Form 10-Q
period 1995-03-31
HEALTHCARE SERVICES GROUP INC
filed 1995-05-15
CIK 731012

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                    FORM 10-Q


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


       For Quarter Ended March 31, 1995     Commission File Number 0-12015

                         HEALTHCARE SERVICES GROUP, INC.
                         --------------------------------
             (Exact name of registrant as specified in its charter)

       Pennsylvania                                   23-2018365
- -------------------------------              ----------------------------
(State or other jurisdiction of              (IRS Employer Identification
 incorporation or organization)               number)

       2643 Huntingdon Pike, Huntingdon Valley, Pennsylvania      19006
- -------------------------------------------------------------------------------
(Address of principal executive office)                         (Zip code)

Registrant's telephone number, including area code:      (215) 938-1661
                                                         --------------

              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        YES      X            NO
                               -----                -----

            Number of shares of common stock, issued and outstanding
                         as of May 12, 1995 is 7,955,537



                                 Total 13 Pages

                                      INDEX

PART I.   FINANCIAL INFORMATION                                   PAGE NO.
          ---------------------                                   --------

          Balance Sheets as of March 31, 1995 and
          December 31, 1994                                          2

          Statements of Income for the Three Months
          Ended March 31, 1995 and 1994                              3

          Statements of Cash Flows for the Three Months
          Ended March 31, 1995 and 1994                              4

          Notes to Financial Statements                            5 to 8

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations            9 to 11


PART II.  OTHER INFORMATION                                          12
          -----------------

SIGNATURES                                                           13


     HEALTHCARE SERVICES GROUP, INC.
              Balance Sheets
                                                            March 31,      December 31,
                                                               1995            1994
                                                         --------------   -------------
     ASSETS
     CURRENT ASSETS:
         Cash and cash equivalents                       $   12,174,658   $  11,230,118
         Accounts and notes  receivable, less allowance
           for doubtful accounts of $4,625,000
           in 1995 and $4,500,000 in 1994                    34,747,792      32,773,299
         Inventories and supplies                             6,618,456       6,298,370
         Deferred income taxes                                1,416,791       1,435,350
         Prepaid expenses and other                           2,072,017       2,791,376
                                                         --------------   -------------
              Total current assets                           57,029,714      54,528,513

     PROPERTY AND EQUIPMENT:
         Laundry and linen equipment                         11,581,380      10,835,247
         Housekeeping equipment and office
           furniture                                          5,377,483       5,174,624
         Autos and trucks                                       140,703         140,703
                                                         --------------   -------------
                                                             17,099,566      16,150,574
         Less accumulated depreciation                       10,758,328      10,207,941
                                                         --------------   -------------
                                                              6,341,238       5,942,633

     INTANGIBLE ASSETS less accumulated
       amortization of  $297,839 in 1995
       and $398,565 in 1994                                     609,573       1,106,666
     COST IN EXCESS OF FAIR VALUE OF NET
       ASSETS ACQUIRED less accumulated
       amortization of $1,036,362 in 1995 and
       $1,008,455  in  1994                                   2,339,115       2,367,021
     CERTIFICATES OF DEPOSIT PLEDGED FOR
       LOAN GUARANTEES  (Note 4)                                              1,500,000
     DEFERRED INCOME TAXES                                    2,309,133       2,207,236
     OTHER NONCURRENT ASSETS                                  8,499,560       8,163,134
                                                         --------------   -------------
                                                         $   77,128,333   $  75,815,203
                                                         ==============   =============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
         Accounts payable                                $    1,786,063   $   3,630,573
         Accrued payroll                                      2,930,725       1,769,544
         Accrued and withheld payroll taxes                     342,958         176,545
         Other accrued expenses                                 230,676         720,749
         Income taxes payable                                   886,958         727,741
         Accrued insurance claims                             1,452,954       1,356,984
                                                         --------------   -------------
              Total current liabilities                       7,630,334       8,382,136

     ACCRUED INSURANCE CLAIMS                                 3,087,526       2,883,591
     RESERVE FOR CONTINGENT LOSSES ON
       PROMISSORY NOTES (Note   2 )                             150,000         300,000
     LITIGATION SETTLEMENT LIABILITY  (Note   3)              2,125,000       2,125,000
     COMMITMENTS AND CONTINGENCIES (Notes 2,3,4 & 5 )


     STOCKHOLDERS' EQUITY:
         Common stock, $.01 par value: 10,000,000
           shares authorized, 7,953,974 shares
           issued in 1995 and 7,935,874 in 1994                  79,540          79,359
         Additional paid in capital                          32,822,634      32,621,034
         Retained earnings                                   31,233,299      29,424,083
                                                         --------------   -------------
              Total stockholders' equity                     64,135,473      62,124,476
                                                         --------------   -------------
                                                         $   77,128,333   $  75,815,203
                                                         ==============   =============
                 See accompanying notes.
                                                     -2-


HEALTHCARE SERVICES GROUP, INC.
            Statements of Income


                                                        For the Three Months Ended
                                                                  March 31
                                                       ------------------------------
                                                           1995              1994
                                                       -------------    -------------
Revenues                                              $  36,385,777     $  31,595,282
Operating costs and expenses:
  Cost of services provided                              30,765,990        26,603,578
  Selling, general and administrative                     2,927,764         2,393,069
  Recovery of contingent losses on promissory
   notes sold (Note 2)                                     (150,000)          (50,000)
Other income:
  Interest income                                           200,158            82,336
                                                       -------------    -------------
Income before income taxes                                3,042,181         2,730,971

Income taxes                                              1,233,000         1,147,000
                                                       -------------    -------------

Net income                                             $   1,809,181    $   1,583,971
                                                       =============    =============

Earnings per common share                              $        0.22    $        0.20
                                                       =============    =============
Weighted average number of common
  shares outstanding                                       8,286,414        8,116,010
                                                       =============    =============

See accompanying notes.

HEALTHCARE SERVICES GROUP, INC.
       Statements of Cash Flows                             For the Three Months Ended
                                                                     March 31,
                                                         ------------------------------
                                                              1995             1994
                                                          -----------     -----------
Cash flows from operating activities:
  Net Income                                               1,809,181        1,583,971
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                          660,149          651,447
      Bad debt provision                                     147,000          150,000
      Recovery of contingent losses on
         promissory notes sold (Note 2)                     (150,000)         (50,000)
      Deferred income taxes benefits                         (83,338)        (315,227)
      Tax benefit of stock option transactions                41,445
   Changes in operating assets and liabilities:
      Accounts receivable                                 (2,121,251)      (1,774,972)
      Inventories and supplies                              (320,086)        (158,265)
      Changes to long term trade notes
       receivable                                           (401,695)        (346,247)
      Accounts payable and other accrued expenses         (2,334,584)      (1,763,419)
      Accrued payroll, accrued and withheld payroll
       taxes                                               1,327,594        1,208,871
      Accrued insurance claims                               299,905         (288,619)
      Income taxes payable                                   159,445        1,112,146
      Prepaid expenses and other assets                    1,199,431         (692,631)
                                                         -----------      -----------
          Net cash provided by (used in) operating
           activities                                        233,439         (682,945)
                                                         -----------      -----------
Cash flows from investing activities:
  Disposals of fixed assets                                                    11,008
  Additions to property and equipment                       (948,992)        (343,848)
  Release of certificates of deposits pledged
    for loan guarantees                                    1,500,000
                                                         -----------      -----------
          Net cash provided by (used in) investing
           activities                                        551,008         (332,840)
                                                         -----------      -----------
Cash flows from financing activities:
  Proceeds from the exercise of stock options                160,336            4,625
                                                         -----------      -----------
          Net cash provided by financing activities          160,336            4,625
                                                         -----------      -----------
Net increase (decrease) in cash and cash equivalents         944,783       (1,011,160)
Cash and cash equivalents at beginning of the period      11,230,118        7,858,694
                                                         -----------      -----------
Cash and cash equivalents at end of the period            12,174,658        6,847,534
                                                         ===========      ===========

       See accompanying notes.
                                            -4-

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)


Note 1 - Basis of Reporting

      The accompanying financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. The balance sheet shown in this report as of March 31, 1995 has been derived from, and does not include, all the disclosures contained in the consolidated financial statements for the year ended December 31, 1994. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. However, in the opinion of the Company, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2- Sale of Promissory Notes Receivable and Provision for
          Contingent Losses on Promissory Notes Sold

    In 1991 and 1990, the Company sold to its bank, with recourse, promissory notes receivable at face value of approximately $3,800,000 and $2,500,000, respectively. As of March 31, 1995 the 1991 promissory notes sold have an outstanding balance of $150,000, while the 1990 promissory notes have been paid in full. As of December 31, 1994, the 1991 and 1990 promissory notes sold had approximately $300,000 and $800,000, respectively, of the aggregate amount of the promissory notes sold in each year remained outstanding. On July 15, 1992, a client paid in full to the Company's bank one of the promissory notes in the amount of $910,000. In addition, the client paid $100,000 in each quarter of 1993 (in the aggregate $400,00), as well as $50,000 in the first quarter of 1994 and $75,000 in each of the second and third quarters of 1994 and $100,000 in the fourth quarter of 1994 (in the aggregate $300,000), and a $150,000 payment in the first quarter of 1995 as partial payment on another note (see discussion below regarding these promissory notes). Therefore, the Company reversed the provision recorded as of December 31, 1991 and recognized the $910,000, $400,000, $300,000 and $150,000 payments as income in 1992, 1993, 1994 and the three month period ending March 31, 1995, respectively. All of the promissory notes sold during 1990 and all but one of the promissory notes sold during 1991 represent accounts receivable due to the Company for services rendered. These accounts receivable had been converted to promissory notes prior to their sale to the bank. The Company converted the accounts receivable to interest bearing promissory notes receivable in order to further evidence the amounts owed and to enhance its collection efforts. All of the promissory notes (except the one mentioned in the following paragraph) provided for monthly payments of principal and interest and some were secured by certain assets of the issuers. Pursuant to agreements with its bank, the Company may be required to post substitute collateral if its line of credit from its bank expires or is terminated prior to the promissory notes being paid in full.

    In 1991, the Company made arrangements with its bank to provide financing of $1,000,000 to one of its clients for which the Company agreed to guarantee payment. In order for the Company to negotiate maximum security for its guarantee, the Company made the loan directly to the client and simultaneously sold the promissory note receivable to the bank. In addition, among the notes sold during 1991, is a promissory note in the amount of $910,000 which was issued in 1990 by an entity related to this client and subsequently paid in full to the bank on July 15, 1992. On April 22, 1992 a director of the Company, who is not an officer, agreed to purchase these promissory notes (for the full principal amount thereof plus accrued interest) without recourse to the Company, upon a request by the bank that the Company post substitute collateral. Any such purchase would include the assignment of the collateral pledged as security. The Company entered into this agreement (which was approved by the Board of Directors) with the director in order to protect its interests with respect to these promissory notes. The director is engaged in the operation of nursing homes. Although the Company believes that it will not incur any financial loss as a result of these promissory notes, it has, as of March 31, 1995 and December 31, 1994, established a reserve for contingent losses in the amount of $150,000 and $300,000, respectively. The borrower of the $1,000,000 financing used the proceeds to fully fund the purchase price for its acquisition of the client.
The equity method of accounting had been used to value the collateral held as security for these promissory notes, which, as a consequence of losses incurred by the client after the closing date of the transaction had resulted in the Company providing a reserve for the total unpaid amount of the promissory notes as of March 31, 1995 and December 31, 1994.


Note 3 - Settlement of Class Action Litigation

   In the fourth quarter of 1993 the Company and its insurer consumated an agreement to settle the consolidated class action complaints filed against it in Federal District Court. The settlement was approved by court order dated September 8, 1994 and became effective on October 10, 1994. The settlement provided for the payment of $2,625,000 by the Company's insurer, which funds have been placed in escrow, and the issuance of common shares by the Company having a value of $2,125,000 to be issued by the Company. The settlement and related estimated legal costs have been recorded as an extraordinary item in 1993. Such extraordinary item reduced 1993 net income by approximately $1,437,000, net of income tax benefit of $844,000. Based on the first quarter of 1995's average current market value, the Company estimates that it will issue approximately 156,000 shares, which it expects to issue during the second quarter of 1995; this will increase the number of common shares outstanding by approximately 2.0%. The effect of issuing the shares is reflected in the per share amounts reported for both the three month periods ended March 31, 1995 and 1994.

Note 4- Other Contingencies

     In 1988, the Company acquired a 19.5% interest in T.L.C. St Petersburg, Inc. ("TLC"), a corporation which owned and operated a long-term care facility in Florida and which was a client of the Company. The Company had guaranteed $1,500,000 of working capital loans of TLC at both December 31, 1994 and December 31, 1993 and had pledged equal amounts of certificates of deposit as collateral for the guarantee (which are listed as Certificates of Deposit Pledged for Loan Guarantees in the accompanying balance sheets at both December 31, 1994 and December 31, 1993). In addition, the Company had guaranteed notes payable of approximately $1,700,000 of TLC. TLC made all required principal and interest payments due under the terms of these loans through December 31, 1994. Total guarantees for TLC aggregated $3,200,000 at both December 31, 1994 and December 31, 1993.

     During 1993, one of the Company's clients, which owns and operates a significant number of long-term care facilities throughout the country, purchased from a third party the balance of the issued and outstanding shares of TLC and that client now holds 90.1% of the issued and outstanding shares of TLC. During the fourth quarter of 1993, TLC entered into an agreement to sell substantially all of its assets to an unrelated third party. The sale closed on March 28, 1995 and all loans guaranteed by the Company have been paid in full and the Certificates of Deposit pledged for the loan guarantees have been released to the Company.

     As of January 1, 1994, TLC entered into a twenty year agreement to lease the operations of the facility to an entity controlled by TLC's majority shareholder. The purchaser of TLC's assets assumed such operating lease.

     However, because of TLC's uncertain financial condition, the Company, until the time TLC entered into an agreement to sell its assets, fully reserved advances to and receivables from TLC which amounted to approximately $2,000,000 at both December 31, 1994 and 1993 and $1,200,000 at December 31, 1992. Subsequent to the sales agreement, the Company advanced approximately $2,600,000 to TLC. All obligations due the Company have been assumed by the entity that began operating the facility on January 1, 1994. The obligations are being repaid in accordance with the terms of a promissory note issued to the Company.

     The Company has a $13,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements or for other purposes, that expires on June 30, 1995. The Company currently anticipates that its bank line of credit will be renewed for a one year period. Amounts drawn under the line are payable upon demand. At both March 31, 1995 and December 31, 1994, there were no borrowings under the line. However, during 1991 and 1990, the

Company sold promissory notes receivable of approximately $3,800,000 and $2,500,000, respectively, to its bank with recourse. As of March 31, 1995 the 1991 promissory notes sold have an outstanding balance of approximately $150,000, while the 1990 promissory notes sold have been paid in full. At December 31, 1994, the unpaid balance of the promissory notes receivable sold was approximately $1,100,000 (see Note 6 of Notes to Financial Statements at December 31, 1994). In addition, at both March 31, 1995 and December 31, 1994 the Company had outstanding approximately $8,200,000 of irrevocable standby letters of credit, which primarily relate to payment obligations under the Company's insurance program. Both the promissory notes receivable sold (see
Note 2 above) and letters of credits issued reduced the amount available under the line by approximately $8,350,000 at March 31, 1995 and $9,300,000 at December 31, 1994.


Note 5 - Other Matters

     The Securities and Exchange Commission (SEC) is conducting a non-public investigation with respect to certain matters, including the Company's financial statements, financial condition and results of operations. The Company has been cooperating fully with such inquiry on a voluntary basis. The Staff of the SEC has recently advised the Company that it is considering recommendations to the Commission about certain allegations of violations of the Federal securities laws by the Company and certain of its officers with respect to periods ended on or before December 31, 1991. However, the Staff has advised the Company that it will not make any recommendations to the Commission until the Company has the opportunity to address the issues raised by the Staff.

     In addition, the United States Attorney for the Eastern District of Pennsylvania is investigating certain payments (approximately $84,000 in 1988, $54,000 in 1989, $110,000 in 1990, $125,000 in 1991 and $34,000 in $1992) made by the Company between June 1988 and January 1992 to certain vendors that were not in accordance with Company policy. This matter was previously investigated and reported upon by the Company in its Form 10-K for the year ended December 31, 1991. The information regarding this matter was voluntarily furnished to the U.S. Attorney's office in New Jersey in May 1992 and such payments were recovered by the Company in 1992.

     The ultimate outcome of these matters cannot presently be determined and accordingly no adjustments have been made to the Company's financial statements. The Company does, however, anticipate that it may incur a significant amount of legal and related expenses in connection with these matters.

PART I.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto.

RESULTS OF OPERATIONS

     Revenues for the first quarter of 1995 increased by 15.2% over revenues in the corresponding 1994 quarter. The following factors contributed to the increase in revenues: service agreements with new clients in existing geographic areas increased revenues 21.6% ; geographic expansion increased revenues 3.3% while cancellations and other minor changes decreased revenues 9.7% .

    Cost of services provided as a percentage of revenues increased slightly to 84.5% in the first quarter of 1995 compared to 84.2% in the corresponding 1994 quarter. The primary factors affecting the variations in comparing the periods' cost of services provided as a percentage of revenue and their respective effects on the .3% increase are as follows: costs associated with service agreements cancelled of 1.1%; increase in labor cost of .6%; and an increase in workers' compensation, general liability and other insurance of .6%; and offsetting these increases was; a 1.% decrease from the recovery of damages resulting from the settlement of litigation; a decrease in depreciation of .4%; and a decrease in the cost of health insurance and employee benefits of .4%.

    Selling, general and administrative expenses as a percentage of revenue increased to 8.0% for the first quarter of 1995 as compared to 7.6% in the corresponding 1994 period. The .4% increase is primarily attributable to additional costs associated with the expansion of the divisional and regional staffs which will better position the Company to achieve its performance objectives in the future.

     The Company anticipates that it will incur a significant amount of legal and related expenses in connection with certain matters (see Note 5 - Other Matters).

Liquidity and Capital Resources

     At March 31, 1995 the Company had working capital of $49,399,380 compared to $46,146,376 at December 31, 1994.

    The Company's current ratio at March 31, 1995 is 7.5 to 1 as compared to 6.5 to 1 at December 31, 1994.

     The net cash provided by the Company's operating activities was $233,196 for the three month period ended March 31, 1995. The components of working capital that required the largest amount of cash were; a $2,121,251 increase in accounts receivable and a $2,334,584 decrease in accounts payable and other accrued expenses. The increase in accounts receivable resulted primarily from the continued growth in the Company's revenues which increased by 15.2% in the three month period ended March 31, 1995. The increased use of cash associated with accounts payable and other accrued expenses resulted primarily from the timing of payments to vendors.

     The Company expends considerable effort to collect the amounts due for its services on the terms agreed upon with its clients. Many of the Company's clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Whenever possible, when a client falls behind in making agreed-upon payments, the Company converts the unpaid accounts receivable to interest bearing promissory notes receivable. The promissory notes receivable provide a means by which to further evidence the amounts owed, provide a definitive repayment plan and therefore may enhance the ultimate collectibility of the amounts due. In some instances the Company obtains a security interest in certain of the debtors' assets. Certain of the Company's promissory notes receivable have been sold to its bank (see Note 2 of Notes to Financial Statements).

    The Company has a $13,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow, that expires on June 30, 1995. The Company currently anticipates that its bank line of credit will be renewed for a one year period. Amounts drawn under the line are payable on demand. At March 31, 1995, there were no borrowings under the line. However, at such date, the amount available under the line had been reduced by approximately $8,350,000 as a result of contingent liabilities of the Company to the lender relating to letters of credit issued for and guaranties of promissory notes receivable sold by the Company.

     At March 31, 1995, the Company had $12,174,658 of cash and cash equivalents, which it views as its principal measure of liquidity.

     In the fourth quarter of 1993, the Company and its insurer reached an agreement in principle to settle the consolidated class action complaint filed against it in Federal District Court. The Order approving the settlement was approved by the court on September 8, 1994 and became effective on October 10, 1994. The proposed settlement provides for the payment of $2,625,000 to be paid by the Company's insurer and common shares having a value of $2,125,000 to be issued by the Company (see Note 8 of Notes to Financial Statements at December 31, 1994.)

     The Company has no specific material commitments for capital expenditures and believes that its cash from operations, existing balances and available credit line will be adequate for the foreseeable future to satisfy the needs of its operations and to fund its continued growth. However, if the need arose, the Company would seek to obtain capital from such sources as long-term debt or equity financing.

PART II.        Other Information
                -----------------

Item 1.           Legal Proceedings.                None.

Item 2.           Changes in Securities.            None.

Item 3.           Defaults under Senior Securities. None.

Item 4.           Submission of Matters to a
                   Vote of Security
                   Holders.               Not Applicable.

Item 5.           Other Information.

                    a)  None.

Item 6.           Exhibits and Reports on Form 8-K.

                    a)  Exhibits - None.

                    b)  Reports on Form 8-K  - None.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                HEALTHCARE SERVICES GROUP, INC.
                                -------------------------------


May 11, 1995                          /s/ DANIEL P. McCARTNEY
- ---------------------------     ---------------------------------------
Date                            DANIEL P. McCARTNEY
                                Director and Chief Executive
                                Officer


May 11, 1995                          /s/ THOMAS A. COOK
- ---------------------------     ---------------------------------------
Date                            THOMAS A. COOK
                                Director, President and
                                Chief Operating Officer


May 11, 1995                          /s/ JAMES L. DiSTEFANO
- ---------------------------     ---------------------------------------
Date                            James L. DiStefano
                                Chief Financial Officer and
                                Treasurer



May 11, 1995                          /s/ RICHARD W. HUDSON
- ---------------------------     ---------------------------------------
Date                            Richard W. Hudson
                                Vice President- Finance
                                and Chief Accounting Officer