Form 10-Q
period 1995-06-30
HEALTHCARE SERVICES GROUP INC
filed 1995-08-14
CIK 731012

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1995                 Commission File Number  0-12015

                        HEALTHCARE SERVICES GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                              23-2018365
-------------------------------           ------------------------------------
(State or other jurisdiction of           (IRS Employer Identification number)
incorporation or organization)

          2643 Huntingdon Pike, Huntingdon Valley, Pennsylvania 19006
       -----------------------------------------------------------------
         (Address of principal executive office)              (Zip code)

Registrant's telephone number, including area code:         215-938-1661
                                                         ------------------

          Indicate mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days.

                             YES    X       NO
                                 -------       -------

Number of shares of common stock, issued and outstanding as of August 7, 1995 is 8,142,213


                            Total  17  Pages

                                  INDEX



PART I.                 FINANCIAL INFORMATION                         PAGE NO.
                        ---------------------                         --------

                        Balance Sheets as of June 30, 1995 and
                            December 31, 1994                            2

                        Statements of Income for the Three Months
                             ended June 30, 1995 and 1994                3

                        Statements of Income for the Six Months
                             ended June 30, 1995 and 1994                4

                        Statements of Cash Flows for the Six Months
                             ended June 30, 1995 and 1994            5   to  6

                        Notes to Financial Statements                7   to  10

                        Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations                             11   to  13


PART II.                OTHER INFORMATION                           14   to  15

SIGNATURES                                                               16

     HEALTHCARE SERVICES GROUP, INC.
            Balance Sheets

                                                              June 30, 1995     December 31,
                                                                  1995              1994
                                                               (Unaudited)       (Audited)
                                                             ---------------   --------------
     ASSETS
     CURRENT ASSETS:
         Cash and cash equivalents                              $14,001,423      $11,230,118
         Accounts and notes  receivable, less allowance
           for doubtful accounts of $4,577,000
           in 1995 and $4,500,000 in 1994                        33,111,176       32,773,299
         Inventories and supplies                                 6,962,940        6,298,370
         Deferred income taxes                                    1,146,097        1,435,350
         Prepaid expenses and other                               1,855,767        2,791,376
                                                             ---------------   --------------
              Total current assets                               57,077,403       54,528,513

     PROPERTY AND EQUIPMENT:
         Laundry and linen equipment                             11,739,601       10,835,247
         Housekeeping equipment and office
           furniture                                              5,774,496        5,174,624
         Autos and trucks                                           140,703          140,703
                                                             ---------------   --------------
                                                                 17,654,800       16,150,574
         Less accumulated depreciation                           11,346,767       10,207,941
                                                             ---------------   --------------
                                                                  6,308,033        5,942,633

     INTANGIBLE ASSETS less accumulated
       amortization of $256,366 in 1995
       and $398,565 in 1994                                         396,464        1,106,666
     COST IN EXCESS OF FAIR VALUE OF NET
       ASSETS ACQUIRED less accumulated
        amortization of $1,043,601 in 1995 and
        $1,008,455  in  1994                                      2,311,876        2,367,021
     CERTIFICATES OF DEPOSIT PLEDGED FOR
       LOAN GUARANTEES  (Note 4)                                                   1,500,000
     DEFERRED INCOME TAXES                                        2,345,525        2,207,236
     OTHER NONCURRENT ASSETS                                      8,836,159        8,163,134
                                                             ---------------   --------------
                                                                $77,275,460      $75,815,203
                                                             ===============   ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
         Accounts payable                                       $ 1,871,763      $ 3,630,573
         Accrued payroll                                          1,318,135        1,769,544
         Accrued and withheld payroll taxes                         135,516          176,545
         Other accrued expenses                                     522,721          720,749
         Income taxes payable                                       689,850          727,741
         Accrued insurance claims                                   900,303        1,356,984
                                                             ---------------   --------------
              Total current liabilities                           5,438,288        8,382,136

     ACCRUED INSURANCE CLAIMS                                     3,386,852        2,883,591
     LIABILITY FOR CONTINGENT LOSSES ON
       PROMISSORY NOTES (Note   2 )                                 100,000          300,000
     LITIGATION SETTLEMENT LIABILITY  (Note   3)                                   2,125,000
     LIABILITY FOR ESTIMATED COST RELATED TO SEC
        INQUIRY AND OTHER MATTERS   (Note  5)                     1,991,177
     COMMITMENTS AND CONTINGENCIES  (Notes   2,3,4, & 5)


     STOCKHOLDERS' EQUITY:
         Common stock, $.01 par value: 10,000,000
           shares authorized, 8,142,213 shares
           issued in 1995 and 7,935,874 in 1994                      81,422           79,359
         Additional paid in capital                              35,027,506       32,621,034
         Retained earnings                                       31,250,215       29,424,083
                                                             ---------------   --------------
              Total stockholders' equity                         66,359,143       62,124,476
                                                             ---------------   --------------
                                                                $77,275,460      $75,815,203
                                                             ===============   ==============

                   See accompanying notes.

HEALTHCARE SERVICES GROUP, INC.
     Statements of Income
        (Unaudited)

                                                                         For the Three Months Ended      For the Six Months Ended
                                                                                  June 30,                          June 30,
                                                                       -----------------------------   ----------------------------
                                                                           1995             1994            1995             1994
                                                                       -------------   -------------   ------------    ------------
Revenues                                                               $ 36,624,908    $ 32,923,001    $ 73,010,685    $ 64,518,283
Operating costs and expenses:
  Cost of services provided                                              30,851,285      27,462,458      61,617,275      54,066,035
  Selling, general and administrative                                     3,326,305       2,764,630       6,254,069       5,157,698
  Recovery of contingent losses on promissory notes sold  (Note 2)          (50,000)        (75,000)       (200,000)       (125,000)
Other income  (expense):
  Provision for estimated cost related to SEC
     Inquiry and other matters  (Note 5)                                 (2,400,000)                     (2,400,000)
  Interest income                                                           233,634         141,081         433,791         223,497
                                                                       ------------    ------------    ------------    ------------
Income before income taxes                                                  330,952       2,911,994       3,373,132       5,643,047

Income taxes                                                                314,000       1,223,000       1,547,000       2,370,000
                                                                       ------------    ------------    ------------    ------------

Net income                                                             $     16,952    $  1,688,994    $  1,826,132    $  3,273,047
                                                                       ============    ============    ============    ============

Earnings per common share                                              $       0.00    $       0.21    $       0.22    $       0.41
                                                                       ============    ============    ============    ============
Weighted average number of common
  shares outstanding                                                      8,212,021       8,187,756       8,261,678       8,169,432
                                                                       ============    ============    ============    ============

See accompanying notes.

HEALTHCARE SERVICES GROUP, INC.
  Statements of Cash Flows
        (Unaudited)

                                                            For the Six Months
                                                                 June 30,
                                                        ------------------------
                                                           1995          1994
                                                        -----------   ----------
Cash flows from operating activities:
  Net Income                                           $ 1,826,132   $ 3,273,046
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                      1,333,090     1,320,394
      Bad debt provision                                   250,514       319,377
      Recovery of contingent losses on
         promissory notes sold (Note 2)                   (200,000)     (125,000)
      Deferred income taxes                                150,964        (1,000)
      Tax benefit of stock option transactions              59,000        47,872
   Changes in operating assets and liabilities:
      Accounts receivable                                 (588,391)   (1,017,983)
      Inventories and supplies                            (664,570)     (385,461)
      Changes to long term trade notes
       receivable                                         (790,412)   (1,794,032)
      Accounts payable and other accrued expenses       (1,956,839)   (2,048,781)
      Accrued payroll, accrued and withheld payroll
       taxes                                              (492,438)     (461,995)
      Accrued insurance claims                              46,580        46,000
      Liability for estimated cost related to SEC
          inquiry and other matters (Note 5)             1,991,177
      Income taxes payable                                 (37,891)    1,178,461
      Prepaid expenses and other assets                  1,638,184      (700,409)
                                                        -----------   -----------
          Net cash provided by (used in) operating
            activities                                   2,565,100      (349,511)
                                                        -----------   -----------
Cash flows from investing activities:
  Disposals of fixed assets                                               32,283
  Additions to property and equipment                   (1,518,332)     (918,694)
  Release of certificates of deposits pledged
    for loan guarantees                                  1,500,000
                                                        -----------   -----------
          Net cash used in investing activities            (18,332)     (886,411)
                                                        -----------   -----------
Cash flows from financing activities:
  Proceeds from the exercise of stock options              224,537        49,625
                                                        -----------   -----------

          Net cash provided by financing activities        224,537        49,625
                                                        -----------   -----------

Net increase (decrease) in cash and cash equivalents     2,771,305    (1,186,297)

Cash and cash equivalents at beginning of the period    11,230,118     7,858,694
                                                        -----------   -----------

Cash and cash equivalents at end of the period         $14,001,423   $ 6,672,397
                                                        ===========   ===========

       See accompanying notes.
                                            -4-

HEALTHCARE SERVICES GROUP, INC.






Supplemental Disclosure of Noncash Financing Activity:

     On August 1, 1995, the Company issued 180,851 shares of its common stock representing its payment obligation under the 1993 settlement of the consolidated class action complaints filed against it in 1991 and 1992. Accordingly, the June 30, 1995 Balance Sheet reflects the payment of the previously recorded Litigation Liability of $2,125,000 by increasing stockholders' equity in the same amount.

                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)

Note 1 -  Basis of Reporting

          The accompanying financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. The balance sheet shown in this report as of June 30, 1995 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 1994. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual report on Form 10-K for the year ended December 31, 1994. However, in the opinion of the Company, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2  -  Sale of Promissory Notes Receivable and Provision for Contingent
           Losses on Promissory Notes Sold

     In 1991 and 1990, the Company sold to its bank, with recourse, promissory notes receivable at face value of approximately $3,800,000 and $2,500,000, respectively. As of June 30, 1995 the 1991 promissory notes sold have an outstanding balance of $100,000, while the 1990 promissory notes have been paid in full. As of December 31, 1994 approximately $300,000 and $800,000, respectively, of the aggregate amount of such promissory notes sold in each year remained outstanding. On July 15, 1992, a client paid in full to the Company's bank one of the promissory notes in the amount of $910,000. In addition, the client paid $100,000 in each quarter of 1993 (in the aggregate $400,000 ), as well as $50,000 in the first quarter of 1994 and $75,000 in each of the second and third quarters of 1994 and $100,000 in the fourth quarter of 1994 (in the aggregate $300,000), and payments of $150,000 and $50,000 in the first and second quarters of 1995, respectively as partial payment on another note (see discussion below regarding these promissory notes). Therefore, the Company reversed the provision recorded as of December 31, 1991 and recognized the $910,000, $400,000, $300,000 and $200,000 payments as income in 1992, 1993, 1994 and the six month period ending June 30, 1995, respectively. All of the promissory notes sold during 1990 and all but one of the promissory notes sold during 1991 represent accounts receivable due to the Company for services rendered. These accounts receivable had been converted to promissory notes prior to their sale to the bank. The Company converted the accounts receivable to interest bearing promissory notes receivable in order to further evidence the amounts owed and to enhance its collection efforts. All of the promissory notes ( except the one mentioned in the following paragraph ) provided for monthly payments of principal and interest and some were secured by certain assets of the issuers. Pursuant to agreements with its bank, the Company may be required to post substitute collateral if its line of credit from its bank expires or is terminated prior to the promissory notes being paid in full.

     In 1991, the Company made arrangements with its bank to provide financing of $1,000,000 to one of its clients for which the Company agreed to guarantee payment. In order for the Company to negotiate maximum security for its guarantee, the Company made the loan directly to the client and simultaneously sold the promissory note receivable to the bank. In addition, among the notes sold during 1991, is a promissory note in the amount of $910,000 which was issued in 1990 by an entity related to this client and subsequently paid in full to the bank on July 15, 1992. On April 22, 1992 a director of the Company, who is not an officer, agreed to purchase these promissory notes (for the full principal amount thereof plus accrued interest) without recourse to the Company, upon a request by the bank that the Company post substitute collateral. Any such purchase would include the assignment of the collateral pledged as security. The Company entered into this agreement (which was approved by the Board of Directors) with the director in order to protect its interests with respect to these promissory notes. The director is engaged in the operation of nursing homes. Although the Company believes that it will not incur any financial loss as a result of these promissory notes, it has, as of June 30, 1995 and December 31, 1994 established a reserve for contingent losses in the amount of $100,000 and $300,000, respectively. The borrower of the $1,000,000 financing used the proceeds to fully fund the purchase price for its acquisition of the client. The equity method of accounting had been used to value the collateral held as security for these promissory notes, which, as a consequence of losses incurred by the client after the closing date of the transaction had resulted in the Company providing a reserve for the total unpaid amount of the promissory notes as of June 30, 1995 and December 31, 1994.

Note 3  -  Settlement of Class Action Litigation

     In the fourth quarter of 1993 the Company and its insurer consummated an agreement to settle the consolidated class action complaints filed against it in Federal District Court in 1991 and 1992. The settlement was approved by court order dated September 8, 1994 and became effective on October 10, 1994. The settlement provided for the payment of $2,625,000 by the Company's insurer and the issuance of common shares by the Company having a value of $2,125,000. The settlement and related estimated legal costs have been recorded as an extraordinary item in 1993. Such extraordinary item reduced 1993 net income by approximately $1,437,000, net of income tax benefit of $844,000.

     On August 1, 1995, the Company issued 180,851 shares of its common stock representing its payment obligation under the 1993 settlement of the consolidated class action complaints. Accordingly, the effect of issuing these shares is reflected in the per share amounts reported for the three and six month periods ended June 30, 1995. The June 30, 1995 Balance Sheet also reflects the payment of the previously recorded Litigation Liability of $2,125,000 by increasing stockholders' equity in the same amount.

Note 4 -   Other Contingencies

     In 1988, the Company acquired a 19.5% interest in T.L.C. St Petersburg, Inc. ("TLC"), a corporation which owned and operated a long-term care facility in Florida and which was a client of the Company. The Company had guaranteed $1,500,000 of working capital loans of TLC at both December 31, 1994 and December 31, 1993 and had pledged equal amounts of certificates of deposit as collateral for the guarantee ( which are listed as Certificates of Deposit Pledged for Loan Guarantees in the accompanying balance sheet at December 31, 1994 ). In addition, the Company had guaranteed TLC notes payable of approximately $1,700,000. TLC made all required principal and interest payments due under the terms of these loans through December 31, 1994.Total guarantees for TLC aggregated $3,200,000 at both December 31, 1994 and December 31, 1993.

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

     By reason of TLC's uncertain financial condition, the Company, until the time TLC entered into an agreement to sell its assets, fully reserved advances to and receivables from TLC which amounted to approximately $2,000,000 at both December 31, 1994 and 1993 and $1,200,000 at December 31, 1992. Subsequent to the sales agreement, the Company advanced approximately $2,900,000 to TLC. All obligations due the Company have been assumed by the entity that began operating the facility on January 1, 1994. The obligations are being repaid in accordance with the terms of a promissory note issued to the Company.

     The Company has a $13,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements or for other purposes. This line expires on June 30, 1996. Amounts drawn under the line are payable upon demand. At both June 30, 1995 and December 31, 1994, there were no borrowings under the line. However, during 1991 and 1990, the Company sold promissory notes receivable of approximately $3,800,000 and $2,500,000, respectively, to its bank, with recourse. As of June 30, 1995 the 1991 promissory notes sold have an outstanding balance of approximately $100,000, while the 1990 promissory notes sold have been paid in full. At December 31, 1994, the unpaid balance of the promissory notes receivable sold was approximately $1,100,000 (see Note 6 of Notes to Financial Statements at December 31, 1994).

In addition, at both June 30, 1995 and December 31, 1994 the Company had outstanding approximately $8,200,000 of irrevocable standby letters of credit, which primarily relate to payment obligations under the Company's insurance program. Both the promissory notes receivable sold ( see Note 2 above ) and letters of credits issued reduced the amount available under the line by approximately $8,300,000 at June 30, 1995 and $9,300,000 at December 31, 1994.

Note 5  -  Provision for Estimated Cost Related to SEC Inquiry and Other Matters

     The Securities and Exchange Commission (SEC) has been conducting a non-public investigation since 1990 with respect to certain matters, including the Company's financial statements, financial condition and results of operations. The Company has been cooperating fully with such inquiry on a voluntary basis. The Staff of the SEC has recently advised the Company that it is considering recommendations to the Commission about certain allegations of violations of the Federal securities laws by the Company and certain of its officers with respect to periods ended on or before December 31, 1991. However, the Staff has advised the Company that it will not make any recommendations to the Commission until the Company has the opportunity to address the issues raised by the Staff, which it is still in the process of doing.

     In addition, the United States Attorney for the Eastern District of Pennsylvania is investigating certain payments ( approximately $84,000 in 1988, $54,000 in 1989, $110,000 in 1990, $125,000 in 1991 and $34,000 in 1992 ) made by the Company between June 1988 and January 1992 to certain vendors that were not in accordance with Company policy. This matter was previously investigated and reported upon by the Company in its Form 10-K for the year ended December 31, 1991. The information regarding this matter was voluntarily furnished to the U.S. Attorney's office in New Jersey in May 1992 and such payments were recovered by the Company in 1992.

     The Company anticipates that it will incur a significant amount of legal and related costs in connection with these matters. As of June 30, 1995, the Company has already incurred approximately $900,000 of costs and estimates that the additional costs which may be incurred in connection with these matters will be in a range of approximately $1,500,000 to $3,500,000 and accordingly has set up a provision for the estimated low range of this liability. The result of this $2,400,000 provision was to reduce both the three and the six month net income by approximately $1,594,000 or $.20 per common share.

PART I.

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto.

RESULTS OF OPERATIONS

     Revenues for the second quarter of 1995 increased by 11.2% over revenues in the corresponding 1994 quarter. Revenues for the six months ending June 30, 1995 increased by 13.2% over the same 1994 period. The following factors contributed to the increase in revenues: service agreements with new clients in existing geographic areas increased 20.6% for the second quarter and 21.1% for the six month period; geographic expansion increased revenues 2.6 % for the second quarter and 3.0% for the six month period and cancellations and other minor changes decreased revenues 12.0% for the second quarter and 10.9% for the six month period.

     Cost of services provided as a percentage of revenues increased slightly to 84.2% for the second quarter of 1995 from 83.4% in the corresponding 1994 quarter. In addition, cost of services provided as a percentage of revenue increased to 84.4% for the six month period ending June 30, 1995 from 83.8% in the same 1994 period. The primary factors affecting the variations in comparing the 1995 three and six month periods, respectively, in cost of services provided as a percentage of revenue and their effects on the respective .8% and .6% increases are as follows: in the second quarter an increase in labor cost of 1.8%; and an increase of .5% in amortization of service agreements and costs associated with service agreements cancelled (see Note 1-Intangible Assets in Notes to Financial Statements at December 31, 1994); and offsetting these increases was a decrease in workers' compensation, general liability and other insurance of 1.4%; in the six month period an increase of 1.2% in labor cost; and a .9% increase in amortization of service agreements and costs associated with service agreements cancelled (see Note 1-Intangible Assets in Notes to Financial Statements at December 31, 1994); and offsetting these increases was a decrease of .5% in depreciation; and a .4% decrease in workers' compensation, general liability and other insurance costs.

     Selling, general and administrative expenses as a percentage of revenue increased to 9.1% for the second quarter of 1995 as compared to 8.4% in the corresponding 1994 period. The six month period ending June 30, 1995 also recognized an increase in SG & A expenses to 8.6% as a percentage of revenue as compared to 8.0% in the corresponding 1994 period. The three and six month period increases are primarily attributable to additional costs associated with the expansion of the divisional and regional staffs.

     The Company presently anticipates that it will incur a significant amount of additional legal and related costs in connection with the pending governmental investigations and accordingly has established a provision for this purpose (see Note 5 - Provision for Estimated Cost Related to SEC Inquiry and Other Matters).

Liquidity and Capital Resources

     At June 30, 1995 the Company had working capital of $51,639,115 compared to $46,146,376 at December 31, 1994.

     The Company's current ratio at June 30, 1995 is 10.5 to 1 as compared to
6.5 to 1 at December 31, 1994.

     The net cash provided by the Company's operating activities was $2,565,100 for the six month period ended June 30, 1995. The components of working capital that required the largest amount of cash were; a $1,956,839 decrease in accounts payable and other accrued expenses, and increases in long term trade notes receivable and accounts receivable of $790,412 and $588,391, respectively. The increased use of cash associated with accounts payable and other accrued expenses resulted primarily from the timing of payments to vendors. The increase in long term trade notes receivable and accounts receivable resulted primarily from the continued growth in the Company's revenues which increased by 13.2% in the six month period ended June 30, 1995.

     The Company expends considerable effort to collect the amounts due for its services on the terms agreed upon with its clients. Many of the Company's clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Whenever possible, when a client falls behind in making agreed-upon payments, the Company converts the unpaid accounts receivable to interest bearing promissory notes receivable. The promissory notes receivable provide a definitive repayment plan and therefore may enhance the ultimate collectibility of the amounts due. In some instances the Company obtains a security interest in certain of the debtors' assets. Certain of the Company's promissory notes receivable have been sold to its bank (see Note 2 of Notes to Financial Statements).

     The Company has a $13,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow. This line expires on June 30, 1996. Amounts drawn under the line are payable on demand. At June 30, 1995, there were no borrowings under the line. However, at such date, the amount available under the line had been reduced by approximately $8,300,000 as a result of contingent liabilities of the Company to the lender relating to letters of credit issued for and guaranties of promissory notes receivable sold by the Company.

     At June 30, 1995, the Company had $14,001,423 of cash and cash equivalents, which it views as its principal measure of liquidity.

     In the fourth quarter of 1993, the Company and its insurer reached an agreement in principle to settle the consolidated class action complaint filed against it in Federal District Court. The Order approving the settlement was approved by the court on September 8, 1994 and became effective on October 10, 1994. The settlement provided for the payment of $2,625,000 by the Company's insurer and common shares having a value of $2,125,000 to be issued by the Company ( see Note 8 of Notes to Financial Statements at December 31, 1994.). On August 1, 1995, the Company issued 180,851 shares of its common stock representing its payment obligation under the 1993 settlement of the consolidated class action complaints. Accordingly, the June 30, 1995 Balance Sheet reflects the payment of the previously recorded Litigation Liability of $2,125,000 by increasing stockholders' equity in the same amount.

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

PART II.                  Other Information
                          -----------------
Item 1.                   Legal Proceedings.                                          None

Item 2.                   Changes in Securities.

    (b) Registrant's Articles of Incorporation were amended on May 23, 1995 to provide for an increase in the number of authorized shares of common stock from 10,000,000 to 15,000,000.

Item 3.                   Defaults under Senior Securities.                            None

Item 4.                   Submission of Matters to a Vote of Security
                          Holders.

    (c)                   The Company's Annual Meeting of Shareholders was held on
                          May 23, 1995 for the purpose of electing a board of directors, approving the appointment of auditors, and voting
                          on the proposals described below. Proxies for the meeting
                          were solicited pursuant to Section 14(a) of the
                          Securities Exchange Act of 1934 and there was no
                          solicitation in opposition to management's solicitations.

                          (1)  All of management's nominees for directors were elected as follows:
                                         Shares Voted                  Withheld
                                              For

                                          7,246,445                     38,831

                          (2)  Proposal to engage Grant Thornton LLP as the independent public accountants of the Company for its current fiscal
                               year ending December 31, 1995 was approved as follows:

                               Shares Voted       Shares Voted         Shares
                                 "FOR"             "AGAINST"        "ABSTAINING"

                                7,235,047           21,427              8,695

                          (3)  The proposal to approve and ratify the adoption of the
                               Company's 1995 Incentive and Non-Qualified Stock Option
                               Plan for Key Employees was approved by the following vote:

                               Shares Voted   Shares Voted     Shares     Broker
                                  "FOR"        "AGAINST"    "ABSTAINING"   Non-
                                                                           Votes
                                4,637,588      1,539,343      36,235     1,072,110



                          (4)  The proposal to approve the adoption of the Company's
                               1995 Directors' Stock Option Plan was approved by the
                               following vote:

                               Shares Voted   Shares Voted     Shares     Broker
                                 "FOR"         "AGAINST"    "ABSTAINING"   Non-
                                                                           Votes
                                4,522,009      1,714,568       34,210    1,014,539

                           (5) The proposal to approve the amendment to the Company's
                               Articles of Incorporation which increases the number
                               of authorized shares of common stock, of the Company
                               from 10,000,000 to 15,000,000 was approved by the
                               following vote:

                               Shares Voted   Shares Voted     Shares     Broker
                                 "FOR"         "AGAINST"     "ABSTAINED"   Non-
                                                                           Votes
                                6,583,919       583,043        26,645     91,669


Item  5.                      Other Information.

                                 a)  None.


Item  6.                      Exhibits and Reports on Form 8-K.

                                 a)   None.

                                 b)   Reports on Form 8-K  - None






                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                       HEALTHCARE SERVICES GROUP, INC.
                                       -------------------------------


August 11, 1995                        /s/ Daniel P. McCartney
------------------------               ---------------------------------
Date                                   DANIEL P. McCARTNEY, Director and
                                       Chief Executive Officer



August 11, 1995                        /s/ Thomas A. Cook
------------------------               -----------------------------------
Date                                   THOMAS A. COOK, Director, President,
                                       and Chief Operating Officer



August 11, 1995                        /s/ James L. DiStefano
------------------------               -----------------------------------
Date                                   JAMES L. DiSTEFANO, Chief Financial
                                       Officer and Treasurer



August 11, 1995                        /s/ Richard W. Hudson
------------------------               -----------------------------------
Date                                   RICHARD W. HUDSON, Vice President-
                                       Finance, Secretary and Chief Accounting
                                       Officer