Form 10-Q
period 1995-09-30
HEALTHCARE SERVICES GROUP INC
filed 1995-11-13
CIK 731012

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1995             Commission File Number  0-12015

                         HEALTHCARE SERVICES GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                 23-2018365
-------------------------------                  ----------------------------
(State or other jurisdiction of                  (IRS Employer Identification
 incorporation or organization)                            number)

        2643 Huntingdon Pike, Huntingdon Valley, Pennsylvania   19006
        ----------------------------------------------------------------
           (Address of principal executive office)            (Zip code)

Registrant's telephone number, including area code:      215-938-1661
                                                    ----------------------

               Indicate mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days.

                      YES     X          NO
                          --------          -------

Number of shares of common stock, issued and outstanding as of November 10, 1995 is 8,165,963 shares

                                Total of 15 Pages

                                      INDEX





PART I.      FINANCIAL INFORMATION                                   PAGE NO.
             ---------------------                                   --------
             Balance Sheets as of  September 30, 1995 and
              December 31, 1994                                            2

             Statements of Income for the Three Months
              ended September 30, 1995 and 1994                            3

             Statements of Income for the Nine Months
              ended September 30, 1995 and 1994                            4

             Statements of Cash Flows for the Nine Months
              ended September 30, 1995 and 1994                       5 to 6

             Notes to Financial Statements                           7 to 10

             Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                            11 to 13



PART II.    OTHER INFORMATION                                             14
            -----------------

SIGNATURES                                                                15

                         HEALTHCARE SERVICES GROUP, INC.
                                 Balance Sheets

                                                          September 30,    December 31,
                                                               1995            1994
                                                           (Unaudited)       (Audited)
                                                          --------------   -------------
     ASSETS
     CURRENT ASSETS:
         Cash and cash equivalents                          $14,600,244      11,230,118
         Accounts and notes  receivable, less allowance
           for doubtful accounts of $4,200,000
           in 1995 and $4,500,000 in 1994                    34,124,193      32,773,299
         Prepaid income taxes                                 1,109,065
         Inventories and supplies                             7,066,192       6,298,370
         Deferred income taxes                                  923,875       1,435,350
         Prepaid expenses and other                           2,085,213       2,791,376
                                                          --------------   -------------
              Total current assets                           59,908,782      54,528,513

     PROPERTY AND EQUIPMENT:
         Laundry and linen equipment                         11,994,585      10,835,247
         Housekeeping equipment and office
           furniture                                          6,022,916       5,174,624
         Autos and trucks                                       179,756         140,703
                                                          --------------   -------------
                                                             18,197,257      16,150,574
         Less accumulated depreciation                       11,897,247      10,207,941
                                                          --------------   -------------
                                                              6,300,010       5,942,633
     INTANGIBLE ASSETS less accumulated
       amortization of  $398,565 in 1994                                      1,106,666
     COST IN EXCESS OF FAIR VALUE OF NET
       ASSETS ACQUIRED less accumulated
        amortization of $1,070,507 in 1995 and
       $1,008,455 in 1994                                     2,284,970       2,367,021
     CERTIFICATES OF DEPOSIT PLEDGED FOR
       LOAN GUARANTEES  (Note 4)                                              1,500,000
     DEFERRED INCOME TAXES                                    1,992,346       2,207,236
     OTHER NONCURRENT ASSETS                                  9,824,799       8,163,134
                                                          --------------   -------------
                                                            $80,310,907      75,815,203
                                                          ==============   =============
     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
         Accounts payable                                   $ 2,899,634       3,630,573
         Accrued payroll                                      3,372,678       1,769,544
         Accrued and withheld payroll taxes                     342,611         176,545
         Other accrued expenses                                 395,918         720,749
         Income taxes payable                                                   727,741
         Accrued insurance claims                               778,786       1,356,984
                                                          --------------   -------------
              Total current liabilities                       7,789,627       8,382,136

     ACCRUED INSURANCE CLAIMS                                 2,929,720       2,883,591
     LIABILITY FOR CONTINGENT LOSSES ON
       PROMISSORY NOTES (Note 2)                                                300,000
     LITIGATION SETTLEMENT LIABILITY  (Note 3)                                2,125,000
     LIABILITY FOR ESTIMATED COST RELATED TO SEC
        INQUIRY AND OTHER MATTERS (Note 5)                    1,542,673
     COMMITMENTS AND CONTINGENCIES (Notes  2,3,4, & 5)

     STOCKHOLDERS' EQUITY:
         Common stock, $.01 par value: 10,000,000
           shares authorized, 8,160,963 shares
           issued in 1995 and 7,935,874 in 1994                  81,610          79,359
         Additional paid in capital                          35,188,067      32,621,034
         Retained earnings                                   32,779,210      29,424,083
                                                          --------------   -------------
              Total stockholders' equity                     68,048,887      62,124,476
                                                          --------------   -------------
                                                            $80,310,907      75,815,203
                                                          ==============   =============

                             See accompanying notes.

                        HEALTHCARE SERVICES GROUP, INC.
                              Statements of Income
                                   (Unaudited)




                                                        For the Three Months Ended        For the Nine Months Ended
                                                              September  30,                    September  30,
                                                       ----------------------------      ----------------------------
                                                           1995           1994               1995           1994
                                                       -------------  -------------      -------------  -------------
Revenues                                            $    38,208,527  $  35,005,523      $ 111,219,213  $  99,523,806
Operating costs and expenses:
  Cost of services provided                              32,800,523     29,197,727         94,417,799     83,263,762
  Selling, general and administrative                     3,103,320      2,871,525          9,357,390      8,029,224
  Recovery of contingent losses on promissory
    notes sold (Note 2)                                    (100,000)       (75,000)          (300,000)      (200,000)
Other income (expense):
  Provision for estimated cost related to SEC
     Inquiry and other matters (Note 5)                                                    (2,400,000)
  Interest income                                           187,311         42,917            621,103        266,413
                                                       -------------  -------------      -------------  -------------
Income before income taxes                                2,591,995      3,054,188          5,965,127      8,697,233

Income taxes                                              1,063,000      1,283,000          2,610,000      3,653,000
                                                       -------------  -------------      -------------  -------------

Net income                                          $     1,528,995  $   1,771,188      $   3,355,127  $   5,044,233
                                                       =============  =============      =============  =============

Earnings per common share                           $          0.19  $        0.22      $        0.41  $        0.63
                                                       =============  =============      =============  =============
Weighted average number of common
  shares outstanding                                      8,215,348      8,203,390          8,243,414      8,180,648
                                                       =============  =============      =============  =============

                            See accompanying notes.

                         HEALTHCARE SERVICES GROUP, INC.
                            Statements of Cash Flows
                                  (Unaudited)

                                                        For the Nine Months Ended
                                                              September 30,
                                                        --------------------------
                                                            1995          1994
                                                       ------------   -----------
Cash flows from operating activities:
  Net Income                                           $  3,355,127    $  5,044,233
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                       1,936,984       1,966,841
      Bad debt provision                                    398,303         569,377
      Recovery of contingent losses on
         promissory notes sold (Note 2)                    (300,000)       (200,000)
      Deferred income taxes                                 726,365          57,961
      Tax benefit of stock option transactions               62,000          23,487
   Changes in operating assets and liabilities:
      Accounts receivable                                (1,749,197)     (2,372,636)
      Prepaid income taxes                               (1,109,065)
      Inventories and supplies                             (767,822)       (635,944)
      Changes to long term trade notes
       receivable                                        (1,680,609)     (2,460,493)
      Accounts payable and other accrued expenses        (1,055,771)     (1,790,888)
      Accrued payroll, accrued and withheld payroll
       taxes                                              1,769,200       1,546,100
      Accrued insurance claims                             (532,069)        437,335
     Liability for estimated cost related to SEC
          inquiry and other matters (Note 5)              1,542,673
      Income taxes payable                                 (727,741)        866,351
      Prepaid expenses and other assets                   1,680,814         201,263
                                                       ------------    ------------
          Net cash provided by operating activities       3,549,192       3,252,987
                                                       ------------    ------------
Cash flows from investing activities:
  Disposals of fixed assets                                                 267,095
  Additions to property and equipment                    (2,061,350)     (1,398,747)
  Release of certificates of deposits pledged
    for loan guarantees                                   1,500,000
                                                       ------------    ------------
          Net cash used in investing activities            (561,350)     (1,131,652)
                                                       ------------    ------------
Cash flows from financing activities:
  Purchase of treasury stock                                (51,875)
  Proceeds from the exercise of stock options               434,159         403,790
                                                       ------------    ------------
          Net cash provided by financing activities         382,284         403,790
                                                       ------------    ------------
Net increase in cash and cash equivalents                 3,370,126       2,525,125
Cash and cash equivalents at beginning of the period     11,230,118       7,858,694
                                                       ------------    ------------
Cash and cash equivalents at end of the period         $ 14,600,244    $ 10,383,819
                                                       ============    ============

                             See accompanying notes.

Healthcare Services Group, Inc.







Supplemental Disclosure of Noncash Financing Activity:


       On August 1, 1995, the Company issued 180,851 shares of its common stock representing its payment obligation under the 1993 settlement of the lawsuits relating to the consolidated class action complaints filed against it in 1991 and 1992. Accordingly, the September 30, 1995 Balance Sheet reflects the payment of the previously recorded Litigation Liability of $2,125,000 by increasing stockholders' equity in the same amount.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 -  Basis of Reporting

         The accompanying financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. The balance sheet shown in this report as of September 30, 1995 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 1994. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. However, in the opinion of the Company, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2  -  Sale of Promissory Notes Receivable and Provision for Contingent
              Losses on Promissory Notes Sold

         In 1991 and 1990, the Company sold to its bank, with recourse, promissory notes receivable at face value of approximately $3,800,000 and $2,500,000, respectively. As of September 30, 1995 the 1991 and 1990 promissory notes sold have been paid in full. As of December 31, 1994 approximately $300,000 and $800,000, respectively, of the aggregate amount of such promissory notes sold in each year remained outstanding. On July 15, 1992, a client paid in full to the Company's bank one of the promissory notes in the amount of $910,000. In addition, the client paid $100,000 in each quarter of 1993 (in the aggregate $400,000), as well as $50,000 in the first quarter of 1994 and $75,000 in each of the second and third quarters of 1994 and $100,000 in the fourth quarter of 1994 (in the aggregate $300,000), and payments of $150,000, $50,000 and $100,000 in the first, second and third quarters of 1995, respectively, as partial payment on another note (see discussion below regarding these promissory notes). Therefore, the Company reversed the provision recorded as of December 31, 1991 and recognized the $910,000, $400,000, $300,000 and $300,000 payments as income in 1992, 1993, 1994 and the nine month period ending September 30, 1995, respectively. All of the promissory notes sold during 1990 and all but one of the promissory notes sold during 1991 represent accounts receivable due to the Company for services rendered. These accounts receivable had been converted to promissory notes prior to their sale to the bank. The Company converted the accounts receivable to interest bearing promissory notes receivable in order to further evidence the amounts owed and to enhance its collection efforts. All of the promissory notes (except the one mentioned in the following paragraph) provided for monthly payments of principal and interest and some were secured by certain assets of the issuers. Pursuant to agreements with its bank, the Company would have been required to post substitute collateral if its line of credit from its bank expired or was terminated prior to the promissory notes being paid in full.

         In 1991, the Company made arrangements with its bank to provide financing of $1,000,000 to one of its clients for which the Company agreed to guarantee payment. In order for the Company to negotiate maximum security for its guarantee, the Company made the loan directly to the client and simultaneously sold the promissory note receivable to the bank. In addition, among the notes sold during 1991, is a promissory note in the amount of $910,000 which was issued in 1990 by an entity related to this client and subsequently paid in full to the bank on July 15, 1992. On April 22, 1992 a director of the Company, who is not an officer, agreed to purchase these promissory notes (for the full principal amount thereof plus accrued interest) without recourse to the Company, upon a request by the bank that the Company post substitute collateral. Any such purchase would include the assignment of the collateral pledged as security. The Company entered into this agreement (which was approved by the Board of Directors) with the director in order to protect its interests with respect to these promissory notes. The director is engaged in the operation of nursing homes. Although the Company believed that it would not have incurred any financial loss as a result of these promissory notes, it had, as of December 31, 1994 established a reserve for contingent losses in the amount of $300,000. The borrower of the $1,000,000 financing used the proceeds to fully fund the purchase price for its acquisition of the client. The equity method of accounting had been used to value the collateral held as security for these promissory notes, which, as a consequence of losses incurred by the client after the closing date of the transaction, had resulted in the Company providing a reserve for the total unpaid amount of the promissory notes as of December 31, 1994.

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

         On August 1, 1995, the Company issued 180,851 shares of its common stock representing its payment obligation under the 1993 settlement relating to the consolidated class action complaints. Accordingly, the effect of issuing these shares is reflected in the per share amounts reported for the three and nine month periods ended September 30, 1995 and 1994. The September 30, 1995 Balance Sheet also reflects the payment of the previously recorded Litigation Liability of $2,125,000 by increasing stockholders' equity in the same amount.

Note 4 -   Other Contingencies

         In 1988, the Company acquired a 19.5% interest in T.L.C. St Petersburg, Inc. ("TLC"), a corporation which owned and operated a long-term care facility in Florida and which was a client of the Company. The Company had guaranteed $1,500,000 of working capital loans of TLC at both December 31, 1994 and December 31, 1993 and had pledged equal amounts of certificates of deposit as collateral for the guarantee (which are listed as Certificates of Deposit Pledged for Loan Guarantees in the accompanying balance sheet at December 31,
1994). In addition, the Company had guaranteed TLC notes payable of approximately $1,700,000. TLC made all required principal and interest payments due under the terms of these loans through December 31, 1994.Total guarantees for TLC aggregated $3,200,000 at both December 31, 1994 and December 31, 1993.

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

         The Company has a $13,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements or for other purposes. This line expires on June 30, 1996. Amounts drawn under the line are payable upon demand. At both September 30, 1995 and December 31, 1994, there were no borrowings under the line. However, during 1991 and 1990, the Company sold promissory notes receivable of approximately $3,800,000 and $2,500,000, respectively, to its bank, with recourse. As of September 30, 1995 the 1991 and 1990 promissory notes sold have been paid in full. At December 31, 1994, the unpaid balance of the promissory notes receivable sold was approximately $1,100,000 (see Note 6 of Notes to Financial Statements at December 31, 1994).

 At both September 30, 1995 and December 31, 1994 the Company had outstanding approximately $8,200,000 of irrevocable standby letters of credit, which primarily relate to payment obligations under the Company's insurance program. As a result of the promissory notes receivable sold (see Note 2 above) and letters of credits issued, the amount available under the line was reduced by approximately $8,200,000 at September 30, 1995 and $9,300,000 at December 31, 1994.

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

         In addition, the United States Attorney for the Eastern District of Pennsylvania is investigating certain payments (approximately $84,000 in 1988, $54,000 in 1989, $110,000 in 1990, $125,000 in 1991 and $34,000 in 1992) made by the Company between June 1988 and January 1992 to certain vendors that were not in accordance with Company policy. This matter was previously investigated and reported upon by the Company in its Form 10-K for the year ended December 31, 1991. The information regarding this matter was voluntarily furnished to the U.S. Attorney's office in New Jersey in May 1992 and such payments were recovered by the Company in 1992.

         The Company anticipates that it will incur a significant amount of legal and related costs in connection with these matters. As of September 30, 1995, the Company has incurred approximately $900,000 of costs and estimates that the additional costs which may be incurred in connection with these matters will be in a range of approximately $1,500,000 to $3,500,000 and accordingly has set up a provision for the estimated low range of this liability. The result of this $2,400,000 provision was to reduce the nine month net income by approximately $1,594,000 or $.20 per common share.

PART I.

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto.

RESULTS OF OPERATIONS

         Revenues for the third quarter of 1995 increased by 9.2% over revenues in the corresponding 1994 quarter. Revenues for the nine months ending September 30, 1995 increased by 11.8% over the same 1994 period. The following factors contributed to the increase in revenues: service agreements with new clients in existing geographic areas increased 17.8% for the third quarter and 19.9% for the nine month period; geographic expansion increased revenues 2.4% for the third quarter and 2.8 % for the nine month period; and cancellations and other minor changes decreased revenues 11.0 % for the third quarter and 10.9% for the nine month period.

         Cost of services provided as a percentage of revenues increased to 85.9% for the third quarter of 1995 from 83.4% in the corresponding 1994 quarter. In addition, cost of services provided as a percentage of revenue increased to 84.9% for the nine month period ending September 30, 1995 from 83.7% in the same 1994 period. The primary factors affecting the variations in comparing the 1995 three and nine month periods, respectively, in cost of services provided as a percentage of revenue and their effects on the respective 2.5% and 1.2% increases are as follows: in the third quarter, an increase of .8% in amortization of service agreements and costs associated with service agreements cancelled (see Note 1- Intangible Assets in Notes to Financial Statements at December 31, 1994); a .7% increase in the cost of laundry and housekeeping supplies, and an increase of .6% in health insurance and employee benefits; and offsetting these increases was a decrease in service equipment depreciation of .3%; as well as a .3% decrease in the allowance for bad debts; in the nine month period, an increase of 1.0% in labor cost; and a .9% increase in amortization of service agreements and costs associated with service agreements cancelled (see Note 1- Intangible Assets in Notes to Financial Statements at December 31, 1994); and offsetting these increases was a decrease of .3% in depreciation and a .3% decrease in workers' compensation, general liability and other insurance costs.

         Selling, general and administrative expenses as a percentage of revenue decreased to 8.1% for the third quarter of 1995 as compared to 8.2% in the corresponding 1994 period. The nine month period ending September 30, 1995 recognized an increase in SG & A expenses to 8.4% as a percentage of revenue as compared to 8.1% in the corresponding 1994 period. The nine month period increase of .3% is primarily attributable to additional costs, recognized in prior 1995 periods associated with the expansion of the divisional and regional staffs.

         The Company presently anticipates that it will incur a significant amount of additional legal and related costs in connection with the pending governmental investigations and accordingly has established a provision for this purpose (see Note 5 - Provision for Estimated Cost Related to SEC Inquiry and Other Matters).

Liquidity and Capital Resources

         At September 30, 1995 the Company had working capital of $52,119,155 compared to $46,146,376 at December 31, 1994.

         The Company's current ratio at September 30, 1995 is 7.7 to 1 as compared to 6.5 to 1 at December 31, 1994.

         The net cash provided by the Company's operating activities was $3,549,192 for the nine month period ended September 30, 1995. The components of working capital that required the largest amount of cash were: increases in accounts receivable and long term trade notes receivable of $1,749,197 and $1,680,609, respectively, and a $1,109,065 increase in prepaid income taxes. The increase in accounts receivable and long term trade notes receivable resulted primarily from the continued growth in the Company's revenues which increased by 11.8% in the nine month period ended September 30, 1995. The increased use of cash associated with prepaid income taxes resulted from the timing of estimated tax liability payments.

         The Company expends considerable effort to collect the amounts due for its services on the terms agreed upon with its clients. Many of the Company's clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Whenever possible, when a client falls behind in making agreed-upon payments, the Company converts the unpaid accounts receivable to interest bearing promissory notes receivable. The promissory notes receivable provide a definitive repayment plan and therefore may enhance the ultimate collectibility of the amounts due. In some instances the Company obtains a security interest in certain of the debtors' assets. Certain of the Company's promissory notes receivable were previously sold to its bank (see Note 2 of Notes to Financial Statements).

         The Company has a $13,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow. This line expires on June 30, 1996. Amounts drawn under the line are payable on demand. At September 30, 1995, there were no borrowings under the line. However, at such date, the amount available under the line had been reduced by approximately $8,200,000 as a result of contingent liabilities of the Company to the lender relating to letters of credit issued for the Company.

         At September 30, 1995, the Company had $14,600,244 of cash and cash equivalents, which it views as its principal measure of liquidity.

         In the fourth quarter of 1993, the Company and its insurer reached an agreement in principle to settle the consolidated class action complaints filed against it in Federal District Court. The Order approving the settlement was approved by the court on September 8, 1994 and became effective on October 10, 1994. The settlement provided for the payment of $2,625,000 by the Company's insurer and common shares having a value of $2,125,000 to be issued by the Company (see Note 8 of Notes to Financial Statements at December 31, 1994.).
On August 1, 1995, the Company issued 180,851 shares of its common stock representing its payment obligation under the 1993 settlement of the consolidated class action complaints. Accordingly, the September 30, 1995 Balance Sheet reflects the payment of the previously recorded Litigation Liability of $2,125,000 by increasing stockholders' equity in the same amount.

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

                                        HEALTHCARE SERVICES GROUP, INC.
                                        -------------------------------


November 10, 1995                           /s/  Daniel P. McCartney
--------------------------              -----------------------------------
Date                                    DANIEL P. McCARTNEY, Director and
                                              Chief Executive Officer



November 10, 1995                           /s/ Thoams A. Cook
--------------------------              -----------------------------------
Date                                    THOMAS A. COOK, Director, President
                                           and Chief Operating Officer



November 10, 1995                           /s/ James  L. DiStefano
--------------------------              -----------------------------------
Date                                    JAMES L. DiSTEFANO, Chief Financial
                                                Officer and Treasurer


November 10, 1995                           /s/ Richard W. Hudson
--------------------------              -----------------------------------
Date                                    RICHARD W. HUDSON, Vice President-
                                        Finance, Secretary and Chief Accounting
                                        Officer