Form 10-K405
period 1995-12-31
HEALTHCARE SERVICES GROUP INC
filed 1996-03-29
CIK 731012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
       (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 1995
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                   For the transition period from      to

                           Commission File No. 0-12015

                         HEALTHCARE SERVICES GROUP, INC.
             (Exact name of registrant as specified in its charter)

            Pennsylvania                                  232018365
   ------------------------------             ---------------------------------
  (State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)

 2643 Huntingdon Pike, Huntingdon Valley, Pennsylvania           19006
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip code)

       Registrant's telephone number, including area code: (215) 938-1661

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
        Titles of Each Class                        on Which Registered
        --------------------                       ---------------------

                                      NONE

          Securities registered pursuant to Section 12 (g) of the Act:

                     Shares of Common Stock ($.01 par value)
                     ---------------------------------------
                                 Title of Class

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                       ---     ----
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. YES   X    NO
                                 ----      ----
         The aggregate market value of voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant as of March 22, 1996 was approximately $67,893.000.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: At March 22, 1996, there were outstanding 8,143,563 shares of the Registrant's Common Stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of Form 10-K will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Registrant pursuant to Regulation 14A within 120 days after the close of its fiscal year.

                                HEALTHCARE SERVICES GROUP, INC.

                              Index to Annual Report on Form 10-K

                                  Year Ended December 31, 1995


PART 1                                                                           PAGE
------                                                                           ----
Item 1            Business                                                        1
Item 2            Properties                                                      6
Item 3            Legal Proceedings                                               7
Item 4            Submission of Matters to a Vote of Security Holders             7


PART II

Item 5            Market for Registrant's Common Stock and Related Security
                  Holder Matters                                                   8
Item 6            Selected Financial Data                                          9
Item 7            Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                      10-14
Item 8            Financial Statements and Supplementary Data                    15-41
Item 9            Changes in and Disagreements with Accountants on Accounting
                    And Financial Disclosure                                      42

PART III

Item 10  Directors and Executive Officers of the Registrant                       43
Item 11  Executive Compensation                                                   43
Item 12  Security Ownership of Certain Beneficial Owners and Management           43
Item 13  Certain Relationships and Related Transactions                           43

PART IV

Item 14  Exhibits, Financial Statements Schedules and Reports on Form 8-K        44-45


                                     PART I


Item 1.  Business

(a)      General

         Healthcare Services Group, Inc. (the "Company") provides housekeeping, laundry and linen services to long-term care facilities, including nursing homes and retirement complexes. The Company believes that it is the largest provider of contractual housekeeping and laundry services to the long-term care industry in the United States, rendering such services to in excess of 800 facilities in 41 states and Canada.

(b)      Not Applicable

(c)      Description of Services

         The Company provides management, administrative and operating expertise and services to the housekeeping, laundry and linen departments of a single industry segment (long-term care). The Company's labor force is also interchangeable with respect to each of these services. The Company believes that each service it performs offers similar opportunity for growth. Accordingly, the Company does not deem it meaningful to identify the percentage of revenues derived from the several services which it performs.

         Housekeeping and laundry services. Housekeeping and laundry services is the largest service sector of the Company. It involves cleaning, disinfecting and sanitizing resident areas in the facilities as well as laundering and processing the residents' personal clothing. In providing services to any given client facility, the Company typically hires and trains the hourly employees who were employed by such facility prior to the engagement of the Company. The Company normally assigns two on-site managers to each facility to supervise and train hourly housekeeping and laundry personnel and to coordinate housekeeping and laundry with other facility support functions. Such management also oversees the execution of a variety of quality and cost-control procedures, including continuous training and employee evaluation as well as on-site testing for infection control. The on-site management team also assists the facility in complying with Federal, state and local regulations.

         Linen services. Linen services is the other significant service sector of the Company. It involves providing and laundering the sheets, pillow cases, blankets, towels, uniforms and assorted linen items used by the facilities. At most of the facilities that utilize the Company's linen services, the equipment is acquired and installed by the Company. On many occasions the Company purchases the existing laundry installations from nursing homes with which it concurrently enters into service agreements to provide laundry and linen services. Each such installation generally requires initial capital outlays by the Company of from $50,000 to $250,000 depending on the size of the facility and the amount of equipment required. The Company could incur relocation or other costs in the event of the cancellation of a linen agreement where there was a corresponding laundry installation. From January 1, 1989 through December 31, 1995, the Company's services were cancelled by forty-one facilities with respect to which the Company had previously invested in a laundry installation.

During each year, except for certain agreements cancelled in 1995 and 1993, the laundry installations were sold to the Company's clients for an amount in excess of the net amount recorded on the Company's balance sheets. The laundry installations relating to agreements cancelled in 1995 and 1993 resulted in the Company receiving approximately $15,000 and $17,000, respectively, less than the net amount at which these assets have been recorded on its balance sheet. Linen supplies are, in most instances also owned by the Company, and the Company maintains a sufficient inventory of these items in order to ensure their availability. The Company provides linen services to approximately 46% of the facilities to which it provides housekeeping and laundry services.

         Facility maintenance, materials acquisition and consulting services. Facility maintenance services consist of the repair and maintenance of laundry equipment, plumbing and electrical systems, as well as carpentry and painting. In many instances, materials, equipment and supplies utilized by the Company in the performance of maintenance services, as well as housekeeping, laundry and linen services, are provided by the Company through its Huntingdon Supply division. The Company also provides consulting services to facilities to assist them in updating their housekeeping, laundry and linen operations.

         Laundry installation sales. The Company (as distributor of laundry equipment) sells laundry installations to its clients which generally represent the construction and installation of a turn-key operation. With regard to laundry installation sales, the Company generally offers payment terms, ranging from 36 to 60 months. In 1995, two facilities that purchased laundry installations from the Company canceled the Company's services. The Company received approximately $18,000 less than the net amount recorded on its balance sheet as of the dates of such cancellations. In 1993, one facility that purchased a laundry installation from the Company cancelled the Company's services. The Company received approximately $9,000 less than the net amount recorded on its balance sheet as of the date of cancellation. During 1992, five facilities that had purchased laundry installations from the Company cancelled the Company's services. In the aggregate, the Company received approximately $10,000 less than the net amount recorded on its balance sheet as of the date of the latest of such cancellations. Although the Company has incurred only minor losses related to amounts not collected as result of these laundry installation sales, there can be no assurance that any such losses will not occur in the future. Although the Company has sold laundry installations since 1981, they were not significant to the Company's operations prior to 1991 (see Note 1 of Notes to Financial Statements). During the years 1993 through 1995, laundry installation sales were not material as the Company prefers to own such laundry installations in connection with performance of its service agreements.

                        Operational-Management Structure

         By applying its professional management techniques, the Company is able to contain certain housekeeping and laundry costs on a continuing basis. The Company provides its services through a network of management personnel, as illustrated below.

         -----------------------------------------------------
                              Vice President
                               - Operations
         -----------------------------------------------------

           --------------------------------------------------
                       Divisional Vice President
                             (4 Divisions)
           --------------------------------------------------

            -------------------------------------------------
                     Regional Vice President/Manager
                              (15 Regions)
            -------------------------------------------------

                   ----------------------------------
                             District Manager
                              (83 Districts)
                   ----------------------------------

                   ----------------------------------
                             Training Manager
                   ----------------------------------

                  -------------------------------------
                           Facility Manager and
                        Assistant Facility Manager
                  -------------------------------------


         Each facility is managed by an on-site Facility Manager, an Assistant Facility Manager, and, if necessary, additional supervisory personnel. Districts, typically consisting of from eight to twelve facilities, are supported by a District Manager and a Training Manager. District Managers bear overall responsibility for the facilities within their districts. They are generally based within close proximity to each facility. These managers provide active support to clients in addition to the support provided by the Company's on-site management. Training Managers are responsible for the recruitment, training and development of Facility Managers. At December 31, 1995, the Company maintained fifteen regions within four divisions. A division consists of two to six regions within a specific geographical area. A Divisional Vice President manages each division. Additionally, each division has a Divisional Vice President-Sales who supports the Divisional Vice President by managing the marketing efforts of the divisions's Regional Sales Managers. Regions are geographically structured to include three to eight districts and are each headed by a Regional Vice President/Manager and a Regional Sales Director who assumes primary responsibility for marketing the Company's services. Regional managers report to Divisional Vice Presidents who in turn report to the Vice President of Operations. The Company believes that its regional and district organizational structure facilitates its expansion into new geographic areas.

                               Market and Services

         The market for the Company's services consists of a large number of facilities involved in various aspects of the long-term care field, including nursing homes, retirement complexes and rehabilitation centers. Such facilities may be specialized or general, privately owned or public, profit or not-for-profit and may serve patients on a long-term or short-term basis. The market for the Company's services is expected to continue to grow as the elderly increase as a percentage of the United States population and as government reimbursement policies require increased cost control or containment by long-term care facilities.

         According to estimates of the Department of Health and Human Services, the long-term care market in the United States consists of approximately 23,000 facilities, which range in size from small private facilities with 65 beds to facilities with over 500 beds. The Company markets its services primarily to facilities with 100 or more beds. The Company believes that less than five percent of long-term facilities currently use outside providers of housekeeping and laundry services such as the Company.

                               Marketing and Sales

         The Company's services are marketed at four levels of the Company's organization: at the corporate level by the Chief Executive Officer, President and the Vice President of Operations; at the divisional level by Divisional Vice Presidents and Divisional Sales Directors; at the regional level by the Regional Vice Presidents/Managers; and at the district level by District Managers. The Company provides incentive compensation to its operational personnel based on achieving budgeted earnings and to its Divisional Sales Directors and Regional Sales Directors based on new business revenues.

         The Company's services are marketed primarily through referrals and in-person solicitation of target facilities. The Company also utilizes direct mail campaigns and participates in industry trade shows, healthcare trade associations and healthcare support service seminars that are offered in conjunction with state or local health authorities in most of the states in which the Company conducts its business. The Company's programs have been approved for continuing education credits by state nursing home licensing boards in certain states, and are typically attended by facility owners, administrators and supervisory personnel, thus presenting a marketing opportunity for the Company. Indications of interest in the Company's services arising from initial marketing efforts are followed up with a presentation regarding the Company's services and survey of the service requirements of the facility. Thereafter, a formal proposal, including operational recommendations and recommendations for proposed savings, is submitted to the prospective client. Once the prospective client accepts the proposal and signs the service agreement, the Company can set up its operations on-site within days.

                               Service Agreements

         The Company offers two kinds of service agreements, a full service agreement or a management agreement. In a full service agreement, the Company assumes both management and payroll responsibility for the hourly housekeeping and laundry employees.

         The Company typically adopts and follows the client's employee wage structure, including its policy of wage rate increases, and passes through to the client any labor cost increases associated with wage rate adjustments. Some full service agreements also include linen services. Under a management agreement, the Company provides management and supervisory services while the client facility retains payroll responsibility for its hourly employees. Substantially all of the Company's agreements are full service agreements. These agreements typically provide for a one year term, cancelable by either party upon 30 days' notice after the initial 90-day period. As of December 31, 1995, the Company had approximately 2,075 service agreements with in excess of 800 client facilities.

         Although the service agreements are cancelable on short notice, the Company has historically had a very favorable client retention rate and expects to be able to continue to maintain a good relationship with its clients. The risks associated with short-term service agreements have not affected either the Company's linen services, which generally require a capital investment or laundry installation sales, which require the Company to finance the sales price. Such risks are often mitigated by certain provisions set forth in the agreements which are entered into by the Company. Many of the linen service agreements, where the Company has first purchased the laundry installation from its clients, require that in the event the Company's services are terminated, the client becomes obligated to purchase the laundry installation from the Company at a price no less then the value recorded on the Company's financial statements at the time of termination. The laundry installation sales agreements obligate the purchaser to pay for such installation upon terms independent of the services rendered by the Company.

         The Company encounters difficulty in collecting amounts due from certain of its clients, including those in bankruptcy, those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company has increased its bad debt provisions (Allowance for Doubtful Accounts) by $1,672,594, $1,423,338 and $567,754 in 1995, 1994 and 1993, respectively. In making its evaluation, in addition to analyzing and anticipating, where possible, the specific cases described above, management considers the general collection risk associated with trends in the long-term care industry.

                                   Competition

         The Company competes primarily with the in-house support service departments of its potential clients. Most healthcare facilities perform their own support service functions without relying upon outside management firms such as the Company. In addition, a number of local firms compete with the Company in the regional markets in which the Company conducts business. Several national service firms are larger and have greater financial and marketing resources than the Company, although historically, such firms have concentrated their marketing efforts on hospitals rather than the long-term care facilities typically serviced by the Company. Although the competition to service long-term care facilities is strong, the Company believes that it competes effectively for new agreements, as well as renewals of existing agreements based upon the quality and dependability of its services and the cost savings it can effect for the client.

                                    Employees

         At December 31, 1995, the Company employed 1,614 management and supervisory personnel. Of these employees, 168 held executive, management and office support positions, and 1,446 of these salaried employees were on-site management personnel. On such date, the Company employed approximately 10,911 hourly employees. Many of the Company's hourly employees are previous support employees of the Company's clients. In addition, the Company manages hourly employees who remain employed by certain of its clients.

         Approximately 11% of the Company's hourly employees are unionized. These employees are subject to collective bargaining agreements that are negotiated by individual client facilities and are assented to by the Company so as to bind the Company as an "employer" under the contract. The Company may be adversely affected by relations between its client facilities and the employee unions. The Company is a party to a negotiated collective bargaining agreement with respect to approximately 20 employees at three facilities located in New York. The Company believes its employee relations are satisfactory.

(d)      Financial Information About Foreign and Domestic Operations and Export
         Sales

         Not Applicable.

Item 2.  Properties

         The Company leases its corporate offices, located at 2643 Huntingdon Pike, Huntingdon Valley, Pennsylvania 19006, which consists of 6,600 square feet. The term of the lease expires on March 31, 2001. The Company also leases office space at other locations in Pennsylvania, Massachusetts, Florida, Illinois, California, Colorado, Georgia, Missouri and Texas. These locations serve as divisional or regional offices. In addition, the Company leases warehouse space in Pennsylvania, Illinois and Florida for the Huntingdon Supply division. Each office consists of approximately 1,000 square feet, and each warehouse consists of approximately 5,000 square feet. None of these leases is for more than a five-year term.

         The Company is provided with office and storage space at each of its client facilities. Management does not foresee any difficulties with regard to the continued utilization of such premises.

         The Company presently owns laundry equipment, office furniture and equipment, housekeeping equipment and automobiles and trucks. Management believes that all of such equipment is sufficient for the conduct of the Company's current operations.

Item 3.  Legal Proceedings

         The Securities and Exchange Commission (SEC) has been conducting a non-public investigation since 1990 with respect to certain matters, including the Company's financial statements, financial condition and results of operations. The Company has cooperated fully with such inquiry on a voluntary basis. On March 21, 1996, the Staff of the SEC informed the Company that the SEC had accepted a settlement which had been offered by the Company and recommended by the Staff, pertaining to certain allegations of violations of the Federal securities laws by the Company and certain of its officers with respect to periods ended on or before March 31, 1992. The settlement is subject to mutual agreement on the final form of the Complaint and Consent to be filed in the United States District Court. Under the settlement, upon the filing of the complaint and the entry of a final judgment upon consent, and without admitting or denying any of the allegations of the complaint, the Company, two officers and a former officer, will be permanently enjoined from violating certain provisions of the Federal securities laws, and the Company and these individuals will be required to pay civil penalties aggregating approximately $825,000. Upon entry of a final judgement, the Company will file a Report with the SEC containing the final Judgement, the Consent and the SEC Complaint. The estimated monetary impact of this settlement plus related legal costs have been reflected in the accompanying financial statements (see Note 10 of Notes to Financial Statements).

         In addition, the United States Attorney for the Eastern District of Pennsylvania is investigating matters relating to certain payments (approximately $84,000 in 1988, $54,000 in 1989, $110,000 in 1990, $125,000 in
1991 and $34,000 in 1992) made by the Company between June 1988 and January 1992 to certain vendors that were not in accordance with Company policy. This matter was previously investigated and reported upon by the Company in its Form 10-K for the year ended December 31, 1991. Information regarding this matter was voluntarily furnished to the U.S. Attorney's office in New Jersey in May and November 1992 and such payments were recovered by the Company in November 1992. The Company is cooperating with the U.S. Attorney's office in an attempt to resolve any issues or claims arising out of these payments.

Item 4.  Submission of Matters to a Vote of Security Holders

                  Not applicable.

                                     PART II


Item 5.  Market for Registrant's Common Stock and Related Security Holder
         Matters

(a)      Market Information

         The Company's common stock, $.01 par value (the "Common Stock") is traded on the NASDAQ National Market System. On December 31, 1995, there were 8,143,063 shares of Common Stock outstanding.

         Price quotations during the two years ended December 31, 1995, ranged as follows:

                                1995 High                 1995 Low
                               ----------                 --------
         1st Qtr.                15 5/8                    10 3/4
         2nd Qtr.                12 1/4                    10 1/4
         3rd Qtr.                12 1/8                    10 3/16
         4th Qtr.                10 3/8                     8 1/4

                                1994 High                 1994 Low
                                ---------                 --------
         1st Qtr.                11 3/4                     9 1/8
         2nd Qtr.                13 3/8                     9 7/16
         3rd Qtr.                12 3/4                    11 1/8
         4th Qtr.                13 1/2                    11 1/4

(b)      Holders

         As of March 22, 1996, there were approximately 460 holders of record of the common stock, including stock held in nominee name by brokers or other nominees. It is estimated that there are approximately 3,200 beneficial holders.

(c)      Dividends

         The Company has not paid any dividends on its Common Stock during the last two years. Currently, it intends to continue this policy of retaining all of its earnings, if any, to finance the development and expansion of its business.

                           SELECTED FINANCIAL DATA

The selected financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, the Financial Statements and Notes thereto.

                                                    (In thousands except for per share data and employees)
                                                --------------------------------------------------------------
Years ended December 31:                           1995         1994          1993        1992         1991
                                                ----------   ----------    ----------   ---------   ----------
Revenues                                         $148,747     $136,414     $114,275     $99,303      $82,943
Income (loss) before extraordinary item and
   cumulative effect of change in accounting
   for income taxes                              $  3,941     $  6,400     $  5,531     $ 4,789      $(1,213)
Extraordinary item -- class action
   litigation settlement, net of income tax
   benefit                                                                 $ (1,437)
Cumulative effect of change in accounting
   for income taxes                                                        $    104
Net income (loss)                                $  3,941     $  6,400     $  4,198     $ 4,789      $(1,213)
Earnings (loss) per common share before
   extraordinary item and cumulative effect
   of change in accounting for income taxes      $    .48     $    .79     $    .70     $   .61      $  (.16)
Extraordinary item, net of income tax
   benefit                                                                 $   (.18)
Cumulative effect of change in accounting
   for income taxes                                                        $    .01
Earnings (loss) per common share                 $    .48     $    .79     $    .53     $   .61      $  (.16)
Cash dividend per common share                                                                       $   .06(1)
Weighted average number of common shares
   outstanding                                      8,221        8,141        7,898       7,840        7,726
As of December 31:
Working Capital                                  $ 51,068     $ 46,146     $ 41,106     $36,529      $34,916
Total Assets                                     $ 80,290     $ 75,815     $ 68,862     $61,089      $59,390
Long-Term Obligations                            $     --     $    300     $    600     $ 1,000      $ 1,910
Stockholders' Equity                             $ 68,470     $ 62,124     $ 55,045     $50,268      $45,246
Book Value Per Share                             $   8.41     $   7.83     $   6.99     $  6.45      $  5.84(1)
Employees                                          10,911       10,808        8,880       7,804        6,718


See Notes 2, 9 and 10 of Notes to Financial Statements regarding uncertainties with respect to litigation and other contingencies.

(1) Adjusted to reflect the 3 for 2 Stock Split paid in the form of a 50% Stock Dividend on November 15, 1991.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                             FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto.

RESULTS OF OPERATIONS

   From 1991 through 1995, the Company's revenues grew at a compound annual rate of 12%. This growth was achieved through obtaining new clients in both existing and newly developed market areas, as well as providing additional services to existing clients. Although there can be no assurance thereof, the Company anticipates future growth, although its compound growth rates will likely decrease as growth is measured against the Company's increasing revenue base.

   The following table sets forth for the years indicated the percentage which certain items bear to revenues:

                                                  Relation to Total Revenues
                                                   Years Ended December 31,
                                               -------------------------------
                                                   1995       1994       1993
                                                --------   --------    --------
Revenues                                          100.0%     100.0%     100.0%
Operating costs and expenses:
   Costs of services provided                      85.6       84.4       84.7
   Selling, general and
     administrative                                 8.2        8.1        7.9
   Recovery of contingent
     losses on promissory notes sold               (0.2)      (0.2)      (0.4)
Other income                                         .6        0.3         .2
Provision for estimated cost related to SEC
   inquiry and other matters (Note 10)             (2.1)      --         --
                                                --------   --------    --------
Income before income taxes, extraordinary
   item and cumulative effect of change in
   accounting for income taxes                      4.9        8.0        8.0
Income taxes                                        2.3        3.3        3.2
                                                --------   --------    --------
Income before extraordinary item and
   cumulative effect of change in accounting
   for income taxes                                 2.6        4.7        4.8
Extraordinary item -- class action
   litigation settlement, net of income tax
   benefit                                                               (1.2)
Cumulative effect of change in accounting
   for income taxes                                                        .1
                                                --------   --------    --------
Net income                                          2.6%       4.7%       3.7%
                                                ========   ========    ========

1995 COMPARED WITH 1994

   Revenues increased 9% to $148,746,773 in 1995 from $136,414,172 in 1994.
The following factors contributed to the increase in revenues: service agreements with new clients in existing geographic areas increased revenues 19.3%; geographic expansion increased revenues 2.7%; and cancellations and other minor changes decreased revenues 13.0%.

   Costs of services provided as a percentage of revenues increased to 85.6% in 1995 from 84.4% in 1994. The primary factors affecting the variations and their impact on the 1.2% change in cost of services provided as a percentage of revenue are as follows: increase in labor costs of 1.1%; increase of .7% in amortization of service agreements and costs associated with service agreements cancelled (See Note 1 -- Intangible Assets of Notes to Financial Statements); offsetting these increases were decreases of .4% and .3% in regional and district costs and depreciation expense, respectively.

   Selling, general and administrative expenses as a percentage of revenue increased slightly to 8.2% in 1995 from 8.1% in 1994 primarily as a result of additional costs associated with expanding the divisional and regional staffs in order to better position the Company to achieve its performance objectives in the future.

RECOVERY FROM COLLECTING $300,000 OF PROMISSORY NOTES SOLD THAT WAS RESERVED FOR IN 1991

   A client paid; $150,000 in the first quarter of 1995, $50,000 in the second quarter of 1995, and $100,000 in the third quarter of 1995 (or an aggregate of $300,000). These payments represent the pay-off of the remaining balance on a note. As a result, the Company recorded the recovery as income in its Statements of Income for the year ended December 31, 1994 (see Note 6 of Notes to Financial Statements).

1994 COMPARED WITH 1993

   Revenues increased 19% to $136,414,172 in 1994 from $114,275,458 in 1993.
The following factors contributed to the increase in revenues: service agreements with new clients in existing geographic areas increased revenues 21.1%; geographic expansion increased revenues 2.8%; and cancellations and other minor changes decreased revenues 4.7%.

   Costs of services provided as a percentage of revenues decreased to 84.4% in 1994 from 84.7% in 1993. The primary factors affecting the variations and their impact on the net .3% change in cost of services provided as a percentage of revenue are as follows: decrease in workers' compensation, general liability and other insurance of 1%; decrease in depreciation expense of .3%; offsetting these decreases was an increase of .5% in allowance for doubtful accounts.

   Selling, general and administrative expenses as a percentage of revenue increased slightly to 8.1% in 1994 from 7.9% in 1993 primarily as a result of additional costs associated with expanding the divisional and regional staffs in order to better position the Company to achieve its performance objectives in the future.

RECOVERY FROM COLLECTING $300,000 OF PROMISSORY NOTES SOLD THAT WAS RESERVED FOR IN 1991

   A client paid; $50,000 in the first quarter of 1994, $75,000 in each of the second and third quarters of 1994, and $100,000 in the fourth quarter of 1994 (or an aggregate of $300,000) as partial payment on a note. As a result, the Company recorded the recovery as income in its Statements of Income for the year ended December 31, 1994 (see Note 6 of Notes to Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

   At December 31, 1995, the Company had working capital of $51,067,973 which represents a 11% increase over $46,146,376 at December 31, 1994. Working capital continues to grow, reflected principally in increased cash and cash equivalents and higher accounts receivable. The increase in cash and cash equivalents is a result of the improvement in the collection of receivables, as well as the timing of payments to vendors. Higher accounts receivable are primarily attributable to the Company's 9% increase in revenues. The Company's current ratio at December 31, 1995 was 6.3 to 1 compared to 6.5 to 1 and 6.2 to 1 in 1994 and 1993, respectively.

   The net cash provided by the Company's operating activities was $5,940,040 for the year ended December 31, 1995. The components of working capital that required the largest amount of cash were: increases in accounts receivable and long term trade notes receivable of $1,362,583 and $1,712,922, respectively and a $1,466,184 increase in prepaid income taxes. The increase in accounts receivable and long term trade notes receivable resulted primarily from the continued growth in the Company's revenues, which increased 9%. The increased use of cash associated with prepaid income taxes resulted primarily from the timing of estimated income tax liability payments. Although accounts receivable have increased in 1995, the number of days revenue (based on fourth quarter revenues) in the accounts receivable balance at December 31, 1995 was reduced to 79 days from 81 days at December 31, 1994.

   At December 31, 1994, the Company had working capital of $46,146,376 which represents a 16% increase over December 31, 1993. Working capital continues to grow, reflected principally in increased cash and cash equivalents and higher accounts receivable. The increase in cash and cash equivalants is a result of the improvement in the collection of receivables, as well as the timing of payments to vendors. Higher accounts receivable is primarily attributable to the Company's 19% increase in revenues. The Company's current ratio at December 31, 1994 was 6.5 to 1 compared to 6.2 to 1 and 6.6 to 1 in 1993 and 1992, respectively.

   The net cash provided by the Company's operating activities was $3,934,184 for the year ended December 31, 1994. The component of working capital that required the largest amount of cash was accounts receivable, which increased by $3,394,706. The increase resulted primarily from the continued growth in the Company's revenues, which increased 19%. Although accounts receivable have increased in 1994, the number of days revenue (based on fourth quarter revenues) in the accounts receivable balance at December 31, 1994 was reduced to 81 days from 90 days at December 31, 1993.

   The net cash provided by the Company's operating activities was $2,992,440 for the year ended December 31, 1993. The component of working capital that required the largest amount of cash was accounts receivable, which increased by $4,712,412. The increase resulted primarily from the continued growth in the Company's revenues, which increased 15%. Although accounts receivable have increased in 1993, the number of days revenue (based on fourth quarter revenues) in the accounts receivable balance at December 31, 1993 was reduced to 90 days from 91 days at December 31, 1992.

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

    The Company encounters difficulty in collecting amounts due from certain of its clients, including those in bankruptcy, those which have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company has increased its bad debt provisions (allowance for doubtful accounts) by $1,672,594, $1,423,338 and $567,754 in 1995, 1994 and 1993, respectively. In making its evaluation, in addition to the analyzing, and anticipating, where possible, the specific cases described above, management considers the general collection risk associated with trends in the long-term care industry.

   The Company has a $13,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow, that expires on June 30, 1996. Amounts drawn under the line are payable on demand. At December 31, 1995, there were no borrowings under the line. However, at such date, the amount available under the line had been reduced by approximately $8,200,000 as a result of contingent liabilities of the Company to the lender relating to letters of credit issued for the Company.

   At December 31, 1995, the Company had $16,335,886 of cash and cash equivalents, which it views as its principal measure of liquidity.

   In the fourth quarter of 1993, the Company and its insurer reached an agreement in principle to settle the consolidated class action complaints filed against it in Federal District Court. The Order approving the settlement was approved by the court on September 8, 1994 and became effective on October 10, 1994. The settlement provided for the payment of $2,625,000 by the Company's insurer and common stock having a value of $2,125,000 to be issued by the Company (see Note 8 of Notes to Financial Statements). On August 1, 1995, the Company issued 180,851 shares of its common stock representing its payment obligation under the 1993 settlement of the consolidated class action complaints. Accordingly, the December 31, 1995 Balance Sheet reflects the payment of the previously recorded Litigation Liability of $2,125,000 by increasing stockholders' equity in the same amount.

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

EFFECTS OF INFLATION

   All of the Company's service agreements allow it to pass through to its clients increases in the cost of labor resulting from new wage agreements. The Company believes that it will be able to recover increases in costs attributable to inflation by continuing to pass through cost increases to its clients.

OTHER DEVELOPEMENTS/ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

   In 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (SFAS No. 109) "Accounting for Income Taxes", which requires a change from the deferred method to the asset and liability method of accounting for income taxes for temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. The statement also requires that deferred tax liabilities or assets be adjusted for the future effects of any changes in tax laws or rates. The effect of adopting SFAS No. 109 as of January 1, 1993 required the recognition of a deferred tax asset of $103,853 (see Note 4 to Notes to Financial Statements).

   SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," is required to be implemented in 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by the entity be reviewed for impairment whenever events or changes in circumstances indicates that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the asset. The Company believes that implementation of this statement will not have any material effect on its financial position.

   SFAS No. 123, "Accounting for Stock-Based Compensation," is also required to be implemented in 1996 and introduces a choice of the method of accounting used for stock-based compensation. Entities may use the "intrinsic value" method currently based on APB No. 25 or the new "fair value" method contained in SFAS No. 123. The Company intends to implement SFAS No. 123 in 1996 by continuing to account for stock-based compensation under APB No. 25. As required by SFAS No. 123, the pro forma effects on net income and earnings per share will be determined as if the fair value based method had been applied and disclosed in the notes to the financial statements.

BALANCE SHEETS

ASSETS

                                                                              December 31,
                                                                     ------------------------------
Current Assets:                                                            1995            1994
                                                                      -------------   -------------
   Cash and cash equivalents                                           $16,335,886     $11,230,118
   Accounts and notes receivable, less allowance for doubtful
     accounts of $4,468,000 in 1995 and $4,500,000 in 1994              32,463,288      32,773,299
   Prepaid income taxes                                                  1,466,184
   Inventories and supplies                                              7,200,033       6,298,370
   Deferred income taxes (Note 4)                                        1,104,350       1,435,350
   Prepaid expenses and other                                            2,090,409       2,791,376
                                                                      -------------   -------------
          Total current assets                                          60,660,150      54,528,513
Property and Equipment:
   Laundry and linen equipment (Note 7)                                 12,135,849      10,835,247
   Housekeeping equipment and office furniture                           6,216,950       5,174,624
   Autos and trucks                                                        178,006         140,703
                                                                      -------------   -------------
                                                                        18,530,805      16,150,574
   Less accumulated depreciation                                        12,347,675      10,207,941
                                                                      -------------   -------------
                                                                         6,183,130       5,942,633
INTANGIBLE ASSETS less accumulated amortization of $398,565 in
   1994 (Note 1)                                                                         1,106,666
COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED less
   accumulated amortization of $1,117,413 in 1995 and $1,008,455 in
   1994 (Note 1)                                                         2,258,064       2,367,021
CERTIFICATES OF DEPOSIT PLEDGED FOR LOAN GUARANTEES
   (Note 9)                                                                              1,500,000
DEFERRED INCOME TAXES (Note 4)                                           1,449,236       2,207,236
OTHER NONCURRENT ASSETS (Note 1)                                         9,739,191       8,163,134
                                                                      -------------   -------------
                                                                       $80,289,771     $75,815,203
                                                                      =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                    $ 3,480,499     $ 3,630,573
   Accrued payroll, accrued and withheld payroll taxes                   2,312,907       1,946,089
   Other accrued expenses (Note 10)                                      2,843,890         720,749
   Income taxes payable                                                                    727,741
   Accrued insurance claims (Notes 1 and 11)                               954,881       1,356,984
                                                                      -------------   -------------
          Total current liabilities                                      9,592,177       8,382,136
ACCRUED INSURANCE CLAIMS (Notes 1 and 11)                                2,228,054       2,883,591
RESERVE FOR CONTINGENT LOSSES ON PROMISSORY NOTES (Note 6)                                 300,000
LITIGATION SETTLEMENT LIABILITY (Note 8)                                                 2,125,000
COMMITMENTS AND CONTINGENCIES (Notes 2, 9 and 10)
STOCKHOLDERS' EQUITY: (Note 3)
   Common stock, $.01 par value: 15,000,000 shares authorized,
     8,143,063 shares issued in 1995 and 7,935,874 in 1994                  81,431          79,359
   Additional paid in capital                                           35,023,468      32,621,034
   Retained earnings                                                    33,364,641      29,424,083
                                                                      -------------   -------------
          Total stockholders' equity                                    68,469,540      62,124,476
                                                                      -------------   -------------
                                                                       $80,289,771     $75,815,203
                                                                      =============   =============

See accompanying notes.

INCOME STATEMENTS

HEALTHCARE SERVICES GROUP, INC.

                                                               Years Ended December 31,
                                                    -----------------------------------------------
                                                        1995             1994              1993
                                                    ------------     ------------      ------------
Revenues                                            $148,746,773     $136,414,172      $114,275,458
Operating costs and expenses:
   Cost of services provided                         127,340,970      115,171,944        96,771,866
   Selling, general and administrative                12,184,128       11,094,621         9,018,780
   Recovery of contingent losses on promissory
     notes sold (Note 6)                                (300,000)        (300,000)         (400,000)
Other income (expense):
   Provision for estimated cost related to SEC
     inquiry and other matters (Note  )               (3,100,000)
   Interest income                                       867,883          421,827           265,483
                                                   --------------   --------------    ---------------
Income before income taxes, extraordinary item
   and cumulative effect of change in accounting
   for income taxes                                    7,289,558       10,869,434         9,150,295
Income taxes (Note 4)                                  3,349,000        4,469,000         3,619,000
                                                   --------------   --------------    ---------------
Income before extraordinary item and cumulative
   effect of change in accounting for income
   taxes                                               3,940,558        6,400,434         5,531,295
Extraordinary item -- class action litigation
   settlement, net of income tax benefit of
   $844,000 (Note 8)                                                                     (1,437,047)
Cumulative effect of change in accounting for
   income taxes (Note 4)                                                                    103,853
                                                   --------------   --------------    ---------------
Net income                                          $  3,940,558     $  6,400,434      $  4,198,101
                                                   ==============   ==============    ===============
Earnings per common share before extraordinary
   item and cumulative effect of change in
   accounting for income taxes                      $        .48     $        .79      $        .70
Extraordinary item, net of income tax benefit                                                 (0.18)
Cumulative effect of change in accounting for
   income taxes                                                                                 .01
                                                   --------------   --------------    ---------------
Earnings per common share                           $        .48     $        .79      $        .53
                                                   ==============   ==============    ===============
Weighted average number of common shares
   outstanding                                         8,221,479        8,141,520         7,898,268
                                                   ==============   ==============    ===============



See accompanying notes.

                           STATEMENTS OF CASH FLOWS

                                                                  Years Ended December 31,
                                                       ----------------------------------------------
                                                             1995            1994            1993
                                                        -------------   -------------    -------------
Cash flows from operating activities:
   Net Income                                            $ 3,940,558     $ 6,400,434     $ 4,198,101
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                         2,573,216       2,598,783       2,614,112
     Bad debt provision                                    1,672,594       1,423,338         567,754
     Recovery of contingent losses on promissory
        notes sold (Note 6)                                 (300,000)       (300,000)       (400,000)
     Deferred income taxes (benefits) (Note 4)             1,089,000         899,000        (212,184)
     Cumulative effect of change in accounting for
        income taxes (Note 4)                                                               (103,853)
     Tax benefit of stock option transactions                 63,000          63,153          24,004
     Litigation settlement liability (Note 8)                               (100,000)      2,225,000
   Changes in operating assets and liabilities:
     Accounts and notes receivable                        (1,362,583)     (3,394,706)     (4,712,412)
     Prepaid income taxes                                 (1,466,184)                      1,242,317
     Inventories and supplies                               (901,663)       (981,379)     (1,022,827)
     Changes to long term trade notes receivable          (1,712,922)     (2,618,215)     (1,846,259)
     Accounts payable and other accrued expenses           1,973,067         368,502         118,091
     Accrued payroll, accrued and withheld payroll
        taxes                                                366,818         426,890         407,049
     Accrued insurance claims (Notes 1 and 11)            (1,057,639)       (637,951)         34,027
     Income taxes payable                                   (727,741)        116,327         611,604
     Prepaid expenses and other assets                     1,790,520        (329,982)       (752,084)
                                                        -------------   -------------    -------------
        Net cash provided by operating activities          5,940,040       3,934,194       2,992,440
                                                        -------------   -------------    -------------
Cash flows from investing activities:
   Disposals of fixed assets                                 116,819         515,451         181,383
   Additions to property and equipment                    (2,667,597)     (1,694,039)     (2,231,208)
   Cash provided by release of certificates of
     deposits pledged for loan guarantees (Note 6)         1,500,000
                                                        -------------   -------------    -------------
        Net cash used in investing activities             (1,050,778)     (1,178,588)     (2,049,825)
                                                        -------------   -------------    -------------
Cash flows from financing activities:
   Purchase of treasury stock                               (264,303)
   Proceeds from the exercise of stock options               480,809         615,828         555,325
                                                        -------------   -------------    -------------
        Net cash provided by financing activities            216,506         615,828         555,325
                                                        -------------   -------------    -------------
Net increase in cash and cash equivalents                  5,105,768       3,371,424       1,497,940
Cash and cash equivalents at beginning of the year        11,230,118       7,858,684       6,360,744
                                                        -------------   -------------    -------------
Cash and cash equivalents at end of the year             $16,335,886     $11,230,118     $ 7,858,684
                                                        =============   =============    =============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITY:

   On August 1, 1995, the Company issued 180,851 shares of its common stock representing its payment obligation under the 1993 settlement of the lawsuits relating to the consolidated class action complaints filed against it in 1991 and 1992. Accordingly, the December 31, 1995 Balance Sheet reflects the payment of the previously recorded Litigation Liability of $2,125,000 by increasing stockholders' equity in the same amount.

See accompanying notes.

                      Statements of Stockholders' Equity

Years Ended December 31, 1995, 1994, and 1993

                                                                Additional                                        Total
                                         Common Stock            Paid-In         Retained       Treasury      Stockholders'
                                      Shares       Amount        Capital         Earnings         Stock          Equity
                                    -----------   ---------    -------------   -------------   -----------   ---------------
Balance, December 31, 1992           7,789,911     $77,899     $31,364,185     $18,825,548     $  --           $50,267,632
   Net income for the year                                                       4,198,101                       4,198,101
   Exercise of stock options            80,225         802         554,522                                         555,324
   Tax benefit arising from stock
     transactions                                                   24,004                                          24,004
                                    -----------   ---------    -------------   -------------   -----------   ---------------
Balance, December 31, 1993           7,870,136      78,701      31,942,711      23,023,649        --            55,045,061
   Net income for the year                                                       6,400,434                       6,400,434
   Exercise of stock options            65,738         658         615,170                                         615,828
   Tax benefit arising from stock
     transactions                                                   63,153                                          63,153
                                    -----------   ---------    -------------   -------------   -----------   ---------------
Balance, December 31, 1994           7,935,874      79,359      32,621,034      29,424,083        --            62,124,476
   Net income for the year                                                       3,940,558                       3,940,558
   Exercise of stock options            54,538         545         480,264                                         480,809
   Tax benefit arising from stock
     transactions                                                   63,000                                          63,000
   Shares issued in connection
     with class action
     settlement (Note 8)               180,851       1,809       2,123,191                                       2,125,000
   Purchase of common stock for
     treasury (28,200 shares)                                                                   (264,303)         (264,303)
   Treasury stock retired              (28,200)       (282)       (264,021)                      264,303
                                    -----------   ---------    -------------   -------------   -----------   ---------------
Balance, December 31, 1995           8,143,063     $81,431     $35,023,468     $33,364,641     $  --            $68,469,540
                                    ===========   =========    =============   =============   ===========   ===============

See accompanying notes.

NOTES TO FINANCIAL STATEMENTS

Note 1 -- Summary of SignificanT Accounting Policies

General
The Company provides housekeeping, laundry and linen services to long-term care facilities, including nursing homes and retirement complexes.

Cash and cash equivalents
Cash and cash equivalents consist of short-term, highly liquid investments with a maturity of three months or less at time of purchase.

Inventories and supplies
Inventories and supplies include housekeeping and laundry supplies which are valued at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis. Linen supplies are included in inventory and are amortized over a 24 month period.

Property and equipment
Property and equipment are stated at cost. Additions, renewals and improvements are capitalized, while maintenance and repair costs are expensed. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in income. Depreciation is provided by the straight-line method over the following estimated useful lives: laundry and linen equipment -- 3 to 7 years; housekeeping equipment and office furniture -- 3 to 7 years; autos and trucks -- 3 years.

Revenue recognition
Revenues from service agreements are recognized as services are performed.
The Company (as a distributor of laundry equipment since 1981) occasionally makes sales of laundry installations to certain of its clients. The sales in most cases represent the construction and installation of a turn-key operation and are for payment terms ranging from 36 to 60 months. The Company's accounting policy for these sales is to recognize the gross profit over the life of the original payment terms associated with the financing of the transactions by the Company. During 1995, 1994 and 1993, laundry installation sales were not material.

Income taxes
Deferred income taxes result from temporary differences between tax and financial statement recognition of revenue and expense. These temporary differences arise primarily from differing methods used for financial and tax purposes to calculate insurance expense, certain receivable reserves, other provisions which are not currently deductible for tax purposes, and revenue recognized on laundry installation sales.

During the first quarter of 1993 the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (SFAS No. 109) "Accounting for Income Taxes" (see Note 4).

Income taxes paid were approximately $3,391,000, $3,356,000 and $2,310,000 during 1995, 1994 and 1993, respectively.

Intangible assets
Intangible assets at December 31, 1994 arose from the 1988 acquisition of American Services Company (subsequently renamed HEalthcare Services Company and merged into the Company). They consisted principally of commenced service agreements of $1,454,996 (prior to accumulated amortization) at December 31, 1994. The amounts reflect an adjustment to the original purchase price, as well as certain service agreement cancellations. The commenced service agreements were being amortized on a straight-line basis over twenty-six years up to December 1994. In December 1994, as a result of a change in control of the nursing homes, the long term service agreements with the Company were cancelled. However, many of the nursing homes continued to utilize the services of the Company under standard 30 day cancellable service agreements. As a result, the Company reevaluated the remaining life of the related intangible assets and commenced amortization of the remaining balance over a three year period beginning in January 1995. During 1995, the remaining service agreements were cancelled and the unamortized balance was charged to operations. There was no significant effect on operations in 1994 as a result of this change in estimated remaining lives.

Amortization charged to earnings was $954,000 for the year ended December 31, 1995 and $55,960 per year for the years ended December 31, 1994 and 1993.

Costs in excess of fair value of net assets acquired
Costs in excess of the fair value of net assets of businesses acquired are amortized on a straight-line basis over periods not exceeding forty years. All of the carrying value at December 31, 1995 resulted from a 1985 acquisition which is being amortized over a thirty-one year period. Amortization charged to earnings was $108,958 in 1995 and $111,625 per year in 1994 and 1993.

On an ongoing basis, management reviews the valuation and amortization of costs in excess of fair value of net assets acquired. As part of this review, the Company estimates the value and future benefits of the net income generated by the related service agreements to determine that no impairment has occurred.

Other noncurrent assets
Other noncurrent assets consist of:

                      1995           1994
                  ------------   ------------
Long-term note
  receivables      $9,471,036     $7,758,114
Other                 268,155        405,020
                  ------------   ------------
                   $9,739,191     $8,163,134
                  ============   ============


Long-term notes receivable primarily represent trade receivables that were converted to notes to enhance collection efforts. Interest income is only recognized as cash payments are received. Amounts shown are net of allowance of $549,400 and $965,900 in 1995 and 1994, respectively.

Reclassification
Certain reclassifications to 1994 reported amounts have been made in the financial statements to conform to 1995 presentation.

Concentration of credit risk
Statement of Financial Accounting Standards No. 105 ("SFAS no. 105") requires the disclosure of significant concentrations of credit risk, regardless of the degree of such risk. Financial instruments, as defined by SFAS No. 105, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade accounts receivable. At December 31, 1995 and 1994, substantially, all of the company's cash and cash equivalents were invested with one financial institution.

The Company's clients are concentrated in one industry, providers of long-term care. The clients are generally individual long-term care facilities with a wide geographical dispersion. However, recent industry trends indicate consolidation of nursing home ownership into chains, which can lead to a customer concentration. At DECEMBER 31, 1995, no single client or nursing home chain accounted for more than 10% of total revenue.

Fair value of Financial
Instruments
The carrying value of financial instruments (principally consisting of cash and cash equivalents, accounts and notes receivable and accounts payable) approximate fair value.

Use of Estimates in Financial Statements
In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Pronouncements Not Yet Adopted
SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," Is required to be implemented in 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by the entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the asset. The Company believes that implementation of this statement will not have any material effect on its financial position.

SFAS NO. 123, "Accounting for Stock-Based Compensation," is also required to be implemented in 1996 and introduces a choice of the method of accounting used for stock-based compensation. Entities may use the "intrinsic value" method currently based on APB No. 25 or the new "fair value" method contained in SFAS No. 123. The Company intends to implement SFAS No. 123 in 1996 by continuing to account for stock-based compensation under APB No. 25. As required by SFAS No. 123, the pro forma effects on net income and earnings per share will be determined as if the fair value based method had been applied and disclosed in the notes to the financial statements.

Note 2 -- Lease Commitments
The Company leases office facilities and autos under operating leases expiring on various dates through 2002 (see Note 5).

The following is a schedule, by calendar years, of future minimum lease payments under operating leases having remaining terms in excess of one year as of December 31, 1995:
                                 Operating
Year                              Leases
----                             ----------
1996                            $  394,564
1997                               225,579
1998                               148,470
1999                               133,231
2000                               108,324
Thereafter                          32,746
                                -----------
Total minimum lease payments    $1,042,914
                                ===========

Total expense for all operating leases was $644,302, $792,570 and $725,222 for the years ended December 31, 1995, 1994 and 1993, respectively.

Note 3 -- Stockholders' Equity
On May 23, 1995, the Stockholders approved an increase in authorized shares of common stock from 10,000,000 to 15,000,000 authorized shares, $.01 par value.

As of December 31, 1995, 1,062,388 shares of common stock were reserved under various Incentive Stock Option Plans, including one approved by stockholders on May 23, 1995 (the "1995 Plan"). Of such amount, 550,515 shares which were available for future grant. On December 1, 1995, 90,039 incentive stock options were granted under the 1995 Plan. These options are exercisable commencing
June 1, 1996. The Stock Option Committee is responsible for determining the individuals who will be granted options, the number of options each individual will receive, the option price per share, and the exercise period of each option. The incentive stock option price will not be less than the fair market value of the common stock on the date the option is Granted. No option will have a term in excess of ten years. As to any stockholder who owns 10% or more of the common stock, the option price per share will be no less than 110% of the fair market value of the common stock on the date the options are granted and such options shall not have a term in excess of ten years.

   A summary of incentive stock option activity is as follows:

                                       Incentive Stock Options
----------------------------------------------------------------------------------------------------
                                    1995                     1994                      1993
                          -----------------------   -----------------------  -----------------------
                                         Number                   Number                    Number
                            Average        of        Average        of         Average        of
                             Price       Shares       Price       Shares        Price       Shares
                           ---------    ----------   ---------   ----------   ---------   ----------
Beginning of period         $10.86       473,385      $10.38      419,789      $10.25      397,700
Granted                       8.61        90,039       11.45      116,183        8.51      111,075
Cancelled                    12.20        (6,016)       8.58      (26,850)       9.16       (8,762)
Exercised                     8.81       (45,536)       8.89      (35,737)       6.92      (80,224)
                           ---------    ----------   ---------   ----------   ---------   ----------
End of period               $10.63       511,872      $10.86      473,385      $10.38      419,789
                           =========    ==========   =========   ==========   =========   ==========
Exercisable at end of
  period                                 421,833                  357,202                  308,714
                                        ==========               ==========               ==========


The Company has granted non-qualified stock options to directors and outside consultants under the Company's Non-qualified Stock Option Plan, which was adopted on March 8, 1995 and approved by stockholders on May 23, 1995. The non-qualified options were granted at an option price which was not less than the fair market value of the common stock on the date the option was granted. The options are exercisable over a five year period, commencing six months from the option date.

On November 5, 1993, December 6, 1994 and December 1, 1995
certain directors were granted nonqualified options to purchase 42,000, 58,217 and 53,236 shares respectively. The 1993 options were granted at an exercise price of $8.25 per share, the 1994 options were granted at an average exercise price of $11.61 and the 1995 options were granted at an average exercise price of $8.95. The 1995 options are exercisable commencing June 1, 1996.

  A summary of non-qualified stock option activity is as follows:

                                    Non-qualified Stock Options
--------------------------------------------------------------------------------------------------
                                   1995                     1994                     1993
                          ----------------------   -----------------------  ----------------------
                                         Number                  Number                   Number
                            Average        of       Average        of         Average       of
                             Price       Shares      Price       Shares        Price      Shares
                           ---------    ---------   ---------   ----------   ---------   ---------
Beginning of period          $9.87      297,717      $ 9.41      269,500       $9.72      212,500
Granted                       8.95       53,236       11.61       58,217        8.25       57,000
Cancelled                     8.83       (4,500)
Exercised                     8.83       (9,000)       9.13      (30,000)
                           ---------    ---------   ---------   ----------   ---------   ---------
End of period                $9.77      337,453      $ 9.87      297,717       $9.41      269,500
                           =========    =========   =========   ==========   =========   =========
Exercisable at end of
  period                                284,217                  239,500                  212,500
                                        =========               ==========               =========


NOTE 4 -- INCOME TAXES

The provision for income taxes consists of:

                                   Year Ended December 31,
                        -------------------------------------------
                             1995           1994           1993
                         ------------    ------------   ------------
Current:
 Federal                  $1,695,400     $2,692,000     $2,193,400
 State                       564,600        878,000        793,600
                         ------------    ------------   ------------
                           2,260,000      3,570,000      2,987,000
                         ------------    ------------   ------------
Deferred:
 Federal                     805,000        677,600        463,500
 State                       284,000        221,400        168,500
                         ------------    ------------   ------------
                           1,089,000        899,000        632,000
                         ------------    ------------   ------------
Income tax provision
  before tax benefit
  of extraordinary
  item                     3,349,000      4,469,000      3,619,000
Tax (benefit) of
  extraordianry item
Deferred                                   (844,000)
                         ------------    ------------   ------------
Tax
Provision                 $3,349,000     $4,469,000     $2,775,000
                         ============    ============   ============

Under FAS 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's federal and state deferred tax assets and liabilities are as follows:

                                 Year Ended December 31,
                              -----------------------------
                                   1995            1994
                               -------------   ------------
Net current deferred tax
  assets:
Allowance for doubtful
  accounts                      $ 1,814,008     $1,827,000
Accrued insurance
  claims-current                    387,682        550,936
Expensing of housekeeping
  supplies                       (1,097,340)      (942,586)
                               -------------   ------------
                                $ 1,104,350     $1,435,350
                               =============   ============
Net noncurrent deferred tax
  assets:
Deferred profit on laundry
  installation sales            $   235,140     $  341,444
Non-deductible reserves           1,046,393      1,611,933
Depreciation of property
  and equipment                    (786,056)      (916,879)
Accrued insurance
  claims-noncurrent                 904,590      1,170,738
Other                                49,169
                               -------------   ------------
                                $ 1,449,236     $2,207,236
                               =============   ============

Deferred tax expense (benefit) results from temporary differences in the recognition of revenue and expense for tax and financial statement purposes. The sources of these differences and the tax effect of each were as follows:

                                        Year Ended December 31,
                              ------------------------------------------
                                   1995          1994          1993
                               ------------   ----------   -------------
Accrued insurance claims
  liability not currently
  deductible                    $  429,400     $259,000     $   560,800
Deferred profit recognition
  on laundry installation
  sales                            106,300      144,200         219,100
Reserves recorded on the
  books not currently
  deductible for tax
  purposes                         539,400      325,600      (1,183,000)
Use of direct write-off
  method for bad debts for
  tax purposes                      13,000      (14,200)        (68,000)
Housekeeping supplies
  expensed for tax purposes
  prior to financial
  purposes                         154,800      146,100         207,200
Depreciation computed under
  the accelerated cost
  recovery system for tax
  purposes and the
  straight-line method for
  financial accounting            (130,800)     (26,100)         70,000
Other                              (23,100)      64,400         (18,100)
                               ------------   ----------   -------------
                                $1,089,000     $899,000     $  (212,000)
                               ============   ==========   =============

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes is as follows:

                                        Year Ended December 31,
                              -------------------------------------------
                                   1995           1994           1993
                               ------------   ------------   ------------
Computed "expected" tax
  expense                       $2,478,500     $3,695,600     $2,335,500
Increases (decreases) in
  taxes resulting from:
State income taxes, net of
  federal tax benefit              560,100        734,200        486,500
Tax exempt interest               (111,000)       (54,000)       (10,600)
Reserves recorded on the
  books not deductible for
  tax purposes                     408,000             --             --
Amortization of costs in
  excess of fair value of
  net assets acquired               37,000         38,000         38,000
Other, net                         (23,600)        55,200        (74,400)
                               ------------   ------------   ------------
                                $3,349,000     $4,469,000     $2,775,000
                               ============   ============   ============


SFAS No. 109

Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (SFAS NO. 109) "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the diferences are expected to reverse.

The effect of adopting SFAS No. 109 as of January 1, 1993 required the recording of a deferred tax asset of $103,853. Such amount has been reflected in the statement of income for the year ended December 31, 1993 as the cumulative effect of an accounting change. SFAS No. 109 did not have a material impact on the results of 1993 operations.

Note 5 -- Related Party Transactions

The Company leases its corporate offices from a partnership in which the chief executive officer of the Company is a general partner. The rental payments made during the year ended December 31, 1995 was $88,617 and $74,900 per year for the years ended December 31, 1994 and 1993. The Company made no leasehold improvements in either 1994 or 1993, although in 1995 the Company made leasehold improvements of approximately $23,150. A director of the Company has an ownership interest in several client facilities which have entered into service agreements with the Company. In addition, an officer of the Company has minority ownership interests in a client facility of the Company. During the years ended December 31, 1995, 1994 and 1993 all of these agreements collectively resulted in revenues of approximately $3,010,000, $3,203,000, and $2,991,000 respectively.

Note 6 -- Sale of Promissory Notes Receivable and Provision for Contingent Losses on Promissory Notes Sold

In 1991 and 1990, the Company sold to its bank, with recourse, promissorY notes receivable at face value of approximately $3,800,000 and $2,500,000, respectively. As of December 31, 1995 the 1991 and 1990 promissory notes sold have been paid in full. As of December 31, 1994 approximately $300,000 and $800,000, respectively, of the aggregate amount of such promissory notes sold in each year remained out standing. On July 15, 1992, a client paid in full to the Company's bank one of the promissory notes in the amount of $910,000. In addition, the client paid $400,000 in 1993 and $300,000 in both 1994 and 1995 as partial payment on another note (see discussion below regarding these promissory notes). Therefore, the Company reversed the provision recorded as of December 31, 1991 and recognized the $910,000, $400,000, $300,000 and $300,000 payments as income in 1992, 1993, 1994 and 1995, respectively. All of the promissory notes sold during 1990 and all but one of the promissory notes sold during 1991 represent accounts receivable due to the Company for services rendered. These accounts receivable had been converted to promissory notes prior to their sale to the bank. The Company converted the accounts receivable to interest bearing promissory notes receivable in order to further evidence the amounts owed and to enhance its collection efforts. All of the promissory notes (except the one mentioned in the following paragraph) provided for monthly payments of principal and interest and some were secured by certain assets of the issuers. Pursuant to agreements with its bank, the Company would have been required to post substitute collateral if its line of credit from its bank expired or was terminated prior to the promissory notes being paid in full.

In 1991, the Company made arrangements with its bank to provide financing of $1,000,000 to one of its clients for which the Company agreed to guarantee payment. In order for the Company to negotiate maximum security for its guarantee, the Company made the loan directly to the client and simultaneously sold the promissory note receivable to the bank. In addition, among the notes sold during 1991, is a promissory note in the amount of $910,000 which was issued in 1990 by an entity related to this client and subsequently paid in full to the bank on July 15, 1992. On April 22, 1992 a director of the Company, who is not an officer, agreed to purchase these promissory notes (for the full principal amount thereof plus accrued interest) without recourse to the Company, upon a request by the bank that the Company post substitute collateral. Any such purchase would include the assignment of the collateral pledged as security. The Company entered into this agreement (which was approved by the Board of Directors) with the director in order to protect its interests with respect to these promissory notes. The director is engaged in the operation of nursing homes. Although the Company believed that it would not have incurred any financial loss as a result of these promissory notes, it had, as of December 31, 1994 established a reserve for contingent losses in the amount of $300,000. The borrower of the $1,000,000 financing used the proceeds to fully fund the purchase price for its acquisition of the client. The equity method of accounting had been used to value the collateral held as security for these promissory notes, which, as a consequence of losses incurred by the client after the closing date of the transaction, had resulted in the Company providing a reserve for the total unpaid amount of the promissory notes as of December 31, 1994. During 1995, the balance of the promissory note was paid in full.

Note 7 -- Laundry Installation Purchases

During 1993, 1994 and 1995 the Company purchased certain existing laundry installations from nursing homes with which it concurrently entered into service agreements to provide laundry and linen services. The Company entered into the following laundry installation purchase transactions; in 1993 with ten nursing homes for approximately $545,000, in 1994 with six nursing homes for approximately $306,000 and in 1995 with seven nursing homes for approximately $100,125. the agreements governing these purchase transactions provide that if the service agreements are terminated at any time, the nursing home is obligated to buy the laundry installations at a purchase price based on the Company's original cost together with any additional equipment, improvements or expansion required in order to improve or increase the productivity of operation (after depreciation on a straight line basis over the original term of the service agreement which is generally three to seven years). THe Company has recorded these transactions as purchases of property and equipment and they are reported as such in the accompanying balance sheets net of accumulated depreciation. The equipment is generally being depreciated over a three to five year period.

Note 8 -- Extraordinary Item -- Settlement of Class Action Litigation

In the fourth quarter of 1993 the Company and its insurer consummated an agreement to settle the consolidated class action complaints filed against it in Federal District Court in 1991 and 1992. The settlement was approved by court order dated September 8, 1994 and became effective on October 10, 1994. The settlement provided for the payment of $2,625,000 by the Company's insurer and the issuance of common shares by the Company having a value of $2,125,000. The settlement and related estimated legal costs have been recorded as an extraordinary item in 1993. Such extraordinary item reduced 1993 net income by approximately $1,437,000, net of income tax benefit of $844,000. On August 1, 1995, the Company issued 180,851 shares of its common stock representing its payment obligation under the 1993 settlement relating to the consolidated class action complaints. Accordingly, the effect of issuing these shares is reflected in the per share amounts reported for the years ended December 31, 1995 and 1994. The December 31, 1995 Balance Sheet also reflects the payment of the previously recorded Litigation Liability of $2,125,000 by increasing stockholders' equity in the same amount.

Note 9 -- Other Contingencies

In 1988, the Company acquired a 19.5% interest in T.L.C. St Petersburg, Inc. ("TLC"), a corporation which owned and operated a long-term care facility in Florida and which was a client of the Company. The Company had guaranteed $1,500,000 of working capital loans of TLC at both December 31, 1994 and December 31, 1993 and has pledged equal amounts of certificates of deposit as collateral for the guarantees (which is listed as Certificates of Deposit Pledged for Loan Guarantees in the accompanying balance sheets at December 31, 1994. In addition, the Company had guaranteed notes payable of approximately $1,700,000. TLC made all required principal and interest payments due under the terms of these loans through December 31, 1994. Total guarantees for TLC aggregate $3,200,000 at December 31, 1994.

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

The Company has a $13,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements or for other purposes, that expires on June 30, 1996. Amounts drawn under the line are payable upon demand. At both December 31, 1995 and 1994, there were no borrowings under the line. However during 1991 and 1990, the Company sold promissory notes receivable of approximately $3,800,000 and $2,500,000, respectively, to its bank with recourse. As of December 31, 1995 the 1991 and 1990 promissory notes receivable have been paid in full. At December 31, 1994, the unpaid balance of the promissory notes receivable sold was approximately $1,100,000 (see Note 7). At both December 31, 1995 and 1994, the Company had outstanding approximately $8,200,000 of irrevocable standby letters of credit, which primarily relate to payment obligations under the Company's insurance program. As a result of the promissory notes receivable sold and letters of credit issued, the amount available under the line was reduced by approximately $8,200,000 at December 31, 1995 and $9,300,000 at December 31, 1994.

Note 10 -- Provision for Estimated Cost Related to SEC Inquiry and Other
Matters

The Securities and Exchange Commission (SEC) has been conducting a non-public investigation since 1990 with respect to certain matters, including the Company's financial statements, financial condition and results of operations. The Company has cooperated fully with such inquiry on a voluntary basis. On March 21, 1996 the Staff of the SEC informed the Company that the SEC had accepted a settlement which had been offered by the Company and recommended by the staff pertaining to certain allegations of violations of the Federal securities laws by the Company and certain of its officers with respect to periods ended on or before March 31, 1992. The settlement is subject to mutual agreement on the final form of the Complaint and Consent to be filed in the United States District Court. Under the settlement, upon filing of the Complaint and the entry of a final judgment upon Consent, and without admitting or denying any of the allegations of the Complaint, the Company, two officers and a former officer, will be permanently enjoined from violating certain provisions of the Federal securities laws, and the Company and these individuals will be required to pay civil penalties aggregating approximately $825,000. The estimated monetary impact of this settlement plus related legal costs have been reflected in the accompanying financial statements.

In addition, the United States Attorney for the Eastern District of Pennsylvania is investigating matters relating to certain payments (approximately $84,000 in 1988, $54,000 in 1989, $110,000 in 1990, $125,000 in 1991 and $34,000 in 1992)
made by the Company between June 1988 and January 1992 to certain vendors that were not in accordance with Company policy. This matter was previously investigated and reported upon by the Company in its Form 10-K for the year ended December 31, 1991. Information regarding this matter was voluntarily furnished to the U.S. Attorney's office in New Jersey in May and November 1992 and such payments were recovered by the Company in November 1992. The Company is cooperating with the United States Attorney's office in an attempt to resolve any issues or claims arising out of these payments.

The Company anticipates that it will incur a significant amount of legal and related costs in connection with these matters. During 1995, the Company incurred approximately $950,000 of costs and estimates that the additional costs which may be incurred in connection with these matters will be in a range of approximately $2,150,000 to $3,500,000 and accordingly has accrued as of December 31, 1995 the estimated low range of this liability. The result of this $3,100,000 provision was to reduce 1995 net income by approximately $2,321,000 or $.28 per common share.

Note 11 -- Accrued Insurance Claims

For years 1993 through 1995, the Company has a PAid Loss Retrospective Insurance plan for general liability and workers' compensation insurance. In addition, for years 1993 and 1994, the Company also had a Paid Loss Retrospective Insurance Plan for its automobiles. Under these plans, predetermined loss limits are arranged with an insurance company to limit both The Company's per occurence cash outlay and annual insurance plan cost.

For workers' compensation and automobile insurance, the Company records a reserve based on the present value of future payments that are developed as a result of a review of the Company's historical data and actuarial analysis done by an independent company. The accrued insurance claims were reduced by approximately $1,360,000, $1,247,000 and $895,000 at December 31, 1995, 1994 and
1993, respectively in order to record the estimated present value at the end of each year using an 8% interest factor for 1995 and 1994 and a 5% interest factor for 1993. During 1995, the Company amended its Insurance Plan from a 66 month to a 126 month claim payout. This amendment decreased the 1995 estimated insurance cost by approximately $1,360,000. During the fourth quarter of 1994, the Company changed the present value discount factor which it applies to estimated accrued workers' compensation insurance claims liability from 5.0% to 8.0% to reflect a more current rate. This change in discount factor decreased the 1994 estimated insurance cost by approximately $400,000. In the fourth quarter of 1993, the Company changed the present value discount factor from 7.5% to 5.0% which had the effect of increasing the 1993 estimated insurance cost by approximately $375,000. It was actuarially estimated that the accrued workers' compensation insurance claims will principally be paid to the claimants within six years from the date of the incident.

For general liability insurance, the Company records a reserve for the estimated ultimate amounts to be paid for known claims.

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


The Stockholders and Board of Directors
     Healthcare Services Group, Inc.


We have audited the accompanying balance sheets of Healthcare Services Group, Inc. as of December 31, 1995 and 1994, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Services Group, Inc. at December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



/s/ GRANT THORNTON LLP


Parsippany, New Jersey
February 26, 1996 (except for
    Note 10, as to which the
    date is March 21, 1996)

Item 9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosures

                  Not Applicable.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         The information regarding Directors and executive officers is incorporated herein by reference to the Company's definitive proxy statement to be mailed to its shareholders in connection with its 1996 Annual Shareholders' Meeting and to be filed within 120 days of the close of the year ended December 31, 1995.

Item ll. Executive Compensation

         The information regarding executive compensation is incorporated herein by reference to the Company's proxy statement to be mailed to shareholders in connection with its 1996 Annual Meeting and to be filed within 120 days of the close of the fiscal year ended December 31, 1995.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's proxy statement to be mailed to shareholders in connection with its 1996 Annual Meeting and to be filed within 120 days of the close of the fiscal year ending December 31, 1995.

         Directors holding approximately 12% of the outstanding voting stock of the registrant have been deemed to be "affiliates" solely for the purpose of computing the aggregate market value of the voting stock held by non-affiliates set forth on the cover page of this Report.

Item 13. Certain Relationships and Related Transactions

         The information regarding certain relationship and related transactions is incorporated herein by reference to the Company's proxy statement mailed to shareholders in connection with its 1996 Annual Meeting and to be filed within 120 days of the close of the fiscal year ended December 31, 1995.


                                     PART IV

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)      1. Financial Statements

         Report of Independent Certified Public Accountants
         Balance Sheets as of December 31, 1995 and 1994
         Statements of Income for the three years ended December 31, 1995, 1994 and 1993 Statements of Stockholders Equity for the three years ended December 31, 1995, 1994 and 1993
         Statements of Cash Flows for the three years ended December 31, 1995, 1994 and 1993
         Notes to Financial Statements

         2. Financial Statement Schedules

         Included in Part IV of this report:

         Consent of Independent Certified Public Accountants
         Report of Independent Certified Public Accountants on
              Schedule VII - Valuation and Qualifying Accounts for the three years ended December 31, 1995, 1994 and 1993
         Financial Data Schedule

         All other schedules are omitted since they are not required, not applicable or the information has been included in the Financial Statements or notes thereto.

         3.       Exhibits

         The following Exhibits are filed as part of this Report (references are to Reg. S-K Exhibit Numbers):


Exhibit
Number                                      Title
------                                      -----
3.1               Articles of Incorporation of the Registrant, as amended, are incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-2
                  (File No. 33-35798).

3.2               Amended By-Laws of the Registrant as of July 18, 1990, are incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-2
                  (File No. 33-35798).

4.                Specimen Certificate of the Common Stock, $.01 par value, of the Registrant is incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on
                  Form S-18 (Commission File No. 2-87625-W).

10.1 Incentive Stock Option Plan adopted on August 31, 1983, amended and readopted on April 30, 1991 is incorporated by reference to Exhibit 10.1 of Registrant's Statement on Form
                  S-18 (Commission File No. 2-87625-W), as well as reference to the Company's definitive proxy statement dated April 30, 1991.

10.2 Agreements between the Registrant and H.B.A. Corporation are incorporated by reference to Exhibit 10.3 of Registrant's
                  Registration Statements on Form S-18 (Commission File No.
                  2-87625-W) and on Form S-1 (Commission File No. 2-98089).

10.3              Agreement between the Registrant and Barton D. Weisman dated
                  April 22, 1992 regarding certain promissory notes.(filed with registrant's 1991 Foem 10-K).

10.4 Form of Non-Qualified Stock Option Agreement granted to certain Directors is incorporated by reference to Exhibit 10.9 of Registrant's Registration Statement on Form S-1 (Commission
                  File No. 2-98089).

24.               Consent of Independent Certified Public Accountants.

25                Powers of Attorney - filed herewith, see page 19.

27.               Financial Data Schedule

         (b)      Reports on Form 8-K
                  None

                                POWER OF ATTORNEY

         Healthcare Services Group, Inc. and each of the undersigned do hereby appoint Daniel P. McCartney and Thomas A. Cook and each of them severally, its or his true and lawful attorneys to execute on behalf of Healthcare Services Group, Inc. and the undersigned any and all amendments to this Report and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission. Each of such attorneys shall have the power to act hereunder with or without the others.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:                          HEALTHCARE SERVICES GROUP, INC.
                                    (Registrant)

                                By: /s/ Daniel P. McCartney
                                   -------------------------
                                   Daniel P. McCartney,
                                   Chief Executive Officer and Chairman


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the dated indicated:



     Signature                              Title                                       Date
    ----------                              -----                                       -----
/s/ Daniel P. McCartney             Chief Executive Officer,                        March 29, 1996
---------------------------         and Chairman and Principal Executive Officer
Daniel P. McCartney

/s/ Joseph F. McCartney             Director and Vice President                     March 29, 1996
---------------------------
Joseph F. McCartney

/s/ W. Thacher Longstreth           Director                                        March 29, 1996
---------------------------
W. Thacher Longstreth

/s/ Barton D. Weisman               Director                                        March 29, 1996
---------------------------
Barton D. Weisman

/s/ Robert L. Frome                 Director                                        March 29,1996
---------------------------
Robert L. Frome

/s/   Thomas A. Cook                Director and President                          March 29, 1996
---------------------------
Thomas A. Cook

/s/ John M. Briggs                  Director                                        March 29, 1996
---------------------------
John M. Briggs

/s/ Robert J. Moss                  Director                                        March 29, 1996
------------------
Robert J. Moss

/s/ James L. DiStefano              Chief Financial Officer, Treasurer              March 29, 1996
---------------------------         and Principal Financial Officer
James L. DiStefano

/s/ Richard W. Hudson               Vice President-Finance, Secretary               March 29, 1996
---------------------------         and Principal Accounting Officer
Richard W. Hudson


                         HEALTHCARE SERVICES GROUP, INC.
                Schedule VII - VALUATION AND QUALIFYING ACCOUNTS
                    Years Ended December 31, 1995, 1994, 1993

                                                Balance                                                               Balance
                                               beginning                                                              end of
      Description                              of period               Additions              Deductions             of period
      -----------                              ---------               ---------              ----------             ---------
1995
Allowance for
    doubtful accounts                          $4,500,000             $1,672,594              $1,704,594             $4,468,000
                                               ==========             ==========              ==========             ==========
Reserve for contingent
    losses on promissory
    notes sold                                   $300,000                                       $300,000
                                               ==========                                     ==========


1994
Allowance for
    doubtful accounts                          $4,465,000             $1,423,338              $1,388,338             $4,500,000
                                               ==========             ==========              ==========             ==========

Reserve for contingent
    losses on promissory
    notes sold                                   $600,000                                       $300,000               $300,000
                                               ==========                                     ==========             ==========


1993
Allowance for
    doubtful accounts                          $4,300,000               $567,754                $402,754             $4,465,000
                                               ==========             ==========              ==========             ==========

Allowance related to
    cancelled service
    agreements                                   $261,510                                       $261,510
                                               ==========                                     ==========

Reserve for contingent
    losses on promissory
    notes sold                                 $1,000,000                                       $400,000               $600,000
                                               ==========                                     ==========             ==========

