Form 10-Q
period 1996-03-31
HEALTHCARE SERVICES GROUP INC
filed 1996-05-15
CIK 731012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1996             Commission File Number  0-12015

                         HEALTHCARE SERVICES GROUP, INC.
                         -------------------------------
             ( Exact name of registrant as specified in its charter)

          Pennsylvania                                 23-2018365
- -------------------------------               ----------------------------
(State or other jurisdiction of               (IRS Employer Identification
 incorporation or organization)                         number)

           2643 Huntingdon Pike, Huntingdon Valley, Pennsylvania 19006
           -----------------------------------------------------------
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

Number of shares of common stock, issued and outstanding as of May 13, 1996 is 8,113,563 shares

                                Total of 11 Pages

                                      INDEX





PART I.            FINANCIAL INFORMATION                                PAGE NO.

                    Balance Sheets as of March 31, 1996 and
                         December 31, 1995                                   2

                    Statements of Income for the Three Months
                         ended March 31, 1996 and 1995                       3

                    Statements of Cash Flows for the Three Months
                         ended March 31, 1996 and 1995                       4

                    Notes to Financial Statements                      5  to 6

                    Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                    7  to 8



PART II.           OTHER INFORMATION                                         9

SIGNATURES                                                                  10

HEALTHCARE SERVICES GROUP, INC.
        Balance Sheets

                                                            March 31,      December 31,
                                                              1996            1995
                                                          (Unaudited)       (Audited)
                                                         --------------   -------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                          $    17,326,438      16,335,886
    Accounts and notes  receivable, less allowance
      for doubtful accounts of $4,461,000
      in 1996 and $4,468,000 in 1995                        34,860,034      32,463,288
    Prepaid income taxes                                       218,653       1,466,184
    Inventories and supplies                                 7,117,130       7,200,033
    Deferred income taxes                                    1,049,650       1,104,350
    Prepaid expenses and other                               2,498,527       2,090,409
                                                        --------------   -------------
         Total current assets                               63,070,432      60,660,150

PROPERTY AND EQUIPMENT:
    Laundry and linen equipment                             12,333,857      12,135,849
    Housekeeping equipment and office
      furniture                                              6,615,095       6,216,950
    Autos and trucks                                           178,090         178,006
                                                         --------------   -------------
                                                            19,127,042      18,530,805
    Less accumulated depreciation                           12,941,226      12,347,675
                                                         --------------   -------------
                                                             6,185,816       6,183,130

COST IN EXCESS OF FAIR VALUE OF NET
  ASSETS ACQUIRED less accumulated
   amortization of  $1,144,319 in 1996  and
   $1,117,413  in  1995                                      2,231,158       2,258,064
DEFERRED INCOME TAXES                                        1,584,826       1,449,236
OTHER NONCURRENT ASSETS                                      9,362,172       9,739,191
                                                         --------------   -------------
                                                       $    82,434,404      80,289,771
                                                        ==============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                   $     1,924,991       3,480,499
    Accrued payroll, accrued and withheld payroll tax        4,546,998       2,312,907
    Other accrued expenses                                   2,489,195       2,843,890
    Accrued insurance claims                                 1,037,754         954,881
                                                        --------------   -------------
         Total current liabilities                           9,998,938       9,592,177

ACCRUED INSURANCE CLAIMS                                     2,421,426       2,228,054
COMMITMENTS AND CONTINGENCIES  (Notes 2 and 3)


STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value: 10,000,000
      shares authorized, 8,113,563 shares
      issued in 1996 and 8,143,063 in 1995                      81,136          81,431
    Additional paid in capital                              34,787,488      35,023,468
    Retained earnings                                       35,145,416      33,364,641
                                                        --------------   -------------
         Total stockholders' equity                         70,014,040      68,469,540
                                                        --------------   -------------
                                                       $    82,434,404      80,289,771
                                                        ==============   =============

                 See accompanying notes.

HEALTHCARE SERVICES GROUP, INC.
     Statements of Income
          (Unaudited)



                                                        For the Three Months Ended
                                                                 March 31,
                                                       ----------------------------
                                                           1996           1995
                                                       -------------  -------------
Revenues                                            $    39,410,651     36,385,777
Operating costs and expenses:
  Cost of services provided                              33,570,692     30,765,990
  Selling, general and administrative                     3,013,349      2,927,764
  Recovery of contingent losses on promissory
     notes sold                                                            150,000
Other income:
  Interest income                                           191,165        200,158
                                                       -------------  -------------
Income before income taxes                                3,017,775      3,042,181

Income taxes                                              1,237,000      1,233,000
                                                       -------------  -------------

Net income                                          $     1,780,775  $   1,809,181
                                                       =============  =============

Earnings per common share                           $          0.22  $        0.22
                                                       =============  =============
Weighted average number of common
  shares outstanding                                      8,164,995      8,286,414
                                                       =============  =============

See accompanying notes.

HEALTHCARE SERVICES GROUP, INC.
Statements of Cash Flows
             (Unaudited)

                                                                For the Three Months Ended
                                                                           March 31,
                                                                ----------------------------
                                                                    1996            1995
                                                                -----------      -----------

Cash flows from operating activities:
  Net Income                                                    $ 1,780,775      $ 1,809,181
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                                 620,457          660,149
      Bad debt provision                                            600,060          147,000
     Recovery of contingent losses on
         promissory notes sold                                                      (150,000)
      Deferred income taxes (benefits)                              (81,000)         (83,338)
      Tax benefit of stock option transactions                                        41,445
   Changes in operating assets and liabilities:
      Accounts receivable                                        (2,996,806)      (2,121,251)
      Prepaid income taxes                                        1,247,641
      Inventories and supplies                                       82,903         (320,086)
      Changes to long term trade notes
       receivable                                                   302,069         (401,695)
      Accounts payable and other accrued expenses                (1,910,202)      (2,334,584)
      Accrued payroll, accrued and withheld payroll
       taxes                                                      2,234,091        1,327,594
      Accrued insurance claims                                      276,244          299,905
      Income taxes payable                                                           159,445
      Prepaid expenses and other assets                            (333,168)       1,199,431
                                                                 -----------      -----------
          Net cash provided by operating activities               1,823,064          233,196
                                                                 -----------      -----------
Cash flows from investing activities:
  Additions to property and equipment                              (596,237)        (948,992)
  Cash provided by release of Certificates of
              Deposits pledged for loan guarantees                                 1,500,000
                                                                 -----------      -----------
          Net cash provided by (used in) investing activities      (596,237)         551,008
                                                                 -----------      -----------
Cash flows from financing activities:
  Purchase of treasury stock                                       (240,700)
  Proceeds from the exercise of stock options                         4,425          160,336
                                                                 -----------      -----------

          Net cash provided by (used in ) financing activities     (236,275)         160,336
                                                                 -----------      -----------

Net increase  in cash and cash equivalents                          990,552          944,540

Cash and cash equivalents at beginning of the year               16,335,886       11,230,118
                                                                 -----------      -----------

Cash and cash equivalents at end of the year                    $17,326,438      $12,174,658
                                                                 ===========      ===========
       See accompanying notes.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 -  Basis of Reporting

         The accompanying financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. The balance sheet shown in this report as of March 31, 1996 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 1995. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. However, in the opinion of the Company, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 -   Other Contingencies

         The Company has a $13,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements or for other purposes. This line expires on June 30, 1996. Amounts drawn under the line are payable upon demand. At both March 31, 1996 and December 31, 1995, there were no borrowings under the line. However, the amount available under the line was reduced by approximately $8,000,000 at March 31, 1996 and $8,200,000 at December 31, 1995 as a result of outstanding irrevocable standby letters of credit, which primarily relate to contingent payment obligations under the Company's insurance program.


Note 3  -  Provision for Estimated Cost Related to SEC Inquiry and Other Matters

         The Securities and Exchange Commission (SEC) has been conducting a non-public investigation since 1990 with respect to certain matters, including the Company's financial statements, financial condition and results of operations. The Company has cooperated fully with such inquiry on a voluntary basis. On March 21, 1996 the Staff of the SEC informed the Company that the SEC had accepted a settlement which had been offered by the Company and recommended by the Staff pertaining to certain allegations of violations of the Federal securities laws by the Company and certain of its officers with respect to periods ended on or before March 31, 1992. The settlement is subject to mutual agreement on the final form of the Complaint and Consent to be filed in the United States District Court. Under the settlement, upon filing of the

Complaint and the entry of a final judgment upon Consent, and without admitting or denying any of the allegations of the Complaint, the Company , two officers and a former officer, will be permanently enjoined from violating certain provisions of the Federal securities laws, and the Company and these individuals will be required to pay civil penalties aggregating approximately $825,000. The estimated monetary impact of this settlement plus related legal costs have been reflected in the accompanying financial statements.

         In addition, the United States Attorney for the Eastern District of Pennsylvania is investigating matters relating to certain payments (approximately $84,000 in 1988, $54,000 in 1989, $110,000 in 1990, $125,000 in
1991 and $34,000 in 1992) made by the Company between June 1988 and January
1992 to certain vendors that were not in accordance with Company policy. This matter was previously investigated and reported upon by the Company in its Form 10-K for the year ended December 31, 1991. Information regarding this matter was voluntarily furnished to the U.S. Attorney's office in New Jersey in May and November 1992 and such payments were recovered by the Company in November 1992. The Company is cooperating with the United States Attorney's office to attempt to resolve any issues or claims arising out of these payments.

         During 1995, the Company anticipated that it would incur a significant amount of legal and related costs in connection with these matters. The Company incurred approximately $950,000 of costs in 1995 and estimated that the additional costs which may be incurred in connection with these matters will be in a range of approximately $2,150,000 to $3,500,000 and accordingly accrued as of December 31, 1995 the estimated low range of this liability. The result of this $3,100,000 provision was to reduce 1995 net income by approximately $2,321,000 or $.28 per common share.

PART I.
ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto.

RESULTS OF OPERATIONS

         Revenues for the first quarter of 1996 increased by 8.3% over revenues in the corresponding 1995 quarter. The following factors contributed to the increase in first quarter revenues: service agreements with new clients in existing geographic areas increased 18.7%; providing new services to existing clients increased revenues 1.9% ; and cancellations and other minor changes decreased revenues 12.3 %.

         Cost of services provided as a percentage of revenues increased to 85.2% for the first quarter of 1996 from 84.6% in the corresponding 1995 quarter. The primary factors affecting the .6% variation in cost of services provided as a percentage of revenue include the following: an increase of .8% in the allowance for doubtful accounts and other reserves; and an increase of .8% in the cost of laundry and housekeeping supplies; and offsetting these increases was a decrease in costs associated with service agreements cancelled 1.4% ( see
Note 1- Intangible Assets in Notes to Financial Statements at December 31,
1995); and a decrease of .4% in workers' compensation, general liability and other insurance costs.

         Selling, general and administrative expenses as a percentage of revenue decreased to 7.6% for the first quarter of 1996 as compared to 8.0% in the corresponding 1995 three month period due to the Company's ability to control other selling, general and administrative expenses while comparing them to a greater revenue base.

         The Company presently anticipates that it will incur a significant amount of additional legal and related costs in connection with the pending governmental investigations and accordingly has established a provision for this purpose (see Note 3 - Provision for Estimated Cost Related to SEC Inquiry and Other Matters ).


Liquidity and Capital Resources

         At March 31, 1996 the Company had working capital of $53,071,494 which represents a 4% increase over December 31, 1995 working capital of $51,067,973. Working capital continues to grow primarily as a result of higher accounts receivable attributable to the Company's 8.3% increase in revenues.

         The Company's current ratio at March 31, 1996 remains at 6.3 to 1 as it was at December 31, 1995.

         The net cash provided by the Company's operating activities was $1,823,064 for the three month period ended March 31, 1996. The components of working capital that required the largest amount of cash were: a $2,996,806 increase in accounts receivable and a $1,910,202 decrease in accounts payable and other accrued expenses. The increase in accounts receivable resulted primarily from the continued growth in the Company's revenues which increased by 8.3% in the three month period ended March 31, 1996. The increased use of cash associated with accounts payable and other accrued expenses resulted primarily from the timing of payments to vendors.

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

         The Company has a $13,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements or for other purposes. This line expires on June 30, 1996. Amounts drawn under the line are payable on demand. At March 31, 1996 there were no borrowings under the line. However, at such date, the amount available under the line was reduced by approximately $8,000,000 as a result of outstanding irrevocable standby letters of credit, which primarily relate to contingent payment obligations under the Company's insurance program.

         At March 31, 1996, the Company had $17,326,438 of cash and cash equivalents, which it views as its principal measure of liquidity.

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

                                        HEALTHCARE SERVICES GROUP, INC.
                                        -------------------------------


May 14, 1996                            /s/ Daniel P. McCartney
- ------------------------------          ---------------------------------------
Date                                    DANIEL P. McCARTNEY, Director and
                                        Chief Executive Officer



May 14, 1996                            /s/ Thomas A. Cook
- ------------------------------          ---------------------------------------
Date                                    THOMAS A. COOK, Director, President,
                                        and Chief Operating Officer



May 14, 1996                            /s/ James L. DiStefano
- ------------------------------          ---------------------------------------
Date                                    JAMES L. DiSTEFANO, Chief Financial
                                        Officer and Treasurer



May 14, 1996                            /s/ Richard W. Hudson
- ------------------------------          ---------------------------------------
Date                                    RICHARD W. HUDSON, Vice President-
                                        Finance, Secretary and Chief Accounting
                                        Officer