Form 10-Q
period 1996-06-30
HEALTHCARE SERVICES GROUP INC
filed 1996-08-06
CIK 731012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended June 30, 1996 Commission File Number 0-12015

                         HEALTHCARE SERVICES GROUP, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                   23-2018365
- -------------------------------                 -----------------------------
(State or other jurisdiction of                 (IRS Employer Identification
incorporation or organization)                            number)

           2643 Huntingdon Pike, Huntingdon Valley, Pennsylvania 19006
           -----------------------------------------------------------
               (Address of principal executive office) (Zip code)

Registrant's telephone number, including area code:        215-938-1661
                                                          --------------

                Indicate mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days.

                             YES  X           NO
                                -----           -----

Number of shares of common stock, issued and outstanding as of August 5 , 1996 is 8,078,563 shares

                                Total of 14 Pages

                                      INDEX
                                      -----


PART I.             FINANCIAL INFORMATION                              PAGE NO.
- -------             ---------------------                              --------

                    Balance Sheets as of June 30, 1996 and
                      December 31, 1995                                   2

                    Statements of Income for the Three Months
                       ended June 30, 1996 and 1995                       3

                    Statements of Income for the Six Months
                       ended June 30, 1996 and 1995                       4

                    Statements of Cash Flows for the Six Months
                       ended June 30, 1996 and 1995                       5

                    Notes to Financial Statements                     6  to 7

                    Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                     8  to 10



PART II.            OTHER INFORMATION                                 11 to 12
                    -----------------
SIGNATURES                                                               13

     HEALTHCARE SERVICES GROUP, INC.
                        Balance Sheets

                                                              June,        December 31,
                                                               1996            1995
                                                           (Unaudited)       (Audited)
                                                          --------------   -------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                            $   17,082,312   $  16,335,886
    Accounts and notes  receivable, less allowance
      for doubtful accounts of $4,501,000
      in 1996 and $4,468,000 in 1995                         36,916,106      32,463,288
    Prepaid income taxes                                                      1,466,184
    Inventories and supplies                                  7,068,967       7,200,033
    Deferred income taxes                                       943,219       1,104,350
    Prepaid expenses and other                                2,383,195       2,090,409
                                                         --------------   -------------
         Total current assets                                64,393,799      60,660,150

PROPERTY AND EQUIPMENT:
    Laundry and linen equipment                              12,498,389      12,135,849
    Housekeeping equipment and office
      furniture                                               7,048,435       6,216,950
    Autos and trucks                                            178,090         178,006
                                                         --------------   -------------
                                                             19,724,914      18,530,805
    Less accumulated depreciation                            13,376,127      12,347,675
                                                         --------------   -------------
                                                              6,348,787       6,183,130

COST IN EXCESS OF FAIR VALUE OF NET
  ASSETS ACQUIRED less accumulated
   amortization of  $1,151,225  in 1996  and
  $1,117,413  in  1995                                        2,204,252       2,258,064
DEFERRED INCOME TAXES                                         1,736,423       1,449,236
OTHER NONCURRENT ASSETS                                       8,649,074       9,739,191
                                                         --------------   -------------
                                                         $   83,332,335   $  80,289,771
                                                         ==============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                     $    2,624,691   $   3,480,499
    Accrued payroll, accrued and withheld payroll taxes       2,344,557       2,312,907
    Other accrued expenses                                    2,333,483       2,843,890
    Income taxes payable                                        942,013
    Accrued insurance claims                                    736,033         954,881
                                                         --------------   -------------
         Total current liabilities                            8,980,777       9,592,177

ACCRUED INSURANCE CLAIMS                                      2,768,885       2,228,054
COMMITMENTS AND CONTINGENCIES  (Notes   2 and 3)


STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value: 15,000,000
      shares authorized, 8,078,563 shares
      issued in 1996 and 8,143,063 in 1995                       80,786          81,431
    Additional paid in capital                               34,499,563      35,023,468
    Retained earnings                                        37,002,324      33,364,641
                                                         --------------   -------------
         Total stockholders' equity                          71,582,673      68,469,540
                                                         --------------   -------------
                                                         $   83,332,335   $  80,289,771
                                                         ==============   =============

            See accompanying notes.

HEALTHCARE SERVICES GROUP, INC.
            Statements of Income
           (Unaudited)

                                                        For the Three Months Ended          For the Six Months Ended
                                                                 June 30,                          June 30,
                                                       --------------------------------------------------------------
                                                           1996           1995               1996           1995
                                                       -------------  -------------      -------------  -------------
Revenues                                               $ 40,836,772    $36,624,908      $  80,247,424  $  73,010,685
Operating costs and expenses:
  Cost of services provided                              34,564,205     30,851,285         68,134,897     61,617,275
  Selling, general and administrative                     3,327,828      3,326,305          6,341,176      6,254,069
  Recovery of contingent losses on promissory
       notes sold                                                          (50,000)                         (200,000)
Other income (expense):
  Provision for estimated cost related to SEC
      Inquiry and other matters (Note 3)                                (2,400,000)                       (2,400,000)
  Interest income                                           205,168        233,634            396,332        433,791
                                                       ------------  -------------      -------------  -------------
Income before income taxes                                3,149,907        330,952          6,167,683      3,373,132

Income taxes                                              1,293,000        314,000          2,530,000      1,547,000
                                                       ------------  -------------      -------------  -------------

Net income                                             $  1,856,907  $      16,952      $   3,637,683  $   1,826,132
                                                       ============  =============      =============  =============

Earnings per common share                              $       0.23  $        0.00      $        0.45  $        0.22
                                                       ============  =============      =============  =============
Weighted average number of common
  shares outstanding                                      8,118,793      8,212,021          8,141,777      8,261,678
                                                       ============  =============      =============  =============


See accompanying notes.

HEALTHCARE SERVICES GROUP, INC.
Statements of Cash Flows
(Unaudited)

                                                                            For the Six Months Ended
                                                                                     June 30,
                                                                         -----------------------------
                                                                             1996              1995
                                                                         -----------       -----------
Cash flows from operating activities:
  Net Income                                                             $ 3,637,683       $ 1,826,132
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                                        1,082,264         1,333,090
      Bad debt provision                                                   1,275,000           250,514
     Recovery of contingent  losses on
         promissory notes sold                                                                (200,000)
      Deferred income taxes (benefits)                                      (126,166)          150,964
      Tax benefit of stock option transactions                                                  59,000
   Changes in operating assets and liabilities:
      Accounts receivable                                                 (5,727,818)         (588,391)
      Prepaid income taxes                                                 1,466,294
      Inventories and supplies                                               131,066          (664,570)
      Changes to long term trade notes
       receivable                                                            942,140         1,200,765
      Accounts payable and other accrued expenses                         (1,366,216)       (1,956,839)
      Accrued payroll, accrued and withheld payroll
       taxes                                                                  31,650          (492,438)
      Accrued insurance claims                                               321,982            46,580
      Income taxes payable                                                   942,013           (37,891)
      Prepaid expenses and other assets                                     (144,807)        1,638,184
                                                                         -----------       -----------
          Net cash provided by operating activities                        2,465,085         2,565,100
                                                                         -----------       -----------
Cash flows from investing activities:
  Additions to property and equipment                                     (1,194,109)       (1,518,332)
  Cash provided by release of certificates of
              deposit pledged for loan guarantees                                            1,500,000
                                                                         -----------       -----------
          Net cash used in investing activities                           (1,194,109)          (18,332)
                                                                         -----------       -----------
Cash flows from financing activities:
  Purchase of treasury stock                                                (528,975)
  Proceeds from the exercise of stock options                                  4,425           224,537
                                                                         -----------       -----------

          Net cash provided by (used in ) financing activities              (524,550)          224,537
                                                                         -----------       -----------

Net increase  in cash and cash equivalents                                   746,426         2,771,305

Cash and cash equivalents at beginning of the year                        16,335,886        11,230,118
                                                                         -----------       -----------

Cash and cash equivalents at end of the year                             $17,082,312       $14,001,423
                                                                         ===========       ===========

                             See accompanying notes.

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (Unaudited)


Note 1 -  Basis of Reporting

         The accompanying financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. The balance sheet shown in this report as of June 30, 1996 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 1995. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. However, in the opinion of the Company, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 -   Other Contingencies

         The Company has a $13,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements or for other purposes. This line expires on June 30, 1997. Amounts drawn under the line are payable upon demand. At both June 30, 1996 and December 31, 1995, there were no borrowings under the line. However, the amount available under the line was reduced by approximately $8,000,000 at June 30, 1996 and $8,200,000 at December 31, 1995 as a result of outstanding irrevocable standby letters of credit, which relate primarily to contingent payment obligations under the Company's insurance program.


Note 3  -  Provision for Estimated Cost Related to SEC Inquiry and Other Matters

         The Securities and Exchange Commission (SEC) conducted a non-public investigation since 1990 with respect to certain matters, including the Company's financial statements, financial condition and results of operations. The Company cooperated fully with such inquiry on a voluntary basis. On March 21, 1996 the Staff of the SEC informed the Company that the SEC had accepted a settlement which had been offered by the Company and recommended by the Staff pertaining to certain allegations of violations of the Federal securities laws by the Company and certain of its officers with respect to periods ended on or before March 31, 1992. The settlement is subject to mutual agreement on the final form of the Complaint and Consent to be filed in the United States

District Court. Under the settlement, upon filing of the Complaint and the entry of a final judgment upon Consent, and without admitting or denying any of the allegations of the Complaint, the Company , two officers and a former officer, will be permanently enjoined from violating certain provisions of the Federal securities laws, and the Company and these individuals will be required to pay civil penalties aggregating approximately $850,000. The estimated monetary impact of this settlement plus related legal costs have been reflected in the accompanying financial statements.

         In addition, on or about May 24, 1996 the United States Attorney for the Eastern District of Pennsylvania filed a civil action against the Company and the aforementioned officers relating to certain payments ( approximately $84,000 in 1988, $54,000 in 1989, $110,000 in 1990, $125,000 in 1991 and $34,000
in 1992 ) made by the Company to certain entities that were not in accordance with Company policy or for a valid business purpose. This matter was previously investigated and reported upon by the Company in its Form 10-K for the year ended December 31, 1991. Information regarding this matter was voluntarily furnished to the U.S. Attorney's office in New Jersey in May and November 1992 and such payments were recovered by the Company in November 1992.

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

RESULTS OF OPERATIONS

         Revenues for the second quarter of 1996 increased by 11.5% over revenues in the corresponding 1995 quarter. Revenues for the six months ended June 30, 1996 increased by 9.9% over the same 1995 period. The following factors contributed to the increase in revenues: service agreements with new clients in existing geographic areas increased 20.7 % for the second quarter and 19.7% for the six month period; providing new services to existing clients increased revenues 2.4% for the second quarter and 2.1% for the six month period; and cancellations and other minor changes decreased revenues 11.6% for the second quarter and 11.9% for the six month period.

         Cost of services provided as a percentage of revenues increased slightly to 84.6% for the second quarter of 1996 from 84.2% in the corresponding 1995 quarter. In addition, cost of services provided as a percentage of revenue increased slightly to 84.9% for the six month period ending June 30, 1996 from 84.4% in the same 1995 period. The primary factors affecting the variations in the 1996 second quarter and six month periods' cost of services provided as a percentage of revenue and their effects on the respective .4% and .5% increases are as follows: in the second quarter an increase of 1.4% in workers' compensation, general liability and other insurance costs; an increase of 1.0% in the allowance for doubtful accounts and other reserves; and an increase of
 .6% in the cost of laundry and housekeeping supplies; and offsetting these increases was a decrease in costs associated with service agreements canceled
 .6% ( see Note 1- Intangible Assets in Notes to Financial Statements at December 31, 1995) and a .5% decrease in depreciation expense; in the six month period an increase of .9% in the allowance for doubtful accounts and other reserves and an increase of .7% in the cost of laundry and housekeeping supplies; and offsetting these increases was a decrease in costs associated with service agreements canceled of 1.0% and a .3% decrease in depreciation expense.

         Selling, general and administrative expenses as a percentage of revenue decreased to 8.1% for the second quarter of 1996 as compared to 9.1% in the corresponding 1995 three month period. The six month period ending June 30, 1996 also recognized a decrease in SG &A expenses to 7.9% as a percentage of revenue as compared to 8.6% in the corresponding 1995 period. The three and six month decreases are primarily attributable to the Company's ability to control certain selling, general and administrative expenses while comparing them to a greater revenue base.

         The Company presently anticipates that it will incur a significant amount of additional legal and related costs in connection with the pending governmental civil lawsuit and related investigations and pending settlement with the Securities and Exchange Commission and accordingly has established a provision for this purpose ( see Note 3 - Provision for Estimated Cost Related to SEC Inquiry and Other Matters ).


Liquidity and Capital Resources

         At June 30, 1996 the Company had working capital of $55,413,022 which represents a 9% increase over December 31, 1995 working capital of $51,067,973. Working capital continues to grow primarily as a result of higher accounts receivable attributable to the Company's 9.9% increase in revenues for the six months ending June 30, 1996.

         The Company's current ratio at June 30, 1996 increased to 7.2 to 1 compared to 6.3 to 1 at December 31, 1995.

         The net cash provided by the Company's operating activities was $2,465,085 for the six month period ended June 30, 1996. The components of working capital that required the largest amount of cash were: a $5,727,818 increase in accounts receivable and a $1,366,216 decrease in accounts payable and other accrued expenses. The increase in accounts receivable resulted primarily from the growth in the Company's revenues. The increased use of cash associated with accounts payable and other accrued expenses resulted primarily from the timing of payments to vendors.

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

         The Company has a $13,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements or for other purposes. This line expires on June 30, 1997. Amounts drawn under the line are payable on demand. At June 30, 1996 there were no borrowings under the line. However, at such date, the amount available under the line was reduced by approximately $8,000,000 as a result of outstanding irrevocable standby letters of credit, which primarily relate to contingent payment obligations under the Company's insurance program.

         At June 30, 1996, the Company had $17,082,.312 of cash and cash equivalents, which it views as its principal measure of liquidity.

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


Forward Looking Statement

         Certain matters discussed in this report may include forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risk and uncertainties include, but are not limited to, risks arising from the Company providing its services exclusively to the healthcare industry, as well as the credit and collection risks associated with this industry.

PART II.  Other Information
          -----------------

Item 1.       Legal Proceedings.

              On or about May 24, 1996 the United States Attorney for the Eastern District of Pennsylvania filed a civil action entitled United States of America v. Healthcare Services Group, Inc. et. Al. (96-CV-3940) in the United States District Court for the Eastern District of Pennsylvania. The action seeks civil penalties (including treble and other damages) under several U.S. statutes, including 41 U.S.C. Section 52 et seq., 18 U.S.C. Sections 1956 and 1957, against the Company and two of its officers (as well as other named defendants) with respect to certain payments (approximately $84,000 in 1988, $54,000 in 1989, $110,000 in 1990,
              $127,000 in 1991 and $34,000 in 1992) made by the Company to certain entities that were not in accordance with Company policy or for a valid business purpose. Information regarding this matter was voluntarily furnished to the U.S. Attorney's office in New Jersey in May and November 1992 and such payments were recovered by the Company in 1992. Reference is made to Note 3 of the Notes to Financial Statements.

Item 2.       Changes in Securities.                              None.

Item 3.       Defaults under Senior Securities.                   None.

Item 4.       Submission of Matters to a Vote of Security
                 Holders.

   (c) The Company's Annual Meeting of Shareholders was held on June 4, 1996 for the purpose of electing a board of directors, approving the appointment of auditors and voting on the proposals described below.

        (1)   All of management's nominees for directors were elected as follows:
                    Shares Voted              Withheld
                      "FOR"

                    7,503,075                 85,304

        (2) Proposal to engage Grant Thornton LLP as the independent public accountants of the Company for its current fiscal year ending December 31, 1996 was approved as follows:

                Shares Voted              Shares Voted              Shares
                   "FOR"                   "AGAINST"             "ABSTAINING"

                 7,537,410                  44,914                  6,058

        (3) The proposal to approve certain amendments to the Company's 1995 Incentive and Non-Qualified Stock Option Plan for key employees was approved by the following vote:
                 Shares Voted       Shares Voted         Shares      Broker
                    "FOR"            "AGAINST"        "ABSTAINING"   Non-
                                                                     Votes
                 7,368,912           104,179            12,843      102,448

        (4)   The proposal to approve and adopt the Company's 1996 Non-Employee
              Directors Stock Option Plan was approved by the following vote:
                 Shares Voted       Shares Voted         Shares      Broker
                    "FOR"            "AGAINST"        "ABSTAINING"   Non-
                                                                     Votes
                 6,342,248         1,131,518            12,168      102,448



Item 5.      Other Information.

               a)    None.

Item 6.      Exhibits and Reports on Form 8-K.

               a)    Exhibits - None.

               b)    Reports on Form 8-K:

                    (1) 8-K Report filed on or about May 29, 1996 relating to
                        announcement by U.S. Attorney for Eastern District of Pennsylvania of filing of civil complaint against the Company and certain officers.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HEALTHCARE SERVICES GROUP, INC.
                                        -------------------------------


August 6, 1996                          /s/ Daniel P. McCartney
- -------------------------               ------------------------------------
Date                                    DANIEL P. McCARTNEY, Chief
                                         Executive Officer



August 6, 1996                          /s/ Thomas A. Cook
- -------------------------               -------------------------------------
Date                                    THOMAS A. COOK,  President and
                                         Chief Operating Officer



August 6, 1996                          /s/ James L. DiStefano
- -------------------------               --------------------------------------
Date                                    JAMES L. DiSTEFANO, Chief Financial
                                         Officer and Treasurer



August 6, 1996                           /s/ Richard W. Hudson
- -------------------------                -------------------------------------
Date                                     RICHARD W. HUDSON, Vice President-
                                         Finance, Secretary and Chief Accounting
                                         Officer