Form 10-Q
period 1996-09-30
HEALTHCARE SERVICES GROUP INC
filed 1996-11-18
CIK 731012

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1996            Commission File Number  0-12015

                         HEALTHCARE SERVICES GROUP, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


             Pennsylvania                             23-2018365
-------------------------------------         --------------------------------
(State or other jurisdiction of                  (IRS Employer Identification
incorporation or organization)                   number)



           2643 Huntingdon Pike, Huntingdon Valley, Pennsylvania 19006
--------------------------------------------------------------------------------
               (Address of principal executive office) (Zip code)

Registrant's telephone number, including area code:     215-938-1661
                                                        ------------

                    Indicate mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities
                    Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days.

                        YES        /X /             NO    /  /


         Number of shares of common stock, issued and outstanding as of November 14, 1996 is 8,089,363 shares.

                                Total of 14 Pages

                                      INDEX


PART I.       FINANCIAL INFORMATION                                PAGE NO.

              Balance Sheets as of September 30, 1996
              and December 31, 1995                                    2

              Statements of Income for the Three Months
              ended September 30, 1996 and 1995                        3

              Statements of Income for the Nine Months
              ended September 30, 1996 and 1995                        4

              Statements of Cash Flows for the Nine Months
              ended September 30, 1996 and 1995                        5

              Notes to Financial Statements                            6 to 7

              Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                               8 to 10

PART II.      OTHER INFORMATION                                       11 to 12


SIGNATURES                                                            13
                                       -1-

HEALTHCARE SERVICES GROUP, INC
                  Balance Sheets

                                                                   September 30,           December 31,
                                                                       1996                    1995
                                                                    (Unaudited)              (Audited)
                                                                  ---------------      ------------------
ASSETS
CURRENT ASSETS:
         Cash and cash equivalents                                   21,750,048              16,335,886
         Accounts and notes receivable, less
                  allowance for doubtful
                  accounts of $4,162,000 in
                  1996 and $4,468,000 in
                  1995                                               34,028,298              32,463,288
         Prepaid income taxes                                                                 1,466,184
         Inventories and supplies                                     7,345,356               7,200,033
         Deferred income taxes                                          862,096               1,104,350
         Prepaid expenses and other                                   2,311,089               2,090,409
                                                                    -----------             -----------
                  Total current assets                               66,296,887              60,660,150

PROPERTY AND EQUIPMENT:
         Laundry and linen equipment                                 11,131,944              12,135,849
         Housekeeping equipment and office
                  furniture                                           7,276,483               6,216,950
         Autos and trucks                                               178,006                 178,006
                                                                    -----------             -----------
                                                                     18,586,433              18,530,805
         Less accumulated depreciation                               12,338,996              12,347,675
                                                                    -----------             -----------
                                                                      6,247,437               6,183,130

         COST IN EXCESS OF FAIR VALUE OF
         NET ASSETS ACQUIRED less
         accumulated amortization of
         $1,178,131 in 1996 and $1,117,413
         in 1995                                                      2,177,346               2,258,064
DEFERRED INCOME TAXES                                                 1,786,468               1,449,236
OTHER NONCURRENT ASSETS                                              11,074,505               9,739,191
                                                                    -----------             -----------
                                                                    $87,582,643             $80,289,771
                                                                    ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable                                            $3,027,380              $3,480,499
         Accrued payroll, accrued and
                  withheld payroll taxes                              4,699,746               2,312,907
         Other accrued expenses                                       1,887,859               2,843,890
         Income taxes payable                                           454,173
         Accrued insurance claims                                       875,224                 954,881
                                                                    -----------             -----------
                  Total current liabilities                          10,944,382               9,592,177

ACCRUED INSURANCE CLAIMS                                              3,292,511               2,228,054
COMMITMENTS AND
CONTINGENCIES (Notes 2 and 3)

STOCKHOLDERS' EQUITY:
         Common stock, $.01 par value;
                  15,000,000 shares
                  authorized, 8,089,063 shares
                  issued in 1996 and
                  8,143,063 in 1995                                      80,891                  81,431
         Additional paid in capital                                  34,586,758              35,023,468
         Retained earnings                                           38,678,101              33,364,641
                                                                    -----------             -----------
                  Total stockholders' equity                         73,345,750              68,469,540
                                                                    -----------             -----------
                                                                    $87,582,643             $80,289,771
                                                                    ===========             ===========

See accompanying notes.

HEALTHCARE SERVICES GROUP, INC.
         Statements of Income
                  (Unaudited)

                                                                                       For Three Months Ended
                                                                                            September 30,
                                                                                  ---------------------------------

                                                                                        1996                  1995
                                                                                        ----                  ----

Revenues                                                                            $41,342,483            $38,208,527
Operating costs and expenses:
   Cost of services provided                                                         35,631,791             32,800,523
   Selling, general and administrative                                                3,137,780              3,103,320
   Recovery of contingent losses on promissory notes sold                                                    (100,000)
Other income:
   Interest income                                                                      265,865                187,311
                                                                                    -----------            -----------
Income before income taxes                                                            2,838,777              2,591,995

Income taxes                                                                          1,163,000              1,063,000
                                                                                    -----------            -----------

Net Income                                                                          $ 1,675,777            $ 1,528,995
                                                                                    ===========            ===========

Earnings per common share                                                           $      0.21            $      0.19
                                                                                    ---==========          -==========

Weighted average number of common shares
   outstanding                                                                        8,108,189              8,215,348
                                                                                    ===========            ===========

See accompanying notes.

HEALTHCARE SERVICES GROUP, INC.
         Statements of Income
                  (Unaudited)

                                                                                        For Nine Months Ended
                                                                                            September 30,
                                                                                  ---------------------------------

                                                                                        1996                  1995
                                                                                        ----                  ----

Revenues                                                                            121,589,907            111,219,213
Operating costs and expenses:
   Cost of services provided                                                        103,766,687             94,417,799
   Selling, general and administrative                                                9,478,957              9,357,390
   Recovery of contingent losses on promissory notes sold                                                    (300,000)
Other income (expense):
  Provision for estimated cost related to SEC                                                              (2,400,000)
   Inquiry and Other Matters (Note 3)
   Interest income                                                                      662,197                621,103
                                                                                    -----------            -----------
Income before income taxes                                                            9,006,460              5,965,127

Income taxes                                                                          3,693,000              2,610,000
                                                                                    -----------             ----------

Net Income                                                                          $ 5,313,460             $3,355,127
                                                                                    ===========             ==========

Earnings per common share                                                           $      0.65             $     0.41
                                                                                    ---==========           ==========

Weighted average number of common shares
   outstanding                                                                        8,130,861              8,243,414
                                                                                    ===========             ==========



See accompanying notes.

HEALTHCARE SERVICES GROUP, INC.
   Statements of Cash Flow
      (Unaudited)

                                                                                        For the Nine Months Ended
                                                                                              September 30,
                                                                                --------------------------------------

                                                                                        1996                  1995
                                                                                        ----                  ----

Cash flows from operating activities:
   Net Income                                                                       $ 5,313,460            $ 3,355,127
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Depreciation and amortization                                                      1,598,856              1,936,984
   Bad debt provision                                                                 1,725,000                398,303
   Recovery of contingent losses on promissory notes sold                                                    (300,000)
   Deferred income taxes (benefits)                                                    (94,978)                726,365
   Tax benefit of stock option transactions                                                                     62,000
Changes in operating assets and liabilities:
   Accounts receivable                                                              (3,290,009)            (1,749,197)
   Prepaid income taxes                                                               1,466,184            (1,109,665)
   Inventories and supplies                                                           (145,323)              (767,822)
   Changes to long term trade notes receivable                                      (1,090,186)            (1,680,609)
   Accounts payable and other accrued expenses                                      (1,409,151)            (1,055,771)
   Accrued payroll, accrued and withheld payroll taxes                                2,386,839              1,769,200
   Accrued insurance claims                                                             984,799              (532,069)
   Reserve for estimated cost related to SEC inquiry and
      other matters (Note 3)                                                                                 1,542,673
   Income taxes payable                                                                 454,174              (727,741)
   Prepaid expenses and other assets                                                  (465,808)              1,680,814
                                                                                    -----------            -----------
      Net cash provided by operating activities                                      7,433,857)              3,549,192
                                                                                    -----------            -----------
Cash flows from investing activities:
   Disposals of fixed assets                                                            294,620
   Additions to property and equipment                                              (1,877,065)             (2,061,350)
   Cash provided by release of certificates of deposit
      pledged for loan guarantees                                                                            1,500,000
                                                                                    -----------            -----------
      Net cash used in investing activities                                         (1,582,445)              (561,350)
                                                                                    -----------            -----------

Cash flows from financing activities:
   Purchase of treasury stock                                                         (528,975)               (51,875)
   Proceeds from the exercise of stock options                                           91,725                434,159
                                                                                    -----------            -----------

      Net cash provided by (used in) financing activities                             (437,250)                382,284
                                                                                    -----------            -----------
Net increase in cash and cash equivalents                                             5,414,162              3,370,126
Cash and cash equivalents at beginning of the year                                   16,335,886             11,230,118
Cash and cash equivalents at end of the year                                        $21,750,048            $14,600,244


See accompanying notes.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 -  Basis of Reporting

         The accompanying financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. The balance sheet shown in this report as of September 30, 1996 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 1995. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. However, in the opinion of the Company, all adjustments considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 -   Other Contingencies

   The Company has a $13,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements or for other purposes. This line expires on June 30, 1997. Amounts drawn under the line are payable upon demand. At both September 30, 1996 and December 31, 1995, there were no borrowings under the line. However, the amount available under the line was reduced by approximately $8,000,000 at September 30, 1996 and $8,200,000 at December 31, 1995 as a result of outstanding irrevocable standby letters of credit, which relate primarily to contingent payment obligations under the Company's insurance program.


Note 3  -  Provision for Estimated Cost Related to SEC Inquiry and Other Matters

   The Securities and Exchange Commission (SEC) conducted a non-public investigation since 1990 with respect to certain matters, including the Company's financial statements, financial condition and results of operations. On March 21, 1996 the Staff of the SEC informed the Company that the SEC had accepted a settlement which had been offered by the Company and recommended by the Staff pertaining to certain allegations of violations of the Federal Securities laws by the Company and certain of its officers with respect to periods ended on or before March 31, 1992. The settlement was concluded on October 16, 1996 when a final judgment, upon consent, was entered in the United States District Court for the Eastern District of Pennsylvania (96 Civ.6464) based on a complaint filed by the Securities and Exchange Commission against the Company, two of its executive officers and one former officer, without admission or denial of the allegations of the complaint by any parties. The action had alleged violations of certain Federal Securities laws, including anti-fraud, reporting, internal controls and books and records provisions thereof by the Company and such officers. The claims included alleged violations of Section 10b of the Exchange Act, Rule 10b-5 thereunder, Section 13a of the Exchange Act and Rules 13a-a, 13a-13 and 12b-20. The Company and such officers are permanently enjoined from violating certain provisions of the Federal Securities laws, and the Company and these individuals were required to pay civil penalties aggregating approximately $850,000. The Company has agreed to indemnify the current officers with respect to their payment obligations. The estimated monetary impact of this settlement plus related legal costs have been reflected in the accompanying financial statements.

   In addition, on or about May 24, 1996 the United States Attorney for the Eastern District of Pennsylvania filed a civil action against the Company. The litigation is primarily a result of and arises from (1) payments made by the Company for supplies which were allegedly furnished to clients of the Company and the actions of the Company after the payments were made and (2) payments made to certain clients of the Company in connection with the purchase of laundry installations from those clients. See Part II - Item 1.(b) Legal Proceedings, for additional information.

   During 1995, the Company anticipated that it would incur a significant amount of legal and related costs in connection with these matters. The Company incurred approximately $950,000 of costs in 1995 and estimated that the additional costs which may be incurred in connection with these matters would be in a range of approximately $2,150,000 to $3,500,000 and accordingly accrued as of December 31, 1995 the estimated low range of this liability. The result of this $3,100,000 provision was to reduce 1995 net income by approximately $2,321,000 or $.28 per common share. Costs incurred through September 30, 1996 aggregated approximately $2,400,000, including the civil penalties of $850,000 which was concluded on October 16, 1996. Due to the uncertainty as to the costs remaining to be incurred relating to the matters described above, the Company may incur additional legal and related costs in excess of the remaining amounts recorded ($700,000 at September 30, 1996) in the accompanying financial statements. The ultimate outcome of these matters is uncertain and the amount of any additional liability which might finally exist cannot reasonably be estimated at this time.

PART I.

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the financial statements and notes thereto.

RESULTS OF OPERATIONS

   Revenues for the third quarter of 1996 increased by 8.2% over revenues in the corresponding 1995 quarter. Revenues for the nine months ended September 30, 1996 increased by 9.3% over the same 1995 period. The following factors contributed to the increase in revenues: service agreements with new clients in existing geographic areas increased revenues by 18.6% for the third quarter and 19.4% for the nine month period; providing new services to existing clients increased revenues 1.6% for the third quarter and 1.9% for the nine month period; and cancellations and other minor changes decreased revenues 12 % in both the third quarter and nine month period.

   Cost of services provided as a percentage of revenues increased to 86.2% for the third quarter of 1996 from 85.9% in the corresponding 1995 quarter. In addition, cost of services provided as a percentage of revenue increased to 85.3% for the nine month period ending September 30, 1996 from 84.9% in the same 1995 period. The primary factors affecting the variations in the 1996 third quarter and nine month periods' cost of services provided as a percentage of revenue and their effects on the respective periods' .3% and .4% increases are as follows: in the third quarter, an increase of 1.4% in workers' compensation, general liability and other insurance costs; and offsetting this increase was an
 .8% decrease in costs associated with service agreements canceled ( see Note 1-Intangible Assets in Notes to Financial Statements at December 31, 1995); in the nine month period an increase of .8% in workers' compensation, general liability and other insurance costs: and a .6% increase in the allowance for doubtful accounts and other reserves; and offsetting these increases was a decrease in costs associated with service agreements canceled of .9%; and a .6% decrease in labor costs.

   Selling, general and administrative expenses as a percentage of revenue decreased to 7.6% in the third quarter of 1996 as compared to 8.1% in the corresponding 1995 three month period. The nine month period ending September 30, 1996 also recognized a decrease in SG &A expenses to 7.8% as a percentage of revenue as compared to 8.4% in the corresponding 1995 period. The three and nine month decreases are primarily attributable to the Company's ability to control certain selling, general and administrative expenses while also comparing them to a greater revenue base.

   The Company presently anticipates that it will incur a significant amount of additional legal and related costs in connection with the pending governmental civil lawsuit and related investigations and accordingly has established a provision for this purpose ( see Note 3 Provision for Estimated Cost Related to SEC Inquiry and Other Matters ).

Liquidity and Capital Resources

   At September 30, 1996 the Company had working capital of $55,352,505 which represents an 8% increase over December 31, 1995 working capital of $51,067,973. Working capital continues to grow primarily as a result of higher accounts receivable attributable to the Company's 9.3% increase in revenues for the nine months ending September 30, 1996.

   The Company's current ratio at September 30, 1996 decreased slightly to 6.1 to 1 compared to 6.3 to 1 at December 31, 1995.

   The net cash provided by the Company's operating activities was $7,433,857 for the nine month period ended September 30, 1996. The components of working capital that required the largest amount of cash were: a $3,290,009 increase in accounts receivable and a $1,409,151 decrease in accounts payable and other accrued expenses. The increase in accounts receivable resulted primarily from the growth in the Company's revenues. The increased use of cash associated with accounts payable and other accrued expenses resulted primarily from the timing of payments to vendors.

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

   In the event that a promissory note receivable is impaired, it is accounted for in accordance with FAS 114 and FAS 118; that is, they are valued at the present value of expected cash flows or the market value of related collateral. The Company evaluates it accounts receivable and notes receivable for impairment quarterly and on an individual client basis.

   Receivables considered impaired are generally attributable to clients that are either in bankruptcy, have been turned over to collection attorneys and or those of slow payers that are experiencing severe financial difficulties. At September 30, 1996 long term note receivables, aggregating approximately $300,000, from three clients were deemed to be impaired and at December 31, 1995 long term notes receivable included obligations representing a total of approximately $1,300,000 from two clients that met this category.

   Since 1986, the Company has followed an income recognition policy on all notes receivable that does not recognize interest income until cash payments are received. This policy was established for conservative reasons, recognizing the environment of the long-term care industry, and not because the notes are impaired. The differences between income recognition on a full accrual basis and cash basis, for notes that are not considered impaired, is not material . For impaired loans, interest income is recognized on a cost recovery basis only.

   The Company has a $13,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements or for other purposes. This line expires on June 30, 1997. Amounts drawn under the line are payable on demand. At September 30, 1996 there were no borrowings under the line. However, at such date, the amount available under the line was reduced by approximately $8,000,000 as a result of outstanding irrevocable standby letters of credit, which primarily relate to contingent payment obligations under the Company's insurance program.

   At September 30, 1996, the Company had $21,750,048 of cash and cash equivalents, which it views as its principal measure of liquidity.

   The level of capital expenditures by the Company is generally dependent on the number of new nursing home clients obtained. Such capital expenditures primarily consist of housekeeping equipment and laundry equipment installations. Although the Company has no specific material commitments for capital expenditures through the end of calendar year 1996, it anticipates that it will incur capital expenditures of approximately $700,000 during this period in connection with housekeeping equipment and laundry equipment installations in its clients' facilities, as well as hardware and software expenditures relating to the implementation of a new computerized financial reporting system. The Company believes that its cash from operations, existing balances and available credit line will be adequate for the foreseeable future to satisfy the needs of its operations and to fund its continued growth. However, if the need arose, the Company would seek to obtain capital from such sources as long-term debt or equity financing.

Forward Looking Statements/Risk Factors

   Certain matters discussed in this report may include forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties include, but are not limited to, risks arising from the Company providing its services exclusively to the healthcare industry, credit and collection risks associated with this industry and risks arising from pending civil and criminal investigations referred to in Note 3 of the Notes to Financial Statements, including the possibility of increased legal and other costs and other possible remedies which may be sought.

PART II.          Other Information

Item 1.   Legal Proceedings.

          (a) On or about October 16, 1996 the investigation by the Securities and Exchange Commission previously reported was concluded and settled. Accordingly on such date a final judgment, upon consent, was entered in the United States District Court for the Eastern District of Pennsylvania (96 Civ. 6464) based on a complaint filed by the Securities and Exchange Commission against the Registrant, two of its executive officers and one former officer, without admission or denial of the allegations of the complaint by any parties. The action had alleged violations of the certain Federal Securities laws, including anti-fraud, reporting, internal controls and books and records provisions thereof by the Registrant and such officers. The claims included alleged violations of Section 10b of the Exchange Act, Rule 10b-5 thereunder, Section 13a of the Exchange Act and Rules 13a-1, 13a-13 and 12b-20. The Company and such officers were permanently enjoined from violating certain provisions of the Federal securities laws and are required to pay civil penalties aggregating $850,000. Reference is made to Note 3 of the Notes to Financial Statements.

          (b) As previously reported on the Form 8-K dated May 24, 1996 and in the Form 10-Q for the quarter ended June 30, 1996, the Company, two of its current Officers and Directors and a former Officer are among the Defendants in a civil action pending in the United States District Court for the Eastern District of Pennsylvania. The action is captioned United States of America v. Healthcare Services Group, Inc., et al., No. 96-CV-3940.

               The litigation is primarily a result of and arises from (1) payments made by the Company for supplies which were allegedly furnished to clients of the Company and the actions of the Company after the payments were made and (2) payments made to certain clients of the Company in connection with the purchase of laundry installations from those clients.

               A copy of the Complaint is attached hereto as Exhibit 99(a) and incorporated herein by reference.

               The Company has been advised that a former Officer (named as a Defendant in the Civil Action) has appeared before the Grand Jury which is investigating the transactions described in the Complaint and that such former officer also has agreed to plead guilty to obstruction of agency proceedings in connection with the investigation by the Securities and Exchange Commission reported in Item 1(a) above.

               On September 30, 1996, the Company and the two Officers and Directors filed a Joint Motion to Dismiss, Joint Motion for a More Definite Statement and Joint Motion to Strike. A response to the Joint Motions was due November 15, 1996.

               The United States Attorney for the Eastern District of Pennsylvania and the Department of Health and Human Services
               (HHS) have informed the Company that they presently intend to institute criminal proceedings and further civil actions and seek other possible remedies against the Company and certain of its Executive Officers and/or Directors with respect to the making of the payments described in the Complaint. They continue to investigate the transactions described in the Complaint to determine if they believe that there were additional criminal violations and additional civil violations which are not covered by the Complaint.

               The Company is engaged in discussions with the U.S. Attorney and HHS and is attempting to resolve these issues before any additional actions are taken by the government.

Item 2.        Changes in Securities.                                    None.

Item 3.        Defaults under Senior Securities.                         None.

Item 4.        Submission of Matters to a Vote of Security Holders.      None.

Item 5.        Other Information.                                        None.


Item 6.        Exhibits and Reports on Form 8-K.

               a)   Exhibit - 99(a)

                    Civil Complaint captioned United States of America v. Healthcare Services Group, Inc., et al. in United States District Court for Eastern District of Pennsylvania (96 Civ.
                    3940).

               b)   Reports on Form 8-K - None.



                                      -12

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


HEALTHCARE SERVICES GROUP, INC.

November 18, 1996                         /s/ Daniel P. McCartney
Date                                      -----------------------
                                          DANIEL P. McCARTNEY, Chief
                                          Executive Officer



November 18, 1996                         /s/ Thomas A. Cook
Date                                      ------------------
                                          THOMAS A. COOK,  President and
                                          Chief Operating Officer



November 18, 1996                         /s/ James L. DiStefano
Date                                      ----------------------
                                          JAMES L. DiSTEFANO, Chief Financial
                                          Officer and Treasurer



November 18, 1996                         /s/ Richard W. Hudson
Date                                      ---------------------
                                          RICHARD W. HUDSON, Vice
                                          President-Finance, Secretary and Chief
                                          Accounting Officer