Form 10-K405
period 1996-12-31
HEALTHCARE SERVICES GROUP INC
filed 1997-03-26
CIK 731012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
       (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 1996
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                        For the transition period from to

                           Commission File No. 0-12015

                         HEALTHCARE SERVICES GROUP, INC.
             (Exact name of registrant as specified in its charter)

              Pennsylvania                              232018365
   -------------------------------           ---------------------------------
   (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporated or organization)

           2643 Huntingdon Pike, Huntingdon Valley, Pennsylvania 19006
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (215) 938-1661)
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
            Titles of Each Class               on Which Registered
            --------------------               -------------------

                                      NONE
                                      ----

           Securities registered pursuant to Section 12(g) of the Act

                     Shares of Common Stock ($.01 par value)

                        ---------------------------------
                                 Title of Class

   Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               YES __X__ NO_______

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                               YES __X__ NO_______

       The aggregate market value of voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant as of March 7, 1997 was approximately $74,632,000

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: At
          March 7, 1997 there were outstanding 8,096,243 shares of the
                   Registrant's Common Stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of Form 10-K will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Registrant pursuant to Regulation 14A within 120 days after the close of its fiscal year.

                                     PART I


Item I. Business

(a) General

     Healthcare Services Group, Inc. (the "Company" or the "Registrant") provides housekeeping, laundry and linen services to the healthcare industry, including nursing homes, retirement complexes, sub-acute and re-habilitation centers and hospitals. The Company believes that it is the largest provider of contractual housekeeping and laundry services to the long-term care industry in the United States, rendering such services to more than 800 facilities in 41 states and Canada as of December 31, 1996.

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

     Housekeeping and laundry services. Housekeeping and laundry services is the largest service sector of the Company. It involves cleaning, disinfecting and sanitizing resident areas in the facilities, as well as laundering and processing the residents' personal clothing. In providing services to any given client facility, the Company typically hires and trains the hourly employees who were employed by such facility prior to the engagement of the Company. The Company normally assigns two on-site managers to each facility to supervise and train hourly housekeeping and laundry personnel and to coordinate housekeeping and laundry with other facility support functions. Such management personnel also oversee the execution of a variety of quality and cost-control procedures including continuous training and employee evaluation as well as on-site testing for infection control. The on-site management team also assists the facility in complying with Federal, state and local regulations.

     Linen services. Linen services is the other significant service sector of the Company. It involves providing and laundering the sheets, pillow cases, blankets, towels, uniforms and assorted linen items used by the facilities. At most of the facilities that utilize the Company's linen services, the equipment is generally either acquired and installed by the Company, or the existing laundry installations are purchased from the facility and upgraded when required. Each such installation generally requires initial capital outlays by the Company of from $50,000 to $250,000 depending on the size of the facility installation or construction and the amount of equipment required. The Company could incur relocation or other costs in the event of the cancellation of a linen agreement where there was a corresponding laundry installation. From January 1, 1994 through December 31, 1996, the Company's services were cancelled by fifty-seven facilities with respect to which the Company had previously invested in a laundry installation.

During each year, except for certain agreements cancelled in 1995, the laundry installations were sold to the Company's clients for an amount in excess of the net amount recorded on the Company's balance sheets. The laundry installations relating to agreements cancelled in 1995 resulted in the Company receiving approximately $15,000 less than the net amount at which these assets have been recorded on its balance sheet. Linen supplies are, in most instances also owned by the Company, and the Company maintains a sufficient inventory of these items in order to ensure their availability. The Company provides linen services to approximately half of the facilities to which it provides housekeeping and laundry services.

         Facility maintenance, materials acquisition and consulting services. Facility maintenance services consist of repair and maintenance of laundry equipment, plumbing and electrical systems, as well as carpentry and painting. In many instances, materials, equipment and supplies utilized by the Company in the performance of maintenance services, as well as housekeeping, laundry and linen services, are provided by the Company through its Supply division. The Company also provides consulting services to facilities to assist them in updating their housekeeping, laundry and linen operations.

         Laundry installations sales. The Company (as distributor of laundry equipment) sells laundry installations to its clients which generally represent the construction and installation of a turn-key operation. With regard to laundry installation sales, the Company generally offers payment terms, ranging from 36 to 60 months. There were no service agreement cancellations in either 1996 or 1994 by clients who have purchased laundry installations from the Company, although in 1995 two facilities that purchased laundry installations from the Company cancelled the Company's services. The Company received approximately $18,000 less than the aggregate net amount recorded on its balance sheet with respect to such installations as of the dates of such cancellations. During the years 1994 through 1996, laundry installation sales were not material as the Company prefers to own such laundry installations in connection with performance of its service agreements.

                        Operational-Management Structure

         By applying its professional management techniques, the Company is able to contain certain housekeeping and laundry costs on a continuing basis. The Company provides its services through a network of management personnel, as illustrated below.


--------------------------------------------------------------------------------
                           Vice President - Operations
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                            Divisional Vice President
                                  (4 Divisions)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                         Regional Vice President/Manager
                                  (15 Regions)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                District Manager
                                 (88 Districts)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                Training Manager
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                              Facility Manager and
                           Assistant Facility Manager
--------------------------------------------------------------------------------


         Each facility is managed by an on-site Facility Manager, an Assistant Facility Manager, and if necessary, additional supervisory personnel. Districts, typically consisting of from eight to twelve facilities, are supported by a District Manager and a Training Manager. District Managers bear overall responsibility for the facilities within their districts. They are generally based within close proximity to each facility. These managers provide active support to clients in addition to the support provided by the Company's on-site management. Training Managers are responsible for the recruitment, training and development of Facility Managers. At December 31, 1996, the Company maintained 15 regions within four divisions. A division consists of two to six regions within a specific geographical area. A Divisional Vice President manages each division. Additionally, each division has a Divisional Vice President-Sales who supports the Divisional Vice President by managing the marketing efforts of the regions. Each region is headed by a Regional Vice President/Manager and a Regional Sales Director who assumes primary responsibility for marketing the Company's services. Regional Vice President/Managers report to Divisional Vice Presidents who in turn report to the Vice President of Operations. The Company believes that its regional and district organizational structure facilitates its expansion into new geographic areas.

                               Market and Services

         The market for the Company's services consists of a large number of facilities involved in various aspects of the long-term care field, including nursing homes, retirement complexes and rehabilitation centers. Such facilities may be specialized or general, privately owned or public, profit or not-for-profit, and may serve patients on a long-term or short-term basis. The market for the Company's services is expected to continue to grow as the elderly increase as a percentage of the United States population and as government reimbursement policies require increased cost control or containment by long-term care facilities.

         According to recent estimates of the Department of Health and Human Services, the long-term care market in the United States consists of approximately 23,000 facilities, which range in size from small private facilities with 65 beds to facilities with over 500 beds. The Company markets its services primarily to facilities with 100 or more beds. The Company believes that less than five percent of long-term facilities use outside providers of housekeeping and laundry services such as the Company.

                               Marketing and Sales

         The Company's services are marketed at four levels of the Company's organization: at the corporate level by the Chief Executive Officer, President and the Vice President of Operations, at the divisional level by Divisional Vice Presidents and Divisional Vice Presidents- Sales; at the regional level by the Regional Vice Presidents/Managers; and at the district level by District Managers. The Company provides incentive compensation to its operational personnel based on achieving budgeted earnings and to its Divisional Vice Presidents- Sales and Regional Sales Directors based on achieving budgeted earnings and new business revenues.

         The Company's services are marketed primarily through referrals and in-person solicitation of target facilities. The Company also utilizes direct mail campaigns and participates in industry trade shows, healthcare trade associations and healthcare support services seminars that are offered in conjunction with state or local health authorities in many of the states in which the Company conducts its business. The Company's programs have been approved for continuing education credits by state nursing home licensing boards in certain states, and are typically attended by facility owners, administrators and supervisory personnel, thus presenting a marketing opportunity for the Company. Indications of interest in the Company's services arising from initial marketing efforts are followed up with a presentation regarding the Company's services and survey of the service requirements of the facility. Thereafter, a formal proposal, including operational recommendations and recommendations for proposed savings, is submitted to the prospective client. Once the prospective client accepts the proposal and signs the service agreement, the Company can set up its operations on-site within days.

                               Service Agreements

         The Company offers two kinds of service agreements, a full service agreement or a management agreement. In a full service agreement, the Company assumes both management and payroll responsibility for the hourly housekeeping and laundry employees.

         The Company typically adopts and follows the client's employee wage structure, including its policy of wage rate increases, and passes through to the client any labor cost increases associated with wage rate adjustments. Some full service agreements also include linen services. Under a management agreement, the Company provides management and supervisory services while the client facility retains payroll responsibility for its hourly employees. Substantially all of the Company's agreements are full service agreements. These agreements typically provide for a one year term, cancelable by either party upon 30 days' notice after the initial 90-day period. As of December 31, 1996, the Company provided services to more than 800 client facilities.

         Although the service agreements are cancelable on short notice, the Company has historically had a favorable client retention rate and expects to be able to continue to maintain satisfactory relationships with its clients. The risk associated with short-term agreements have not materially affected either the Company's linen services, which generally require a capital investment, or laundry installation sales, which require the Company to finance the sales price. Such risks are often mitigated by certain provisions set forth in the agreements which are entered into by the Company. Many of the linen service agreements, where the Company has first purchased the laundry installation from its clients, require that in the event the Company's services are terminated, the client becomes obligated to purchase the laundry installation from the Company at a price no less than the value recorded on the Company's financial statements at the time of termination. The laundry installation sales agreements obligate the purchaser to pay for such installation upon terms independent of the services rendered by the Company.

         The Company encounters difficulty in collecting amounts due from certain of its clients, including those in bankruptcy, those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company increased its bad debt provisions by $2,050,000, $1,672,594 and $1,423, 338 in 1996, 1995 and 1994 respectively. In making its evaluation, in addition to analyzing and anticipating, where possible, the specific cases described above, management considers the general collection risk associated with trends in the long-term care industry.

                                   Competition

         The Company competes primarily with the in-house support service departments of its potential clients. Most healthcare facilities perform their own support service functions without relying upon outside management firms such as the Company. In addition, a number of local firms compete with the Company in the regional markets in which the Company conducts business. Several national service firms are larger and have greater financial and marketing resources than the Company, although historically, such firms have concentrated their marketing efforts on hospitals rather than the long-term care facilities typically serviced by the Company. Although the competition to service long-term care facilities is strong, the Company believes that it competes effectively for new agreements, as well as renewals of the existing agreements based upon the quality and dependability of its services and the cost savings it can effect for the client.

                                    Employees

         At December 31, 1996, the Company employed 1,631 management and supervisory personnel. Of these employees, 180 held executive, management and office support positions, and 1,451 of these salaried employees were on-site management personnel. On such date, the Company employed approximately 9,586 hourly employees. Many of the Company's hourly employees were previous support employees of the Company's clients. In addition, the Company manages hourly employees who remain employed by certain of its clients.

         Approximately 15% of the Company's hourly employees are unionized. These employees are subject to collective bargaining agreements that are negotiated by individual facilities and are assented to by the Company so as to bind the Company as an "employer" under the agreements. The Company may be adversely affected by relations between its client facilities and the employee unions. The Company is a party to a negotiated collective bargaining agreement with respect to approximately 20 employees at three facilities located in New York. The Company believes its employee relations are satisfactory.

(d) Risk Factors - This information is contained in the Company's Annual Report to Shareholders for 1996 on page 13,"Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

(e)  Financial Information About Foreign and Domestic Operations and Export
     Sales

         Not Applicable

Item 2. Properties

         The Company leases its corporate offices, located at 2643 Huntingdon Pike, Huntingdon Valley, Pennsylvania 19006, which consists of 6,600 square feet. The term of the lease expires on March 31, 2001. The Company also leases office space at other locations in Pennsylvania, Massachusetts, Florida, Illinois, California, Colorado, Georgia, Missouri and Texas. These locations serve as divisional or regional offices. In addition, the Company leases warehouse space in Pennsylvania, Illinois and Florida for the Supply division. Each office consists of approximately 1,000 square feet, and each warehouse consists of approximately 5,000 square feet. None of these leases is for more than a five-year term.

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

Item 3. Legal Proceedings.

    a) On or about October 16, 1996 the investigation by the Securities and Exchange Commission previously reported was concluded and settled. Accordingly on such date a final judgment, upon consent, was entered in the United States District Court for the Eastern District of Pennsylvania (96 Civ. 6464) based on a complaint filed by the Securities and Exchange Commission against the Registrant, two of its executive officers and one former officer, without admission or denial of the allegations of the complaint by any parties. The action had alleged violations of the certain Federal Securities laws, including anti-fraud, reporting, internal controls and books and records provisions thereof by the Registrant and such officers. The claims included alleged violations of Section 10b of the Exchange Act, Rule 10b-5 thereunder, Section 13a of the Exchange Act and Rules 13a-1, 13a-13 and 12b-20. The Company and such officers were permanently enjoined from violating certain provisions of the Federal securities laws and are required to pay civil penalties aggregating $850,000. Reference is made to Note 9 of the Notes to Financial Statements.

    b) As previously reported on the Form 8-K dated May 24, 1996 and on the Form 10-Q for the quarters ended June 30, 1996 and September 30, 1996, the Company, two of its current Officers and Directors and a former Officer are among the Defendants in a civil action pending in the United States District Court for the Eastern District of Pennsylvania, United States of America v. Healthcare Services Group, Inc., et al., No. 96-CV-3940.

               The litigation is primarily a result of and arises from (1) payments made by the Company for supplies which were allegedly furnished to clients of the Company and the actions of the Company after the payments were made and (2) payments made to certain clients of the Company in connection with the purchase of laundry installations from those clients. There are various motions pending including a joint motion to dismiss the complaint. A copy of the Complaint was filed as Exhibit 99(a) to the Form 10Q for the quarter ended September 30, 1996.

              The Company has been informed by the United States Attorney that other investigations of the Company and its officers related to these matters have been terminated.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable


                                     PART II



Item 5. Market for Registrant's Common Stock and Related Security Holder Matters

(a) Market Information

         The Company's common stock, $.01 par value (the "Common Stock") is traded on the NASDAQ National Market System. On December 31, 1996, there were 8,090,663 shares of Common Stock outstanding.

         Price quotations during the two years ended December 31, 1996, ranged as follows

                                 1996 High                  1996 Low
                                 ---------                  --------
1st Qtr.                           10 15/16                   7 9/16
2nd Qtr.                           10 3/8                     7 3/4
3rd Qtr.                           11 1/4                     8 7/8
4th Qtr.                           11 1/8                     9 1/2

                                 1995 High                  1995 Low
                                 ---------                  --------
1st Qtr.                         15 5/8                     10 3/4
2nd Qtr.                         12 1/4                     10 1/4
3rd Qtr.                         12 1/8                     10 3/16
4th Qtr.                         10 3/8                     8  1/4

(b) Holders

         As of March 13, 1997, there were approximately 400 holders of record of the common stock, including stock held in nominee name by brokers or other nominees. It is estimated that there are approximately 3,200 beneficial holders.

(c) Dividends

         The Company has not paid any dividends on its Common Stock during the last two years. Currently, it intends to continue this policy of retaining all of its earnings, if any, to finance the development and expansion of its business.

Items 6 through 8 - Selected Financial Data, Management's Discussion and
                    Analysis of Financial Condition and Results of Operations and Financial Statements and Supplementary Data

         The information called for herein is incorporated by reference to pages 8 through 13 of the Company's Annual Report to Shareholders for the year ended December 31, 1996.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         Not Applicable

Selected Financial Data
-------------------------------------------------------------------------------

The selected financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, the Financial Statements and Notes thereto.


                                                                 (In thousands except for per share data and employees)
                                                                 ------------------------------------------------------
Years ended December 31:                                         1996           1995       1994        1993        1992
                                                                 ----           ----       ----        ----        ----
Revenues. .............................................     $162,482        $148,747   $136,414     $114,275     $99,303
income before extraordinary item and
cumulative effect of change in
accounting for income taxes ...........................     $  6,889        $  3,941   $  6,400     $  5,531     $ 4,789
Extraordinary item - class action
litigation settlement, net of
income tax benefit.                                                                                 $ (1,437)
Cumulative effect of change
in accounting for
income taxes.                                                                                       $    104
Net income. ...........................................     $   6,889       $  3,941   $  6,400     $  4,198     $ 4,789
Earnings per common
share before extraordinary item
and cumulative effect of change
in accounting for
income taxes. .........................................     $     .85       $    .48   $    .79     $    .70     $   .61
Extraordinary item, net of
income tax benefit                                                                                  $   (.18)
Cumulative effect of change
in accounting for
income taxes                                                                                        $    .01
Earnings per common
share .................................................     $     .85       $    .48   $    .79     $    .53     $   .61
Weighted average number of
common shares
outstanding ...........................................         8,139          8,221      8,141        7,898       7,840

As of December 31:
Working Capital .......................................     $  57,434       $ 51,068   $ 46,146     $ 41,106     $36,529
Total Assets. .........................................     $  86,446       $ 80,290   $ 75,815     $ 68,862     $61,089
Long-Term Obligations .................................     $       -       $      -   $    300     $    600     $ 1,000
Stockholders' Equity. .................................     $  74,938       $ 68,470   $ 62,124     $ 55,045     $50,268
Book Value Per Share. .................................     $    9.26       $   8.41   $   7.83     $   6.99     $  6.45
Employees .............................................        11,217         10,911     10,808        8,880       7,804



See Notes 2, 8 and 9 of Notes to Financial Statements regarding uncertainties with respect to litigation and other contingencies.

-----------------------
The following
discussion and analysis                 Management's Discussion and
should be read in                       Analysis of Financial Condition
conjunction with the                    And Results of Operations
financial statements
and notes thereto.
-----------------------

Results of Operations

From 1992 through 1996, the Company's revenues grew at a compound annual rate of 10%. This growth was achieved through obtaining new clients in both existing and newly developed market areas, as well as providing additional services to existing clients. Although there can be no assurance thereof, the Company anticipates future growth, although its compound growth rates will likely decrease as growth is measured against the Company's increasing revenue base.

The following table sets forth for the years indicated the percentage which certain items bear to revenues:


                                                            Relation to Total Revenues
                                                              Years Ended December 31,
                                                            --------------------------
                                                       1996           1995           1994
                                                       ----           ----           ----
Revenues. .........................................    100.0%         100.0%          100.0%
Operating costs and expenses:
  Costs of services provided. .....................     85.7           85.6            84.4
Selling, general and
  administrative. .................................      8.0            8.2             8.1
Recovery of contingent
  losses on promissory notes sold .................        -           (0.2)           (0.2)
Other income. .....................................       .7             .6             0.3
Provision for estimated cost related to
  SEC inquiry and other matters
 (Note 9) .........................................        -           (2.1)              -
                                                       -----          -----           -----
Income before income taxes, . .....................      7.0            4.9             8.0
Income taxes ......................................      2.8            2.3             3.3
                                                       -----          -----           -----
Net income. .......................................      4.2            2.6%            4.7%
                                                       =====          =====           =====

1996 Compared with 1995

  Revenues increased 9% to $162,482,169 in 1996 from $148,746,773 in 1995. The following factors contributed to the increase in revenues: service agreements with new clients in existing geographic areas increased revenues 19.0%; geographic expansion increased revenues .8%; and cancellations and other minor changes decreased revenues 10.8%.

  Costs of services provided as a percentage of revenues increased slightly to 85.7% in 1996 from 85.6% in 1995. The primary factors affecting the variations and their impact on the slight increase in cost of services provided as a percentage of revenue are as follows: increase in workers' compensation, general liability and other insurance of 1.2%; increase of .3% in regional and district operating costs; offsetting these increases were decreases of .8% and .7% in labor costs and costs associated with service agreements cancelled, respectively.

  Selling, general and administrative expenses as a percentage of revenue decreased slightly to 8.0% in 1996 from 8.2% in 1995 primarily as a result of the Company's ability to control these expenses while comparing them to a greater revenue base.

-------------------------------------------------------------------------------
1995 COMPARED WITH 1994
-------------------------------------------------------------------------------

  Revenues increased 9% to $148,746,773 in 1995 from $136,414,172 in 1994. The following factors contributed to the increase in revenues: service agreements with new clients in existing geographic areas increased revenues 19.3%; geographic expansion increased revenues 2.7%; and cancellations and other minor changes decreased revenues 13.0%.

  Costs of services provided as a percentage of revenues increased to 85.6% in 1995 from 84.4% in 1994. The primary factors affecting the variations and their impact on the 1.2% change in cost of services provided as a percentage of revenue are as follows: increase in labor costs of 1.1%; increase of .7% in amortization of service agreements and costs associated with service agreements cancelled; offsetting these increases were decreases of .4% and .3% in regional and district costs and depreciation expense, respectively.

  Selling, general and administrative expenses as a percentage of revenue increased slightly to 8.2% in 1995 from 8.1% in 1994 primarily as a result of additional costs associated with expanding the divisional and regional staffs in order to better position the Company to achieve its performance objectives in the future.

Recovery From Collecting $300,000 of Promissory Notes Sold that was Reserved for in 1991
-------------------------------------------------------------------------------

  A client paid $300,000 in 1995 representing the pay-off of the remaining balance on a promissory note. As a result, the Company recorded the recovery as income in its Statements of Income for the year ended December 31, 1995.

Liquidity and Capital Resources
-------------------------------------------------------------------------------

  At December 31, 1996, the Company had working capital of $57,434,314 which represents a 12% increase over $51,067,973 at December 31, 1995. Working capital continues to grow, reflected principally in increased cash and cash equivalents and higher accounts and notes receivable. The increase in cash and cash equivalents is primarily a result of the net cash provided by operating activities. Higher accounts and notes receivable are primarily attributable to the Company's 9% increase in revenues. The Company's current ratio at December 31, 1996 was 7.6 to 1 compared to 6.3 to 1 in 1995.

The net cash provided by the Company's operating activities was $8,899,210 for the year ended December 31, 1996. The components of working capital that required the largest amount of cash were: increases in accounts and notes receivable and long term notes receivable of $2,905,442 and $786,737, respectively, and a decrease in accounts payable and other accrued expenses of $1,407,510. The increase in accounts and notes receivable and long term notes receivable resulted primarily from the continued growth in the Company's revenues. The increased use of cash associated with accounts payable and other accrued expenses resulted primarily from the payments made in connection with the Company's settlement with the Securities and Exchange Commission (see Note 9 of Notes to Financal Statements). Although accounts and notes receivable increased in 1996, the number of days revenue (based on fourth quarter revenues) in the accounts and notes receivable balance at December 31, 1996 was reduced to 74 days from 79 days at December 31, 1995.

-------------------------------------------------------------------------------
At December 31, 1995, the Company had working capital of $51,067,973 which represents an 11% increase over $46,146,376 at December 31, 1994. Working capital continues to grow, reflected principally in increased cash and cash equivalents and higher accounts and notes receivable. The increase in cash and cash equivalents is a result of the improvement in the collection of receivables, as well as the timing of payments to vendors. Higher accounts and notes receivable are primarily attributable to the Company's 9% increase in revenues. The Company's current ratio at December 31, 1995 was 6.3 to 1 compared to 6.5 to 1 in 1994.

  The net cash provided by the Company's operating activities was $5,940,040 for the year ended December 31, 1995. The components of working capital that required the largest amount of cash were: increases in accounts and notes receivable and long term notes receivable of $1,362,583 and $1,712,922, respectively and a $1,466,184 increase in prepaid income taxes. The increase in accounts and notes receivable and long term notes receivable resulted primarily from the continued growth in the Company's revenues, which increased 9%. The increased use of cash associated with prepaid income taxes resulted primarily from the timing of estimated income tax liability payments. Although accounts receivable have increased in 1995, the number of days revenue (based on fourth quarter revenues) in the accounts receivable balance at December 31, 1995 was reduced to 79 days from 81 days at December 31, 1994.

  The Company expends considerable effort to collect the amounts due for its services on the terms agreed upon with its clients. Many of the Company's clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Whenever possible, when a client falls behind in making agreed-upon payments, the Company converts the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed, provide a definitive repayment plan and therefore may enhance the ultimate collectibility of the amounts due. In some instances the Company obtains a security interest in certain of the debtors' assets.

  The Company encounters difficulty in collecting amounts due from certain of its clients, including those in bankruptcy, those which have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company has increased its bad debt provisions by $2,050,000, $1,672,594 and $1,423,338 in 1996, 1995 and 1994, respectively. In making its evaluation, in addition to analyzing, and anticipating, where possible, the specific cases described above, management considers the general collection risk associated with trends in the long-term care industry.

-------------------------------------------------------------------------------
  The Company has a $13,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow, that expires on June 30, 1997. The Company anticipates that this credit line will be continued. Amounts drawn under the line are payable on demand. At December 31, 1996, there were no borrowings under the line. However, at such date, the amount available under the line had been reduced by approximately $8,000,000 as a result of contingent liabilities of the Company to the lender relating to letters of credit issued for the Company. (See Note 8 of Notes to Financial Statements)

  At December 31, 1996, the Company had $22,677,290 of cash and cash equivalents, which it views as its principal measure of liquidity.

  In the fourth quarter of 1993, the Company and its insurer reached an agreement in principle to settle the consolidated class action complaints filed against it in Federal District Court. The Order approving the settlement was approved by the court on September 8, 1994 and became effective on October 10, 1994. The settlement provided for the payment of $2,625,000 by the Company's insurer and common stock having a value of $2,125,000 to be issued by the Company (see Note 7 of Notes to Financial Statements). On August 1, 1995, the Company issued 180,851 shares of its common stock representing its payment obligation under the 1993 settlement of the consolidated class action complaints. Accordingly, the December 31, 1995 Balance Sheet reflects the payment of the previously recorded Litigation Liability of $2,125,000 by increasing stockholders' equity in the same amount.

  The level of capital expenditures by the Company is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment and laundry and linen equipment installations. Although the Company has no specific material commitments for capital expenditures through the end of calendar year 1997, it estimates that it will incur capital expenditures of approximately $2,000,000 during this period in connection with housekeeping equipment and laundry and linen equipment installations in its clients' facilities, as well as hardware and software expenditures relating to the implementation of a new computerized financial reporting system. The Company believes that its cash from operations, existing balances and available credit line will be adequate for the foreseeable future to satisfy the needs of its operations and to fund its continued growth. However, if the need arose, the Company would seek to obtain capital from such sources as long-term debt or equity financing.

-------------------------------------------------------------------------------
FORWARD LOOKING STATEMENTS/RISK FACTORS
-------------------------------------------------------------------------------

  Certain matters discussed may include forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, risks arising from the Company providing its services exclusively to the healthcare industry, credit and collection risks associated with this industry, unexpected increases in the costs of labor, materials, supplies and equipment used in performing its services and risks arising from pending litigation referred to in Note 9 of the Notes to Financial Statements including the possibility of increased legal and other costs.

  In addition, the Company believes that to improve its future financial performance it must continue to obtain service agreements with new clients, as well as providing new services to existing clients, achieve modest price increases on current service agreements with existing clients and maintain internal cost reduction strategies at the various operational levels of the Company. Additionally, the Company believes that its ability to sustain the internal development of managerial personnel is an important factor impacting future operating results in respect to projected growth strategies.

Effects of Inflation
-------------------------------------------------------------------------------

All of the Company's service agreements allow it to pass through to its clients increases in the cost of labor resulting from new wage agreements. The Company believes that it will be able to recover increases in costs attributable to inflation by continuing to pass through cost increases to its clients.

BALANCE SHEETS
-------------------------------------------------------------------------------

ASSETS                                                                                  December 31,
                                                                                ---------------------------
Current Assets:                                                                     1996            1995
                                                                                -----------     -----------
Cash and cash equivalents .................................................     $22,677,290     $16,335,886
Accounts and notes receivable, less allowance for
  doubtful accounts of $3,812,$4,468,000 in 1995 ..........................      33,318,730      32,463,288
Prepaid income taxes ......................................................                       1,466,184
Inventories and supplies ..................................................       7,392,507       7,200,033
Deferred income taxes (Note 4) ............................................         620,024       1,104,350
Prepaid expenses and other ................................................       2,102,330       2,090,409
                                                                                -----------     -----------
  Total current assets ....................................................      66,110,881      60,660,150
Property and Equipment:
 Laundry and linen equipment installations (Note 6)                              11,322,459      12,135,849
 Housekeeping equipment and office furniture ...............................      7,534,025       6,216,950
 Autos and trucks ..........................................................        178,006         178,006
                                                                                -----------     -----------
                                                                                 19,034,490      18,530,805
 Less accumulated depreciation .............................................     12,821,500      12,347,675
                                                                                -----------     -----------
                                                                                  6,212,990       6,183,130
COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED
 less accumulated amortization of $1,205,036 in 1996 and
 $1,117,413 in 1995 (Note 1) ...............................................      2,150,440       2,258,064
DEFERRED INCOME TAXES (Note 4) .............................................      1,272,765       1,449,236
OTHER NONCURRENT ASSETS (Note 1) ...........................................     10,698,571       9,739,191
                                                                                -----------     -----------
                                                                                $86,445,647     $80,289,771
                                                                                -----------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable .........................................................    $ 4,106,094     $ 3,480,499
  Accrued payroll, accrued and withheld payroll taxes ......................      2,954,099       2,312,907
  Other accrued expenses (Note 9 ...........................................        810,785       2,843,890
  Income taxes payable (Note 4) ............................................         53,139
  Accrued insurance claims (Notes 1 and 10) ................................        752,450         954,881
                                                                                -----------     -----------
   Total current liabilities ...............................................      8,676,567       9,592,177
ACCRUED INSURANCE CLAIMS (Notes 1 and 10) ..................................      2,830,647       2,228,054
COMMITMENTS AND CONTINGENCIES (Notes 2, 8 and 9)
STOCKHOLDERS' EQUITY: (Note 3)
  Common stock, $.01 par value: 15,000,000 shares authorized,
  8,090,663 shares issued in 1996 and 8,143,063 in 1995 ....................         80,907          81,431
  Additional paid in capital ...............................................     34,603,813      35,023,468
  Retained earnings ........................................................     40,253,713      33,364,641
                                                                                -----------     -----------
   Total stockholders' equity ..............................................     74,938,433      68,469,540
                                                                                -----------     -----------
                                                                                $86,445,647     $80,289,771
                                                                                -----------     -----------

                             See accompanying notes.

INCOME STATEMENTS
-------------------------------------------------------------------------------
HEALTHCARE SERVICES GROUP, INC.


                                                            Years Ended December 31,
                                             ---------------------------------------------------
                                                  1996               1995               1994
                                             ---------------------------------------------------
Revenues ...............................     $ 162,482,169      $ 148,746,773      $ 136,414,172
 Operating costs and expenses:
 Cost of services provided ..............      139,178,736        127,340,970        115,171,944
 Selling, general and administrative ....       12,967,523         12,184,128         11,094,621
 Recovery of contingent losses on
  promissory notes sold .................                            (300,000)          (300,000)
Other income (expense):
 Provision for estimated cost related to
  SEC inquiry and other matters (Note 9)                           (3,100,000)
 Interest income ........................        1,143,162            867,883            421,827
                                             -------------      -------------      -------------
Income before income taxes .............        11,479,072          7,289,558         10,869,434
Income taxes (Note 4) ..................         4,590,000          3,349,000          4,469,000
                                             -------------      -------------      -------------
Net income .............................     $   6,889,072      $   3,940,558      $   6,400,434
                                             =============      =============      =============
Earnings per common share ..............     $        0.85      $        0.48      $        0.79
                                             =============      =============      =============
Weighted average number of common shares
outstanding ............................         8,139,415          8,221,479          8,141,520
                                             =============      =============      =============


                             See accompanying notes.

STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                             Years Ended December 31,
                                                          --------------------------------------------------------
                                                               1996                   1995                  1994
                                                          --------------------------------------------------------
Cash flows from operating activities:
Net Income .......................................        $  6,889,072           $  3,940,558          $ 6,400,434
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization ...................           2,212,570              2,573,216            2,598,783
 Bad debt provision...............................           2,050,000              1,672,594            1,423,338
 Recovery of contingent losses on promissory
   notes sold ....................................                                   (300,000)            (300,000)
 Deferred income taxes (Note 4) ..................             660,797              1,089,000              899,000
 Tax benefit of stock option transactions ........               2,821                 63,000               63,153
 Litigation settlement liability (Note 7) ........                                                        (100,000)
Changes in operating assets and liabilities:
 Accounts and notes receivable ...................          (2,905,442)            (1,362,583)          (3,394,706)
 Prepaid income taxes ............................           1,466,184             (1,466,184)
 Inventories and supplies ........................            (192,474)              (901,663)            (981,379)
 Changes to long term notes receivable ...........            (786,737)            (1,712,922)          (2,618,215)
 Accounts payable and other accrued expenses
   (Note 9).......................................          (1,407,510)             1,973,067              368,502
 Accrued payroll, accrued and withheld payroll
   taxes .........................................             641,193                366,818              426,890
Accrued insurance claims (Notes 1 and 10) ........             400,161             (1,057,639)            (637,951)
Income taxes payable .............................              53,139               (727,741)             116,327
Prepaid expenses and other assets ................            (184,564)             1,790,519             (329,982)
                                                          ------------           ------------         ------------
 Net cash provided by operating activities .......           8,899,210              5,940,040            3,934,194
                                                          ------------           ------------         ------------
Cash flows from investing activities:
Disposals of fixed asset .........................             251,211                116,819              515,451
Additions to property and equipment ..............          (2,386,017)            (2,667,597)          (1,694,039)
Cash provided by release of certificates of
 deposits pledged for loan guarantees ............                                  1,500,000
                                                          ------------           ------------         ------------
 Net cash used in investing activities ...........          (2,134,806)            (1,050,778)          (1,178,588)
                                                          ------------           ------------         ------------
Cash flows from financing activities:
Purchase of treasury stock .......................            (528,975)              (264,303)
Proceeds from the exercise of stock options ......             105,975                480,809              615,828
                                                          ------------           ------------         ------------
Net cash provided by (used in) financing
 activities ......................................            (423,000)               216,506              615,828
                                                          ------------           ------------         ------------
Net increase in cash and cash equivalents ........           6,341,404              5,105,768            3,371,434
Cash and cash equivalents at beginning of the year          16,335,886             11,230,118            7,858,684
                                                          ------------           ------------         ------------
Cash and cash equivalents at end of the year .....        $ 22,677,290           $ 16,335,886         $ 11,230,118
                                                          ============           ============         ============

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


                             See accompanying notes.

STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                                Years Ended December 31, 1996, 1995, and 1994
                                              ----------------------------------------------------------------------------------
                                                                      Additional                                   Total
                                                    Common Stock       Paid-in         Retained       Treasury     Stockholders'
                                                 Shares     Amount     Capital         Earnings         Stock         Equity
                                                 ------     ------     -------         --------         -----         ------
Balance, December 31, 1993 ...........       7,870,136     $78,701    $31,942,711      $23,023,649    $     --      $55,045,061
Net income for the year ..............                                                   6,400,434                    6,400,434
Exercise of stock options ............          65,738         658        615,170                                       615,828
Tax benefit arising from
 stock transactions ..................                                     63,153                                        63,153
                                             ---------     -------    -----------      -----------    --------      -----------
Balance, December 31, 1994 ...........       7,935,874      79,359     32,621,034       29,424,083          --       62,124,476
Net income for the year ..............                                                   3,940,558                    3,940,558
Exercise of stock options ............          54,538         545        480,264                                       480,809
Tax benefit arising from
 stock transactions ..................                                     63,000                                        63,000
Shares issued in connection
 with class action settlement (Note 7)         180,851       1,809      2,123,191                                     2,125,000
Purchase of common stock for
 treasury (28,200 shares) ............                                                                (264,303)        (264,303)
Treasury stock retired ...............         (28,200)       (282)      (264,021)                     264,303
                                             ---------     -------    -----------      -----------    --------      -----------
Balance, December 31, 1995 ...........       8,143,063      81,431     35,023,468       33,364,641          --       68,469,540
Net income for the year ..............                                                   6,889,072                    6,889,072
Exercise of stock options ............          12,600         126        105,849                                       105,975
Tax benefit arising from stock
 transactions ........................                                      2,821                                         2,821
Purchase of common stock for
 treasury (65,000 shares .............                                                                (528,975)        (528,975)
Treasury stock retired ...............         (65,000)       (650)      (528,325)                     528,975
                                             ---------     -------    -----------      -----------    --------      -----------
Balance December 31, 1996 ............       8,090,663     $80,907    $34,603,813      $40,253,713    $     --      $74,938,433
                                             =========     =======    ===========      ===========    ========      ===========



                             See accompanying notes.

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 -- Summary of
Significant Accounting Policies

General
-------
The Company provides housekeeping, laundry and linen services to long-term care facilities, including nursing homes and retirement complexes.

Cash and cash equivalents
-------------------------
Cash and cash equivalents consist of short-term, highly liquid investments with a maturity of three months or less at time of purchase.


Impaired notes receivable
-------------------------
In the event that a promissory note receivable is impaired, it is accounted for in accordance with FAS 114 and FAS 118; that is, they are valued at the present value of expected cash flows or market value of related collateral. The Company evaluates its notes receivable for impairment quarterly and on an individual client basis. Notes receivable considered impaired are generally attributable to clients that are either in bankruptcy, have been turned over to collection attorneys and or those slow payers that are experiencing severe financial difficulties. At December 31, 1996, the Company had notes receivable aggregating $3,300,000 that are impaired. During 1996, the Company increased its reserve against these notes by $1,200,000 and charged the reserve $1,100,000 resulting in a reserve balance at December 31, 1996 of $2,600,000. During 1996, the average outstanding balance of these notes receivable was $3,800,000 and no interest income was recognized. At December 31, 1995, the Company had notes receivable aggregating $4,500,000 that are impaired. During 1995, the Company increased its reserve against these notes by $475,000 resulting in a reserve balance at December 31, 1995 of $3,100,000. During 1995, the average outstanding balance of these notes receivable was $4,400,000 and no interest income was recognized. In addition, at December 31, 1994, the Company had notes receivable aggregating $4,500,000 that are impaired. During 1994, the Company increased its reserve against these notes by $100,000 resulting in a reserve balance at December 31, 1994 of $2,700,000. During 1994, the average outstanding balance of these notes receivable was $3,900,000 and no interest income was recognized. Since 1986, the Company has followed an income recognition policy on all notes receivable that does not recognize interest income until cash payments are received. This policy was established for conservative reasons, recognizing the environment of the long-term care industry, and not because such notes are impaired. The difference between income recognition on a full accrual basis and cash basis, for notes that are not considered impaired, is not material. For impaired loans, interest income is recognized on a cost recovery basis only.


Inventories and supplies
------------------------
Inventories and supplies include housekeeping and laundry supplies which are valued at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis. Linen supplies are included in inventory and are amortized over a 24 month period.


Property and equipment
----------------------
Property and equipment are stated at cost. Additions, renewals and improvements are capitalized, while maintenance and repair costs are expensed. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in income. Depreciation is provided by the straight-line method over the following estimated useful lives: laundry and linen equipment installations -- 3 to 7 years; housekeeping equipment and office furniture -- 3 to 7 years; autos and trucks -- 3 Years.

Revenue recognition
-------------------
Revenues from service agreements are recognized as services are performed. The Company (as a distributor of laundry equipment since 1981) occasionally makes sales of laundry installations to certain of its clients. The sales in most cases represent the construction and installation of a turn-key operation and are for payment terms ranging from 36 to 60 months. The Company's accounting policy for these sales is to

-------------------------------------------------------------------------------
recognize the gross profit over the life of the original payment terms associated with the financing of the transactions by the Company. During 1996, 1995 and 1994, laundry installation sales were not material.


Income taxes
------------
Deferred income taxes result from temporary differences between tax and financial statement recognition of revenue and expense. These temporary differences arise primarily from differing methods used for financial and tax purposes to calculate insurance expense, certain receivable reserves, other provisions which are not currently deductible for tax purposes, and revenue recognized on laundry installation sales.

Income taxes paid were approximately $1,936,000, $3,391,000 and $3,356,000 during 1996, 1995 and 1994, respectively.


Earnings per common share
-------------------------
Primary Earnings per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents consist of stock options.

Costs in excess of fair value of net asssets
--------------------------------------------
Costs in excess of the fair value of net assets of businesses acquired are amortized on a straight-line basis over periods not exceeding forty years. All of the carrying value at december 31, 1996 resulted from a 1985 acquisition which is being amortized over a thirty-one year period. Amortization charged to earnings was $107,623 in 1996, $108,958 in 1995 and $111,625 in 1994.

On an ongoing basis, management reviews the valuation and amortization of costs in excess of fair value of net assets acquired. As part of this review, the Company estimates the value and future benefits of the net income generated by the related service agreements to determine that no impairment has occurred.

Other noncurrent assets
-----------------------

Other noncurrent assets consist of:
                                                  1996                1995
                                               ------------------------------
Long-term note
Receivables                                    $10,257,773         $9,471,036
Other                                              440,798            268,155
                                               -----------         ----------
                                               $10,698,571         $9,739,191
                                               ===========         ==========

Long-term notes receivable primarily represent trade receivables that were converted to notes to enhance collection efforts. Interest income is only recognized as cash payments are received. Amounts shown are net of allowance of $350,000 and $549,400 in 1996 and 1995, respectively.

Reclassification
----------------
Certain reclassifications to 1995 reported amounts have been made in the financial statements to conform to 1996 presentation.

Concentration of Credit Risk
----------------------------
Statement of Financial Accounting Standards No. 105 ("SFAS No. 105") requires the disclosure of significant concentrations of credit risk, regardless of the degree of such risk. Financial instruments, as defined by SFAS No. 105, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts and notes receivable. At December 31, 1996 and 1995, substantially, all of the Company's cash and cash equivalents were invested with one financial institution. The Company's clients are concentrated in one industry, providers of long-term care. The clients are comprised of many companies with a wide geographical dispersion. However, recent industry trends indicate consolidation of nursing home ownership into chains, which can lead to a client concentration. At December 31, 1996, no single client or nursing home chain accounted for more than 10% of total revenue.

Fair Value of Financial Instruments
-----------------------------------
The carrying value of financial instruments (principally consisting of cash and cash equivalents, accounts and notes receivable and accounts payable) approximate fair value.

-------------------------------------------------------------------------------
Use of Estimates in Financial Statements
----------------------------------------
In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Note 2 -- Lease Commitments
---------------------------
The Company leases office facilities and autos under operating leases expiring on various dates through 2002 (see note 5). The following is a schedule, bycalendar years, of future minimum lease payments under operating leases having remaining terms in e xcess of one year as of December 31, 1996:

                                         Operating
Year                                       Leases
                                       ----------
1997                                   $  374,204
1998                                      297,813
1999                                      209,455
2000                                      122,832
2001                                       47,254
Thereafter                                 32,746
                                       ----------
Total minimum lease payments           $1,084,304
                                       ==========

Total expense for all operating leases was $698,041, $644,302 and $792,570 for the years ended December 31, 1996, 1995 and 1994, respectively.

Note 3 -- Stockholders' Equity
------------------------------
On May 23, 1995, the Stockholders approved an increase in authorized shares of common stock from 10,000,000 to 15,000,000 authorized shares, $.01 par value.

As of December 31, 1996, 1,057,787 shares of common stock were reserved under the incentive stock option plans, as amended and readopted on June 4, 1996, including 428,205 shares which were available for future grant. The Stock Option Committee is responsible for determining the individuals who will be granted options, the number of options each individual will receive, the option price per share, and the exercise period of each option. The incentive stock option price will not be less than the fair market value of the common stock on the date the option is granted. No option will have a term in excess of ten years. As to any stockholder who owns 10% or more of the common stock, the option price per share will be no less than 110% of the fair market value of the common stock on the date the options are granted and such options shall not have a term in excess of ten years.

On December 6, 1996 the Stock Option Committee extended the expiration date of 92,800 Incentive Stock Options which were due to expire on December 18, 1996 to December 18, 2001. Such options were extended at their original grant price which is greater than the fair market value on the date of the extension.

As of December 31, 1996, options outstanding, under the Incentive Stock Option Plans, for 498,937 shares were exercisable at prices ranging from $8.25 to $14.85, and the weighted average remaining contractual life was 3.1 years. The weighted average fair value of incentive options granted during 1996 and 1995 was $2.59 and $2.30, respectively.

-------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                          A summary of incentive stock
                         option activity is as follows:

                                                                Incentive Stock Options
                                           -----------------------------------------------------------------
                                                1996                     1995                     1994
                                           -----------------------------------------------------------------
                                                     Number                   Number                   Number
                                           Average     of           Average    of           Average     of
                                           Price     Shares         Price     Shares         Price     Shares
                                           -----     ------         -----     ------         -----     ------

Beginning of period                       $10.63     511,872       $ 10.86    473,385      $ 10.38     419,789
Granted                                     9.38     158,410          8.61     90,039        11.45     116,183
Cancelled                                  13.50     (36,100)        12.20     (6,016)        8.58     (26,850)
Exercised                                   8.47      (4,600)         8.81    (45,536)        8.89     (35,737)
                                          ------     -------       -------    -------      -------     -------
End of period                             $10.17     629,582       $ 10.63    511,872      $ 10.86     473,385
                                          ======     =======       =======    =======      =======     =======
Exercisable at end of
Period                                               498,937                  421,833                  357,202
                                                     =======                  =======                  =======


--------------------------------------------------------------------------------
The Company has granted non-qualified stock options primarily to employees and directors under either the Company's 1995 Incentive and Non-Qualified Stock Option Plan for key employees or the Company's 1996 Non-Employee Director's Stock Option Plan. The Amendments to the 1995 Plan, as well as the 1996 Plan were adopted on March 6, 1996 and approved by shareholders on June 4, 1996. Pursuant to the terms of the 1996 Non-Employee Director's Stock Option Plan, each eligible non-employee director receives an automatic grant based on a prescribed formula on the fixed annual grant date. The non-qualified options were granted at an option price which was not less than the fair market value of the common stock on the date the option was granted. The options are exercisable over a five year period, commencing six months from the option date.

As of December 31, 1996, non-qualified options outstanding, under the above mentioned plans, for 347,688 shares were exercisable at prices ranging from $8.25 to $12.51, and the weighted average remaining contractual life was 3.1 years. The weighted average fair value of non-qualified options granted during 1996 and 1995 was $2.52 and $2.00, respectively.
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                        A summary of non-qualified stock
                         option activity is as follows:

                                                                Non Qualified Stock Options
                                           ---------------------------------------------------------------------
                                                 1996                      1995                     1994
                                                       Number                   Number                   Numbers
                                           Average       of         Average       of         Average       of
                                            Price      Shares        Price      Shares        Price      Shares
                                            -----      ------        -----      ------        -----      ------

Beginning of period                         $9.77     337,453        $9.87      297,717        $ 9.41    269,500
Granted                                      9.45      78,140         8.95       53,236         11.61     58,217
Cancelled                                      --          --         8.83       (4,500)
Exercised                                    8.38       8,000         8.83       (9,000)         9.13    (30,000)
                                            -----     -------        -----      -------        ------    -------
End of period                               $9.73     407,593        $9.77      337,453        $ 9.87    297,717
                                            =====     =======        =====      =======        ======    =======

Exercisable at end of
period                                                347,688                   284,217                  239,500
                                                      =======                   =======                  =======

--------------------------------------------------------------------------------

The Company applies APB Opinion 25 in measuring stock compensation. Accordingly, no compensation cost has been recorded for options granted to employees or directors in the years ended December 31, 1996 or December 31, 1995. The fair value of each option granted has been estimated on the grant date using the Black-Scholes Option Valuation Model. The following assumptions were made in estimating fair value:

                                              1996                     1995
                                              ----                     ----

   Risk-Free Interest-Rate                    5.83%                   5.44%

   Expected Life after Vesting Period         2.0 years               2.0 years

   Expected Volatility                        42.2%                   41.0%


Had compensation cost been determined under FASB Statement No. 123, net income and earnings per share would have been reduced as follows:


                                      (in thousands)
                           Year Ended              Year Ended
                           December 31,            December 31,
                              1996                     1995
                           ------------------------------------
Net Income
  As reported                $6,889                   $3,941
  Pro forma                  $6,516                   $3,896
Earnings Per Share
  As reported                $  .85                   $  .48
  Pro forma                  $  .80                   $  .47

-------------------------------------------------------------------------------
Note 4 - Income Taxes
---------------------
The provision for income taxes consists of:

                                  Year Ended December 31,
                        ---------------------------------------
                           1996         1995            1994
                        ----------    ----------     ----------
Current:
Federal                 $2,923,800    $1,695,400     $2,692,000
State                    1,005,400       564,600        878,000
                        ----------    ----------     ----------
                         3,929,200     2,260,000      3,570,000
                        ----------    ----------     ----------
Deferred:
Federal                    498,000       805,000        677,600
State                      162,800       284,000        221,400
                        ----------    ----------     ----------
                           660,800     1,089,000        899,000
                        ----------    ----------     ----------
Tax
Provision               $4,590,000    $3,349,000     $4,469,000
                        ==========    ==========     ==========


Under FAS 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's federal and state deferred tax assets and liabilities are as follows:


                                                  Year Ended December 31,
                                               -----------------------------
                                                  1996                1995
                                               ----------         ----------
Net current deferred
     tax assets:
Allowance for doubtful
     accounts                                  $1,547,517         $1,814,008
Accrued insurance
claims-current                                    305,495            387,682
Expensing of
housekeeping supplies                          (1,232,988)        (1,097,340)
                                               ----------         ----------
                                               $  620,024         $1,104,350
                                               ==========         ==========

Net noncurrent deferred tax assets:
Deferred profit on
laundry installation
sales                                          $  200,585         $  235,140
Non-deductible reserves                           762,464          1,046,393
Depreciation of property
and equipment                                    (869,765)          (786,056)
Accrued insurance
claims-noncurrent                               1,149,241            904,590
Other                                              30,240             49,169
                                               ----------         ----------
                                               $1,272,765         $1,449,236
                                               ==========         ==========

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes is as follows:

                                                Year Ended December 31,
                                        --------------------------------------
                                           1996          1995           1994
                                        ----------     ----------    ----------
Computed
"expected"
tax expense                             $3,902,900     $2,478,500    $3,695,600
Increases
(decreases)
in taxes
resulting
from:
State income
taxes, net of
federal tax
benefit                                    771,000        560,100       734,200
Tax exempt
interest                                  (222,100)      (111,000)      (54,000)
Reserves recorded on
the books
not deductible
for tax
purposes                                        --        408,000            --
Amortization
of costs in
excess of fair
value of net
assets
acquired                                    36,600         37,000        38,000
Other, net                                 101,600        (23,600)       55,200
                                        ----------     ----------    ----------
                                        $4,590,000     $3,349,000    $4,469,000
                                        ==========     ==========    ==========

Note 5 -- Related Party Transactions
------------------------------------
The company leases its corporate offices from a partnership in which the chief executive officer of the Company is a general partner. The rental payments made during the years ended December 31, 1996 and 1995 were $88,617 per year and $74,900 for the year ended December 31, 1994. The Company made no leasehold improvements in either 1996 or 1994, although in 1995 the Company made leasehold improvements of approximately $23,150. A director of the Company has an ownership interest in several client facilities which have entered into service agreements with the Company. In addition, an officer of the Company had a minority ownership interest,

-------------------------------------------------------------------------------

which he disposed of in April 1996, in a client facility of the Company. During the years ended December 31, 1996, 1995 and 1994 all of these agreements collectively resulted in revenues of approximately $2,838,704, $3,010,000, and $3,203,000 respectively.


Note 6 -- Laundry And Linen Equipment Installation Purchases
------------------------------------------------------------
During 1994 and 1995 the Company purchased certain existing laundry and linen equipment installations from nursing homes with which it concurrently entered into service agreements to provide laundry and linen services. There were no such laundry installation purchases during 1996. With regard to the 1995 and 1994 purchases, the Company entered into the following laundry and linen equipment installations purchase transactions; in 1994 with six nursing homes for approximately $306,000 and in 1995 with seven nursing homes for approximately $100,125. The agreements governing these purchase transactions provide that if the service agreements are terminated at any time, the nursing home is obligated to buy the laundry and linen equipment installations at a purchase price based on the Company's original cost together with any additional equipment, improvements or expansion costs required in order to improve or increase the productivity of the operation (after depreciation on a straight line basis over the original term of the service agreement which is generally three to seven years). The Company has recorded these transactions as purchases of property and equipment and they are reported as such in the accompanying balance sheets net of accumulated depreciation. The equipment is generally being depreciated over a three to five year period.


Note 7 -- Extraordinary Item -- Settlement of Class Action Litigation
---------------------------------------------------------------------
In the fourth quarter of 1993 the Company and its insurer consummated an agreement to settle the consolidated class action complaints filed against it in Federal District Court in 1991 and 1992. The settlement was approved by court order dated September 8, 1994 and became effective on October 10, 1994. The settlement provided for the payment of $2,625,000 by the Company's insurer and the issuance of common shares by the Company having a value of $2,125,000. The settlement and related estimated legal costs have been recorded as an extraordinary item in 1993. Such extraordinary item reduced 1993 net income by approximately $1,437,000, net of income tax benefit of $844,000. On August 1, 1995, the Company issued 180,851 shares of its common stock representing its payment obligation under the 1993 settlement relating to the consolidated class action complaints. Accordingly, the effect of issuing these shares is reflected in the per share amounts reported for the years ended December 31, 1996, 1995 and 1994. The December 31, 1995 Balance Sheet also reflects the payment of the previously recorded Litigation Liability of $2,125,000 by increasing stockholders' equity in the same amount.

Note 8 -- Other Contingencies
-----------------------------
The Company has a $13,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements or for other purposes, that expires on June 30, 1997. Amounts drawn under the line are payable upon demand. At both December 31, 1996 and 1995, there were no borrowings under the line. At December 31, 1996 and 1995, the Company had outstanding approximately $8,000,000 and $8,200,000, respectively of irrevocable standby letters of credit, which primarily relate to payment obligations under the Company's insurance program. As a result of letters of credit issued, the amount available under the line was reduced by approximately $8,000,000 and $8,200,000 at December 31, 1996 and December 31, 1995, respectively.

The Company is also involved in miscellaneous claims and litigations arising in the ordinary course of business. The Company believes that these matters, taken individually or in the aggregate, would not have a material adverse impact on the Company's financial position or results of operations.

-------------------------------------------------------------------------------
Note 9 -- Provision for Estimated Cost Related to sec Inquiry and Other Matters
-------------------------------------------------------------------------------
The Securities and Exchange Commission (sec) conducted a non-public investigation since 1990 with respect to certain allegations of violations of the Federal securities laws by the Company and certain of its officers with respect to periods ended on or before March 31, 1992. A settlement was concluded on October 16, 1996 when a final judgment, upon consent, was entered in the United States District Court for the Eastern District of Pennsylvania
(96 Civ.6464) based on a complaint filed by the Securities and Exchange Commission against the Company, two of its executive officers and one former officer, without admission or denial of the allegations of the complaint by any parties. The action had alleged violations of certain Federal securities laws, including anti-fraud, reporting, internal controls and books and records provisions thereof by the Company and such officers. The claims included alleged violations of Section 10b of the Exchange Act, Rule 10b-5 thereunder, Section 13a of the Exchange Act and Rules 13a-1, 13a-13 and 12b-20. The Company and such officers are permanently enjoined from violating certain provisions of the Federal Securities laws, and the Company and these individuals were required to pay civil penalties aggregating approximately $850,000 which was paid in December, 1996. The Company agreed to indemnify the current officers with respect to their payment obligations. The estimated monetary impact of this settlement plus related legal costs have been reflected in the accompanying financial statements. In addition, on or about May 24, 1996 the United States Attorney for the Eastern District of Pennsylvania filed a civil action against the Company. The litigation is primarily a result of and arises from (1) payments made by the Company for supplies which were allegedly furnished to clients of the Company and the actions of the Company after the payments were made and (2) payments made to certain clients of the Company in connection with the purchase of laundry installations from those clients.

During 1995, the Company anticipated that it would incur a significant amount of legal and related costs in connection with these matters. The Company incurred approximately $950,000 of costs in 1995 and estimated that the additional costs which may be incurred in connection with these matters would be in a range of approximately $2,150,000 to $3,500,000 and accordingly accrued as of December 31, 1995 the estimated low range of this liability. The result of this $3,100,000 provision was to reduce 1995 net income by approximately $2,321,000 or $.28 per common share. Due to the uncertainty as to the costs remaining to be incurred relating to the United States Attorney civil action described above, the Company may incur additional legal and related costs in excess of the remaining amounts recorded ($400,000 at December 31, 1996) in the accompanying financial statements. The ultimate outcome of this matter is uncertain and the amount of any additional liability which might finally exist cannot reasonably be estimated at this time.

Note 10 -- Accrued Insurance Claims
-----------------------------------
For years 1994 through 1996, the Company has a Paid Loss Retrospective Insurance Plan for general liability and workers' compensation insurance. In addition, for year 1994, the Company also had a Paid Loss Retrospective Insurance Plan for its automobiles. Under these plans, pre-determined loss limits are arranged with an insurance company to limit both the Company's per occurence cash outlay and annual insurance plan cost.

For workers' compensation and automobile insurance, the Company records a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of the Company's hist orical data and actuarial analysis done by an independent company. The accrued insurance claims were reduced by approximately $2,956,000, $2,773,000 and $1,247,000 at December 31, 1996,

-------------------------------------------------------------------------------

1995 and 1994, respectively in order to record the estimated present value at the end of each year using an 8% interest factor. During 1995, the Company amended its Insurance Plan to increase the claim payout term from 66 months to 126 months. This amendment decreased the 1995 estimated insurance costs by approximately $1,360,000. During the fourth quarter of 1994, the Company changed the present value discount factor which it applies to estimated accrued workers' compensation insurance claims liability from 5.0% to 8.0% to reflect a more current rate. This change in discount factor decreased the 1994 estimated insurance cost by approximately $400,000. It was actuarially estimated that the accrued workers' compensation insurance claims will principally be paid to the claimants within six years from the date of the incident. For general liability insurance, the Company records a reserve for the estimated ultimate amounts to be paid for known claims.

Market Makers
-------------
As of the end of 1996, the following firms were making a market in the shares of Healthcare Services Group, Inc.:

Smith Barney Shearson, Inc.
Prudential Securities, Inc.
Troster Singer Corp.
Mayer & Schweitzer Inc.
Herzog, Heine, Geduld, Inc.
Cantor, Fitzgerald & Co.
Allen & Company, Inc.

About Your Shares
-----------------
Healthcare Services Group, Inc.'s common stock is traded on the NASDAQ National Market System of the over-the-counter market. On December 31, 1996 there was 8,090,663 of the Company's common shares issued and outstanding. As of February 28, 1997 there were approximately 400 holders of record of the common stock, including holders whose stock was held in nominee name by brokers or other nominees. It is estimated that there are approximately 3,200 beneficial holders.

                   Price quotations during the two years ended
                      December 31, 1996, ranged as follows
-------------------------------------------------------------------------------

                                  1996 High                         1996 Low
                                  ---------                         --------
1st Qtr.                           10 15/16                          7 9/16
2nd Qtr.                           10 3/8                            7 3/4
3rd Qtr.                           1 11/4                            8 7/8
4th Qtr.                           1 11/8                            9 1/2

                                  1995 High                         1995 Low
                                  ---------                         --------
1st Qtr.                           15 5/8                            10 3/4
2nd Qtr.                           12 1/4                            10 1/4
3rd Qtr.                           12 1/8                            10 3/16
4th Qtr.                           10 3/8                            8 1/4

-------------------------------------------------------------------------------
Report Of Independent Certified
Public Accountants

The Stockholders and Board of Directors
Healthcare Services Group, Inc.

We have audited the accompanying balance sheets of Healthcare Services Group, Inc. as of December 31, 1996 and 1995, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Services Group, Inc. at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ Grant Thornton LLP
   ----------------------------

Parsippany, New Jersey
February 27, 1997

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information regarding Directors and executive officers is incorporated herein by reference to the Company's definitive proxy statement to be mailed to its shareholders in connection with its 1997 Annual Shareholders' Meeting and to be filed within 120 days of the close of the year ended December 31, 1996.

Item 11. Executive Compensation

         The Information regarding executive compensation is incorporated herein by reference to the Company's proxy statement to be mailed to shareholders in connection with its 1996 Annual Shareholders Meeting and to be filed within 120 days of the close of the fiscal year ended December 31, 1996.

         Directors holding approximately 12% of the outstanding voting stock of the Registrant have been deemed to be "affiliates" solely for the purpose of computing the aggregate market value of the voting stock held by non-affiliates set forth on the cover page of this Report.

Item 13. Certain Relationships and Related Transactions

         The information regarding certain relationship and related transactions is incorporated herein by reference to the Company's proxy statement mailed to shareholders in connection with its 1996 Annual Shareholders Meeting and to be filed within 120 days of the close of the fiscal year ended December 31, 1996.

                                     PART IV

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)      1. Financial Statements

         The documents shown below are contained in the Company's Annual Report to Shareholders for 1996 on pages 14 through 26, and are incorporated herein by reference.

         Report of Independent Certified Public Accountants.
         Balance Sheets as of December 31, 1996 and 1995.
         Statements of Income for the three years ended December 31, 1996, 1995 and 1994.
         Statements of Stockholders Equity for the three years ended
           December 31, 1996, 1995 and 1994.
         Statements of Cash Flows for the three years ended December 31, 1996,
           1995 and 1994.
         Notes to Financial Statements.

         2. Financial Statement Schedules

         Included in Part IV of this report:

         Consent of Independent Certified Public Accountants.
         Report of Independent Certified Public Accountants.
         Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 1996, 1995 and 1994.
         Financial Data Schedule.

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

10.1 Incentive Stock Option Plan adopted on August 31, 1983, amended and readopted on April 30, 1991 is incorporated by reference to Exhibit 10.1 of Registrant's Registration Statement on Form S-18 (Commission File No. 2-87625-W), as well as reference to the Company's definitive proxy statement dated April 30, 1991.

10.2 1995 Incentive and Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 4(d) of the Form S-8 filed by the Registrant on July 31, 1996).

10.3 1996 Non-Employee Directors' Stock Option Plan (incorporated by reference to Exhibit 4(f) of the Form S-8 filed by the Registrant on July 31, 1996).

10.4 1995 Non-Qualified Stock Option Plan for Directors (incorporated by reference to the Company's Definitive Proxy Statement dated April 21, 1995.

10.5 Form of Non-Qualified Stock Option Agreement granted to certain Directors is incorporated by reference to Exhibit 10.9 of Registrant's Registration Statement on Form S-1 (Commission File No. 2-98089).

24.     Consent of Independent Certified Public Accountants

27.     Financial Data Schedule

99(a). Civil complaint captioned U.S. of America v. Healthcare Services Group, Inc. et al. incorporated by reference to Exhibit 99(a) to Form 10Q for the Nine-months ended September 30, 1996.

  (b)   Reports on Form 8-K

         On October 16, 1996 the Registrant filed an 8-K, (Item 5. Other Events) with respect to the entry of a Final Judgment pursuant to a settlement of a complaint filed by the Securities and Exchange Commission against the Registrant and certain officers.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 24, 1997              HEALTHCARE SERVICES GROUP, INC.
                                          (Registrant)

                   By:     /s/ Daniel P. McCartney
                           -------------------------------------------------
                           Daniel P. McCartney
                           Chief Executive Officer and Chairman of the Board

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated:

      Signature                          Title                          Date
      ---------                          -----                          ----

/s/ Daniel P. McCartney        Chief Executive Officer and        March 24, 1997
---------------------------    Chairman
Daniel P. McCartney

/s/ Joseph F. McCartney        Director and Vice President        March 24, 1997
---------------------------
Joseph F. McCartney

/s/ W. Thacher Longstreth      Director                           March 24, 1997
---------------------------
Thacher Longstreth

/s/ Barton D. Weisman          Director                           March 24, 1997
---------------------------
Barton D. Weisman

/s/ Robert L. Frome            Director                           March 24, 1997
---------------------------
Robert L. Frome

/s/ Thomas A. Cook             Director and President             March 24, 1997
---------------------------
Thomas A. Cook

/s/ John M. Briggs             Director                           March 24, 1997
---------------------------
John M. Briggs

/s/ Robert J. Moss             Director                           March 24, 1997
---------------------------
Robert J. Moss

/s/ James L. DiStefano         Chief Financial Officer and        March 24, 1997
---------------------------    Treasurer
James L. DiStefano

/s/ Richard W. Hudson          Vice President-Finance and         March 24, 1997
---------------------------    Secretary
Richard W. Hudson

                         HEALTHCARE SERVICES GROUP, INC.
                 Schedule II - VALUATION AND QUALIFYING ACCOUNTS
                    Years Ended December 31, 1996, 1995, 1994


                                 Balance                                                                 Balance
                                beginning                                                                 end of
Description                     of period               Additions               Deductions              of period
-----------                     ---------               ---------               ----------              ---------
1996
Allowance for
    doubtful accounts           $4,468,000              $2,050,000              $2,706,000              $3,812,000
                                ==========              ==========              ==========              ==========


1995
Allowance for
    doubtful accounts           $4,500,000              $1,672,594              $1,704,594              $4,468,000
                                ==========              ==========              ==========              ==========

Reserve for contingent
    losses on promissory
    notes sold                    $300,000                                        $300,000
                                  ========                                        ========


1994
Allowance for
    doubtful accounts           $4,465,000              $1,423,338              $1,388,338              $4,500,000
                                ==========              ==========              ==========              ==========

Reserve for contingent
    losses on promissory
    notes sold                    $600,000                                        $300,000                $300,000
                                  ========                                        ========                ========