Form 10-Q
period 1997-03-31
HEALTHCARE SERVICES GROUP INC
filed 1997-05-14
CIK 731012

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1997                 Commission File Number  0-12015

                         HEALTHCARE SERVICES GROUP, INC.
             ( Exact name of registrant as specified in its charter)

         Pennsylvania                                         23-2018365
-------------------------------                     ----------------------------
(State or other jurisdiction of                     (IRS Employer Identification
     incorporation or organization)                               number)

           2643 Huntingdon Pike, Huntingdon Valley, Pennsylvania 19006
        -----------------------------------------------------------------
             (Address of principal executive office)      (Zip code)

Registrant's telephone number, including area code:              215-938-1661
                                                            --------------------

         Indicate mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days.

                 YES    /X/                  NO    / /

Number of shares of common stock, issued and outstanding as of May 7, 1997 is 7,308,993 shares.

                                      INDEX
                                      -----



PART I.                 FINANCIAL INFORMATION                           PAGE NO.
-------                 ---------------------                           --------

                        Balance Sheets as of  March 31, 1997 and
                               December 31, 1996                           2

                        Statements of Income for the Three Months
                               ended March 31, 1997 and 1996               3

                        Statements of Cash Flows for the Three Months
                                 ended March 31, 1997 and 1996             4

                        Notes to Financial Statements                  5  -  7

                        Management's Discussion and Analysis of
                             Financial Condition and Results of
                             Operations                                8  -  11



PART II.                OTHER INFORMATION                                 12
                        -----------------
SIGNATURES                                                                13

Exhibit Index                                                             E-1

HEALTHCARE SERVICES GROUP, INC.
         Balance Sheets

                                                                    March 31,    December 31,
                                                                       1997           1996
                                                                   (Unaudited)    (Audited)
                                                                   -----------    ---------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                 $  23,208,378    $  22,677,290
     Accounts and notes  receivable, less allowance
       for doubtful accounts of $3,812,000
       in 1997 and  in 1996                                       35,390,805       33,318,730
     Inventories and supplies                                      7,415,551        7,392,507
     Deferred income taxes                                           663,193          620,024
     Prepaid expenses and other                                    2,430,340        2,102,330
                                                                ------------     ------------

          Total current assets                                    69,108,267       66,110,881

PROPERTY AND EQUIPMENT:
     Laundry and linen equipment installations                    10,841,439       11,322,459
     Housekeeping equipment and office
       furniture                                                   7,818,089        7,534,025
     Autos and trucks                                                178,006          178,006
                                                                ------------     ------------

                                                                  18,837,534       19,034,490
     Less accumulated depreciation                                12,832,460       12,821,500
                                                                ------------     ------------

                                                                   6,005,074        6,212,990

COST IN EXCESS OF FAIR VALUE OF NET
  ASSETS ACQUIRED less accumulated
   amortization of  $1,231,942  in 1997  and
  $1,205,036  in  1996                                             2,123,534        2,150,440
DEFERRED INCOME TAXES                                              1,433,084        1,272,765
OTHER NONCURRENT ASSETS                                           10,898,530       10,698,571
                                                                ------------     ------------

                                                               $  89,568,489    $  86,445,647


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                          $   2,035,016    $   4,106,094
     Accrued payroll, accrued and withheld payroll taxes           4,971,063        2,954,099
     Other accrued expenses                                          236,100          810,785
     Income taxes payable                                          1,478,920           53,139
     Accrued insurance claims                                        858,779          752,450
                                                                ------------     ------------

          Total current liabilities                                9,579,878        8,676,567

ACCRUED INSURANCE CLAIMS                                           3,230,644        2,830,647
COMMITMENTS AND CONTINGENCIES  (Notes   2 and 3)


STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value: 15,000,000
       shares authorized, 8,090,243 shares
       issued in 1997 and 8,090,663 in 1996                           80,902           80,907
     Additional paid in capital                                   34,570,989       34,603,813
     Retained earnings                                            42,106,076       40,253,713

          Total stockholders' equity                              76,757,967       74,938,433

                                                               $  89,568,489    $  86,445,647
                                                                ============     ============


            See accompanying notes.

HEALTHCARE SERVICES GROUP, INC.
       Income Statements
          (Unaudited)





                                                               For the Three Months Ended
                                                                         March 31,
                                                            ------------            ------------
                                                                1997                    1996
                                                            ------------            ------------
Revenues                                                   $  41,414,490           $  39,410,651
Operating costs and expenses:
  Cost of services provided                                   35,271,313              33,570,692
  Selling, general and administrative                          3,507,038               3,013,349
Other income :
  Interest income                                                481,224                 191,165
                                                            ------------            ------------
Income before income taxes                                     3,117,363               3,017,775

Income taxes                                                   1,265,000               1,237,000
                                                            ------------            ------------


Net income                                                 $   1,852,363           $   1,780,775
                                                            ============            ============

Earnings per common share (Note 4)                         $        0.23           $        0.22
                                                            ============            ============

Weighted average number of common
  shares outstanding                                           8,210,542               8,164,995
                                                            ============            ============

See accompanying notes.

  HEALTHCARE SERVICES GROUP, INC.
      Statements of Cash Flows
            (Unaudited)

                                                                                                   For the Three Months Ended
                                                                                                            March 31,
                                                                                             ------------              ------------
                                                                                                 1997                      1996
                                                                                             ------------              ------------
Cash flows from operating activities:
  Net Income                                                                                 $  1,852,363              $  1,780,775
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                                                               465,806                   620,457
      Bad debt provision                                                                          375,000                   600,060
      Deferred income taxes (benefits)                                                           (203,488)                  (81,000)
      Tax benefit of stock option transactions                                                      2,807
   Changes in operating assets and liabilities:
      Accounts and notes receivable                                                            (2,447,075)               (2,996,806)
      Prepaid income taxes                                                                      1,247,641
      Inventories and supplies                                                                    (23,044)                   82,903
      Changes to long term notes receivable                                                      (279,856)                  302,069
      Accounts payable and other accrued expenses                                              (2,645,764)               (1,910,202)
      Accrued payroll, accrued and withheld payroll
       taxes                                                                                    2,016,963                 2,234,091
      Accrued insurance claims                                                                    506,325                   276,244
      Income taxes payable                                                                      1,425,781
      Prepaid expenses and other assets                                                          (248,114)                 (333,168)
                                                                                             ------------              ------------
          Net cash provided by operating activities                                               797,704                 1,823,064
                                                                                             ------------              ------------
Cash flows from investing activities:
  Disposals of fixed assets                                                                        69,730
  Additions to property and equipment                                                            (300,713)                 (596,237)
                                                                                             ------------              ------------
          Net cash used in investing activities                                                  (230,983)                 (596,237)
                                                                                             ------------              ------------
Cash flows from financing activities:
  Purchase of treasury stock                                                                     (174,744)                 (240,700)
  Proceeds from the exercise of stock options                                                     139,111                     4,425
                                                                                             ------------              ------------
          Net cash used in  financing activities                                                  (35,633)                 (236,275)
                                                                                             ------------              ------------

Net increase in cash and cash equivalents                                                         531,088                   990,552

Cash and cash equivalents at beginning of the year                                             22,677,290                16,335,886
                                                                                             ------------              ------------

Cash and cash equivalents at end of the period                                               $ 23,208,378              $ 17,326,438
                                                                                             ============              ============


                   See accompanying notes.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 -  Basis of Reporting

         The accompanying financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company, all adjustments considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 1996 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 1996. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 -   Other Contingencies

         The Company has a $13,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow, that expires on June 30, 1997. The Company anticipates that this credit line will be continued. Amounts drawn under the line are payable upon demand. At both March 31, 1997 and December 31, 1996, there were no borrowings under the line. However at March 31, 1997 and December 31, 1996, the Company had outstanding approximately $11,200,000 and $8,000,000, respectively of irrevocable standby letters of credit, which primarily relate to payment obligations under the Company's insurance program. As a result of letters of credit issued, the amount available under the line was reduced by approximately $11,200,000 at March 31, 1997 and $8,000,000 December 31, 1996.

         The Company is also involved in miscellaneous claims and litigations arising in the ordinary course of business. The Company believes that these matters, taken individually or in the aggregate, would not have a material adverse impact on the Company's financial position or results of operations.

Note 3  -  Provision for Estimated Cost Related to SEC Inquiry and Other Matters

         On March 21, 1996 the Staff of the SEC informed the Company that the SEC has accepted a settlement pertaining to certain allegations of violations of the Federal securities laws by the Company and certain of its officers with respect to periods ended on or before March 31, 1992. A settlement was concluded on October 16, 1996 when a final judgment, upon consent, was entered in the United States District Court for the Eastern District of Pennsylvania (96 Civ.6464) based on a complaint filed by the Securities and Exchange Commission against the

Company, two of its executive officers and one former officer, without admission or denial of the allegations of the complaint by any parties. The action had alleged violations of certain Federal securities laws, including anti-fraud, reporting, internal controls and books and records provisions thereof by the Company and such officers. The claims included alleged violations of Section 10b of the Exchange Act, Rule 10b-5 thereunder, Section 13a of the Exchange Act and Rules 13a-1, 13a-13 and 12b-20. The Company and such officers are permanently enjoined from violating certain provisions of the Federal Securities laws, and the Company and these individuals were required to pay civil penalties aggregating approximately $850,000, which was paid in December, 1996. The Company agreed to indemnify the current officers with respect to their payment obligations. The estimated monetary impact of this settlement plus related legal costs have been reflected in the accompanying financial statements.

         In addition, on or about May 24, 1996 the United States Attorney for the Eastern District of Pennsylvania filed a civil action against the Company. This pending litigation is primarily a result of and arises from (1) payments made by the Company for supplies which were allegedly furnished to clients of the Company and the actions of the Company after the payments were made and (2) payments made to certain clients of the Company in connection with the purchase of laundry installations from those clients.

         During 1995, the Company anticipated that it would incur a significant amount of legal and related costs in connection with these matters. The Company incurred approximately $950,000 of costs in 1995 and estimated that the additional costs which may be incurred in connection with these matters would be in a range of approximately $2,150,000 to $3,500,000 and accordingly accrued as of December 31, 1995 the estimated low range of this liability. The result of this $3,100,000 provision was to reduce 1995 net income by approximately $2,321,000 or $.28 per common share. Due to the uncertainty as to the costs remaining to be incurred relating to the United States Attorney civil action described above, the Company may incur additional legal and related costs in excess of the remaining amounts recorded ( $50,000 at March 31, 1997) in the accompanying financial statements. The ultimate outcome of this matter is uncertain and the amount of any additional liability which might finally exist cannot reasonably be estimated at this time.

Note 4 - New Accounting Pronouncement

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The new standard eliminates primary and fully diluted earnings per common share and requires presentation of basic and if applicable diluted earnings pre common share. Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive potential common shares such as stock options. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per common share in the financial statements.

PART I.

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto.

RESULTS OF OPERATIONS

         Revenues for the first quarter of 1997 increased by 5.1% over revenues in the corresponding 1996 quarter. The following factors contributed to the increase in first quarter revenues: service agreements with new clients in existing geographic areas increased revenues by 17.1%; service agreements with new clients in new geographical areas increased revenues 1.2%; and cancellations and other minor changes decreased revenues 13.2%.

         Cost of services provided as a percentage of revenues remained at 85.2% for the first quarter of 1997 as compared to the corresponding 1996 quarter. Although the cost of services as a percentage of revenue reflected no change in the aggregate, the primary factors affecting specific variations in the 1997 first quarter as compared to the 1996 first quarter are as follows: an increase of .8% in workers' compensation, general liability and other insurance costs and a .8% increase in the cost of labor; and offsetting these increases was a .6% decrease in the allowance for doubtful accounts; a .5% decrease in depreciation; and a .5% decrease in housekeeping, laundry and linen supply costs.

         Selling, general and administrative expenses as a percentage of revenue increased in the first quarter of 1997 to 8.5% as compared to 7.6% in the corresponding 1996 quarter. The increase is primarily attributable to additional costs associated with the expansion of the divisional and regional staffs, as well as the costs of installing a new computerized financial reporting system.

         The Company presently anticipates that it will incur a significant amount of additional legal and related costs in connection with the pending governmental civil lawsuit and related investigations and accordingly has established a provision for this purpose ( see Note 3 - Provision for Estimated Cost Related to SEC Inquiry and Other Matters ).


Liquidity and Capital Resources

         At March 31, 1997 the Company had working capital of $59,528,389 which represents a 4% increase over December 31, 1996 working capital of $57,434,314. Working capital continues to grow primarily as a result of higher accounts and notes receivable attributable to the Company's 5.1% increase in revenues for the three months ending March 31, 1997. The Company's current ratio at March 31, 1997 decreased to 7.2 to 1 compared to 7.6 to 1 at December 31, 1996.

         The net cash provided by the Company's operating activities was $797,704 for the three month period ended March 31, 1997. The components of working capital that required the largest amount of cash were: a $2,447,075 increase in accounts and notes receivable and a $2,645,764 decrease in accounts payable and other accrued expenses. The increase in accounts and notes receivable resulted primarily from the growth in the Company's revenues. The increased use of cash associated with accounts payable and other accrued expenses resulted primarily from the timing of payments to vendors.

         The Company expends considerable effort to collect the amounts due for its services on the terms agreed upon with its clients. Many of the Company's clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Whenever possible, when a client falls behind in making agreed-upon payments, the Company converts the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan, which therefore may enhance the ultimate collectibility of the amounts due. In some instances the Company obtains a security interest in certain of the debtors' assets.

         The Company encounters difficulty in collecting amounts due from certain of its clients, including those in bankruptcy, those which have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company has increased its bad debt provision by $375,000 in the first quarter of 1997. In making its evaluation, in addition to analyzing and anticipating, where possible, the specific cases described above, management considers the general collection risk associated with trends in the long-term care industry.

         The Company has a $13,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow, that expires on June 30, 1997. The Company anticipates that this credit line will be continued. Amounts drawn under the line are payable on demand. At March 31, 1997, there were no borrowings under the line. However, at such date, the amount available under the line had been reduced by approximately $11,200,000 as a result of contingent liabilities of the Company to the lender relating to letters of credit issued for the Company (See Note 2 of Notes to Financial Statements).

         At March 31, 1997, the Company had $23,208,378 of cash and cash equivalents, which it views as its principal measure of liquidity.

         In accordance with the Company's previously announced authorizations to purchase its outstanding common stock, the Company expended approximately $9,000,000 to purchase 786,000 shares of its common stock between April 3 and April 25, 1997 at an average price of $11.42 per share. The Company remains authorized by the Board of Directors to purchase an additional 100,000 shares.

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

Forward Looking Statements/Risk Factors

         Certain matters discussed may include forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, risks arising from the Company providing its services exclusively to the healthcare industry, credit and collection risks associated with this industry, unexpected increases in the costs of labor, materials, supplies and equipment used in performing its services and risks arising from pending litigation referred to in Note 3 of the Notes to Financial Statements including the possibility of increased legal and other costs.

         In addition, the Company believes that to improve its future financial performance it must continue to obtain service agreements with new clients, provide new services to existing clients, achieve modest price increases on current service agreements with existing clients and maintain internal cost reduction strategies at the various operational levels of the Company.
Additionally, the Company believes that its ability to sustain the internal development of managerial personnel is an important factor impacting future operating results in respect of projected growth strategies.


Effects of Inflation

         All of the Company's service agreements allow it to pass through to its clients increases in the cost of labor resulting from new wage agreements. The Company believes that it will be able to recover increases in costs attributable to inflation by continuing to pass through cost increases to its clients.

PART II.       Other Information
               -----------------

Item 1.            Legal Proceedings.                             Not Applicable

Item 2.            Changes in Securities.                         Not Applicable

Item 3.            Defaults under Senior Securities.              Not Applicable

Item 4.            Submission of Matters to a Vote of Security
                       Holders.                                   Not Applicable

Item 5.            Other Information.

                   (a) None

Item 6.            Exhibits and Reports on Form 8-K.

                   a) Exhibits

                   10.1 Amended and Restated 1996 Non-Employee Directors' Stock
                        Option Plan.

                   10.2 Amended and Restated 1995 Directors' Stock Option Plan.

                   10.3 Amended and Restated 1995  Incentive  and  Nonqualified
                        Stock Option Plan for Key Employees.

                   10.4 Amended and Restated 1991 Incentive Stock Option Plan.

                   27   Financial Data Schedule.

                   b) Reports on Form 8-K - None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HEALTHCARE SERVICES GROUP, INC.
                                     -------------------------------


May 13, 1997                         /s/ Daniel P. McCartney
-------------------------------      -------------------------------
Date                                 DANIEL P. McCARTNEY, Chief
                                       Executive Officer



May 13, 1997                         /s/ Thomas A. Cook
-------------------------------      -------------------------------
Date                                 THOMAS A. COOK,  President and
                                       Chief Operating Officer



May 13, 1997                         /s/ James L. DiStefano
-------------------------------      -------------------------------
Date                                 JAMES L. DiSTEFANO, Chief Financial
                                       Officer and Treasurer



May 13, 1997                         /s/ Richard W. Hudson
-------------------------------      -------------------------------
Date                                   RICHARD W. HUDSON, Vice
                                       President-Finance, Secretary and Chief
                                       Accounting Officer

                                 EXHIBIT INDEX


Number                          Description
------                          -----------

10.1      Amended and Restated 1996 Non-Employee Directors' Stock Option Plan.

10.2      Amended and Restated 1995 Directors' Stock Option Plan.

10.3      Amended and Restated 1995  Incentive  and  Nonqualified Stock Option
           Plan for Key Employees.

10.4      Amended and Restated 1991 Incentive Stock Option Plan.

27        Financial Data Schedule.