Form 10-Q
period 1997-06-30
HEALTHCARE SERVICES GROUP INC
filed 1997-08-12
CIK 731012

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1997                  Commission File Number  0-12015

                         HEALTHCARE SERVICES GROUP, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                      23-2018365
-------------------------------                   ----------------------------
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

Number of shares of common stock, issued and outstanding as of July 31, 1997 is 7,357,793 shares.

                                Total of 15 Pages

                                      INDEX
                                      -----

PART I.    FINANCIAL INFORMATION                                     PAGE NO.
           ---------------------                                     --------
           Balance Sheets as of  June 30, 1997 and
             December 31, 1996                                          2

           Statements of Income for the Three Months
             Ended June 30, 1997 and 1996                               3

           Statements of Income for the Six Months
             Ended June 30, 1997 and 1996                               4

           Statements of Cash Flows for the Six Months
             ended June 30, 1997 and 1996                               5

           Notes to Financial Statements                             6  to  8

           Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                              9 to  12

PART II.                OTHER INFORMATION                              13
                        -----------------
SIGNATURES                                                             14

HEALTHCARE SERVICES GROUP, INC.
         Balance Sheets

                                                                 June 30,             December 31,
                                                                   1997                   1996
                                                               (Unaudited)              (Audited)
                                                             ----------------       -----------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                   $ 14,640,509            $ 22,677,290
    Accounts and notes  receivable, less allowance
      for doubtful accounts of $3,812,000
      in 1997 and  in 1996                                        35,778,488              33,318,730
    Inventories and supplies                                       7,365,808               7,392,507
    Deferred income taxes                                            676,332                 620,024
    Prepaid expenses and other                                     2,298,078               2,102,330
                                                                ------------            ------------
         Total current assets                                     60,759,215              66,110,881

PROPERTY AND EQUIPMENT:
    Laundry and linen equipment installations                     10,867,360              11,322,459
    Housekeeping equipment and office
      furniture                                                    8,121,609               7,534,025
    Autos and trucks                                                 178,006                 178,006
                                                                ------------            ------------
                                                                  19,166,975              19,034,490
    Less accumulated depreciation                                 13,379,795              12,821,500
                                                                ------------            ------------
                                                                   5,787,180               6,212,990

COST IN EXCESS OF FAIR VALUE OF NET
  ASSETS ACQUIRED less accumulated
   amortization of  $1,258,848  in 1997  and
  $1,205,036  in  1996                                             2,096,628               2,150,440
DEFERRED INCOME TAXES                                              1,719,326               1,272,765
OTHER NONCURRENT ASSETS                                           11,852,082              10,698,571
                                                                ------------            ------------
                                                                $ 82,214,431            $ 86,445,647
                                                                ============            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                            $  3,445,368            $  4,106,094
    Accrued payroll, accrued and withheld payroll taxes            3,165,786               2,954,099
    Other accrued expenses   (Note 3)                              2,069,721                 810,785
    Income taxes payable                                             864,113                  53,139
    Accrued insurance claims                                         891,141                 752,450
                                                                ------------            ------------
         Total current liabilities                                10,436,129               8,676,567

ACCRUED INSURANCE CLAIMS                                           3,352,387               2,830,647
COMMITMENTS AND CONTINGENCIES  (Notes   2 and 3)


STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value: 15,000,000
      shares authorized, 7,350,493 shares
      issued in 1997 and 8,090,663 in 1996                            73,505                  80,907
    Additional paid in capital                                    26,032,133              34,603,813
    Retained earnings                                             42,320,277              40,253,713
                                                                ------------            ------------
         Total stockholders' equity                               68,425,915              74,938,433
                                                                ------------            ------------
                                                                $ 82,214,431            $ 86,445,647
                                                                ============            ============

                             See accompanying notes.

 HEALTHCARE SERVICES GROUP, INC.
        Income Statements
           (Unaudited)

                                                                         For the Three Months Ended
                                                                                  June 30,
                                                                  -------------------------------------
                                                                         1997                1996
                                                                  -------------------  ----------------
Revenues                                                                $ 45,537,260        40,836,772
Operating costs and expenses:
  Cost of services provided                                               38,840,378        34,564,205
  Selling, general and administrative                                      4,020,676         3,327,828
Other income (expense):
  Settlement of civil litigation (Note 3)                                 (1,800,000)
  Interest income                                                            359,995           205,168
                                                                       -------------       -----------
Income before income taxes                                                 1,236,201         3,149,907

Income taxes                                                               1,022,000         1,293,000
                                                                       -------------       -----------

Net income                                                              $    214,201       $  1,856,907
                                                                       =============       ============

Earnings per common share (Note 4)                                      $       0.03       $      0.23
                                                                       =============       ============

Weighted average number of common
  shares outstanding                                                       7,537,784         8,118,793
                                                                       =============       ============


See accompanying notes.

HEALTHCARE SERVICES GROUP, INC.
    Statements of Income
        (Unaudited)

                                                                         For the Six Months Ended
                                                                                  June 30,
                                                                  -------------------------------------
                                                                         1997                1996
                                                                  -------------------  ----------------
Revenues                                                                $ 86,951,750        80,247,424
Operating costs and expenses:
  Cost of services provided                                               74,111,691        68,134,897
  Selling, general and administrative                                      7,527,715         6,341,176
Other income (expense):
  Settlement of civil litigation  (Note 3)                                (1,800,000)
  Interest income                                                            841,220           396,332
                                                                        ------------      ------------
Income before income taxes                                                 4,353,564         6,167,683

Income taxes                                                               2,287,000         2,530,000
                                                                        ------------      ------------

Net income                                                              $  2,066,564      $  3,637,683
                                                                        ============      ============

Earnings per common share                                               $       0.26              0.45
                                                                        ============      ============
Weighted average number of common
  shares outstanding                                                       7,872,811      $  8,141,777
                                                                        ============      ============

See accompanying notes.

   HEALTHCARE SERVICES GROUP, INC.
       Statements of Cash Flows
             (Unaudited)

                                                                     For the Six Months Ended
                                                                              June 30,
                                                              --------------------------------------
                                                                   1997                   1996
                                                              ---------------       ----------------
Cash flows from operating activities:
  Net Income                                                    $   2,066,564          $   3,637,683
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                                1,068,912              1,082,264
      Bad debt provision                                             750,000              1,275,000
      Deferred income taxes (benefits)                              (502,869)              (126,166)
      Tax benefit of stock option transactions                        18,495
   Changes in operating assets and liabilities:
      Accounts and notes receivable                               (3,209,758)            (5,727,818)
      Prepaid income taxes                                                                1,466,294
      Inventories and supplies                                        26,699                131,066
      Changes to long term notes receivable                       (1,306,582)               942,140
      Accounts payable and other accrued expenses (Note 3)           598,209             (1,366,216)
      Accrued payroll, accrued and withheld payroll
       taxes                                                         211,686                 31,650
      Accrued insurance claims                                       660,431                321,982
      Income taxes payable                                           810,974                942,013
      Prepaid expenses and other assets                              (42,678)              (144,807)
                                                                ------------           ------------
          Net cash provided by operating activities                1,150,083              2,465,085
                                                                ------------           ------------
Cash flows from investing activities:
  Disposals of fixed assets                                          316,154
  Additions to property and equipment                               (905,443)            (1,194,109)
                                                                ------------           ------------
          Net cash used in investing activities                     (589,289)            (1,194,109)
                                                                ------------           ------------
Cash flows from financing activities:
  Purchase of treasury stock                                      (9,147,680)              (528,975)
  Proceeds from the exercise of stock options                        550,105                  4,425
                                                                ------------           ------------
          Net cash used in financing activities                   (8,597,575)              (524,550)
                                                                ------------           ------------

Net increase (decrease) in cash and cash equivalents              (8,036,781)               746,426

Cash and cash equivalents at beginning of the year                22,677,290             16,335,886
                                                                ------------           ------------

Cash and cash equivalents at end of the period                  $ 14,640,509           $ 17,082,312
                                                                ============           ============

See accompanying notes.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Reporting

         The accompanying financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company, all adjustments considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 1996 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 1996. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three and six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 - Other Contingencies

         The Company has a $13,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow. This line expires on September 30, 1997. The Company anticipates that this credit line will be continued. Amounts drawn under the line are payable upon demand. At both June 30, 1997 and December 31, 1996, there were no borrowings under the line. However at June 30, 1997 and December 31, 1996, the Company had outstanding approximately $11,200,000 and $8,000,000, respectively of irrevocable standby letters of credit, which primarily relate to payment obligations under the Company's insurance program. As a result of letters of credit issued, the amount available under the line was reduced by approximately $11,200,000 at June 30, 1997 and $8,000,000 December 31, 1996.. The Company is
also involved in miscellaneous claims and litigation arising in the ordinary course of business. The Company believes that these matters, taken individually or in the aggregate, would not have a material adverse impact on the Company's financial position or results of operations.

Note 3 - Provision for Estimated Cost Related to SEC Inquiry and Other Matters

         On July 24, 1997 the Company and the U.S. Attorney for the Eastern District of Pennsylvania reached a settlement of the pending civil litigation commenced by the United States Attorney on or about May 24, 1996. This litigation was a result of and arose from (1) payments made by the Company for supplies which were allegedly furnished to clients of the Company and the actions of the Company after the payments were made and (2) payments made to certain clients of the Company in connection with the purchase of laundry installations from those clients. All claims described in the complaint were settled through the payment in July, 1997 of $1,225,000 to the United States government. The monetary impact of this settlement plus estimated related legal costs of $575,000, amounting to approximately $1,800,000 has been accrued at June 30, 1997 and reduced the net income for the three and six month periods ended June 30, 1997 by $1,577,000 or $.21 per common share. The Company has not recorded an income tax benefit in the accompanying financial statements for the settlement payment of $1,225,000 and therefore the effective tax rates of 82.7% and 52.5% for the three and six month periods ended June 30, 1997 and 1996, respectively are in excess of the statutory rate. The Company and its officers denied all allegations, and all allegations against the Company and its officers were dismissed with prejudice.

         On March 21, 1996 the Staff of the SEC informed the Company that the SEC had accepted a settlement pertaining to certain allegations of violations of the Federal securities laws by the Company and certain of its officers with respect to periods ended on or before March 31, 1992. A settlement was concluded on October 16, 1996 when a final judgment, upon consent, was entered in the United States District Court for the Eastern District of Pennsylvania (96 Civ.6464) based on a complaint filed by the Securities and Exchange Commission against the Company, two of its executive officers and one former officer, without admission or denial of the allegations of the complaint by any parties. The action had alleged violations of certain Federal securities laws, including anti-fraud, reporting, internal controls and books and records provisions thereof by the Company and such officers. The claims included alleged violations of Section 10b of the Exchange Act, Rule 10b-5 thereunder, Section 13a of the Exchange Act and Rules 13a-1, 13a-13 and 12b-20. The Company and such officers are permanently enjoined from violating certain provisions of the Federal Securities laws, and the Company and these individuals were required to pay civil penalties aggregating approximately $850,000, which was paid in December, 1996. The Company agreed to indemnify its officers with respect to their payment obligations. The estimated monetary impact of this settlement plus related legal costs have been reflected in the December 31, 1995 financial statements.


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

Note 4 - New Accounting Pronouncement

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The new standard eliminates primary and fully diluted earnings per common share and requires presentation of basic and, if applicable, diluted earnings pre common share. Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive potential common shares, such as stock options. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per common share in the financial statements.

PART I.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto.

RESULTS OF OPERATIONS

         Revenues for the second quarter of 1997 increased by 11.5% over revenues in the corresponding 1996 quarter. Revenues for the six months ended June 30, 1997 increased by 8.4% over the corresponding 1996 period. The following factors contributed to the increase in revenues: service agreements with new clients in existing geographic areas increased revenues by 20.2 % for the second quarter and 13.1 % for the six month period; providing new services to existing clients increased revenues 6.5% for the second quarter and 3.3% for the six month period; and cancellations and other minor changes decreased revenues 15.2% for the second quarter and 8% for the six month period.

         Cost of services provided as a percentage of revenues increased to 85.3% for the second quarter of 1997 from 84.6% in the corresponding 1996 quarter. In addition, cost of services as a percentage of revenue increased slightly to 85.2% for the six month period ending June 30, 1997 from 84.9% in the same 1996 period. The primary factors affecting specific variations in the 1997 second quarter and six month periods' cost of services provided as a percentage of revenue and their effects on the respective .7% and .3% increases are as follows: in the second quarter an increase of 1.4% in supplies expense, an increase of .6% in the cost of labor and a .4% increase in workers' compensation, general liability and other insurance costs; and offsetting these increases was a 1.2% decrease in the allowance for doubtful accounts and other reserves; in the six month period an increase of .7% in the cost of labor, a .6% increase in supplies expense and an increase of .6% in workers' compensation, general liability and other insurance costs; and offsetting these increases was a decrease of 1.1% in the allowance for doubtful accounts and other reserves.

         Selling, general and administrative expenses as a percentage of revenue increased in the second quarter of 1997 to 8.8% as compared to 8.1% in the corresponding 1996 three month period. During the six month period ending June 30, 1997 selling general & administrative expenses as a percentage of revenue increased to 8.7% as compared to 7.9% in the corresponding 1996 period. The three and six month increases are primarily attributable to additional costs associated with the expansion of the divisional and regional staffs, as well as the costs of installing a new computerized financial reporting system.

         The Company presently estimates that it will incur approximately $1,800,000 of additional legal and related costs in connection with the settlement of the previously pending governmental civil lawsuit and accordingly has established a provision in this amount for this purpose (see Note 3 - Provision for Estimated Cost Related to SEC Inquiry and Other Matters). The Company has not recorded an income tax benefit in the accompanying financial statements for the settlement payment of $1,225,000 and therefore the effective tax rates of 82.7% and 52.5% for the three and six month periods ended June 30, 1997 and 1996, respectively are in excess of the statutory rate.

         Interest income increased during the three and six month periods ended June 30, 1997 due to higher average cash balances, as well as higher rates when compared to the corresponding 1996 periods.


Liquidity and Capital Resources

         At June 30, 1997 the Company had working capital and cash of $50,323,086 and $14,640,509 respectively which represents a 12% and 35% decrease as compared to December 31, 1996 working capital and cash of $57,434,314 and $22,677,290 respectively. The decline is primarily a result of the Company's expending approximately $9,100,000 for open market purchases of 802,000 shares of its common stock. As a result of the decline, the Company's current ratio at June 30, 1997 decreased to 5.8 to 1 compared to 7.6 to 1 atDecember 31, 1996.

         The net cash provided by the Company's operating activities was $1,150,083 and $2,465,085 for the six month periods ended June 30, 1997 and 1996, respectively. The principle source of cash flows from operating activities for the six months ended June 30, 1997 and 1996 was net income, depreciation and amortization and charges to operations for bad debt provisions, as well as a reduction in prepaid income taxes in 1996. The operating activity that used the largest amount of cash was a $4,516,340 and $4,785,678 increase in accounts and notes receivable at June 30, 1997 and 1996, respectively. The increase in accounts and notes receivable resulted primarily from the growth in the Company's revenues.

         The Company's principle use of cash in investing activities for the six month periods ended June 30, 1997 and 1996 is the purchase of housekeeping equipment and laundry equipment installations.

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

         The Company encounters difficulty in collecting amounts due from certain of its clients, including those in bankruptcy, those which have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company has increased its bad debt provision by $750,000 in the six month period ending June 30, 1997. In making its evaluation, in addition to analyzing and anticipating, where possible, the specific cases described above, management considers the general collection risk associated with trends in the healthcare industry.

         The Company has a $13,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow. The bank line expires on September 30, 1997. The Company anticipates that this credit line will be continued. Amounts drawn under the line are payable on demand. At June 30, 1997, there were no borrowings under the line. However, at such date, the amount available under the line had been reduced by approximately $11,200,000 as a result of contingent liabilities of the Company to the lender relating to letters of credit issued for the Company (See Note 2 of Notes to Financial Statements).

         At June 30, 1997, the Company had $14,640,509 of cash and cash equivalents, which it views as its principal measure of liquidity.

         In accordance with the Company's previously announced authorizations to purchase its outstanding common stock, the Company expended approximately $9,100,000 to purchase 802,000 shares of its common stock between March 6, 1997 and April 25, 1997 at an average price of $11.41 per share. The Company remains authorized by the Board of Directors to purchase an additional 100,000 shares.

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

Forward Looking Statements/Risk Factors

         Certain matters discussed in this report may include forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, risks arising from the Company providing its services exclusively to the healthcare industry, credit and collection risks associated with this industry, unexpected increases in the costs of labor, materials, supplies and equipment used in performing its services.

         In addition, the Company believes that in order to improve its financial performance it must continue to obtain service agreements with new clients, provide new services to existing clients, achieve modest price increases on current service agreements with existing clients and maintain internal cost reduction strategies at the various operational levels of the Company. Additionally, the Company believes that its ability to sustain the internal development of managerial personnel is an important factor impacting future operating results and successfully executing projected growth strategies.


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

PART II.         Other Information
                 -----------------

Item 1.          Legal Proceedings.
         (a) On July 24, 1997 the Company settled pending civil litigation which had been commenced by the United States Attorney for the Eastern District of Pennsylvania in the U.S. District Court (96 Civ.3940). Although the Company and its officers denied all allegations of the amended complaint, it determined that it was in the best interests of the Company to settle all claims described in the complaint through the payment to the U. S. government of $1,225,000. All allegations against the Company and its officers were dismissed with prejudice.

Item 2.          Changes in Securities.                         Not Applicable

Item 3.          Defaults under Senior Securities.              Not Applicable

Item 4.          Submission of Matters to a Vote of Security

           (c) The Company's Annual Meeting of Shareholders was held on May 13, 1997 for the purpose of electing a board of directors and approving the appointment of auditors.

               (1) All of management's nominees for directors were elected as follows:

                           Shares Voted                          Withheld
                             "FOR"
                           7,191,729                              13,260

               (2) Proposal to ratify selection of Grant Thornton LLP as the independent public accountants of the Company for its current fiscal year ending December 31, 1997 was approved as follows:

                           Shares Voted      Shares Voted          Shares
                              "FOR"          "AGAINST"          "ABSTAINING"
                           7,180,947          20,751               3,803

Item 5.          Other Information.

                    a)  None

Item 6.          Exhibits and Reports on Form 8-K.

                    a)  (27) Financial Data Schedule

                    b)  Reports on Form 8-K - None

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HEALTHCARE SERVICES GROUP, INC.


August 7, 1997                         /s/ Daniel P. McCartney
-------------------------              --------------------------------------
Date                                   DANIEL P. McCARTNEY, Chief
                                         Executive Officer



August 7, 1997                         /s/ Thomas A. Cook
-------------------------              --------------------------------------
Date                                   THOMAS A. COOK,  President and
                                         Chief Operating Officer



August 7, 1997                         /s/ James L. DiStefano
-------------------------              --------------------------------------
Date                                   JAMES L. DiSTEFANO, Chief Financial
                                         Officer and Treasurer



August 7, 1997                         /s/ Richard W. Hudson
-------------------------              --------------------------------------
Date                                   RICHARD W. HUDSON, Vice
                                         President-Finance, Secretary and Chief
                                         Accounting Officer