Form 10-Q
period 1997-09-30
HEALTHCARE SERVICES GROUP INC
filed 1997-11-14
CIK 731012

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1997            Commission File Number  0-12015

                         HEALTHCARE SERVICES GROUP, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Pennsylvania                         23-2018365
-----------------------------------         -----------------------------
(State or other jurisdiction of             (IRS Employer Identification
     incorporation or organization)                  number)

2643 Huntingdon Pike, Huntingdon Valley, Pennsylvania                19006
------------------------------------------------------------------------------
(Address of principal executive office)                           (Zip code)

Registrant's telephone number, including area code:     215-938-1661
                                                       ---------------

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

                          YES /X/      NO   /  /

Number of shares of common stock, issued and outstanding as of November 7, 1997 is 7,524,653.

                                Total of 15 Pages

                                      INDEX


PART I.       FINANCIAL INFORMATION                                PAGE NO.

               Balance Sheets as of September 30, 1997 and
                   December 31, 1996                                  2

               Statements of Income for the Three Months
                    Ended September 30, 1997 and 1996                 3

               Statements of Income for the Nine Months
                    Ended September 30, 1997 and 1996                 4

               Statements of Cash Flows for the Nine Months
                    Ended September 30, 1997 and 1996                 5

               Notes to Financial Statements                     6 to 8

               Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                  9 to 12

PART II.      OTHER INFORMATION                                      13
SIGNATURES                                                           14

HEALTHCARE SERVICES GROUP, INC.
        Balance Sheets

                                                                          September 30,               December 31,
                                                                              1997                       1996
                                                                           (Unaudited)                 (Audited)
                                                                       -----------------              -------------
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                     $   19,351,574                 $ 22,677,290
        Accounts and notes  receivable, less allowance
          for doubtful accounts of $4,187,000
          in 1997 and  $3,812,000 in 1996                                 36,546,154                   33,318,730
        Inventories and supplies                                           7,411,189                    7,392,507
        Deferred income taxes                                                810,366                      620,024
        Prepaid expenses and other                                         2,457,772                    2,102,330
                                                                      --------------                 ------------
             Total current assets                                         66,577,055                   66,110,881

 PROPERTY AND EQUIPMENT:
        Laundry and linen equipment installations                         10,944,978                   11,322,459
        Housekeeping equipment and office
          furniture                                                        8,507,551                    7,534,025
        Autos and trucks                                                     178,006                      178,006
                                                                      --------------                 ------------
                                                                          19,630,535                   19,034,490
        Less accumulated depreciation                                     13,861,346                   12,821,500
                                                                      --------------                 ------------
                                                                           5,769,189                    6,212,990
 COST IN EXCESS OF FAIR VALUE OF NET
   ASSETS ACQUIRED less accumulated
   amortization of  $1,285,753  in 1997  and
   $1,205,036  in  1996                                                    2,069,723                    2,150,440
 DEFERRED INCOME TAXES                                                     1,079,451                    1,272,765
 OTHER NONCURRENT ASSETS                                                  10,654,036                   10,698,571
                                                                      --------------                 ------------
                                                                      $   86,149,454                 $ 86,445,647
                                                                      ==============                 ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
        Accounts payable                                              $    3,447,335                 $  4,106,094
        Accrued payroll, accrued and withheld payroll taxes                5,771,245                    2,954,099
        Other accrued expenses                                               711,282                      810,785
        Income taxes payable                                               1,544,258                       53,139
        Accrued insurance claims                                             846,273                      752,450
                                                                      --------------                 ------------
             Total current liabilities                                    12,320,393                    8,676,567

 ACCRUED INSURANCE CLAIMS                                                  3,183,597                    2,830,647
 COMMITMENTS AND CONTINGENCIES  (Notes   2 and 3)


 STOCKHOLDERS' EQUITY:
        Common stock, $.01 par value: 15,000,000
        shares authorized, 7,389,063 shares issued
        and outstanding in 1997 and 8,090,663 in 1996                         73,891                       80,907
        Additional paid in capital                                        26,395,858                   34,603,813
        Retained earnings                                                 44,175,715                   40,253,713
                                                                      --------------                 ------------
             Total stockholders' equity                                   70,645,464                   74,938,433
                                                                      --------------                 ------------
                                                                      $   86,149,454                 $ 86,445,647
                                                                      ==============                 ============

                   See accompanying notes.

HEALTHCARE SERVICES GROUP, INC.
       Income Statements
           (Unaudited)

                                                          For the Three Months Ended
                                                                   September 30,
                                                        ------------------------------
                                                             1997              1996
                                                        ------------      ------------
Revenues                                                $ 47,209,073      $ 41,342,483
Operating costs and expenses:
  Cost of services provided                               40,078,568        35,631,791
  Selling, general and administrative                      4,259,971         3,137,780
Other income:
  Interest income                                            257,903           265,865
                                                        ------------     -------------
Income before income taxes                                 3,128,437         2,838,777

Income taxes                                               1,273,000         1,163,000
                                                        ------------     -------------

Net income                                              $  1,855,437     $   1,675,777
                                                        ============     =============

Earnings per common share   (Note   4)                  $       0.25     $        0.21
                                                        ============     =============

Weighted average number of common
  shares outstanding                                       7,524,629         8,108,189
                                                        ============     =============

See accompanying notes.

HEALTHCARE SERVICES GROUP, INC.
            Statements of Income
                      (Unaudited)





                                                           For the Nine Months Ended
                                                                   September 30,
                                                        ---------------------------------
                                                           1997                 1996
                                                        ------------       --------------
Revenues                                                $134,160,823       $121,589,907
Operating costs and expenses:
  Cost of services provided                              114,190,260        103,766,687
  Selling, general and administrative                     11,787,683          9,478,957
Other income (expense):
  Settlement of civil litigation  (Note 3)                (1,800,000)
  Interest income                                          1,099,123            662,197
                                                        ------------       ------------
Income before income taxes                                 7,482,003          9,006,460

Income taxes                                               3,560,000          3,693,000
                                                        ------------       ------------

Net income                                              $  3,922,003       $  5,313,460
                                                        ============       ============

Earnings per common share    (Note  4)                  $       0.51       $       0.65
                                                        ============       ============
Weighted average number of common
  shares outstanding                                       7,753,940          8,130,861
                                                        ============       ============

See accompanying notes.

HEALTHCARE SERVICES GROUP, INC.
 Statements of Cash Flows
   (Unaudited)

                                                                                 For the Nine Months Ended
                                                                                        September 30,
                                                                                 --------------------------
                                                                                   1997              1996
                                                                                 ----------         --------
Cash flows from operating activities:
  Net Income                                                                     $ 3,922,002        $ 5,313,460
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                                                1,598,078          1,598,856
      Bad debt provision                                                           1,125,000          1,725,000
      Deferred income taxes (benefits)                                                 2,972            (94,978)
      Tax benefit of stock option transactions                                        51,784
   Changes in operating assets and liabilities:
      Accounts and notes receivable                                               (4,352,424)        (3,290,009)
      Prepaid income taxes                                                                            1,466,184
      Inventories and supplies                                                       (18,682)          (145,323)
      Changes to long term notes receivable                                         (114,509)        (1,090,186)
      Accounts payable and other accrued expenses                                   (758,263)        (1,409,151)
      Accrued payroll, accrued and withheld payroll
       taxes                                                                       2,817,145          2,386,839
      Accrued insurance claims                                                       446,773            984,799
      Income taxes payable                                                         1,491,119            454,174
      Prepaid expenses and other assets                                             (196,399)          (465,808)
                                                                                 ------------       ------------
          Net cash provided by operating activities                                6,014,596          7,433,857
                                                                                 ------------       -------------
Cash flows from investing activities:
  Disposals of fixed assets                                                          162,452            294,620
  Additions to property and equipment                                             (1,236,009)        (1,877,065)
                                                                                 ------------       -------------
          Net cash used in investing activities                                   (1,073,557)        (1,582,445)
                                                                                 ------------       -------------
Cash flows from financing activities:
  Purchase of treasury stock                                                      (9,147,680)          (528,975)
  Proceeds from the exercise of stock options                                        880,925             91,725
                                                                                 ------------       -------------
          Net cash used in  financing activities                                  (8,266,755)          (437,250)
                                                                                 ------------       --------------

Net increase (decrease) in cash and cash equivalents                              (3,325,716)         5,414,162

Cash and cash equivalents at beginning of the year                                22,677,290         16,335,886
                                                                                 ------------       -----------

Cash and cash equivalents at end of the period                                   $19,351,574        $21,750,048
                                                                                 ===========        ===========

                       See accompanying notes.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 -  Basis of Reporting

         The accompanying financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company, all adjustments considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 1996 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 1996. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three and nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 -   Other Contingencies

         The Company has a $13,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow. This line expires on September 30, 1998. Amounts drawn under the line are payable upon demand. At both September 30, 1997 and December 31, 1996, there were no borrowings under the line. However at September 30, 1997 and December 31, 1996, the Company had outstanding approximately $11,200,000 and $8,000,000, respectively of irrevocable standby letters of credit, which primarily relate to payment obligations under the Company's insurance program. As a result of letters of credit issued, the amount available under the line was reduced by approximately $11,200,000 at September 30, 1997 and $8,000,000 at December 31, 1996.

         On October 28, 1997 the Company's Board of Directors authorized the future purchase of up to 600,000 shares of its common stock on the open market. The shares are to be purchased from time to time as determined by the Company.

         The Company is also involved in miscellaneous claims and litigation arising in the ordinary course of business. The Company believes that these matters, taken individually or in the aggregate, would not have a material adverse impact on the Company's financial position or results of operations.

Note 3  -  Provision for Estimated Cost Related to SEC Inquiry and Other Matters

         On July 24, 1997 the Company and the U.S. Attorney for the Eastern District of Pennsylvania reached a settlement of the pending civil litigation commenced by the United States Attorney on or about May 24, 1996. This litigation was a result of and arose from (1) payments made by the Company for supplies which were allegedly furnished to clients of the Company and the actions of the Company after the payments were made and (2) payments made to certain clients of the Company in connection with the purchase of laundry installations from those clients. All claims described in the complaint were settled through the payment in July, 1997 of $1,225,000 to the United States government. The Company and its officers denied all allegations, and all allegations against the Company and its officers were dismissed with prejudice. The monetary impact of this settlement plus estimated related legal costs of $575,000, amounting to approximately $1,800,000 was accrued at June 30, 1997 and reduced the net income for the nine month period ended September 30, 1997 by $1,577,000 or $.21 per common share. The Company has not recorded an income tax benefit in the accompanying financial statements for the settlement payment of $1,225,000 and therefore the effective tax rate of 47.6% for the nine month period ended September 30, 1997 is in excess of the statutory rate.

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

         During 1995, the Company anticipated that it would incur a significant amount of legal and related costs in connection with these matters. The Company incurred approximately $950,000 of costs in 1995 and estimated that the additional costs which could be incurred in connection with these matters would be in a range of approximately $2,150,000 to $3,500,000 and accordingly accrued as of December 31, 1995 the estimated low range of this liability. The result of this $3,100,000 provision was to reduce 1995 net income by approximately $2,321,000 or $.28 per common share.

Note 4 - New Accounting Pronouncement

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. The new standard eliminates primary and fully diluted earnings per common share and requires presentation of basic and, if applicable, diluted earnings per common share. Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive potential common shares, such as stock options. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per common share in the financial statements.

PART I.
ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto.

RESULTS OF OPERATIONS

         Revenues for the third quarter of 1997 increased by 14.2% over revenues in the corresponding 1996 quarter. Revenues for the nine months ended September 30, 1997 increased by 10.3% over the corresponding 1996 period. The following factors contributed to the increase in revenues: service agreements with new clients in existing geographic areas increased revenues by 16.9% for the third quarter and 13.3% for the nine month period; providing new services to existing clients increased revenues 7.2% for the third quarter and 4.7% for the nine month period; and cancellations and other minor changes decreased revenues 9.9% for the third quarter and 7.7% for the nine month period.

         Cost of services provided as a percentage of revenues decreased to 84.9% for the third quarter of 1997 from 86.2% in the corresponding 1996 quarter. In addition, cost of services as a percentage of revenue decreased to 85.1% for the nine month period ending September 30, 1997 from 85.3% in the same 1996 period. The primary factors affecting specific variations in the 1997 third quarter and nine month periods' cost of services provided as a percentage of revenue and their effects on the respective 1.3% and .2% decreases are as follows: in the third quarter an increase of 2.8% in supplies expense; offsetting this increase was a decrease of 1.6% in the cost of labor and a 1.3% decrease in workers' compensation, general liability and other insurance costs; in the nine month period a 1.2% increase in supplies expense; and offsetting this increase was a decrease of .9% in the allowance for doubtful accounts and other reserves.

         Selling, general and administrative expenses as a percentage of revenue increased in the third quarter of 1997 to 9.0% as compared to 7.6% in the corresponding 1996 three month period. During the nine month period ending September 30, 1997 selling general & administrative expenses as a percentage of revenue increased to 8.8% as compared to 7.8% in the corresponding 1996 period. The three and nine month increases are primarily attributable to additional costs associated with the expansion of the divisional and regional staffs, as well as the costs of installing a new computerized financial reporting system.

         The Company estimated in the second quarter of 1997 that it would incur approximately $1,800,000 of additional legal and related costs in connection with the settlement of the previously pending governmental civil lawsuit and accordingly established a provision in this amount for this purpose ( see Note 3
- Provision for Estimated Cost Related to SEC Inquiry and Other Matters ). The Company has not recorded an income tax benefit in the accompanying financial statements for the settlement payment of $1,225,000 and therefore the effective tax rates of 47.6% for the nine month period ended September 30, 1997 is in excess of the statutory rate.

         Interest income increased in the nine month period ending September 30, 1997 compared to the same 1996 period principally due to higher average cash balances. The interest income decrease in the third quarter of 1997, as compared to the first and second quarters of 1997 was primarily attributable to reduced cash balances resulting from the Company's expenditure of approximately $9,100,000 for a common stock buy-back which occurred during the first six months of 1997.

Liquidity and Capital Resources

         At September 30, 1997 the Company had working capital and cash of $54,256,662 and $19,351,574 respectively which represents a 6% and 15% decrease as compared to December 31, 1996 working capital and cash of $57,434,314 and $22,677,290, respectively. The decline is primarily a result of the Company's expending approximately $9,100,000 for open market purchases of 802,000 shares of its common stock. As a result of the stock buy-back and the timing of payroll payments, the Company's current ratio at September 30, 1997 decreased to 5.4 to 1 compared to 7.6 to 1 at December 31, 1996.

         The net cash provided by the Company's operating activities was $6,014,596 and $7,433,857 for the nine month periods ended September 30, 1997 and 1996, respectively. The principle source of cash flows from operating activities for the nine month periods ended September 30, 1997 and 1996 was net income, timing of payments for payroll, payroll related taxes and income taxes, depreciation and amortization and charges to operations for bad debt provisions, as well as a reduction in prepaid income taxes in 1996. The operating activity that used the largest amount of cash was a $4,466,933 and $4,380,195 increase in accounts and current and long term notes receivable at September 30, 1997 and 1996, respectively. The increase in these amounts resulted primarily from the growth in the Company's revenues.

         The Company's principle use of cash in investing activities for the nine month periods ended September 30, 1997 and 1996 is the purchase of housekeeping equipment and laundry equipment installations.

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

         The Company encounters difficulty in collecting amounts due from certain of its clients, including those in bankruptcy, those which have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company has increased its bad debt provision by $1,125,000 in the nine month period ending September 30, 1997. In making its evaluation, in addition to analyzing and anticipating, where possible, the specific cases described above, management considers the general collection risk associated with trends in the healthcare industry.

         The Company has a $13,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow. The bank line expires on September 30, 1998. The Company anticipates that this credit line will be continued. Amounts drawn under the line are payable on demand. At September 30, 1997, there were no borrowings under the line. However, at such date, the amount available under the line had been reduced by approximately $11,200,000 as a result of contingent liabilities of the Company to the lender relating to letters of credit issued for the Company (See Note 2 of Notes to Financial Statements).

         In accordance with the Company's previously announced authorizations to purchase its outstanding common stock, the Company expended approximately $9,100,000 to purchase 802,000 shares of its common stock between March 6, 1997 and April 25, 1997 at an average price of $11.41 per share. The Company remains authorized to purchase approximately 100,000 shares pursuant to previous Board of Directors' actions. Additionally, on October 28, 1997 the Company's Board of Directors authorized the future purchase of up to an additional 600,000 shares of its common stock on the open market.

         The level of capital expenditures by the Company is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment and laundry and linen equipment installations. Although the Company has no specific material commitments for capital expenditures during calendar year 1997, it estimates that it will incur capital expenditures of approximately $2,000,000 during this year in connection with housekeeping equipment and laundry and linen equipment installations in its clients' facilities, as well as hardware and software expenditures relating to the implementation of a new computerized financial reporting system. The Company believes that its cash from operations, existing balances and available credit line will be adequate for the foreseeable future to satisfy the needs of its operations and to fund its continued growth. However, if the need arose, the Company would seek to obtain capital from such sources as long-term debt or equity financing.

Effects of Inflation

         All of the Company's service agreements allow it to pass through to its clients increases in the cost of labor resulting from new wage agreements. The Company believes that it will be able to recover increases in costs attributable to inflation by continuing to pass through cost increases to its clients.

Forward Looking Statements/Risk Factors

         Certain matters discussed in this report may include forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, risks arising from the Company providing its services exclusively to the healthcare industry, credit and collection risks associated with this industry. Additionally, the Company's operating results would be adversely effected if unexpected increases in the costs of labor, materials, supplies and equipment used in performing its services could not be passed on to clients.

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

PART II.                  Other Information

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

Item 4.                    Submission of Matters to a Vote
                             of Security Holders               Not Applicable


Item 5.                    Other Information.

                             a) None

Item 6.                    Exhibits and Reports on Form 8-K.

                             a) Exhibits -

                                10.6 - Amended Restated 1996 Non-Employee
                                       Directors' Stock Option Plan
                                27   - Financial data schedule

                             b) Reports on Form 8-K    -   None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HEALTHCARE SERVICES GROUP, INC.


November 14, 1997                           /s/ Daniel P. McCartney
--------------------------------            ----------------------------------
Date                                            DANIEL P. McCARTNEY, Chief
                                                Executive Officer



November 14, 1997                           /s/ Thomas A. Cook
-----------------                           ---------------------------------
Date                                        THOMAS A. COOK,  President
                                            and Chief Operating Officer



November 14, 1997                           /s/ James L. DiStefano
-----------------                           ---------------------------------
Date                                        JAMES L. DiSTEFANO, Chief
                                            Financial Officer and
                                            Treasurer



November 14, 1997                           /s/ Richard W. Hudson
-----------------                           --------------------------------
Date                                        RICHARD W. HUDSON, Vice
                                            President-Finance,
                                            Secretary and Chief
                                            Accounting Officer