Form 10-K
period 1997-12-31
HEALTHCARE SERVICES GROUP INC
filed 1998-03-19
CIK 731012

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                                  (Mark One)
      (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1997
                                      OR
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                       For the transition period from           to

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

          2643 Huntingdon Pike, Huntingdon Valley, Pennsylvania 19006
          -----------------------------------------------------------
              (Address of principal executive offices) (Zip code)

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
                                YES  X  NO
                                    ---    ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item
   405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
                   10-K or any amendment to this Form 10-K.
                                YES  X  NO
                                    ---    ---

The aggregate market value of voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant as of March 13, 1998 was approximately $93,556,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: At March 13, 1998 there were outstanding 7,448,463 shares of the Registrant's Common Stock,
                               $.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information required by Part III of Form 10-K will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Registrant pursuant to Regulation 14A within 120 days after the close of its fiscal year.

                                    PART I



         References made herein to the Company include Healthcare Services Group, Inc. and its wholly owned subsidiary HCSG Supply, Inc., unless the context otherwise requires.

Item I.           Business

(a)      General

         Healthcare Services Group, Inc. (the "Company" or the "Registrant") provides housekeeping, laundry, linen and food services to the healthcare industry, including nursing homes, retirement complexes, sub-acute and rehabilitation centers and hospitals. The Company believes that it is the largest provider of contractual housekeeping and laundry services to the long-term care industry in the United States, rendering such services to approximately 850 facilities in 42 states and Canada as of December 31, 1997.

(b)      Not Applicable

(c)      Description of Services

         The Company provides management, administrative and operating expertise and services to the housekeeping, laundry, linen and dietary departments of the healthcare industry. The Company's labor force is also interchangeable with respect to each of these services, with the exception of food services. The Company believes that each service it performs is similar in nature and each provides similar opportunity for growth. Accordingly, the Company does not deem it meaningful to identify the percentage of revenues derived from each of the several services which it performs.

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

         Linen services. Linen services is the other significant service sector of the Company. It involves providing and laundering the sheets, pillow cases, blankets, towels, uniforms and assorted linen items used by the facilities. At most of the facilities that utilize the Company's linen services, the equipment is generally either acquired and installed by the Company, or the existing laundry installations are purchased from the facility and upgraded when required. Each such installation generally requires initial capital outlays by the Company of from $50,000 to $250,000 depending on the size of the facility, installation and construction cost and the amount of equipment required. The Company could incur relocation or other costs in the event of the cancellation of a linen agreement where there was an investment by the Company in a corresponding laundry installation.

From January 1, 1995 through December 31, 1997, the Company's services were cancelled by thirty-eight facilities with respect to which the Company had previously invested in a laundry installation. Laundry installations relating to agreements cancelled in 1997 and 1995 resulted in the Company receiving approximately $41,000 and $15,000 less, respectively than the net amount at which these assets were recorded on its balance sheet. In 1996, laundry installations, relating to clients who terminated their service agreements, were sold to the Company's clients for an amount in excess of the net amount recorded on the Company's balance sheet. Linen supplies are, in most instances also owned by the Company, and the Company maintains a sufficient inventory of these items in order to ensure their availability. The Company provides linen services to approximately half of the facilities for which it provides housekeeping and laundry services.

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

         Food services. The Company commenced providing food services to a limited number of clients in 1997. Food services consist of the development of a menu that meets the residents dietary needs, purchasing and preparing the food to assure the residents receive an appetizing meal, and participation in monitoring the residents' ongoing nutrition status. On-site management is responsible for all daily food service activities, with regular support being provided by a district manager specializing in food service, as well as a registered dietitian. In 1998, the Company will continue to offer to its existing, new and prospective clients this service and believes the growth in providing this service will be consistent with the growth projected for all other services being provided.

         Laundry installations sales. The Company (as distributor of laundry equipment) sells laundry installations to its clients which generally represent the construction and installation of a turn-key operation. With regard to laundry installation sales, the Company generally offers payment terms, ranging from 36 to 60 months. There were no service agreement cancellations in either 1997 or 1996 by clients who have purchased laundry installations from the Company , although in 1995 two facilities that purchased laundry installations from the Company canceled the Company's services. With respect to the 1995 canceled service agreements, the Company received approximately $18,000 less than the net amount recorded on its balance sheet as of the dates of such cancellations. During the years 1995 through 1997, laundry installation sales were not material as the Company prefers to own such laundry installations in connection with performance of its service agreements.

                       Operational-Management Structure

         By applying its professional management techniques, the Company is able to contain certain housekeeping and laundry costs on a continuing basis. The Company provides its services through a network of management personnel, as illustrated below.


------------------------------------------------------------------------------
                          Vice President - Operations
------------------------------------------------------------------------------

------------------------------------------------------------------------------
                           Divisional Vice President
                                 (5 Divisions)
------------------------------------------------------------------------------

------------------------------------------------------------------------------
                        Regional Vice President/Manager
                                 (18 Regions)
------------------------------------------------------------------------------

------------------------------------------------------------------------------
                               District Manager
                                (82 Districts)
------------------------------------------------------------------------------

------------------------------------------------------------------------------
                               Training Manager
------------------------------------------------------------------------------

------------------------------------------------------------------------------
                             Facility Manager and
                          Assistant Facility Manager
------------------------------------------------------------------------------


         Each facility is managed by an on-site Facility Manager, an Assistant Facility Manager, and if necessary, additional supervisory personnel. Districts, typically consisting of from eight to twelve facilities, are supported by a District Manager and a Training Manager. District Managers bear overall responsibility for the facilities within their districts. They are generally based within close proximity to each facility. These managers provide active support to clients in addition to the support provided by the Company's on-site management. Training Managers are responsible for the recruitment, training and development of Facility Managers. At December 31, 1997, the Company maintained 18 regions within five divisions. A division consists of two to six regions within a specific geographical area. A Divisional Vice President manages each division. Additionally, each division, with the exception of Food Service, has a Divisional Vice President-Sales who supports the Divisional Vice President by managing the marketing efforts of the regions. Each region is headed by a Regional Vice President/Manager and a Regional Sales Director who assumes primary responsibility for marketing the Company's services. Regional Vice President/Managers report to Divisional Vice Presidents who in turn report to the Vice President of Operations. With respect to the Food Service division, the Divisional Vice President assumes primary responsibility for the marketing efforts of his division. Such efforts are supplemented by the Food Service division Regional Managers, as well as the other divisions' sales and marketing personnel. The Company believes that its divisional, regional and district organizational structure facilitates its expansion into new geographic areas, as well as its ability to sell new services to existing clients.

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

         In 1997 the long-term care market consisted of approximately 23,000 facilities, according to estimates of the Department of Health and Human Services. The facilities primarily range in size from small private facilities with 65 beds to facilities with over 500 beds. The Company markets its services primarily to facilities with 100 or more beds. The Company believes that less than five percent of long-term facilities use outside providers of housekeeping and laundry services such as the Company.

                              Marketing and Sales

         The Company's services are marketed at four levels of the Company's organization: at the corporate level by the Chief Executive Officer, President and the Vice President of Operations, at the divisional level by Divisional Vice Presidents and Divisional Vice Presidents- Sales; at the regional level by the Regional Vice Presidents/Managers and Regional Sales Directors; and at the district level by District Managers. The Company provides incentive compensation to its operational personnel based on achieving budgeted earnings and to its Divisional Vice Presidents- Sales and Regional Sales Directors based on achieving budgeted earnings and new business revenues.

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

                              Service Agreements

         The Company offers two kinds of service agreements, a full service agreement or a management agreement. In a full service agreement, the Company assumes both management and payroll responsibility for the hourly housekeeping, laundry and food service employees.

         The Company typically adopts and follows the client's employee wage structure, including its policy of wage rate increases, and passes through to the client any labor cost increases associated with wage rate adjustments. Some full service housekeeping and laundry agreements also include linen services. Under a management agreement, the Company provides management and supervisory services while the client facility retains payroll responsibility for its hourly employees. Substantially all of the Company's agreements are full service agreements. These agreements typically provide for a one year term, cancelable by either party upon 30 days' notice after the initial 90-day period. As of December 31, 1997, the Company provided services to approximately 850 client facilities.

         Although the service agreements are cancelable on short notice, the Company has historically had a favorable client retention rate and expects to be able to continue to maintain satisfactory relationships with its clients. The risk associated with short-term agreements have not materially affected either the Company's linen services, which generally require a capital investment, or laundry installation sales, which require the Company to finance the sales price. Such risks are often mitigated by certain provisions set forth in the agreements which are entered into by the Company. In cases where the Company has purchased the laundry installation from its clients, many of the linen service agreements require that in the event the Company's services are terminated, the client becomes obligated to purchase the laundry installation from the Company at a price no less than the value recorded on the Company's financial statements at the time of termination. The laundry installation sales agreements generally obligate the purchaser to pay for such installation upon terms independent of the services rendered by the Company.

         From time to time, the Company encounters difficulty in collecting amounts due from certain of its clients, including those in bankruptcy, those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company increased its bad debt provisions by $899,551, $2,050,000 and $1,672,594 in 1997, 1996 and 1995 respectively. In making its evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, management considers the general collection risk associated with trends in the long-term care industry.


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

                                   Employees

         At December 31, 1997, the Company employed 1,729 management and supervisory personnel. Of these employees, 177 held executive, management and office support positions, and 1,552 of these salaried employees were on-site management personnel. On such date, the Company employed approximately 10,451 hourly employees. Many of the Company's hourly employees were previous support employees of the Company's clients. In addition, the Company manages hourly employees who remain employed by certain of its clients.

         Approximately 15% of the Company's hourly employees are unionized. These employees are subject to collective bargaining agreements that are negotiated by individual facilities and are assented to by the Company so as to bind the Company as an "employer" under the agreements. The Company may be adversely affected by relations between its client facilities and the employee unions. The Company is a party to negotiated collective bargaining agreements with respect to approximately 70 employees at eight facilities. The Company believes its employee relations are satisfactory.

(d) Risk Factors - Certain matters discussed in this report may include forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, risks arising from the Company providing its services exclusively to the healthcare industry, credit and collection risks associated with this industry. Additionally, the Company's operating results would be adversely effected if unexpected increases in the costs of labor, materials supplies and equipment used in performing its services could not be passed on to clients.

         In addition, the Company believes that in order to improve its financial performance it must continue to obtain service agreements with new clients, as well as providing new services to existing clients, achieve modest price increases on current service agreements with existing clients and maintain internal cost reduction strategies at the various operational levels of the Company. Furthermore, the Company believes that its ability to sustain the internal development of managerial personnel is an important factor impacting future operating results in respect to successfully executing projected growth strategies.

(e) Financial Information About Foreign and Domestic Operations and Export
Sales

         Not Applicable

Item 2.  Properties

         The Company leases its corporate offices, located at 2643 Huntingdon Pike, Huntingdon Valley, Pennsylvania 19006, which consists of 6,638 square feet. The term of the lease expires on March 31, 2001. The Company also leases office space at other locations in Pennsylvania, Massachusetts, Florida, Illinois, California, Colorado, Georgia, Missouri, Ohio and Texas. These locations serve as divisional or regional offices. In addition, the Company leases warehouse space in Pennsylvania, Illinois and Florida for HCSG Supply, Inc.. Each office consists of approximately 1,000 square feet, and each warehouse consists of approximately 5,000 square feet. None of these leases is for more than a five-year term.

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


Item 3. Legal Proceedings.

         As of December 31, 1997, there were no material pending legal proceedings to which the Company was a party or of which any of its property was subject other than routine litigation or claims believed to be adequately covered by insurance.

Item 4.  Submission of Matters to a Vote of Security Holders

                  Not applicable


                                    PART II



Item 5.  Market for Registrant's Common Stock and Related Security
         Holder Matters

(a)      Market Information

         The Company's common stock, $.01 par value (the "Common Stock") is traded on the NASDAQ National Market System. On December 31, 1997, there were 7,386,863 shares of Common Stock outstanding.

         The high and low bides for the Common Stock during the two years ended December 31, 1997, ranged as follows

                                    1997 High         1997 Low
                                    ---------         --------
1st Qtr.                              12 1/2           10 1/8
2nd Qtr.                              12 1/2           10
3rd Qtr.                              14               11 1/2
4th Qtr.                              14 3/8           12 1/4

                                    1996 High         1996 Low
                                    ---------         --------
1st Qtr.                              10 15/16         7 9/16
2nd Qtr.                              10 3/8           7 3/4
3rd Qtr.                              11 1/4           8 7/8
4th Qtr.                              11 1/8           9 1/2

(b)      Holders

         As of March 13, 1998, there were approximately 400 holders of record of the common stock, including stock held in nominee name by brokers or other nominees. It is estimated that there are approximately 3,200 beneficial holders.

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

         The information called for herein is incorporated by reference to pages 8 through 26 of the Company's Annual Report to Shareholders for the year ended December 31, 1997.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         Not Applicable

HEALTHCARE SERVICES GROUP INC.


SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

The selected financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, the Financial Statements and Notes thereto.

                                                          (IN THOUSANDS EXCEPT FOR PER SHARE DATA AND EMPLOYEES)
                                                      -------------------------------------------------------------
YEARS ENDED DECEMBER 31:                              1997         1996          1995          1994        1993
                                                      ----         ----          ----          ----        ----
Revenues ..........................................   $181,359     $162,482      $148,747      $136,414    $114,275
Income before
  extraordinary item and
  cumulative effect of change in
  accounting for income taxes .....................   $  5,894     $  6,889      $  3,941      $  6,400    $  5,531
Extraordinary item - class action
  litigation settlement, net of
  income tax benefit ..............................                                                        $ (1,437)
Cumulative effect of change
  in accounting for income taxes...................                                                        $    104
Net income ........................................   $  5,894     $  6,889      $  3,941      $  6,400    $  4,198
Basic earnings per common
  share before extraordinary item
  and cumulative effect of change
  in accounting for income taxes ..................   $    .78     $    .85      $    .48      $    .80    $    .70
Extraordinary item, net of
  income tax benefit ..............................                                                        $   (.18)
Cumulative effect of change
  in accounting for income taxes ..................                                                        $    .01
Basic earnings per common share ...................   $    .78     $    .85      $    .48      $    .80    $    .53
Diluted earnings per common
  share before extraordinary item
  and cumulative effect of
  change in accounting for
  income taxes ....................................   $    .76     $    .85      $    .48      $    .79    $    .70
Extraordinary item, net of
  income tax benefit ..............................                                                            (.18)
Cumulative effect of change in
  accounting for income taxes .....................                                                             .01
Diluted earning per common share ..................   $    .76     $    .85      $    .48      $    .79    $    .53
Weighted average number of common shares
  outstanding for basic EPS .......................      7,569        8,104         8,140         8,029       7,886
Weighted average number of common shares
  outstanding for diluted EPS .....................      7,719        8,136         8,223         8,142       7,907

As of December 31:
Working Capital ...................................   $ 55,706     $ 57,434      $ 51,068      $ 46,146    $ 41,106
Total Assets ......................................   $ 84,890     $ 86,446      $ 80,290      $ 75,815    $ 68,862
Long-Term Obligations .............................   $     -      $     -       $     -       $    300    $    600
Stockholders' Equity ..............................   $ 72,227     $ 74,938      $ 68,470      $ 62,124    $ 55,045
Book Value Per Share ..............................   $   9.78     $   9.26      $   8.41      $   7.83    $   6.99
Employees .........................................     12,180       11,217        10,911        10,808       8,880

============================
THE FOLLOWING
DISCUSSION AND ANALYSIS
SHOULD BE READ IN             MANAGEMENT'S DISCUSSION AND
CONJUNCTION WITH THE          ANALYSIS OF FINANCIAL CONDITION
FINANCIAL STATEMENTS          AND RESULTS OF OPERATIONS
AND NOTES THERETO.
--------------------------------------------------------------------------------

     Results of Operations




   From 1993 through 1997, the Company's revenues grew at a compound annual rate of 12%. This growth was achieved through obtaining new clients in both existing and newly developed market areas, as well as providing additional services to existing clients. Although there can be no assurance thereof, the Company anticipates future growth, although its compound growth rates will likely decrease as growth is measured against the Company's increasing revenue base.

The following table sets forth for the years indicated the percentage which certain items bear to revenues:

                                                         RELATION TO TOTAL REVENUES
                                                          YEARS ENDED DECEMBER 31,
                                                -----------------------------------------------
                                                  1997               1996                1995
                                                  ----               ----                ----
Revenues . . . . . . . . . . . . . . . . .       100.0%              100.0%              100.0%
Operating costs and expenses:
  Costs of services provided . . . . . . .        85.1                85.7                85.6
  Selling, general and administrative. . .         8.8                 8.0                 8.2
  Recovery of contingent losses on
    promissory notes sold  . . . . . . . .         -                   -                  (0.2)
Interest income  . . . . . . . . . . . . .          .8                  .7                  .6
Provision for estimated cost related to
  SEC inquiry and other matters (Note 9) .        (1.0)                -                  (2.1)
                                                 ------              ------              ------
Income before income taxes,  . . . . . . .         5.9                 7.0                 4.9
Income taxes . . . . . . . . . . . . . . .         2.6                 2.8                 2.3
                                                 ------              ------              ------
Net income . . . . . . . . . . . . . . . .         3.3%                4.2                 2.6%
                                                 ======              ======              ======

1997 COMPARED WITH 1996

  Revenues increased 12% to $181,359,305 in 1997 from $162,482,169 in 1996.
The following factors contributed to the increase in revenues: service agreements with new clients in existing geographic areas increased revenues 16.8%; new services to existing clients increased revenues 5.2%; and cancellations and other minor changes decreased revenues 10%.

  Costs of services provided as a percentage of revenues decreased to 85.1% in 1997 from 85.7% in 1996. The primary factors affecting specific variations in the 1997 cost of services provided as a percentage of revenue and their effects on the .6% decrease are as follows: decrease in allowance for doubtful accounts of .9%; decrease in workers' compensation, general liability and other insurance of .7%; offsetting these decreases was an increase of 1.2% in the cost of supplies consumed in performing services.

  Selling, general and administrative expenses as a percentage of revenue increased to 8.8% in 1997 as compared to 8.0% fiscal year 1996. The increase is primarily a result of the additional costs associated with the expansion of the Company's divisional and regional staffs, as well as the costs of installing a new computerized financial reporting system.

  In the second quarter of 1997 the Company established a provision $1,800,000 for additional legal and related costs in connection with the settlement of a previously pending civil lawsuit which was fully settled in July 1997. (see Note 9 - Provision for Estimated Cost Related to SEC Inquiry and Other Matters)

HEALTHCARE SERVICES GROUP INC.

--------------------------------------------------------------------------------

1996 COMPARED WITH 1995
--------------------------------------------------------------------------------
  Revenues increased 9% to $162,482,169 in 1996 from $148,746,773 in 1995.
The following factors contributed to the increase in revenues: service agreements with new clients in existing geographic areas increased revenues 19.0%; geographic expansion increased revenues .8%; and cancellations and other minor changes decreased revenues 10.8%.

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

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------
  At December 31, 1997 the Company had working capital and cash of $55,705,917 and $17,774,219 respectively which represents a 3% and 22% decrease as compared to December 31, 1996 working capital and cash of $57,434,314 and $22,677,290, respectively. The decline is primarily a result of the Company's expending approximately $10,900,000 for open market purchases of 942,500 shares of its common stock. As a result of the stock buy-back the Company's current ratio at December 31, 1997 decreased to 6.7 to 1 from 7.6 to 1 at December 31, 1996.

  The net cash provided by the Company's operating activities was $5,364,992 for the year ended December 31, 1997. The principle source of cash flows from operating activities for 1997 was net income, depreciation and amortization, charges to operations for bad debt provisions and the timing of payments for payroll and payroll related taxes. The operating activity that used the largest amount of cash was a $4,261,684 increase in accounts and current and long term notes receivable, as well as a $506,560 increase in prepaid expenses and other assets. The increase in accounts and current and long term notes receivable resulted primarily from the growth in the Company's revenues. The increase in prepaid expenses and other assets primarily resulted from payments made in connection with laundry installations not complete as of December 31, 1997.

  The Company's principle use of cash in investing activities for the year ended December 31, 1997 was the purchase of housekeeping equipment and laundry equipment installations.

--------------------------------------------------------------------------------

  At December 31, 1996, the Company had working capital of $57,434,314 which represents an 12% increase over $51,067,973 at December 31, 1995. Working capital improved reflected principally in increased cash and cash equivalents and higher accounts and notes receivable. The increase in cash and cash equivalents is primarily a result of the net cash provided by operating activities. Higher accounts and notes receivable are primarily attributable to the Company's 9% increase in revenues. The Company's current ratio at December 31, 1996 was 7.6 to 1 compared to 6.3 to 1 in 1995.

  The net cash provided by the Company's operating activities was $8,899,210 for the year ended December 31, 1996. The components of working capital that required the largest amount of cash were: increases in accounts and notes receivable and long term notes receivable of $2,905,442 and $786,737, respectively and a decrease in accounts payable and other accrued expenses of $1,407,510. The increase in accounts and notes receivable and long term notes receivable resulted primarily from the continued growth in the Company's revenues. The increased use of cash associated with accounts payable and other accrued expenses resulted primarily from the payments made in connection with the Company's settlement with the Securities and Exchange Commission (see Note 9 of Notes to Financial Statements). Although accounts receivable increased in 1996, the number of days revenue (based on fourth quarter revenues) in the accounts and notes receivable balance at December 31, 1996 was reduced to 74 days from 79 days at December 31, 1995.

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

  The Company encounters difficulty in collecting amounts due from certain of its clients, including those in bankruptcy, those which have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company has increased its bad debt provisions by $899,551, $2,050,000, and $1,672,594 in 1997, 1996 and
1995 respectively. In making its evaluation, in addition to analyzing, and anticipating, where possible, the specific cases described above, management considers the general collection risk associated with trends in the long-term care industry.

HEALTHCARE SERVICES GROUP INC.
--------------------------------------------------------------------------------

  The Company has a $13,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow, that expires on September 30, 1998. The Company anticipates that this credit line will be continued. Amounts drawn under the line are payable on demand. At December 31, 1997, there were no borrowings under the line. However, at such date, the amount available under the line had been reduced by approximately $11,200,000 as a result of contingent liabilities of the Company to the lender relating to letters of credit issued for the Company. (See Note 8 of Notes to Financial Statements)

  At December 31, 1997, the Company had $17,774,219 of cash and cash equivalents, which it views as its principal measure of liquidity.

  The level of capital expenditures by the Company is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment and laundry and linen equipment installations. Although the Company has no specific material commitments for capital expenditures through the end of calendar year 1998, it estimates that it will incur capital expenditures of approximately $2,000,000 during this period in connection with housekeeping equipment and laundry and linen equipment installations in its clients' facilities, as well as hardware and software expenditures relating to the implementation of a new computerized financial reporting system. The Company believes that its cash from operations, existing balances and available credit line will be adequate for the foreseeable future to satisfy the needs of its operations and to fund its continued growth. However, if the need arose, the Company would seek to obtain capital from such sources as long-term debt or equity financing.

  In accordance with the Company's previously announced authorizations to purchase its outstanding common stock, the Company expended approximately $10,900,000 to purchase 942,500 shares of its common stock during 1997 at an average price of $11.59 per share. The Company remains authorized to purchase approximately 559,000 shares pursuant to previous Board of Directors action.

  EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
  ---------------------------------------------------

  REPORTING COMPREHENSIVE INCOME
  ------------------------------
  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive
  Income", which is effective for fiscal years beginning after December 15, 1997. The Statement addresses the reporting and displaying of comprehensive income and its components. Adoption of SFAS No. 130 relates to disclosure within the financial statements and is not expected to have a material effect on the Company's financial statements.

  DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION
  -------------------------------------------------------------------
  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. The Statement changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports. Adoption of SFAS No. 131 is not expected to have a material effect on the Company's financial statements.

  OTHER MATTERS
  -------------

  The Company is in the process of implementing new operating and application software which it believes will be fully operational during 1998. The Company has been notified by the software manufacturer, as well as the firm providing installation support, that the new applications have functionality for the year 2000. Therefore, the Company does not believe it will incur any material expense, beyond the new systems installation costs, with respect to year 2000 issues. Additionally, the Company utilizes an independent service bureau for the processing of payroll and payroll tax related operations.
  Many of the Company's clients participate in programs funded by federal and state governmental agencies which may be affected by year 2000 issue. The Company has been notified by its payroll processing company that all of its systems will be fully compliant with year 2000 requirements. Any failure by the Company, its outside processing company, its clients and the federal and state governmental agencies to effectively monitor, implement or improve the above referenced operational, financial, management and technical support systems could have a material adverse effect on the Company's business and consolidated results of operations.

--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS/RISK FACTORS
--------------------------------------------------------------------------------
  Certain matters discussed may include forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, risks arising from the Company providing its services exclusively to the healthcare industry, credit and collection risks associated with this industry. Additionally, the Company's operating results would be adversely effected if unexpected increases in the costs of labor, materials, supplies and equipment used in performing its services could not be passed on to its clients.

  In addition, the Company believes that to improve its future financial performance it must continue to obtain service agreements with new clients, as well as providing new services to existing clients, achieve modest price increases on current service agreements with existing clients and maintain internal cost reduction strategies at the various operational levels of the Company. Furthermore, the Company believes that its ability to sustain the internal development of managerial personnel is an important factor impacting future operating results in respect to successfully executing projected growth strategies.

EFFECTS OF INFLATION
--------------------------------------------------------------------------------
  All of the Company's service agreements allow it to pass through to its clients increases in the cost of labor resulting from new wage agreements.
The Company believes that it will be able to recover increases in costs attributable to inflation by continuing to pass through cost increases to its clients.

HEALTHCARE SERVICES GROUP INC.

ASSETS                                                                              DECEMBER 31,
                                                                           -----------------------------
CURRENT ASSETS:                                                                1997            1996
                                                                               ----            ----

Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .  . $17,774,219       $22,677,290
  Accounts and notes receivable, less allowance for
    doubtful accounts of $3,663,000 in 1997 and  $3,812,000 in 1996  . . .  36,560,661        33,318,730
  Prepaid income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .     366,712
  Inventories and supplies . . . . . . . . . . . . . . . . . . . . . . . .   7,339,928         7,392,507
  Deferred income taxes (Note 4) . . . . . . . . . . . . . . . . . . . . .     567,119           620,024
  Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . . .   2,859,133         2,102,330
                                                                            ----------        ----------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .  65,467,772        66,110,881
PROPERTY AND EQUIPMENT:
  Laundry and linen equipment installations (Note 6) . . . . . . . . . . .  10,993,558        11,322,459
  Housekeeping equipment and office furniture  . . . . . . . . . . . . . .   8,731,042         7,534,025
  Autos and trucks . . . . . . . . . . . . . . . . . . . . . . . . . . . .     157,611           178,006
                                                                            ----------        ----------
                                                                            19,882,211        19,034,490
  Less accumulated depreciation  . . . . . . . . . . . . . . . . . . . . .  14,245,071        12,821,500
                                                                            ----------        ----------
                                                                             5,637,140         6,212,990
COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED
  less accumulated amortization of $1,312,660 in 1997 and
  $1,205,036 in 1996 (Note 1)  . . . . . . . . . . . . . . . . . . . . . .   2,042,817         2,150,440
DEFERRED INCOME TAXES (Note 4) . . . . . . . . . . . . . . . . . . . . . .   1,067,670         1,272,765
OTHER NONCURRENT ASSETS (Note 1) . . . . . . . . . . . . . . . . . . . . .  10,674,340        10,698,571
                                                                            ----------        ----------
                                                                           $84,889,739       $86,445,647
                                                                            ----------        ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 4,275,902       $ 4,106,094
  Accrued payroll, accrued and withheld payroll taxes  . . . . . . . . . .   3,770,310         2,954,099
  Other accrued expenses (Note 9)  . . . . . . . . . . . . . . . . . . . .     944,501           810,785
  Income taxes payable (Note 4)  . . . . . . . . . . . . . . . . . . . . .                        53,139
  Accrued insurance claims (Notes 1 and 10)  . . . . . . . . . . . . . . .     771,142           752,450
                                                                            ----------        ----------
  Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . .   9,761,855         8,676,567
ACCRUED INSURANCE CLAIMS (Notes 1 and 10)  . . . . . . . . . . . . . . . .   2,900,964         2,830,647
COMMITMENTS AND CONTINGENCIES (Notes 2 and 8)
STOCKHOLDERS' EQUITY: (Note 3)
  Common stock, $.01 par value: 15,000,000 shares authorized,
   7,386,863 shares issued in 1997 and 8,090,663 in 1996 . . . . . . . . .      73,869            80,907
  Additional paid in capital . . . . . . . . . . . . . . . . . . . . . . .  26,005,004        34,603,813
  Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . .  46,148,047        40,253,713
                                                                            ----------        ----------
  Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . .  72,226,920        74,938,433
                                                                            ----------        ----------
                                                                           $84,889,739       $86,445,647
                                                                            ----------        ----------

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

                                                                    YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------------------
                                                            1997                1996               1995
                                                            ----                ----               ----
Revenues  . . . . . . . . . . . . . . . . . . . . . .    $181,359,305          $162,482,169      $148,746,773
Operating costs and expenses:
  Cost of services provided . . . . . . . . . . . . .     154,417,984           139,178,736       127,340,970
  Selling, general and administrative . . . . . . . .      15,859,083            12,967,523        12,184,128
  Recovery of contingent losses on
    promissory notes sold   . . . . . . . . . . . . .                                                (300,000)
Other income (expense):
  Provision for estimated cost related to
    SEC inquiry and other matters (Note 9). . . . . .      (1,800,000)                             (3,100,000)
  Interest income . . . . . . . . . . . . . . . . . .       1,412,096             1,143,162           867,883
                                                           -----------           ----------        ----------
Income before income taxes. . . . . . . . . . . . . .      10,694,334            11,479,072         7,289,558
Income taxes (Note 4) . . . . . . . . . . . . . . . .       4,800,000             4,590,000         3,349,000
                                                           -----------           ----------        ----------
Net income  . . . . . . . . . . . . . . . . . . . . .      $5,894,334            $6,889,072        $3,940,558
                                                           ===========           ==========        ==========

Basic earnings per common share (Notes 1 and 7) . . .      $      .78            $      .85        $      .48
                                                           ===========           ==========        ==========

Diluted earnings per common share (Notes 1 and 7) . .      $      .76            $      .85        $      .48
                                                           ===========           ==========        ==========

                           See accompanying notes.

HEALTHCARE SERVICES GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          YEARS ENDED DECEMBER 31,
                                                               ---------------------------------------------
                                                                 1997              1996           1995
                                                                 ----              ----           ----
Cash flows from operating activities:
  Net Income  . . . . . . . . . . . . . . . . . . . . . .       $5,894,334        $ 6,889,072   $ 3,940,558
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization . . . . . . . . . . . . .       2,119,053          2,212,570     2,573,216
   Bad debt provision. . . . . . . . . . . . . . . . . . .         899,551          2,050,000     1,672,594
   Recovery of contingent losses on promissory
    notes sold . . . . . . . . . . . . . . . . . . . . .                                           (300,000)
   Deferred income taxes (Note 4) . . . . . . . . . . . .          258,000            660,797     1,089,000
   Tax benefit of stock option transactions . . . . . . .          120,826              2,821        63,000
  Changes in operating assets and liabilities:
   Accounts and notes receivable . . . . . . . . . . . . .      (4,141,482)        (2,905,442)   (1,362,583)
   Prepaid income taxes  . . . . . . . . . . . . . . . . .        (366,712)         1,466,184    (1,466,184)
   Inventories and supplies. . . . . . . . . . . . . . . .          52,579           (192,474)     (901,663)
   Changes to long term notes receivable . . . . . . . . .        (120,202)          (786,737)   (1,712,922)
   Accounts payable and other accrued expenses (Note 9). .         303,524         (1,407,510)    1,973,067
   Accrued payroll, accrued and withheld payroll taxes . .         816,211            641,193       366,818
  Accrued insurance claims (Notes 1 and 10) . . . . . . . .         89,009            400,161    (1,057,639)
  Income taxes payable  . . . . . . . . . . . . . . . . . .        (53,139)            53,139      (727,741)
  Prepaid expenses and other assets . . . . . . . . . . . .       (506,560)          (184,564)    1,790,519
                                                               -----------        -----------    ----------
   Net cash provided by operating activities . . . . . . .       5,364,992          8,899,210     5,940,040
                                                               -----------        -----------    ----------
Cash flows from investing activities:
  Disposals of fixed assets . . . . . . . . . . . . . . . .        212,721            251,211       116,819
  Additions to property and equipment . . . . . . . . . . .     (1,754,111)        (2,386,017)   (2,667,597)
  Cash provided by release of certificates of
   deposits pledged for loan guarantees  . . . . . . . . .                                        1,500,000
                                                               -----------        -----------    ----------
   Net cash used in investing activities . . . . . . . . .      (1,541,390)        (2,134,806)   (1,050,778)
                                                               -----------        -----------    ----------
Cash flows from financing activities:
  Purchase of treasury stock. . . . . . . . . . . . . . . .    (10,923,679)          (528,975)     (264,303)
  Proceeds from the exercise of stock options . . . . . . .      2,197,006            105,975       480,809
                                                               -----------        -----------    ----------
  Net cash provided by (used in) financing activities . . .     (8,726,673)          (423,000)      216,506
                                                               -----------        -----------    ----------
Net increase (decrease) in cash and
  cash equivalents. . . . . . . . . . . . . . . . . . . . .     (4,903,071)         6,341,404     5,105,768
Cash and cash equivalents at beginning of the year. . . . .     22,677,290         16,335,886    11,230,118
                                                               -----------        -----------    ----------
Cash and cash equivalents at end of the year. . . . . . . .    $17,774,219        $22,677,290   $16,335,886
                                                               ===========        ===========   ===========

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


See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                     YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                           ---------------------------------------------------------------------------
                                                                ADDITIONAL                                  TOTAL
                                             COMMON STOCK        PAID-IN      RETAINED     TREASURY      STOCKHOLDERS'
                                           SHARES    AMOUNT      CAPITAL      EARNINGS      STOCK           EQUITY
                                           ------    ------     ----------    --------     --------      -------------
Balance, December 31, 1994. . .         7,935,874    $79,359   $32,621,034   $29,424,083   $   --         $62,124,476
  Net income for the year. . . .                                               3,940,558                    3,940,558
  Exercise of stock options. .             54,538        545       480,264                                    480,809
  Tax benefit arising from
  stock transactions. . . . . .                                     63,000                                     63,000
  Shares issued in connection
  with class action
  settlement (Note 7). . . . . .          180,851      1,809     2,123,191                                  2,125,000
  Purchase of common stock for
  treasury (28,200 shares). . .                                                            (264,303)         (264,303)
  Treasury stock retired. . . .           (28,200)      (282)     (264,021)                 264,303
                                        ---------   --------   -----------   -----------   --------       -----------

Balance, December 31, 1995. . .         8,143,063     81,431    35,023,468    33,364,641         --        68,469,540
  Net income for the year. . . .                                               6,889,072                    6,889,072
  Exercise of stock options. .             12,600        126       105,849                                    105,975
  Tax benefit arising from stock
  transactions. . . . . . . . .                                      2,821                                      2,821
  Purchase of common stock for
  treasury (65,000 shares). . .                                                            (528,975)         (528,975)
  Treasury stock retired. . . .           (65,000)      (650)     (528,325)                 528,975
                                        ---------   --------   -----------   -----------   --------       -----------
Balance December 31, 1996. . . .        8,090,663    $80,907   $34,603,813   $40,253,713   $     --       $74,938,433
Net income for year. . . . . . .                                               5,894,334                    5,894,334
Exercise of stock options. . . .          238,700      2,387     2,194,619                                  2,197,006
Tax benefit arising from
  stock transactions . . . . . .                                                 120,826                      120,826
Purchase of common stock for
  treasury (942,500 shares). .                                                            (10,923,679)    (10,923,679)
Balance December 31, 1997
  treasury stock retired. . . .          (942,500)    (9,425)  (10,914,254)               $10,923,679
                                        ---------   --------   -----------   -----------  -----------     -----------
                                        7,386,863    $73,869   $26,005,004   $46,148,047           --     $72,226,920
                                        =========   ========  ============   ===========  ===========     ===========


See accompanying notes.

HEALTHCARE SERVICES GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- Summary of
Significant Accounting Policies

GENERAL
--------------------------------------------------------------------------------
The Company provides housekeeping, laundry, linen and food services exclusively to the healthcare industry such as hospitals, nursing homes, rehabilitation centers and retirement facilities.

PRINCIPLES OF CONSOLIDATION
--------------------------------------------------------------------------------
The consolidated financial statements include the accounts of Healthcare Services Group, Inc. and its wholly owned subsidiary, HCSG Supply, Inc. after elimination of intercompany transactions.

CASH AND CASH EQUIVALENTS
--------------------------------------------------------------------------------
Cash and cash equivalents consist of short-term, highly liquid investments with a maturity of three months or less at time of purchase.

IMPAIRED NOTES RECEIVABLE
--------------------------------------------------------------------------------
In the event that a promissory note receivable is impaired, it is accounted for in accordance with FAS 114 and FAS 118; that is, they are valued at the present value of expected cash flows or market value of related collateral.
The Company evaluates its notes receivable for impairment quarterly and on an individual client basis. Notes receivable considered impaired are generally attributable to clients that are either in bankruptcy, have been turned over to collection attorneys or those slow payers that are experiencing severe financial difficulties.
  At December 31, 1997, the Company had notes receivable aggregating
$1,600,000 that are impaired. During 1997, the Company reduced its reserve against these notes by 1,100,000 and charged the reserve $600,000 resulting in a reserve balance at December 31, 1997, of $900,000. During 1997, the average outstanding balance of these notes receivable was $2,400,000 and no interest was recognized.
  At December 31, 1996, the Company had notes receivable aggregating
$3,300,000 that are impaired. During 1996, the Company increased its reserve against these notes by $1,200,000 and charged the reserve $1,100,000 resulting in a reserve balance at December 31, 1996 of $2,600,000. During
1996, the average outstanding balance of these notes receivable was $3,800,000 and no interest income was recognized. At December 31, 1995, the Company had notes receivable aggregating $4,500,000 that are impaired. During 1995, the Company increased its reserve against these notes by $475,000 resulting in a reserve balance at December 31, 1995 of $3,100,000. During
1995, the average outstanding balance of these notes receivable was $4,400,000 and no interest income was recognized.

  Since 1986, the Company has followed an income recognition policy on all notes receivable that does not recognize interest income until cash payments are received. This policy was established for conservative reasons, recognizing the environment of the long-term care industry, and not because such notes are impaired. The difference between income recognition on a full accrual basis and cash basis, for notes that are not considered impaired, is not material. For impaired notes, interest income is recognized on a cost recovery basis only.

INVENTORIES AND SUPPLIES
--------------------------------------------------------------------------------
Inventories and supplies include housekeeping and laundry supplies, as well as food service provisions which are valued at the lower of cost or market.
Cost is determined on a first-in, first-out (FIFO) basis. Linen supplies are included in inventory and are amortized over a 24 month period.

PROPERTY AND EQUIPMENT
--------------------------------------------------------------------------------
Property and equipment are stated at cost. Additions, renewals and improvements are capitalized, while maintenance and repair costs are expensed. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in income. Depreciation is provided by the straight-line method over the following estimated useful lives: laundry and linen equipment installations -- 3 to 7 years; housekeeping equipment and office furniture --
3 to 7 years; autos and trucks 3 Years.

REVENUE RECOGNITION
--------------------------------------------------------------------------------
Revenues from service agreements are recognized as services are performed. The Company (as a distributor of laundry equipment since 1981) occasionally makes sales of laundry installations to certain of its clients. The sales in most cases represent the construction and installation of a turn-key operation and are for payment terms ranging from 36 to 60 months. The Company's accounting policy for these sales is to recognize the gross profit over the life of the original payment terms associated with the financing of the transactions by the Company. During 1997, 1996 and 1995, laundry installation sales were not material.

INCOME TAXES
--------------------------------------------------------------------------------
Deferred income taxes result from temporary differences between tax and financial statement recognition of revenue and expense. These temporary differences arise primarily from differing methods used for financial and tax purposes to calculate insurance expense, certain receivable reserves, other provisions which are not currently deductible for tax purposes, and revenue recognized on laundry installation sales.
  Income taxes paid were approximately $5,481,000, $1,936,000 and $3,391,000 during 1997, 1996 and 1995, respectively.

EARNINGS PER COMMON SHARE
--------------------------------------------------------------------------------
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128) Earnings per Share, which is effective for financial statements for periods ending after December 15, 1997 and requires that all prior period earnings per share data be restated. The new standard eliminates primary and fully diluted earnings per common share and requires presentation of basic and, if applicable, diluted earnings per common share. Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive potential common shares, such as stock options. The adoption of this new standard had no impact on reported earnings per common share for the years ended December 31, 1996 and 1995.

COSTS IN EXCESS OF FAIR VALUE OF NET ASSETS
--------------------------------------------------------------------------------
Costs in excess of the fair value of net assets of businesses acquired are amortized on a straight-line basis over periods not exceeding forty years. All of the carrying value at december 31, 1997 resulted from a 1985 acquisition which is being amortized over a thirty-one year period. Amortization charged to earnings was $107,623 in both 1997 and 1996, and $108,958 in 1995.
  On an ongoing basis, management reviews the valuation and amortization of costs in excess of fair value of net assets acquired. As part of this review, the Company estimates the value and future benefits of the net income generated by the related service agreements to determine that no impairment has occurred.

OTHER NONCURRENT ASSETS
--------------------------------------------------------------------------------
Other noncurrent assets consist of:

                             1997            1996
Long-term note            ---------------------------
Receivables               $10,377,975     $10,257,773
Other                         296,365         440,798
                          -----------     -----------
                          $10,674,340     $10,698,571
                          ===========     ===========

Long-term notes receivable primarily represent trade receivables that were converted to notes to enhance collection efforts. Interest income is only recognized as cash payments are received. Amounts shown are net of allowance of $336,500 and $350,000 in 1997 and 1996, respectively.

RECLASSIFICATION
--------------------------------------------------------------------------------
Certain reclassifications to 1996 reported amounts have been made in the financial statements to conform to 1997 presentation.

CONCENTRATION OF CREDIT RISK
--------------------------------------------------------------------------------
Statement of Financial Accounting Standards No. 105 ("SFAS No. 105") requires the disclosure of significant concentrations of credit risk, regardless of the degree of such risk. Financial instruments, as defined by SFAS No. 105, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts and notes receivable. At December 31, 1997 and 1996, substantially all of the Company's cash and cash equivalents were invested with one financial institution. The Company's clients are concentrated in one industry, providers of long-term care. The clients are comprised of many companies with a wide geographical dispersion. However, recent industry trends indicate consolidation of nursing home ownership into chains, which can lead to a client concentration. At December 31, 1997, no single client or nursing home chain accounted for more than 10% of total revenue.

HEALTHCARE SERVICES GROUP INC.

REPORTING COMPREHENSIVE INCOME
--------------------------------------------------------------------------------
In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. The Statement addresses the reporting and displaying of comprehensive income and its components. Adoption of SFAS No. 130 relates to disclosure within the financial statements and is not expected to have a material effect on the Company's financial statements.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION
--------------------------------------------------------------------------------
In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. The Statement changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports. Adoption of SFAS No. 131 is not expected to have a material effect on the Company's financial statements.

FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------
The carrying value of financial instruments (principally consisting of cash and cash equivalents, accounts and notes receivable and accounts payable) approximate fair value.

USE OF ESTIMATES IN FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 -- LEASE COMMITMENTS
--------------------------------------------------------------------------------
The Company leases office facilities and autos under operating leases expiring on various dates through 2002 (see note 5). The following is a schedule, by calendar years, of future minimum lease payments under operating leases having remaining terms in excess of one year as of December 31, 1997:

                                            OPERATING
  YEAR                                        LEASES
                                           ----------
  1998                                     $  480,168
  1999                                        371,810
  2000                                        209,046
  2001                                         54,281
  2002                                          3,514
                                           ----------
  Total minimum lease payments             $1,118,819
                                           ==========

Total expense for all operating leases was $813,719, $698,041 and $644,302 for the years ended December 31, 1997, 1996 and 1995, respectively.


NOTE 3 -- STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
As of December 31, 1997, 931,988 shares of common stock were reserved under the incentive stock option plans including 337,711 shares which were available for future grant. The Stock Option Committee is responsible for determining the individuals who will be granted options, the number of options each individual will receive, the option price per share, and the exercise period of each option. The incentive stock option price will not be less than the fair market value of the common stock on the date the option is granted. No option will have a term in excess of ten years. As to any stockholder who owns 10% or more of the common stock, the option price per share will be no less than 110% of the fair market value of the common stock on the date the options are granted and such options shall not have a term in excess of ten years.
  On December 6, 1996 the Stock Option Committee extended the expiration date of 92,800 Incentive Stock Options which were due to expire on December 18, 1996 to December 18, 2001. Such options were extended at their original grant price which was greater than the fair market value on the date of the extension.
  As of December 31, 1997, options outstanding, under the Incentive Stock Option Plans, for 477,582 shares were exercisable at prices ranging from $8.25 to $14.85, and the weighted average remaining contractual life was 4.2 years. The weighted average fair value of incentive options granted during 1997, 1996 and 1995 was $1.75, $2.59 and $2.59, respectively.

================================================================================
                          A SUMMARY OF INCENTIVE STOCK
                         OPTION ACTIVITY IS AS FOLLOWS:

                                        INCENTIVE STOCK OPTIONS
                       ---------------------------------------------------------
                             1997                1996               1995
                       ---------------------------------------------------------
                                 NUMBER              NUMBER              NUMBER
                       AVERAGE     OF      AVERAGE     OF      AVERAGE     OF
                        PRICE    SHARES     PRICE    SHARES     PRICE    SHARES
                       -------   ------    -------   ------    -------   ------

Beginning of period    $10.17   619,207    $10.63    511,872    $10.86  473,385
Granted                 11.58   116,695      9.38    158,410      8.61   90,039
Cancelled               10.02   (15,825)    13.50    (36,100)    12.20   (6,016)
Exercised                9.30  (125,800)     8.47     (4,600)     8.81  (45,536)
                       ------  --------    ------    -------    ------  -------
End of period          $10.64   594,277    $10.17    629,582    $10.63  511,872
                       ======  ========    ======    =======    ======  =======
Exercisable at end of
Period                          477,582              498,937            421,833
                               ========              =======            =======
--------------------------------------------------------------------------------

The Company has granted non-qualified stock options primarily to employees and directors under either the Company's 1995 Incentive and Non-Qualified Stock Option Plan for key employees of the Company's 1996 Non-Employee Director's Stock Option Plan. The Amendments to the 1995 Plan, as well as the 1996 Plan were adopted on March 6, 1996 and approved by shareholders on June 4, 1996. Pursuant to the terms of the 1996 Non-Employee Director's Stock Option Plan, each eligible non-employee director receives an automatic grant based on a prescribed formula on the fixed annual grant date. The non-qualified options were granted at an option price which was not less than the fair market value of the common stock on the date the option was granted. The options are exercisable over a five to ten year period, commencing six months from the option date.

As of December 31, 1997, non-qualified options outstanding, under the above mentioned plans, for 270,693 shares were exercisable at prices ranging from $8.25 to $12.65, and the weighted average remaining contractual life was 4.2 years. The weighted average fair value of non-qualified options granted during 1997, 1996 and 1995 was $7.45, $2.52 and $2.52, respectively.

================================================================================

HEALTHCARE SERVICES GROUP INC.

================================================================================
                        A SUMMARY OF NON-QUALIFIED STOCK
                         OPTION ACTIVITY IS AS FOLLOWS:

                                     NON QUALIFIED STOCK OPTIONS
                      ----------------------------------------------------------
                            1997                  1996               1995
                      ----------------------------------------------------------
                                 NUMBER               NUMBER             NUMBER
                      AVERAGE      OF       AVERAGE     OF     AVERAGE     OF
                       PRICE     SHARES      PRICE    SHARES    PRICE    SHARES
                      -------    -------    -------   ------   -------   ------

Beginning of period   $  9.73    387,593     $9.77   337,453    $9.87   297,717
Granted                 11.84     58,350      9.45    78,140     8.95    53,236
Cancelled                  --         --        --        --     8.83    (4,500)
Exercised                9.19   (116,900)     8.38     8,000     8.83    (9,000)
                      -------    -------     -----   -------    -----   -------
End of period         $10.26     329,043     $9.73   407,593    $9.77   337,453
                      =======    =======     =====   =======    =====   =======

Exercisable at end of period     270,693             347,688            284,217
                                 =======             =======            =======
--------------------------------------------------------------------------------
The Company applies APB Opinion 25 in measuring stock compensation. Accordingly, no compensation cost has been recorded for options granted to employees or directors in the years ended December 31, 1997, 1996 and 1995. The fair value of each option granted has been estimated on the grant date using the Black-Scholes Option Valuation Model. The following assumptions were made in estimating fair value:

                                        1997             1996          1995
                                        ----             ----          ----
     Risk-Free Interest-Rate        5.69% and 6.54%      5.83%         5.44%

     Expected Life                  1 and 10 years      2.0 years    2.0 years

     Expected Volatility            32.0% and 49.5%      42.2%         41.0%

Had compensation cost been determined under FASB Statement No. 123, net income and earnings per share would have been reduced as follows:

                                 (in thousands)
                              YEAR ENDED     YEAR ENDED     YEAR ENDED
                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                 1997           1996           1995
                              ------------------------------------------
Net Income
  As reported                   $5,894          $6,889        $3,941
  Pro forma                     $5,174          $6,516        $3,896
Basic Earnings Per Share
  As reported                   $  .78          $  .85        $  .48
  Pro forma                     $  .68          $  .80        $  .48
Diluted Earnings Per Share
  As reported                   $  .76          $  .85        $  .48
  Pro forma                     $  .67          $  .80        $  .47

NOTE 4 - INCOME TAXES
--------------------------------------------------------------------------------
  The provision for income taxes consists of:
                            YEAR ENDED DECEMBER 31,
                   -----------------------------------------
                      1997           1996            1995
                   ----------     ----------      ----------
Current:
  Federal          $3,361,900     $2,923,800      $1,695,400
  State             1,180,100      1,005,400         564,600
                   ----------     ----------      ----------
                    4,542,000      3,929,200       2,260,000
                   ----------     ----------      ----------
Deferred:
  Federal             194,500        498,000         805,000
  State                63,500        162,800         284,000
                   ----------     ----------      ----------
                      258,000        660,800       1,089,000
                   ----------     ----------      ----------
Tax
Provision           4,800,000     $4,590,000      $3,349,000
                   ==========     ==========      ==========

Under FAS 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's federal and state deferred tax assets and liabilities are as follows:


                                         YEAR ENDED DECEMBER 31,
                                      ------------------------------
                                          1997               1996
                                      ----------          ----------
Net current deferred
  tax assets:
Allowance for doubtful
accounts                              $1,487,424          $1,547,517
Accrued insurance
claims-current                           313,084             305,495
Expensing of
housekeeping supplies                 (1,233,389)         (1,232,988)
                                      ----------          ----------
                                        $567,119            $620,024
                                      ==========          ==========

Net noncurrent deferred tax assets:
Deferred profit on
laundry installation
sales                                 $  182,719            $200,585
Non-deductible reserves                  479,126             762,464
Depreciation of property
and equipment                           (901,975)           (869,765)
Accrued insurance
claims-noncurrent                      1,177,791           1,149,241
Other                                    130,009              30,240
                                      ----------          ----------
                                      $1,067,670          $1,272,765
                                      ==========          ==========

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes is as follows:

                                  YEAR ENDED DECEMBER 31,
                       --------------------------------------------------
                           1997               1996                1995
                       --------------------------------------------------
Computed
 "expected"
 tax expense           $3,636,100          $3,902,900          $2,478,500
Increases
 (decreases)
 in taxes
 resulting
 from:
 State income
 taxes, net of
 federal tax
 benefit                  820,700             771,000             560,100
Tax exempt
 interest                (268,800)           (222,100)           (111,000)
 Reserves
 recorded on
 the books
 not deductible
 for tax
 purposes                 416,500                                 408,000
Amortization
 of costs in
 excess of fair
 value of net
 assets
 acquired                  37,100              36,600              37,000
Other, net                158,400             101,600             (23,600)
                       ----------          ----------          ----------
                       $4,800,000          $4,590,000          $3,349,000
                       ----------          ----------          ----------


NOTE 5 -- RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------
The company leases its corporate offices from a partnership in which the chief executive officer of the Company is a general partner. The rental payments made during the years ended December 31, 1997, 1996 and 1995 were $88,617 per year. The Company made no leasehold improvements in either 1997 or 1996, although in 1995 the Company made leasehold improvements of approximately $23,150. A director of the Company has an ownership interest in several client facilities which have entered into service agreements with the Company.

HEALTHCARE SERVICES GROUP INC.
--------------------------------------------------------------------------------
During the years ended December 31, 1997, 1996 and 1995 the agreements with the client facilities which the Director has an ownership interest resulted in revenues of approximately $2,957,000, $2,838,704 and $3,010,000 respectively.

NOTE 6 -- LAUNDRY AND LINEN EQUIPMENT INSTALLATION PURCHASES
--------------------------------------------------------------------------------
During 1995 the Company purchased for approximately $100,125 certain existing laundry and linen equipment installations from seven nursing homes with which it concurrently entered into service agreements to provide laundry and linen services. There were no such laundry installation purchases during 1997 or 1996. The agreements governing these purchase transactions provide that if the service agreements are terminated at any time, the nursing home is obligated to buy the laundry and linen equipment installations at a purchase price based on the Company's original cost together with any additional equipment, improvements or expansion costs required in order to improve or increase the productivity of the operation (after depreciation on a straight line basis over the original term of the service agreement which is generally three to seven years). The Company has recorded these transactions as purchases of property and equipment and they are reported as such in the accompanying balance sheets net of accumulated depreciation. The equipment is generally being depreciated over a three to five year period.

NOTE 7 -- EARNINGS PER COMMON SHARE
--------------------------------------------------------------------------------
A reconcilation of the numerator and denominators of basic and diluted earnings per common share is as follows:

                                     YEAR ENDED DECEMBER 31, 1997
                           -------------------------------------------------
                             INCOME            SHARES              PER-SHARE
                           (NUMERATOR)      (DENOMINATOR)            AMOUNT
                           -------------------------------------------------
Net Income                  5,894,334
Basic earnings per
  common share              5,894,334        7,569,068                .78
Effect of dilutive
  securities:
Options                                        149,692
                            ---------        ---------                ---
Diluted earnings per
  common share              5,894,334        7,718,760                .76
                            =========        =========                ===

                                 YEAR ENDED DECEMBER 31, 1996
                           -------------------------------------------------
                             INCOME            SHARES              PER-SHARE
                           (NUMERATOR)      (DENOMINATOR)            AMOUNT
                           -------------------------------------------------
Net Income                  6,889,072
Basic earnings per
  common share              6,889,072        8,103,715                .85
Effect of dilutive
  securities:
Options                                         31,785
                            ---------        ---------                ---
Diluted earnings per
  common share              6,889,072        8,135,500                .85
                            =========        =========                ===

                                 YEAR ENDED DECEMBER 31, 1995
                           -------------------------------------------------
                             INCOME            SHARES              PER-SHARE
                           (NUMERATOR)      (DENOMINATOR)            AMOUNT
                           -------------------------------------------------
Net Income                  3,940,558
Basic earnings per
  common share              3,940,558        8,140,293                .48
Effect of dilutive
  securities:
Options                                         83,148
                            ---------        ---------                ---
Diluted earnings per
  common share              3,940,558        8,223,441                .48
                            =========        =========                ===

Options to purchase 214,300, 439,800 and 310,144 shares of common stock at an average exercise price of $12.59, $11.58, and $11.86 for the years ended December 31, 1997, 1996 and 1995, respectively were outstanding during such years but not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market value of the common shares.

NOTE 8 -- OTHER CONTINGENCIES
--------------------------------------------------------------------------------
The Company has a $13,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements or for other purposes, that expires on September 30, 1998. Amounts drawn under the line are payable upon demand. At both December 31, 1997 and 1996, there were no borrowings under the line. At December 31, 1997 and 1996, the Company had outstanding approximately $11,200,000 and $8,000,000, respectively of irrevocable standby letters of credit, which primarily relate to payment obligations under the Company's insurance program. As a result of letters of credit issued, the amount available under the line was reduced by approximately $11,200,000 and $8,000,000 at December 31, 1997 and December 31, 1996, respectively.
  The Company is also involved in miscellaneous claims and litigations arising in the ordinary course of business. The Company believes that these matters, taken individually or in the aggregate, would not have a material adverse impact on the Company's financial position or results of operations.

NOTE 9 -- PROVISION FOR ESTIMATED COST RELATED TO SEC INQUIRY AND OTHER MATTERS
--------------------------------------------------------------------------------
On July 24, 1997 the Company and the U.S. Attorney for the Eastern District of Pennsylvania reached a settlement of the civil litigation commenced by the United States Attorney on or about May 24, 1996. This litigation was a result of and arose from (1) payments made by the Company for supplies which were allegedly furnished to clients of the Company and the actions of the Company after the payments were made and (2) payments made to certain clients of the Company in connection with the purchase of laundry installations from those clients. All claims described in the complaint were settled through the payment in July, 1997 of $1,225,000 to the United States government. The Company and its officers denied all allegations, and all allegations against the Company and its officers were dismissed with prejudice. The monetary impact of this settlement plus estimated related legal costs of $575,000, amounting to approximately $1,800,000 was accrued at June 30, 1997 and reduced the net income for the year ended December 31, 1997 by $1,577,000 or $.21 per basic common share and $.20 per diluted common share. The Company has not recorded an income tax benefit in the accompanying financial statements for the settlement payment of $1,225,000 and therefore the effectiv e tax rate of 44.9% for the year ended December 31, 1997 is in excess of the statutory rate.

On March 21, 1996 the Staff of the Securities and Exchange Commission (SEC) informed the Company that the SEC had accepted a settlement pertaining to certain allegations of violations of the Federal securities laws by the Company and certain of its officers with respect to periods ended on or before March 31, 1992. A settlement was concluded on October 16, 1996 when a final judgment, upon consent, was entered in the United States District Court for the Eastern District of Pennsylvania (96 Civ. 6464) based on a complaint filed by the SEC against the Company, two of its executive officers and one former officer, without admission or denial of the allegations of the complaint by any parties. The action had alleged violations of certain Federal securities laws, including anti-fraud, reporting, internal controls and books and records provisions thereof by the Company and such officers. The claims included alleged violations of Section 10b of the Exchange Act, Rule 10b-5 thereunder, Section 13a of the Exchange Act and Rules 13a-1, 13a-13 and 12b-20. The Company and such officers are permanently enjoined from violating certain provisions of the Federal Securities laws, and the Company and these individuals were required to pay civil penalties aggregating approximately $850,000, which was paid in December, 1996. The Company agreed to indemnify its officers with respect to their payment obligations. The estimated monetary impact of this settlement plus related legal costs have been reflected in the December 31, 1995 financial statements.

  During 1995, the Company anticipated that it would incur a significant amount of legal and related costs in connection with these matters. The Company incurred approximately $950,000 of costs in 1995 and estimated that the additional costs which could be incurred in connection with these matters would be in a range of appproximately $2,150,000 to $3,500,000 and accordingly accrued as of December 31, 1995 the estimated low range of this liability. The result of this $3,100,000 provision was to reduce 1995 net income by approximately $2,321,000 or $.29 per basic common share and $.28 per diluted common share.

NOTE 10 -- ACCRUED INSURANCE CLAIMS
--------------------------------------------------------------------------------
For years 1995 through 1997, the Company has a Paid Loss Retrospective Insurance Plan for general liability and workers' compensation insurance. Under these plans, pre-determined loss limits are arranged with an insurance company to limit both the Company's per occurence cash outlay and annual insurance plan cost.

HEALTHCARE SERVICES GROUP INC.
--------------------------------------------------------------------------------
  For workers' compensation, the Company records a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of the Company's historical data and actuarial analysis done by an independent company. The accrued insurance claims were reduced by approximately $2,353,000, $2,956,000 and $2,773,000 at December 31, 1997, 1996 and 1995, respectively in order to record the estimated present value at the end of each year using an 8% interest factor. During 1995, the Company amended its Insurance Plan to increase the claim payout term from 66 months to 126 months. This amendment decreased the 1995 estimated insurance costs by approximately $1,360,000. It was actuarially estimated that the accrued workers' compensation insurance claims will principally be paid to the claimants within six years from the date of the incident. For general liability insurance, the Company records a reserve for the estimated ultimate amounts to be paid for known claims.

MARKET MAKERS
--------------------------------------------------------------------------------
As of the end of 1997, the following firms were making a market in the shares of Healthcare Services Group, Inc.:

Smith Barney Shearson, Inc.
Prudential Securities, Inc.
Troster Singer Corp.
Mayer & Schweitzer Inc.
Herzog, Heine, Geduld, Inc.
Cantor, Fitzgerald & Co.
Allen & Company, Inc.


ABOUT YOUR SHARES
--------------------------------------------------------------------------------
Healthcare Services Group, Inc.'s common stock is traded on the NASDAQ National Market System of the over-the-counter market. On December 31, 1997 there was 7,386,863 of the Company's common shares issued and outstanding. As of February 28, 1998 there were approximately 400 holders of record of the common stock, including holders whose stock was held in nominee name by brokers or other nominees. It is estimated that there are approximately 3,200 beneficial holders.




                  PRICE QUOTATIONS DURING THE TWO YEARS ENDED
                      DECEMBER 31, 1997, RANGED AS FOLLOWS
--------------------------------------------------------------------------------
                            1997 HIGH                              1997 LOW
                           -----------                            ----------
1st Qtr.                     12 1/2                                 10 1/8
2nd Qtr.                     12 1/2                                 10
3rd Qtr.                     14                                     11 1/2
4th Qtr.                     14 3/8                                 12 1/4

                            1996 HIGH                              1996 LOW
                           -----------                            ----------
1st Qtr.                     10 15/16                               7 9/16
2nd Qtr.                     10 3/8                                 7 3/4
3rd Qtr.                     11 1/4                                 8 7/8
4th Qtr.                     11 1/8                                 9 1/2

REPORT OF INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS

The Stockholders and Board of Directors
HEALTHCARE SERVICES GROUP, INC.

We have audited the accompanying consolidated balance sheets of Healthcare Services Group, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Healthcare Services Group, Inc. at December 31, 1997 and 1996 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




/s/  Grant Thornton LLP
--------------------------
Grant Thornton LLP




Parsippany, New Jersey
February 18, 1998

HEALTHCARE SERVICES GROUP INC.
--------------------------------------------------------------------------------

Transfer Agent
--------------------------------------------------------------------------------
American Stock Transfer & Trust Co.
99 Wall St.
New York, NY 10005

Auditors
--------------------------------------------------------------------------------
Grant Thornton LLP
9 Campus Drive
Parsippany, NJ 07054

Corporate Counsel

Olshan Grundman Frome
& Rosenzweig LLP
505 Park Ave.
New York, NY 10022

STOCK LISTING
--------------------------------------------------------------------------------
Listed on the NASDAQ
National Market System
Symbol - "HCSG"

Annual Stockholders'
Meeting
--------------------------------------------------------------------------------

Date  - May 19, 1998
Time  - 10:00 A.M.
Place - The Radisson Hotel of Bucks County
        2400 Old Lincoln Highway Trevose, PA
        19047

Corporate Offices
--------------------------------------------------------------------------------
Healthcare Services Group, Inc. 2643 Huntingdon Pike
Huntingdon Valley, PA 19006
215-938-1661

Officers And Corporate
Management
--------------------------------------------------------------------------------
Daniel P McCartney
Chief Executive Officer

Thomas A. Cook
President & Chief Operating Officer

James L. DiStefano
Chief Financial Officer
and Treasurer

Michael Harder
Vice President -
Credit Administration

Richard W. Hudson
Vice President - Finance And Secretary

John D. Kelly
Western Divisional Vice President

Nicholas R. Marino
Payroll & Benefits Manager

Michael E. McBryan
Mid-Atlantic Divisional Vice President - Sales

Bryan D. McCartney
Mid-Atlantic Divisional Vice President

Joseph F. McCartney
Northeastern Regional Vice
President

James P. O'Toole
Mid-Atlantic Regional Vice President

Brian M. Waters
Vice President - Operations

Michael L. Wyse
Western Divisional Vice
President - Sales

Directors
--------------------------------------------------------------------------------
Daniel P. McCartney
Chairman & Chief Executive Officer

Thomas A. Cook
President & Chief Operating Officer

Joseph F. McCartney
Northeastern Regional Vice
President

Barton D. Weisman
President & Ceo-H.B.A. Corp.

W. Thacher Longstreth
Vice Chairman - Packard Press

Robert L. Frome, Esq.
Senior Partner - Olshan Grundman Frome & Rosenzweig LLP

Robert J. Moss, Esq.
American Express Co.

John M. Briggs, CPA
Partner - Briggs, Bunting & Dougherty LLP

AVAILABILITY OF FORM 10-K

A copy of Healthcare Services Group, Inc.'s 1997 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, will be provided without charge to each shareholder making a written request to the Investor Relations Department of the Company at its Corporate Offices.

                                   PART III


Item 10. Directors and Executive Officers of the Registrant

         The information regarding Directors and executive officers is incorporated herein by reference to the Company's definitive proxy statement to be mailed to its shareholders in connection with its 1998 Annual Shareholders' Meeting and to be filed within 120 days of the close of the year ended December 31, 1997.

         Directors holding approximately 12% of the outstanding voting stock of the Registrant have been deemed to be "affiliates" solely for the purpose of computing the aggregate market value of the voting stock held by non-affiliates set forth on the cover page of this Report.

Item 11. Executive Compensation

         The Information regarding executive compensation is incorporated herein by reference to the Company's proxy statement to be mailed to shareholders in connection with its 1998 Annual Shareholders Meeting and to be filed within 120 days of the close of the fiscal year ended December 31, 1997.


Item 13. Certain Relationships and Related Transactions

         The information regarding certain relationship and related transactions is incorporated herein by reference to the Company's proxy statement mailed to shareholders in connection with its 1998 Annual Shareholders Meeting and to be filed within 120 days of the close of the fiscal year ended December 31, 1997.

                                    PART IV

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)      1.       Financial Statements

         The documents shown below are contained in the Company's Annual Report to Shareholders for 1997 on pages 8 through 26, and are incorporated herein by reference.

        Report of Independent Certified Public Accountants.
        Balance Sheets as of December 31, 1997 and 1996.
        Statements of Income for the three years ended December 31, 1997, 1996 and 1995.
        Statements of Stockholders Equity for the three years ended December 31, 1997, 1996 and 1995.
        Statements of Cash Flows for the three years ended December 31, 1997, 1996 and 1995.
        Notes to Financial Statements.

         2.       Financial Statement Schedules

         Included in Part IV of this report:

         Consent of Independent Certified Public Accountants.
         Report of Independent Certified Public Accountants.
         Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 1997, 1996 and 1995.
         Financial Data Schedule.

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

10.3 1996 Non-Employee Directors' Stock Option Plan, Amended and Restated as of October 28, 1997 (incorporated by reference to Exhibit 10.6 of Form 10-Q Report filed by Registrant on November 14, 1997).

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

24.      Consent of Independent Certified Public Accountants.

27.      Financial Data Schedule.



         (b)      Reports on Form 8-K

                           None

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 19, 1998              HEALTHCARE SERVICES GROUP, INC.
                                            (Registrant)

                                    By:     /s/ Daniel P. McCartney
                                            -----------------------
                                            Daniel P. McCartney
                                            Chief Executive Officer and
                                            Chairman of the Board

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated:

      Signature                              Title                         Date
      ---------                              -----                         ----
/s/ Daniel P. McCartney        Chief Executive Officer and             March 19, 1998
-----------------------        Chairman
Daniel P. McCartney

/s/ Joseph F. McCartney        Director and Vice President             March 19, 1998
-----------------------
Joseph F. McCartney

/s/ W. Thacher Longstreth      Director                                March 19, 1998
-------------------------
W. Thacher Longstreth

/s/ Barton D. Weisman          Director                                March 19, 1998
---------------------
Barton D. Weisman

/s/ Robert L. Frome            Director                                March 19, 1998
-------------------
Robert L. Frome

/s/ Thomas A. Cook             Director and President                  March 19, 1998
------------------
Thomas A. Cook

/s/ John M. Briggs             Director                                March 19, 1998
------------------
John M. Briggs

/s/ Robert J. Moss             Director                                March 19, 1998
------------------
Robert J. Moss

/s/ James L. DiStefano         Chief Financial Officer and             March 19, 1998
----------------------            Treasurer
James L. DiStefano

/s/ Richard W. Hudson          Vice President-Finance and              March 19, 1998
---------------------             Secretary
Richard W. Hudson

                        HEALTHCARE SERVICES GROUP, INC.
                Schedule II - VALUATION AND QUALIFYING ACCOUNTS
                   Years Ended December 31, 1997, 1996, 1995



                                           Balance                                                   Balance
                                          beginning                                                  end of
          Description                     of period            Additions        Deductions          of period
1997
Allowance for
    doubtful accounts                     $3,812,000           $899,551         $1,048,551          $3,663,000
                                          ==========           ========         ==========          ==========


1996
Allowance for
    doubtful accounts                     $4,468,000         $2,050,000         $2,706,000          $3,812,000
                                          ==========         ==========         ==========          ==========


1995
Allowance for
    doubtful accounts                     $4,500,000         $1,672,594         $1,704,594          $4,468,000
                                          ==========         ==========         ==========          ==========

Reserve for contingent
    losses on promissory
    notes sold                              $300,000                              $300,000
                                            ========                              ========