Form 10-Q
period 1998-03-31
HEALTHCARE SERVICES GROUP INC
filed 1998-05-06
CIK 731012

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1998                 Commission File Number  0-12015

                         HEALTHCARE SERVICES GROUP, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                      23-2018365
-------------------------------                    ----------------------------
(State or other jurisdiction of                    (IRS Employer Identification
incorporation or organization)                                number)

           2643 Huntingdon Pike, Huntingdon Valley, Pennsylvania   19006
      ------------------------------------------------------------------------
            (Address of principal executive office)              (Zip code)

Registrant's telephone number, including area code:          215-938-1661
                                                           ----------------

          Indicate mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
          12 months ( or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days.

                  YES      X                          NO   ___
                          ---

Number of shares of common stock, issued and outstanding as of April 30, 1998 is 7,471,913


                                Total of 13 Pages

                                      INDEX
                                      -----

PART I.                    FINANCIAL INFORMATION                                   PAGE NO.
                           ---------------------                                   --------
                   Consolidated Balance Sheets as of  March 31, 1998 and               2
                   December 31, 1997

                   Consolidated Statements of Income for the Three Months              3
                   Ended March 31, 1998 and 1997

                   Consolidated Statements of Cash Flows for the Three Months          4
                   ended March 31, 1998 and 1997

                   Notes To Consolidated Financial Statements                          5

                   Management's  Discussion and Analysis of Financial               7 - 11
                   Condition and Results Of Operations


Part II.                        Other Information                                     12
                                -----------------

                   Signatures                                                         13


                         HEALTHCARE SERVICES GROUP, INC.
                           Consolidated Balance Sheets

                                                                                March 31,      December 31,
                                                                                  1998             1997
                                                                               (Unaudited)      (Audited)
                                                                             -------------------------------
  ASSETS
  CURRENT ASSETS:
               Cash and cash equivalents                                      $ 19,664,072     $ 17,774,219
               Accounts and notes receivable, less allowance
                for doubtful accounts of $3,822,000
                in 1998 and $3,663,000 in 1997                                  39,113,614       36,560,661
               Prepaid income taxes                                                    -            366,712
               Inventories and supplies                                          7,516,060        7,339,928
               Deferred income taxes                                               636,763          567,119
               Prepaid expenses and other                                        2,781,391        2,859,133
                                                                             -------------------------------
                  Total current assets                                          69,711,900       65,467,772
                                                                             -------------------------------

  PROPERTY AND EQUIPMENT:
               Laundry and linen equipment installations                        10,992,338       10,993,558
               Housekeeping equipment and office
                furniture                                                        8,965,351        8,731,042
               Autos and trucks                                                    157,611          157,611
                                                                             -------------------------------
                                                                                20,115,300       19,882,211
               Less accumulated depreciation                                    14,707,501       14,245,071
                                                                             -------------------------------
                                                                                 5,407,799        5,637,140

  COST IN EXCESS OF FAIR VALUE OF NET
   ASSETS ACQUIRED less accumulated
    amortization of $1,339,566 in 1998 and
    $1,312,660 in 1997                                                           2,015,911        2,042,817
  DEFERRED INCOME TAXES                                                          1,471,234        1,067,670
  OTHER NONCURRENT ASSETS                                                       10,415,251       10,674,340
                                                                             -------------------------------
                                                                              $ 89,022,095     $ 84,889,739
                                                                             ===============================

  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES:
               Accounts payable                                               $  2,569,003     $  4,275,902
               Accrued payroll, accrued and withheld payroll taxes               6,009,417        3,770,310
               Other accrued expenses                                              753,621          944,501
               income taxes payable                                                958,375
               Accrued insurance claims                                            783,679          771,142
                                                                             -------------------------------
                   Total current liabilities                                    11,074,095        9,761,855

  ACCRUED INSURANCE CLAIMS                                                       2,948,126        2,900,964
  COMMITMENTS AND CONTINGENCIES ( Note 2

  STOCKHOLDERS' EQUITY:
               Common stock, $.01 par value: 15,000,000
                shares authorized, 7,457,763 shares issued
                and outstanding in 1998 and 7,386,863 in 1997                       74,578           73,869
               Additional paid in capital                                       26,677,004       26,005,004
               Retained earnings                                                48,248,292       46,148,047
                                                                             -------------------------------
                   Total stockholders' equity                                   74,999,874       72,226,920

                                                                             -------------------------------
                                                                              $ 89,022,095     $ 84,889,739
                                                                             ===============================

                               See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Income Statements
(Unaudited)








                                           For the Three Months Ended March 31
                                                 1998               1997
                                        ----------------------------------------

Revenues                                 $    47,767,127        $  41,414,490
Operating costs and expenses:
  Costs of services provided                  40,596,844           35,271,313
  Selling general and administrative           3,949,148            3,507,038
Other Income:
  Interest Income                                338,111              481,224
                                        ----------------       --------------

Income before income taxes                     3,559,246            3,117,363

Income taxes                                   1,459,000            1,265,000
                                        ----------------       --------------

Net Income                               $     2,100,246        $   1,852,363
                                        ================       ==============

Basic earnings per common share          $           .28        $         .23
                                        ================       ==============

Diluted earnings per common share        $           .28        $         .23
                                        ================       ==============

Basic weighted average number
  of common shares outstanding                 7,423,302            8,099,595
                                        ================       ==============

Diluted weighted average number
  of common shares outstanding                 7,636,704            8,201,542
                                        ================       ==============



See accompanying notes

   Healthcare Services Group, Inc.
   Consolidated Statements of Cash Flows
   (Unaudited)


                                                                       For the Three Months Ended March 31,
                                                                             1998               1997
                                                                     ----------------------------------------
   Cash flows from operating activities:
   Net Income                                                           $ 2,100,246          $  1,852,363
    Adjustments to reconcile net income
     to net cash provided by operating activities:
      Depreciation and amortization                                         496,852               465,806
      Bad debt provision                                                    550,000               375,000
      Deferred income tax benefits                                         (473,208)             (203,488)
      Tax benefit of stock option transactions                              115,624                 2,807
    Changes in operating assets and liabilities:
      Accounts and notes receivable                                      (3,103,380)           (2,447,075)
      Prepaid income taxes                                                  366,712
      Inventories and supplies                                             (176,132)              (23,044)
      Changes to long term notes receivable                                 516,261              (279,856)
      Accounts payable and other accrued expenses                        (1,897,779)           (2,645,764)
      Accrued payroll, accrued and withheld payroll
       taxes                                                               2,239,107             2,016,963
      Accrued insurance claims                                               59,699               506,325
      Income taxes payable                                                  958,375             1,425,781
      Prepaid expenses and other assets                                    (179,004)             (248,114)

                                                                     ----------------------------------------
        Net cash provided by operating activities                         1,573,373               797,704
                                                                     ----------------------------------------

 Cash flows from investing activities:
   Disposals of fixed assets                                                 30,525                69,730
   Additions to property and equipment                                     (271,131)             (300,713)

                                                                     ----------------------------------------
        Net cash used in investing activities                              (240,606)             (230,983)
                                                                     ----------------------------------------

 Cash flows from financing activities:
   Purchase of treasury stock                                                                    (174,744)
   Proceeds from the exercise of stock options                              557,086               139,111

                                                                     ----------------------------------------
        Net cash provided by (used in) financing activities                 557,086               (35,633)
                                                                     ----------------------------------------

 Net increase in cash and cash equivalents                                1,889,853               531,088

 Cash and cash equivalents at beginning of the period                    17,774,219            22,677,290
                                                                     ----------------------------------------
 Cash and cash equivalents at end of the period                         $19,664,072          $ 23,208,378
                                                                     ========================================



                   See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)

Note 1 -  Basis of Reporting

         The accompanying financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company, all adjustments considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 1997 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 1997. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 -   Other Contingencies

         The Company has a $13,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements or for other purposes, that expires on September 30, 1998. Amounts drawn under the line are payable upon demand. At both March 31, 1998 and December 31, 1997, there were no borrowings under the line. At March 31, 1998 and December 31, 1997, the Company had outstanding approximately $12,600,000 and $11,200,000, respectively of irrevocable standby letters of credit, which primarily relate to payment obligations under the Company's insurance program. As a result of letters of credit issued, the amount available under the line was reduced by approximately $12,600,000 and $11,200,000 at March 31, 1998 and December 31, 1997, respectively.

         The Company is also involved in miscellaneous claims and litigation arising in the ordinary course of business. The Company believes that these matters, taken individually or in the aggregate, would not have a material adverse impact on the Company's financial position or results of operations.

Note 3 -   Earnings per common share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128) Earnings per Share, which is effective for financial statements for periods ending after December 15, 1997 and requires that all prior period earnings per share data be restated. The Company's financial statements reflect this adoption. The new standard eliminates primary and fully diluted earnings per common share and requires presentation of basic and, if applicable, diluted earnings per common share. Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive potential common shares, such as stock options.

Note 4 -   Effect of Recently Issued Accounting Pronouncements

              Reporting Comprehensive Income
              In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. The Statement addresses the reporting and displaying of comprehensive income and its components. Adoption of SFAS No. 130 relates to disclosure within the financial statements and did not impact the Company's financial statements.

              Disclosures about Segments of an Enterprise and Related
              Information
              In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. The Statement changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports on a comparative basis beginning with the Company's quarter ending March 31, 1999. Adoption of SFAS No. 131 is not expected to have a material effect on the Company's financial statements.

PART I.

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto.

RESULTS OF OPERATIONS

         Revenues for the first quarter of 1998 increased by 15.3% over revenues in the corresponding 1997 quarter. The following factors contributed to the increase in 1998 first quarter revenues as compared to the corresponding 1997 quarter: service agreements with new clients increased revenues by 17.3%; providing new services to existing clients increased revenues 7.7% ; and cancellations and other minor changes decreased revenues 9.7%.

         Cost of services provided as a percentage of revenues decreased slightly to 85.0% for the first quarter of 1998 from 85.2% in the corresponding 1997 quarter. The primary factors affecting specific variations in the 1998 first quarter as compared to the 1997 first quarter cost of services provided as a percentage of revenue and their effects on the .2% decrease are as follows: decrease of 1.6% in labor costs; decrease of .5% in workers' compensation, general liability and other insurance; decrease of .4% in payroll related taxes; offsetting these decreases was an increase of 2.6% in the cost of supplies consumed in performing services.

         Selling, general and administrative expenses as a percentage of revenue decreased slightly in the first quarter of 1998 to 8.3% as compared to 8.5% in the corresponding 1997 three month period. The decrease in comparing the three month periods' selling, general and administrative expenses is primarily attributable to the Company's ability to control certain selling, general and administrative expenses while also comparing them to a greater revenue base.

         Interest income decreased in the three month period ending March 31, 1998 compared to the same 1997 period principally due to lower average cash balances. The lower average cash balances in the 1998 first quarter as compared to 1997 primarily resulted from the Company's expenditure of approximately $10,900,000 for a common stock buy-back which occurred during 1997.

Liquidity and Capital Resources

         At March 31, 1998 the Company had working capital and cash of $58,637,805 and $19,664,072 respectively which represents a 5% and 11% increase as compared to December 31, 1997 working capital and cash of $55,705,917 and

$17,774,219, respectively. The Company's current ratio at March 31, 1998 decreased to 6.3 to 1 compared to 6.7 to 1 at December 31, 1997.

         The net cash provided by the Company's operating activities was $1,573,373 for the three month period ended March 31, 1998 as compared to $797,704 in the same 1997 period. The principle sources of cash flows from operating activities for the three month periods ended March 31, 1998 and 1997 was net income and the timing of payments for payroll, payroll related taxes and income taxes. The operating activity that used the largest amount of cash was a $2,587,119 and $2,726,931 net increase in accounts and current and long term notes receivable at March 31, 1998 and 1997, respectively. The increase in these amounts resulted primarily from the growth in the Company's revenues. Additionally, operating activities' cash flows for the three month periods ending March 31, 1998 and 1997 were decreased by $1,897,779 and $2,645,764, respectively which resulted from the timing of payments to vendors.

         The Company's principle use of cash in investing activities for the three month periods ended March 31, 1998 and 1997 is the purchase of housekeeping equipment and laundry equipment installations.

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

         The Company encounters difficulty in collecting amounts due from certain of its clients, including those in bankruptcy, those turned over to collection attorneys, those which have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company has increased its bad debt provision by approximately $550,000 in the three month period ending March 31, 1998. In making its evaluation, in addition to analyzing and anticipating, where possible, the specific cases described above, management considers the general collection risk associated with trends in the long-term care industry.

         The Company has a $13,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow, that expires on September 30, 1998. The Company anticipates that this credit line will be continued. Amounts drawn under the line are payable on demand. At March 31, 1998, there were no borrowings under the line. However, at such date, the amount available under the line had been reduced by approximately $12,600,000 as a result of contingent liabilities of the Company to the lender relating to letters of credit issued for the Company (See Note 2 of Notes to Financial Statements).

         At March 31, 1998, the Company had $19,664,072 of cash and cash equivalents, which it views as its principal measure of liquidity.

         The level of capital expenditures by the Company is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment and laundry and linen equipment installations. Although the Company has no specific material commitments for capital expenditures during calendar year 1998, it estimates that it will incur capital expenditures of approximately $2,000,000 during this year in connection with housekeeping equipment and laundry and linen equipment installations in its clients' facilities, as well as hardware and software expenditures relating to the implementation of a new computerized financial reporting system. The Company believes that its cash from operations, existing balances and available credit line will be adequate for the foreseeable future to satisfy the needs of its operations and to fund its continued growth. However, if the need arose, the Company would seek to obtain capital from such sources as long-term debt or equity financing.

         In accordance with the Company's previously announced authorizations to purchase its outstanding common stock, the Company expended approximately $10,900,000 to purchase 942,500 shares of its common stock during 1997 at an average price of $11.59 per common share. The Company remains authorized to purchase approximately 559,000 shares pursuant to previous Board of Directors' action.

Other Matters

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

Effect of Recently Issued Accounting Pronouncements

         Earnings per Common Share
         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128) Earnings per

Share, which is effective for financial statements for periods ending after December 15, 1997 and requires that all prior period earnings per share data be restated. The Company's financial statements reflect this adoption. The new standard eliminates primary and fully diluted earnings per common share and requires presentation of basic and, if applicable, diluted earnings per common share. Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive potential common shares, such as stock options.

              Reporting Comprehensive Income
              In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. The Statement addresses the reporting and displaying of comprehensive income and its components. Adoption of SFAS No. 130 relates to disclosure within the financial statements and did not impact the Company's financial statements.

              Disclosures about Segments of an Enterprise and Related
              Information
              In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. The Statement changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports on a comparative basis beginning with the Company's quarter ending March 31, 1999. Adoption of SFAS No. 131 is not expected to have a material effect on the Company's financial statements.

Effects of Inflation

         All of the Company's service agreements allow it to pass through to its clients increases in the cost of labor resulting from new wage agreements. The Company believes that it will be able to recover increases in costs attributable to inflation by continuing to pass through cost increases to its clients.


Cautionary Statements Regarding Forward Looking Statements

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


PART II.                  Other Information
                          -----------------
Item 1.                      Legal Proceedings.                                 Not Applicable

Item 2.                      Changes in Securities.                             Not Applicable

Item 3.                      Defaults under Senior Securities.                  Not Applicable

Item 4.                      Submission of Matters to a Vote of Security        Not Applicable
                                    Holders

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

                                                 HEALTHCARE SERVICES GROUP, INC.


May 6, 1998                                      /s/ Daniel P. McCartney
--------------------------                       -------------------------------
Date                                             DANIEL P. McCARTNEY, Chief
                                                     Executive Officer



May 6, 1998                                      /s/ Thomas A. Cook
--------------------------                       -------------------------------
Date                                             THOMAS A. COOK, President and
                                                     Chief Operating Officer



May 6, 1998                                      /s/ James L. DiStefano
--------------------------                       -------------------------------
Date                                             JAMES L. DiSTEFANO, Chief
                                                 Financial Officer and Treasurer



May 6, 1998                                       /s/ Richard W. Hudson
--------------------------                        ------------------------------
Date                                              RICHARD W. HUDSON, Vice
                                                      President-Finance,
                                                      Secretary and Chief
                                                      Accounting Officer