Form 10-Q
period 1998-06-30
HEALTHCARE SERVICES GROUP INC
filed 1998-08-13
CIK 731012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1998            Commission File Number  0-12015

                         HEALTHCARE SERVICES GROUP, INC.
             ( Exact name of registrant as specified in its charter)

          Pennsylvania                                   23-2018365
--------------------------------            -----------------------------------
(State or other jurisdiction of            (IRS Employer Identification number)
 incorporation or organization)

  2643 Huntingdon Pike, Huntingdon Valley, Pennsylvania       19006
        (Address of principal executive office)             (Zip code)

Registrant's telephone number, including area code:           215-938-1661

         Indicate mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for past 90 days.        YES       X           NO
                                            ---------            ---------

         Number of shares of common stock, issued and outstanding as of
                          August 12, 1998 is 7,531,538


                                Total of 15 Pages

                                      INDEX

PART I.      FINANCIAL INFORMATION                                      PAGE NO.
                                                                        --------
             Consolidated Balance Sheets as of                              2
             June 30, 1998 and  December 31, 1997

             Consolidated Statements of Income for the Three Months         3
             Ended June 30, 1998 and 1997

             Consolidated Statements of Income for the
             Six Months Ended June 30, 1998 and 1997                        4

             Consolidated Statements of Cash Flows for the Six Months       5
             ended June 30, 1998 and 1997

             Notes To Consolidated Financial Statements                 6 - 8

             Management's  Discussion and Analysis of Financial        9 - 12
             Condition and Results Of Operations

Part II.     OTHER INFORMATION                                             13

             SIGNATURES                                                    14

                         HEALTHCARE SERVICES GROUP, INC.
                           Consolidated Balance Sheets

                                                                              June 30,        December 31,
                                                                                1998             1997
                                                                             (Unaudited)       (Audited)
                                                                            ------------     ------------
ASSETS
CURRENT ASSETS:
             Cash and cash equivalents                                      $ 18,001,738     $ 17,774,219
             Accounts and notes  receivable, less allowance
               for doubtful accounts of $3,257,000
               in 1998 and  $3,663,000 in 1997                                42,711,202       36,560,661
             Prepaid income taxes                                                      -          366,712
             Inventories and supplies                                          7,645,122        7,339,928
             Deferred income taxes                                               364,457          567,119
             Prepaid expenses and other                                        2,312,882        2,859,133
                                                                            ------------     ------------
                  Total current assets                                        71,035,401       65,467,772
                                                                            ------------     ------------

PROPERTY AND EQUIPMENT:
             Laundry and linen equipment installations                        11,142,448       10,993,558
             Housekeeping equipment and office
               furniture                                                       8,833,878        8,731,042
             Autos and trucks                                                     51,110          157,611
                                                                            ------------     ------------
                                                                              20,027,436       19,882,211
             Less accumulated depreciation                                    14,330,578       14,245,071
                                                                            ------------     ------------
                                                                               5,696,858        5,637,140

COST IN EXCESS OF FAIR VALUE OF NET
  ASSETS ACQUIRED less accumulated
   amortization of  $1,366,472  in 1998  and
   $1,312,660  in  1997                                                        1,989,005        2,042,817
DEFERRED INCOME TAXES                                                          2,104,720        1,067,670
OTHER NONCURRENT ASSETS                                                        9,933,890       10,674,340
                                                                            ============     ============
                                                                            $ 90,759,874     $ 84,889,739
                                                                            ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
             Accounts payable                                               $  2,366,831      $ 4,275,902
             Accrued payroll, accrued and withheld payroll taxes               3,755,828        3,770,310
             Other accrued expenses                                              453,011          944,501
             Income taxes payable                                              1,941,978
             Accrued insurance claims                                            896,722          771,142
                                                                            ------------     ------------
                  Total current liabilities                                    9,414,370        9,761,855

ACCRUED INSURANCE CLAIMS                                                       3,373,385        2,900,964
COMMITMENTS AND CONTINGENCIES  (Note 3)

STOCKHOLDERS' EQUITY:   (Note 2)
             Common stock, $.01 par value: 15,000,000
               shares authorized, 11,257,595 shares issued
               and outstanding in 1998 and 7,386,863 in 1997                     112,576           73,869
             Additional paid in capital                                       27,418,995       26,005,004
             Retained earnings                                                50,440,548       46,148,047
                                                                            ------------     ------------
                  Total stockholders' equity                                  77,972,119       72,226,920
                                                                            ============     ============
                                                                            $ 90,759,874     $ 84,889,739
                                                                            ============     ============

                             See accompanying notes.

                        Healthcare Services Group, Inc.
                         Consolidated Income Statements
                                  (Unaudited)

                                                             For the Three Months Ended June 30,
                                                                1998                 1997
                                                            ------------         --------------
Revenues                                                    $ 49,405,821         $ 45,537,260
Operating costs and expenses:
  Costs of services provided                                  41,863,483           38,840,378
  Selling general and administrative                           4,292,401            4,020,676
Other Income:
  Settlement of civil litigation (Note 4)                              -           (1,800,000)
  Interest Income                                                380,318              359,995

Income before income taxes                                     3,630,255            1,236,201

Income taxes                                                   1,438,000            1,022,000

Net Income                                                  $  2,192,255         $    214,201

Earnings per share of common stock (Note 2)                 $        .20         $        .02

Diluted earnings per common share (Note 2)                  $        .19         $        .02

Basic weighted average number
  of common shares outstanding (Note 2)                       11,213,016           11,110,167

Diluted weighted average number
  of common shares outstanding (Note 2)                       11,405,969           11,306,676


                             See accompanying notes

                        Healthcare Services Group, Inc.
                         Consolidated Income Statements
                                  (Unaudited)

                                                            For the Three Months Ended June 30,
                                                                1998                 1997
                                                            ------------         -------------
Revenues                                                    $ 97,172,949         $ 86,951,750
Operating costs and expenses:
  Costs of services provided                                  82,460,328           74,111,691
  Selling general and administrative                           8,241,549            7,527,715
Other Income:
  Settlement of civil litigation (Note 4)                              -           (1,800,000)
  Interest Income                                                718,429              841,220

Income before income taxes                                     7,189,501            4,353,564

Income taxes                                                   2,897,000            2,287,000

Net Income                                                  $  4,292,501         $  2,066,564

Earnings per share of common stock (Note  2)                $        .38         $        .18

Diluted earnings per common share (Note 2)                  $        .38         $        .18

Basic weighted average number
  of common shares outstanding (Note 2)                       11,174,201           11,626,908

Diluted weighted average number
  of common shares outstanding (Note 2)                       11,430,729           11,808,374



                             See accompanying notes

                         HEALTHCARE SERVICES GROUP, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                For the Six Months Ended
                                                                                       June 30,
                                                                                 1998             1997
                                                                              ------------   -------------
Cash flows from operating activities:
  Net Income                                                                  $  4,292,501     $ 2,066,564
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                                                982,702       1,068,912
      Bad debt provision                                                         1,000,000         750,000
      Deferred income taxes (benefits)                                            (834,388)       (502,869)
      Tax benefit of stock option transactions                                     185,929          18,495
   Changes in operating assets and liabilities:
      Accounts and notes receivable                                             (7,150,541)     (3,209,758)
      Prepaid income taxes                                                         366,712
      Inventories and supplies                                                    (305,194)         26,699
      Changes to long term notes receivable                                        945,309      (1,306,582)
      Accounts payable and other accrued expenses                               (2,400,561)        598,209
      Accrued payroll, accrued and withheld payroll
       taxes                                                                       (14,482)        211,686
      Accrued insurance claims                                                     598,001         660,431
      Income taxes payable                                                       1,941,978         810,974
      Prepaid expenses and other assets                                            341,392         (42,678)
                                                                              -------------  --------------
          Net cash provided by (used in) operating activities                      (50,642)      1,150,083
                                                                              -------------  --------------
Cash flows from investing activities:
  Disposals of fixed assets                                                         20,100         316,154
  Additions to property and equipment                                           (1,008,708)       (905,443)
                                                                              -------------  --------------
          Net cash used in investing activities                                   (988,608)       (589,289)
                                                                              -------------  --------------
Cash flows from financing activities:
  Purchase of treasury stock                                                                    (9,147,680)
  Proceeds from the exercise of stock options                                    1,266,769         550,105
                                                                              -------------  --------------
          Net cash provided by (used in)  financing activities                   1,266,769      (8,597,575)
                                                                              -------------  --------------
Net increase (decrease) in cash and cash equivalents                               227,519      (8,036,781)

Cash and cash equivalents at beginning of the year                              17,774,219      22,677,290
                                                                              -------------  --------------

Cash and cash equivalents at end of the period                                $ 18,001,738     $14,640,509
                                                                              =============  ==============



                            See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Reporting

         The accompanying financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company, all adjustments considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 1997 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 1997. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three and six month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 - Three-For-Two Stock Split

         On August 5, 1998, the Board of Directors declared a three-for-two stock split of the Company's Common Stock effected in the form of a 50% stock dividend payable on August 27, 1998 to Common Stock stockholders of record on August 17, 1998. An amount equal to the par value of the shares of Common Stock to be issued (based on June 30, 1998 outstanding shares) was transferred from additional paid in capital to the common stock account retroactively in the June 30, 1998 balance sheet.

Note 3 - Other Contingencies

         The Company has a $13,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements or for other purposes, that expires on September 30, 1998. The Company anticipates that this credit line will be continued. Amounts drawn under the line are payable upon demand. At both June 30, 1998 and December 31, 1997, there were no borrowings under the line. At June 30, 1998 and December 31, 1997, the Company had outstanding approximately $12,600,000 and $11,200,000, respectively of irrevocable standby letters of credit, which primarily relate to payment obligations under the Company's insurance program. As a result of letters of credit issued, the amount available under the line was reduced by approximately $12,600,000 and $11,200,000 at June 30, 1998 and December 31, 1997, respectively.

         The Company is also involved in miscellaneous claims and litigation arising in the ordinary course of business. The Company believes that these matters, taken individually or in the aggregate, would not have a material adverse impact on the Company's financial position or results of operations.

Note 4 - Settlement of Civil Litigation

         On July 24, 1997, the Company and the U.S. Attorney for the Eastern District of Pennsylvania reached a settlement of the civil litigation commenced by the United States Attorney on or about May 24, 1996. This litigation was a result of and arose from (1) payments made by the Company for supplies which were allegedly furnished to clients of the Company and the actions of the Company after the payments were made and (2) payments made to certain clients of the Company in connection with the purchase of laundry installations from those clients. All claims described in the complaint were settled through the payment in July, 1997 of $1,225,000 to the United States government. The Company and its officers denied all allegations, and all allegations against the Company and its officers were dismissed with prejudice. The monetary impact of this settlement plus estimated related legal costs of $575,000, amounting to approximately $1,800,000 was accrued at June 30, 1997 and reduced the net income for the three month period ended June 30, 1997 by $1,577,000 or $.14 per basic and diluted common share (after the effect of the August 5, 1998 three-for-two stock split). In addition, the six month period ended June 30, 1997 net income was reduced as a result of the settlement payment by $1,577,000 or $.14 per basic and $.13 per diluted common share (after the effect of the August 5, 1998 three-for-two stock split). The Company has not recorded an income tax benefit in the accompanying financial statements for the settlement payment of $1,225,000 and therefore the effective tax rates of 82.7% and 52.5% for the three and six month periods ended June 30, 1997, respectively are in excess of the statutory rate.

Note 5 - Earnings Per Common Share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128) Earnings per Share, which is effective for financial statements for periods ending after December 15, 1997 and requires that all prior period earnings per share data be restated. The Company's financial statements reflect this adoption. The new standard eliminates primary and fully diluted earnings per common share and requires presentation of basic and, if applicable, diluted earnings per common share. Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive potential common shares, such as stock options. Earnings per common share retroactively reflect the three-for-two stock split described in Note 2.

Note 6 - Effect of Recently Issued Accounting Pronouncements

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

         Employers' Disclosure About Pensions and Postretirement Benefits In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure About Pensions and Other Postretirement Benefits." SFAS No. 132, effective for the year ending December 31, 1998, requires additional disclosures and eliminates certain existing disclosures, but does not affect recognition or measurement of net pension or postretirement benefit cost. Restatement of financial statement disclosures for prior periods is required. Adoption of SFAS No. 132 is not expected to have a material effect on the Company's financial statements.

PART I.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto.

RESULTS OF OPERATIONS

         Revenues for the second quarter of 1998 increased by 8.5% over revenues in the corresponding 1997 quarter. Revenues for the six months ended June 30, 1998 increased by 11.8 % over the corresponding 1997 period. The following factors contributed to the increase in 1998 second quarter and six month period revenues as compared to the corresponding 1997 periods: service agreements with new clients increased revenues by 16.0 % for the second quarter and 17.1 % for the six month period; providing new services to existing clients increased revenues 8.9 % for the second quarter and 8.3% for the six month period; and cancellations and other minor changes decreased revenues 16.4 % for the second quarter and 13.6 % for the six month period.

         Cost of services provided as a percentage of revenues decreased to 84.7% for the second quarter of 1998 from 85.3 % in the corresponding 1997 quarter. In addition, cost of services as a percentage of revenue decreased to 84.9% for the six month period ending June 30, 1998 from 85.2% in the same 1997 period. The primary factors affecting specific variations in the 1998 second quarter and six month periods' cost of services provided as a percentage of revenue and their effects on the respective .6% and .3 % decreases are as follows: in the second quarter a decrease of .8% in labor costs and payroll related taxes, a decrease of .3% in health insurance and employee benefits' costs and a .3% decrease in service equipment depreciation; and offsetting these decreases was an increase of .7% in the cost of supplies consumed in performing services; in the six month period a decrease of 1.4% in labor costs and payroll related taxes, a decrease of .3% in workers' compensation, general liability and other insurance and a .3% decrease in health insurance and employee benefits; and offsetting these decreases was an increase of 1.4% in the cost of supplies consumed in performing services

         Selling, general and administrative expenses as a percentage of revenue decreased slightly in the second quarter of 1998 to 8.7% as compared to 8.8% in the corresponding 1997 three month period. Additionally, during the six month period ended June 30, 1998 selling, general and administrative expenses as a percentage of revenue decreased to 8.5% as compared to 8.7% in the corresponding 1997 period. The three and six month decreases are primarily attributable to the Company's ability to control certain selling, general and administrative expenses while also comparing them to a greater revenue base.

         Interest income decreased in the six month period ending June 30, 1998 compared to the same 1997 period principally due to lower average cash balances. The lower average cash balances in the 1998 six month period as compared to 1997 primarily resulted from the Company's expenditure of approximately $10,900,000 for a common stock buy-back which occurred during 1997.

Liquidity and Capital Resources

         At June 30, 1998 the Company had working capital and cash of $61,621,031 and $18,001,738 respectively as compared to December 31, 1997 working capital and cash of $55,705,917 and $17,774,219, respectively. The Company's current ratio at June 30, 1998 increased to 7.5 to 1 compared to 6.7 to 1 at December 31, 1997.

         The net cash used by the Company's operating activities was $50,642 for the six month period ended June 30, 1998 as compared to net cash provided of $1,150,083 in the same 1997 period. The principle sources of cash flows from operating activities for the six month periods ended June 30, 1998 and 1997 were net income and the timing of payments for income taxes, depreciation and amortization and charges to operations for bad debt provisions. The operating activity that used the largest amount of cash was a $6,205,232 and $4,516,340 net increase in accounts and current and long term notes receivable at June 30, 1998 and 1997, respectively. The increases in these amounts resulted primarily from the growth in the Company's revenues. Additionally, operating activities' cash flows for the six month periods ended June 30, 1998 were decreased by $2,400,561 which resulted from the timing of payments to vendors.

         The Company's principle use of cash in investing activities for the six month periods ended June 30, 1998 and 1997 is the purchase of housekeeping equipment and laundry equipment installations.

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

         The Company encounters difficulty in collecting amounts due from certain of its clients, including those in bankruptcy, those turned over to collection attorneys, those which have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company has increased its bad debt provision by approximately $1,000,000 in the six month period ended June 30, 1998. In making its evaluation, in addition to analyzing and anticipating, where possible, the specific cases described above, management considers the general collection risk associated with trends in the long-term care industry.

         The Company has a $13,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow, that expires on September 30, 1998. The Company anticipates that this credit line will be continued. Amounts drawn under the line are payable on demand. At June 30, 1998, there were no borrowings under the line. However, at such date, the amount available under the line had been reduced by approximately $12,600,000 as a result of contingent liabilities of the Company to the lender relating to letters of credit issued for the Company (See Note 2 of Notes to Financial Statements).

         At June 30, 1998, the Company had $18,001,738 of cash and cash equivalents, which it views as its principal measure of liquidity.

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

         The Company's Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend payable August 27, 1998, in shares of the Company's Common Stock to the owners of its Common Stock of record at the close of business August 17, 1998. The effect of this action will increase shares outstanding by approximately 3,764,231 to approximately 11,292,694. The three-for-two stock split has been retroactively reflected in the June 30, 1998 balance sheet and earnings per common share have been retroactively adjusted to reflect the three-for-two stock split.

Other Matters -- Year 2000 Compliance

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

Cautionary Statements Regarding Forward Looking Statements

         Certain matters discussed may include forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, risks arising from the Company providing its services exclusively to the healthcare industry and credit and collection risks associated with this industry. Additionally, the Company's operating results would be adversely effected if unexpected increases in the costs of labor, materials, supplies and equipment used in performing its services could not be passed on to clients.

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

PART II.        Other Information

Item 1.         Legal Proceedings.                                Not Applicable
Item 2.         Changes in Securities.                            Not Applicable

Item 3.         Defaults under Senior Securities.                 Not Applicable

Item 4.         Submission of Matters to a Vote of Security       Not Applicable
                Holders

Item 5.         Other Information.

                 a)  The Company's Board of Directors
                     declared a three-for-two stock split in
                     the form of a 50% stock dividend payable
                     August 27, 1998, in shares of the
                     Company's Common Stock to the owners of
                     its Common Stock of record at the close
                     of business August 17, 1998. The effect
                     of this action will increase shares
                     outstanding by approximately 3,764,231
                     to approximately 11,292,694 shares.

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

                                           HEALTHCARE SERVICES GROUP, INC.


August 12, 1998                            /s/ Daniel P. McCartney
                                           --------------------------
Date                                       DANIEL P. McCARTNEY, Chief
                                           Executive Officer



August 12, 1998                            /s/ Thomas A. Cook
                                           --------------------------
Date                                       THOMAS A. COOK,  President and
                                           Chief Operating Officer


August 12, 1998                            /s/ James L. DiStefano
                                           --------------------------
Date                                       JAMES L. DiSTEFANO, Chief Financial
                                           Officer and Treasurer



August 12, 1998                            /s/ Richard W. Hudson
                                           --------------------------
Date                                       RICHARD W. HUDSON, Vice
                                           President-Finance, Secretary and
                                           Chief Accounting Officer