Form 10-Q
period 1998-09-30
HEALTHCARE SERVICES GROUP INC
filed 1998-11-12
CIK 731012

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1998            Commission File Number  0-12015

                         HEALTHCARE SERVICES GROUP, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                        23-2018365
-------------------------------                   ----------------------------
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

                             YES  __x__     NO _____

Number of shares of common stock, issued and outstanding as of November 10, 1998 is 11,230,887


                                Total of 15 Pages


                                              INDEX


PART  I.                            FINANCIAL INFORMATION                                      PAGE NO.

                    Consolidated Balance Sheets as of                                              2
                    September 30, 1998 and  December 31, 1997

                    Consolidated Statements of Income for the Three Months Ended                   3
                    September 30, 1998 and 1997

                    Consolidated Statements of Income for the
                    Nine Months Ended September 30, 1998 and 1997                                  4

                    Consolidated Statements of Cash Flows for the Nine Months                      5
                    ended September 30, 1998 and 1997

                    Notes To Consolidated Financial Statements                                   6 - 8

                    Management's  Discussion and Analysis of Financial Condition                 9 - 12
                    and Results Of Operations


Part II.                                  Other Information                                        13

Signatures                                                                                         14


                         HEALTHCARE SERVICES GROUP, INC.
                           Consolidated Balance Sheets


                                                                  September 30,    December 31,
                                                                       1998           1997
                                                                   (Unaudited)      (Audited)
                                                                   ------------    ------------

ASSETS
CURRENT ASSETS:
             Cash and cash equivalents                             $22,329,915      $17,774,219
             Accounts and notes  receivable, less allowance
               for doubtful accounts of $4,096,000
               in 1998 and  $3,663,000 in 1997                      41,349,879       36,560,661
             Prepaid income taxes                                         --            366,712
             Inventories and supplies                                7,632,703        7,339,928
             Deferred income taxes                                     708,939          567,119
             Prepaid expenses and other                              2,727,912        2,859,133
                                                                   -----------      -----------
                  Total current assets                              74,749,348       65,467,772
                                                                   -----------      -----------

PROPERTY AND EQUIPMENT:
             Laundry and linen equipment installations               9,762,036       10,993,558
             Housekeeping equipment and office
               furniture                                             8,318,117        8,731,042
             Autos and trucks                                           51,110          157,611
                                                                   -----------      -----------
                                                                    18,131,263       19,882,211
             Less accumulated depreciation                          12,459,260       14,245,071
                                                                   -----------      -----------
                                                                     5,672,003        5,637,140

COST IN EXCESS OF FAIR VALUE OF NET
  ASSETS ACQUIRED less accumulated
  amortization of  $1,393,378 in 1998 and
  $1,312,660 in 1997                                                 1,962,099        2,042,817
DEFERRED INCOME TAXES                                                2,412,890        1,067,670
OTHER NONCURRENT ASSETS                                              9,952,640       10,674,340
                                                                   -----------      -----------
                                                                   $94,748,980      $84,889,739
                                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
             Accounts payable                                      $ 2,836,474      $ 4,275,902
             Accrued payroll, accrued and withheld payroll taxes     6,806,119        3,770,310
             Other accrued expenses                                    879,400          944,501
             Income taxes payable                                    1,300,561
             Accrued insurance claims                                  785,337          771,142
                                                                   -----------      -----------
                  Total current liabilities                         12,607,891        9,761,855

ACCRUED INSURANCE CLAIMS                                             2,954,365        2,900,964
COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY: (Note 2)
             Common stock, $.01 par value: 22,500,000
              shares authorized, 11,158,182 shares issued
              and outstanding in 1998 and 7,386,863 in 1997            111,582           73,869
             Additional paid in capital                             26,361,701       26,005,004
             Retained earnings                                      52,713,441       46,148,047
                                                                   -----------      -----------
                  Total stockholders' equity                        79,186,724       72,226,920

                                                                   -----------      -----------
                                                                   $94,748,980      $84,889,739
                                                                   ===========      ===========

                              See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Income Statements
(Unaudited)


                                                         For the Three Months
                                                          Ended September 30,
                                                         1998           1997
                                                      -----------   -----------

Revenues                                              $54,038,751   $47,209,073
Operating costs and expenses:
  Costs of services provided                           46,582,281    40,078,568
  Selling general and administrative                    4,554,448     4,259,971
Other Income:
  Interest Income                                         372,872       257,903
                                                      -----------   -----------

Income before income taxes                              3,274,894     3,128,437

Income taxes                                            1,002,000     1,273,000
                                                      -----------   -----------

Net Income                                            $ 2,272,894   $ 1,855,437
                                                      ===========   ===========

Earnings per share of common stock: (Notes 2 and 5)
  Basic earnings per common share                     $      0.20   $      0.17
                                                      ===========   ===========

  Diluted earnings per common share                   $      0.20   $      0.16
                                                      ===========   ===========

Basic weighted average number
  of common shares outstanding                         11,262,386    11,055,189
                                                      ===========   ===========

Diluted weighted average number
  of common shares outstanding                         11,648,193    11,286,944
                                                      ===========   ===========





See accompanying notes

Healthcare Services Group, Inc.
Consolidated Income Statements
(Unaudited)


                                                        For the Nine Months
                                                        Ended September 30,
                                                         1998           1997
                                                    -------------  -------------

Revenues                                            $ 151,211,699  $ 134,160,823
Operating costs and expenses:
  Costs of services provided                          129,042,608    114,190,260
  Selling general and administrative                   12,795,997     11,787,684
Other Income (Expense):
  Settlement of civil litigation ( Note 4)                   --       (1,800,000)
  Interest Income                                       1,091,301      1,099,123
                                                    -------------  -------------

Income before income taxes                             10,464,395      7,482,002

Income taxes                                            3,899,000      3,560,000
                                                    -------------  -------------

Net Income                                          $   6,565,395  $   3,922,002
                                                    =============  =============

Earnings per share of common stock: (Notes 2 and 5)
  Basic earnings per common share                   $        0.59  $        0.34
                                                    =============  =============

  Diluted earnings per common share                 $        0.57  $        0.34
                                                    =============  =============

Basic weighted average number
  of common shares outstanding                         11,203,919     11,438,280
                                                    =============  =============

Diluted weighted average number
  of common shares outstanding                         11,554,287     11,636,508
                                                    =============  =============



See accompanying notes

                         HEALTHCARE SERVICES GROUP, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                  For the Nine Months Ended
                                                                        September 30,
                                                                 ----------------------------
                                                                     1998            1997
                                                                 ------------    ------------

Cash flows from operating activities:
  Net Income                                                     $  6,565,395    $  3,922,002
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization                                 1,512,199       1,598,078
      Bad debt provision                                            1,840,000       1,125,000
      Deferred income taxes (benefits)                             (1,487,040)          2,972
      Tax benefit of stock option transactions                        309,667          51,784
   Changes in operating assets and liabilities:
      Accounts and notes receivable                                (6,628,734)     (4,352,424)
      Prepaid income taxes                                            366,712
      Inventories and supplies                                       (292,775)        (18,682)
      Changes to long term notes receivable                           924,160        (114,509)
      Accounts payable and other accrued expenses                  (1,504,530)       (758,263)
      Accrued payroll, accrued and withheld payroll
       taxes                                                        3,035,809       2,817,145
      Accrued insurance claims                                         67,596         446,773
      Income taxes payable                                          1,300,561       1,491,119
      Prepaid expenses and other assets                               (71,724)       (196,399)
                                                                 ------------    ------------

          Net cash provided by operating activities                 5,937,296       6,014,596
                                                                 ------------    ------------

Cash flows from investing activities:
  Disposals of fixed assets                                           122,659         162,452
  Additions to property and equipment                              (1,589,002)     (1,236,009)
                                                                 ------------    ------------

          Net cash used in investing activities                    (1,466,343)     (1,073,557)
                                                                 ------------    ------------

Cash flows from financing activities:
  Purchase of treasury stock                                       (1,500,180)     (9,147,680)
  Proceeds from the exercise of stock options                       1,584,923         880,925
                                                                 ------------    ------------

          Net cash provided by (used in)  financing activities         84,743      (8,266,755)
                                                                 ------------    ------------


Net increase (decrease) in cash and cash equivalents                4,555,696      (3,325,716)

Cash and cash equivalents at beginning of the year                 17,774,219      22,677,290
                                                                 ------------    ------------


Cash and cash equivalents at end of the period                   $ 22,329,915    $ 19,351,574
                                                                 ============    ============



See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




Note 1 - Basis of Reporting

         The accompanying financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company, all adjustments considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 1997 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 1997. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three and nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 - Three-For-Two Stock Split

         On August 5, 1998, the Board of Directors declared a three-for-two stock split of the Company's Common Stock effected in the form of a 50% stock dividend payable on August 27, 1998 to Common Stock stockholders of record on August 17, 1998. An amount equal to the par value of the shares of Common Stock issued was transferred from additional paid in capital to common stock in the September 30, 1998 balance sheet and earnings per common share have been adjusted to reflect the three-for-two stock split. The effect of this action was to increase shares outstanding at August 27, 1998 by approximately 3,765,694 to approximately 11,297,082.

Note 3 - Other Contingencies

         The Company has a $13,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements or for other purposes, that expires on September 30, 1999. Amounts drawn under the line are payable upon demand. At both September 30, 1998 and December 31, 1997, there were no borrowings under the line. However at both September 30, 1998 and December 31, 1997, the Company had outstanding approximately $13,000,000 of irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance program. As a result of letters of credit issued, there are no amounts available under the line at either September 30, 1998 and December 31, 1997.

         The Company is also involved in miscellaneous claims and litigation arising in the ordinary course of business. The Company believes that these matters, taken individually or in the aggregate, would not have a material adverse impact on the Company's financial position or results of operations.

Note 4 - Settlement of Civil Litigation

         On July 24, 1997, the Company and the U.S. Attorney for the Eastern District of Pennsylvania reached a settlement of the civil litigation commenced by the United States Attorney on or about May 24, 1996. This litigation was a result of and arose from (1) payments made by the Company for supplies which were allegedly furnished to clients of the Company and the actions of the Company after the payments were made and (2) payments made to certain clients of the Company in connection with the purchase of laundry installations from those clients. All claims described in the complaint were settled through the payment in July, 1997 of $1,225,000 to the United States government. The Company and its officers denied all allegations, and all allegations against the Company and its officers were dismissed with prejudice. The monetary impact of this settlement plus estimated related legal costs of $575,000, amounting to approximately $1,800,000 was accrued at June 30, 1997 and reduced the net income for the nine month period ended September 30, 1997, as a result of the settlement payment, by $1,577,000 or $.14 per basic and $.13 per diluted common share (after the effect of the August 5, 1998 three-for-two stock split). The Company has not recorded an income tax benefit in the accompanying financial statements for the settlement payment of $1,225,000 and therefore the effective tax rate of 47.6% for the nine month period ended September 30, 1997 is in excess of the statutory rate.

Note 5 - Earnings Per Common Share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128) Earnings per Share, which is effective for financial statements for periods ending after December 15, 1997 and requires that all prior period earnings per share data be restated. The Company's financial statements reflect this adoption. The new standard eliminates primary and fully diluted earnings per common share and requires presentation of basic and, if applicable, diluted earnings per common share. Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive potential common shares, such as stock options. Earnings per common share reflect the three-for-two stock split described in
Note 2.

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

RESULTS OF OPERATIONS

         Revenues for the third quarter of 1998 increased by 14.5% over revenues in the corresponding 1997 quarter. Revenues for the nine months ended September 30, 1998 increased by 12.7 % over the corresponding 1997 period. The following factors contributed to the increase in 1998 third quarter and nine months period revenues as compared to the corresponding 1997 periods: service agreements with new clients increased revenues by 23.6 % for the third quarter and 19.4 % for the nine month period; providing new services to existing clients increased revenues 3.3 % for the third quarter and 6.5% for the nine month period; and cancellations and other minor changes decreased revenues 12.4 % for the third quarter and 13.2 % for the nine month period.

         Cost of services provided as a percentage of revenues increased to 86.2% for the third quarter of 1998 from 84.9 % in the corresponding 1997 quarter. In addition, cost of services as a percentage of revenue increased slightly to 85.3% for the nine month period ending September 30, 1998 from 85.1% in the same 1997 period. The primary factors affecting specific variations in the 1998 third quarter and nine month periods' cost of services provided as a percentage of revenue and their effects on the respective 1.3% and .2 % increases are as follows: in the third quarter an increase of 1.0% in labor costs and payroll related taxes, an increase of .8% in the allowance for doubtful accounts and an increase of .6% in the cost of supplies consumed in performing services; and offsetting these increases was a decrease of .7% in workers' compensation, general liability and other insurance; in the nine month period an increase of 1.1% in the cost of supplies consumed in performing services and an increase of .4% in the allowance for doubtful accounts; offsetting these increases was a decrease of .5% in labor costs and payroll related taxes and a decrease of .5% in workers' compensation, general liability and other insurance.

         Selling, general and administrative expenses as a percentage of revenue decreased in the third quarter of 1998 to 8.4% as compared to 9.0% in the corresponding 1997 three month period. Additionally, during the nine month period ended September 30, 1998 selling, general and administrative expenses as a percentage of revenue decreased to 8.5% as compared to 8.8% in the corresponding 1997 period. The three and nine month decreases are primarily attributable to the Company's ability to control certain selling, general and administrative expenses while also comparing them to a greater revenue base.

         The effective tax rate for the third quarter 1998, as well as the nine month period ended September 30, 1998 was positively impacted by the reversal of prior years' over accruals for income taxes.


Liquidity and Capital Resources

         At September 30, 1998 the Company had working capital and cash of $62,141,458 and $22,329,915 respectively as compared to December 31, 1997 working capital and cash of $55,705,917 and $17,774,219, respectively. The Company's current ratio at September 30, 1998 is 5.9 to 1 compared to 6.7 to 1 at December 31, 1997.

         The net cash provided by the Company's operating activities was $5,937,296 for the nine month period ended September 30, 1998 as compared to net cash provided of $6,014,596 in the same 1997 period. The principle sources of cash flows from operating activities for the nine month periods ended September 30, 1998 and 1997 were net income, timing of payments for payroll, payroll related taxes, depreciation and amortization and charges to operations for bad debt provisions. The operating activity that used the largest amount of cash was a $5,704,574 and $4,466,933 net increase in accounts and current and long term notes receivable at September 30, 1998 and 1997, respectively. The increases in these amounts resulted primarily from the growth in the Company's revenues. Additionally, operating activities' cash flows for the nine month period ended September 30, 1998 was decreased by $1,504,530 as a result of the timing of payments to vendors.

         The Company's principle use of cash in investing activities for the nine month periods ended September 30, 1998 and 1997 was the purchase of housekeeping equipment and laundry equipment installations.

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

         The Company encounters difficulty in collecting amounts due from certain of its clients, including those in bankruptcy, those turned over to collection attorneys, those which have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company has increased its bad debt provision by approximately $1,840,000 in the nine month period ended September 30, 1998. In making its evaluation, in addition to analyzing and anticipating, where possible, the specific cases described above, management considers the general collection risk associated with trends in the long-term care industry.

         The Company has a $13,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow, that expires on September 30, 1999. Amounts drawn under the line are payable on demand. At September 30, 1998, there were no borrowings under the line. However, at such date, the line was fully used as a result of contingent liabilities of the Company to the lender relating to letters of credit issued for the Company (See Note 3 of Notes to Financial Statements). In light of its existing working capital balances, the Company does not believe it will need to currently increase its bank line of credit.

         At September 30, 1998, the Company had $22,329,915 of cash and cash equivalents, which it views as its principal measure of liquidity.

         The level of capital expenditures by the Company is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment and laundry and linen equipment installations. Although the Company has no remaining specific material commitments for capital expenditures during calendar year 1998, it estimates that it will have incurred capital expenditures of approximately $2,000,000 during this year in connection with housekeeping equipment and laundry and linen equipment installations in its clients' facilities, as well as hardware and software expenditures relating to the implementation of a new computerized financial reporting system. The Company believes that its cash from operations, existing balances and credit line will be adequate for the foreseeable future to satisfy the needs of its operations and to fund its continued growth. However, if the need arose, the Company would seek to obtain capital from such sources as long-term debt or equity financing.

         In accordance with the Company's previously announced authorizations to purchase its outstanding common stock, the Company expended approximately $1,500,000 to purchase 150,000 shares of its common stock in September 1998 at an average price of $10.00 per common share and $10,900,000 during 1997 to purchase 1,413,750 shares of its common stock at an average price of $7.73 per common share. The Company remains authorized to purchase approximately 613,500 shares pursuant to previous Board of Directors' action (in each case after giving effect to the 50% stock dividend described below).

         The Company's Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend payable August 27, 1998, in shares of the Company's Common Stock to the owners of its Common Stock of record at the close of business August 17, 1998. The effect of this action was to increase shares outstanding by approximately 3,765,694 to approximately 11,297,082. The three-for-two stock split has been reflected in the September 30, 1998 balance sheet and earnings per common share have been adjusted to reflect the three-for-two stock split.

Other Matters - Year 2000 Compliance

         The Company is in the process of implementing new operating and application software which it believes will be fully operational during 1998. The Company has been notified by its software manufacturer, as well as the firm providing installation support, that the new applications have functionality for the year 2000. The Company does not believe it will incur any material expense, beyond the new systems installation costs, with respect to year 2000 issues. Additionally, the Company utilizes an independent service bureau for the processing of payroll and payroll tax related operations. Many of the Company's clients participate in programs funded by federal and state governmental agencies which may be affected by year 2000 issue. The Company has been notified by its payroll processing company that all of its systems will be fully compliant with year 2000 requirements. Any failure by the Company, its outside processing company, its clients or the federal and state governmental agencies to effectively monitor or implement the above referenced operational, financial, management and technical support systems with reference to year 2000 compliance could have a material adverse effect on the Company's business and consolidated results of operations.

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

Item 1.       Legal Proceedings.                                  Not Applicable

Item 2.       Changes in Securities.                              Not Applicable

Item 3.       Defaults under Senior Securities.                   Not Applicable

Item 4.       Submission of Matters to a Vote of Security         Not Applicable
                Holders

Item 5.      Other Information.

               a) The Company's Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend payable August 27, 1998, in shares of the Company's Common Stock to the owners of its Common Stock of record at the close of business August 17, 1998. The effect of this action was to increase shares outstanding by approximately 3,765,694 to approximately 11,297,082 shares.

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

                                  HEALTHCARE SERVICES GROUP, INC.


November 12, 1998                 /s/ Daniel P. McCartney
---------------------             ---------------------------------------------
Date                                  DANIEL P. McCARTNEY, Chief
                                       Executive Officer



November 12, 1998                 /s/ Thomas A. Cook
---------------------             ----------------------------------------------
Date                                  THOMAS A. COOK,  President and
                                       Chief Operating Officer



November 12, 1998                 /s/ James L. DiStefano
---------------------             ---------------------------------------------
Date                                  JAMES L. DiSTEFANO, Chief Financial
                                       Officer and Treasurer



November 12, 1998                 /s/ Richard W. Hudson
---------------------             ---------------------------------------------
Date                                  RICHARD W. HUDSON, Vice
                                       President-Finance, Secretary and Chief
                                       Accounting Officer