Form 10-K
period 1998-12-31
HEALTHCARE SERVICES GROUP INC
filed 1999-03-30
CIK 731012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
       (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 1998
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                        For the transition period from      to

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

       Registrant's telephone number, including area code: (215) 938-1661
                                                           --------------
           Securities registered pursuant to Section 12(b) of the Act:
                                                          Name of Each Exchange
  Titles of Each Class                                     on Which Registered
  --------------------                                     -------------------
                                                                  NONE

           Securities registered pursuant to Section 12(g) of the Act:

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
                               YES  X      NO
                                   ----      ----

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
                               YES  X      NO
                                   ----      ----

    The aggregate market value of voting stock (Common Stock, $.01 par value)
        held by non-affiliates of the Registrant as of March 19, 1999 was approximately $103,668,347. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: At March 19, 1999 there were outstanding 11,057,957 shares of the Registrant's Common Stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of Form 10-K will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Registrant pursuant to Regulation 14A within 120 days after the close of its fiscal year.

                                     PART I

         References made herein to the Company or the Registrant include Healthcare Services Group, Inc. and its wholly owned subsidiary HCSG Supply, Inc., unless the context otherwise requires.

Item I.  Business
-------  --------

(a)      General
         Healthcare Services Group, Inc. (the "Company" or the "Registrant") provides housekeeping, laundry, linen, facility maintenance and food services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals. The Company believes that it is the largest provider of contractual housekeeping and laundry services to the long-term care industry in the United States, rendering such services to approximately 1,050 facilities in 43 states and Canada as of December 31, 1998.

(b)      Not Applicable

(c)      Description of Services
         The Company provides management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and food service departments of the health care industry. The Company's labor force is also interchangeable with respect to each of these services, with the exception of food services. The Company believes that each service it performs is similar in nature and each provides opportunity for growth.

         Housekeeping services. Housekeeping services is the largest service sector of the Company. It involves cleaning, disinfecting and sanitizing resident areas in the facilities. In providing services to any given client facility, the Company typically hires and trains the hourly employees who were employed by such facility prior to the engagement of the Company. The Company normally assigns two on-site managers to each facility to supervise and train hourly personnel and to coordinate housekeeping and laundry with other facility support functions. Such management personnel also oversee the execution of a variety of quality and cost-control procedures including continuous training and employee evaluation as well as on-site testing for infection control. The on-site management team also assists the facility in complying with Federal, state and local regulations.

         Laundry and linen services. Laundry and linen services is the other significant service sector of the Company. Laundry services involves laundering and processing of the residents' personal clothing. The Company provides laundry service to all of its housekeeping clients. Linen services involves providing, laundering and processing the sheets, pillow cases, blankets, towels, uniforms and assorted linen items used by the facilities. The hiring, training and supervision of laundry and linen services' hourly employees are similar to, and performed by the same management personnel as housekeeping services. Generally, at most of the facilities that utilize the Company's linen services, the equipment is either acquired and installed by the Company, or the existing laundry installations are purchased from the facility and upgraded when required. Each such installation generally requires initial capital outlays by the Company of from $50,000 to $250,000 depending on the size of the facility, installation and construction cost and the amount of equipment required. The Company could incur relocation or other costs in the event of the cancellation of a linen service agreement where there was an investment by the Company in a corresponding laundry installation.

         From January 1, 1996 through December 31, 1998, the Company's services were cancelled by thirty-five facilities with respect to which the Company had previously invested in a laundry installation. Laundry installations relating to agreements cancelled in 1998 and 1997 resulted in the Company receiving approximately $57,000 and $41,000 less, respectively than the net amount at which these assets were recorded on its balance sheet. In 1996, laundry installations, relating to clients who terminated their service agreements with the Company, were sold to the Company's clients for an amount in excess of the net amount recorded on the Company's balance sheet. Linen supplies, in some instances are owned by the Company, and the Company maintains a sufficient inventory of these items in order to ensure their availability. The Company provides linen services to approximately twenty per cent of the facilities for which it provides housekeeping services.

         Facility maintenance, materials acquisition and consulting services. Facility maintenance services consist of repair and maintenance of laundry equipment, plumbing and electrical systems, as well as carpentry and painting. In many instances, materials, equipment and supplies utilized by the Company in the performance of maintenance services, as well as housekeeping, laundry and linen services, are provided by the Company through its wholly owned subsidiary, HCSG Supply, Inc.. The Company also provides consulting services to facilities to assist them in updating their housekeeping, laundry and linen operations.

         Food services. The Company commenced providing food services to a limited number of clients in 1997. Food services consist of the development of a menu that meets the residents' dietary needs, purchasing and preparing the food to assure the residents receive an appetizing meal, and participation in monitoring the residents' ongoing nutrition status. On-site management is responsible for all daily food service activities, with regular support being provided by a district manager specializing in food service, as well as a registered dietitian. The Company also provides consulting services to facilities to assist them in updating and cost containment in regards a client's food service operation.

         Laundry installations sales. The Company (as distributor of laundry equipment) sells laundry installations to its clients which generally represent the construction and installation of a turn-key operation. With regard to laundry installation sales, the Company generally offers payment terms, ranging from 36 to 60 months. There were no service agreement cancellations in 1998, 1997 or 1996 by clients who have purchased laundry installations from the Company. During the years 1996 through 1998, laundry installation sales were not material to the Company's operating results as the Company prefers to own such laundry installations in connection with performance of its service agreements.

                        Operational-Management Structure
                        --------------------------------

         By applying its professional management techniques, the Company is able to contain certain housekeeping, laundry, linen, facility maintenance and food service costs on a continuing basis. The Company provides its services through a network of management personnel, as illustrated below.

                           Vice President - Operations


                            Divisional Vice President
                                  (5 Divisions)


                         Regional Vice President/Manager
                                  (18 Regions)


                                District Manager
                                 (97 Districts)


                                Training Manager


                              Facility Manager and
                           Assistant Facility Manager

         Each facility is managed by an on-site Facility Manager, an Assistant Facility Manager, and if necessary, additional supervisory personnel. Districts, typically consisting of from eight to twelve facilities, are supported by a District Manager and a Training Manager. District Managers bear overall responsibility for the facilities within their districts. They are generally based within close proximity to each facility. These managers provide active support to clients in addition to the support provided by the Company's on-site management. Training Managers are responsible for the recruitment, training and development of Facility Managers. At December 31, 1998, the Company maintained 18 regions within five divisions. A division consists of two to six regions within a specific geographical area. A Divisional Vice President manages each division. Additionally, two divisions, have a Divisional Vice President-Sales who supports the Divisional Vice President by managing the marketing efforts of the respective divisions. Each region is headed by a Regional Vice President/Manager and a Regional Sales Director who assumes primary responsibility for marketing the Company's services. Regional Vice President/Managers report to Divisional Vice Presidents who in turn report to the Vice President of Operations. With respect to the Food Service division, the Divisional Vice President assumes primary responsibility for the marketing efforts of his division. Such efforts are supplemented by the

Food Service division Regional Manager, as well as the other divisions' sales and marketing personnel. The Company believes that its divisional, regional and district organizational structure facilitates its ability to obtain new clients, as well as its ability to sell new services to existing clients.

                               Market and Services
                               -------------------

         The market for the Company's services consists of a large number of facilities involved in various aspects of the health care industry, including, nursing homes, retirement complexes, rehabilitation centers and hospitals. Such facilities may be specialized or general, privately owned or public, profit or not-for-profit, and may serve patients on a long-term or short-term basis. The market for the Company's services is expected to continue to grow as the elderly increase as a percentage of the United States and Canadian population and as government reimbursement policies require increased cost control or containment by constituents of its targeted market.

         In 1998 the long-term care market consisted of approximately 23,000 facilities, according to estimates of the Department of Health and Human Services. The facilities primarily range in size from small private facilities with 65 beds to facilities with over 500 beds. The Company markets its services primarily to facilities with 100 or more beds. The Company believes that less than five percent of long-term care facilities use outside providers of housekeeping and laundry services such as the Company.

                               Marketing and Sales
                               -------------------

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

         The Company's services are marketed primarily through referrals and in-person solicitation of target facilities. The Company also utilizes direct mail campaigns and participates in industry trade shows, health care trade associations and healthcare support services seminars that are offered in conjunction with state or local health authorities in many of the states in which the Company conducts its business. The Company's programs have been approved for continuing education credits by state nursing home licensing boards in certain states, and are typically attended by facility owners, administrators and supervisory personnel, thus presenting a marketing opportunity for the Company. Indications of interest in the Company's services arising from initial marketing efforts are followed up with a presentation regarding the Company's services and survey of the service requirements of the facility. Thereafter, a formal proposal, including operational recommendations and recommendations for proposed savings, is submitted to the prospective client. Once the prospective client accepts the proposal and signs the service agreement, the Company can set up its operations on-site within days.

                        Government Regulation of Clients
                        --------------------------------

         The Company's clients are subject to governmental regulation. In August 1997, the President signed into law the Balanced Budget Act of 1997. The legislation changes Medicare and Medicaid policy in a number of ways including the phasing in of a Medicare prospective payment system ("PPS") for skilled nursing facilities effective July 1, 1998. PPS will significantly change the manner in which skilled nursing facilities are reimbursed for inpatient services provided to Medicare beneficiaries. Unlike the old system, which relied solely on cost reports submitted, PPS rates are based entirely on the federallly-acuity-adjusted rate. Although there can be no assurance thereof, the Company believes that while PPS will affect how clients are paid for certain services, the Company's business should not be adversely impacted by this legislation, as clients determine how to adjust to PPS. The Company does not participate in any government reimbursement programs, therefore, all of the Company's contractual relationships with its clients continue to determine the clients' payment obligations to the Company. At this time, the Company has not been able to fully assess the impact of PPS on its clients, due in part to uncertainty as to the details of implementation by its clients.

                               Service Agreements
                               ------------------

         The Company offers two kinds of service agreements, a full service agreement or a management agreement. In a full service agreement, the Company assumes both management and payroll responsibility for the hourly housekeeping, laundry, linen, facility maintenance and food service employees.

         The Company typically adopts and follows the client's employee wage structure, including its policy of wage rate increases, and passes through to the client any labor cost increases associated with wage rate adjustments. Under a management agreement, the Company provides management and supervisory services while the client facility retains payroll responsibility for its hourly employees. Substantially all of the Company's agreements are full service agreements. These agreements typically provide for a one year term, cancelable by either party upon 30 days' notice after the initial 90-day period. As of December 31, 1998, the Company provided services to approximately 1,050 client facilities.

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

         From time to time, the Company encounters difficulty in collecting amounts due from certain of its clients, including those in bankruptcy, those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company recorded bad debt provisions of $2,339,515, $899,551 and $2,050,000 in the years ended December 31, 1998, 1997 and 1996, respectively. In making its evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, management considers the general collection risks associated with trends in the long-term care industry.

                                   Competition
                                   -----------

         The Company competes primarily with the in-house support service departments of its potential clients. Most healthcare facilities perform their own support service functions without relying upon outside management firms such as the Company. In addition, a number of local firms compete with the Company in the regional markets in which the Company conducts business. Several national service firms are larger and have greater financial and marketing resources than the Company, although historically, such firms have concentrated their marketing efforts on hospitals rather than the long-term care facilities typically serviced by the Company. Although the competition to provide service to health care facilities is strong, the Company believes that it competes effectively for new agreements, as well as renewals of the existing agreements based upon the quality and dependability of its services and the cost savings it can effect for the client.

                                    Employees
                                    ---------

         At December 31, 1998, the Company employed 2,040 management and supervisory personnel. Of these employees, 206 held executive, regional/district management and office support positions, and 1,834 of these salaried employees were on-site management personnel. On such date, the Company employed approximately 12,006 hourly employees. Many of the Company's hourly employees were previous support employees of the Company's clients. In addition, the Company manages hourly employees who remain employed by certain of its clients.

         Approximately 12% of the Company's hourly employees are unionized. These employees are subject to collective bargaining agreements that are negotiated by individual facilities and are assented to by the Company so as to bind the Company as an "employer" under the agreements. The Company may be adversely affected by relations between its client facilities and the employee unions. The Company is a party to negotiated collective bargaining agreements with respect to approximately 90 employees at five facilities. The Company believes its employee relations are satisfactory.

(d) Risk Factors - Certain matters discussed in this report may include forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, risks arising from the Company providing its services exclusively to the health care industry and credit and collection risks associated with this industry. Additionally, the Company's operating results would be adversely effected if unexpected increases in the costs of labor, materials supplies and equipment used in performing its services could not be passed on to clients.

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

(e)      Financial Information About Foreign and Domestic Operations and Export
         Sales
         Not Applicable.


Item 2.  Properties
-------  ----------

         The Company leases its corporate offices, located at 2643 Huntingdon Pike, Huntingdon Valley, Pennsylvania 19006, which consists of 6,638 square feet. The term of the lease expires on March 31, 2001. The Company also leases office space at other locations in Pennsylvania, Massachusetts, Florida, Illinois, California, Colorado, Georgia, Missouri and Texas, office sizes range from approximately 1,000 to 2,500 square feet. These locations serve as divisional or regional offices. In addition, the Company leases warehouse space in Pennsylvania, Florida and Illinois. The warehouses in Pennsylvania, Florida and Illinois consist of approximately 18,000, 10,000 and 3,500 square feet, respectively. None of these leases is for more than a five-year term.

         The Company is provided with office and storage space at each of its client facilities. Management does not foresee any difficulties with regard to the continued utilization of such premises.

         The Company presently owns laundry equipment, office furniture and equipment, housekeeping equipment and vehicles. Management believes that all of such equipment is sufficient for the conduct of the Company's current operations.


Item  3. Legal Proceedings.
----  ---------------------

         As of December 31, 1998, there were no material pending legal proceedings to which the Company was a party, or of which any of its property was subject, other than routine litigation or claims believed to be adequately covered by insurance.


Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         Not applicable.

                                     PART II


Item 5.  Market for Registrant's Common Stock and Related Security Holder
         Matters

(a)      Market Information
         The Company's common stock, $.01 par value (the "Common Stock") is traded on the NASDAQ National Market System. On December 31, 1998, there were 11,034,207 shares of Common Stock outstanding.

         On August 5, 1998, the Board of Directors declared a three-for-two stock split of the Company's Common Stock effected in the form of a 50% stock dividend payable on August 27, 1998 to Common Stock stockholders of record on August 17, 1998. An amount equal to the par value of the shares of Common Stock issued was transferred from additional paid in capital to Common Stock in the December 31, 1998 balance sheet. The effect of this action was to increase shares of outstanding Common Stock at August 27, 1998 by approximately 3,693,432.

         The high and low bids for the Common Stock during the two years ended December 31, 1998, ranged as follows (after giving effect to the three-for-two stock split):

                       1998 High                      1998 Low
                       ---------                      --------
1st Qtr.                  9 15/16                        8 1/3
2nd Qtr.                  9 9/16                         9 1/3
3rd Qtr.                 11 11/16                        9 3/16
4th Qtr.                  9 7/8                          8 3/8

                       1997 High                      1997 Low
                       ---------                      --------
1st Qtr.                  8 1/3                          6 3/4
2nd Qtr.                  8 1/3                          6 2/3
3rd Qtr.                  9 1/3                          7 2/3
4th Qtr.                  9 9/16                         8 3/16



(b)      Holders
         As of March 19, 1999, there were approximately 320 holders of record of the common stock, including stock held in nominee name by brokers or other nominees. It is estimated that there are approximately 2,600 beneficial holders.

(c)      Dividends
         The Company has not paid any cash dividends on its Common Stock during the last two years. Currently, it intends to continue this policy of retaining all of its earnings, if any, to finance the development and expansion of its business.

Items 6 through 8 -    Selected Financial Data, Management's Discussion and
                       Analysis of Financial Condition and Results of Operations and Financial Statements and Supplementary Data

         The information called for herein is incorporated by reference to the Company's Annual Report to Shareholders for the year ended December 31, 1998.

Selected Financial Data

The selected financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, the Financial Statements and Notes thereto.


                                                            (In thousands except for per share data and employees)
                                                            ------------------------------------------------------
                                                                           Years ended December 31:
                                                                           ------------------------
                                                            1998        1997        1996         1995        1994
                                                            ----        ----        ----         ----        ----
Revenues                                                 $204,869    $181,359     $162,482    $148,747     $136,414
Net income                                               $  8,869    $  5,894     $  6,889    $  3,941     $  6,400
Basic earnings per common share                          $    .79    $    .52     $    .57    $    .32     $    .53
Diluted earnings per common share                        $    .77    $    .51     $    .56    $    .32     $    .53
Weighted average number of common
   shares outstanding for basic EPS                        11,188      11,354       12,156      12,210       12,044
Weighted average number of common
   shares outstanding for diluted EPS                      11,512      11,578       12,203      12,335       12,211

As of December 31:
Working Capital                                          $ 62,009    $ 55,706     $ 57,434    $ 51,068     $ 46,146
Total Assets                                             $ 93,109    $ 84,890     $ 86,446    $ 80,290     $ 75,815
Long-Term Obligations                                    $    -      $    -       $    -      $    -       $    300
Stockholders' Equity                                     $ 80,192    $ 72,227     $ 74,938    $ 68,470     $ 62,124
Book Value Per Share                                     $   7.27    $   6.52     $   6.17    $   5.61     $   5.22
Employees                                                  14,046      12,180       11,217      10,911       10,808

All share data has been adjusted to reflect the 3-for-2 stock split paid in the form of a 50% stock dividend on August 27, 1998.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto.

Management's Discussion and Analysis of
Financial Condition And Results of Operations

Results of Operations
From 1993 through 1998, the Company's revenues grew at a compound annual rate of 12.4%. This growth was achieved through obtaining new clients in both existing market areas, as well as providing additional services to existing clients. Although there can be no assurance thereof, the Company anticipates future growth, although its compound growth rates will likely decrease as growth is measured against the Company's increasing revenue base.

The following table sets forth for the years indicated the percentage which certain items bear to revenues:

                                              Relation to Total Revenues
                                              --------------------------
                                               Years Ended December 31,
                                               ------------------------
                                             1998        1997         1996
Revenues                                    100.0%      100.0%       100.0%
Operating costs and expenses:
   Costs of services provided                85.1        85.1         85.7
   Selling, general and administrative        8.5         8.8          8.0
Interest income                                .6          .8           .7
Settlement of civil litigation
   (Note 9)                                   -          (1.0)         -
                                              ---         ---          ---
Income before income taxes                    7.0         5.9          7.0
Income taxes                                  2.7         2.6          2.8
                                              ---         ---          ---
Net income                                    4.3%        3.3%         4.2%
                                              ===         ===          ===

1998 Compared with 1997
Revenues increased 13% to $204,869,023 in 1998 from $181,359,305 in 1997. The following factors contributed to the increase in revenues: service agreements with new clients increased revenues 22.7%; new services to existing clients increased revenues 4.9%; and cancellations and other minor changes decreased revenues by 14.6%.

   Costs of services provided as a percentage of revenues in 1998 was 85.1%, the same as in 1997. The primary factors affecting specific variations in the 1998 cost of services provided as a percentage of revenue are as follows: decrease in workers' compensation, general liability and other insurance of .5%; decrease of
 .3% in the cost of supplies consumed in performing services; decrease of .3% in employee benefits; offsetting these decreases was an increase in allowance for doubtful accounts of .6%.

   Selling, general and administrative expenses as a percentage of revenue decreased to 8.5% in 1998 from 8.8% in 1997. The decrease is primarily attributable to the Company's ability to control these expenses while comparing them to a greater revenue base.

1997 Compared with 1996
Revenues increased 12% to $181,359,305 in 1997 from $162,482,169 in 1996. The following factors contributed to the increase in revenues: service agreements with new clients in existing geographic areas increased revenues 16.8%; new services to existing clients increased revenues 5.2%; and cancellations and other minor changes decreased revenues by 10%.

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

   Selling, general and administrative expenses as a percentage of revenue increased to 8.8% in 1997 from 8.0% in 1996. The increase is primarily a result of the additional costs associated with the expansion of the Company's divisional and regional staffs, as well as the costs of installing a new computerized financial reporting system.

   In the second quarter of 1997 the Company established a provision of $1,800,000 for additional legal and related costs in connection with the settlement of a civil lawsuit which was settled in July 1997 (see Note 9 - Settlement of Civil Litigation).

Liquidity and Capital Resources
At December 31, 1998 the Company had working capital and cash of $62,009,010 and $17,201,408 respectively, which represents an 11% increase and 3% decrease, respectively, compared to December 31, 1997 working capital and cash of $55,705,917 and $17,774,219. During 1998, the Company expended $3,496,000 for open market purchases of 369,000 shares of its common stock. The Company's current ratio at December 31, 1998 increased only slightly, to 6.8 to 1 from 6.7 to 1 at December 31, 1997.

   The net cash provided by the Company's operating activities was $3,319,704 for the year ended December 31, 1998. The principal source of cash flows from operating activities for 1998 was net income, charges to operations for bad debt provisions, depreciation and amortization, and the timing of payments for payroll and payroll related taxes. The operating activity that used the largest amount of cash was a $10,215,917 net increase in accounts and current and long term notes receivable, as well as a $871,915 decrease in accrued insurance claims. The net increase in accounts and current and long term notes receivable resulted primarily from the growth in the Company's revenues. The decrease in accrued insurance claims is principally due to the estimated final payment on expiring policies to the Company's insurance carrier.

   The Company's principal use of cash in investing activities for the year ended December 31, 1998 was the purchase of housekeeping equipment, computer equipment and laundry equipment installations.

   At December 31, 1997 the Company had working capital and cash of $55,705,917 and $17,774,219 respectively which represent decreases of 3% and 22% respectively, compared to December 31, 1996 working capital and cash of $57,434,314 and $22,677,290, respectively. The declines are primarily a result of the Company's expending approximately $10,900,000 for open market purchases of 942,500 shares of its common stock. As a result of the stock buy-back the Company's current ratio at December 31, 1997 decreased to 6.7 to 1 from 7.6 to 1 at December 31, 1996.

   The net cash provided by the Company's operating activities was $5,364,992 for the year ended December 31, 1997. The principal source of cash flows from operating activities for 1997 was net income, depreciation and amortization, charges to operations for bad debt provisions and the timing of payments for payroll and payroll related taxes. The operating activity that used the largest amount of cash was a $4,261,684 increase in accounts and current and long term notes receivable, as well as a $506,560 increase in prepaid expenses and other assets. The increase in accounts and current and long term notes receivable resulted primarily from the growth in the Company's revenues. The increase in prepaid expenses and other assets primarily resulted from payments made in connection with laundry installations not complete as of December 31, 1997.

   The Company's principal use of cash in investing activities for the year ended December 31, 1997 was the purchase of housekeeping equipment and laundry equipment installations.

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

   The Company encounters difficulty in collecting amounts due from certain of its clients, including those in bankruptcy, those which have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company has recorded bad debt provisions of $2,339,515, $899,551 and $2,050,000 in the years ended December 31, 1998, 1997 and 1996 respectively. In making its evaluation, in addition to analyzing, and anticipating, where possible, the specific cases described above, management considers the general collection risk associated with trends in the long-term care industry.

   The Company has a $13,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow, that expires on September 30, 1999. Amounts drawn under the line are payable on demand. At December 31, 1998, there were no borrowings under the line. However, at such date, the line was fully utilized as a result of contingent liabilities of the Company to the lender relating to letters of credit issued for the Company (see Note 8 of Notes to Financial Statements).

   At December 31, 1998, the Company had $17,201,408 of cash and cash equivalents, which it views as its principal measure of liquidity.

   The level of capital expenditures by the Company is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment and laundry and linen equipment installations. Although the Company has no specific material commitments for capital expenditures through the end of calendar year 1999, it estimates that it will incur capital expenditures of approximately $2,500,000 during this period in connection with housekeeping equipment and laundry and linen equipment installations in its clients' facilities, as well as hardware and software expenditures relating to the implementation of a new computerized financial reporting system. The Company believes that its cash from operations, existing balances and credit line will be adequate for the foreseeable future to satisfy the needs of its operations and to fund its continued growth. However, if the need arose, the Company would seek to obtain capital from such sources as long-term debt or equity financing.

   In accordance with the Company's previously announced authorizations to purchase its outstanding common stock, the Company expended $3,496,000 to purchase 369,000 shares of its common stock during 1998 at an average price of $9.47 per share. The Company remains authorized to purchase 469,950 shares pursuant to previous Board of Directors action (in each case after giving effect to the 50% stock dividend described below).

   The Company's Board of Director's declared a three-for-two stock split in the form of a 50% stock dividend payable August 27, 1998, to the owners of its Common Stock of record at the close of business August 17, 1998. The effect of this action was to increase shares outstanding by 3,693,432. The three-for-two stock split has been reflected in the December 31, 1998 balance sheet.

Effect of Recently Issued Accounting Pronouncements

Accounting for Derivative Instruments and Hedging Activities
------------------------------------------------------------
In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June, 1999. SFAS No. 133 requires all entities to recognize all derivative instruments on their balance sheet as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

   Adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated financial statements.

Other Matters - Year 2000 Compliance
The Company has implemented new operating and application software which has become operational during 1998. The Company has been notified by the software manufacturer, as well as the firm providing installation support, that the new applications have functionality for the year 2000. Therefore, the Company does not believe it will incur any material expense, beyond the new systems installation costs, with respect to year 2000 issues. Additionally, the Company utilizes an independent service bureau for the processing and payment of payroll and payroll related taxes. The Company has been notified by its payroll processing company that all of its systems will be fully compliant with year 2000 requirements. Many of the Company's clients participate in programs funded by federal and state governmental agencies which may be affected by year 2000 issues. Any failure by the Company, its outside processing company, its clients or the federal and state governmental agencies to effectively monitor, implement or improve the above referenced operational, financial, management and technical support systems could have a material adverse effect on the Company's business and consolidated results of operations.

Cautionary Statements Regarding Forward Looking Statements
Certain matters discussed may include forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, risks arising from the Company providing its services exclusively to the health care industry, primarily providers of long-term care, and credit and collection risks associated with this industry. Additionally, the Company's operating results would be adversely effected if unexpected increases in the costs of labor, materials, supplies and equipment used in performing its services could not be passed on to its clients.

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

Consolidated Balance Sheets

Assets                                                      December 31,
                                                       -------------------------
Current Assets:                                           1998        1997
---------------                                           ----        ----
   Cash and cash equivalents                           $17,201,408  $17,774,219
   Accounts and notes receivable, less allowance for
      doubtful accounts of $3,449,000 in 1998 and
      $3,663,000 in 1997                                45,066,828   36,560,661
   Prepaid income taxes                                          -      366,712
   Inventories and supplies                              7,803,437    7,339,928
   Deferred income taxes (Note 4)                          324,054      567,119
   Prepaid expenses and other                            2,318,285    2,859,133
                                                       -----------  -----------
   Total current assets                                 72,714,012   65,467,772
Property and Equipment:
   Laundry and linen equipment installations             8,985,945   10,993,558
   Housekeeping and office equipment                     8,482,207    8,731,042
   Autos and trucks                                         51,110      157,611
                                                       -----------  -----------
                                                        17,519,262   19,882,211
   Less accumulated depreciation                        11,416,214   14,245,071
                                                       -----------  -----------
                                                         6,103,048    5,637,140
COSTS IN EXCESS OF FAIR VALUE OF
   NET ASSETS ACQUIRED
   less accumulated amortization of $1,420,284 in 1998
   and $1,312,660 in 1997 (Note 1)                       1,935,193    2,042,817
DEFERRED INCOME TAXES (Note 4)                           2,131,535    1,067,670
OTHER NONCURRENT ASSETS (Note 1)                        10,225,439   10,674,340
                                                       -----------  -----------
                                                       $93,109,227  $84,889,739
                                                       ===========  ===========

Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable                                    $ 4,366,015   $4,275,902
   Accrued payroll, accrued and withheld payroll taxes   5,147,634    3,770,310
   Other accrued expenses (Note 9)                         319,333      944,501
   Income taxes payable (Note 4)                           283,980            -
   Accrued insurance claims (Notes 1 and 10)               588,040      771,142
                                                       -----------  -----------
   Total current liabilities                            10,705,002    9,761,855
ACCRUED INSURANCE CLAIMS
   (Notes 1 and 10)                                      2,212,151    2,900,964
COMMITMENTS AND CONTINGENCIES (Notes 2 and 8)
STOCKHOLDERS' EQUITY: (Note 3)
   Common stock, $.01 par value: 15,000,000 shares
      authorized, 11,034,207 shares issued in 1998 and
      7,386,863 in 1997                                    110,342       73,869
   Additional paid in capital                           25,064,832   26,005,004
   Retained earnings                                    55,016,900   46,148,047
                                                       -----------  -----------
   Total stockholders' equity                           80,192,074   72,226,920
                                                       -----------  -----------
                                                       $93,109,227  $84,889,739
                                                       ===========  ===========

                            See accompanying notes.

Consolidated Statements of Income

                                                            Years Ended December 31,
                                                            ------------------------
                                                          1998           1997         1996
                                                          ----           ----         ----
Revenues                                             $204,869,023   $181,359,305   $162,482,169
Operating costs and expenses:
   Cost of services provided                          174,431,075    154,417,984    139,178,736
   Selling, general and administrative                 17,447,639     15,859,083     12,967,523
Other income (expense):
   Settlement of civil litigation (Note 9)                            (1,800,000)
   Interest income                                      1,400,544      1,412,096      1,143,162
                                                     ------------   -----------    ------------
Income before income taxes                             14,390,853     10,694,334     11,479,072
Income taxes (Note 4)                                   5,522,000      4,800,000      4,590,000
                                                     ------------   -----------    ------------
Net income                                           $  8,868,853   $  5,894,334   $  6,889,072
                                                     ============   ============   ============
Basic earnings per common share
   (Notes 1 and 7)                                   $        .79   $        .52   $        .57
                                                     ============   ============   ============
Diluted earnings per common share
   (Notes 1 and 7)                                   $        .77   $        .51   $        .56
                                                     ============   ============   ============

All per share data has been adjusted to reflect the 3-for-2 stock split paid in the form of a 50% stock dividend on August 27, 1998.

                            See accompanying notes.

Consolidated Statements of Cash Flows

                                                               Years Ended December 31,
                                                               ------------------------
                                                          1998           1997          1996
                                                          ----           ----          ----
Cash flows from operating activities:
   Net Income                                         $ 8,868,853    $ 5,894,334    $ 6,889,072
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
   Depreciation and amortization                        2,080,823      2,119,053      2,212,570
   Bad debt provision                                   2,339,515        899,551      2,050,000
   Deferred income taxes (benefits)
     (Note 4)                                            (820,800)       258,000        660,797
   Tax benefit of stock option
     transactions                                         571,985        120,826          2,821
   Changes in operating assets and liabilities:
      Accounts and notes receivable                   (10,845,682)    (4,141,482)    (2,905,442)
      Prepaid income taxes                                366,712       (366,712)     1,466,184
      Inventories and supplies                           (463,509)        52,579       (192,474)
      Changes to long term
         notes receivable                                 629,765       (120,202)      (786,737)
      Accounts payable and other
         accrued expenses (Note 9)                       (535,055)       303,524     (1,407,510)
      Accrued payroll, accrued and
         withheld payroll taxes                         1,377,324        816,211        641,193
      Accrued insurance claims
        (Notes 1 and 10)                                 (871,915)        89,009        400,161
      Income taxes payable                                283,980        (53,139)        53,139
      Prepaid expenses and other assets                   337,708       (506,560)      (184,564)
                                                      -----------    -----------    -----------
      Net cash provided by operating
         activities                                     3,319,704      5,364,992      8,899,210
                                                      -----------    -----------    -----------
Cash flows from investing activities:
   Disposals of fixed assets                              400,165        212,721        251,211
   Additions to property and equipment                 (2,816,996)    (1,754,111)    (2,386,017)
                                                      -----------    -----------    -----------
   Net cash used in investing activities               (2,416,831)    (1,541,390)    (2,134,806)
                                                      -----------    -----------    -----------
Cash flows from financing activities:
   Purchase of treasury stock                          (3,496,000)   (10,923,679)      (528,975)
   Proceeds from the exercise of stock
     options                                            2,020,316      2,197,006        105,975
                                                      -----------    -----------    -----------
   Net cash used in financing activities               (1,475,684)    (8,726,673)      (423,000)
                                                      -----------    -----------    -----------
   Net increase (decrease) in cash and
     cash equivalents                                    (572,811)    (4,903,071)     6,341,404
   Cash and cash equivalents at
     beginning of the year                             17,774,219     22,677,290     16,335,886
                                                      -----------    -----------    -----------
   Cash and cash equivalents at end of
     the year                                         $17,201,408    $17,774,219    $22,677,290
                                                      ===========    ===========    ===========


                            See accompanying notes.

Consolidated Statements of Stockholders' Equity

                                                                      Years Ended December 31, 1998, 1997 and 1996
                                                                      --------------------------------------------
                                                                            Additional                                    Total
                                                      Common Stock           Paid-in       Retained      Treasury      Stockholders'
                                                  Shares        Amount       Capital       Earnings       Stock           Equity
                                                  ------        ------       -------       --------       -----           ------
Balance, December 31, 1995                      8,143,063      $ 81,431     $35,023,468    $33,364,641   $    --        $68,469,540
   Net income for the year                                                                   6,889,072                    6,889,072
   Exercise of stock options                       12,600           126         105,849                                     105,975
   Tax benefit arising from
    stock transactions                                                            2,821                                       2,821
   Purchase of common
    stock for treasury
    (65,000 shares)                                                                                         (528,975)      (528,975)
   Treasury stock retired                         (65,000)         (650)       (528,325)                     528,975
                                               ----------      --------     -----------    -----------   -----------    -----------
Balance, December 31, 1996                      8,090,663        80,907      34,603,813     40,253,713        --         74,938,433
   Net income for year                                                                       5,894,334                    5,894,334
   Exercise of stock options                      238,700         2,387       2,194,619                                   2,197,006
   Tax benefit arising from
    stock transactions                                                          120,826                                     120,826
   Purchase of common
    stock for treasury
    (942,500 shares)                                                                                     (10,923,679)   (10,923,679)
   Treasury stock retired                        (942,500)       (9,425)    (10,914,254)                  10,923,679
                                               ----------      --------     -----------    -----------   -----------    -----------
Balance, December 31, 1997                      7,386,863        73,869      26,005,004     46,148,047        --          2,226,920
   Three-for-two stock split                    3,693,432        36,934         (36,934)
   Net income for year                                                                       8,868,853                    8,868,853
   Exercise of stock options                      322,912         3,229       2,017,087                                   2,020,316
   Tax benefit arising from
    stock transactions                                                          571,985                                     571,985
   Purchase of common stock
    for treasury (369,000 shares)                                                                         (3,496,000)    (3,496,000)
   Treasury stock retired                       (369,000)        (3,690)     (3,492,310)                   3,496,000
                                               ----------      --------     -----------    -----------   -----------    -----------
Balance, December 31, 1998                     11,034,207      $110,342     $25,064,832    $55,016,900   $    --        $80,192,074
                                               ==========      ========     ===========    ===========   ===========    ===========


                            See accompanying notes.

Notes to Consolidated Financial Statements

Note 1--Summary of Significant Accounting Policies
General
-------
The Company provides housekeeping, laundry, linen, facility maintenance and food services exclusively to the healthcare industry such as nursing homes, rehabilitation centers, retirement facilities and hospitals.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of Healthcare Services Group, Inc. and its wholly-owned subsidiary, HCSG Supply, Inc. after elimination of intercompany transactions.

Cash and cash equivalents
-------------------------
Cash and cash equivalents consist of short-term, highly liquid investments with a maturity of three months or less at time of purchase.

Impaired notes receivable
-------------------------
In the event that a promissory note receivable is impaired, it is accounted for in accordance with FAS 114 and FAS 118; that is, they are valued at the present value of expected cash flows or market value of related collateral. The Company evaluates its notes receivable for impairment quarterly and on an individual client basis. Notes receivable considered impaired are generally attributable to clients that are either in bankruptcy, have been turned over to collection attorneys or those slow payers that are experiencing severe financial difficulties.
   At December 31, 1998, the Company had notes receivable aggregating $5,300,000 that are impaired. During 1998, the Company increased its reserve against these notes by $3,250,000 and charged the reserve $50,000 resulting in a reserve balance at December 31, 1998 of $4,100,000. During 1998, the average outstanding balance of these notes receivable was $3,500,000 and no interest income was recognized.
   At December 31, 1997, the Company had notes receivable aggregating $1,600,000 that are impaired. During 1997, the Company reduced its reserve against these notes by 1,100,000 and charged the reserve $600,000 resulting in a reserve balance at December 31, 1997, of $900,000. During 1997, the average outstanding balance of these notes receivable was $2,400,000 and no interest was recognized.
   At December 31, 1996, the Company had notes receivable aggregating $3,300,000 that are impaired. During 1996, the Company increased its reserve against these notes by $1,200,000 and charged the reserve $1,100,000 resulting in a reserve balance at December 31, 1996 of $2,600,000. During 1996, the average outstanding balance of these notes receivable was $3,800,000 and no interest income was recognized.
   The Company follows an income recognition policy on all notes receivable that does not recognize interest income until cash payments are received. This policy was established for conservative reasons, recognizing the environment of the long-term care industry, and not because such notes are impaired. The difference between income recognition on a full accrual basis and cash basis, for notes that are not considered impaired, is not material. For impaired notes, interest income is recognized on a cost recovery basis only.

Inventories and supplies
------------------------
Inventories and supplies include housekeeping and laundry supplies, as well as food service provisions which are valued at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis. Linen supplies are included in inventory and are amortized over a 24 month period.

Property and equipment
----------------------
Property and equipment are stated at cost. Additions, renewals and improvements are capitalized, while maintenance and repair costs are expensed. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in income. Depreciation is provided by the straight-line method over the following estimated useful lives: laundry and linen equipment installations -- 3 to 7 years; housekeeping equipment and office equipment -- 3 to 7 years; autos and trucks -- 3 Years.

Revenue recognition
-------------------
Revenues from service agreements are recognized as services are performed. The Company (as a distributor of laundry equipment since 1981) occasionally makes sales of laundry installations to certain clients. The sales in most cases represent the construction and installation of a turn-key operation and are for payment terms ranging from 36 to 60 months. The Company's accounting policy for these sales is to recognize the gross profit over the life of the original payment terms associated with the financing of the transactions by the Company. During 1998, 1997 and 1996, laundry installation sales were not material.

Income taxes
------------
Deferred income taxes result from temporary differences between tax and financial statement recognition of revenue and expense. These temporary differences arise primarily from differing methods used for financial and tax purposes to calculate insurance expense, certain receivable reserves, other provisions which are not currently deductible for tax purposes, and revenue recognized on laundry installation sales.
   Income taxes paid were approximately $5,120,000, $5,481,000 and $1,936,000 during 1998, 1997 and 1996, respectively.

Earnings per common share
-------------------------
Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive potential common shares, such as stock options. Earnings per common share has been adjusted to reflect the 3-for-2 stock split described in Note 3.

Costs in excess of fair value of net assets
-------------------------------------------
Costs in excess of the fair value of net assets of businesses acquired are amortized on a straight-line basis over periods not exceeding forty years. All of the carrying value at December 31, 1998 resulted from a 1985 acquisition which is being amortized over a thirty-one year period. Amortization charged to earnings was $107,624 per year for the years 1998, 1997 and 1996, respectively.
   On an ongoing basis, management reviews the valuation and amortization of costs in excess of fair value of net assets acquired. As part of this review, the Company estimates the value and future benefits of the net income generated by the related service agreements to determine that no impairment has occurred.

Other noncurrent assets
-----------------------
Other noncurrent assets consist of:
                                                     1998           1997
                                                 -----------    -----------
Long-term notes receivable                       $ 9,748,210    $10,377,975
Other                                                477,229        296,365
                                                 -----------    -----------
                                                 $10,225,439    $10,674,340
                                                 ===========    ===========

Long-term notes receivable primarily represent trade receivables that were converted to notes to enhance collection efforts. Interest income is only recognized as cash payments are received. Amounts shown are net of allowance for doubtful accounts of $2,777,580 and $336,500 in 1998 and 1997, respectively.

Reclassification
----------------
Certain reclassifications to 1997 reported amounts have been made in the financial statements to conform to 1998 presentation.

Concentrations of Credit Risk
-----------------------------
Statement of Financial Accounting Standards No. 105 (SFAS No. 105) requires the disclosure of significant concentrations of credit risk, regardless of the degree of such risk. Financial instruments, as defined by SFAS No. 105, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts and notes receivable. At December 31, 1998 and 1997, substantially all of the Company's cash and cash equivalents were invested with one financial institution. The Company's clients are concentrated in the health care industry, primarily providers of long-term care. The clients are comprised of many companies with a wide geographical dispersion within the United States. However, recent industry trends indicate consolidation of nursing home ownership into chains, which can lead to a client concentration. At December 31, 1998, no single client or nursing home chain accounted for more than 10% of total revenue.

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

Note 2--Lease Commitments
The Company leases office facilities and autos under operating leases expiring on various dates through 2003 (see Note 5). The following is a schedule, by calendar years, of future minimum lease payments under operating leases having remaining terms in excess of one year as of December 31, 1998:

                                                         Operating
Year                                                       Leases
                                                         --------
1999 .................................................   $480,011
2000 .................................................    331,464
2001 .................................................    110,426
2002 .................................................     44,325
2003 .................................................     23,590
                                                         --------
Total minimum lease payments .........................   $989,816
                                                         ========

Total expense for all operating leases was $861,245, $813,719 and $698,041 for the years ended December 31, 1998, 1997 and 1996, respectively.

Note 3--Stockholders' Equity
On August 5, 1998, the Board of Directors declared a three-for-two stock split of the Company's Common Stock effected in the form of a 50% stock dividend payable on August 27, 1998 to Common Stock stockholders of record on August 17, 1998. An amount equal to the par value of the shares of Common Stock issued was transferred from additional paid in capital to common stock in the December 31, 1998 balance sheet. All stock options, share and per share disclosures have been adjusted to reflect the 3-for-2 stock split.
   As of December 31, 1998, 1,127,354 shares of common stock were reserved under the incentive stock option plans, including 331,999 shares which were available for future grant. The Stock Option Committee is responsible for determining the individuals who will be granted options, the number of options each individual will receive, the option price per share, and the exercise period of each option. The incentive stock option price will not be less than the fair market value of the common stock on the date the option is granted. No option will have a term in excess of ten years and are exercisable commencing six months from the option date. As to any stockholder who owns 10% or more of the common stock, the option price per share will be no less than 110% of the fair market value of the common stock on the date the options are granted and such options shall not have a term in excess of five years.

   On December 6, 1996, the Stock Option Committee extended to December 18, 2001 the expiration date of 139,200 Incentive Stock Options which were due to expire on December 18, 1996. Such options were extended at their original grant price which was greater than the fair market value on the date of the extension.
   As of December 31, 1998, options outstanding, under the Incentive Stock Option Plans, for 626,186 shares were exercisable at prices ranging from $5.56 to $9.90, and the weighted average remaining contractual life was 5.1 years. The weighted average fair value of incentive options granted during 1998, 1997 and 1996 was $3.74, $1.17 and $1.73, respectively.

A summary of incentive stock option activity is as follows:

                                                                                Incentive Stock Options
                                                         ----------------------------------------------------------------------
                                                                 1998                     1997                     1996
                                                         ---------------------     -------------------     --------------------
                                                         Average       Number      Average     Number       Average     Number
                                                          Price      of Shares      Price    of Shares       Price    of Shares
                                                          -----      ---------      -----    ---------       -----    ---------
Beginning of period                                       $7.11        914,076      $6.78      928,818       $7.09      764,474
Granted                                                    8.43        169,169       7.72      197,696        6.25      237,620
Cancelled                                                  5.70        (17,326)      6.68      (23,738)       8.50      (66,376)
Exercised                                                  6.48       (270,564)      6.20     (188,700)       5.65       (6,900)
                                                          -----       --------      -----     --------       -----      -------
End of period                                             $7.63        795,355      $7.11      914,076       $6.78      928,818
                                                          =====        =======      =====      =======       =====      =======
Exercisable at end of period                                           626,186                 716,380                  732,846
                                                                       =======                 =======                  =======

   The Company has granted non-qualified stock options primarily to employees and directors under either the Company's 1995 Incentive and Non-Qualified Stock Option Plan for key employees and the Company's 1996 Non-Employee Director's Stock Option Plan. Amendments to the 1995 Plan, as well as the 1996 Plan were adopted on March 6, 1996 and approved by shareholders on June 4, 1996. Pursuant to the terms of the 1996 Non-Employee Director's Stock Option Plan, each eligible non-employee director receives an automatic grant based on a prescribed formula on the fixed annual grant date. The non-qualified options were granted at option prices which were not less than the fair market value of the common stock on the date the options were granted. The options are exercisable over a five to ten year period, commencing six months from the option date.
   As of December 31, 1998, non-qualified options outstanding, under the above mentioned plans, for 426,540 shares were exercisable at prices ranging from $5.67 to $9.21, and the weighted average remaining contractual life was 4.3 years. The weighted average fair value of non-qualified options granted during 1998, 1997 and 1996 was $5.53, $4.97 and $1.68, respectively.

A summary of non-qualified stock option activity is as follows:

                                                                              Non Qualified Stock Options
                                                         ----------------------------------------------------------------------
                                                                 1998                     1997                     1996
                                                         ---------------------     -------------------     --------------------
                                                         Average       Number      Average     Number       Average     Number
                                                          Price      of Shares      Price    of Shares       Price    of Shares
                                                          -----      ---------      -----    ---------       -----    ---------
Beginning of period                                       $6.84        495,525      $6.47      581,391       $6.48      476,180
Granted                                                    8.60         52,156       7.89       89,484        6.30      117,211
Cancelled                                                     -              -          -            -           -            -
Exercised                                                  6.19        (68,985)      6.13     (175,350)       5.58      (12,000)
                                                          -----       --------      -----     --------       -----      -------
End of period                                             $7.13        478,696      $6.84      495,525       $6.47      581,391
                                                          =====        =======      =====      =======       =====      =======
Exercisable at end of period                                           426,540                 406,041                  491,533
                                                                       =======                 =======                  =======

The Company applies APB Opinion 25 in measuring stock compensation. Accordingly, no compensation cost has been recorded for options granted to employees or directors in the years ended December 31, 1998, 1997 and 1996. The fair value of each option granted has been estimated on the grant date using the Black-Scholes Option Valuation Model. The following assumptions were made in estimating fair value:

                                      1998               1997            1996
                                ---------------     ---------------     -------
Risk-Free Interest-Rate         4.53% and 4.94%     5.69% and 6.54%     5.83%
Expected Life                   5 and 10 years      1 and 10 years      2 years
Expected Volatility             42.0% and 49.3%     32.0% and 49.5%     42.2%

Had compensation cost been determined under fasb Statement No. 123, net income and earnings per share would have been reduced as follows:

                                                    (in thousands)
                                                 Year Ended December 31,
                                             --------------------------------
                                              1998        1997        1996
                                              ----        ----        ----
Net Income
   As reported                               $8,869      $5,894       $6,889
   Pro forma                                 $8,682      $5,174       $6,516
Basic Earnings Per Common Share
   As reported                               $  .79      $  .52       $  .57
   Pro forma                                 $  .78      $  .46       $  .54
Diluted Earnings Per Common Share
   As reported                               $  .77      $  .51       $  .56
   Pro forma                                 $  .75      $  .45       $  .53

Note 4--Income Taxes
The provision for income taxes consists of:

                                       Year Ended December 31,
                                 -------------------------------------
                                    1998         1997          1996
                                    ----         ----          ----
Current:
   Federal                       $4,789,900   $3,361,900   $2,923,800
   State                          1,552,900    1,180,100    1,005,400
                                 ----------   ----------   ----------
                                  6,342,800    4,542,000    3,929,200
                                 ----------   ----------   ----------
Deferred:
   Federal                         (631,700)     194,500      498,000
   State                           (189,100)      63,500      162,800
                                 ----------   ----------   ----------
                                   (820,800)     258,000      660,800
                                 ----------   ----------   ----------
Tax Provision                    $5,522,000   $4,800,000   $4,590,000
                                 ==========   ==========   ==========

Under FAS 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's federal and state deferred tax assets and liabilities are as follows:

                                                Year Ended December 31,
                                                -----------------------
                                                   1998          1997
                                                   ----          ----
Net current deferred assets:
Allowance for doubtful accounts                 $1,431,335   $1,487,424
Accrued insurance claims- current                  244,037      313,084
Expensing of housekeeping supplies              (1,351,318)  (1,233,389)
                                                ----------   ----------
                                                $  324,054   $  567,119
                                                ==========   ==========

Net noncurrent deferred tax assets:
Deferred profit on laundry installation sales    $ 188,063   $  182,719
Non-deductible reserves                          1,722,076      479,126
Depreciation of property and equipment            (715,594)    (901,975)
Accrued insurance claims- noncurrent               918,043    1,177,791
Other                                               18,947      130,009
                                                ----------   ----------
                                                $2,131,535   $1,067,670
                                                ==========   ==========

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes is as follows:

                                              Year Ended December 31,
                                       -----------------------------------
                                          1998        1997         1996
                                          ----        ----         ----
Tax expense computed at
   statutory rate                      $4,892,900  $3,636,100   $3,902,900
Increases (decreases) resulting
   from:
   State income taxes, net of
     federal tax benefit                  900,100     820,700      771,000
   Tax exempt interest                       (400)   (268,800)    (222,100)
   Nondeductible reserves                             416,500
   Amortization of costs in
     excess of fair value of
     net assets acquired                   36,600      37,100       36,600
   Other, net                            (307,200)    158,400      101,600
                                         --------     -------      -------
                                       $5,522,000  $4,800,000   $4,590,000
                                       ==========  ==========   ==========

Note 5--Related Party Transactions
The Company leases its corporate offices from a partnership in which the chief executive officer of the Company is a general partner. The rental payments made during the years ended December 31, 1998, 1997 and 1996 were $88,617 per year. The Company made no leasehold improvements in 1998, 1997 or 1996. A director of the Company has an ownership interest in several client facilities which have entered into service agreements with the Company.
   During the years ended December 31, 1998, 1997 and 1996 the agreements with the client facilities which the director has an ownership interest resulted in Company revenues of approximately $2,931,000, $2,957,000 and $2,838,704 respectively.

Note 6--Segment Information
The Company provides housekeeping, laundry, linen, facility maintenance and food services to the healthcare industry. The Company considers its business to consist of one reportable operating segment, based on the service business categories, provided to a client facility, sharing similar economic characteristics in the nature of the service provided, method of delivering service and client base. Although the Company does provide services in Canada, essentially all of its revenue and net income, approximately 99%, are earned in one geographic area, the United States.

The Company earned revenue in the following service business categories:

                                              Year Ended December 31,
                                     ----------------------------------------
                                          1998          1997         1996
                                          ----          ----         ----
Housekeeping services                $134,727,000  $127,255,000  $120,687,000
Laundry & linen services               53,066,000    43,372,000    39,955,000
Food services                          13,374,000     8,085,000             -
Maintenance services &
   other                                3,702,000     2,647,000     1,840,000
                                     ------------  ------------  ------------
                                     $204,869,000  $181,359,000  $162,482,000
                                     ============  ============  ============

Note 7--Earnings Per Common Share
A reconciliation of the numerator and denominators of basic and diluted earnings per common share (after giving effect to the August 27, 1998 three-for-two stock split) is as follows:

                                                 Year Ended December 31, 1998
                                            ------------------------------------
                                              Income       Shares      Per-share
                                            (Numerator) (Denominator)   Amount
                                            ----------- -------------  ---------
Net Income                                   $8,868,853
Basic earnings per
   common share                               8,868,853  11,187,615     $  .79
Effect of dilutive
   securities:
   Options                                                  324,582
                                             ----------  ----------     ------
Diluted earnings per
   common share                              $8,868,853  11,512,197     $  .77
                                             ==========  ==========     ======


                                                 Year Ended December 31, 1997
                                            ------------------------------------
                                              Income       Shares      Per-share
                                            (Numerator) (Denominator)   Amount
                                            ----------- -------------  ---------
Net Income                                   $5,894,334
Basic earnings per
   common share                               5,894,334  11,353,602     $  .52
Effect of dilutive
   securities:
   Options                                                  224,538
                                             ----------  ----------     ------
Diluted earnings per
   common share                              $5,894,334  11,578,140     $  .51
                                             ==========  ==========     ======


                                                 Year Ended December 31, 1996
                                            ------------------------------------
                                              Income       Shares      Per-share
                                            (Numerator) (Denominator)   Amount
                                            ----------- -------------  ---------
Net Income                                   $6,889,072
Basic earnings per
   common share                               6,889,072  12,155,572     $  .57
Effect of dilutive
   securities:
   Options                                                   47,678
                                             ----------  ----------     ------
Diluted earnings per
   common share                              $6,889,072  12,203,250     $  .56
                                             ==========  ==========     ======


   Options to purchase 27,215, 321,450 and 659,700 shares of common stock at an average exercise price of $9.78, $8.39 and $7.72 for the years ended December 31, 1998, 1997 and 1996, respectively were outstanding during such years but not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market value of the common shares.

Note 8--Other Contingencies
The Company has a $13,000,000 bank line of credit under which it may draw to meet short-term liquidity requirements or for other purposes, that expires on September 30, 1999. Amounts drawn under the line are payable upon demand. At both December 31, 1998 and 1997, there were no borrowings under the line. At December 31, 1998 and 1997, the Company had outstanding approximately $13,000,000 and $11,200,000, respectively of irrevocable standby letters of credit, which primarily relate to payment obligations under the Company's insurance program. As a result of letters of credit issued, the amount available under the line was reduced by approximately $13,000,000 and $11,200,000 at December 31, 1998 and December 31, 1997, respectively.
   The Company is also involved in miscellaneous claims and litigation arising in the ordinary course of business. The Company believes that these matters, taken individually or in the aggregate, would not have a material adverse impact on the Company's financial position or results of operations.

Note 9--Settlement of Civil Litigation
On July 24, 1997 the Company and the U.S. Attorney for the Eastern District of Pennsylvania reached a settlement of the civil litigation commenced by the United States Attorney on or about May 24, 1996. This litigation was a result of and arose from (1) payments made by the Company for supplies which were allegedly furnished to clients of the Company and the actions of the Company after the payments were made and (2) payments made to certain clients of the Company in connection with the purchase of laundry installations from those clients. All claims described in the complaint were settled through the payment in July, 1997 of $1,225,000 to the United States government. The Company and its officers denied all allegations, and all allegations against the Company and its officers were dismissed with prejudice. The monetary impact of this settlement plus estimated related legal costs of $575,000, amounting to approximately $1,800,000 was accrued at June 30, 1997 and reduced the net income for the year ended December 31, 1997 by $1,577,000 or $.14 per basic common share and $.13 per diluted common share (after effect of the August 27, 1998 three-for-two stock split). The Company has not recorded an income tax benefit in the accompanying financial statements for the settlement payment of $1,225,000 and therefore the effective tax rate of 44.9% for the year ended December 31, 1997 is in excess of the statutory rate.

Note 10--Accrued Insurance Claims
For years 1996 through 1998, the Company has a Paid Loss Retrospective Insurance Plan for general liability and workers' compensation insurance. Under these plans, pre-determined loss limits are arranged with an insurance company to limit both the Company's per occurrence cash outlay and annual insurance plan cost.
   For workers' compensation, the Company records a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of the Company's historical data and actuarial analysis done by an independent company. The accrued insurance claims were reduced by approximately $2,200,000, $2,353,000 and $2,956,000 at December 31, 1998, 1997 and 1996, respectively in order to record the estimated present value at the end of each year using an 8% interest factor. For general liability insurance, the Company records a reserve for the estimated ultimate amounts to be paid for known claims.

Market Makers

As of the end of 1998, the following firms were making a market in the shares of Healthcare Services Group, Inc.:

Salomon Smith Barney Inc.
C. L. King & Associates
Prudential Securities, Inc.
Troster Singer Corp.
Wedbush Morgan Securities, Inc.
Mayer & Schweitzer Inc.
Herzog, Heine, Geduld, Inc.

About Your Shares
Healthcare Services Group, Inc.'s common stock is traded on the NASDAQ National Market System of the over-the-counter market. On December 31, 1998 there was 11,034,207 of the Company's common shares issued and outstanding. As of March 1, 1999 there were approximately 320 holders of record of the common stock, including holders whose stock was held in nominee name by brokers or other nominees. It is estimated that there are approximately 2,600 beneficial holders.

Price quotations (after giving effect to the August 27, 1998 three-for-two stock split) during the two years ended December 31, 1998, ranged as follows:

                                                   1998 High      1998 Low
                                                   ---------      --------
1st Qtr. .......................................     9 15/16        8 1/3
2nd Qtr. .......................................     9 9/16         9 1/3
3rd Qtr. .......................................     11 11/16       8 3/16
4th Qtr. .......................................     9 7/8          8 3/8

                                                   1997 High      1997 Low
                                                   ---------      --------
1st Qtr. .......................................     8 1/3          6 3/4
2nd Qtr. .......................................     8 1/3          6 2/3
3rd Qtr. .......................................     9 1/3          7 2/3
4th Qtr. .......................................     9 9/16         8 3/16

Report Of Independent Certified Public Accountants

The Stockholders and Board of Directors
Healthcare Services Group, Inc.

We have audited the accompanying consolidated balance sheets of Healthcare Services Group, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Healthcare Services Group, Inc. at December 31, 1998 and 1997 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Parsippany, New Jersey
February 17, 1999


Transfer Agent                                    Auditors
American Stock Transfer & Trust Co.               Grant Thornton LLP
99 Wall St.                                       9 Campus Drive
New York, NY 10005                                Parsippany, NJ 07054

Corporate Counsel                                 Corporate Offices
Olshan Grundman Frome                             Healthcare Services Group, Inc.
   Rosenzweig & Wolosky LLP                       2643 Huntingdon Pike
505 Park Ave.                                     Huntingdon Valley, PA 19006
New York, NY 10022                                215-938-1661

Stock Listing                                     Annual Stockholders' Meeting
Listed on the NASDAQ                              Date - May 18, 1999
National Market System Symbol - "HCSG"            Time - 10:00 A.M.
                                                  Place - The Radisson Hotel of Bucks County
                                                          2400 Old Lincoln Highway
                                                          Trevose, PA 19047


Officers and Corporate Management

Daniel P. McCartney                               Nicholas R. Marino
Chief Executive Officer                           Human Resources Director

Thomas A. Cook                                    Michael E. McBryan
President & Chief Operating Officer               Mid-Atlantic Divisional Vice President - Sales

Alan L. Crowell                                   Bryan D. McCartney
Vice President - Food Service Division            Mid-Atlantic Divisional Vice President

James L. DiStefano                                Joseph F. McCartney
Chief Financial Officer and Treasurer             Northeastern Divisional Vice President

Michael Harder                                    James P. O'Toole
Vice President - Credit Administration            Mid-Atlantic Regional Vice President

Richard W. Hudson                                 Brian M. Waters
Vice President - Finance and Secretary            Vice President - Operations

John D. Kelly                                     Michael L. Wyse
Western Divisional Vice President                 Western Divisional Vice President - Sales

Directors

Daniel P. McCartney                               Robert L. Frome, Esq.
Chairman & Chief Executive Officer                Senior Partner - Olshan Grundman Frome
                                                  Rosenzweig & Wolosky LLP
Thomas A. Cook
President & Chief Operating Officer               Robert J. Moss, Esq.
                                                  Executive Director - Alzheimer's Association of
Joseph F. McCartney                               South Central Pennsylvania
Northeastern Divisional Vice President
                                                  John M. Briggs, CPA
Barton D. Weisman                                 Partner - Briggs, Bunting & Dougherty LLP
President & CEO-H.B.A. Corp.

W. Thacher Longstreth
Vice Chairman - Packard Press


Availability of Form 10-K
A copy of Healthcare Services Group, Inc.'s 1998 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, will be provided without charge to each shareholder making a written request to the Investor Relations Department of the Company at its Corporate Offices.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         Not Applicable

                                    PART III
                                    --------


Item 10. Directors and Executive Officers of the Registrant

         The information regarding Directors and executive officers is incorporated herein by reference to the Company's definitive proxy statement to be mailed to its shareholders in connection with its 1999 Annual Shareholders' Meeting and to be filed within 120 days of the close of the year ended December 31, 1998.

         Directors holding approximately 13.7% of the outstanding voting stock of the Registrant have been deemed to be "affiliates" solely for the purpose of calculating the aggregate market value of the voting stock held by non-affiliates set forth on the cover page of this Report.

Item 11. Executive Compensation

         The Information regarding executive compensation is incorporated herein by reference to the Company's proxy statement to be mailed to shareholders in connection with its 1999 Annual Shareholders Meeting and to be filed within 120 days of the close of the fiscal year ended December 31, 1998.


Item 13. Certain Relationships and Related Transactions

         The information regarding certain relationship and related transactions is incorporated herein by reference to the Company's proxy statement mailed to shareholders in connection with its 1999 Annual Shareholders Meeting and to be filed within 120 days of the close of the fiscal year ended December 31, 1998.

                                     PART IV
                                     -------


Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)      1.       Financial Statements
                  The documents shown below are contained in the Company's
         Annual Report to Shareholders for 1998 and are incorporated herein by reference.

         Report of Independent Certified Public Accountants.
         Balance Sheets as of December 31, 1998 and 1997.
         Statements of Income for the three years ended December 31, 1998, 1997 and 1996.
         Statements of Stockholders Equity for the three years ended
          December 31, 1998, 1997 and 1996.
         Statements of Cash Flows for the three years ended December 31, 1998,
          1997 and 1996.
         Notes to Financial Statements.

         2. Financial Statement Schedules Included in Part IV of this report:

         Consent of Independent Certified Public Accountants.
         Report of Independent Certified Public Accountants.
         Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 1998, 1997 and 1996.
         Financial Data Schedule.

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

10.1 Incentive Stock Option Plan adopted on August 31, 1983, amended and readopted on April 30, 1991 is incorporated by reference to Exhibit 10.1 of Registrant's Registration Statement on Form S-18 (Commission File No. 2-87625-W), as well as by reference to the Company's definitive proxy statement dated April 30, 1991.

10.2 1995 Incentive and Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 4(d) of the Form S-8 filed by the Registrant on July 31, 1996).

10.3 1996 Non-Employee Directors' Stock Option Plan, Amended and Restated as of October 28, 1997 (incorporated by reference to Exhibit 10.6 of Form 10-Q Report filed by Registrant on November 14, 1997)

10.4 1995 Non-Qualified Stock Option Plan for Directors (incorporated by reference to the Company's Definitive Proxy Statement dated April 21, 1995.)

10.5 Form of Non-Qualified Stock Option Agreement granted to certain Directors is incorporated by reference to Exhibit 10.9 of Registrant's Registration Statement on Form S-1 (Commission File No. 2-98089).

23.               Consent of Independent Certified Public Accountants

27.               Financial Data Schedule


(b)      Reports on Form 8-K
         None

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 26, 1999              HEALTHCARE SERVICES GROUP, INC.
                                             (Registrant)

                                    By:     /s/ Daniel P. McCartney
                                            --------------------------------
                                            Daniel P. McCartney
                                            Chief Executive Officer and
                                            Chairman of the Board

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated:

      Signature                              Title                          Date
      ---------                              -----                          ----
/s/ Daniel P. McCartney    Chief Executive Officer and                 March 26, 1999
-----------------------    Chairman
Daniel P. McCartney

/s/ Joseph F. McCartney    Director and Vice President                 March 26, 1999
-----------------------
Joseph F. McCartney

/s/ Thacher Longstreth     Director                                    March 26, 1999
-----------------------
Thacher Longstreth

/s/ Barton D. Weisman      Director                                    March 26, 1999
---------------------
Barton D. Weisman

/s/ Robert L. Frome        Director                                    March 26, 1999
-------------------
Robert L. Frome

/s/ Thomas A. Cook         Director and President                      March 26, 1999
------------------
Thomas A. Cook

/s/ John M. Briggs         Director                                    March 26, 1999
------------------
John M. Briggs

/s/ Robert J. Moss         Director                                    March 26, 1999
------------------
Robert J. Moss

/s/ James L. DiStefano     Chief Financial Officer and                 March 26, 1999
----------------------        Treasurer
James L. DiStefano

/s/ Richard W. Hudson      Vice President-Finance and                  March 26, 1999
---------------------         Secretary
Richard W. Hudson