Form 10-Q
period 1999-03-31
HEALTHCARE SERVICES GROUP INC
filed 1999-04-29
CIK 731012

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1999                 Commission File Number  0-12015

                        HEALTHCARE SERVICES GROUP, INC.
                        -------------------------------
            ( Exact name of registrant as specified in its charter)

         Pennsylvania                                         23-2018365
-------------------------------                     ----------------------------
(State or other jurisdiction of                     (IRS Employer Identification
 incorporation or organization)                                number)

           2643 Huntingdon Pike, Huntingdon Valley, Pennsylvania 19006
           -----------------------------------------------------------
           (Address of principal executive office)          (Zip code)

Registrant's telephone number, including area code:                 215-938-1661
                                                                   -------------

           Indicate mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
           12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days.

                   YES     _X_               NO  ___

Number of shares of common stock, issued and outstanding as of April 26, 1999 is 11,057,957

                               Total of 13 Pages

                                     INDEX
                                     -----


PART I.               FINANCIAL INFORMATION                             PAGE NO.
                      ---------------------                             --------

              Consolidated Balance Sheets as of                            2
              March 31, 1999 and  December 31, 1998

              Consolidated Statements of Income for the                    3
              Three Months Ended March 31, 1999 and
              1998

              Consolidated Statements of Cash Flows                        4
              for the Three Months ended March 31,
              1999 and 1998

              Notes To Consolidated Financial                            5 - 6
              Statements

              Management's  Discussion and Analysis                      7 - 10
              of Financial Condition and Results Of
              Operations


Part II.                Other Information                                  11
                        -----------------

                        Signatures                                         12


                                      -1-
                                      ---

                          Consolidated Balance Sheets

                                                                       March 31,     December 31,
                                                                         1999           1998
                                                                      (Unaudited)     (Audited)
                                                                      ---------------------------

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                          $18,834,277     $17,201,408
   Accounts and notes receivable, less allowance
      for doubtful accounts of $3,449,000 in 1999 and 1998             46,477,454      45,086,828
   Iventories and supplies                                              8,079,812       7,803,437
   Deferred income taxes                                                  386,287         324,054
   Prepaid expenses and other                                           2,238,032       2,318,285
                                                                      -----------     -----------
      Total current assets                                             76,015,862      72,714,012
PROPERTY AND EQUIPMENT:
   Laundry and linen equipment installations                            9,107,289       8,985,945
   Housekeeping equipment and office
      furniture                                                         8,913,042       8,482,207
   Autos and trucks                                                        51,110          51,110
                                                                      -----------     -----------
                                                                       18,071,441      17,519,262
      Less accumulated depreciation                                    11,871,377      11,416,214
                                                                      -----------     -----------
                                                                        6,200,064       6,103,048
COST IN EXCESS OF FAIR VALUE OF NET
   ASSETS ACQUIRED less accumulated
   amortization of $1,447,190 in 1999 and
   $1,420,284 in 1998                                                   1,908,287       1,935,193
DEFERRED INCOME TAXES                                                   2,334,141       2,131,535
OTHER NONCURRENT ASSETS                                                l0,973,778      10,225,439
                                                                      -----------     -----------
                                                                      $97,432,132     $93,109,227
                                                                      ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                   $ 1,443,692     $ 4,366,015
   Accured payroll, accrued and withheld payroll taxes                  7,625,376       5,147,634
   Other accrued epenses                                                  195,359         319,333
   Income taxes payable                                                 1,783,374         283,980
   Accrued insurance claims                                               749,351         588,040
                                                                      -----------     -----------
      Total current liabilities                                        11,797,152      10,705,002
ACCURED INSURANCE CLAIMS                                                2,818,985       2,212,151
COMMITMENTS AND CONTINGENCIES (Note 3)
STOCKHOLDERS' EQUITY: (Note 2)
   Common stock $.01 par value: 22,500,000
   shares authorized, 11,057,957 shares issued
   and outstanding in 1999 and 11,034,207 in 1998                         110,580         110,342
   Additional paid in capital                                          25,259,509      25,064,832
   Retained earnings                                                   57,445,906      55,016,900
                                                                      -----------     -----------
      Total stockholders' equity                                       82,815,995      80,192,074
                                                                      -----------     -----------
                                                                      $97,432,132     $93,109,227
                                                                      ===========     ===========

See accompanying notes.

                                       -2-
                                       ---

Healthcare Services Group, Inc.
Consolidated Income Statements
(Unaudited)

                                                              For the Three Months Ended March 31,
                                                                      1999            1998
                                                              ------------------------------------
Revenues                                                          $55,622,204       $47,767,127
Operating costs and expenses:
   Costs of services provided                                      47,403,301        40,596,844
   Selling, general and administrative                              4,300,820         3,949,148
Other Income:
   Interest Income                                                    197,924           338,111
                                                                  -----------    --------------
Income before income taxes                                          4,116,007         3,559,246
Income taxes                                                        1,687,000         1,459,000
                                                                  -----------    --------------
Net Income                                                        $ 2,429,007    $    2,100,246
                                                                  ===========    ==============

Earnings per share of common stock: (Note 2)
   Basic earnings per common share                                $      0.22    $         0.19
                                                                  ===========    ==============
   Diluted earnings per common share                              $      0.21    $         0.18
                                                                  ===========    ==============
Basic weighted average number
   of common shares outstanding                                    11,048,746        11,134,953
                                                                  ===========    ==============
Diluted weighted average number
   of common shares outstanding                                    11,380,004        11,455,056
                                                                  ===========    ==============

See accompanying notes
                                       -3-
                                       ---

HEALTHCARE SERVICES GROUP, INC.
  Statements of Cash Flows
       (Unaudited)

                                                                      For the Three Months Ended
                                                                                March 31,
                                                                    ------------------------------
                                                                         1999           1998
                                                                    -------------   --------------
Cash flows from operating activities:
   Net Income                                                        $ 2,429,007     $ 2,100,246
   Adjustmetits to reconcile net income
   to net cash provided by operating activities:
      Depreciation and amortization                                      481,919         496,852
      Bad debt provision                                                 750,000         550,000
      Deferred income taxes (benefits)                                  (264,839)       (473,208)
      Tax benefit of stock cption transactions                            29,938         115,624
   Changes in operating assets and liabilities:
      Accounts and notes receivable                                   (2,160,626)     (3,103,380)
      Prepaid income taxes                                                               366,712
      Inventories and supplies                                          (276,375)       (176,132)
      Changes to long term notes receivable                             (515,665)        516,261
      Accounts payable and other accrued expenses                     (3,046,297)     (1,897,779)
      Accrued payroll, accrued and vdthheld payroll
        taxes                                                          2,477,742       2,239,107
      Accrued insurance claims                                           768,145          59,699
      Income taxes payable                                             1,499,393         958,375
      Prepaid expenses and other assets                                 (152,421)       (179,004)
                                                                     -----------     -----------
        Net cash provided by operating activities                      2,019,921       1,573,373
                                                                     -----------     -----------
   Cash flows from investing activities:
      Disposals of fixed assets                                              150          30,525
      Additions to property and equipment                               (552,179)       (271,131)
                                                                     -----------     -----------
        Net cash used in investing activities                           (552,029)       (240,606)
                                                                     -----------     -----------
   Cash flows from financing activities:
      Proceeds from the exercise of stock options                        164,977         557,086
                                                                     -----------     -----------
         Net cash provided by financing activities                       164,977         557,086
                                                                     -----------     -----------
   Net increase in cash and cash equivalents                           1,632,869       1,889,853
   Cash and cash equivalents at beginning of the year                 17,201,408      17,774,219
                                                                     -----------     -----------
   Cash and cash equivalents at end of the period                    $18,834,277     $19,664,072
                                                                     ===========     ===========

   See accompanying notes.

                                       -4-
                                       ---

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  --------------------------------------------
                                  (Unaudited)

Note 1 - Basis of Reporting

         The accompanying financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company, all adjustments considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 1998 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 1998. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three month period ended March 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Note 3 - Other Contingencies

The Company has a $13,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements or for other purposes, that expires on September 30, 1999. Amounts drawn under the line are payable upon demand. At both March 31, 1999 and December 31, 1998, there were no borrowings under the line. However, at such dates, the line was fully utilized as a result of contingent liabilities of the Company to the lender relating to letters of credit issued for the Company, which relate to payment obligations under the Company's insurance program.

         The Company is also involved in miscellaneous claims and litigation arising in the ordinary course of business. The Company believes that these matters, taken individually or in the aggregate, would not have a material adverse impact on the Company's financial position or results of operations.

                                      -5-
                                      ---

Note 4 - Segment Information

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

The Company earned revenue in the following service business categories:

                                      For the three month period ended March 31,
                                      ------------------------------------------
                                              1999                 1998
                                           -----------         -----------
Housekeeping services                      $35,101,000         $31,498,000
Laundry & linen services                    16,279,000          11,509,000
Food Services                                2,455,000           3,030,000
Maintenance services &
  Other                                      1,787,000           1,730,000
                                           -----------         -----------
                                           $55,622,000         $47,767,000
                                           ===========         ===========

Note 5 - Effect of Recently Issued Accounting Pronouncements

         Accounting for Derivative Instruments and Hedging Activities
         -------------------------------------------------------------

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June, 1999. SFAS No. 133 requires all entities to recognize all derivative instruments on their balance sheet as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that my be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

         Adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated financial statements.

                                      -6-
                                      ---

PART I.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto. All share and per share data has been adjusted for the three-for-two stock split declared by the Board of Directors on August 5, 1998.

RESULTS OF OPERATIONS

         Revenues for the first quarter of 1999 increased by 16.4% over revenues in the corresponding 1998 quarter. The following factors contributed to the increase in 1999 first quarter revenues: service agreements with new clients increased revenues by 35.1%; new services to existing clients increased revenues 2.1%; and cancellations and other minor changes decreased revenues 20.8%.

         Cost of services provided as a percentage of revenues increased slightly to 85.2% for the first quarter of 1999 from 85.0% in the corresponding 1998 quarter. The primary factors affecting specific variations in the 1999 first quarter's cost of services provided as a percentage of revenue and their effects on the .2% increase are as follows: an increase of 2.3% in labor costs and payroll related taxes; offsetting this increase was a decrease of 1.0% in workers' compensation, general liability and other insurance, and a decrease of
 .8% in the cost of supplies consumed in performing services.

         Selling, general and administrative expenses as a percentage of revenue decreased in the first quarter of 1999 to 7.7% as compared to 8.3% in the corresponding 1998 three month period. The decrease is primarily attributable to the Company's ability to control certain selling, general and administrative expenses while also comparing them to a greater revenue base.

         Interest income decreased in the 1999 first quarter compared to the same 1998 period principally due to the Company's shift from investing excess funds in taxable securities to tax exempt securities, as well as lower average cash balances.

Liquidity and Capital Resources

         At March 31, 1999 the Company had working capital and cash of $64,218,710 and $18,834,277 respectively, which represents increases of 4% and 10%, respectively, compared to December 31, 1998 working capital and cash of $62,009,010 and $17,201,408.

         The net cash provided by the Company's operating activities was $2,019,921 for the three month period ended March 31, 1999 as compared to net cash provided of $1,573,373 in the same 1998 period. The principle sources of

                                      -7-
                                      ---
net cash flows from operating activities for the three month periods ended March 31, 1999 and 1998 were net income and the timing of payments for payroll, payroll related taxes and income taxes. The operating activity that used the largest amount of cash during the three month period ended March 31, 1999 was a $3,046,297 decrease in accounts payable and accrued expenses which resulted from the timing of payments to vendors. Additionally, operating activities' cash flows for the three month periods ended March 31, 1999 and 1998 were decreased by $2,676,291 and $2,587,119, respectively, as a result of net increases in accounts and notes receivable and long term notes receivable. The net increases in these amounts resulted primarily from the growth in the Company's revenues.

         The Company's principle use of cash in investing activities for the three month periods ended March 31, 1999 and 1998 was the purchase of property and equipment.

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

         The Company encounters difficulty in collecting amounts due from certain of its clients, including those in bankruptcy, those which have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company has recorded a bad debt provision of $750,000 in the three month period ended March 31, 1999. In making its evaluation, in addition to analyzing and anticipating, where possible, the specific cases described above, management considers the general collection risk associated with trends in the long-term care industry.

         The Company has a $13,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow, that expires on September 30, 1999. Amounts drawn under the line are payable on demand. At March 31, 1999, there were no borrowings under the line. However, at such date, the line was fully utilized as result of contingent liabilities of the Company to the lender relating to letters of credit issued for the Company (see Note 3 of Notes to Financial Statements).

         At March 31, 1999, the Company had $18,834,277 of cash and cash equivalents, which it views as its principal measure of liquidity.

                                      -8-
                                      ---

         The level of capital expenditures by the Company is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment and laundry and linen equipment installations. Although the Company has no specific material commitments for capital expenditures through the end of calendar year 1999, it estimates that it will incur capital expenditures of approximately $2,500,000 during this year in connection with housekeeping equipment and laundry and linen equipment installations in its clients' facilities, as well as hardware and software expenditures relating to the implementation of a new computerized financial reporting system. The Company believes that its cash from operations, existing balances and credit line will be adequate for the foreseeable future to satisfy the needs of its operations and to fund its continued growth. However, if the need arose, the Company would seek to obtain capital from such sources as long-term debt or equity financing.

         In accordance with the Company's previously announced authorizations to purchase its outstanding common stock, the Company expended $3,946,000 to purchase 369,000 shares of its common stock during 1998 at an average price of $9.47 per common share. The Company remains authorized to purchase 469,950 shares pursuant to previous Board of Directors' action.


Effect of Recently Issued Accounting Pronouncements

Accounting for Derivative Instruments and Hedging Activities
------------------------------------------------------------
         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June, 1999. SFAS No. 133 requires all entities to recognize all derivative instruments on their balance sheet as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that my be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

         Adoption of SFAS No. 133 is not expected to have a material effect on the Company's consolidated financial statements.

Other Matters - Year 2000 Compliance

         The Company has implemented new operating and application software which became fully operational during 1998. The Company has been notified by its software manufacturer, as well as the firm providing installation support, that the new applications have functionality for the year 2000. Therefore, the Company does not believe it will incur any material expense, beyond the new systems installation costs, with respect to year 2000 issues. Additionally, the Company utilizes an independent service bureau for the processing and payment of payroll and payroll related taxes. The Company has been notified by its payroll processing company that all of its systems will be fully compliant with year 2000 requirements. Many of the Company's clients participate in programs funded by federal and state governmental agencies which may be affected by year 2000 issues. Any failure by the Company, its outside processing company, its clients or the federal and state governmental agencies to effectively monitor, implement or improve the above referenced operational, financial, management and technical support systems could have a material adverse effect on the Company's business and consolidated results of operations.

                                      -9-
                                      ---

Cautionary Statements Regarding Forward Looking Statements

         Certain matters discussed in this report may include forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, risks arising from the Company providing its services exclusively to the healthcare industry, primarily providers of long-term care; credit and collection risks associated with this industry and risk factors described in the Company's Form 10-K for the year ended December 31, 1998 in Part I thereof under "Government Regulation of Clients", "Competition" and "Service Agreements". Additionally, the Company's operating results would be adversely effected if unexpected increases in the costs of labor, materials, supplies and equipment used in performing its services could not be passed on to clients.

         In addition, the Company believes that to improve its financial performance it must continue to obtain service agreements with new clients, provide new services to existing clients, achieve modest price increases on current service agreements with existing clients and maintain internal cost reduction strategies at the various operational levels of the Company. Furthermore, the Company believes that its ability to sustain the internal development of managerial personnel is an important factor impacting future operating results and successfully executing projected growth strategies.

Effects of Inflation

         All of the Company's service agreements allow it to pass through to its clients increases in the cost of labor resulting from new wage agreements. Although there can be no assurance thereof, the Company believes that it will be able to recover increases in costs attributable to inflation by continuing to pass through cost increases to its clients.

                                      -10-
                                      ----

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



                                      -11-
                                      ----

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HEALTHCARE SERVICES GROUP, INC.
                                        ----------------------------------------

April 26, 1999                          /s/ Daniel P. McCartney
-------------------                     ----------------------------------------
Date                                    DANIEL P. McCARTNEY, Chief
                                          Executive Officer



April 26, 1999                          /s/ Thomas A. Cook
-------------------                     ----------------------------------------
Date                                    THOMAS A. COOK,  President and
                                          Chief Operating Officer



April 26, 1999                          /s/ James L. DiStefano
-------------------                     ----------------------------------------
Date                                   JAMES L. DiSTEFANO, Chief Financial
                                          Officer and Treasurer



April 26, 1999                          /s/ Richard W. Hudson
-------------------                     ----------------------------------------
Date                                    RICHARD W. HUDSON, Vice
                                          President-Finance, Secretary and Chief
                                          Accounting Officer


                                      -12-
                                      ----