Form 10-Q
period 1999-06-30
HEALTHCARE SERVICES GROUP INC
filed 1999-08-06
CIK 731012

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1999            Commission File Number  0-12015

                         HEALTHCARE SERVICES GROUP, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                         23-2018365
          ------------                                         ----------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                           Identification number)

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

                   YES    X              NO
                        ------               -------

Number of shares of common stock, issued and outstanding as of August 6, 1999 is 11,057,582.

                                Total of 16 Pages

                                      INDEX


 PART I.                    FINANCIAL INFORMATION                            PAGE NO.
                            ---------------------                            --------

            Consolidated Balance Sheets as of                                   2
            June 30, 1999 and  December 31, 1998

            Consolidated Statements of Income for the Three Months Ended        3
            June 30, 1999 and 1998

            Consolidated  Statements of Income for the Six Months Ended
            June 30, 1999 and 1998                                              4

            Consolidated  Statements of Cash Flows for the Six  Months          5
            ended June 30, 1999 and 1998

            Notes To Consolidated Financial Statements                        6 - 8

            Management's  Discussion and Analysis of Financial Condition      9 - 13
            and Results Of Operations


Part II.    Other Information                                                 14

            Signatures                                                        15


                         HEALTHCARE SERVICES GROUP, INC.
                           Consolidated Balance Sheets

                                                                     June 30,     December 31,
                                                                       1999           1998
                                                                   (Unaudited)      (Audited)
                                                                   ------------    ------------
ASSETS
CURRENT ASSETS:
            Cash and cash equivalents                              14,241,278      $17,201,408
            Accounts and notes receivable, less allowance
             for doubtful accounts of $4,199,000 in 1999 and
             $3,449,000 in 1998                                    48,983,647       45,066,828
            Prepaid income taxes ( Note 6                              11,030
            Inventories and supplies                                8,444,836        7,803,437
            Deferred income taxes ( Note 6                            655,176          324,054
            Prepaid expenses and other                              2,133,636        2,318,285
                                                                 ------------     ------------
               Total current assets                                74,469,603       72,714,012
PROPERTY AND EQUIPMENT:
            Laundry and linen equipment installations               9,158,006        8,985,945
            Housekeeping equipment and office
             furniture                                              9,079,686        8,482,207
            Autos and trucks                                           51,110           51,110
                                                                 ------------     ------------
                                                                   18,288,802       17,519,262
            Less accumulated depreciation                          11,914,284       11,416,214
                                                                 ------------     ------------
                                                                    6,374,518        6,103,048
COST IN EXCESS OF FAIR VALUE OF NET
  ASSETS ACQUIRED less accumulated
  amortization of $1,474,096 in 1999 and
  $1,420,284 in 1998                                                1,881,381        1,935,193
DEFERRED INCOME TAXES (Note 6)                                      1,731,485        2,131,535
OTHER NONCURRENT ASSETS                                            10,955,629       10,225,439
                                                                 ------------     ------------
                                                                  $95,412,616      $93,109,227
                                                                 ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
            Accounts payable                                      $ 1,870,989      $ 4,366,015
            Accrued payroll, accrued and withheld payroll taxes     5,051,908        5,147,634
            Other accrued expenses                                    125,664          319,333
            Income taxes payable                                                       283,980
            Accrued insurance claims                                  686,981          588,040
                                                                 ------------     ------------
               Total current liabilities                            7,735,542       10,705,002


ACCRUED INSURANCE CLAIMS                                            2,584,358        2,212,151
COMMITMENTS AND CONTINGENCIES (Note 3)
STOCKHOLDERS' EQUITY: (Note 2)
            Common stock, $.01 par value: 22,500,000
             shares authorized, 11,039,732 shares issued
             and outstanding in 1999 and 11,034,207 in 1998           110,397          110,342
            Additional paid in capital                             25,099,905       25,064,832
            Retained earnings                                      59,882,414       55,016,900
                                                                 ------------     ------------
               Total stockholders' equity                          85,092,716       80,192,074
                                                                 ------------     ------------
                                                                  $95,412,616      $93,109,227
                                                                 ============     ============

            See accompanying notes

                                       -2

                        Healthcare Services Group, Inc.
                         Consolidated Income Statements
                                  (Unaudited)


                                                      For the Three Months
                                                         Ended June 30,
                                                      1999             1998
                                                 ------------     ------------
Revenues                                          $56,883,026      $49,405,821
Operating costs and expenses:
   Costs of services provided                      48,757,219       41,863,483
   Selling, general and administrative              4,579,671        4,292,401
Other Income :
   Interest Income                                    209,371          380,318
                                                 ------------     ------------
Income before income taxes                          3,755,507        3,630,255
Income taxes (Note 6                                1,319,000        1,438,000
                                                 ------------     ------------
Net Income                                        $ 2,436,507      $ 2,192,255
                                                 ============     ============
 Earnings per share of common stock: (Note 2)
   Basic earnings per common share                $      0.22      $      0.20
                                                 ============     ============
   Diluted earnings per common share              $      0.22      $      0.19
                                                 ============     ============
 Basic weighted average number
   of common shares outstanding                    11,048,495       11,213,016
                                                 ============     ============
 Diluted weighted average number
   of common shares outstanding                    11,323,505       11,557,749
                                                 ============     ============

 See accompanying notes








                                       -3

                        Healthcare Services Group, Inc.
                         Consolidated Income Statements
                                  (Unaudited)

                                               For the Six Months Ended June 30,
                                                    1999               1998
                                                ------------       ------------
Revenues                                        $112,505,230       $ 97,172,949
Operating costs and expenses:
   Costs of services provided                     96,160,521         82,460,328
   Selling, general and administrative             8,880,491          8,241,549
Other Income :
   Interest Income                                   407,296            718,429
                                                ------------       ------------
Income before income taxes                         7,871,514          7,189,501
Income taxes ( Note 6                              3,006,000          2,897,000
                                                ------------       ------------
Net Income                                      $  4,865,514       $  4,292,501
                                                ============       ============

Earnings per share of common stock: (Note 2)
   Basic earnings per common share                      0.44       $       0.38
                                                ============       ============
   Diluted earnings per common share                    0.43       $       0.37
                                                ============       ============
Basic weighted average number
   of common shares outstanding                   11,048,620         11,174,201
                                                ============       ============
Diluted weighted average number
   of common shares outstanding                   11,351,754         11,506,619
                                                ============       ============





 See accompanying notes



                                       -4

                         HEALTHCARE SERVICES GROUP, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                         For the Six Months Ended
                                                                 June 30,
                                                       ----------------------------
                                                           1999            1998
                                                       ------------    ------------
Cash flows from operating activities:
 Net Income                                            $  4,865,514    $  4,292,501
 Adjustments to reconcile net income
  to net cash used by operating activities:
   Depreciation and amortization                            933,181         982,702
   Bad debt provision                                     1,500,000       1,000,000
   Deferred income taxes (benefits) ( Note 6                 68,928        (834,388)
   Tax benefit of stock option transactions                  31,879         185,929
 Changes in operating assets and liabilities:
   Accounts and notes receivable                         (5,416,819)     (7,150,541)
   Prepaid income taxes ( Note 6                            (11,030)        366,712
   Inventories and supplies                                (641,399)       (305,194)
   Changes to long term notes receivable                   (562,375)        945,309
   Accounts payable and other accrued expenses           (2,688,694)     (2,400,561)
   Accrued payroll, accrued and withheld payroll
    taxes                                                   (95,727)        (14,482)
   Accrued insurance claims                                 471,148         598,001
   Income taxes payable ( Note 6                           (283,980)      1,941,978
   Prepaid expenses and other assets                         16,834         341,392
                                                       ------------    ------------
      Net cash used by operating activities              (1,812,540)        (50,642)
                                                       ------------    ------------
Cash flows from investing activities:
 Disposals of fixed assets                                    1,561          20,100
 Additions to property and equipment                     (1,152,399)     (1,008,708)
                                                       ------------    ------------
      Net cash used in investing activities              (1,150,838)       (988,608)
                                                       ------------    ------------
Cash flows from financing activities:
 Purchase of treasury stock                                (183,750)
 Proceeds from the exercise of stock options                186,998       1,266,769
                                                       ------------    ------------
      Net cash provided by financing activities               3,248       1,266,769
                                                       ------------    ------------
Net increase (decrease) in cash and cash equivalents     (2,960,130)        227,519
Cash and cash equivalents at beginning of the year       17,201,408      17,774,219
                                                       ------------    ------------
Cash and cash equivalents at end of the period           14,241,278      18,001,738
                                                       ============    ============



  See accompanying notes.








                                       -5

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 -  Basis of Reporting

         The accompanying financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company, all adjustments considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 1998 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 1998. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three and six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the full fiscal year.

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

Note 3 -   Other Contingencies

         The Company has a $13,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements or for other purposes, that expires on September 30, 1999. The Company anticipates that this credit line will be continued. Amounts drawn under the line are payable upon demand. At both June 30, 1999 and December 31, 1998, there were no borrowings under the line. However, at such dates, the line was fully utilized as a result of contingent liabilities of the Company to the lender relating to letters of credit issued for the Company, which relate to payment obligations under the Company's insurance program.

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

         The Company earned revenue in the following service business categories:


                                      For the three month period ended June 30,

                                           1999                 1998
                                        -----------         -----------
Housekeeping services                   $35,548,000         $31,555,000
Laundry & linen services                 16,300,000          12,399,000
Food services                             2,991,000           3,731,000
Maintenance services &
   Other                                  2,044,000           1,721,000
                                        -----------         -----------
                                        $56,883,000         $49,406,000
                                        ===========         ===========


                                      For the six month period ended June 30,

                                           1999                 1998
                                        -----------         -----------
Housekeeping services                  $ 70,650,000        $ 63,053,000
Laundry & linen services                 32,576,000          23,907,000
Food services                             5,447,000           6,761,000
Maintenance services &
    Other                                 3,832,000           3,452,000
                                       ------------        ------------
                                       $112,505,000        $ 97,173,000
                                       ============        ============

Note 5 -   Effect of Recently Issued Accounting Pronouncements

            Accounting for Derivative Instruments and Hedging Activities


         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June, 2000. SFAS No. 133 requires all entities to recognize all derivative instruments on their balance sheet as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that my be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

         Adoption of SFAS No. 133 is not expected have a material effect on the Company's consolidated financial statements.


Note 6 -   Income Taxes

         The Internal Revenue Service has concluded its examination of the tax years ended December 31, 1997 and December 31, 1996. Previously established reserves are no longer required. Accordingly, the effective tax rate has been reduced to reflect the reversal of these reserves.

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

RESULTS OF OPERATIONS

         Revenues for the second quarter of 1999 increased by 15.1% over revenues in the corresponding 1998 quarter. Revenues for the six months ended June 30, 1999 increased by %15.8 over the corresponding 1998 period. The following factors contributed to the increase in 1999 second quarter and six month period revenues as compared to the corresponding 1998 periods: service agreements with new clients increased revenues by 36.5 % for the second quarter and 35.9% for the six month period; new services to existing clients increased revenues 2.1 % for both the second quarter and six month period; and cancellations and other minor changes decreased revenues 23.5% for the second quarter and 22.2% for the six month period.

         Cost of services provided as a percentage of revenues increased to 85.7% for the second quarter of 1999 from 84.7 % in the corresponding 1998 quarter. In addition, cost of services as a percentage of revenue increased to 85.5% for the six month period ended June 30, 1999 from 84.9% in the same 1998 period. The primary factors affecting specific variations in the 1999 second quarter and six month period's cost of services provided as a percentage of revenue and their effects on the respective 1.0% and .6% increases are as follows: in the second quarter an increase of 2.6% in labor costs and payroll related taxes, an increase of .4% in the allowance for doubtful accounts, an increase of .3% in health insurance and employee benefits costs; offsetting these increases were a decrease of 1.6% in the cost of supplies consumed in performing services, a decrease of .8% in workers' compensation, general liability and other insurance; in the six month period an increase of 2.5% in labor costs and payroll related taxes, an increase of .3% in the allowance for doubtful accounts; offsetting these increases were decreases of 1.2% and .9% in the cost of supplies consumed in performing services, and in workers' compensation, general liability and other insurance expense, respectively.

         Selling, general and administrative expenses as a percentage of revenue decreased in the second quarter of 1999 to 8.1% as compared to 8.7% in the corresponding 1998 three month period. Additionally, during the six month period ended June 30, 1999 selling, general and administrative expenses as a percentage of revenue decreased to 7.9% as compared to 8.5% in the corresponding 1998 period. The three and six month period decreases are primarily attributable to the Company's ability to control certain selling, general and administrative expenses while comparing them to a greater revenue base.

         Interest income decreased in the three and six month periods ended June 30, 1999 as compared to the same 1998 periods principally due to the Company's shift from investing excess funds in taxable securities to tax exempt securities, as well as lower average cash balances.

         The effective income tax rate for the three and six month periods ended June 30, 1999, decreased as a result of the reversal of previously established income tax reserves no longer required as a result of the conclusion of an Internal Revenue Service examiniation for the tax years ended December 31, 1997 and 1996.

Liquidity and Capital Resources

         At June 30, 1999 the Company had working capital and cash and cash equivalents of $66,734,061 and $14,241,278, respectively, which represents a decrease in cash and cash equivalents of 17% and an increase of 8% in working capital as compared to December 31, 1998 working capital and cash and cash equivalents of $62,009,010 and $17,201,408, respectively.

         The net cash used by the Company's operating activities was $1,812,540 for the six month period ended June 30, 1999 as compared to net cash used of $50,642 in the same 1998 period. The principle sources of cash flows from operating activities were: for the six month period ended June 30, 1999 net income, charges to operations for bad debt provisions and depreciation and amortization; in the six month period ended June 30, 1998 net income, the timing of payments of income taxes, charges to operations for bad debt provisions and depreciation and amortization. The operating activity that used the largest amount of cash was a $5,979,194 and $6,205,232 net increase in accounts and long term notes receivable at June 30, 1999 and 1998, respectively. The increases in these amounts resulted primarily from the growth in the Company's revenues. Additionally, operating activities' cash flows for the six month periods ended June 30, 1999 and 1998 were decreased by $2,688,694 and $2,400,561, respectively, as a result of the timing of payments to vendors.

         The Company's principle use of cash in investing activities in each of the three month periods ended June 30, 1999 and 1998 was the purchase of housekeeping equipment and laundry equipment installations.

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

         The Company encounters difficulty in collecting amounts due from certain of its clients, including those in bankruptcy, those which have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company has recorded a bad debt provision of $1,500,000 in the six month period ended June 30, 1999. In making its evaluation, in addition to analyzing and anticipating, where possible, the specific cases described above, management considers the general collection risk associated with trends in the long-term care industry.

         The Company has a $13,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow, that expires on September 30, 1999. The Company anticipates that this credit line will be continued. Amounts drawn under the line are payable on demand. At June 30, 1999, there were no borrowings under the line. However, at such date, the line was fully utilized as result of contingent liabilities of the Company to the lender relating to letters of credit issued for the Company (see Note 3 of Notes to Financial Statements).

         At June 30, 1999, the Company had $14,241,278 of cash and cash equivalents, which it views as its principal measure of liquidity.

         The level of capital expenditures by the Company is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment and laundry and linen equipment installations. Although the Company has no specific material commitments for capital expenditures during calendar year 1999, it estimates that it will incur capital expenditures of approximately $2,500,000 during 1999 in connection with housekeeping equipment and laundry and linen equipment installations in its clients' facilities, as well as hardware and software expenditures relating to the implementation of a new computerized financial reporting system. The Company believes that its cash from operations, existing balances and credit line will be adequate for the foreseeable future to satisfy the needs of its operations and to fund its continued growth. However, if the need arose, the Company would seek to obtain capital from such sources as long-term debt or equity financing.

         In accordance with the Company's previously announced authorizations to purchase its outstanding common stock, the Company expended $183,750 to purchase 21,000 shares of its common stock in May 1999 at an average price of $8.75 per common share and $3,496,000 during 1998 to purchase 369,000 shares of its common stock at an average price of $9.47 per common share. The Company remains authorized to purchase 448,950 shares pursuant to previous Board of Directors' action.

Effect of Recently Issued Accounting Pronouncements

Accounting for Derivative Instruments and Hedging Activities
         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for fiscal years beginning after June, 2000. SFAS No. 133 requires all entities to recognize all derivative instruments on their balance sheet as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that my be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

         Adoption of SFAS No. 133 is not expected have a material effect on the Company's consolidated financial statements.


Other Matters -

         Year 2000 Compliance
         The Company has implemented new operating and application software which became become fully operational during 1998. The Company has been notified by its software manufacturer, as well as the firm providing installation support, that the new applications have functionality for the year 2000. The Company does not believe it will incur any material expense, beyond the new systems installation costs, with respect to year 2000 issues. Additionally, the Company utilizes an independent service bureau for the processing and payment of payroll and payroll related taxes. The Company has been notified by its payroll processing company that all of its systems will be fully compliant with year 2000 requirements. Many of the Company's clients participate in programs funded by federal and state governmental agencies which may be affected by the year 2000 issue. Any failure by the Company, its outside processing company, its clients or the federal and state governmental agencies to effectively monitor, implement or improve the above referenced operational, financial, management and technical support systems could have a material adverse effect on the Company's business and consolidated results of operations.

         Government Regulation of Clients
         The Company's clients are subject to governmental regulation. In August 1997, the President signed into law the Balanced Budget Act of 1997. The legislation changes Medicare and Medicaid policy in a number of ways including the phasing in of a Medicare prospective payment system ("PPS") for skilled nursing facilities effective July 1, 1998. PPS will significantly change the manner in which skilled nursing facilities are reimbursed for inpatient services provided to Medicare beneficiaries. Unlike the old system, which relied solely on cost reports submitted, PPS rates are based entirely on the federally-acuity-adjusted rate. Although there can be no assurance thereof, the Company believes that while PPS will affect how clients are paid for certain services, the Company's business should not be adversely impacted by this legislation, as clients determine how to adjust to PPS. The Company does not participate in any government reimbursement programs, therefore, all of the Company's contractual relationships with its clients continue to determine the clients' payment obligations to the Company. At this time. The Company has not been able to fully assess the impact of PPS on its clients, due in part to uncertainty as to the details of implementation by its clients.


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

Item 1.          Legal Proceedings.                            Not Applicable

Item 2.          Changes in Securities.                        Not Applicable

Item 3.          Defaults under Senior Securities.             Not Applicable

Item 4.          Submission of Matters to a Vote of Security
                        Holders

       (c) The Company's Annual Meeting of Shareholders was held on May 18, 1999 for the purpose of electing a board of directors and approving the appointment of auditors.

           (1) All of management's nominees for directors were elected as follows:

                        Shares Voted                  Withheld
                            "FOR"
                          8,220,054                    10,036

           (2) Proposal to ratify selection of Grant Thornton LLP as the independent public accountants of the Company for its current fiscal year ending December 31, 1999 was approved as follows:

                        Shares Voted         Shares Voted            Shares
                            "FOR"              "AGAINST"          "ABSTAINING"
                          8,172,444             53,845                3,834

Item 5.                  Other Information.
                            a) None

Item 6.                  Exhibits and Reports on Form 8-K.

                            a) Exhibits -

                            27 -  Financial data schedule

                            b) Reports on Form 8-K    -   None




                                      -14

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HEALTHCARE SERVICES GROUP, INC.
                                           -------------------------------


August 6, 1999                             /s/ Daniel P. McCartney
------------------------                   -----------------------------------
Date                                       DANIEL P. McCARTNEY, Chief
                                           Executive Officer



August 6, 1999                             /s/ Thomas A. Cook
------------------------                   -----------------------------------
Date                                       THOMAS A. COOK,  President and
                                           Chief Operating Officer



August 6, 1999                             /s/ James L. DiStefano
------------------------                   -----------------------------------
Date                                       JAMES L. DiSTEFANO, Chief Financial
                                           Officer and Treasurer



August 6, 1999                             /s/ Richard W. Hudson
------------------------                   -----------------------------------
Date                                       RICHARD W. HUDSON, Vice
                                           President-Finance, Secretary and
                                           Chief Accounting Officer




                                      -15