Form 10-Q
period 1999-09-30
HEALTHCARE SERVICES GROUP INC
filed 1999-10-29
CIK 731012

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1999           Commission File Number  0-12015


                        HEALTHCARE SERVICES GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Pennsylvania                                      23-2018365
--------------------------------                  ----------------------------
(State or other jurisdiction of                   (IRS Employer Identification
incorporation or organization)                              number)


                3220 Tillman Drive, Suite 300, Bensalem PA 19020
               --------------------------------------------------
              (Address of principal executive office)  (Zip code)


Registrant's telephone number, including area code:     215-639-4274
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

             YES      X                NO
                 ----------               ---------


Number of shares of common stock, issued and outstanding as of October 29, 1999 is 11,059,982

                               Total of 15 Pages

                                     INDEX


PART I.     FINANCIAL INFORMATION                                    PAGE NO.
            ---------------------                                    --------

            Consolidated Balance Sheets as of September 30,
            1999 and  December 31, 1998                                 2

            Consolidated Statements of Income for the Three
            Months Ended September 30, 1999 and 1998                    3

            Consolidated Statements of Income for the Nine
            Months Ended September 30, 1999 and 1998                    4

            Consolidated Statements of Cash Flows for the
            Nine Months ended September 30, 1999 and 1998               5

            Notes To Consolidated Financial Statements                6 - 8

            Management's  Discussion and Analysis of
            Financial Condition and Results Of Operations             9 - 13


Part II.    Other Information                                          14
            -----------------

            Signatures                                                 15

                         HEALTHCARE SERVICES GROUP, INC.
                           Consolidated Balance Sheets
                                  (Unaudited)

                                                                            Sept 30,         December 31,
                                                                              1999               1998
                                                                        ------------------------------------
ASSETS
CURRENT ASSETS:
              Cash and cash equivalents                                  $12,679,772   $17,201,408
              Accounts and notes  receivable, less allowance
                for doubtful accounts of $3,949,000 in 1999 and
                $3,449,000 in 1998                                        50,650,613    45,066,828
              Prepaid income taxes (Note 5)                                1,085,169
              Inventories and supplies                                     8,556,210     7,803,437
              Deferred income taxes  (Note 5)                                348,543       324,054
              Prepaid expenses and other                                   2,088,170     2,318,285
                                                                         -----------   -----------
                   Total current assets                                   75,408,477    72,714,012
PROPERTY AND EQUIPMENT:
              Laundry and linen equipment installations                    7,666,153     8,985,945
              Housekeeping equipment and office
                furniture                                                  9,312,184     8,482,207
              Autos and trucks                                                51,110        51,110
                                                                         -----------   -----------
                                                                          17,029,447    17,519,262
              Less accumulated depreciation                               10,895,085    11,416,214
                                                                         -----------   -----------
                                                                           6,134,362     6,103,048
COST IN EXCESS OF FAIR VALUE OF NET
  ASSETS ACQUIRED less accumulated
   amortization of  $1,501,002  in 1999  and
  $1,420,284  in  1998                                                     1,854,475     1,935,193
DEFERRED INCOME TAXES   (Note 5)                                             466,529     2,131,535
OTHER NONCURRENT ASSETS                                                   11,736,450    10,225,439
                                                                         -----------   -----------
                                                                         $95,600,293   $93,109,227
                                                                         ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
              Accounts payable                                           $ 2,210,303   $ 4,366,015
              Accrued payroll, accrued and withheld payroll taxes          2,572,409     5,147,634
              Other accrued expenses                                         278,802       319,333
              Income taxes payable (Note 5)                                                283,980
              Accrued insurance claims                                       597,076       588,040
                                                                         -----------   -----------
                   Total current liabilities                               5,658,590    10,705,002

ACCRUED INSURANCE CLAIMS                                                   2,246,144     2,212,151
COMMITMENTS AND CONTINGENCIES  (Note 3)
STOCKHOLDERS' EQUITY:   (Note 2)
              Common stock, $.01 par value: 22,500,000
               shares authorized, 11,059,982 shares issued
               and outstanding in 1999 and 11,034,207 in 1998                110,600       110,342
              Additional paid in capital                                  25,266,218    25,064,832
              Retained earnings                                           62,318,741    55,016,900
                                                                         -----------   -----------
                   Total stockholders' equity                             87,695,559    80,192,074
                                                                         -----------   -----------
                                                                         $95,600,293   $93,109,227
                                                                         ===========   ===========

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Income Statements
(Unaudited)

                                                                    For the Three Months Ended
                                                                            September
                                                                 1999                       1998
                                                        ---------------------------------------------------
Revenues                                                      $59,620,142                 $54,038,751
Operating costs and expenses:
  Costs of services provided                                   51,110,966                  46,582,281
  Selling, general and administrative                           4,779,988                   4,554,448
Other Income:
  Interest Income                                                 176,139                     372,872
                                                              -----------                 -----------

Income before income taxes                                      3,905,327                   3,274,894

Income taxes  (Note 5)                                          1,469,000                   1,002,000
                                                              -----------                 -----------

Net Income                                                    $ 2,436,327                 $ 2,272,894
                                                              ===========                 ===========

Earnings per share of common stock: (Note 2)
  Basic earnings per common share                                  $ 0.22                      $ 0.20
                                                              ===========                 ===========

  Diluted earnings per common share                                $ 0.22                      $ 0.20
                                                              ===========                 ===========

Basic weighted average number
  of common shares outstanding                                 11,052,307                  11,262,386
                                                              ===========                 ===========

Diluted weighted average number
  of common shares outstanding                                 11,270,979                  11,648,193
                                                              ===========                 ===========



See accompanying notes

Healthcare Services Group, Inc.
Consolidated Income Statements
(Unaudited)


                                                                    For the Nine Months Ended
                                                                            September,
                                                                 1999                       1998
                                                        ---------------------------------------------------
Revenues                                                     $172,125,372                $151,211,699
Operating costs and expenses:
  Costs of services provided                                  147,271,486                 129,042,608
  Selling, general and administrative                          13,660,479                  12,795,997
Other Income:
  Interest Income                                                 583,435                   1,091,301
                                                             ------------                ------------

Income before income taxes                                     11,776,842                  10,464,395

Income taxes  (Note 5)                                          4,475,000                   3,899,000
                                                             ------------                ------------

Net Income                                                   $  7,301,842                $  6,565,395
                                                             ============                ============

Earnings per share of common stock: (Note 2)
  Basic earnings per common share                            $       0.66                $       0.59
                                                             ============                ============

  Diluted earnings per common share                          $       0.64                $       0.57
                                                             ============                ============
Basic weighted average number
  of common shares outstanding                                 11,049,863                  11,203,919
                                                             ============                ============

Diluted weighted average number
  of common shares outstanding                                 11,324,843                  11,554,287
                                                             ============                ============


See accompanying notes

                    HEALTHCARE SERVICES GROUP, INC.
                 Consolidated Statements of Cash Flows
                              (Unaudited)

                                                                                   For the Nine Months Ended
                                                                                           September 30,
                                                                           -------------------------------------------
                                                                                  1999                    1998
                                                                           --------------------    -------------------
Cash flows from operating activities:
  Net Income                                                                  $ 7,301,842            $ 6,565,395
   Adjustments to reconcile net income
    to net cash used by operating activities:
      Depreciation and amortization                                             1,312,875              1,512,199
      Bad debt provision                                                        2,250,000              1,840,000
      Deferred income taxes (benefits)  (Note 5)                                1,640,517             (1,487,040)
      Tax benefit of stock option transactions                                     45,588                309,667
   Changes in operating assets and liabilities:
      Accounts and notes receivable                                            (7,833,785)            (6,628,734)
      Prepaid income taxes  (Note 5)                                           (1,085,169)               366,712
      Inventories and supplies                                                   (752,773)              (292,775)
      Changes to long term notes receivable                                    (1,382,544)               924,160
      Accounts payable and other accrued expenses                              (2,196,242)            (1,504,530)
      Accrued payroll, accrued and withheld payroll
       taxes                                                                   (2,575,225)             3,035,809
      Accrued insurance claims                                                     43,029                 67,596
      Income taxes payable  (Note 5)                                             (283,980)             1,300,561
      Prepaid expenses and other assets                                           101,646                (71,724)
                                                                              -----------            -----------
          Net cash (used in) provided by operating activities                  (3,414,221)             5,937,296
                                                                              -----------            -----------
Cash flows from investing activities:
  Disposals of fixed assets                                                       783,305                122,659
  Additions to property and equipment                                          (2,046,775)            (1,589,002)
                                                                              -----------            -----------
          Net cash used in investing activities                                (1,263,470)            (1,466,343)
                                                                              -----------            -----------
Cash flows from financing activities:
  Purchase of treasury stock                                                     (183,750)            (1,500,180)
  Proceeds from the exercise of stock options                                     339,805              1,584,923
                                                                              -----------            -----------
          Net cash provided by financing activities                               156,055                 84,743
                                                                              -----------            -----------

Net increase (decrease) in cash and cash equivalents                           (4,521,636)             4,555,696

Cash and cash equivalents at beginning of the year                             17,201,408             17,774,219
                                                                              -----------            -----------

Cash and cash equivalents at end of the period                                $12,679,772            $22,329,915
                                                                              ===========            ===========


See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - Basis of Reporting

         The accompanying financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company, all adjustments considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 1998 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 1998. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 - Three-For-Two Stock Split

         On August 5, 1998, the Board of Directors declared a three-for-two stock split of the Company's Common Stock effected in the form of a 50% stock dividend payable on August 27, 1998 to Common Stock holders of record on August 17, 1998. An amount equal to the par value of the shares of Common Stock issued was transferred from additional paid in capital to common stock in the December 31, 1998 balance sheet. All stock options, share and per share disclosures have been adjusted to reflect the three-for-two stock split.

Note 3 - Other Contingencies

         The Company has a $13,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements or for other purposes, that expires on December 31, 1999. The Company anticipates that this credit line will be continued. Amounts drawn under the line are payable upon demand. At both September 30, 1999 and December 31, 1998, there were no borrowings under the line. However, at such dates, the line was fully utilized as a result of contingent liabilities of the Company to the lender relating to letters of credit issued for the Company, which relate to payment obligations under the Company's insurance program.

         The Company is also involved in miscellaneous claims and litigation arising in the ordinary course of business. The Company believes that these matters, taken individually or in the aggregate, would not have a material adverse impact on the Company's financial position or results of operations.

         Legislation enacted in August 1997 changed Medicare and Medicaid policy in a number of ways, most notably the phasing in, effective July 1, 1998, of a Medicare Prospective Payment System ("PPS") for skilled nursing facilities which significantly changed the manner and the amounts of reimbursements they receive. The Company's clients have been adversely effected by PPS, as well as other trends in the long-term care industry resulting in certain of the Company's clients recently filing voluntary bankruptcy and others may follow. This, in addition to delays in payments from clients could result in additional bad debts in the near future.

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

         The Company earned revenue in the following service business categories:

                                 For the three month period ended September 30,
                                 ----------------------------------------------
                                         1999                   1998
                                         ----                   ----
Housekeeping services                $37,613,000            $33,379,000
Laundry & linen services              17,118,000             14,447,000
Food services                          3,031,000              4,462,000
Maintenance services &
    Other                              1,858,000              1,750,000
                                     -----------            -----------
                                     $59,620,000            $54,039,000
                                     ===========            ===========

                                 For the nine month period ended September 30,
                                 ---------------------------------------------
                                         1999                   1998
                                         ----                   ----
Housekeeping services               $108,263,000            $96,432,000
Laundry & linen services              49,693,000             38,355,000
Food services                          8,478,000             11,224,000
Maintenance services &
    Other                              5,691,000              5,201,000
                                    ------------           ------------
                                    $172,125,000           $151,212,000
                                    ============           ============

Note 5 - Income Taxes

         The Internal Revenue Service has concluded its examination of the tax years ended December 31, 1997 and December 31, 1996. Previously established reserves are no longer required. Accordingly, the effective tax rate for the three and nine months periods ended September 30, 1999 has been reduced to reflect the reversal of these reserves.

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

RESULTS OF OPERATIONS

         Revenues for the third quarter of 1999 increased by 10.3% over revenues in the corresponding 1998 quarter. Revenues for the nine months ended September 30, 1999 increased by 13.8% over the corresponding 1998 period. The following factors contributed to the increase in 1999 third quarter and nine month period revenues as compared to the corresponding 1998 periods: service agreements with new clients increased revenues by 26.9% for the third quarter and 32.6% for the nine month period; new services to existing clients increased revenues 2.5% for the third quarter and 2.3% for the nine month period; and client cancellations and other minor changes decreased revenues 19.1% for the third quarter and 21.1% for the nine month period.

         Cost of services provided as a percentage of revenues decreased to 85.7% for the third quarter of 1999 from 86.2 % in the corresponding 1998 quarter. Furthermore, cost of services as a percentage of revenue increased slightly to 85.6% for the nine month period ended September 30, 1999 from 85.3% in the same 1998 period. The primary factors affecting specific variations in the 1999 third quarter and nine month period's cost of services provided as a percentage of revenue and their effects on the respective .5% decrease and .3% increase are as follows: in the third quarter an increase of 1.8% in labor costs and payroll related taxes; offsetting this increase was a decrease of 1.4% in the cost of supplies consumed in performing services, a decrease of .3% in the allowance for doubtful accounts; in the nine month period an increase of 2.2% in labor costs and payroll related taxes; offsetting this increase were decreases of 1.3% and .6% in the cost of supplies consumed in performing services, and in workers' compensation, general liability and other insurance expense, respectively.

         Selling, general and administrative expenses as a percentage of revenue decreased in the third quarter of 1999 to 8.0% as compared to 8.4% in the corresponding 1998 three month period. Additionally, during the nine month period ended September 30, 1999, selling, general and administrative expenses as a percentage of revenue decreased to 7.9% as compared to 8.5% in the corresponding 1998 period. The three and nine month period decreases are primarily attributable to the Company's ability to control certain selling, general and administrative expenses while comparing them to a greater revenue base.

         Interest income decreased in the three and nine month periods ended September 30, 1999 as compared to the same 1998 periods principally due to the Company's shift from investing excess funds in taxable securities to tax exempt securities, as well as lower average cash balances.

         The effective income tax rate for the three and nine month periods ended September 30, 1999, decreased as a result of the reversal of previously established income tax reserves no longer required as a result of the conclusion of an Internal Revenue Service examiniation for the tax years ended December 31, 1997 and 1996. Additionally, the effective tax rate for the third quarter 1998, as well as the nine month period ended September 30, 1998 was positively impacted by the reversal of prior years' over accruals for income taxes.

Liquidity and Capital Resources

         At September 30, 1999 the Company had working capital and cash and cash equivalents of $69,749,887 and $12,679,772, respectively, which represents an increase of 12% in working capital and a decrease in cash and cash equivalents of 26% as compared to December 31, 1998 working capital and cash and cash equivalents of $62,009,010 and $17,201,408, respectively.

         The net cash used in the Company's operating activities was $3,414,221 for the nine month period ended September 30, 1999 as compared to net cash provided of $5,937,296 in the same 1998 period. The principle sources of cash flows from operating activities were: for the nine month period ended September 30, 1999 net income, charges to operations for bad debt provisions and depreciation and amortization; in the nine month period ended September 30, 1998 net income, the timing of payments for payroll and payroll related taxes, charges to operations for bad debt provisions and depreciation and amortization. The operating activity that used the largest amount of cash was a $9,216,329 and $5,704,574 net increase in accounts and long term notes receivable at September 30, 1999 and 1998, respectively. The increases in these amounts resulted primarily from the growth in the Company's revenues and the timing of collections. Additionally, operating activities' cash flows for the nine month periods ended September 30, 1999 and 1998 were decreased by $2,196,242 and $1,504,530, respectively, as a result of the timing of payments to vendors, Furthermore, the nine month period ending September 30, 1999 operating activities' cash flow was decreased by $2,575,225 as a result of payments for payroll and payroll related taxes.

         The Company's principal use of cash in investing activities in each of the three month periods ended September 30, 1999 and 1998 was the purchase of housekeeping equipment and laundry equipment installations.

         The Company expends considerable effort to collect the amounts due for its services on the terms agreed upon with its clients. Many of the Company's clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Additionally, legislation enacted in August 1997 changed Medicare and Medicaid policy in a number of ways, most notably the phasing in, effective July 1, 1998 of a Medicare Prospective Payment System ("PPS") for skilled nursing facilities which significantly changed the manner and the amounts of reimbursements they receive. The Company's clients have been adversely effected by PPS, as well as other trends in the long-term care industry resulting in certain of the Company's clients recently filing voluntary bankruptcy and others may follow. This, in addition to delays in payments from clients could result in additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, the Company converts the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed, provide a definitive repayment plan and therefore may enhance the ultimate collectibility of the amounts due. In some instances the Company obtains a security interest in certain of the debtors' assets.

         The Company encounters difficulty in collecting amounts due from certain of its clients, including those in bankruptcy, those which have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company has recorded a bad debt provision of $2,250,000 in the nine month period ended September 30, 1999. In making its evaluation, in addition to analyzing and anticipating, where possible, the specific cases described above, management considers the general collection risk associated with trends in the long-term care industry.

         The Company has a $13,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow, that expires on December 31, 1999. The Company anticipates that this credit line will be continued. Amounts drawn under the line are payable on demand. At September 30, 1999, there were no borrowings under the line. However, at such date, the line was fully utilized as result of contingent liabilities of the Company to the lender relating to letters of credit issued for the Company (see Note 3 of Notes to Financial Statements).

         At September 30, 1999, the Company had $12,679,772 of cash and cash equivalents, which it views as its principal measure of liquidity.

         The level of capital expenditures by the Company is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment and laundry and linen equipment installations. Although the Company has no specific material commitments for capital expenditures during calendar year 1999, it estimates that it will incur capital expenditures of approximately $2,500,000 during 1999 in connection with housekeeping equipment and laundry and linen equipment installations in its clients' facilities, as well as hardware and software expenditures relating to the implementation of a new computerized financial reporting system. The Company believes that its cash from operations, existing cash balances and credit line will be adequate for the foreseeable future to satisfy the needs of its operations and to fund its continued growth. However, if the need arose, the Company would seek to obtain capital from such sources as long-term debt or equity financing.

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

         Government Regulation of Clients

         The Company's clients are subject to governmental regulation. In August 1997, the President signed into law the Balanced Budget Act of 1997. The legislation changed Medicare and Medicaid policy in a number of ways including the phasing in of a Medicare PPS for skilled nursing facilities effective July 1, 1998. PPS has significantly changed the manner and the amounts in which skilled nursing facilities are reimbursed for inpatient services provided to Medicare beneficiaries. Unlike the old system, which relied solely on cost reports submitted, PPS rates are based entirely on the federally-acuity-adjusted rate. Although PPS directly effects how clients are paid for certain services, the Company itself does not participate in any government reimbursement programs. Therefore, all of the Company's contractual relationships with its clients continue to determine the clients' payment obligations to the Company. Certain clients, at this time, have been adversely effected by PPS, as well as other trends in the long-term care industry resulting in certain clients recently filing voluntary bankruptcy petitions. See "Liquidity and Capital Resources".

Cautionary Statements Regarding Forward Looking Statements/Risk Factors

         Certain matters discussed in this report may include forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, risks arising from the Company providing its services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; the effects of changes in regulations governing the industry and risk factors described in the Company's Form 10-K for the year ended December 31, 1998 in Part I thereof under "Government Regulation of Clients", "Competition" and "Service Agreements". The Company's clients have been adversely affected by the change in Medicare payments under the recently enacted Prospective Payment System and other trends in the long-term care industry resulting in certain of the Company's clients recently filing voluntary bankruptcy petitions, as well as delays in payments which could result in additional bad debts in the near future. Additionally, the Company's operating results would be adversely effected if unexpected increases in the costs of labor, materials, supplies and equipment used in performing its services could not be passed on to clients.

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

                27-  Financial Data Schedule

             b) Reports on Form 8-K - None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HEALTHCARE SERVICES GROUP, INC.
                                       -------------------------------


October 29, 1999                       /s/ Daniel P. McCartney
-------------------------------        -------------------------------------
Date                                   DANIEL P. McCARTNEY, Chief
                                        Executive Officer


October 29, 1999                       /s/ Thomas A. Cook
-------------------------------        -------------------------------------
Date                                   THOMAS A. COOK,  President and
                                        Chief Operating Officer


October 29, 1999                       /s/ James L. DiStefano
-------------------------------        -------------------------------------
Date                                   JAMES L. DiSTEFANO, Chief Financial
                                        Officer and Treasurer

October 29, 1999                       /s/ Richard W. Hudson
-------------------------------        -------------------------------------
Date                                   RICHARD W. HUDSON, Vice
                                        President-Finance, Secretary and
                                        Chief Accounting Officer