Form 10-K
period 1999-12-31
HEALTHCARE SERVICES GROUP INC
filed 2000-03-20
CIK 731012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K
                                    ---------

                                   (Mark One)
       (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 1999
                                       OR
       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                     For the transition period from         to

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

                3220 Tillman Drive, Suite 300, Bensalem, PA 19020
    (Address of principal executive offices)                    (Zip code)

       Registrant's telephone number, including area code: (215) 639-4274
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:
                                                        Name of Each Exchange
                    Titles of Each Class                on Which Registered
                    --------------------                ---------------------

                                      NONE
                                      ----

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

 The aggregate market value of voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant as of March 7, 2000 was approximately
     $67,936,000. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: At
   March 7, 2000 there were outstanding 11,011,557 shares of the Registrant's
                         Common Stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of Form 10-K will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Registrant pursuant to Regulation 14A within 120 days after the close of its fiscal year.

                                     PART I



         References made herein to the Company or the Registrant include Healthcare Services Group, Inc. and its wholly owned subsidiaries HCSG Supply, Inc. and Huntingdon Holdings, Inc., unless the context otherwise requires.

Item I.  Business

(a)      General
         Healthcare Services Group, Inc. (the "Company" or the "Registrant") provides housekeeping, laundry, linen, facility maintenance and food services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals. The Company believes that it is the largest provider of contractual housekeeping and laundry services to the long-term care industry in the United States, rendering such services to approximately 1,100 facilities in 42 states and Canada as of December 31, 1999.

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

         From January 1, 1997 through December 31, 1999, the Company's services were cancelled by 47 facilities with respect to which the Company had previously invested in a laundry installation. Laundry installations relating to agreements cancelled in 1998 and 1997 resulted in the Company receiving approximately $57,000 and $41,000 less, respectively than the net amount at which these assets were recorded on its balance sheet. In 1999, laundry installations, relating to clients who service agreements with the Company were terminated, were sold to the Company's clients for an amount in excess of the net amount recorded on the Company's balance sheet. Linen supplies, in some instances are owned by the Company, and the Company maintains a sufficient inventory of these items in order to ensure their availability. The Company provides linen services to approximately twenty per cent of the facilities for which it provides housekeeping services.

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

         Food services. The Company commenced providing food services to a limited number of clients in 1997. Food services consist of the development of a menu that meets the residents' dietary needs, purchasing and preparing the food to assure the residents receive an appetizing meal, and participation in monitoring the residents' ongoing nutrition status. On-site management is responsible for all daily food service activities, with regular support being provided by a district manager specializing in food service, as well as a registered dietitian. The Company also provides consulting services to facilities to assist them in updating and cost containment with respect to a client's food service operation.

         Laundry installations sales. The Company (as distributor of laundry equipment) sells laundry installations to its clients which generally represent the construction and installation of a turn-key operation. The Company generally offers payment terms, ranging from 36 to 60 months. There were no service agreement cancellations in 1999, 1998 or 1997 by clients who have purchased laundry installations from the Company. During the years 1997 through 1999, laundry installation sales were not material to the Company's operating results as the Company prefers to own such laundry installations in connection with performance of its service agreements.

                        Operational-Management Structure

         By applying its professional management techniques, the Company is able to contain certain housekeeping, laundry, linen, facility maintenance and food service costs on a continuing basis. The Company provides its services through a network of management personnel, as illustrated below.



                           Vice President - Operations



                            Divisional Vice President
                                  (5 Divisions)



                         Regional Vice President/Manager
                                  (22 Regions)



                                District Manager
                                 (108 Districts)



                                Training Manager



                              Facility Manager and
                           Assistant Facility Manager


         Each facility is managed by an on-site Facility Manager, an Assistant Facility Manager, and if necessary, additional supervisory personnel. Districts, typically consisting of from eight to twelve facilities, are supported by a District Manager and a Training Manager. District Managers bear overall responsibility for the facilities within their districts. They are generally based within close proximity to each facility. These managers provide active support to clients in addition to the support provided by the Company's on-site management. Training Managers are responsible for the recruitment, training and development of Facility Managers. At December 31, 1999, the Company maintained 22 regions within five divisions. A division consists of two to six regions within a specific geographical area. A Divisional Vice President manages each division. Additionally, two divisions have a Divisional Vice President-Sales who supports the Divisional Vice President by managing the marketing efforts of the respective divisions. Each region is headed by a Regional Vice President/Manager and a Regional Sales Director who assumes primary responsibility for marketing the Company's services. Regional Vice President/Managers report to Divisional Vice Presidents who in turn report to the Vice President of Operations. With respect to the Food Service division, the Divisional Vice President assumes primary responsibility for the marketing efforts of his division. Such efforts are supplemented by the

Food Service division regional manager, as well as the other regional and divisionals' sales and marketing personnel. The Company believes that its divisional, regional and district organizational structure facilitates its ability to obtain new clients, as well as its ability to sell new services to existing clients.

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

         In 1999 the long-term care market consisted of approximately 23,000 facilities, according to estimates of the Department of Health and Human Services. The facilities primarily range in size from small private facilities with 65 beds to facilities with over 500 beds. The Company markets its services primarily to facilities with 100 or more beds. The Company believes that less than five percent of long-term care facilities use outside providers of housekeeping and laundry services such as the Company.

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

                        Government Regulation of Clients

         The Company's clients are subject to governmental regulation. In August 1997, the President signed into law the Balanced Budget Act of 1997. The legislation changed Medicare policy in a number of ways including the phasing in of a Medicare prospective payment system ("PPS") for skilled nursing facilities effective July 1, 1998. PPS has significantly changed the manner and the amounts in which skilled nursing facilities are reimbursed for inpatient services provided to Medicare beneficiaries. Unlike the old system, which relied solely on cost reports submitted, PPS rates are based entirely on the federally-acuity-adjusted rate. Although PPS directly affects how clients are paid for certain services, the Company itself does not participate in any government reimbursement programs. Therefore, all of the Company's contractual relationships with its clients continue to determine the clients' payment obligations to the Company. However, certain clients have been adversely affected by PPS, as well as other trends in the long-term care industry resulting in certain clients recently filing voluntary bankruptcy petitions and others may follow (see " Liquidity and Capital Resources"). The awareness that PPS has had, and continues to have a negative effect on the long-term care industry's financial position has been recognized by Congress. In the summer of 1999, a proposal was presented by the President and Congress to add approximately $7.5 billion in funding in an attempt to address coverage gaps caused by PPS. Additionally, other measures have been introduced by legislatures to close the gap between the current system's presumptions and the actual cost of providing care.

                          Service Agreements/Collection

         The Company offers two kinds of service agreements, a full service agreement or a management agreement. In a full service agreement, the Company assumes both management and payroll responsibility for the hourly housekeeping, laundry, linen, facility maintenance and food service employees.

         The Company typically adopts and follows the client's employee wage structure, including its policy of wage rate increases, and passes through to the client any labor cost increases associated with wage rate adjustments. Under a management agreement, the Company provides management and supervisory services while the client facility retains payroll responsibility for its hourly employees. Substantially all of the Company's agreements are full service agreements. These agreements typically provide for a one year term, cancelable by either party upon 30 days' notice after the initial 90-day period. As of December 31, 1999, the Company provided services to approximately 1,100 client facilities.

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

         From time to time, the Company encounters difficulty in collecting amounts due from certain of its clients, including those in bankruptcy, those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $7,250,314, $2,339,515 and $899,551 in the years ended December 31, 1999, 1998 and 1997, respectively. In making its evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, management considers the general collection risks associated with trends in the long-term care industry.

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

                                    Employees

         At December 31, 1999, the Company employed 2,272 management and supervisory personnel. Of these employees, 258 held executive, regional/district management and office support positions, and 2,014 of these salaried employees were on-site management personnel. On such date, the Company employed approximately 13,469 hourly employees. Many of the Company's hourly employees were previous support employees of the Company's clients. In addition, the Company manages hourly employees who remain employed by certain of its clients.

         Approximately 15% of the Company's hourly employees are unionized. These employees are subject to collective bargaining agreements that are negotiated by individual facilities and are assented to by the Company so as to bind the Company as an "employer" under the agreements. The Company may be adversely affected by relations between its client facilities and the employee unions. The Company is a party to negotiated collective bargaining agreements with respect to approximately 20 employees at two facilities. The Company believes its employee relations are satisfactory.

(d) Risk Factors - Certain matters discussed in this report may include forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, risks arising from the Company providing its services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; the effects of changes in regulations governing the industry and risk factors described in Part I hereof under "Government Regulation of Clients", "Competition" and "Service Agreements/Collection". The Company's clients have been adversely affected by the change in Medicare payments under the recently enacted Prospective Payment System ("PPS"), as well as other trends in the long-term care industry resulting in certain of the Company's clients recently filing voluntary bankruptcy petitions and others may follow. This, in addition to delays in payments from clients has resulted in and could result in additional bad debts in the near future. The Company's operating results would also be adversely affected if unexpected increases in the costs of labor, materials supplies and equipment used in performing its services could not be passed on to clients.

         In addition, the Company believes that in order to improve its financial performance it must continue to obtain service agreements with new clients and provide new services to existing clients, achieve modest price increases on current service agreements with existing clients and maintain internal cost reduction strategies at the various operational levels of the Company. Furthermore, the Company believes that its ability to sustain the internal development of managerial personnel is an important factor impacting future operating results and successfully executing projected growth strategies.

(e) Financial Information About Foreign and Domestic Operations and Export Sales Not Applicable.


Item 2.  Properties

         The Company leases its corporate offices, located at 3220 Tillman Drive, Suite 300, Bensalem , Pennsylvania 19020, which consists of 16,195 square feet. The term of the lease expires on September 30, 2005. The Company also leases office space at other locations in Pennsylvania, Connecticut, Florida, Illinois, California, Colorado, Georgia and Texas. The office sizes range from approximately 1,000 to 2,500 square feet. These locations serve as divisional or regional offices. In addition, the Company leases warehouse space in Pennsylvania and Florida. The warehouses in Pennsylvania and Florida consist of approximately 18,000 and 10,000 square feet, respectively. None of these leases is for more than a five-year term.

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

Item  3. Legal Proceedings.

         As of December 31, 1999, there were no material pending legal proceedings to which the Company was a party, or as to which any of its property was subject, other than routine litigation or claims believed to be adequately covered by insurance.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II


Item 5.  Market for Registrant's Common Stock and Related Security Holder
         Matters

(a)      Market Information
         The Company's common stock, $.01 par value (the "Common Stock") is traded on the NASDAQ National Market System. On December 31, 1999, there were 11,064,107 shares of Common Stock outstanding.

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

         The high and low bids for the Common Stock during the two years ended December 31, 1999, ranged as follows (after giving effect to the three-for-two stock split in 1998):

                            1999 High                      1999 Low
                            ---------                      --------
1st Qtr.                      11 1/2                          9 1/8
2nd Qtr.                      10 5/8                          8 3/4
3rd Qtr.                       9 7/8                          7 7/8
4th Qtr.                       8 1/2                          6 5/8

                            1998 High                      1998 Low
                            ---------                      --------
1st Qtr.                       9 15/16                        8 1/3
2nd Qtr.                       9  9/16                        9 1/3
3rd Qtr.                      11 11/16                        8 3/16
4th Qtr.                       9   7/8                        8 3/8



(b)      Holders
         As of March 3, 2000, there were approximately 290 holders of record of the common stock, including stock held in nominee name by brokers or other nominees. It is estimated that there are approximately 2,600 beneficial holders.

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

                                                            (In thousands except for per share data and employees)
                                                         ----------------------------------------------------------
                                                                          Years ended December 31:
                                                                          ------------------------
                                                           1999        1998         1997        1996         1995
                                                         --------    --------     --------    --------     --------
Revenues                                                 $232,432    $204,869     $181,359    $162,482     $148,747
                                                         --------    --------     --------    --------     --------
Net income                                               $  5,536    $  8,869     $  5,894    $  6,889     $  3,941
                                                         --------    --------     --------    --------     --------
Basic earnings per common share                          $    .50    $    .79     $    .52    $    .57     $    .32
                                                         --------    --------     --------    --------     --------
Diluted earnings per common share                        $    .49    $    .77     $    .51    $    .56     $    .32
                                                         --------    --------     --------    --------     --------
Weighted average number of common
   shares outstanding for basic EPS                        11,053      11,188       11,354      12,156       12,210
                                                         --------    --------     --------    --------     --------
Weighted average number of common
   shares outstanding for diluted EPS                      11,286      11,512       11,578      12,203       12,335
                                                         --------    --------     --------    --------     --------

As of December 31:
Working Capital                                          $ 69,785    $ 62,009     $ 55,706    $ 57,434     $ 51,068
                                                         --------    --------     --------    --------     --------
Total Assets                                             $ 98,030    $ 93,109      $84,890    $ 86,446     $ 80,290
                                                         --------    --------     --------    --------     --------
Stockholders' Equity                                     $ 85,961    $ 80,192     $ 72,227    $ 74,938     $ 68,470
                                                         --------    --------     --------    --------     --------
Book Value Per Share                                     $   7.77       $7.27        $6.52    $   6.17     $   5.61
                                                         --------    --------     --------    --------     --------
Employees                                                  15,741      14,046       12,180      11,217       10,911
                                                         --------    --------     --------    --------     --------

All share data has been adjusted to reflect the 3-for-2 stock split paid in the form of a 50% stock dividend on August 27, 1998.

The following discussion and analysis
should be read in conjunction with
the financial statements and notes thereto.



Management's Discussion and Analysis of
Financial Condition And Results of Operations


Results of Operations
From 1994 through 1999, the Company's revenues grew at a compound annual rate of 11.2%. This growth was achieved through obtaining new clients in both existing market areas, as well as providing additional services to existing clients. Although there can be no assurance thereof, the Company anticipates future growth, although its compound growth rates will likely decrease as growth is measured against the Company's increasing revenue base.

The following table sets forth for the years indicated the percentage which certain items bear to revenues:

                                                   Relation to Total Revenues
                                                     Years Ended December 31,
                                                 -------------------------------
                                                  1999        1998         1997
                                                 -----       -----        ------
Revenues                                         100.0%      100.0%       100.0%
Operating costs and expenses:
   Costs of services provided                     88.5        85.1         85.1
   Selling, general and administrative             8.1         8.5          8.8
Interest income                                     .4          .6           .8
Settlement of civil litigation                       -           -         (1.0)
                                                 -----       -----        -----
Income before income taxes                         3.8         7.0          5.9
Income taxes                                       1.4         2.7          2.6
                                                 -----       -----        -----
Net income                                         2.4%        4.3%         3.3%
                                                 =====       =====        =====

1999 Compared with 1998
Revenues increased 13.5% to $232,431,888 in 1999 from $204,869,023 in 1998. The following factors contributed to the increase in revenues: service agreements with new clients increased revenues 30.4%; new services to existing clients increased revenues 2.5%; and cancellations and other minor changes decreased revenues by 19.4%.

   Costs of services provided as a percentage of revenues in 1999 increased to 88.5% from 85.1% in 1998. The primary factors affecting specific variations in the 1999 cost of services provided as a percentage of revenues and their effect on the 3.4% increase are as follows: an increase of 2.0% in bad debt provision; increase of 1.6% in labor costs; increase of .4% in worker's compensation insurance; offsetting these increases was a decrease of .8% in the cost of supplies consumed in performing services.

   Selling, general and administrative expenses as a percentage of revenue decreased to 8.1% in 1999 from 8.5% in 1998. The decrease is primarily attributable to the Company's ability to control these expenses while comparing them to a greater revenue base.

   Income taxes as a percentage of revenue decreased in 1999 as a result of the Internal Revenue Service concluding an examination of the company's 1996 and 1997 returns. Therefore, previously established reserves are no longer required. Accordingly, the effective tax rate for 1999 has been reduced to reflect the reversal of these reserves.

   Interest income in 1999 decreased to .4% as a percentage of revenue as compared to .6% in the 1998 twelve month period principally due to the Company's shift from investing excess funds in taxable securities to tax exempt securities, as well as lower average cash balances.

   As a result of the matters discussed above, 1999 net income decreased to 2.4% as a percentage of revenue compared to 4.3% in 1998.

1998 Compared with 1997
Revenues increased 13% to $204,869,023 in 1998 from $181,359,305 in 1997. The following factors contributed to the increase in revenues: service agreements with new clients increased revenues 22.7%; new services to existing clients increased revenues 4.9%; and cancellations and other minor changes decreased revenues by 14.6%.

   Costs of services provided as a percentage of revenues in 1998 was 85.1%, the same as in 1997. The primary factors affecting specific variations in the 1998 cost of services provided as a percentage of revenue are as follows: decrease in workers' compensation, general liability and other insurance of .5%; decrease of
 .3% in the cost of supplies consumed in performing services; decrease of .3% in employee benefits; offsetting these decreases was an increase in bad debt provisions of .6%.

   Selling, general and administrative expenses as a percentage of revenue decreased to 8.5% in 1998 from 8.8% in 1997. The decrease is primarily attributable to the Company's ability to control these expenses while comparing them to a greater revenue base.

   Interest income, as a percentage of revenue decreased to .6% in 1998 as compared to .8% in 1997 primarily as a result of lower average cash balances.

Liquidity and Capital Resources
At December 31, 1999 the Company had working capital and cash of $69,784,823 and $17,198,687 respectively, which represents a 13% increase in working capital and slight decrease in cash compared to December 31, 1998 working capital and cash of $62,009,010 and $17,201,408. During 1999, the Company expended $183,750 for open market purchases of 21,000 shares of its common stock. The Company's current ratio at December 31, 1999 increased, to 8.7 to 1 from 6.8 to 1 at December 31, 1998.

   The net cash provided by the Company's operating activities was $1,645,549 for the year ended December 31, 1999. The principal source of cash flows from operating activities for 1999 was net income, charges to operations for bad debt provisions, depreciation and amortization. The operating activity that used the largest amount of cash was an $11,344,617 net increase in accounts and notes receivable and long term notes receivable, as well as a $1,795,361 decrease in accounts payable and other accrued expenses. The net increase in accounts and current and long term notes receivable resulted primarily from the growth in the Company's revenues. The decrease in accounts payable and other accrued expenses is principally due to the timing of payments to vendors.

   The Company's principal use of cash in investing activities for the year ended December 31, 1999 was the purchase of housekeeping equipment, computer software and equipment and laundry equipment installations.

   At December 31, 1998 the Company had working capital and cash of $62,009,010 and $17,201,408 respectively, which represent an 11% and 3% decrease, respectively, compared to December 31, 1997 working capital and cash of $55,705,917 and $17,774,219. During 1998, the Company expended $3,496,000 for open market purchases of 369,000 shares of its common stock. The Company's current ratio at December 31, 1998 increased only slightly, to 6.8 to 1 from 6.7 to 1 at December 31, 1997.

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

   The Company expends considerable effort to collect the amounts due for its services on the terms agreed upon with its clients. Many of the Company's clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Additionally, legislation enacted in August 1997 changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998 of a Medicare Prospective Payment System ("PPS") for skilled nursing facilities which significantly changed the manner and amount of reimbursements they receive. The Company's clients have been adversely effected by PPS, as well as other trends in the long-term care industry resulting in certain of the Company's clients recently filing voluntary bankruptcy and others may follow. This, in addition to delays in payments from clients has resulted in and could result in additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, the Company converts the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed, provide a definitive repayment plan and therefore may enhance the ultimate collectibility of the amounts due. In some instances the Company obtains a security interest in certain of the debtors' assets.

   The Company encounters difficulty in collecting amounts due from certain of its clients, including those in bankruptcy, those which have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company has recorded bad debt provisions of $7,250,314, $2,339,515 and $899,551 in the years ended December 31, 1999, 1998 and 1997, respectively. In making its evaluation, in addition to analyzing, and anticipating, where possible, the specific cases described above, management considers the general collection risk associated with trends in the long-term care industry.

   The Company has a $18,000,000 bank line of credit, increased from $13,000,000 at December 31, 1998, on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow, that expires on September 30, 2000. Amounts drawn under the line are payable on demand. At December 31, 1999, there were no borrowings under the line. However, at such date, the Company had outstanding approximately $13,000,000 of irrevocable standby letters of credit, which relates to payment obligations under the Company's insurance program.

   At December 31, 1999, the Company had $17,198,687 of cash and cash equivalents, which it views as its principal measure of liquidity.

   The level of capital expenditures by the Company is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment and laundry and linen equipment installations. Although the Company has no specific material commitments for capital expenditures through the end of calendar year 2000, it estimates that it will incur capital expenditures of approximately $2,500,000 during this period in connection with housekeeping equipment and laundry and linen equipment installations in its clients' facilities. The Company believes that its cash from operations, existing balances and credit line will be adequate for the foreseeable future to satisfy the needs of its operations and to fund its continued growth. However, if the need arose, the Company would seek to obtain capital from such sources as long-term debt or equity financing.

   In accordance with the Company's previously announced authorizations to purchase its outstanding common stock, the Company expended $183,750 to purchase 21,000 shares of its common stock during 1999 at an average price of $8.75 per share. The Company remains authorized to purchase 448,950 shares pursuant to previous Board of Directors action.

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

Other Matters - Year 2000 Compliance
The Company has implemented new operating and application software which became operational during 1998. The Company has been notified by the software manufacturer, as well as the firm providing installation support, that the new applications have functionality for the year 2000. Additionally, the Company utilizes an independent service bureau for the processing and payment of payroll and payroll related taxes. The Company has been notified by its payroll processing company that all of its systems will be fully compliant with year 2000 requirements. Many of the Company's clients participate in programs funded by federal and state governmental agencies which may be affected by the year 2000 issues. Any failure by the Company, its outside processing company, its clients or the federal and state governmental agencies to effectively monitor, implement or improve the above referenced operational, financial, management and technical support systems could have a material adverse effect on the Company's business and consolidated result of operations.

   The Company has not encountered any processing complications, nor has the Company incurred any additional expense, in regards to the above noted applications' year 2000 functionality. Additionally, the Company has not experienced any year 2000 functionality problems with independent service providers or outside processing companies. Furthermore, there has been no notification to the Company by its clients that they have been effected by any year 2000 issues impacting their governmental funding.

Cautionary Statements Regarding Forward Looking Statements
Certain matters discussed may include forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, risks arising from the Company providing its services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; the effects of changes in regulations governing the industry and risk factors described in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999 in Part I thereof under "Government Regulations of Clients", "Competition" and "Service Agreements/Collections". The Company's clients have been adversely effected by the change in Medicare payments under the recently enacted Prospective Payment System ("PPS"), as well as other trends in the long-term care industry resulting in certain of the Company's clients recently filing voluntary bankruptcy petitions and others may follow. This, in addition to delays in payments from clients has resulted in and could result in additional bad debts in the near future. Additionally, the Company's operating results would be adversely affected if unexpected increases in the costs of labor, materials, supplies and equipment used in performing its services could not be passed on to its clients.

   In addition, the Company believes that to improve its future financial performance it must continue to obtain service agreements with new clients, providing new services to existing clients, achieve modest price increases on current service agreements with existing clients and maintain internal cost reduction strategies at the various operational levels of the Company. Furthermore, the Company believes that its ability to sustain the internal development of managerial personnel is an important factor impacting future operating results and successfully executing projected growth strategies.

Effects of Inflation
All of the Company's service agreements allow it to pass through to its clients increases in the cost of labor resulting from new wage agreements. The Company believes that it will be able to recover increases in costs attributable to inflation by continuing to pass through cost increases to its clients.

Consolidated Balance Sheets

Assets                                                         December 31,
                                                      --------------------------
Current Assets:                                            1999        1998
                                                       -----------  -----------
 Cash and cash equivalents                             $17,198,687  $17,201,408
 Accounts and notes receivable, less allowance for
   doubtful accounts of $7,278,000 in 1999 and
   $3,449,000 in 1998                                   48,612,738   45,066,828
 Prepaid income taxes                                      843,889        -
 Inventories and supplies                                8,580,181    7,803,437
 Deferred income taxes                                   1,777,536      324,054
 Prepaid expenses and other                              1,869,091    2,318,285
                                                       -----------  -----------
    Total current assets                                78,882,122   72,714,012

Property and Equipment:
 Laundry and linen equipment installations               7,824,038    8,985,945
 Housekeeping and office equipment                       9,012,178    8,482,207
 Autos and trucks                                           51,110       51,110
                                                       -----------  -----------
                                                        16,887,326   17,519,262
 Less accumulated depreciation                          10,990,792   11,416,214
                                                       -----------  -----------
                                                         5,896,534    6,103,048
COSTS IN EXCESS OF FAIR VALUE OF
 NET ASSETS ACQUIRED
 less accumulated amortization of $1,527,908 in 1999
 and $1,420,284 in 1998                                  1,827,569    1,935,193
DEFERRED INCOME TAXES                                      628,553    2,131,535
OTHER NONCURRENT ASSETS                                 10,795,104   10,225,439
                                                       -----------  -----------
                                                       $98,029,882  $93,109,227
                                                       ===========  ===========
Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable                                      $ 2,472,021  $ 4,366,015
 Accrued payroll, accrued and withheld payroll taxes     5,417,367    5,147,634
 Other accrued expenses                                    417,966      319,333
 Income taxes payable                                         -         283,980
 Accrued insurance claims                                  789,945      588,040
                                                       -----------  -----------
   Total current liabilities                             9,097,299   10,705,002
ACCRUED INSURANCE CLAIMS                                 2,971,697    2,212,151
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value: 15,000,000 shares
    authorized, 11,064,107 shares issued in 1999 and
    11,034,207 in 1998                                     110,641      110,342
  Additional paid in capital                            25,297,284   25,064,832
  Retained earnings                                     60,552,961   55,016,900
                                                       -----------  -----------
  Total stockholders' equity                            85,960,886   80,192,074
                                                       -----------  -----------
                                                       $98,029,882  $93,109,227
                                                       ===========  ===========

                            See accompanying notes.

Consolidated Statements of Income

                                                              Years Ended December 31,
                                                              ------------------------
                                                          1999          1998            1997
                                                     ------------   ------------    ------------
Revenues                                             $232,431,888   $204,869,023    $181,359,305
Operating costs and expenses:
   Cost of services provided                          205,686,044    174,431,075     154,417,984
   Selling, general and administrative                 18,778,786     17,447,639      15,859,083
Other income (expense):
   Settlement of civil litigation                      (1,800,000)
   Interest income                                        756,003      1,400,544       1,412,096
                                                     ------------   ------------    ------------
Income before income taxes                              8,723,061     14,390,853      10,694,334
Income taxes                                            3,187,000      5,522,000       4,800,000
                                                     ------------   ------------    ------------
Net income                                           $  5,536,061   $  8,868,853    $  5,894,334
                                                     ============   ============    ============

Basic earnings per common share                      $        .50   $        .79    $        .52
                                                     ============   ============    ============

Diluted earnings per common share                    $        .49   $        .77    $        .51
                                                     ============   ============    ============

All per share data has been adjusted to reflect the 3-for-2 stock split paid in the form of a 50% stock dividend on August 27, 1998.

                            See accompanying notes.

Consolidated Statements of Cash Flows

                                                            Years Ended December 31,
                                                            ------------------------
                                                         1999           1998           1997
                                                    ------------    ------------   ------------
Cash flows from operating activities:
  Net Income                                        $  5,536,061    $  8,868,853   $  5,894,334
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Depreciation and amortization                      2,149,735       2,080,823      2,119,053
    Bad debt provision                                 7,250,314       2,339,515        899,551
    Deferred income taxes (benefits)                      49,500        (820,800)       258,000
    Tax benefit of stock option
      transactions                                        45,427         571,985        120,826
  Changes in operating assets and liabilities:
    Accounts and notes receivable                    (10,796,225)    (10,845,682)    (4,141,482)
    Prepaid income taxes                                (843,889)        366,712       (366,712)
    Inventories and supplies                            (776,745)       (463,509)        52,579
    Long term notes receivable                          (548,392)        629,765       (120,202)
    Accounts payable and other
      accrued expenses                                (1,795,361)       (535,055)       303,524
    Accrued payroll, accrued and
      withheld payroll taxes                             269,733       1,377,324        816,211
    Accrued insurance claims                             961,451        (871,915)        89,009
    Income taxes payable                                (283,980)        283,980        (53,139)
    Prepaid expenses and other assets                    427,920         337,708       (506,560)
                                                    ------------    ------------   ------------
    Net cash provided by operating
      activities                                       1,645,549       3,319,704      5,364,992
                                                    ------------    ------------   ------------
Cash flows from investing activities:
  Disposals of fixed assets                            1,049,008         400,165        212,721
  Additions to property and equipment                 (2,884,602)     (2,816,996)    (1,754,111)
                                                    ------------    ------------   ------------
    Net cash used in investing activities             (1,835,594)     (2,416,831)    (1,541,390)
                                                    ------------    ------------   ------------
Cash flows from financing activities:
  Purchase of treasury stock                            (183,750)     (3,496,000)   (10,923,679)
  Proceeds from the exercise of stock
    options                                              371,074       2,020,316      2,197,006
                                                    ------------    ------------   ------------
  Net cash provided by (used in)
    financing activities                                 187,324      (1,475,684)    (8,726,673)
                                                    ------------    ------------   ------------
  Net decrease in cash and
    cash equivalents                                      (2,721)       (572,811)    (4,903,071)
  Cash and cash equivalents at
    beginning of the year                             17,201,408      17,774,219     22,677,290
                                                    ------------    ------------   ------------
  Cash and cash equivalents at end of
    the year                                        $ 17,198,687    $ 17,201,408   $ 17,774,219
                                                    ============    ============   ============

                            See accompanying notes.

Consolidated Statements of Stockholders' Equity

                                                             Years Ended December 31, 1999, 1998 and 1997
                                                             --------------------------------------------
                                                                       Additional                                      Total
                                                 Common Stock            Paid-in        Retained       Treasury     Stockholders'
                                            Shares          Amount       Capital        Earnings         Stock         Equity
                                        -------------      --------    -----------    -----------     ----------    -------------
Balance, December 31, 1996                  8,090,663      $ 80,907    $34,603,813    $40,253,713     $       --      $74,938,433
   Net income for year                                                                  5,894,334                       5,894,334
   Exercise of stock options                  238,700         2,387      2,194,619                                      2,197,006
   Tax benefit arising from
     stock transactions                                                    120,826                                        120,826
   Purchase of common
     stock for treasury
     (942,500 shares)                                                                                  (10,923,679)   (10,923,679)
   Treasury stock retired                    (942,500)       (9,425)   (10,914,254)                     10,923,679
                                        -------------      --------    -----------    -----------     ------------    -----------
Balance, December 31, 1997                  7,386,863        73,869     26,005,004     46,148,047               --     72,226,920
   Three-for-two stock split                3,693,432        36,934        (36,934)
   Net income for year                                                                  8,868,853                       8,868,853
   Exercise of stock options                  322,912         3,229      2,017,087                                      2,020,316
   Tax benefit arising from
     stock transactions                                                    571,985                                        571,985
   Purchase of common
     stock for treasury
     (369,000 shares)                                                                                   (3,496,000)    (3,496,000)
   Treasury stock retired                    (369,000)       (3,690)    (3,492,310)                      3,496,000
                                        -------------      --------    -----------    -----------     ------------    -----------
Balance, December 31, 1998                 11,034,207       110,342     25,064,832     55,016,900               --     80,192,074
   Net income for year                                                                  5,536,061                       5,536,061
   Exercise of stock options                   50,900           509        370,565                                        371,074
   Tax benefit arising from
     stock transactions                                                     45,427                                         45,427
   Purchase of common stock
     for treasury (21,000 shares)                                                                         (183,750)      (183,750)
   Treasury stock retired                     (21,000)         (210)      (183,540)                        183,750
                                        -------------      --------    -----------    -----------     ------------    -----------
Balance, December 31, 1999                 11,064,107      $110,641    $25,297,284    $60,552,961     $         --    $85,960,886
                                        =============      ========    ===========    ===========     ============    ===========


                            See accompanying notes.

Notes to Consolidated Financial Statements

Note 1--Summary of Significant Accounting Policies

General
The Company provides housekeeping, laundry, linen, facility maintenance and food services exclusively to the healthcare industry such as nursing homes, rehabilitation centers, retirement facilities and hospitals principally in the United States.

Principles of Consolidation
The consolidated financial statements include the accounts of Healthcare Services Group, Inc. and its wholly-owned subsidiaries, HCSG Supply Inc. and Huntingdon Holdings, Inc. after elimination of intercompany transactions and balances.

Cash and cash equivalents
Cash and cash equivalents consist of short-term, highly liquid investments with a maturity of three months or less at time of purchase.

Impaired notes receivable
In the event that a promissory note receivable is impaired, it is accounted for in accordance with FAS 114 and FAS 118; that is, they are valued at the present value of expected cash flows or market value of related collateral. The Company evaluates its notes receivable for impairment quarterly and on an individual client basis. Notes receivable considered impaired are generally attributable to clients that are either in bankruptcy, have been turned over to collection attorneys or those slow payers that are experiencing severe financial difficulties.
   At December 31, 1999, the Company had notes receivable aggregating $8,200,000 that are impaired. During 1999, the Company increased its reserve against these notes by $2,900,000 and charged the reserve $4,400,000 resulting in a reserve balance at December 31, 1999 of $2,600,000. During 1999, the average outstanding balance of these notes receivable was $6,800,000 and no interest income was recognized.
   At December 31, 1998, the Company had notes receivable aggregating $5,300,000 that are impaired. During 1998, the Company increased its reserve against these notes by $3,250,000 and charged the reserve $50,000 resulting in a reserve balance at December 31, 1998 of $4,100,000. During 1998, the average outstanding balance of these notes receivable was $3,500,000 and no interest income was recognized.
   At December 31, 1997, the Company had notes receivable aggregating $1,600,000 that are impaired. During 1997, the Company reduced its reserve against these notes by $1,100,000 and charged the reserve $600,000 resulting in a reserve balance at December 31, 1997, of $900,000. During 1997, the average outstanding balance of these notes receivable was $2,400,000 and no interest was recognized.
   The Company follows an income recognition policy on notes receivable that does not recognize interest income until cash payments are received. This policy was established for conservative reasons, recognizing the environment of the long-term care industry, and not because such notes are impaired. The difference between income recognition on a full accrual basis and cash basis, for notes that are not considered impaired, is not material. For impaired notes, interest income is recognized on a cost recovery basis only.

Inventories and supplies
Inventories and supplies include housekeeping and laundry supplies, as well as food service provisions which are valued at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis. Linen supplies are included in inventory and are amortized over a 24 month period.

Property and equipment
Property and equipment are stated at cost. Additions, renewals and improvements are capitalized, while maintenance and repair costs are expended. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in income. Depreciation is provided by the straight-line method over the following estimated useful lives: laundry and linen equipment installations -- 3 to 7 years; housekeeping equipment and office equipment -- 3 to 7 years; autos and trucks -- 3 Years.

Revenue recognition
Revenues from service agreements are recognized as services are performed. The Company (as a distributor of laundry equipment since 1981) occasionally makes sales of laundry installations to certain clients. The sales in most cases represent the construction and installation of a turn-key operation and are for payment terms ranging from 36 to 60 months. The Company's accounting policy for these sales is to recognize the gross profit over the life of the original payment terms associated with the financing of the transactions by the Company. During 1999, 1998 and 1997, laundry installation sales were not material.

Income taxes
Deferred income taxes result from temporary differences between tax and financial statement recognition of revenue and expense. These temporary differences arise primarily from differing methods used for financial and tax purposes to calculate insurance expense, certain receivable reserves, other provisions which are not currently deductible for tax purposes, and revenue recognized on laundry installation sales.
   Income taxes paid were approximately $4,169,000, $5,120,000 and $5,481,000 during 1999, 1998 and 1997, respectively.

Earnings per common share
Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive potential common shares, such as stock options. Earnings per common share has been adjusted to reflect the 1998 3-for-2 stock split described in Note 3.

Costs in excess of fair value of net assets
Costs in excess of the fair value of net assets of businesses acquired are amortized on a straight-line basis over periods not exceeding forty years. All of the carrying value at December 31, 1999 resulted from a 1985 acquisition which is being amortized over a thirty-one year period. Amortization charged to earnings was $107,624 per year for the years 1999, 1998 and 1997, respectively.
   On an ongoing basis, management reviews the valuation and amortization of costs in excess of fair value of net assets acquired. As part of this review, the Company estimates the value and future benefits of the expected cash flows generated by the related service agreements to determine that no impairment has occurred.

Other noncurrent assets
Other noncurrent assets consist of:
                                                  1999              1998
                                              -----------       -----------
Long-term notes receivable                    $10,296,602       $ 9,748,210
Other                                             498,502           477,229
                                              -----------       -----------
                                              $10,795,104       $10,225,439
                                              ===========       ===========

Long-term notes receivable primarily represent trade receivables that were converted to notes to enhance collection efforts. The 1998 amount shown is net of allowance for doubtful accounts of $2,777,580. There is no allowance for doubtful accounts applicable to the 1999 amount.

Reclassification
Certain reclassifications to 1998 reported amounts have been made in the financial statements to conform to 1999 presentation.

Concentrations of Credit Risk
Statement of Financial Accounting Standards No. 105 (SFAS No. 105) requires the disclosure of significant concentrations of credit risk, regardless of the degree of such risk. Financial instruments, as defined by SFAS No. 105, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts and notes receivable. At December 31, 1999 and 1998, substantially all of the Company's cash and cash equivalents were invested with one financial institution. The Company's clients are concentrated in the health care industry, primarily providers of long-term care. Legislation enacted in August 1997 changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998, of a Medicare Prospective Payment System ("PPS") for skilled nursing facilities which significantly changed the manner and the amounts of reimbursement they receive. The Company's clients have been adversely effected by PPS, as well as other trends in the long-term care industry resulting in certain of the Company's client recently filing voluntary bankruptcy and others may follow. This, in addition to delays in payments from clients has resulted in and could result in additional bad debts in the near future. The clients are comprised of many companies with a wide geographical dispersion within the United States. At December 31, 1999, no single client or nursing home chain accounted for more than 10% of total revenue.

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

Note 2--Lease Commitments
The Company leases office facilities, equipment and autos under operating leases expiring on various dates through 2005 and certain office leases contain renewal options (see Note 5). The following is a schedule, by calendar years, of future minimum lease payments under operating leases having remaining terms in excess of one year as of December 31, 1999:

                                                        Operating
Year                                                      Leases
                                                       ----------
2000 ..............................................      $713,523
2001 ..............................................       482,250
2002 ..............................................       399,028
2003 ..............................................       362,489
2004 and thereafter ...............................       367,811
                                                       ----------
Total minimum lease payments ......................    $2,325,101
                                                       ==========

Total expense for all operating leases was $635,951, $861,245 and $813,719 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

   As of December 31, 1999, 966,295 shares of common stock were reserved under the incentive stock option plans, including 6,877 shares which were available for future grant. The Stock Option Committee is responsible for determining the individuals who will be granted options, the number of options each individual will receive, the option price per share, and the exercise period of each option. The incentive stock option price will not be less than the fair market value of the common stock on the date the option is granted. No option will have a term in excess of ten years and are exercisable commencing six months from the option date. As to any stockholder who owns 10% or more of the common stock, the option price per share will be no less than 110% of the fair market value of the common stock on the date the options are granted and such options shall not have a term in excess of five years.
   As of December 31, 1999, options outstanding, under the Incentive Stock Option Plans, for 634,068 shares were exercisable at prices ranging from $5.67 to $9.90, and the weighted average remaining contractual life was 5.2 years. The weighted average fair value of incentive options granted during 1999, 1998 and 1997 was $3.02, $3.74 and $1.17, respectively.

A summary of incentive stock option activity is as follows:

                                                             Incentive Stock Options
                                     ---------------------------------------------------------------------
                                             1999                    1998                     1997
                                     --------------------     --------------------     -------------------
                                     Average      Number      Average      Number      Average     Number
                                      Price     of Shares      Price     of Shares      Price    of Shares
                                     ------     ---------     -------    ---------     -------   ---------
Beginning of period                   $7.63      795,355       $7.11      914,076       $6.78     928,818
Granted                                6.86      325,350        8.43      169,169        7.72     197,696
Cancelled                              7.25     (117,887)       5.70      (17,326)       6.68     (23,738)
Exercised                              7.24      (43,400)       6.48     (270,564)       6.20    (188,700)
                                      -----      -------       -----      -------       -----     -------
End of period                         $7.43      959,418       $7.63      795,355       $7.11     914,076
                                      =====      =======       =====      =======       =====     =======
Exercisable at end of period          $7.72      634,068       $7.42      626,186       $6.94     716,380
                                      =====      =======       =====      =======       =====     =======

   The Company has granted non-qualified stock options primarily to employees and directors under either the Company's 1995 Incentive and Non-Qualified Stock Option Plan for key employees and the Company's 1996 Non-Employee Director's Stock Option Plan. Amendments to the 1995 Plan, as well as the 1996 Plan were adopted on March 6, 1996 and approved by shareholders on June 4, 1996. Pursuant to the terms of the 1996 Non-Employee Director's Stock Option Plan, each eligible non-employee director receives an automatic grant based on a prescribed formula on the fixed annual grant date. The non-qualified options were granted at option prices which were not less than the fair market value of the common stock on the date the options were granted. The options are exercisable over a five to ten year period, commencing six months from the option date.
   As of December 31, 1999, non-qualified options outstanding, under the above mentioned plans, for 403,381 shares were exercisable at prices ranging from $5.67 to $9.21, and the weighted average remaining contractual life was 4.1 years. The weighted average fair value of non-qualified options granted during 1999, 1998 and 1997 was $4.03, $5.53 and $4.97, respectively.

A summary of non-qualified stock option activity is as follows:

                                                                Non Qualified Stock Options
                                        -----------------------------------------------------------------------------
                                                1999                         1998                        1997
                                        ----------------------      ----------------------      ---------------------
                                         Average       Number        Average       Number        Average      Number
                                          Price      of Shares        Price      of Shares        Price     of Shares
                                          -----      ---------        -----      ---------        -----     ---------
Beginning of period                       $7.13       478,696         $6.84       495,525         $6.47      581,391
Granted                                    6.75        24,950          8.60        52,156          7.89       89,484
Cancelled                                  7.78       (67,815)            -             -             -            -
Exercised                                  7.58        (7,500)         6.19       (68,985)         6.13     (175,350)
                                          -----       -------         -----       -------         -----      -------
End of period                             $7.00       428,331         $7.13       478,696         $6.84      495,525
                                          =====       =======         =====       =======         =====      =======
Exercisable at end of period              $7.01       403,381         $6.95       426,540         $6.61      406,041
                                          =====       =======         =====       =======         =====      =======

The Company applies APB Opinion 25 in measuring stock compensation. Accordingly, no compensation cost has been recorded for options granted to employees or directors in the years ended December 31, 1999, 1998 and 1997. The fair value of each option granted has been estimated on the grant date using the Black-Scholes Option Valuation Model. The following assumptions were made in estimating fair value:

                                      1999                    1998                     1997
                               ---------------          ---------------          ---------------
Risk-Free Interest-Rate        6.44% and 6.68%          4.53% and 4.94%          5.69% and 6.54%
Expected Life                   5 and 10 years           5 and 10 years           1 and 10 years
Expected Volatility            34.0% and 36.0%          42.0% and 49.3%          32.0% and 49.5%

Had compensation cost been determined under fasb Statement No. 123, net income and earnings per share would have been reduced as follows:

                                                       (in thousands except per share data)
                                                               Year Ended December 31,
                                                       ------------------------------------
                                                          1999          1998         1997
                                                       ----------      ------      --------
Net Income
   As reported                                           $5,536        $8,869       $5,894
   Pro forma                                             $4,763        $8,682       $5,174
Basic Earnings Per Common Share
   As reported                                           $  .50        $  .79       $  .52
   Pro forma                                             $  .43        $  .78       $  .46
Diluted Earnings Per Common Share
   As reported                                           $  .49        $  .77       $  .51
   Pro forma                                             $  .42        $  .75       $  .45

Note 4--Income Taxes

The provision for income taxes consists of:

                                                Year Ended December 31,
                                      ------------------------------------------
                                         1999            1998            1997
                                      ----------      ----------      ----------
Current:
   Federal                            $2,449,700      $4,789,900      $3,361,900
   State                                 687,800       1,552,900       1,180,100
                                      ----------      ----------      ----------
                                       3,137,500       6,342,800       4,542,000
                                      ----------      ----------      ----------
Deferred:
   Federal                                   500        (631,700)        194,500
   State                                  49,000        (189,100)         63,500
                                      ----------      ----------      ----------
                                          49,500        (820,800)        258,000
                                      ----------      ----------      ----------
Tax Provision                         $3,187,000      $5,522,000      $4,800,000
                                      ==========      ==========      ==========

Under FAS 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's federal and state deferred tax assets and liabilities are as follows:

                                                         Year Ended December 31,
                                                       -------------------------
                                                          1999           1998
                                                       ----------    -----------
Net current deferred assets:
Allowance for doubtful accounts .....................  $2,903,922    $1,431,335
Accrued insurance claims- current ...................     315,188       244,037
Expensing of housekeeping supplies ..................  (1,449,280)   (1,351,318)
Other ...............................................       7,706             -
                                                       ----------    ----------
                                                       $1,777,536    $  324,054
                                                       ==========    ==========
Net noncurrent deferred tax assets:
Deferred profit on laundry installation sales .......    $ 76,803     $ 188,063
Non-deductible reserves .............................      95,600     1,722,076
Depreciation of property and equipment ..............    (742,268)     (715,594)
Accrued insurance claims- noncurrent ................   1,185,707       918,043
Other ...............................................      12,711        18,947
                                                       ----------    ----------
                                                         $628,553    $2,131,535
                                                       ==========    ==========

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes is as follows:

                                               Year Ended December 31,
                                     ------------------------------------------
                                        1999            1998            1997
                                     ----------      ----------      ----------
Tax expense computed at
   statutory rate                    $2,965,800      $4,892,900      $3,636,100
Increases (decreases) resulting
   from:
   State income taxes, net of
     federal tax benefit                486,300         900,100         820,700
   Settlement of prior years'
     income tax examination            (328,100)              -               -
   Tax exempt interest                  (91,900)           (400)       (268,800)
   Nondeductible reserves                                               416,500
   Amortization of costs in
     excess of fair value of
     net assets acquired                 36,600          36,600          37,100
   Other, net                           118,300        (307,200)        158,400
                                     ----------      ----------      ----------
                                     $3,187,000      $5,522,000      $4,800,000
                                     ==========      ==========      ==========

In June, 1999, the Internal Revenue Service concluded its examination of the tax years ended December 31, 1997 and 1996. As a result, previously established reserves are no longer required. The effective rate for 1999 was reduced to reflect the reversal of these reserves.

Note 5--Related Party Transactions
The Company, through September, 1999, leased its corporate offices from a partnership in which the chief executive officer of the Company is a general partner. The rental payments made during the years ended December 31, 1999, was $66,463 and $88,617 per year in 1998 and 1997. The Company made no leasehold improvements in 1999, 1998 or 1997.
   A director of the Company has an ownership interest in several client facilities which have entered into service agreements with the Company. During the years ended December 31, 1999, 1998 and 1997 the agreements with the client facilities which the director has an ownership interest resulted in Company revenues of approximately $3,032,296, $2,931,000 and $2,957,000, respectively.

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

The Company earned revenue in the following service business categories:

                                              Year Ended December 31,
                                ------------------------------------------------
                                     1999              1998              1997
                                ------------      ------------      ------------
Housekeeping services           $150,344,000      $134,727,000      $127,255,000
Laundry & linen services          67,014,000        53,066,000        43,372,000
Food services                     12,114,000        13,374,000         8,085,000
Maintenance services &
   other                           2,960,000         3,702,000         2,647,000
                                ------------      ------------      ------------
                                $232,432,000      $204,869,000      $181,359,000
                                ============      ============      ============

Note 7--Earnings Per Common Share
A reconciliation of the numerator and denominators of basic and diluted earnings per common share is as follows:

                                               Year Ended December 31, 1999
                                        ----------------------------------------
                                           Income         Shares       Per-share
                                        (Numerator)   (Denominator)      Amount
                                        -----------   -------------    ---------
Net Income                              $5,536,061
Basic earnings per
   common share                          5,536,061      11,052,728      $    .50
Effect of dilutive
   securities:
   Options                                                 232,864
                                        ----------      ----------      --------
Diluted earnings per
   common share                         $5,536,061      11,285,592      $    .49
                                        ==========      ==========      ========


                                               Year Ended December 31, 1999
                                        ----------------------------------------
                                           Income         Shares       Per-share
                                        (Numerator)   (Denominator)      Amount
                                        -----------   -------------    ---------
Net Income                              $8,868,853
Basic earnings per
   common share                          8,868,853      11,187,615      $    .79
Effect of dilutive
   securities:
   Options                                                324,582
                                        ----------     -----------      --------
Diluted earnings per
   common share                         $8,868,853      11,512,197      $    .77
                                        ==========      ==========      ========


                                               Year Ended December 31, 1999
                                        ----------------------------------------
                                           Income         Shares       Per-share
                                        (Numerator)   (Denominator)      Amount
                                        -----------   -------------    ---------
Net Income                              $5,894,334
Basic earnings per
   common share                          5,894,334      11,353,602      $    .52
Effect of dilutive
   securities:
   Options                                                 224,538
                                        ----------     -----------      --------
Diluted earnings per
   common share                         $5,894,334      11,578,140      $    .51
                                        ==========      ==========      ========

   Options to purchase 151,284; 27,215 and 321,450 shares of common stock at an average exercise price of $9.38, $9.78 and $8.39 for the years ended December 31, 1999, 1998 and 1997, respectively were outstanding during such years but not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market value of the common shares.

Note 8--Other Contingencies
The Company has a $18,000,000 bank line of credit, increased from $13,000,000 at December 31, 1998, under which it may draw to meet short-term liquidity requirements or for other purposes, that expires on September 30, 2000. Amounts drawn under the line are payable upon demand. At both December 31, 1999 and 1998, there were no borrowings under the line. However, at such dates, the Company had outstanding approximately $13,000,000 of irrevocable standby letters of credit, which relates to payment obligations under the Company's insurance program. As a result of letters of credit issued, the amount available under the line was reduced by approximately $13,000,000 at December 31, 1999 and fully utilized at December 31, 1998.
   The Company is also involved in miscellaneous claims and litigation arising in the ordinary course of business. The Company believes that these matters, taken individually or in the aggregate, would not have a material adverse impact on the Company's financial position or results of operations.

   Legislation enacted in August 1997 changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998, of a Medicare Prospective Payment System ("PPS") for skilled nursing facilities which significantly changed the manner and the amounts of reimbursement they receive. The Company's clients have been adversely effected by PPS, as well as other trends in the long-term care industry resulting in certain of the Company's clients recently filing bankruptcy and others may follow. This, in addition to delays in payments from clients has resulted in and could result in additional bad debts in the near future.

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

Note 10--Accrued Insurance Claims
For years 1997 through 1999, the Company has a Paid Loss Retrospective Insurance Plan for general liability and workers' compensation insurance. Under these plans, pre-determined loss limits are arranged with an insurance company to limit both the Company's per occurrence cash outlay and annual insurance plan cost.
   For workers' compensation, the Company records a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of the Company's historical data and actuarial analysis done by an independent company. The accrued insurance claims were reduced by approximately $2,763,000, $2,200,000 and $2,353,000 at December 31, 1999, 1998 and 1997, respectively in order to record the estimated present value at the end of each year using an 8% interest factor. For general liability insurance, the Company records a reserve for the estimated ultimate amounts to be paid for known claims.

Note 11--Employee Benefit Plans

Employee Stock Purchase Plan
Effective January 1, 2000, the Company, subject to shareholder approval, initiated an Employee Stock Purchase Plan for all eligible employees. All full-time and certain part-time employees who have completed two years of continuous service with the Company are eligible to participate. The plan is to be implemented by four annual offerings with the first annual Offering Commencement Date being January 1, 2000 with a December 31, 2000 termination. The remaining three annual offerings likewise commence and terminate on the respective year's first and last calendar day. Under the plan, the Company is authorized to issue up to 800,000 shares of its common stock to its employees. Furthermore, under the terms of the plan, eligible employees can choose each year to have up to $25,000 of their annual earnings withheld to purchase the Company's Common Stock. The purchase price of the stock is 85% of the lower of its beginning or end of the plan year market price. No shares of the company's common stock were held in the plan at December 31, 1999.

Retirement Savings Plan
On October 1, 1999, the Company established a retirement savings plan for non-highly compensated employees under Section 401(k) of the Internal Revenue Code. This savings plan allows eligible employees to contribute up to fifteen percent (15%) of their compensation on a pre-tax basis. There is no match by the Company.

Deferred Compensation Plan
Effective January 1, 2000, the Company initiated, subject to shareholder approval, a Supplemental Executive Retirement Plan for certain key executives and employees. The Plan is not qualified under section 401 of the Internal Revenue Code. Under the plan, participants may defer up to fifteen percent (15%) of their income on a pre-tax basis. As of the last day of each Plan year, each participant will receive a twenty-five percent (25%) match of their deferral in the Company's common stock based on the then current market value. Plan participants fully vest in the Company's match three years from the last day of the initial year of participation. Shares of Company stock are to be issued to the participant upon eligible retirement or employment termination subject to the vesting rules. The income deferred and the Company match are unsecured and subject to the claims of general creditors of the Company. No shares were reserved for future allocation under the Plan at December 31, 1999.

Note 12--1999 Fourth Quarter Adjustments - Unaudited
During the fourth quarter of 1999, the Company increased its allowance for doubtful accounts by approximately $5,000,000 as a result of financial difficulties incurred by its client base arising from changes in Medicare payments enacted under the "Prospective Pay System", and other industry trends, including recent bankruptcy petitions filed by some national clients. The Company assesses the adequacy of its allowance on a quarterly basis by analyzing its receivables on a client-by-client basis, with particular emphasis on those in bankruptcy, slow payers experiencing financial difficulty and terminated accounts.
   During the fourth quarter of 1999, the Company increased its accrued workers' compensation insurance claims liability by approximately $1,200,000 as a result of an approximately 30% increase in the number of claims incurred during the quarter, as compared to previous 1999 quarters, as well as an approximately 20% increase in the amount paid per claim incurred.

Report Of Independent Certified Public Accountants

The Stockholders and Board of Directors
Healthcare Services Group, Inc.

We have audited the accompanying consolidated balance sheets of Healthcare Services Group, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Healthcare Services Group, Inc. at December 31, 1999 and 1998 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ Grant Thornton LLP

Edison, New Jersey
February 18, 2000

Market Makers

As of the end of 1999, the following firms were making a market in the shares of Healthcare Services Group, Inc.:

Salomon Smith Barney Inc.
Herzog, Heine, Geduld, Inc.
Wedbush Morgan Securities, Inc.
Spear, Leeds & Kellogg
C. L. King & Associates
Knight Securities L.P.

About Your Shares

Healthcare Services Group, Inc.'s common stock is traded on the NASDAQ National Market System of the over-the-counter market. On December 31, 1999 there were 11,064,107 of the Company's common shares issued and outstanding. As of March 8, 2000 there were approximately 290 holders of record of the common stock, including holders whose stock was held in nominee name by brokers or other nominees. It is estimated that there are approximately 2,600 beneficial holders.

Price quotations during the two years ended December 31, 1999, ranged as follows:

                                                           1999 High    1999 Low
                                                           ---------    --------
1st Qtr. ................................................   11 1/2        9 1/8
2nd Qtr. ................................................   10 5/8        8 3/4
3rd Qtr. ................................................    9 7/8        7 7/8
4th Qtr. ................................................    8 1/2        6 5/8


                                                           1998 High    1998 Low
                                                           ---------    --------
1st Qtr. ................................................    9 15/16      8 1/3
2nd Qtr. ................................................    9 9/16       9 1/3
3rd Qtr. ................................................   11 11/16      8 3/16
4th Qtr. ................................................    9 7/8        8 3/8

Transfer Agent
American Stock Transfer & Trust Co.
99 Wall St.
New York, NY 10005

Corporate Counsel
Olshan Grundman Frome
   Rosenzweig LLP
505 Park Ave.
New York, NY 10022

Stock Listing
Listed on the NASDAQ
National Market System Symbol - "HCSG"

Auditors
Grant Thornton LLP
399 Thornall Street
Edison, NJ 08837

Corporate Offices
Healthcare Services Group, Inc.
3220 Tillman Drive, Suite 300
Bensalem, PA 19020
215-639-4274

Annual Stockholders' Meeting
Date - May 30, 2000
Time - 10:00 A.M.
Place - The Radisson Hotel of Bucks County
        2400 Old Lincoln Highway
        Trevose, PA 19047

Officers and Corporate Management

Daniel P. McCartney
Chief Executive Officer

Thomas A. Cook
President & Chief Operating Officer

Alan L. Crowell
Vice President - Food Service Division

James L. DiStefano
Chief Financial Officer and Treasurer

Michael Harder
Vice President - Credit Administration

Richard W. Hudson
Vice President - Finance and Secretary

John D. Kelly
Western Divisional Vice President

Nicholas R. Marino
Human Resources Director

Michael E. McBryan
Mid-Atlantic Divisional Vice President - Sales

Bryan D. McCartney
Mid-Atlantic Divisional Vice President

Joseph F. McCartney
Northeastern Divisional Vice President

James P. O'Toole
Mid-Atlantic Regional Vice President

Brian M. Waters
Vice President - Operations

Michael L. Wyse
Western Divisional Vice President - Sales

Directors

Daniel P. McCartney
Chairman & Chief Executive Officer

Thomas A. Cook
President & Chief Operating Officer

Joseph F. McCartney
Northeastern Divisional Vice President

Barton D. Weisman
President & CEO-H.B.A. Corp.

W. Thacher Longstreth
Vice Chairman - Packard Press

Robert L. Frome, Esq.
Senior Partner - Olshan Grundman Frome Rosenzweig LLP

Robert J. Moss, Esq.
President - Moss Associates

John M. Briggs, CPA
Partner - Briggs, Bunting & Dougherty LLP

Availability of Form 10-K
A copy of Healthcare Services Group, Inc.'s 1999 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, will be provided without charge to each shareholder making a written request to the Investor Relations Department of the Company at its Corporate Offices.

         The information called for herein is incorporated by reference to the Company's Annual Report to Shareholders for the year ended December 31, 1999, copies of which accompany this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         Not Applicable



                                    PART III



Item 10. Directors and Executive Officers of the Registrant

         The information regarding Directors and executive officers is incorporated herein by reference to the Company's definitive proxy statement to be mailed to its shareholders in connection with its 2000 Annual Shareholders' Meeting and to be filed within 120 days of the close of the year ended December 31, 1999.

         Directors holding approximately 12.6% of the outstanding voting stock of the Registrant have been deemed to be "affiliates" solely for the purpose of calculating the aggregate market value of the voting stock held by non-affiliates set forth on the cover page of this Report.

Item 11. Executive Compensation

         The Information regarding executive compensation is incorporated herein by reference to the Company's proxy statement to be mailed to shareholders in connection with its 2000 Annual Shareholders Meeting and to be filed within 120 days of the close of the fiscal year ended December 31, 1999.


Item 13. Certain Relationships and Related Transactions

         The information regarding certain relationship and related transactions is incorporated herein by reference to the Company's proxy statement mailed to shareholders in connection with its 2000 Annual Shareholders Meeting and to be filed within 120 days of the close of the fiscal year ended December 31, 1999.

                                     PART IV


Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)      1.       Financial Statements
                  The documents shown below are contained in the Company's
         Annual Report to Shareholders for 1999 and are incorporated herein by reference, copies of which accompany this Report.

         Report of Independent Certified Public Accountants.
         Balance Sheets as of December 31, 1999 and 1998.
         Statements of Income for the three years ended December 31, 1999, 1998 and 1997.
         Statements of Stockholders Equity for the three years ended December 31, 1999, 1998 and 1997.
         Statements of Cash Flows for the three years ended December 31, 1999, 1998 and 1997.
         Notes to Financial Statements.

         2.       Financial Statement Schedules
                  Included in Part IV of this report:

         Consent of Independent Certified Public Accountants.
         Report of Independent Certified Public Accountants.
         Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 1999, 1998 and 1997.
         Financial Data Schedule.

         All other schedules are omitted since they are not required, not applicable or the information has been included in the Financial Statements or notes thereto.

         3.       Exhibits
                  The following Exhibits are filed as part of this Report (references are to Reg. S-K Exhibit Numbers):


Exhibit
Number                                   Title
-------                                  -----
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

4.1      Specimen Certificate of the Common Stock, $.01 par value, of the Registrant is incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement on
         Form S-18 (Commission File No. 2-87625-W).

4.2      Employee Stock Purchase Plan of the Registrant is incorporated by reference to Exhibit 4(a)
         of Registrant's Registration Statement on Form S-8 (Commission File No. 333-92835)

4.3      Deferred Compensation Plan is incorporated by reference to Exhibit 4(b) of Registrant's
         Registration Statement on Form S-8 (Commission File No. 333-92835)

10.1     Incentive Stock Option Plan adopted on August 31, 1983, amended and readopted on April 30, 1991 is incorporated by reference to Exhibit 10.1 of Registrant's
         Registration Statement on Form S-18 (Commission File No. 2-87625-W), as well as by reference to the Company's definitive proxy statement dated April 30, 1991.

10.2     1995 Incentive and Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 4(d) of the Form S-8 filed by the Registrant, Commission
         File No. 33-58765).

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

Dated:  March 14, 2000              HEALTHCARE SERVICES GROUP, INC.
                                              (Registrant)

                       By:     /s/ Daniel P. McCartney
                               -----------------------
                               Daniel P. McCartney
                               Chief Executive Officer and Chairman of the Board

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated:

      Signature                        Title                               Date
      ---------                        -----                               ----
/s/ Daniel P. McCartney    Chief Executive Officer and                 March 14, 2000
-----------------------    Chairman
Daniel P. McCartney

/s/ Joseph F. McCartney    Director and Vice President                 March 14, 2000
-----------------------
Joseph F. McCartney

/s/ W.Thacher Longstreth   Director                                    March 14, 2000
------------------------
W. Thacher Longstreth

/s/ Barton D. Weisman      Director                                    March 14, 2000
---------------------
Barton D. Weisman

/s/ Robert L. Frome        Director                                    March 14, 2000
-------------------
Robert L. Frome

/s/ Thomas A. Cook         Director, President and                     March 14, 2000
------------------         Chief Operating Officer
Thomas A. Cook

/s/ John M. Briggs         Director                                    March 14, 2000
------------------
John M. Briggs

/s/ Robert J. Moss         Director                                    March 14, 2000
------------------
Robert J. Moss

/s/ James L. DiStefano     Chief Financial Officer and                 March 14, 2000
----------------------     Treasurer
James L. DiStefano

/s/ Richard W. Hudson      Vice President-Finance,                     March 14, 2000
---------------------      Secretary and Chief
Richard W. Hudson          Accounting Officer



CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We have issued our reports dated February 18, 2000, accompanying the consolidated financial statements and schedule included in the Annual Report of Healthcare Services Group, Inc. on Form 10-K for the year ended December 31, 1999. We hereby consent to the incorporation by reference of said reports in the Post-Effective Amendment No. 1 to the Registration Statements (Forms S-8 No. 2-95092 and No. 2-99215), and in the Registration Statement (Form S-8 No. 33-58765) pertaining to the Incentive Stock Option Plan and the Non-Qualified Stock Option Plans of Healthcare Services Group, Inc. and in the Registration Statement (Form S-8 No. 333-92835) pertaining to the Employee Stock Purchase Plan and Deferred Compensation Plan of Healthcare Services Group, Inc.

GRANT THORNTON LLP

Edison, New Jersey
February 18, 2000

                     REPORT OF INDEPENDENT CERTIFIED PUBLIC
                            ACCOUNTANTS ON SCHEDULE

Board of Directors and Stockholders
 Healthcare Services Group, Inc.

In connection with our audits of the consolidated financial statements of Healthcare Services Group, Inc., referred to in our report dated February 18, 2000, which is included in the Annual Report to shareholders and is incorporated by reference in Form 10-K, we have also audited Schedule II for each of the three years in the period ended December 31, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


Grant Thornton LLP
-----------------------
Edison, New Jersey
February 18, 2000

                        Healthcare Services Group, Inc.
                Schedule II -- Valuation and Qualifying Accounts
                 Years Ended December 31, 1999, 1998, and 1997

                                       Balance-         Charged to       Charged to
                                      Beginning of      Costs and          Other          Deductions     Balance-End
Description                             Period          Expenses         Accounts(A)          (B)         of Period
-----------                             ------          --------         -----------      ----------     -----------
1999
Allowance for Doubtful
  Accounts                            $3,449,000        $7,250,314                         $3,421,314     $7,278,000
                                      ==========        ==========       ==========        ==========     ==========
Allowance for Doubtful
  Accounts--Long-term Notes           $2,777,580        $  816,214                         $3,593,794         -0-
                                      ==========        ==========       ==========        ==========     ==========
1998
Allowance for Doubtful
  Accounts                            $3,663,000        $2,339,515                         $2,553,515     $3,449,000
                                      ==========        ==========       ==========        ==========     ==========
Allowance for Doubtful
  Accounts--Long-term Notes           $  336,500                         $2,441,080                       $2,777,580
                                      ==========        ==========       ==========        ==========     ==========
1997
Allowance for Doubtful
  Accounts                            $3,812,000        $  899,551                         $1,048,551     $3,663,000
                                      ==========        ==========       ==========        ==========     ==========
Allowance for Doubtful
  Accounts--Long-term Notes           $  350,000                                           $   13,500     $  336,500
                                      ==========        ==========       ==========        ==========     ==========

(A) Represents reclassifications from allowance for doubtful accounts and other accounts.
(B) Represents write-offs and reclassifications to allowance for doubtful accounts--long term notes.