Form 10-Q
period 2000-03-31
HEALTHCARE SERVICES GROUP INC
filed 2000-05-04
CIK 731012

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2000                 Commission File Number  0-12015

                         HEALTHCARE SERVICES GROUP, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                      23-2018365
-------------------------------                    ----------------------------
(State or other jurisdiction of                    (IRS Employer Identification
 incorporation or organization)                                number)

           3220 Tillman Drive-Suite 300, Bensalem, Pennsylvania 19020
           ----------------------------------------------------------
               (Address of principal executive office) (Zip code)

Registrant's  telephone number, including area code: 215-639-4274
                                                     ------------
           Indicate mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days.

                      YES          __X__              NO ____

Number of shares of common stock, issued and outstanding as of May 1, 2000 is 10,941,557

                                Total of 13 Pages

                                      INDEX


PART I.                      FINANCIAL INFORMATION                      PAGE NO.
                             ---------------------                      --------

                    Consolidated Balance Sheets as of                       2
                    March 31, 2000 and  December 31, 1999

                    Consolidated Statements of Income for the               3
                    Three Months Ended March 31, 2000 and 1999

                    Consolidated Statements of Cash Flows for               4
                    the Three Months ended March 31, 2000 and 1999

                    Notes To Consolidated Financial Statements            5 - 6

                    Management's  Discussion and Analysis of             7 - 10
                    Financial Condition and Results Of Operations


Part II.                       Other Information                           11
                               -----------------

                               Signatures                                  12

                        HEALTHCARE SERVICES GROUP, INC.
                          Consolidated Balance Sheets


                                                                    March 31,         December 31,
                                                                      2000                1999
                                                                   -----------        ------------
                                                                   (Unaudited)         (Audited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                       $13,537,802         $17,198,687
   Accounts and notes receivable, less allowance
    for doubtful accounts of $7,318,000 in 2000 and
    $7,278,000 in 1999                                              51,006,230          48,612,738
   Prepaid income taxes                                                 48,616             843,889
   Inventories and supplies                                          8,813,603           8,580,181
   Deferred income taxes                                             1,700,646           1,777,536
   Prepaid expenses and other                                        2,194,518           1,869,091
                                                                   -----------         -----------
      Total current assets                                          77,301,415          78,882,122

PROPERTY AND EQUIPMENT:
   Laundry and linen equipment installations                         7,772,985           7,824,038
   Housekeeping and office equipment                                 9,330,970           9,012,178
   Autos and trucks                                                     51,110              51,110
                                                                   -----------         -----------
                                                                    17,155,065          16,887,326
   Less accumulated depreciation                                    11,389,077          10,990,792
                                                                   -----------         -----------
                                                                     5,765,988           5,896,534
COST IN EXCESS OF FAIR VALUE OF NET
 ASSETS ACQUIRED less accumulated
 amortization of $1,554,813 in 2000 and
 $1,527,908 in 1999                                                  1,800,663           1,827,569
DEFERRED INCOME TAXES                                                  594,243             628,553
OTHER NONCURRENT ASSETS                                             11,767,275          10,795,104
                                                                   -----------         -----------
                                                                   $97,229,584         $98,029,882
                                                                   ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                $ 3,230,603         $ 2,472,021
   Accrued payroll, accrued and withheld payroll taxes               3,282,532           5,417,367
   Other accrued expenses                                              107,831             417,966
   Accrued insurance claims                                            772,461             789,945
                                                                   -----------         -----------
      Total current liabilities                                      7,393,427           9,097,299

ACCRUED INSURANCE CLAIMS                                             2,905,924           2,971,697
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value: 15,000,000
   shares authorized, 11,066,557 shares issued
   in 2000 and 11,064,107 in 1999                                      110,666             110,741
   Additional paid in capital                                       25,316,393          25,297,284
   Retained earnings                                                62,053,799          60,552,961
   Less: Common stock in treasury, at cost, 85,000
         shares in 2000                                               (550,625)
                                                                   -----------         -----------
      Total stockholders' equity                                    86,930,233          85,960,886
                                                                   -----------         -----------
                                                                   $97,229,584         $98,029,882
                                                                   ===========         ===========

   See accompanying notes.

                         HEALTHCARE SERVICES GROUP, INC.
                         Consolidated Income Statements
                                  (Unaudited)


                                         For the Three Months Ended March 31,
                                         ------------------------------------
                                               2000                 1999
                                           -----------          -----------
Revenues                                   $60,127,632          $55,622,204
Operating costs and expenses:
 Costs of services provided                 53,224,983           47,403,301
 Selling, general and administrative         4,654,801            4,300,820
Other Income:
 Interest Income                               212,991              197,924
                                           -----------          -----------
Income before income taxes                   2,460,839            4,116,007
Income taxes                                   960,000            1,687,000
                                           -----------          -----------
Net Income                                 $ 1,500,839          $ 2,429,007
                                           ===========          ===========
Basic earnings per common share            $      0.14          $      0.22
                                           ===========          ===========
Diluted earnings per common share          $      0.14          $      0.21
                                           ===========          ===========
Basic weighted average number
 of common shares outstanding               11,033,140           11,048,746
                                           ===========          ===========
Diluted weighted average number
 of common shares outstanding               11,107,838           11,380,004
                                           ===========          ===========

See accompanying notes

                        HEALTHCARE SERVICES GROUP, INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                               For the Three Months Ended March 31,
                                                               ------------------------------------
                                                                     2000                 1999
                                                                 -----------          -----------
Cash flows from operating activities:                            $ 1,500,839          $ 2,429,007
 Net Income
 Adjustments to reconcile net income
   to net cash provided by (used in) Operating activities:
   Depreciation and amortization                                     543,475              481,919
   Bad debt provision                                                750,000              750,000
   Deferred income taxes (benefits)                                  111,626             (264,839)
   Tax benefit of stock option transactions                              832               29,938
 Changes in operating assets and liabilities:
   Accounts and notes receivable                                  (3,143,456)          (2,160,626)
   Prepaid income taxes                                              794,847
   Inventories and supplies                                         (233,422)            (276,375)
   Long term notes receivable                                     (1,124,505)            (515,665)
   Accounts payable and other accrued expenses                       448,447           (3,046,297)
   Accrued payroll, accrued and withheld payroll taxes            (2,134,835)           2,477,742
   Accrued insurance claims                                          (83,257)             768,145
   Income taxes payable                                                    0            1,499,393
   Prepaid expenses and other assets                                (173,129)            (152,421)
                                                                 -----------          -----------
     Net cash provided by (used in) operating activities          (2,742,538)           2,019,921
                                                                 -----------          -----------
Cash flows from investing activities:
 Disposals of fixed assets                                            52,233                  150
 Additions to property and equipment                                (438,258)            (552,179)
                                                                 -----------          -----------
     Net cash used in investing activities                          (386,025)            (552,029)
                                                                 -----------          -----------
Cash flows from financing activities:
 Purchase of treasury stock                                         (550,625)
 Proceeds from the exercise of stock options                          18,303              164,977
                                                                 -----------          -----------
     Net cash provided by (used in) financing activities            (532,322)             164,977
                                                                 -----------          -----------
Net increase (decrease) in cash and cash equivalents              (3,660,885)           1,632,869
Cash and cash equivalents at beginning of the year                17,198,687           17,201,408
                                                                 -----------          -----------
Cash and cash equivalents at end of the period                   $13,537,802          $18,834,277
                                                                 ===========          ===========

See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 - Basis of Reporting

         The accompanying financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company, all adjustments considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 1999 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 1999. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three month period ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 - Other Contingencies

         The Company has an $18,000,000 bank line of credit under which it may draw to meet short-term liquidity requirements or for other purposes, that expires on September 30, 2000. Amounts drawn under the line are payable upon demand. At both March 31, 2000 and December 31, 1999, there were no borrowings under the line. However, at such dates, the Company had outstanding approximately $13,000,000 of irrevocable standby letters of credit, which relates to payment obligations under the Company's insurance program. As a result of the letters of credit issued, the amount available under the line was reduced by approximately $13,000,000 at both March 31, 2000 and December 31, 1999.

         The Company is also involved in miscellaneous claims and litigation arising in the ordinary course of business. The Company believes that these matters, taken individually or in the aggregate, would not have a material adverse impact on the Company's financial position or results of operations.

         Federal legislation enacted in August 1997 changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998, of a Medicare Prospective Payment System ("PPS") for skilled nursing facilities which significantly changed the manner and the amounts of reimbursement they receive. The Company's clients have been adversely affected by PPS, as well as other trends in the long-term care industry resulting in certain of the Company's clients recently filing for bankruptcy protection and others may follow. This, in addition to delays in payments from clients have resulted in and could result in additional bad debts in the near future.

Note 3 - Segment Information

         The Company provides housekeeping, laundry, linen, facility maintenance and food services to the healthcare industry. The Company considers its business to consist of one reportable operating segment, based on the service business categories, provided to a client facility, sharing similar economic characteristics in the nature of the service provided, method of delivering service and client base. Although the Company does provide services in Canada, essentially all of its revenue and net income, approximately 99%, is earned in one geographic area, the United States.

         The Company earned revenue in the following service business categories:

                                 For the three month period ended March 31,
                                 ------------------------------------------
                                       2000                     1999
                                   -----------              -----------
Housekeeping services              $38,434,000              $36,129,000
Laundry & linen services            17,106,000               16,279,000
Food Services                        3,882,000                2,456,000
Maintenance services &
     Other                             706,000                  758,000
                                   -----------              -----------
                                   $60,128,000              $55,622,000
                                   ===========              ===========

Note 4 - Effect of Recently Issued Accounting Pronouncements

            Accounting for Derivative Instruments and Hedging Activities

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires all entities to recognize all derivative instruments on their balance sheet as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that my be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000.

         Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

PART I.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Revenues for the first quarter of 2000 increased by over 8% compared to revenues in the corresponding 1999 quarter. The increase is primarily a result of net new service agreements obtained from new clients.

         Cost of services provided as a percentage of revenues increased to 88.5% for the first quarter of 2000 from 85.2 % in the corresponding 1999 quarter. The primary factors affecting specific variations in the 2000 first quarter's cost of services provided as a percentage of revenue and their effects on the 3.3% increase are as follows: an increase of 1.7% in labor costs and payroll related taxes; an increase .7% in workers' compensation, general liability and other insurance; and an increase of .6% in health insurance and employee benefits,

         Selling, general and administrative expenses as a percentage of revenue remained constant in the first quarter of 2000 at 7.7% as compared to the corresponding 1999 three month period.

Liquidity and Capital Resources
         At March 31, 2000 the Company had working capital and cash of $69,907,988 and $13,537,802 respectively, compared to December 31, 1999 working capital and cash of $69,784,823 and $17,198,687.

         The net cash used by the Company's operating activities was $2,742,538 for the three month period ended March 31, 2000 as compared to net cash provided of $2,019,921 in the same 1999 period. The principle sources of net cash flows from operating activities for the three month periods ended March 31, 2000 and 1999 were net income, charges to operations for bad debt provisions and the timing of payments for income taxes. In addition, cash flows in the three month period ended March 31, 1999 benefited from a $2,477,742 increase in accrued payroll, accrued and withheld payroll taxes resulting from the timing of these payments. The operating activity that used the largest amount of cash during the three month period ended March 31, 2000 was a $4,267,961 net increase in accounts and notes receivable and long term notes receivable. The net increases in these amounts resulted primarily from the timing of collections from clients. Additionally, first quarter 2000 cash flows were negatively impacted by a $2,134,835 decrease in accrued payroll, accrued and withheld payroll taxes resulting from the timing of these payments. During the three month period ended March 31, 1999 the operating activity that used the largest amount of cash was a $3,046,297 decrease in accounts payable which resulted from the timing of payments to vendors. In addition operating activities' cash flows for the three month periods ended March 31, 1999 decreased by $2,676,291 as a result of net increases in accounts and notes receivable and long term notes receivable. The net increases in these amounts resulted primarily from the growth in the Company's revenues and timing of collections.

         The Company's principal use of cash in investing activities for the three month periods ended March 31, 2000 and 1999 was the purchase of property and equipment.

         The Company expends considerable effort to collect the amounts due for its services on the terms agreed upon with its clients. Many of the Company's clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Additionally, legislation enacted in August 1997 changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998 of a Medicare Prospective Payment System ("PPS") for skilled nursing facilities which significantly changed the manner and amount of reimbursements they receive. The Company's clients have been adversely affected by PPS, as well as other trends in the long-term care industry resulting in certain of the Company's clients recently filing for voluntary bankruptcy protection and others may follow. This, in addition to delays in payments from clients has resulted in and could result in additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, the Company converts the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan which therefore may enhance the ultimate collectibility of the amounts due. In some instances the Company obtains a security interest in certain of the debtors' assets. Additionally, the Company considers restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. The Company believes that the restructuring provides it with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

         The Company encounters difficulty in collecting amounts due from certain of its clients, including those in bankruptcy, those which have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company has recorded bad debt provisions of $750,000 in the three month periods ended March 31, 2000 and 1999, respectively. In making its evaluation, in addition to analyzing, and anticipating, where possible, the specific cases described above, management considers the general collection risk associated with trends in the long-term care industry.

         The Company has an $18,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow, that expires on September 30, 2000. Amounts drawn under the line are payable on demand. At March 31, 2000, there were no borrowings under the line. However, at such date, the Company had outstanding approximately $13,000,000 of irrevocable standby letters of credit, which relates to payment obligations under the Company's insurance program.

         At March 31, 2000, the Company had $13,537,802 of cash and cash equivalents, which it views as its principal measure of liquidity.

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

         In accordance with the Company's previously announced authorizations to purchase its outstanding common stock, the Company expended $550,625 to purchase 85,000 shares of its common stock during the first quarter of 2000 at an average price of $6.48 per common share. The Company remains authorized to purchase 363,950 shares pursuant to previous Board of Directors' action.

Effect of Recently Issued Accounting Pronouncements

Accounting for Derivative Instruments and Hedging Activities
         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires all entities to recognize all derivative instruments on their balance sheet as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000.

         Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.



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

         The Company has not encountered any processing complications, nor has the Company incurred any additional expense, in regards to the above noted applications' year 2000 functionality. Additionally, the Company has not experienced any year 2000 functionality problems with independent service providers or outside processing companies. Furthermore, there has been no notification to the Company by its clients that they have been affected by any year 2000 issues impacting their governmental funding.

Cautionary Statements Regarding Forward Looking Statements

         Certain matters discussed may include forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, risks arising from the Company providing its services exclusively to the healthcare industry, primarily providers of long-term care; credit and collection risks associated with this industry; the effects of changes in regulations governing the industry and risk factors described in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999 in Part I thereof under "Government Regulation of Clients", "Competition" and "Service Agreements/Collections". The Company's clients have been adversely affected by the change in Medicare payments under the recently enacted Prospective Payment System ("PPS"), as well as other trends in the long-term care industry resulting in certain of the Company's clients recently filing for voluntary bankruptcy protection and others may follow. This, in addition to delays in payments from clients has resulted in and could result in additional bad debts in the near future. Additionally, the Company's operating results would be adversely affected if unexpected increases in the costs of labor, materials, supplies and equipment used in performing its services could not be passed on to clients.

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

                                      HEALTHCARE SERVICES GROUP, INC.


May 4, 2000                           /s/ Daniel P. McCartney
--------------------                  ----------------------------------------
Date                                  DANIEL P. McCARTNEY, Chief
                                        Executive Officer



May 4, 2000                           /s/ Thomas A. Cook
--------------------                  ----------------------------------------
Date                                  THOMAS A. COOK, President and
                                        Chief Operating Officer



May 4, 2000                           /s/ James L. DiStefano
--------------------                  ----------------------------------------
Date                                  JAMES L. DiSTEFANO, Chief Financial
                                        Officer and Treasurer



May 4, 2000                           /s/ Richard W. Hudson
--------------------                  ----------------------------------------
Date                                  RICHARD W. HUDSON, Vice
                                        President-Finance, Secretary and Chief
                                        Accounting Officer