Form 10-Q
period 2000-06-30
HEALTHCARE SERVICES GROUP INC
filed 2000-07-31
CIK 731012

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended June 30, 2000 Commission File Number 0-12015

                         HEALTHCARE SERVICES GROUP, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                        23-2018365
--------------------------------                   -----------------------------
(State or other jurisdiction of                    (IRS Employer Ientification
incorporation or organization)                              number)

          3220 Tillman Drive, Suite 300, Bensalem, Pennsylvania 19020
          -----------------------------------------------------------
               (Address of principal executive office) (Zip code)

Registrant's telephone number, including area code:          215-639-4274
                                                   -----------------------------

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

Number of shares of common stock, outstanding as of July  25, 2000 is
10,939,091

                                Total of 15 Pages

PART I.                      FINANCIAL INFORMATION                      PAGE NO.
                             ---------------------                      --------
         Consolidated Balance Sheets as of
         June 30, 2000 and  December 31, 1999                               2

         Consolidated  Statements of Income for the Three Months Ended
         June 30, 2000 and 1999                                             3

         Consolidated  Statements  of Income for the Six Months  Ended
         June 30, 2000 and 1999                                             4

         Consolidated  Statements  of Cash  Flows  for the Six  Months
         ended June 30, 2000 and 1999                                       5

         Notes To Consolidated Financial Statements                       6 - 7

         Management's  Discussion and Analysis of Financial  Condition
         and Results Of Operations                                        8 - 11

Part II.                   Other Information                             12 - 13
                           -----------------

                           Signatures                                       14

Consolidated Balance Sheets


                                                              June 30,        December 31,
                                                                2000              1999
                                                            (Unaudited)
                                                            -----------------------------
 ASSETS
 CURRENT ASSETS:
           Cash and cash equivalents                        $ 18,118,618     $ 17,198,687
           Accounts and notes receivables, less allowance
           for doubtful accounts of $7,559,000 in 2000 and
           $7,278,000 in 1999                                 53,845,115       48,612,738
           Prepaid income taxes                                                   843,889
           Inventories and supplies                            8,634,604        8,580,181
           Deferred income taxes                               1,806,698        1,777,536
           Prepaid expenses and other                          2,114,894        1,869,091
                                                            ------------     ------------
             Total current assets                             84,519,929       78,882,122
  PROPERTY AND EQUIPMENT:
           Laundry and linen equipment installations           7,797,122        7,824,038
           Housekeeping and office equipment                   9,429,031        9,012,178
           Autos and trucks                                       51,110           51,110
                                                            ------------     ------------
                                                              17,277,283       16,887,326
           Less accumulated depreciation                      11,737,687       10,990,792
                                                            ------------     ------------
                                                               5,539,576        5,896,534
 COST IN EXCESS OF FAIR VALUE OF NET
  ASSETS ACQUIRED less accumulated
  amortization of $1,581,719 in 2000 and
  $1,527,907 in 1999                                           1,773,757        1,827,569
 DEFERRED INCOME TAXES                                           719,391          628,553
 OTHER NONCURRENT ASSETS                                      10,835,563       10,795,104
                                                            ------------     ------------
                                                            $103,388,216     $ 98,029,882
                                                            ============     ============
 LIABILITIES AND STOCKHOLDERS EQUITY
 CURRENT LIABILITIES:
           Accounts payable                                 $  3,440,744     $  2,472,021
           Accrued payroll, accrued and withheld payroll
             taxes                                             6,966,334        5,417,367
           Other accrued expenses                                286,003          417,966
           Income taxes payable                                  395,924
           Accrued insurance claims                              803,390          789,945
                                                            ------------     ------------
             Total current liabilities                        11,892,395        9,097,299
 ACCRUED INSURANCE CLAIMS                                      3,022,276        2,971,697
 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY:
           Common stock $.01 par value 30,000,000
           shares authorized, 11,066,591 shares issued
           in 2000 and 11,064,107 in 1999                        110,666          110,641
           Additional paid in capital                         25,316,393       25,297,254
           Retained earnings                                  63,808,361       60,552,961
           Less: Common stock in treasury, at cost,
                 127,500 shares in 2000                         (761,875)
                                                            ------------     ------------
             Total stockholders' equity                       88,473,545       85,960,886
                                                            ------------     ------------
                                                            $103,388,216     $ 98,029,882
                                                            ============     ============



See accompanying notes.

Consolidated Statements of Income
(Unaudited)

                                                          For the Three Months Ended June 30,
                                                                2000               1999
                                                          -----------------------------------
Revenues                                                     $63,850,053      $56,883,026
Operating costs and expenses:
   Costs of services provided                                 56,264,096        4,757,219
   Selling, general and administrative                         4,955,434        4,579,671
Other Income:
   Interest Income                                               224,030          209,371
                                                             -----------      -----------
Income before income taxes                                     2,854,563        3,755,507
Income taxes                                                   1,100,000        1,319,000
                                                             -----------      -----------
Net Income                                                   $ 1,754,563      $ 2,436,507
                                                             ===========      ===========

Basic earnings per common share                              $      0.16      $      0.22
                                                             ===========      ===========
Diluted earnings per common share                            $      0.16      $      0.22
                                                             ===========      ===========
Basic weighted average number
  of common shares outstanding                                10,946,595       11,048,495
                                                             ===========      ===========
Diluted weighted average number
  of common shares outstanding                                10,952,312       11,323,505
                                                             ===========      ===========

See accompanying notes.

Consolidated Statements of Income
(Unaudited)

                                                           For the Six Months Ended June 30,
                                                                2000            1999
                                                           ---------------------------------
Revenues                                                    $123,977,694     $112,505,230
Operating costs and expenses:
     Costs of services provided                              109,489,079       96,160,521
     Selling general and administrative                        9,610,235        8,880,491
Other Income:
     Interest income                                             437,021          407,296
                                                            ------------     ------------
Income before income taxes                                     5,315,401        7,871,514
Income taxes                                                   2,060,000        3,006,000
                                                            ------------     ------------
Net Income                                                  $  3,255,401     $  4,865,514
                                                            ============     ============
Basic earnings per common share                             $       0.30     $       0.44
                                                            ============     ============
Diluted earnings per common share                           $       0.30     $       0.43
                                                            ============     ============
Basic weighted average number
  of common shares outstanding                                10,988,791       11,048,620
                                                            ============     ============
Diluted weighted average number
  of common shares outstanding                                11,028,998       11,351,754
                                                            ============     ============

See accompanying notes.

Consolidated Statements of Cash Flows
(Unaudited)


                                                                  For the Six Months Ended
                                                                           June 30,
                                                               --------------------------------
                                                                   2000                1999
                                                               -----------          -----------
Cash flows from operating activities:
  Net Income                                                   $ 3,255,401          $ 4,865,514
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                                1,127,286              933,181
    Bad debt provision                                           1,500,000            1,500,000
    Deferred income taxe                                          (120,000)              68,928
    Tax benefit of stock option transactions                           832               31,879
Changes in operating assets and liabilities:
    Accounts and notes receivable                               (6,720,560)          (5,416,819)
    Prepaid income taxes                                           843,889              (11,030)
    Inventories and supplies                                       (54,423)            (641,399)
    Long term notes receivable                                    (105,698)            (562,375)
    Accounts payable and other accrued expenses                    836,760           (2,688,694)
    Accounts payroll, accrued and withheld
     payroll taxes                                               1,548,967              (95,727)
    Accrued insurance claims                                        64,024              471,148
    Income taxes payable                                           395,924             (283,980)
    Prepaid expenses and other assets                             (192,381)              16,834
                                                               -----------          -----------
      Net cash provided by (used in) operating activities        2,380,021           (1,812,540)
                                                               -----------          -----------
Cash flows from investing activities:
  Disposals of fixed assets                                        138,496                1,561
  Additions to property and equipment                             (855,013)          (1,152,399)
                                                               -----------          -----------
      Net cash used in investing activities                       (716,517)          (1,150,838)
                                                               -----------          -----------
Cash flows from financing activities:
  Purchase of treasury stock                                      (761,875)            (183,750)
  Proceeds from the exercise of stock options                       18,302              186,998
                                                               -----------          -----------
      Net cash provided by (used in) financing activities         (743,573)               3,248
                                                               -----------          -----------

Net increase (decrease) in cash and cash equivalents               919,931           (2,960,130)
Cash and cash equivalents at beginning of the year              17,198,687           17,201,408
                                                               -----------          -----------
Cash and cash equivalents at end of the period                 $18,118,618          $14,241,278
                                                               ===========          ===========

See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Reporting

         The accompanying financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The balance sheet shown in this report as of December 31, 1999 has been derived from, and does not include, all the disclosures contained in the audited financial statements for the year ended December 31, 1999. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 - Other Contingencies

         The Company has a $18,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements or for other purposes, that expires on September 30, 2000. Amounts drawn under the line are payable upon demand. At both June 30, 2000 and December 31, 1999, there were no borrowings under the line. However, at such dates, the Company had outstanding approximately $13,000,000 of irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance program. As a result of the letters of credit issued, the amount available under the line was reduced by approximately $13,000,000 at both June 30, 2000 and December 31, 1999.

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

Note 3 - Segment Information

         The Company provides housekeeping, laundry and linen, food, and maintenance services to the healthcare industry. The Company considers its business to consist of one reportable operating segment, based on the service business categories, provided to a client facility, sharing similar economic characteristics in the nature of the service provided, method of delivering service and client base. Although the Company does provide services in Canada, essentially all of its revenue and net income, approximately 99%, are earned in one geographic area, the United States.

         The Company earned revenue in the following service business categories:

                                 For the three month period ended June 30,
                              ----------------------------------------------
                                  2000                               1999
                              -----------                        -----------
Housekeeping services         $41,110,000                        $36,705,000
Laundry & linen services       17,100,000                         16,300,000
Food services                   4,803,000                          2,991,000
Maintenance services &
    Other                         837,000                            887,000
                              -----------                        -----------
                              $63,850,000                        $56,883,000
                              ===========                        ===========



                                 For the six month period ended June 30,
                             -----------------------------------------------
                                  2000                               1999
                             ------------                       ------------
Housekeeping services        $ 79,544,000                       $ 72,833,000
Laundry & linen services       34,206,000                         32,576,000
Food services                   8,685,000                          5,447,000
Maintenance services &
    Other                       1,543,000                          1,649,000
                             ------------                       ------------
                             $123,978,000                       $112,505,000
                             ============                       ============


Note 4 - Effect of Recently Issued Accounting Pronouncements

            Accounting for Derivative Instruments and Hedging Activities
         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires all entities to recognize all derivative instruments on their balance sheet as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that my be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. This standard is not expected to have a material effect on the Company's financial statements.

PART I.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Revenues for the second quarter of 2000 increased by 12.2% over revenues in the corresponding 1999 quarter. Revenues for the six months ended June 30, 2000 increased by 10.2% over the corresponding 1999 period. The three and six month periods' revenue increases are primarily a result of net new service agreements entered into with new clients.

         Cost of services provided as a percentage of revenues increased to 88.1% for the second quarter of 2000 from 85.7% in the corresponding 1999 quarter. In addition, cost of services as a percentage of revenue increased to 88.3% for the six month period ended June 30, 2000 from 85.5% in the same 1999 period. The primary factors affecting specific variations in the 2000 second quarter and six month period's cost of services provided as a percentage of revenue and their effects on the respective 2.4% and 2.8% increases are as follows: in the second quarter an increase of 1.9% in the cost of supplies consumed in performing services and an increase of .6% in health insurance and employee benefits costs; offsetting these increases was a decrease of .3% in labor costs and payroll related taxes; in the six month period an increase of
 .9% in the cost of supplies consumed in performing services, an increase of .7% in labor costs and payroll related taxes, and a .6% increase in health insurance and employee benefits costs.

         Selling, general and administrative expenses as a percentage of revenue decreased in the second quarter of 2000 to 7.8% as compared to 8.1% in the corresponding 1999 three month period. Additionally, during the six month period ended June 30, 2000 selling, general and administrative expenses as a percentage of revenue decreased slightly to 7.8 % as compared to 7.9% in the corresponding 1999 period. The three and six month period decreases are primarily attributable to the Company's ability to control certain selling, general and administrative expenses while comparing them to a greater revenue base.

         The effective income tax rate is decreased for the three and six month periods ended June 30, 1999, as compared to the respective 2000 periods, as a result of the reversal of previously established income tax reserves no longer required as a result of the conclusion of an Internal Revenue Service examination for the tax years ended December 31, 1997 and 1996.

Liquidity and Capital Resources

         At June 30, 2000 the Company had working capital and cash and cash equivalents of $72,627,534 and $18,118,618, respectively, which represents an increase of 4% in working capital, as well as a 5% increase in cash and cash equivalents compared to December 31, 1999 working capital and cash and cash equivalents of $69,784,823 and $17,198,687, respectively.

         The net cash provided by the Company's operating activities was $2,380,021 for the six month period ended June 30, 2000 as compared to net cash used of $1,812,540 in the same 1999 period. The principle sources of cash flows from operating activities were: for the six month period ended June 30, 2000 net income, the timing of payments for payroll and payroll related taxes, charges to operations for bad debt provisions and depreciation and amortization; in the six month period ended June 30, 1999 net income, charges to operations for bad debt provisions and depreciation and amortization. The operating activity that used the largest amount of cash was a net increase in accounts and long term notes receivable at June 30, 2000 and 1999 of $6,826,258 and $5,979,194, respectively. The increases in these amounts resulted primarily from the growth in the Company's revenues. Additionally, operating activities' cash flows for the six month period ended June 30, 1999 was decreased by $2,688,694 as a result of the timing of payments to vendors.

         The Company's principle use of cash in investing activities in each of the six month periods ended June 30, 2000 and 1999 was the purchase of housekeeping equipment, and laundry and linen equipment installations.

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

         The Company encounters difficulty in collecting amounts due from certain of its clients, including those in bankruptcy, those which have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company has recorded bad debt provisions of $1,500,000 in each of the six month periods ended June 30, 2000 and 1999. In making its evaluation, in addition to analyzing, and anticipating, where possible, the specific cases described above, management considers the general collection risk associated with trends in the long-term care industry.

         The Company has an $18,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow, that expires on September 30, 2000. Amounts drawn under the line are payable on demand. At June 30, 2000, there were no borrowings under the line. However, at such date, the Company had outstanding approximately $13,000,000 of irrevocable standby letters of credit, which relates to payment obligations under the Company's insurance program. As a result of the letters of credit issued, the amount available under the line was reduced by approximately $13,000,000 at both June 30, 2000 and December 31, 1999.

         At June 30, 2000, the Company had $18,118,618 of cash and cash equivalents, which it views as its principal measure of liquidity.

         The level of capital expenditures by the Company is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment and laundry and linen equipment installations. Although the Company has no specific material commitments for capital expenditures during calendar year 2000, it estimates that it will incur capital expenditures of approximately $2,500,000 during 2000 in connection with housekeeping equipment and laundry and linen equipment installations in its clients' facilities, as well as hardware and software expenditures relating to the implementation of a new computerized financial reporting system. The Company believes that its cash from operations, existing balances and credit line will be adequate for the foreseeable future to satisfy the needs of its operations and to fund its continued growth. However, if the need arose, the Company would seek to obtain capital from such sources as long-term debt or equity financing.

         In accordance with the Company's previously announced authorizations to purchase its outstanding common stock, the Company expended $761,875 to purchase 127,500 shares of its common stock in the six months period June 30, 2000 at an average price of $5.98 per common share. The Company remains authorized to purchase 321,450 shares pursuant to previous Board of Directors' action.


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

Item 1.      Legal Proceedings.                                   Not Applicable

Item 2.      Changes in Securities.                               Not Applicable

Item 3.      Defaults under Senior Securities.                    Not Applicable

Item 4.      Submission of Matters to a Vote of Security
                   Holders

     (c) The Company's Annual Meeting of Shareholders was held on May 30, 2000. The results are as follows:

         (1) All of management's nominees for directors were elected as follows:
             Shares Voted           Withheld
              "FOR"
              7,569,126             1,016,144

         (2) Proposal to approve an amendment to the Company's 1995 Employee Stock Option Plan to increase the number of shares of Common Stock, $.01 par value of the Company reserved for issuance thereunder from a maximum of 500,000 to 1,000,000 was approved as follows:

             Shares Voted     Shares Voted           Shares             Shares
               "FOR"           "AGAINST"          "ABSTAINING"        "UNVOTED"
             4,040,496        3,303,868              6,961            1,233,945


         (3) Proposal to approve and adopt the Company's 1999 Employee Stock Purchase Plan was approved as follows:

             Shares Voted     Shares Voted          Shares             Shares
               "FOR"           "AGAINST"         "ABSTAINING"        "UNVOTED"
             6,247,749        1,101,240             2,336            1,233,945


         (4) Proposal to approve and adopt the Company's 1999 Deferred Compensation Plan was approved as follows:

             Shares Voted     Shares Voted        Shares               Shares
               "FOR"          "AGAINST"         "ABSTAINING"         "UNVOTED"
             7,280,742         68,397              2,186             1,233,945

         (5) Proposal to approve an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of Common Stock by 15,000,000 shares to 30,000,000 shares of Common Stock was approved as follows:

                Shares Voted             Shares Voted              Shares
                   "FOR"                  "AGAINST"             "ABSTAINING"
                7,749,068                  827,763                 8,439


         (6) Proprosal to approve and ratify selection of Grant Thornton LLP as the independent public accountants of the Company for its current fiscal year ending December 31, 2000 was approved as follows:

                Shares Voted             Shares Voted              Shares
                   "FOR"                  "AGAINST"             "ABSTAINING"
                8,558,348                   25,224                 1,698


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

                                    HEALTHCARE SERVICES GROUP, INC.
                                    -------------------------------

July 31, 2000                        /s/ Daniel P. McCartney
----------------------               -------------------------------------
Date                                 DANIEL P. McCARTNEY, Chief
                                     Executive Officer



July 31, 2000                        /s/ Thomas A. Cook
----------------------               -------------------------------------
Date                                 THOMAS A. COOK, President and
                                      Chief Operating Officer



July 31, 2000                        /s/ James L. DiStefano
----------------------               -------------------------------------
Date                                 JAMES L. DiSTEFANO,
                                     Chief Financial Officer and
                                      Treasurer



July 31, 2000                        /s/ Richard W. Hudson                Date
----------------------               -------------------------------------
Date                                 RICHARD W. HUDSON, Vice
                                     President-Finance, Secretary and
                                      Chief Accounting Officer