Form 10-Q
period 2000-09-30
HEALTHCARE SERVICES GROUP INC
filed 2000-11-02
CIK 731012

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2000            Commission File Number  0-12015

                        HEALTHCARE SERVICES GROUP, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Pennsylvania                                           23-2018365
-------------------------------                     ----------------------------
(State or other jurisdiction of                     (IRS Employer Identification
 incorporation or organization)                              number)

           3220 Tillman Drive, Suite 300, Bensalem, Pennsylvania 19020
           -------------------------------------------------------------
               (Address of principal executive office)        (Zip code)

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

                    YES X                    NO
                       ---                     ---

Number of shares of common stock, outstanding as of November 2, 2000 is
10,939,091

                               Total of 14 Pages

                                     INDEX


PART I.   FINANCIAL INFORMATION                                      PAGE NO.
-------   ---------------------                                      --------

          Consolidated Balance Sheets as of
          September 30, 2000 and  December 31, 1999                    2

          Consolidated Statements of Income for
          the Three Months Ended September 30,
          2000 and 1999                                                3

          Consolidated Statements of Income for
          the Nine Months Ended September 30,
          2000 and 1999                                                4

          Consolidated Statements of Cash Flows
          for the Nine Months ended September 30,
          2000 and 1999                                                5

          Notes To Consolidated Financial Statements                 6 - 7

          Management's  Discussion and Analysis
          of Financial Condition and Results Of
          Operations                                                 8 - 11


Part II. Other Information                                            12

         Signatures                                                   13

Consolidated Balance Sheets

                                                                              September 30,      December 31,
                                                                                 2000                1999
                                                                             (Unaudited)
                                                                             -------------------------------
ASSETS
CURRENT ASSETS:
              Cash and cash equivalents                                      $ 16,966,797       $ 17,198,687
              Accounts and notes  receivable, less allowance
                for doubtful accounts of $6,809,000 in 2000 and
                $7,278,000 in 1999                                             53,121,363         48,612,738
              Prepaid income taxes                                                300,585            843,889
              Inventories and supplies                                          8,487,792          8,580,181
              Deferred income taxes                                             1,512,372          1,777,536
              Prepaid expenses and other                                        1,977,515          1,869,091
                                                                             ------------        -----------
                   Total current assets                                        82,366,424         78,882,122
PROPERTY AND EQUIPMENT:
              Laundry and linen equipment installations                         7,560,480          7,824,038
              Housekeeping and office equipment                                 9,588,565          9,012,178
              Autos and trucks                                                     21,329             51,110
                                                                             ------------        -----------
                                                                               17,170,374         16,887,326
              Less accumulated depreciation                                    11,866,336         10,990,792
                                                                             ------------        -----------
                                                                                5,304,038          5,896,534
COST IN EXCESS OF FAIR VALUE OF NET
  ASSETS ACQUIRED less accumulated
   amortization of  $1,608,625 in 2000 and
   $1,527,908  in 1999                                                          1,746,852          1,827,569
DEFERRED INCOME TAXES                                                             800,517            628,553
OTHER NONCURRENT ASSETS                                                        12,218,064         10,795,104
                                                                             ------------        -----------
                                                                             $102,435,895        $98,029,882
                                                                             ============        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
              Accounts payable                                                 $3,969,675         $2,472,021
              Accrued payroll, accrued and withheld payroll taxes               4,208,558          5,417,367
              Other accrued expenses                                              172,912            417,966
              Income taxes payable
              Accrued insurance claims                                            798,708            789,945
                                                                             ------------        -----------
                   Total current liabilities                                    9,149,853          9,097,299

ACCRUED INSURANCE CLAIMS                                                        3,004,662          2,971,697
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
              Common stock, $.01 par value: 30,000,000
               shares authorized, 11,066,591 shares issued
               in 2000 and 11,064,107 in 1999                                     110,666            110,641
              Additional paid in capital                                       25,316,393         25,297,284
              Retained earnings                                                65,616,196         60,552,961
              Less: Common stock in treasury, at cost,
                          127,500 shares in 2000                                 (761,875)
                                                                             ------------        -----------
                   Total stockholders' equity                                  90,281,380         85,960,886
                                                                             ------------        -----------
                                                                             $102,435,895        $98,029,882
                                                                              ===========        ===========

See accompanying notes.

Consolidated Statements of Income
(Unaudited)


                                                                     For the Three Months Ended September 30,
                                                                        2000                          1999
                                                                     ------------------------------------------

Revenues                                                             $ 65,210,687                  $ 59,620,142

Operating costs and expenses:
  Costs of services provided                                           57,374,336                    51,110,966
  Selling, general and administrative                                   5,138,984                     4,779,988
Other Income:
  Interest Income                                                         265,468                       176,139
                                                                     ------------                  ------------

Income before income taxes                                              2,962,835                     3,905,327

Income taxes                                                            1,155,000                     1,469,000
                                                                     ------------                  ------------

Net Income                                                           $  1,807,835                  $  2,436,327
                                                                     ============                  ============

Basic earnings per common share                                      $      0.17                   $       0.22
                                                                     ============                  ============

Diluted earnings per common share                                    $      0.17                   $       0.22
                                                                     ============                  ============

Basic weighted average number
  of common shares outstanding                                         10,939,057                    11,052,307
                                                                     ============                  ============

Diluted weighted average number
  of common shares outstanding                                         10,939,057                    11,270,979
                                                                     ============                  ============


See accompanying notes.

Consolidated Statements of Income
(Unaudited)


                                                                  For the Nine Months Ended September 30,
                                                                     2000                         1999
                                                                 -------------------------------------------
Revenues                                                         $ 189,188,381                $ 172,125,372
Operating costs and expenses:
  Costs of services provided                                       166,863,415                  147,271,486
  Selling, general and administrative                               14,749,220                   13,660,479
Other Income:
  Interest Income                                                      702,489                      583,435
                                                                 -------------                -------------

Income before income taxes                                           8,278,235                   11,776,842

Income taxes                                                         3,215,000                    4,475,000
                                                                 -------------                -------------

Net Income                                                        $  5,063,235                $   7,301,842
                                                                  ============                =============

Basic earnings per common share                                   $       0.46                $        0.66
                                                                  ============                =============

Diluted earnings per common share                                 $       0.46                $        0.64
                                                                  ============                =============

Basic weighted average number
  of common shares outstanding                                      10,972,092                   11,049,863
                                                                  ============                =============

Diluted weighted average number
  of common shares outstanding                                      10,996,991                   11,324,843
                                                                  ============                =============


See accompanying notes.

                 Consolidated Statements of Cash Flows
                              (Unaudited)

                                                                                         For the Nine Months Ended
                                                                                               September 30,
                                                                                   -------------------------------------
                                                                                       2000                     1999
                                                                                    -----------              -----------
Cash flows from operating activities:
  Net Income                                                                        $ 5,063,235              $ 7,301,842
   Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                                   1,640,297                1,312,875
      Bad debt provision                                                              2,250,000                2,250,000
      Deferred income taxes                                                              93,200                1,640,517
      Tax benefit of stock option transactions                                              832                   45,588
   Changes in operating assets and liabilities:
      Accounts and notes receivable                                                  (6,758,625)              (7,833,785)
      Prepaid income taxes                                                              543,304               (1,085,169)
      Inventories and supplies                                                           92,389                 (752,773)
      Long term notes receivable                                                     (1,336,356)              (1,382,544)
      Accounts payable and other accrued expenses                                     1,252,601               (2,196,242)
      Accrued payroll, accrued and withheld payroll
       taxes                                                                         (1,208,809)              (2,575,225)
      Accrued insurance claims                                                           41,728                   43,029
      Income taxes payable                                                                                      (283,980)
      Prepaid expenses and other assets                                                (195,028)                 101,646
                                                                                    -----------              -----------
          Net cash provided by (used in) operating activities                         1,478,768               (3,414,221)
                                                                                    -----------              -----------
Cash flows from investing activities:
  Disposals of fixed assets                                                             355,732                  783,305
  Additions to property and equipment                                                (1,322,817)              (2,046,775)
                                                                                    -----------              -----------
          Net cash used in investing activities                                        (967,085)              (1,263,470)
                                                                                    -----------              -----------
Cash flows from financing activities:
  Purchase of treasury stock                                                           (761,875)                (183,750)
  Proceeds from the exercise of stock options                                            18,302                  339,805
                                                                                    -----------              -----------
          Net cash provided by (used in) financing activities                          (743,573)                 156,055
                                                                                    -----------              -----------

Net decrease in cash and cash equivalents                                              (231,890)              (4,521,636)

Cash and cash equivalents at beginning of the year                                   17,198,687               17,201,408
                                                                                    -----------              -----------

Cash and cash equivalents at end of the period                                      $16,966,797              $12,679,772
                                                                                    ===========              ===========

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Reporting

         The accompanying financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. The balance sheet shown in this report as of December 31, 1999 has been derived from, and does not include, all the disclosures contained in the audited financial statements for the year ended December 31, 1999. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three and nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 - Other Contingencies

         The Company has a $18,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements or for other purposes, that expires on September 30, 2001. Amounts drawn under the line are payable upon demand. At both September 30, 2000 and December 31, 1999, there were no borrowings under the line. However, at such dates, the Company had outstanding approximately $13,000,000 of irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance program. As a result of the letters of credit issued, the amount available under the line was reduced by approximately $13,000,000 at both September 30, 2000 and December 31, 1999.

         The Company is also involved in miscellaneous claims and litigation arising in the ordinary course of business. The Company believes that these matters, taken individually or in the aggregate, would not have a material adverse impact on the Company's financial position or results of operations.

         Federal legislation enacted in August 1997 changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998, of a Medicare Prospective Payment System ("PPS") for skilled nursing facilities which significantly changed the manner and the amounts of reimbursement they receive. The Company's clients have been adversely affected by PPS, as well as other trends in the long-term care industry resulting in certain of the Company's clients recently filing for bankruptcy protection. Others may follow. These factors, in addition to delays in payments from clients, have resulted in and could result in additional bad debts in the near future.

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

The Company earned revenue in the following service business categories:

                                 For the three month period ended September 30,
                                 ----------------------------------------------

                                        2000                         1999
                                    -----------                 -----------
Housekeeping services               $41,679,000                 $37,613,000
Laundry & linen services             17,104,000                  17,118,000
Food services                         5,777,000                   3,031,000
Maintenance services &
    Other                               651,000                   1,858,000
                                    -----------                 -----------
                                    $65,211,000                 $59,620,000
                                    ===========                 ===========


                                  For the nine month period ended September 30,
                                  ---------------------------------------------

                                         2000                      1999
                                    ------------               ------------
Housekeeping services               $121,223,000               $108,263,000
Laundry & linen services              51,310,000                 49,693,000
Food services                         14,462,000                  8,478,000
Maintenance services &
    Other                              2,193,000                  5,691,000
                                    ------------               ------------
                                    $189,188,000               $172,125,000
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

PART I.
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Revenues for the third quarter of 2000 increased by 9.4% over revenues in the corresponding 1999 quarter. Revenues for the nine months ended September 30, 2000 increased by 9.9% over the corresponding 1999 period. The three and nine month periods' revenue increases are primarily a result of net new service agreements entered into with new clients.

         Cost of services provided as a percentage of revenues increased to 88.0% for the third quarter of 2000 from 85.7% in the corresponding 1999 quarter. In addition, cost of services as a percentage of revenue increased to 88.2% for the nine month period ended September 30, 2000 from 85.6% in the same 1999 period. The primary factors affecting specific variations in the 2000 third quarter and nine month period's cost of services provided as a percentage of revenue and their effects on the respective 2.3% and 2.6% increases are as follows: in the third quarter an increase of 1.8% in the cost of supplies consumed in performing services resulting primarily from increases in food purchases and an increase of .4% in health insurance and employee benefits costs; offsetting these increases was a decrease of .3% in labor costs and payroll related taxes; in the nine month period an increase of 1.2% in the cost of supplies consumed in performing services resulting primarily from increases in food purchases; a .6% increase in health insurance and employee benefits costs and an increase of .3% in labor costs and payroll related taxes.

         Selling, general and administrative expenses as a percentage of revenue decreased slightly in the third quarter of 2000 to 7.9% as compared to 8.0% in the corresponding 1999 three month period. Additionally, during the nine month period ended September 30, 2000 selling, general and administrative expenses as a percentage of revenue decreased slightly to 7.8 % as compared to 7.9% in the corresponding 1999 period. The three and nine month period decreases are primarily attributable to the Company's ability to control certain selling, general and administrative expenses while comparing them to a greater revenue base in the current period.

         The effective income tax rate for the three and nine month periods ended September 30, 1999 is lower, as compared to the respective 2000 periods, as a result of the reversal of previously established income tax reserves no longer required as a result of the conclusion of an Internal Revenue Service examination for the tax years ended December 31, 1997 and 1996.

Liquidity and Capital Resources

         At September 30, 2000 the Company had working capital and cash and cash equivalents of $73,216,571 and $16,966,797, respectively, which represents an increase of 5% in working capital and a slight decrease of 1% increase in cash and cash equivalents compared to December 31, 1999 working capital and cash and cash equivalents of $69,784,823 and $17,198,687, respectively.

         The net cash provided by the Company's operating activities was $1,478,768 for the nine month period ended September 30, 2000 as compared to net cash used of $3,414,221 in the same 1999 period. The principle sources of cash flows from operating activities were: for the nine month period ended September 30, 2000 net income, charges to operations for bad debt provisions and depreciation and amortization; in the nine month period ended September 30, 1999 net income, charges to operations for bad debt provisions and depreciation and amortization, as well as the timing of payments for income taxes. The operating activity that used the largest amount of cash was a net increase in accounts and long term notes receivable at September 30, 2000 and 1999 of $8,094,981 and $9,216,329, respectively. The increases in these amounts resulted primarily from the growth in the Company's revenues. Additionally, operating activities' cash flows for the nine month periods ended September 30, 2000 and 1999 was decreased by the timing of payments for payroll and payroll related taxes of $1,208,809 and $2,575,225, respectively, as well as a $2,196,242 increase in accounts payable and other accrued expenses in 1999 resulting from the timing of payments to vendors.

         The Company's principal use of cash in investing activities in each of the nine month periods ended September 30, 2000 and 1999 was the purchase of housekeeping equipment and laundry and linen equipment installations.

         The Company expends considerable effort to collect the amounts due for its services on the terms agreed upon with its clients. Many of the Company's clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Additionally, legislation enacted in August 1997 changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998 of a Medicare Prospective Payment System ("PPS") for skilled nursing facilities which significantly changed the manner and amount of reimbursements they receive. The Company's clients have been adversely affected by PPS, as well as other trends in the long-term care industry resulting in certain of the Company's clients recently filing for voluntary bankruptcy protection. Others may follow. These factors, in addition to delays in payments from clients has resulted in and could result in additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, the Company converts the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan which therefore may enhance the ultimate collectibility of the amounts due. In some instances the Company obtains a security interest in certain of the debtors' assets. Additionally, the Company considers restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. The Company believes that such restructuring provides it with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

         The Company encounters difficulty in collecting amounts due from certain of its clients, including those in bankruptcy, those which have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company has recorded bad debt provisions of $2,250,000 in each of the nine month periods ended September 30, 2000 and 1999. In making its evaluation, in addition to analyzing, and anticipating, where possible, the specific cases described above, management considers the general collection risk associated with trends in the long-term care industry.

         The Company has an $18,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow. This facility expires on September 30, 2001. Amounts drawn under the line are payable on demand. At September 30, 2000, there were no borrowings under the line. However, at such date, the Company had outstanding approximately $13,000,000 of irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance program. As a result of the letters of credit issued, the amount available under the line was reduced by approximately $13,000,000 at both September 30, 2000 and December 31, 1999.

         At September 30, 2000, the Company had $16,966,797 of cash and cash equivalents, which it views as its principal measure of liquidity.

         The level of capital expenditures by the Company is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment and laundry and linen equipment installations. Although the Company has no specific material commitments for capital expenditures during calendar year 2000, it estimates that it will incur capital expenditures of approximately $2,000,000 during 2000 in connection with housekeeping equipment and laundry and linen equipment installations in its clients' facilities, as well as hardware and software expenditures relating to the implementation of a new computerized financial reporting system. The Company believes that its cash from operations, existing balances and credit line will be adequate for the foreseeable future to satisfy the needs of its operations and to fund its continued growth. However, if the need arose, the Company would seek to obtain capital from such sources as long-term debt or equity financing.

         In accordance with the Company's previously announced authorizations to re-purchase its outstanding common stock, the Company expended $761,875 to purchase 127,500 shares of its common stock in the nine months period September 30, 2000 at an average price of $5.98 per common share. The Company remains authorized to purchase 321,450 shares pursuant to previous Board of Directors' action.


Cautionary Statements Regarding Forward Looking Statements

         Certain matters discussed may include forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, risks arising from the Company providing its services exclusively to the healthcare industry, primarily providers of long-term care; credit and collection risks associated with this industry; the effects of changes in regulations governing the industry and risk factors described in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999 in Part I thereof under "Government Regulation of Clients", "Competition" and "Service Agreements/Collections". The Company's clients have been adversely affected by the change in Medicare payments under the recently enacted Prospective Payment

System ("PPS"), as well as other trends in the long-term care industry resulting in certain of the Company's clients filing voluntary bankruptcy petitions. Others may follow. These factors, in addition to delays in payments from clients has resulted in and could result in additional bad debts in the near future. Additionally, the Company's operating results would be adversely affected if unexpected increases in the costs of labor, materials, supplies and equipment used in performing its services could not be passed on to clients.

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


Effects of Inflation

         All of the Company's service agreements allow it to pass through to its clients increases in the cost of labor resulting from new wage agreements. Although there can be no assurance thereof, the Company will continue to seek to recover increases in costs attributable to inflation by continuing to pass through cost increases to its clients.

PART II.     Other Information
             -----------------

Item 1.        Legal Proceedings.                              Not Applicable

Item 2.        Changes in Securities.                          Not Applicable

Item 3.        Defaults under Senior Securities.               Not Applicable

Item 4.        Submission of Matters to a Vote of Security
                   Holders
                     a) None

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

                                       HEALTHCARE SERVICES GROUP, INC.


November 2, 2000                          /s/ Daniel P. McCartney
----------------------------              -------------------------------------
Date                                      DANIEL P. McCARTNEY, Chief
                                          Executive Officer



November 2, 2000                          /s/ Thomas A. Cook
----------------------------              -------------------------------------
Date                                      THOMAS A. COOK,  President and
                                          Chief Operating Officer



November 2, 2000                          /s/ James L. DiStefano
----------------------------              -------------------------------------
Date                                      JAMES L. DiSTEFANO, Chief Financial
                                          Officer and Treasurer



November 2, 2000                          /s/ Richard W. Hudson
----------------------------              -------------------------------------
Date                                      RICHARD W. HUDSON, Vice
                                          President-Finance, Secretary and
                                          Chief Accounting Officer