Form 10-K
period 2000-12-31
HEALTHCARE SERVICES GROUP INC
filed 2001-03-21
CIK 731012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
       (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 2000
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                     For the transition period from        to

                           Commission File No. 0-12015

                         HEALTHCARE SERVICES GROUP, INC.
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                      232018365
-------------------------------                ------------------------------
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

                                  YES X   NO
                                     ---    ---

The aggregate market value of voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant as of March 12, 2001 was approximately $54,262,000. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: At March 12, 2001 there were outstanding 10,899,091 shares of the Registrant's Common Stock, $.01 par value.

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

Item I.           Business

(a)      General
         Healthcare Services Group, Inc. (the "Company" or the "Registrant") provides housekeeping, laundry, linen, facility maintenance and food services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals. The Company believes that it is the largest provider of contractual housekeeping and laundry services to the long-term care industry in the United States, rendering such services to approximately over 1,100 facilities in 42 states and Canada as of December 31, 2000.

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

         Laundry and linen services. Laundry and linen services is the other significant service sector of the Company. Laundry services involves laundering and processing of the residents' personal clothing. The Company provides laundry service to all of its housekeeping clients. Linen services involves providing, laundering and processing the sheets, pillow cases, blankets, towels, uniforms and assorted linen items used by the facilities. At some of the facilities that utilize the Company's linen service, the Company has installed its own equipment. Such installation generally requires an initial capital outlay by the Company of from $50,000 to $250,000 depending on the size of the facility, installation and construction costs, and the amount of equipment required. The Company could incur relocation or other costs in the event of the cancellation of a linen service agreement where there was an investment by the Company in a corresponding laundry installation. The hiring, training and supervision of laundry and linen services' hourly employees are similar to, and performed by the same management personnel who perform housekeeping services.

         From January 1, 1998 through December 31, 2000 the Company's services were cancelled by 75 facilities with respect to which the Company had previously invested in a laundry installation. Laundry installations relating to agreements cancelled in 1998 resulted in the Company receiving approximately $57,000 less than the net amount at which these assets were recorded on its balance sheet. In the years ended December 31, 1999 and 2000, respectively laundry installations, relating to clients who service agreements with the Company were terminated, were sold to the Company's clients for an amount in excess of the net amount recorded on the Company's balance sheet. Linen supplies, in some instances are owned by the Company, and the Company maintains a sufficient inventory of these items in order to ensure their availability. The Company provides linen services to approximately twenty per cent of the facilities for which it provides housekeeping services.

         Maintenance and other services . Maintenance services consist of repair and maintenance of laundry equipment, plumbing and electrical systems, as well as carpentry and painting. In many instances, materials, equipment and supplies utilized by the Company in the performance of maintenance services, as well as housekeeping, laundry and linen services, are provided by the Company through its wholly owned subsidiary, HCSG Supply, Inc.. The Company also provides consulting services to facilities to assist them in updating their housekeeping, laundry and linen operations.

         Food services. The Company commenced providing food services in 1997. Food services consist of the development of a menu that meets the residents' dietary needs, purchasing and preparing the food to assure the residents receive an appetizing meal, and participation in monitoring the residents' on-going nutrition status. On-site management is responsible for all daily food service activities, with regular support being provided by a district manager specializing in food service, as well as a registered dietitian. The Company also provides consulting services to facilities to assist them in updating and cost containment with respect to a client's food service operation.

         Laundry installations sales. The Company (as distributor of laundry equipment) sells laundry installations to its clients which generally represent the construction and installation of a turn-key operation. The Company generally offers payment terms, ranging from 36 to 60 months. There were no service agreement cancellations in 2000, 1999 or 1998 by clients who have purchased laundry installations from the Company. During the years 1998 through 2000, laundry installation sales were not material to the Company's operating results as the Company prefers to own such laundry installations in connection with performance of its service agreements.

                        Operational-Management Structure

         By applying its professional management techniques, the Company is generally able to containor control certain housekeeping, laundry, linen, facility maintenance and food service costs on a continuing basis. The Company provides its services through a network of management personnel, as illustrated below.

                   -----------------------------------------
                                    President
                   -----------------------------------------

                   -----------------------------------------
                           Vice President - Operations
                   -----------------------------------------

                   -----------------------------------------
                            Divisional Vice President
                                  (4 Divisions)
                   -----------------------------------------

                   -----------------------------------------
                         Regional Vice President/Manager
                                  (24 Regions)
                   -----------------------------------------

                   -----------------------------------------
                                District Manager
                                 (112 Districts)
                   -----------------------------------------

                   -----------------------------------------
                                Training Manager
                   -----------------------------------------

                   -----------------------------------------
                              Facility Manager and
                           Assistant Facility Manager
                   -----------------------------------------


         Each facility is managed by an on-site Facility Manager, an Assistant Facility Manager, and if necessary, additional supervisory personnel. Districts, typically consisting of from eight to twelve facilities, are supported by a District Manager and a Training Manager. District Managers bear overall responsibility for the facilities within their districts. They are generally based within close proximity to each facility. These managers provide active support to clients in addition to the support provided by the Company's on-site management. Training Managers are responsible for the recruitment, training and development of Facility Managers. At December 31, 2000, the Company maintained 24 regions within four divisions. A division consists of a number of regions within a specific geographical area. A Divisional Vice President manages each division. Each region is headed by a Regional Vice President/Manager, as well as some regions having a Regional Sales Director who assumes primary responsibility for marketing the Company's services. Regional Vice President/Managers report to Divisional Vice Presidents who in turn report to the President or Vice President of Operations. The Company believes that its divisional, regional and district organizational structure facilitates its ability to obtain new clients, as well as its ability to sell additional services to existing clients.

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

         In 2000 the long-term care market consisted of approximately 23,000 facilities, according to estimates of the Department of Health and Human Services. The facilities primarily range in size from small private facilities with 65 beds to facilities with over 500 beds. The Company markets its services primarily to facilities with 100 or more beds. The Company believes that less than five percent of long-term care facilities use outside providers of housekeeping and laundry services such as the Company.

                               Marketing and Sales

         The Company's services are marketed at four levels of the Company's organization: at the corporate level by the Chief Executive Officer, President and the Vice President of Operations, at the divisional level by Divisional Vice Presidents; at the regional level by the Regional Vice Presidents/Managers and Regional Sales Directors; and at the district level by District Managers. The Company provides incentive compensation to its operational personnel based on achieving budgeted earnings and to its Regional Sales Directors based on achieving budgeted earnings and new business revenues.

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

                        Government Regulation of Clients

         The Company's clients are subject to governmental regulation. In August 1997, the President signed into law the Balanced Budget Act of 1997. The legislation changed Medicare policy in a number of ways including the phasing in of a Medicare prospective payment system ("PPS") for skilled nursing facilities effective July 1, 1998. PPS has significantly changed the manner and the amounts in which skilled nursing facilities are reimbursed for inpatient services provided to Medicare beneficiaries. Unlike the old system, which relied solely on cost reports submitted, PPS rates are based entirely on the federal-acuity-adjusted rate. Although PPS directly affects how clients are paid for certain services, the Company itself does not participate in any government reimbursement programs. Therefore, all of the Company's contractual relationships with its clients continue to determine the clients' payment obligations to the Company. However, certain clients have been adversely affected by PPS, as well as other trends in the long-term care industry resulting in certain clients filing voluntary bankruptcy petitions. Others may follow (see " Liquidity and Capital Resources"). The awareness that PPS has had, and continues to have a negative effect on the long-term care industry's financial position has been recognized by Congress. In 1999, Congress passed the Balanced Budget Refinement Act of 1999 ("BBRA") which restored $2.7 billion in funding for skilled nursing facilities and mandated a 20 percent adjustment in 15 selected Resource Utilization Groups ("RUGs"). RUGs is the classification system used under PPS to evaluate patients in connection with Medicare reimbursement payments. In July 2000, HFCA extended the BBRA adjustments through 2001 (they were to expire in October 2000). Additionally, other measures have been introduced recently by legislatures to close the gap between the current system's presumptions and the actual cost of providing care.

                          Service Agreements/Collection

         The Company offers two kinds of service agreements, a full service agreement or a management agreement. In a full service agreement, the Company assumes both management and payroll responsibility for the hourly housekeeping, laundry, linen, facility maintenance and food service employees.

         The Company typically adopts and follows the client's employee wage structure, including its policy of wage rate increases, and passes through to the client any labor cost increases associated with wage rate adjustments. Under a management agreement, the Company provides management and supervisory services while the client facility retains payroll responsibility for its hourly employees. Substantially all of the Company's agreements are full service agreements. These agreements typically provide for a one year term, cancelable by either party upon 30 or 90 days' notice after the initial 90-day period. As of December 31, 2000, the Company provided services to approximately 1,100 client facilities.

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

         From time to time, the Company encounters difficulty in collecting amounts due from certain of its clients, including those in bankruptcy, those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $3,250,000, $7,250,314 and $2,339,515 in the years ended December 31, 2000, 1999 and 1998, respectively. In making its evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, management considers the general collection risks associated with trends in the long-term care industry.

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

                                    Employees

         At December 31, 2000, the Company employed approximately 2,453 management and supervisory personnel. Of these employees, 258 held executive, regional/district management and office support positions, and 2,195 of these salaried employees were on-site management personnel. On such date, the Company employed approximately 13,823 hourly employees. Many of the Company's hourly employees were previous support employees of the Company's clients. In addition, the Company manages hourly employees who remain employed by certain of its clients.

         Approximately 10% of the Company's hourly employees are unionized. These employees are subject to collective bargaining agreements that are negotiated by individual facilities and are assented to by the Company so as to bind the Company as an "employer" under the agreements. The Company may be adversely affected by relations between its client facilities and the employee unions. The Company is a party to a negotiated collective bargaining agreement with a limited number of employees at a few facilities serviced by the Company. The Company believes its employee relations are satisfactory.

(d) Risk Factors - Certain matters discussed in this report may include forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, risks arising from the Company providing its services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; the effects of changes in regulations governing the industry and risk factors described in Part I hereof under "Government Regulation of Clients", "Competition" and "Service Agreements/Collection". The Company's clients have been adversely affected by the change in Medicare payments under the Prospective Payment System ("PPS") enacted in 1997, as well as other trends in the long-term care industry resulting in certain of the Company's clients filing voluntary bankruptcy petitions. Others may follow. These factors, in addition to delays in payments from clients has resulted in and could result in additional bad debts in the near future. The Company's operating results would also be adversely affected if unexpected increases in the costs of labor, materials supplies and equipment used in performing its services could not be passed on to clients.

         In addition, the Company believes that in order to improve its financial performance it must continue to obtain service agreements with new clients and provide additional services to existing clients, achieve modest price increases on current service agreements with existing clients and maintain internal cost reduction strategies at the various operational levels of the Company. Furthermore, the Company believes that its ability to sustain the internal development of managerial personnel is an important factor impacting future operating results and successfully executing projected growth strategies.

(e) Financial Information About Foreign and Domestic Operations and Export Sales

    Not Applicable.


Item 2.  Properties

         The Company leases its corporate offices, located at 3220 Tillman Drive, Suite 300, Bensalem , Pennsylvania 19020, which consists of 16,195 square feet. The term of the lease expires on September 30, 2005. The Company also leases office space at other locations in Pennsylvania, Connecticut, Florida, Illinois, California, Colorado, Georgia and Texas. The office sizes range from approximately 1,000 to 2,500 square feet. These locations serve as divisional or regional offices. In addition, the Company leases warehouse space in Pennsylvania and Florida. The warehouses in Pennsylvania and Florida consist of approximately 18,000 and 6,000 square feet, respectively. None of these leases is for more than a five-year term.

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

Item  3. Legal Proceedings.

         As of December 31, 2000, there were no material pending legal proceedings to which the Company was a party, or as to which any of its property was subject, other than routine litigation or claims believed to be adequately covered by insurance.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Security Holder
         Matters

(a)      Market Information
The Company's common stock, $.01 par value (the "Common Stock") is traded on the NASDAQ National Market System. On December 31, 2000, there were 10,939,091 shares of Common Stock outstanding.

         The high and low bids for the Common Stock during the two years ended December 31, 2000, ranged as follows:

                              2000 High                      2000 Low
                              ---------                      --------
1st Qtr.                        9.688                          5.000
2nd Qtr.                        5.438                          3.719
3rd Qtr.                        5.500                          4.531
4th Qtr.                        6.375                          4.750

                              1999 High                      1999 Low
                              ---------                      --------
1st Qtr.                       11.500                          9.125
2nd Qtr.                       10.625                          8.750
3rd Qtr.                        9.875                          7.875
4th Qtr.                        8.500                          6.625


(b)      Holders
         As of March 12, 2001, there were approximately 434 holders of record of the common stock, including stock held in nominee name by brokers or other nominees. It is estimated that there are approximately 2,600 beneficial holders.

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

         The information called for herein is incorporated by reference to the Company's Annual Report to Shareholders for the year ended December 31, 2000, copies of which accompany this Report.

Selected Financial Data

The selected financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, the Financial Statements and Notes thereto.

                                                            (In thousands except for per share data and employees)
                                                         ----------------------------------------------------------
                                                                          Years ended December 31:
                                                                          ------------------------
                                                           2000        1999         1998        1997         1996
                                                         --------    --------     --------    --------     --------
Revenues                                                 $254,668    $232,432     $204,869    $181,359     $162,482
                                                         --------    --------     --------    --------     --------
Net income                                               $  5,588    $  5,536     $  8,869    $  5,894     $  6,889
                                                         --------    --------     --------    --------     --------
Basic earnings per common share                          $    .51    $    .50     $    .79    $    .52     $    .57
                                                         --------    --------     --------    --------     --------
Diluted earnings per common share                        $    .51    $    .49     $    .77    $    .51     $    .56
                                                         --------    --------     --------    --------     --------
Weighted average number of common
   shares outstanding for basic EPS                        10,964      11,053       11,188      11,354       12,156
                                                         --------    --------     --------    --------     --------
Weighted average number of common
   shares outstanding for diluted EPS                      10,983      11,286       11,512      11,578       12,203
                                                         --------    --------     --------    --------     --------

As of December 31:

Working Capital                                          $ 73,995     $69,785     $ 62,009    $ 55,706      $57,434
                                                         --------    --------     --------    --------     --------
Total Assets                                             $108,343     $98,030     $ 93,109    $ 84,890      $86,446
                                                         --------    --------     --------    --------     --------
Stockholders' Equity                                     $ 90,805     $85,961     $ 80,192    $ 72,227      $74,938
                                                         --------    --------     --------    --------     --------
Book Value Per Share                                     $   8.21     $  7.77     $   7.27    $   6.52      $  6.17
                                                         --------    --------     --------    --------     --------
Employees                                                  16,276      15,741       14,046      12,180       11,217
                                                         --------    --------     --------    --------     --------

All share data has been adjusted to reflect the 3-for-2 stock split paid in the form of a 50% stock dividend on August 27, 1998.

Contents
2     Letter to Shareholders
4     Company Profile
8     Selected Financial Data
9     Management's Discussion and Analysis
13    Financial Statements
17    Notes to Financial Statements
28    Report of Independent Certified Public Accountants

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto.

Management's Discussion and Analysis of
Financial Condition And Results of Operations

Results of Operations
From 1995 through 2000, the Company's revenues grew at a compound annual rate of 11.4%. This growth was achieved through obtaining new clients in both existing market areas, as well as providing additional services to existing clients. Although there can be no assurance thereof, the Company anticipates future growth, although its compound growth rates will likely decrease as growth is measured against the Company's increasing revenue base.

The following table sets forth for the years indicated the percentage which certain items bear to revenues:

                                                  Relation to Total Revenues
                                                   Years Ended December 31,
                                               -------------------------------
                                                2000        1999         1998
                                               ------      ------       ------
Revenues                                       100.0%      100.0%       100.0%
Operating costs and expenses:
   Costs of services provided                   89.1        88.5         85.1
   Selling, general and administrative           7.7         8.1          8.5
Interest income                                   .4          .4           .6
                                               -----       -----        -----
Income before income taxes                       3.6         3.8          7.0
Income taxes                                     1.4         1.4          2.7
                                               -----       -----        -----
Net income                                       2.2%        2.4%         4.3%
                                               =====       =====        =====

2000 Compared with 1999
Revenues increased 9.6% to $254,668,213 in 2000 from $232,431,888 in 1999 resulting primarily from new service agreements entered into with new clients.

   Costs of services provided as a percentage of revenues in 2000 increased to 89.1% from 88.5% in 1999. The primary factors affecting specific variations in the 2000 cost of services provided as a percentage of revenues and their effect on the .6% increase are as follows: an increase of 1.3% in the cost of supplies consumed in performing services; an increase of .7% in labor costs; an increase of .3% in employee benefits; offsetting these increases was a decrease of 1.8% in bad debt provision.

   Selling, general and administrative expenses as a percentage of revenue decreased to 7.7% in 2000 from 8.1% in 1999. The decrease is primarily attributable to the Company's ability to control these expenses while comparing them to a greater revenue base.

   As a result of the matters discussed above, 2000 net income decreased to 2.2% as a percentage of revenue compared to 2.4% in 1999.

1999 Compared with 1998
Revenues increased 13.5% to $232,431,888 in 1999 from $204,869,023 in 1998. The following factors contributed to the increase in revenues: service agreements with new clients increased revenues 30.4%; new services to existing clients increased revenues 2.5%; and cancellations and other minor changes decreased revenues by 19.4%.

   Costs of services provided as a percentage of revenues in 1999 increased to 88.5% from 85.1% in 1998. The primary factors affecting specific variations in the 1999 cost of services provided as a percentage of revenues and their effect on the 3.4% increase are as follows: an increase of 2.0% in bad debt provision; increase of 1.6% in labor costs; increase of .4% in workers' compensation insurance; offsetting these increases was a decrease of .8% in the cost of supplies consumed in performing services.

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

Liquidity and Capital Resources
At December 31, 2000 the Company had working capital and cash of $73,995,108 and $22,841,618 respectively, which represent increases of 6% and 33%, respectively in working capital and cash as compared to December 31, 1999 working capital and cash of $69,784,823 and $17,198,687. During 2000, the Company expended $761,875 for open market purchases of 127,500 shares of its common stock. The Company's current ratio at December 31, 2000 decreased to 6.2 to 1 from 8.7 to 1 at December 31, 1999.

   The net cash provided by the Company's operating activities was $7,750,533 for the year ended December 31, 2000. The principal source of cash flows from operating activities for 2000 was net income, charges to operations for bad debt provisions, depreciation and amortization, as well as increases in accounts payable and other accrued expenses, and accrued payroll and accrued and withheld payroll taxes. The operating activity that used the largest amount of cash was an $8,485,627 net increase in accounts and notes receivable and long-term notes receivable. The net increase in accounts and current and long term notes receivable resulted primarily from the growth in the Company's revenues. The increase in accounts payable and other accrued expenses, and accrued payroll and accrued and withheld payroll taxes are principally due to the timing of the respective payments.

   The Company's principal use of cash in investing activities for the year ended December 31, 2000 was the purchase of housekeeping equipment, computer software and equipment and laundry equipment installations.

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

   The net cash provided by the Company's operating activities was $1,645,549 for the year ended December 31, 1999. The principal source of cash flows from operating activities for 1999 was net income, charges to operations for bad debt provisions and depreciation and amortization. The operating activity that used the largest amount of cash was an $11,344,617 net increase in accounts and notes receivable and long-term notes receivable, as well as a $1,795,361 decrease in accounts payable and other accrued expenses. The net increase in accounts and current and long-term notes receivable resulted primarily from the growth in the Company's revenues. The decrease in accounts payable and other accrued expenses is principally due to the timing of payments to vendors.

   The Company's principal use of cash in investing activities for the year ended December 31, 1999 was the purchase of housekeeping equipment, computer software and equipment and laundry equipment installations.

   The Company expends considerable effort to collect the amounts due for its services on the terms agreed upon with its clients. Many of the Company's clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Additionally, legislation enacted in August 1997 changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998 of a Medicare Prospective Payment System ("PPS") for skilled nursing facilities which significantly changed the manner and amount of reimbursements they receive. The Company's clients have been adversely effected by PPS, as well as other trends in the long-term care industry resulting in certain of the Company's clients filing voluntary bankruptcy protection. Others may follow. These factors, in addition to delays in payments from clients has resulted in and could result in additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, the Company converts the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance the Company's ability to collect the amounts due. In some instances the Company obtains a security interest in certain of the debtors' assets. Additionally, the Company considers restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. The Company believes that such restructuring provides it with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

   The Company encounters difficulty in collecting amounts due from certain of its clients, including those in bankruptcy, those which have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company has recorded bad debt provisions of $3,250,000, $7,250,314 and $2,339,515 in the years ended December 31, 2000, 1999 and 1998, respectively. In making its evaluation, in addition to analyzing, and anticipating, where possible, the specific cases described above, management considers the general collection risk associated with trends in the long-term care industry.

   The Company has an $18,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow. This facility expires on September 30, 2001. Amounts drawn under the line are payable on demand. At December 31, 2000, there were no borrowings under the line. However, at such date, the Company had outstanding approximately $13,000,000 of irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance program. As a result of the letters of credit issued, the amount available under the line was reduced by approximately $13,000,000 at December 31, 2000.

   At December 31, 2000, the Company had $22,841,618 of cash and cash equivalents, which it views as its principal measure of liquidity.

   The level of capital expenditures by the Company is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment and laundry and linen equipment installations. Although the Company has no specific material commitments for capital expenditures through the end of calendar year 2001, it estimates that it will incur capital expenditures of approximately $2,000,000 during this period in connection with housekeeping equipment and laundry and linen equipment installations in its clients' facilities, as well as expenditures relating to internal data processing hardware and software requirements. The Company believes that its cash from operations, existing balances and credit line will be adequate for the foreseeable future to satisfy the needs of its operations and to fund its continued growth. However, if the need arose, the Company would seek to obtain capital from such sources as long-term debt or equity financing.

   In accordance with the Company's previously announced authorizations to purchase its outstanding common stock, the Company expended $761,875 to purchase 127,500 shares of its common stock during 2000 at an average price of $5.98 per common share. The Company remains authorized to purchase 321,450 shares pursuant to previous Board of Directors action.

Cautionary Statements Regarding Forward Looking Statements
Certain matters discussed may include forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, risks arising from the Company providing its services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; the effects of changes in regulations governing the industry and risk factors described in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000 in Part I thereof under "Government Regulations of Clients", "Competition" and "Service Agreements/Collections". The Company's clients have been adversely effected by the change in Medicare payments under the 1997 enactment of the Prospective Payment System ("PPS"), as well as other trends in the long-term care industry resulting in certain of the Company's clients filing voluntary bankruptcy petitions. Others may follow. These factors, in addition to delays in payments from clients has resulted in and could result in additional bad debts in the near future. Additionally, the Company's operating results would be adversely affected if unexpected increases in labor and labor related costs, materials, supplies and equipment used in performing its services could not be passed on to its clients.

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

Consolidated Balance Sheets

                                                                         December 31,
                                                                ----------------------------
                                                                   2000              1999
                                                                -----------      -----------
Assets
Current Assets:
   Cash and cash equivalents ...............................   $ 22,841,618      $17,198,687
   Accounts and notes receivable, less allowance for
     doubtful accounts of $4,914,000 in 2000 and
     $7,278,000 in 1999 ....................................     52,744,352       48,612,738
   Prepaid income taxes ....................................      1,128,624          843,889
   Inventories and supplies ................................      8,383,963        8,580,181
   Deferred income taxes ...................................        839,103        1,777,536
   Prepaid expenses and other ..............................      2,184,141        1,869,091
                                                               ------------      -----------
     Total current assets ..................................     88,121,801       78,882,122
Property and Equipment:
   Laundry and linen equipment installations ...............      7,303,508        7,824,038
   Housekeeping and office equipment .......................      9,696,825        9,012,178
   Autos and trucks ........................................         21,329           51,110
                                                               ------------      -----------
                                                                 17,021,662       16,887,326
   Less accumulated depreciation ...........................     11,863,635       10,990,792
                                                               ------------      -----------
                                                                  5,158,027        5,896,534
COSTS IN EXCESS OF FAIR VALUE OF
   NET ASSETS ACQUIRED
   less accumulated amortization of $1,635,531 in 2000
   and $1,527,908 in 1999 ..................................      1,719,946        1,827,569
DEFERRED INCOME TAXES ......................................      1,366,186          628,553
OTHER NONCURRENT ASSETS ....................................     11,976,905       10,795,104
                                                               ------------      -----------
                                                               $108,342,865      $98,029,882
                                                               ============      ===========
Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable ........................................   $  4,829,183      $ 2,472,021
   Accrued payroll, accrued and withheld payroll taxes .....      8,209,344        5,417,367
   Other accrued expenses ..................................        181,466          417,966
   Accrued insurance claims ................................        906,699          789,945
                                                               ------------      -----------
     Total current liabilities .............................     14,126,692        9,097,299
ACCRUED INSURANCE CLAIMS ...................................      3,410,916        2,971,697
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value: 30,000,000 shares
     authorized in 2000 and 15,000,000 authorized
     in 1999, 11,066,591 shares issued in 2000
     and 11,064,107 in 1999 ................................        110,666          110,641
   Additional paid in capital ..............................     25,315,753       25,297,284
   Retained earnings .......................................     66,140,713       60,552,961
   Common stock in treasury, at cost
     127,500 shares in 2000 ................................       (761,875)
                                                               ------------      -----------
   Total stockholders' equity ..............................     90,805,257       85,960,886
                                                               ------------      -----------
                                                               $108,342,865      $98,029,882
                                                               ============      ===========

                            See accompanying notes.

Consolidated Statements of Income

                                                                      Years Ended December 31,
                                                                 ---------------------------------
                                                          2000                  1999                  1998
                                                     ------------           ------------          ------------
Revenues                                             $254,668,213           $232,431,888          $204,869,023
Operating costs and expenses:
   Cost of services provided                          226,899,572            205,686,044           174,431,075
   Selling, general and administrative                 19,618,789             18,778,786            17,447,639
Other income:
   Interest income                                        988,900                756,003             1,400,544
                                                     ------------           ------------          ------------
Income before income taxes                              9,138,752              8,723,061            14,390,853
Income taxes                                            3,551,000              3,187,000             5,522,000
                                                     ------------           ------------          ------------
Net income                                           $  5,587,752           $  5,536,061          $  8,868,853
                                                     ============           ============          ============

Basic earnings per common share                      $        .51           $        .50          $        .79
                                                     ============           ============          ============
Diluted earnings per common share                    $        .51           $        .49          $        .77
                                                     ============           ============          ============

All per share data has been adjusted to reflect the 3-for-2 stock split paid in the form of a 50% stock dividend on August 27, 1998.

                            See accompanying notes.

Consolidated Statements of Cash Flows

                                                                     Years Ended December 31,
                                                                 --------------------------------
                                                          2000                  1999                 1998
                                                       ----------           -----------          -----------
Cash flows from operating activities:
   Net Income                                         $ 5,587,752           $ 5,536,061          $ 8,868,853
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
       Depreciation and amortization                    2,210,157             2,149,735            2,080,823
       Bad debt provision                               3,250,000             7,250,314            2,339,515
       Deferred income taxes (benefits)                   200,800                49,500             (820,800)
       Tax benefit of stock option
         transactions                                         192                45,427              571,985
   Changes in operating assets and liabilities:
     Accounts and notes receivable                     (7,381,614)          (10,796,225)         (10,845,682)
     Prepaid income taxes                                (284,735)             (843,889)             366,712
     Inventories and supplies                             196,218              (776,745)            (463,509)
     Long-term notes receivable                        (1,104,013)             (548,392)             629,765
     Accounts payable and other
       accrued expenses                                 2,120,662            (1,795,361)            (535,055)
     Accrued payroll, accrued and
       withheld payroll taxes                           2,791,977               269,733            1,377,324
     Accrued insurance claims                             555,973               961,451             (871,915)
     Income taxes payable                                                      (283,980)             283,980
     Prepaid expenses and other assets                   (392,836)              427,920              337,708
                                                      -----------           -----------          -----------
     Net cash provided by operating
       activities                                       7,750,533             1,645,549            3,319,704
                                                      -----------           -----------          -----------
Cash flows from investing activities:
   Disposals of fixed assets                              439,848             1,049,008              400,165
   Additions to property and equipment                 (1,803,877)           (2,884,602)          (2,816,996)
                                                      -----------           -----------          -----------
     Net cash used in investing activities             (1,364,029)           (1,835,594)          (2,416,831)
                                                      -----------           -----------          -----------
Cash flows from financing activities:
   Purchase of treasury stock                            (761,875)             (183,750)          (3,496,000)
   Proceeds from the exercise of stock
     options                                               18,302               371,074            2,020,316
                                                      -----------           -----------          -----------
     Net cash provided by (used in)
     financing activities                                (743,573)              187,324           (1,475,684)
                                                      -----------           -----------          -----------
   Net Increase (decrease) in cash and
     cash equivalents                                   5,642,931                (2,721)            (572,811)
   Cash and cash equivalents at
     beginning of the year                             17,198,687            17,201,408           17,774,219
                                                      -----------           -----------          -----------
   Cash and cash equivalents at end of
     the year                                         $22,841,618           $17,198,687          $17,201,408
                                                      ===========           ===========          ===========

                            See accompanying notes.

Consolidated Statement of Stockholders' Equity

                                                                   Years Ended December 31, 2000, 1999 and 1998
                                                                 ------------------------------------------------
                                                                        Additional                                     Total
                                                    Common Stock          Paid-in        Retained       Treasury    Stockholders'
                                                Shares      Amount        Capital        Earnings         Stock         Equity
                                             ----------  -----------  -------------     ----------      --------    -------------
Balance, December 31, 1997                    7,386,863     $73,869     $26,005,004     $46,148,047   $       --     $72,226,920
   Three-for-two stock split                  3,693,432      36,934         (36,934)
   Net income for year                                                                    8,868,853                    8,868,853
   Exercise of stock options                    322,912       3,229       2,017,087                                    2,020,316
   Tax benefit arising from
     stock transactions                                                     571,985                                      571,985
   Purchase of common stock
     for treasury (369,000 shares)                                                                    (3,496,000)     (3,496,000)
   Treasury stock retired                      (369,000)     (3,690)     (3,492,310)                   3,496,000
                                             ----------  ----------     -----------     -----------   ----------     -----------
Balance, December 31, 1998                   11,034,207     110,342      25,064,832      55,016,900           --      80,192,074
   Net income for year                                                                    5,536,061                    5,536,061
   Exercise of stock options                     50,900         509         370,565                                      371,074
   Tax benefit arising from
     stock transactions                                                      45,427                                       45,427
   Purchase of common stock
     for treasury (21,000 shares)                                                                       (183,750)       (183,750)
   Treasury stock retired                       (21,000)       (210)       (183,540)                     183,750
                                             ----------  ----------     -----------     -----------   ----------     -----------
Balance, December 31, 1999                   11,064,141     110,641      25,297,284      60,552,961           --      85,960,886
   Net income for year                                                                    5,587,752                    5,587,752
   Exercise of stock options                      2,450          25          18,277                                       18,302
   Tax benefit arising from
     stock transactions                                                         192                                          192
   Purchase of common
     stock for treasury
     (127,500 shares)                                                                                   (761,875)       (761,875)
                                             ----------  ----------     -----------     -----------   ----------     -----------
Balance, December 31, 2000                   11,066,591    $110,666     $25,315,753     $66,140,713     (761,875)    $90,805,257
                                             ==========  ==========     ===========     ===========   ==========     ===========

                            See accompanying notes.

Notes to Consolidated Financial Statements

Note 1--Summary of Significant Accounting Policies

General
The Company provides housekeeping, laundry, linen, facility maintenance and food services exclusively to the healthcare industry, primarily to nursing homes, rehabilitation centers, retirement facilities and hospitals principally located in the United States.

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

   At December 31, 2000, the Company had notes receivable aggregating approximately $8,000,000 that are impaired. During 2000, the Company increased its reserve against these notes by $3,400,000 and charged the reserve $4,200,000 for write-offs resulting in a reserve balance at December 31, 2000 of $1,800,000. During 2000, the average outstanding balance of these notes receivable was $8,100,000 and no interest income was recognized.

   At December 31, 1999, the Company had notes receivable aggregating $8,200,000 that are impaired. During 1999, the Company increased its reserve against these notes by $2,900,000 and charged the reserve $4,400,000 for write-offs resulting in a reserve balance at December 31, 1999 of $2,600,000. During 1999, the average outstanding balance of these notes receivable was $6,800,000 and no interest income was recognized.

   At December 31, 1998, the Company had notes receivable aggregating $5,300,000 that are impaired. During 1998, the Company increased its reserve against these notes by $3,250,000 and charged the reserve $50,000 for write-offs resulting in a reserve balance at December 31, 1998 of $4,100,000. During 1998, the average outstanding balance of these notes receivable was $3,500,000 and no interest income was recognized.

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

Revenue recognition
Revenues from service agreements are recognized as services are performed. The Company (as a distributor of laundry equipment since 1981) occasionally makes sales of laundry installations to certain clients. The sales in most cases represent the construction and installation of a turn-key operation and are for payment terms ranging from 36 to 60 months. The Company's accounting policy for these sales is to recognize the gross profit over the life of the original payment terms associated with the financing of the transactions by the Company. During 2000, 1999 and 1998, laundry installation sales were not material.

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

   Income taxes paid were approximately $3,345,000, $4,169,000 and $5,120,000 during 2000, 1999 and 1998, respectively.

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

Costs in excess of fair value of net assets
Costs in excess of the fair value of net assets of businesses acquired are amortized on a straight-line basis over periods not exceeding forty years. All of the carrying value at December 31, 2000 resulted from a 1985 acquisition which is being amortized over a thirty-one year period. Amortization charged to earnings was $107,624 per year for the years 2000, 1999 and 1998, respectively.

   On an ongoing basis, management reviews the valuation and amortization of costs in excess of fair value of net assets acquired. As part of this review, the Company estimates the value and future benefits of the expected cash flows generated by the related service agreements to determine that no impairment has occurred.

Other noncurrent assets
Other noncurrent assets consist of:
                                                 2000              1999
                                             -----------       -----------
Long-term notes receivable                   $11,400,615       $10,296,602
Deferred compensation funding                    349,384                --
Other                                            226,906           498,502
                                             -----------       -----------
                                             $11,976,905       $10,795,104
                                             ===========       ===========

Long-term notes receivable primarily represent trade receivables that were converted to notes to enhance collection efforts.

Reclassification
Certain reclassifications to prior periods reported amounts have been made in the financial statements to conform to 2000 presentation.

Concentrations of Credit Risk
Statement of Financial Accounting Standards No. 105 (SFAS No. 105) requires the disclosure of significant concentrations of credit risk, regardless of the degree of such risk. Financial instruments, as defined by SFAS No. 105, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts and notes receivable. At December 31, 2000 and 1999, substantially all of the Company's cash and cash equivalents were invested with one financial institution. The Company's clients are concentrated in the health care industry, primarily providers of long-term care. Legislation enacted in August 1997 changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998, of a Medicare Prospective Payment System ("PPS") for skilled nursing facilities which significantly changed the manner and the amounts of reimbursement they receive. The Company's clients have been adversely effected by PPS, as well as other trends in the long-term care industry resulting in certain of the Company's clients filing voluntary bankruptcy petitions. Others may follow. These factors, in addition to delays in payments from clients has resulted in and could result in additional bad debts in the near future. The clients are comprised of many companies with a wide geographical dispersion within the United States. At December 31, 2000, no single client or nursing home chain accounted for more than 10% of total revenue.

Fair Value of Financial Instruments
The carrying value of cash and cash equivalents are assumed to be at fair value because of the liquidity of the instruments. Accounts and notes receivable and accounts payable are assumed to be at fair value because of the short term maturity of the portfolio.

Use of Estimates in Financial Statements
In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2--Lease Commitments

The Company leases office facilities, equipment and autos under operating leases expiring on various dates through 2006 and certain office leases contain renewal options (see Note 5). The following is a schedule, by calendar years, of future minimum lease payments under operating leases having remaining terms in excess of one year as of December 31, 2000:

                                                         Operating
Year                                                      Leases
----                                                   ------------
2001 ...........................................       $  777,274
2002 ...........................................          543,485
2003 ...........................................          488,290
2004 ...........................................          352,312
2005 and thereafter ............................          254,839
                                                       ----------
Total minimum lease payments ...................       $2,416,199
                                                       ==========

Total expense for all operating leases was $832,211, $635,951 and $861,245 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

   As of December 31, 2000, 1,331,504 shares of common stock were reserved under the incentive stock option plans, including 236,766 shares which were available for future grant. The Stock Option Committee is responsible for determining the individuals who will be granted options, the number of options each individual will receive, the option price per share, and the exercise period of each option. The incentive stock option price will not be less than the fair market value of the common stock on the date the option is granted. No option will have a term in excess of ten years and are exercisable commencing six months from the option date. As to any stockholder who owns 10% or more of the common stock, the option price per share will be no less than 110% of the fair market value of the common stock on the date the options are granted and such options shall not have a term in excess of five years.

   As of December 31, 2000, options outstanding, under the Incentive Stock Option Plans, for 880,759 shares were exercisable at prices ranging from $5.67 to $9.90, and the weighted average remaining contractual life was 6.0 years. The weighted average fair value of incentive options granted during 2000, 1999 and 1998 was $2.15, $3.02 and $3.74, respectively.

A summary of incentive stock option activity is as follows:

                                                                     Incentive Stock Options
                                          -----------------------------------------------------------------------------
                                                   2000                       1999                      1998
                                          ------------------------   -----------------------    -----------------------
                                          Average          Number      Average       Number       Average      Number
                                           Price         of Shares      Price      of Shares       Price      of Shares
                                          -------        ---------   ------------  ---------    ----------    ---------
Beginning of period                        $7.43          959,418       $7.63        795,355       $7.11       914,076
Granted                                     5.11          213,979        6.86        325,350        8.43       169,169
Cancelled                                   6.40          (76,209)       7.25       (117,887)       5.70       (17,326)
Exercised                                   7.47           (2,450)       7.24        (43,400)       6.48      (270,564)
                                           -----        ---------       -----       --------       -----      --------
End of period                              $7.05        1,094,738       $7.43        959,418       $7.63       795,355
                                           =====        =========       =====       ========       =====      ========

Exercisable at end of period               $7.52          880,759       $7.72        634,086       $7.42       626,186
                                           =====        =========       =====       ========       =====      ========

   The Company has granted non-qualified stock options primarily to officer-employees and directors under either the Company's 1995 Incentive and Non-Qualified Stock Option Plan for key employees and the Company's 1996 Non-Employee Director's Stock Option Plan. Amendments to the 1995 Plan, as well as the 1996 Plan were adopted on March 6, 1996 and approved by shareholders on June 4, 1996. Pursuant to the terms of the 1996 Non-Employee Director's Stock Option Plan, each eligible non-employee director receives an automatic grant based on a prescribed formula on the fixed annual grant date. The non-qualified options were granted at option prices which were not less than the fair market value of the common stock on the date the options were granted. The options are exercisable over a five to ten year period, commencing six months from the option date.

   As of December 31, 2000, non-qualified options outstanding, under the above mentioned plans, for 363,477 shares were exercisable at prices ranging from $5.67 to $9.21, and the weighted average remaining contractual life was 4.1 years. The weighted average fair value of non-qualified options granted during 2000, 1999 and 1998 was $3.04, $4.03 and $5.53, respectively.

A summary of non-qualified stock option activity is as follows:

                                                                   Non Qualified Stock Options
                                             -----------------------------------------------------------------------
                                                      2000                    1999                     1998
                                             ----------------------    --------------------     --------------------
                                             Average       Number      Average      Number      Average      Number
                                              Price      of Shares      Price     of Shares      Price     of Shares
                                             -------     ----------    -------    ---------     -------    ---------
Beginning of period                           $7.00        428,331      $7.13      478,696       $6.84      495,525
Granted                                        5.16         37,246       6.75       24,950        8.60       52,156
Cancelled                                     $6.04        (64,854)      7.78      (67,815)         --           --
Exercised                                        --             --       7.58       (7,500)       6.19      (68,985)
                                              -----        -------      -----      -------       -----      -------
End of period                                 $6.98        400,723      $7.00      428,331       $7.13      478,696
                                              =====        =======      =====      =======       =====      =======
Exercisable at end of period                  $7.17        363,477      $7.01      403,381       $6.95      426,540
                                              =====        =======      =====      =======       =====      =======

The Company applies APB Opinion 25 in measuring stock compensation. Accordingly, no compensation cost has been recorded for options granted to employees or directors in the years ended December 31, 2000, 1999 and 1998. The fair value of each option granted has been estimated on the grant date using the Black-Scholes Option Valuation Model. The following assumptions were made in estimating fair value:

                                               2000                    1999                     1998
                                         ---------------          ---------------          ---------------
Risk-Free Interest-Rate                  5.37% and 5.49%          6.44% and 6.68%          4.53% and 4.94%
Expected Life                            5 and 10 years           5 and 10 years           5 and 10 years
Expected Volatility                      39.0% and 38.7%          34.0% and 36.0%          42.0% and 49.3%

Had compensation cost been determined under FASB Statement No. 123, net income and earnings per share would have been reduced as follows:

                                                   (in thousands except per share data)
                                                          Year Ended December 31,
                                                   ------------------------------------
                                                       2000        1999         1998
                                                      ------      ------       ------
Net Income
   As reported                                        $5,588      $5,536       $8,869
   Pro forma                                          $4,558      $4,763       $8,682

Basic Earnings Per Common Share
   As reported                                        $  .51      $  .50       $  .79
   Pro forma                                          $  .42      $  .43       $  .78

Diluted Earnings Per Common Share
   As reported                                        $  .51      $  .49       $  .77
   Pro forma                                          $  .41      $  .42       $  .75

Note 4--Income Taxes

The provision for income taxes consists of:

                                            Year Ended December 31,
                                      -----------------------------------
                                         2000        1999          1998
                                      ----------  ----------   ----------
Current:
   Federal                            $2,507,800  $2,449,700   $4,789,900
   State                                 842,400     687,800    1,552,900
                                      ----------  ----------   ----------
                                        3,350,200  3,137,500    6,342,800
                                      ----------  ----------   ----------
Deferred:
   Federal                               155,400         500     (631,700)
   State                                  45,400      49,000     (189,100)
                                      ----------  ----------   ----------
                                         200,800      49,500     (820,800)
                                      ----------  ----------   ----------
Tax Provision                         $3,551,000  $3,187,000   $5,522,000
                                      ==========  ==========   ==========

Under FAS 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's federal and state deferred tax assets and liabilities are as follows:

                                                       Year Ended December 31,
                                                       -----------------------
                                                          2000        1999
                                                       ----------  ----------
Net current deferred tax assets:
Allowance for doubtful accounts ...................    $1,960,686  $2,903,922
Accrued insurance claims - current ................       361,773     315,188
Expensing of housekeeping supplies ................    (1,496,333) (1,449,280)
Other .............................................        12,977       7,706
                                                       ----------  ----------
                                                       $  839,103  $1,777,536
                                                       ==========  ==========
Net noncurrent deferred tax assets:
Deferred profit on laundry installation sales .....    $   27,273  $   76,803
Non-deductible reserves ...........................       426,306      95,600
Depreciation of property and equipment ............      (646,639)   (742,268)
Accrued insurance claims- noncurrent ..............     1,360,955   1,185,707
Deferred compensation .............................       180,475          --
Other .............................................        17,816      12,711
                                                       ----------  ----------
                                                       $1,366,186  $  628,553
                                                       ==========  ==========

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes is as follows:

                                                 Year Ended December 31,
                                          -----------------------------------
                                              2000       1999         1998
                                          ----------  ----------   ----------
Tax expense computed at
   statutory rate                         $3,107,200  $2,965,800   $4,892,900
Increases (decreases) resulting
   from:
   State income taxes, net of
     federal tax benefit                     586,000     486,300      900,100
   Settlement of prior years'
     income tax examination                       --    (328,100)          --
   Tax exempt interest                       (97,500)    (91,900)        (400)
   Amortization of costs in
     excess of fair value of
     net assets acquired                      36,600      36,600       36,600
   Other, net                                (81,300)    118,300     (307,200)
                                          ----------  ----------   ----------
                                          $3,551,000  $3,187,000   $5,522,000
                                          ==========  ==========   ==========

In June, 1999, the Internal Revenue Service concluded its examination of the tax years ended December 31, 1997 and 1996. As a result, previously established reserves are no longer required. The effective rate for 1999 was reduced to reflect the reversal of these reserves.

Note 5--Related Party Transactions

The Company, through September, 1999, leased its corporate offices from a partnership in which the chief executive officer of the Company is a general partner. The rental payments made during the years ended December 31, 1999 and 1998 were $66,463 and $88,617, respectively.

   A director of the Company has an ownership interest in several client facilities which have entered into service agreements with the Company. During the years ended December 31, 2000, 1999 and 1998 the agreements with the client facilities which the director has an ownership interest resulted in Company revenues of approximately $3,265,000, $3,033,000 and $2,931,000, respectively.

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

The Company earned revenue in the following service business categories:

                                                Year Ended December 31,
                                     ------------------------------------------
                                          2000          1999           1998
                                     ------------   ------------   ------------
Housekeeping services                $161,840,927   $150,343,572   $134,727,421
Laundry & linen services               68,285,181     67,013,585     53,065,926
Food services                          21,602,962     12,113,838     13,373,320
Maintenance services &
   other                                2,939,143      2,960,893      3,702,356
                                     ------------   ------------   ------------
                                     $254,668,213   $232,431,888   $204,869,023
                                     ============   ============   ============

Note 7--Earnings Per Common Share

A reconciliation of the numerator and denominators of basic and diluted earnings per common share is as follows:

                                                                  Year Ended December 31, 2000
                                                      -------------------------------------------------
                                                        Income              Shares            Per-share
                                                      (Numerator)        (Denominator)          Amount
                                                      -----------        -------------        ----------
Net Income                                             $5,587,752
                                                       ==========
Basic earnings per
   common share                                        $5,587,752         10,963,937          $      .51
Effect of dilutive
   securities:
   Options                                                                    19,028
                                                       ----------         ----------          ----------
Diluted earnings per
   common share                                        $5,587,752         10,982,965          $      .51
                                                       ==========         ==========          ==========

                                                                  Year Ended December 31, 1999
                                                      -------------------------------------------------
                                                        Income              Shares            Per-share
                                                      (Numerator)        (Denominator)          Amount
                                                      -----------        -------------        ----------
Net Income                                             $5,536,061
                                                       ==========
Basic earnings per
   common share                                        $5,536,061         11,052,728          $      .50
Effect of dilutive
   securities:
   Options                                                                   232,864
                                                       ----------         ----------          ----------
Diluted earnings per
   common share                                        $5,536,061         11,285,592          $      .49
                                                       ==========         ==========          ==========

                                                                  Year Ended December 31, 1998
                                                      -------------------------------------------------
                                                        Income              Shares            Per-share
                                                      (Numerator)        (Denominator)          Amount
                                                      -----------        -------------        ----------
Net Income                                             $8,868,853
                                                       ==========
Basic earnings per
   common share                                        $8,868,853         11,187,615          $      .79
Effect of dilutive
   securities:
   Options                                                                   324,582
                                                       ----------         ----------          ----------
Diluted earnings per
   common share                                        $8,868,853         11,512,197          $      .77
                                                       ==========         ==========          ==========

   Options to purchase 1,176,288, 151,284 and 27,215 shares of common stock at an average exercise price of $7.57, $9.38 and $9.78 for the years ended December 31, 2000, 1999 and 1998, respectively were outstanding during such years but not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market value of the common shares.

Note 8-- Contingencies

The Company has an $18,000,000 bank line of credit under which it may draw to meet short-term liquidity requirements or for other purposes, that expires on September 30, 2001. Amounts drawn under the line are payable upon demand. At both December 31, 2000 and 1999, there were no borrowings under the line. However, at such dates, the Company had outstanding approximately $13,000,000 of irrevocable standby letters of credit, which relates to payment obligations under the Company's insurance program. As a result of letters of credit issued, the amount available under the line was reduced by approximately $13,000,000 at both December 31, 2000 and 1999.

   The Company is also involved in miscellaneous claims and litigation arising in the ordinary course of business. The Company believes that these matters, taken individually or in the aggregate, would not have a material adverse impact on the Company's financial position or results of operations.

   Legislation enacted in August 1997 changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998, of a Medicare Prospective Payment System ("PPS") for skilled nursing facilities which significantly changed the manner and the amounts of reimbursement they receive. The Company's clients have been adversely affected by PPS, as well as other trends in the long-term care industry resulting in certain of the Company's clients filing bankruptcy. Others may follow. These factors, in addition to delays in payments from clients has resulted in and could result in additional bad debts in the near future.

Note 9--Accrued Insurance Claims

For years 1998 through 2000, the Company has a Paid Loss Retrospective Insurance Plan for general liability and workers' compensation insurance. Under these plans, pre-determined loss limits are arranged with an insurance company to limit both the Company's per occurrence cash outlay and annual insurance plan cost.

   For worker's compensation, the Company records a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of the Company's historical data and actuarial analysis done by an independent company. The accrued insurance claims were reduced by approximately $2,975,000, $2,763,000 and $2,200,000 at December 31, 2000, 1999 and 1998, respectively in order to record the estimated present value at the end of each year using an 8% interest factor. For general liability insurance, the Company records a reserve for the estimated ultimate amounts to be paid for known claims.

Note 10--Employee Benefit Plans

Employee Stock Purchase Plan

Effective January 1, 2000, the Company initiated a non-compensatory Employee Stock Purchase Plan ("the ESPP") for all eligible employees. All full-time and certain part-time employees who have completed two years of continuous service with the Company are eligible to participate. The implementation of the ESPP is by four annual offerings with the first annual Offering Commencing on January 1, 2000. The remaining three annual offerings likewise commence on the respective year's first calendar day. Under the ESPP, the Company is authorized to issue up to 800,000 shares of its common stock to its employees. Furthermore, under the terms of the ESPP, eligible employees can choose each year to have up to $25,000 of their annual earnings withheld to purchase the Company's Common Stock. The purchase price of the stock is 85% of the lower of its beginning or end of the plan year market price. As a result of the 2000 annual offering, a total of 38,753 shares of the company's common stock were purchased at $5.42 per common share under the ESPP. Such shares were issued on January 6, 2001.

Retirement Savings Plan

On October 1, 1999, the Company established a retirement savings plan for non-highly compensated employees ("the RSP") under Section 401(k) of the Internal Revenue Code. The RSP allows eligible employees to contribute up to fifteen percent (15%) of their compensation on a pre-tax basis. There is no match by the Company.

Deferred Compensation Plan

Effective January 1, 2000, the Company initiated a Supplemental Executive Retirement Plan ("the SERP") for certain key executives and employees. The SERP is not qualified under section 401 of the Internal Revenue Code. Under the SERP, participants may defer up to fifteen percent (15%) of their income on a pre-tax basis. As of the last day of each plan year, each participant will receive a twenty-five percent (25%) match of their deferral in the Company's common stock based on the then current market value. SERP participants fully vest in the Company's match three years from the last day of the initial year of participation. The income deferred and the Company match are unsecured and subject to the claims of general creditors of the Company. The amount expensed under the SERP during the year ended December 31, 2000 was approximately $34,000, which was funded through the reissuance to the SERP's trustee of 15,822 common shares of the Company's treasury stock. The SERP's trust account had a balance of approximately $349,000 at December 31, 2000. The Account's investments are recorded at their fair value which is based on quoted market prices. Accordingly, the Company recorded unrealized losses of approximately $54,000 on such investments during 2000. The trust account is included in other noncurrent assets in the accompanying balance sheets.

Note 11--1999 Fourth Quarter Adjustments - Unaudited

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

Note 12--Selected Quarterly Financial Data (Unaudited)

                                                   (in thousands except for per share data)
                                                              Three Months Ended
                                                ----------------------------------------------
                                                March 31     June 30     July 31   December 31
                                                --------     -------     --------  -----------
2000
Revenues                                         $60,127     $63,850      $65,211     $65,480
Operating costs and expenses                     $57,880     $61,219      $62,513     $64,906
Income before income taxes                       $ 2,461     $ 2,854      $ 2,963     $   861
Net income                                       $ 1,501     $ 1,754      $ 1,808     $   525
Basic earnings per common share                  $   .14     $   .16      $   .17     $   .05
Diluted earnings per common share                $   .14     $   .16      $   .17     $   .05

1999
Revenues                                         $55,622     $56,883      $59,620     $60,307
Operating costs and expenses                     $51,704     $53,337      $55,891     $63,533
Income (loss) before income taxes                $ 4,116     $ 3,756      $ 3,905    ($ 3,054)
Net income (loss)                                $ 2,429     $ 2,437      $ 2,436     $(1,766)
Basic earnings (loss)
   per common share                              $   .22     $   .22      $   .22     $  (.16)
Diluted earnings (loss)
   per common share                              $   .21     $   .22      $   .22     $  (.16)

Report Of Independent Certified Public Accountants

The Stockholders and Board of Directors
Healthcare Services Group, Inc.

We have audited the accompanying consolidated balance sheets of Healthcare Services Group, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Healthcare Services Group, Inc. at December 31, 2000 and 1999 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP
------------------------

New York, New York
February 14, 2001

Market Makers
As of the end of 2000, the following firms were making a market in the shares of Healthcare Services Group, Inc.:
Salomon Smith Barney Inc.
Spears, Leeds & Kellogg
Knight Securities L.P.
C.L. King & Associates
Herzog, Heine, Geduld, Inc.
Wedbush Morgan Securities, Inc.
Robetti & Co., Inc.

About Your Shares
Healthcare Services Group, Inc.'s common stock is traded on the NASDAQ National Market System of the over-the-counter market. On December 31, 2000 there were 10,939,091 of the Company's common shares issued and outstanding. As of March 8, 2001 there were approximately 494 holders of record of the common stock, including holders whose stock was held in nominee name by brokers or other nominees. It is estimated that there are approximately 2,600 beneficial holders.

Price quotations during the two years ended December 31, 2000, ranged as follows:

                    2000 High       2000 Low
                    ---------       --------
1st Qtr. .........     9.688          5.000
2nd Qtr. .........     5.438          3.719
3rd Qtr. .........     5.500          4.531
4th Qtr. .........     6.375          4.750

                    1999 High       1999 Low
                    ---------       --------
1st Qtr. .........    11.500          9.125
2nd Qtr. .........    10.625          8.750
3rd Qtr. .........     9.875          7.875
4th Qtr. .........     8.500          6.625


Transfer Agent                                         Independent Certified Public Accountants
American Stock Transfer & Trust Co.                    Grant Thornton LLP
99 Wall St.                                            The Chrysler Center
New York, NY 10005                                     666 Third Avenue
                                                       New York, NY 10017

Corporate Counsel                                      Corporate Offices
Olshan Grundman Frome                                  Healthcare Services Group, Inc.
   Rosenzweig LLP                                      3220 Tillman Drive, Suite 300
505 Park Ave.                                          Bensalem, PA 19020
New York, NY 10022                                     215-639-4274

Stock Listing                                          Annual Stockholders' Meeting
Listed on the NASDAQ                                   Date - May 22, 2001
National Market System Symbol - "HCSG"                 Time - 10:00 A.M.
                                                       Place - The Radisson Hotel of Bucks County
                                                               2400 Old Lincoln Highway
                                                               Trevose, PA 19047

Officers and Corporate Management

Daniel P. McCartney                                    John D. Kelly
Chief Executive Officer                                Western Divisional Vice President

Thomas A. Cook                                         Nicholas R. Marino
President & Chief Operating Officer                    Human Resources Director

Curt Barringer                                         Michael E. McBryan
Southeast Divisional Vice President                    Mid-Atlantic Divisional Vice President

Thomas B. Carpenter                                    Bryan D. McCartney
General Counsel                                        Mid-Atlantic Divisional Vice President

James L. DiStefano                                     Joseph F. McCartney
Chief Financial Officer and Treasurer                  Northeastern Divisional Vice President

Michael Hammond                                        James P. O'Toole
Western Regional Vice President                        Mid-Atlantic Regional Vice President

Michael Harder                                         Brian M. Waters
Vice President - Credit Administration                 Vice President - Operations

Richard W. Hudson
Vice President - Finance and Secretary


Directors

Daniel P. McCartney                                    Robert L. Frome, Esq.
Chairman & Chief Executive Officer                     Senior Partner - Olshan Grundman Frome Rosenzweig LLP

Thomas A. Cook                                         Robert J. Moss, Esq.
President & Chief Operating Officer                    President - Moss Associates

Joseph F. McCartney                                    John M. Briggs, CPA
Northeastern Divisional Vice President                 Partner - Briggs, Bunting & Dougherty LLP

Barton D. Weisman
President & CEO-H.B.A. Corp.

W. Thacher Longstreth
Philadelphia City Council Member

Availability of Form 10-K
A copy of Healthcare Services Group, Inc.'s 2000 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, will be provided without charge to each shareholder making a written request to the Investor Relations Department of the Company at its Corporate Offices.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         Not Applicable


                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         The information regarding Directors and executive officers is incorporated herein by reference to the Company's definitive proxy statement to be mailed to its shareholders in connection with its 2001 Annual Shareholders' Meeting and to be filed within 120 days of the close of the year ended December 31, 2000.

         Directors holding approximately 10.4% of the outstanding voting stock of the Registrant have been deemed to be "affiliates" solely for the purpose of calculating the aggregate market value of the voting stock held by non-affiliates set forth on the cover page of this Report.

Item 11. Executive Compensation

         The information regarding executive compensation is incorporated herein by reference to the Company's definitive proxy statement to be mailed to shareholders in connection with its 2001 Annual Shareholders Meeting and to be filed within 120 days of the close of the fiscal year ended December 31, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's definitive proxy statement to be mailed to shareholders in connection with its 2001 Annual Meeting and to be filed within 120 days of the close of the fiscal year ending December 31, 2000.

         Directors holding approximately 12% of the outstanding voting stock of the registrant have been deemed to be "affiliates" solely for the purpose of computing the aggregate market value of the voting stock held by non-affiliates set forth on the cover page of this Repot.

Item 13. Certain Relationships and Related Transactions

         The information regarding certain relationship and related transactions is incorporated herein by reference to the Company's definitive proxy statement mailed to shareholders in connection with its 2001 Annual Shareholders Meeting and to be filed within 120 days of the close of the fiscal year ended December 31, 2000.

                                     PART IV

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)      1.       Financial Statements
                  The documents shown below are contained in the Company's
         Annual Report to Shareholders for 2000 and are incorporated herein by reference, copies of which accompany this report.

         Report of Independent Certified Public Accountants.
         Balance Sheets as of December 31, 2000 and 1999.
         Statements of Income for the three years ended December 31, 2000, 1999 and 1998.
         Statements of Cash Flows for the three years ended December 31, 2000, 1999 and 1998.
         Statement of Stockholders' Equity for the three years ended
         December 31, 2000, 1999 and 1998.
         Notes to Financial Statements.

         2.       Financial Statement Schedules
                  Included in Part IV of this report:

         Report of Independent Certified Public Accountants.
         Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 2000, 1999 and 1998.


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

3.2 Amendment to Articles of Incorporation of the Registrant as of May 30, 2000, is attached.

3.3 Amended By-Laws of the Registrant as of July 18, 1990, are incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-2 (File No. 33-35798).

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

10.1 1995 Incentive and Non-Qualified Stock Option Plan, as amended (incorporated by reference to Exhibit 4(d) of the Form S-8 filed by the Registrant, Commission File No. 33-58765).

10.2 Amendment to the 1995 Employee Stock Option Plan is incorporated by reference To Exhibit 4(a) of Registrant's Registration Statement on Form S-8 (Commission File No. 333-46656)

10.3 1996 Non-Employee Directors' Stock Option Plan, Amended and Restated as of October 28, 1997 (incorporated by reference to Exhibit 10.6 of Form 10-Q Report filed by Registrant on November 14, 1997)

10.4 1995 Non-Qualified Stock Option Plan for Directors (incorporated by reference to the Company's Definitive Proxy Statement dated April 21, 1995.)

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

Dated:  March 19, 2001              HEALTHCARE SERVICES GROUP, INC.
                                              (Registrant)

                         By:  /s/ Daniel P. McCartney
                              -----------------------
                              Daniel P. McCartney
                              Chief Executive Officer and Chairman of the Board

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated:

      Signature                        Title                        Date
      ---------                        -----                        ----

/s/ Daniel P. McCartney    Chief Executive Officer and        March 19, 2001
-----------------------    Chairman
Daniel P. McCartney

/s/ Joseph F. McCartney    Director and Vice President        March 19, 2001
-----------------------
Joseph F. McCartney

/s/ W.Thacher Longstreth   Director                           March 19, 2001
------------------------
W. Thacher Longstreth

/s/ Barton D. Weisman      Director                           March 19, 2001
------------------------
Barton D. Weisman

/s/ Robert L. Frome        Director                           March 19, 2001
------------------------
Robert L. Frome

/s/ Thomas A. Cook         Director, President and            March 19, 2001
------------------------   Chief Operating Officer
Thomas A. Cook

/s/ John M. Briggs         Director                           March 19, 2001
------------------------
John M. Briggs

/s/ Robert J. Moss         Director                           March 19, 2001
------------------------
Robert J. Moss

/s/ James L. DiStefano     Chief Financial Officer and        March 19, 2001
------------------------   Treasurer
James L. DiStefano

/s/ Richard W. Hudson      Vice President-Finance,            March 19, 2001
------------------------   Secretary and Chief
Richard W. Hudson          Accounting Officer