Form 10-Q
period 2001-03-31
HEALTHCARE SERVICES GROUP INC
filed 2001-05-02
CIK 731012

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended March 31, 2001 Commission File Number 0-12015

                         HEALTHCARE SERVICES GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                      23-2018365
-------------------------------                      ---------------------------
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

                             YES   X          NO
                                 -----          ------

Number of shares of common stock, issued and outstanding as of May 1, 2001 is 10,882,844

                                Total of 14 Pages

                                      INDEX


PART I.        FINANCIAL INFORMATION                                    PAGE NO.
               ---------------------                                    --------
          Consolidated Balance Sheets as of                                2
          March 31, 2001 and  December 31, 2000

          Consolidated Statements of Income for the Three Months Ended     3
          March 31, 2001 and 2000

          Consolidated Statements of Cash Flows for the Three Months      4 - 5
          ended March 31, 2001 and 2000

          Notes To Consolidated Financial Statements                      6 - 7

          Management's  Discussion and Analysis of Financial Condition    8 - 11
          and Results Of Operations


Part II.  Other Information                                                 12
          -----------------

          Signatures                                                        13

                            HEALTHCARE SERVICES GROUP, INC.
                              Consolidated Balance Sheets
                                      (Unaudited)

                                                                                March 31,         December 31,
                                                                                  2001               2000
                                                                              --------------------------------
ASSETS
CURRENT ASSETS:
              Cash and cash equivalents                                       $ 21,417,926        $ 22,841,618
              Accounts and notes  receivable, less allowance
                for doubtful accounts of $5,173,000 in 2001 and
                $4,914,000 in 2000                                              51,771,234          52,744,352
              Prepaid income taxes                                                                   1,128,624
              Inventories and supplies                                           8,053,811           8,383,963
              Deferred income taxes                                              1,009,883             839,103
              Prepaid expenses and other                                         2,156,248           2,184,141
                                                                              ------------        ------------
                   Total current assets                                         84,409,102          88,121,801
PROPERTY AND EQUIPMENT:
              Laundry and linen equipment installations                          7,014,951           7,303,508
              Housekeeping and office equipment                                  9,854,513           9,696,825
              Autos and trucks                                                      21,329              21,329
                                                                              ------------        ------------
                                                                                16,890,793          17,021,662
              Less accumulated depreciation                                     11,932,211          11,863,635
                                                                              ------------        ------------
                                                                                 4,958,582           5,158,027
COST IN EXCESS OF FAIR VALUE OF NET
  ASSETS ACQUIRED less accumulated
   amortization of  $1,662,437  in 2001  and
  $1,635,531  in  2000                                                           1,693,040           1,719,946
DEFERRED INCOME TAXES                                                            1,378,206           1,366,186
OTHER NONCURRENT ASSETS                                                         12,553,082          11,976,905
                                                                              ------------        ------------
                                                                              $104,992,012        $108,342,865
                                                                              ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
              Accounts payable                                                 $ 4,391,460         $ 4,829,183
              Accrued payroll, accrued and withheld payroll taxes                4,051,275           8,209,344
              Income taxes payable                                                  15,766
              Other accrued expenses                                               101,631             181,466
              Accrued insurance claims                                             904,832             906,699
                                                                              ------------        ------------
                   Total current liabilities                                     9,464,964          14,126,692

ACCRUED INSURANCE CLAIMS                                                         3,403,892           3,410,916
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
              Common stock, $.01 par value: 30,000,000
               shares authorized, 11,105,344 shares issued
               in 2001 and 11,066,591 in 2000                                      111,053             110,666
              Additional paid in capital                                        25,525,359          25,315,753
              Retained earnings                                                 67,769,557          66,140,713
              Common stock in treasury, at cost, 222,500
                    shares in 2001 and 127,500 shares in 2000                   (1,282,813)           (761,875)
                                                                              ------------        ------------
              Total stockholders' equity                                        92,123,156          90,805,257
                                                                              ------------        ------------
                                                                              $104,992,012        $108,342,865
                                                                              ============        ============

                             See accompanying notes.

                        Healthcare Services Group, Inc.
                         Consolidated Income Statements
                                  (Unaudited)

                                                      For the Three Months Ended
                                                               March 31,
                                                   --------------------------------
                                                      2001                  2000
                                                   -----------          -----------
Revenues                                           $66,618,070          $60,127,632
Operating costs and expenses:
  Costs of services provided                        59,082,359           53,224,983
  Selling, general and administrative                5,172,129            4,654,801
Other Income :
  Interest Income                                      307,263              212,991
                                                   -----------          -----------

Income before income taxes                           2,670,845            2,460,839

Income taxes                                         1,042,000              960,000
                                                   -----------          -----------

Net Income                                         $ 1,628,845          $ 1,500,839
                                                   ===========          ===========

Basic earnings per common share                    $      0.15          $      0.14
                                                   ===========          ===========

Diluted earnings per common share                  $      0.15          $      0.14
                                                   ===========          ===========

                             See accompanying notes

                         HEALTHCARE SERVICES GROUP, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                For the Three Months Ended
                                                                        March 31,
                                                            ---------------------------------
                                                                2001                  2000
                                                                ----                  ----
Cash flows from operating activities:
  Net Income                                                $  1,628,845          $  1,500,839
   Adjustments to reconcile net income
    to net cash used in operating activities:
      Depreciation and amortization                              588,276               543,475
      Bad debt provision                                         750,000               750,000
      Deferred income taxes (benefits)                          (182,800)              111,626
      Tax benefit of stock option transactions                                             832
   Changes in operating assets and liabilities:
      Accounts and notes receivable                              223,118            (3,143,456)
      Prepaid income taxes                                     1,128,624               794,847
      Inventories and supplies                                   330,152              (233,422)
      Long-term notes receivable                                (419,427)           (1,124,505)
      Accounts payable and other accrued expenses               (517,559)              448,447
      Accrued payroll, accrued and withheld payroll
       taxes                                                  (3,948,075)           (2,134,835)
      Income taxes payable                                        15,766
      Accrued insurance claims                                    (8,891)              (83,257)
      Prepaid expenses and other assets                         (128,859)             (173,129)
                                                            ------------          ------------
          Net cash used in operating activities                 (540,830)           (2,742,538)
                                                            ------------          ------------
Cash flows from investing activities:
  Disposals of fixed assets                                       86,123                52,233
  Additions to property and equipment                           (448,047)             (438,258)
                                                            ------------          ------------
          Net cash used in investing activities                 (361,924)             (386,025)
                                                            ------------          ------------
Cash flows from financing activities:
  Purchase of treasury stock                                    (520,938)             (550,625)
  Proceeds from the exercise of stock options                                           18,303
                                                            ------------          ------------
          Net cash used in financing activities                 (520,938)             (532,322)
                                                            ------------          ------------

Net decrease in cash and cash equivalents                     (1,423,692)           (3,660,885)

Cash and cash equivalents at beginning of the year            22,841,618            17,198,687
                                                            ------------          ------------

Cash and cash equivalents at end of the period              $ 21,417,926          $ 13,537,802
                                                            ============          ============

                            See accompanying notes.

                                                                For the Three Months Ended
                                                                        March 31,
                                                            ---------------------------------
                                                                2001                  2000
                                                                ----                  ----
Supplementary Cash Flow Information:
Issuance of common stock pursuant to
   Employee Stock Purchase Plan                             $    209,993
                                                            ============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)



Note 1 -  Basis of Reporting

         The accompanying financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company, all adjustments considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 2000 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 2000. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three month period ended March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 -   Other Contingencies

         The Company has an $18,000,000 bank line of credit under which it may draw to meet short-term liquidity requirements or for other purposes, that expires on September 30, 2001. Amounts drawn under the line are payable upon demand. At both March 31, 2001 and December 31, 2000, there were no borrowings under the line. However, at such dates, the Company had outstanding approximately $13,000,000 of irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance program. As a result of the letters of credit issued, the amount available under the line was reduced by approximately $13,000,000 at both March 31, 2001 and December 31, 2000.

         The Company is also involved in miscellaneous claims and litigation arising in the ordinary course of business. The Company believes that these matters, taken individually or in the aggregate, would not have a material adverse impact on the Company's financial position or results of operations.

         Federal legislation enacted in August 1997 changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998, of a Medicare Prospective Payment System ("PPS") for skilled nursing facilities which significantly changed the manner and the amounts of reimbursement they receive. The Company's clients have been adversely affected by PPS, as well as other trends in the long-term care industry resulting in certain of the Company's clients filing for bankruptcy. Others may follow. These factors, in addition to delays in payments from clients, have resulted in and could result in additional bad debts in the near future.

Note 3 - Segment Information

         The Company provides housekeeping, laundry, linen, facility maintenance and food services to the healthcare industry. The Company considers its business to consist of one reportable operating segment, based on the service business categories, provided to a client facility, sharing similar economic characteristics in the nature of the service provided, method of delivering service and client base. Although the Company does provide services in Canada, essentially all of its revenue and net income, approximately 99% in each case, is earned in one geographic area, the United States.

         The Company earned revenue in the following service business categories:

                                      For the three month period ended March 31,
                                      ------------------------------------------
                                              2001                      2000
                                          -----------               -----------
Housekeeping services                     $40,435,076               $38,434,188
Laundry & linen services                   16,701,985                17,105,995
Food Services                               8,742,434                 3,882,103
Maintenance services &
     Other                                    738,575                   705,346
                                          -----------               -----------

                                          $66,618,070               $60,127,632
                                          ===========               ===========



Note 4 - Earnings Per Common Share

                                         Three Months Ended March 31, 2001
                                     -------------------------------------------
                                       Income           Shares         Per-share
                                     (Numerator)    (Denominator)        Amount
                                     -----------    -------------        ------
Net income                           $1,628,845
                                     ==========
Basic earnings per
      common share                   $1,628,845      10,948,372       $      .15
Effect of dilutive securities:
       Options                                           23,708
                                     ----------      ----------       ----------
Diluted earnings per
       Common share                  $1,628,845      10,972,080       $      .15
                                     ==========      ==========       ==========

                                         Three Months Ended March 31, 2000
                                     -------------------------------------------
                                       Income           Shares         Per-share
                                     (Numerator)    (Denominator)        Amount
                                     -----------    -------------        ------
Net income                           $1,500,839
                                     ==========
Basic earnings per
      common share                   $1,500,839      11,033,140        $     .14
Effect of dilutive securities:
       Options                                           74,698
                                     ----------      ----------        ---------
Diluted earnings per
       Common share                  $1,500,839      11,107,838        $     .14
                                     ==========      ==========        =========



Note 5 - Effect of Recently Issued Accounting Pronouncements

          Accounting for Derivative Instruments and Hedging Activities
          ------------------------------------------------------------

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires all entities to recognize all derivative instruments on their balance sheet as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that my be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. SFAS No. 133, as amended by SFAS No. 137, is effective beginning January 1, 2001. This standard does not have a material effect on the Company's financial statements.


PART I.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Revenues for the first quarter of 2001 increased by 11% compared to revenues in the corresponding 2000 quarter. The increase is primarily a result of new food service agreements obtained from existing clients, as well as increases in other services provided to new clients.

         Cost of services provided as a percentage of revenues increased slightly to 88.7% for the first quarter of 2001 from 88.5 % in the corresponding 2000 quarter. The primary factors affecting specific variations in the 2001 first quarter's cost of services provided as a percentage of revenue and their effects on the .2% increase are as follows: an increase of 3.3% in the cost of supplies consumed in providing services which is primarily attributable to increased food costs associated with food service clients; and an increase .5% in workers' compensation, general liability and other insurance; offsetting these increases was a decrease of 3.3% in the cost of labor.

         Selling, general and administrative expenses as a percentage of revenue remained essentially unchanged in the first quarter of 2001 at 7.8% as compared to 7.7% in the corresponding 2000 three month period.

Liquidity and Capital Resources
         At March 31, 2001 the Company had working capital and cash of $74,944,138 and $21,417,926 respectively, compared to December 31, 2000 working capital and cash of $73,995,109 and $22,841,618.

         The net cash used by the Company's operating activities was $750,823 for the three month period ended March 31, 2001 as compared to net cash used of $2,742,538 in the same 2000 period. The principal sources of net cash flows from operating activities for the three month periods ended March 31, 2001 and 2000 were net income, charges to operations for bad debt provisions and the timing of payments for income taxes. The operating activity that used the largest amount of cash during the three month period ended March 31, 2001 was a $3,948,075 decrease in accrued payroll, accrued and withheld payroll taxes resulting from the timing of these payments. The operating activity that used the largest amount of cash during the three month period ended March 31, 2000 was a $4,267,961 net increase in accounts and notes receivable and long term notes receivable. The net increases in these amounts resulted primarily from the timing of collections from clients. Additionally, first quarter 2000 cash flows were negatively impacted by a $2,134,835 decrease in accrued payroll, accrued and withheld payroll taxes resulting from the timing of these payments.

         The Company's principal use of cash in investing activities for the three month periods ended March 31, 2001 and 2000 was the purchase of property and equipment.

         The Company expends considerable effort to collect the amounts due for its services on the terms agreed upon with its clients. Many of the Company's clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Additionally, legislation enacted in August 1997 changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998 of a Medicare Prospective Payment System ("PPS") for skilled nursing facilities which significantly changed the manner and amount of reimbursements they receive. The Company's clients have been adversely affected by PPS, as well as other trends in the long-term care industry resulting in certain of the Company's clients filing for voluntary bankruptcy protection. Others may follow. These factors, in addition to delays in payments from clients, has resulted in and could result in additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, the Company converts the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance the Company's ability to collect the amounts due. In some instances the Company obtains a security interest in certain of the debtors' assets. Additionally, the Company considers restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. The Company believes that the restructuring provides it with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

         The Company encounters difficulty in collecting amounts due from certain of its clients, including those in bankruptcy, those which have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company has recorded bad debt provisions of $750,000 in the three month periods ended March 31, 2001 and 2000, respectively. In making its evaluation, in addition to analyzing, and anticipating, where possible, the specific cases described above, management considers the general collection risk associated with trends in the long-term care industry.

         The Company has an $18,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow. This facility expires on September 30, 2001. Amounts drawn under the line are payable on demand. At March 31, 2001, there were no borrowings under the line. However, at such date, the Company had outstanding approximately $13,000,000 of irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance program. As a result of the letters of credit issued, the amount available under the line was reduced by approximately $13,000,000 at March 31, 2001.

         At March 31, 2001, the Company had $21,417,926 of cash and cash equivalents, which it views as its principal measure of liquidity.

         The level of capital expenditures incurred by the Company is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment and laundry and linen equipment installations. Although the Company has no specific material commitments for capital expenditures through the end of calendar year 2001, it estimates that it will incur capital expenditures of approximately $2,000,000 during this period in connection with housekeeping equipment and laundry and linen equipment installations in its clients' facilities, as well as expenditures relating to internal data processing hardware and software requirements. The Company believes that its cash from operations, existing balances and credit line will be adequate for the foreseeable future to satisfy the needs of its operations and to fund its continued growth. However, if the need arose, the Company would seek to obtain capital from such sources as long-term debt or equity financing.

         In accordance with the Company's previously announced authorizations to purchase its outstanding common stock, the Company expended approximately $521,000 to purchase 95,000 shares of its common stock during the first quarter of 2001 at an average price of $5.48 per common share. The Company remains authorized to purchase 226,450 shares pursuant to previous Board of Directors' action.

Effect of Recently Issued Accounting Pronouncements

Accounting for Derivative Instruments and Hedging Activities
------------------------------------------------------------
         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires all entities to recognize all derivative instruments on their balance sheet as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. SFAS No. 133, as amended by SFAS No. 137, is effective beginning January 1, 2001. This standard does not have a material effect on the Company's financial statements.

Cautionary Statements Regarding Forward Looking Statements

         Certain matters discussed may include forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, risks arising from the Company providing its services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; the effects of changes in regulations governing the industry and risk factors described in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000 in Part I thereof under "Government Regulation of Clients", "Competition" and "Service Agreements/Collections". The Company's clients have been adversely affected by the change in Medicare payments under the 1997 enactment of Prospective Payment System ("PPS"), as well as other trends in the long-term care industry resulting in certain of the Company's clients filing voluntary bankruptcy petitions. Others may follow. These factors, in addition to delays in payments from clients has resulted in and could result in additional bad debts in the near future. Additionally, the Company's operating results would be adversely affected if unexpected increases in labor and labor related costs, materials, supplies and equipment used in performing its services could not be passed on to clients.

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

                     a) Exhibits -  None

                     b) Reports on Form 8-K    -   None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               HEALTHCARE SERVICES GROUP, INC.
                                               -------------------------------


May 1, 2000                     /s/ Daniel P. McCartney
-------------------------       ------------------------------------------------
Date                                DANIEL P. McCARTNEY, Chief
                                           Executive Officer



May 1, 2000                     /s/ Thomas A. Cook
-------------------------       ------------------------------------------------
Date                                  THOMAS A. COOK,  President and
                                             Chief Operating Officer



May 1, 2000                     /s/ James L. DiStefano
-------------------------       ------------------------------------------------
Date                                  JAMES L. DiSTEFANO, Chief Financial
                                            Officer and Treasurer



May 1, 2000                      /s/ Richard W. Hudson
-------------------------        -----------------------------------------------
Date                                 RICHARD W. HUDSON, Vice
                                       President-Finance, Secretary and Chief
                                          Accounting Officer