Form 10-Q
period 2001-06-30
HEALTHCARE SERVICES GROUP INC
filed 2001-08-06
CIK 731012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2001            Commission File Number  0-12015

                         HEALTHCARE SERVICES GROUP, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                      23-2018365
-----------------------------------                ----------------------------
 (State or other jurisdiction of                   (IRS Employer Identification
   incorporation or organization)                             number)

        3220 Tillman Drive-Suite 300, Bensalem, Pennsylvania   19020
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

Number of shares of common stock, issued and outstanding as of August 2, 2001 is 10,888,844



                                Total of 17 Pages

                                      INDEX
                                      -----


PART I.                                 FINANCIAL INFORMATION                                   PAGE NO.
                                        ---------------------                                   --------
Item 1.             Financial Statements (Unaudited)

                    Consolidated Balance Sheets as of                                                2
                    June 30, 2001 and  December 31, 2000

                    Consolidated Statements of Income for the Three Months Ended                     3
                    June 30, 2001 and 2000

                    Consolidated Statements of Income for the
                    Six Months Ended June 30, 2001 and 2000                                          4

                    Consolidated Statements of Cash Flows for the Six Months                     5 - 6
                    ended June 30, 2001 and 2000

                    Notes To Consolidated Financial Statements                                  7 - 10

Item 2.             Management's  Discussion and Analysis of Financial Condition               10 - 14
                    and Results Of Operations

Item 3.             Quantitative and Qualitative Disclosure of                                      14
                    Market Risks
Part II.                                  Other Information                                         15
                                          -----------------
                    Submission of Matters to a Vote of
                    Security Holders
                               Signatures                                                           16






                                       -1-
                                       ---

                         HEALTHCARE SERVICES GROUP, INC.
                           Consolidated Balance Sheets

                                                                  (Unaudited)
                                                                    June 30,         December 31,
                                                                      2001               2000
                                                                  ------------       ------------
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                 $ 26,568,479       $ 22,841,618
        Accounts and notes  receivable, less allowance
          for doubtful accounts of $5,999,000 in 2001 and
          $4,914,000 in 2000                                        51,762,796         52,744,352
        Prepaid income taxes                                                            1,128,624
        Inventories and supplies                                     8,008,540          8,383,963
        Deferred income taxes                                        1,411,358            839,103
        Prepaid expenses and other                                   2,136,981          2,184,141
                                                                  ------------       ------------
             Total current assets                                   89,888,154         88,121,801
PROPERTY AND EQUIPMENT:
        Laundry and linen equipment installations                    7,006,186          7,303,508
        Housekeeping and office equipment                           10,144,046          9,696,825
        Autos and trucks                                                21,329             21,329
                                                                  ------------       ------------
                                                                    17,171,561         17,021,662
        Less accumulated depreciation                               12,342,222         11,863,635
                                                                  ------------       ------------
                                                                     4,829,339          5,158,027
COST IN EXCESS OF FAIR VALUE OF NET
  ASSETS ACQUIRED less accumulated
   amortization of  $1,689,343  in 2001  and
   $1,635,531  in  2000                                              1,666,134          1,719,946
DEFERRED INCOME TAXES                                                1,772,931          1,366,186
OTHER NONCURRENT ASSETS                                             12,790,843         11,976,905
                                                                  ------------       ------------
                                                                  $110,947,401       $108,342,865
                                                                  ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
        Accounts payable                                          $  3,860,108       $ s 4,829,183
        Accrued payroll, accrued and withheld payroll taxes          7,556,528          8,209,344
        Income taxes payable                                           261,026
        Other accrued expenses                                         228,485            181,466
        Accrued insurance claims                                     1,089,182            906,699
                                                                  ------------       ------------
             Total current liabilities                              12,995,329         14,126,692

ACCRUED INSURANCE CLAIMS                                             4,097,397          3,410,916
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
        Common stock, $.01 par value: 30,000,000
         shares authorized, 11,109,494 shares issued
         in 2001 and 11,066,591 in 2000                                111,095            110,666
        Additional paid in capital                                  25,551,430         25,315,753
        Retained earnings                                           69,474,963         66,140,713
        Common stock in treasury, at cost, 222,500
              shares in 2001 and 127,500 shares in 2000             (1,282,813)          (761,875)
                                                                  ------------       ------------
        Total stockholders' equity                                  93,854,675         90,805,257
                                                                  ------------       ------------
                                                                  $110,947,401       $108,342,865
                                                                  ============       ============

See accompanying notes.






                                       -2-
                                       ---

Healthcare Services Group, Inc.
Consolidated Income Statements
(Unaudited)


                                                        For the Three Months Ended June 30,
                                                            2001                   2000
                                                        -----------            ------------
Revenues                                                $69,275,449            $ 63,850,063
Operating costs and expenses:
 Costs of services provided                              61,402,484              56,264,096
 Selling, general and administrative                      5,334,186               4,955,434
Other Income:
 Interest Income                                            257,227                 224,030
                                                        -----------            ------------

Income before income taxes                                2,796,006               2,854,563

Income taxes                                              1,090,600               1,100,000
                                                        -----------            ------------
Net Income                                              $ 1,705,406            $  1,754,563
                                                        ===========            ============
Basic earnings per common share                         $      0.16            $       0.16
                                                        ===========            ============
Diluted earnings per common share                       $      0.16            $       0.16
                                                        ===========            ============









See accompanying notes


                                       -3-
                                       ---

Healthcare Services Group, Inc.
Consolidated Income Statements
(Unaudited)



                                                        For the Six Months Ended June 30,
                                                            2001                 2000
                                                        ------------         ------------
Revenues                                                $135,893,519         $123,977,694
Operating costs and expenses:
  Costs of services provided                             120,484,843          109,489,079
  Selling, general and administrative                     10,506,315            9,610,235
Other Income :
  Interest Income                                            564,490              437,021
                                                        ------------         ------------

Income before income taxes                                 5,466,851            5,315,401

Income taxes                                               2,132,600            2,060,000
                                                        ------------         ------------
Net Income                                              $  3,334,251         $  3,255,401
                                                        ============         ============
Basic earnings per common share                         $       0.31         $       0.30
                                                        ============         ============
Diluted earnings per common share                       $       0.30         $       0.30
                                                        ============         ============





See accompanying notes




                                       -4-
                                       ---

                         HEALTHCARE SERVICES GROUP, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     For the Six Months Ended
                                                                                               June 30,
                                                                                 -----------------------------------
                                                                                     2001                   2000
                                                                                 -----------             -----------
Cash flows from operating activities:
  Net Income                                                                     $ 3,334,251             $ 3,255,401
   Adjustments to reconcile net income
    to net cash used in operating activities:
      Depreciation and amortization                                                1,163,379               1,127,286
      Bad debt provision                                                           2,350,000               1,500,000
      Deferred income tax benefits                                                  (979,000)               (120,000)
      Tax benefit of stock option transactions                                         3,752                     832
   Changes in operating assets and liabilities:
      Accounts and notes receivable                                               (1,368,444)             (6,720,560)
      Prepaid income taxes                                                         1,128,624                 843,889
      Inventories and supplies                                                       375,423                 (54,423)
      Long-term notes receivable                                                    (713,277)               (105,698)
      Accounts payable and other accrued expenses                                   (922,056)                836,760
      Accrued payroll, accrued and withheld payroll
       taxes                                                                        (442,823)              1,548,967
      Income taxes payable                                                           261,026                 395,924
      Accrued insurance claims                                                       868,964                  64,024
      Prepaid expenses and other assets                                              (53,503)               (192,381)
                                                                                 -----------             -----------
          Net cash provided by operating activities                                5,006,316               2,380,021
                                                                                 -----------             -----------
Cash flows from investing activities:
  Disposals of fixed assets                                                          146,219                 138,496
  Additions to property and equipment                                               (927,097)               (855,013)
                                                                                 -----------             -----------
          Net cash used in investing activities                                     (780,878)               (716,517)
                                                                                 -----------             -----------
Cash flows from financing activities:
  Purchase of treasury stock                                                        (520,938)               (761,875)
  Proceeds from the exercise of stock options                                         22,361                  18,302
                                                                                 -----------             -----------
          Net cash used in financing activities                                     (498,577)               (743,573)
                                                                                 -----------             -----------

Net increase in cash and cash equivalents                                          3,726,861                 919,931

Cash and cash equivalents at beginning of the year                                22,841,618              17,198,687
                                                                                 -----------             -----------
Cash and cash equivalents at end of the period                                   $26,568,479             $18,118,618
                                                                                 ===========             ===========


See accompanying notes.





                                       -5-
                                       ---

                                                    For the Six Months Ended
                                                            June 30,
                                                            -------
                                                      2001           2000
                                                      ----          -------
Supplementary Cash Flow Information:
Issuance of 38,753 shares of common stock
   Pursuant to Employee Stock Purchase Plan         $209,993        $  -0-
                                                    ========        ========





















                                       -6-
                                       ---

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)



Note 1 - Basis of Reporting

         The accompanying financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 2000 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 2000. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three and six month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 - Other Contingencies

         The Company has an $18,000,000 bank line of credit under which it may draw to meet short-term liquidity requirements or for other purposes, that expires on September 30, 2001. Amounts drawn under the line are payable upon demand. At both June 30, 2001 and December 31, 2000, there were no borrowings under the line. However, at such dates, the Company had outstanding approximately $13,000,000 of irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance program. As a result of the letters of credit issued, the amount available under the line was reduced by approximately $13,000,000 at both June 30, 2001 and December 31, 2000.

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










                                       -7-
                                       ---

Note 3 - Segment Information

         The Company provides housekeeping, laundry, linen, facility maintenance and food services to the healthcare industry. Although there are several service categories, the Company considers its business to consist of one reportable operating segment, by reason of the similarities of the economic characteristics of such services, the methods of delivering such services and the commonality of overall client base. While the Company does provide services in Canada, essentially all of its revenue and net income, approximately 99% in each case, is earned in one geographic area, the United States.

         The Company earned revenue in the following service business categories:

                                   For the three month period ended June 30,
                                   -----------------------------------------

                                    2001                          2000
                                    -----                         ----
Housekeeping services           $ 41,852,475                 $ 41,110,058
Laundry & linen services          17,036,475                   17,104,103
Food Services                      9,673,097                    4,802,810
Maintenance services &
     Other                           713,402                      833,092
                                ------------                 ------------

                                $ 69,275,449                 $ 63,850,063
                                ============                 ============


                                   For the six month period ended June 30,
                                   ---------------------------------------

                                     2001                         2000
                                     ----                        ------
Housekeeping services           $ 82,287,551                 $ 79,544,246
Laundry & linen services          33,746,141                   34,213,292
Food Services                     18,415,530                    8,684,913
Maintenance services &
     Other                         1,444,297                    1,535,243
                                ------------                 ------------

                                $135,893,519                 $123,977,694
                                ============                 ============








                                       -8-
                                       ---

Note 4 - Earnings Per Common Share

                                                        Three Months Ended June 30, 2001
                                                        --------------------------------
                                                 Income                Shares            Per-share
                                               (Numerator)          (Denominator)         Amount
                                               -----------          -------------        ---------
Net income                                     $1,705,406
                                               ==========
Basic earnings per
   common share                                $1,705,406            10,883,845          $    .16
Effect of dilutive securities:
   Options                                                               89,169
                                               ----------            ----------          --------
Diluted earnings per
   Common share                                $1,705,406            10,973,014          $    .16
                                               ==========            ==========          ========

                                                        Three Months Ended June 30, 2000
                                                        --------------------------------
                                                 Income                Shares            Per-share
                                               (Numerator)          (Denominator)         Amount
                                               -----------          -------------        ---------
Net income                                     $1,754,563
                                               ==========
Basic earnings per
   common share                                $1,754,563            10,946,595          $     .16
Effect of dilutive securities:
   Options                                                                5,717
                                               ----------           -----------          ---------
Diluted earnings per
   Common share                                $1,754,563            10,952,312          $     .16
                                               ==========           ===========          =========

                                                          Six Months Ended June 30, 2001
                                                          ------------------------------
                                                 Income                Shares            Per-share
                                               (Numerator)          (Denominator)         Amount
                                               -----------          -------------        ---------
Net income                                     $3,334,251
                                               ==========
Basic earnings per
   common share                                $3,334,251            10,915,930          $     .31
Effect of dilutive securities:
   Options                                                               56,439
                                               ----------           -----------          ---------
Diluted earnings per
   Common share                                $3,334,251            10,972,369          $     .30
                                               ==========           ===========          =========

                                                          Six Months Ended June 30, 2000
                                                          ------------------------------
                                                 Income                Shares            Per-share
                                               (Numerator)          (Denominator)         Amount
                                               -----------          -------------        ---------
Net income                                     $3,255,401
                                               ==========
Basic earnings per
      common share                             $3,255,401            10,988,790          $     .30
Effect of dilutive securities:
       Options                                                           40,208
                                               ----------           -----------          ---------
Diluted earnings per
       Common share                            $3,255,401            11,028,998          $     .30
                                               ==========           ===========          =========





                                       -9-
                                       ---

Note 5 - Effect of Recently Issued Accounting Pronouncements

         Accounting for Derivative Instruments and Hedging Activities
         ------------------------------------------------------------

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires all entities to recognize all derivative instruments on their balance sheet as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that my be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective beginning January 1, 2001. This standard does not have a material effect on the Company's financial statements.

         Business Combinations and Intangible Assets - Accounting for Goodwill
         ---------------------------------------------------------------------

         In May 2001, the Financial Accounting Standards Board established a transition provision in association with their review of accounting standards relating to business combinations previously issued within the Exposure Draft, "Business Combinations and Intangible Assets" in 1999 and subsequently reissued in February 2001 as "Business Combinations and Intangible Assets - Accounting for Goodwill." The statements were issued in July 2001. Among other rules stated within the transition provision, calendar year end companies will be required to continue to amortize goodwill and other related intangible assets until the beginning of fiscal year 2002. At the transition date, goodwill will no longer be amortized, but will be tested for impairment annually, and any impairment charge resulting from the initial application of the new rules will be classified as a cumulative change in accounting principle.


PART I.
ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Revenues for the second quarter of 2001 increased 8.5% compared to the corresponding 2000 quarter. Revenues for the six months ended June 30, 2001 increased by 9.6% over the corresponding 2000 six month period. The increase primarily results from new food service agreements obtained from existing clients, as well as increases in other services provided to new clients.

         Cost of services provided as a percentage of revenues increased to 88.6% for the second quarter of 2001 from 88.1 % in the corresponding 2000 quarter. In addition, cost of services as a percentage of revenue increased to 88.7% for the six month period ended June 30, 2001 from 88.3% in the same 2000 period. The primary factors affecting specific variations in the 2001 second







                                      -10-
                                      ----
quarter and six month period's cost of services provided as a percentage of revenue and their effects on the respective .5% and .4% increases are as follows: in the second quarter an increase of 2.0% in the cost of supplies consumed in providing services which is primarily attributable to increased food costs associated with food service clients; an increase of 1.3% in workers' compensation, general liability and other insurance; an increase of 1.1% in bad debt expense; offsetting these increases were decreases of 2.5% in labor costs and a .9% in health insurance and employee benefits; in the six month period an increase of 2.6% in the cost of supplies consumed in providing services which is primarily attributable to increased food costs associated with food service clients; an increase of .9% in workers' compensation, general liability and other insurance; and an increase of .5% in bad debt expense; offsetting these increases were decreases of 2.9% in labor costs and .5% in health insurance and employee benefits.

         Selling, general and administrative expenses as a percentage of revenue decreased in the second quarter of 2001 to 7.7% compared to 8.1% in the corresponding 2000 three month period. Additionally, during the six month period ended June 30, 2001 selling, general and administrative expenses as a percentage of revenue decreased slightly to 7.7% as compared to 7.8% in the corresponding 2000 period. The three and six month decreases are primarily attributable to the Company's ability to control certain selling, general and administrative expenses while comparing them to a greater revenue base.

Liquidity and Capital Resources
         At June 30, 2001 the Company had working capital and cash of $76,892,826 and $26,568,479, respectively, representing increases of 3.9% and 16.3%, respectively, compared to December 31, 2000 working capital and cash of $73,995,109 and $22,841,618.

         The net cash provided by the Company's operating activities was $5,006,316 for the six month period ended June 30, 2001 as compared to net cash provided by operating activities of $2,380,021 in the same 2000 period. The principal sources of net cash flows from operating activities for the six month periods ended June 30, 2001 and 2000 were net income, charges to operations for bad debt provisions and depreciation and amortization. Additionally, operating activities' cash flows for the six month period ended June 30, 2000 increased by $1,548,967 resulting from the timing of payments for payroll and payroll related taxes. The operating activity that used the largest amount of cash during each of the six month periods ended June 30, 2001 and 2000 were net increases in accounts and notes receivable and long term notes receivable of $2,081,721 in 2001 and $6,826,258 in 2000. The net increases in these amounts resulted primarily from the timing of collections from clients. Additionally, in the six month period ended June 30, 2001 cash flows were negatively impacted by a $922,056 decrease in accounts payable and other accrued expenses resulting from the timing of payments to vendors.

         The Company's principal use of cash in investing activities in each of the six month periods ended June 30, 2001 and 2000 was the purchase of property and equipment.






                                      -11-
                                      ----

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

         The Company encounters difficulty in collecting amounts due from certain of its clients, including those in bankruptcy, those which have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company has recorded bad debt provisions of $2,350,000 and $1,500,000 in the six month periods ended June 30, 2001 and 2000, respectively. In making its evaluation, in addition to analyzing, and anticipating, where possible, the specific cases described above, management considers the general collection risk associated with trends in the long-term care industry.

         The Company has an $18,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow. This facility expires on September 30, 2001. Amounts drawn under the line are payable on demand. At June 30, 2001, there were no borrowings under the line. However, at such date, the Company had outstanding approximately $13,000,000 of irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance program. As a result of the letters of credit issued, the amount available under the line was reduced by approximately $13,000,000 at June 30, 2001.

         At June 30, 2001, the Company had $26,568,479 of cash and cash equivalents, which it views as its principal measure of liquidity.

         The level of capital expenditures incurred by the Company is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment and laundry and linen equipment installations. Although the Company has no specific material commitments for





                                      -12-
                                      ----
capital expenditures through the end of calendar year 2001, it estimates that it will incur capital expenditures of approximately $2,000,000 during this period in connection with housekeeping equipment and laundry and linen equipment installations in its clients' facilities, as well as expenditures relating to internal data processing hardware and software requirements. The Company believes that its cash from operations, existing balances and credit line will be adequate for the foreseeable future to satisfy the needs of its operations and to fund its continued growth. However, if the need arose, the Company would seek to obtain capital from such sources as long-term debt or equity financing.

         In accordance with the Company's previously announced authorizations to purchase its outstanding common stock, the Company expended approximately $521,000 to purchase 95,000 shares of its common stock during the six month period ended June 30, 2001 at an average price of $5.48 per common share. In addition, on July 18, 2001, the Company's Board of Directors authorized the future purchase of up to 600,000 shares of its common stock on the open market. As a result of this action, as well as previous Board of Directors' actions, the Company remains authorized to purchase an additional 826,450 shares.


Effect of Recently Issued Accounting Pronouncements

Accounting for Derivative Instruments and Hedging Activities
------------------------------------------------------------
         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires all entities to recognize all derivative instruments on their balance sheet as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective beginning January 1, 2001. This standard does not have a material effect on the Company's financial statements.

Business Combinations and Intangible Assets - Accounting for Goodwill
---------------------------------------------------------------------
         In May 2001, the Financial Accounting Standards Board established a transition provision in association with their review of accounting standards relating to business combinations previously issued within the Exposure Draft, "Business Combinations and Intangible Assets" in 1999 and subsequently reissued in February 2001 as "Business Combinations and Intangible Assets - Accounting for Goodwill." The statements were issued in July 2001. Among other rules stated within the transition provision, calendar year end companies will be required to continue to amortize goodwill and other related intangible assets until the beginning of fiscal year 2002. At the transition date, goodwill will no longer be amortized, but will be tested for impairment annually, and any impairment charge resulting from the initial application of the new rules will be classified as a cumulative change in accounting principle.






                                      -13-
                                      ----

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
           MARKET RISK
         The Company's exposure to market risk is not significant.

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








                                      -14-
                                      ----

PART II.                  Other Information
                          -----------------
Item 1.                     Legal Proceedings.                                  Not Applicable
Item 2.                     Changes in Securities.                              Not Applicable
Item 3.                     Defaults under Senior Securities.                   Not Applicable
Item 4.                     Submission of Matters to a Vote of Security         Not Applicable
                                Holders
       c) The Company's Annual Meeting of Shareholders was held on May 22, 2001. The results are as follows:
              (1) All of management's nominees for directors were elected as follows:
                           Shares Voted                           Withheld
                               "FOR"
                             7,712,976                            1,170,003

              (2) Proposal to approve and ratify selection of Grant Thornton LLP as the independent public accountants of the Company for its current fiscal year ending December 31, 2001 was approved as follows:
                            Shares Voted                  Shares Voted            Shares
                               "FOR"                       "AGAINST"           "ABSTAINING"
                             8,861,857                      18,989                2,133

Item 5.                  Other Information.
                              a) None

Item 6.                  Exhibits and Reports on Form 8-K.

                             a) Exhibits - None

                             b) Reports on Form 8-K - None





                                      -15-
                                      ----

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HEALTHCARE SERVICES GROUP, INC.
                                         ---------------------------------------

August 2, 2001                            /s/ Daniel P. McCartney
------------------                       ---------------------------------------
Date                                     DANIEL P. McCARTNEY, Chief
                                          Executive Officer



August 2, 2001                            /s/ Thomas A. Cook
------------------                       ---------------------------------------
Date                                     THOMAS A. COOK,  President and
                                          Chief Operating Officer



August 2, 2001                            /s/ James L. DiStefano
------------------                       ---------------------------------------
Date                                     JAMES L. DiSTEFANO, Chief Financial
                                          Officer and Treasurer



August 2, 2001                            /s/ Richard W. Hudson
------------------                       ---------------------------------------
Date                                     RICHARD W. HUDSON, Vice
                                          President-Finance, Secretary and Chief
                                          Accounting Officer






                                      -16-
                                      ----