Form 10-Q
period 2001-09-30
HEALTHCARE SERVICES GROUP INC
filed 2001-10-29
CIK 731012

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2001            Commission File Number  0-12015


                         HEALTHCARE SERVICES GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                   23-2018365
--------------------------------------------------------------------------------
 (State or other jurisdiction of                (IRS Employer Identification
 incorporation or organization)                          number)

        3220 Tillman Drive-Suite 300, Bensalem, Pennsylvania       19020
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

     Number of shares of common stock, issued and outstanding as of October 29, 2001 is 10,910,919

                                Total of 16 Pages

                                      INDEX


PART  I.                       FINANCIAL INFORMATION                                             PAGE NO.
                                                                                                 --------
Item 1.             Financial Statements (Unaudited)

                    Consolidated Balance Sheets as of                                                 2
                    September 30, 2001 and  December 31, 2000

                    Consolidated Statements of Income for the Three Months Ended                      3
                    September 30, 2001 and 2000

                    Consolidated Statements of Income for the
                    Nine Months Ended September 30, 2001 and 2000                                     4

                    Consolidated Statements of Cash Flows for the Nine Months                     5 - 6
                    ended September 30, 2001 and 2000

                    Notes To Consolidated Financial Statements                                    7 - 10

Item 2.             Management's  Discussion and Analysis of Financial Condition                 10 - 13
                    and Results Of Operations

Item 3.             Quantitative and Qualitative Disclosure of                                   13 - 14
                    Market Risks
Part II.                                  Other Information                                           15

                    Signatures                                                                        16

                                     Balance Sheet

                              Consolidated Balance Sheets

                                                                         (Unaudited)
                                                                        September 30,   December 31,
                                                                             2001          2000
                                                                       -----------------------------
ASSETS
CURRENT ASSETS:
              Cash and cash equivalents                                 $ 25,690,195   $ 22,841,618
              Accounts and notes  receivable, less allowance
                for doubtful accounts of $5,662,000 in 2001 and
                $4,914,000 in 2000                                        52,798,993     52,744,352
              Prepaid income taxes                                           424,534      1,128,624
              Inventories and supplies                                     7,892,487      8,383,963
              Deferred income taxes                                        1,233,831        839,103
              Prepaid expenses and other                                   2,057,228      2,184,141
                                                                        -------------  -------------
                   Total current assets                                   90,097,268     88,121,801
PROPERTY AND EQUIPMENT:
              Laundry and linen equipment installations                    6,802,557      7,303,508
              Housekeeping and office equipment                           10,475,730      9,696,825
              Autos and trucks                                                30,342         21,329
                                                                        -------------  -------------
                                                                          17,308,629     17,021,662
              Less accumulated depreciation                               12,457,321     11,863,635
                                                                        -------------  -------------
                                                                           4,851,308      5,158,027
COST IN EXCESS OF FAIR VALUE OF NET
  ASSETS ACQUIRED less accumulated
   amortization of  $1,716,249  in 2001  and
   $1,635,531  in  2000                                                    1,639,228      1,719,946
DEFERRED INCOME TAXES                                                      2,044,958      1,366,186
OTHER NONCURRENT ASSETS                                                   12,717,104     11,976,905
                                                                        -------------  -------------
                                                                        $111,349,866   $108,342,865
                                                                        =============  =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
              Accounts payable                                           $ 4,442,895    $ 4,829,183
              Accrued payroll, accrued and withheld payroll taxes          5,130,379      8,209,344
              Other accrued expenses                                         131,271        181,466
              Accrued insurance claims                                     1,223,954        906,699
                                                                        -------------  -------------
                   Total current liabilities                              10,928,499     14,126,692

ACCRUED INSURANCE CLAIMS                                                   4,604,400      3,410,916
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
              Common stock, $.01 par value: 30,000,000
                shares authorized, 11,168,969 shares issued
                in 2001 and 11,066,591 in 2000                               111,690        110,666
              Additional paid in capital                                  25,980,145     25,315,753
              Retained earnings                                           71,311,945     66,140,713
              Common stock in treasury, at cost, 262,500
                shares in 2001 and 127,500 shares in 2000                 (1,586,813)      (761,875)
                                                                        -------------  -------------
              Total stockholders' equity                                  95,816,967     90,805,257
                                                                        -------------  -------------
                                                                        $111,349,866   $108,342,865
                                                                        =============  =============
              See accompanying notes.


                                       2

Consolidated Income Statements
(Unaudited)




                                                 For the Three Months Ended September 30,
                                                         2001                2000
                                                     -------------      -------------

Revenues                                             $ 72,500,363       $ 65,210,687
Operating costs and expenses:
  Costs of services provided                           64,157,195         57,374,336
  Selling, general and administrative                   5,610,918          5,138,984
Other Income :
  Interest Income                                         280,132            265,468
                                                     -------------      -------------

Income before income taxes                              3,012,382          2,962,835

Income taxes                                            1,175,400          1,155,000
                                                     -------------      -------------

Net Income                                            $ 1,836,982        $ 1,807,835
                                                     =============      =============

Basic earnings per common share                            $ 0.17             $ 0.17
                                                     =============      =============

Diluted earnings per common share                          $ 0.17             $ 0.17
                                                     =============      =============









See accompanying notes

Healthcare Services Group, Inc.
Consolidated Income Statements
(Unaudited)




                                                                   For the Nine Months Ended September 30,
                                                                        2001                     2000
                                                                  --------------            --------------

Revenues                                                           $ 208,393,882             $ 189,188,381
Operating costs and expenses:
  Costs of services provided                                         184,642,038               166,863,415
  Selling, general and administrative                                 16,117,233                14,749,220
Other Income :
  Interest Income                                                        844,622                   702,489
                                                                   -------------              ------------

Income before income taxes                                             8,479,233                 8,278,235

Income taxes                                                           3,308,000                 3,215,000
                                                                   -------------              ------------

Net Income                                                         $   5,171,233              $  5,063,235
                                                                   =============              ============

Basic earnings per common share                                    $        0.47              $       0.46
                                                                   =============              ============

Diluted earnings per common share                                  $        0.47              $       0.46
                                                                   =============              ============









See accompanying notes

                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                                 For the Nine Months Ended
                                                                                       September 30,
                                                                               ----------------------------
                                                                                    2001          2000
                                                                               ------------   ------------
Cash flows from operating activities:
  Net Income                                                                   $  5,171,233   $  5,063,235
   Adjustments to reconcile net income
    to net cash used in operating activities:
      Depreciation and amortization                                               1,665,854      1,640,297
      Bad debt provision                                                          3,350,000      2,250,000
      Deferred income taxes                                                      (1,073,500)        93,200
      Tax benefit of stock option transactions                                       64,261            832
   Changes in operating assets and liabilities:
      Accounts and notes receivable                                              (3,404,641)    (6,758,625)
      Prepaid income taxes                                                          704,090        543,304
      Inventories and supplies                                                      491,476         92,389
      Long-term notes receivable                                                   (492,278)    (1,336,356)
      Accounts payable and other accrued expenses                                  (436,483)     1,252,601
      Accrued payroll, accrued and withheld payroll
       taxes                                                                     (2,868,973)    (1,208,809)
      Accrued insurance claims                                                    1,510,739         41,728
      Prepaid expenses and other assets                                            (121,010)      (195,028)
                                                                               ------------   ------------
          Net cash provided by operating activities                               4,560,768      1,478,768
                                                                               ------------   ------------
Cash flows from investing activities:
  Disposals of fixed assets                                                         178,470        355,732
  Additions to property and equipment                                            (1,456,886)    (1,322,817)
                                                                               ------------   ------------
          Net cash used in investing activities                                  (1,278,416)      (967,085)
                                                                               ------------   ------------
Cash flows from financing activities:
  Purchase of treasury stock                                                       (824,938)      (761,875)
  Proceeds from the exercise of stock options                                       391,163         18,302
                                                                               ------------   ------------
          Net cash used in financing activities                                    (433,775)      (743,573)
                                                                               ------------   ------------
Net increase (decrease) in cash and cash equivalents                              2,848,577       (231,890)

Cash and cash equivalents at beginning of the year                               22,841,618     17,198,687
                                                                               ------------   ------------

Cash and cash equivalents at end of the period                                 $ 25,690,195   $ 16,966,797
                                                                               ============   ============

See accompanying notes.

                                                     For the Nine Months Ended
                                                          September 30,
                                                    ---------------------------
                                                      2001               2000
                                                    --------          ---------
Supplementary Cash Flow Information:
Issuance of 38,753 shares of common stock
   Pursuant to Employee Stock Purchase Plan         $209,993          $   -0-
                                                    ========          =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note 1 -  Basis of Reporting

         The accompanying financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 2000 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 2000. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three and nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 -   Other Contingencies

         The Company has an $18,000,000 bank line of credit under which it may draw to meet short-term liquidity requirements or for other purposes, that expires on September 30, 2002. Amounts drawn under the line are payable upon demand. At both September 30, 2001 and December 31, 2000, there were no borrowings under the line. However, at such dates, the Company had outstanding approximately $13,000,000 of irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance program. As a result of the letters of credit issued, the amount available under the line was reduced by approximately $13,000,000 at both September 30, 2001 and December 31, 2000.

         The Company is also involved in miscellaneous claims and litigation arising in the ordinary course of business. The Company believes that these matters, taken individually or in the aggregate, would not have a material adverse impact on the Company's financial position or results of operations.

         Federal legislation enacted in August 1997 changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998, of a Medicare Prospective Payment System ("PPS") for skilled nursing facilities which significantly changed the manner and the amounts of reimbursement they receive. The Company's clients have been adversely affected by PPS, as well as other trends in the long-term care industry resulting in certain of the Company's clients filing for bankruptcy. Others may follow. These factors, in addition to delays in payments from clients, have resulted in and could result in significant additional bad debts in the near future.

Note 3 -   Segment Information

         The Company provides housekeeping, laundry, linen, facility maintenance and food services to the healthcare industry. Although there are several service categories, the Company considers its business to consist of one reportable operating segment, by reason of the similarities of the economic characteristics of such services, the methods of delivering such services and the commonality of the overall client base. Although the Company does provide services in Canada, essentially all of its revenue and net income, approximately 99% in each case, is earned in one geographic area, the United States.

         The Company earned revenue in the following service business categories:

                                 For the three month period ended September 30,
                                 ----------------------------------------------
                                       2001                       2000
                                   -----------                 -----------
Housekeeping services              $43,306,942                 $41,678,910
Laundry & linen services            17,866,018                  17,103,752
Food Services                       10,566,023                   5,777,386
Maintenance services &
     Other                             761,380                     650,639
                                   -----------                 -----------
                                   $72,500,363                 $65,210,687
                                   ===========                 ===========

                                For the nine month period ended September 30,
                                ---------------------------------------------
                                      2001                        2000
                                  ------------               ------------
Housekeeping services             $125,594,493               $121,223,156
Laundry & linen services            51,599,357                 51,309,572
Food Services                       28,981,554                 14,462,299
Maintenance services &
     Other                           2,218,478                  2,193,354
                                  ------------               ------------
                                  $208,393,882               $189,188,381
                                  ============               ============

Note 4 -   Earnings Per Common Share

                                                      Three Months Ended September 30, 2001
                                               ----------------------------------------------------
                                                 Income                Shares            Per-share
                                               (Numerator)          (Denominator)          Amount
                                               -----------           ------------       -----------
Net income                                      $1,836,982
                                                ==========
Basic earnings per
      common share                              $1,836,982          10,916,889           $     .17
Effect of dilutive securities:
       Options                                                         207,370
                                                ----------          ----------           ---------
Diluted earnings per
       Common share                             $1,836,982          11,124,259           $     .17
                                                ==========          ==========           =========


                                                      Three Months Ended September 30, 2000
                                               ----------------------------------------------------
                                                 Income                Shares            Per-share
                                               (Numerator)          (Denominator)          Amount
                                               -----------           ------------       -----------
Net income                                      $1,807,835
                                                ==========
Basic earnings per
      common share                              $1,807,835           10,939,057           $    .17
Effect of dilutive securities:
       Options
                                                ----------          ----------           ---------
Diluted earnings per
       Common share                             $1,807,835           10,939,057           $    .17
                                                ==========           ==========           ========



                                                       Nine Months Ended September 30, 2001
                                               ----------------------------------------------------
                                                 Income                Shares            Per-share
                                               (Numerator)          (Denominator)          Amount
                                               -----------           ------------       -----------
Net income                                      $5,171,233
                                                ==========
Basic earnings per
      common share                              $5,171,233           10,916,253           $    .47
Effect of dilutive securities:
       Options                                                          106,749
                                                ----------           ----------          ---------
Diluted earnings per
       Common share                             $5,171,233           11,023,002           $    .47
                                                ==========           ==========           ========


                                                      Nine Months Ended September 30, 2000
                                               ----------------------------------------------------
                                                 Income                Shares            Per-share
                                               (Numerator)          (Denominator)          Amount
                                               -----------           ------------       -----------
Net income                                     $5,063,235
                                               ==========
Basic earnings per
      common share                             $5,063,235            10,972,092           $    .46
Effect of dilutive securities:
       Options                                                           24,899
                                                ----------          ----------           ---------
Diluted earnings per
       Common share                            $5,063,235            10,996,991           $    .46
                                               ==========            ==========           ========


Note 5 -   Effect of Recently Issued Accounting Pronouncements

         Business Combinations and Intangible Assets - Accounting for Goodwill

         On July 20, 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS ) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment.

         Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.


PART I.

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Revenues for the third quarter of 2001 increased 11.2% compared to the corresponding 2000 quarter. Revenues for the nine months ended September 30, 2001 increased by 10.2% over the corresponding 2000 nine month period. The increase primarily results from new food service agreements obtained from existing clients, as well as increases in other services provided to new clients.

         Cost of services provided as a percentage of revenues increased to 88.5% for the third quarter of 2001 from 88.0% in the corresponding 2000 quarter. In addition, cost of services as a percentage of revenue increased to 88.6% for the nine month period ended September 30, 2001 from 88.2% in the same 2000 period. The primary factors affecting specific variations in the 2001 third quarter and nine month period's cost of services provided as a percentage of revenue and their effects on the respective .5% and .4% increases are as follows: in the third quarter an increase of 1.4% in the cost of supplies consumed in providing services which is primarily attributable to increased food costs associated with food service clients; an increase of 1.3% in workers' compensation, general liability and other insurance; offsetting these increases were decreases of 2.0% in labor costs and a .3% in health insurance and employee benefits; in the nine month period an increase of 2.2% in the cost of supplies consumed in providing services which is primarily attributable to increased food costs associated with food service clients; an increase of 1.0% in workers' compensation, general liability and other insurance; and an increase of .4% in bad debt expense; offsetting these increases were decreases of 2.6% in labor costs and .4% in health insurance and employee benefits.

         Selling, general and administrative expenses as a percentage of revenue decreased in the third quarter of 2001 to 7.7% compared to 7.9% in the corresponding 2000 three month period. Additionally, during the nine month period ended September 30, 2001 selling, general and administrative expenses as a percentage of revenue decreased slightly to 7.7% as compared to 7.8% in the corresponding 2000 period. The three and nine month periods' decreases are primarily attributable to the Company's ability to control certain selling, general and administrative expenses while comparing them to a greater revenue base.

Liquidity and Capital Resources

         At September 30, 2001 the Company had working capital and cash of $79,168,769 and $25,690,195, respectively, representing increases of 7.0% and 12.5%, respectively, compared to December 31, 2000 working capital and cash and cash equivalents of $73,995,109 and $22,841,618.

         The net cash provided by the Company's operating activities was $4,560,768 for the nine month period ended September 30, 2001 as compared to net cash provided by operating activities of $1,478,768 in the same 2000 period. The principal sources of net cash flows from operating activities for the nine month periods ended September 30, 2001 and 2000 were net income, charges to operations for bad debt provisions and depreciation and amortization. Additionally, operating activities' cash flows were increased by the timing of payments under the Company's various insurance plans of $1,510,739 in the nine month period ended September 30, 2001 and by $1,252,601 in the 2000 nine month period from the timing of payments related to accounts payable and other accrued expenses. The operating activity that used the largest amount of cash during each of the nine month periods ended September 30, 2001 and 2000 were net increases in accounts and notes receivable and long term notes receivable of $3,896,919 in 2001 and $8,094,981 in 2000. The net increases in these amounts resulted primarily from the growth in the Company's revenues, as well as the timing of collections from clients. Additionally, operating activities' cash flows for the nine month period ended September 30, 2001 and 2000 were decreased by the timing of payments for payroll and payroll related taxes of $2,869,973 and $1,208,809, respectively. In addition, the 2001 nine month period operating activities' cash flows were negatively impacted by a $1,073,500 decrease in income taxes resulting from the timing of such payments.

         The Company's principal use of cash in investing activities in each of the nine month periods ended September 30, 2001 and 2000 was the purchase of personal property and equipment.

         The Company expends considerable effort to collect the amounts due for its services on the terms agreed upon with its clients. Many of the Company's clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Additionally, legislation enacted in August 1997 changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998 of a Medicare Prospective Payment System ("PPS") for skilled nursing facilities which significantly changed the manner and amount of reimbursements they receive. The Company's clients have been adversely affected by PPS, as well as other trends in the long-term care industry resulting in certain of the Company's clients filing for voluntary bankruptcy protection. Others may follow. These factors, in addition to delays in payments from clients, has resulted in and could result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, the Company converts the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance the Company's ability to collect the amounts due. In some instances the Company obtains a security interest in certain of the debtors' assets. Additionally, the Company considers restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. The Company believes that the restructuring provides it with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

         The Company encounters difficulty in collecting amounts due from certain of its clients, including those in bankruptcy, those which have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company has recorded bad debt provisions of $ 3,350,000 and $2,250,000 in the nine month periods ended September 30, 2001 and 2000, respectively. In making its evaluation, in addition to analyzing, and anticipating, where possible, the specific cases described above, management considers the general collection risk associated with trends in the long-term care industry.

         The Company has an $18,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow. This facility expires on September 30, 2002. Amounts drawn under the line are payable on demand. At September 30, 2001, there were no borrowings under the line. However, at such date, the Company had outstanding approximately $13,000,000 of irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance program. As a result of the letters of credit issued, the amount available under the line was reduced by approximately $13,000,000 at September 30, 2001.

         At September 30, 2001, the Company had $25,690,195 of cash and cash equivalents, which it views as its principal measure of liquidity.

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





         In accordance with the Company's previously announced authorizations to purchase its outstanding common stock, the Company expended approximately $825,000 to purchase 135,000 shares of its common stock during the nine month period ended September 30, 2001 at an average price of $6.11 per common share. Pursuant to previous Board of Directors' actions, the Company remains authorized to purchase an additional 786,450 shares.

Effect of Recently Issued Accounting Pronouncements

Business Combinations and Intangible Assets - Accounting for Goodwill

         On July 20, 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS ) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment.

         Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                  MARKET RISK
         The Company's exposure to market risk is not significant.

Cautionary Statements Regarding Forward Looking Statements

         Certain matters discussed in this report may include forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, risks arising from the Company providing its services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; the effects of changes in regulations governing the industry and risk factors described in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000 in Part I thereof under "Government Regulation of Clients", "Competition" and "Service Agreements/Collections". The Company's clients have been adversely affected by the change in Medicare payments under the 1997 enactment of Prospective Payment System ("PPS"), as well as other trends in the long-term care industry resulting in certain of the Company's clients filing voluntary bankruptcy petitions. Others may follow. These factors, in addition to delays in payments from clients has resulted in and could result in significant additional bad debts in the near future. Additionally, the Company's operating results would be adversely affected if unexpected increases in labor and labor related costs, materials, supplies and equipment used in performing its services could not be passed on to clients.



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

                                HEALTHCARE SERVICES GROUP, INC.

October 29, 2001                /s/ Daniel P. McCartney
----------------                ---------------------------------------
Date                            DANIEL P. McCARTNEY, Chief
                                Executive Officer



October 29, 2001                /s/ Thomas A. Cook
----------------                ---------------------------------------
Date                            THOMAS A. COOK,  President and
                                Chief Operating Officer



October 29, 2001                /s/ James L. DiStefano
----------------                ---------------------------------------
Date                            JAMES L. DiSTEFANO, Chief Financial
                                Officer and Treasurer



October 29, 2001                 /s/ Richard W. Hudson
----------------                ---------------------------------------
Date                            RICHARD W. HUDSON, Vice
                                President-Finance, Secretary and Chief
                                Accounting Officer