Form 10-K
period 2001-12-31
HEALTHCARE SERVICES GROUP INC
filed 2002-03-21
CIK 731012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K
                                    ---------

                                   (Mark One)
       (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 2001
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                        For the transition period from to

                           Commission File No. 0-12015

                         HEALTHCARE SERVICES GROUP, INC.
             (Exact name of registrant as specified in its charter)

               Pennsylvania                             232018365
      -------------------------------         --------------------------------
      (State or other jurisdiction of         (IRS Employer Identification No.)
       incorporated or organization)

                3220 Tillman Drive, Suite 300, Bensalem, PA           19020
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
                                 YES  X   NO
                                     ---     ---

     The aggregate market value of voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant as of March 15, 2002 was approximately $115,356,000. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: At March 15, 2002 there were outstanding 11,159,934 shares of the Registrant's Common Stock, $.01 par value.

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

Item I.           Business

(a)      General
         Healthcare Services Group, Inc. (the "Company" or the "Registrant") provides housekeeping, laundry, linen, facility maintenance and food services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals. The Company believes that it is the largest provider of contractual housekeeping and laundry services to the long-term care industry in the United States, rendering such services to approximately 1,200 facilities in 43 states and Canada as of December 31, 2001.

(b)      Not Applicable;

(c)      Description of Services
         The Company provides management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and food service departments of the health care industry. The Company's labor force is also interchangeable with respect to each of these services, with the exception of food services. Although there are many similarities in the nature of the services performed, there are some significant differences in the specialized expertise required of the professional management personnel responsible for delivering the respective services. The Company believes that each service provides opportunity for growth. At December 31, 2001, the Company had one client, Beverly Enterprises, Inc., which accounted for approximately 14% of total consolidated revenues. The Company derived revenues from Beverly Enterprises, Inc. in both the Housekeeping and Food Services' sectors.

         Housekeeping services. Housekeeping services is the largest service sector of the Company, representing approximately 60% or $170,921,662 of total consolidated revenues in 2001. It involves cleaning, disinfecting and sanitizing resident areas in the facilities. In providing services to any given client facility, the Company typically hires and trains the hourly employees who were employed by such facility prior to the engagement of the Company. The Company normally assigns two on-site managers to each facility to supervise and train hourly personnel and to coordinate housekeeping services with other facility support functions. Such management personnel also oversee the execution of a variety of quality and cost-control procedures including continuous training and employee evaluation as well as on-site testing for infection control. The on-site management team also assists the facility in complying with Federal, state and local regulations.

         Laundry and linen services. Laundry and linen services is the other significant service sector of the Company, representing approximately 25% or $70,332,656 of total consolidated revenues in 2001. Laundry services involves laundering and processing of the residents' personal clothing. The Company provides laundry service to all of its housekeeping clients. Linen services involves providing laundering and processing of the sheets, pillow cases, blankets, towels, uniforms and assorted linen items used by the facilities. At some of the facilities that utilize the Company's linen service, the Company has installed its own equipment. Such installation generally requires an initial capital outlay by the Company of from $50,000 to $250,000 depending on the size of the facility, installation and construction costs, and the amount of equipment required. The Company could incur relocation or other costs in the event of the cancellation of a linen service agreement where there was an investment by the Company in a corresponding laundry installation. The hiring, training and supervision of laundry and linen services' hourly employees are similar to, and performed by the same management personnel who perform housekeeping services.

         From January 1, 1999 through December 31, 2001 the Company's services were cancelled by 101 facilities with respect to which the Company had previously invested in a laundry installation. Laundry installations relating to facilities where such service agreements were cancelled in 2001 resulted in the Company receiving approximately $11,000 less than the net amount at which these assets were recorded on its balance sheet. In the years ended December 31, 1999 and 2000, respectively, laundry installations relating to clients whose service agreements with the Company were terminated, were sold to the Company's clients for an amount in excess of the net amount recorded on the Company's balance sheet. In some instances linen supplies are owned by the Company, and the Company maintains a sufficient inventory of these items in order to ensure their availability. The Company provides linen supplies to approximately twenty per cent of the facilities for which it provides housekeeping services.

         Maintenance and other services . Maintenance services consist of repair and maintenance of laundry equipment, plumbing and electrical systems, as well as carpentry and painting. This service sector's total revenues represent approximately less than 2% of total consolidated revenues. The Company also provides consulting services to facilities to assist them in updating their housekeeping, laundry and linen operations.

         Food services. The Company commenced providing food services in 1997 and represents approximately 14% or $40,075,685 of total consolidated revenues in 2001. Food services consist of the development of a menu that meets the residents' dietary needs, purchasing and preparing the food to assure the residents receive an appetizing meal, and participation in monitoring the residents' on-going nutrition status. On-site management is responsible for all daily food service activities, with regular support being provided by a district manager specializing in food service, as well as a registered dietitian. The Company also provides consulting services to facilities to assist them in updating and cost containment with respect to a client's food service operation.

         Laundry installation sales. The Company (as distributor of laundry equipment) sells laundry installations to its clients which generally represent the construction and installation of a turn-key operation. The Company generally offers payment terms, ranging from 36 to 60 months. There were no service agreement cancellations in 2001, 2000 or 1999 by clients who have purchased laundry installations from the Company. During the years 1999 through 2001, laundry installation sales were not material to the Company's operating results as the Company prefers to own such laundry installations in connection with performance of its service agreements.

                        Operational-Management Structure

         By applying its professional management techniques, the Company is generally able to contain or control certain housekeeping, laundry, linen, facility maintenance and food service costs on a continuing basis. The Company manages and provides its services through a network of management personnel, as illustrated below.

               ----------------------------------------------------
                                    President
               ----------------------------------------------------
                                       |
                                       |
                                       V
               ----------------------------------------------------
                           Vice President - Operations
               ----------------------------------------------------
                                       |
                                       |
                                       V
                 ------------------------------------------------
                            Divisional Vice President
                                  (4 Divisions)
                 ------------------------------------------------
                                       |
                                       |
                                       V
                   --------------------------------------------
                         Regional Vice President/Manager
                                  (28 Regions)
                   --------------------------------------------
                                       |
                                       |
                                       V
                     ----------------------------------------
                                District Manager
                                 (113 Districts)
                     ----------------------------------------
                                       |
                                       |
                                       V
                       ------------------------------------
                                Training Manager
                       ------------------------------------
                                       |
                                       |
                                       V
                       ------------------------------------
                              Facility Manager and
                           Assistant Facility Manager
                       ------------------------------------

         Each facility is managed by an on-site Facility Manager, an Assistant Facility Manager, and if necessary, additional supervisory personnel. Districts, typically consisting of from eight to twelve facilities, are supported by a District Manager and a Training Manager. District Managers bear overall responsibility for the facilities within their districts. They are generally based within close proximity to each facility. These managers provide active support to clients in addition to the support provided by the Company's on-site management. Training Managers are responsible for the recruitment, training and development of Facility Managers. At December 31, 2001, the Company maintained 28 regions within four divisions. A division consists of a number of regions within a specific geographical area. Divisional Vice Presidents manage each division. Each region is headed by a Regional Vice President/Manager. Some regions have a Regional Sales Director who assumes primary responsibility for marketing the Company's services. Regional Vice President/Managers report to Divisional Vice Presidents who in turn report to the President or Vice President of Operations. The Company believes that its divisional, regional and district organizational structure facilitates its ability to obtain new clients, as well as its ability to sell additional services to existing clients.

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

         In 2001 the long-term care market consisted of approximately 23,000 facilities, according to estimates of the Department of Health and Human Services. The facilities primarily range in size from small private facilities with 65 beds to facilities with over 500 beds. The Company markets its services primarily to facilities with 100 or more beds. The Company believes that approximately eight percent of long-term care facilities use outside providers of housekeeping and laundry services such as the Company.

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

                        Government Regulation of Clients

         The Company's clients are subject to governmental regulation. In August 1997, the President signed into law the Balanced Budget Act of 1997 ("BBA"). BBA amended the Medicare program by revising the payment system for skilled nursing services. Additionally, BBA required the establishment of a Prospective Pay System ("PPS"), a system under which Medicare Part A payment is prospectively determined for skilled nursing facilities for cost reporting periods beginning on or after July 1, 1998. Under PPS, skilled nursing facilities receive a fixed per diem rate for each of their Medicare Part A patients that, during the first three years of PPS, is based on a blend of facility-specific rates and federal acuity-adjusted rates. Following the full phase in of PPS, which will occur in 2002, all per diem rates will be based solely on federal acuity-adjusted rates. Included in this per diem rate are ancillary services, such as pharmacy and rehabilitation therapy services.

         Since the passage of the BBA in 1997, Congress has twice passed additional legislation intended to mitigate temporarily the reduction in reimbursement for skilled nursing facilities under the Medicare PPS. First, in November 1999, Congress passed the Medicare Balanced Budget Refinement Act of 1999 ("BBRA"). Second, in December 2000, Congress passed the Medicare, Medicaid, and SCHIP Benefits Improvement and Protection Act of 2000 ("BIPA"). Effective April 1, 2000, the BBRA temporarily increased the PPS per diem rates by 20 percent for 15 patient-acuity categories (known as resource utilization groups ("RUGs")), including medically-complex patients, pending implementation of a refined RUG system that better accounts for medically-complex patients. The Centers for Medicare & Medicaid Services' ("CMS", f/k/a the Health Care Financing Administration ("HFCA")) first refinement proposal was to become effective October 1, 2000, but was withdrawn because it did not more accurately predict the use of non-therapy ancillary services. The current requirement calls for the refinement to be developed and implemented effective October 1, 2002. The revised rates, when finally implemented, are intended to be budget neutral and simply a redistribution of total payments compared to the rates that would be paid under the existing system. The BBRA also provided for a four percent increase in the federal per diem rate for all patient-acuity categories for fiscal years 2001 and 2002.

         BIPA, among other things, eliminated the scheduled reduction in the skilled nursing facility market basket update in fiscal year 2001. In fiscal years 2002 and 2003, payment updates will equal the market basket index ("MBI") update minus one-half percentage point. Temporary increases in the federal per diem rates under the BBRA will be in addition to these payment increases. BIPA also increased payment for the nursing component of each RUG category by 16.66 percent for services furnished after April 1, 2001 and before October 1, 2002.

         Moreover, BIPA further refined the consolidated billing requirements. The law now limits consolidated billing requirements to items and services furnished to skilled nursing facility patients in a Medicare Part A covered stay and to therapy services covered under Part B. In other words, for patients not covered under a Part A stay (e.g., Part A benefits have been exhausted), the skilled nursing facility may choose to bill for non-therapy Part B services and supplies, or it may elect to have suppliers continue to bill Medicare directly for these services. BIPA also modified the treatment of the Part A PPS rehabilitation patient categories to ensure that Medicare payments for skilled nursing facility patients with "ultra high" and "high" rehabilitation therapy needs are appropriate in relation to payments for patients needing "medium" or "low" levels of therapy. Effective for services furnished on or after April 1, 2001, and before implementation of the refined RUG system (which has yet to occur), the law increased by 6.7 percent the federal per diem payments for 14 rehabilitation categories. The 20 percent additional payment under the BBRA for three rehabilitation categories was removed to make this provision budget neutral.

         The increases in Medicare and Medicaid reimbursement provided for under the BBRA and BIPA will sunset in October 2002. Unless additional legislative action is undertaken by the United States Congress, the loss of revenues associated with this occurrence will probably have a material adverse effect on skilled nursing providers. In addition, the federal Medicare Advisory Payment Commission ("MedPAC"), an independent federal body established to advise Congress on issues affecting the Medicare program, met on January 17, 2002, to discuss draft recommendations that will be included in MedPAC's March 2002 Report to Congress. In this meeting, MedPAC failed to recommend the continuation of certain increases in reimbursement provided under the BBRA and BIPA. Specifically, MedPAC did not recommend the continuation of the 16.66 percent increase in the nursing component and the 4 percent increase in the federal per diem for all patient-acuity categories. The MedPAC did recommend, however, that the 6.7 percent federal per diem payments for 14 rehabilitation categories and the 20 percent additional payment under the BBRA for the three rehabilitation categories, be incorporated into the base rate. While the recommendations are not binding on Congress, they may affect whether a legislative action to extend the reimbursement provisions is successful.

         Although PPS directly affects how clients are paid for certain services, the Company itself does not participate in any government reimbursement programs. Therefore, all of the Company's contractual relationships with its clients continue to determine the clients' payment obligations to the Company. However, certain clients have been and continue to be adversely affected by PPS, as well as other trends in the long-term care industry resulting in certain clients filing voluntary bankruptcy petitions. Others may follow (see " Liquidity and Capital Resources").

                          Service Agreements/Collection

         The Company primarily provides its services pursuant to a full service agreement with its clients. In a full service agreement, the Company assumes both management and payroll responsibility for the hourly housekeeping, laundry, linen, facility maintenance and food service employees. For a limited number of clients, the Company does provide services on the basis of a management only agreement. In such agreements, the Company services are comprised of providing on-site management personnel, while the hourly and staff personnel remain employees of the respective client.

         The Company typically adopts and follows the client's employee wage structure, including its policy of wage rate increases, and passes through to the client any labor cost increases associated with wage rate adjustments. Under a management agreement, the Company provides management and supervisory services while the client facility retains payroll responsibility for its hourly employees. Substantially all of the Company's agreements are full service agreements. These agreements typically provide for a one year term, cancelable by either party upon 30 or 90 days' notice after the initial 90-day period. As of December 31, 2001, the Company provided services to approximately 1,200 client facilities.

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

         The Company has had varying collection experience with respect to its accounts and notes receivable. When contractual terms are not met, the Company generally encounters difficulty in collecting amounts due from certain of its clients. Therefore, the Company has sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients have included those in bankruptcy, those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $5,445,000, $3,250,000 and $7,250,314 in the years ended December 31, 2001, 2000 and 1999, respectively (see Schedule II- Valuation and Qualifying Accounts, for year-end balances). These provisions represent 1.9%, 1.3% and 3.1% as a percentage of revenue for the years ended December 31, 2001, 2000 and 1999, respectively. In making its credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, management considers the general collection risks associated with trends in the long-term care industry. The Company also establishes credit limits, as well as performing ongoing credit evaluation and account monitoring procedures to minimize the risk of loss. Notwithstanding the Company's efforts to minimize its credit risk exposure, the Company's clients could be adversely effected if future industry trends as discussed in the Government Regulation of Clients and Risk Factors' sections of this report change in such a manner as to negatively impact their cash flows. In the event that the Company's clients experience such significant impact in their cash flows, it could have a material adverse effect on the Company's results of operations and financial condition. At December 31, 2001, the Company has receivables of approximately $4,000,000 from a client group currently Debtors in Chapter 11 bankruptcy proceedings. The Company expects the client group will file bankruptcy plans during 2002. In the event that the amount collected is materially less than the $4,000,000, it could adversely effect the Company's results of operations and financial condition.

                                   Competition

         The Company competes primarily with the in-house support service departments of its potential clients. Most healthcare facilities perform their own support service functions without relying upon outside management firms such as the Company. In addition, a number of local firms compete with the Company in the regional markets in which the Company conducts business. Several national service firms are larger and have greater financial and marketing resources than the Company, although historically, such firms have concentrated their marketing efforts on hospitals rather than the long-term care facilities typically serviced by the Company. Although the competition to provide service to health care facilities is strong, the Company believes that it competes effectively for new agreements, as well as renewals of the existing agreements based upon the quality and dependability of its services and the cost savings it believes it can effect for the client.

                                    Employees

         At December 31, 2001, the Company employed approximately 2,693 management, office support and supervisory personnel. Of these employees, 264 held executive, regional/district management and office support positions, and 2,429 of these salaried employees were on-site management personnel. On such date, the Company employed approximately 14,821 hourly employees. Many of the Company's hourly employees were previous support employees of the Company's clients. The Company manages, for a limited number of its client facilities, the hourly employees who remain employed by certain of its clients.

         Approximately 9% of the Company's hourly employees are unionized. These employees are subject to collective bargaining agreements that are negotiated by individual facilities and are assented to by the Company so as to bind the Company as an "employer" under the agreements. The Company may be adversely affected by relations between its client facilities and the employee unions. The Company is a party to a negotiated collective bargaining agreement with a limited number of employees at a few facilities serviced by the Company. The Company believes its employee relations are satisfactory.

(d) Risk Factors - Certain matters discussed in this report may include forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, risks arising from the Company providing its services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; the effects of changes in regulations governing the industry and risk factors described in Part I hereof under "Government Regulation of Clients", Service Agreements/Collection" and "Competition". The Company's clients have been and continue to be adversely affected by the change in Medicare payments under the Prospective Payment System ("PPS") enacted in 1997, as well as other trends in the long-term care industry resulting in certain of the Company's clients filing voluntary bankruptcy petitions. Others may follow. These factors, in addition to delays in payments from clients has resulted in and could continue to result in significant additional bad debts in the near future. The Company's operating results would also be adversely affected if unexpected increases in the costs of labor, materials supplies and equipment used in performing its services could not be passed on to clients.

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

(e)      Financial Information About Foreign and Domestic Operations and Export
Sales

         Not Applicable.


Item 2.  Properties

         The Company leases its corporate offices, located at 3220 Tillman Drive, Suite 300, Bensalem, Pennsylvania 19020, which consists of 16,195 square feet. The term of the lease expires on September 30, 2005. The Company also leases office space at other locations in Pennsylvania, Connecticut, Florida, Illinois, California, Colorado, Georgia, Alabama and Texas. The office sizes range from approximately 1,000 to 2,500 square feet. These locations serve as divisional or regional offices. None of these leases is for more than a five-year term. In addition, the Company leases warehouse space in Pennsylvania. The warehouse in Pennsylvania consists of approximately 19,000 square feet. The Pennsylvania warehouse lease expires on March 31, 2008. The Company is also provided with office and storage space at each of its client facilities. Management does not foresee any difficulties with regard to the continued utilization of such premises. Management believes that such leases are sufficient for the conduct of the Company's current operations.

         The Company presently owns laundry equipment, office furniture and equipment, housekeeping equipment and vehicles. Management believes that all of such equipment is sufficient for the conduct of the Company's current operations.

Item  3. Legal Proceedings.

         As of December 31, 2001, there were no material pending legal proceedings to which the Company was a party, or as to which any of its property was subject, other than routine litigation or claims and/or proceedings believed to be adequately covered by insurance.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Security Holder
         Matters

(a)      Market Information
The Company's common stock, $.01 par value (the "Common Stock") is traded on the NASDAQ National Market System. On December 31, 2001, there were 11,075,219 shares of Common Stock outstanding.

         The high and low bids for the Common Stock during the two years ended December 31, 2001 ranged as follows:

                   2001  High                      2001 Low
                   ----------                      --------
1st Qtr.           $   7.375                      $   5.375
2nd Qtr.               7.980                          6.060
3rd Qtr.               9.160                          7.080
4th Qtr.              10.300                          7.520

                   2000 High                       2000 Low
                   ---------                       --------
1st Qtr.           $   9.688                       $  5.000
2nd Qtr.               5.438                          3.719
3rd Qtr.               5.500                          4.531
4th Qtr.               6.375                          4.750

(b)      Holders
         As of March 15, 2002, there were approximately 417 holders of record of the common stock, including stock held in nominee name by brokers or other nominees. It is estimated that there are approximately 2,200 beneficial holders.

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

         The information called for herein is incorporated by reference to the Company's Annual Report to Shareholders for the year ended December 31, 2001, copies of which accompany this Report.

Item 6.  Selected Financial Data

The selected financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, the Financial Statements and Notes thereto.


                                                          (In thousands except for per share data and employees)
                                                        -----------------------------------------------------------
                                                                         Years Ended December 31:
                                                                         ------------------------
                                                          2001        2000         1999        1998         1997
                                                         ------      ------       ------      ------       ------
Revenues                                                 $284,190    $254,668     $232,432    $204,869     $181,359
                                                         --------    --------     --------    --------     --------

Net income                                               $  7,035    $  5,588     $  5,536    $  8,869     $  5,894
                                                         --------    --------     --------    --------     --------

Basic earnings per common share                          $    .64    $    .51     $    .50    $    .79     $    .52
                                                         --------    --------     --------    --------     --------

Diluted earnings per common share                        $    .64    $    .51     $    .49    $    .77     $    .51
                                                         --------    --------     --------    --------     --------
Weighted average number of common
   shares outstanding for basic EPS                        10,928      10,964       11,053      11,188       11,354
                                                         --------    --------     --------    --------     --------
Weighted average number of common
   shares outstanding for diluted EPS                      11,078      10,983       11,286      11,512       11,578
                                                         --------    --------     --------    --------     --------
As of December 31:
Working Capital                                          $ 83,108    $ 74,176     $ 69,785    $ 62,009     $ 55,706
                                                         --------    --------     --------    --------     --------

Total Assets                                             $120,790    $108,343     $ 98,030    $ 93,109     $ 84,890
                                                         --------    --------     --------    --------     --------

Stockholders' Equity                                     $ 98,943    $ 90,805     $ 85,961    $ 80,192     $ 72,227
                                                         --------    --------     --------    --------     --------

Book Value Per Share                                     $   8.93    $   8.30     $   7.77    $   7.27     $   6.52
                                                         --------    --------     --------    --------     --------

Employees                                                  17,514      16,276       15,741      14,046       12,180
                                                         --------    --------     --------    --------     --------

All share data has been adjusted to reflect the 3-for-2 stock split paid in the form of a 50% stock dividend on August 27, 1998.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto.

Item 7. Management's Discussion and Analysis of Financial Condition And Results of Operations

Results of Operations

From 1996 through 2001, the Company's revenues grew at a compound annual rate of 11.8%. This growth was achieved through obtaining new clients and providing additional services to existing clients. Although there can be no assurance thereof, the Company anticipates future revenue growth due to the strength of its presence in the long-term health care market. It is likely though, that its compound growth rates will decrease as growth is measured against the Company's increasing revenue base.

The following table sets forth for the years indicated the percentage which certain items bear to revenues:

                                               Relation to Total Revenues
                                                 Years Ended December 31,
                                             -------------------------------
                                              2001        2000         1999
                                             ------      ------       ------
Revenues                                     100.0%      100.0%       100.0%

Operating costs and expenses:

   Costs of services provided                 88.6        89.1         88.5

   Selling, general and administrative         7.7         7.7          8.1

Interest income                                 .4          .4           .4
                                             -----       -----        -----

Income before income taxes                     4.1         3.6          3.8

Income taxes                                   1.6         1.4          1.4
                                             -----       -----        -----

Net income                                     2.5%        2.2%         2.4%
                                             =====       =====        =====

2001 Compared with 2000
Revenues increased 11.6% to $284,189,510 in 2001 from $254,668,213 in 2000. The growth in revenues is primarily a result of a net increase in service agreements entered into with new clients. Approximately 63% of the revenue growth in 2001 resulted from the Company's food service division with the remaining revenue growth being generated from housekeeping, laundry and linen, and other services provided. Although food service contributed significantly more in revenue growth in 2001 than the housekeeping, laundry, linen and other services' division, the Company does not anticipate this trend to continue. The Company believes that in 2002 both housekeeping, laundry, linen and other services, and food services revenues, as a percentage of total revenues, will remain approximately the same as their respective 2001 percentages.

   Costs of services provided as a percentage of revenues in 2001 decreased to 88.6% from 89.1% in 2000. The primary factors affecting specific variations in the 2001 cost of services provided as a percentage of revenues and their effect on the .5% decrease are as follows: a decrease of 2.7% in labor costs, which is primarily a result of an increase in food service business. Food service labor costs are less as a percentage of that division's revenues as compared to housekeeping, laundry, linen and other services percentage of labor costs to their respective revenues. Housekeeping, laundry, linen and other services labor costs in 2001, as a percentage of the division's revenues, remained essentially at historical percentage of revenue rates. Offsetting this decrease were; an increase of 1.8% in the cost of supplies consumed in performing services which resulted from an increase in food service division cost of supplies, while housekeeping, laundry, linen and other services' cost of supplies showed a slight improvement in its cost of supplies as a percentage of housekeeping, laundry, linen and other services' revenues. In contrast to the discussion on labor costs above, food service division cost of supplies as a percentage of food service division revenues is higher than the cost of supplies as a percentage of revenues associated with the housekeeping, laundry, linen and other services' division; an increase of .6% in bad debt provision in order to provide for collection problems; an increase of .5% in worker's compensation insurance resulting primarily from the effect of the acceleration in the timing of settlements made with, as well as payments to claimants covered under the plan.

   Selling, general and administrative expenses as a percentage of revenue remained constant at 7.7% in 2001 as compared to 2000. This is primarily attributable to the Company's ability to control these expenses in respect to comparing them to a greater revenue base in the current year.

   Interest income increased 26% to $1,247,463 in 2001 compared to 2000. The 2001 increase is related to higher cash balances.

   The Company's effective tax rate remained unchanged at 39% comparing 2001 to 2000. The Company's 39% effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes.

   As a result of the matters discussed above, 2001 net income increased to 2.5% as a percentage of revenue compared to 2.2% in 2000.

2000 Compared with 1999
Revenues increased 9.6% to $254,668,213 in 2000 from $232,431,888 in 1999 resulting primarily from net new service agreements entered into with new clients.

   Costs of services provided as a percentage of revenues in 2000 increased to 89.1% from 88.5% in 1999. The primary factors affecting specific variations in the 2000 cost of services provided as a percentage of revenues and their effect on the .6% increase are as follows: an increase of 1.3% in the cost of supplies consumed in performing services; increase of .7% in labor costs; increase of .3% in employee benefits; offsetting these increases was a decrease of 1.8% in bad debt provision.

   Selling, general and administrative expenses as a percentage of revenue decreased to 7.7% in 2000 from 8.1% in 1999. The decrease is primarily attributable to the Company's ability to control these expenses while comparing them to a greater revenue base in the current year.

   Interest income increased 31% to $988,900 in 2000 comapred to 1999. The 2001 increase is related to higher cash balances.

   The Company's 2000 effective tax rate increased to 39% from 36.5% in 1999. The 2.5% increase in the effective rate is primarily related to the 1999 effective tax rate being reduced to reflect the reversal of reserves no longer needed as a result of the conclusion of an Internal Revenue Service examination of the Company's 1996 and 1997 returns. The Company's 39% effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes.

   As a result of the matters discussed above, 2000 net income decreased to 2.2% as a percentage of revenues compared to 2.4% in 1999.

Critical Accounting Policies
Allowance for Doubtful Accounts

The allowance for doubtful accounts is established as losses are estimated to have occurred through a provision for bad debts charged to earnings. The allowance for doubtful accounts is evaluated based on managements periodic review of accounts and notes receivable and is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

   The Company has had varying collection experience with respect to its accounts and notes receivable. When contractual terms are not met, the Company generally encounters difficulty in collecting amounts due by certain of its clients. Therefore, the Company has sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients have included those in bankruptcy, those who have terminated service agreements and slow payers experiencing financial difficulties. In making its credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, management considers the general collection risks associated with trends in the long-term care industry. The Company also establishes credit limits, as well as performing ongoing credit evaluation and account monitoring procedures to minimize the risk of loss.

   In accordance with the risk of extending credit, the Company regularly evaluates its accounts and notes receivable for impairment or loss of value and when appropriate will provide in its Allowance for Doubtful Accounts for such receivables. The Company generally follows a policy of reserving for receivables from clients in bankruptcy, as well as clients with which the Company is in litigation for collection. Correspondingly, once the Company's recovery of a receivable is determined through either litigation, bankruptcy proceedings or other client negotiation at less than the recorded amount on its balance sheet, it will charge-off the applicable amount to the Allowance for Doubtful Accounts.

   Notwithstanding the Company's efforts to minimize its credit risk exposure, the Company's clients could be adversely effected if future industry trends, as more fully discussed under liquidity and capital resources, change in such a manner as to negatively impact their cash flows. In the event that the Company's clients experience such significant impact in their cash flows, it could have a material adverse effect on the Company's results of operations and financial condition. At December 31, 2001, the Company has receivables of approximately $4,000,000 from a client group currently Debtors in Chapter 11 bankruptcy proceedings. The Company expects the client group will file bankruptcy plans during 2002. In the event that the amount collected is materially less than the $4,000,000, it could adversely effect the Company's results of operations and financial condition.

Accrued Insurance Claims

The Company currently has a Paid Loss Retrospective Insurance Plan for general liability and workers' compensation insurance. Under these plans, pre-determined loss limits are arranged with an insurance company to limit both the Company's per occurrence cash outlay and annual insurance plan cost.

   For workers' compensation, the Company records a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of the Company's historical data and actuarial analysis done by an independent company specialist. The present value of the payout is determined by applying an 8% discount factor against the pay-out over the policy year's remaining pay-out period.

   Management regularly evaluates its claim pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for its accrued insurance claims' estimate. Management evaluations are based primarily on current information derived from reviewing Company claims' experience and industry trends. In the event that the Company's claims' experience and/or industry trends result in an unfavorable change, it could have an adverse effect on the Company's results of operations and financial condition.

Liquidity and Capital Resources

At December 31, 2001 the Company had working capital and cash of $83,107,545 and $34,259,334 respectively, which represent increases of 12% and 50%, respectively in working capital and cash as compared to December 31, 2000 working capital and cash of $74,175,584 and $22,841,618. During 2001, the Company expended $824,938 for open market purchases of 135,000 shares of its common stock. In addition, the Company received proceeds of $1,484,930 from the exercise of stock options by employees and directors. The Company's current ratio at December 31, 2001 decreased to 5.7 to 1 from 6.3 to 1 at December 31, 2000, primarily as a result of the timing of payments related to accounts payable, accrued insurance, and accrued payroll and accrued and withheld payroll taxes.

   The net cash provided by the Company's operating activities was $12,495,734 for the year ended December 31, 2001. The principal source of cash flows from operating activities for 2001 was net income, charges to operations for bad debt provisions, depreciation and amortization, as well as increases in accounts payable and other accrued expenses, accrued payroll, accrued and withheld payroll taxes. The operating activity that used the largest amount of cash was a $6,751,301 net increase in accounts and notes receivable and long term notes receivable. The net increase in accounts and current and long term notes receivable resulted primarily from the 11.6% growth in the Company's revenues. The Company believes this trend will continue as its revenues grow. The increase in accounts payable and other accrued expenses, accrued payroll, accrued and withheld payroll taxes are principally due to the timing of the respective payments.

   The Company's principal use of cash in investing activities for the year ended December 31, 2001 was the purchase of housekeeping equipment, computer software and equipment and laundry equipment installations.

   At December 31, 2000 the Company had working capital and cash of $74,175,584 and $22,841,618 respectively, which represent increases of 6% and 33%, respectively in working capital and cash as compared to December 31, 1999 working capital and cash of $69,784,823 and $17,198,687. During 2000, the Company expended $761,875 for open market purchases of 127,500 shares of its common stock. The Company's current ratio at December 31, 2000 decreased, to 6.3 to 1 from 8.7 to 1 at December 31, 1999.

   The net cash provided by the Company's operating activities was $7,750,533 for the year ended December 31, 2000. The principal source of cash flows from operating activities for 2000 was net income, charges to operations for bad debt provisions, depreciation and amortization, as well as increases in accounts payable and other accrued expenses, and accrued payroll and accrued and withheld payroll taxes. The operating activity that used the largest amount of cash was an $8,485,627 net increase in accounts and notes receivable and long term notes receivable. The net increase in accounts and current and long term notes receivable resulted primarily from the growth in the Company's revenues. The increase in accounts payable and other accrued expenses, and accrued payroll and accrued and withheld payroll taxes are principally due to the timing of the respective payments.

   The Company's principal use of cash in investing activities for the year ended December 31, 2000 was the purchase of housekeeping equipment, computer software and equipment and laundry equipment installations.

   The Company expends considerable effort to collect the amounts due for its services on the terms agreed upon with its clients. Many of the Company's clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Additionally, legislation enacted in August 1997 changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998 of a Medicare Prospective Payment System ("PPS") for skilled nursing facilities which significantly changed the manner and amount of reimbursements they receive. The Company's clients have been and continue to be adversely effected by PPS, as well as other trends in the long-term care industry resulting in certain of the Company's clients filing voluntary bankruptcy protection. Others may follow. These factors, in addition to delays in payments from clients has resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, the Company converts the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance the Company's ability to collect the amounts due. At December 31, 2001 and 2000, the Company had approximately, net of reserves, $14,159,000 and $14,837,000, respectively of such notes outstanding. In some instances the Company obtains a security interest in certain of the debtors' assets. Additionally, the Company considers restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. The Company believes that such restructuring provides it with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

   The Company has had varying collection experience with respect to its accounts and notes receivable. When contractual terms are not met, the Company generally encounters difficulty in collecting amounts due by certain of its clients. Therefore, the Company has sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients have included those in bankruptcy, those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $5,445,000, $3,250,000 and $7,250,314 in the years ended December 31, 2001, 2000 and 1999, respectively. These provisions represent 1.9%, 1.3% and 3.1% as a percentage of revenue for the years ended December 31, 2001, 2000 and 1999, respectively. In making its credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, management considers the general collection risks associated with trends in the long-term care industry. The Company also establishes credit limits, as well as performing ongoing credit evaluation and account monitoring procedures to minimize the risk of loss. Notwithstanding the Company's efforts to minimize its credit risk exposure, the Company's clients could be adversely effected if future industry trends change in such a manner as to negatively impact their cash flows. In the event that the Company's clients experience such significant impact in their cash flows, it could have a material adverse effect on the Company's results of operations and financial condition. At December 31, 2001, the Company has receivables of approximately $4,000,000 from a client group currently Debtors in Chapter 11 bankruptcy proceedings. The Company expects the client group will file bankruptcy plans during 2002. In the event that the amount collected is materially less than the $4,000,000, it could adversely effect the Company's results of operations and financial condition.

   The Company currently has a Paid Loss Retrospective Insurance Plan for general liability and workers' compensation insurance. Under these plans, pre-determined loss limits are arranged with an insurance company to limit both the Company's per occurrence cash outlay and annual insurance plan cost.

   For workers' compensation, the Company records a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of the Company's open claims and actuarial analysis done by an independant company specialist. The present value of the payout is determined by applying an 8% discount factor against the pay-out over the policy year's remaining pay-out period.

   Management regularly evaluates its claim pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for its accrued insurance claims' estimate. Management evaluations are based primarily on current information derived from reviewing Company claims' experience and industry trends. In the event that the Company's claims' experience and/or industry trends result in an unfavorable change, it could have an adverse effect on the Company's results of operations and financial condition.

   The Company has a $18,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow. This facility expires on September 30, 2002. The Company believes the line will be renewed at that time. Amounts drawn under the line are payable on demand. At December 31, 2001, there were no borrowings under the line. However, at such date, the Company had outstanding approximately $13,500,000 of irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance program. As a result of the letters of credit issued, the amount available under the line was reduced by approximately $13,500,000 at December 31, 2001. In addition, the Company has lease commitments totaling $2,613,790 through 2008.

   At December 31, 2001, the Company had $34,259,334 of cash and cash equivalents, which it views as its principal measure of liquidity.

   The level of capital expenditures by the Company is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment and laundry and linen equipment installations. Although the Company has no specific material commitments for capital expenditures through the end of calendar year 2002, it estimates that it will incur capital expenditures of approximately $2,500,000 during this period in connection with housekeeping equipment and laundry and linen equipment installations in its clients' facilities, as well as expenditures relating to internal data processing hardware and software requirements. The Company believes that its cash from operations, existing balances and credit line will be adequate for the foreseeable future to satisfy the needs of its operations and to fund its continued growth. However, should cash flows from current operations not be sufficient, the Company would seek to obtain necessary working capital from such sources as long-term debt or equity financing.

   In accordance with the Company's previously announced authorizations to purchase its outstanding common stock, the Company expended $824,938 to purchase 135,000 shares of its common stock during 2001 at an average price of $6.11 per common share. The Company remains authorized to purchase 786,450 shares pursuant to previous Board of Directors action.

Cautionary Statements Regarding Forward Looking Statements

Certain matters discussed may include forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, risks arising from the Company providing its services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; The Company's claims experience related to workers' compensation and general liability insurance; the effects of changes in regulations governing the industry and risk factors described in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001 in Part I thereof under "Government Regulations of Clients", "Competition" and "Service Agreements/Collections". The Company's clients have been and continue to be adversely effected by the change in Medicare payments under the 1997 enactment of the Prospective Payment System ("PPS"), as well as other trends in the long-term care industry resulting in certain of the Company's clients filing voluntary bankruptcy petitions. Others may follow. These factors, in addition to delays in payments from clients has resulted in and could continue to result in significant additional bad debts in the near future. Additionally, the Company's operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing its services could not be passed on to its clients.

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

Item 8.  Financial Statements and Supplementary Data

Consolidated Balance Sheets

                                                                              December 31,
                                                                  ----------------------------------
                                                                       2001                 2000
                                                                  -------------        -------------
Assets
Current Assets:
   Cash and cash equivalents ...................................   $ 34,259,334       $  22,841,618
   Accounts and notes receivable, less allowance for
     doubtful accounts of $6,936,000 in 2001 and
     $4,914,000 in 2000 ........................................     54,076,007          52,744,352
   Prepaid income taxes ........................................          8,188           1,128,624
   Inventories and supplies ....................................      7,944,199           8,383,963
   Deferred income taxes .......................................      2,162,845           1,019,578
   Prepaid expenses and other ..................................      2,156,871           2,184,141
                                                                   ------------        ------------
       Total current assets ....................................    100,607,444          88,302,276

Property and Equipment:
   Laundry and linen equipment installations ...................      6,872,513           7,303,508
   Housekeeping and office equipment ...........................     10,570,888           9,696,825
   Autos and trucks ............................................         57,321              21,329
                                                                   ------------        ------------
                                                                     17,500,722          17,021,662
   Less accumulated depreciation ...............................     12,738,533          11,863,635
                                                                   ------------        ------------
                                                                      4,762,189           5,158,027
COSTS IN EXCESS OF FAIR VALUE OF
   NET ASSETS ACQUIRED
   less accumulated amortization of $1,743,155 in 2001
   and $1,635,531 in 2000 ......................................      1,612,322           1,719,946
DEFERRED INCOME TAXES ..........................................      1,523,144           1,185,711
OTHER NONCURRENT ASSETS ........................................     12,285,398          11,976,905
                                                                   ------------        ------------
                                                                   $120,790,497        $108,342,865
                                                                   ============        ============

Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable ............................................   $  6,439,609        $  4,829,183
   Accrued payroll, accrued and withheld payroll taxes .........      9,705,000           8,209,344
   Other accrued expenses ......................................        199,635             181,466
   Accrued insurance claims ....................................      1,155,655             906,699
                                                                   ------------        ------------
        Total current liabilities ..............................     17,499,899          14,126,692
ACCRUED INSURANCE CLAIMS .......................................      4,347,464           3,410,916
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value: 30,000,000 shares
     authorized, 11,337,719 shares issued in 2001
     and 11,066,591 in 2000 ....................................        113,377             110,666
   Additional paid in capital ..................................     27,240,496          25,315,753
   Retained earnings ...........................................     73,176,074          66,140,713
   Common stock in treasury, at cost, 262,500 shares
     in 2001 and 127,500 in 2000 ...............................     (1,586,813)           (761,875)
                                                                   ------------        ------------
   Total stockholders' equity ..................................     98,943,134          90,805,257
                                                                   ------------        ------------
                                                                   $120,790,497        $108,342,865
                                                                   ============        ============

                            See accompanying notes.

Consolidated Statements of Income


                                                               Years Ended December 31,
                                                               ------------------------
                                                        2001            2000             1999
                                                       ------          ------           ------
Revenues                                             $284,189,510    $254,668,213    $232,431,888

Operating costs and expenses:

   Cost of services provided                          252,029,939     226,899,572     205,686,044

   Selling, general and administrative                 21,871,673      19,618,789      18,778,786

Other income:

   Interest income                                      1,247,463         988,900         756,003
                                                     ------------    ------------    ------------
Income before income taxes                             11,535,361       9,138,752       8,723,061

Income taxes                                            4,500,000       3,551,000       3,187,000
                                                     ------------    ------------    ---=--------
Net income                                           $  7,035,361    $  5,587,752    $  5,536,061
                                                     ============    ============    ============

Basic earnings per common share                      $        .64    $        .51    $        .50
                                                     ============    ============    ============

Diluted earnings per common share                    $        .64    $        .51    $        .49
                                                     ============    ============    ============



                            See accompanying notes.

Consolidated Statements of Cash Flows


                                                                Years Ended December 31,
                                                               --------------------------
                                                          2001          2000             1999
                                                         ------        ------           ------
Cash flows from operating activities:
   Net Income                                         $ 7,035,361     $ 5,587,752      $ 5,536,061
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
      Depreciation and amortization                     2,241,473       2,210,157        2,149,735
      Bad debt provision                                5,445,000       3,250,000        7,250,314
      Deferred income taxes (benefits)                 (1,480,700)        200,800           49,500
      Tax benefit of stock option
       transactions                                       232,531             192           45,427
      Unrealized loss on SERP investments                  65,768          54,225
   Changes in operating assets and liabilities:
      Accounts and notes receivable                    (6,776,655)     (7,381,614)     (10,796,225)
      Prepaid income taxes                              1,120,436        (284,735)        (843,889)
      Inventories and supplies                            439,764         196,218         (776,745)
      Long term notes receivable                           25,354      (1,104,013)        (548,392)
      Accounts payable and other
       accrued expenses                                 1,628,594       2,120,662       (1,795,361)
      Accrued payroll, accrued and
       withheld payroll taxes                           1,705,649       2,791,977          269,733
      Accrued insurance claims                          1,185,504         555,973          961,451
      Income taxes payable                                                                (283,980)
      Prepaid expenses and other assets                  (372,345)       (447,061)         427,920
                                                      -----------     -----------      -----------
      Net cash provided by operating
       activities                                      12,495,734       7,750,533        1,645,549
                                                      -----------     -----------      -----------
Cash flows from investing activities:
   Disposals of fixed assets                              313,209         439,848        1,049,008
   Additions to property and equipment                 (2,051,219)     (1,803,877)      (2,884,602)
                                                      -----------     -----------      -----------
      Net cash used in investing activities            (1,738,010)     (1,364,029)      (1,835,594)
                                                      -----------     -----------      -----------
Cash flows from financing activities:
   Purchase of treasury stock                            (824,938)       (761,875)        (183,750)
   Proceeds from the exercise of stock
      options                                           1,484,930          18,302          371,074
                                                      -----------     -----------      -----------
      Net cash provided by (used in)
       financing activities                               659,992        (743,573)         187,324
                                                      -----------     -----------      -----------
   Net increase (decrease) in cash and
      cash equivalents                                 11,417,716       5,642,931           (2,721)
   Cash and cash equivalents at
      beginning of the year                            22,841,618      17,198,687       17,201,408
                                                      -----------     -----------      -----------
   Cash and cash equivalents at end of
      the year                                        $34,259,334     $22,841,618      $17,198,687
                                                      ===========     ===========      ===========

Supplementary Cash Flow Information:
Issuance of 38,753 shares of common stock
Pursuant to Employee Stock Purchase Plan              $   209,993     $       --       $       --
                                                      ===========     ===========      ===========



                            See accompanying notes.

Consolidated Statements of Stockholders' Equity


                                                                  Years Ended December 31, 2001, 2000 and 1999
                                                               -------------------------------------------------
                                                                           Additional                                Total
                                                       Common Stock          Paid-in        Retained   Treasury   Stockholders'
                                                    Shares       Amount      Capital        Earnings     Stock       Equity
                                                   --------     --------   ----------      ----------  ---------  -------------
Balance, December 31, 1998                        11,034,207    $110,342   $25,064,832    $55,016,900  $       --      $80,192,074
   Net income for year                                                                      5,536,061                    5,536,061
   Exercise of stock options                          50,900         509       370,565                                     371,074
   Tax benefit arising from
     stock transactions                                                         45,427                                      45,427
   Purchase of common stock
     for treasury (21,000 shares)                                                                         (183,750)       (183,750)
   Treasury stock retired                            (21,000)       (210)     (183,540)                    183,750
                                                  ----------    --------   -----------    -----------   -----------    -----------
Balance, December  31, 1999                       11,064,141     110,641    25,297,284     60,552,961           --      85,960,886
   Net income for year                                                                      5,587,752                    5,587,752
   Exercise of stock options                           2,450          25        18,277                                      18,302
   Tax benefit arising from
     stock transaction                                                             192                                         192
   Purchase of common stock
     for treasury (127,500 shares)                                                                         (761,875)      (761,875)
                                                  ----------    --------   -----------    -----------   -----------    -----------
Balance, December 31, 2000                        11,066,591     110,666    25,315,753     66,140,713      (761,875)    90,805,257
   Net income                                                                               7,035,361                    7,035,361
   Exercise of stock options                         232,375       2,324     1,482,606                                   1,484,930
   Tax benefit arising from
     stock transactions                                                        232,531                                     232,531
   Issued pursuant to Employee
     Stock Purchase Plan                              38,753         387       209,606                                     209,993
   Purchase of common stock
     for treasury (135,000 shares)                                                                         (824,938)      (824,938)
                                                  ----------    --------   -----------    -----------   -----------    -----------
Balance, December 31, 2001                        11,337,719    $113,377   $27,240,496    $73,176,074   $(1,586,813)   $98,943,134
                                                  ==========    ========   ===========    ===========   ===========    ===========




                            See accompanying notes.

Notes to Consolidated Financial Statements

Note 1--Summary of Significant Accounting Policies

General

The Company provides housekeeping, laundry, linen, facility maintenance and food services exclusively to the healthcare industry primarily to nursing homes, rehabilitation centers, retirement facilities and hospitals principally located in the United States.

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

   At December 31, 2001, the Company had notes receivable aggregating approximately $7,700,000 that are impaired. During 2001, the Company increased its reserve against these notes by $2,300,000 and charged the reserve for write-offs of $900,000 resulting in a reserve balance at December 31, 2001 of $3,200,000. During 2001, the average outstanding balance of these notes receivable was $7,800,000 and no interest income was recognized.

   At December 31, 2000, the Company had notes receivable aggregating approximately $8,000,000 that are impaired. During 2000, the Company increased its reserve against these notes by $3,400,000 and charged the reserve for write-offs of $4,200,000 resulting in a reserve balance at December 31, 2000 of $1,800,000. During 2000, the average outstanding balance of these notes receivable was $8,100,000 and no interest income was recognized.

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

Revenue recognition

Revenues from service agreements are recognized as services are performed. The Company (as a distributor of laundry equipment since 1981) occasionally makes sales of laundry installations to certain clients. The sales in most cases represent the construction and installation of a turn-key operation and are for payment terms ranging from 36 to 60 months. The Company's accounting policy for these sales is to recognize the gross profit over the life of the original payment terms associated with the financing of the transactions by the Company. During 2001, 2000 and 1999, laundry installation sales were not material.

Costs in excess of fair value of net assets

Costs in excess of the fair value of net assets of businesses acquired are amortized on a straight-line basis over periods not exceeding forty years. All of the carrying value at December 31, 2001 resulted from a 1985 acquisition which is being amortized over a thirty-one year period. Amortization charged to earnings was $107,624 per year for the years 2001, 2000 and 1999, respectively.

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

   Income taxes paid were approximately $4,530,000, $3,345,000 and $4,169,000 during 2001, 2000 and 1999, respectively.

Earnings per common share

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive potential common shares, such as stock options.

Other noncurrent assets Other noncurrent assets consist of:

                                                          2001        2000
                                                         ------      ------
Long-term notes receivable                            $11,375,262   $11,400,615

Deferred compensation funding (Note 10)                   832,677       349,384

Other                                                      77,459       226,906
                                                      -----------   -----------
                                                      $12,285,398   $11,976,905
                                                      ===========   ===========

Long-term notes receivable primarily represent trade receivables that were converted to notes to enhance collection efforts.

Stock-Based Compensation

As permitted by the Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation", the Company accounts for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, or in Conjunction With Selling Goods or Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Advertising Costs

Advertising costs are expensed when incurred. For the years ended December 31, 2001, 2000 and 1999, advertising costs were not material.

Long-Lived Assets and Impairment of Long-Lived Assets

The Company's long-lived assets include property and equipment and costs in excess of fair value of net assets acquired. Costs in excess of fair value of net assets acquired arose from the purchase of another company in 1985. The costs are amortized on a straight-line basis over 31 years. Accumulated amortization was $1,743,155 and $1,635,531 on December 31, 2001 and 2000,
respectively. Additionally, amortization charged to earnings was $107,624 per year for the years 2001, 2000 and 1999, respectively.

   The Company records impairment losses on long-lived assets used in operations or expected to be disposed of when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No impairment losses were recorded in 2001, 2000 or 1999.

Reclassification

Certain reclassifications to 2000 and 1999 reported amounts have been made in the financial statements to conform to 2001 presentation.

Use of Estimates in Financial Statements

In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management establishes estimates for its allowance for doubtful accounts and accrued insurance claims based upon factors including current and historical trends, as well as other pertinent industry information. Management regularly evaluates this information to determine if it is necessary to update the basis for its estimates and to compensate for known changes.

Concentrations of Credit Risk

Statement of Financial Accounting Standards No. 105 (SFAS No. 105) requires the disclosure of significant concentrations of credit risk, regardless of the degree of such risk. Financial instruments, as defined by SFAS No. 105, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts and notes receivable. At December 31, 2001 and 2000, substantially all of the Company's cash and cash equivalents were invested with one financial institution. The Company's clients are concentrated in the health care industry, primarily providers of long-term care. Legislation enacted in August 1997 changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998, of a Medicare Prospective Payment System ("PPS") for skilled nursing facilities which significantly changed the manner and the amounts of reimbursement they receive. The Company's clients have been and continue to be adversely effected by PPS, as well as other trends in the long-term care industry resulting in certain of the Company's client filing voluntary bankruptcy petitions. Others may follow. These factors, in addition to delays in payments from clients has resulted in and could continue to result in significant additional bad debts in the near future. The clients are comprised of many companies with a wide geographical dispersion within the United States. At December 31, 2001, the Company had one client, a nursing home chain, which accounted for approximately 14% of consolidated revenues.

Fair Value of Financial Instruments

The carrying value of financial instruments (principally consisting of cash and cash equivalents, accounts and notes receivable and accounts payable) approximate fair value.

Note 2--Allowance for Doubtful Accounts

The allowance for doubtful accounts is established as losses are estimated to have occurred through a provision for bad debts charged to earnings. The allowance for doubtful accounts is evaluated based on management's periodic review of accounts and notes receivable and is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

   The Company has had varying collection experience with respect to its accounts and notes receivable. When contractual terms are not met, the Company generally encounters difficulty in collecting amounts due by certain of its clients. Therefore, the Company has sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients have included those in bankruptcy, those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $5,445,000, $3,250,000 and $7,250,314 in the years ended December 31, 2001, 2000 and 1999, respectively. In making its credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, management considers the general collection risks associated with trends in the long-term care industry. Notwithstanding the Company's efforts to minimize its credit risk exposure, the Company's clients could be adversely effected if future industry trends change in such a manner as to negatively impact their cash flows. In the event that the Company's clients experience such significant impact in their cash flows, it could have a material adverse effect on the Company's results of operations and financial condition.

Note 3--Lease Commitments

The Company leases office facilities, equipment and autos under operating leases expiring on various dates through 2008 and certain office leases contain renewal options (see Note 5). The following is a schedule, by calendar years, of future minimum lease payments under operating leases having remaining terms in excess of one year as of December 31, 2000:

                                                           Operating
              Year                                           Leases
              ----                                         ---------
              2002 ....................................   $   848,097
              2003 ....................................       648,610
              2004 ....................................       495,487
              2005 ....................................       377,756
              2006 and thereafter .....................       243,840
                                                           ----------
              Total minimum lease payments ............    $2,613,790
                                                           ==========

Total expense for all operating leases was $994,284, $832,211 and $635,951 for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 4--Stockholders' Equity

As of December 31, 2001 1,173,818 shares of common stock were reserved under the incentive stock option plans, including 176,295 shares which were available for future grant. The Stock Option Committee is responsible for determining the individuals who will be granted options, the number of options each individual will receive, the option price per share, and the exercise period of each option. The incentive stock option price will not be less than the fair market value of the common stock on the date the option is granted. No option will have a term in excess of ten years and are exercisable commencing six months from the option date. As to any stockholder who owns 10% or more of the common stock, the option price per share will be no less than 110% of the fair market value of the common stock on the date the options are granted and such options shall not have a term in excess of five years.

   The weighted average fair value of incentive options granted during 2001, 2000 and 1999 was $4.99, $3.02 and $3.74, respectively.

A summary of incentive stock option activity is as follows:


                                                                             Incentive Stock Options
                                                 --------------------------------------------------------------------------
                                                          2001                       2000                    1999
                                                 ----------------------     --------------------    -----------------------
                                                  Weighted                   Weighted                 Weighted
                                                   Average     Number         Average    Number        Average    Number
                                                    Price     of Shares        Price    of Shares       Price    of Shares
                                                  --------    ---------      --------   ---------     --------   ----------
Beginning of period                                 $7.03     1,120,222        $7.40     980,952        $7.59      820,177
Granted                                              8.85       245,426         5.11     214,229         6.86      325,350
Cancelled                                            8.04      (210,439)        6.40     (72,509)        7.24     (121,175)
Exercised                                            6.37      (157,686)        7.47      (2,450)        7.24      (43,400)
                                                    -----     ---------        -----    --------        -----     --------
End of period                                       $7.37       997,523        $7.03    1,120,222       $7.40      980,952
                                                    =====     =========        =====    =========       =====     ========



The following table summarizes information about incentive stock options outstanding at December 31, 2001:


                                              Options Outstanding                 Options Exercisable
                                          -----------------------------------------------------------------------
                                                             Average                                  Weighted
                                                            Remaining     Average                     Average
                                              Number       Contractual    Exercise       Number       Exercise
Exercise Price Range                       Outstanding        Life          Price      Exercisable      Price
--------------------                       -----------     -----------    --------     -----------    ----------
$5.06 - 10.18                                997,523          7.88          $7.37        793,947        $6.88


   The Company has granted non-qualified stock options primarily to employees and directors under either the Company's 1995 Incentive and Non-Qualified Stock Option Plan for key employees and the Company's 1996 Non-Employee Director's Stock Option Plan. Amendments to the 1995 Plan, as well as the 1996 Plan were adopted on March 6, 1996 and approved by shareholders on June 4, 1996. Pursuant to the terms of the 1996 Non-Employee Director's Stock Option Plan, each eligible non-employee director receives an automatic grant based on a prescribed formula on the fixed annual grant date. The non-qualified options were granted at option prices which were not less than the fair market value of the common stock on the date the options were granted. The options are exercisable over a five to ten year period, commencing six months from the option date. The weighted average fair value of non-qualified options granted during 2001, 2000 and 1999 were $5.39, $3.04 and $4.03, respectively.

A summary of non-qualified stock option activity is as follows:


                                                                         Non-qualified Stock Options
                                                 --------------------------------------------------------------------------
                                                          2001                       2000                    1999
                                                 ----------------------     --------------------    -----------------------
                                                  Weighted                   Weighted                 Weighted
                                                   Average     Number         Average    Number        Average    Number
                                                    Price     of Shares        Price    of Shares       Price    of Shares
                                                  --------    ---------      --------   ---------     --------   ----------
Beginning of period                                 $7.03      376,564         $7.05     404,172        $7.18     454,548
Granted                                              8.99      223,274          5.06      37,246         6.75      24,950
Cancelled                                            5.81      (34,864)         6.04     (64,854)        7.78     (67,826)
Exercised                                            6.44      (74,689)           --          --         7.58      (7,500)
                                                    -----      -------         -----     -------        -----     -------
End of period                                       $8.10      490,285         $7.03     376,564        $7.05     404,172
                                                    =====      =======         =====     =======        =====     =======


The following table summarizes information about non-qualified stock options outstanding at December 31, 2001:


                                              Options Outstanding                 Options Exercisable
                                          -----------------------------------------------------------------------
                                                             Average                                  Weighted
                                                            Remaining     Average                     Average
                                              Number       Contractual    Exercise       Number       Exercise
Exercise Price Range                       Outstanding        Life          Price      Exercisable      Price
--------------------                       -----------     -----------    --------     -----------    ----------
$5.06 - 9.25                                 490,285           7.19        $8.10          289,661        $7.30


The Company applies APB Opinion 25 in measuring stock compensation. Accordingly, no compensation cost has been recorded for options granted to employees or directors in the years ended December 31, 2001, 2000 and 1999. The fair value of each option granted has been estimated on the grant date using the Black-Scholes Option Valuation Model. The following assumptions were made in estimating fair value:


                                                   2001                     2000                     1999
                                               -----------              -----------              ------------
Risk-Free Interest-Rate                   4.01%, 5.16% and 5.68%       5.37% and 5.49%          6.44% and 6.68%
Expected Life                                 5 and 10 years            5 and 10 years           5 and 10 years
Expected Volatility                               37.2%                39.0% and 38.7%          34.0% and 36.0%


Had compensation cost been determined under FASB Statement No. 123, net income and earnings per share would have been reduced as follows:

                                                         (in thousands except per share data)

                                                               Year Ended December 31,
                                                           ---------------------------------
                                                           2000          2000         1999
                                                          ------        ------       ------
Net Income
   As reported                                             $7,035        $5,588       $5,536
   Pro forma                                               $6,145        $4,558       $4,763
Basic Earnings Per Common Share
   As reported                                             $  .64        $  .51       $  .50
   Pro forma                                               $  .56        $  .42       $  .43
Diluted Earnings Per Common Share
   As reported                                             $  .64        $  .51       $  .49
   Pro forma                                               $  .55        $  .41       $  .42



Note 5--Income Taxes

The provision for income taxes consists of:

                                                 Year Ended December 31,
                                       ------------------------------------------
                                         2001             2000             1999
                                       --------         --------         --------
Current:
   Federal                             $4,335,200       $2,507,800        $2,449,700
   State                                1,645,500          687,800           687,800
                                       ----------       ----------        ----------
                                        5,980,700        3,137,500         3,137,500
                                       ----------       ----------        ----------
Deferred:
   Federal                             (1,074,700)         155,400               500
   State                                 (406,000)          45,400            49,000
                                       ----------       ----------        ----------
                                       (1,480,700)         200,800            49,500
                                       ----------       ----------        ----------
Tax Provision                          $4,500,000       $3,551,000        $3,187,000
                                       ==========       ==========        ==========



Under FAS 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's federal and state deferred tax assets and liabilities are as follows:

                                                        Year Ended December 31,
                                                       -------------------------
                                                         2001           2000
                                                       --------       --------
Net current deferred assets:
Allowance for doubtful accounts                        $2,737,985    $1,960,686
Accrued insurance claims-current                          471,507       361,773
Expensing of housekeeping supplies                     (1,516,141)   (1,496,333)
Deferred compensation                                     453,518       180,475
Other                                                      15,976        12,977
                                                       ----------    ----------
                                                       $2,162,845    $1,019,578
                                                       ==========    ==========
Net noncurrent deferred tax assets:
Deferred profit on laundry installation sales          $   15,352    $   27,273
Non-deductible reserves                                   259,057       426,306
Depreciation of property and equipment                   (549,301)     (646,639)
Accrued insurance claims- noncurrent                    1,773,765     1,360,955
Other                                                      24,271        17,816
                                                       ----------    ----------
                                                       $1,523,144    $1,185,711
                                                       ==========    ==========

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes is as follows:


                                                          Year Ended December 31,
                                                 ---------------------------------------
                                                     2001          2000          1999
                                                 -----------    ----------     ---------
Tax expense computed at
   statutory rate                                 $3,922,200     $3,107,200     $2,965,800
Increases (decreases) resulting
   from:
   State income taxes, net of
     federal tax benefit                             818,100        586,000        486,300
   Settlement of prior years'
     income tax examination                               --             --       (328,100)
   Tax exempt interest                               (77,000)       (97,500)       (91,900)
   Amortization of costs in
     excess of fair value of
     net assets acquired                              36,600         36,600         36,600
   Other, net                                       (199,700)       (81,300)       118,300
                                                  ----------     ----------     ----------
                                                  $4,500,000     $3,551,000     $3,187,000
                                                  ==========     ==========     ==========

In June, 1999, the Internal Revenue Service concluded its examination of the tax years ended December 31, 1997 and 1996. As a result, previously established reserves are no longer required. The effective rate for 1999 was reduced to reflect the reversal of these reserves.

Note 6--Related Party Transactions

The Company, through September, 1999, leased its corporate offices from a partnership in which the chief executive officer of the Company is a general partner. The rental payments made during the year ended December 31, 1999 were $66,463. The Company made no leasehold improvements on such property in 1999.

   A director of the Company has an ownership interest in several client facilities which have entered into service agreements with the Company. During the years ended December 31, 2001, 2000 and 1999 the agreements with the client facilities which the director has an ownership interest resulted in Company revenues of approximately $3,440,000, $3,265,000 and $3,033,000, respectively.

Note 7--Segment Information

The Company manages and evaluates its operations in two reportable operating segments. The two operating segments are housekeeping, laundry, linen and other services, and food service. While both segments serve the same client base and share many operational similarities, they are managed separately due to distinct differences in the type of service provided, as well as the specialized expertise required of the professional management personnel responsible for delivering the respective segments' services. Prior to 2001, food service was not deemed a reportable segment as its revenues did not meet the quantitative threshold of FASB SFAS 131. The company considers the various services provided within the housekeeping, laundry, linen and other services' segment to be one reportable segment, since such services are rendered pursuant to a single service agreement, as well as the delivery of such services being managed by the same management personnel.

Differences between the reportable segments' operating results and other disclosed data, and the Company's consolidated financial statements relate primarily to corporate level transactions, as well as transactions between reportable segments and an 100% owned warehousing and distribution subsidiary. The subsidiary's transactions with reportable segments are immaterial and are made on a basis intended to reflect the fair market value of the goods transferred. Segment amounts disclosed are prior to any elimination entries made in consolidation.

The housekeeping, laundry, linen and other services' segment of the Company does provide services in Canada, although essentially all of its revenues and net income, 99% in both categories, are earned in one geographic area, the United States.

                                                     Housekeeping,
                                                    laundry, linen
                                                      and other        Food       Corporate and
                                                       services      services     eliminations         Total
                                                     ------------   -----------   -------------        -----
Year Ended December 31, 2001
Revenues                                             $244,634,409   $40,442,352   $   (887,251)     $284,189,510
Income before income taxes                             17,478,914     1,672,788     (7,616,341)(1)    11,535,361
Depreciation and Amortization                           1,377,655        21,258        842,560         2,241,473
Total assets                                           68,256,140     9,377,899     43,156,458 (2)   120,790,497

Year Ended December 31, 2000
Revenues                                             $234,519,076   $21,813,749    $(1,664,612)     $254,668,213
Income before income taxes                             15,567,038       125,499     (6,553,785)(1)     9,138,752
Depreciation and Amortization                           1,450,567        10,543        749,047         2,210,157
Total assets                                           69,921,784     7,046,050     31,375,030 (2)   108,342,865

Year Ended December 31, 1999
Revenues                                             $220,809,064   $12,018,141   $   (395,317)     $232,431,888
Income before income taxes                             15,060,078       (97,634)    (6,239,383)(1)     8,723,061
Depreciation and Amortization                           1,586,358         6,821        556,556         2,149,735
Total assets                                           68,085,054     4,239,443     25,705,385(2)     98,029,882

(1) represents primarily corporate office cost and related overhead, as well as certain operating expenses that are not allocated to the service segments.
(2) represents primarily cash and cash equivalents, deferred income taxes and other current and noncurrent assets.

The Company earned revenue in the following service business categories:

                                                             Year Ended December 31,
                                                     -----------------------------------------
                                                         2001           2000        1999
                                                     ------------   ------------  ------------
Housekeeping services                                $170,921,662   $161,840,927  $150,343,572
Laundry and linen services                             70,332,656     68,285,181    67,013,585
Food Services                                          40,075,685     21,602,962    12,113,838
Maintenance services and Other                          2,859,507      2,939,143     2,960,893
                                                     ------------   ------------  ------------
                                                     $284,189,510   $254,668,213  $232,431,888
                                                     ============   ============  ============

The Company had one client in 2001 which accounted for approximately 14% of consolidated revenue. In respect to such client, the Company derived revenues from both operating segments.

Note 8--Earnings Per Common Share
A reconciliation of the numerator and denominators of basic and diluted earnings per common share is as follows:

                                                             Year Ended December 31, 2001
                                                       ------------------------------------------
                                                         Income          Shares        Per-share
                                                       (Numerator)    (Denominator)      Amount
                                                       -----------    -------------    ----------
Net Income                                             $7,035,361
Basic earnings per
   common share                                         7,035,361      10,928,281      $      .64
Effect of dilutive
   securities:
   Options                                                                149,665
                                                       ----------      ----------      ----------
Diluted earnings per
   common share                                        $7,035,361      11,077,946      $      .64
                                                       ==========     ===========      ==========

                                                              Year Ended December 31, 2000
                                                       ------------------------------------------
                                                         Income         Shares         Per-share
                                                       (Numerator)   (Denominator)       Amount
                                                       -----------    -----------      ----------
Net Income                                             $5,587,752
                                                       ==========
Basic earnings per
   common share                                         5,587,752      10,963,937      $      .51
Effect of dilutive
   securities:
   Options                                                                 19,028
                                                       ----------     -----------      ----------
Diluted earnings per
   common share                                        $5,587,752      10,982,965      $      .51
                                                       ==========     ===========      ==========


                                                              Year Ended December 31, 1999
                                                       ------------------------------------------
                                                         Income         Shares         Per-share
                                                      (Numerator)    (Denominator)       Amount
                                                       ----------     -----------      ----------
Net Income                                             $5,536,061
                                                       ==========
Basic earnings per
   common share                                         5,536,061      11,052,728      $      .50
Effect of dilutive
   securities:
   Options                                                                232,864
                                                       ----------     -----------      ----------
Diluted earnings per
   common share                                        $5,536,061      11,285,592      $      .49
                                                       ==========     ===========      ==========

   Options to purchase 563,708, 1,176,288 and 151,284 shares of common stock at an average exercise price of $7.92, $7.57 and $9.38 for the years ended December 31, 2001, 2000 and 1999, respectively were outstanding during such years but not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market value of the common shares.

Note 9--Other Contingencies
The Company has a $18,000,000 bank line of credit under which it may draw to meet short-term liquidity requirements or for other purposes, that expires on September 30, 2002. The Company believes the line will be renewed at that time. Amounts drawn under the line are payable upon demand. At both December 31, 2001 and 2000, there were no borrowings under the line. However, at such dates, the Company had outstanding approximately $13,500,000 and $13,000,000, respectively of irrevocable standby letters of credit, which relates to payment obligations under the Company's insurance program. As a result of letters of credit issued, the amount available under the line was reduced by approximately $13,500,000 and $13,000,000 at December 31, 2001 and 2000, respectively.

   The Company is also involved in miscellaneous claims and litigation arising in the ordinary course of business. The Company believes that these matters, taken individually or in the aggregate, would not have a material adverse impact on the Company's financial position or results of operations.

   Legislation enacted in August 1997 changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998, of a Medicare Prospective Payment System ("PPS") for skilled nursing facilities which significantly changed the manner and the amounts of reimbursement they receive. The Company's clients have been and continue to be adversely effected by PPS, as well as other trends in the long-term care industry resulting in certain of the Company's clients filing bankruptcy. Others may follow. These factors in addition to delays in payments from clients has resulted in and could continue to result in significant additional bad debts in the near future.

Note 10--Accrued Insurance Claims

For years 1999 through 2001 the Company has a Paid Loss Retrospective Insurance Plan for general liability and workers' compensation insurance. Under these plans, pre-determined loss limits are arranged with an insurance company to limit both the Company's per occurrence cash outlay and annual insurance plan cost.

   For workers' compensation, the Company records a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of the Company's historical data and actuarial analysis done by an independent company specialist. The accrued insurance claims were reduced by approximately $2,138,000, $2,975,000 and $2,763,000 at December 31, 2001, 2000 and 1999, respectively in order to record the estimated present value at the end of each year using an 8% interest factor. For general liability insurance, the Company records a reserve for the estimated ultimate amounts to be paid for known claims.

Note 11--Employee Benefit Plans
Employee Stock Purchase Plan
Effective January 1, 2000, the Company initiated a non-compensatory Employee Stock Purchase Plan ("the ESPP") for all eligible employees. All full-time and certain part-time employees who have completed two years of continuous service with the Company are eligible to participate. The implementation of the ESPP is by four annual offerings with the first annual Offering commencing January 1, 2000. The remaining three annual offerings likewise commence and terminate on the respective year's first and last calendar day. Under the ESPP, the Company is authorized to issue up to 800,000 shares of its common stock to its employees. Furthermore, under the terms of the ESPP, eligible employees can choose each year to have up to $25,000 of their annual earnings withheld to purchase the Company's Common Stock. The purchase price of the stock is 85% of the lower of its beginning or end of the plan year market price.
As a result of the 2001 and 2000 annual offerings, a total of 23,926 and 38,753 shares of the company's common stock were purchased at $5.42 per common share for 2001 and 2000, respectively under the ESPP. The 2001 and 2000 annual offerings' shares were issued on January 8, 2002 and January 6, 2001, respectively.

Retirement Savings Plan
On October 1, 1999, the Company established a retirement savings plan for non-highly compensated employees ("the RSP") under Section 401(k) of the Internal Revenue Code. The RSP allows eligible employees to contribute up to fifteen percent (15%) of their compensation on a pre-tax basis. There is no match by the Company.

Deferred Compensation Plan
Effective January 1, 2000, the Company initiated a Supplemental Executive Retirement Plan ("the SERP") for certain key executives and employees. The SERP is not qualified under section 401 of the Internal Revenue Code. Under the SERP, participants may defer up to fifteen percent (15%) of their income on a pre-tax basis. As of the last day of each plan year, each participant will receive a twenty-five percent (25%) match of their deferral in the Company's common stock based on the then current market value. SERP participants fully vest in the Company's match three years from the first day of the initial year of participation. The income deferred and the Company match are unsecured and subject to the claims of general creditors of the Company. The amounts expensed under the SERP during the years ended December 31, 2001 and 2000 were approximately $102,470 and $34,025, respectively. The Company funded such expense through the reissuance to the SERP's trustee of 13,509 in 2001 and 15,822 in 2000 of common shares of the Company's treasury stock. Such shares are accounted for as treasury stock. The SERP's trust account had a balance of $832,677 and $349,384 at December 31, 2001 and 2000, respectively. The account's investments are recorded at their fair value which is based on quoted market prices. Accordingly, the Company recorded unrealized losses of $65,768 and $54,225 for the years ended December 31, 2001 and 2000, respectively.

Note 12--Selected Quarterly Financial Data (Unaudited)

                                                            (in thousands except for per share data)
                                                                        Three Months Ended
                                                          ------------------------------------------------
                                                          March 31    June 30    September 30  December 31
                                                          ------------------------------------------------
2001
Revenues                                                  $66,618     $69,276      $72,500       $75,796
Operating costs and expenses                              $64,255     $66,737      $69,768       $73,142
Income before income taxes                                $ 2,671     $ 2,796      $ 3,012       $ 3,056
Net income                                                $ 1,629     $ 1,705      $ 1,837       $ 1,864
Basic earnings per common share(1)                        $   .15     $   .16      $   .17       $   .17
Diluted earnings per common share(1)                      $   .15     $   .16      $   .17       $   .17

2000
Revenues                                                  $60,127     $63,850      $65,211       $65,480
Operating costs and expenses                              $57,880     $61,219      $62,513       $64,906
Income before income taxes                                $ 2,461     $ 2,854      $ 2,963       $   861
Net income                                                $ 1,501     $ 1,754      $ 1,808       $   525
Basic earnings per common share(1)                        $   .14     $   .16      $   .17       $   .05
Diluted earnings per common share(1)                      $   .14     $   .16      $   .17       $   .05

(1) Year-to-date Earnings Per Share amounts may differ from the sum of quarterly amounts due to rounding.

Note 13--Recent Accounting Pronouncements
Business Combinations and Intangible Assets - Accounting for Goodwill

On July 20, 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

   o all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling method of accounting is prohibited except for transactions initiated before July 1, 2001.

   o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability

   o goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

   o effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator

   o all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting o the Company will no longer recognize amortization expense of approximately $107,000 per year effective January 1, 2002 related to its intangible assets

Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

Accounting for the Impairment or Disposal of Long-lived Assets
On October 3, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 but sets forth new criteria for asset classification and broadens the scope of qualifying discontinued operations. The Company will adopt SFAS No. 144 as of January 1, 2002. The Company's management believes the adoption of SFAS No. 144 will be immaterial to its results of operations and financial condition.

Report Of Independent Certified Public Accountants

The Stockholders and Board of Directors
Healthcare Services Group, Inc.

We have audited the accompanying consolidated balance sheets of Healthcare Services Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Healthcare Services Group, Inc. and subsidiaries at December 31, 2001 and 2000 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP
----------------------
New York, New York
February 14, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         Not Applicable


                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         The information regarding Directors and executive officers is incorporated herein by reference to the Company's definitive proxy statement to be mailed to its shareholders in connection with its 2002 Annual Shareholders' Meeting and to be filed within 120 days of the close of the year ended December 31, 2001.

         Directors holding approximately 10.1% of the outstanding voting stock of the Registrant have been deemed to be "affiliates" solely for the purpose of calculating the aggregate market value of the voting stock held by non-affiliates set forth on the cover page of this Report.

Item 11. Executive Compensation

         The information regarding executive compensation is incorporated herein by reference to the Company's definitive proxy statement to be mailed to shareholders in connection with its 2002 Annual Shareholders Meeting and to be filed within 120 days of the close of the fiscal year ended December 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's definitive proxy statement to be mailed to shareholders in connection with its 2002 Annual Meeting and to be filed within 120 days of the close of the fiscal year ending December 31, 2001.

         Directors holding approximately 10.1% of the outstanding voting stock of the registrant have been deemed to be "affiliates" solely for the purpose of computing the aggregate market value of the voting stock held by non-affiliates set forth on the cover page of this Report.

Item 13. Certain Relationships and Related Transactions

         The information regarding certain relationships and related transactions is incorporated herein by reference to the Company's definitive proxy statement mailed to shareholders in connection with its 2002 Annual Shareholders Meeting and to be filed within 120 days of the close of the fiscal year ended December 31, 2001.

                                     PART IV

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)      1.       Financial Statements
                  The documents shown below are contained in the Company's
         Annual Report to Shareholders for 2001 and are incorporated herein by reference, copies of which accompany this report.

         Report of Independent Certified Public Accountants.
         Balance Sheets as of December 31, 2001 and 2000.
         Statements of Income for the three years ended December 31, 2001, 2000 and 1999. Statements of Cash Flows for the three years ended December 31, 2001, 2000 and 1991. Statement of Stockholders' Equity for the three years ended December 31, 2001, 2000 and 1999. Notes to Financial Statements.

         2.       Financial Statement Schedules
                  Included in Part IV of this report:

         Report of Independent Certified Public Accountants.
         Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 2001, 2000 and 1999.


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

3.2 Amendment to Articles of Incorporation of the Registrant as of May 30, 2000, is incorporated by reference to Exhibit 3.2 of the Registrant's Form 10-K for the year ended December 31, 2000.

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

Dated:  March 21, 2002              HEALTHCARE SERVICES GROUP, INC.
                                           (Registrant)

                           By: /s/ Daniel P. McCartney
                               -----------------------
                               Daniel P. McCartney
                               Chief Executive Officer and Chairman of the Board

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated:

      Signature                       Title                       Date
      ---------                       -----                       ----

/s/ Daniel P. McCartney    Chief Executive Officer and        March 21, 2002
-----------------------    Chairman
Daniel P. McCartney

/s/ Joseph F. McCartney    Director and Vice President        March 21, 2002
-----------------------
Joseph F. McCartney

/s/ W.Thacher Longstreth   Director                           March 21, 2002
------------------------
W. Thacher Longstreth

/s/ Barton D. Weisman      Director                           March 21, 2002
---------------------
Barton D. Weisman

/s/ Robert L. Frome        Director                           March 21, 2002
-------------------
Robert L. Frome

/s/ Thomas A. Cook         Director, President and            March 21, 2002
------------------         Chief Operating Officer
Thomas A. Cook

/s/ John M. Briggs         Director                           March 21, 2002
------------------
John M. Briggs

/s/ Robert J. Moss         Director                           March 21, 2002
------------------
Robert J. Moss

/s/ James L. DiStefano     Chief Financial Officer and        March 21, 2002
----------------------     Treasurer
James L. DiStefano

/s/ Richard W. Hudson      Vice President-Finance,            March 21, 2002
---------------------      Secretary and Chief
Richard W. Hudson          Accounting Officer