Form 10-Q
period 2002-03-31
HEALTHCARE SERVICES GROUP INC
filed 2002-04-29
CIK 731012

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2002                Commission File Number  0-120152


                         HEALTHCARE SERVICES GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                         23-2018365
-------------------------------                     ----------------------------
(State or other jurisdiction of                     (IRS Employer Identification
incorporation or organization)                                 number)

           3220 Tillman Drive-Suite 300, Bensalem, Pennsylvania 19020
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

Number of shares of common stock, issued and outstanding as of April 23, 2002 is 11,196,160

================================================================================

                                Total of 17 Pages

                                      INDEX

PART I.          FINANCIAL INFORMATION                                  PAGE NO.
                 ---------------------                                  --------

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets as of                                  2
          March 31, 2002 and  December 31, 2001

          Consolidated Statements of Income for the Three Months Ended       3
          March 31, 2002 and 2001

          Consolidated Statements of Cash Flows for the Three Months         4
          ended March 31, 2002 and 2001

          Notes To Consolidated Financial Statements                      5 - 9

Item 2.   Management's  Discussion and Analysis of Financial Condition    9 - 14
          and Results Of Operations

Item 3.   Quantitative and Qualitative Disclosure of                        14
          Market Risks

Part II.                        Other Information                           15
                                -----------------

          Signatures                                                        16

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                     March 31,            December 31,
                                                                                       2002                  2001
                                                                                  -------------------------------------
ASSETS
CURRENT ASSETS:
              Cash and cash equivalents                                             $ 33,477,856           $ 34,259,334
              Accounts and notes  receivable, less allowance for doubtful
                accounts of $6,813,000 in 2002 and $6,936,000 in 2001                 53,911,007             54,076,007
              Prepaid income taxes                                                                                8,188
              Inventories and supplies                                                 8,038,845              7,944,199
              Deferred income taxes                                                    2,279,733              2,162,845
              Prepaid expenses and other                                               2,819,312              2,156,871
                                                                                   -------------          -------------
                   Total current assets                                              100,526,753            100,607,444
PROPERTY AND EQUIPMENT:
              Laundry and linen equipment installations                                6,889,269              6,872,513
              Housekeeping and office equipment                                       10,749,361             10,570,888
              Autos and trucks                                                            70,155                 57,321
                                                                                   -------------          -------------
                                                                                      17,708,785             17,500,722
              Less accumulated depreciation                                           13,127,988             12,738,533
                                                                                   -------------          -------------
                                                                                       4,580,797              4,762,189
COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED less
   accumulated amortization of $1,743,155 in 2002 and 2001                             1,612,322              1,612,322
DEFERRED INCOME TAXES                                                                  1,673,256              1,523,144
OTHER NONCURRENT ASSETS                                                               11,679,126             12,285,398
                                                                                   -------------          -------------
                                                                                   $ 120,072,254          $ 120,790,497
                                                                                   =============          =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
              Accounts payable                                                       $ 5,901,176            $ 6,439,609
              Accrued payroll, accrued and withheld payroll taxes                      5,678,546              9,705,000
              Other accrued expenses                                                     322,189                199,635
              Income taxes payable                                                       508,727
              Accrued insurance claims                                                 1,228,381              1,155,655
                                                                                   -------------          -------------
                   Total current liabilities                                          13,639,019             17,499,899

ACCRUED INSURANCE CLAIMS                                                               4,621,054              4,347,464
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
              Common stock, $.01 par value: 30,000,000 shares authorized,
                11,450,810 shares issued in 2002 and 11,337,719 in 2001.                 114,508                113,377
              Additional paid in capital                                              28,077,861             27,240,496
              Retained earnings                                                       75,206,625             73,176,074
              Common stock in treasury, at cost, 262,500 shares in 2002 and 2001      (1,586,813)            (1,586,813)
                                                                                   -------------          -------------
              Total stockholders' equity                                             101,812,181             98,943,134
                                                                                   -------------          -------------
                                                                                   $ 120,072,254          $ 120,790,497
                                                                                   =============          =============

              See accompanying notes.

Consolidated Income Statements
(Unaudited)
                                            For the Three Months Ended March 31,
                                                 2002               2001
                                             -------------      --------------

Revenues                                     $  78,932,055      $   66,618,070
Operating costs and expenses:
  Costs of services provided                    69,722,745          59,082,359
  Selling, general and administrative            6,039,413           5,172,129
Other income:
  Interest income                                  186,654             307,263
                                             -------------      --------------
Income before income taxes                       3,356,551           2,670,845

Income taxes                                     1,326,000           1,042,000
                                             -------------      --------------

Net income                                   $   2,030,551      $    1,628,845
                                             =============      ==============

Basic earnings per common share              $        0.18      $         0.15
                                             =============      ==============

Diluted earnings per common share            $        0.18      $         0.15
                                             =============      ==============




See accompanying notes

Consolidated Statements of Cash Flows
                         (Unaudited)

                                                     For the Three Months Ended March 31,
                                                           2002             2001
                                                       ------------     ------------
Cash flows from operating activities:
  Net income                                           $  2,030,551     $  1,628,845
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                         535,455          588,276
      Bad debt provision                                  1,500,000          750,000
      Deferred income tax benefits                         (267,000)        (182,800)
      Tax benefit of stock option transactions              127,690
  Changes in operating assets and liabilities:
      Accounts and notes receivable                      (1,335,000)         223,118
      Prepaid income taxes                                    8,188        1,128,624
      Inventories and supplies                              (94,646)         330,152
      Long term notes receivable                            795,395         (419,427)
      Accounts payable and other accrued expenses          (415,878)        (517,559)
      Accrued payroll, acrued and withheld
        payroll taxes                                    (3,445,297)      (3,948,075)
      Accrued insurance claims                              346,316           (8,891)
      Income taxes payable                                  508,727           15,766
      Prepaid expenses and other assets                    (851,566)        (128,859)
                                                       ------------     ------------
      Net cash used in operating activities                (557,065)        (540,830)
Cash flows from investing activities:
    Disposals of fixed assets                                 9,554           86,123
    Additions to property and equipment                    (363,616)        (448,047)
                                                       ------------     ------------
      Net cash used in investing activities                (354,062)        (361,924)
Cash flows from financing activities:
    Purchase of treasury stock                                              (520,938)
    Proceeds from the exercise of stock options             129,649
                                                       ------------     ------------
    Net cash provided by (used in) investing
      activities                                            129,649         (520,938)

Net decrease in cash and cash equivalents                  (781,478)      (1,423,692)

Cash and cash equivalents at beginning of
    the year                                             34,259,334       22,841,618
                                                       ------------     ------------

Cash and cash equivalents at end of period             $ 33,477,856     $ 21,417,926
                                                       ============     ============

Supplementary Cash Flow Information:
Issuance of 23,926 and 38,753 shares of
  Common Stock in 2002 and 2001, respectively
  pursuant to Employee Stock Purchase Plan             $    581,157     $    209,993
                                                       ============     ============

See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Basis of Reporting

         The accompanying financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 2001 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 2001. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the quarters ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 - Other Contingencies

         The Company has an $18,000,000 bank line of credit under which it may draw to meet short-term liquidity requirements or for other purposes, that expires on September 30, 2002. The Company believes the line will be renewed at that time. Amounts drawn under the line are payable upon demand. At both March 31, 2002 and December 31, 2001, there were no borrowings under the line. However, at such dates, the Company had outstanding $14,500,000 and $13,500,000, respectively of irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance program. As a result of the letters of credit issued, the amount available under the line was reduced by $14,500,000 and $13,500,000 at March 31, 2002 and December 31, 2001, respectively.

         The Company is also involved in miscellaneous claims and litigation arising in the ordinary course of business. The Company believes that these matters, taken individually or in the aggregate, would not have a material adverse impact on the Company's financial position or results of operations.

         The Balance Budget Act of 1997 ("BBA") changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998, of a Medicare Prospective Payment System ("PPS") for skilled nursing facilities which significantly changed the manner and the amounts of reimbursement they receive. The Company's clients have been and continue to be adversely affected by PPS, as well as other trends in the long-term care industry resulting in certain of the Company's clients filing for bankruptcy. Others may follow. Since the passage of the BBA, Congress has twice passed additional legislation intended to mitigate temporarily the reduction in reimbursement for skilled nursing facilities under the Medicare PPS. The increases legislated by Congress, as well as other enacted Medicare PPS refinements are due to expire or be revised in October 2002. Unless additional legislative action is undertaken by the United States Congress, the loss of revenue associated with the expiration of Medicare reimbursement increases will have a material adverse effect on the Company's clients. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future.

         At March 31, 2002, the Company has receivables of approximately $4,000,000 from a client group currently Debtors in Chapter 11 bankruptcy proceedings. The Company expects the client group will file bankruptcy plans sometime during 2002. In the event that the amount collected is materially less than the $4,000,000, it could adversely effect the Company's results of operations and financial condition.

Note 3 - Segment Information

         The Company manages and evaluates its operations in two reportable operating segments. The two operating segments are housekeeping, laundry, linen and other services, and food service. Although both segments serve the same client base and share many operational similarities, they are managed separately due to distinct differences in the type of service provided, as well as the specialized expertise required of the professional management personnel responsible for delivering the respective segments' services. Prior to 2001, food service was not deemed a reportable operating segment as its revenues did not meet the quantitative threshold of FASB SFAS 131. The Company considers the various services provided within the housekeeping, laundry, linen and other services' segment to be one reportable operating segment since such services are rendered pursuant to a single service agreement, as well as the delivery of such services being managed by the same management personnel.

         Differences between the reportable segments' operating results and other disclosed data, and the Company's consolidated financial statements relate primarily to corporate level transactions, as well as transactions between reportable operating segments and an 100% owned warehousing and distribution subsidiary. The subsidiary's transactions with reportable segments are immaterial and are made on a basis intended to reflect the fair market value of the goods transferred. Segment amounts disclosed are prior to any elimination entries made in consolidation.

   The housekeeping, laundry, linen and other services' segment of the Company does provide services in Canada, although essentially all of its revenues and net income, 99% in both categories, are earned in one geographic area, the United States.

                                    Housekeeping,
                                   laundry, linen
                                     and other             Food          Corporate and
                                      services           services         eliminations        Total
                                   --------------        --------         ------------        -----
Quarter Ended March 31, 2002
Revenues                            $ 66,843,373       $ 11,408,253      $   680,429       $ 78,932,055
Income before income taxes          $  5,578,473       $    408,281      $(2,630,203)(1)   $  3,356,551

Quarter Ended March 31, 2001
Revenues                            $ 57,732,453       $  8,705,177      $   180,440       $ 66,618,070
Income before income taxes          $  4,421,599       $    309,013      $(2,059,767)(1)   $  2,670,845

(1) represents primarily corporate office cost and related overhead, as well as certain operating expenses that are not allocated to the service operating segments.

The Company earned revenue in the following service business categories:

                                      For the quarter ended March 31,

                                         2002                2001
                                         ----                ----
Housekeeping services                $47,654,743          $40,435,076
Laundry and linen services            19,230,715           16,701,985
Food Services                         11,422,809            8,742,434
Maintenance services
     and Other                           623,788              738,575
                                     -----------          -----------

                                     $78,932,055          $66,618,070
                                     ===========          ===========

         The Company had one client which in 2002 and 2001 accounted for approximately 16% and 12%, respectively of consolidated revenues. With respect to such client, the Company derived revenues from both operating segments.

Note 4 - Earnings Per Common Share

A reconciliation of the numerator and denominators of basic and diluted earnings per common share is as follows:

                                                             Quarter Ended March 31, 2002
                                                             ----------------------------
                                                      Income              Shares             Per-share
                                                   (Numerator)         (Denominator)          Amount
                                                   -----------         -------------         ---------
Net income                                          $2,030,551
                                                    ==========
Basic earnings per
      common share                                  $2,030,551          11,169,039          $       .18
Effect of dilutive securities:
       Options                                                             403,106
                                                    ----------          ----------          -----------
Diluted earnings per
       Common share                                 $2,030,551          11,572,145          $       .18
                                                    ==========          ==========          ===========

                                                             Quarter Ended March 31, 2001
                                                             ----------------------------
                                                      Income              Shares             Per-share
                                                   (Numerator)         (Denominator)          Amount
                                                   -----------         -------------         ---------
Net income                                          $1,628,845
                                                    ==========
Basic earnings per
      common share                                  $1,628,845          10,948,372          $       .15
Effect of dilutive securities:
       Options                                                              23,708
                                                    ----------          ----------          -----------
Diluted earnings per
       Common share                                 $1,628,845          10,972,080          $       .15
                                                    ==========          ==========          ===========

Options to purchase 1,175,311 shares of common stock at an average exercise price of $7.51 for the quarter ended March 31, 2001 were outstanding but not included in the computation of diluted earnings per common share because the options' exercise prices were greater than the average market value of the common shares. At March 31, 2002, no outstanding options were excluded as none have an exercise price in excess of the average market value of the Company's Common Stock.

Note 5 - Effect of Recently Issued Accounting Pronouncements

Busines Combinations and Intangible Assets - Accounting for Goodwill

         As of January 1, 2002, the Company has adopted SFAS 142, "Goodwill and Other Intangible Assets", which eliminated the amortization of purchased goodwill. Upon adoption of SFAS No. 142, the Company performed an impairment test of its goodwill (amounting to $1,612,322 at January 1, 2002) and determined that no impairment of the recorded goodwill existed. Under SFAS No. 142, goodwill will be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill may be impaired.

         The following table presents a reconciliation of net income and earnings per share amounts, as reported in the financial statements, to those amounts adjusted for goodwill and intangible asset amortization determined in accordance with SFAS 142.

                                     For the three month period ended March 31,

                                             2002            2001
                                             ----            ----

Reported net income                       $2,030,551       $1,628,845
Addback: goodwill amortization                                 26,906
                                          ----------       ----------

Adjusted net income                       $2,030,551       $1,655,751
                                          ==========       ==========

Basic and diluted earnings per
  Common share:
Reported net income                       $      .18       $      .15
Goodwill amortization
                                          ----------       ----------

Adjusted net income                       $      .18       $      .15
                                          ==========       ==========

Accounting for the Impairment or Disposal of Long-lived Assets

         As of January 1, 2002 the Company has adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets which supercedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of. The adoption of SFAS No. 144 had no effect on the Company.


PART I.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Revenues for the first quarter of 2002 increased 18.5% compared to the corresponding 2001 quarter. The growth in revenues is primarily a result of a net increase in service agreements entered into with new clients. Approximately 78% of the revenue growth resulted from the Company's housekeeping, laundry and linen, and other services provided, with the remaining approximately 22% revenue growth generated from the Company's food service division. The Company believes that in 2002 both housekeeping, laundry, linen and other services, and food services' revenues, as a percentage of total revenues, will remain approximately the same as their respective 2001 percentages.

         Cost of services provided as a percentage of revenues decreased to 88.3 % for the first quarter of 2002 from 88.7 % in the corresponding 2001 quarter. The primary factors affecting specific variations in the 2002 first quarter's cost of services provided as a percentage of revenue and its effect on the .4% decrease are as follows: a decrease of 1.0% in labor costs, which is primarily a result of an increase in food service business. Food service labor costs are less as a percentage of that division's revenues as compared to housekeeping, laundry and linen, and other services' percentage of labor costs to their respective revenues. Housekeeping, laundry and linen, and other services' labor costs in the quarter ended March 31, 2002, as a percentage of the division's revenues, remained essentially at historical percentage of revenue rates; a decrease of .3% in the cost of supplies consumed in providing services was primarily attributable to improvements in purchasing of supplies consumed in performing housekeeping, laundry and linen services. Offsetting these decreases were increases of .8% in the bad debt provision in order to provide for collection problems and .5% in health insurance and employee benefits.

         Selling, general and administrative expenses as a percentage of revenue remained essentially unchanged at 7.7% in the first quarter of 2002 compared to 7.8% in the first quarter of 2001.

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

         Notwithstanding the Company's efforts to minimize its credit risk exposure, the Company's clients could be adversely effected if future industry trends, as more fully discussed under liquidity and capital resources, as well as in further described in the Company's Form 10-K filed with Securities and Exchange Commission for the year ended December 31, 2001 in Part I thereof under "Government Regulation of Clients", "Competition" and "Service Agreements/Collections", change in such a manner as to negatively impact their cash flows. In the event that the Company's clients experience such significant impact in their cash flows, it could have a material adverse effect on the Company's results of operations and financial condition. At March 31, 2002, the Company has receivables of approximately $4,000,000 from a client group currently Debtors in a Chapter 11 bankruptcy proceeding. The Company expects the client group will file bankruptcy plans sometime during 2002. In the event that the amount collected is materially less than the $4,000,000, it could adversely effect the Company's results of operations and financial condition.

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

Liquidity and Capital Resources
         At March 31, 2002 the Company had working capital and cash of $86,887,734 and $33,477,856, respectively compared to December 31, 2001 working capital and cash of $83,107,545 and $34,259,334. The Company's current ratio at March 31, 2002 increased to 7.4 to 1 from 5.7 to 1 at December 31, 2001 primarily as a result of the timing of payments for accounts payable, and payroll and payroll taxes.

         The net cash used in the Company's operating activities was $557,065 for the quarter ended March 31, 2002 as compared to net cash of $540,830 used in operating activities in the same 2001 quarter. The principal sources of net cash flows from operating activities for the quarter ended March 31, 2002 and 2001 were net income, charges to operations for bad debt provisions and depreciation and amortization. Additionally, operating activities' cash flows were increased by the timing of payments for income taxes of $1,128,624 in the quarter ended March 31, 2001. The operating activities that used the largest amount of cash during the quarter ended March 31, 2002 were decreases of $3,445,297 in payroll and payroll related taxes, and a $851,566 increase in prepaid expenses and other assets. The increases resulted from the timing of such payments. Additionally, operating activities' cash flows in the first quarter of 2002 were negatively impacted by a $539,605 net increase in accounts and notes receivable and long term notes receivable. The net increase in these amounts resulted primarily from the growth in the Company's revenues, as well as the timing of collections from clients. Operating activities' cash flows for the quarter ended March 31, 2001 were decreased by the timing of payments for payroll and payroll related taxes of $3,948,075, as well as a $517,559 decrease in accounts payable and accrued expenses resulting from the timing of such payments.

         The Company's principal use of cash in investing activities in each of the quarters ended March 31, 2002 and 2001, respectively was the purchase of housekeeping equipment and computer software and equipment.

         The Company expends considerable effort to collect the amounts due for its services on the terms agreed upon with its clients. Many of the Company's clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Additionally, the Balance Budget Act of 1997 ("BBA"), which was enacted in August 1997, changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998 of a Medicare Prospective Payment System ("PPS") for skilled nursing facilities which significantly changed the manner and amount of reimbursements they receive. The Company's clients have been and continue to be adversely affected by PPS, as well as other trends in the long-term care industry resulting in certain of the Company's clients filing voluntary bankruptcy protection. Others may follow.

         Since the passage of the BBA, Congress has twice passed additional legislation intended to mitigate temporarily the reduction in reimbursement for skilled nursing facilities under the Medicare PPS. The increases legislated by Congress, as well as other enacted Medicare PPS refinements, are due to expire or be revised in October 2002. Unless additional legislative action is undertaken by the United States Congress, the loss of revenue associated with the expiration of Medicare reimbursement increases will have a material adverse effect on the Company's clients.

         These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, the Company converts the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance the Company's ability to collect the amounts due. At March 31, 2002 and December 31, 2001, the Company had approximately, net of reserves, $13,455,000 and $14,159,000, respectively of such notes outstanding. In some instances the Company obtains a security interest in certain of the debtors' assets. Additionally, the Company considers restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. The Company believes that the restructuring provides it with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

         The Company has had varying collection experience with respect to its accounts and notes receivable. When contractual terms are not met, the Company generally encounters difficulty in collecting amounts due from certain of its clients. Therefore, the Company has sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients have included those in bankruptcy, those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company has recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $1,500,000 and $750,000 in the quarters ended March 31, 2002 and 2001, respectively. These provisions represent approximately 1.9% and 1.1%, as a percentage of revenue for such respective periods. In making its evaluation, in addition to analyzing and anticipating, where possible, the specific cases described above, management considers the general collection risk associated with trends in the long-term care industry. The Company also establishes credit limits, as well as performing ongoing credit evaluation and account monitoring procedures to minimize the risk of loss. Notwithstanding the Company's efforts to minimize its credit risk exposure, the Company's clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. In the event that the Company's clients experience such significant impact in their cash flows, it could have a material adverse effect on the Company's results of operations and financial condition. At March 31, 2002, the Company has receivables of approximately $4,000,000 from a client group currently Debtors in Chapter 11 bankruptcy proceedings. The Company expects the client group will file bankruptcy plans sometime during 2002. In the event that the amount collected is materially less than the $4,000,000, it could adversely effect the Company's results of operations and financial condition.

         The Company currently has a Paid Loss Retrospective Insurance Plan for general liability and workers' compensation insurance. Under these plans, pre-determined loss limits are arranged with an insurance company to limit both the Company's per occurrence cash outlay and annual insurance plan cost. For workers' compensation, the Company records a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of the Company's open claims and actuarial analysis done by an independent company specialist. The present value of the payout is determined by applying an 8% discount factor against the pay-out over the policy year's remaining pay-out period. Management regularly evaluates its claim pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for its accrued insurance claims' estimate. Management evaluations are based primarily on current information derived from reviewing Company claims' experience and industry trends. In the event that the Company's claims' experience and/or industry trends result in an unfavorable change, it could have an adverse effect on the Company's results of operations and financial condition.

         The Company has an $18,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow. This facility expires on September 30, 2002. The Company believes the line will be renewed at that time. Amounts drawn under the line are payable on demand. At March 31, 2002, there were no borrowings under the line. However, at such date, the Company had outstanding $14,500,000 of irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance program. As a result of the letters of credit issued, the amount available under the line was reduced by $14,500,000 at March 31, 2002.

         At March 31, 2002, the Company had $33,477,856 of cash, which it views as its principal measure of liquidity.

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

         Although the Company remains authorized to purchase up to 786,450 shares of its outstanding common stock pursuant to previous Board of Directors' action, it did not make any such purchases during the quarter ended March 31, 2002.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's exposure to market risk is not significant.

Cautionary Statements Regarding Forward Looking Statements

         Certain matters discussed include forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. Such risks and uncertainties include, but are not limited to, risks arising from the Company providing its services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; the Company's claims experience related to workers' compensation and general liability insurance; the effects of changes in regulations governing the industry and risk factors described in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001 in Part I thereof under "Government Regulation of Clients", "Competition" and "Service Agreements/Collections". The Company's clients have been and continue to be adversely affected by the change in Medicare payments under the 1997 enactment of Prospective Payment System ("PPS"), as well as other trends in the long-term care industry resulting in certain of the Company's clients filing voluntary bankruptcy petitions. Others may follow. These factors, in addition to delays in payments from clients has resulted in and could continue to result in significant additional bad debts in the near future. Additionally, the Company's operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing its services could not be passed on to clients.

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


PART II.            Other Information
                    -----------------

Item 1.             Legal Proceedings.                            Not Applicable

Item 2.             Changes in Securities.                        Not Applicable

Item 3.             Defaults under Senior Securities.             Not Applicable

Item 4.             Submission of Matters to a Vote of            Not Applicable
                         Security  Holders

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

                             HEALTHCARE SERVICES GROUP, INC.
                             -------------------------------

April 29, 2002               /s/ Daniel P. McCartney
------------------------     ------------------------------------------------
Date                         DANIEL P. McCARTNEY, Chief Executive Officer



April 29, 2002               /s/ Thomas A. Cook
------------------------     --------------------------------------------------
Date                         THOMAS A. COOK, President and Chief Operating
                               Officer



April 29, 2002               /s/ James L. DiStefano
------------------------     --------------------------------------------------
Date                         JAMES L. DiSTEFANO, Chief Financial Officer and
                               Treasurer



April 29, 2002               /s/ Richard W. Hudson
------------------------     ------------------------------------------------
Date                         RICHARD W. HUDSON, Vice President-Finance,
                               Secretary and Chief Accounting Officer