Form 10-Q
period 2002-06-30
HEALTHCARE SERVICES GROUP INC
filed 2002-07-22
CIK 731012

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2002                  Commission File Number  0-12015

                         HEALTHCARE SERVICES GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                       23-2018365
-------------------------------                    -----------------------------
(State or other jurisdiction of                    (IRS Employer Identification
incorporation or organization)                          number)

                3220 Tillman Drive, Suite 300, Bensalem PA    19020
                ------------------------------------------------------
                  (Address of principal executive office)   (Zip code)

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

Number of shares of common stock, issued and outstanding as of July 12, 2002 is 11,304,005

                                Total of 27 Pages

                                      INDEX


PART I.                          FINANCIAL INFORMATION                                   PAGE NO.
                                 ---------------------                                   --------
            Consolidated Balance Sheets as of June 30, 2002 and                            2
            December 31, 2001

            Consolidated  Statements of Income for the Three Months ended                  3
            June 30, 2002 and 2001

            Consolidated  Statements  of Income for the Six Months  ended
            June 30, 2002 and 2001                                                         4

            Consolidated  Statements  of Cash  Flows  for the Six  Months                  5
            ended June 30, 2002 and 2001

            Notes To Consolidated Financial Statements                                   6 - 10

            Management's  Discussion and Analysis of Financial  Condition               10 - 16
            and Results Of Operations


Part II.                                Other Information                                 17
                                        -----------------

                                          Signatures                                      18


                                          Exhibits                                        19



                        Healthcare Services Group, Inc.
                          Consolidated Balance Sheets

                                                      (Unaudited)
                                                        June 30,          December 31,
                                                          2002                2001
                                                      --------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                          $ 38,338,683        $ 34,259,334
  Accounts and notes receivable, less
    allowance for doubtful accounts of
    $8,559,000 in 2002 and $6,936,000 in 2001          54,763,992          54,076,007
  Prepaid income taxes                                    351,407               8,188
  Inventories and supplies                              8,210,120           7,944,199
  Deferred income taxes                                 3,126,198           2,162,845
  Prepaid expenses and other                            2,796,881           2,156,871
                                                     ------------        ------------
      Total current assets                            107,587,281         100,607,444

PROPERTY AND EQUIPMENT
  Laundry and linen equipment installations             6,906,575           6,872,513
  Housekeeping and office equipment                    11,154,711          10,570,888
  Autos and trucks                                         88,819              57,321
                                                     ------------        ------------
                                                       18,150,105          17,500,722
  Less accumulated depreciation                        13,519,959          12,738,533
                                                     ------------        ------------
                                                        4,630,146           4,762,189

COST IN EXCESS OF FAIR VALUE OF NET ASSETS
 ACQUIRED less accumulated amortization
 of $1,743,155 in 2002 and 2001                         1,612,322           1,612,322
DEFERRED INCOME TAXES                                   1,811,691           1,523,144
OTHER NONCURRENT ASSETS                                11,615,909          12,285,398
                                                     ------------        ------------
                                                     $127,257,349        $120,790,497
                                                     ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                   $  5,780,365        $  6,439,609
  Accrued payroll, accrued and withheld
   payroll taxes                                        9,866,433           9,705,000
  Other accrued expenses                                  234,239             199,635
  Accrued insurance claims                              1,367,253           1,155,655
                                                     ------------        ------------
      Total current liabilities                        17,248,290          17,499,899

ACCRUED INSURANCE CLAIMS                                5,143,475           4,347,464
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value: 30,000,000
    shares authorized, 11,537,518 shares
    issued in 2002 and 11,337,719 in 2001                 115,375             113,377
  Additional paid in capital                           28,935,710          27,240,496
  Retained earnings                                    77,401,312          73,176,074
  Common stock in treasury, at cost
    262,500 shares in 2002 and 2001                    (1,586,813)         (1,586,813)
                                                     ------------        ------------
      Total stockholders' equity                      104,865,584          98,943,134
                                                     ------------        ------------
                                                     $127,257,349        $120,790,497
                                                     ============        ============

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Income Statements
(Unaudited)

                                             For the Three Months Ended
                                                       June 30,
                                              2002                 2001
                                          --------------------------------

Revenues                                  $82,066,566          $69,275,449
Operating costs and expenses:
  Costs of services provided               72,574,414           61,402,484
  Selling, general and administrative       6,059,877            5,334,186
Other Income:
  Interest Income                             196,412              257,227
                                          -----------          -----------
Income before income taxes                  3,628,687            2,796,006
Income taxes                                1,434,000            1,090,600
                                          -----------          -----------
Net Income                                $ 2,194,687          $ 1,705,406
                                          ===========          ===========
Earnings per share of common stock:
  Basic earnings per common share         $      0.20          $      0.16
                                          ===========          ===========
  Diluted earnings per common share       $      0.19          $      0.16
                                          ===========          ===========

See accompanying notes

Healthcare Services Groups, Inc.
Consolidated Income Statements
(Unaudited)

                                              For the Six Months Ended
                                                       June 30,
                                              2002                 2001
                                         ---------------------------------


Revenues                                 $160,998,622         $135,893,519
Operating costs and expenses:
  Costs of services provided              142,297,159          120,484,843
  Selling, general and administrative      12,099,290           10,506,315
Other Income:
  Interest Income                             383,066              564,490
                                         ------------         ------------
Income before income taxes                  6,985,239            5,466,851
Income taxes                                2,760,000            2,132,600
                                         ------------         ------------
Net Income                               $  4,225,239         $  3,334,251
                                         ============         ============

  Basic earnings per common share        $       0.38         $       0.31
                                         ============         ============
  Diluted earnings per common share      $       0.36         $       0.30
                                         ============         ============

See accompanying notes


                                                          For the Six Months Ended
                                                                   June 30,
                                                         ---------------------------
                                                             2002           2001
                                                            ------         ------
Cash flows from operating activities
 Net Income                                              $ 4,225,239     $ 3,334,251
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Depreciation and amortization                          1,090,803       1,163,379
    Bad debt provision                                     3,250,000       2,350,000
    Deferred income tax benefits                          (1,251,900)       (979,000)
    Tax benefit of stock option transactions                 342,074           3,752
    Unrealized (gain) loss on SERP investments                (4,174)         61,879
  Changes in operating asets and liabilities:
    Accounts and notes receivable                         (3,937,985)     (1,368,444)
    Prepaid income taxes                                    (343,219)      1,128,624
    Inventories and supplies                                (265,921)        375,423
    Changes to long term notes receivable                  1,019,270        (713,277)
    Accounts payable and other accrued expenses             (624,639)       (922,056)
    Accrued payroll, accrued and withheld payroll
     taxes                                                   291,082        (442,823)
    Accrued insurance claims                               1,007,609         868,964
    Income taxes payable                                                     261,026
    Prepaid expenses and other assets                       (985,619)       (115,382)
                                                         -----------     -----------
     Net cash provided by operating activities             3,812,620       5,006,316
                                                         -----------     -----------
Cash flows from investing activities:
 Disposals of fixed assets                                    27,708         146,219
 Additions to property and equipment                        (986,468)       (927,097)
                                                         -----------     -----------
     Net cash used in investing activities                  (958,760)       (780,878)
                                                         -----------     -----------
Cash flows from financing activities:
 Purchase of treasury stock                                                 (520,938)
 Proceeds from the exercise of stock options               1,225,489          22,361
                                                         -----------     -----------
     Net cash provided by (used in) financing activities   1,225,489        (498,577)
                                                         -----------     -----------
Net increase in cash and cash equivalents                  4,079,349       3,726,861
Cash and cash equivalents at beginning of the year        34,259,334      22,841,618
                                                         -----------     -----------
Cash and cash equilvanets at end of the period           $38,338,683     $26,568,479
                                                         ===========     ===========
Supplementary Cash Flow Information:
Issuance of 23,926 and 38,753 shares of
 Common Stock in 2002 and 2001, respectively
 pursuant to Employee Stock Purchase Plan                $   129,649     $   209,993
                                                         ===========     ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Reporting

         The accompanying financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 2001 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 2001. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the quarters and six month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 - Other Contingencies

         The Company has an $18,000,000 bank line of credit under which it may draw to meet short-term liquidity requirements or for other purposes, that expires on September 30, 2002. The Company believes the line will be renewed at that time. Amounts drawn under the line are payable upon demand. At June 30, 2002 , there were no borrowings under the line. However, at such date, the Company had outstanding $14,500,000 of irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance program. As a result of the letters of credit issued, the amount available under the line was reduced by $14,500,000 at June 30, 2002 .

         The Company is also involved in miscellaneous claims and litigation arising in the ordinary course of business. The Company believes that these matters, taken individually or in the aggregate, would not have a material adverse impact on the Company's financial position or results of operations.

         The Balance Budget Act of 1997 ("BBA") changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998, of a Medicare Prospective Payment System ("PPS") for skilled nursing facilities which significantly changed the reimbursement procedures and the amounts of reimbursement they receive. Many of the Company's clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates. Therefore, they have been and continue to be adversely affected by changes in applicable laws and regulations, as well as other trends in the long-term care industry. This has resulted in certain of the Company's clients filing for bankruptcy protection. Others may follow. Since the passage of the BBA, Congress has passed additional legislation, principally the Balanced Budget Refinement Act of 1999 ("BBRA") and the Benefit Improvement and Protection Act of 2000 ("BIPA"). These enactments were intended primarily to mitigate, temporarily, the reduction in reimbursement for skilled nursing facilities under the Medicare PPS. In total, four add-on payments were established by the enactments to offset the impact of PPS. On April 23, 2002, the Centers for Medicare and Medicaid Services ("CMS") announced that it would delay implementation of any refinements to the scope of two of the add-on payments enacted pursuant to the BBRA and BIPA, thereby extending the related add-ons to at least September 30, 2003. The other two add-on payment provisions are still due to expire on September 30, 2002. Any decisions by the government to discontinue or adversely modify the legislative add-ons will have a material adverse affect on the Company's clients' revenues. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future.

         At June 30, 2002, the Company has receivables of approximately $4,000,000 ($2,000,000, net of reserves) from a client group currently Debtors in Chapter 11 bankruptcy proceedings. The Company expects the client group will file bankruptcy plans sometime during 2002. If the amount collected is materially less than $2,000,000, it could adversely affect the Company's results of operations and financial condition.

Note 3 -   Segment Information

         The Company manages and evaluates its operations in two reportable operating segments. The two operating segments are housekeeping, laundry, linen and other services, and food service. Although both segments serve the same client base and share many operational similarities, they are managed separately due to distinct differences in the type of service provided, as well as the specialized expertise required of the professional management personnel responsible for delivering the respective segments' services. Prior to 2001, food service was not deemed a reportable operating segment as its revenues did not meet the quantitative threshold of FASB SFAS 131. The Company considers the various services provided within the housekeeping, laundry, linen and other services' segment to be one reportable operating segment since such services are rendered pursuant to a single service agreement and the delivery of such services is managed by the same management personnel.

         Differences between the reportable segments' operating results and other disclosed data, and the Company's consolidated financial statements relate primarily to corporate level transactions, as well as transactions between reportable operating segments and the Company's warehousing and distribution subsidiary. The subsidiary's transactions with reportable segments are immaterial and are made on a basis intended to reflect the fair market value of the goods transferred. Segment amounts disclosed are prior to any elimination entries made in consolidation.

         The housekeeping, laundry, linen and other services' segment of the Company does provide services in Canada, although essentially all of its revenues and net income, 99% in both categories, are earned in one geographic area, the United States.

                                            Housekeeping,
                                           laundry, linen
                                              and other            Food          Corporate and
                                              services           services         eliminations         Total
                                            -------------      ------------     ----------------    ------------
Six Months Ended June 30, 2002
------------------------------
Revenues                                    $ 136,388,928      $ 24,039,804     $    569,890        $160,998,622
Income before income
   taxes                                    $  11,558,711      $    619,133     $ (5,192,605)(1)    $  6,985,239

Six Months Ended June 30, 2001
------------------------------
Revenues                                    $ 116,950,795      $ 18,427,951     $    514,773        $135,893,519
Income before income
   taxes                                    $   9,215,268      $    696,257     $ (4,444,674)(1)    $  5,466,851

Quarter Ended June 30, 2002
---------------------------
Revenues                                    $  69,545,555      $ 12,631,551     $   (110,540)       $ 82,066,566
Income before income
   taxes                                    $   5,980,238      $    210,852     $ (2,562,402)(1)    $  3,628,687


Quarter Ended June 30, 2001
---------------------------
Revenues                                    $  59,580,357      $  9,722,774     $    (27,682)       $ 69,275,449
Income before income
   taxes                                    $   4,785,962      $    387,244     $ (2,377,200)(1)    $  2,796,006

(1) represents primarily corporate office cost and related overhead, as well as certain operating expenses that are not allocated to the service operating segments.

The Company earned revenue in the following service business categories:

                                                 For the quarter ended June 30,
                                                --------------------------------
                                                    2002                 2001
                                                -----------          -----------
Housekeeping services                           $49,352,530          $41,852,475
Laundry and linen services                       19,839,205           17,036,475
Maintenance services and Other                      402,544              713,402
Food Services                                    12,472,287            9,673,097
                                                -----------          -----------
                                                $82,066,566          $69,275,449
                                                ===========          ===========

                                               For the six months ended June 30,
                                               ---------------------------------
                                                    2002                2001
                                               ------------         ------------
Housekeeping services                          $ 97,007,274         $ 82,287,551
Laundry and linen services                       39,069,920           33,746,141
Maintenance services and Other                    1,026,331            1,444,297
Food Services                                    23,895,097           18,415,530
                                               ------------         ------------
                                               $160,998,622         $135,893,519
                                               ============         ============

         The Company has one client which in 2002 and 2001 accounted for approximately 16% and 12%, respectively of consolidated revenues. With respect to such client, the Company derived revenues from both operating segments.

Note 4 - Earnings Per Common Share

         A reconciliation of the numerator and denominator of basic and diluted earnings per common share is as follows:

                                                        Quarter Ended June 30, 2002
                                                ------------------------------------------
                                                   Income          Shares        Per-share
                                                (Numerator)     (Denominator)      Amount
                                                -----------     -------------    ---------
Net income                                      $ 2,194,687
                                                ===========
Basic earnings per
      common share                              $ 2,194,687       11,224,347     $     .20
Effect of dilutive securities:
      Options                                                        594,460          (.01)
                                                -----------       ----------     ---------
Diluted earnings per
      Common share                              $ 2,194,687       11,818,807     $     .19
                                                ===========       ==========     =========


                                                        Quarter Ended June 30, 2001
                                                ------------------------------------------
                                                   Income          Shares        Per-share
                                                (Numerator)     (Denominator)      Amount
                                                -----------     -------------    ---------
Net income                                      $ 1,705,406
                                                ===========
Basic earnings per
      common share                              $ 1,705,406       10,883,845     $     .16
Effect of dilutive securities:
      Options                                                         89,169
                                                -----------       ----------     ---------
Diluted earnings per
      Common share                              $ 1,705,406       10,973,014     $     .16
                                                ===========       ==========     =========


                                                       Six Months Ended June 30, 2002
                                                ------------------------------------------
                                                   Income          Shares        Per-share
                                                (Numerator)     (Denominator)      Amount
                                                -----------     -------------    ---------
Net income                                      $ 4,225,239
                                                ===========
Basic earnings per
      common share                              $ 4,225,239       11,196,845     $     .38
Effect of dilutive securities:
      Options                                                        499,029          (.02)
                                                -----------       ----------     ---------
Diluted earnings per
      Common share                              $ 4,225,239       11,695,874     $     .36
                                                ===========       ==========     =========


                                                        Six Months Ended June 30, 2001
                                                ------------------------------------------
                                                   Income          Shares        Per-share
                                                (Numerator)     (Denominator)      Amount
                                                -----------     -------------    ---------
Net income                                      $ 3,334,251
                                                ===========
Basic earnings per
      common share                              $ 3,334,251       10,915,930     $     .31
Effect of dilutive securities:
      Options                                                         56,439          (.01)
                                                -----------       ----------     ---------
Diluted earnings per
      Common share                              $ 3,334,251       10,972,369     $     .30
                                                ===========       ==========     =========


Options to purchase approximately 695,120 and 935,216 shares of common stock at an average exercise price of $8.14 and $7.83 per common share for the quarter and six month period ended June 30, 2001, respectively, were outstanding but not included in the computation of diluted earnings per common share because the options' exercise prices were greater than the average market value of the common shares. For the quarter and six month period ended June 30, 2002, no outstanding options were excluded as none have an exercise price in excess of the average market value of the Company's Common Stock.

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

                                                For the Quarter ended June 30,
                                               --------------------------------
                                                  2002                  2001
                                               ----------            ----------
Reported net income                            $2,194,687            $1,705,406
Addback: goodwill amortization                          -                26,906
                                               ----------            ----------
Adjusted net income                            $2,194,687            $1,732,312
                                               ==========            ==========

Basic earnings per
  Common share:
Reported net income                            $      .20            $      .16
Goodwill amortization                                   -                     -
                                               ----------            ----------
Adjusted net income                            $      .20            $      .16
                                               ==========            ==========

Diluted earnings per
  Common share:
Reported net income                            $      .19            $      .16
Goodwill amortization                                   -                     -
                                               ----------            ----------
Adjusted net income                            $      .19            $      .16
                                               ==========            ==========


                                               For the six months ended June 30,
                                               --------------------------------
                                                  2002                  2001
                                               ----------            ----------
Reported net income                            $4,225,239            $3,334,251
Addback: goodwill amortization                          -                53,812
                                               ----------            ----------
Adjusted net income                            $4,225,239            $3,388,063
                                               ==========            ==========

Basic earnings per
  common share:
Reported net income                            $      .38            $      .31
Goodwill amortization                                   -                     -
                                               ----------            ----------
Adjusted net income                            $      .38            $      .31
                                               ==========            ==========

Diluted earnings per
  common share:
Reported net income                            $      .36            $      .30
Goodwill amortization                                   -                   .01
                                               ----------            ----------
Adjusted net income                            $      .36            $      .31
                                               ==========            ==========

Accounting for the Impairment or Disposal of Long-lived Assets

         As of January 1, 2002 the Company has adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets which supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of. The adoption of SFAS No. 144 had no effect on the Company.

PART I.

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage which certain items bear to revenues:

                                              Relation to Total Revenues
                                              --------------------------
                                      Second Quarter      Six months Ended June 30,
                                   -------------------    -------------------------
                                    2002         2001        2002          2001
                                   ------       ------      ------        ------
Revenues                           100.0%       100.0%      100.0%        100.0%
Operating costs and expenses:
  Costs of services provided        88.4         88.6        88.4          88.7
  Selling, general and
     Administration                  7.4          7.7         7.5           7.7
Interest income                       .2           .4          .2            .4
                                   -----        -----       -----         -----
Income before income taxes           4.4          4.1         4.3           4.0
Income taxes                         1.7          1.6         1.7           1.6
                                   -----        -----       -----         -----
Net income                           2.7%         2.5%        2.6%          2.4%
                                  ======        =====       =====         =====

         Revenues for both the second quarter and six month period ended June 30, 2002 increased 18.5% in each period, compared to the corresponding 2001 periods. The growth in revenues in each period is a result of a net increase in service agreements entered into with new clients, as well as providing additional services to existing clients. Additionally, in each period, approximately 78% of the revenue growth resulted from the Company's housekeeping, laundry and linen, and other services provided, with the remaining approximately 22% revenue growth generated from the Company's food service division. The Company believes that in 2002 both housekeeping, laundry, linen and other services, and food services' revenues, as a percentage of total revenues, will remain approximately the same as their respective 2001 percentages.

         Cost of services provided as a percentage of revenues decreased to 88.4% for the second quarter of 2002 from 88.6 % in the corresponding 2001 quarter. The primary factors affecting specific variations in the 2002 second quarter's cost of services provided as a percentage of revenue and its affect on the respective .2% decrease are as follows: a decrease of .4% in the cost of supplies consumed in providing services which was primarily attributable to reduced costs in purchasing of supplies consumed in performing housekeeping, laundry and linen services; a decrease of .3% in labor costs, which is primarily a result of efficiencies achieved in managing the housekeeping, laundry, linen and other services' segment labor. Offsetting these decreases was an increase of ..8% in health insurance and employee benefits.

         Cost of services provided as a percentage of revenue decreased to 88.4% for the six month period ended June 30, 2002 from 88.7% in the same 2001 period. The primary factors affecting specific variations in the 2002 six month period's cost of services provided as a percentage of revenue and its affect on the respective .3% decrease are as follows: a decrease of .6% in labor costs which is primarily a result of efficiencies achieved in managing the housekeeping, laundry, linen and other services' segment labor; a .3% decrease in the cost of supplies consumed in providing services which was primarily attributable to reduced costs in purchasing of supplies consumed in performing housekeeping, laundry and linen services. Offsetting these decreases were increases of .6% in health insurance and employee benefits' costs and .3% in bad debt expense.

         Selling, general and administrative expenses as a percentage of revenue decreased in the 2002 second quarter and six month period by .3% and .2%, respectively, compared to the same 2001 periods. The decreases are primarily attributable to the Company's ability to control these expenses while comparing them to a greater revenue base in the respective periods.

         Interest income in the second quarter and six month period ended June 30, 2002 decreased in each case, as compared to the corresponding 2001 periods. The decreases are attributable to lower rates of return on the Company's cash balances.

Critical Accounting Policies

         The policies discussed below are considered by the Company's management to be critical to an understanding of the Company's financial statements because their application places the most significant demands on management's judgment. Therefore, it should be noted that financial reporting results rely on estimating the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

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

         The Company has had varying collection experience with respect to its accounts and notes receivable. When contractual terms are not met, the Company generally encounters difficulty in collecting amounts due from certain of its clients. Therefore, the Company has sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those in bankruptcy, those who have terminated service agreements and slow payers experiencing financial difficulties. In making its credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, management considers the general collection risks associated with trends in the long-term care industry. The Company also establishes credit limits, as well as performing ongoing credit evaluation and account monitoring procedures to minimize the risk of loss.

         In accordance with the risk of extending credit, the Company regularly evaluates its accounts and notes receivable for impairment or loss of value and when appropriate will provide in its Allowance for Doubtful Accounts for such receivables. The Company generally follows a policy of reserving for receivables from clients in bankruptcy, as well as clients which the Company is in litigation for collection. Correspondingly, once the Company's recovery of a receivable is determined through either litigation, bankruptcy proceedings or negotiation at less than the recorded amount on its balance sheet, it will charge-off the applicable amount to the Allowance for Doubtful Accounts.

         Notwithstanding the Company's efforts to minimize its credit risk exposure, the Company's clients could be adversely affected if future industry trends, as more fully discussed under liquidity and capital resources, and is further described in the Company's Form 10-K filed with Securities and Exchange Commission for the year ended December 31, 2001 in Part I thereof under "Government Regulation of Clients", "Competition" and "Service Agreements/Collections", change in such a manner as to negatively impact their cash flows. If the Company's clients experience such significant impact in their cash flows, it could have a material adverse effect on the Company's results of operations and financial condition. At June 30, 2002, the Company has receivables of approximately $4,000,000 ( $2,000,000, net of reserves ) from a client group currently Debtors in a Chapter 11 bankruptcy proceeding. The Company expects the client group will file bankruptcy plans sometime during 2002. If the amount collected is materially less than $2,000,000, it could adversely affect the Company's results of operations and financial condition.

Accrued Insurance Claims
         The Company currently has a Paid Loss Retrospective Insurance Plan for general liability and workers' compensation insurance. Under these plans, pre-determined loss limits are arranged with an insurance company to limit both the Company's per occurrence cash outlay and annual insurance plan cost.

         For workers' compensation, the Company records a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of the Company's historical data and actuarial analysis done by an independent company specialist. The present value of the payout is determined by applying an 8% discount factor against the estimated remaining pay-out period.

         Management regularly evaluates its claims' pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for its accrued insurance claims' estimate. Management evaluations are based primarily on current information derived from reviewing Company claims' experience and industry trends. In the event that the Company's claims' experience and/or industry trends result in an unfavorable change, it could have an adverse effect on the Company's results of operations and financial condition.

Liquidity and Capital Resources
         At June 30, 2002 the Company had working capital and cash of $90,338,993 and $38,338,683, respectively, compared to December 31, 2001 working capital and cash of $83,107,545 and $34,259,334. The Company's current ratio at June 30, 2002 increased to 6.2 to 1 from 5.7 to 1 at December 31, 2001. Management views the Company's cash, $38,838,683 at June 30, 2002, as its principal measure of liquidity.

         The net cash provided by the Company's operating activities was $3,812,620 for the six month period ended June 30, 2002 as compared to net cash provided by operating activities of $5,006,316 in the same 2001 six month period. The principal sources of net cash flows from operating activities for the six month period ended June 30, 2002 were net income, charges to operations for bad debt provisions and depreciation and amortization. The operating activities that used the largest amount of cash during the six month period ended June 30, 2002 were net increases in accounts and notes receivable and long term notes receivable of $2,918,715. These increases resulted primarily from the growth in the Company's revenues, as well as the timing of collections from clients. Additionally, operating activities' cash flows in the six month period ended June 30, 2002 were negatively impacted by an increase of $985,619 in prepaid expenses and other assets, and a $624,639 decrease in accounts payable and other accrued expenses. The respective uses of cash resulted primarily from the timing of such payments. The principal sources of net cash flows from operating activities for the six month period ended June 30, 2001 were net income, charges to operations for bad debt provisions and depreciation and amortization. Additionally, operating activities' cash flows were increased by the timing of payments for income taxes of $1,128,624 in the six month period ended June 30, 2001. The operating activities that used the largest amount of cash during the six month period ended June 30, 2001 were net increases in accounts and notes receivable and long term notes receivable of $2,081,721. These increases resulted primarily from the growth in the Company's revenues, as well as the timing of collections from clients. Additionally, operating activities' cash flows in the six month period ended June 30, 2001 were negatively impacted by a $922,056 decrease in accounts payable and accrued expenses resulting from the timing of such payments.

         The Company's principal use of cash in investing activities in each of the six month periods ended June 30, 2002 and 2001, respectively was the purchase of housekeeping equipment and computer software and equipment.

         The Company expends considerable effort to collect the amounts due for its services on the terms agreed upon with its clients. Many of the Company's clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. The Balance Budget Act of 1997 ("BBA") changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998, of a Medicare Prospective Payment System ("PPS") for skilled nursing facilities which significantly changed the reimbursement procedures and the amounts of reimbursement they receive. Many of the Company's clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates. Therefore, they have been and continue to be adversely affected by changes in applicable laws and regulations, as well as other trends in the long-term care industry. This has resulted in certain of the Company's clients filing for bankruptcy protection. Others may follow. Since the passage of the BBA, Congress has passed additional legislation, principally the Balanced Budget Refinement Act of 1999 ("BBRA") and the Benefit Improvement and Protection Act of 2000 ("BIPA"). These enactments were intended primarily to mitigate, temporarily, the reduction in reimbursement for skilled nursing facilities under the Medicare PPS. In total, four add-on payments were established by the enactments to offset the impact of PPS. On April 23, 2002, the Centers for Medicare and Medicaid Services ("CMS") announced that it would delay implementation of any refinements to the scope of two of the add-on payments enacted pursuant to the BBRA and BIPA, thereby extending the related add-ons to at least September 30, 2003. The other two add-on payment provisions are still due to expire on September 30, 2002. Any decisions by the government to discontinue or adversely modify the legislative add-ons will have a material adverse effect on the Company's clients' revenues.

         These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, the Company converts the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance the Company's ability to collect the amounts due. At June 30, 2002 and December 31, 2001, the Company had approximately, net of reserves, $12,521,000 and $14,159,000, respectively, of such notes outstanding. In some instances the Company obtains a security interest in certain of the debtors' assets. Additionally, the Company considers restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. The Company believes that the restructuring provides it with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

         The Company has had varying collection experience with respect to its accounts and notes receivable. When contractual terms are not met, the Company generally encounters difficulty in collecting amounts due from certain of its clients. Therefore, the Company has sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those in bankruptcy, those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company has recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $3,250,000 and $2,350,000 in the six month periods ended June 30, 2002 and 2001, respectively. These provisions represent approximately 2.0% and 1.7%, as a percentage of revenue for such respective periods. In making its evaluation, in addition to analyzing and anticipating, where possible, the specific cases described above, management considers the general collection risk associated with trends in the long-term care industry. The Company also establishes credit limits, as well as performing ongoing credit evaluation and account monitoring procedures to minimize the risk of loss. Notwithstanding the Company's efforts to minimize its credit risk exposure, the Company's clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If the Company's clients experience such significant impact in their cash flows, it could have a material adverse affect on the Company's results of operations and financial condition. At June 30, 2002, the Company has receivables of approximately $4,000,000 ( $2,000,000, net of reserves ) from a client group currently Debtors in Chapter 11 bankruptcy proceedings. The Company expects the client group will file bankruptcy plans sometime during 2002. If the amount collected is materially less than $2,000,000, it could adversely affect the Company's results of operations and financial condition.

         The Company currently has a Paid Loss Retrospective Insurance Plan for general liability and workers' compensation insurance. Under these plans, pre-determined loss limits are arranged with an insurance company to limit both the Company's per occurrence cash outlay and annual insurance plan cost. For workers' compensation, the Company records a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of the Company's open claims and actuarial analysis done by an independent company specialist. The present value of the payout is determined by applying an 8% discount factor against the estimated remaining pay-out period.

         Management regularly evaluates its claims' pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for its accrued insurance claims' estimate. Management evaluations are based primarily on current information derived from reviewing Company claims' experience and industry trends. In the event that the Company's claims' experience and/or industry trends result in an unfavorable change, it could have an adverse affect on the Company's results of operations and financial condition.

         The Company has an $18,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow. This facility expires on September 30, 2002. The Company believes the line will be renewed at that time. Amounts drawn under the line are payable on demand. At June 30, 2002, there were no borrowings under the line. However, at such date, the Company had outstanding $14,500,000 of irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance program. As a result of the letters of credit issued, the amount available under the line was reduced by $14,500,000 at June 30, 2002. In addition, the Company has lease commitments totaling $2,613,790 through 2008.

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

         Although the Company remains authorized to purchase up to 786,450 shares of its outstanding common stock pursuant to previous Board of Directors' action, it did not make any such purchases during the six month period ended June 30, 2002.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's exposure to market risk is not significant.

Cautionary Statements Regarding Forward Looking Statements

         Certain matters discussed include forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such risks and uncertainties include, but are not limited to, risks arising from the Company providing its services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; the Company's claims experience related to workers' compensation and general liability insurance; the effects of changes in regulations governing the industry and risk factors described in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001 in Part I thereof under "Government Regulation of Clients", "Competition" and "Service Agreements/Collections". The Company's clients have been and continue to be adversely affected by the change in Medicare payments under the 1997 enactment of Prospective Payment System ("PPS"), as well as other trends in the long-term care industry resulting in certain of the Company's clients filing for bankruptcy protection. Others may follow. These factors, in addition to delays in payments from clients has resulted in and could continue to result in significant additional bad debts in the near future. Additionally, the Company's operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing its services could not be passed on to clients.

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


Item 1.                   Legal Proceedings.                     Not Applicable

Item 2.                   Changes in Securities.                 Not Applicable

Item 3.                   Defaults under Senior Securities.      Not Applicable

Item 4.                   Submission of Matters to a Vote of Security Holders

       c) The Company's Annual Meeting of Shareholders was held on May 21, 2002. The results are as follows:

                  (1) All of management's nominees for directors were elected as follows:

                                Shares Voted                 Withheld
                                    "FOR"
                                  6,953,093                 1,360,653

                  (2) Proposal to approve and adopt the Company's 2002 Stock Option Plan was approved as follows:

                                Shares Voted    Shares Voted        Shares
                                    "FOR"         "AGAINST"      "ABSTAINING"
                                  7,459,735        841,196          12,815

                  (3) Proposal to approve and ratify selection of Grant Thornton LLP as the independent certified public accountants of the Company for its current fiscal year ending December 31, 2002 as approved as follows.

                                Shares Voted    Shares Voted        Shares
                                   "FOR"          "AGAINST"      "ABSTAINING"
                                  8,305,190         2,096            6,460

Item 5.                Other Information.

                              a)  None

Item 6.                Exhibits and Reports on Form 8-K.

                              a) Exhibits - The 2002 Stock Option Plan as adopted

                              b)  Reports on Form 8-K - None

Item 10.          Exhibit Index

                  10.1     2002 Stock Option Plan

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   HEALTHCARE SERVICES GROUP, INC.
                                   -------------------------------

July 22, 2002                       /s/ Daniel P. McCartney
-------------------------          ---------------------------------------------
Date                               DANIEL P. McCARTNEY, Chief
                                   Executive Officer



July 22, 2002                        /s/ Thomas A. Cook
-------------------------           --------------------------------------------
Date                                THOMAS A. COOK,  President and
                                    Chief Operating Officer



July 22, 2002                        /s/ James L. DiStefano
-------------------------           --------------------------------------------
Date                                JAMES L. DiSTEFANO, Chief Financial
                                    Officer and Treasurer



July 22, 2002                        /s/ Richard W. Hudson
-------------------------           --------------------------------------------
Date                                RICHARD W. HUDSON, Vice
                                    President-Finance, Secretary and Chief
                                    Accounting Officer