Form 10-Q
period 2002-09-30
HEALTHCARE SERVICES GROUP INC
filed 2002-10-22
CIK 731012

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2002     Commission File Number  0-12015

                         HEALTHCARE SERVICES GROUP, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                        23-2018365
--------------------------------                   ----------------------------
(State or other jurisdiction of                    (IRS Employer Identification
 incorporation or organization)                                number)

                3220 Tillman Drive, Suite 300, Bensalem PA 19020
                ------------------------------------------------
               (Address of principal executive office) (Zip code)

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


Number of shares of common stock, issued and outstanding as of October 18, 2002 is 11,413,155


                                Total of 24 Pages

                                      INDEX
                                      -----

PART I.                  FINANCIAL INFORMATION                                   PAGE NO.
                         ---------------------                                   --------
          Consolidated Balance Sheets as of                                         2
          September 30, 2002 and  December 31, 2001

          Consolidated  Statements of Income for the Three Months ended             3
          September 30, 2002 and 2001

          Consolidated  Statements  of Income for the Nine Months ended             4
          September 30, 2002 and 2001

          Consolidated  Statements  of Cash  Flows for the Nine  Months             5
          ended September 30, 2002 and 2001

          Notes To Consolidated Financial Statements                              6 - 11

          Management's  Discussion and Analysis of Financial  Condition          12 - 18
          and Results Of Operations

Part II.                 Other Information                                          19
                         -----------------

                      Exhibits - Certifications                                  20 - 23

                      Signatures                                                    24

                        Healthcare Services Group, Inc.
                          Consolidated Balance Sheets

                                                                       (Unaudited)
                                                                      September 30,       December 31,
                                                                          2002                2001
                                                                    -----------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                       $ 42,293,113        $ 34,259,334
     Accounts and notes receivable, less
       allowance for doubtful accounts of
       $9,338,000 in 2002 and $6,936,000 in 2001                       51,511,131          54,076,007
     Prepaid income taxes                                                                       8,188
     Inventories and supplies                                           8,294,469           7,944,199
     Deferred income taxes                                              3,686,231           2,162,845
     Prepaid expenses and other                                         2,396,706           2,156,871
                                                                     ------------        ------------
          Total current assets                                        108,181,650         100,607,444

PROPERTY AND EQUIPMENT:
     Laundry and linen equipment installations                          6,841,763           6,872,513
     Housekeeping and office equipment                                 11,316,790          10,570,888
     Autos and trucks                                                      85,489              57,321
                                                                     ------------        ------------
                                                                       18,244,042          17,500,722
     Less accumulated depreciation                                     13,719,102          12,738,533
                                                                     ------------        ------------
                                                                        4,524,940           4,762,189

COST IN EXCESS OF FAIR VALUE OF NET ASSETS
    ACQUIRED less accumulated amortization
    of $1,743,155 in 2002 and 2001                                      1,612,322           1,612,322
DEFERRED INCOME TAXES                                                   2,222,458           1,523,144
OTHER NONCURRENT ASSETS                                                11,601,105          12,285,398
                                                                     ------------        ------------
                                                                     $128,142,475        $120,790,497
                                                                     ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                $  6,647,710        $  6,439,609
     Accrued payroll, accrued and withheld payroll taxes                6,144,510           9,705,000
     Income taxes payable                                                 937,250
     Other accrued expenses                                               188,655             199,635
     Accrued insurance claims                                           1,434,689           1,155,655
                                                                     ------------        ------------
          Total current liabilities                                    15,352,814          17,499,899
ACCRUED INSURANCE CLAIMS                                                5,397,162           4,347,464
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value: 30,000,000
       shares authorized, 11,603,555 shares
       issued in 2002 and 11,337,719 in 2001                              116,036             113,377
     Additional paid in capital                                        29,593,535          27,240,496
     Retained earnings                                                 79,611,898          73,176,074
     Common stock in treasury, at cost
       291,200 shares in 2002 and 262,500 shares in 2001               (1,928,970)         (1,586,813)
                                                                     ------------        ------------
          Total stockholders' equity                                  107,392,499          98,943,134
                                                                     ------------        ------------
                                                                     $128,142,475        $120,790,497
                                                                     ============        ============

See accompanying notes.

                        Healthcare Services Group, Inc.
                         Consolidated Income Statements
                                  (Unaudited)

                                                                        For the Three Months Ended
                                                                                September 30,
                                                                         2002                2001
                                                                     --------------------------------
Revenues                                                             $ 83,044,730        $ 72,500,363
Operating costs and expenses:
     Costs of services provided                                        73,012,961          64,157,195
     Selling, general and administrative                                6,494,315           5,610,918
Other Income:
     Interest Income                                                      117,132             280,132
                                                                     ------------        ------------

Income before income taxes                                              3,654,586           3,012,382

Income taxes                                                            1,444,000           1,175,400
                                                                     ------------        ------------

Net Income                                                           $  2,210,586        $  1,836,982
                                                                     ============        ============

Earnings per share of common stock:
     Basic earnings per common share                                 $       0.20        $       0.17
                                                                     ============        ============

     Diluted earnings per common share                               $       0.19        $       0.17
                                                                     ============        ============


                                                                         For the Nine Months Ended
                                                                                September 30,
                                                                         2002                2001
                                                                     --------------------------------
Revenues                                                             $244,043,351        $208,393,882
Operating costs and expenses:
     Costs of services provided                                       215,310,120         184,642,038
     Selling, general and administrative                               18,593,605          16,117,233
Other Income:
     Interest Income                                                      500,198             844,622
                                                                     ------------        ------------

Income before income taxes                                             10,639,824           8,479,233

Income taxes                                                            4,204,000           3,308,000
                                                                     ------------        ------------

Net Income                                                           $  6,435,824        $  5,171,233
                                                                     ============        ============

Earnings per share of common stock:
     Basic earnings per common share                                 $       0.57        $       0.47
                                                                     ============        ============

     Diluted earnings per common share                               $       0.55        $       0.47
                                                                     ============        ============

See accompanying notes

                         Healthcare Services Group, Inc.
                             Consolidated Cash Flow

                                                                               For the Nine Months Ended
                                                                                      September 30,
                                                                           --------------------------------
                                                                               2002                2001
                                                                           -----------         ------------
Cash flows from operating activities:
     Net Income                                                            $  6,435,824        $  5,171,233
          Adjustments to reconcile net income
            to net cash provided by operating activities:
               Depreciation and amortization                                  1,533,881           1,665,854
               Bad debt provision                                             4,950,000           3,350,000
               Deferred income tax benefits                                  (2,222,700)         (1,073,500)
               Tax benefit of stock option transactions                         509,295              64,261
               Unrealized loss on SERP investments                               77,088              42,376
          Changes in operating assets and liabilities:
               Accounts and notes receivable                                 (2,385,124)         (3,404,641)
               Prepaid income taxes                                               8,188             704,090
               Inventories and supplies                                        (350,270)            491,476
               Changes to long term notes receivable                           1,127,433            (492,278)
               Accounts payable and other accrued expenses                      197,122            (436,483)
               Accrued payroll, accrued and withheld payroll
                 taxes                                                       (3,430,840)         (2,868,973)
               Accrued insurance claims                                       1,328,731           1,510,739
               Income taxes payable                                             937,250
               Prepaid expenses and other assets                               (760,065)           (163,386)
                                                                           ------------        ------------
                    Net cash provided by operating activities                 7,955,813           4,560,768
                                                                           ------------        ------------
Cash flows from investing activities:
     Disposals of fixed assets                                                   74,406             178,470
     Additions to property and equipment                                     (1,371,038)         (1,456,886)
                                                                           ------------        ------------
                    Net cash used in investing activities                    (1,296,632)         (1,278,416)
                                                                           ------------        ------------
Cash flows from financing activities:
     Purchase of treasury stock                                                (342,157)           (824,938)
     Proceeds from the exercise of stock options                              1,716,755             391,163
                                                                           ------------        ------------
                    Net cash provided by (used in) financing activities       1,374,598            (433,775)
                                                                           ------------        ------------
Net increase in cash and cash equivalents                                     8,033,779           2,848,577
Cash and cash equivalents at beginning of the year                           34,259,334          22,841,618
                                                                           ------------        ------------
Cash and cash equivalents at end of the period                             $ 42,293,113        $ 25,690,195
                                                                           ============        ============
Supplementary Cash Flow Information:
Issuance of 23,926 and 38,753 shares of
     Common Stock in 2002 and 2001, respectively
     pursuant to Employee Stock Purchase Plan                              $    129,649        $    209,993
                                                                           ============        ============

See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 -  Basis of Reporting

         The accompanying financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 2001 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 2001. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the quarters and nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 -   Other Contingencies

         The Company has an $18,000,000 bank line of credit under which it may draw to meet short-term liquidity requirements or for other purposes, that expires on September 30, 2003. The Company expects the line to be renewed at that time. Amounts drawn under the line are payable upon demand. At September 30, 2002, there were no borrowings under the line. However, at such date, the Company had outstanding $14,500,000 of irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance program. As a result of the letters of credit issued, the amount available under the line was reduced by $14,500,000 at September 30, 2002.

         The Company is also involved in miscellaneous claims and litigation arising in the ordinary course of business. The Company believes that these matters, taken individually or in the aggregate, would not have a material adverse impact on the Company's financial position or results of operations.


         The Balance Budget Act of 1997 ("BBA") changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998, of a Medicare Prospective Payment System ("PPS") for skilled nursing facilities which significantly changed the reimbursement procedures and the amounts of reimbursement they receive. Many of the Company's clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates. Therefore, they have been and continue to be adversely affected by changes in applicable laws and regulations, as well as other trends in the long-term care industry. This has resulted in certain of the Company's clients filing for bankruptcy protection. Others may follow. Since the passage of the BBA, Congress has passed additional legislation, principally the Balanced Budget Refinement Act of 1999 ("BBRA") and the Benefit Improvement and Protection Act of 2000 ("BIPA"). These enactments were intended primarily to mitigate, temporarily, the reduction in reimbursement for skilled nursing facilities under the Medicare PPS. In total, four add-on payments were established by the enactments to offset the impact of PPS. On April 23, 2002, the Center for Medicare and Medicaid Services ("CMS") announced that it would delay implementation of any refinements to the scope of two of the add-on payments enacted pursuant to the BBRA and BIPA, thereby extending the related add-ons to at least September 30, 2003. The other two add-on payment provisions expired on September 30, 2002. The Senate introduced legislation during the first week of October 2002 which included a partial reinstatement of the add-on payment provision limited to the nursing component of the Medicare rate. This legislative proposal would provide for certain increases annually beginning in 2003 through 2005. There can be no assurance as to whether this proposal will be adopted. Any decisions by the government to discontinue or adversely modify legislation relating to reimbursement funding rates will have a material adverse affect on the Company's clients' revenues. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future.

         At September 30, 2002, the Company has receivables of approximately $4,000,000 ($1,500,000, net of reserves) from a client group currently Debtors in Chapter 11 bankruptcy proceedings. The Company expects the client group will file bankruptcy plans sometime during 2003. If the amount collected is materially less than $1,500,000, it could adversely affect the Company's results of operations and financial condition.

Note 3 -   Segment Information

         The Company manages and evaluates its operations in two reportable operating segments. The two operating segments are housekeeping, laundry, linen and other services, and food service. Although both segments serve the same client base and share many operational similarities, they are managed separately due to distinct differences in the type of service provided, as well as the specialized expertise required of the professional management personnel responsible for delivering the respective segments' services. Prior to December 31, 2001, food service was not deemed a reportable operating segment as its revenues did not meet the quantitative threshold of FASB SFAS 131 ( Disclosure about Segments of an Enterprise and Other Related information). The Company considers the various services provided within the housekeeping, laundry, linen and other services' segment to be one reportable operating segment since such services are rendered pursuant to a single service agreement and the delivery of such services is managed by the same management personnel.

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

         During the quarter ended September 30, 2002, the Company refined its method of allocating divisional overhead to its two reportable operating segments. The revised allocation is based on a relationship using the number of facilities serviced by the respective segments as opposed to the previous method which utilized a gross segment revenue relationship. Such revision increased income before income taxes in the food services' segment by $275,319 and $53,462, respectively for the three and nine month periods ended September 30, 2002. Correspondingly, the Company's housekeeping, laundry, linen and other services' segment's income before income taxes was decreased by the same amounts for the respective 2002 periods.


   The housekeeping, laundry, linen and other services' segment of the Company does provide services in Canada, although essentially all of its revenues and net income, 99% in both categories, are earned in one geographic area, the United States.

                                      Housekeeping,
                                     laundry, linen
                                       and other            Food            Corporate and
                                       services            services          eliminations             Total
                                       --------            --------          ------------             -----
Quarter Ended Sept 30, 2002
---------------------------
Revenues                              $ 70,182,650       $ 13,639,456       $   (777,376)          $ 83,044,730
Income before income taxes            $  5,489,371       $    230,809       $ (2,065,594)(1)       $  3,654,586

Quarter Ended Sept 30, 2001
---------------------------
Revenues                              $ 62,279,676       $ 10,747,998       $   (527,311)          $ 72,500,363
Income before income taxes            $  3,991,544       $    554,437       $ (1,533,599)(1)       $  3,012,382


Nine Months Ended Sept 30, 2002
-------------------------------
Revenues                              $206,571,578       $ 37,679,260       $   (207,487)          $244,043,351
Income before income taxes            $ 16,826,225       $  1,071,799       $ (7,258,200)(1)       $ 10,639,824

Nine Months Ended Sept 30, 2001
-------------------------------
Revenues                              $179,230,471       $ 29,175,949       $    (12,538)          $208,393,882
Income before income taxes            $ 13,022,657       $  1,434,849       $ (5,978,273)(1)       $  8,479,233

     (1) represents primarily corporate office cost and related overhead, as well as certain operating expenses that are not allocated to the service operating segments.

The Company earned revenue in the following service categories:

                                          For the quarter ended September 30,
                                          -----------------------------------
                                              2002                    2001
                                              ----                    ----
Housekeeping services                     $49,414,525            $43,306,942
Laundry and linen services                 19,924,367             17,866,018
Maintenance services and Other                281,718                761,380
Food Services                              13,424,120             10,566,023
                                          -----------            -----------
                                          $83,044,730            $72,500,363
                                          ===========            ===========

                                        For the nine months ended September 30,
                                        ---------------------------------------
                                              2002                    2001
                                              ----                    ----
Housekeeping services                     $146,421,798            $125,594,493
Laundry and linen services                  58,994,287              51,599,357
Maintenance services and Other               1,308,049               2,218,478
Food Services                               37,319,217              28,981,554
                                          ------------            ------------
                                          $244,043,351            $208,393,882
                                          ============            ============

         The Company has one client which, for the nine months ended September 30, 2002 and 2001 accounted for approximately 16% and 13%, respectively of consolidated revenues. With respect to such client, the Company derived revenues from both operating segments.

Note 4 -   Earnings Per Common Share

A reconciliation of the numerator and denominator of basic and diluted earnings per common share is as follows:

                                                     Quarter Ended September 30, 2002
                                                     --------------------------------
                                              Income               Shares            Per-share
                                           (Numerator)          (Denominator)          Amount
                                           -----------          -------------          ------
Net income                                 $ 2,210,586
                                           ===========
Basic earnings per common share            $ 2,210,586           11,317,662           $   .20
Effect of dilutive securities:
       Options                                                      528,232              (.01)
                                           -----------           ----------           -------
Diluted earnings per common share          $ 2,210,586           11,845,894           $   .19
                                           ===========           ==========           =======

                                                     Quarter Ended September 30, 2001
                                                     --------------------------------
                                              Income               Shares            Per-share
                                           (Numerator)          (Denominator)          Amount
                                           -----------          -------------          ------
Net income                                  $1,836,982
                                            ==========
Basic earnings per common share             $1,836,982           10,916,889           $   .17
Effect of dilutive securities:
       Options                                                      207,370
                                            ----------           ----------           -------
Diluted earnings per Common share           $1,836,982           11,124,259           $   .17
                                            ==========           ==========           =======

                                                    Nine Months Ended September 30, 2002
                                                    ------------------------------------
                                              Income               Shares            Per-share
                                           (Numerator)          (Denominator)          Amount
                                           -----------          -------------          ------
Net income                                 $ 6,435,824
                                           ===========
Basic earnings per common share            $ 6,435,824           11,237,560           $   .57
Effect of dilutive securities:
       Options                                                      508,763              (.02)
                                           -----------           ----------           -------
Diluted earnings per Common share          $ 6,435,824           11,746,323           $   .55
                                           ===========           ==========           =======

                                                 Nine Months Ended September 30, 2001
                                                 ------------------------------------
                                              Income               Shares            Per-share
                                           (Numerator)          (Denominator)          Amount
                                           -----------          -------------          ------
Net income                                  $5,171,233
                                            ==========
Basic earnings per common share             $5,171,233           10,916,253           $   .47
Effect of dilutive securities:
       Options                                                      106,749
                                            ----------           ----------           -------
Diluted earnings per Common share           $5,171,233           11,023,002           $   .47
                                            ==========           ==========           =======

Options to purchase approximately 359,401 and 743,277 shares of common stock at an average exercise price of $8.71 and $8.12 per common share for the quarter and nine month period ended September 30, 2001, respectively, were outstanding but not included in the computation of diluted earnings per common share because the options' exercise prices were greater than the average market value of the common shares. For the quarter and nine month period ended September 30, 2002, no outstanding options were excluded in the computation of diluted earnings per common share, as none have an exercise price in excess of the average market value of the Company's Common Stock.

Note 5 - Effect of Recently Issued Accounting Pronouncements

         Business Combinations and Intangible Assets - Accounting for Goodwill
         ---------------------------------------------------------------------

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

                                          For the Quarter Ended September 30,
                                          -----------------------------------
                                               2002                  2001
                                               ----                  ----
Reported net income                         $2,210,586           $1,836,982
Addback: goodwill amortization                       -               26,906
                                            ----------           ----------
Adjusted net income                         $2,210,586           $1,863,888
                                            ==========           ==========

Basic earnings per Common share:
Reported net income                         $      .20           $      .17
Goodwill amortization                                -                    -
                                            ----------           ----------
Adjusted net income                         $      .20           $      .17
                                            ==========           ==========

Diluted earnings per Common share:
Reported net income                         $      .19           $      .17
Goodwill amortization                                -                    -
                                            ----------           ----------
Adjusted net income                         $      .19           $      .17
                                            ==========           ==========

                                        For the Nine Months Ended September 30,
                                        ---------------------------------------
                                               2002                 2001
                                               ----                 ----
Reported net income                         $6,435,824           $5,171,233
Addback: goodwill amortization                       -               80,717
                                            ----------           ----------
Adjusted net income                         $6,435,824           $5,251,950
                                            ==========           ==========

Basic earnings per common share:
Reported net income                         $      .57           $      .47
Goodwill amortization                                -                  .01
                                            ----------           ----------
Adjusted net income                         $      .57           $      .48
                                            ==========           ==========

Diluted earnings per common share:
Reported net income                         $      .55          $       .47
Goodwill amortization                                -                  .01
                                            ----------           ----------
Adjusted net income                         $      .55          $       .48
                                            ==========           ==========

         Accounting for the Impairment or Disposal of Long-lived Assets
         --------------------------------------------------------------

         As of January 1, 2002 the Company has adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets which supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of. The adoption of SFAS No. 144 had no effect on the Company.

         Accounting for Costs Associated with Exit or Disposal Activities
         ----------------------------------------------------------------

         In July 2002, The Financial Accounting Standards Board ("FASB") issued Statement 146 Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The principal difference between SFAS 146 and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company has determined this new standard will have no effect on its results of operations or financial condition.

PART I.

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage which certain items bear to revenues:

                                                            Relation to Total Revenues
                                                            --------------------------
                                           For the Quarter Ended Sept 30,      Nine Months Ended Sept 30,
                                           ------------------------------      --------------------------
                                              2002            2001                2002            2001
                                              ----            ----                ----            ----
Revenues                                     100.0%          100.0%              100.0%          100.0%
Operating costs and expenses:
  Costs of services provided                  87.9            88.5                88.2            88.6
  Selling, general and Administration          7.8             7.7                 7.6             7.7
Interest income                                 .1              .4                  .2              .4
                                             -----           -----               -----           -----
Income before income taxes                     4.4             4.2                 4.4             4.1
Income taxes                                   1.7             1.6                 1.7             1.6
                                             -----           -----               -----           -----
Net income                                     2.7%            2.6%                2.7%            2.5%
                                             =====           =====               =====           =====

         Revenues for the quarter and nine month period ended September 30, 2002 increased approximately 15% and 17%, respectively as compared to the corresponding 2001 periods. The growth in revenues in each period is a result of a net increase in service agreements entered into with new clients, as well as providing additional services to existing clients. Additionally, in the third quarter and nine month period, approximately 73% and 77%, respectively of the revenue growth resulted by the Company's housekeeping, laundry and linen, and other services provided. The remaining approximately 27% third quarter's, and the 23% nine month period's revenue growth generated from the Company's food service division. The Company believes that in 2002 both housekeeping, laundry, linen and other services, and food services' revenues, as a percentage of total revenues, will remain approximately the same as their respective 2001 percentages.

         The Company has one client which for the nine month periods ended September 30, 2002 and 2001 accounted for approximately 16% and 13%, respectively of consolidated revenues. With respect to such client, the Company derived revenues from both operating segments.

         Cost of services provided as a percentage of revenues decreased to 87.9% for the third quarter of 2002 from 88.5 % in the corresponding 2001 quarter. The primary factors affecting specific variations in the 2002 third quarter's cost of services provided as a percentage of revenue and its affect on the respective .6% decrease are as follows: a decrease of .9% in labor costs, which is primarily a result of efficiencies achieved in managing the housekeeping, laundry, linen and other services' segment labor; a decrease of ..4% in workers' compensation insurance. Offsetting these decreases were increases of .7% in bad debt expense and .5% in the cost of supplies consumed in performing housekeeping, laundry and linen services.

         Cost of services provided as a percentage of revenue decreased to 88.2% for the nine month period ended September 30, 2002 from 88.6% in the same 2001 period. The primary factors affecting specific variations in the 2002 nine month period's cost of services provided as a percentage of revenue and its affect on the respective .4% decrease are as follows: a decrease of .7% in labor costs which is primarily a result of efficiencies achieved in managing the housekeeping, laundry, linen and other services' segment labor. Offsetting these decreases were increases of .4% in health insurance and employee benefits' costs and .4% in bad debt expense.

         Selling, general and administrative expenses as a percentage of revenue remained essentially unchanged in the 2002 third quarter and nine month period ended September 30, 2002 compared to the same 2001 periods. These results are primarily attributable to the Company's ability to control these expenses while comparing them to a greater revenue base in the respective periods.

         Interest income decreased in both the third quarter and nine month period ended September 30, 2002, as compared to the corresponding 2001 periods. The decreases are attributable to lower rates of return on the Company's cash balances, as well as a decrease in the net asset value of funds invested through the Company's Deferred Compensation Plan.

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

Allowance for Doubtful Accounts
-------------------------------
         The allowance for doubtful accounts is established as losses are estimated to have occurred through a provision for bad debts charged to earnings. The allowance for doubtful accounts is evaluated based on management's periodic review of accounts and notes receivable and is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

         In accordance with the risk of extending credit, the Company regularly evaluates its accounts and notes receivable for impairment or loss of value and when appropriate will provide in its Allowance for Doubtful Accounts for such receivables. The Company generally follows a policy of reserving for receivables from clients in bankruptcy, as well as clients, with which the Company is in litigation for collection. Correspondingly, once the Company's recovery of a receivable is determined through either litigation, bankruptcy proceedings or negotiation at less than the recorded amount on its balance sheet, it will charge-off the applicable amount to the Allowance for Doubtful Accounts.


         Notwithstanding the Company's efforts to minimize its credit risk exposure, the Company's clients could be adversely affected if future industry trends, as more fully discussed under liquidity and capital resources below, and as further described in the Company's Form 10-K filed with Securities and Exchange Commission for the year ended December 31, 2001 in Part I thereof under "Government Regulation of Clients", "Competition" and "Service Agreements/Collections", change in such a manner as to negatively impact their cash flows. If the Company's clients experience such significant impact in their cash flows, it could have a material adverse effect on the Company's results of operations and financial condition. At September 30, 2002, the Company has receivables of approximately $4,000,000 ( $1,500,000, net of reserves ) from a client group currently Debtors in a Chapter 11 bankruptcy proceeding. The Company expects the client group will file bankruptcy plans sometime during 2003. If the amount collected is materially less than $1,500,000, it could adversely affect the Company's results of operations and financial condition.

Accrued Insurance Claims
------------------------
         The Company currently has a Paid Loss Retrospective Insurance Plan for general liability and workers' compensation insurance. Under these plans, pre-determined loss limits are arranged with an insurance company to limit both the Company's per occurrence cash outlay and annual insurance plan cost.

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

Liquidity and Capital Resources
         At September 30, 2002 the Company had working capital and cash of $92,828,837 and $42,293,113, respectively, compared to December 31, 2001 working capital and cash of $83,107,545 and $34,259,334. The Company's current ratio at September 30, 2002 increased to 7.1 to 1 from 5.7 to 1 at December 31, 2001. Management views the Company's cash, $42,293,113 at September 30, 2002 as its principal measure of liquidity.

         The net cash provided by the Company's operating activities was $7,955,813 for the nine month period ended September 30, 2002 as compared to net cash provided by operating activities of $4,560,768 in the same 2001 nine month period. The principal sources of net cash flows from operating activities for the nine month period ended September 30, 2002 were net income, charges to operations for bad debt provisions, and depreciation and amortization. Additionally, operating activities' cash flows were increased by the timing of payments under the Company's various insurance plans of $1,328,731 during the 2002 nine month period. The operating activities that used the largest amount of cash during the nine month period ended September 30, 2002 were a decrease of $3,430,840 in accrued payroll and payroll related taxes as a result of the timing of such payments, as well as net increases in accounts and notes receivable and long term notes receivable of $1,257,691. The increases in accounts and notes receivable and long term notes receivable resulted primarily from the growth in the Company's revenues, as well as the timing of collections from clients. The principal sources of net cash flows from operating activities for the nine month period ended September 30, 2001 were net income, charges to operations for bad debt provisions and depreciation and amortization. Additionally, operating activities' cash flows were increased by the timing of payments under the Company's various insurance plans of $1,510,739 in the nine month period ended September 30, 2001. The operating activities that used the largest amount of cash during the nine month period ended September 30, 2001 were net increases in accounts and notes receivable and long term notes receivable of $3,896,919. These increases resulted primarily from the growth in the Company's revenues, as well as the timing of collections from clients. Additionally, operating activities' cash flows in the nine month period ended September 30, 2001 were negatively impacted by a $2,868,973 decrease in accrued payroll and related payroll taxes resulting from the timing of such payments.

         The Company's principal use of cash in investing activities in each of the nine month periods ended September 30, 2002 and 2001, respectively was the purchase of housekeeping equipment and computer software and equipment.

         The Company expends considerable effort to collect the amounts due for its services on the terms agreed upon with its clients. Many of the Company's clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. The Balance Budget Act of 1997 ("BBA") changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998, of a Medicare Prospective Payment System ("PPS") for skilled nursing facilities which significantly changed the reimbursement procedures and the amounts of reimbursement they receive. Many of the Company's clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates. Therefore, they have been and continue to be adversely affected by changes in applicable laws and regulations, as well as other trends in the long-term care industry. This has resulted in certain of the Company's clients filing for bankruptcy protection. Others may follow. Since the passage of the BBA, Congress has passed additional legislation, principally the Balanced Budget Refinement Act of 1999 ("BBRA") and the Benefit Improvement and Protection Act of 2000 ("BIPA"). These enactments were intended primarily to mitigate, temporarily, the reduction in reimbursement for skilled nursing facilities under the Medicare PPS. In total, four add-on payments were established by the enactments to offset the impact of PPS. On April 23, 2002, the Center for Medicare and Medicaid Services ("CMS") announced that it would delay implementation of any refinements to the scope of two of the add-on payments enacted pursuant to the BBRA and BIPA, thereby extending the related add-ons to at least September 30, 2003. The other two add-on payment provisions expired on September 30, 2002. The Senate introduced legislation during the first week of October 2002 which included a partial reinstatement of the add-on payment provision limited to the nursing component of the Medicare rate. This legislative proposal would provide for certain annual increases beginning in 2003 through 2005. There can be no assurance as to whether this proposal will be adopted. Any decisions by the government to discontinue or adversely modify any legislation relating to reimbursement funding rates will have a material adverse effect on the Company's clients' revenues.

         These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, the Company converts the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance the Company's ability to collect the amounts due. At September 30, 2002 and December 31, 2001, the Company had approximately, net of reserves, $13,410,000 and $14,159,000, respectively, of such notes outstanding. In some instances the Company obtains a security interest in certain of the debtors' assets. Additionally, the Company considers restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. The Company believes that the restructuring provides it with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

         The Company has had varying collection experience with respect to its accounts and notes receivable. When contractual terms are not met, the Company generally encounters difficulty in collecting amounts due from certain of its clients. Therefore, the Company has sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those in bankruptcy, those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company has recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $4,950,000 and $3,350,000 in the nine month periods ended September 30, 2002 and 2001, respectively. These provisions represent approximately 2.0% and 1.6%, as a percentage of revenue for such respective periods. In making its evaluation, in addition to analyzing and anticipating, where possible, the specific cases described above, management considers the general collection risk associated with trends in the long-term care industry. The Company also establishes credit limits, as well as performing ongoing credit evaluation and account monitoring procedures to minimize the risk of loss. Notwithstanding the Company's efforts to minimize its credit risk exposure, the Company's clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If the Company's clients experience such significant impact in their cash flows, it could have a material adverse affect on the Company's results of operations and financial condition. At September 30, 2002, the Company has receivables of approximately $4,000,000 ( $1,500,000, net of reserves ) from a client group currently Debtors in Chapter 11 bankruptcy proceedings. The Company expects the client group will file bankruptcy plans sometime during 2003. If the amount collected is materially less than $1,500,000, it could adversely affect the Company's results of operations and financial condition.

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

         The Company has an $18,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow. This facility expires on September 30, 2003. The Company believes the line will be renewed at that time. Amounts drawn under the line are payable on demand. At September 30, 2002, there were no borrowings under the line. However, at such date, the Company had outstanding $14,500,000 of irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance program. As a result of the letters of credit issued, the amount available under the line was reduced by $14,500,000 at September 30, 2002. In addition, the Company has lease commitments totaling $2,613,790 through 2008.

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

         In accordance with the Company's previously announced authorizations to purchase its outstanding common stock, the Company expended approximately $342,000 to purchase 28,700 shares of its common stock during the nine month period ended September 30, 2002 at an average price of $11.92 per common share. Pursuant to previous Board of Directors' actions, the Company remains authorized to purchase an additional 757,750.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
         MARKET RISK

         The Company's exposure to market risk is not significant.


ITEM 4 - PROCEDURES AND CONTROLS

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Cautionary Statements Regarding Forward Looking Statements

         Certain matters discussed include forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such risks and uncertainties include, but are not limited to, risks arising from the Company providing its services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; one client accounting for 16% of revenue in 2002; the Company's claims experience related to workers' compensation and general liability insurance; the effects of changes in regulations governing the industry and risk factors described in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001 in Part I thereof under "Government Regulation of Clients", "Competition" and "Service Agreements/Collections". Many of the Company's clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which have been and continue to be adversely affected by the change in Medicare payments under the 1997 enactment of Prospective Payment System ("PPS"). That change, and the lack of substantive reimbursement funding rate reform legislation, as well as other trends in the long-term care industry have resulted in certain of the Company's clients filing for bankruptcy protection. Others may follow. Any decisions by the government to discontinue or adversely modify legislation related to reimbursement funding rates will have a material adverse effect on the Company's clients. These factors, in addition to delays in payments from clients has resulted in and could continue to result in significant additional bad debts in the near future. Additionally, the Company's operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing its services could not be passed on to clients.

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

Item 4.  Submission of Matters to a Vote of Security  Holders     Not Applicable

Item 5.  Other Information.

            a) None

Item 6.  Exhibits and Reports on Form 8-K.

            a) Exhibits -  Certifications

            b) Reports on Form 8-K - None

                                                                       Exhibit I
CERTIFICATIONS
--------------

I, Daniel P. McCartney, Chief Executive Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Healthcare Services Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrants other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures ( as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period this quarterly report is prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors.

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: October 22, 2002
                                                        /s/ Daniel P. McCartney
                                                        -----------------------
                                                        Daniel P. McCartney
                                                        Chief Executive Officer

                                                                      Exhibit II
I, James L. DiStefano, Chief Financial Officer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Healthcare Services Group, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrants other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures ( as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period this quarterly report is prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors.

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: October 22, 2002
                                                        /s/ James L. DiStefano
                                                        ----------------------
                                                        James L. DiStefano
                                                        Chief Financial Officer

                                                                     Exhibit III

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec 1350), the undersigned, Daniel P. McCartney, Chief Executive Officer of Healthcare Services Group, Inc., a Pennsylvania corporation (the "Company"), does hereby certify, to his knowledge, that:

The Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                       /s/ Daniel P. McCartney
                                                       -----------------------
                                                       Daniel P. McCartney
                                                       Chief Executive Officer
                                                       October 22, 2002

                                                                      Exhibit IV

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec 1350), the undersigned, James L. DiStefano, Chief Financial Officer of Healthcare Services Group, Inc., a Pennsylvania corporation (the "Company"), does hereby certify, to his knowledge, that:

The Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 of the Company (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                       /s/ James L. DiStefano
                                                       ----------------------
                                                       James L. DiStefano
                                                       Chief Financial Officer
                                                       October 22, 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HEALTHCARE SERVICES GROUP, INC.

October 22, 2002                         /s/ Daniel P. McCartney
--------------------                     --------------------------------------
Date                                     DANIEL P. McCARTNEY, Chief
                                         Executive Officer



October 22, 2002                         /s/ Thomas A. Cook
--------------------                     --------------------------------------
Date                                     THOMAS A. COOK,  President and
                                         Chief Operating Officer



October 22, 2002                         /s/ James L. DiStefano
--------------------                     --------------------------------------
Date                                     JAMES L. DiSTEFANO, Chief Financial
                                         Officer and Treasurer



October 22, 2002                         /s/ Richard W. Hudson
--------------------                     --------------------------------------
Date                                     RICHARD W. HUDSON, Vice
                                         President-Finance, Secretary and Chief
                                         Accounting Officer