Form 10-K
period 2002-12-31
HEALTHCARE SERVICES GROUP INC
filed 2003-03-12
CIK 731012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K
                                    ---------

                                   (Mark One)
       (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 2002
                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                   For the transition period from         to

                           Commission File No. 0-12015

                         HEALTHCARE SERVICES GROUP, INC.
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                     232018365
--------------------------------                   ----------------------
(State or other jurisdiction of                        (IRS Employer
 incorporated or organization)                       Identification No.)


                3220 Tillman Drive, Suite 300, Bensalem, PA 19020
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (215) 639-4274
                                                           --------------
           Securities registered pursuant to Section 12(b) of the Act:


                                                Name of Each Exchange
              Titles of Each Class               on Which Registered
              --------------------              ----------------------
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
                             YES     X        NO
                                  ------        -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                             YES     X        NO
                                  ------        -------

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act).

                             YES     X        NO
                                  ------        -------

         The aggregate market value of voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant as of June 30, 2002 was approximately $174,000,000. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: At March 7, 2003 there were outstanding 11,186,005 shares of the Registrant's Common Stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of Form 10-K will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Registrant pursuant to Regulation 14A within 120 days after the close of its fiscal year.

                                     PART I

         References made herein to "we," "our," or "us" include Healthcare Services Group, Inc. and its wholly owned subsidiaries HCSG Supply, Inc. and Huntingdon Holdings, Inc., unless the context otherwise requires.

Item I. Business

(a)      General

         Healthcare Services Group, Inc. provides housekeeping, laundry, linen, facility maintenance and food services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals. We believe that we are the largest provider of contractual housekeeping and laundry services to the long-term care industry in the United States, rendering such services to approximately 1,300 facilities in 43 states and Canada as of December 31, 2002.

(b)      Segment Information

                  The information called for herein is incorporated by reference to the Company's Annual Report to Shareholders for the year ended December 31, 2002, a copy of which accompanies this Report.

(c)      Description of Services

         We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and food service departments of the health care industry. Our labor force is also interchangeable with respect to each of these services, with the exception of food services. Although there are many similarities in the nature of the services performed, there are some significant differences in the specialized expertise required of the professional management personnel responsible for delivering the respective services. We believe that each service provides opportunity for growth. At December 31, 2002, one client, Beverly Enterprises, Inc., accounted for approximately 17% of our total consolidated revenues. We derived revenues from Beverly Enterprises, Inc. in both the Housekeeping and Food Services' sectors.

         Housekeeping services. Housekeeping services is our largest service sector, representing approximately 60% or $196,770,462 of total consolidated revenues in 2002. It involves cleaning, disinfecting and sanitizing resident areas in the facilities. In providing services to any given client facility, we typically hire and train the hourly employees who were employed by such facility prior to our engagement. We normally assign two on-site managers to each facility to supervise and train hourly personnel and to coordinate housekeeping services with other facility support functions. Such management personnel also oversee the execution of a variety of quality and cost-control procedures including continuous training and employee evaluation as well as on-site testing for infection control. The on-site management team also assists the facility in complying with Federal, state and local regulations.

         Laundry and linen services. Laundry and linen services represents approximately 24% or $79,148,184 of total consolidated revenues in 2002. Laundry services involves laundering and processing of the residents' personal clothing. We provide laundry service to all of our housekeeping clients. Linen services involves providing laundering and processing of the sheets, pillow cases, blankets, towels, uniforms and assorted linen items used by the facilities. At some of the facilities that utilize our linen service, we have installed our own equipment. Such installation generally requires an initial capital outlay by us ranging from $50,000 to $250,000 depending on the size of the facility, installation and construction costs, and the amount of equipment required. We could incur relocation or other costs in the event of the cancellation of a linen service agreement where there was an investment by us in a corresponding laundry installation. The hiring, training and supervision of laundry and linen services' hourly employees are similar to, and performed by the same management personnel who perform housekeeping services.

         From January 1, 2000 through December 31, 2002, our services were cancelled by 72 facilities with respect to which we had previously invested in a laundry installation. Laundry installations relating to facilities where such service agreements were cancelled in 2002 and 2001 resulted in our receiving approximately $8,000 and $11,000, respectively, less than the net amount at which these assets were recorded on our balance sheet. In the year ended December 31, 2000, laundry installations, relating to clients whose service agreements with us were terminated, were sold to our clients for an amount in excess of the net amount recorded on our balance sheet. In some instances we own linen supplies, and we maintain a sufficient inventory of these items in order to ensure their availability. We provide linen supplies to approximately twenty per cent of the facilities for which we provide housekeeping services.

         Food services. In 1997, we began providing food services which represents approximately 15.5% or $50,959,106 of total consolidated revenues in 2002. Food services consist of the development of a menu that meets the residents' dietary needs, purchasing and preparing the food to assure that residents receive an appetizing meal, and participation in monitoring the residents' on-going nutrition status. On-site management is responsible for all daily food service activities, with regular support being provided by a district manager specializing in food service, as well as a registered dietitian. We also provide consulting services to facilities to assist them in updating and cost containment with respect to food service operations.

         Maintenance and other services. Maintenance services consist of repair and maintenance of laundry equipment, plumbing and electrical systems, as well as carpentry and painting. This service sector's total revenues represent less than 1% of total consolidated revenues. We also provide consulting services to facilities to assist them in updating their housekeeping, laundry and linen operations.

         Laundry installation sales. We (as distributor of laundry equipment) sell laundry installations to our clients which generally represent the construction and installation of a turn-key operation. We generally offer payment terms, ranging from 36 to 60 months. There were no service agreement cancellations in 2002, 2001 or 2000 by clients who purchased laundry installations from us. During the years 2000 through 2002, laundry installation sales were not material to our operating results as we prefer to own such laundry installations in connection with performance of our service agreements.

                        Operational-Management Structure

         By applying our professional management techniques, we are generally able to contain or control certain housekeeping, laundry, linen, facility maintenance and food service costs on a continuing basis. We manage and provide our services through a network of management personnel, as illustrated below.

     ---------------------------------------------------------------------
                                  President
     ---------------------------------------------------------------------

       --------------------------------------------------------------
                        Vice President - Operations
       ---------------------------------------------------------------

          ---------------------------------------------------------
                         Divisional Vice President
                               (4 Divisions)
          ---------------------------------------------------------

            -----------------------------------------------------
                      Regional Vice President/Manager
                                (29 Regions)
            -----------------------------------------------------

               ------------------------------------------------
                              District Manager
                               (153 Districts)
               ------------------------------------------------

                ---------------------------------------------
                              Training Manager
                ---------------------------------------------

                 -----------------------------------------
                           Facility Manager and
                        Assistant Facility Manager
                 -----------------------------------------


         Each facility is managed by an on-site Facility Manager, an Assistant Facility Manager, and if necessary, additional supervisory personnel. Districts, typically consisting of from eight to twelve facilities, are supported by a District Manager and a Training Manager. District Managers bear overall responsibility for the facilities within their districts. They are generally based within close proximity to each facility. These managers provide active support to clients in addition to the support provided by our on-site management. Training Managers are responsible for the recruitment, training and development of Facility Managers. At December 31, 2002, we maintained 29 regions within four divisions. A division consists of a number of regions within a specific geographical area. Divisional Vice Presidents manage each division. Each region is headed by a Regional Vice President/Manager. Some regions have a Regional Sales Director who assumes primary responsibility for marketing our services. Regional Vice President/Managers report to Divisional Vice Presidents who in turn report to the President or Vice President of Operations. We believe that our divisional, regional and district organizational structure facilitates our ability to obtain new clients, and our ability to sell additional services to existing clients.

                                     Market

         The market for our services consists of a large number of facilities involved in various aspects of the health care industry including, nursing homes, retirement complexes, rehabilitation centers and hospitals. Such facilities may be specialized or general, privately owned or public, profit or not-for-profit, and may serve patients on a long-term or short-term basis. The market for our services is expected to continue to grow as the elderly increase as a percentage of the United States population and as government reimbursement policies require increased cost control or containment by constituents of our targeted market.

         In 2002, the long-term care market consisted of approximately 23,000 facilities, according to estimates of the Department of Health and Human Services. The facilities primarily range in size from small private facilities with 65 beds to facilities with over 500 beds. We market our services primarily to facilities with 100 or more beds. We believe that approximately eight percent of long-term care facilities use outside providers of housekeeping and laundry services.

                               Marketing and Sales

         Our services are marketed at four levels of our organization: at the corporate level by the Chief Executive Officer, President and the Vice President of Operations; at the divisional level by Divisional Vice Presidents; at the regional level by the Regional Vice Presidents/Managers and Regional Sales Directors; and at the district level by District Managers. We provide incentive compensation to our operational personnel based on achieving budgeted earnings and to our Regional Sales Directors based on achieving budgeted earnings and new business revenues.

         Our services are marketed primarily through referrals and in-person solicitation of target facilities. We also utilize direct mail campaigns and participate in industry trade shows, health care trade associations and healthcare support services seminars that are offered in conjunction with state or local health authorities in many of the states in which we conduct our business. Our programs have been approved for continuing education credits by state nursing home licensing boards in certain states, and are typically attended by facility owners, administrators and supervisory personnel, thus presenting a marketing opportunity for us. Indications of interest in our services arising from initial marketing efforts are followed up with a presentation regarding our services and survey of the service requirements of the facility. Thereafter, a formal proposal, including operational recommendations and recommendations for proposed savings, is submitted to the prospective client. Once the prospective client accepts the proposal and signs the service agreement, we can set up our operations on-site within days.

                        Government Regulation of Clients

         Our clients are subject to government regulation. Congress has enacted three major laws during the past six years that have significantly altered government payment procedures and amounts for nursing home services. The Balance Budget Act of 1997 ("BBA"), the Medicare Balanced Budget Refinement Act of 1999 ("BBRA") and the Benefits Improvement and Protection Act of 2000 ("BIPA"). The following provides a brief summary of these laws.

         Under BBA, participating nursing facilities are reimbursed under a prospective payment system referred to as PPS. Under PPS, nursing homes are paid a predetermined amount per patient, per day based on the anticipated costs of treating patients. The per diem rate is determined by classifying each patient into one of forty-four resource recovery groups ("RUG"). PPS has had, and continues to have an adverse impact on the revenues of many nursing homes.

         In November 1999, Congress passed BBRA. This enactment provided relief for certain reductions in Medicare reimbursement caused by PPS. For covered skilled nursing home services, the federal per diem rate was increased by 20% for 15 RUG payment categories. These payment add-ons will continue until the Centers for Medicare and Medicaid ("CMS") completes certain mandatory recalculations of current RUG weightings. In April 2002, CMS announced that the case mix refinements would be postponed for a full year. For years 2001 and 2002, BBRA mandated that federal per diem rates for all RUG categories be increased an additional 4%.

         In December 2000, BIPA increased the nursing component of the Federal PPS rates by 16.7% for a period from April 1, 2001 through September 30, 2002. The legislation also changed the 20% add-on to 3 of the 14 rehabilitation RUG categories to a 6.7% add-on to all 14 rehabilitation RUG categories beginning April 1, 2001.

         On September 30, 2002, the BBRA add-on of 4% and the BIPA add-on of 16.7% expired. The expiring add-ons are referred to as the "Medicare Cliff".

         CMS announced on July 31, 2002 that effective October 1, 2002 a 2.6% increase in the annual market basket adjustment. CMS estimates that even with this upward market basket adjustment, Medicare rates will be 8.8% lower than the current year because of the reduced payment caused by the expiring statutory add-ons. The Medicare Cliff as well as other trends in the long term care industry have and could continue to adversely affect the liquidity of the Company's clients resulting in their inability to make payments on agreed upon payment terms.

         The BBA included provisions affecting Medicaid and repealed the "Boren Amendment" federal payment standard for Medicaid payments to nursing facilities. With the repeal of the federal payment standards, there can be no assurance that budget constraints or other factors will not cause states to reduce Medicaid reimbursements to nursing homes or that payments to nursing homes will be made on a timely basis. BIPA enacted a phase out of certain governmental transfers that may reduce federal support for a number of state Medicaid plans. The reduced federal payments may impact aggregate available funds requiring states to further contain payments to providers.

         Although PPS directly affects how clients are paid for certain services, we do not participate in any government reimbursement programs. Accordingly, all of our contractual relationships with our clients continue to determine the clients' payment obligations to us. However, clients' revenues are generally highly contingent on Medicare and Medicaid reimbursement funding rates. Therefore, many clients have been and continue to be adversely affected by PPS, and other trends in the long-term care industry which have resulted in certain of our clients filing for bankruptcy protection. Others may follow (see " Liquidity and Capital Resources").

         The prospects for legislative relief is uncertain. We are unable to estimate the ultimate impact of any changes in reimbursement programs effecting our clients' future results of operations and/or its impact on our cash flows and operations.

                          Service Agreements/Collection

         We primarily provide our services pursuant to a full service agreement with our clients. In a full service agreement, we assume both management and payroll responsibility for the hourly housekeeping, laundry, linen, facility maintenance and food service employees. For a limited number of clients, we provide services on the basis of a management only agreement. In such agreements, our services are comprised of providing on-site management personnel, while the hourly and staff personnel remain employees of the respective client.

         We typically adopt and follow the client's employee wage structure, including its policy of wage rate increases, and pass through to the client any labor cost increases associated with wage rate adjustments. Under a management agreement, we provide management and supervisory services while the client facility retains payroll responsibility for its hourly employees. Substantially all of our agreements are full service agreements. These agreements typically provide for a one year term, cancelable by either party upon 30 or 90 days' notice after the initial 90-day period. As of December 31, 2002, we provided services to approximately 1,300 client facilities.

         Although the service agreements are cancelable on short notice, we have historically had a favorable client retention rate and expect to be able to continue to maintain satisfactory relationships with our clients. The risk associated with short-term agreements have not materially affected either our linen services, which generally require a capital investment, or laundry installation sales, which require us to finance the sales price. Such risks are often mitigated by certain provisions set forth in the agreements which are entered into by us.

         We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those in bankruptcy, those who have terminated service agreements and slow payers experiencing financial difficulties. To provide for these collection problems and the general risk associated with the granting of credit terms, we recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $6,050,000, $5,445,000 and $3,250,000 in the years ended December 31, 2002, 2001 and 2000, respectively (see Schedule II- Valuation and Qualifying Accounts, for year-end balances). These provisions represent 1.8%, 1.9% and 1.3% as a percentage of revenue for the years ended December 31, 2002, 2001 and 2000, respectively. In making its credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, management considers the general collection risks associated with trends in the long-term care industry. We also establish credit limits and perform ongoing credit evaluation and account monitoring procedures to minimize the risk of loss. Notwithstanding our efforts to minimize our credit risk exposure, our clients could be adversely affected if future industry trends, as discussed in "Government Regulation of Clients" and "Risk Factors", change in such a manner as to negatively impact their cash flows. If our clients experience such significant impact in their cash flows, it could have a material adverse effect on our results of operations and financial condition. At December 31, 2002, we had receivables of approximately $4,000,000 ($1,500,000 net of reserves) from a client group currently Debtors in Chapter 11 bankruptcy proceedings. We expect the client group will file bankruptcy plans during 2003. In the event that the amount collected is materially less than $1,500,000, our results of operations and financial condition could be adversely affected.

                                   Competition

         We compete primarily with the in-house support service departments of our potential clients. Most healthcare facilities perform their own support service functions without relying upon outside management firms. In addition, a number of local firms compete with us in the regional markets in which we conduct business. Several national service firms are larger and have greater financial and marketing resources than us, although historically, such firms have concentrated their marketing efforts on hospitals rather than the long-term care facilities typically serviced by us. Although the competition to provide service to health care facilities is strong, we believe that we compete effectively for new agreements, as well as renewals of the existing agreements based upon the quality and dependability of our services and the cost savings we believe we can effect for the client.

                                    Employees

         At December 31, 2002, we employed approximately 2,770 management, office support and supervisory personnel. Of these employees, 285 held executive, regional/district management and office support positions, and 2,485 of these salaried employees were on-site management personnel. On such date, we employed approximately 15,831 hourly employees. Many of our hourly employees were previously support employees of our clients. We manage, for a limited number of our client facilities, the hourly employees who remain employed by certain of our clients.

         Approximately 17% of our hourly employees are unionized. These employees are subject to collective bargaining agreements that are negotiated by individual facilities and are assented to by us, so as to bind us as an "employer" under the agreements. We maybe adversely affected by relations between our client facilities and the employee unions. We are a party to a negotiated collective bargaining agreement with a limited number of employees at a few facilities serviced by us. We believe our employee relations are satisfactory.

                                 Website Access

         Our website address is "hcsgcorp.com." Our filings with the Securities and Exchange Commission (SEC) are available at no cost on our website as soon as reasonably practicable after the filing of such reports with the SEC.

(d)      Risk Factors

         Certain matters discussed in this report may include forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such risks and uncertainties include, but are not limited to, risks arising from providing our services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; one client accounting for 17% of revenue in 2002; our claims experience related to workers' compensation and general liability insurance; the effects of changes in regulations governing the industry and risk factors described in Part I hereof under "Government Regulation of Clients", "Service Agreements/Collection" and "Competition". Many of our clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which have been and continue to be adversely affected by the change in Medicare payments under the 1997 enactment of Prospective Payment System ("PPS"). That change, and the lack of substantive reimbursement funding rate reform legislation, as well as other trends in the long-term care industry have resulted in certain of our clients filing for bankruptcy protection. Others may follow. Any decisions by the government to discontinue or adversely modify legislation related to reimbursement funding rates will have a material adverse affect on our clients. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future. Additionally, our operating results would also be adversely affected if unexpected increases in the costs of labor, materials, supplies and equipment used in performing our services could not be passed on to clients.

         At December 31, 2002, we had receivables of approximately $4,000,000 ($1,500,000, net of reserves) from a client group currently Debtors in Chapter 11 bankruptcy proceedings. We expect the client group will file bankruptcy plans sometime during 2003. If the amount collected is materially less than $1,500,000, our results of operations and financial condition could be adversely affected.

         In addition, we believe that in order to improve our financial performance we must continue to obtain service agreements with new clients and provide additional services to existing clients, achieve modest price increases on current service agreements with existing clients and maintain internal cost reduction strategies at our various operational levels. Furthermore, we believe that our ability to sustain the internal development of managerial personnel is an important factor impacting future operating results and successfully executing projected growth strategies.

(e) Financial Information About Foreign and Domestic Operations and Export Sales. Not Applicable.

Item 2.  Properties

         We lease our corporate offices, located at 3220 Tillman Drive, Suite 300, Bensalem, Pennsylvania 19020, which consists of 16,195 square feet. The term of the lease expires on September 30, 2005. We also lease office space at other locations in Pennsylvania, Connecticut, Florida, Illinois, California, Colorado, Georgia, Alabama and Texas. The office sizes range from approximately 1,000 to 2,500 square feet. These locations serve as divisional or regional offices. None of these leases is for more than a five-year term. In addition, we lease warehouse space in Pennsylvania. The warehouse in Pennsylvania consists of approximately 19,000 square feet. The Pennsylvania warehouse lease expires on March 31, 2008. We are also provided with office and storage space at each of our client facilities. Management does not foresee any difficulties with regard to the continued utilization of such premises. Management believes that such leases are sufficient for the conduct of our current operations.

         We presently own laundry equipment, office furniture and equipment, housekeeping equipment and vehicles. Management believes that all of such equipment is sufficient for the conduct of our current operations.

Item  3. Legal Proceedings.

         As of December 31, 2002, there were no material pending legal proceedings to which we were a party, or as to which any of our property was subject, other than routine litigation or claims and/or proceedings believed to be adequately covered by insurance.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Security Holder
         Matters

(a)      Market Information

         The Company's common stock, $.01 par value (the "Common Stock") is traded on the NASDAQ National Market System. On December 31, 2002, there were 11,167,455 shares of Common Stock outstanding.

         The high and low bids for the Common Stock during the two years ended December 31, 2002 ranged as follows:


                                             2002 High         2002 Low
                                             ---------         --------
1st Qtr.                                     $ 10.708          $ 9.540
2nd Qtr                                        15.450           11.650
3rd Qtr.                                       15.750           11.750
4th Qtr.                                       13.910           10.751

                                             2001 High         2001 Low
                                             ---------         --------
1st Qtr.                                      $ 7.375           $5.375
2nd Qtr.                                        7.980            6.060
3rd Qtr.                                        9.160            7.080
4th Qtr.                                       10.300            7.520


(b)      Holders

         As of March 7, 2003, there were approximately 448 holders of record of the common stock, including stock held in nominee name by brokers or other nominees. It is estimated that there are approximately 2,200 beneficial holders.

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

         The information called for herein is incorporated by reference to the Company's Annual Report to Shareholders for the year ended December 31, 2002, copies of which accompany this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         Not Applicable

Selected Financial Data

The selected financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, the Financial Statements and Notes thereto.

                                                 (In thousands except for per share data and employees) Years Ended December 31:
                                                 -------------------------------------------------------------------------------
                                                    2002           2001             2000               1999             1998
                                                    ----           ----             ----               ----             ----
Revenues                                         $328,500         $284,190          $254,668         $232,432          $204,869
                                                 --------         --------          --------         --------          --------
Net income                                       $  8,631         $  7,035          $  5,588         $  5,536          $  8,869
                                                 --------         --------          --------         --------          --------
Basic earnings per common share                  $    .77         $    .64          $    .51         $    .50          $    .79
                                                 --------         --------          --------         --------          --------
Diluted earnings per common share                $    .74         $    .64          $    .51         $    .49          $    .77
                                                 --------         --------          --------         --------          --------
Weighted average number of common
   shares outstanding for basic EPS                11,263           10,928            10,964           11,053            11,188
                                                 --------         --------          --------         --------          --------
Weighted average number of common
   shares outstanding for diluted EPS              11,689           11,078            10,983           11,286            11,512
                                                 --------         --------          --------         --------          --------
As of December 31:

Working Capital                                  $ 94,222         $ 83,108          $ 74,176         $ 69,785          $ 62,009
                                                 --------         --------          --------         --------          --------
Total Assets                                     $134,296         $120,790          $108,343         $ 98,030          $ 93,109
                                                 --------         --------          --------         --------          --------
Stockholders' Equity                             $107,881         $ 98,943          $ 90,805         $ 85,961          $ 80,192
                                                 --------         --------          --------         --------          --------
Book Value Per Share                             $   9.66         $   8.93          $   8.30         $   7.77          $   7.27
                                                 --------         --------          --------         --------          --------
Employees                                          18,600           17,514            16,276           15,741            14,046
                                                 --------         --------          --------         --------          --------

The following discussion and analysis
should be read in conjunction with
the financial statements and notes thereto.

Management's Discussion and Analysis of
Financial Condition And Results of Operations

Results of Operations

From 1997 through 2002, the Company's revenues grew at a compound annual rate of 12.6%. This growth was achieved through obtaining new clients and providing additional services to existing clients. Although there can be no assurance thereof, the Company anticipates future revenue growth due to the strength of its presence in the long-term health care market. It is likely though, that its compound growth rates will decrease as growth is measured against the Company's increasing revenue base.

The following table sets forth for the years indicated the percentage which certain items bear to revenues:

                                                               Relation to Total Revenues
                                                                 Years Ended December 31,
                                                             ---------------------------------
                                                               2002        2001         2000
                                                               ----        ----         ----
Revenues                                                      100.0%      100.0%       100.0%
Operating costs and expenses:
   Costs of services provided                                  88.2        88.6         89.1
   Selling, general and administrative                          7.7         7.7          7.7
Interest income                                                  .2          .4           .4
                                                              -----       -----        -----
Income before income taxes                                      4.3         4.1          3.6
Income taxes                                                    1.7         1.6          1.4
                                                              -----       -----        -----
Net income                                                      2.6%        2.5%         2.2%
                                                              =====       =====        =====

2002 Compared with 2001

Revenues increased 15.6% to $328,499,982 in 2002 from $284,189,510 in 2001. The growth in revenues is primarily a result of a net increase in service agreements entered into with new clients, as well as providing additional services to existing clients. Additionally, approximately 75% of the revenue growth in 2002 resulted from the Company's housekeeping, laundry and linen, and other services' segment with the remaining revenue growth being generated from the Company's food service segment. The Company believes that in 2003 both housekeeping, laundry, linen and other services, and food services revenues, as a percentage of total revenues, will remain approximately the same as their respective 2002 percentages.

   The company has one client, a nursing home chain, which in 2002 and 2001 accounted for approximately 17% and 14%, respectively of consolidated revenues. With respect to such client, the Company derived revenues from both operating segments. While the Company expects its relationship with this client to continue, the loss of such client would adversely affect the operations of the Company.

   Costs of services provided as a percentage of revenues in 2002 decreased to 88.2% from 88.6% in 2001. The primary factors affecting specific variations in the 2002 cost of services provided as a percentage of revenues and their effect on the .4% decrease are as follows: a decrease of .8% in labor costs, which is primarily a result of efficiencies achieved in managing the housekeeping, laundry, linen and other services segment's labor . Offsetting this decrease was an increase of .5% in worker's compensation insurance resulting primarily from the increased payments to claimants covered under the plan.

   Selling, general and administrative expenses as a percentage of revenue were unchanged at 7.7% in 2002 as compared to 2001. This is primarily attributable to the Company's ability to control these expenses and comparing them to a greater revenue base in the current year.

   Interest income decreased approximately 38% to $771,470 in 2002 compared to $1,247,463 in 2001. The decrease is attributable to 2002 interest rates on funds invested being significantly lower as compared to returns in 2001, although the Company did have higher cash balances throughout 2002.

   The Company's 2002 effective tax rate increased slightly to 39.5% from 39% in 2001. The increase is primarily attributable to graduated income tax rates being applied against increased levels of taxable income. The Company's 39.5% effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes.

   As a result of the matters discussed above, 2002 net income increased slightly to 2.6% as a percentage of revenue compared to 2.5% in 2001.

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

   The Company has one client, a nursing home chain, which in 2001 and 2000 accounted for approximately 14% and 9%, respectively of consolidated revenues. With respect to such client, the Company derived revenues from both operating segments.

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

   Interest income increased 26% to $1,247,463 in 2001 compared to $988,900 in 2000. The 2001 increase is related to higher cash balances.

   The Company's effective tax rate remained unchanged at 39% comparing 2001 to 2000. The Company's 39% effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes.

   As a result of the matters discussed above, 2001 net income increased to 2.5% as a percentage of revenue compared to 2.2% in 2000.

Critical Accounting Policies

The policies discussed below are considered by the Company's management to be critical to an understanding of the Company's financial statements because their application places the most significant demands on management's judgment. Therefore, it should be noted that financial reporting results rely on estimating the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

   The two policies discussed are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting another available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which are included in this Annual Report which contain accounting policies and other disclosures required by generally accepted accounting principles.

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

   Notwithstanding the Company's efforts to minimize its credit risk exposure, the Company's clients could be adversely affected if future industry trends, as more fully discussed under liquidity and capital resources below, and as further described in the Company's Form 10-K filed with Securities and Exchange Commission for the year ended December 31, 2002 in Part I thereof under "Government Regulation of Clients" and "Service Agreements/Collections", change in such a manner as to negatively impact their cash flows. If the Company's clients experience such significant impact in their cash flows, it could have a material adverse affect on the Company's results of operations and financial condition.

   At December 31, 2002, the Company has receivables of approximately $4,000,000 ($1,500,000, net of reserves) from a client group currently Debtors in a Chapter 11 bankruptcy proceeding. The Company expects the client group will file bankruptcy plans sometime during 2003. If the amount collected is materially less than $1,500,000, it could adversely affect the Company's results of operations and financial condition.

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

   For general liability, the Company records a reserve for the estimated ultimate amounts to be paid for known claims.

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

Liquidity and Capital Resources

At December 31, 2002 the Company had working capital and cash of $94,222,401 and $48,320,098 respectively, which represent increases of 13% and 41%, respectively in working capital and cash as compared to December 31, 2001 working capital and cash of $83,107,545 and $34,259,334. Management views the Company's cash and cash equivalents of $48,320,098 at December 31, 2002 as its principal measure of liquidity. During 2002 the Company expended $2,130,276 for open market purchases of 182,550 shares of its common stock. The Company remains authorized to purchase 603,900 shares pursuant to previous Board of Directors' actions. In addition, the Company received proceeds of $1,787,068 from the exercise of stock options by employees and directors. The Company's current ratio at December 31, 2002 remained essentially unchanged at 5.6 to 1 compared to 5.7 to 1 at December 31, 2001.

   The net cash provided by the Company's operating activities was $16,113,446 for the year ended December 31, 2002. The principal source of cash flows from operating activities for 2002 was net income, charges to operations for bad debt provisions, and depreciation and amortization. Additionally, operating activities' cash flows were increased by the timing of payments under the Company's various insurance plans of $2,309,672. The operating activity that used the largest amount of cash was a $2,369,311 net increase in accounts and notes receivable and long term notes receivable, as well an increase of $764,047 in prepaid expenses and other assets. The increase in accounts and notes receivable and long term notes receivable resulted primarily from the 15.6% growth in the Company's revenues. The Company believes this trend will continue as its revenues grow. The increase in prepaid expenses and other assets resulted primarily from the company's funding of its Deferred Compensation Plan.

   The Company's principal use of cash in investing activities for the year ended December 31, 2002 was the purchase of housekeeping equipment, computer software and equipment and laundry equipment installations.

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

   Since the passage of the BBA, Congress has passed additional legislation, principally the Balanced Budget Refinement Act of 1999 ("BBRA") and the Benefit Improvement and Protection Act of 2000 ("BIPA"). These laws were intended primarily to mitigate, temporarily, the reduction in reimbursement for skilled nursing facilities under the PPS. In total, four add-on payments were established by the laws to offset the impact of PPS. On April 23, 2002, the Center for Medicare and Medicaid Services ("CMS") announced that it would delay implementation of any refinements to the scope of two of the add-on payments enacted pursuant to BBRA and BIPA, thereby extending the related add-ons to at least September 30, 2003. The other two add-on payment provisions expired on September 30, 2002. The Senate introduced legislation during October 2002 which included a partial reinstatement of the add-on payment provision limited to the nursing component of the Medicare rate. This legislative proposal would provide for certain annual increases beginning in 2003 through 2005. There can be no assurance as to whether this proposal will be adopted. Any decisions by the government to discontinue or adversely modify any legislation relating to reimbursement funding rates will have a material adverse effect on the Company's clients' revenues. These factors, in addition to delays in payments from clients have resulted in and could continue to result in significant additional bad debts in the near future. The clients are comprised of many companies with a wide geographical dispersion within the United States.

   The BBA included provisions affecting Medicaid and repealed the "Boren Amendment" federal payment standard for Medicaid payments to nursing facilities. With the repeal of the federal payment standards, there can be no assurance that budget constraints or other factors will not cause states to reduce Medicaid reimbursements to nursing homes or that such payments to nursing homes will be made on a timely basis. BIPA enacted a phase out of certain governmental transfers that may reduce federal support for a number of state Medicaid plans. The reduced federal payments may impact aggregate available funds requiring states to further contain payments to providers.

   These factors, in addition to delays in payments from clients have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, the Company converts the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance the Company's ability to collect the amounts due. At December 31, 2002 and 2001, the Company had approximately, net of reserves, $14,385,000 and $14,159,000, respectively, of such notes outstanding. In some instances the Company obtains a security interest in certain of the debtors' assets. Additionally, the Company considers restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. The Company believes that such restructuring provides it with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

   The Company has had varying collection experience with respect to its accounts and notes receivable. When contractual terms are not met, the Company generally encounters difficulty in collecting amounts due from certain of its clients. Therefore, the Company has sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those in bankruptcy, those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $6,050,000, $5,445,000 and $3,250,000 in the years ended December 31, 2002, 2001 and 2000, respectively. These provisions represent approximately 1.8%, 1.9% and 1.3% as a percentage of revenue for the years ended December 31, 2002, 2001 and 2000, respectively. In making its credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, management considers the general collection risks associated with trends in the long-term care industry. The Company also establishes credit limits, as well as performing ongoing credit evaluation and account monitoring procedures to minimize the risk of loss. Notwithstanding the Company's efforts to minimize its credit risk exposure, the Company's clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If the Company's clients experience such significant impact in their cash flows, it could have a material adverse affect on the Company's results of operations and financial condition.

   At December 31, 2002, the Company has receivables of approximately $4,000,000 ($1,500,000 net of reserves) from a client group currently Debtors in Chapter 11 bankruptcy proceedings. The Company expects the client group will file bankruptcy plans sometime during 2003. If the amount collected is materially less than the $1,500,000, it could adversely affect the Company's results of operations and financial condition.

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

   For general liability, the Company records a reserve for the estimated ultimate amounts to be paid for known claims.

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

   The Company has a $18,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow. This facility expires on September 30, 2003. The Company believes the line will be renewed at that time. Amounts drawn under the line are payable on demand. At December 31, 2002, there were no borrowings under the line. However, at such date, the Company had outstanding $14,500,000 of irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance program.

As a result of the letters of credit issued, the amount available under the line was reduced by $14,500,000 at December 31, 2002. In addition, the Company has lease commitments totaling $2,166,551 through 2008.

   Below is a table, which presents our contractual obligations and commitments at December 31, 2002:

                                                                                 Payments Due by Period
                                                     --------------------------------------------------------------------------
                                                                         Less Than          1-3            4-5           After
Contractual Obligations                                   Total           One Year         Years          Years         5 Years
                                                     ------------       -----------      ----------      --------       -------
Operating Leases                                      $ 2,166,551       $   863,183      $1,159,211      $144,157           -
Irrevocable Standby Letters of Credit                  14,500,000        14,500,000               -             -           -
                                                      -----------       -----------      ----------      --------        -------
Total Contractual Cash Obligation                     $16,666,551       $15,363,183      $1,159,211      $144,157           -
                                                      ===========       ===========      ==========      ========        =======

   The level of capital expenditures by the Company is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment and laundry and linen equipment installations. Although the Company has no specific material commitments for capital expenditures through the end of calendar year 2003 it estimates that it will incur capital expenditures of approximately $2,500,000 during this period in connection with housekeeping equipment and laundry and linen equipment installations in its clients' facilities, as well as expenditures relating to internal data processing hardware and software requirements. The Company believes that its cash from operations, existing balances and credit line will be adequate for the foreseeable future to satisfy the needs of its operations and to fund its continued growth. However, should cash flows from current operations not be sufficient, the Company would utilize its existing working capital, and if necessary seek to obtain necessary working capital from such sources as long-term debt or equity financing.

   Cautionary Statements Regarding Forward Looking Statements

Certain matters discussed include forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such risks and uncertainties include, but are not limited to, risks arising from the Company providing its services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; one client accounting for 17% of revenue in 2002; the Company's claims experience related to workers' compensation and general liability insurance; the effects of changes in laws and regulations governing the industry and risk factors described in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002 in Part I thereof under "Government Regulations of Clients", "Competition" and "Service Agreements/Collections". Many of the Company's clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which have been and continue to be adversely affected by the change in Medicare payments under the 1997 enactment of the Prospective Payment System ("PPS"). That change, and the lack of substantive reimbursement funding rate reform legislation, as well as other trends in the long-term care industry have resulted in certain of the Company's clients filing for bankruptcy protection. Others may follow. Any decisions by the government to discontinue or adversely modify legislation related to reimbursement funding rates will have a material adverse affect on the Company's clients. These factors, in addition to delays in payments from clients have resulted in and could continue to result in significant additional bad debts in the near future. Additionally, the Company's operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing its services could not be passed on to its clients.

   At December 31, 2002, we had receivables of approximately $4,000,000 ($1,500,000, net of reserves) from a client group currently Debtors in Chapter 11 bankruptcy proceedings. We expect the client group will file bankruptcy plans sometime during 2003. If the amount collected is materially less than $1,500,000, our results of operations and financial condition could be adversely affected.

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

Effects of Inflation

The Company believes that it will be able to recover increases in costs attributable to inflation by passing through such cost increases to its clients.

Consolidated Balance Sheets

                                                                       December 31,
                                                              -----------------------------
                                                                   2002            2001
                                                              ------------     ------------
Assets
Current Assets:
   Cash and cash equivalents ..............................    $ 48,320,098    $ 34,259,334
   Accounts and notes receivable, less allowance for
    doubtful accounts of $7,323,000 in 2002
    and $6,936,000 in 2001 ................................      51,750,225      54,076,007
   Prepaid income taxes ...................................         883,282           8,188
   Inventories and supplies ...............................       8,625,727       7,944,199
   Deferred income taxes ..................................       3,021,724       2,162,845
   Prepaid expenses and other .............................       2,176,913       2,156,871
                                                               ------------    ------------
      Total current assets ................................     114,777,969     100,607,444
Property and Equipment:
   Laundry and linen equipment installations ..............       6,855,886       6,872,513
   Housekeeping and office equipment ......................      11,641,590      10,570,888
   Autos and trucks .......................................          85,489          57,321
                                                               ------------    ------------
                                                                 18,582,965      17,500,722
   Less accumulated depreciation ..........................      14,144,869      12,738,533
                                                               ------------    ------------
                                                                  4,438,096       4,762,189
COSTS IN EXCESS OF FAIR VALUE OF
   NET ASSETS ACQUIRED
   less accumulated amortization of $1,743,155 in
   2002 and 2001 ..........................................       1,612,322       1,612,322
DEFERRED INCOME TAXES .....................................       1,955,365       1,523,144
OTHER NONCURRENT ASSETS ...................................      11,512,558      12,285,398
                                                               ------------    ------------
                                                               $134,296,310    $120,790,497
                                                               ============    -===========

Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable .......................................     $ 7,201,543     $ 6,439,609
   Accrued payroll, accrued and withheld payroll taxes ....      11,162,342       9,705,000
   Other accrued expenses .................................         238,485         199,635
   Accrued insurance claims ...............................       1,953,198       1,155,655
                                                               ------------    ------------
      Total current liabilities ...........................      20,555,568      17,499,899
ACCRUED INSURANCE CLAIMS ..................................       5,859,593       4,347,464
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value: 30,000,000 shares
    authorized, 11,612,505 shares issued in
    2002 and 11,337,719 in 2001 ...........................         116,125         113,377
   Additional paid in capital .............................      29,675,341      27,240,496
   Retained earnings ......................................      81,806,772      73,176,074
   Common stock in treasury, at cost, 445,050 shares
    in 2002 and 262,500 in 2001 ...........................      (3,717,089)     (1,586,813)
                                                               ------------    ------------
   Total stockholders' equity .............................     107,881,149      98,943,134
                                                               ------------    ------------
                                                               $134,296,310    $120,790,497
                                                               ============    ============

                            See accompanying notes.

Consolidated Statements of Income

                                                                     Years Ended December 31,
                                                      ------------------------------------------------
                                                           2002                2001            2000
                                                      ------------        ------------     ------------
Revenues                                              $328,499,982        $284,189,510     $254,668,213
Operating costs and expenses:
   Cost of services provided                           289,858,898         252,029,939      226,899,572
   Selling, general and administrative                  25,147,855          21,871,673       19,618,789
Other income:
   Interest income                                         771,470           1,247,463          988,900
                                                      ------------         -----------     ------------
Income before income taxes                              14,264,698          11,535,361        9,138,752
Income taxes                                             5,634,000           4,500,000        3,551,000
                                                      ------------         -----------     ------------
Net income                                            $  8,630,698         $ 7,035,361     $  5,587,752
                                                      ============         ===========     ============

Basic earnings per common share                       $        .77         $       .64     $        .51
                                                      ============         ===========     ============

Diluted earnings per common share                     $        .74         $       .64     $        .51
                                                      ============         ===========     ============

                            See accompanying notes.

Consolidated Statements of Cash Flows

                                                                  Years Ended December 31,
                                                     -----------------------------------------------
                                                          2002             2001            2000
                                                     ------------     -----------      -----------
Cash flows from operating activities:
   Net Income                                         $  8,630,698     $ 7,035,361      $ 5,587,752
   Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Depreciation and amortization                        2,033,567       2,241,473        2,210,157
    Bad debt provision                                   6,050,000       5,445,000        3,250,000
    Deferred income taxes (benefits)                    (1,291,100)     (1,480,700)         200,800
    Tax benefit of stock option  transactions              520,876         232,531              192
    Unrealized loss on SERP investments                    161,937          65,768           54,225
Changes in operating assets and liabilities:
    Accounts and notes receivable                       (3,724,217)     (6,776,655)      (7,381,614)
    Prepaid income taxes                                  (875,094)      1,120,436         (284,735)
    Inventories and supplies                              (681,528)        439,764          196,218
    Long term notes receivable                           1,354,906          25,354       (1,104,013)
    Accounts payable and other accrued expenses            800,785       1,628,594        2,120,662
    Accrued payroll, accrued and withheld payroll taxes  1,586,991       1,705,649        2,791,977
    Accrued insurance claims                             2,309,672       1,185,504          555,973
    Prepaid expenses and other assets                     (764,047)       (372,345)        (447,061)
                                                       -----------      ----------      -----------
    Net cash provided by operating
      activities                                        16,113,446      12,495,734        7,750,533
                                                       -----------      ----------      -----------
Cash flows from investing activities:
   Disposals of fixed assets                               152,109         313,209          439,848
   Additions to property and equipment                  (1,861,583)     (2,051,219)      (1,803,877)
                                                       -----------      ----------      -----------
      Net cash used in investing activities             (1,709,474)     (1,738,010)      (1,364,029)
                                                       -----------      ----------      -----------
Cash flows from financing activities:
   Purchase of treasury stock                           (2,130,276)       (824,938)        (761,875)
   Proceeds from the exercise of stock
    options                                              1,787,068       1,484,930           18,302
                                                       -----------      ----------      -----------
    Net cash provided by (used in)
     financing activities                                 (343,208)        659,992         (743,573)
                                                       -----------      ----------      -----------
   Net increase (decrease) in cash and
    cash equivalents                                    14,060,764      11,417,716        5,642,931
   Cash and cash equivalents at
    beginning of the year                               34,259,334      22,841,618       17,198,687
                                                       -----------      ----------      -----------
   Cash and cash equivalents at end of
    the year                                           $48,320,098     $34,259,334      $22,841,618
                                                       ===========     ===========      ===========
Supplementary Cash Flow Information:
Issuance of 23,926 and 38,753 shares of
   common stock in 2002 and 2001, respectively
   pursuant to Employee Stock Purchase Plan            $   129,649     $   209,993      $        --
                                                       -----------      ----------      -----------

                            See accompanying notes.

Consolidated Statements of Stockholders' Equity

                                                             Years Ended December 31, 2002, 2001 and 2000
                                           ----------------------------------------------------------------------------------
                                                                     Additional                                    Total
                                                  Common Stock        Paid-in       Retained     Treasury       Stockholders'
                                              Shares      Amount      Capital       Earnings       Stock            Equity
                                           ----------   ---------    -----------   -----------   -----------     ------------
Balance, December 31, 1999                 11,064,141    $110,641    $25,297,284   $60,552,961   $         --    $ 85,960,886
   Net income for year                                                               5,587,752                      5,587,752
   Exercise of stock options                    2,450          25         18,277                                       18,302
   Tax benefit arising from
    stock transactions                                                       192                                          192
   Purchase of common stock
    for treasury (127,500 shares)                                                                    (761,875)       (761,875)
                                          -----------  ----------    -----------   -----------    -----------    ------------
Balance, December 31, 2000                 11,066,591     110,666     25,315,753    66,140,713       (761,875)     90,805,257
   Net income                                                                        7,035,361                      7,035,361
   Exercise of stock options                  232,375       2,324      1,482,606                                    1,484,930
   Tax benefit arising from
    stock transactions                                                   232,531                                      232,531
   Issued pursuant to Employee
    Stock Purchase Plan                        38,753         387        209,606                                      209,993
   Purchase of common stock
    for treasury (135,000 shares)                                                                    (824,938)       (824,938)
                                          -----------  ----------    -----------   -----------    -----------    ------------
Balance, December 31, 2001                 11,337,719     113,377     27,240,496    73,176,074     (1,586,813)     98,943,134
   Net income for year                                                               8,630,698                      8,630,698
   Exercise of stock options                  250,860       2,509      1,784,559                                    1,787,068
   Tax benefit arising from
    stock transaction                                                    520,876                                      520,876
   Purchase of common stock
    for treasury (182,550 shares)                                                                  (2,130,276)     (2,130,276)
   Issued pursuant to Employee
    Stock Purchase Plan                        23,926         239        129,410                                      129,649
                                          -----------  ----------    -----------   -----------    -----------    ------------
Balance, December 31, 2002                 11,612,505    $116,125    $29,675,341   $81,806,772    $(3,717,089)   $107,881,149
                                          ===========  ==========    ===========   ===========    ===========    ============


                            See accompanying notes.

Notes to Consolidated Financial Statements

Note 1--Summary of Significant Accounting Policies

General

The Company provides housekeeping, laundry, linen, facility maintenance and food services exclusively to the healthcare industry primarily to nursing homes, rehabilitation centers, retirement facilities and hospitals located throughout the United States.

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

Impaired notes receivable

In the event that a promissory note receivable is impaired, it is accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114 and SFAS No. 118; that is, they are valued at the present value of expected cash flows or market value of related collateral. The Company evaluates its notes receivable for impairment quarterly and on an individual client basis. Notes receivable considered impaired are generally attributable to clients that are either in bankruptcy, have been turned over to collection attorneys or those slow payers that are experiencing severe financial difficulties.

  At December 31, 2002, the Company had notes receivable aggregating $5,800,000 that are impaired. During 2002, the Company increased its reserve against impaired notes by $1,000,000 and charged the reserve for write-offs of $1,700,000 resulting in a reserve balance at December 31, 2002 of $2,500,000. During 2002, the average outstanding balance of impaired notes receivable was $6,700,000 and no interest income was recognized.

   At December 31, 2001, the Company had notes receivable aggregating approximately $7,700,000 that are impaired. During 2001, the Company increased its reserve against impaired notes by $2,300,000 and charged the reserve for write-offs of $900,000 resulting in a reserve balance at December 31, 2001 of $3,200,000. During 2001, the average outstanding balance of impaired notes receivable was $7,800,000 and no interest income was recognized.

  At December 31, 2000, the Company had notes receivable aggregating approximately $8,000,000 that are impaired. During 2000, the Company increased its reserve against impaired notes by $3,400,000 and charged the reserve for write-offs of $4,200,000 resulting in a reserve balance at December 31, 2000 of $1,800,000. During 2000, the average outstanding balance of impaired notes receivable was $8,100,000 and no interest income was recognized.

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

Property and equipment

Property and equipment are stated at cost. Additions, renewals and improvements are capitalized, while maintenance and repair costs are expensed when incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in income. Depreciation is provided by the straight-line method over the following estimated useful lives: laundry and linen equipment installations -- 3 to 7 years; housekeeping equipment and office equipment -- 3 to 7 years; autos and trucks -- 3 years.

Revenue recognition

Revenues from service agreements are recognized as services are performed. The Company (as a distributor of laundry equipment) occasionally makes sales of laundry installations to certain clients. The sales in most cases represent the construction and installation of a turn-key operation and are for payment terms ranging from 36 to 60 months. The Company's accounting policy for these sales is to recognize the gross profit over the life of the payment terms associated with the financing of the transactions by the Company. During 2002, 2001 and 2000 laundry

installation sales were not material.

Costs in excess of fair value of net assets acquired

Through December 31, 2001, costs in excess of the fair value of net assets of businesses acquired was being amortized on a straight-line basis over periods not exceeding forty years. All of the carrying value at December 31, 2002 resulted from a 1985 acquisition. Through December 31, 2001 this asset was being amortized over a thirty-one year period. In July, 2001, the Financial Accounting Standards Board ( the "FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for the Company on January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. Therefore, in 2002, no amortization was charged to earnings. Amortization of $107,624 per year was charged to earnings for the years 2001 and 2000, respectively.

   On an ongoing basis, management reviews the valuation and amortization of costs in excess of fair value of net assets acquired. As part of this review, the Company estimates the value and future benefits of the expected cash flows generated by the related service agreements to determine that no impairment has occurred.

Income taxes

Deferred income taxes result from temporary differences between tax and financial statement recognition of revenue and expense. These temporary differences arise primarily from differing methods used for financial and tax purposes to calculate insurance expense, certain receivable reserves, supplies' expense and other provisions which are not currently deductible for tax purposes.

   Income taxes paid were approximately $7,308,000, $4,530,000 and $3,345,000 during 2002, 2001 and 2000, respectively.

Earnings per common share

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive potential common shares, such as stock options.

Other noncurrent assets

Other noncurrent assets consist of:
                                                          2002           2001
                                                      -----------   -----------
Long-term notes receivable                            $10,020,355   $11,375,262
Deferred compensation funding (Note 11)                 1,476,080       832,677
Other-net                                                  16,123        77,459
                                                      -----------   -----------
                                                      $11,512,558   $12,285,398
                                                      ===========   ===========

Long-term notes receivable primarily represent trade receivables that were converted to notes to enhance collection efforts.


Stock-Based Compensation

At December 31, 2002, the Company has stock based compensation plans, which are described more fully in Note 4. As permitted by the SFAS No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. No stock based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, or in Conjunction With Selling Goods or Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

                                                       (in thousands except per share data)

                                                              Year Ended December 31,
                                                       ------------------------------------
                                                           2002         2001          2000
                                                           ----         ----          ----
Net Income
   As reported                                             $8,631      $7,035       $5,588
Deduct:
   Total stock based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax effects      (1,790)       (890)      (1,030)
   Pro forma                                               $6,841      $6,145       $4,558
Basic Earnings Per Common Share
   As reported                                             $  .77      $  .64       $  .51
   Pro forma                                               $  .61      $  .56       $  .42
Diluted Earnings Per Common Share
   As reported                                             $  .74      $  .64       $  .51
   Pro forma                                               $  .59      $  .55       $  .41

Advertising Costs

Advertising costs are expensed when incurred. For the years ended December 31, 2002, 2001 and 2000, advertising costs were not material.

Long-Lived Assets and Impairment of Long-Lived Assets

The Company's long-lived assets include property and equipment and costs in excess of fair value of net assets acquired. Costs in excess of fair value of net assets acquired arose from the purchase of another company in 1985.

   As of January 1, 2002 the Company has adopted SFAS No. 142 "Goodwill and Other Intangible Assets", which eliminated the amortization of purchased goodwill. Upon adoption of SFAS No. 142, as well as at December 31, 2002, the Company performed an impairment test of its goodwill (amounting to $1,612,322 at both dates) and determined that no impairment of the recorded goodwill existed. Under SFAS No. 142, goodwill is tested annually and more frequently if an event occurs which indicates the goodwill may be impaired.

   The following table presents a reconciliation of net income and earnings per share amounts, as reported in the financial statements, to those amounts adjusted for goodwill and intangible asset amortization determined in accordance with SFAS No. 142.


                                                          2002              2001            2000
                                                       ----------        ----------      ----------
Reported net income                                    $8,630,698        $7,035,361      $5,587,752
Addback: goodwill amortization                                              107,624         107,624
Adjusted net income                                    $8,630,698        $7,142,985      $5,695,376
Basic earnings per common share:
   Reported net income                                 $      .77        $      .64      $      .51
   Goodwill amortization                                                        .01             .01
   Adjusted net income                                 $      .77        $      .65      $      .52
Diluted earnings per common share:
   Reported net income                                 $      .74        $      .64      $      .51
   Goodwill amortization                                                                        .01
   Adjusted net income                                 $      .74        $      .64      $      .52

         As of January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed Of". The adoption of SFAS No. 144 had no effect on the Company.

Treasury stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains or losses on the subsequent reissuance of shares are credited or charged to additional paid in capital.

Reclassification

Certain reclassifications to 2001and 2000 reported amounts have been made in the financial statements to conform to 2002 presentation.

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

Concentrations of Credit Risk

SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires the disclosure of significant concentrations of credit risk, regardless of the degree of such risk. Financial instruments, as defined by SFAS No. 105, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts and notes receivable. At December 31, 2002 and 2001, substantially all of the Company's cash and cash equivalents were invested with one financial institution. The Company's clients are concentrated in the health care industry, primarily providers of long-term care. The Balance Budget Act of 1997 ("BBA") changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998, of a Medicare Prospective Payment System ("PPS") for skilled nursing facilities which significantly changed the reimbursement procedures and the amounts of reimbursement they receive. Many of the Company's clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates. Therefore, they have been and continue to be adversely affected by changes in applicable laws and regulations, as well as other trends in the long-term care industry. This has resulted in certain of the Company's client filing for bankruptcy protection. Others may follow.

Since the passage of the BBA, Congress has passed additional legislation, principally the Balanced Budget Refinement Act of 1999 ("BBRA") and the Benefit Improvement and Protection Act of 2000 ("BIPA"). These laws were intended primarily to mitigate, temporarily, the reduction in reimbursement for skilled nursing facilities under the Medicare PPS. In total, four add-on payments were established by the laws to offset the impact of PPS. On April 23, 2002, the Center for Medicare and Medicaid Services ("CMS") announced that it would delay implementation of any refinements to the scope of the two add-on payments enacted pursuant to the BBRA and BIPA, thereby extending the related add-ons to at least September 30, 2003. The other two add-on payment provisions expired on September 30, 2002. The Senate introduced legislation during October 2002 which included a partial reinstatement of the add-on payment provision limited to the nursing component of the Medicare rate. This legislative proposal would provide for certain increases annually beginning in 2003 through 2005. There can be no assurance as to whether this proposal will be adopted. Any decisions by the government to discontinue or adversely modify legislation relating to reimbursement funding rates will have a material adverse affect on the Company's clients' revenues. These factors, in addition to delays in payments from clients have resulted in and could continue to result in significant additional bad debts in the near future. The clients are comprised of many companies with a wide geographical dispersion within the United States.

The BBA included provisions affecting Medicaid and repealed the "Boren Amendment" federal payment standard for Medicaid payments to nursing facilities. With the repeal of the federal payment standards, there can be no assurance that budget constraints or other factors will not cause states to reduce Medicaid reimbursements to nursing homes or that such payments to nursing homes will be made on a timely basis. BIPA enacted a phase out of certain governmental transfers that may reduce federal support for a number of state Medicaid plans. The reduced federal payments that impact aggregate available funds requiring states to further contain payments to providers.

Major Client

The Company has one client, a nursing home chain, which in 2002, 2001 and 2000 accounted for approximately 17%, 14% and 9%, respectively of consolidated revenues. While the Company expects to continue its relationship with this client, the loss of such client would adversely affect the operations of the Company.

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

   The Company has had varying collection experience with respect to its accounts and notes receivable. When contractual terms are not met, the Company generally encounters difficulty in collecting amounts due by certain of its clients. Therefore, the Company has sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients have included those in bankruptcy, those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $6,050,000, $5,445,000 and $3,250,000 in the years ended December 31, 2002, 2001 and 2000, respectively. In making its credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, management considers the general collection risks associated with trends in the long-term care industry. Notwithstanding the Company's efforts to minimize its credit risk exposure, the Company's clients could be adversely effected if future industry trends change in such a manner as to negatively impact their cash flows. In the event that the Company's clients experience such significant impact in their cash flows, it could have a material adverse effect on the Company's results of operations and financial condition.

   At December 31, 2002, the Company has receivables of approximately $4,000,000 ($1,500,000 net of reserves) from a client group currently Debtors in Chapter 11 bankruptcy proceedings. The Company expects the client group will file bankruptcy plans sometime during 2003. If the amount collected is materially less than the $1,500,000, it could adversely affect the Company's results of operations and financial condition.

Note 3--Lease Commitments

The Company leases office facilities, equipment and autos under operating leases expiring on various dates through 2008 and certain office leases contain renewal options. The following is a schedule, by calendar years, of future minimum lease payments under operating leases having remaining terms in excess of one year as of December 31, 2002


                                                        Operating
Year                                                      Leases
----                                                    ---------
2003 ..............................................      $863,183
2004 ..............................................       582,403
2005 ..............................................       439,593
2006 ..............................................       137,215
2007 ..............................................       116,227
thereafter ........................................        27,930
                                                       ----------
Total minimum lease payments ......................    $2,166,551
                                                       ==========

Total expense for all operating leases was $913,816, $994,284 and $832,211 for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 4--Stockholders' Equity

As of December 31, 2002, 1,332,043 shares of common stock were reserved under the incentive stock option plans, including 330,416 shares which are available for future grant. The Stock Option Committee is responsible for determining the individuals who will be granted options, the number of options each individual will receive, the option price per share, and the exercise period of each option. The incentive stock option price will not be less than the fair market value of the common stock on the date the option is granted. No option will have a term in excess of ten years and are exercisable commencing six months from the option date. As to any stockholder who owns 10% or more of the common stock, the option price per share will be no less than 110% of the fair market value of the common stock on the date the options are granted and such options shall not have a term in excess of five years.

   The weighted average fair value of incentive options granted during 2002, 2001 and 2000 was $5.31, $4.99 and $3.02, respectively.

A summary of incentive stock option activity is as follows:

                                                                           Incentive Stock Options
                                              --------------------------------------------------------------------------------
                                                         2002                         2001                        2000
                                              -----------------------       ---------------------       ----------------------
                                              Weighted                       Weighted                    Weighted
                                               Average       Number           Average    Number           Average     Number
                                                Price       of Shares          Price    of Shares          Price     of Shares
                                              --------      ---------        --------  ----------        --------   -----------
Beginning of period                             $7.42        878,533           $7.04    1,000,932           $7.47     861,662
Granted                                         12.30        266,069            8.85      245,326            5.11     214,229
Cancelled                                        6.77         (1,200)           8.04     (210,039)           6.40     (72,509)
Exercised                                        7.10       (141,775)           6.37     (157,686)           7.47      (2,450)
                                               ------      ---------          ------     --------          ------   ---------
End of period                                   $8.77      1,001,627           $7.42      878,533           $7.04   1,000,932
                                               ======      =========          ======     ========          ======   =========

 The following table summarizes information about incentive stock options outstanding at December 31, 2002:


                                                         Options Outstanding                        Options Exercisable
                                                       --------------------------------------------------------------------------
                                                                          Average        Weighted                       Weighted
                                                                         Remaining       Average                        Average
                                                         Number         Contractual     Exercise        Number          Exercise
Exercise Price Range                                  Outstanding           Life          Price       Exercisable        Price
                                                     -------------      -----------     ---------     ------------      ---------
$5.06 - 12.65                                           1,001,627           7.70          $8.77         735,558          $7.49

   The Company has granted non-qualified stock options primarily to employees and directors under either the Company's 2002 Stock Option Plan, 1995 Incentive and Non-Qualified Stock Option Plan for key employees or 1996 Non-Employee Director's Stock Option Plan. On March 28, 2002, the Board of Directors of the company adopted the 2002 Stock Option Plan. It was approved by shareholders on May 21, 2002. Amendments to the 1995 Plan, as well as the 1996 Plan were adopted on March 6, 1996 and approved by shareholders on June 4, 1996. Pursuant to the terms of the 1996 Non-Employee Director's Stock Option Plan, each eligible non-employee director receives an automatic grant based on a prescribed formula on the fixed annual grant date. The non-qualified options were granted at option prices which were not less than the fair market value of the common stock on the date the options were granted. The options are exercisable over a five to ten year period, commencing six months from the option date. The weighted average fair value of non-qualified options granted during 2002, 2001 and 2000 were $5.45, $5.39 and $3.04, respectively.

A summary of non-qualified stock option activity is as follows:

                                                                           Non-qualified Stock Options
                                            ----------------------------------------------------------------------------------
                                                      2002                          2001                         2000
                                            ----------------------       -----------------------        ----------------------
                                            Weighted                      Weighted                      Weighted
                                             Average      Number           Average       Number          Average       Number
                                              Price      of Shares          Price      of Shares          Price      of Shares
                                            --------     ---------       ----------    ---------         -------     ---------
Beginning of period                           $7.87       612,875           $7.02       499,154           $7.03       526,762
Granted                                       12.61        80,146            8.99       223,274            5.06        37,246
Cancelled                                         -             -            5.81       (34,864)           6.04       (64,854)
Exercised                                      7.15      (109,085)           6.44       (74,689)              -             -
                                              -----      --------           -----       -------           -----       -------
End of period                                 $8.66       583,936           $7.87       612,875           $7.02       499,154
                                              =====      ========           =====       =======           =====       =======


The following table summarizes information about non-qualified stock options outstanding at December 31, 2002:

                                                Options Outstanding                      Options Exercisable
                                             ---------------------------------------------------------------------------
                                                               Average          Weighted                       Weighted
                                                              Remaining          Average                       Average
                                                Number       Contractual        Exercise        Number         Exercise
                                             Outstanding        Life              Price       Exercisable        Price
Exercise Price Range                         -----------     ----------        ----------     -----------      --------
$5.06 - 12.65                                  583,936           7.75              $8.66         503,790          $8.03

As discussed in Note 1, the Company applies APB Opinion 25 in measuring stock compensation. Accordingly, no compensation cost has been recorded for options granted to employees or directors in the years ended December 31, 2002, 2001 and 2000. The fair value of each option granted has been estimated on the grant date using the Black-Scholes Option Valuation Model. The following assumptions were made in estimating fair value:

                                                                 2002                   2001                      2000
                                                              ----------        ---------------------        ---------------
Risk-Free Interest-Rate                                         4.07%          4.01%, 5.16% and 5.68%        5.37% and 5.49%
Expected Life                                                 5.5 years            5 and 10 years            5 and 10 years
Expected Volatility                                             40.0%                   37.0%                     39.0%

Note 5--Income Taxes

The provision for income taxes consists of:

                                                                        Year Ended December 31,
                                                       ---------------------------------------------------------
                                                          2002                    2001                   2000
                                                       ----------              ----------             ----------
Current:
   Federal                                             $5,106,100              $4,335,200             $2,507,800
   State                                                1,819,000               1,645,500                842,400
                                                       ----------              ----------             ----------
                                                        6,925,100               5,980,700              3,350,200
Deferred:
   Federal                                               (980,600)             (1,074,700)               155,400
   State                                                ( 310,500)               (406,000)                45,400
                                                       ----------              ----------             ----------
                                                       (1,291,100)             (1,480,700)               200,800
                                                       ----------              ----------             ----------
Tax Provision                                          $5,634,000              $4,500,000             $3,551,000
                                                       ==========              ==========             ==========

Under FAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's federal and state deferred tax assets and liabilities are as follows:


                                                           Year Ended December 31,
                                                      ------------------------------
                                                          2002              2001
                                                      -----------       -----------
Net current deferred assets:
Allowance for doubtful accounts                       $ 3,002,430       $ 2,737,985
Accrued insurance claims- current                         800,811           471,507
Expensing of housekeeping supplies                     (1,667,522)       (1,516,141)
Deferred compensation                                     869,951           453,518
Other                                                      16,054            15,976
                                                      -----------       -----------
                                                      $ 3,021,724       $ 2,162,845
                                                      ===========       ===========
Net noncurrent deferred tax assets:
Deferred profit on laundry installation sales         $     4,825       $    15,352
Non-deductible reserves                                   202,101           259,057
Depreciation of property and equipment                   (683,664)         (549,301)
Accrued insurance claims- noncurrent                    2,402,433         1,773,765
Other                                                      29,670            24,271
                                                      -----------        ----------
                                                       $1,955,365        $1,523,144
                                                      ===========        ==========

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes is as follows:

                                                               Year Ended December 31,
                                                       --------------------------------------
                                                          2002           2001         2000
                                                       ----------     ----------   ----------
Tax expense computed at
   statutory rate                                      $4,850,000     $3,922,200   $3,107,200
Increases (decreases) resulting
   from:
   State income taxes, net of
    federal tax benefit                                   995,600        818,100      586,000
   Federal jobs credits                                  (432,800)      (354,400)    (280,900)
   Tax exempt interest                                    (98,300)       (77,000)     (97,500)
   Other, net                                             319,500        191,300      236,200
                                                       ----------     ----------   ----------
                                                       $5,634,000     $4,500,200   $3,551,000
                                                       ==========     ==========   ==========

Note 6--Related Party Transactions

A director of the Company has an ownership interest in several client facilities which have entered into service agreements with the Company. During the years ended December 31, 2002, 2001 and 2000 the agreements with the client facilities which the director has an ownership interest resulted in Company revenues of approximately $3,540,000, $3,440,000 and $3,265,000, respectively. At December 31, 2002 and 2001, $464,463 and $325,327, respectively is included in accounts receivable in the accompanying consolidated balance sheets from such Director's facilities. The subject accounts' balances due the Company are all within agreed upon payment terms.

   A director of the Company, is a member of a law firm which has been retained by the Company during the years ended December 31, 2002, 2001 and 2000. Fees received from the Company by such firm during the years ended December 31, 2002, 2001 and 2000 did not exceed, in any year, 5% of such firm's or the Company's revenues.

Note 7--Segment Information

The Company manages and evaluates its operations in two reportable operating segments. The two operating segments are housekeeping, laundry, linen and other services, and food service. Although both segments serve the same client base and share many operational similarities, they are managed separately due to distinct differences in the type of service provided, as well as the specialized expertise required of the professional management personnel responsible for delivering the respective segments' services. Prior to 2001, food service was not deemed a reportable segment as its revenues did not meet the quantitative threshold of FASB SFAS No. 131, "Disclosure about Segments of an Enterprise and Other Related Information". The company considers the various services provided within the housekeeping, laundry, linen and other services' segment to be one reportable operating segment since such services are rendered pursuant to a single service agreement and the delivery of such services is managed by the same management personnel.

   Differences between the reportable segments' operating results and other disclosed data, and the Company's consolidated financial statements relate primarily to corporate level transactions, as well as transactions between reportable segments and the company's warehousing and distribution subsidiary. The subsidiary's transactions with reportable segments are immaterial and are made on a basis intended to reflect the fair market value of the goods transferred. Segment amounts disclosed are prior to any elimination entries made in consolidation.

   During 2002, the company refined its method of allocating divisional overhead to its two reportable operating segments. The revised allocation is based on a relationship using the number of facilities serviced by the respective operating segments as opposed to the previous method which utilized a gross segment revenue relationship. Such revision increased income before income taxes in the food services' operating segment's amounts reported below by $425,879, $384,482 and $129,021 for the years ended December 31, 2002, 2001 and 2000, respectively. The housekeeping, laundry, linen and other services' segment of the Company does provide services in Canada, although essentially all of its revenues and net income, 99% in both categories, are earned in one geographic area, the United States.

                                                     Housekeeping,
                                                    laundry, linen
                                                       and other             Food            Corporate and
                                                        services           services           eliminations        Total
                                                    ---------------      ------------       ---------------   ------------
Year Ended December 31, 2002
Revenues                                             $277,748,933         $51,689,228       $   (938,179)     $328,499,982
Income before income taxes                             21,772,632           1,453,703         (8,961,637)(1)    14,264,698
Depreciation and Amortization                           1,218,550              43,404            771,613         2,033,567
Total assets                                           62,584,536          13,493,205         58,218,569(2)    134,296,310

Year Ended December 31, 2001
Revenues                                             $244,634,409         $40,442,352       $   (887,251)     $284,189,510
Income before income taxes                             17,094,432           2,057,270         (7,616,341)(1)    11,535,361
Depreciation and Amortization                           1,377,655              21,258            842,560         2,241,473
Total assets                                           68,256,140           9,377,899         43,156,458(2)    120,790,497

Year Ended December 31, 2000
Revenues                                             $234,519,076         $21,813,749        $(1,664,612)     $254,668,213
Income before income taxes                             15,438,018             254,519         (6,553,785)        9,138,752
Depreciation and Amortization                           1,450,567              10,543            749,047         2,210,157
Total assets                                           69,921,785           7,046,050         31,375,030(2)    108,342,865


(1) represents primarily corporate office cost and related overhead, as well as certain operating expenses that are not allocated to the service segments.

(2) represents primarily cash and cash equivalents, deferred income taxes and other current and noncurrent assets.

The Company earned revenue in the following service business categories:

                                                                   Year Ended December 31,
                                                     -------------------------------------------------
                                                          2002             2001               2000
                                                     -------------     ------------      -------------
Housekeeping services                                $196,770,462      $170,921,662      $161,840,927
Laundry and linen services                             79,148,184        70,332,656        68,285,181
Food Services                                          50,959,106        40,075,685        21,602,962
Maintenance services and Other                          1,622,230         2,859,507         2,939,143
                                                     ------------      ------------      ------------
                                                     $328,499,982      $284,189,510      $254,668,213
                                                     ============      ============      ============

The Company has one client, a nursing home chain, which in 2002, 2001 and 2000 accounted for approximately 17%, 14% and 9%, respectively of consolidated 0revenue. In respect to such client, the Company derived revenues from both operating segments. While the Company expects to continue its relationship with this client, the loss of such client would adversely affect the operations of the Company's two operating segments.

Note 8--Earnings Per Common Share

A reconciliation of the numerators and denominators of basic and diluted earnings per common share is as follows:


                                                              Year Ended December 31, 2002
                                                       ----------------------------------------
                                                          Income         Shares      Per-share
                                                       (Numerator)   (Denominator)     Amount
                                                       -----------   -------------   ---------
Net Income                                             $8,630,698
                                                       ==========
Basic earnings per
   common share                                         8,630,698     11,263,466         $.77
Effect of dilutive
   securities:
   Options                                                               426,032         (.03)
                                                       ----------     ----------       ------
Diluted earnings per
   common share                                        $8,630,698     11,689,498         $.74
                                                       ==========     ==========       ======


                                                            Year Ended December 31, 2001
                                                      ----------------------------------------
                                                         Income        Shares       Per-share
                                                      (Numerator)  (Denominator)      Amount
                                                       ----------  -------------    ----------
Net Income                                             $7,035,361
                                                       ==========
Basic earnings per
   common share                                         7,035,361     10,928,281         $.64
Effect of dilutive
   securities:
   Options                                                               149,665
                                                       ----------     ----------       ------
Diluted earnings per
   common share                                        $7,035,361     11,077,946         $.64
                                                       ==========     ==========       ======


                                                             Year Ended December 31, 2000
                                                       ----------------------------------------
                                                          Income         Shares      Per-share
                                                       (Numerator)   (Denominator)     Amount
                                                       -----------   -------------    ---------
Net Income                                             $5,587,752
                                                       ==========
Basic earnings per
   common share                                         5,587,752     10,963,937         $.51
Effect of dilutive
   securities:
   Options                                                                19,028
                                                       ----------     ----------       ------
Diluted earnings per
   common share                                        $5,587,752     10,982,965         $.51
                                                       ==========     ==========       ======


   Options to purchase 6,243 shares, 563,708 shares and 1,176,288 shares of common stock at an average exercise price of $12.65, $7.92 and $7.57 for the years ended December 31, 2002, 2001 and 2000, respectively were outstanding during such years but not included in the computation of diluted earnings per common share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

Note 9--Other Contingencies

The Company has a $18,000,000 bank line of credit under which it may draw to meet short-term liquidity requirements or for other purposes, that expires on September 30, 2003. The Company believes the line will be renewed at that time. Amounts drawn under the line are payable upon demand. At both December 31, 2002 and 2001, there were no borrowings under the line. However, at such dates, the Company had outstanding $14,500,000 and $13,500,000, respectively of irrevocable standby letters of credit, which relates to payment obligations under the Company's insurance program. As a result of letters of credit issued, the amount available under the line was reduced by $14,500,000 and $13,500,000 at December 31, 2002 and 2001, respectively.

   The Company is also involved in miscellaneous claims and litigation arising in the ordinary course of business. The Company believes that these matters, taken individually or in the aggregate, would not have a material adverse affect on the Company's financial position or results of operations.

   The Balance Budget Act of 1997 ("BBA") changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998, of a Medicare Prospective Payment System ("PPS") for skilled nursing facilities which significantly changed the manner and the amounts of reimbursement they receive. Many of the Company's clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates. Therefore, they have been and continue to be adversely affected by changes in applicable laws and regulations, as well as other trends in the long-term care industry. This has resulted in certain of the Company's clients filing for bankruptcy protection. Others may follow. These factors in addition to delays in payments from clients have resulted in and could continue to result in significant additional bad debts in the near future.

   At December 31, 2002, the company has receivables of approximately $4,000,000 ($1,500,000 net of reserves) from a client group currently Debtors in Chapter 11 bankruptcy proceedings. The company expects the client group will file bankruptcy plans sometime during 2003. If the amount collected is materially less than $1,500,000, it could adversely affect the company's results of operations and financial condition.

   The Company indemnifies its officers and directors against all reasonable costs and expenses related to shareholder and other claims pertaining to actions taken in their capacity as officers and directors which are not covered by the Company's directors and officers insurance policy. This indemnification is ongoing and does not include a limit on the maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of December 31, 2002, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

Note 10--Accrued Insurance Claims

For years 2000 through 2002 the Company has a Paid Loss Retrospective Insurance Plan for general liability and workers' compensation insurance. Under these plans, pre-determined loss limits are arranged with an insurance company to limit both the Company's per occurrence cash outlay and annual insurance plan cost.

   For workers' compensation, the Company records a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of the Company's historical data and actuarial analysis done by an independent company specialist. The accrued insurance claims were reduced by approximately $1,784,000, $2,138,000 and $2,975,000 at December 31, 2002, 2001 and 2000, respectively in order to record the estimated present value at the end of each year using an 8% interest factor.

   For general liability, the Company records a reserve for the estimated ultimate amounts to be paid for known claims.

Note 11--Employee Benefit Plans

Employee Stock Purchase Plan

Effective January 1, 2000, the Company initiated a non-compensatory Employee Stock Purchase Plan ("the ESPP") for all eligible employees. All full-time and certain part-time employees who have completed two years of continuous service with the Company are eligible to participate. The implementation of the ESPP is by four annual offerings with the first annual offering commenced on January 1, 2000. The remaining three annual offerings likewise commence and terminate on the respective year's first and last calendar day. Under the ESPP, the Company is authorized to issue up to 800,000 shares of its common stock to its employees. Furthermore, under the terms of the ESPP, eligible employees can choose each year to have up to $25,000 of their annual earnings withheld to purchase the Company's Common Stock. The purchase price of the stock is 85% of the lower of its beginning or end of the plan year market price.

   As a result of the 2002, 2001 and 2000 annual offerings, a total of 24,141 shares, 23,926 shares and 38,753 shares of the company's common stock were purchased at $8.50 for 2002, and $5.42 per common share for both the 2001 and 2000 years, under the ESPP. The 2002, 2001 and 2000 annual offerings' shares were issued on January 8, 2003, January 8, 2002 and January 6, 2001, respectively.

Retirement Savings Plan

On October 1, 1999, the Company established a retirement savings plan for non-highly compensated employees (the "RSP") under Section 401(k) of the Internal Revenue Code. The RSP allows eligible employees to contribute up to fifteen percent (15%) of their compensation on a pre-tax basis. There is no match by the Company.

Deferred Compensation Plan

Effective January 1, 2000, the Company initiated a Supplemental Executive Retirement Plan (the "SERP") for certain key executives and employees. The SERP is not qualified under section 401 of the Internal Revenue Code. Under the SERP, participants may defer up to fifteen percent (15%) of their income on a pre-tax basis. As of the last day of each plan year, each participant will receive a twenty-five percent (25%) match of their deferral in the Company's common stock based on the then current market value. SERP participants fully vest in the Company's match three years from the first day of the initial year of participation. The income deferred and the Company match are unsecured and subject to the claims of general creditors of the Company. The amounts expensed under the SERP during the years ended December 31, 2002, 2001 and 2000 were $287,743, $102,470 and $34,025, respectively. The Company funded such expense through the reissuance to the SERP's trustee of 15,160 shares, 13,509 shares and 15,822 shares of the Company's treasury stock for the years ended December 31, 2002, 2001 and 2000, respectively. The 44,491 shares held by the trustee are accounted for at cost, as treasury stock. At December 31, 2002, 40,595 of such shares became vested in the respective participants' accounts. The SERP's trust account had a balance of $1,476,080, $832,677 and $349,384 at December 31, 2002,
2001 and 2000, respectively. The account's investments are recorded at their fair value which is based on quoted market prices. Accordingly, the Company recorded unrealized losses of $161,937, $65,768 and $54,225 for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 12--Selected Quarterly Financial Data (Unaudited)

                                                             (in thousands except for per share data)
                                                                       Three Months Ended
                                                         -----------------------------------------------
                                                          March 31    June 30   September 30 December 31
                                                         -----------------------------------------------
2002
Revenues                                                  $78,932     $82,066      $83,045     $84,457
Operating costs and expenses                              $75,762     $78,634      $79,507     $81,103
Income before income taxes                                $ 3,356     $ 3,629      $ 3,655     $ 3,625
Net income                                                $ 2,030     $ 2,195      $ 2,211     $ 2,195
Basic earnings per common share(1)                        $   .18     $   .20      $   .20     $   .20
Diluted earnings per common share(1)                      $   .18     $   .19   $      .19     $   .19

2001
Revenues                                                  $66,618     $69,276      $72,500     $75,796
Operating costs and expenses                              $64,255     $66,737      $69,768     $73,142
Income before income taxes                                $ 2,671     $ 2,796      $ 3,012     $ 3,056
Net income                                                $ 1,629     $ 1,705      $ 1,837     $ 1,864
Basic earnings per common share(1)                        $   .15     $   .16      $   .17     $   .17
Diluted earnings per common share(1)                      $   .15     $   .16      $   .17     $   .17


(1) Year-to-date earnings per common share amounts may differ from the sum of quarterly amounts due to rounding.

Note 13--Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized at their fair values when the liabilities are incurred. Under previous guidance, liabilities for certain exit costs were recognized at the date that management committed to an exit plan, which is generally before the actual liabilities are incurred. As SFAS No. 146 is effective only for exit or disposal activities initiated after December 31, 2002, the Company does not currently expect the adoption of this statement to have a material impact on its financial statements.

Report Of Independent Certified Public Accountants

The Stockholders and Board of Directors
Healthcare Services Group, Inc.

We have audited the accompanying consolidated balance sheets of Healthcare Services Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Healthcare Services Group, Inc. and subsidiaries at December 31, 2002 and 2001 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP

New York, New York
February 12,  2003

Market Makers

As of the end of 2002, the following firms were making a market in the shares of Healthcare Services Group, Inc.:

Salomon Smith Barney Inc.
Spears, Leeds & Kellogg
Knight Securities L.P.
C.L. King & Associates
Herzog, Heine, Geduld, Inc.
Wedbush Morgan Securities, Inc.
Robetti & Co., Inc.

About Your Shares

Healthcare Services Group, Inc.'s common stock is traded on the NASDAQ National Market System of the over-the-counter market. On December 31, 2002 there were 11,167,455 of the Company's common shares issued and outstanding. As of March 12, 2003 there were approximately 448 holders of record of the common stock, including holders whose stock was held in nominee name by brokers or other nominees. It is estimated that there are approximately 2,200 beneficial holders.

Price quotations during the two years ended December 31, 2002, ranged as follows:

                                            2002 High    2002 Low
                                           -----------  ----------
1st Qtr. .............................       $10.708     $ 9.540
2nd Qtr. .............................        15.450      11.650
3rd Qtr. .............................        15.750      11.750
4th Qtr. .............................        13.910      10.751

                                            2001 High    2001 Low
                                           -----------  ----------
1st Qtr. .............................       $ 7.375      $5.375
2nd Qtr. .............................         7.980       6.060
3rd Qtr. .............................         9.160       7.080
4th Qtr. .............................        10.300       7.520


Transfer Agent                              Corporate Offices
American Stock Transfer & Trust Co.         Healthcare Services Group, Inc.
99 Wall St.                                 3220 Tillman Drive, Suite 300
New York, NY 10005                          Bensalem, PA 19020
                                            215-639-4274
Auditors
Grant Thornton LLP                          Stock Listing
The Chrysler Building                       Listed on the NASDAQ
666 Third Avenue                            National Market System Symbol - "HCSG"
New York, NY 10017
                                            Annual Stockholders' Meeting
Corporate Counsel                           Date - May 27, 2003
Olshan Grundman Frome                       Time - 10:00 A.M.
    Rosenzweig & Wolosky LLP                Place - The Radisson Hotel of Bucks County
505 Park Ave.                                       2400 Old Lincoln Highway
New York, NY 10022                                  Trevose, PA 19047


Officers and Corporate Management

Daniel P. McCartney                         John D. Kelly
Chief Executive Officer                     Western Divisional Vice President

Thomas A. Cook                              Nicholas R. Marino
President & Chief Operating Officer         Human Resources Director

Curt Barringer                              Michael E. McBryan
Southeast Divisional Vice President         Mid-Atlantic Divisional Vice President

Thomas B. Carpenter                         Bryan D. McCartney
General Counsel and Assistant Secretary     Mid-Atlantic Divisional Vice President

James L. DiStefano                          Joseph F. McCartney
Chief Financial Officer and Treasurer       Northeastern Divisional Vice President

Michael Hammond                             James P. O'Toole
Western Regional Vice President             Mid-Atlantic Regional Vice President

Michael Harder                              Brian M. Waters
Vice President - Credit Administration      Vice President - Operations

Richard W. Hudson
Vice President - Finance and Secretary


Directors

Daniel P. McCartney                         W. Thacher Longstreth
Chairman & Chief Executive Officer          Philadelphia City Council Member

Thomas A. Cook                              Robert L. Frome, Esq.
President & Chief Operating Officer         Senior Partner - Olshan Grundman Frome Rosenzweig & Wolosky LLP

Joseph F. McCartney                         Robert J. Moss, Esq.
Northeastern Divisional Vice President      President - Moss Associates

Barton D. Weisman                           John M. Briggs, CPA
President & CEO-H.B.A. Corp.                Partner - Briggs, Bunting & Dougherty LLP




Availability of Form 10-K
A copy of Healthcare Services Group, Inc.'s 2002 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, will be provided without charge to each shareholder making a written request to the Investor
Relations Department of the Company at its Corporate Offices.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

         The information regarding Directors and executive officers is incorporated herein by reference to the Company's definitive proxy statement to be mailed to its shareholders in connection with its 2003 Annual Shareholders' Meeting and to be filed within 120 days of the close of the year ended December 31, 2002.

Item 11.      Executive Compensation

         The information regarding executive compensation is incorporated herein by reference to the Company's definitive proxy statement to be mailed to shareholders in connection with its 2003 Annual Shareholders Meeting and to be filed within 120 days of the close of the fiscal year ended December 31, 2002.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

         The information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's definitive proxy statement to be mailed to shareholders in connection with its 2003 Annual Meeting and to be filed within 120 days of the close of the fiscal year ending December 31, 2002.

Item 13.      Certain Relationships and Related Transactions

         The information regarding certain relationships and related transactions is incorporated herein by reference to the Company's definitive proxy statement mailed to shareholders in connection with its 2003 Annual Shareholders Meeting and to be filed within 120 days of the close of the fiscal year ended December 31, 2002.

Item 14.      Controls and Procedures

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

         CEO and CFO Certifications. Appearing immediately following the Signatures section of this Annual Report there are two separate forms of "Certifications" of the CEO and CFO. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Annual Report which you are currently reading is the information concerning the Controls Evaluation referred to in the
Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

                                     PART IV

Item 15.       Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)      1.    Financial Statements

         The documents shown below are contained in the Company's Annual Report to Shareholders for 2002 and are incorporated herein by reference, copies of which accompany this report.

         Report of Independent Certified Public Accountants.
         Balance Sheets as of December 31, 2002 and 2001.
         Statements of Income for the three years ended
         December 31, 2002, 2001 and 2000.
         Statements of Cash Flows for the three years ended
         December 31, 2002, 2001 and 2000.
         Statement of Stockholders' Equity for the three years ended December 31, 2002, 2001 and 2000.
         Notes to Financial Statements.

         2.       Financial Statement Schedules
                  Included in Part IV of this report:

         Report of Independent Certified Public Accountants.
         Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 2002, 2001 and 2000.


         All other schedules are omitted since they are not required, not applicable or the information has been included in the Financial Statements or notes thereto.

         3.       Exhibits

         The following Exhibits are filed as part of this Report (references are to Reg. S-K Exhibit Numbers):

Exhibit
Number                                           Title
------                                           ------
  3.1           Articles of Incorporation of the Registrant, as amended, are incorporated by reference to
                Exhibit 4.1 to the Company's Registration Statement on Form S-2 (File No. 33-35798).

  3.2           Amendment to Articles of Incorporation of the Registrant as of May 30, 2000, is
                incorporated by reference to Exhibit 3.2 to the Company's Form 10-K for the period ended
                December 31, 2001.

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

  4.2           Employee Stock Purchase Plan of the Registrant is incorporated by reference to Exhibit
                4(a) of Registrant's Registration Statement on Form S-8 (Commission File No. 333-92835).

  4.3           Deferred Compensation Plan is incorporated by reference to Exhibit 4(b) of Registrant's
                Registration Statement on Form S-8 (Commission File No. 333-92835).
  \
  10.1          1995 Incentive and Non-Qualified Stock Option Plan, as amended is incorporated by reference to Exhibit 4(d) of the Form S-8 filed by the Registrant, Commission File No. 33-58765.

  10.2          Amendment to the 1995 Employee Stock Option Plan is incorporated by reference To Exhibit
                4(a) of Registrant's Registration Statement on Form S-8 (Commission File No. 333-46656).

  10.3          1996 Non-Employee Directors' Stock Option Plan, Amended and Restated as of October 28,
                1997 is incorporated by reference to Exhibit 10.6 of  Form 10-Q Report for the quarter ended September 30, 1997 filed by Registrant on November 14, 1997.

  10.4          Form of Non-Qualified Stock Option Agreement granted to certain Directors is incorporated by reference to Exhibit 10.9 of Registrant's Registration Statement on Form S-1
                (Commission File No. 2-98089).

  10.5          2002 Stock Option Plan (incorporated by reference to
                Exhibit 4(a) to the Company's Quarterly Report on
                Form 10-Q for the quarter ended June 30, 2002).

  23.           Consent of Independent Certified Public Accountants. 99. Certification
                pursuant to Section 906 of the Sarbanes-Oxley Act.



(b) Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 12, 2003                       HEALTHCARE SERVICES GROUP, INC.
                                                     (Registrant)


                                             By:  /s/ Daniel P. McCartney
                                                  -----------------------------
                                                  Daniel P. McCartney
                                                  Chief Executive Officer
                                                  and Chairman of the Board

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated:

         Signature                                 Title                             Date
         ---------                                 -----                             ----

/s/ Daniel P. McCartney                  Chief Executive Officer and            March 12, 2003
---------------------------              Chairman
Daniel P. McCartney

/s/ Joseph F. McCartney                  Director and Vice President            March 12, 2003
---------------------------
Joseph F. McCartney

/s/ W.Thacher Longstreth                 Director                               March 12, 2003
---------------------------
W. Thacher Longstreth

/s/ Barton D. Weisman                    Director                               March 12, 2003
---------------------------
Barton D. Weisman

/s/ Robert L. Frome                      Director                               March 12, 2003
---------------------------
Robert L. Frome

/s/ Thomas A. Cook                       Director, President and                March 12, 2003,
---------------------------              Chief Operating Officer
Thomas A. Cook

/s/ John M. Briggs                       Director                               March 12, 2003,
---------------------------
John M. Briggs

/s/ Robert J. Moss                       Director                               March 12, 2003,
---------------------------
Robert J. Moss

/s/ James L. DiStefano                   Chief Financial Officer and            March 7, 2003,
---------------------------              Treasurer
James L. DiStefano

/s/ Richard W. Hudson                    Vice President-Finance, Secretary      March 12, 2003,
---------------------------              and Chief Accounting Officer
Richard W. Hudson
