Form 10-Q
period 2003-03-31
HEALTHCARE SERVICES GROUP INC
filed 2003-04-25
CIK 731012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2003            Commission File Number  0-120152


                         HEALTHCARE SERVICES GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Pennsylvania                                  23-2018365
  -------------------------------                 ----------------------------
  (State or other jurisdiction of                 (IRS Employer Identification
   incorporation or organization)                             number)

              3220 Tillman Drive-Suite 300, Bensalem, Pennsylvania     19020
              ---------------------------------------------------------------
                     (Address of principal executive office)         (Zip code)

Registrant's telephone number, including area code:       215-639-4274
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

                             YES          X                 NO     _______
                                       ------

         Indicate by check mark whether the registrant is an Accelerated Filer (as defined in Rule 12b-2 of the Exchange Act)

                             YES          X                 NO     _______
                                       ------

         Number of shares of common stock, issued and outstanding as of April 25, 2003 is 11,200,421

                                Total of 23 Pages


                                      INDEX
                                      -----

PART I.                                 FINANCIAL INFORMATION                                   PAGE NO.
                                        ---------------------                                   --------
Item 1.             Financial Statements (Unaudited)

                    Consolidated Balance Sheets as of                                              2
                    March 31, 2003 and  December 31, 2002

                    Consolidated Statements of Income for the Three Months                         3
                    Ended March 31, 2003 and 2002

                    Consolidated Statements of Cash Flows for the Three Months                     4
                    ended March 31, 2003 and 2002

                    Notes To Consolidated Financial Statements                                   5 - 9

Item 2.             Management's  Discussion and Analysis of Financial                          10 - 15
                    Condition and Results Of Operations

Item 3.             Quantitative and Qualitative Disclosure of                                  16 - 17
                    Market Risks

Part II.                                 Other Information                                        17
                                         -----------------

                    Exhibits - Certifications
                                                                                                18 - 21
                    Signatures                                                                    22

                                 Balance Sheet

                           Consolidated Balance Sheets

                                                                              (Unaudited)
                                                                               March 31,         December 31,
                                                                                 2003                2002
                                                                             ------------        ------------
ASSETS
CURRENT ASSETS:
          Cash and cash equivalents                                          $ 48,101,554        $ 48,320,098
          Accounts and notes  receivable, less allowance for doubtful
            accounts of $4,816,000 in 2003 and $7,323,000 in 2002              52,077,992          51,750,225
          Prepaid income taxes                                                    202,741             883,282
          Inventories and supplies                                              9,650,064           8,625,727
          Deferred income taxes                                                 2,006,568           3,021,724
          Prepaid expenses and other                                            3,380,596           2,176,913
                                                                             ------------        ------------
               Total current assets                                           115,419,515         114,777,969
PROPERTY AND EQUIPMENT:
          Laundry and linen equipment installations                             6,890,288           6,855,886
          Housekeeping and office equipment                                    12,025,337          11,641,590
          Autos and trucks                                                         85,489              85,489
                                                                             ------------        ------------
                                                                               19,001,114          18,582,965
          Less accumulated depreciation                                        14,554,543          14,144,869
                                                                             ------------        ------------
                                                                                4,446,571           4,438,096
COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED less
 accumulated amortization of $1,743,155 in 2003 and 2002                        1,612,322           1,612,322
DEFERRED INCOME TAXES                                                           2,164,521           1,955,365
OTHER NONCURRENT ASSETS, principally notes receivable                          11,653,176          11,512,558
                                                                             ------------        ------------
                                                                             $135,296,105        $134,296,310
                                                                             =============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
          Accounts payable                                                   $  8,885,396        $  7,201,543
          Accrued payroll, accrued and withheld payroll taxes                   6,654,458          11,162,342
          Other accrued expenses                                                  341,543             238,485
          Accrued insurance claims                                              2,149,952           1,953,198
                                                                             ------------        ------------
               Total current liabilities                                       18,031,349          20,555,568

ACCRUED INSURANCE CLAIMS                                                        6,449,855           5,859,593
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
          Common stock, $.01 par value: 30,000,000 shares authorized,
            11,631,430 shares issued in 2003 and 11,612,505 in 2002.              116,314             116,125
          Additional paid in capital                                           29,861,123          29,675,341
          Retained earnings                                                    84,352,684          81,806,772
          Common stock in treasury, at cost, 420,909 shares in 2003 and
              445,050 in 2002                                                  (3,515,220)         (3,717,089)
                                                                             ------------        ------------
          Total stockholders' equity                                          110,814,901         107,881,149
                                                                             ------------        ------------
                                                                             $135,296,105        $134,296,310
                                                                             ============        ============

          See accompanying notes.

            Consolidated Statements of Income
            (Unaudited)

                                                   For the Three Months Ended March 31,
                                                         2003              2002
                                                      -----------       -----------
            Revenues                                  $89,531,352       $78,932,055
            Operating costs and expenses:
              Costs of services provided               78,690,855        69,722,745
              Selling, general and administrative       6,796,788         6,039,413
            Other income:
              Interest income                             199,203           186,654
                                                      -----------       -----------
            Income before income taxes                  4,242,912         3,356,551

            Income taxes                                1,697,000         1,326,000
                                                      -----------       -----------

            Net income                                $ 2,545,912       $ 2,030,551
                                                      ===========       ===========

            Basic earnings per common share           $      0.23       $      0.18
                                                      ===========       ===========

            Diluted earnings per common share         $      0.22       $      0.18
                                                      ===========       ===========

See Accompanying Notes

Consolidated Statements of Cash Flows
                         (Unaudited)

                                                             For the Three Months Ended March 31,
                                                                    2003            2002
                                                                 -----------     -----------
Cash flows from operating activities:
  Net income                                                     $ 2,545,912     $ 2,030,551
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Depreciation and amortization                                  500,093         535,455
      Bad debt provision                                           1,500,000       1,500,000
      Deferred income taxes (benefits)                               806,000        (267,000)
      Tax benefit of stock option transactions                        52,740         127,690
  Changes in operating assets and liabilities:
      Accounts and notes receivable                               (2,023,620)     (1,359,541)
      Prepaid income taxes                                           680,541           8,188
      Inventories and supplies                                      (987,412)        (98,894)
      Long term notes receivable                                      89,828         777,840
      Accounts payable and other accrued expenses                  1,786,912        (415,878)
      Accrued payroll, accrued and withheld
        payroll taxes                                             (4,302,684)     (3,896,805)
      Accrued insurance claims                                       787,015         346,316
      Income taxes payable                                                           508,727
      Prepaid expenses and other assets                           (1,275,203)       (805,222)
                                                                 -----------     -----------
      Net cash used in operating activities                         (160,122)     (1,008,573)
Cash flows from investing activities:
    Disposals of fixed assets                                         60,551           9,554
    Additions to property and equipment                             (569,119)       (363,616)
                                                                 -----------     -----------
      Net cash used in investing activities                         (508,568)       (354,062)
Cash flows from financing activities:
    Proceeds from the exercise of stock options                      129,902         581,157
                                                                 -----------     -----------
    Net cash provided by investing activities                        129,902         581,157
                                                                 -----------     -----------
Net decrease in cash and cash equivalents                           (218,544)       (781,478)

Cash and cash equivalents at beginning of
    the year                                                      48,320,098      34,259,334
                                                                 -----------     -----------

Cash and cash equivalents at end of period                       $48,101,554     $33,477,856
                                                                 ===========     ===========

Supplementary Cash Flow Information:
Issuance of 24,141 and 23,926 shares of Common
   Stock in 2003 and 2002, respectively pursuant
   to Employee Stock Purchase Plan                               $   205,199     $   129,649
                                                                 ===========     ===========


See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)


Note 1 - Basis of Reporting

         The accompanying financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 2002 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 2002. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the quarters ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 - Other Contingencies

         The Company has an $18,000,000 bank line of credit under which it may draw to meet short-term liquidity requirements or for other purposes, that expires on September 30, 2003. The Company believes the line will be renewed at that time. Amounts drawn under the line are payable upon demand. At both March 31, 2003 and December 31, 2002, there were no borrowings under the line. However, at such dates, the Company had outstanding $14,500,000 of irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance program. As a result of the letters of credit issued, the amount available under the line was reduced by $14,500,000 at both March 31, 2003 and December 31, 2002.

         The Company is also involved in miscellaneous claims and litigation arising in the ordinary course of business. The Company believes that these matters, taken individually or in the aggregate, would not have a material adverse affect on the Company's financial position or results of operations.

                  The Balance Budget Act of 1997 ("BBA") changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998, of a Medicare Prospective Payment System ("PPS") for skilled nursing facilities which significantly changed the manner and the amounts of reimbursement they receive. Many of the Company's clients revenues are highly contingent on Medicare and Medicaid reimbursement funding rates. Therefore, they have been and continue to be adversely affected by changes in applicable laws and regulations, as well as other trends in the long-term care industry. This has resulted in certain of the Company's clients filing for bankruptcy protection. Others may follow. These factors, in addition to delays in payments from clients have resulted in and could continue to result in significant additional bad debts in the near future.

         At December 31, 2002, the Company had receivables of approximately $4,000,000 ($1,500,000, net of reserves) from a client group currently in Chapter 11 bankruptcy proceedings. During the first quarter of 2003, this client group filed a plan of reorganization with the Bankruptcy Court. The Company estimates that it will receive approximately $180,000 from this client group under such plan. The Company has increased its bad debt provision and charged-off to the Allowance for Doubtful Accounts approximately $3,820,000 of such receivables during the first quarter of 2003.

         The Company indemnifies its officers and directors against all reasonable costs and expenses related to shareholder and other claims pertaining to actions taken in their capacity as officers and directors which are not covered by the Company's directors and officers insurance policy. This indemnification is ongoing and does not include a limit on the maximum potential future payments, nor are there any recourse provisions or collateral that may offset the cost. As of March 31, 2003, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

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

The housekeeping, laundry, linen and other services' segment of the Company does provide services in Canada, although essentially all of its revenues and net income, 99% in each operating segments, are earned in one geographic area, the United States.

                                   Housekeeping,
                                  laundry, linen
                                    and other        Food       Corporate and
                                    services       services      eliminations        Total
                                   -----------   -----------     ------------     -----------
Quarter Ended March 31,
       2003
Revenues                           $75,579,077   $13,420,908     $   531,367      $89,531,352
Income before income
   taxes                           $ 6,085,650   $   471,715     $(2,314,453)(1)  $ 4,242,912


Quarter Ended March 31,
       2002
Revenues                           $66,843,373   $11,408,253     $   680,429      $78,932,055
Income before income
   taxes                           $ 5,481,424   $   505,330     $(2,630,203)(1)  $ 3,356,551

(1) represents primarily corporate office cost and related overhead, as well as certain operating expenses that are not allocated to the service operating segments.

The Company earned revenue in the following service business categories:

                                For the quarter ended March 31,
                                --------------------------------

                                   2003                 2002
                                   ----                 ----
Housekeeping services           $53,805,771          $47,654,743
Laundry and linen services       21,828,640           19,230,715
Food Services                    13,546,960           11,422,809
Maintenance services
     and Other                      349,981              623,788
                                -----------          -----------
                                $89,531,352          $78,932,055
                                ===========          ===========

         The Company has one client, a nursing home chain, which in 2003 and 2002 accounted for approximately 22% and 16%, respectively of consolidated revenues. In respect to such client, the Company derived revenues from both operating segments. While the Company expects to continue its relationship with this client, the loss of such client would adversely affect the operations of the Company's two operating segments.

Note 4 -   Earnings Per Common Share
A reconciliation of the numerator and denominator of basic and diluted earnings per common share is as follows:

                                                       Quarter Ended March 31, 2003
                                                       ----------------------------
                                              Income              Shares            Per-share
                                            (Numerator)       (Denominator)           Amount
                                            ----------        ------------          ---------
Net income                                  $2,545,912
                                            ==========
Basic earnings per
   common share                             $2,545,912          11,245,247          $     .23
Effect of dilutive securities:
   Options                                                         429,140               (.01)
                                            ----------          ----------          ---------
Diluted earnings per
   Common share                             $2,545,912          11,674,387          $     .22
                                            ==========          ==========          =========

                                                       Quarter Ended March 31, 2002
                                                       ----------------------------
                                              Income              Shares            Per-share
                                            (Numerator)       (Denominator)           Amount
                                            ----------        ------------          ---------
Net income                                  $2,030,551
                                            ==========
Basic earnings per
   common share                             $2,030,551          11,169,039          $     .18
Effect of dilutive securities:
   Options                                                         403,106              -
                                            ----------          ----------          ---------
Diluted earnings per
   Common share                             $2,030,551          11,572,145          $     .18
                                            ==========          ==========          =========

No outstanding options were excluded at either March 31, 2003 or 2002 as none have an exercise price in excess of the average market value of the Company's Common Stock at such dates.


Note 5 - Stock Based Compensation

As permitted by the Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, or in Conjunction With Selling Goods or Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

         In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. " SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation, " to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company continues to apply the intrinsic-value based method to account for stock options and complies with the new disclosure requirements beginning with the first quarter of its fiscal year ending December 31, 2003.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

                                                                                  (in thousands except per share data)
                                                                                         Quarter ended March 31,
                                                                                        -------------------------
                                                                                         2003               2002
                                                                                        ------             ------
Net Income
       As reported                                                                      $2,546             $2,031
Deduct:
       Total stock based employee compensation
       expense determined under fair value based
       method for all awards, net of related tax effects                                  (748)              (735)
                                                                                        ------             ------
Pro forma net income                                                                    $1,798             $1,296
                                                                                        ======             ======

Basic Earnings Per Common Share
       As reported                                                                      $  .23             $  .18
       Pro forma                                                                        $  .16             $  .12
Diluted Earnings Per Common Share
       As reported                                                                      $  .22             $  .18
       Pro forma                                                                        $  .15             $  .11

Note 6 - Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized at their fair values when the liabilities are incurred. Under previous guidance, liabilities for certain exit costs were recognized at the date that management committed to an exit plan, which is generally before the actual liabilities are incurred. As SFAS No. 146 is effective only for exit or disposal activities initiated after December 31, 2002, the adoption of this statement did not have a material impact on its financial statements.

PART I.
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following table sets forth for the periods indicated the percentage which certain items bear to revenues:
                                                  Relation to Total Revenues
                                                For the Quarter Ended March 31,
                                                 2003                      2002
                                                -----                      ----
Revenues                                        100.0%                    100.0%
Operating costs and expenses:
  Costs of services provided                     87.9                      88.3
  Selling, general and
   administration                                 7.6                       7.6
Interest income                                    .2                        .2
                                                -----                     -----
Income before income taxes                        4.7                       4.3
Income taxes                                      1.9                       1.7
                                                -----                     -----
Net income                                        2.8%                      2.6%
                                                =====                     =====

         Revenues for the first quarter of 2003 increased 13.4% compared to the corresponding 2002 quarter. The growth in revenues is primarily a result of a net increase in service agreements entered into with new clients, as well as providing additional services to existing clients. Approximately 80% of the revenue growth resulted from the Company's housekeeping, laundry and linen, and other services segment, with the remaining revenue growth being generated from the Company's food service segment. The Company believes that in 2003 both housekeeping, laundry, linen and other services, and food services' revenues, as a percentage of total revenues, will remain approximately the same as their respective 2002 percentages.

         The Company has one client, a nursing home chain, which in 2003 and 2002 accounted for approximately 22% and 16%, respectively of consolidated revenues. In respect to such client, the Company derived revenues from both operating segments. While the Company expects to continue its relationship with this client, the loss of such client would adversely affect the operations of the Company's two operating segments.

         Cost of services provided as a percentage of revenues decreased to 87.9 % for the first quarter of 2003 from 88.3 % in the corresponding 2002 quarter. The primary factors affecting specific variations in the 2003 cost of services provided as a percentage of revenue and its effect on the .4% decrease are as follows: a decrease of .7% in health insurance and employee benefits; offsetting this decrease were increases of .3% each in labor costs and the cost of supplies consumed in providing services. The increase cost of supplies was attributable to increase costs associated with the food service segment.

         Selling, general and administrative expenses as a percentage of revenue remained unchanged at 7.6% in 2003 compared to 2002.

         As a result of the matters discussed above, 2003 net income increased to 2.8% as a percentage of revenue compared to 2.6% in 2002.


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

The two policies discussed are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting another available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which are included in our Annual Report for the year ended December 31, 2002 which contain accounting policies and other disclosures required by generally accepted accounting principles.

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

         Notwithstanding the Company's efforts to minimize its credit risk exposure, the Company's clients could be adversely affected if future industry trends, as more fully discussed under Liquidity and Capital Resources below and as further described in the Company's Form 10-K filed with Securities and Exchange Commission for the year ended December 31, 2002 in Part I thereof under "Government Regulation of Clients" and "Service Agreements/Collections", change in such a manner as to negatively impact their cash flows. If the Company's clients experience such significant impact in their cash flows, it could have a material adverse affect on the Company's results of operations and financial condition.

         At December 31, 2002, the Company had receivables of approximately $4,000,000 ($1,500,000, net of reserves) from a client group currently in Chapter 11 bankruptcy proceedings. During the first quarter of 2003, this client group filed a plan of reorganization with the Bankruptcy Court. The Company estimates that it will receive approximately $180,000 from this client group under such plan. The Company has increased its bad debt provision and charged-off to the Allowance for Doubtful Accounts approximately $3,820,000 of such receivables during the first quarter of 2003.

Accrued Insurance Claims
------------------------
         The Company currently has a Paid Loss Retrospective Insurance Plan for general liability and workers' compensation insurance. Under these plans, pre-determined loss limits are arranged with an insurance company to limit both the Company's per occurrence cash outlay and annual insurance plan cost.

         For workers' compensation, the Company records a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of the Company's historical data and actuarial analysis done by an independent specialist. The present value of the payout is determined by applying an 8% discount factor against the estimated remaining pay-out period.

         For general liability, the Company records a reserve for the estimated ultimate amounts to be paid for known claims.

         Management regularly evaluates its claim pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for its accrued insurance claims' estimate. Management evaluations are based primarily on current information derived from reviewing the Company's claims' experience and industry trends. In the event that the Company's claims' experience and/or industry trends result in an unfavorable change, it could have an adverse affect on the Company's results of operations and financial condition.

Liquidity and Capital Resources

         At March 31, 2003 the Company had working capital and cash of $97,388,166 and $48,101,554, respectively compared to December 31, 2002 working capital and cash of $94,222,399 and $48,320,098, respectively. The Company's current ratio at March 31, 2003 increased to 6.4 to 1 from 5.6 to 1 at December 31, 2002 primarily as a result of the timing of payments for payroll and payroll taxes.

         Management views the Company's cash and cash equivalents of $48,101,554 at March 31, 2003 as its principal measure of liquidity.

         The net cash used in the Company's operating activities was $45,077 for the quarter ended March 31, 2003 as compared to net cash used in operating activities of $1,008,573 in the same 2002 quarter. The principal sources of net cash flows from operating activities for the quarter ended March 31, 2003 and 2002 were net income which has been reduced for noncash charges to operations for bad debt provisions. Additionally, operating activities' cash flows were increased by the timing of payments for accounts payable of $1,786,912 in the quarter ended March 31, 2003. The operating activities that used the largest amount of cash during the quarters ended March 31, 2003 and 2002 were decreases in payroll and payroll related taxes of $4,507,883 and $3,896,805, respectively. Additionally, in the quarter ended March 31, 2003 a $1,275,203 increase in prepaid expenses and other assets, which was the result of the timing of payments. Additionally, operating activities' cash flows in the first quarter of 2003 were negatively impacted by a $1,933,792 net increase in accounts and notes receivable and long term notes receivable. The net increase in these amounts resulted primarily from the growth in the Company's revenues, as well as the timing of collections from clients.

         The Company's principal use of cash in investing activities in each of the quarters ended March 31, 2003 and 2002, respectively was the purchase of housekeeping equipment and computer software and equipment.

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

         These factors, in addition to delays in payments from clients have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, the Company converts the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance the Company's ability to collect the amounts due. At March 31, 2003 and December 31, 2002, the Company had approximately, net of reserves, $15,229,000 and $14,385,000, respectively of such notes outstanding. In some instances the Company obtains a security interest in certain of the debtors' assets. Additionally, the Company considers restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. The Company believes that the restructuring provides it with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

         The Company has had varying collection experience with respect to its accounts and notes receivable. When contractual terms are not met, the Company generally encounters difficulty in collecting amounts due from certain of its clients. Therefore, the Company has sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those in bankruptcy, those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company has recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $1,500,000 in the each of the quarters ended March 31, 2003 and 2002. These provisions represent approximately 1.7% and 1.9%, as a percentage of revenue for such respective periods. In making its credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, management considers the general collection risk associated with trends in the long-term care industry. The Company also establishes credit limits, as well as performing ongoing credit evaluation and account monitoring procedures to minimize the risk of loss. Notwithstanding the Company's efforts to minimize its credit risk exposure, the Company's clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If the Company's clients experience such significant impact in their cash flows, it could have a material adverse effect on the Company's results of operations and financial condition.

         At December 31, 2002, the Company had receivables of approximately $4,000,000 ($1,500,000, net of reserves) from a client group currently in Chapter 11 bankruptcy proceedings. During the first quarter of 2003, this client group filed a plan of reorganization with the Bankruptcy Court. The Company estimates that it will receive approximately $180,000 from this client group under such plan. The Company has increased its bad debt provision and charged-off to the Allowance for Doubtful Accounts approximately $3,820,000 of such receivables during the first quarter of 2003.

         The Company currently has a Paid Loss Retrospective Insurance Plan for general liability and workers' compensation insurance. Under these plans, pre-determined loss limits are arranged with an insurance company to limit both the Company's per occurrence cash outlay and annual insurance plan cost.

         For workers' compensation, the Company records a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of the Company's open claims and actuarial analysis done by an independent specialist. The present value of the payout is determined by applying an 8% discount factor against the estimated remaining pay-out period.

         For general liability, the Company records a reserve for the estimated ultimate amounts to be paid for known claims.

         Management regularly evaluates its claim pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for its accrued insurance claims' estimate. Management evaluations are based primarily on current information derived from reviewing the Company's claims' experience and industry trends. In the event that the Company's claims' experience and/or industry trends result in an unfavorable change, it could have an adverse effect on the Company's results of operations and financial condition.

         The Company has an $18,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow. This facility expires on September 30, 2003. The Company believes the line will be renewed at that time. Amounts drawn under the line are payable on demand. At March 31, 2003, there were no borrowings under the line. However, at such date, the Company had outstanding $14,500,000 of irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance program. As a result of the letters of credit issued, the amount available under the line was reduced by $14,500,000 at March 31, 2003.

         The level of capital expenditures by the Company is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment and laundry and linen equipment installations. Although the Company has no specific material commitments for capital expenditures through the end of calendar year 2003, it estimates that it will incur capital expenditures of approximately $2,500,000 during this period in connection with housekeeping equipment and laundry and linen equipment installations in its clients' facilities, as well as expenditures relating to internal data processing hardware and software requirements. The Company believes that its cash from operations, existing balances and credit line will be adequate for the foreseeable future to satisfy the needs of its operations and to fund its continued growth. However, should cash flows from current operations not be sufficient, the Company would utilize its existing working capital and if necessary seek to obtain necessary working capital from such sources as long-term debt or equity financing.

         At March 31, 2003, the Company remains authorized to purchase up to 603,900 shares of its outstanding common stock pursuant to previous Board of Directors' action. Although the Company did not make any such purchases during the quarter ended March 31, 2003, it purchased during April, 2003, 14,400 shares at an average price of $11.34 per common share.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's exposure to market risk is not significant.

Cautionary Statements Regarding Forward Looking Statements

         Certain matters discussed include forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such risks and uncertainties include, but are not limited to, risks arising from the Company providing its services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; one client accounting for approximately 22% of revenues in 2003; the Company's claims experience related to workers' compensation and general liability insurance; the effects of changes in laws and regulations governing the industry and risk factors described in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002 in Part I thereof under "Government Regulation of Clients", "Competition" and "Service Agreements/Collections". Many of the Company's clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which have been and continue to be adversely affected by the change in Medicare payments under the 1997 enactment of Prospective Payment System ("PPS"). That change, and lack of substantive reimbursement funding rate reform legislation, as well as other trends in the long-term care industry have resulted in certain of the Company's clients filing for bankruptcy protection. Others may follow. Any decisions by the government to discontinue or adversely modify legislation related to reimbursement funding rates will have a material adverse affect on the Company's clients. These factors, in addition to delays in payments from clients have resulted in and could continue to result in significant additional bad debts in the near future. Additionally, the Company's operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing its services could not be passed on to clients.

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

Item 4. Controls and Procedures

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information, relating to the Company ( including its consolidated subsidiaries ), required to be included in the Company's periodic Securities and Exchange Commission filings. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are those controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.


PART II.      Other Information
              -----------------
Item 1.          Legal Proceedings.                             Not Applicable

Item 2.          Changes in Securities.                         Not Applicable

Item 3.          Defaults under Senior Securities.              Not Applicable

Item 4.          Submission of Matters to a Vote of Security    Not Applicable
                         Holders

Item 5.          Other Information.
                         a) None

Item 6.          Exhibits and Reports on Form 8-K.
                         a) Exhibits -
                            99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                            99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                        b)  Reports on Form 8-K - None

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

    Date: April 25, 2003
                                                     /s/ Daniel P. McCartney
                                                     -----------------------
                                                         Daniel P. McCartney
                                                         Chief Executive Officer

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

    Date: April 25, 2003

                                                         /s/ James L. DiStefano
                                                         -----------------------
                                                         James L. DiStefano
                                                         Chief Financial Officer

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HEALTHCARE SERVICES GROUP, INC.
                                      -------------------------------

April 25, 2003                           /s/ Daniel P. McCartney
------------------------------           --------------------------------------
Date                                     DANIEL P. McCARTNEY, Chief
                                          Executive Officer



April 25, 2003                           /s/ Thomas A. Cook
------------------------------           --------------------------------------
Date                                     THOMAS A. COOK, President and
                                          Chief Operating Officer



April 25, 2003                           /s/ James L. DiStefano
------------------------------           --------------------------------------
Date                                     JAMES L. DiSTEFANO, Chief Financial
                                          Officer and Treasurer



April 25, 2003                           /s/ Richard W. Hudson
------------------------------           --------------------------------------
Date                                     RICHARD W. HUDSON, Vice
                                          President-Finance, Secretary and Chief
                                          Accounting Officer