Form 10-Q
period 2003-06-30
HEALTHCARE SERVICES GROUP INC
filed 2003-07-25
CIK 731012

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended June 30, 2003    Commission File Number 0-120152



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



           3220 Tillman Drive-Suite 300, Bensalem, Pennsylvania 19020
             (Address of principal executive office)    (Zip code)

Registrant's telephone number, including area code:    215-639-4274

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
        12 months o or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days.

                               YES  X        NO

        Indicate by check mark whether the registrant is an Accelerated Filer o as defined in Rule 12b-2 of the Exchange Act )

                               YES  X        NO

Number of shares of common stock, issued and outstanding as of July 25, 2003 is 11,323,921

                                     INDEX

PART I.                                               FINANCIAL INFORMATION                                                PAGE NO.

Item 1.       Financial Statements (Unaudited) Consolidated Balance Sheets as of June 30, 2003 and December 31,                   2
              2002

              Consolidated Statements of Income for the Three Months Ended June 30, 2003 and 2002                                 3

              Consolidated Statements of Income for the Six Months Ended June 30, 2003 and 2002                                   4

              Consolidated Statements of Cash Flows for the Six Months ended June 30, 2003 and 2002                               5

              Notes To Consolidated Financial Statements                                                                     6 - 12

Item 2.       Management's Discussion and Analysis of Financial Condition and Results Of Operations                         13 - 19

Item 3.       Quantitative and Qualitative Disclosure of Market Risks                                                            19

Item 4.       Controls and Procedures                                                                                            20

Part II.                                                OTHER INFORMATION                                                        21

              Exhibits - Certifications                                                                                     22 - 26

              Signatures                                                                                                         27

Consolidated Balance Sheets


                                                     (Unaudited)
                                                       June 30,     December 31,
                                                         2003           2002
                                                     ------------   ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                         $ 58,386,593   $ 48,320,098
   Accounts and notes receivable, less allowance
    for doubtful accounts of $4,587,000
    in 2003 and $7,323,000 in 2002                     50,912,920     51,554,372
   Prepaid income taxes                                                  883,282
   Inventories and supplies                             9,710,902      8,662,652
   Deferred income taxes                                2,115,075      3,021,724
   Prepaid expenses and other                           3,388,517      2,335,840
                                                     ------------   ------------
    Total current assets                              124,514,007    114,777,968
PROPERTY AND EQUIPMENT:
   Laundry and linen equipment installations            6,958,693      6,855,886
   Housekeeping and office equipment                   12,254,133     11,641,590
   Autos and trucks                                        85,489         85,489
                                                     ------------   ------------
                                                       19,298,315     18,582,965
   Less accumulated depreciation                       14,875,874     14,144,869
                                                     ------------   ------------
                                                        4,422,441      4,438,096
COST IN EXCESS OF FAIR VALUE OF NET ASSETS
ACQUIRED less accumulated
 amortization of $1,743,155 in 2003 and 2002            1,612,322      1,612,322
DEFERRED INCOME TAXES                                   2,479,114      1,955,365
OTHER NONCURRENT ASSETS, principally notes
receivable                                             11,435,053     11,512,558
                                                     ------------   ------------
                                                     $144,462,937   $134,296,309
                                                     ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                  $  5,727,340   $  7,201,543
   Accrued payroll, accrued and withheld payroll
   taxes                                               13,899,262     11,162,342
   Other accrued expenses                                 500,857        238,485
   Income taxes payable                                   528,500
   Accrued insurance claims                             2,338,577      1,953,198
                                                     ------------   ------------
    Total current liabilities                          22,994,536     20,555,568
ACCRUED INSURANCE CLAIMS                                7,015,731      5,859,593
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock, $0.1 par value: 30,000,000
    shares authorized, 11,743,880 shares
    issued in 2003 and 11,612,505 in 2002                 117,439        116,125
   Additional paid in capital                          31,000,944     29,675,340
   Retained earnings                                   87,013,195     81,806,772
   Common stock in treasury, at cost, 435,309
    shares in 2003 and 445,050 in 2002                 (3,678,908)    (3,717,089)
                                                     ------------   ------------
   Total stockholders' equity                         114,452,670    107,881,148
                                                     ------------   ------------
                                                     $144,462,937   $134,296,309
                                                     ============   ============


See accompanying notes.

Consolidated Statements of Income
(Unaudited)


                                                         For the Three Months
                                                            Ended June 30,
                                                          2003           2002
                                                       -----------   -----------
Revenues                                               $92,805,714   $82,066,566
Operating costs and expenses:
 Costs of services provided                             81,636,195    72,574,414
 Selling, general and administrative                     7,075,887     6,059,877
Other Income :
 Interest Income                                           190,878       196,412
                                                       -----------   -----------
Income before income taxes                               4,284,510     3,628,687
Income taxes                                             1,624,000     1,434,000
                                                       -----------   -----------
Net Income                                             $ 2,660,510   $ 2,194,687
                                                       ===========   ===========
Basic earnings per common share                        $      0.24   $      0.20
                                                       ===========   ===========
Diluted earnings per common share                      $      0.23   $      0.19
                                                       ===========   ===========


See accompanying notes

Consolidated Statements of Income
(Unaudited)


                                                      For the Six Months Ended
                                                              June 30,
                                                         2003           2002
                                                     ------------   ------------
Revenues                                             $182,337,066   $160,998,622
Operating costs and expenses:
 Costs of services provided                           160,327,050    142,297,159
 Selling, general and administrative                   13,872,674     12,099,290
Other income :
 Interest income                                          390,081        383,066
                                                     ------------   ------------
Income before income taxes                              8,527,423      6,985,239
Income taxes                                            3,321,000      2,760,000
                                                     ============   ============
Net income                                           $  5,206,423   $  4,225,239
                                                     ============   ============
Basic earnings per common share                      $       0.46   $       0.38
                                                     ============   ============
Diluted earnings per common share                    $       0.45   $       0.36
                                                     ============   ============


See accompanying notes

Consolidated Statements of Cash Flows
(Unaudited)


                                                       For the Six Months Ended
                                                               June 30,
                                                       -------------------------
                                                          2003           2002
                                                       -----------   -----------
Cash flows from operating activities:
Net income                                             $ 5,206,423   $ 4,225,239
Adjustments to reconcile net income to net cash
  used in operating activities:
 Depreciation and amortization                           1,016,865     1,090,803
 Bad debt provision                                      2,950,000     3,250,000
 Deferred income taxes (benefits)                          382,900    (1,251,900)
 Tax benefit of stock option transactions                  326,485       342,074
 Unrealized (gain) loss on SERP investments                 30,712        (4,174)
Changes in operating assets and liabilities:
 Accounts and notes receivable                          (2,308,548)   (3,954,767)
 Prepaid income taxes                                      883,282      (343,219)
 Inventories and supplies                               (1,048,250)     (281,953)
 Long term notes receivable                                532,560     1,055,094
 Accounts payable and other accrued expenses             1,248,176      (624,641)
 Accrued payroll, accrued and withheld payroll
  taxes                                                    482,112       291,082
 Accrued insurance claims                                1,541,517     1,007,609
 Income taxes payable                                      528,500            --
 Prepaid expenses and other assets                      (1,538,445)     (988,627)
                                                       -----------   -----------
 Net cash provided by operating activities              10,234,289     3,812,620
Cash flows from investing activities:
 Disposals of fixed assets                                 112,929        27,708
 Additions to property and equipment                    (1,114,138)     (986,468)
                                                       -----------   -----------
 Net cash used in investing activities                  (1,001,209)     (958,760)
Cash flows from financing activities:
 Purchase of Treasury stock                               (163,448)           --
 Proceeds from the exercise of stock options               996,863     1,225,489
                                                       -----------   -----------
 Net cash provided by investing activities                 833,415     1,225,489
                                                       -----------   -----------
Net increase in cash and cash equivalents               10,066,495     4,079,349
Cash and cash equivalents at beginning of the year      48,320,098    34,259,334
                                                       -----------   -----------
Cash and cash equivalents at end of period             $58,386,593   $38,338,683
                                                       ===========   ===========
Supplementary Cash Flow Information:
Issuance of 24,141 and 23,926 shares of Common
 Stock in 2003 and 2002, respectively pursuant to
 Employee Stock Purchase Plan                          $   205,199   $   129,649
                                                       ===========   ===========


See accompanying notes

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1 - Basis of Reporting

    The accompanying financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. However, in the opinion of Healthcare Services Group, Inc. ("we", "us", "our" or the "Company"), all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 2002 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 2002. The financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the quarters and six month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 - Other Contingencies

    The Company has an $18,000,000 bank line of credit under which it may draw to meet short-term liquidity requirements or for other purposes, that expires on September 30, 2003. The Company believes the line will be renewed at that time. Amounts drawn under the line are payable upon demand. At both June 30, 2003 and December 31, 2002, there were no borrowings under the line. However, at such dates, the Company had outstanding $14,500,000 of irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance program. As a result of the letters of credit issued, the amount available under the line was reduced by $14,500,000 at both June 30, 2003 and December 31, 2002.

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

    At December 31, 2002, the Company had receivables of approximately $4,000,000 ($1,500,000, net of reserves) from a client group currently in Chapter 11 bankruptcy proceedings. This client group filed a plan of reorganization which was confirmed by the Bankruptcy Court on May 12, 2003. The Company estimates that it will receive approximately $180,000 from this client group under such plan. The Company increased its bad debt provision and charged-off to the Allowance for Doubtful Accounts approximately $3,820,000 of such receivables during the first quarter of 2003.

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


                                                                       Housekeeping,
                                                                      laundry, linen
                                                                         and other          Food       Corporate and
                                                                         services         services     eliminations        Total
                                                                      --------------    -----------    -------------   ------------
Six Months Ended June 30, 2003
  ------------------------------
Revenues                                                               $153,942,154     $27,862,484     $   532,428    $182,337,066
Income before income taxes                                             $ 12,331,048     $ 1,031,128     $(4,834,753)(1)$  8,527,423

Six Months Ended June 30, 2002
  ------------------------------
Revenues                                                               $136,388,928     $24,039,804     $   569,890    $160,998,622


Income before income taxes                                               $11,354,747    $   823,097    $(5,192,605)(1)  $ 6,985,239
Quarter Ended June 30, 2003
Revenues                                                                 $78,363,077    $14,441,576    $        1,061   $92,805,714
Income before income taxes                                               $ 6,245,398    $   559,413    $(2,520,301)(1)  $ 4,284,510
Quarter Ended June 30, 2002
Revenues                                                                 $69,545,555    $12,631,551    $     (110,540)  $82,066,566
Income before income taxes                                               $ 5,873,323    $   317,767    $(2,562,403)(1)  $ 3,628,687


(1) represents primarily corporate office cost and related overhead, as well as certain operating expenses that are not allocated to the service operating segments.

    The Company earned revenue in the following service business categories:


                                                         For the quarter ended
                                                               June 30,
                                                       -------------------------
                                                          2003           2002
                                                       -----------   -----------
Housekeeping services                                  $55,319,200   $49,352,530
Laundry and linen services                              22,736,888    19,839,205
Food Services                                           14,361,554    12,472,287
Maintenance services and Other                             388,072       402,544
                                                       -----------   -----------
                                                       $92,805,714   $82,066,566
                                                       ===========   ===========



                                                      For the six months ended
                                                              June 30,
                                                     ---------------------------

                                                         2003           2002
                                                     ------------   ------------
Housekeeping services                                $109,124,971   $ 97,007,274
Laundry and linen services                             44,565,528     39,069,920
Food Services                                          27,908,515     23,895,097
Maintenance services and Other                            738,052      1,026,331
                                                     ------------   ------------
                                                     $182,337,066   $160,998,622
                                                     ============   ============


    The Company has one client, a nursing home chain, which in the six months ended June 30, 2003 and June 30, 2002 accounted for approximately 23% and 16%, respectively of consolidated revenues. With respect to such client, the Company derived revenues from both operating segments. Although the Company expects to continue its relationship with this client, the loss of such client would adversely affect the operations of the Company's two operating segments.


Note 4 - Earnings Per Common Share

A reconciliation of the numerator and denominator of basic and diluted earnings per common share is as follows:


                                                                                                 Quarter Ended June 30, 2003
                                                                                          -----------------------------------------
                                                                                                            Weighted
                                                                                             Income      Average Shares   Per-share
                                                                                          (Numerator)    (Denominator)      Amount
                                                                                          -----------    --------------   ---------
Net income                                                                                 $2,660,510
                                                                                          ===========
Basic earnings per common share                                                           $ 2,660,510      11,304,606       $ .24
Effect of dilutive securities:
 Options                                                                                                      413,801        (.01)
                                                                                          -----------      ----------       -----
Diluted earnings per Common share                                                         $ 2,660,510      11,718,407       $ .23
                                                                                          ===========      ==========       =====



                                                                                                 Quarter Ended June 30, 2002
                                                                                          -----------------------------------------
                                                                                                            Weighted
                                                                                             Income      Average Shares   Per-share
                                                                                          (Numerator)    (Denominator)      Amount
                                                                                          -----------    --------------   ---------
Net income                                                                                 $2,194,687
                                                                                           ==========
Basic earnings per common share                                                            $2,194,687      11,224,347       $ .20
Effect of dilutive securities:
 Options                                                                                                      594,460        (.01)
                                                                                           ----------      ----------       -----
Diluted earnings per Common share                                                          $2,194,687      11,818,807       $ .19
                                                                                           ==========      ==========       =====



                                                                                                Six Months Ended June 30, 2003
                                                                                          -----------------------------------------
                                                                                                            Weighted
                                                                                             Income      Average Shares   Per-share
                                                                                          (Numerator)    (Denominator)      Amount
                                                                                          -----------    --------------   ---------
Net income                                                                                 $5,206,423
                                                                                           ==========
Basic earnings per common share                                                            $5,206,423      11,275,091       $ .46
Effect of dilutive securities:
 Options                                                                                                      421,471        (.01)
                                                                                           ----------      ----------       -----
Diluted earnings per Common share                                                          $5,206,423      11,696,562       $ .45
                                                                                           ==========      ==========       =====


                                                                                                Six Months Ended June 30, 2002
                                                                                          -----------------------------------------
                                                                                                            Weighted
                                                                                             Income      Average Shares   Per-share
                                                                                          (Numerator)    (Denominator)      Amount
                                                                                          -----------    --------------   ---------
Net income                                                                                 $4,225,239
                                                                                           ==========
Basic earnings per common share                                                            $4,225,239      11,196,845       $ .38
Effect of dilutive securities: Options                                                                        499,029        (.02)
                                                                                           ----------      ----------       -----
Diluted earnings per Common share                                                          $4,225,239      11,695,874       $ .36
                                                                                           ==========      ==========       =====


No outstanding options were excluded at either June 30, 2003 or 2002 as none have an exercise price in excess of the average market value of the Company's Common Stock at such dates.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:


                                                                  (in thousands
                                                                   except per
                                                                   share data)
                                                                  Quarter Ended
                                                                    June 30,
                                                                 ---------------
                                                                  2003     2002
                                                                 ------   ------
Net income
 As reported                                                     $2,661   $2,195
Deduct:
 Total stock based employee compensation expense determined
  under fair value based method for all awards, net of
  related tax effects                                              (553)    (605)
                                                                 ------   ------
Pro forma net income                                             $2,108   $1,590
                                                                 ======   ======
Basic earnings per common share
 As reported                                                     $  .24   $  .20
 Pro forma                                                       $  .19   $  .14
Diluted earnings per common share
 As reported                                                     $  .23   $  .19
 Pro forma                                                       $  .18   $  .13



                                                               Six Months Ended
                                                                   June 30,
                                                               -----------------
                                                                2003       2002
                                                               -------   -------
Net income
 As reported                                                   $ 5,206   $ 4,225
Deduct:
 Total stock based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects                                    (1,383)   (1,514)
                                                               -------   -------
Pro forma net income                                           $ 3,823   $ 2,711
                                                               =======   =======
Basic earnings per common share
 As reported                                                   $   .46   $   .38
 Pro forma                                                     $   .34   $   .24
Diluted earnings per common share
 As reported                                                   $   .45   $   .36
 Pro forma                                                     $   .33   $   .23

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

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The Company believes that the adoption of SFAS No. 149 will not have a material effect on its financial position and results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 had no material effect on the Company's financial position and results of operations.

PART I.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated the percentage which certain items bear to revenues:


                                                                                                       Relation to Total Revenues
                                                                                                     ------------------------------
                                                                                                        For the        For the Six
                                                                                                     Quarter Ended    Months Ended
                                                                                                       June 30,         June 30,
                                                                                                     -------------    -------------
                                                                                                     2003     2002    2003     2002
                                                                                                    -----    -----    -----   -----
Revenues                                                                                            100.0%   100.0%   100.0%  100.0%
Operating costs and expenses:
 Costs of services provided                                                                          88.0     88.4     87.9    88.4
 Selling, general and
   administration                                                                                     7.6      7.4      7.6     7.5
 Interest income                                                                                       .2       .2       .2      .2
                                                                                                    -----    -----    -----   -----
Income before income taxes                                                                            4.6      4.4      4.7     4.3
Income taxes                                                                                          1.7      1.7      1.8     1.7
                                                                                                    -----    -----    -----   -----
Net income                                                                                            2.9%     2.7%     2.9%    2.6%
                                                                                                    =====    =====    =====   =====


    Revenues for the three and six month periods ended June 30, 2003 increased 13.1% and 13.3%, respectively compared to the corresponding 2002 periods. The growth in revenues is primarily a result of a net increase in service agreements entered into with new clients, as well as providing additional services to existing clients. Approximately 80% of the revenue growth, in each period, resulted from the Company's housekeeping, laundry and linen, and other services segment, with the remaining revenue growth being generated from the Company's food service segment. The Company believes that in 2003 both housekeeping, laundry, linen and other services, and food services' revenues, as a percentage of total revenues, will remain approximately the same as their respective 2002 percentages.

    The Company has one client, a nursing home chain, which in the six months ended June 30, 2003 and June 30, 2002 accounted for approximately 23% and 16%, respectively of consolidated revenues. With respect to such client, the Company derived revenues from both operating segments. Although the Company expects to continue its relationship with this client, the loss of such client would adversely affect the operations of the Company's two operating segments.

    Cost of services provided as a percentage of revenues decreased to 88.0 % for the second quarter of 2003 from 88.4 % in the corresponding 2002 quarter. The primary factors affecting specific variations in the 2003 cost of services provided as a percentage of revenue and its effect on the .4% decrease are as follows: decrease of .9% in health insurance and employee benefits, as well as decreases of .6% each in bad debt provision and labor costs; offsetting these decreases were increases of 1.0% and .7% in the cost of supplies consumed in providing services and workers' compensation insurance, respectively. The increase in cost of supplies was attributable to increase costs associated with the food service segment, whereas the increase in workers' compensation insurance resulted primarily from the effect of the acceleration in the timing of settlements made with, as well as increased payments to claimants under the plan.

    Cost of services provided as a percentage of revenues decreased to 87.9 % for the six month period ended June 30, 2003 from 88.4 % in the corresponding 2002 period. The primary factors affecting specific variations in the 2003 cost of services provided as a percentage of revenue and its effect on the .5% decrease are as follows: decreases of .8% and .4% in health insurance and employee benefits, and bad debt provision, respectively; offsetting these decreases was an increase of .7% in the cost of supplies consumed in providing services. The increase in cost of supplies was attributable to increase costs associated with the food service segment.

    Selling, general and administrative expenses as a percentage of revenue remained essentially unchanged at 7.6% in both the second quarter and six month period ended June 30, 2003 compared to 7.4% and 7.5% respectively, in the second quarter and six month period ended June 30, 2002.

    As a result of the matters discussed above, net income for both the second quarter and six month periods ended June 30, 2003 increased to 2.9% as a percentage of revenue compared to 2.7% and 2.6%, respectively in the comparable 2002 periods.

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

    In accordance with the risk of extending credit, the Company regularly evaluates its accounts and notes receivable for impairment or loss of value and, when appropriate, will provide in its Allowance for Doubtful Accounts for such receivables. The Company generally follows a policy of reserving for receivables from clients in bankruptcy, as well as clients with which the Company is in litigation for collection. Correspondingly, once the Company's recovery of a receivable is determined through either litigation, bankruptcy proceedings or negotiation at less than the recorded amount on its balance sheet, it will charge-off the applicable amount to the Allowance for Doubtful Accounts.

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

    At December 31, 2002, the Company had receivables of approximately $4,000,000 ($1,500,000, net of reserves) due from a client group currently in Chapter 11 bankruptcy proceedings. This client group filed a plan of reorganization which was confirmed by the Bankruptcy Court on May 12, 2003. The Company estimates that it will receive approximately $180,000 from this client group under such plan. The Company increased its bad debt provision and charged-off to the Allowance for Doubtful Accounts approximately $3,820,000 of such receivables during the first quarter of 2003.

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

Liquidity and Capital Resources

    At June 30, 2003 the Company had working capital and cash of $101,519,471 and $58,386,593, respectively, compared to December 31, 2002 working capital and cash of $94,222,400 and $48,320,098, respectively. The Company's current ratio at June 30, 2003 decreased slightly to 5.4 to 1 from 5.6 to 1 at December 31, 2002 primarily as a result of the timing of payments for payroll and payroll taxes.

    Management views the Company's cash and cash equivalents of $58,386,593 at June 30, 2003 as its principal measure of liquidity.

    The net cash provided by the Company's operating activities was $10,234,289 for the six month period ended June 30, 2003 as compared to net cash provided by operating activities of $3,812,620 in the same 2002 six month period. The principal sources of net cash flows from operating activities for the six month periods ended June 30, 2003 and 2002 were net income which has been reduced as a result of noncash charges to operations for bad debt provisions and depreciation and amortization. Additionally, in the six month period ended June 30, 2003 operating activities' cash flows were increased by the timing of payments for accrued insurance claims and accounts payable and other accrued expenses of $1,541,517 and $1,248,176, respectively. The operating activities that used the largest amount of cash during the six month periods ended June 30, 2003 and 2002 were net increases in accounts and notes receivable and long term notes receivable of $1,775,988 and $2,899,673, respectively. The net increases in these amounts resulted primarily from the growth in the Company's revenues, as well as the timing of collections from clients. Additionally, operating cash flows in the six month period ended June 30, 2003 were negatively impacted by a $1,538,445 increase in prepaid expenses and other assets. These cash flows were the result of the timing of such payments. Operating activities' cash flows in the six month period ended June 30, 2002 were reduced as a result of an increase of $988,627 in prepaid expenses and other assets, and a decrease of $624,639 in accounts payable and other accrued expenses. The respective uses of cash resulted primarily from the timing of such payments.

    The Company's principal use of cash in investing activities in each of the six month periods ended June 30, 2003 and 2002, respectively was the purchase of housekeeping equipment and computer software and equipment.

    We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of the our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. The Balance Budget Act of 1997 ("BBA") changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998, of a Medicare Prospective Payment System ("PPS") for skilled nursing facilities which significantly changed the reimbursement procedures and the amounts of reimbursement they receive. Many of our clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates. Therefore, they have been and continue to be adversely affected by changes in applicable laws and regulations, as well as other trends in the long-term care industry. This has resulted in certain of our clients filing for bankruptcy protection. Others may follow.

    These factors, in addition to delays in payments from clients have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we converts the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At June 30, 2003 and December 31, 2002, we had approximately, net of reserves, $13,984,000 and $14,385,000, respectively of such notes outstanding. In some instances we obtain a security interest in certain of the debtors' assets. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that the restructuring provides it with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

    We have had varying collection experience with respect to its accounts and notes receivable. When contractual terms are not met, we generally encounters difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those in bankruptcy, those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $2,950,000 and $3,250,000 in the six month periods ended June 30, 2003 and 2002, respectively. These provisions represent approximately 1.6% and 1.8%, as a percentage of revenue for such respective periods. In making its credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, management considers the general collection risk associated with trends in the long-term care industry. We also establishes credit limits, as well as performing ongoing credit evaluation and account monitoring procedures to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience such significant impact in their cash flows, it could have a material adverse effect on our results of operations and financial condition.

    At December 31, 2002, the Company had receivables of approximately $4,000,000 ($1,500,000, net of reserves) from a client group currently in Chapter 11 bankruptcy proceedings. This client group filed a plan of reorganization which was confirmed by the Bankruptcy Court on May 12, 2003. The Company estimates that it will receive approximately $180,000 from this client group under such plan. The Company increased its bad debt provision and charged-off to the Allowance for Doubtful Accounts approximately $3,820,000 of such receivables during the first quarter of 2003.

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

    The Company has an $18,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow. This facility expires on September 30, 2003. The Company believes the line will be renewed at that time. Amounts drawn under the line are payable on demand. At June 30, 2003, there were no borrowings under the line. However, at such date, the Company had outstanding $14,500,000 of irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance program. As a result of the letters of credit issued, the amount available under the line was reduced by $14,500,000 at June 30, 2003.

    The level of capital expenditures by the Company is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment, laundry and linen equipment installations, and computer hardware and software. Although the Company has no specific material commitments for capital expenditures through the end of calendar year 2003, it estimates that it will incur capital expenditures of approximately $2,500,000 during this period in connection with housekeeping equipment and laundry and linen equipment installations in its clients' facilities, as well as expenditures relating to internal data processing hardware and software requirements. The Company believes that its cash from operations, existing balances and credit line will be adequate for the foreseeable future to satisfy the needs of its operations and to fund its continued growth. However, should cash flows from current operations not be sufficient, the Company would utilize its existing working capital and if necessary seek to obtain necessary working capital from such sources as long-term debt or equity financing.

    During the 2003 second quarter, the Company purchased on the open market 14,400 shares of its common stock at an average price of $11.34 per common share. At June 30, 2003, the Company remains authorized to purchase up to 589,500 shares of its outstanding common stock pursuant to previous Board of Directors' action.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company's exposure to market risk is not significant.

Cautionary Statements Regarding Forward Looking Statements

    Certain matters discussed include forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; one client accounting for approximately 23% of revenues in the six month period ended June 30, 2003; our claims experience related to workers' compensation and general liability insurance; the effects of changes in laws and regulations governing the industry and risk factors described in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002 in Part I thereof under "Government Regulation of Clients", "Competition" and "Service Agreements/Collections". Many of our clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which have been and continue to be adversely affected by the change in Medicare payments under the 1997 enactment of Prospective Payment System ("PPS"). That change, and lack of substantive reimbursement funding rate reform legislation, as well as other trends in the long-term care industry have resulted in certain of our clients filing for bankruptcy protection. Others may follow. Any decisions by the government to discontinue or adversely modify legislation related to reimbursement funding rates will have a material adverse affect on our clients. These factors, in addition to delays in payments from clients have resulted in and could continue to result in significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing services could not be passed on to clients.

    In addition, we believe that to improve our financial performance we must continue to obtain service agreements with new clients, provide new services to existing clients, achieve modest price increases on current service agreements with existing clients and maintain internal cost reduction strategies at the various operational levels of the Company. Furthermore, we believe that our ability to sustain the internal development of managerial personnel is an important factor impacting future operating results and successfully executing projected growth strategies.

Effects of Inflation

    We believe that it will be able to recover increases in costs attributable to inflation by passing through such cost increases to its clients.

ITEM 4 - CONTROLS AND PROCEDURES

    Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information, relating to the Company (including its consolidated subsidiaries), required to be included in the Company's periodic Securities and Exchange Commission filings. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 1.                   Legal Proceedings.                     Not Applicable

Item 2.                   Changes in Securities.                 Not Applicable

Item 3.                   Defaults under Senior Securities.      Not Applicable

Item 4.                   Submission of Matters to a Vote of Security Holders

        c) The Company's Annual Meeting of Shareholders was held on May 27, 2003. The results are as follows:

               (1) All of management's nominees for directors were elected as follows:

                               Shares Voted                 Withheld
                                  "FOR"
                                7,386,578                   1,744,858

               (2) Proposal to approve and adopt an amendment to the Company's 2002 Stock Option Plan was approved as follows:

                          Shares Voted       Shares Voted        Shares
                             "FOR"            "AGAINST"       "ABSTAINING"
                           7,692,422          1,431,828          7,186

               (3) Proposal to approve and ratify selection of Grant Thornton LLP as the independent certified public accountants of the Company for its current fiscal year ending December 31, 2003as approved as follows.

                         Shares Voted        Shares Voted        Shares
                            "FOR"              "AGAINST"      "ABSTAINING"
                          9,095,069             33,535           2,832

Item 5.           Other Information.
                  a)   None

Item 6.           Exhibits and Reports on Form 8-K.
                  a)   Exhibits -

                       31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                       31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                       32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                       32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  b)   Reports on Form 8-K - None

CERTIFICATIONS

Exhibit 31.1

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

        4. The registrants other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

               a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation and;

               c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors.

               a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting

Date: July 25, 2003

                                                 /s/ Daniel P.McCartney
                                                 Daniel P.McCartney
                                                 Chief Executive Officer

Exhibit 31.2

I, James L. DiStefano, Chief Financial Officer, certify that:

6. I have reviewed this quarterly report on Form 10-Q of Healthcare Services Group, Inc.;

7. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

8. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

9. The registrants other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

        a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation and;

        c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

10. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors.

        a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting

Date: July 25, 2003


                                                 /s/ James L. DiStefano
                                                 James L. DiStefano
                                                 Chief Financial Officer

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         HEALTHCARE SERVICES GROUP, INC.

July 25, 2003            /s/ Daniel P. McCartney
Date                     DANIEL P. McCARTNEY, Chief
                         Executive Officer

July 25, 2003            /s/ Thomas A. Cook
Date                     THOMAS A. COOK, President and
                         Chief Operating Officer

July 25, 2003            /s/ James L. DiStefano
Date                     JAMES L. DiSTEFANO, Chief Financial
                         Officer and Treasurer

July 25, 2003            /s/ Richard W. Hudson
Date                     RICHARD W. HUDSON, Vice
                         President-Finance, Secretary and Chief
                         Accounting Officer