Form 10-Q
period 2003-09-30
HEALTHCARE SERVICES GROUP INC
filed 2003-10-27
CIK 731012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2003            Commission File Number  0-120152
                  ------------------                                    --------

                         HEALTHCARE SERVICES GROUP, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                      23-2018365
---------------------------------                   ----------------------------
(State or other jurisdiction                             (IRS Employer
of  incorporation or organization)                    Identification number)


           3220 Tillman Drive-Suite 300, Bensalem, Pennsylvania 19020
          ------------------------------------------------------------
               (Address of principal executive office) (Zip code)

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

                  YES     X         NO
                        -----         -----

            Indicate by check mark whether the registrant is an Accelerated Filer (as defined in Rule 12b-2 of the Exchange Act)

                  YES     X         NO
                        -----         -----

Number of shares of common stock, issued and outstanding as of October 24, 2003 is 11,413,919

                                      INDEX

PART I.        FINANCIAL INFORMATION                                    PAGE NO.
               ---------------------                                    --------

Item 1.   Financial Statements (Unaudited)
          Consolidated Balance Sheets as of
          September 30, 2003 and   December 31, 2002                           2
          Consolidated Statements of Income for the Three Months
          Ended September 30, 2003 and 2002                                    3
          Consolidated Statements of Income for the Nine Months Ended
          September 30, 2003 and 2002                                          4
          Consolidated Statements of Cash Flows for the Nine Months
          ended September 30, 2003 and 2002                                    5
          Consolidated Statement of Stockholders' Equity as of
          September 30, 2003                                                   6
          Notes To Consolidated Financial Statements                      7 - 13

Item 2.   Management's  Discussion and Analysis of Financial
          Condition and Results Of Operations                            14 - 20

Item 3.   Quantitative and Qualitative Disclosure of Market Risks             21
Item 4.   Controls and Procedures                                             22

Part II.                       Other Information                              23
--------                       -----------------

          Signatures                                                          24

          Exhibits - Certifications                                      25 - 28

                                 Consolidated Balance Sheets



                                                                                    (Unaudited)
                                                                                   September 30,       December 31,
                                                                                       2003               2002
                                                                                ---------------------------------
ASSETS
CURRENT ASSETS:
          Cash and cash equivalents                                             $  58,672,887       $  48,320,098
          Accounts and notes  receivable, less allowance for doubtful
            accounts of $4,641,000 in 2003 and $7,323,000 in 2002                  52,099,661          51,554,373
          Prepaid income taxes                                                                            883,282
          Inventories and supplies                                                  9,692,172           8,662,652
          Deferred income taxes                                                     2,310,626           3,021,724
          Prepaid expenses and other                                                3,451,960           2,335,840
                                                                                -------------       -------------
              Total current assets                                                126,227,306         114,777,969
PROPERTY AND EQUIPMENT:
          Laundry and linen equipment installations                                 4,928,583           6,855,886
          Housekeeping and office equipment                                        12,605,175          11,641,590
          Autos and trucks                                                             79,639              85,489
                                                                                -------------       -------------
                                                                                   17,613,397          18,582,965
          Less accumulated depreciation                                            13,202,288          14,144,869
                                                                                -------------       -------------
                                                                                    4,411,109           4,438,096
COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED less
  accumulated amortization of $1,743,155 in 2003 and 2002                           1,612,322           1,612,322
DEFERRED INCOME TAXES                                                               2,772,663           1,955,365
OTHER NONCURRENT ASSETS, principally notes receivable                              10,814,371          11,512,558
                                                                                -------------       -------------
                                                                                $ 145,837,771       $ 134,296,310
                                                                                =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
              Accounts payable                                                  $   8,665,022       $   7,201,543
              Accrued payroll, accrued and withheld payroll taxes                   7,881,538          11,162,342
              Other accrued expenses                                                  640,463             238,485
              Income taxes payable                                                    699,937
              Accrued insurance claims                                              2,542,472           1,953,198
                                                                                -------------       -------------
              Total current liabilities                                            20,429,432          20,555,568

ACCRUED INSURANCE CLAIMS                                                            7,627,415           5,859,593
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
              Common stock, $.01 par value: 30,000,000 shares authorized,
               11,838,502 shares issued in 2003 and 11,612,505 in 2002.               118,385             116,125
              Additional paid in capital                                           32,211,612          29,675,341
              Retained earnings                                                    89,129,615          81,806,772
              Common stock in treasury, at cost, 435,283 shares in 2003 and
               445,050 in 2002                                                    (3,678,688)         (3,717,089)
                                                                                -------------       -------------
              Total stockholders' equity                                          117,780,924         107,881,148
                                                                                -------------       -------------
                                                                                $ 145,837,771       $ 134,296,310
                                                                                =============       =============
              See accompanying notes.


                                 Consolidated Statements of Income
                                          (Unaudited)


                                                                      For the Three Months Ended September 30,
                                                                        2003                            2002
                                                                    ------------                    -------------
Revenues                                                             $95,878,338                      $83,044,730
Operating costs and expenses:
  Costs of services provided                                          84,347,689                       73,012,961
  Selling, general and administrative                                  7,413,050                        6,494,315
Other Income:
  Interest Income                                                        368,610                          117,132
                                                                     -----------                      -----------
Income before income taxes                                             4,486,209                        3,654,586

Income taxes                                                           1,683,000                        1,444,000
                                                                     -----------                      -----------
Net Income                                                           $ 2,803,209                      $ 2,210,586
                                                                     ===========                      ===========
Basic earnings per common share                                           $ 0.25                           $ 0.20
                                                                     ===========                      ===========
Diluted earnings per common share                                         $ 0.24                           $ 0.19
                                                                     ===========                      ===========
Dividends paid per common share                                           $ 0.06                             $ --
                                                                     ===========                      ===========
See accompanying notes

                                 Consolidated Statements of Income
                                          (Unaudited)


                                                                       For the nine months ended September 30,
                                                                        2003                             2002
                                                                     -----------                      -----------
Revenues                                                            $278,215,404                     $244,043,351
Operating costs and expenses:
  Costs of services provided                                         244,674,740                      215,310,120
  Selling, general and administrative                                 21,285,724                       18,593,605
Other income:
  Interest income                                                       758,692                           500,198
                                                                     -----------                      -----------

Income before income taxes                                            13,013,632                       10,639,824

Income taxes                                                           5,004,000                        4,204,000
                                                                     -----------                      -----------

Net income                                                          $  8,009,632                     $  6,435,824
                                                                     ===========                      ===========

Basic earnings per common share                                     $       0.71                     $       0.57
                                                                     ===========                      ===========

Diluted earnings per common share                                   $       0.68                     $       0.55
                                                                     ===========                      ===========

Dividends paid per common share                                     $       0.06                     $         --
                                                                     ===========                      ===========


See accompanying notes

                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                           For the Nine Months Ended
                                                                  September 30,
                                                          --------------------------------
                                                              2003                2002
                                                          --------------     -------------
Cash flows from operating activities:
  Net Income                                               $ 8,009,632       $  6,435,824
   Adjustments to reconcile net income
    to net cash used in operating activities:
      Depreciation                                           1,427,521          1,533,881
      Bad debt provision                                     3,800,000          4,950,000
      Deferred income taxes                                   (106,200)        (2,222,700)
      Tax benefit of stock option transactions                 682,356            509,295
      Unrealized (gain) loss on SERP Investments              (132,655)            77,088
   Changes in operating assets and liabilities:
      Accounts and notes receivable                         (4,345,288)        (2,345,156)
      Prepaid income taxes                                     883,282              8,188
      Inventories and supplies                              (1,029,520)          (361,585)
      Long-term notes receivable                             1,553,653          1,167,765
      Accounts payable and other accrued expenses            1,865,459            197,122
      Accrued payroll, accrued and withheld payroll
       taxes                                                (3,075,605)        (3,430,840)
      Income taxes payable                                     699,937            937,250
      Accrued insurance claims                               2,357,096          1,328,731
      Prepaid expenses and other assets                     (1,838,932)          (829,050)
                                                          ------------       ------------
        Net cash provided by operating activities           10,750,736          7,955,813
                                                          ------------       ------------
Cash flows from investing activities:
  Proceeds from disposals of fixed assets                      149,154             74,406
  Additions to property and equipment                       (1,549,688)        (1,371,038)
                                                          ------------       ------------
        Net cash used in investing activities               (1,400,534)        (1,296,632)
                                                          ------------       ------------
Cash flows from financing activities:
  Purchase of treasury stock                                  (163,448)          (342,157)
  Proceeds from the exercise of stock options                1,852,402          1,716,755
  Dividends paid                                              (686,789)                --
  Reissuance of Treasury Stock                                     422                 --
                                                          ------------       ------------
        Net cash provided by financing activities            1,002,587          1,374,598
                                                          ------------       ------------
Net increase in cash and cash equivalents                   10,352,789          8,033,779
Cash and cash equivalents at beginning of the year          48,320,098         34,259,334
                                                          ------------       ------------
Cash and cash equivalents at end of the period            $ 58,672,887       $ 42,293,113
                                                          ============       ============
Supplementary Cash Flow Information:
Issuance of 24,141 shares of Common Stock in 2003 and
 23,926 shares of Common Stock in 2002 pursuant to
 Employee Stock Purchase Plan                             $    205,199       $    129,649
                                                          ============       ============

See accompanying notes
                                      -5-


                                 Consolidated Statements of Stockholders' Equity
                                                  (Unaudited)
                                                                             Additional                                  Total
                                                         Common Stock         Paid-in      Retained      Treasury     Stockholders'
                                                    Shares        Amount      Capital      Earnings       Stock         Equity
                                                    ------        ------     ----------    --------      --------     ------------
Balance, December 31, 2002                         11,612,505    $116,125  $29,675,341   $81,806,772  ($3,717,089)   $107,881,149

Net income nine months ended September 30, 2003                                            8,009,632                   $8,009,632

Exercise of stock options                             225,997       2,260    1,850,142                                 $1,852,402

Tax benefit arising from stock transaction                                     682,356                                   $682,356

Purchase of common stock for treasury (14,400 shs)                                                       (163,448)      ($163,448)

Issued pursuant to Employee Stock Purchase Plan                                  3,570                    201,630        $205,200

Dividends paid                                                                              (686,789)                   ($686,789)

Issued pursuant to Dividend Reinvestment Plan                                      203                        219            $422

Balance, September 30, 2003                        11,838,502    $118,385   $32,211,612  $89,129,615  ($3,678,688)   $117,780,924

See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 -  Basis of Reporting

         The accompanying financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 2002 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 2002. The financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the quarters and nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 -   Other Contingencies

         The Company has an $18,000,000 bank line of credit under which it may draw to meet short-term liquidity requirements or for other purposes, that expires on January 31, 2005. The Company believes the line will be renewed at that time. Amounts drawn under the line are payable upon demand. At both September 30, 2003 and December 31, 2002, there were no borrowings under the line. However, at such dates, the Company had outstanding $14,500,000 of irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance program. As a result of the letters of credit issued, the amount available under the line was reduced by $14,500,000 at both September 30, 2003 and December 31, 2002.

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

         At December 31, 2002, the Company had receivables of approximately $4,000,000 ($1,500,000, net of reserves) from a client group currently in Chapter 11 bankruptcy proceedings. During the first quarter of 2003, this client group filed a plan of reorganization which was confirmed by the Bankruptcy Court on May 12, 2003. The Company estimates that it will receive approximately $180,000 from this client group under such plan. The Company increased its bad debt provision and charged-off to the Allowance for Doubtful Accounts approximately $3,820,000 of such receivables during the first quarter of 2003.

Note 3 -   Segment Information

         The Company manages and evaluates its operations in two reportable operating segments: (i) housekeeping, laundry, linen and other services, and
(ii) food service. Although both segments serve the same client base and share many operational similarities, they are managed separately due to distinct differences in the type of service provided, as well as the specialized expertise required of the professional management personnel responsible for delivering the respective segments' services. The Company considers the various services provided within the housekeeping, laundry, linen and other services' segment to be one reportable operating segment since such services are rendered pursuant to a single service agreement and the delivery of such services is managed by the same management personnel.

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

         The housekeeping, laundry, linen and other services' segment provides services in Canada, although essentially all of its revenues and net income, 99% in each operating segments, are earned in one geographic area, the United States.

                                    Housekeeping,
                                   laundry, linen
                                     and other           Food           Corporate and
                                     services           services         eliminations       Total
                                   --------------       --------        -------------       -----
Nine Months Ended
   September 30, 2003
Revenues                            $234,243,575     $ 44,319,601     $   (347,772)     $278,215,404
Income before income
   taxes                            $ 17,939,821     $  1,348,655     $ (6,274,844)(1)  $ 13,013,632

Nine Months Ended
   September 30, 2002
Revenues                            $206,571,578     $ 37,679,260     $   (207,487)     $244,043,351
Income before income
   taxes                            $ 16,826,225     $  1,071,799     $ (7,258,200)(1)  $ 10,639,824

Quarter Ended
  September 30, 2003
Revenues                 $ 80,301,521     $ 16,457,117     $   (880,300)     $ 95,878,338
Income before income
   taxes                 $  5,608,773     $    317,527     $( 1,440,091)(1)  $  4,486,209

Quarter Ended
   September 30, 2002
Revenues                 $ 70,182,650     $ 13,639,456     $   (777,376)     $ 83,044,730
Income before income
   taxes                 $  5,489,371     $    230,809     $ (2,065,594)(1)  $  3,654,586




    (1) represents primarily corporate office cost and related overhead, as well as certain operating expenses that are not allocated to the service operating segments.

The Company earned revenue in the following service categories:

                               For the quarter ended September 30,
                               -----------------------------------
                                      2003           2002
                                  ------------   ------------
Housekeeping services             $ 55,628,692   $ 49,414,525
Laundry and linen services          23,708,141     19,924,367
Food Services                       16,152,997     13,424,120
Maintenance services
  and Other                            388,508        281,718
                                  ------------   ------------

                                  $ 95,878,338   $ 83,044,730
                                  ============   ============

                             For the nine months ended September 30,
                             ---------------------------------------
                                     2003           2002
                                  ------------   ------------
Housekeeping services             $164,753,663   $146,421,798
Laundry and linen services          68,273,669     58,994,287
Food Services                       44,061,512     37,319,217
Maintenance services
  and Other                          1,126,560      1,308,049
                                  ------------   ------------

                                  $278,215,404   $244,043,351
                                  ============   ============


         The Company has one client, a nursing home chain, which in the nine months ended September 30, 2003 and September 30, 2002 accounted for approximately 23% and 16%, respectively of consolidated revenues. With respect to such client, the Company derived revenues from both operating segments. Although the Company expects to continue its relationship with this client, the loss of such client would adversely affect the operations of the Company's two operating segments.

Note 4 -   Earnings Per Common Share

         A reconciliation of the numerator and denominator of basic and diluted earnings per common share is as follows:

                                                   Quarter Ended September 30, 2003
                                                   --------------------------------
                                                                Weighted
                                              Income         Average Shares   Per-share
                                            (Numerator)      (Denominator)     Amount
                                            -----------      --------------   ---------
Net income                                 $ 2,803,209
                                           ===========
Basic earnings per
      common share                         $ 2,803,209        11,406,417      $    .25
Effect of dilutive securities:
       Options                                                   523,010          (.01)
                                           -----------        ----------      ---------
Diluted earnings per
       Common share                        $ 2,803,209        11,929,427      $    .24
                                           ===========        ==========      =========

                                                    Quarter Ended September 30, 2002
                                                    --------------------------------
                                                                Weighted
                                              Income         Average Shares   Per-share
                                            (Numerator)      (Denominator)     Amount
                                            -----------      --------------   ---------
Net income                                 $ 2,210,586
                                           ===========
Basic earnings per
      common share                         $ 2,210,586        11,317,662      $    .20
Effect of dilutive securities:
       Options                                                   528,232          (.01)
                                           -----------        ----------      --------
Diluted earnings per
       Common share                        $ 2,210,586        11,845,894      $    .19
                                           ===========        ==========      ========



                                               Nine Months Ended September 30, 2003
                                               ------------------------------------
                                                             Weighted
                                              Income      Average Shares   Per-share
                                            (Numerator)   (Denominator)      Amount
                                            -----------   --------------   ---------
Net income                                 $ 8,009,632
                                           ===========
Basic earnings per
      common share                         $ 8,009,632        11,319,027      $    .71
Effect of dilutive securities:
       Options                                                   455,317          (.03)
                                           -----------        ----------      --------
Diluted earnings per
       Common share                        $ 8,009,632        11,774,344      $    .68
                                           ===========        ==========      ========



                                                Nine Months Ended September 30, 2002
                                           -----------------------------------------------
                                                                 Weighted
                                              Income          Average Shares     Per-share
                                            (Numerator)       (Denominator)       Amount
                                            -----------       --------------     ---------
Net income                                  $6,435,824
                                           ===========
Basic earnings per
      common share                          $6,435,824        11,237,560      $      .57
Effect of dilutive securities:
       Options                                                   508,763            (.02)
                                           -----------        ----------      ----------
Diluted earnings per
       Common share                         $6,435,824        11,746,323      $      .55
                                           ===========        ==========      ==========

No outstanding options were excluded at either September 30, 2003 or 2002 as none have an exercise price in excess of the average market value of the Company's Common Stock at such dates.



Note 5 - Stock Based Compensation

         As permitted by the Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, or in Conjunction With Selling Goods or Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

         In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company continues to apply the intrinsic-value based method to account for stock options and comply with the new disclosure requirements beginning with the first quarter of its fiscal year ending December 31, 2003.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:


                                                    Quarter Ended September 30,
                                                   ----------------------------
                                                      2002            2003
                                                      ----            ----
Net income
        As reported                                $2,803,209       $2,210,586
Deduct:
       Total stock based employee compensation
       expense determined under fair value based
       method for all awards, net of related
       tax effects                                       -0-               -0-
                                                   ----------       ----------
Pro forma net income                               $2,803,209       $2,210,586
                                                   ==========       ==========

Basic earnings per common share
        As reported                                    $  .25         $  .20
        Pro forma                                      $  .25         $  .20


Diluted earnings per common share
        As reported                                    $  .24         $  .19
        Pro forma                                      $  .24         $  .19


                                               Nine Months Ended September 30,
                                               -------------------------------
                                                   2002               2003
                                                   ----               ----
Net income
        As reported                             $8,009,632        $6,435,824
Deduct:
       Total stock based employee
       compensation expense determined
       under fair value based method
       for all awards, net of related
       tax effects                              (1,382,884)       (1,513,855)
                                                ----------        -----------
Pro forma net income                            $6,626,748        $4,921,969
                                                ==========        ===========

Basic earnings per common share
        As reported                               $    .71           $   .57
        Pro forma                                 $    .59           $   .44
Diluted earnings per common share
        As reported                               $    .68           $   .55
        Pro forma                                 $    .56           $   .42

Note 6 -   Recent Accounting Pronouncements

         In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized at their fair values when the liabilities are incurred. Under previous guidance, liabilities for certain exit costs were recognized at the date that management committed to an exit plan, which is generally before the actual liabilities are incurred. As SFAS No. 146 is effective only for exit or disposal activities initiated after December 31, 2002, the adoption of this statement did not have a material effect on the Company's financial statements. In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The adoption of SFAS No. 149 did not have a material effect on its financial position and results of operations.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's financial position and results of operations.

PART I.

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage which certain items bear to revenues:


                                          Relation to Total Revenues
                      For the Quarter Ended Sept 30,  For the Nine Months Ended Sept 30,
                      -------------------------------------------------------------------
                                   2003           2002        2003          2002
                                   ----           ----        ----          ----
Revenues                          100.0%        100.0%       100.0%         100.0%
Operating costs and expenses:
  Costs of services provided       88.0          87.9         88.0           88.2
  Selling, general and
     administration                 7.7           7.8          7.6            7.6
Interest income                      .4            .1           .3             .2
                                  ------        ------       -----          -----
Income before income taxes          4.7           4.4          4.7            4.4
                                  ------        ------       -----          -----
Income taxes                        1.8           1.7          1.8            1.7
                                  ------        ------       -----          -----
Net income                          2.9%          2.7%         2.9%           2.7%
                                  ======        ======       =====          =====

         Revenues for the three and nine month periods ended September 30, 2003 increased 15.5% and 14.0%, respectively, compared to the corresponding 2002 periods. The growth in revenues is primarily a result of a net increase in service agreements entered into with new clients, as well as providing additional services to existing clients. Approximately 80% of the revenue growth, in each period, resulted from the Company's housekeeping, laundry and linen, and other services segment, with the remaining revenue growth being generated from the Company's food service segment. The Company believes that in 2003 both housekeeping, laundry, linen and other services, and food services' revenues, as a percentage of total revenues, will remain approximately the same as their respective 2002 percentages.

         The Company has one client, a nursing home chain, which in the nine months ended September 30, 2003 and September 30, 2002 accounted for approximately 23% and 16%, respectively of consolidated revenues. With respect to such client, the Company derived revenues from both operating segments. Although the Company expects to continue its relationship with this client, the loss of such client would adversely affect the operations of the Company's two operating segments.

         Cost of services provided as a percentage of revenues remained essentially unchanged at 88.0 % for the third quarter of 2003 compared to 87.9 % in the corresponding 2002 quarter. The primary factors affecting specific variations in the 2003 cost of services provided as a percentage of revenue and its effect on the .1% change are as follows: increases of 1.3% and .7% in the cost of supplies consumed in providing services and workers' compensation insurance, respectively. The increase in cost of supplies was primarily attributable to price increases. The increase in workers' compensation insurance resulted primarily from the effect of the acceleration in the timing of settlements made with, as well as increased payments to claimants under the plan; offsetting these increases was a decrease of 1.2% in bad debt provision;

         Cost of services provided as a percentage of revenues decreased to 88.0% for the nine month period ended September 30, 2003 from 88.2% in the corresponding 2002 period. The primary factors affecting specific variations in the 2003 cost of services provided as a percentage of revenue and its effect on the .2% decrease are as follows: decreases of .7% and .6% in the bad debt provision, and health insurance and employee benefits, respectively; offsetting these decreases were increases of .9% and .5% in the cost of supplies consumed in providing services, and workers' compensation insurance. The increase in cost of supplies was primarily attributable to price increases. The increase in workers' compensation insurance resulted primarily from the effect of the acceleration in the timing of settlements made with, as well as increased payments to claimants under the plan.

         Selling, general and administrative expenses as a percentage of revenue remained essentially unchanged at 7.7% and 7.6% in the third quarter and nine month period ended September 30, 2003, respectively, compared to 7.8% and 7.6% in the third quarter and nine month period ended September 30, 2002, respectively.

         As a result of the matters discussed above, net income for both the third quarter and nine month period ended September 30, 2003 increased to 2.9% as a percentage of revenue compared to 2.7% in both of the comparable 2002 periods.

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

         At December 31, 2002, the Company had receivables of approximately $4,000,000 ($1,500,000, net of reserves) due from a client group currently in Chapter 11 bankruptcy proceedings. During the first quarter of 2003, this client group filed a plan of reorganization which was confirmed by the Bankruptcy Court on May 12, 2003. The Company estimates that it will receive approximately $180,000 from this client group under such plan. The Company increased its bad debt provision, and charged-off to the Allowance for Doubtful Accounts approximately $3,820,000 of such receivables during the first quarter of 2003.

Accrued Insurance Claims

         The Company currently has a Paid Loss Retrospective Insurance Plan for general liability and workers' compensation insurance. Under these plans, pre-determined loss limits are arranged with an insurance company to limit both the Company's per occurrence cash outlay and annual insurance plan cost.

         For workers' compensation, the Company records a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of the Company's historical data, open claims and actuarial analysis done by an independent specialist. The present value of the payout is determined by applying an 8% discount factor against the estimated remaining pay-out period.

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


Liquidity and Capital Resources

         At September 30, 2003 the Company had working capital and cash of $105,797,874 and $58,672,887, respectively, which represent increases of 12% and 22%, respectively in working capital and cash as compared to December 31, 2002 working capital and cash of $94,222,400 and $48,320,098, respectively. The Company's current ratio at September 30, 2003 increased to 6.2 to 1 from 5.6 to 1 at December 31, 2002.

         Management views the Company's cash and cash equivalents of $58,672,887 at September 30, 2003 as its principal measure of liquidity.

         The net cash provided by the Company's operating activities was $10,750,736 for the nine month period ended September 30, 2003. The principal sources of net cash flows from operating activities for the nine month periods ended 2003 was net income which has been reduced as a result of noncash charges to operations for bad debt provisions and depreciation. Additionally, operating activities' cash flows were increased by the timing of payments for accrued insurance claims and accounts payable and other accrued expenses of $2,357,096 and $1,865,459, respectively. The operating activities that used the largest amount of cash during the nine month periods ended September 30, 2003 were net increases in accounts and notes receivable and long term notes receivable of $2,791,635. The net increases in these amounts resulted primarily from the growth in the Company's revenues, as well as the timing of collections from clients. Additionally, operating cash flows in the nine month period ended September 30, 2003 were negatively impacted by a $3,075,605 increase in accrued payroll, accrued and withheld payroll taxes, as well as a $1,838,932 increase in prepaid expenses and other assets. These cash flows' decreases were primarily the result of the timing of such payments.

         The net cash provided by the Company's operating activities was $7,955,813 for the nine month period ended September 30, 2002. The principal sources of net cash flows from operating activities for the nine month period ended September 30, 2002 was net income which has been reduced as a result of noncash charges to operations for bad debt provisions and depreciation. Additionally, cash flows in the nine month period ended September 30, 2002 were increased by the timing of payments for accrued insurance claims of $1,328,731. Operating activities' cash flows were reduced in the 2002 period as a result of an increase of $3,430,840 in accrued payroll, accrued and withheld payroll taxes, as a result from the timing of such payments.

         The Company's principal use of cash in investing activities in each of the nine month periods ended September 30, 2003 and 2002, respectively was the purchase of housekeeping equipment and computer software and equipment.

         Although, there were no purchases by the Company of its common stock during the third quarter of 2003, the Company has purchased 14,400 shares of its common stock at an average price of $11.35 per common share for the nine month period ended September 30, 2003. At September 30, 2003, the Company remains authorized to purchase up to 589,500 shares of its outstanding common stock pursuant to previous Board of Directors' action.

         On September 29, 2003, the Company paid a cash dividend of $.06 per common share, $686,789 in the aggregate, to shareholders of record on September 15, 2003.

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

         These factors, in addition to delays in payments from clients have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, the Company converts the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance the Company's ability to collect the amounts due. At September 30, 2003 and December 31, 2002, the Company had approximately, net of reserves, $13,050,000 and $14,385,000, respectively of such notes outstanding. In some instances the Company obtains a security interest in certain of the debtors' assets. Additionally, the Company considers restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. The Company believes that such restructuring provides it with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

         The Company has had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, the Company generally encounters difficulty in collecting amounts due from certain of its clients. Therefore, the Company has sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those in bankruptcy, those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company has recorded bad debt provisions (in an Allowance for Doubtful Accounts) of approximately $3,800,000 and $4,950,000 in the nine month periods ended September 30, 2003 and 2002, respectively. These provisions represent approximately 1.4% and 2.0%, as a percentage of revenue for such respective periods. In making its credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, management considers the general collection risk associated with trends in the long-term care industry. The Company also establishes credit limits, as well as performing ongoing credit evaluation and account monitoring procedures to minimize the risk of loss. Notwithstanding the Company's efforts to minimize credit risk exposure, the Company's clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If the Company's clients experience such significant impact in their cash flows, it could have a material adverse effect on the Company's results of operations and financial condition.

         At December 31, 2002, the Company had receivables of approximately $4,000,000 ($1,500,000, net of reserves) from a client group currently in Chapter 11 bankruptcy proceedings. During the first quarter of 2003, this client group filed a plan of reorganization which was confirmed by the Bankruptcy Court on May 12, 2003. The Company estimates that it will receive approximately $180,000 from this client group under such plan. The Company increased its bad debt provision and charged-off to the Allowance for Doubtful Accounts approximately $3,820,000 of such receivables during the first quarter of 2003.

         The Company currently has a Paid Loss Retrospective Insurance Plan for general liability and workers' compensation insurance. Under these plans, pre-determined loss limits are arranged with an insurance company to limit both the Company's per occurrence cash outlay and annual insurance plan cost.

         For workers' compensation, the Company records a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of the Company's historical data, open claims and actuarial analysis done by an independent specialist. The present value of the payout is determined by applying an 8% discount factor against the estimated remaining pay-out period.

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

         The Company has an $18,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow. This facility expires on January 31, 2005. The Company believes the line will be renewed at that time. Amounts drawn under the line are payable on demand. At September 30, 2003, there were no borrowings under the line. However, at such date, the Company had outstanding $14,500,000 of irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance program. As a result of the letters of credit issued, the amount available under the line was reduced by $14,500,000 at September 30, 2003.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
            MARKET RISK
         The Company's exposure to market risk is not significant.

Cautionary Statements Regarding Forward Looking Statements

         Certain matters discussed include forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; one client accounting for approximately 23% of revenues in the nine month period ended September 30, 2003; our claims experience related to workers' compensation and general liability insurance; the effects of changes in laws and regulations governing the industry and risk factors described in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002 in Part I thereof under "Government Regulation of Clients", "Competition" and "Service Agreements/Collections". Many of our clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which have been and continue to be adversely affected by the change in Medicare payments under the 1997 enactment of Prospective Payment System ("PPS"). That change, and lack of substantive reimbursement funding rate reform legislation, as well as other trends in the long-term care industry have resulted in certain of our clients filing for bankruptcy protection. Others may follow. Any decisions by the government to discontinue or adversely modify legislation related to reimbursement funding rates will have a material adverse affect on our clients. These factors, in addition to delays in payments from clients have resulted in and could continue to result in significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing services could not be passed on to clients.

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

Effects of Inflation

         The Company believes that we will be able to recover increases in costs attributable to inflation by passing through such cost increases to its clients.

ITEM 4.  CONTROLS AND PROCEDURES

         As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company ( including its consolidated subsidiaries ), required to be included in the Company's periodic Securities and Exchange Commission filings. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

PART II.            Other Information
Item 1.               Legal Proceedings.                   Not Applicable.
Item 2.               Changes in Securities.               Not Applicable.
Item 3.               Defaults under Senior Securities.    Not Applicable.
Item 4.               Submission of Matters to a Vote of Security
                                         Holders - None.
Item 5.               Other Information.
                         a)       None.
Item 6.               Exhibits and Reports on Form 8-K.
                         a)       Exhibits -
                                  31.1 Certification of Chief Executive
                                  Officer pursuant to Section 302 of the
                                  Sarbanes-Oxley Act of 2002
                                  31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                                  32.1 Certification of Chief Executive
                                  Officer pursuant to Section 906 of the
                                  Sarbanes-Oxley Act of 2002
                                  32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                         b) Reports on Form 8-K - None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HEALTHCARE SERVICES GROUP, INC.
                                             -------------------------------
October 27, 2003                             /s/ Daniel P. McCartney
-------------------                          ----------------------------
Date                                         DANIEL P. McCARTNEY, Chief
                                                 Executive Officer



October 27, 2003                             /s/ Thomas A. Cook
-------------------                          ----------------------------
Date                                         THOMAS A. COOK,  President and
                                                 Chief Operating Officer



October 27, 2003                             /s/ James L. DiStefano
-------------------                          ----------------------------
Date                                         JAMES L. DiSTEFANO, Chief Financial
                                                  Officer and Treasurer



October 27, 2003                             /s/ Richard W. Hudson
-------------------                          ----------------------------
Date                                         RICHARD W. HUDSON, Vice
                                               President-Finance, Secretary and
                                                  Chief Accounting Officer