Form 10-K
period 2003-12-31
HEALTHCARE SERVICES GROUP INC
filed 2004-02-27
CIK 731012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                    ---------

                                   (Mark One)
            (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 2003
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                     For the transition period from         to

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
                                  YES X    NO
                                     ---     ---
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                  YES X    NO
                                     ---     ---

         The aggregate market value of voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant as of June 30, 2003 was approximately $140,791,470. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: At February 25, 2004 there were outstanding 11,616,202 shares of the Registrant's Common Stock, $.01 par value.

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

Item I.           Business

(a)      General

         Healthcare Services Group, Inc. provides housekeeping, laundry, linen, facility maintenance and food services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals. We believe that we are the largest provider of contractual housekeeping and laundry services to the long-term care industry in the United States, rendering such services to approximately 1,500 facilities in 43 states and Canada as of December 31, 2003.

(b)      Segment Information

                  The information called for herein is incorporated by reference to the Company's Annual Report to Shareholders for the year ended December 31, 2003, a copy of which accompanies this Report.

(c)      Description of Services - General

         We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and food service departments of the health care industry. Our labor force is also interchangeable with respect to each of these services, with the exception of food services. Although there are many similarities in the nature of the services performed, there are some significant differences in the specialized expertise required of the professional management personnel responsible for delivering the respective services. We believe each service provides opportunity for growth. At December 31, 2003, one client, Beverly Enterprises, Inc., accounted for approximately 23% of our total consolidated revenues. In 2003, we derived from such client approximately 23% and 22% of the housekeeping, laundry, linen and other services, and food services segments' revenues, respectively.

         Housekeeping services. Housekeeping services is our largest service sector, representing approximately 59% or $223,302,834 of total consolidated revenues in 2003. It involves cleaning, disinfecting and sanitizing resident areas in the facilities. In providing services to any given client facility, we typically hire and train the hourly employees who were employed by such facility prior to our engagement. We normally assign two on-site managers to each facility to supervise and train hourly personnel and coordinate housekeeping services with other facility support functions. Such management personnel also oversee the execution of a variety of quality and cost-control procedures including continuous training and employee evaluation and on-site testing for infection control. The on-site management team also assists the facility in complying with Federal, state and local regulations.

         Laundry and linen services. Laundry and linen services represents approximately 25% or $93,256,831 of total consolidated revenues in 2003. Laundry services involves laundering and processing of the residents' personal clothing. We provide laundry service to all of our housekeeping clients. Linen services involves providing laundering and processing of the sheets, pillow cases, blankets, towels, uniforms and assorted linen items used by the facilities. At some facilities that utilize our linen service, we installed our own equipment. Such installation generally requires an initial capital outlay by us ranging from $50,000 to $250,000 depending on the size of the facility, installation and construction costs, and the amount of equipment required. We could incur relocation or other costs in the event of the cancellation of a linen service agreement where there was an investment by us in a corresponding laundry installation. The hiring, training and supervision of laundry and linen services' hourly employees are similar to, and performed by the same management personnel who perform housekeeping services.

         From January 1, 2001 through December 31, 2003, our services were cancelled by 43 facilities with respect to which we had previously invested in a laundry installation. Laundry installations relating to facilities where such service agreements were cancelled in 2002 and 2001 resulted in our receiving approximately $8,000 and $11,000, respectively, less than the net amount at which these assets were recorded on our balance sheet. In the year ended December 31, 2003, laundry installations, relating to clients whose service agreements with us were terminated, were sold to our clients for an amount in excess of the net amount recorded on our balance sheet. In some instances we own linen supplies, and we maintain a sufficient inventory of these items in order to ensure their availability. We provide linen supplies to approximately twenty per cent of the facilities for which we provide housekeeping services.

         Food services. In 1997, we began providing food services which represents approximately 16% or $61,677,500 of total consolidated revenues in 2003. Food services consist of the development of a menu that meets the residents' dietary needs, purchasing and preparing the food to assure that residents receive an appetizing meal, and participation in monitoring the residents' on-going nutrition status. On-site management is responsible for all daily food service activities, with regular support being provided by a district manager specializing in food service, as well as a registered dietitian. We also provide consulting services to facilities to assist them in updating and cost containment with respect to food service operations.

         Maintenance and other services. Maintenance services consist of repair and maintenance of laundry equipment, plumbing and electrical systems, as well as carpentry and painting. This service sector's total revenues represent less than 1% of total consolidated revenues.

         Laundry installation sales. We (as a distributor of laundry equipment) sell laundry installations to our clients which generally represent the construction and installation of a turn-key operation. We generally offer payment terms, ranging from 36 to 60 months. There were no service agreement cancellations in 2003, 2002 or 2001 by clients who purchased laundry installations from us. During the years 2001 through 2003, laundry installation sales were not material to our operating results as we prefer to own such laundry installations in connection with performance of our service agreements.

                        Operational-Management Structure

         By applying our professional management techniques, we are generally able to contain or control certain housekeeping, laundry, linen, facility maintenance and food service costs on a continuing basis. We manage and provide our services through a network of management personnel, as illustrated below.

      ---------------------------------------------------------------------
                                    President
      ---------------------------------------------------------------------
                                        |
         ---------------------------------------------------------------
                           Vice President - Operations
         ---------------------------------------------------------------
                                        |
            ---------------------------------------------------------
                            Divisional Vice President
                                  (4 Divisions)
            ---------------------------------------------------------
                                        |
              -----------------------------------------------------
                         Regional Vice President/Manager
                                  (30 Regions)
              -----------------------------------------------------
                                        |
                ------------------------------------------------
                                District Manager
                                 (148 Districts)
                ------------------------------------------------
                                        |
                  ---------------------------------------------
                                Training Manager
                  ---------------------------------------------
                                        |
                    -----------------------------------------
                              Facility Manager and
                           Assistant Facility Manager
                    -----------------------------------------


         Each facility is managed by an on-site Facility Manager, an Assistant Facility Manager, and if necessary, additional supervisory personnel. Districts, typically consisting of from eight to twelve facilities, are supported by a District Manager and a Training Manager. District Managers bear overall responsibility for the facilities within their districts. They are generally based within close proximity to each facility. These managers provide active support to clients in addition to the support provided by our on-site management. Training Managers are responsible for the recruitment, training and development of Facility Managers. At December 31, 2003 we maintained 30 regions within four divisions. A division consists of a number of regions within a specific geographical area. Divisional Vice Presidents manage each division. Each region is headed by a Regional Vice President/Manager. Some regions have a Regional Sales Director who assumes primary responsibility for marketing our services. Regional Vice President/Managers report to Divisional Vice Presidents who in turn report to the President or Vice President of Operations. We believe that our divisional, regional and district organizational structure facilitates our ability to obtain new clients, and our ability to sell additional services to existing clients.

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

         In 2003 the long-term care market consisted of approximately 23,000 facilities, according to estimates of the Department of Health and Human Services. The facilities primarily range in size from small private facilities with 65 beds to facilities with over 500 beds. We market our services primarily to facilities with 100 or more beds. We believe that approximately eight percent of long-term care facilities currently use outside providers of housekeeping and laundry services.

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

         Our services are marketed primarily through referrals and in-person solicitation of target facilities. We also utilize direct mail campaigns and participate in industry trade shows, health care trade associations and healthcare support services seminars that are offered in conjunction with state or local health authorities in many of the states in which we conduct our business. Our programs have been approved for continuing education credits by state nursing home licensing boards in certain states, and are typically attended by facility owners, administrators and supervisory personnel, thus presenting marketing opportunities for us. Indications of interest in our services arising from initial marketing efforts are followed up with a presentation regarding our services and survey of the service requirements of the facility. Thereafter, a formal proposal, including operational recommendations and recommendations for proposed savings, is submitted to the prospective client. Once the prospective client accepts the proposal and signs the service agreement, we can set up our operations on-site within days.

                        Government Regulation of Clients

         Our clients are subject to government regulation. Congress has enacted three major laws during the past seven years that have significantly altered government payment procedures and amounts for nursing home services. They are the Balance Budget Act of 1997 ("BBA"), the Medicare Balanced Budget Refinement Act of 1999 ("BBRA") and the Benefits Improvement and Protection Act of 2000 ("BIPA").

         Under BBA, participating nursing facilities are reimbursed under a prospective payment system referred to as PPS. Under PPS, nursing homes are paid a predetermined amount per patient, per day based on the anticipated costs of treating patients.

         In November 1999, Congress passed BBRA which provided some relief (since expired) for certain reductions in Medicare reimbursement caused by the Prospective Payment System ("PPS").

         The overall effect of these laws, as well as other trends in the long term care industry have and could adversely affect the liquidity of the Company's clients resulting in their inability to make payments on agreed upon payment terms.

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

         Although PPS directly affects how clients are paid for certain services, we do not directly participate in any government reimbursement programs. Accordingly, all of our contractual relationships with our clients continue to determine the clients' payment obligations to us. However, clients' revenues are generally highly reliant on Medicare and Medicaid reimbursement funding rates. Therefore, many clients have been and continue to be adversely affected by PPS, and other trends in the long-term care industry which have resulted in certain of our clients filing for bankruptcy protection. Others may follow (see " Liquidity and Capital Resources").

         The prospects for legislative relief is uncertain. We are unable to estimate the ultimate impact of any changes in reimbursement programs affecting our clients future results of operations and/or its impact on our cash flows and operations.

                          Service Agreements/Collection

         We primarily provide our services pursuant to full service agreements with our clients. In a full service agreement, we assume both management and payroll responsibility for the hourly housekeeping, laundry, linen, facility maintenance and food service employees. For a limited number of clients, we provide services on the basis of a management only agreement. In such agreements, our services are comprised of providing on-site management personnel, while the hourly and staff personnel remain employees of the respective client.

         We typically adopt and follow the client's employee wage structure, including its policy of wage rate increases, and pass through to the client any labor cost increases associated with wage rate adjustments. Under a management agreement, we provide management and supervisory services while the client facility retains payroll responsibility for its hourly employees. Substantially all of our agreements are full service agreements. These agreements typically provide for a one year term, cancelable by either party upon 30 or 90 days' notice after the initial 90-day period. As of December 31, 2003, we provided services to approximately 1,500 client facilities.

         Although the service agreements are cancelable on short notice, we have historically had a favorable client retention rate and expect to continue to maintain satisfactory relationships with our clients. The risk associated with short-term agreements have not materially affected either our linen services, which generally require a capital investment, or laundry installation sales, which require us to finance the sales price. Such risks are often mitigated by certain provisions set forth in the agreements entered into by us.

         We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those in bankruptcy, those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $4,550,000, $6,050,000 and $5,445,000 in the years ended December 31, 2003, 2002 and 2001, respectively (see Schedule II- Valuation and Qualifying Accounts, for year-end balances). These provisions represent 1.2%, 1.8% and 1.9% as a percentage of revenue for the years ended December 31, 2003, 2002 and 2001, respectively. In making its credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, management considers the general collection risks associated with trends in the long-term care industry. We also establish credit limits, as well as perform ongoing credit evaluations and monitoraccounts to minimize the risk of loss. Notwithstanding our efforts to minimize our credit risk exposure, our clients could be adversely affected if future industry trends, as discussed in "Government Regulation of Clients" and "Risk Factors", change in such a manner as to negatively impact their cash flows. If our clients experience such significant impact in their cash flows, it could have a material adverse effect on our results of operations and financial condition.

                                   Competition

         We compete primarily with the in-house support service departments of our potential clients. Most healthcare facilities perform their own support service functions without relying upon outside management firms. In addition, a number of local firms compete with us in the regional markets in which we conduct business. Several national service firms are larger and have greater financial and marketing resources than us, although historically, such firms have concentrated their marketing efforts on hospitals rather than the long-term care facilities typically serviced by us. Although the competition to provide service to health care facilities is strong, we believe that we compete effectively for new agreements, as well as renewals of the existing agreements based upon the quality and dependability of our services and the cost savings we believe we can usually effect for existing and new clients.

                                    Employees

         At December 31, 2003, we employed approximately 3,253 management, office support and supervisory personnel. Of these employees, 313 held executive, regional/district management and office support positions, and 2,940 of these salaried employees were on-site management personnel. On such date, we employed approximately 15,133 hourly employees. Many of our hourly employees were previously support employees of our clients. We manage, for a limited number of our client facilities, the hourly employees who remain employed by certain of our clients.

         Approximately 18% of our hourly employees are unionized. These employees are subject to collective bargaining agreements that are negotiated by individual facilities and are assented to by us, so as to bind us as an "employer" under the agreements. We may be adversely affected by relations between our client facilities and the employee unions. We are a party to a negotiated collective bargaining agreement with a limited number of employees at a few facilities serviced by us. We believe our employee relations are satisfactory.

                                 Website Access

         Our website address is "www.hcsgcorp.com." Our filings with the Securities and Exchange Commission ("SEC"), as well as other pertinent financial and Company information are available at no cost on our website as soon as reasonably practicable after the filing of such reports with the SEC.

(d)      Risk Factors

         Certain matters discussed in this report include forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such risks and uncertainties include, but are not limited to, risks arising from providing our services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; one client accounting for 23% of revenue in 2003; our claims experience related to workers' compensation and general liability insurance; the effects of changes in regulations governing the industry and the specific risk factors described in
Part I hereof under "Government Regulation of Clients", "Service Agreements/Collection" and "Competition". Many of our clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which have been and continue to be adversely affected by the change in Medicare payments under the 1997 enactment of PPS and subsequent refinements. That change, and the lack of substantive reimbursement funding rate reform legislation, as well as other trends in the long-term care industry have resulted in certain of our clients filing for bankruptcy protection. Others may follow. Any decisions by the government to discontinue or adversely modify legislation related to reimbursement funding rates will have a material adverse affect on our clients. These factors, in addition to delays in payments from clients have resulted in and could continue to result in significant additional bad debts in the near future. Additionally, our operating results would also be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing our services could not be passed on to clients.

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

(e) Financial Information About Foreign and Domestic Operations and Export Sales. Not Applicable.

Item 2.           Properties

         We lease our corporate offices, located at 3220 Tillman Drive, Suite 300, Bensalem, Pennsylvania 19020, which consists of 16,195 square feet. The term of the lease expires on September 30, 2005. We also lease office space at other locations in Pennsylvania, Connecticut, Florida, Illinois, California, Colorado, Georgia, Alabama and New Jersey. The office sizes range from approximately 1,000 to 2,500 square feet. These locations serve as divisional or regional offices. None of these leases is for more than a five-year term. In addition, we lease warehouse space in Pennsylvania. The warehouse in Pennsylvania consists of approximately 19,000 square feet. The Pennsylvania warehouse lease expires on March 31, 2008. We are also provided with office and storage space at each of our client facilities. Management does not foresee any difficulties with regard to the continued utilization of such premises. Management believes that such leases are sufficient for the conduct of our current operations.

         We presently own laundry equipment, office furniture and equipment, housekeeping equipment and vehicles. Management believes that all of such equipment is sufficient for the conduct of our current operations.

Item  3. Legal Proceedings.

         As of December 31, 2003, there were no material pending legal proceedings to which we were a party, or as to which any of our property was subject, other than routine litigation or claims and/or proceedings believed to be adequately covered by insurance.

Item 4.           Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II

Item 5.           Market for Registrant's Common Stock and Related Security
                  Holder Matters

(a)      Market Information

         The Company's common stock, $.01 par value (the "Common Stock") is traded on the NASDAQ National Market System. On December 31, 2003, there were 11,524,598 shares of Common Stock outstanding.

         The high and low bids for the Common Stock during the two years ended December 31, 2003 ranged as follows:


                                         2003 High            2003 Low
                                         ---------            --------
1st Qtr.                                  $13.960             $11.800
2nd Qtr                                   $14.030             $11.240
3rd Qtr.                                  $17.110             $13.950
4th Qtr.                                  $20.161             $15.780

                                         2002 High            2002 Low
                                         ---------            --------
1st Qtr.                                  $10.708             $ 9.540
2nd Qtr                                   $15.450             $11.650
3rd Qtr.                                  $15.750             $11.750
4th Qtr.                                  $13.910             $10.751

(b)      Holders

         As of February 23, 2004 there were approximately 495 holders of record of our common stock, including stock held in nominee name by brokers or other nominees. It is estimated that there are approximately 3,300 beneficial holders.

(c)      Dividends

         The Company paid no cash dividends in 2002.

         The Company paid regular cash dividends of $.06 and $.07 per common share for the 2003 second and third quarter, respectively. Additionally, on January 21, 2004, the Board of Directors declared a regular cash dividend of $.08 per common share, which was paid on February 13, 2004 to shareholders of record as of January 31, 2004. We expect to continue the practice of paying regular quarterly cash dividends. In connection with the declaration of cash dividends, we have adopted a Dividend Reinvestment Plan in 2003 for such payments.

         On February 12, 2004, the Company's Board of Directors approved a 3 for 2 stock split in the form of a 50% common stock dividend payable on March 1, 2004 to holders of its Common Stock of record as of the close of business February 23, 2004. All fractional share interests will be rounded up to the nearest whole number. The effect of this action will be to increase common shares outstanding by approximately 5,620,000 to approximately 16,860,800.

Items 6 through 8 -   Selected Financial Data, Management's Discussion and
                      Analysis of Financial Condition and Results of Operations and Financial Statements and Supplementary Data

         The information called for herein is incorporated by reference to the Company's Annual Report to Shareholders for the year ended December 31, 2003, copies of which accompany this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         Not Applicable

Item 9A.      Controls and Procedures

         The Company maintains "disclosure controls and procedures", as such term is defined in Rules 13a-15e of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in its reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Principal Financial Officers, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

         The Company's Chief Executive Officer and Principal Financial Officers (its Principal Executive Officer and Principal Financial Officers, respectively) have evaluated the effectiveness of its "disclosure controls and procedures" as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, the Principal Executive Officer and Principal Financial Officers concluded that its disclosure controls and procedures are effective. There were no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date the controls were evaluated.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

         The information regarding directors and executive officers is incorporated herein by reference to the Company's definitive proxy statement to be mailed to its shareholders in connection with its 2004 Annual Shareholders' Meeting and to be filed within 120 days of the close of the year ended December 31, 2003.

         The Company has adopted a Code of Ethics and Business Conduct which applies to all directors and salaried employees, including the Company's principal executive, financial and accounting officers. The Code of Ethics and Business Conduct is posted on the Company website at www.hcsgcorp.com and is filed as an exhibit to this Annual Report on Form 10-K. The Company intends to satisfy the requirements under Item 10 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics that apply, by posting such information on the Company's website. Copies of the Code of Business Conduct and Ethics will be provided, free of charge, upon written request directed to the Secretary, Healthcare Services Group, Inc., 3220 Tillman Drive, Suite 300, Bensalem PA 19020.

Item 11.      Executive Compensation

         The information regarding executive compensation is incorporated herein by reference to the Company's definitive proxy statement to be mailed to shareholders in connection with its 2004 Annual Shareholders Meeting and to be filed within 120 days of the close of the fiscal year ended December 31, 2003.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

         The information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's definitive proxy statement to be mailed to shareholders in connection with its 2004 Annual Meeting and to be filed within 120 days of the close of the fiscal year ending December 31, 2003.

Item 13.      Certain Relationships and Related Transactions

         The information regarding certain relationships and related transactions is incorporated herein by reference to the Company's definitive proxy statement mailed to shareholders in connection with its 2004 Annual Shareholders Meeting and to be filed within 120 days of the close of the fiscal year ended December 31, 2003.

Item 14.      Principal Accounting Fees and Services

                  The information regarding principal accounting fees and services is incorporated herein by reference to the Company's definitive proxy statement mailed to shareholders in connection with its 2004 Annual Shareholders Meeting and to be filed within 120 days of the close of the fiscal year ended December 31, 2003.

                                     PART IV

Item 15.       Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)      1.    Financial Statements

         The documents shown below are contained in the Company's Annual Report to Shareholders for 2003 and are incorporated herein by reference, copies of which accompany this report.

         Report of Independent Certified Public Accountants.
         Balance Sheets as of December 31, 2003 and 2002.
         Statements of Income for the three years ended December 31, 2003, 2002 and 2001. Statements of Cash Flows for the three years ended December 31, 2003, 2002 and 2001. Statement of Stockholders' Equity for the three years ended December 31, 2003, 2002 and 2001. Notes to Financial Statements.

         2. Financial Statement Schedules Included in Part IV of this report:

         Report of Independent Certified Public Accountants.
         Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 2003, 2002 and 2001.


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

4.3    Amendment to Employee Stock Purchase Plan

4.4 Deferred Compensation Plan is incorporated by reference to Exhibit 4(b) of Registrant's Registration Statement on Form S-8 (Commission File No. 333-92835).

10.1 1995 Incentive and Non-Qualified Stock Option Plan, as amended is incorporated by reference to Exhibit 4(d) of the Form S-8 filed by the Registrant, Commission File No. 33-58765.

10.2 Amendment to the 1995 Employee Stock Option Plan is incorporated by reference to Exhibit 4(a) of Registrant's Registration Statement on Form S-8 (Commission File No. 333-46656).

10.3 1996 Non-Employee Directors' Stock Option Plan, Amended and Restated as of October 28, 1997 is incorporated by reference to Exhibit 10.6 of Form 10-Q Report for the quarter ended September 30, 1997 filed by Registrant on November 14, 1997).

10.4 Form of Non-Qualified Stock Option Agreement granted to certain Directors is incorporated by reference to Exhibit 10.9 of Registrant's Registration Statement on Form S-1 (Commission File No. 2-98089).

10.5 2002 Stock Option Plan is incorporated by reference to Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.6   Amendment to 2002 Stock Option Plan is incorporated by reference to
       Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Commission File No. 333-107467)

10.7 Healthcare Services Group, Inc. Dividend Reinvestment Plan is incorporated by reference to the Company's Registration Statement on Form S-3 (Commission File No. 333-108182)

14     Code of Ethics and Business Conduct

23.    Consent of Independent Certified Public Accountants.

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

(b) Reports on Form 8-K

         None

Selected Financial Data

The selected financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, the Financial Statements and Notes thereto.

                                           (In thousands except for per share data and employees)
                                           Years Ended December 31:
                                           ------------------------

                                              2003         2002          2001         2000           1999
                                              ----         ----          ----         ----           ----
Revenues                                   $379,718      $328,500      $284,190      $254,668      $232,432
                                           --------      --------      --------      --------      --------
Net income                                 $ 10,860      $  8,631      $  7,035      $  5,588      $  5,536
                                           --------      --------      --------      --------      --------
Basic earnings per common share            $    .96      $    .77      $    .64      $    .51      $    .50
                                           --------      --------      --------      --------      --------
Diluted earnings per common share          $    .92      $    .74      $    .64      $    .51      $    .49
                                           --------      --------      --------      --------      --------
Cash dividends per common share            $    .13      $     --      $     --      $     --      $     --
                                           --------      --------      --------      --------      --------
Weighted average number of common
   shares outstanding for basic EPS          11,366        11,263        10,928        10,964        11,053
                                           --------      --------      --------      --------      --------
Weighted average number of common
   shares outstanding for diluted EPS        11,859        11,689        11,078        10,983        11,286
                                           --------      --------      --------      --------      --------


                                           As of December 31:
                                           ------------------
Working Capital                            $113,415      $ 96,117      $ 84,089      $ 74,574      $ 69,785
                                           --------      --------      --------      --------      --------
Total Assets                               $158,328      $134,296      $120,790      $108,343      $ 98,030
                                           --------      --------      --------      --------      --------
Stockholders' Equity                       $121,198      $107,881      $ 98,943      $ 90,805      $ 85,961
                                           --------      --------      --------      --------      --------
Book Value Per Share                       $  10.52      $   9.66      $   8.93      $   8.30      $   7.77
                                           --------      --------      --------      --------      --------
Employees                                    18,386        16,062        15,938        14,811        14,324
                                           --------      --------      --------      --------      --------

The following discussion and analysis
should be read in conjunction with
the financial statements and notes thereto.

Management's Discussion and Analysis of Financial Condition And Results of Operations

Results of Operations
From 1998 through 2003, the Company's revenues grew at a compound annual rate of 13.1%. The company is organized into two business segments: housekeeping, laundry, linen and other services ("Housekeeping") and Food services. Specifically, during this period, our Company's Housekeeping services' segment grew at a compound annual rate of 10.7%, whereas the Food service segment experienced compound annual growth of 35.8%. This growth in the Housekeeping services' segment was achieved primarily through obtaining new clients. The growth in the Food services' segment, which the Company began providing services in 1997, is almost exclusively from providing such services to existing clients of the Company's Housekeeping services' segment. Although there can be no assurance thereof, the Company anticipates future revenue growth due to the strength of its presence in the long-term health care market. It is likely though, that its compound growth rates will decrease as growth is measured against the Company's increasing revenue base.

The following table sets forth for the years indicated the percentage which certain items bear to revenues:
                                            Relation to Total Revenues
                                              Years Ended December 31,
                                           2003        2002         2001
                                          -------------------------------
Revenues                                  100.0%      100.0%       100.0%
Operating costs and expenses:
   Costs of services provided              88.1        88.2         88.6
   Selling, general and administrative      7.6         7.7          7.7
Investment and Interest income               .4          .2           .4
                                          -----       -----        -----
Income before income taxes                  4.7         4.3          4.1
Income taxes                                1.8         1.7          1.6
                                          -----       -----        -----
Net income                                  2.9%        2.6%         2.5%
                                          =====       =====        =====

2003 Compared with 2002
Revenues increased 15.6% to $379,718,179 in 2003 from $328,499,982 in 2002.
Housekeeping services' segment revenues were $318,539,515, an increase of approximately 14.7% from 2002 segment revenues of $277,748,933. This segment's growth in revenues is primarily a result of a net increase in service agreements entered into with new clients. The Food service's segment revenues increased approximately 20% to $62,189,163 as compared to 2002 segment revenues of $51,689,228. The Food service's segment revenue growth is a result of providing this service to existing Housekeeping service's segment clients. The Company believes that in 2004 both Housekeeping services, and Food services segments' revenues, as a percentage of total revenues, will remain approximately the same as their respective 2003 percentages. Furthermore, the company expects the sources of growth in 2004 for the respective business segments will be primarily the same as historically experienced. That is the growth in the Food services' segment is expected to come from its current Housekeeping service's client base, while growth in the Housekeeping service's segment will primarily come from obtaining new clients.

   The Company has one client, a nursing home chain, which in 2003 and 2002 accounted for approximately 23% and 17%, respectively of consolidated revenues. In 2003, the Company derived from such client approximately 23% and 22%, respectively, ~of the Housekeeping services and Food services' segments' revenues. Additionally, at December 31, 2003 and 2002, amounts due from such client represented approximately 1% and 2%, respectively of the Company's accounts receivable balances. Although ~the Company expects its relationship with this client to continue, the loss of such client would adversely affect the operations of ~the Company.

   Costs of services provided as a percentage of revenues in 2003 remained essentially unchanged at 88.1% as compared to 88.2% in 2002. The primary factors affecting specific variations in the 2003 cost of services provided as a percentage of revenues and their effect on the slight decrease are as follows: decreases of .6% and .4% in bad debt provision, and health insurance and employee benefits, respectively. Offsetting these decreases, was an increase of 1.1% in in the cost of supplies consumed in performing services which resulted primarily from an increase in the costs of supplies of the Housekeeping services' segment.

   Selling, general and administrative expenses as a percentage of revenue remained essentially unchanged at 7.6% in 2003 as compared to 7.7% in 2002. This is primarily attributable to the Company's ability to control these expenses and comparing them to a greater revenue base in the current year.

Investment and interest income increased approximately 88% to $1,450,688 in 2003 compared to $771,470 in 2002. The increase is attributable to higher cash balances throughout 2003, as well as increased rates of return on investments in the company's deferred compensation trust account.

   The company's 2003 effective tax rate decreased to 38% from 39.5% in 2002. The decrease primarily results from an increase in tax credits available to the company . The company believes that such tax credit programs will be extended by the respective legislatures in 2004. The failure of some or all of the legislatures to extend such tax credit programs would result in the company's effective tax rate increasing in 2004. The company's 38% effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes.

   As a result of the matters discussed above, 2003 net income increased to 2.9% as a percentage of revenue compared to 2.6%~in 2002.

2002 Compared with 2001
Revenues increased 15.6% to $328,499,982 in 2002 from $284,189,510 in 2001. The growth in revenues is primarily a result of a net increase in service agreements entered into with new clients, as well as providing additional services to existing clients. Additionally, approximately 75% of the revenue growth in 2002 resulted from the Company's Housekeeping services' segment with the remaining revenue growth being generated from the Company's Food service segment.

   The company has one client, a nursing home chain, which in 2002 and 2001 accounted for approximately 17% and 14%, respectively of consolidated revenues. With respect to such client, the Company derived revenues from both operating segments.

   Costs of services provided as a percentage of revenues in 2002 decreased to 88.2% from 88.6% in 2001. The primary factors affecting specific variations in the 2002 cost of services provided as a percentage of revenues and their effect on the .4% decrease are as follows: a decrease of .8% in labor costs, which is primarily a result of efficiencies achieved in managing the Housekeeping services segment's labor. Offsetting this decrease was an increase of .5% in worker's compensation insurance resulting primarily from the increased payments to claimants covered under the plan.

   Selling, general and administrative expenses as a percentage of revenue were unchanged at 7.7% in 2002 as compared to 2001. This is primarily attributable to the Company's ability to control these expenses and comparing them to a greater revenue base in the current year.

   Investment and interest income decreased approximately 38% to $771,470 in 2002 compared to $1,247,463 in 2001. The decrease is attributable to 2002 interest rates on funds invested being significantly lower as compared to returns in 2001, although the Company did have higher cash balances throughout 2002.

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

   The two policies discussed are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting another available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto ~which are included in this Annual Report which contain accounting policies and other disclosures required by generally accepted accounting principles.

Allowance for Doubtful Accounts
The allowance for doubtful accounts is established as losses are estimated to have occurred through a provision for bad debts charged to earnings. The allowance for doubtful accounts is evaluated based on management's periodic review of accounts and notes receivable and is inherently subjective as it requires estimates that are susceptible to significant revision as more information ~becomes available.

   The Company has had varying collection experience with respect to its accounts and notes receivable. When contractual terms are not met, the Company generally encounters difficulty in collecting amounts due from certain of its clients. Therefore, the Company has sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients have included those in bankruptcy, those who have terminated service agreements and slow payers experiencing financial difficulties. In making its credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, management considers the general collection risks associated with trends in the long-term care industry. The Company also establishes credit limits, as well as performing ongoing credit evaluation and account monitoring procedures to minimize the risk ~of loss.

   In accordance with the risk of extending credit, the Company regularly evaluates its accounts and notes receivable for impairment or loss of value and when appropriate will provide in its Allowance for Doubtful Accounts for such receivables. The Company generally follows a policy of reserving for receivables from clients in bankruptcy, as well as clients, with which the Company is in litigation for collection. The reserve is based upon management estimates of ultimate collectibility. Correspondingly, once the Company's recovery of a receivable is determined through either litigation, bankruptcy proceedings or negotiation at less than the recorded amount on its balance sheet, it will charge-off the applicable amount to the Allowance for Doubtful Accounts.

   Notwithstanding the Company's efforts to minimize its credit risk exposure, the Company's clients could be adversely affected if future industry trends, as more fully discussed under liquidity and capital resources below, and as further described in the Company's Form 10-K filed with Securities and Exchange Commission for the year ended December 31, 2003 in Part I thereof under "Government Regulation of Clients" and "Service Agreements/Collections", change in such a manner as to negatively impact the cash flows of it's clients. If the Company's clients experience such significant impact in their cash flows, it could have a material adverse affect on the Company's results of operations and financial condition.

   At December 31, 2002, the Company had receivables of approximately $4,000,000 ($1,500,000, net of reserves) from a client group currently in Chapter 11 bankruptcy proceedings. During the first quarter of 2003, this client filed a plan of reorganization which was confirmed by the Bankruptcy Court on May 12, 2003. The Company estimates that it will receive approximately $180,000 from this client group under such plan. The Company increased its bad debt provision, and charged-off to the Allowance for Doubtful Accounts approximately $3,820,000 of such receivables during the first quarter of 2003.

Accrued Insurance Claims
The Company has a Paid Loss Retrospective Insurance Plan for general liability and workers' compensation insurance. Under these plans, pre-determined loss limits are arranged with an insurance company to limit both the Company's per occurrence cash outlay and annual insurance plan cost.

   For workers' compensation, the Company records a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of the Company's historical data, open claims and actuarial analysis done by an independent insurance specialist. The present value of the payout is determined by applying an 8% discount factor against the estimated remaining pay-out period.

   For general liability, the Company records a reserve for the estimated ultimate amounts to be paid for known claims.

   Management regularly evaluates its claims' pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for its accrued insurance claims' estimate. Management evaluations are based primarily on current information derived from reviewing the Company claims' experience and industry trends. In the event that the Company's claims' experience and/or industry trends result in an unfavorable change, it could have an adverse effect on the Company's results of operations and financial condition.

Liquidity and Capital Resources
At December 31, 2003 the Company had working capital and cash of $113,414,509 and $64,180,697 respectively, which represent increases of approximately 18% and 33%, respectively in working capital and cash as compared to December 31, 2002 working capital and cash of $96,116,771 and $48,320,098. Management views the Company's cash and cash equivalents of $64,180,697 at December 31, 2003 as its principal measure of liquidity. The Company's current ratio at December 31, 2003 decreased to 5.6 to 1 compared to 6.1 to 1 at December 31, 2002.

   The net cash provided by the Company's operating activities was $16,743,003 for the year ended December 31, 2003. The principal source of cash flows from operating activities for 2003 was net income, including non-cash charges to operations for bad debt provisions and depreciation. Additionally, operating activities' cash flows were increased by the timing of payments under the Company's various insurance plans of $4,103,104, as well as the timing of payments for accrued payroll, accrued and withheld payroll taxes, and accounts payable and other accrued expenses of $3,177,006 and $1,865,261, respectively. The operating activity that used the largest amount of cash was a $9,107,559 net increase in accounts and notes receivable and long term notes receivable. Additionally, operating activities' cash flows were negatively impacted by an increase of $1,792,185 in inventories and supplies. The net increase in accounts and notes receivable and long term notes receivable resulted primarily from the 15.6% growth in t~he Company's revenues. Although there can be no assurance thereof, the Company believes this trend will continue as its revenues grow. The increase in prepaid expenses and other assets resulted primarily from the company's funding of its Deferred Compensation Plan.

   The Company's principal use of cash in investing activities for the year ended December 31, 2003 was the purchase of housekeeping equipment, computer software and equipment and laundry equipment installations.

   During 2003 the Company expended $163,448 for open market purchases of 14,400 shares of its common stock. The Company remains authorized to purchase 589,500 shares pursuant to previous Board of Directors' actions. In addition, the Company received proceeds of $2,855,998 from the exercise of stock options by employees and directors. The Company paid regular cash dividends of $.06 per common share and $.07 per common share for the 2003 second and third quarter, respectively. Such payments in the aggregate, for the second and third quarters, were $686,789 and $801,341, respectively. Additionally, on January 21, 2004, the Board of Directors declared a regular cash dividend of $.08 per common share, which was paid on February 14, 2004 to shareholders of record as of January 31, 2004. Although there can be no assurance thereof, the Company expects to continue the practice of paying regular quarterly cash dividends. In connection with declaration of dividends, the Company adopted a Dividend Reinvestment Plan in 2003 for such payments. In total, 89 shares were issued from treasury shares pursuant to the second and third quarter dividend payments.

   At December 31, 2002 the Company had working capital and cash of $96,116,771 and $48,320,098 respectively, which represent increases of 16% and 41%, respectively in working capital and cash as compared to December 31, 2001 working capital and cash of $83,107,545 and $34,259,334. The Company's current ratio at December 31, 2002 increased to 6.2 to 1 compared to 5.7 to 1 at December 31, 2001.

Accounts and Notes Receivable
The Company expends considerable effort to collect the amounts due for its services on the terms agreed upon with its clients. Many of the Company's clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. The Balance Budget Act of 1997 changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998 of a Medicare Prospective Payment System for skilled nursing facilities which significantly changed the reimbursement procedures and the amounts of reimbursement they receive. Many of the Company's clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates. Therefore, they have been and continue to be adversely affected by changes in applicable laws and regulations, as well as other trends in the long-term care industry. This has resulted in certain of the Company's clients filing for bankruptcy protection. Others may follow.

   These factors, in addition to delays in payments from clients have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, the Company converts the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance the Company's ability to collect the amounts due. At December 31, 2003 and 2002, the Company had approximately, net of reserves, $12,638,000 and $14,385,000, respectively, of such notes outstanding. In some instances the Company obtains a security interest in certain of the debtors' assets. Additionally, the Company considers restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. The Company believes that such restructuring provides it with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

   The Company has had varying collection experience with respect to it's accounts and notes receivable. When contractual terms are not met, the Company generally encounters difficulty in collecting amounts due from certain of its clients. Therefore, the Company has sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those in bankruptcy, those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $4,550,000, $6,050,000 and $5,445,000 in the years ended December 31, 2003, 2002 and 2001, respectively. These provisions represent approximately 1.2%, 1.8% and 1.9% as a percentage of revenue for the years ended December 31, 2003, 2002 and 2001, respectively. In making its credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, management considers the general collection risks associated with trends in the long-term care industry. The Company establishes credit limits, performs ongoing credit evaluations and monitors accounts to minimize the risk of loss. Notwithstanding the Company's efforts to minimize its credit risk exposure, the Company's clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If the Company's clients experience such significant impact in their cash flows, it could have a material adverse affect on the Company's results of operations and financial condition.

   At December 31, 2002, the Company had receivables of approximately $4,000,000 ( $1,500,000, net of reserves ) from a client group currently in Chapter 11 bankruptcy proceedings. During the first quarter of 2003, this client filed a plan of reorganization which was confirmed by the Bankruptcy Court on May 12, 2003. The Company estimates that it will receive approximately $180,000 from this client group under such plan. The Company increased its bad debt provision, and charged-off to the Allowance for Doubtful Accounts approximately $3,820,000 of such receivables during the first quarter of 2003.

Insurance Programs
The Company has a Paid Loss Retrospective Insurance Plan for general liability and workers' compensation insurance. Under these plans, pre-determined loss limits are arranged with an insurance company to limit both the Company's per occurrence cash outlay and annual insurance plan cost.

   For workers' compensation, the Company records a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of the Company's historical data, open claims and actuarial analysis done by an independent insurance specialist. The present value of the payout is determined by applying an 8% discount factor against the estimated remaining pay-out period.

   For general liability, the Company records a reserve for the estimated ultimate amounts to be paid for known claims.

   Management regularly evaluates its claims' pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for its accrued insurance claims' estimate. Management evaluations are based primarily on current information derived from reviewing the Company claims' experience and industry trends. In the event that the Company's claims' experience and/or industry trends result in an unfavorable change, it could have an adverse effect on the Company's results of operations and financial condition.

   The Company has a $18,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow. This facility expires on January 31, 2005. The Company believes the line will be renewed at that time. Amounts drawn under the line are payable on demand. At December 31, 2003, there were no borrowings under the line. However, at such date, the Company had outstanding $14,500,000 (increased to $15,925,000 on January 1, 2004) of irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance program.

   As a result of the letters of credit issued, the amount available under the line was reduced by $14,500,000 at December 31, 2003 ($15,925,000 on January 1,
2004). In addition, the Company has lease commitments totaling $2,145,389 through 2009.

   Below is a table, which presents our contractual obligations and commitments at December 31, 2003:

                                                               Payments Due by Period
                                           ------------------------------------------------------------
                                                         Less Than       1-3          4-5        After
Contractual Obligations                        Total     One Year       Years        Years      5 Years
-----------------------                        -----     --------       -----        -----      -------
Operating Leases                           $ 2,145,389 $   898,117   $1,155,117     $92,155          --
Irrevocable Standby Letters of Credit
  (increased to $15,925,000 on
  January 1, 2004)                          14,500,000  14,500,000           --          --          --
                                           ----------- -----------   ----------     -------     -------
Total Contractual Cash Obligation          $16,645,389 $15,398,117   $1,155,117     $92,155          --
                                           =========== ===========   ==========     =======     =======

   The level of capital expenditures by the Company is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment, laundry and linen equipment installations, and computer hardware and software. Although the Company has no specific material commitments for capital expenditures through the end of calendar year 2004, it estimates that it will incur capital expenditures of approximately $2,500,000 during this period in connection with housekeeping equipment and laundry and linen equipment installations in its clients' facilities, as well as expenditures relating to computer hardware and software requirements. The Company believes that its cash from operations, existing balances and credit line will be adequate for the foreseeable future to satisfy the needs of its operations and to fund its continued growth. However, should cash flows from current operations not be sufficient, the Company would utilize its existing working capital, and if necessary seek to obtain necessary working capital from such sources as long-term debt or equity financing.

Material Off-Balance Sheet Arrangements
The Company has not entered into any material off-balance sheet arrangements.

Recent Accounting Pronouncements
In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Exit or Disposal Activities". SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized at their fair values when the liabilities are incurred. Under previous guidance, liabilities for certain exit costs were recognized at the date that management committed to an exit plan, which is generally before the actual liabilities are incurred. As SFAS No. 146 is effective only for exit or disposal activities initiated after December 31, 2002, the adoption of this statement did not have a material effect on the company's financial statements.

   In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS ~No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The adoption of SFAS No. 149 did not have a material effect on the company's financial position and results of operations.

   In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody such obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS ~No. 150 did not have a material effect on the company's financial position and results of operations.

Cautionary Statements Regarding Forward Looking Statements
Certain matters discussed include forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; one client accounting for 23% of revenue in 2003; our claims experience related to workers' compensation and general liability insurance; the effects of changes in laws and regulations governing the industry and risk factors described in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003 in Part I thereof under "Government Regulations of Clients", "Competition" and "Service Agreements/Collections". Many of our clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which have been and continue to be adversely affected by the change in Medicare payments under the 1997 enactment of the Prospective Payment System. That change, and the lack of substantive reimbursement funding rate reform legislation, as well as other trends in the long-term care industry have resulted in certain of our clients filing for bankruptcy protection. Others may follow. Any decisions by the government to discontinue or adversely modify legislation related to reimbursement funding rates will have a material adverse affect on our clients. These factors, in addition to delays in payments from clients have resulted in and could continue to result in significant additional bad debts in the near future. Additionally, the Company's operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing services could not be passed on to it's clients.

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

CONSOLIDATED BALANCE SHEETS

Assets                                                                December 31,
                                                          ----------------------------------
Current Assets:                                                2003                2002
                                                          -------------       -------------
   Cash and cash equivalents ............................ $  64,180,697       $  48,320,098
   Accounts and notes receivable, less allowance for
    doubtful accounts of $3,414,000 in 2003
    and $7,323,000 in 2002 ..............................    58,145,440          51,554,373
   Prepaid income taxes                                              --             883,282
   Inventories and supplies .............................    10,454,838           8,662,653
   Deferred income taxes ................................     2,016,798           3,021,724
   Prepaid expenses and other ...........................     3,312,959           2,335,839
                                                          -------------       -------------
    Total current assets ................................   138,110,732         114,777,969
Property and Equipment:
   Laundry and linen equipment installations ............     2,190,388           6,855,886
   Housekeeping and office equipment ....................    12,830,794          11,641,590
   Autos and trucks .....................................        79,639              85,489
                                                          -------------       -------------
                                                             15,100,821          18,582,965
   Less accumulated depreciation ........................    10,489,224          14,144,869
                                                          -------------       -------------
                                                              4,611,597           4,438,096
NOTES RECEIVABLE - long-term portion ....................     7,904,195           9,937,703
DEFERRED COMPENSATION FUNDING ...........................     2,847,575           1,476,080
DEFERRED INCOME TAXES - long-term portion ...............     3,134,691           1,955,365
OTHER NONCURRENT ASSETS .................................     1,719,342           1,711,097
                                                          -------------       -------------
                                                          $ 158,328,132       $ 134,296,310
                                                          =============       =============
Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable ..................................... $   6,536,395       $   5,307,173
   Accrued payroll, accrued and withheld
    payroll taxes .......................................    14,127,469          11,162,342
   Other accrued expenses ...............................       874,523             238,485
   Income taxes payable .................................       178,862
   Accrued insurance claims .............................     2,978,974           1,953,198
                                                          -------------       -------------
   Total current liabilities                                 24,696,223          18,661,198
ACCRUED INSURANCE CLAIMS -
   long-term portion ....................................     8,936,921           5,859,593
DEFERRED COMPENSATION LIABILITY .........................     3,496,810           1,894,370
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value: 30,000,000 shares
    authorized, 11,959,075 shares issued in
    2003 and 11,612,505 in 2002 .........................       119,591             116,125
   Additional paid in capital ...........................    33,575,031          29,675,341
   Retained earnings ....................................    91,178,370          81,806,772
   Common stock in treasury, at cost, 434,825 shares
    in 2003 and 445,050 in 2002 .........................    (3,674,814)         (3,717,089)
                                                          -------------       -------------
   Total stockholders' equity ...........................   121,198,178         107,881,149
                                                          -------------       -------------
                                                          $ 158,328,132       $ 134,296,310
                                                          =============       =============

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

                                                         Years Ended December 31,
                                                         ------------------------
                                                2003              2002              2001
                                            ------------      ------------      ------------
Revenues                                    $379,718,179      $328,499,982      $284,189,510
Operating costs and expenses:
   Cost of services provided                 334,609,420       289,858,898       252,029,939
   Selling, general and administrative        29,044,719        25,147,855        21,871,673
Other income:
   Investment and interest income              1,450,688           771,470         1,247,463
                                            ------------      ------------      ------------
Income before income taxes                    17,514,728        14,264,698        11,535,361
Income taxes                                   6,655,000         5,634,000         4,500,000
                                            ------------      ------------      ------------
Net income                                  $ 10,859,728      $  8,630,698      $  7,035,361
                                            ============      ============      ============

Basic earnings per common share             $        .96      $        .77      $        .64
                                            ============      ============      ============

Diluted earnings per common share           $        .92      $        .74      $        .64
                                            ============      ============      ============

Cash dividends per common share             $        .13      $         --      $         --
                                            ============      ============      ============

Basic weighted average number
   of common shares outstanding               11,365,796        11,263,466        10,928,281
                                            ============      ============      ============

Diluted weighted average number
   of common shares outstanding               11,858,868        11,689,498        11,077,946
                                            ============      ============      ============

                            See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Years Ended December 31,
                                                                     ------------------------
                                                          2003               2002               2001
                                                     ------------       ------------       ------------
Cash flows from operating activities:
   Net Income                                        $ 10,859,728       $  8,630,698       $  7,035,361
   Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Depreciation                                        1,914,928          2,033,567          2,241,473
    Bad debt provision                                  4,550,000          6,050,000          5,445,000
    Deferred income tax benefits                         (174,400)        (1,291,100)        (1,480,700)
    Tax benefit of stock option
     transactions                                       1,039,397            520,876            232,531
   Unrealized (Gain) loss on deferred
    compensation fund investments                        (417,564)           161,937             65,768
   Changes in operating assets and liabilities:
    Accounts and notes receivable                     (11,141,068)        (3,539,928)        (6,892,797)
    Prepaid income taxes                                  883,282           (875,094)         1,120,436
    Inventories and supplies                           (1,792,185)          (691,796)           527,109
    Notes receivable - long-term                        2,033,509          1,383,661            175,279
    Deferred compensation funding                        (953,931)          (804,980)          (549,061)
    Accounts payable and other
     accrued expenses                                   1,865,261           (112,611)         1,045,845
    Accrued payroll, accrued and
     withheld payroll taxes                             3,177,006          1,586,991          1,705,649
    Accrued insurance claims                            4,103,104          2,309,672          1,185,504
    Deferred compensation liability                     1,602,440            913,396            582,749
    Income taxes payable                                  178,862                 --                 --
    Prepaid expenses and other assets                    (985,366)          (161,843)            55,588
                                                     ------------       ------------       ------------
   Net cash provided by operating
     activities                                        16,743,003         16,113,446         12,495,734
                                                     ------------       ------------       ------------
Cash flows from investing activities:
   Disposals of fixed assets                              221,034            152,109            313,209
   Additions to property and equipment                 (2,309,463)        (1,861,583)        (2,051,219)
                                                     ------------       ------------       ------------
    Net cash used in investing activities              (2,088,429)        (1,709,474)        (1,738,010)
                                                     ------------       ------------       ------------
Cash flows from financing activities:
   Purchase of treasury stock                            (163,448)        (2,130,276)          (824,938)
   Dividends paid                                      (1,488,130)                --                 --
   Reissuance of treasury stock                             1,605                 --                 --
   Proceeds from the exercise of
     stock options                                      2,855,998          1,787,068          1,484,930
                                                     ------------       ------------       ------------
   Net cash provided by (used in)
     financing activities                               1,206,025           (343,208)           659,992
                                                     ------------       ------------       ------------
   Net increase in cash and
     cash equivalents                                  15,860,599         14,060,764         11,417,716
   Cash and cash equivalents at
     beginning of the year                             48,320,098         34,259,334         22,841,618
                                                     ============       ============       ============
   Cash and cash equivalents at end of
     the year                                        $ 64,180,697       $ 48,320,098       $ 34,259,334
                                                     ============       ============       ============
Supplementary Cash Flow Information:
Issuance of 24,536, 23,926 and 38,753
 shares of common stock in 2003, 2002
 and 2001, respectively pursuant to
 Employee Stock Plans                                $    211,879       $    129,649       $    209,993
                                                     ============       ============       ============


See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                Years Ended December 31, 2003, 2002 and 2001
                                                                --------------------------------------------
                                                                        Additional                                    Total
                                                   Common Stock          Paid-in       Retained     Treasury      Stockholders'
                                               Shares       Amount       Capital       Earnings      Stock           Equity
                                               ------       ------       -------       --------      -----           ------
Balance, December 31, 2000                   11,066,591    $110,666    $25,315,753   $66,140,713  $  (761,875)   $ 90,805,257
   Net income                                                                          7,035,361                    7,035,361
   Exercise of stock options                    232,375       2,324      1,482,606                                  1,484,930
   Tax benefit arising from
    stock option transactions                                              232,531                                    232,531
   Issued pursuant to Employee
    Stock Purchase Plan                          38,753         387        209,606                                    209,993
   Purchase of common stock
    for treasury (135,000 shares)                                                                    (824,938)       (824,938)
                                             ----------    --------    -----------   -----------  -----------    ------------
Balance, December 31, 2001                   11,337,719     113,377     27,240,496    73,176,074   (1,586,813)     98,943,134
   Net income for year                                                                 8,630,698                    8,630,698
   Exercise of stock options                    250,860       2,509      1,784,559                                  1,787,068
   Tax benefit arising from
    stock option transactions                                              520,876                                    520,876
   Purchase of common stock
    for treasury (182,550 shares)                                                                  (2,130,276)     (2,130,276)
   Issued pursuant to Employee
    Stock Purchase Plan                          23,926         239        129,410                                    129,649
                                             ----------    --------    -----------   -----------  -----------    ------------
Balance, December 31, 2002                   11,612,505     116,125     29,675,341    81,806,772   (3,717,089)    107,881,149
   Net income for year                                                                10,859,728                   10,859,728
   Exercise of stock options                    346,570       3,466      2,852,532                                  2,855,998
   Tax benefit arising from
    stock option transactions                                            1,039,397                                  1,039,397
   Purchase of common stock for
    treasury (14,400 shares)                                                                         (163,448)       (163,448)
   Cash dividends - $.13 per common
    share                                                                             (1,488,130)                  (1,488,130)
   Shares issued pursuant to dividend
    reinvestment plan (89 shares)                                              853                        752           1,605
   Issued pursuant to Employee
    Stock Plans (24,536 shares)                                              6,908                    204,971         211,879
                                             ----------    --------    -----------   -----------  -----------    ------------
Balance, December 31, 2003                   11,959,075    $119,591    $33,575,031   $91,178,370  $(3,674,814)   $121,198,178
                                             ==========    ========    ===========   ===========  ===========    ============

                            See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1-Summary of Significant Accounting Policies

General
The Company provides Housekeeping and Food services exclusively to the healthcare industry primarily to nursing homes, rehabilitation centers, retirement facilities and hospitals located throughout the United States.

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

Impaired notes receivable
The Company evaluates its notes receivable for impairment quarterly and on an individual client basis. Notes receivable considered impaired are generally attributable to clients that are either in bankruptcy, have been turned over to collection attorneys or those slow payers that are experiencing severe financial difficulties. In the event that a promissory note receivable is impaired, it is accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114 and SFAS No. 118; that is, it is valued at the present value of expected cash flows or market value of related collateral.

   At December 31, 2003, 2002 and 2001, the Company had notes receivable aggregating $3,900,000, $5,800,000 and $7,700,000, respectively that are impaired. During 2003, 2002 and 2001, the average outstanding balance of impaired notes receivable was $4,800,000, $6,700,000 and $7,800,000, respectively and no interest income was recognized in any of such years.

   Summary schedules of impaired notes receivable, and the related reserve, for the years ended December 31, 2003, 2002 and 2001 are as follows:


Impaired Notes Receivable:
                                              Balance                                   Balance
                                             Beginning                                   End of
                                              of Year      Additions     Deductions       Year
                                            ----------    ----------     ----------    ----------
2003                                        $5,800,000    $  100,000     $2,000,000    $3,900,000
                                            ==========    ==========     ==========    ==========

2002                                        $7,700,000    $       --     $1,900,000    $5,800,000
                                            ==========    ==========     ==========    ==========

2001                                        $8,000,000    $2,600,000     $2,900,000    $7,700,000
                                            ==========    ==========     ==========    ==========

Reserved for Impaired Notes Receivable:
                                              Balance                                   Balance
                                             Beginning                                   End of
                                              of Year      Additions     Deductions       Year
                                            ----------    ----------     ----------    ----------
2003                                        $2,500,000    $1,250,000     $1,850,000    $1,900,000
                                            ==========    ==========     ==========    ==========

2002                                        $3,200,000    $1,000,000     $1,700,000    $2,500,000
                                            ==========    ==========     ==========    ==========

2001                                        $1,800,000    $2,300,000     $  900,000    $3,200,000
                                            ==========    ==========     ==========    ==========

   The Company follows an income recognition policy on notes receivable that does not recognize interest income until cash payments are received. This policy was established for conservative reasons, recognizing the environment of the long-term care industry, and not because such notes are impaired. The difference between income recognition on a full accrual basis and cash basis, for notes that are not considered impaired, is not material. For impaired notes, interest income is recognized on a cost recovery ~basis only.

Inventories and supplies
Inventories and supplies include housekeeping and laundry supplies, as well as food service provisions which are valued at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO) basis. Linen supplies are included in inventory and are amortized over a 24 month period.

Property and equipment
Property and equipment are stated at cost. Additions, renewals and improvements are capitalized, while maintenance and repair costs are expensed when incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in income. Depreciation is provided by the straight-line method over the following estimated useful lives: laundry and linen equipment installations - 3 to 7 years; housekeeping and office equipment
- 3 to 7 years; autos and trucks - 3 years.

Revenue recognition
Revenues from the Company's annual service agreements with clients are recognized as services are performed.

   The Company (as a distributor of laundry equipment) occasionally makes sales of laundry installations to certain clients. The sales in most cases represent the construction and installation of a turn-key operation and are for payment terms ranging from 36 to 60 months. The Company's accounting policy for these sales is to recognize the gross profit over the life of the payment terms associated with the financing of the transactions by the Company. During 2003, 2002 and 2001 laundry installation sales were ~not material.

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

Stock-Based Compensation
At December 31, 2003, the Company has stock based compensation plans, which are described more fully in Note 4. As permitted by the SFAS No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. No stock based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, or in Conjunction With Selling Goods or Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

                                                             Year Ended December 31,
                                                      ------------------------------------
                                                          2003         2002         2001
                                                          ----         ----         ----
Net Income
   As reported                                        $10,859,728  $8,630,698   $7,035,361
Deduct:
   Total stock based employee compensation
   expense determined under fair value based
   method for all awards, net of related
   tax effects                                         (1,639,000) (1,790,000)    (890,000)
                                                      -----------  ----------   ----------
   Pro forma                                          $ 9,220,728  $6,840,698   $6,145,361
                                                      ===========  ==========   ==========
Basic Earnings Per Common Share
   As reported                                              $ .96       $ .77        $ .64
   Pro forma                                                $ .81       $ .61        $ .56
Diluted Earnings Per Common Share
   As reported                                              $ .92       $ .74        $ .64
   Pro forma                                                $ .78       $ .59        $ .55

Advertising Costs
Advertising costs are expensed when incurred. For the years ended December 31, 2003, 2002 and 2001, advertising costs were not material.

Long-Lived Assets and Impairment of Long-Lived Assets
The Company's long-lived assets include property and equipment and costs in excess of fair value of net assets acquired. Costs in excess of fair value of net assets acquired arose from the purchase of another company in 1985 which were being amortized over a 31 year period and is included in other noncurrent assets.

   As of January 1, 2002 the Company has adopted SFAS No. 142 "Goodwill and Other Intangible Assets", which eliminated the amortization of purchased goodwill. Upon adoption of SFAS No. 142, as well as at December 31, 2003 and 2002, the Company performed an impairment test of its goodwill (amounting to $1,612,322 at both dates) and determined that no impairment of the recorded goodwill existed. Under SFAS No. 142, goodwill is tested annually and more frequently if an event occurs which indicates the goodwill may be impaired.

   The following table presents a reconciliation of net income and earnings per share amounts, as reported in the financial statements, to those amounts adjusted for goodwill and intangible asset amortization determined in accordance with SFAS No. 142.

                                                     2003          2002           2001
                                                 -----------    ----------     ----------
Reported net income                              $10,859,728    $8,630,698     $7,035,361
Addback: goodwill amortization                            --            --        107,624
                                                 -----------    ----------     ----------
Adjusted net income                              $10,859,728    $8,630,698     $7,142,985
                                                 ===========    ==========     ==========
Basic earnings per common share:
   Reported net income                           $       .96    $      .77     $      .64
   Goodwill amortization                                  --            --            .01
                                                 -----------    ----------     ----------
   Adjusted net income                           $       .96    $      .77     $      .65
                                                 ===========    ==========     ==========
Diluted earnings per common share:
   Reported net income                           $       .92    $      .74     $      .64
   Goodwill amortization                                   -            --             --
                                                 -----------    ----------     ----------
   Adjusted net income                           $       .92    $      .74     $      .64
                                                 ===========    ==========     ==========

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

Reclassification
Certain reclassifications to 2002 and 2001 reported amounts have been made in the financial statements to conform to 2003 presentation.

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

Concentrations of Credit Risk
SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires the disclosure of significant concentrations of credit risk, regardless of the degree of such risk. Financial instruments, as defined by SFAS No. 105, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and accounts and notes receivable. At December 31, 2003 and 2002, substantially all of the Company's cash and cash equivalents were invested with one financial institution.

   The Company's clients are concentrated in the health care industry, primarily providers of long-term care. Many of our clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which have been and continue to be adversely affected by the change in Medicare payments under the 1997 enactment of the Prospective Payment System. That change, and lack of substantive reimbursement funding rate reform legislation , as well as other trends in the long-term care industry have resulted in certain of our clients filing for bankruptcy protection. Others may follow. Any decisions by the government to discontinue or adversely modify legislation related to reimbursement funding rates will have a material adverse affect on our clients. These factors, ~in addition to delays in payments from clients have resulted in and could continue to result in significant additional bad debts in the near future.

Major Client
The Company has one client, a nursing home chain, which in 2003, 2002 and 2001 accounted for approximately 23%, 17% and 14%, respectively of consolidated revenues. Additionally, the amounts due from such client represent approximately 1%, 2% and 3%, respectively of the company's accounts receivable balance at December 31, 2003, 2002 and 2001. Although the Company expects to continue its relationship with this client, the loss of such client would adversely affect the operations of the Company.

Fair Value of Financial Instruments
The carrying value of financial instruments (principally consisting of cash and cash equivalents, accounts and notes receivable and accounts payable) approximate fair value. We estimate the fair value of our financial instruments through the use of public market prices, quotes from financial institutions and other available information.

The Company has certain notes receivable that do not bear interest. Therefore, such notes receivable have been discounted to their present value and are reported at such value in the accompanying financial statements.

Recent Accounting Pronouncements
In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS No. 146"), "Accounting for Exit or Disposal Activities". SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized at their fair values when the liabilities are incurred. Under previous guidance, liabilities for certain exit costs were recognized at the date that management committed to an exit plan, which is generally before the actual liabilities are incurred. As SFAS No. 146 is effective only for exit or disposal activities initiated after December 31, 2002, the adoption of this statement did not have a material effect on the company's financial statements.

   In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS No. 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS~No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements. The adoption of SFAS No. 149 did not have a material effect on the company's financial position and results of operations.

   In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody such obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 did not have a material effect on the company's financial position and results of operations.

Note 2--Allowance for Doubtful Accounts
The Balance Budget Act of 1997 changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998, of a Medicare Prospective Payment System for skilled nursing facilities which significantly changed the manner and the amounts of reimbursement they receive. Many of the Company's clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates. Therefore, they have been and continue to be adversely affected by changes in applicable laws and regulations, as well as other trends in the long-term care industry. This has resulted in certain of the Company's clients filing for bankruptcy protection. Others may follow. These factors in addition to delays in payments from clients have resulted in and could continue to result in significant additional bad debts in the near future.

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

   The Company has had varying collection experience with respect to its accounts and notes receivable. When contractual terms are not met, the Company generally encounters difficulty in collecting amounts due by certain of its clients. Therefore, the Company has sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients have included those in bankruptcy, those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $4,550,000, $6,050,000 and $5,445,000 in the years ended December 31, 2003, 2002 and 2001, respectively. In making its credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, management considers the general collection risks associated with trends in the long-term care industry. Notwithstanding the Company's efforts to minimize its credit risk exposure, the Company's clients could be adversely effected if future industry trends change in such a manner as to negatively impact their cash flows. In the event that the Company's clients experience such significant impact in their cash flows, it could have a material adverse effect on the Company's results of operations and financial condition.

   At December 31, 2002, the Company had receivables of approximately $4,000,000 ($1,500,000, net of reserves) from a client group currently in Chapter 11 bankruptcy proceedings. During the first quarter of 2003, this client filed a plan of reorganization which was confirmed by the Bankruptcy Court on May 12, 2003. The Company estimates that it will receive approximately $180,000 from this client group under such plan. The Company increased its bad debt provision, and charged-off to the Allowance for Doubtful Accounts approximately $3,820,000 of such receivables during the first quarter of 2003.

Note 3--Lease Commitments
The Company leases office facilities, equipment and autos under operating leases expiring on various dates principally through 2008 and certain office leases contain renewal options. The following is a schedule, by calendar years, of future minimum lease payments under operating leases having remaining terms in excess of one year as of December 31, 2003

                                   Operating
Year                                 Leases
----                                 ------
2004                              $  898,117
2005                                 675,566
2006                                 265,418
2007                                 214,133
2008                                  83,286
thereafter                             8,869
                                  ----------
Total minimum lease payments      $2,145,389
                                  ==========

Total expense for all operating leases was $960,619, $913,816 and $994,284 for the years ended December 31, 2003, 2002 and 2001, respectively.

Note 4--Stockholders' Equity
As of December 31, 2003, 1,302,566 shares of common stock were reserved under the incentive stock option plans, including 321,988 shares which are available for future grant. The Stock Option Committee of the Board of Directors is responsible for determining the individuals who will be granted options, the number of options each individual will receive, the option price per share, and the exercise period of each option. The incentive stock option price will not be less than the fair market value of the common stock on the date the option is granted. No option will have a term in excess of ten years and are exercisable commencing six months from the option date. As to any stockholder who owns 10% or more of the common stock, the option price per share will be no less than 110% of the fair market value of the common stock on the date the options are granted and such options shall not have a term in excess of five years.

   The weighted average fair value of incentive options granted during 2003, 2002 and 2001 was $4.16, $5.31 and $4.99, respectively.

A summary of incentive stock option activity is as follows:

                                                        Incentive Stock Options
                         --------------------------------------------------------------------------------
                                   2003                          2002                        2001
                         ------------------------     -------------------------   -----------------------
                          Weighted                     Weighted                    Weighted
                           Average      Number          Average      Number         Average     Number
                            Price     of Shares          Price     of Shares         Price    of Shares
                            -----     ---------          -----     ---------         -----    ---------
Beginning of period        $ 8.77    1,001,327          $ 7.42      878,533          $7.04    1,000,932
Granted                    $18.65      288,288          $12.30      265,769          $8.85      245,326
Cancelled                  $ 8.25     (306,887)         $ 6.77       (1,200)         $8.04     (210,039)
Exercised                  $ 9.91       (2,150)         $ 7.10     (141,775)         $6.37     (157,686)
                           ------    ---------          ------    ---------          -----    ---------
End of period              $11.83      980,578          $ 8.77    1,001,327          $7.42      878,533
                           ======    =========          ======    =========          =====    =========

The following table summarizes information about incentive stock options outstanding at December 31, 2003

                                   Options Outstanding            Options Exercisable
                           ----------------------------------  ---------------------------
                                          Average    Weighted                    Weighted
                                         Remaining   Average                      Average
                              Number    Contractual  Exercise    Number          Exercise
                           Outstanding     Life       Price    Exercisable         Price
Exercise Price Range       -----------     ----       -----    -----------         -----
$5.06 - $8.38                351,595       5.09      $ 6.90      351,595          $ 6.90
$9.25 - $12.65               340,695       8.54      $11.15      340,695          $11.15
$18.65 - $18.65              288,288       9.99      $18.65           --              --
                             -------       ----      ------      -------          ------
$5.06 - $18.65               980,578       7.73      $11.83      692,290          $ 8.99
                             =======       ====      ======      =======          ======

   The Company has granted non-qualified stock options primarily to employees and directors under either the Company's 2002 Stock Option Plan, 1995 Incentive and Non-Qualified Stock Option Plan for key employees or 1996 Non-Employee Director's Stock Option Plan. The 2002 Stock Option Plan was originally adopted by the Board of Directors on March 28, 2002 and approved by Shareholders on May 21, 2002. On April 22, 2003, the Board of Directors of the company adopted an Amendment to the 2002 Stock Option Plan. It was approved by shareholders on May 27, 2003. The Amendment increased the total number of shares of the Company's Common Stock available for issuance under such Plan from 500,000 shares to 1,050,000. On March 28, 2002, the Board of Directors of the company adopted the 2002 Stock Option Plan. It was approved by shareholders on May 21, 2002. Amendments to the 1995 Plan, as well as the 1996 Plan were adopted on March 6, 1996 and approved by shareholders on June 4, 1996. Pursuant to the terms of the 1996 Non-Employee Director's Stock Option Plan, each eligible non-employee director receives an automatic grant based on a prescribed formula on the fixed annual grant date. The non-qualified options were granted at option prices which were not less than the fair market value of the common stock on the date the options were granted. The options are exercisable over a five to ten year period, commencing six months from the option date. The weighted average fair value of non-qualified options granted during 2003, 2002 and 2001 were $5.70, $5.45 and $5.39, respectively.

A summary of non-qualified stock option activity is as follows:

                                                          Non-qualified Stock Options
                           ---------------------------------------------------------------------------------
                                     2003                           2002                         2001
                           ------------------------      ------------------------     ----------------------
                           Weighted                      Weighted                     Weighted
                            Average       Number          Average       Number         Average       Number
                             Price       of Shares         Price      of Shares         Price      of Shares
                             -----       ---------         -----      ---------         -----      ---------
Beginning of period         $ 8.66       583,935          $ 7.87       612,875          $7.02       499,154
Granted                     $18.65        95,072          $12.61        80,146          $8.99       223,274
Cancelled                       --            --              --            --          $5.81       (34,864)
Exercised                   $ 8.16       (39,683)         $ 7.15      (109,085)         $6.44       (74,689)
                            ------       -------          ------       -------          -----       -------
End of period               $10.18       639,324          $ 8.66       583,936          $7.87       612,875
                            ======       =======          ======       =======          =====       =======

The following table summarizes information about non-qualified stock options outstanding at December 31, 2003:

                                        Options Outstanding              Options Exercisable
                             -------------------------------------   --------------------------
                                                Average   Weighted                     Weighted
                                               Remaining   Average                      Average
                                Number        Contractual  Exercise     Number         Exercise
                             Outstanding          Life      Price     Exercisable        Price
Exercise Price Range         -----------          ----      -----     -----------        -----
$5.06 - $8.38                  270,326            5.51      $ 7.14      270,326         $ 7.14
$9.25 - $12.65                 273,926            8.07      $10.23      273,926         $10.23
$18.65 - $18.65                 95,072            9.99      $18.65           --             --
                               -------            ----      ------      -------         ------
$5.06 - $18.65                 639,324            7.27      $10.18      544,252         $ 8.70
                               =======            ====      ======      =======         ======

As discussed in Note 1, the Company applies APB Opinion No. 25 in measuring stock compensation. Accordingly, no compensation cost has been recorded for options granted to employees or directors in the years ended December 31, 2003, 2002 and 2001. The fair value of each option granted has been estimated on the grant date using the Black-Scholes Option Valuation Model. The following assumptions were made in estimating fair value:

                                           2003           2002                2001
                                         --------       ---------    ---------------------
Risk-Free Interest-Rate                    2.00%          4.07%      4.01%,5.16% and 5.68%
Expected Life                            3.0 years      5.5 years       5 and 10 years
Expected Volatility                        37.9%          40.0%               37.0%
Dividend Yield                             1.6%            --                  --

Note 5--Income Taxes
The provision for income taxes consists of:

                                           Year Ended December 31,
                           ---------------------------------------------------
                               2003               2002                 2001
                           -----------        -----------          -----------
Current:
   Federal                 $ 5,094,700        $ 5,106,100          $ 4,335,200
   State                     1,734,700          1,819,000            1,645,500
                           -----------        -----------          -----------
                             6,829,400          6,925,100            5,980,700
Deferred:
   Federal                     (99,300)          (980,600)          (1,074,700)
   State                       (75,100)          (310,500)            (406,000)
                              (174,400)        (1,291,100)          (1,480,700)
                           -----------        -----------          -----------
Income Tax Expense         $ 6,655,000        $ 5,634,000          $ 4,500,000
                           ===========        ===========          ===========

Under FAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's federal and state deferred tax assets and liabilities are as follows:

                                                   Year Ended December 31,
                                              --------------------------------
                                                  2003                 2002
                                              -----------          -----------
Net current deferred assets:
Allowance for doubtful accounts               $ 1,382,670          $ 3,002,430
Accrued insurance claims- current               1,206,484              800,811
Expensing of housekeeping supplies             (1,921,508)
Deferred compensation                           1,341,362              869,951
Other                                               7,790               16,054
                                              -----------          -----------
                                              $ 2,016,798          $ 3,021,724
                                              ===========          ===========

Net noncurrent deferred tax assets:
Deferred profit on laundry installation sales $        --          $     4,825
Non-deductible reserves                           296,094              202,101
Depreciation of property and equipment           (869,297)            (683,664)
Accrued insurance claims- noncurrent            3,619,453            2,402,433
Other                                              88,441               29,670
                                              -----------          -----------
                                              $ 3,134,691          $ 1,955,365
                                              ===========          ===========

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes is as follows:

                                                         Year Ended December 31,
                                        -----------------------------------------------------
                                            2003                 2002                  2001
                                        -----------          -----------          -----------
Tax expense computed at
   statutory rate                       $ 5,955,000          $ 4,850,000          $ 3,922,200
Increases (decreases) resulting
   from:
   State income taxes, net of
     federal tax benefit                  1,127,900              995,600              818,100
   Federal jobs credits                    (578,100)            (432,800)            (354,400)
   Tax exempt interest                      (73,300)             (98,300)             (77,000)
   Other, net                               223,500              319,500              191,300
                                        -----------          -----------          -----------
                                        $ 6,655,000          $ 5,634,000          $ 4,500,200
                                        ===========          ===========          ===========

Income taxes paid were approximately $4,728,000, $7,308,000 and $4,530,000 during 2003, 2002 and 2001, respectively.

Note 6--Related Party Transactions
A director of the Company has an ownership interest in several client facilities which have entered into service agreements with the Company. During the years ended December 31, 2003, 2002 and 2001 the agreements with the client facilities which the director has an ownership interest resulted in Company revenues of approximately $3,683,000, $3,540,000 and $3,440,000, respectively. At December 31, 2003 and 2002, approximately $552,000 and $464,000, respectively is included in accounts receivable in the accompanying consolidated balance sheets from such Director's facilities. The subject accounts' balances due the Company are all within agreed upon payment terms.

   A director of the Company is a member of a law firm which has been retained by the Company during the years ended December 31, 2003, 2002 and 2001. Fees paid by the Company to such firm during the years ended December 31, 2003, 2002 and 2001 were minimal (less than $100,000 in any year).

Note 7--Segment Information
The Company manages and evaluates its operations in two reportable operating segments. The two operating segments are Housekeeping services and Food service. Although both segments serve the same client base and share many operational similarities, they are managed separately due to distinct differences in the type of service provided, as well as the specialized expertise required of the professional management personnel responsible for delivering the respective segments' services. The Company considers the various services provided within the Housekeeping services' segment to be one reportable operating segment since such services are rendered pursuant to a single service agreement and the delivery of such services is managed by the same management personnel.

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

   The Housekeeping services' segment of the Company does provide services in Canada, although essentially all of its revenues and net income, 99% in both categories, are earned in one geographic area, the United States.

                                      Housekeeping             Food            Corporate and
                                        services             services           eliminations               Total
                                        --------             --------           ------------               -----
Year Ended December 31, 2003
Revenues                             $318,539,515         $ 62,189,163         $ (1,010,499)            $379,718,179
Income before income taxes             23,361,449            1,964,460           (7,811,181)(1)           17,514,728
Depreciation                            1,158,938               69,229              686,761                1,914,928
Total assets                           65,045,277           14,788,807           78,494,048(2)           158,328,132

Year Ended December 31, 2002
Revenues                             $277,748,933         $ 51,689,228         $   (938,179)            $328,499,982
Income before income taxes             21,772,632            1,453,703           (8,961,637)(1)           14,264,698
Depreciation                            1,218,550               43,404              771,613                2,033,567
Total assets                           62,584,536           13,493,205           58,218,569(2)           134,296,310

Year Ended December 31, 2001
Revenues                             $244,634,409         $ 40,442,352         $   (887,251)            $284,189,510
Income before income taxes             17,094,432            2,057,270           (7,616,341)(1)           11,535,361
Depreciation                            1,377,655               21,258              842,560                2,241,473
Total assets                           68,256,140            9,377,899           43,156,458(2)           120,790,497

(1) represents primarily corporate office cost and related overhead, as well as certain operating expenses that are not allocated to the service segments.

(2) represents primarily cash and cash equivalents, deferred income taxes and other current and noncurrent assets.

The Company earned revenue in the following service business categories:

                                                      Year Ended December 31,
                                       ------------------------------------------------------
                                           2003                  2002                 2001
                                       ------------         ------------         ------------
Housekeeping services                  $223,302,834         $196,770,462         $170,921,662
Laundry and linen services               93,256,831           79,148,184           70,332,656
Food Services                            61,677,500           50,959,106           40,075,685
Maintenance services and Other            1,481,014            1,622,230            2,859,507
                                       ------------         ------------         ------------
                                       $379,718,179         $328,499,982         $284,189,510
                                       ============         ============         ============

The Company has one client, a nursing home chain, which in 2003, 2002 and 2001 accounted for approximately 23%, 17% and 14%, respectively of consolidated revenue. The Company derived from such client approximately 23% and 22%, respectively of the Housekeeping services and Food services' segments' revenues. Additionally, at December 31, 2003 and 2002, amounts due from such client represented approximately 1% and 2%, respectively of the Company's accounts receivable balances. Although the Company expects to continue its relationship with this client, the loss of such client would adversely affect the operations of the Company's two operating segments.

Note 8--Earnings Per Common Share
A reconciliation of the numerators and denominators of basic and diluted earnings per common share is as follows:

                                       Year Ended December 31, 2003
                               ----------------------------------------
                                  Income        Shares        Per-share
                               (Numerator)   (Denominator)      Amount
                               -----------   -------------    ---------

Net Income                     $10,859,728
                               ===========
Basic earnings per
   common share                 10,859,728     11,365,796         $.96
Effect of dilutive
   securities:
   Options                                        493,072         (.04)
                               -----------     ----------         ----
Diluted earnings per
   common share                $10,859,728     11,858,868         $.92
                               ===========     ==========         ====

                                       Year Ended December 31, 2002
                               ----------------------------------------
                                  Income        Shares        Per-share
                               (Numerator)   (Denominator)      Amount
                               -----------   -------------    ---------

Net Income                      $8,630,698
                               ===========
Basic earnings per
   common share                  8,630,698     11,263,466         $.77
Effect of dilutive
   securities:
   Options                                        426,032         (.03)
                               -----------     ----------         ----
Diluted earnings per
   common share                 $8,630,698     11,689,498         $.74
                               ===========     ==========         ====

                                       Year Ended December 31, 2001
                               ----------------------------------------
                                  Income        Shares        Per-share
                               (Numerator)   (Denominator)      Amount
                               -----------   -------------    ---------

Net Income                      $7,035,361
                               ===========
Basic earnings per
   common share                  7,035,361     10,928,281         $.64
Effect of dilutive
   securities:
   Options                                        149,665
                               -----------     ----------         ----
Diluted earnings per
   common share                 $7,035,361     11,077,946         $.64
                               ===========     ==========         ====

   No outstanding options were excluded from the computation of diluted earnings per common share for the year ended December 31, 2003 as none have an exercise price in excess of the average market value of the Company's commons stock during such period. Options to purchase 6,243 shares and 563,708 shares of common stock at an average exercise price of $12.65 and $7.92 for the years ended December 31, 2002 and 2001, respectively were outstanding during such years but not included in the computation of diluted earnings per common share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

Note 9--Other Commitments and Contingencies
The Company has an $18,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow. This facility expires on January 31, 2005. The Company believes the line will be renewed at that time. Amounts drawn under the line are payable on demand. At December 31, 2003, there were no borrowings under the line. However, at such date, the Company had outstanding $14,500,000 (increased to $15,925,000 on January 1, 2004) of irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance program. As a result of the letters of credit issued, the amount available under the line was reduced by $14,500,000 at December 31, 2003 (and by $15,925,000 at January 1, 2004).

   The Company is also involved in miscellaneous claims and litigation arising in the ordinary course of business. The Company believes that these matters, taken individually or in the aggregate, would not have a material adverse affect on the Company's financial position or results of operations.

   The Balance Budget Act of 1997 changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998, of a Medicare Prospective Payment System for skilled nursing facilities which significantly changed the manner and the amounts of reimbursement they receive. Many of the Company's clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates. Therefore, they have been and continue to be adversely affected by changes in applicable laws and regulations, as well as other trends in the long-term care industry. This has resulted in certain of the Company's clients filing for bankruptcy protection. Others may follow. These factors in addition to delays in payments from clients have resulted in and could continue to result in significant additional bad debts in the near future.

Note 10--Accrued Insurance Claims
For years 2001 through 2003 the Company has a Paid Loss Retrospective Insurance Plan for general liability and workers' compensation insurance. Under these plans, pre-determined loss limits are arranged with an insurance company to limit both the Company's per occurrence cash outlay and annual insurance plan cost.

   For workers' compensation, the Company records a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of the Company's historical data, open claims and actuarial analysis done by an independent insurance specialist. The accrued insurance claims were reduced by approximately $1,287,000, $1,784,000 and $2,138,000 at December 31, 2003, 2002 and 2001,
respectively in order to record the estimated present value at the end of each year using an 8% interest factor.

   Management regularly evaluates its claims' pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for its accrued insurance claims' estimate. Management evaluations are based primarily on current information derived from reviewing the Company claims' experience and industry trends. In the event that the Company claims' experience and/or industry trends result in an unfavorable change, it could have an adverse effect on the Company's results of operations and financial condition.

   For general liability, the Company records a reserve for the estimated ultimate amounts to be paid for known claims.

Note 11--Employee Benefit Plans

Employee Stock Purchase Plan
Effective January 1, 2000, the Company initiated a non-compensatory Employee Stock Purchase Plan ("the ESPP") for all eligible employees. All full-time and certain part-time employees who have completed two years of continuous service with the Company are eligible to participate. The implementation of the ESPP was by four annual offerings with the first annual offering commenced on January 1, 2000. On February 12, 2004, (effective January 1, 2004), the company's Board of Directors extended the ESPP for an additional eight annual offerings. All future annual offerings likewise commence and terminate on the respective year's first and last calendar day. Under the ESPP, the Company is authorized to issue up to 800,000 shares of its common stock to its employees. Furthermore, under the terms of the ESPP, eligible employees can choose each year to have up to $25,000 of their annual earnings withheld to purchase the Company's Common Stock. The purchase price of the stock is 85% of the lower of its beginning or end of the plan year market price.

   As a result of the 2003, 2002 and 2001 annual offerings, a total of 32,149 shares, 24,141 shares and 23,926 shares of the company's common stock were purchased at $11.39, $8.50 and $5.42 per common share for the years 2003, 2002 and 2001, respectively, under the ESPP. The 2003, 2002 and 2001 annual offerings' shares were issued on January 9, 2004, January 8, 2003 and January 8, 2002, respectively.

Retirement Savings Plan
On October 1, 1999, the Company established a retirement savings plan for non-highly compensated employees (the "RSP") under Section 401(k) of the Internal Revenue Code. The RSP allows eligible employees to contribute up to fifteen percent (15%) of their compensation on a pre-tax basis. There is no match by the Company.

Deferred Compensation Plan
Effective January 1, 2000, the Company initiated a Supplemental Executive Retirement Plan (the "SERP") for certain key executives and employees. The SERP is not qualified under section 401 of the Internal Revenue Code. Under the SERP, participants may defer up to fifteen percent (15%) of their income on a pre-tax basis. As of the last day of each plan year, each participant will receive a twenty-five percent (25%) match of their deferral in the Company's common stock based on the then current market value. SERP participants fully vest in the Company's match three years from the first day of the initial year of participation. The income deferred and the Company match are unsecured and subject to the claims of general creditors of the Company. The amounts expensed under the SERP during the years ended December 31, 2003, 2002 and 2001 were $237,626, $287,743 and $102,470, respectively. The Company funded such expense through the reissuance to the SERP's trustee of 12,631 shares, 15,160 shares and 13,509 shares of the Company's treasury stock for the years ended December 31, 2003, 2002 and 2001, respectively. In the aggregate, since initiation of the SERP, 57,122 shares held by the trustee are accounted for at cost, as treasury stock. At December 31, 2003, 52,919 of such shares are vested in the participants' accounts.

   The SERP's trust account had a balance of $2,847,575 (of which approximately one-half is held in Company common stock), $1,476,080 and $832,677 at December 31, 2003, 2002 and 2001, respectively. The account's investments are recorded at their fair value which is based on quoted market prices. Accordingly, the Company recorded an unrealized gain of $417,564 for the year ended December 31, 2003. For the years ended December 31, 2002 and 2001, the Company recorded unrealized losses of $161,937 and $65,768, respectively.

Note 12--Selected Quarterly Financial Data (Unaudited)

                                                     (in thousands except for per share data)
                                                               Three Months Ended
                                                 -----------------------------------------------
                                                 March 31   June 30    September 30  December 31
                                                 -----------------------------------------------
2003
Revenues                                         $89,531     $92,806      $95,878      $101,503
Operating costs and expenses                     $85,488     $88,712      $91,761      $ 97,694
Income before income taxes                       $ 4,243     $ 4,285      $ 4,486      $  4,501
Net income                                       $ 2,546     $ 2,661      $ 2,803      $  2,850
Basic earnings per common share(1)               $   .23     $   .24      $    25      $    .25
Diluted earnings per common share(1)             $   .22     $   .23      $    24      $    .24
Cash dividends per common share                  $    --     $    --      $   .06      $    .07

2002
Revenues                                         $78,932     $82,066      $83,045      $ 84,457
Operating costs and expenses                     $75,762     $78,634      $79,507      $ 81,103
Income before income taxes                       $ 3,356     $ 3,629      $ 3,655      $  3,625
Net income                                       $ 2,030     $ 2,195      $ 2,211      $  2,195
Basic earnings per common share(1)               $   .18     $   .20      $   .20      $    .20
Diluted earnings per common share(1)             $   .18     $   .19      $   .19      $    .19

(1) Year-to-date earnings per common share amounts may differ from the sum of quarterly amounts due to rounding.

Note 13--Subsequent Event (Unaudited)
On February 12, 2004, the Company's Board of Directors approved a 3 for 2 stock split in the form of a 50% common stock dividend payable on March 1, 2004 to shareholders of record on February 23, 2004. Presented below are unaudited pro forma results for the years ended December 31 assuming the stock split had occurred on January 1, 2001.

                                                           2003               2002                 2001
Year Ended December 31,                                    ----               ----                 ----
Net income                                            $10,859,728          $8,630,698          $7,035,361
Basic weighted average number of common
 shares outstanding as reported                        11,365,796          11,263,466          10,928,281
Basic weighted average number of common
 shares outstanding pro forma (unaudited)              17,048,694          16,895,199          16,392,422
Basic earnings per common share as reported                  $.96                $.77                $.64
Basic earnings per common share pro forma
 (unaudited)                                                 $.64                $.51                $.43
Diluted weighted average number of common
 shares outstanding as reported                        11,858,868          11,689,498          11,077,946
Diluted weighted average number of common
 shares outstanding pro forma (unaudited)              17,788,302          17,534,247          16,616,919
Diluted earnings per common share as reported                $.92                $.74                $.64
Diluted earnings per common share pro forma
 (unaudited)                                                 $.61                $.49                $.42

Quarterly unaudited pro forma results for the years ended December 31, 2003 and 2002 are reported below.

                                                         March 31            June 30          September 30        December 31
2003 Quarter Ended                                       --------            -------          ------------        -----------
Net income                                             $2,545,912          $2,660,510          $2,803,209          $2,850,097
Basic weighted average number of common
 shares outstanding as reported                        11,245,247          11,304,606          11,406,417          11,505,478
Basic weighted average number of common
 shares outstanding pro forma (unaudited)              16,867,871          16,956,909          17,109,626          17,258,217
Basic earnings per common share as reported                  $.23                $.24                $.25                $.25
Basic earnings per common share pro forma
 (unaudited)                                                 $.15                $.16                $.16                $.17
Diluted weighted average number of common
 shares outstanding as reported                        11,787,080          11,718,407          11,929,427          12,111,815
Diluted weighted average number of common
 shares outstanding pro forma (unaudited)              17,680,620          17,577,611          17,894,141          18,167,723
Diluted earnings per common share as reported                $.22                $.23                $.24                $.24
Diluted earnings per common share pro forma
 (unaudited)                                                 $.14                $.15                $.16                $.16

                                                         March 31            June 30          September 30        December 31
2002 Quarter Ended                                       --------            -------          ------------        -----------
Net income                                             $2,030,551          $2,194,687          $2,210,586          $2,194,874
Basic weighted average number of common
 shares outstanding as reported                        11,169,039          11,224,347          11,317,662          11,255,065
Basic weighted average number of common
 shares outstanding pro forma (unaudited)              16,753,559          16,836,521          16,976,493          16,882,598
Basic earnings per common share as reported                  $.18                $.20                $.20                $.20
Basic earnings per common share pro forma
 (unaudited)                                                 $.12                $.13                $.13                $.13
Diluted weighted average number of common
 shares outstanding as reported                        11,572,145          11,818,807          11,845,894          11,658,478
Diluted weighted average number of common
 shares outstanding pro forma (unaudited)              17,358,218          17,728,211          17,768,841          17,487,717
Diluted earnings per common share as reported                $.18                $.19                $.19                $.19
Diluted earnings per common share pro forma
 (unaudited)                                                 $.12                $.12                $.12                $.13

The unaudited pro forma impact of the stock split on the Company's balance sheet at December 31, 2003 would be to increase common stock by $60,049 with an offsetting reduction to Additional Paid in Capital. Issued and outstanding numbers of shares of common stock as of December 31, 2003, on a pro forma basis, will be 17,938,618 and 17,286,375, respectively.

Report Of Independent Certified Public Accountants

The Stockholders and Board of Directors
Healthcare Services Group, Inc.

We have audited the accompanying consolidated balance sheets of Healthcare Services Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Healthcare Services Group, Inc. and subsidiaries at December 31, 2003 and 2002 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/S/ Grant Thornton LLP

New York, New York
February 6, 2004

Transfer Agent                          Corporate Offices                       Stock Listing
American Stock Transfer & Trust Co.     Healthcare Services Group, Inc.         Listed on the NASDAQ
99 Wall St.                             3220 Tillman Drive, Suite 300           National Market System Symbol - "HCSG"
New York, NY 10005                      Bensalem, PA 19020
                                        215-639-4274
Auditors
Grant Thornton LLP                      Corporate Counsel                       Annual Stockholders' Meeting
The Chrysler Building                   Olshan Grundman Frome                   Date  - May 25, 2004
666 Third Avenue                           Rosenzweig & Wolosky LLP             Time  - 10:00 A.M.
New York, NY 10017                      Park Avenue Tower                       Place - The Radisson Hotel of Bucks County
                                        65 East 55th St.                                2400 Old Lincoln Highway
                                        New York, NY 10022                              Trevose, PA 19047

Directors                               Barton D. Weisman                       John M. Briggs, CPA
Daniel P. McCartney                     President & CEO-H.B.A. Corp.            Partner - Briggs, Bunting & Dougherty LLP
Chairman & Chief Executive Officer      Robert L. Frome, Esq.
Thomas A. Cook                          Senior Partner - Olshan Grundman Frome
President & Chief Operating Officer     Rosenzweig & Wolosky LLP
Joseph F. McCartney                     Robert J. Moss, Esq.
Northeastern Divisional Vice President  President - Moss Associates


Officers and Corporate Management       Michael Hammond                         Michael E. McBryan
Daniel P. McCartney                     Western Regional Vice President         Mid-Atlantic Divisional Vice President
Chief Executive Officer                 Michael Harder                          Bryan D. McCartney
Thomas A. Cook                          Vice President - Credit Administration  Mid-Atlantic Divisional Vice President
President & Chief Operating Officer     Richard W. Hudson                       Joseph F. McCartney
Curt Barringer                          Vice President - Finance and Secretary  Northeastern Divisional Vice President
Southeast Divisional Vice President     John D. Kelly                           James P. O'Toole
Thomas B. Carpenter                     Western Divisional Vice President       Mid-Atlantic Regional Vice President
General Counsel and Assistant Secretary Nicholas R. Marino                      Brian M. Waters
James L. DiStefano                      Human Resources Director                Vice President - Operations
Chief Financial Officer and Treasurer

Market Makers
As of the end of 2003, the following firms were making a market in the shares of Healthcare Services Group, Inc.:

Schwab Capital Markets                  Jefferies & Company, Inc.               Citigroup Global Markets, Inc.
Goldman, Sachs & Co.                    Morgan Stanley & Co., Inc.              Merrill Lynch, Pierce, Fenner
Wedbush Morgan Securities Inc.          C.L. King & AssociatesCrown             Financial Group

About Your Shares
Healthcare Services Group, Inc.'s common stock is traded on the NASDAQ National Market System of the over-the-counter market. On December 31, 2003 there were 11,524,250 of the Company's common shares issued and outstanding. As of March 1, 2004 there were approximately 490 holders of record of the common stock, including holders whose stock was held in nominee name by brokers or other nominees. It is estimated that there are approximately 3,100 beneficial holders.

Price quotations during the two years ended December 31, 2003, ranged as follows:

                     2003 High    2003 Low    2002 High    2002 Low
                     ---------    --------    ---------    --------
 1st Qtr. ........... $13.960     $11.800      $10.708     $ 9.540
 2nd Qtr. ........... $14.030     $11.240      $15.450     $11.650
 3rd Qtr. ........... $17.110     $13.950      $15.750     $11.750
 4th Qtr. ........... $20.161     $15.780      $13.910     $10.751

Availability of Form 10-K
A copy of Healthcare Services Group, Inc.'s 2003 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission is available on the Company's website "www.hcsgcorp.com". Additionally, it will be provided without charge to each shareholder making a written request to the Investor Relations Department of the Company at its Corporate Offices.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 26, 2004               HEALTHCARE SERVICES GROUP, INC.
                                                  (Registrant)


                                        By:  /s/ Daniel P. McCartney
                                             -------------------------------
                                                 Daniel P. McCartney
                                                 Chief Executive Officer and
                                                 Chairman of the Board

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated:

       Signature                                  Title                                Date
       ---------                                  -----                                ----
/s/ Daniel P. McCartney                  Chief Executive Officer and            February 26, 2004
---------------------------              Chairman
Daniel P. McCartney

/s/ Joseph F. McCartney                  Director and Vice President            February 26, 2004
---------------------------
Joseph F. McCartney

/s/ Barton D. Weisman                    Director                               February 26, 2004
---------------------------
Barton D. Weisman

/s/ Robert L. Frome                      Director                               February 26, 2004
---------------------------
Robert L. Frome

/s/ Thomas A. Cook                       Director, President and                February 26, 2004
---------------------------              Chief Operating Officer
Thomas A. Cook

/s/ John M. Briggs                       Director                               February 26, 2004
---------------------------
John M. Briggs

/s/ Robert J. Moss                       Director                               February 26, 2004
---------------------------
Robert J. Moss

/s/ James L. DiStefano                   Chief Financial Officer and            February 26, 2004
---------------------------              Treasurer
James L. DiStefano

/s/ Richard W. Hudson                    Vice President-Finance, Secretary      February 26, 2004
---------------------------              and Chief Accounting Officer
Richard W. Hudson

                     REPORT OF INDEPENDENT CERTIFIED PUBLIC
                             ACCOUNTANTS ON SCHEDULE





Board of Directors and Stockholders
     Healthcare Services Group, Inc.


In connection with our audits of the consolidated financial statements of Healthcare Services Group, Inc. and subsidiaries, referred to in our report dated February 6, 2004, which is included in the 2003 Annual Report to Shareholders and is incorporated by reference in Form 10-K, we have also audited
Schedule II for each of the three years in the period ended December 31, 2003. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


/s/ Grant Thornton LLP
New York, New York
February 6, 2004

                Healthcare Services Group, Inc. and subsidiaries
                 Schedule II - Valuation and Qualifying Accounts
                  Years Ended December 31, 2003, 2002, and 2001

                                                         Additions
                                              --------------------------------
                                Balance-       Charged to         Charged to
                              Beginning of     Costs and             Other            Deductions       Balance -End
Description                      Period         Expenses            Accounts              (A)           of Period
----------------------       ------------     ------------       -------------       ------------      ------------
2003
Allowance for Doubtful
  Accounts                   $  7,323,000     $  4,550,000                           $  8,459,000      $  3,414,000
                             ============     ============       =============       ============      ============
2002
Allowance for Doubtful
  Accounts                   $  6,936,000     $  6,050,000                           $  5,663,000      $  7,323,000
                             ============     ============       =============       ============      ============
2001
Allowance for Doubtful
  Accounts                   $  4,914,000     $  5,445,000                           $  3,423,000      $  6,936,000
                             ============     ============       =============       ============      ============

(A)   Represents write-offs