Form 10-Q
period 2004-03-31
HEALTHCARE SERVICES GROUP INC
filed 2004-04-30
CIK 731012

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2004            Commission File Number  0-120152


                         HEALTHCARE SERVICES GROUP, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                         23-2018365
-------------------------------                    ----------------------------
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

       Indicate by check mark whether the registrant is an Accelerated Filer ( as defined in Rule 12b-2 of the Exchange Act )

                     YES    X                         NO
                          -----                           -----

Number of shares of common stock, issued and outstanding as of April 28, 2004 is 17,527,286
                                Total of 22 Pages


                                           INDEX
PART I.                            FINANCIAL INFORMATION                                   PAGE NO.
                                   ---------------------                                   --------

Item 1.        Financial Statements (Unaudited)

               Consolidated Balance Sheets as of
               March 31, 2004 and  December 31, 2003                                          2

               Consolidated Statements of Income for the Three Months Ended
               March 31, 2004 and 2003                                                        3

               Consolidated Statements of Cash Flows for the Three Months
               ended March 31, 2004 and 2003                                                  4

               Consolidated Statement of Stockholders' Equity as of March
               31, 2004                                                                       5

               Notes To Consolidated Financial Statements                                   6 - 9

Item 2.        Management's  Discussion and Analysis of Financial Condition
               and Results Of Operations                                                   10 - 15

Item 3.        Quantitative and Qualitative Disclosure About Market Risk                      16

Item 4.        Controls and Procedures                                                        17

Part II.

                                     Other Information                                        17
                                     -----------------

               Signatures                                                                     19

               Exhibits - Certifications                                                   20 - 22

                              Consolidated Balance Sheets

                                                                             (Unaudited)
                                                                              March 31,         December 31,
                                                                                 2004               2003
                                                                           ----------------------------------
ASSETS
CURRENT ASSETS:
            Cash and cash equivalents                                      $  67,343,847        $  64,180,697
            Accounts and notes  receivable, less allowance for doubtful
              accounts of $3,987,000 in 2004 and $3,414,000 in 2003           55,052,808           58,145,440
            Inventories and supplies                                          10,720,268           10,454,838
            Deferred income taxes                                              2,268,698            2,016,798
            Prepaid expenses and other                                         3,813,273            3,312,959
                                                                           --------------       --------------
                 Total current assets                                        139,198,894          138,110,732
PROPERTY AND EQUIPMENT:
            Laundry and linen equipment installations                          2,243,499            2,190,388
            Housekeeping and office equipment                                 13,336,723           12,830,794
            Autos and trucks                                                      79,639               79,639
                                                                           --------------       --------------
                                                                              15,659,861           15,100,821
            Less accumulated depreciation                                     10,936,000           10,489,224
                                                                           --------------       --------------
                                                                               4,723,861            4,611,597
NOTES RECEIVABLE- long term portion                                            7,930,505            7,904,195
DEFERRED COMPENSATION FUNDING                                                  3,093,067            2,847,575
DEFERRED INCOME TAXES- long term portion                                       3,088,191            3,134,691
OTHER NONCURRENT ASSETS                                                        1,719,342            1,719,342
                                                                           --------------       --------------
                                                                           $ 159,753,860        $ 158,328,132
                                                                           ==============       ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
            Accounts payable                                               $   6,368,432        $   6,536,395
            Accrued payroll, accrued and withheld payroll taxes                9,212,904           14,127,469
            Other accrued expenses                                             2,133,919              874,523
            Income taxes payable                                                 656,418              178,862
            Accrued insurance claims                                           3,060,711            2,978,974
                                                                           --------------       --------------
                 Total current liabilities                                    21,432,384           24,696,223

ACCRUED INSURANCE CLAIMS- long term portion                                    9,182,135            8,936,921
DEFERRED COMPENSATION LIABILITY                                                3,805,532            3,496,810
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
            Common stock, $.01 par value: 45,000,000 shares authorized,
              18,081,616 shares issued in 2004 and 17,938,613 in 2003            180,816              179,386
            Additional paid in capital                                        34,989,853           33,515,234
            Retained earnings                                                 93,565,654           91,178,370
            Common stock in treasury, at cost, 603,907 shares in 2004 and
              652,238 in 2003                                                 (3,402,514)          (3,674,812)
                                                                           --------------       --------------
            Total stockholders' equity                                       125,333,809          121,198,178
                                                                           --------------       --------------
                                                                           $ 159,753,860        $ 158,328,132
                                                                           ==============       ==============

            See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED MARCH 31,
                                                          2004                 2003
                                                    ----------------     ----------------

Revenues                                              $ 106,621,820         $ 89,531,352
Operating costs and expenses:
  Costs of services provided                             93,396,926           78,690,855
  Selling, general and administrative                     8,014,901            6,796,788
Other Income :
  Investment and interest income                            142,202              199,203
                                                      -------------         ------------

Income before income taxes                                5,352,195            4,242,912

Income taxes                                              2,034,000            1,697,000
                                                      -------------         ------------

Net Income                                            $   3,318,195         $  2,545,912
                                                      =============         ============

Basic earnings per common share                       $        0.19         $       0.15
                                                      =============         ============

Diluted earnings per common share                     $        0.18         $       0.15
                                                      =============         ============

Cash dividends per common share                       $       0.053         $         --
                                                      =============         ============

Basic weighted average number of
  common shares outstanding                              17,476,278           16,867,871
                                                      =============         ============

Diluted weighted average number of
  common shares outstanding                              18,429,590           17,511,581
                                                      =============         ============

See accompanying notes.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                                            FOR THE THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                           -----------------------------
                                                                               2004            2003
                                                                           -------------  --------------
Cash flows from operating activities:
  Net Income                                                               $  3,318,195   $   2,545,912
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation                                                              482,961         500,093
      Bad debt provision                                                      1,000,000       1,500,000
      Deferred income taxes (benefit)                                          (205,400)        806,000
      Tax benefit of stock option transactions                                  428,035          52,740
   Changes in operating assets and liabilities:
      Accounts and notes receivable                                           2,092,632      (2,023,620)
      Prepaid income taxes                                                                      680,541
      Inventories and supplies                                                 (265,430)       (987,412)
      Notes Receivable--long-term                                                (26,311)         89,828
      Deferred compensation funding                                            (245,492)       (230,446)
      Accounts payable and other accrued expenses                             1,091,433       1,503,629
      Accrued payroll, accrued and withheld payroll
       taxes                                                                 (4,548,387)     (4,302,684)
      Deferred compensation liability                                           308,722         283,283
      Income taxes payable                                                      477,556           --
      Accrued insurance claims                                                  326,951         787,016
      Prepaid expenses and other assets                                        (500,314)     (1,044,758)
                                                                           -------------  --------------
          Net cash provided by operating activities                           3,735,151         160,122
                                                                           -------------  --------------
Cash flows from investing activities:
  Disposals of fixed assets                                                      54,783          60,551
  Additions to property and equipment                                          (650,008)       (569,119)
                                                                           -------------  --------------
          Net cash used in investing activities                                (595,225)       (508,568)
                                                                           -------------  --------------
Cash flows from financing activities:
  Dividends paid                                                               (930,911)          --
  Reissuance of treasury stock                                                    1,534           --
  Proceeds from the exercise of stock options                                   952,601         129,902
                                                                           -------------  --------------
          Net cash provided by financing activities                              23,224         129,902
                                                                           -------------  --------------

Net increase (decrease) in cash and cash equivalents                          3,163,150        (218,544)

Cash and cash equivalents at beginning of the period                         64,180,697      48,320,098
                                                                           -------------  --------------

Cash and cash equivalents at end of the period                             $ 67,343,847   $  48,101,554
                                                                           =============  ==============

Supplementary Cash Flow Information:
Issuance of 48,224 shares of Common Stock in 2004 and
36,212 shares of Common Stock in 2003 pursuant to
Employee Stock Plans                                                       $    366,177   $     205,199
                                                                           =============  ==============


See accompanying notes.

Consolidated Statements of Stockholders' Equity
(Unaudited)

                                                                       For the Three Months Ended March 31, 2004
                                                                       -----------------------------------------

                                                                              Additional                                 Total
                                                           Common Stock        Paid-in       Retained     Treasury    Stockholders'
                                                      Shares         Amount    Capital       Earnings       Stock        Equity
                                                   ---------------- --------- ------------ ------------ ------------- --------------
Balance, December 31, 2003                              17,938,613  $179,386  $33,515,234  $91,178,370   ($3,674,812)  $121,198,178

Net income                                                                                   3,318,195                    3,318,195

Exercise of stock options                                  143,003     1,430      951,171                                   952,601

Tax benefit arising from stock option transactions                                428,035                                   428,035

Shares issued pursuant to Employee Stock Plans
  (48,224 shares)                                                                  94,478                    271,699        366,177

Cash dividends paid - $.053 per common share                                                  (930,911)                    (930,911)

Shares issued pursuant to Dividend Reinvestment
  Plan (107 shares)                                                                   935                        599          1,534

                                                   ---------------- --------- ------------ ------------ ------------- --------------
Balance, March 31, 2004                                 18,081,616  $180,816  $34,989,853  $93,565,654   ($3,402,514)  $125,333,809
                                                   ================ ========= ============ ============ ============= ==============

See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)


NOTE 1 - BASIS OF REPORTING

         The accompanying financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 2003 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 2003. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the quarter ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year.

NOTE 2 - THREE-FOR-TWO STOCK SPLIT

         On February 12, 2004, the Company's Board of Directors approved a three-for-two stock split in the form of a 50% common stock dividend which was paid on March 1, 2004 to shareholders of record on February 23, 2004. All share and per share information for all periods presented have been adjusted to reflect the three-for-two stock split.

NOTE 3 - OTHER CONTINGENCIES

         The Company has an $18,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow. This facility expires on January 31, 2005. The Company believes the line will be renewed at that time. Amounts drawn under the line are payable upon demand. At both March 31, 2004 and December 31, 2003, there were no borrowings under the line. However, at such dates, the Company had outstanding $15,925,000 and $14,500,000, respectively of irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance program. As a result of the letters of credit issued, the amount available under the line was reduced by $15,925,000 and $14,500,000 at March 31, 2004 and December 31, 2003,
respectively.

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

NOTE 4 - SEGMENT INFORMATION
         The Company manages and evaluates its operations in two reportable operating segments. The two operating segments are Housekeeping services (housekeeping, laundry, linen and other services), and Food service. Although both segments serve the same client base and share many operational similarities they are managed separately due to distinct differences in the type of service provided, as well as the specialized expertise required of the professional management personnel responsible for delivering the respective segments' services. The Company considers the various services provided within the Housekeeping services' segment to be one reportable operating segment since such services are rendered pursuant to a single service agreement and the delivery of such services is managed by the same management personnel.

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

         The Housekeeping services' segment provides services in Canada, although essentially all of its revenues and net income, 99% in both categories, are earned in one geographic area, the United States.

                                      Housekeeping          Food         Corporate and
                                        services          services        eliminations          Total
                                        --------          --------        ------------          -----
Quarter Ended March 31, 2004
----------------------------
Revenues                              $ 87,791,789      $ 18,854,548     $    (24,517)      $ 106,621,820
Income before income taxes            $  7,799,548      $    497,071     $ (2,944,424)(1)   $   5,352,195

Quarter Ended March 31, 2003
----------------------------
Revenues                              $ 75,579,077      $ 13,420,908     $    531,367       $  89,531,352
Income before income taxes            $  6,085,650      $    471,715     $ (2,314,453)(1)   $   4,242,912

(1) represents primarily corporate office cost and related overhead, as well as certain operating expenses that are not allocated to the service segments.

The Company earned revenue in the following service categories:

                                           For the quarter ended March 31,
                                           -------------------------------

                                          2004                         2003
                                          ----                         ----
Housekeeping services               $  61,651,194                 $ 53,805,771
Laundry and linen services             26,073,253                   21,828,640
Food Services                          18,419,879                   13,546,960
Maintenance services
     and Other                            477,494                      349,981
                                    -------------                 ------------

                                    $ 106,621,820                 $ 89,531,352
                                    =============                 ============

         The Company has one client, a nursing home chain, which in 2004 and 2003 accounted for approximately 21% and 22%, respectively of consolidated revenues. The Company derived approximately 19% and 29%, respectively of the Housekeeping services and Food services' segments' 2004 revenues from such client. Although the Company expects to continue its relationship with this client, the loss of such client would adversely affect the operations of the Company's two operating segments.


NOTE 5 - EARNINGS PER COMMON SHARE

         A reconciliation of the numerator and denominator of basic and diluted earnings per common share is as follows:

                                                  Quarter Ended March 31, 2004
                                                  ----------------------------
                                         Income              Shares            Per-share
                                       (Numerator)       (Denominator)           Amount
                                       -----------       -------------           ------
Net income                              $3,318,195
                                        ==========
Basic earnings per common share         $3,318,195          17,476,278            $ .19
Effect of dilutive securities:
       Options                                                 953,312             (.01)
                                       -----------       -------------            -----
Diluted earnings per
       Common share                     $3,318,195          18,429,590            $ .18
                                       ===========       =============            =====

                                                  Quarter Ended March 31, 2003
                                                  ----------------------------
                                         Income             Shares              Per-share
                                       (Numerator)       (Denominator)           Amount
                                       -----------       -------------           ------
Net income                              $2,545,912
                                        ==========
Basic earnings per common share         $2,545,912          16,867,871          $   .15
Effect of dilutive securities:
       Options                                                 643,710
                                       -----------       -------------            -----
Diluted earnings per
       Common share                     $2,545,912          17,511,581          $   .15
                                       ===========       =============            =====

No outstanding options were excluded at either March 31, 2004 or March 31, 2003 as none have an exercise price in excess of the average market value of the Company's Common Stock at such dates.


NOTE 6 - STOCK BASED COMPENSATION

         At both March 31, 2004 and December 31, 2003, the Company has stock based compensation plans. As permitted by the Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company accounts for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of the Company's stock and the exercise price of the option. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, or in Conjunction With Selling Goods or Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

         The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

                                                                     Quarter Ended March 31,
                                                                     -----------------------
                                                                  2004                     2003
                                                                  ----                     ----
Net Income
       As reported                                             $3,318,195               $2,545,912
Deduct:
       Total stock based employee compensation
       expense determined under fair value based
       method for all awards, net of related tax effects         (767,000)                (748,000)
                                                               ----------               ----------
Pro forma net income                                           $2,551,195               $1,797,912
                                                               ==========               ==========

Basic Earnings Per Common Share
       As reported                                             $  .19                   $  .15
       Pro forma                                               $  .15                   $  .11
Diluted Earnings Per Common Share
       As reported                                             $  .18                   $  .15
       Pro forma                                               $  .14                   $  .10

PART I.

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage which certain items bear to revenues:

                                                Relation to Total Revenues
                                              For the Quarter Ended March 31,
                                              -------------------------------
                                                     2004          2003
                                                     ----          ----
Revenues                                            100.0%        100.0%
Operating costs and expenses:
  Costs of services provided                         87.6          87.9
  Selling, general and
     administration                                   7.5           7.6
Investment and interest income                         .1            .2
                                                    -----         -----
Income before income taxes                            5.0           4.7
Income taxes                                          1.9           1.9
                                                    -----         -----
Net income                                            3.1%          2.8%
                                                    =====         =====

         Revenues increased 19.1% to $106,621,820 in the quarter ended March 31, 2004 compared to $89,531,352 in the corresponding 2003 period. Housekeeping services' segment revenues increased to $87,791,789, an increase of approximately 15.9% from first quarter 2003 segment revenues of $75,759,077. This segment's growth in revenues is primarily a result of a net increase in service agreements entered into with new clients. The Food service's segment revenues increased approximately 40.5% to $18,854,548 as compared to first quarter 2003 segment revenues of $13,420,908. The Food service's segment revenue growth is a result of providing this service to existing Housekeeping service's segment clients. Although there can be no assurance thereof, the Company believes that in 2004 both Housekeeping services, and Food services' revenues, as a percentage of total revenues, will remain approximately the same as their respective 2003 percentages.

         The Company has one client, a nursing home chain, which in 2004 and 2003 accounted for approximately 21% and 22%, respectively of consolidated revenues. The Company derived approximately 19% and 29%, respectively of the Housekeeping services and Food services' segments' 2004 revenues from such client. Although the Company expects to continue its relationship with this client, the loss of such client would adversely affect the operations of the Company's two operating segments.

         Cost of services provided as a percentage of revenues decreased to 87.6% for the first quarter of 2004 from 87.9 % in the corresponding 2003 quarter. The primary factors affecting the .3% decrease are as follows: decrease of .8% in labor costs which is primarily a result of efficiencies achieved in managing the Housekeeping segment's labor and a .7% decrease in bad debt provision. Offsetting these decreases was an increase of 1.6% in the cost of supplies consumed in providing services which was primarily attributable to increased costs associated with the Food service segment.

          Selling, general and administrative expenses as a percentage of revenue remained essentially unchanged at 7.5% compared to 7.6% in the 2003 first quarter.

         As a result of the matters discussed above, net income for the 2004 first quarter increased to 3.1% as a percentage of revenue compared to 2.8% in the 2003 first quarter.

CRITICAL ACCOUNTING POLICIES

         The two policies discussed below are considered by the Company's management to be critical to an understanding of the Company's financial statements because their application places the most significant demands on management's judgment. Therefore, it should be noted that financial reporting results rely on estimating the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

         The two policies discussed are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting another available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which are included in our Annual Report for the year ended December 31, 2003 which contain accounting policies and other disclosures required by generally accepted accounting principles.

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

         The Company has had varying collection experience with respect to its accounts and notes receivable. When contractual terms are not met, the Company generally encounters difficulty in collecting amounts due from certain of its clients. Therefore, the Company has sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those in bankruptcy, those who have terminated service agreements and slow payers experiencing financial difficulties. In making credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, management considers the general collection risks associated with trends in the long-term care industry. The Company also establishes credit limits and performs ongoing credit evaluation and account monitoring procedures to minimize the risk of loss.

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

         Notwithstanding the Company's efforts to minimize its credit risk exposure, the Company's clients could be adversely affected if future industry trends, as more fully discussed under Liquidity and Capital Resources below, and as further described in the Company's Form 10-K filed with Securities and Exchange Commission for the year ended December 31, 2003 in Part I thereof under "Government Regulation of Clients" and "Service Agreements/Collections", change in such a manner as to negatively impact the cash flows of its clients. If the Company's clients experience such significant impact in their cash flows, it could have a material adverse affect on the Company's results of operations and financial condition.

Accrued Insurance Claims
------------------------
         The Company has a Paid Loss Retrospective Insurance Plan for general liability and workers' compensation insurance. Under these plans, pre-determined loss limits are arranged with an insurance company to limit both the Company's per occurrence cash outlay and annual insurance plan cost.

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

         For general liability, the Company records a reserve for the estimated amounts to be paid for known claims.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004 the Company had cash and cash equivalents of $67,343,847 and working capital of $117,766,510 compared to December 31, 2003 cash and cash equivalents, and working capital of $64,180,697 and $113,414,509, respectively. Management views the Company's cash and cash equivalents of $67,343,847 at March 31, 2004 as its principal measure of liquidity. The Company's current ratio at March 31, 2004 increased to 6.5 to 1 from 5.6 to 1 at December 31, 2003.

         The net cash provided by the Company's operating activities was $3,735,151 for the three month period ended March 31, 2004. The principal sources of net cash flows from operating activities for the three month period ended March 31, 2004 were net income, including non-cash charges to operations for bad debt provisions and depreciation. Additionally, operating activities' cash flows were increased by the timing of payments for accounts payable and other accrued expenses, as well as, a $2,066,321 net decrease in accounts and notes receivable and long term notes receivable. The operating activity that used the largest amount of cash during the three month period ended March 31, 2004 was a decrease of $4,548,387 in accrued payroll, accrued and withheld payroll taxes resulting from the timing of such payments.

         The Company's principal use of cash in investing activities in the three month period ended March 31, 2004 was the purchase of housekeeping equipment and computer software and equipment.

         On February 12, 2004, the Company's Board of Directors approved a three-for-two stock split in the form of a 50% common stock dividend which was paid on March 1, 2004 to shareholders of record on February 23, 2004. An amount equal to the par value of the shares of Common Stock issued was transferred from Additional Paid In Capital to Common Stock in the March 31, 2004 balance sheet. All share and earnings per common share information presented in this report have been adjusted to reflect the three-for-two stock split. The effect of this action was to increase shares outstanding at March 1, 2004 by 6,016,799 to 17,646,172.

         On February 14, 2004, the Company paid to shareholders of record as of January 31, 2004, regular cash dividends in the aggregate of $930,911 ($.053 per common share as adjusted for the three-for-two stock split). Additionally, on April 20, 2004, the Company's Board of Directors declared a regular cash dividend of $.06 per common share to be paid on May 14, 2004 to shareholders of record as of April 30, 2004.

Accounts and Notes Receivable
-----------------------------
         The Company expends considerable effort to collect the amounts due for its services on the terms agreed upon with its clients. Many of the Company's clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. The Balance Budget Act of 1997 changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998 of a Medicare Prospective Payment System for skilled nursing facilities which significantly changed the reimbursement procedures and the amounts of reimbursement they receive. Many of the Company's clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates. Therefore, they have been and continue to be adversely affected by changes in applicable laws and regulations, as well as other trends in the long-term care industry. This has resulted in certain of the Company's clients filing for bankruptcy protection. Others may follow.

         These factors, in addition to delays in payments from clients have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, the Company converts the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance the Company's ability to collect the amounts due. At March 31, 2004 and December 31, 2003, the Company had approximately, net of reserves, $12,782,000 and $12,638,000, respectively of such notes outstanding. In some instances the Company obtains a security interest in certain of the debtors' assets. Additionally, the Company considers restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. The Company believes that the restructuring provides it with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

         The Company has had varying collection experience with respect to its accounts and notes receivable. When contractual terms are not met, the Company generally encounters difficulty in collecting amounts due from certain of its clients. Therefore, the Company has sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those in bankruptcy, those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, the Company has recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $1,000,000 and $1,500,000 in the three month periods ended March 31, 2004 and 2003, respectively. These provisions represent approximately ..9% and 1.7%, as a percentage of revenue for such respective periods. In making its credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, management considers the general collection risk associated with trends in the long-term care industry. The Company also establishes credit limits, performs ongoing credit evaluation and monitors accounts to minimize the risk of loss. Notwithstanding the Company's efforts to minimize its credit risk exposure, the Company's clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If the Company's clients experience such significant impact in their cash flows, it could have a material adverse effect on the Company's results of operations and financial condition.

Insurance Programs
------------------
         The Company has a Paid Loss Retrospective Insurance Plan for general liability and workers' compensation insurance. Under these plans, pre-determined loss limits are arranged with an insurance company to limit both the Company's per occurrence cash outlay and annual insurance plan cost.

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

         For general liability, the Company records a reserve for the estimated amounts to be paid for known claims.

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

Line of Credit
--------------
         The Company has an $18,000,000 bank line of credit on which it may draw to meet short-term liquidity requirements in excess of internally generated cash flow. This facility expires on January 31, 2005. The Company believes the line will be renewed at that time. Amounts drawn under the line are payable on demand. At March 31, 2004 there were no borrowings under the line. However, at such date, the Company had outstanding $15,925,000 of irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance program. As a result of the letters of credit issued, the amount available under the line was reduced by $15,925,000 at March 31, 2004.

Capital Expenditures
--------------------
         The level of capital expenditures by the Company is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment, laundry and linen equipment installations, and computer hardware and software. Although the Company has no specific material commitments for capital expenditures through the end of calendar year 2004, it estimates that it will incur capital expenditures of approximately $2,500,000 during this period in connection with housekeeping equipment and laundry and linen equipment installations in its clients' facilities, as well as expenditures relating to internal data processing hardware and software requirements. The Company believes that its cash from operations, existing balances and credit line will be adequate for the foreseeable future to satisfy the needs of its operations and to fund its continued growth. However, should cash flows from current operations not be sufficient, the Company would utilize its existing working capital and if necessary seek to obtain necessary working capital from such sources as long-term debt or equity financing.

Material Off-Balance Sheet Arrangements
---------------------------------------
The Company has not entered into any material off-balance sheet arrangements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
           MARKET RISK

         The Company's exposure to market risk is not significant.


CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS

         Certain matters discussed include forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such risks and uncertainties include, but are not limited to, risks arising from the Company providing its services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; one client accounting for approximately 21% of revenues in 2004; our claims' experience related to workers' compensation and general liability insurance; the effects of changes in laws and regulations governing the industry and risk factors described in the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003 in Part I thereof under "Government Regulation of Clients", "Competition" and "Service Agreements/Collections". Many of the Company's clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which have been and continue to be adversely affected by the change in Medicare payments under the 1997 enactment of Prospective Payment System. That change, and lack of substantive reimbursement funding rate reform legislation, as well as other trends in the long-term care industry have resulted in certain of the Company's clients filing for bankruptcy protection. Others may follow. Any decisions by the government to discontinue or adversely modify legislation related to reimbursement funding rates will have a material adverse affect on the Company's clients. These factors, in addition to delays in payments from clients have resulted in and could continue to result in significant additional bad debts in the near future. Additionally, the Company's operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing its services could not be passed on to clients.

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

EFFECTS OF INFLATION

         The Company believes in most instances it will be able to recover increases in costs attributable to inflation by passing through such cost increases to its clients.

ITEM 4.       CONTROLS AND PROCEDURES

         The Company maintains "disclosure controls and procedures", as such term is defined in Rules 13a-15e of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in its reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

         The Company's Chief Executive Officer and Principal Accounting Officer (its Principal Executive Officer and Principal Accounting Officer, respectively) have evaluated the effectiveness of its "disclosure controls and procedures" as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on their evaluation, the Principal Executive Officer and Principal Financial Officer concluded that its disclosure controls and procedures are effective. There were no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date the controls were evaluated.

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

                               HEALTHCARE SERVICES GROUP, INC.
                               -------------------------------

April 30, 2004                    /s/ Daniel P. McCartney
----------------------------      --------------------------------------
Date                                  DANIEL P. McCARTNEY, Chief
                                       Executive Officer



April 30, 2004                    /s/ Thomas A. Cook
----------------------------      --------------------------------------
Date                                  THOMAS A. COOK,  President and
                                       Chief Operating Officer



April 30, 2004                    /s/ James L. DiStefano
----------------------------      --------------------------------------
Date                                  JAMES L. DiSTEFANO, Chief Financial
                                       Officer and Treasurer



April 30, 2004                    /s/ Richard W. Hudson
----------------------------      --------------------------------------
Date                                  RICHARD W. HUDSON, Vice
                                       President-Finance, Secretary and Chief
                                        Accounting Officer