Form 10-Q
period 2004-06-30
HEALTHCARE SERVICES GROUP INC
filed 2004-07-27
CIK 731012

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004 Commission File Number  0-120152


                         HEALTHCARE SERVICES GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                       23-2018365
-------------------------------                     ----------------------------
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

                      YES   X            NO
                          -----             -----

Indicate by check mark whether the registrant is an Accelerated Filer (as defined in Rule 12b-2 of the Exchange Act)

                      YES   X            NO
                          -----             -----

Number of shares of common stock outstanding as of July 26, 2004 is 17,198,305

                                      INDEX


PART I.                FINANCIAL INFORMATION                            PAGE NO.
                       ---------------------                            --------

Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets as of
            June 30, 2004 and December 31, 2003                            2

            Consolidated Statements of Income for the Three
            Months Ended June 30, 2004 and 2003                            3

            Consolidated Statements of Income for the Six
            Months Ended June 30, 2004 and 2003                            4

            Consolidated Statements of Cash Flows for the Six
            Months ended June 30, 2004 and 2003                            5

            Consolidated Statement of Stockholders' Equity
            for the Six Months ended June 30, 2004                         6

            Notes To Consolidated Financial Statements                   7 - 12

Item 2.     Management's  Discussion and Analysis of
            Financial Condition and Results Of Operations               13 - 21

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                                    21

Item 4.     Controls and Procedures                                        22

PART II.           OTHER INFORMATION
                   -----------------

Item 1.     Legal Proceedings                                              23
Item 2.     Changes in Securities, Use of Proceeds
            And Issuer Purchases of Equity Securities                      23
Item 3.     Defaults Upon Senior Securities                                23
Item 4.     Submission of Matters to a Vote of Security
            Holders                                                        23
Item 5.     Other Information                                              24
Item 6.     Exhibits and Reports on Form 8-K                               24
            Signatures                                                     25

PART I- FINANCIAL INFORMATION
        ---------------------
ITEM 1.- FINANCIAL STATEMENTS

                                Consolidated Balance Sheets

                                                                                    (Unaudited)
                                                                                     June 30,          December 31,
                                                                                       2004                2003
                                                                               -------------------------------------
ASSETS
CURRENT ASSETS:
              Cash and cash equivalents                                             $ 74,726,696       $ 64,180,697
              Accounts and notes  receivable, less allowance for doubtful
                accounts of $2,784,000 in 2004 and $3,414,000 in 2003                 54,388,779         58,145,440
              Inventories and supplies                                                10,832,419         10,454,838
              Deferred income taxes                                                    1,811,603          2,016,798
              Prepaid expenses and other                                               3,750,894          3,312,959
                                                                                   -------------      -------------
                   Total current assets                                              145,510,391        138,110,732
PROPERTY AND EQUIPMENT:
              Laundry and linen equipment installations                                2,199,450          2,190,388
              Housekeeping and office equipment                                       13,637,507         12,830,794
              Autos and trucks                                                            79,639             79,639
                                                                                   -------------      -------------
                                                                                      15,916,596         15,100,821
              Less accumulated depreciation                                           11,235,557         10,489,224
                                                                                   -------------      -------------
                                                                                       4,681,039          4,611,597
NOTES RECEIVABLE- long term portion, net                                               5,733,094          7,904,195
DEFERRED COMPENSATION FUNDING                                                          3,458,286          2,847,575
DEFERRED INCOME TAXES- long term portion                                               3,670,486          3,134,691
OTHER NONCURRENT ASSETS                                                                1,719,342          1,719,342
                                                                                   -------------      -------------
                                                                                   $ 164,772,638      $ 158,328,132
                                                                                   =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
              Accounts payable                                                       $ 7,128,272        $ 6,536,395
              Accrued payroll, accrued and withheld payroll taxes                     14,854,321         14,127,469
              Other accrued expenses                                                   2,493,999            874,523
              Income taxes payable                                                       396,191            178,862
              Accrued insurance claims                                                 3,202,278          2,978,974
                                                                                   -------------      -------------
                   Total current liabilities                                          28,075,061         24,696,223

ACCRUED INSURANCE CLAIMS- long term portion                                            9,606,833          8,936,921
DEFERRED COMPENSATION LIABILITY                                                        4,244,521          3,496,810
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
              Common stock, $.01 par value: 45,000,000 shares authorized,
                18,154,000 shares issued in 2004 and 17,938,613 in 2003                  181,540            179,386
              Additional paid in capital                                              35,641,165         33,515,234
              Retained earnings                                                       96,042,074         91,178,370
              Common stock in treasury, at cost, 963,565 shares in 2004 and
                  652,238 in 2003                                                     (9,018,556)        (3,674,812)
                                                                                   -------------      -------------
              Total stockholders' equity                                             122,846,223        121,198,178
                                                                                   -------------      -------------
                                                                                   $ 164,772,638      $ 158,328,132
                                                                                   =============      =============


              See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)


                                                                         FOR THE THREE MONTHS ENDED JUNE 30,
                                                                     2004                                2003
                                                                 --------------                      -------------
Revenues                                                         $ 110,489,485                        $ 92,805,714
Operating costs and expenses:
  Costs of services provided                                        97,340,454                          81,636,195
  Selling, general and administrative                                7,760,779                           7,075,887
Other Income:
  Investment and interest income                                       306,057                             190,878
                                                                 -------------                        ------------

Income before income taxes                                           5,694,309                           4,284,510

Income taxes                                                         2,164,000                           1,624,000
                                                                 -------------                        ------------

Net Income                                                       $   3,530,309                        $  2,660,510
                                                                 =============                        ============

Basic earnings per common share                                  $        0.20                        $       0.16
                                                                 =============                        ============

Diluted earnings per common share                                $        0.19                        $       0.15
                                                                 =============                        ============

Cash dividends per common share                                  $        0.06                        $      --
                                                                 =============                        ============

Basic weighted average number of
  common shares outstanding                                         17,483,148                          16,956,909
                                                                 =============                        ============

Diluted weighted average number of
  common shares outstanding                                         18,467,080                          17,577,611
                                                                 =============                        ============




See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                         FOR THE SIX MONTHS ENDED JUNE 30,
                                                                       2004                             2003
                                                                 ----------------                  --------------
Revenues                                                          $ 217,111,305                    $ 182,337,066
Operating costs and expenses:
  Costs of services provided                                        190,788,869                      160,327,050
  Selling, general and administrative                                15,775,680                       13,872,674
Other Income:
  Investment and interest income                                        499,747                          390,081
                                                                  -------------                     ------------

Income before income taxes                                           11,046,503                        8,527,423

Income taxes                                                          4,198,000                        3,321,000
                                                                  -------------                     ------------

Net Income                                                        $   6,848,503                    $   5,206,423
                                                                  =============                    =============

Basic earnings per common share                                   $        0.39                    $        0.31
                                                                  =============                    =============

Diluted earnings per common share                                 $        0.37                    $        0.30
                                                                  =============                    =============

Cash dividends per common share                                   $        0.11                    $     --
                                                                  =============                    =============

Basic weighted average number of
  common shares outstanding                                          17,483,836                       16,912,637
                                                                  =============                    =============

Diluted weighted average number of
  common shares outstanding                                          18,452,458                       17,544,844
                                                                  =============                    =============



See accompanying notes.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                                                                FOR THE SIX MONTHS ENDED
                                                                                                        JUNE 30,
                                                                                   ----------------------------------------------
                                                                                           2004                     2003
                                                                                   ---------------------    ---------------------
Cash flows from operating activities:
  Net Income                                                                           $   6,848,503            $   5,206,423
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation                                                                           975,785                1,016,865
      Bad debt provision                                                                   1,750,000                2,950,000
      Deferred income taxes (benefit)                                                       (330,600)                 382,900
      Tax benefit of stock option transactions                                               642,912                  326,485
      Unrealized (gain) loss on deferred compensation
           fund investments                                                                  (83,382)                  30,712
   Changes in operating assets and liabilities:
      Accounts and notes receivable                                                        2,006,661               (2,308,548)
      Prepaid income taxes                                                                     --                     883,282
      Inventories and supplies                                                              (377,581)              (1,048,250)
      Notes receivable- long term                                                          2,171,100                  532,560
      Deferred compensation funding                                                         (527,329)                (485,767)
      Accounts payable and other accrued expenses                                          2,211,353                  682,539
      Accrued payroll, accrued and withheld payroll taxes                                  1,093,030                  482,112
      Deferred compensation liability                                                        747,711                  565,637
      Income taxes payable                                                                   217,329                  528,500
      Accrued insurance claims                                                               893,216                1,541,517
      Prepaid expenses and other assets                                                     (437,935)              (1,052,678)
                                                                                       -------------            -------------
          Net cash provided by operating activities                                       17,800,773               10,234,289
                                                                                       -------------            -------------
Cash flows from investing activities:
  Disposals of fixed assets                                                                  118,872                  112,929
  Additions to property and equipment                                                     (1,164,099)              (1,114,138)
                                                                                       -------------            -------------
          Net cash used in investing activities                                           (1,045,227)              (1,001,209)
                                                                                       -------------            -------------
Cash flows from financing activities:
  Dividends paid                                                                          (1,984,799)                --
  Purchase of treasury stock                                                              (5,617,004)                (163,448)
  Reissue of treasury stock pursuant to Dividend
      Reinvestment Plan                                                                        3,684                 --
  Proceeds from the exercise of stock options                                              1,388,572                  996,863
                                                                                       -------------            -------------
          Net cash provided by (used in) financing activities                             (6,209,547)                 833,415
                                                                                       -------------            -------------

Net increase in cash and cash equivalents                                                 10,545,999               10,066,495

Cash and cash equivalents at beginning of the period                                      64,180,697               48,320,098
                                                                                       -------------            -------------

Cash and cash equivalents at end of the period                                         $  74,726,696            $  58,386,593
                                                                                       =============            =============
Supplementary Cash Flow Information:
Issuance of 48,224 shares of Common Stock in 2004 and
36,212 shares of Common Stock in 2003 pursuant to
Employee Stock Plans                                                                   $     366,177            $     205,199
                                                                                       =============            =============


See accompanying notes.

Consolidated Statements of Stockholders' Equity
(Unaudited)


                                                                                 For the Six Months Ended June 30, 2004
                                                                                 --------------------------------------

                                                                             Additional                                   Total
                                                          Common Stock        Paid-in         Retained     Treasury    Stockholders'
                                                        Shares     Amount     Capital         Earnings      Stock         Equity
                                                        ------     ------    ----------       --------     --------    -------------
Balance, December 31, 2003                           17,938,613   $179,386   $33,515,234    $91,178,370  ($3,674,812)  $121,198,178

Net income                                                                                    6,848,503                   6,848,503

Exercise of stock options                               215,387      2,154     1,386,418                                  1,388,572

Tax benefit arising from stock option transactions                               642,912                                    642,912

Purchase of common stock for treasury
  (359,798 shares)                                                                                        (5,617,004)    (5,617,004)

Shares issued pursuant to Employee Stock Plans
   (48,224 shares)                                                                94,478                     271,699        366,177

Cash dividends paid - $.11 per common share                                                  (1,984,799)                 (1,984,799)

Shares issued pursuant to Dividend Reinvestment
   Plan (247 shares)                                                               2,123                       1,561          3,684
                                                     ----------   --------   -----------    -----------  -----------   ------------
Balance, June 30, 2004                               18,154,000   $181,540   $35,641,165    $96,042,074  ($9,018,556)  $122,846,223
                                                     ==========   ========   ===========    ===========  ===========   ============



See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)


NOTE 1 - BASIS OF REPORTING

         The accompanying financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. However, in our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 2003 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 2003. The financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three and six month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the full fiscal year.

NOTE 2 - THREE-FOR-TWO STOCK SPLIT

         On February 12, 2004, our Board of Directors approved a three-for-two stock split in the form of a 50% common stock dividend which was paid on March 1, 2004 to shareholders of record on February 23, 2004. All share and earnings per common share information for all periods presented have been adjusted to reflect the three-for-two stock split.

NOTE 3 - OTHER CONTINGENCIES

         We have an $18,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. The credit facility contains several financial covenants that we are required to meet. We are in compliance with all financial covenants at both June 30, 2004 and December 31, 2003 and expect to continue to remain in compliance. This facility expires on January 31, 2005. We believe the line of credit will be renewed at that time. Amounts drawn under the line of credit are payable upon demand. At both June 30, 2004 and December 31, 2003, there were no borrowings under the line of credit. However, at such dates, we had outstanding $15,925,000 and $14,500,000, respectively of irrevocable standby letter of credit which relate to payment obligations under our insurance program. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $15,925,000 and $14,500,000 at June 30, 2004 and December 31, 2003,
respectively.

         We are also involved in miscellaneous claims and litigation arising in the ordinary course of business. We believe that these matters, taken individually or in the aggregate, will not have a material adverse affect on our financial position or results of operations.

         The Balance Budget Act of 1997 changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998, of a Medicare Prospective Payment System for skilled nursing facilities which significantly changed the manner and the amounts of reimbursement they receive. Many of the our clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates. Therefore, they have been and continue to be adversely affected by changes in applicable laws and regulations, as well as other trends in the long-term care industry. This has resulted in certain of our clients filing for bankruptcy protection. Others may follow. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future.

NOTE 4 - SEGMENT INFORMATION

         We manage and evaluate our operations in two reportable operating segments. The two operating segments are Housekeeping services (housekeeping, laundry, linen and other services), and Food services. Although both segments serve the same client base and share many operational similarities they are managed separately due to distinct differences in the type of service provided, as well as the specialized expertise required of the professional management personnel responsible for delivering the respective segment's services. We consider the various services provided within the Housekeeping services segment to be one reportable operating segment since such services are rendered pursuant to a single service agreement and the delivery of such services is managed by the same management personnel.

         Differences between the reportable segments' operating results and other disclosed data, and our consolidated financial statements relate primarily to corporate level transactions, as well as transactions between reportable operating segments and our warehousing and distribution subsidiary. This subsidiary's transactions with reportable segments are made on a basis intended to reflect the fair market value of the goods transferred. Additionally, included in the differences between the reportable segments' operating results and other disclosed data are amounts from our investment holding company subsidiary. This subsidiary does not transact any business with the reportable segments. Segment amounts disclosed are prior to any elimination entries made in consolidation.

         The Housekeeping services segment provides services in Canada, although essentially all of its revenues and net income, 99% in both categories, are earned in one geographic area, the United States. Food services are provided solely in the United States.


                                                  Housekeeping              Food          Corporate and
                                                    services              services         eliminations         Total
                                                  ------------            --------        --------------        ------
Quarter Ended June 30, 2004
---------------------------
Revenues                                          $ 88,773,502         $ 21,794,596      $(    78,613)      $110,489,485
Income before income
   taxes                                          $  7,546,850         $    779,251      $( 2,631,792)(1)   $  5,694,309

Quarter Ended June 30, 2003
---------------------------
Revenues                                          $ 78,363,077         $ 14,441,576      $      1,061       $ 92,805,714
Income before income
   taxes                                          $  6,245,398         $    559,413      $( 3,520,301)(1)   $  4,284,510



(1) represents primarily corporate office cost and related overhead, as well as certain consolidated subsidiaries' operating expenses that are not allocated to the service segments.


                                                  Housekeeping              Food          Corporate and
                                                    services              services         eliminations          Total
                                                  ------------            --------        --------------         ------
Six Months Ended June 30, 2004
------------------------------
Revenues                                         $ 176,565,291         $ 40,649,144       $(    103,130)       $217,111,305
Income before income
   taxes                                         $  15,346,398         $  1,276,322       $(  5,576,217)(1)    $ 11,046,503

Six Months Ended June 30, 2003
------------------------------
Revenues                                         $ 153,942,154         $ 27,862,484       $     532,428        $182,337,066
Income before income
   taxes                                         $  12,331,048         $  1,031,128       $(  4,834,753)(1)    $  8,527,423


(1) represents primarily corporate office cost and related overhead, as well as certain consolidated subsidiaries' operating expenses that are not allocated to the service segments.

We earned revenue in the following service categories:

                                           For the quarter ended June 30,
                                           ------------------------------

                                           2004                    2003
                                           ----                    ----
Housekeeping services                  $ 61,961,274             $55,319,200
Laundry and linen services               26,313,529              22,736,888
Food services                            21,690,477              14,361,554
Maintenance services
     and Other                              524,205                 388,072
                                       ------------             -----------

                                       $110,489,485             $92,805,714
                                       ============             ===========

                                           For the quarter ended June 30,
                                           ------------------------------

                                           2004                    2003
                                           ----                    ----
Housekeeping services                  $123,612,468            $109,124,971
Laundry and linen services               52,386,782              44,565,528
Food services                            40,110,356              27,908,515
Maintenance services
     and Other                            1,001,699                 738,052
                                       ------------            ------------

                                       $217,111,305            $182,337,066
                                       ============            ============

         We have one client, a nursing home chain, which in the six month periods ended June 30, 2004 and June 30, 2003 accounted for approximately 21% and 23%, respectively of consolidated revenues. In the six month period ended June 30, 2004, we derived approximately 19% and 27%, respectively of the Housekeeping services and Food services segments' revenues from such client. Although we expect to continue our relationship with this client, the loss of such client would adversely affect the operations of our two operating segments.

NOTE 5 - EARNINGS PER COMMON SHARE

         A reconciliation of the numerator and denominator of basic and diluted earnings per common share is as follows:

                                                           Quarter Ended June 30, 2004
                                                           ---------------------------
                                                     Income               Shares            Per-share
                                                   (Numerator)        (Denominator)           Amount
                                                   -----------        -------------         ---------
Net income                                          $3,530,309
                                                    ==========
Basic earnings per
      common share                                  $3,530,309           17,483,148         $     .20
Effect of dilutive securities:
       Options                                              --              983,932              (.01)
                                                    ----------        -------------         ---------
Diluted earnings per
       Common share                                 $3,530,309           18,467,080         $     .19
                                                    ==========        =============         =========

                                                           Quarter Ended June 30, 2003
                                                           ---------------------------
                                                     Income               Shares            Per-share
                                                   (Numerator)        (Denominator)           Amount
                                                   -----------        -------------         ---------
Net income                                          $2,660,510
                                                    ==========
Basic earnings per
      common share                                  $2,660,510           16,956,909         $     .16
Effect of dilutive securities:
       Options                                              --              620,702              (.01)
                                                    ----------        -------------         ---------
Diluted earnings per
       Common share                                 $2,660,510           17,577,611         $     .15
                                                    ==========        =============         =========

                                                         Six Months Ended June 30, 2004
                                                         ------------------------------
                                                     Income               Shares            Per-share
                                                   (Numerator)        (Denominator)           Amount
                                                   -----------        -------------         ---------
Net income                                          $6,848,503
                                                    ==========
Basic earnings per
      common share                                  $6,848,503           17,483,836         $     .39
Effect of dilutive securities:
       Options                                              --              968,622              (.02)
                                                    ----------        -------------         ---------
Diluted earnings per
       Common share                                 $6,848,503           18,452,458         $     .37
                                                    ==========        =============         =========

                                                         Six Months Ended June 30, 2003
                                                         ------------------------------
                                                     Income               Shares            Per-share
                                                   (Numerator)        (Denominator)          Amount
                                                   -----------        -------------         ---------
Net income                                          $5,206,423
                                                    ==========
Basic earnings per
      common share                                  $5,206,423           16,912,637         $     .31
Effect of dilutive securities:
       Options                                                              632,207              (.01)
                                                    ----------        -------------         ---------
Diluted earnings per
       Common share                                 $5,206,423           17,544,844         $     .30
                                                    ==========        =============         =========

No outstanding options were excluded for any of the reported periods ended
June 30, 2004 or June 30, 2003, as none have an exercise price in excess of the average market value of our Common Stock at such dates.


NOTE 6 - STOCK BASED COMPENSATION

         At both June 30, 2004 and December 31, 2003, we had and continue to have stock based compensation plans. As permitted by the Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", we account for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of our common stock and the exercise price of the option. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant.

         We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, or in Conjunction With Selling Goods or Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. There were no such equity instruments issued during the six month periods ended June 30, 2004 or June 30, 2003.

         The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

                                                                           Quarter Ended June 30,
                                                                           ----------------------
                                                                         2004                 2003
                                                                         ----                 ----
Net Income
       As reported                                                    $3,530,309           $2,660,510
Deduct:
       Total stock based employee compensation
       expense determined under fair value based
       method for all awards, net of related tax effects              (  512,000)          (  553,000)
                                                                      ----------           ----------
Pro forma net income                                                  $3,018,309           $2,107,510
                                                                      ==========           ==========

Basic Earnings Per Common Share
       As reported                                                    $  .20               $  .16
       Pro forma                                                      $  .17               $  .12
Diluted Earnings Per Common Share
       As reported                                                    $  .19               $  .15
       Pro forma                                                      $  .16               $  .12

                                                                         Six Months Ended June 30,
                                                                         -------------------------
                                                                         2004                 2003
                                                                         ----                 ----
Net Income
       As reported                                                    $6,848,503           $5,206,423
Deduct:
       Total stock based employee compensation
       expense determined under fair value based
       method for all awards, net of related tax effects              (1,279,000)          (1,383,000)
                                                                      ----------           ----------
Pro forma net income                                                  $5,569,503           $3,823,423
                                                                      ==========           ==========

Basic Earnings Per Common Share
       As reported                                                    $  .39               $  .31
         Pro forma                                                    $  .32               $  .23
Diluted Earnings Per Common Share
         As reported                                                  $  .37               $  .30
         Pro forma                                                    $  .30               $  .22

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements Regarding Forward Looking Statements

         This quarterly report on Form 10-Q includes forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such risks and uncertainties include, but are not limited to, risks arising from providing our services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; one client accounting for approximately 21% of revenues in 2004; our claims experience related to workers' compensation and general liability insurance; the effects of changes in laws and regulations governing the industry and risk factors described in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003 in Part I thereof under "Government Regulation of Clients", "Competition" and "Service Agreements/Collections". Many of our clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which have been and continue to be adversely affected by the change in Medicare payments under the 1997 enactment of the Medicare Prospective Payment System. That change, and lack of substantive reimbursement funding rate reform legislation, as well as other trends in the long-term care industry have resulted in certain of our clients filing for bankruptcy protection. Others may follow. Any decisions by the government to discontinue or adversely modify legislation related to reimbursement funding rates will have a material adverse affect on our clients. These factors, in addition to delays in payments from clients have resulted in and could continue to result in significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing our services could not be passed on to our clients.

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

RESULTS OF OPERATIONS

         Revenues for the quarter ended June 30, 2004 increased 19.1% or $17,683,771 to $110,489,485 as compared to $92,805,714 in the corresponding 2003 quarter.

         The Housekeeping services segment's 2004 second quarter revenues increased to $88,773,502, or 13.3% as compared to the second quarter of 2003 segment revenues of $78,363,077. This growth is primarily a result of a net increase in service agreements entered into with new clients.

         The Food service segment's 2004 second quarter revenues increased approximately 51.0% to $21,794,596 as compared to the second quarter of 2003 revenues of $14,441,576. This growth is a result of providing this service to additional existing Housekeeping services segment's clients.

         Revenues for the six month period ended June 30, 2004 increased 19.1% or $34,774,239 to $217,111,305 as compared to $182,337,066 in the corresponding
2003 period.

         The Housekeeping services segment's 2004 six months period revenues increased to $176,565,291, or 14.7% from the comparable 2003 period's revenues of $153,942,154. This growth is primarily a result of a net increase in service agreements entered into with new clients.

          The Food services segment's 2004 six months period revenues increased approximately 45.9% to $40,649,144 from the comparable 2003 period's revenues of $27,862,484. This growth is a result of providing this service to additional existing Housekeeping service's segment clients.

          Although there can be no assurance thereof, we believe that during the remainder of 2004 the revenue growth from both Housekeeping services and Food services, as a percentage of total revenues, will approximate their respective 2004 six month percentages.

         The following table sets forth, for the periods indicated, the percentage which certain items bear to revenues:

                                                             Relation to Total Revenues
                                            For the Quarter Ended June 30,  For the Six Months Ended June 30,
                                            ------------------------------  ---------------------------------
                                                 2004              2003             2004             2003
                                                 ----              ----             ----             ----
Revenues                                        100.0%            100.0%           100.0%           100.0%
Operating costs and expenses:
  Costs of services provided                     88.1              88.0             87.9             87.9
  Selling, general and
    administration                                7.0               7.6              7.3              7.6
Investment and interest income                     .3                .2               .3               .2
                                                -----             -----            -----            -----
Income before income taxes                        5.2               4.6              5.1              4.7
Income taxes                                      2.0               1.7              1.9              1.8
                                                -----             -----            -----            -----
Net income                                        3.2%              2.9%             3.2%             2.9%
                                                =====             =====            =====            =====

Major client
         We have one client, a nursing home chain, which in the six months periods ended June 30, 2004 and June 30, 2003 accounted for approximately 21% and 23%, respectively of consolidated revenues. In the six months ended June 30, 2004 we derived approximately 19% and 27%, respectively, of the Housekeeping services and Food services segments' revenues from such client. Although we expect to continue our relationship with this client, the loss of such client would adversely affect the operations of our two operating segments.

2004 Second Quarter Compared with 2003 Second Quarter
         Cost of services provided as a percentage of revenues remained essentially unchanged at 88.1% for the second quarter of 2004 compared to 88.0% in the corresponding 2003 quarter. The primary factors affecting this slight increase are as follows: an increase of 1.6% in the cost of supplies consumed in providing services which was primarily attributable to increased costs associated with the Food services segment's growth. Offsetting this increase were decreases of .9% in bad debt provision, .6% in workers compensation insurance, and a .5% decrease in labor costs which is primarily a result of efficiencies achieved in managing the Housekeeping services segment's labor. Although there can be no assurance thereof, we believe that the cost of services provided as a percentage of revenues for the remainder of 2004 will approximate the same percentage as recognized in the first six months of 2004.

         Selling, general and administrative expenses as a percentage of revenue decreased to 7.0% in the 2004 second quarter compared to 7.6% in the 2003 second quarter. This is primarily attributable to our ability to control these expenses and comparing these expenses to a greater revenue base in the current quarter.

         Our effective income tax rate remained unchanged at 38% comparing the 2004 second quarter to the 2003 second quarter. Our effective income tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes.

         As a result of the matters discussed above, net income for the three month period ended June 30, 2004 increased to 3.2% as a percentage of revenue, compared to 2.9% in the 2003 comparable three month period.

2004 Six Month Period Compared with 2003 Six Month Period
         Cost of services provided as percentage of revenues remain unchanged at 87.9% in the 2004 six month period compared with the 2003 six month period. Even though the percentage of cost of services remained unchanged, certain components of the cost of services did change. The primary components that changed when comparing the two six month periods were an increase of 1.6% in the cost of supplies consumed in providing services, which was primarily attributable to increased costs associated with the Food services segment's growth, which was offset by decreases of .8% and .6% in bad debt provision and labor costs, respectively. The decrease in labor costs resulted primarily from efficiencies achieved in managing the Housekeeping services segment's labor.

          Selling, general and administrative expenses as a percentage of revenue decreased in the six month period ended June 30, 2004 to 7.3% from 7.6% in the comparable 2003 period. This is primarily attributable to our ability to control these expenses and comparing these expenses to a greater revenue base in the current six month period.

         Our 2004 second quarter effective income tax rate decreased slightly to 38.0% from 39.0% in the 2003 second quarter. The decrease primarily results from a reduction in our state and local tax liability. The effective income tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes.

         As a result of the matters discussed above, net income for the six month period ended June 30, 2004 increased to 3.2% as a percentage of revenue compared to 2.9% in the comparable 2003 six month period.

CRITICAL ACCOUNTING POLICIES

         We consider the two policies discussed below to be critical to an understanding of our financial statements because their application places the most significant demands on our judgment. Therefore, it should be noted that financial reporting results rely on estimating the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For these policies, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

         The two policies discussed are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for our judgment in their application. There are also areas in which our judgment in selecting another available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which are included in our Annual Report for the year ended December 31, 2003 which contain accounting policies and other disclosures required by generally accepted accounting principles.

Allowance for Doubtful Accounts
         The allowance for doubtful accounts is established as losses are estimated to have occurred through a provision for bad debts charged to earnings. The allowance for doubtful accounts is evaluated based on our periodic review of accounts and notes receivable and is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

         We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those in bankruptcy, those who have terminated service agreements and slow payers experiencing financial difficulties. In making credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risks associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation, and monitor accounts to minimize the risk of loss.

         In accordance with the risk of extending credit, we regularly evaluate our accounts and notes receivable for impairment or loss of value and when appropriate will provide in our Allowance for Doubtful Accounts for such receivables. We generally follow a policy of reserving for receivables from clients in bankruptcy, as well as clients with which we are in litigation for collection. The reserve is based upon our estimates of ultimate collectibility. Correspondingly, once our recovery of a receivable is determined through either litigation, bankruptcy proceedings or negotiation at less than the recorded amount on our balance sheet, we will charge-off the applicable amount to the Allowance for Doubtful Accounts.

         Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends, as more fully discussed under Liquidity and Capital Resources below, and as further described in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003 in Part I thereof under "Government Regulation of Clients" and "Service Agreements/Collections", change in such a manner as to negatively impact the cash flows of our clients. If our clients experience a negative impact in their cash flows, it would have a material adverse affect on our results of operations and financial condition.

Accrued Insurance Claims
         We have a Paid Loss Retrospective Insurance Plan for general liability and workers' compensation insurance. Under these plans, pre-determined loss limits are arranged with an insurance company to limit both our per occurrence cash outlay and annual insurance plan cost.

         For workers' compensation, we record a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of our historical data, open claims and actuarial analysis done by an independent insurance specialist. The present value of the payout is determined by applying an 8% discount factor over the estimated remaining pay-out period.

         For general liability, we record a reserve for the estimated amounts to be paid for known claims.

         We regularly evaluate our claims' pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims' estimate. Our evaluations are based primarily on current information derived from reviewing our claims' experience and industry trends. In the event that our claims' experience and/or industry trends result in an unfavorable change, it would have an adverse affect on our results of operations and financial condition.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2004 we had cash and cash equivalents of $74,726,696 and working capital of $117,435,330 compared to December 31, 2003 cash and cash equivalents, and working capital of $64,180,697 and $113,414,509, respectively. We view our cash and cash equivalents of $74,726,696 at June 30, 2004 as our principal measure of liquidity. Our current ratio at June 30, 2004 decreased slightly to 5.2 to 1 from 5.6 to 1 at December 31, 2003.

         The net cash provided by our operating activities was $17,800,773 for the six month period ended June 30, 2004. The principal sources of net cash flows from operating activities for the six month period ended June 30, 2004 were net income, including non-cash charges to operations for depreciation and bad debt provisions. Additionally, operating activities' cash flows were increased by the timing of payments for accounts payable and other accrued expenses, as well as, a $4,177,761 net decrease in accounts and notes receivable and long term notes receivable due primarily to improved collections experience. The operating activity that used the largest amount of cash during the six month period ended June 30, 2004 was an increase of $527,329 in the funding of our deferred compensation plan.

         Our principal use of cash in investing activities in the six month period ended June 30, 2004 was the purchase of housekeeping equipment and computer software and equipment.

         On February 12, 2004, our Board of Directors approved a three-for-two stock split in the form of a 50% common stock dividend which was paid on March 1, 2004 to shareholders of record on February 23, 2004. An amount equal to the par value of the shares of Common Stock issued was transferred from Additional Paid In Capital to Common Stock in the March 31, 2004 balance sheet. All share and earnings per common share information presented in this report have been adjusted to reflect the three-for-two stock split. The effect of this action was to increase shares outstanding at March 1, 2004 by 6,016,799 to 17,646,172.

         During the six month period ended June 30, 2004, we have expended $5,617,004 for open market purchases of 359,798 shares of our common stock. We remain authorized to purchase 524,452 shares pursuant to previous Board of Directors' actions.

         During the six month period ended June 30, 2004, we issued 215,387 shares of common stock and received proceeds of $1,388,572 from the exercise of stock options by employees and directors.

         We paid regular quarterly dividends since the second quarter of 2003. In the six month period ended June 30, 2004 we paid regular quarterly dividends totaling $1,984,799. Such regular quarterly dividends paid were $.05 and $.06 per common share on February 14, 2004 and May 14, 2004, respectively. Such payments were made to shareholders of record as of January 31, 2004 and April 30, 2004, respectively. Additionally, on July 20, 2004, our Board of Directors declared a regular cash dividend of $.07 per common share to be paid on August 13, 2004 to shareholders of record as of July 30, 2004.

Accounts and Notes Receivable
         We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. The Balance Budget Act of 1997 changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998 of a Medicare Prospective Payment System for skilled nursing facilities which significantly changed the reimbursement procedures and the amounts of reimbursement they receive. Many of our clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates. Therefore, they have been and continue to be adversely affected by changes in applicable laws and regulations, as well as other trends in the long-term care industry. This has resulted in certain of our clients filing for bankruptcy protection. Others may follow.

         These factors, in addition to delays in payments from clients have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At June 30, 2004 and December 31, 2003, we had approximately $10,985,000 and $12,638,000, net of reserves, respectively of such notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that the restructuring provides us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

         We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those in bankruptcy, those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $1,750,000 and $2,950,000 in the six month periods ended June 30, 2004 and June 30, 2003, respectively. These provisions represent approximately .8% and 1.6%, as a percentage of revenue for such respective periods. In making credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risks associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience such significant impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

Insurance Programs
         We have a Paid Loss Retrospective Insurance Plan for general liability and workers' compensation insurance. Under these plans, pre-determined loss limits are arranged with an insurance company to limit both our per occurrence cash outlay and annual insurance plan cost.

         For workers' compensation, we record a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of our historical data, open claims and actuarial analysis done by an independent insurance specialist. The present value of the payout is determined by applying an 8% discount factor over the estimated remaining pay-out period.

         For general liability, we record a reserve for the estimated amounts to be paid for known claims.

         We regularly evaluate our claims' pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims' estimate. Our evaluation is based primarily on current information derived from reviewing our claims' experience and industry trends. In the event that our claims' experience and/or industry trends result in an unfavorable change, it would have an adverse effect on our results of operations and financial condition.

Line of Credit
         We have an $18,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. The line of credit contains several financial covenants that we are required to meet. We are in compliance with all financial covenants at both June 30, 2004 and December 31, 2003 and expect to continue to remain in compliance. This line of credit expires on January 31, 2005. We believe the line of credit will be renewed at that time. Amounts drawn under the line of credit are payable on demand. At June 30, 2004 there were no borrowings under the line of credit. However, at such date, we had outstanding $15,925,000 of an irrevocable standby letter of credit, which relate to payment obligations under our insurance program. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $15,925,000 at June 30, 2004.

Capital Expenditures
         Our level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2004, we estimate that we will incur capital expenditures of approximately $2,500,000 during all of 2004 in connection with housekeeping equipment and laundry and linen equipment installations in our clients' facilities, as well as expenditures relating to internal data processing hardware and software requirements. We believe that cash from operations, existing cash balances and available credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our continued growth. However, should cash flows from current operations not be sufficient, we would utilize our existing working capital and if necessary seek to obtain necessary working capital from such sources as long-term debt or equity financing.

Material Off-Balance Sheet Arrangements
         We have not entered into any material off-balance sheet arrangements.

Effects of Inflation
         We believe in most instances we will be able to recover increases in costs attributable to inflation by passing through such cost increases to our clients.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Our exposure to market risk is not significant.

ITEM 4.  CONTROLS AND PROCEDURES

         Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Securities Exchange Act of 1934, such as this Form 10-Q, is reported in accordance with the Securities and Exchange Commission's (the "SEC") rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

         As of the end of the period covered by this Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to insure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and regulations. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Certifications of the Chief Executive Officer and Chief Financial Officer regarding, among other items, disclosure controls and procedures are included as exhibits to this Form 10-Q.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                  Not Applicable.

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND
         ISSUER PURCHASES OF EQUITY SECURITIES

  2004            (a)               (b)                (c)                       (d)
 Period          Total            Average             Total                    Maximum
                 Number            Price         Number of Shares             Number of
                 Shares           Paid per       Purchased as Part           Shares that
                Purchased          Share       of Publicly Announced         May Yet Be
                                                 Plans or Programs            Purchased
                                                                           Under the Plans
                                                                             Or Programs
                ---------         --------     ---------------------       ---------------
April 1 to
April 30          9,960           $15.4710              9,960                  874,290
May 1 to
May 31          141,814           $15.6273            141,814                  732,476
June 1 to
June 30         208,024           $15.6076            208,024                  524,452

On July 18, 2001 our Board of Directors authorized a plan to purchase up to 900,000 shares (adjusted for the March 1, 2004 3-for-2 stock split) of its common stock on the open market. Such repurchase plan does not have an expiration date.

ITEM 3.  DEFAULTS UNDER SENIOR SECURITIES                 Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our Annual Meeting of Shareholders was held on May 25, 2004. The results are as follows:

         (1) All of management's nominees for directors were elected as follows:

                 Shares Voted                                Withheld
                    "FOR"
                  11,002,819                                5,409,228

         (2) Proposal to approve and ratify selection of Grant Thornton LLP as the independent certified public accountants of the Company for its current fiscal year ending December 31, 2004 as approved as follows.

                 Shares Voted          Shares Voted           Shares
                    "FOR"                "AGAINST"         "ABSTAINING"
                  11,321,801              84,406               5,839

ITEM 5.  OTHER INFORMATION
           a)  None.

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

                                          HEALTHCARE SERVICES GROUP, INC.

July 26, 2004                              /s/ Daniel P. McCartney
                                           ------------------------------------
Date                                       DANIEL P. McCARTNEY, Chief
                                            Executive Officer

July 26, 2004                              /s/ Thomas A. Cook
                                           ------------------------------------
Date                                       THOMAS A. COOK,  President and
                                            Chief Operating Officer

July 26, 2004                              /s/ James L. DiStefano
                                           ------------------------------------
Date                                       JAMES L. DiSTEFANO, Chief Financial
                                            Officer and Treasurer

July 26, 2004                              /s/ Richard W. Hudson
                                           ------------------------------------
Date                                       RICHARD W. HUDSON, Vice
                                            President-Finance, Secretary and
                                            Chief Accounting Officer