Form 10-Q
period 2004-09-30
HEALTHCARE SERVICES GROUP INC
filed 2004-10-25
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission File Number 0-120152

HEALTHCARE SERVICES GROUP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2018365
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

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

YES	NO

Indicate by check mark whether the registrant is an Accelerated Filer (as defined in Rule 12b-2 of the Exchange Act)

YES	NO

Number of shares of common stock outstanding as of October 21, 2004 is 18,422,511

Back to Contents

PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2004	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71,190,394	$64,180,697
Accounts and notes receivable, less allowance for doubtful accounts of $2,683,000 in 2004 and $3,414,000 in 2003	57,293,109	58,145,440
Prepaid income taxes	237,652	—
Inventories and supplies	10,766,645	10,454,838
Deferred income taxes	2,092,879	2,016,798
Prepaid expenses and other	3,780,268	3,312,959

Total current assets	145,360,947	138,110,732
PROPERTY AND EQUIPMENT:
Laundry and linen equipment installations	2,251,913	2,190,388
Housekeeping and office equipment	13,714,582	12,830,794
Autos and trucks	79,639	79,639

	16,046,134	15,100,821
Less accumulated depreciation	11,210,537	10,489,224

	4,835,597	4,611,597
NOTES RECEIVABLE- long term portion	4,683,035	7,904,195
DEFERRED COMPENSATION FUNDING	3,550,023	2,847,575
DEFERRED INCOME TAXES- long term portion	3,657,410	3,134,691
OTHER NONCURRENT ASSETS	2,527,827	1,719,342

	$164,614,839	$158,328,132

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,355,972	$6,536,395
Accrued payroll, accrued and withheld payroll taxes	10,611,465	14,127,469
Other accrued expenses	2,868,643	874,523
Income taxes payable	—	178,862
Accrued insurance claims	3,982,139	2,978,974

Total current liabilities	22,818,219	24,696,223

ACCRUED INSURANCE CLAIMS- long term portion	9,334,813	8,936,921
DEFERRED COMPENSATION LIABILITY	4,530,485	3,496,810
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value: 45,000,000 shares authorized, 18,419,534 shares issued in 2004 and 17,938,613 in 2003	184,195	179,386
Additional paid in capital	38,600,027	33,515,234
Retained earnings	98,555,661	91,178,370
Common stock in treasury, at cost, 988,864 shares in 2004 and 652,238 in 2003	(9,408,561)	(3,674,812)

Total stockholders' equity	127,931,322	121,198,178

	$164,614,839	$158,328,132

See accompanying notes.

Back to Contents

Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended September 30,

	2004	2003

Revenues	$112,324,057	$95,878,338
Operating costs and expenses:
Costs of services provided	98,643,843	84,347,689
Selling, general and administrative	7,966,903	7,413,050
Other Income:
Investment and interest income	292,346	368,610

Income before income taxes	6,005,657	4,486,209
Income taxes	2,282,000	1,683,000

Net Income	$3,723,657	$2,803,209

Basic earnings per common share	$0.21	$0.16

Diluted earnings per common share	$0.20	$0.16

Cash dividends per common share	$0.07	$0.04

Basic weighted average number of common shares outstanding	17,393,200	17,109,626

Diluted weighted average number of common shares outstanding	18,346,738	17,894,141

See accompanying notes

Back to Contents

Consolidated Statements of Income
(Unaudited)

	For the Nine Months Ended September 30,

	2004	2003

Revenues	$329,435,363	$278,215,404
Operating costs and expenses:
Costs of services provided	289,432,712	244,674,740
Selling, general and administrative	23,742,582	21,285,724
Other Income:
Investment and interest income	792,093	758,692

Income before income taxes	17,052,162	13,013,632
Income taxes	6,480,000	5,004,000

Net Income	$10,572,162	$8,009,632

Basic earnings per common share	$0.61	$0.47

Diluted earnings per common share	$0.57	$0.45

Cash dividends per common share	$0.18	$0.04

Basic weighted average number of common shares outstanding	17,453,185	16,978,541

Diluted weighted average number of common shares outstanding	18,416,779	17,661,516

See accompanying notes

Back to Contents

Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,

	2004	2003

Cash flows from operating activities:
Net Income	$10,572,162	$8,009,632
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	1,394,643	1,427,521
Bad debt provision	2,600,000	3,800,000
Deferred income tax benefits	(598,800)	(106,200)
Tax benefit of stock option transactions	1,687,554	682,356
Unrealized gain on deferred compensation
fund investments	(73,942)	(132,655)
Changes in operating assets and liabilities:
Accounts and notes receivable	(1,747,670)	(4,345,288)
Prepaid income taxes	(237,652)	883,282
Inventories and supplies	(311,807)	(1,029,520)
Notes receivable- long term	3,221,159	1,553,653
Deferred compensation funding	(628,506)	(724,674)
Accounts payable and other accrued expenses	813,697	835,535
Accrued payroll, accrued and withheld payroll taxes	(3,149,827)	(3,075,605)
Deferred compensation liability	1,033,675	1,029,924
Income taxes payable	(178,862)	699,937
Accrued insurance claims	1,401,057	2,357,096
Prepaid expenses and other assets	(1,275,792)	(1,114,258)

Net cash provided by operating activities	14,521,089	10,750,736

Cash flows from investing activities:
Disposals of fixed assets	266,534	149,154
Additions to property and equipment	(1,885,177)	(1,549,688)

Net cash used in investing activities	(1,618,643)	(1,400,534)

Cash flows from financing activities:
Dividends paid	(3,194,871)	(686,789)
Purchase of treasury stock	(5,999,467)	(163,448)
Reissue of treasury stock pursuant to Dividend
Reinvestment Plan	6,657	422
Proceeds from the exercise of stock options	3,294,932	1,852,402

Net cash provided by (used in) financing activities	(5,892,749)	1,002,587

Net increase in cash and cash equivalents	7,009,697	10,352,789
Cash and cash equivalents at beginning of the period	64,180,697	48,320,098

Cash and cash equivalents at end of the period	$71,190,394	$58,672,887

Supplementary Cash Flow Information:
Issuance of 48,224 shares of Common Stock in 2004 and 36,212 shares of Common Stock in 2003 pursuant to Employee Stock Plans	$366,177	$205,199

Back to Contents

Consolidated Statements of Stockholders' Equity
(Unaudited)

For the Nine Months Ended September 30, 2004

	Common Stock		Additional			Total
			Paid-in	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Stock	Equity

Balance, December 31, 2003	17,938,613	$179,386	$33,515,234	$91,178,370	$(3,674,812)	$121,198,178
Net income				10,572,162		10,572,162
Exercise of stock options	480,921	4,809	3,298,997		(8,874)	3,294,932
Tax benefit arising from stock option transactions			1,687,554			1,687,554
Purchase of common stock for treasury (384,753 shares)					(5,999,467)	(5,999,467)
Shares issued pursuant to Employee Stock Plans (48,224 shares)			94,478		271,699	366,177
Cash dividends paid - $.18 per common share				(3,194,871)		(3,194,871)
Shares issued pursuant to Dividend Reinvestment Plan (425 shares)			3,764		2,893	6,657

Balance, September 30, 2004	18,419,534	$184,195	$38,600,027	$98,555,661	$(9,408,561)	$127,931,322

See accompanying notes

Back to Contents

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Reporting

The accompanying financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. However, in our opinion , all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 2003 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 2003. The financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three and nine month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the full fiscal year.

Note 2 — Three-For-Two Stock Split

On February 12, 2004, our Board of Directors approved a three-for-two stock split in the form of a 50% common stock dividend which was paid on March 1, 2004 to shareholders of record on February 23, 2004. All share and earnings per common share information for all periods presented have been adjusted to reflect the three-for-two stock split.

Note 3 — Other Contingencies

We have an $18,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. The credit facility contains several financial covenants that we are required to meet. We are in compliance with all financial covenants at both September 30, 2004 and December 31, 2003 and expect to continue to remain in compliance. This facility expires on January 31, 2005. We believe the line of credit will be renewed at that time. Amounts drawn under the line of credit are payable upon demand. At both September 30, 2004 and December 31, 2003, there were no borrowings under the line of credit. However, at such dates, we had outstanding $15,925,000 and $14,500,000, respectively, of an irrevocable standby letter of credit which relate to payment obligations under our insurance program. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $15,925,000 and $14,500,000 at September 30, 2004 and December 31, 2003, respectively.

We are also involved in miscellaneous claims and litigation arising in the ordinary course of business. We believe that these matters, taken individually or in the aggregate, will not have a material adverse affect on our financial position or results of operations.

The Balance Budget Act of 1997 changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998, of a Medicare Prospective Payment System for skilled nursing facilities which significantly changed the manner and the amounts of reimbursement they receive. Many of our clients’ revenues are highly contingent on Medicare and Medicaid reimbursement funding rates. Therefore, they have been and continue to be adversely affected by changes in applicable laws and regulations, as well as other trends in the long-term care industry. This has resulted in certain of our clients filing for bankruptcy protection. Others may follow. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future.

Back to Contents

Note 4 — Segment Information

Reportable Operating Segments

We manage and evaluate our operations in two reportable operating segments. The two operating segments are Housekeeping services (housekeeping, laundry, linen and other services), and Food services. Although both segments serve the same client base and share many operational similarities they are managed separately due to distinct differences in the type of service provided, as well as the specialized expertise required of the professional management personnel responsible for delivering the respective segment’s services. We consider the various services provided within the Housekeeping services segment to be one reportable operating segment since such services are rendered pursuant to a single service agreement and the delivery of such services is managed by the same management personnel.

Differences between the reportable segments’ operating results and other disclosed data, and our consolidated financial statements relate primarily to corporate level transactions, as well as transactions between reportable operating segments and our warehousing and distribution subsidiary. This subsidiary’s transactions with reportable segments are made on a basis intended to reflect the fair market value of the goods transferred. Additionally, included in the differences between the reportable segments’ operating results and other disclosed data are amounts from our investment holding company subsidiary. This subsidiary does not transact any business with the reportable segments. Segment amounts disclosed are prior to any elimination entries made in consolidation.

     The Housekeeping services segment provides services in Canada, although essentially all of its revenues and net income, 99% in both categories, are earned in one geographic area, the United States. Food services are provided solely in the United States.

	Housekeeping	Food	Corporate and
	services	services	eliminations		Total

Quarter Ended September 30, 2004
Revenues	$90,190,386	$23,227,820	$(1,094,149)		$112,324,057
Income before income taxes	$7,112,409	$234,164	$(1,340,916	)(1)	$6,005,657

Quarter Ended September 30, 2003
Income before income taxes	$80,301,521	$16,457,117	$(880,300)		$95,878,338
Revenues	$5,608,773	$317,527	$(1,440,091	)(1)	$4,486,209

(1)	represents primarily corporate office cost and related overhead, as well as certain consolidated subsidiaries’ operating expenses that are not allocated to the service segments

Back to Contents

	Housekeeping	Food	Corporate and
	services	services	eliminations		Total

Nine Months Ended September 30, 2004
Revenues	$266,755,677	$63,876,964	$(1,197,278)		$329,435,363
Income before income taxes	$22,458,807	$1,510,486	$(6,917,131	)(1)	$17,052,162

Nine Months Ended September 30, 2003
Revenues	$234,243,575	$44,319,601	$(347,772)		$278,215,404
Income before income taxes	$17,939,821	$1,348,655	$(6,274,844	)(1)	$13,013,632

(1)	represents primarily corporate office cost and related overhead, as well as certain consolidated subsidiaries’ operating expenses that are not allocated to the service segments.

Revenues from Clients

The following revenues earned from clients differ from segment revenues reported above due to the inclusion of adjustments used for segment reporting purposes by management. We earned revenues from clients in the following service categories:

	For the quarter ended September 30,

	2004	2003

Housekeeping services	$62,687,886	$55,628,692
Laundry and linen services	26,464,812	23,708,141
Food services	22,595,831	16,152,997
Maintenance services and Other	575,528	388,508

	$112,324,057	$95,878,338

	For the nine months ended September 30,

	2004	2003

Housekeeping services	$186,300,354	$164,753,663
Laundry and linen services	78,851,595	68,273,669
Food services	62,706,187	44,061,512
Maintenance services and Other	1,577,227	1,126,560

	$329,435,363	$278,215,404

Major Client

We have one client, a nursing home chain, which in the nine month periods ended September 30, 2004 and September 30, 2003 accounted for approximately 20% and 23%, respectively, of consolidated revenues. In the nine month period ended September 30, 2004, we derived approximately 19% and 27%, respectively, of the Housekeeping services and Food services segments’ revenues from such client. Although we expect to continue our relationship with this client, the loss of such client would adversely affect the operations of our two operating segments.

Back to Contents

Note 5 — Earnings Per Common Share

A reconciliation of the numerator and denominator of basic and diluted earnings per common share is as follows:

	Quarter Ended September 30, 2004

	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Net income	$3,723,657

Basic earnings per common share	$3,723,657	17,393,200	$.21
Effect of dilutive securities:
Options	—	953,538	(.01)

Diluted earnings per Common share	$3,723,657	18,346,738	$.20

	Quarter Ended September 30, 2003

	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Net income	$2,803,209

Basic earnings per common share	$2,803,209	17,109,626	$.16
Effect of dilutive securities:
Options	—	784,515	—

Diluted earnings per Common share	$2,803,209	17,894,141	$.16

	Nine Months Ended September 30, 2004

	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Net income	$10,572,162

Basic earnings per common share	$10,572,162	17,453,185	$.61
Effect of dilutive securities:
Options	—	963,594	(.04)

Diluted earnings per Common share	$10,572,162	18,416,779	$.57

	Nine Months Ended September 30, 2003

	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Net income	$8,009,632

Basic earnings per common share	$8,009,632	16,978,541	$.47
Effect of dilutive securities:
Options		682,976	(.02)

Diluted earnings per Common share	$8,009,632	17,661,517	$.45

Back to Contents

No outstanding options were excluded for any of the reported periods ended September 30, 2004 or September 30, 2003, as none have an exercise price in excess of the average market value of our Common Stock at such dates.

Note 6 — Stock Based Compensation

At both September 30, 2004 and December 31, 2003, we had and continue to have stock based compensation plans. As permitted by the Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”, we account for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees”. Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair value of our common stock and the exercise price of the option. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant.

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, or in Conjunction With Selling Goods or Services”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. There were no such equity instruments issued during the nine month periods ended September 30, 2004 or September 30, 2003.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

	Quarter Ended September 30,

	2004	2003

Net Income
As reported	$3,723,657	$2,803,209
Deduct:
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	-0-	-0-
Pro forma net income	$3,723,657	$2,803,209

Basic Earnings Per Common Share
As reported	$.21	$.16
Pro forma	$.21	$.16
Diluted Earnings Per Common Share
As reported	$.20	$.16
Pro forma	$.20	$.16

Back to Contents

	Nine Months Ended September 30,

	2004	2003

Net Income
As reported	$10,572,162	$8,009,632
Deduct:
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,279,000)	(1,383,000)

Pro forma net income	$9,293,162	$6,626,632

Basic Earnings Per Common Share
As reported	$.61	$.47
Pro forma	$.53	$.39
Diluted Earnings Per Common Share
As reported	$.57	$.45
Pro forma	$.50	$.38

Back to Contents

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements Regarding Forward Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such risks and uncertainties include, but are not limited to, risks arising from providing our services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; one client accounting for approximately 20% of revenues in 2004; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in laws and regulations governing the industry and risk factors described in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003 in Part I thereof under “Government Regulation of Clients”, “Competition” and “Service Agreements/Collections”. Many of our clients’ revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which have been and continue to be adversely affected by the change in Medicare payments under the 1997 enactment of the Medicare Prospective Payment System. That change, and lack of substantive reimbursement funding rate reform legislation, as well as other trends in the long-term care industry have resulted in certain of our clients filing for bankruptcy protection. Others may follow. Any decisions by the government to discontinue or adversely modify legislation related to reimbursement funding rates will have a material adverse affect on our clients. These factors, in addition to delays in payments from clients have resulted in and could continue to result in significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing our services could not be passed on to our clients.

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

Back to Contents

Results of Operations

The following discussion is intended to provide the reader with information that will assist in understanding our financial statements including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our results of operations. This discussion should be read in conjunction with our financial statements as of September 30, 2004 and the nine month period then ended and the notes accompanying those financial statements.

Overview

We provide housekeeping, laundry, linen, facility maintenance and food services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals. We believe that we are the largest provider of housekeeping and laundry services to the long-term care industry in the United States. Although we do not directly participate in any government reimbursement programs, our clients are subject to government regulation. Therefore, they are directly effected by any legislation relating to Medicare or Medicaid programs.

We provide our services primarily pursuant to full service agreements with our clients. In such agreements, we assume both the management and payroll responsibility for the respective service segment’s employees. We provide services on the basis of a management only agreement for a limited number of clients. Our agreements with clients typically provide for a one year service term, cancelable by either party upon 30 or 90 days’ notice after the initial 90-day period.

Additionally, we operate two wholly owned subsidiaries. HCSG Supply, Inc. purchases, warehouses and distributes our supplies and equipment used in providing our services. Huntingdon Holdings, Inc. invests our cash and cash equivalents.

Consolidated Operations

Revenues for the quarter ended September 30, 2004 increased 17.2% or $16,445,719 to $112,324,057 as compared to $95,878,338 in the corresponding 2003 quarter.

The Housekeeping services segment’s 2004 third quarter revenues increased 12.3% to $90,190,386 compared to the third quarter 2003 segment revenues of $80,301,521. This growth is primarily a result of a net increase in service agreements entered into with new clients.

The Food service segment’s 2004 third quarter revenues increased approximately 41.1% to $23,227,820 as compared to the third quarter 2003 revenues of $16,457,117. This growth is a result of providing this service to additional existing Housekeeping services segment’s clients.

Revenues for the nine month period ended September 30, 2004 increased 18.4% or $51,219,959 to $329,435,363 as compared to $278,215,404 in the corresponding 2003 period.

Back to Contents

The Housekeeping services segment’s 2004 nine months period revenues increased to $266,755,677, or 13.9% from the comparable 2003 period’s revenues of $234,243,575. This growth is primarily a result of a net increase in service agreements entered into with new clients.

The Food services segment’s 2004 nine months period revenues increased approximately 44.1% to $63,876,964 from the comparable 2003 period’s revenues of $44,319,601. This growth is a result of providing this service to additional existing Housekeeping service’s segment clients.

Although there can be no assurance thereof, we anticipate future revenue growth. We believe that such growth will decrease, as a percentage of revenue, since such growth will be measured against our increasing revenue base.

The following table sets forth, for the periods indicated, the percentage which certain items bear to revenues:

	Relation to Total Revenues
	For the Quarter Ended Sept 30,		For the Nine Months Ended Sept 30,

	2004	2003	2004	2003

Revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	87.8	88.0	87.8	88.0
Selling, general and administration	7.1	7.7	7.2	7.6
Investment and interest income	.2	.4	.2	.3

Income before income taxes	5.3	4.7	5.2	4.7
Income taxes	2.0	1.8	2.0	1.8

Net income	3.3%	2.9%	3.2%	2.9%

Major client

We have one client, a nursing home chain, which in the nine month periods ended September 30, 2004 and September 30, 2003 accounted for approximately 20% and 23%, respectively, of consolidated revenues. In the nine months ended September 30, 2004 we derived approximately 19% and 27%, respectively, of the Housekeeping services and Food services segments’ revenues from such client. Although we expect to continue our relationship with this client, the loss of such client would adversely affect the operations of our two operating segments.

2004 Third Quarter Compared with 2003 Third Quarter

Cost of services provided as a percentage of revenues decreased to 87.8% in the third quarter of 2004 compared to 88.0 % in the corresponding 2003 quarter. The primary factors affecting this decrease are as follows: an increase of 1.5% in the cost of supplies consumed in providing services which was primarily attributable to increased costs associated with the Food services segment’s growth. Offsetting this increase was a decrease of 1.5% in workers compensation insurance. This decrease in workers’ compensation insurance is a result of a current reduction in average claim cost.

Back to Contents

Selling, general and administrative expenses as a percentage of revenue decreased to 7.1% in the 2004 third quarter compared to 7.7% in the 2003 third quarter. This is primarily attributable to our ability to control these expenses, as well as comparing these expenses to a greater revenue base in the current quarter.

Our effective income tax rate increased to 38% in the 2004 third quarter compared to 37.5% in the 2003 third quarter. The increase is primarily attributable to graduated income tax rates being applied against increased levels of taxable income. Our effective income tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes.

As a result of the matters discussed above, net income for the three month period ended September 30, 2004 increased to 3.3% as a percentage of revenue, compared to 2.9% in the 2003 comparable three month period.

2004 Nine Month Period Compared with 2003 Nine Month Period

Cost of services provided as percentage of revenues decreased to 87. 8% in the 2004 nine month period compared to 88.0%in the 2003 nine month period. The primary factors affecting this change when comparing the two nine month periods were an increase of 1.6% in the cost of supplies consumed in providing services, which was primarily attributable to increased costs associated with the Food services segment’s growth. This increase was offset by decreases of .7%,.6% and .5% in workers’ compensation insurance, bad debt provision and labor costs, respectively. The decrease in labor costs resulted primarily from efficiencies achieved in managing the Housekeeping services segment’s labor. The decrease in workers’ compensation insurance is a result of a current reduction in average claim cost. The decrease in the bad debt provision is a result of improved collection experience. Although there can be no assurance thereof, we believe that the cost of services provided, as a percentage of revenues, for the remainder of 2004 will approximate the same percentage as recognized in the first nine months of 2004.

Selling, general and administrative expenses as a percentage of revenue decreased in the nine month period ended September 30, 2004 to 7.1% from 7.7% in the comparable 2003 period. This is primarily attributable to our ability to control these expenses, as well as comparing these expenses to a greater revenue base in the current nine month period.

Our 2004 nine month period effective income tax rate decreased slightly to 38.0% from 38.5% in the comparable 2003 nine month period. The decrease primarily results from a reduction in our state and local tax liability. The effective income tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes.

As a result of the matters discussed above, net income for the nine month period ended September 30, 2004 increased to 3.2% as a percentage of revenue compared to 2.9% in the comparable 2003 nine month period.

Back to Contents

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

In accordance with the risk of extending credit, we regularly evaluate our accounts and notes receivable for impairment or loss of value and when appropriate will provide in our Allowance for Doubtful Accounts for such receivables. We generally follow a policy of reserving for receivables from clients in bankruptcy, clients with which we are in litigation for collection and other certain slow paying clients. The reserve is based upon our estimates of ultimate collectibility. Correspondingly, once our recovery of a receivable is determined through either litigation, bankruptcy proceedings or negotiation at less than the recorded amount on our balance sheet, we will charge-off the applicable amount to the Allowance for Doubtful Accounts.

Back to Contents

Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends, as more fully discussed under Liquidity and Capital Resources below, and as further described in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003 in Part I thereof under “Government Regulation of Clients” and “Service Agreements/Collections”, change in such a manner as to negatively impact the cash flows of our clients. If our clients experience a negative impact in their cash flows, it would have a material adverse affect on our results of operations and financial condition.

Accrued Insurance Claims

We have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance. Under these plans, pre-determined loss limits are arranged with an insurance company to limit both our per occurrence cash outlay and annual insurance plan cost.

For workers’ compensation, we record a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of our historical data, open claims and actuarial analysis done by an independent insurance specialist. The present value of the payout is determined by applying an 8% discount factor over the estimated remaining pay-out period.

For general liability, we record a reserve for the estimated amounts to be paid for known claims.

We regularly evaluate our claims’ pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims’ estimate. Our evaluations are based primarily on current information derived from reviewing our claims’ experience and industry trends. In the event that our claims’ experience and/or industry trends result in an unfavorable change, it would have an adverse affect on our results of operations and financial condition.

Liquidity and Capital Resources

At September 30, 2004 we had cash and cash equivalents of $71,190,394 and working capital of $122,542,728 compared to December 31, 2003 cash and cash equivalents, and working capital of $64,180,697 and $113,414,509, respectively. We view our cash and cash equivalents of $71,190,394 at September 30, 2004 as our principal measure of liquidity. Our current ratio at September 30, 2004 increased to 6.4 to 1 from 5.6 to 1 at December 31, 2003.

The net cash provided by our operating activities was $14,521,089 for the nine month period ended September 30, 2004. The principal sources of net cash flows from operating activities for the nine month period ended September 30, 2004 were net income, including non-cash charges to operations for depreciation and bad debt provisions. Additionally, operating activities’ cash flows were increased by a $1,473,489 net decrease in accounts and notes receivable and long-term notes receivable due primarily to improved collections experience. Operating activities cash flows were also increased by the timing of payments under the Company’s various insurance plans of $1,401,057. The operating activities that used the largest amount of cash during the nine month period ended September 30, 2004 were decreases in accrued payroll and accrued and withheld payroll taxes of $3,149,827, and prepaid expenses and other assets of $1,275,792. The changes resulted primarily from the timing of such payments.

Back to Contents

Our principal use of cash in investing activities in the nine month period ended September 30, 2004 was the purchase of housekeeping equipment and computer software and equipment.

On February 12, 2004, our Board of Directors approved a three-for-two stock split in the form of a 50% common stock dividend which was paid on March 1, 2004 to shareholders of record on February 23, 2004. An amount equal to the par value of the shares of Common Stock issued was transferred from Additional Paid In Capital to Common Stock in the March 31, 2004 balance sheet to reflect such transaction. All share and earnings per common share information presented in this report have been adjusted to reflect the three-for-two stock split. The effect of this action was to increase shares outstanding at March 1, 2004 by 6,016,799 to 17,646,172.

During the nine month period ended September 30, 2004, we have expended $5,999,467 for open market purchases of 384,753 shares of our common stock. We remain authorized to purchase 499,497 shares pursuant to previous Board of Directors’ actions. See “ Part II — Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities “ for more information.

During the nine month period ended September 30, 2004, we issued 480,921 shares of common stock and received net proceeds of $3,294,932 from the exercise of stock options by employees and directors.

We paid regular quarterly dividends since the second quarter of 2003. In the nine month period ended September 30, 2004 we paid regular quarterly dividends totaling $3,194,871. Such regular quarterly dividends paid were $.05, $.06 and $.07 per common share on February 14, 2004, May 14, 2004 and August 13, 2004, respectively. Such payments were made to shareholders of record as of January 31, 2004,April 30, 2004 and July 30, 2004, respectively. Additionally, on October 19, 2004, our Board of Directors declared a regular cash dividend of $.08 per common share to be paid on November 12, 2004 to shareholders of record as of October 29, 2004.

Accounts and Notes Receivable

We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. The Balance Budget Act of 1997 changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998 of a Medicare Prospective Payment System for skilled nursing facilities which significantly changed the reimbursement procedures and the amounts of reimbursement they receive. Many of our clients’ revenues are highly contingent on Medicare and Medicaid reimbursement funding rates. Therefore, they have been and continue to be adversely affected by changes in applicable laws and regulations, as well as other trends in the long-term care industry. This has resulted in certain of our clients filing for bankruptcy protection. Others may follow. These factors, in addition to delays in payments from clients have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At September 30, 2004 and December 31, 2003, we had approximately $9,049,000 and $12,638,000, net of reserves, respectively of such notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that the restructuring provides us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

Back to Contents

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those in bankruptcy, those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $2,600,000 and $3,800,000 in the nine month periods ended September 30, 2004 and September 30, 2003, respectively. These provisions represent approximately .8% and 1.4%, as a percentage of revenue for such respective periods. In making credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risks associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience such significant impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

Insurance Programs

We have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance. Under these plans, pre-determined loss limits are arranged with an insurance company to limit both our per occurrence cash outlay and annual insurance plan cost.

For workers’ compensation, we record a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of our historical data, open claims and actuarial analysis done by an independent insurance specialist. The present value of the payout is determined by applying an 8% discount factor over the estimated remaining pay-out period.

For general liability, we record a reserve for the estimated amounts to be paid for known claims.

Back to Contents

We regularly evaluate our claims’ pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims’ estimate. Our evaluation is based primarily on current information derived from reviewing our claims’ experience and industry trends. In the event that our claims’ experience and/or industry trends result in an unfavorable change, it would have an adverse effect on our results of operations and financial condition.

Line of Credit

We have an $18,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. The line of credit contains several financial covenants that we are required to meet. We are in compliance with all financial covenants at both September 30, 2004 and December 31, 2003. We expect to continue to remain in compliance with all such financial covenants. This line of credit expires on January 31, 2005. We believe the line of credit will be renewed at that time. Amounts drawn under the line of credit are payable on demand. At September 30, 2004 there were no borrowings under the line of credit. However, at such date, we had outstanding $15,925,000 of an irrevocable standby letter of credit, which relates to payment obligations under our insurance program. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $15,925,000 at September 30, 2004.

Capital Expenditures

Our level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2004, we estimate that we will incur capital expenditures of approximately $2,500,000 during all of 2004 in connection with housekeeping equipment and laundry and linen equipment installations in our clients’ facilities, as well as expenditures relating to internal data processing hardware and software requirements. We believe that cash from operations, existing cash balances and available credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our continued growth. However, should these sources not be sufficient, we would, if necessary, seek to obtain working capital from such sources as long-term debt or equity financing.

Material Off-Balance Sheet Arrangements

We have not entered into any material off-balance sheet arrangements.

Effects of Inflation

Although there can be no assurance thereof, we believe that in most instances we will be able to recover increases in costs attributable to inflation by passing through such cost increases to our clients.

Back to Contents

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Securities Exchange Act of 1934, such as this Form 10-Q, is reported in accordance with the Securities and Exchange Commission’s (the “SEC”) rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to insure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and regulations. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Certifications of the Chief Executive Officer and Chief Financial Officer regarding, among other items, disclosure controls and procedures are included as exhibits to this Form 10-Q.

Back to Contents

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

(d)
Maximum
			(c)	Number of
	(a)	(b)	Total	Shares that
	Total	Average	Number of Shares	May Yet Be
	Number	Price	Purchased as Part	Purchased
	Shares	Paid per	of Publicly Announced	Under the Plans
2004 Period	Purchased	Share	Plans or Programs	Or Programs

July 1 to July 31	24,955	$15.3261	24,955	499,497

Aug 1 to Aug 31		No transactions

Sept 1 to Sept 30		No transactions

ITEM 3.	DEFAULTS UNDER SENIOR SECURITIES	Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	None

ITEM 5.	OTHER INFORMATION
a) None.

Back to Contents
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

a)	Exhibits -

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K -

Date Filed or furnished	Item No.	Description

July 20, 2004	Item 12	Results of Operations and Financial Condition- a press release announcing (i) the Company’s unaudited financial and operating results for the six month and three month periods’ ended June 30, 2004, and (ii) declaration of quarterly dividend payment

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE SERVICES GROUP, INC.

October 21, 2004	/s/ Daniel P. McCartney

Date	DANIEL P. McCARTNEY, Chief
Executive Officer

October 21, 2004	/s/ Thomas A. Cook

Date	THOMAS A. COOK, President and
Chief Operating Officer

October 21, 2004	/s/ James L. DiStefano

Date	JAMES L. DiSTEFANO, Chief Financial
Officer and Treasurer

October 21, 2004	/s/ Richard W. Hudson

Date	RICHARD W. HUDSON, Vice
President-Finance, Secretary and Chief
Accounting Officer