Form 10-K
period 2004-12-31
HEALTHCARE SERVICES GROUP INC
filed 2005-03-11
CIK 731012

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  For the transition period from      to

                           Commission File No. 0-12015

                         HEALTHCARE SERVICES GROUP, INC.
             (Exact name of registrant as specified in its charter)

            Pennsylvania                            232018365
     -------------------------------     --------------------------------
     (State or other jurisdiction of     (IRS Employer Identification No.)
      incorporated or organization)

   3220 Tillman Drive, Suite 300, Bensalem, PA                    19020
   -------------------------------------------                 ----------
    (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (215) 639-4274

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                     Shares of Common Stock ($.01 par value)
                     ---------------------------------------
                                 Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                 YES [X] NO [ ]

     The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant's Common Stock on June 30, 2004 as reported on the NASDAQ Stock Market, Inc. was approximately $239,565,000.

     At March 9, 2005 there were outstanding approximately 17,648,000 shares of the Registrant's Common Stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2004 have been incorporated by reference into Parts I and II of this Annual Report on Form 10-K. Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on May 24, 2005 have been incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

                                     PART I

     References made herein to "we," "our," or "us" include Healthcare Services Group, Inc. and its wholly owned subsidiaries HCSG Supply, Inc. and Huntingdon Holdings, Inc., unless the context otherwise requires.

ITEM I.   BUSINESS

(a)  General

     Healthcare Services Group, Inc. provides housekeeping, laundry, linen, facility maintenance and food services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals. We believe that we are the largest provider of contractual housekeeping and laundry services to the long-term care industry in the United States, rendering such services to approximately 1,600 facilities in 42 states and Canada as of December 31, 2004.

     Additionally, we operate two wholly-owned subsidiaries. HCSG Supply, Inc. purchases, warehouses and distributes the supplies and equipment used in providing our Housekeeping segment services. Huntingdon Holdings, Inc. invests our cash and cash equivalents.

(b)  Segment Information

     The information called for herein is incorporated by reference to the Company's Annual Report to Shareholders for the year ended December 31, 2004, a copy of which accompanies this Report.

(c)  Description of Services

General

     We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and food service departments of the health care industry.

     We are organized into two operating segments: housekeeping, laundry, linen and other services ("Housekeeping") and food services ("Food"). Our labor force is interchangeable with respect to each of the services within the Housekeeping segment. Our labor force with respect to the Food segment is specific to it. Although there are many similarities in the nature of the services performed, there are some significant differences in the specialized expertise required of the professional management personnel responsible for delivering the services of the respective segments. We believe the services of each segment provide opportunity for growth.

     For the year ended December 31, 2004, one client, Beverly Enterprises, Inc., accounted for 20% of our total consolidated revenues. In 2004, we derived 19% and 27% of the Housekeeping and Food segments' revenues, respectively, from such client. Although we expect to continue the relationship with this client, the loss of such client would have a material adverse affect on our results of operations.

Housekeeping Segment

     Housekeeping services. Housekeeping services is our largest service sector, representing approximately 56% or $249,314,000 of total consolidated revenues in 2004. This service involves cleaning, disinfecting and sanitizing resident areas in our clients' facilities. In providing services to any given client facility, we typically hire and train the hourly employees employed by such facility prior to our engagement. We normally assign two on-site managers to each facility to supervise and train hourly personnel and coordinate housekeeping services with other facility support functions. Such management personnel also oversee the execution of a variety of quality and cost-control procedures including continuous training and employee evaluation and on-site testing for infection control. The on-site management team also assists the facility in complying with Federal, state and local regulations.

     Laundry and linen services. Laundry and linen services represents approximately 24% or $105,545,000 of total consolidated revenues in 2004.Laundry services involve the laundering and processing of the residents' personal clothing. We provide laundry service to all of our housekeeping clients. Linen services involve providing, laundering and processing of the sheets, pillow cases, blankets, towels, uniforms and assorted linen items used by our clients' facilities. At some facilities that utilize our laundry and linen services, we install our own equipment. Such installation generally requires an initial capital outlay by us ranging from $5,000 to $150,000 depending on the size of the facility, installation and construction costs, and the amount of equipment required. We could incur relocation or other costs in the event of the cancellation of a linen service agreement where there was an investment by us in a corresponding laundry installation. The hiring, training and supervision of the hourly employees who perform laundry and linen services are similar to, and performed by the same management personnel who oversee the housekeeping services hourly employees located at the respective client facility.

     In some instances we own linen supplies utilized at our clients' facilities. We maintain a sufficient inventory of linen supplies in order to ensure their availability. We provide linen supplies to approximately 20% of the facilities for which we provide housekeeping services.

     Maintenance and other services. Maintenance services consist of repair and maintenance of laundry equipment, plumbing and electrical systems, as well as carpentry and painting. This service sector's total revenues represent less than 1% of total consolidated revenues.

     Laundry installation sales. We (as a distributor of laundry equipment) sell laundry installations to our clients which generally represent the construction and installation of a turn-key operation. We generally offer payment terms, ranging from 36 to 60 months. During the years 2002 through 2004, laundry installation sales were not material to our operating results as we prefer to own such laundry installations in connection with performance of our service agreements.

Food Segment

     Food services. We began providing food services in 1997. Food services represents 19% or $85,593,000 of total consolidated revenues in 2004. Food services consist of the development of a menu that meets the residents' dietary needs, purchasing and preparing the food to assure that residents receive an appetizing meal, and participation in monitoring the residents' on-going nutritional status. On-site management is responsible for all daily food service activities, with regular support being provided by a district manager specializing in food service, as well as a registered dietitian. We also provide consulting services to facilities to assist them in cost containment, as well as the updating of their food service operations.

                        Operational Management Structure

     By applying our professional management techniques, we are generally able to contain or control certain housekeeping, laundry, linen, facility maintenance and food service costs on a continuing basis. We manage and provide our services through a network of management personnel, as illustrated below.

                       PRESIDENT / CHIEF OPERATING OFFICER

                           VICE PRESIDENT - OPERATIONS

                            DIVISIONAL VICE PRESIDENT
                                  (4 DIVISIONS)

                                  REGIONAL VICE
                                PRESIDENT/MANAGER
                                  (31 REGIONS)

                                DISTRICT MANAGER
                                 (151 DISTRICTS)

                                TRAINING MANAGER

                              FACILITY MANAGER AND
                               ASSISTANT FACILITY
                                     MANAGER

     Each facility is managed by an on-site Facility Manager, an Assistant Facility Manager, and if necessary, additional supervisory personnel. Districts, typically consisting of eight to twelve facilities, are supported by a District Manager and a Training Manager. District Managers bear overall responsibility for the facilities within their districts. They are generally based in close proximity to each facility. These managers provide active support to clients in addition to the support provided by our on-site management team. Training Managers are responsible for the recruitment, training and development of Facility Managers. A division consists of a number of regions within a specific geographical area. Divisional Vice Presidents manage each division.
At December 31, 2004 we maintained 31 regions within four divisions. Each region is headed by a

Regional Vice President/Manager. Some regions also have a Regional Sales Director who assumes primary responsibility for marketing our services. Regional Vice Presidents/Managers report to Divisional Vice Presidents who in turn report to the President/Chief Operating Officer or Vice President of Operations. We believe that our divisional, regional and district organizational structure facilitates our ability to obtain new clients, and our ability to sell additional services to existing clients.

                                     Market

     The market for our services consists of a large number of facilities involved in various aspects of the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals. Such facilities may be specialized or general, privately owned or public, profit or not-for-profit, and may serve patients on a long-term or short-term basis. The market for our services is expected to continue to grow as the elderly population increases as a percentage of the United States population and as government reimbursement policies require increased cost control or containment by constituents which comprise our targeted market.

     The American Health Care Association reports that there are approximately 16,300 nursing homes in the United States with about 1.78 million beds and
1.45 million residents. The facilities primarily range in size from small private facilities with 65 beds to facilities with over 500 beds. We generally market our services to facilities with 100 or more beds. We believe that approximately 8% of long-term care facilities currently use outside providers of housekeeping and laundry services.

                               Marketing and Sales

     Our services are marketed at four levels of our organization: at the corporate level by the Chief Executive Officer, President/Chief Operating Officer and the Vice President of Operations; at the divisional level by Divisional Vice Presidents; at the regional level by the Regional Vice Presidents/Managers and Regional Sales Directors; and at the district level by District Managers. We provide incentive compensation to our operational personnel based on achieving budgeted earnings and to our Regional Sales Directors based on achieving budgeted earnings and new business revenues.

     Our services are marketed primarily through referrals and in-person solicitation of target facilities. We also utilize direct mail campaigns and participate in industry trade shows, health care trade associations and healthcare support services seminars that are offered in conjunction with state or local health authorities in many of the states in which we conduct our business. Our programs have been approved for continuing education credits by state nursing home licensing boards in certain states, and are typically attended by facility owners, administrators and supervisory personnel, thus presenting marketing opportunities for us. Indications of interest in our services arising from initial marketing efforts are followed up with a presentation regarding our services and a survey of the service requirements of the facility. Thereafter, a formal proposal, including operational recommendations and recommendations for proposed savings, is submitted to the prospective client. Once the prospective client accepts the proposal and signs the service agreement, we can set up our operations on-site within days.

                        Government Regulation of Clients

     Our clients are subject to government regulation. Congress has enacted three major laws during the past several years that have significantly altered government payment procedures and amounts for nursing home services. They are the Balance Budget Act of 1997 ("BBA"), the Medicare Balanced Budget Refinement Act of 1999 ("BBRA") and the Benefits Improvement and Protection Act of 2000 ("BIPA").

     Under BBA, participating nursing facilities are reimbursed under a prospective payment system referred to as PPS. Under PPS, nursing homes are paid a predetermined amount per patient, per day based on the anticipated costs of treating patients.

     In November 1999, Congress passed BBRA which provided some relief (since expired) for certain reductions in Medicare reimbursement caused by PPS.

     The overall effect of these laws, as well as other trends in the long term care industry have and could adversely affect the liquidity of our clients resulting in their inability to make payments to us on agreed upon payment terms.

     The BBA included provisions affecting Medicaid and repealed the "Boren Amendment" federal payment standard for Medicaid payments to nursing facilities. With the repeal of the federal payment standards, there can be no assurance that budget constraints or other factors will not cause states to reduce Medicaid reimbursements to nursing homes or that payments to nursing homes will be made on a timely basis. BIPA enacted a phase-out of certain governmental transfers that may reduce federal support for a number of state Medicaid plans. The reduced federal payments may impact aggregate available funds requiring states to further contain payments to providers.

     Although PPS directly affects how clients are paid for certain services, we do not directly participate in any government reimbursement programs. Accordingly, all of our contractual relationships with our clients continue to determine the clients' payment obligations to us. However, clients' revenues are generally highly reliant on Medicare and Medicaid reimbursement funding rates. Therefore, many clients have been, and continue to be, adversely affected by PPS, and other trends in the long-term care industry which have resulted in certain of our clients filing for bankruptcy protection. Others may follow (See " Liquidity and Capital Resources").

     The prospects for legislative relief are uncertain. We are unable to estimate the ultimate impact of any changes in reimbursement programs affecting our clients' future results of operations and/or its impact on our cash flows and operations.

                         Service Agreements/Collections

     We provide our services primarily pursuant to full service agreements with our clients. In such agreements, we are responsible for our management and hourly employees located at our clients' facilities. We provide services on the basis of a management agreement for a very limited number of clients. In such agreements, our services are comprised of providing on-site management personnel, while the hourly and staff personnel remain employees of the respective client.

     We typically adopt and follow the client's employee wage structure, including its policy of wage rate increases, and pass through to the client any labor cost increases associated with wage rate adjustments. Under a management agreement, we provide management and supervisory services while the client facility retains payroll responsibility for its hourly employees. Substantially all of our agreements are full service agreements. These agreements typically provide for a one year term, cancelable by either party upon 30 to 90 days' notice after the initial 90-day period. As of December 31, 2004, we provided services to approximately 1,600 client facilities.

     Although the service agreements are cancelable on short notice, we have historically had a favorable client retention rate and expect to continue to maintain satisfactory relationships with our clients. The risk associated with short-term service agreements have not materially affected either our linen and laundry services, which may from time-to-time require a capital investment, or our laundry installation sales, which may require us to finance the sales price. Such risks are often mitigated by certain provisions set forth in the agreements entered into with our clients.

     We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those in bankruptcy, those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $3,700,000, $4,550,000 and $6,050,000 in the years ended December 31, 2004, 2003 and 2002, respectively (See Schedule II- Valuation and Qualifying Accounts, for year-end balances). These provisions represent .8%, 1.2% and 1.8%, as a percentage of revenues, for the years ended December 31, 2004, 2003 and 2002, respectively. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risks associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize our credit risk exposure, our clients could be adversely affected if future industry trends, as discussed in "Government Regulation of Clients" and "Risk Factors", change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

                                   Competition

     We compete primarily with the in-house support service departments of our potential clients. Most healthcare facilities perform their own support service functions without relying upon outside management firms. In addition, a number of local firms compete with us in the regional markets in which we conduct business. Several national service firms are larger and have greater financial and marketing resources than us, although historically, such firms have concentrated their marketing efforts on hospitals rather than the long-term care facilities typically serviced by us. Although the competition to provide service to health care facilities is strong, we believe that we compete effectively for new agreements, as well as renewals of existing agreements, based upon the quality and dependability of our services and the cost savings we believe we can usually implement for existing and new clients.

                                    Employees

     At December 31, 2004, we employed approximately 3,400 management, office support and supervisory personnel. Of these employees, 300 held executive, regional/district management and office support positions, and 3,100 of these employees were on-site management personnel. On such date, we employed approximately 18,600 hourly employees. Many of our hourly employees were previously support employees of our clients. We manage, for a limited number of our client facilities, the hourly employees who remain employed by those clients.

     Approximately 14% of our hourly employees are unionized. The majority of these employees are subject to collective bargaining agreements that are negotiated by individual client facilities and are assented to by us, so as to bind us as an "employer" under the agreements. We may be adversely affected by relations between our client facilities and the employee unions. We are also a direct party to negotiated collective bargaining agreements covering a limited number of employees at a few facilities serviced by us. We believe our employee relations are satisfactory.

(d)  Financial Information About Geographic Areas

     Our Housekeeping segment provides services in Canada, although essentially all of its revenues and net income, 99% in both categories, are earned in one geographic area, the United

States. The Food segment only provides services in the United States.

(e)  Available Information

     Healthcare Services Group, Inc. is a reporting Company under the Securities Exchange Act of 1934, as amended, and files reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission" or "SEC"). The public may read and copy any of our filings at the Commissioner's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. Because we make filings to the Commission electronically, you may access this information at the Commission's internet site: www.sec.gov. This site contains reports, proxies and information statements and other information regarding issuers that file electronically with the Commission.

                                 Website Access

     Our website address is www.hcsgcorp.com. Our filings with the Commission, as well as other pertinent financial and company information are available at no cost on our website as soon as reasonably practicable after the filing of such reports with the Commission.

Risk Factors

     Certain matters discussed in this report include forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; one client accounting for 20% of revenue in 2004; our claims experience related to workers' compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, including state and local regulations pertaining to the taxability of our services; and risk factors described in Part I hereof under "Government Regulation of Clients", "Service Agreements/Collections" and "Competition". Many of our clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which have been and continue to be adversely affected by the change in Medicare payments under the 1997 enactment of the Medicare Prospective Payment System. That change, and the lack of substantive reimbursement funding rate reform legislation, as well as other trends in the long-term care industry have resulted in certain of our clients filing for bankruptcy protection. Others may follow. Any decisions by the government to discontinue or adversely modify legislation related to reimbursement funding rates will have a material adverse affect on our clients. These factors, in addition to delays in payments from clients, have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results would also be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing our services could not be passed on to clients.

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

ITEM 2.   PROPERTIES

     We lease our corporate offices, located at 3220 Tillman Drive, Suite 300, Bensalem, Pennsylvania 19020, which consists of 16,195 square feet. The corporate office lease expires on September 30, 2005. We expect to renew such lease at that time. We also lease office space at other locations in Pennsylvania, Connecticut, Florida, Illinois, California, Colorado, Georgia, Alabama and New Jersey. The office sizes range from approximately 1,000 to 2,500 square feet. These locations serve as divisional or regional offices providing management and administrative services to both of our operating segments in their respective geographical areas. None of these leases are for more than a five-year term. In addition, we lease warehouse space in Bristol, Pennsylvania accommodating the operations of HCSG Supply, Inc. The warehouse in Bristol, Pennsylvania consists of approximately 19,000 square feet. Supplies and equipment warehoused and distributed out of this location are used by both operating segments in providing their respective services. The Bristol, Pennsylvania warehouse lease expires on March 31, 2008. We are also provided with office and storage space at each of our client facilities. Management does not foresee any difficulties with regard to the continued utilization of all of the aforementioned premises. We also believe that such leases are sufficient for our current operations.

     We presently own laundry equipment, office furniture and equipment, housekeeping equipment and vehicles. Such office furniture and equipment, and vehicles are primarily located at our corporate office, warehouse, and divisional and regional offices. We have housekeeping equipment at all client facilities where we provide services under a full service housekeeping agreement. Generally, the aggregate cost of housekeeping equipment located at each client facility is less than $2,500. Additionally, we have laundry installations at approximately 125 client facilities. Our cost of such laundry installations ranges between $5,000 and $150,000. We believe that such laundry equipment, office furniture and equipment, housekeeping equipment and vehicles are sufficient for our current operations.

ITEM  3.  LEGAL PROCEEDINGS.

     As of December 31, 2004, there were no material pending legal proceedings to which we were a party, or as to which any of our property was subject, other than routine litigation or claims and/or proceedings believed to be adequately covered by insurance.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

     Our common stock, $.01 par value (the "Common Stock"), is traded under the symbol "HCSG" on the NASDAQ National Market System. On December 31, 2004, there were 17,515,000 shares of Common Stock outstanding.

     The high and low closing price quotations for our Common Stock during the years ended December 31, 2004 and 2003 ranged as follows:

                                 2004 HIGH        2004 LOW
                                 ---------        --------
1st Qtr.                         $   17.00        $  12.65
2nd Qtr.                         $   16.85        $  14.79
3rd Qtr.                         $   18.62        $  15.20
4th Qtr.                         $   21.41        $  17.53

                                 2003 HIGH        2003 LOW
                                 ---------        --------
1st Qtr.                         $    9.31        $   7.87
2nd Qtr.                         $    9.35        $   7.49
3rd Qtr.                         $   11.40        $   9.30
4th Qtr.                         $   13.44        $  10.52

(b)  Holders

     As of February 25, 2005, there were 570 holders of record of our common stock, including holders whose stock was held in nominee name by brokers or other nominees. It is estimated that there are 3,500 beneficial holders.

(c)  Dividends

     We have paid regular quarterly cash dividends since the second quarter of 2003. During 2004, we paid regular quarterly dividends totaling $4,598,000. Such regular quarterly dividend payments of $.05, $.06, $.07 and $.08 per common share were paid on February 14, 2004, May 14, 2004, August 14,2004 and November 12, 2004, respectively. Such payments were made to shareholders of record as of January 31, 2004, April 30, 2004, July 30, 2004 and October 29, 2004,
respectively. Additionally, on January 18, 2005, our Board of Directors declared a regular quarterly cash dividend of $.09 per common share, which was paid on February 11, 2005 to shareholders of record as of January 28, 2005. Our

Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of such dividend payments, we expect to continue to pay regular quarterly cash dividends. In connection with the declaration of cash dividends, we adopted a Dividend Reinvestment Plan in 2003 for such payments.

     On February 12, 2004, our Board of Directors approved a 3 for 2 stock split in the form of a 50% Common Stock dividend, which was paid on March 1, 2004 to holders of Common Stock of record as of the close of business on February 23, 2004. All fractional share interests were rounded up to the nearest whole number. The effect of this action was to increase common shares outstanding by 5,980,000 to 17,950,000.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

     The information regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference to the Company's definitive proxy statement to be mailed to its shareholders in connection with its 2005 Annual Shareholders' Meeting and to be filed within 120 days of the close of the year ended December 31, 2004.

ITEM 6.   SELECTED FINANCIAL DATA

     The information called for herein is incorporated by reference to the Company's Annual Report to Shareholders for the year ended December 31, 2004, a copy of which accompanies this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information called for herein is incorporated by reference to the Company's Annual Report to Shareholders for the year ended December 31, 2004, a copy of which accompanies this Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is not significant.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for herein is incorporated by reference to the Company's Annual Report to Shareholders for the year ended December 31, 2004, a copy of which accompanies this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

          Disclosure Controls and Procedures

     The Company maintains "disclosure controls and procedures", as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in its reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

     During the course of the audit of our consolidated financial statements for the year ended December 31, 2004, our independent registered public accounting firm, Grant Thornton LLP, advised management and the Audit Committee of our Board of Directors that they had identified two significant deficiencies in internal controls. The significant deficiencies, individually or in the aggregate, are not considered to be a "material weakness" as defined under standards established by the Public Companies Accounting Oversight Board
(United States).

     A significant deficiency was found in the design and operation of our general computer controls relating to secure access to certain parts of our computer system. While overall access to our financial system is secure, access to sub-processes of the system may not be sufficiently limited. We believe compensating controls and procedures, which include manual controls and reconciliations, are in place to detect errors that may result from inappropriate access. We are in the process of addressing this significant deficiency by implementing certain changes to the security involving access to the sub-processes at issue in our computer system.

     Additionally, it was determined that a significant deficiency exists in the processing of employee payroll which could result in a discrepancy in the reporting of payroll expense. Even though we believe compensating controls exist to address this significant deficiency, we are in the process of implementing additional controls to improve the reporting of payroll expense.

     We have no reason to believe that these significant deficiencies could result in or have resulted in a material misstatement of our financial statements that have not been prevented or detected. We have assigned a high priority to the short term and long term improvement of our internal controls and are in the process of addressing the issues associated with the significant deficiencies discussed above. We are implementing plans to strengthen the internal controls associated with these issues.

     The Company's Chief Executive Officer and Chief Financial Officer (its Principal Executive Officer and Principal Financial Officer, respectively) have evaluated the effectiveness of our "disclosure controls and procedures" as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective. There were no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date the controls were evaluated.

          Management's Annual Report on Internal Control Over Financial
          Reporting

     The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's Principal Executive Officer and Principal Financial Officer and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

          1. Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company;

          2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

          3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

     The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

     Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of our internal control over financial reporting as prescribed above for the periods covered by this report. Based on our evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the Company's internal control over financial reporting is effective.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     The Company's independent auditors have attested to, and reported on, management's evaluation of our internal control over financial reporting. This report is contained in this Annual Report on Form 10-K.


ITEM 9B.  OTHER INFORMATION

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors and executive officers is incorporated herein by reference to the Company's definitive proxy statement to be mailed to its shareholders in connection with its 2005 Annual Shareholders' Meeting and to be filed within 120 days of the close of the year ended December 31, 2004.

     The Company has adopted a Code of Ethics and Business Conduct which apply to all directors and salaried employees, including the Company's principal executive, financial and accounting officers. The Code of Ethics and Business Conduct is posted on the Company website at www.hcsgcorp.com and is filed as an exhibit to this Annual Report on Form 10-K. The Company intends to satisfy the requirements under Item 10 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Ethics and Business Conduct that apply, by posting such information on the Company's website. Copies of the Code of Ethics and Business Conduct will be provided, free of charge, upon written request directed to the Secretary, Healthcare Services Group, Inc.,
3220 Tillman Drive, Suite 300, Bensalem PA 19020.

ITEM 11.  EXECUTIVE COMPENSATION

     The information regarding executive compensation is incorporated herein by reference to the Company's definitive proxy statement to be mailed to shareholders in connection with its 2005 Annual Shareholders Meeting and to be filed within 120 days of the close of the fiscal year ended December 31, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the Company's definitive proxy statement to be mailed to shareholders in connection with its 2005 Annual Meeting and to be filed within 120 days of the close of the fiscal year ending December 31, 2004.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information regarding certain relationships and related transactions is incorporated herein by reference to the Company's definitive proxy statement mailed to shareholders in connection with its 2005 Annual Shareholders Meeting and to be filed within 120 days of the close of the fiscal year ended
December 31, 2004.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information regarding principal accounting fees and services is incorporated herein by reference to the Company's definitive proxy statement mailed to shareholders in connection with its 2005 Annual Shareholders Meeting and to be filed within 120 days of the close of the fiscal year ended
December 31, 2004.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  1.   Financial Statements

     The documents shown below are contained in the Company's Annual Report to Shareholders for 2004 and are incorporated herein by reference, a copy of which accompanies this report.

     Report of Independent Registered Public Accounting Firm.
     Report of Independent Registered Public Accounting Firm on Internal
      Control.
     Balance Sheets as of December 31, 2004 and 2003.
     Statements of Income for the years ended December 31, 2004, 2003 and 2002. Statements of Cash Flows for the years ended December 31, 2004, 2003 and
      2002.
     Statement of Stockholders' Equity for the years ended December 31, 2004,
      2003 and 2002.
     Notes to Financial Statements.

     2.   Financial Statement Schedules
          Required to be filed by Item 8 and by Item 15(d) of this report:

     Report of Independent Registered Public Accounting Firm.
     Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002.

     All other schedules are omitted because they are not required or not applicable, or the required information is provided in the consolidated financial statements or notes thereto described in Item 15(a)(1) above.


     3.   Exhibits

     The following Exhibits are filed as part of this Report (references are to Reg. S-K Exhibit Numbers):

Exhibit
Number                                     Title
-------        -----------------------------------------------------------------

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

4.2** Employee Stock Purchase Plan of the Registrant is incorporated by reference to Exhibit 4(a) of Registrant's Registration Statement on Form S-8 (Commission File No. 333-92835).

4.3** Amendment to Employee Stock Purchase Plan is incorporated by reference to Exhibit 4.3 to the Company's Form 10-K for the period ended December 31, 2003.

4.4**          Deferred Compensation Plan is incorporated by reference to
               Exhibit 4(b) of Registrant's Registration Statement on Form S-8 (Commission File No. 333-92835).

10.1** 1995 Incentive and Non-Qualified Stock Option Plan, as amended is incorporated by reference to Exhibit 4(d) of the Form S-8 filed by the Registrant, Commission File No. 33-58765.

10.2** Amendment to the 1995 Employee Stock Option Plan is incorporated by reference to Exhibit 4(a) of Registrant's Registration Statement on Form S-8 (Commission File No. 333-46656).

10.3** 1996 Non-Employee Directors' Stock Option Plan, Amended and Restated as of October 28, 1997 is incorporated by reference to
               Exhibit 10.6 of Form 10-Q Report for the quarter ended September 30, 1997 filed by Registrant on November 14, 1997).

10.4** Form of Non-Qualified Stock Option Agreement granted to certain Directors is incorporated by reference to Exhibit 10.9 of Registrant's Registration Statement on Form S-1
               (Commission File No. 2-98089).

10.5**         2002 Stock Option Plan is incorporated by reference to
               Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.6** Amendment to 2002 Stock Option Plan is incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on
               Form S-8 (Commission File No. 333-107467).

10.7 Healthcare Services Group, Inc. Dividend Reinvestment Plan is incorporated by reference to the Company's Registration Statement on Form S-3 (Commission File No. 333-108182).

14. Code of Ethics and Business Conduct. Such document is available at our website www.hcsgcorp.com.

21.            List of subsidiaries is filed herewith in Part I, Item I.

23.            Consent of Independent Registered Public Accounting Firm.

31.1           Certification of Principal Executive Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act.

31.2           Certification of Principal Financial Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act.

32.1           Certification of the Principal Executive Officer pursuant to
               Section 906 of the Sarbanes-Oxley Act.

32.2           Certification of the Principal Financial Officer pursuant to
               Section 906 of the Sarbanes-Oxley Act.

               ** indicates that exhibit is a management contract or a management compensatory plan or arrangement

(b)  Reports on Form 8-K

          Date Filed or Furnished     October 19, 2004

          Item No.                    Item 12.

          Description                 Results of Operations and Financial
                                      Condition- a press release announcing
                                      (i) the Company's unaudited financial and operating results for the nine month and three month periods ended
                                      September 30, 2004 (ii) declaration of
                                      quarterly cash dividend

SELECTED FINANCIAL DATA

The selected financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to, the Financial Statements and Notes thereto.

(In thousands except for per share data and employees)

Years Ended December 31:                    2004             2003             2002             2001             2000
-----------------------------------     ------------     ------------     ------------     ------------     ------------
Revenues                                $    442,568     $    379,718     $    328,500     $    284,190     $    254,668
Net income                              $     14,699     $     10,860     $      8,631     $      7,035     $      5,588
Basic earnings per common share         $        .84     $        .64(1)  $        .51(1)  $        .43(1)  $        .34(1)
Diluted earnings per common share       $        .80     $        .61(1)  $        .49(1)  $        .43(1)  $        .34(1)
Cash Dividends per common share         $        .26     $        .09(1)             -                -                -
Weighted average number of common
 shares outstanding for basic EPS             17,481           17,049(1)        16,895(1)        16,392(1)        16,446(1)
Weighted average number of common
 shares outstanding for diluted EPS           18,440           17,788(1)        17,534(1)        16,617(1)        16,475(1)

As of December 31:

Working Capital                         $    125,012     $    112,073     $     96,117     $     84,089     $     74,574
Total Assets                            $    166,964     $    158,328     $    134,296     $    120,790     $    108,343
Stockholders' Equity                    $    131,460     $    121,198     $    107,881     $     98,943     $     90,805
Book Value Per Share                    $       7.51     $       7.01(1)  $       6.44(1)  $       5.95(1)  $       5.53(1)
Employees                                     20,400           18,400           16,100           15,900           14,800

(1) Adjusted to reflect the 3 for 2 Stock Split paid in the form of a 50% Common Stock Dividend on March 1, 2004

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This report includes forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; one client accounting for approximately 20% of revenue in 2004; our claims experience related to workers' compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, including state and local regulations pertaining to the taxability of our services; and risk factors described in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004 in Part I thereof under "Government Regulation of Clients", "Competition" and "Service Agreements/Collections". Many of our clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which have been and continue to be adversely affected by the change in Medicare payments under the 1997 enactment of the Medicare Prospective Payment System. That change, and the lack of substantive reimbursement funding rate reform legislation, as well as other trends in the long-term care industry have resulted in certain of our clients filing for bankruptcy protection. Others may follow. Any decisions by the government to discontinue or adversely modify legislation related to reimbursement funding rates will have a material adverse affect on our clients. These factors, in addition to delays in payments from clients have resulted in and could continue to result in significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing services could not be passed on to our clients.

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

RESULTS OF OPERATIONS

The following discussion is intended to provide the reader with information that will assist them in understanding our financial statements including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our results of operations. This discussion should be read in conjunction with our financial statements as of December 31, 2004 and the year then ended and the notes accompanying those financial statements.

OVERVIEW

Healthcare Services Group, Inc. provides housekeeping, laundry, linen, facility maintenance and food services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe that we are the largest provider of housekeeping and laundry services to the long-term care industry in the United States, rendering such services to approximately 1,600 facilities in 42 states as of December 31, 2004. Although we do not directly participate in any government reimbursement programs, our clients' reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation relating to Medicare or Medicaid reimbursement programs.

We provide our services primarily pursuant to full service agreements with our clients. In such agreements, we are responsible for our management and hourly employees located at our clients' facilities. We also provide services on the basis of a management agreement for a very limited number of clients. Our agreements with clients typically provide for a one year service term, cancelable by either party upon 30 to 90 days notice after the initial 90-day period.

Additionally, we operate two wholly-owned subsidiaries. HCSG Supply, Inc. purchases, warehouses and distributes the supplies and equipment used in providing our Housekeeping segment services. Huntingdon Holdings, Inc. invests our cash and cash equivalents.

CONSOLIDATED OPERATIONS

The following table sets forth, for the years indicated, the percentage which certain items bear to total revenues:

                                          Relation to Total Revenues
                                           Years Ended December 31,
                                        -------------------------------
                                         2004        2003         2002
                                        ------      ------       ------
Revenues                                 100.0%      100.0%       100.0%
Operating costs and expenses:
  Costs of services provided              87.8        88.1         88.2
  Selling, general and administrative      7.1         7.6          7.7
Investment and interest income              .3          .4           .2
                                        ------      ------       ------
Income before income taxes                 5.4         4.7          4.3
Income taxes                               2.0         1.8          1.7
                                        ------      ------       ------
Net income                                 3.4%        2.9%         2.6%
                                        ======      ======       ======

Subject to the factors noted in the Cautionary Statement Regarding Forward Looking Statements included in this report, we anticipate 2005's financial performance to be comparable to the 2004 percentages presented in the above table as they relate to total revenues.

Although there can be no assurance thereof, we believe that in 2005 both the Housekeeping and Food segments' revenues, as a percentage of total revenues, will remain approximately the same as their respective 2004 percentages. Furthermore, we expect the sources of growth in 2005 for the respective business segments will be primarily the same as historically experienced. That is the growth in the Food segment is expected to come from our current Housekeeping segment's client base, while growth in the Housekeeping segment will primarily come from obtaining new clients.

During the period from 1999 through 2004, our total revenues grew at a compound annual rate of approximately 14%.

We are organized into two operating segments; housekeeping, laundry, linen and other services ("Housekeeping"), and food services ("Food"). During this period, our Housekeeping segment grew at a compound annual rate of 10%, whereas the Food segment experienced compound annual growth of 48%. This growth in the Housekeeping segment was achieved primarily through obtaining new clients. The growth in the Food segment was achieved from providing such services to existing clients of our Housekeeping segment. Although there can be no assurance thereof, we anticipate future revenue growth due to the strength of our presence in the long-term health care market. It is likely though, that our total compound growth rates will decrease as total growth is measured against an increasing revenue base.

Housekeeping is our largest and core operating segment, representing 80.7% or $356,975,000 of total 2004 revenues. The services provided by this segment consist primarily of the cleaning, disinfecting and sanitizing of patient rooms and common areas of a client's facility, as well as the laundering and processing of the personal clothing belonging to the facility's patients. Also within the scope of this segment's service is the laundering and processing of the bed linens, uniforms and other assorted linen items utilized by a client facility.

The Food segment, which began operations in 1997, consists of providing for the development of a menu that meets the patient's dietary needs, and the purchasing and preparing of the food for delivery to the patients. Food segment revenues represented 19.3% or $85,593,000 of total 2004 revenues.

2004 Compared with 2003

The following table sets forth 2004 revenues, income before income taxes, and percentage increases of each compared to 2003. Revenues and income before income taxes are shown in total and on a reportable segment basis.

                                                                                              Reportable Segments
                                                                            --------------------------------------------------------
                                                                                 Housekeeping                      Food
                                                Percent     Corporate and   -----------------------   ------------------------------
                                  Total        increase     eliminations        Amount       % Incr       Amount       % Incr (Decr)
                              -------------   -----------   -------------   --------------   ------   --------------   -------------
Revenues                      $ 442,568,000       16.5%     $  (2,495,000)  $  357,754,000     12.3%  $   87,309,000        40.4%
Income before income taxes       23,706,000       35.3         (7,564,000)      29,336,000     25.6        1,934,000        (1.5)

Total revenues increased 16.5% to $442,568,000 in 2004 from $379,718,000 in 2003.

The Housekeeping segment's 12.3% growth in revenues is primarily a result of a net increase in service agreements entered into with new clients. Housekeeping's 25.6% increase in income before income taxes, on an operating segment basis, is attributable to both a modest improvement in the gross profit earned at the client facility level and the gross profit earned on the 12.3% increase in operating segment revenues. The improvement in gross profit is primarily a result of a .7% reduction, as a percentage of operating segment revenues, in the total labor costs. The reduction is attributable to our ability to manage these costs more efficiently.

The Food segment's 40.4% revenue growth is a result of providing this service to an increasing number of existing Housekeeping segment clients. Food segment income before income taxes decreased 1.5%, on an operating segment basis. The decrease is attributable to a lower gross profit earned at the client facility level. The decrease is primarily due to a 1.2% increase in total labor costs, as a percentage of operating segment revenues. Such increase in total labor costs resulted primarily from inefficiencies experienced in district and regional management of these costs in connection with this operating segment's 40.4% growth in revenues.

We have one client, a nursing home chain, which in 2004 and 2003 accounted for 20% and 23%, respectively of total revenues. In 2004, we derived 19% and 27%, respectively, of the Housekeeping and Food segments' revenues from such client. Additionally, at both December 31, 2004 and 2003, amounts due from such client represented less than 1% of our accounts receivable balances. Although we expect the relationship with this client to continue, the loss of such client would have a material adverse affect on our results of operations.

Costs of services provided, on a consolidated basis, as a percentage of total revenues in 2004 decreased slightly to 87.8% as compared to 88.1% in 2003. The following table provides a comparison, as a percentage of total revenues (unless otherwise noted), of the key indicators of our financial performance in respect to our cost of services provided:

Cost of Services Provided Key Indicators          2004 %   2003 %   Inc (Decr) %
----------------------------------------------    ------   ------   ------------
Labor and costs of labor                            66.5     67.1       (.6)
Workers' compensation and general
 liability insurance                                 4.0      4.6       (.6)
Bad debt provision                                    .8      1.2       (.4)
Health insurance and employee benefits               2.3      2.6       (.3)
Housekeeping segment supplies (as a percentage
 of Housekeeping segment revenues)                   5.2      4.7        .5
Food segment supplies (as a percentage of Food
 segment revenues)                                  39.5     39.3        .2

The following is an explanation of significant increases and decreases of key indicators of cost of services provided in comparing 2004 to 2003.

The decrease in labor and costs of labor is primarily attributable to efficiencies achieved in managing the Housekeeping segment's labor. The workers' compensation and liability insurance expense decrease is primarily a result of a current reduction in average claim cost. The decrease in bad debt provision resulted primarily from improved collection experience. The decrease in health insurance and employee benefits is a result of less employees participating in our health insurance programs. Housekeeping segment supplies, as a percentage of Housekeeping segment revenues, increased primarily as a result of price increases from vendors. The slight increase in Food segment supplies, as percentage of Food segment revenues, is a result of price increases from vendors.

Consistent with our 16.5% growth in total revenues, selling, general and administrative expenses increased $2,478,000. Although, as a percentage of total revenues, these expenses decreased to 7.1% in 2004 as compared to 7.6% in 2003. This decrease is primarily attributable to our ability to control these expenses and comparing them to a greater revenue base in the current year.

Investment and interest income, as a percentage of total revenues, was .3% as compared to .4% in 2003. The decrease is primarily attributable to a reduction in interest income earned on clients' notes receivable resulting from having less outstanding balances on such notes during 2004.

Our effective tax rate at both December 31, 2004 and 2003 was 38%. Absent any significant change in federal, or state and local tax laws, we expect our effective rate to be approximately the same in 2005. More specifically, changes by federal and state legislatures negatively effecting the various tax credit programs, which we participate in, would result in our effective tax rate increasing in 2005. Our 38% effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes.

As a result of the matters discussed above, 2004 net income increased to 3.4%, as a percentage of total revenues, compared to 2.9% in 2003.

2003 Compared with 2002

The following table sets forth 2003 revenues, income before income taxes, and percentage increases of each compared to 2002. Revenues and income before income taxes are shown in total and on a reportable segment basis:

                                                                                              Reportable Segments
                                                                            --------------------------------------------------------
                                                                                 Housekeeping                      Food
                                                Percent     Corporate and   ------------------------  ------------------------------
                                  Total        increase      eliminations       Amount      % (Incr)      Amount       % Incr (Decr)
                              -------------   -----------   -------------   --------------  --------  --------------   -------------
Revenues                      $ 379,718,000       15.6%     $  (1,010,000)  $  318,540,000     14.7%  $   62,189,000         20.3%
Income before income taxes       17,515,000       22.8         (7,811,000)      23,361,000      7.3        1,964,000         35.1

Total revenues increased 15.6% to $379,718,000 in 2003 from $328,500,000 in
2002.

The Housekeeping segment's 14.7% growth in revenues is primarily a result of a net increase in service agreements entered into with new clients.

The Food segment's 20.3% revenue growth is a result of providing this service to existing Housekeeping segment clients.

We have one client, a nursing home chain, which in 2003 and 2002 accounted for approximately 23% and 17%, respectively, of total revenues. In 2003, we derived from such client approximately 23% and 22%, respectively, of the Housekeeping and Food segments' revenues.

Cost of services provided, on a consolidated basis, as a percentage of total revenues in 2003 remained essentially unchanged at 88.1% as compared to 88.2% in 2002. The following table provides a comparison, as a percentage of total revenues (unless otherwise noted), of the key indicators of our financial performance in respect to our cost of services provided:

Cost of Services Provided Key Indicators          2003 %   2002 %   Inc (Decr) %
----------------------------------------------    ------   ------   ------------
Bad debt provision                                   1.2      1.8       (.6)
Health insurance and employee benefits               2.6      3.0       (.4)
Labor and costs of labor                            67.1     67.4       (.3)
Food segment supplies (as a percentage of Food
 segment revenues)                                  39.3     37.5       1.8
Housekeeping segment supplies (as a percentage
 of Housekeeping segment revenues)                   4.7      4.0        .7
Workers' compensation and general liability
 insurance                                           4.6      4.3        .3

The following is an explanation of significant increases and decreases of key indicators of cost of services provided in comparing 2003 to 2002.

The decrease in bad debt provision resulted primarily from improved collection experience. The decrease in health insurance and employee benefits is a result of a reduction in the number of employees participating in such benefit programs. The decrease in labor and costs of labor is primarily attributable to efficiencies achieved in managing the Housekeeping segment's labor. The increases in both the Housekeeping segment and Food segment supplies' costs resulted primarily from price increases from vendors for items used in providing the respective services. The increase in workers' compensation and liability insurance is a result of the current year's increase in the average claim cost.

Selling, general and administrative expenses, as a percentage of revenue, remained essentially unchanged at 7.6% in 2003 as compared to 7.7% in 2002. This is primarily attributable to our ability to control these expenses and comparing them to a greater revenue base in the current year.

Investment and interest income increased 88% to $1,451,000 in 2003 compared to approximately $771,000 in 2002. The increase is attributable to higher cash balances throughout 2003, as well as increased rates of return on investments in the company's deferred compensation trust account.

Our 2003 effective tax rate decreased to 38% from 39.5% in 2002. The decrease is primarily a result of an increase in tax credits available to us. Our 38% effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes.

As a result of the matters discussed above, 2003 net income increased to 2.9%, as a percentage of revenue, compared to 2.6% in 2002.

CRITICAL ACCOUNTING POLICIES

We consider the two policies discussed below to be critical to an understanding of our financial statements because their application places the most significant demands on our judgment. Therefore, it should be noted that financial reporting results rely on estimating the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For these policies, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. Any such adjustments or revisions to estimates could result in material differences to previously reported amounts.

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

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In making credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risks associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation, and monitor accounts to minimize the risk of loss.

In accordance with the risk of extending credit, we regularly evaluate our accounts and notes receivable for impairment or loss of value and when appropriate will provide in our Allowance for Doubtful Accounts for such receivables. We generally follow a policy of reserving for receivables from clients in bankruptcy, clients with which we are in litigation for collection and other slow paying clients. The reserve is based upon our estimates of ultimate collectibility. Correspondingly, once our recovery of a receivable is determined through either litigation, bankruptcy proceedings or negotiation to be less than the recorded amount on our balance sheet, we will charge-off the applicable amount to the Allowance for Doubtful Accounts.

At December 31, 2004, we have identified accounts totaling $4,255,000 that require an Allowance for Doubtful Accounts based on potential impairment or loss of value. An Allowance for Doubtful Accounts totaling $1,869,000 was established for these accounts at December 31, 2004. Actual collections of these accounts could differ from that which we currently estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance for Doubtful Accounts would decrease net income by $130,000.

Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends, as more fully discussed under Liquidity and Capital Resources below, and as further described in our Form 10-K filed with Securities and Exchange Commission for the year ended December 31, 2004 in Part I thereof under "Government Regulation of Clients" and "Service Agreements/Collections", change in such a manner as to negatively impact the cash flows of our clients. If our clients experience a negative impact in their cash flows, it would have a material adverse affect on our results of operations and financial condition.

Accrued Insurance Claims

We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers' compensation insurance, which comprise approximately 40% of our liabilities as of December 31, 2004. Our accounting for this plan is affected by various uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We address these uncertainties by regularly evaluating our claims pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluations are based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/or industry trends result in an unfavorable change, it would have a material adverse effect on our results of operations and financial condition. Under these plans, pre-determined loss limits are arranged with an insurance company to limit both our per occurrence cash outlay and annual insurance plan cost.

For workers' compensation, we record a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of our historical data and open claims. The present value of the payout is determined by applying an 8% discount factor against the estimated value of the claims over the estimated remaining pay-out period. Reducing the discount factor by 1% would reduce net income by approximately $78,000. Additionally, reducing the estimated payout period by six months would result in an approximate $128,000 reduction in net income.

For general liability, we record a reserve for the estimated ultimate amounts to be paid for known claims.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004 we had cash and cash equivalents of $74,847,000 and working capital of $125,012,000 as compared to December 31, 2003 cash and cash equivalents, and working capital of $64,181,000 and $112,073,000, respectively. We view our cash and cash equivalents of $74,847,000 at December 31, 2004 as our principal measure of liquidity. Our current ratio at December 31, 2004 increased to 7.2 to 1 compared to 5.5 to 1 at December 31, 2003. This is a result primarily of improved accounts receivable collection experience and related higher cash and cash equivalents balances. On an historical basis, our operations have generally produced consistent cash flow and have required limited capital resources. We believe our current and near term cash flow positions will enable us to fund our continued growth.

Operating Activities

The net cash provided by our operating activities was approximately $19,435,000 for the year ended December 31, 2004. The principal sources of net cash flows from operating activities for 2004 was net income, including non-cash charges to operations for bad debt provisions and depreciation. Additionally, operating activities' cash flows were increased by the timing of payments under our various insurance plans of approximately $2,481,000, as well as the timing of payments for accounts payable and other accrued expenses of $1,553,000. The operating activity that used the largest amount of cash was a decrease of approximately $7,651,000 in accrued payroll, accrued and withheld payroll taxes. The decrease resulted from the timing of payments for such payroll and payroll related taxes.

Investing Activities

Our principal use of cash in investing activities for the year ended December 31, 2004 was $2,387,000 for the purchase of housekeeping equipment, computer software and equipment, and laundry equipment installations. Under our current plans, which are subject to revision upon further review, it is our intention to spend an aggregate of $2,000,000 to $3,000,000 during 2005 for such capital expenditures.

Financing Activities

During 2004, we expended $6,026,000 for the repurchase of 386,000 shares of our common stock. We remain authorized to purchase 499,000 shares pursuant to previous Board of Directors' actions. In addition, we received proceeds of $3,910,000 from the exercise of stock options by employees and directors.

We paid regular quarterly cash dividends since the second quarter of 2003. During 2004, we paid regular quarterly cash dividends totaling $4,598,000. Such regular quarterly cash dividend payments of $.05, $.06, $.07 and $.08, per common share were paid on February 14, 2004, May 14, 2004, August 13, 2004 and November 12, 2004, respectively. Such payments were made to shareholders of record as of January 31, 2004, April 30, 2004, July 30, 2004 and October 29, 2004, respectively. Additionally, on January 18, 2005, our Board of Directors declared a regular quarterly cash dividend of $.09 per common share, to be paid on February 11, 2005 to shareholders of record as of January 28, 2005. Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay regular quarterly cash dividends. In connection with the declaration of dividends, we adopted a Dividend Reinvestment Plan in 2003 for such payments.

Line of Credit

We have an $18,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At December 31, 2004, there were no borrowings under the line of credit. However, at such date, we had outstanding a $15,925,000 (increased to $17,925,000 on February 1, 2005) irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $15,925,000 at December 31, 2004.

The line of credit requires us to satisfy several financial covenants. Such covenants, and their respective status at December 31, 2004, are as follows:

   Covenant Description and Requirement              Status at December 31, 2004
------------------------------------------       -----------------------------------
Commitment coverage ratio in cash and cash        Commitment coverage ratio is 7.6.
 equivalents, and eligible receivables
 must equal or exceed outstanding
 obligations under the line of credit by
 2 times.

Tangible net worth must exceed $102,000,000.      Tangible net worth is $129,800,000.

Fixed charge coverage ratio EBITDA must           Fixed charge coverage ratio is 1.63.
 exceed fixed charges by 1.5 times.

As noted above, we are in compliance with all financial covenants at December 31, 2004 and expect to continue to remain in compliance with all such financial covenants. This line of credit expires on June 30, 2005. We believe the line of credit will be renewed at that time.

Accounts and Notes Receivable

We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. The Balance Budget Act of 1997 changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998, of a Medicare Prospective Payment System for skilled nursing facilities which significantly changed the reimbursement procedures and the amounts of reimbursement our clients receive. Many of our clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates. Therefore, they have been and continue to be adversely affected by changes in applicable laws and regulations, as well as other trends in the long-term care industry. This has resulted in certain of our clients filing for bankruptcy protection. Others may follow. These factors, in addition to delays in payments from clients have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At December 31, 2004 and 2003, we had $8,942,000 and $12,638,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management service in the case of certain clients experiencing financial difficulties. We believe that the restructuring provides us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $3,700,000, $4,550,000 and $6,050,000 in the years ended December 31, 2004, 2003 and 2002, respectively. These provisions represent approximately .8%, 1.2% and 1.8%, as a percentage of revenue, for the years ended December 31, 2004, 2003 and 2002, respectively. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risks associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience such significant impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

Insurance Programs

We have a Paid Loss Retrospective Insurance Plan for general liability and workers' compensation insurance. Under these plans, pre-determined loss limits are arranged with an insurance company to limit both our per occurrence cash outlay and annual insurance plan cost.

For workers' compensation, we record a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of our historical data and open claims. The present value of the payout is determined by applying an 8% discount factor against the estimated value of the claims over the estimated remaining pay-out period.

For general liability, we record a reserve for the estimated ultimate amounts to be paid for known claims.

We regularly evaluate our claims pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluation is based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/or industry trends result in an unfavorable change, it would have an adverse effect on our results of operations and financial condition.

Lease Commitments

We have operating lease commitments totaling approximately $1,772,000 through 2009.

Below is a table which presents our contractual obligations and commitments at December 31, 2004.

                                                                         Payments Due by Period
                                                  -----------------------------------------------------------------
                                                                  Less Than       1-3          4-5         After
Contractual Obligations                               Total       One Year       Years        Years       5 Years
-----------------------------------------------   ------------  ------------  -----------  -----------  -----------
Operating Leases                                  $  1,772,000  $    811,000  $   945,000  $    16,000  $         -
Irrevocable Standby Letters of Credit
 (increased to $17,925,000 on February 1, 2005)     15,925,000    15,925,000            -            -            -
                                                  ------------  ------------  -----------  -----------  -----------
Total Contractual Cash Obligations                $ 17,697,000  $ 16,736,000  $   945,000  $    16,000  $         -
                                                  ============  ============  ===========  ===========  ===========

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2005, we estimate we will have capital expenditures of approximately $2,000,000 to $3,000,000 during this period in connection with housekeeping equipment purchases and laundry and linen equipment installations in our clients' facilities, as well as expenditures relating to internal data processing hardware and software requirements. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our continued growth. However, should these sources not be sufficient, we would, if necessary, seek to obtain necessary working capital from such sources as long-term debt or equity financing.

Material Off-balance Sheet Arrangements

We have no material off-balance sheet arrangements, other than our irrevocable standby letter of credit previously discussed.

Effects of Inflation

Although there can be no assurance thereof, we believe that in most instances we will be able to recover increases in costs attributable to inflation by passing through such cost increases to our clients.

CONSOLIDATED BALANCE SHEETS

                                                                   December 31,
                                                        ---------------------------------
                                                              2004              2003
                                                        ---------------   ---------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                             $    74,847,000   $    64,181,000
  Accounts and notes receivable, less allowance for
   doubtful accounts of $1,869,000 in 2004
   and $3,414,000 in 2003                                    55,725,000        58,145,000
  Inventories and supplies                                   11,015,000        10,455,000
  Deferred income taxes                                         574,000           675,000
  Prepaid expenses and other                                  3,110,000         3,313,000
                                                        ---------------   ---------------
  Total current assets                                      145,271,000       136,769,000
PROPERTY AND EQUIPMENT:
  Laundry and linen equipment installations                   2,329,000         2,190,000
  Housekeeping and office equipment                          13,987,000        12,831,000
  Autos and trucks                                               80,000            80,000
                                                        ---------------   ---------------
                                                             16,396,000        15,101,000
  Less accumulated depreciation                              11,592,000        10,489,000
                                                        ---------------   ---------------
                                                              4,804,000         4,612,000
NOTES RECEIVABLE- long term portion, net of discount          5,557,000         7,904,000
DEFERRED COMPENSATION FUNDING                                 4,062,000         2,848,000
DEFERRED INCOME TAXES- long term portion                      5,563,000         4,476,000
OTHER NONCURRENT ASSETS                                       1,707,000         1,719,000
                                                        ---------------   ---------------
                                                        $   166,964,000   $   158,328,000
                                                        ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                      $     7,272,000   $     6,536,000
  Accrued payroll, accrued and withheld payroll taxes         6,110,000        14,127,000
  Other accrued expenses                                      1,692,000           875,000
  Income taxes payable                                        1,016,000           179,000
  Accrued insurance claims                                    4,169,000         2,979,000
                                                        ---------------   ---------------
  Total current liabilities                                  20,259,000        24,696,000

ACCRUED INSURANCE CLAIMS - long term portion                 10,227,000         8,937,000
DEFERRED COMPENSATION LIABILITY                               5,018,000         3,497,000
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value: 45,000,000 shares
   authorized, 18,507,191 shares issued in
   2004 and 17,938,613 in 2003                                  185,000           180,000
  Additional paid in capital                                 39,466,000        33,515,000
  Retained earnings                                         101,279,000        91,178,000
  Common stock in treasury, at cost, 992,276 shares
   in 2004 and 652,238 in 2003                               (9,470,000)       (3,675,000)
                                                        ---------------   ---------------
  Total stockholders' equity                                131,460,000       121,198,000
                                                        ---------------   ---------------
                                                        $   166,964,000   $   158,328,000
                                                        ===============   ===============

                             See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME

                                                       Years Ended December 31,
                                        ---------------------------------------------------
                                             2004              2003              2002
                                        ---------------   ---------------   ---------------
Revenues                                $   442,568,000   $   379,718,000   $   328,500,000
Operating costs and expenses:
  Cost of services provided                 388,719,000       334,609,000       289,858,000
  Selling, general and administrative        31,523,000        29,045,000        25,148,000
Other income:
  Investment and interest                     1,380,000         1,451,000           771,000
                                        ---------------   ---------------   ---------------
Income before income taxes                   23,706,000        17,515,000        14,265,000
                                        ---------------   ---------------   ---------------
Income taxes                                  9,007,000         6,655,000         5,634,000
                                        ---------------   ---------------   ---------------
Net income                              $    14,699,000   $    10,860,000   $     8,631,000
                                        ===============   ===============   ===============

Basic earnings per common share         $           .84   $           .64   $           .51
                                        ===============   ===============   ===============

Diluted earnings per common share       $           .80   $           .61   $           .49
                                        ===============   ===============   ===============

Cash dividends per common share         $           .26   $           .09   $             -
                                        ===============   ===============   ===============

Basic weighted average number of
 common shares outstanding                   17,481,000        17,049,000        16,895,000
                                        ===============   ===============   ===============

Diluted weighted average number of
 common shares outstanding                   18,440,000        17,788,000        17,534,000
                                        ===============   ===============   ===============

                             See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Years Ended December 31,
                                                 -----------------------------------------------------
                                                       2004              2003               2002
                                                 ---------------    ---------------    ---------------
Cash flows from operating activities:
  Net Income                                     $    14,699,000    $    10,860,000    $     8,631,000
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
    Depreciation                                       1,873,000          1,914,000          2,034,000
    Bad debt provision                                 3,700,000          4,550,000          6,050,000
    Deferred income tax benefits                        (986,000)          (174,000)        (1,291,000)
    Tax benefit of stock option transactions           1,900,000          1,039,000            521,000
    Unrealized (gain) loss on deferred
     compensation fund investments                      (336,000)          (418,000)           162,000
  Changes in operating assets and liabilities:
    Accounts and notes receivable                     (1,279,000)       (11,141,000)        (3,540,000)
    Prepaid income taxes                                       -            883,000           (875,000)
    Inventories and supplies                            (560,000)        (1,792,000)          (692,000)
    Notes receivable - long term portion               2,347,000          2,034,000          1,384,000
    Deferred compensation funding                       (879,000)          (954,000)          (805,000)
    Accounts payable and other
     accrued expenses                                  1,553,000          1,865,000           (113,000)
    Accrued payroll, accrued and
     withheld payroll taxes                           (7,651,000)         3,177,000          1,587,000
    Accrued insurance claims                           2,481,000          4,103,000          2,310,000
    Deferred compensation liability                    1,521,000          1,602,000            913,000
    Income taxes payable                                 837,000            179,000                  -
    Prepaid expenses and other assets                    215,000           (985,000)          (162,000)
                                                 ---------------    ---------------    ---------------
    Net cash provided by operating
     activities                                       19,435,000         16,742,000         16,114,000
                                                 ---------------    ---------------    ---------------
Cash flows from investing activities:
  Disposals of fixed assets                              321,000            221,000            152,000
  Additions to property and equipment                 (2,387,000)        (2,309,000)        (1,862,000)
                                                 ---------------    ---------------    ---------------
    Net cash used in investing activities             (2,066,000)        (2,088,000)        (1,710,000)
                                                 ---------------    ---------------    ---------------
Cash flows from financing activities:
  Acquisition of treasury stock                       (6,026,000)          (163,000)        (2,130,000)
  Dividends paid                                      (4,598,000)        (1,488,000)                 -
  Reissuance of treasury stock pursuant
   to Dividend Reinvestment Plan                          11,000              2,000                  -
  Proceeds from the exercise of
   stock options                                       3,910,000          2,856,000          1,787,000
                                                 ---------------    ---------------    ---------------
  Net cash provided by (used in)
   financing activities                               (6,703,000)         1,207,000           (343,000)
                                                 ---------------    ---------------    ---------------
  Net increase in cash and
   cash equivalents                                   10,666,000         15,861,000         14,061,000
  Cash and cash equivalents at
   beginning of the year                              64,181,000         48,320,000         34,259,000
                                                 ---------------    ---------------    ---------------
  Cash and cash equivalents at end of
   the year                                      $    74,847,000    $    64,181,000    $    48,320,000
                                                 ===============    ===============    ===============

Supplementary Cash Flow Information:
Issuance of 48,000, 37,000 and 36,000
 shares of common stock in 2004,
 2003 and 2002, respectively pursuant
 to Employee Stock Plans                         $       366,000    $       212,000    $       130,000
                                                 ===============    ===============    ===============

                             See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                           Years Ended December 31, 2004, 2003 and 2002
                              ----------------------------------------------------------------------------------------------------
                                        Common Stock               Additional                                          Total
                              --------------------------------      Paid-in          Retained         Treasury      Stockholders'
                                   Shares           Amount          Capital          Earnings          Stock           Equity
                              ---------------  ---------------  ---------------  ---------------  ---------------  ---------------
Balance, December 31, 2001         17,007,000  $       170,000  $    27,184,000  $    73,176,000  $    (1,587,000) $    98,943,000
  Net income for year                                                                  8,631,000                         8,631,000
  Exercise of stock options           376,000            4,000        1,783,000                                          1,787,000
  Tax benefit arising from
   stock option transactions                                            521,000                                            521,000
  Purchase of common stock
   for treasury (274,000
   shares)                                                                                             (2,130,000)      (2,130,000)
  Shares issued pursuant to
   Employee Stock Purchase
   Plan                                36,000            1,000          129,000                                            130,000
                              ---------------  ---------------  ---------------  ---------------  ---------------  ---------------
Balance, December 31, 2002         17,419,000          175,000       29,617,000       81,807,000       (3,717,000)     107,882,000
  Net income for year                                                                 10,860,000                        10,860,000
  Exercise of stock options           520,000            5,000        2,851,000                                          2,856,000
  Tax benefit arising from
   stock option transactions                                          1,039,000                                          1,039,000
  Purchase of common stock
   for treasury (22,000
   shares)                                                                                               (164,000)        (164,000)
  Cash dividends - $.09 per
   common share                                                                       (1,489,000)                       (1,489,000)
  Shares issued pursuant to
   dividend reinvestment
   plan (89 shares)                                                       1,000                             1,000            2,000
  Shares issued pursuant to
   Employee Stock Plans
   (37,000 shares)                                                        7,000                           205,000          212,000
                              ---------------  ---------------  ---------------  ---------------  ---------------  ---------------
Balance, December 31, 2003         17,939,000          180,000       33,515,000       91,178,000       (3,675,000)     121,198,000
  Net income for year                                                                 14,699,000                        14,699,000
  Exercise of stock options           568,000            5,000        3,951,000                           (46,000)       3,910,000
  Tax benefit arising from
   stock option transactions                                          1,900,000                                          1,900,000
  Purchase of common stock
   for treasury (386,000
   shares)                                                                                             (6,026,000)      (6,026,000)
  Cash dividends - $.26 per
   common share                                                                       (4,598,000)                       (4,598,000)
  Shares issued pursuant to
   dividend reinvestment
   plan (528 shares)                                                      6,000                             5,000           11,000
  Shares issued pursuant to
   Employee Stock Plans
   (48,000 shares)                                                       94,000                           272,000          366,000
                              ---------------  ---------------  ---------------  ---------------  ---------------  ---------------
Balance, December 31, 2004         18,507,000  $       185,000  $    39,466,000  $   101,279,000  $    (9,470,000) $   131,460,000
                              ===============  ===============  ===============  ===============  ===============  ===============

                             See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

We provide housekeeping, laundry, linen, facility maintenance and food services to the healthcare industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. Such services are primarily provided pursuant to full service agreements with our clients. In such agreements, we are responsible for the management and hourly employees located at our clients' facilities. Our agreements with clients typically provide for a one year service term, cancelable by either party upon 30 to 90 days notice after the initial 90-day period.

Additionally, we operate two wholly-owned subsidiaries. HCSG Supply, Inc. purchases, warehouses and distributes the supplies and equipment used in providing our Housekeeping segment services. Huntingdon Holdings, Inc. invests our cash and cash equivalents.

Principles of Consolidation

The consolidated financial statements include the accounts of Healthcare Services Group, Inc. and its wholly-owned subsidiaries, HCSG Supply, Inc. and Huntingdon Holdings, Inc. after elimination of intercompany transactions and balances.

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term, highly liquid investments with a maturity of three months or less at time of purchase.

Impaired Notes Receivable

We evaluate our notes receivable for impairment quarterly and on an individual client basis. Notes receivable considered impaired are generally attributable to clients that are either in bankruptcy, are subject to collection activity or those slow payers that are experiencing financial difficulties. In the event that a note receivable is impaired, it is accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114 and SFAS No. 118; that is, it is valued at the present value of expected cash flows or market value of related collateral.

At December 31, 2004, 2003 and 2002, we had notes receivable aggregating $2,500,000, $3,900,000 and $5,800,000, respectively, that are impaired. During 2004, 2003 and 2002, the average outstanding balance of impaired notes receivable was $3,200,000, $4,800,000 and $6,700,000, respectively. No interest income was recognized in any of these years.

Summary schedules of impaired notes receivable, and the related reserve, for the years ended December 31, 2004, 2003 and 2002 are as follows.

                                      Impaired Notes Receivable
                      ---------------------------------------------------------
                         Balance                                      Balance
                        Beginning                                     End of
                         of Year      Additions      Deductions        Year
                      ------------   ------------   ------------   ------------
2004                  $  3,900,000   $  1,600,000   $  3,000,000   $  2,500,000
                      ============   ============   ============   ============
2003                  $  5,800,000   $    100,000   $  2,000,000   $  3,900,000
                      ============   ============   ============   ============
2002                  $  7,700,000   $          -   $  1,900,000   $  5,800,000
                      ============   ============   ============   ============

                               Reserve for Impaired Notes Receivable
                      ---------------------------------------------------------
                         Balance                                      Balance
                        Beginning                                     End of
                         of Year      Additions      Deductions        Year
                      ------------   ------------   ------------   ------------
2004                  $  1,900,000   $  1,300,000   $  2,700,000   $    500,000
                      ============   ============   ============   ============
2003                  $  2,500,000   $  1,250,000   $  1,850,000   $  1,900,000
                      ============   ============   ============   ============
2002                  $  3,200,000   $  1,000,000   $  1,700,000   $  2,500,000
                      ============   ============   ============   ============

We follow an income recognition policy on notes receivable that does not recognize interest income until cash payments are received. This policy was established for conservative reasons, recognizing the environment of the long-term care industry, and not because such notes receivable are impaired. The difference between income recognition on a full accrual basis and cash basis, for notes receivable that are not considered impaired, is not material. For impaired notes receivable, interest income is recognized on a cost recovery basis only.

Inventories and Supplies

Inventories and supplies include housekeeping and laundry supplies, as well as food provisions. Inventories and supplies are stated to approximate a first-in, first-out (FIFO) basis. Linen supplies are included in inventory and are amortized over a 24 month period.

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

Revenue Recognition

Revenues from our annual service agreements with clients are recognized as services are performed.

As a distributor of laundry equipment, we occasionally sell of laundry installations to certain clients. The sales in most cases represent the construction and installation of a turn-key operation and are for payment terms ranging from 36 to 60 months. Our accounting policy for these sales is to recognize the gross profit over the life of the payments associated with our financing of the transactions. During 2004, 2003 and 2002 laundry installation sales were not material.

Income Taxes

Deferred income taxes result from temporary differences between tax and financial statement recognition of revenue and expenses. These temporary differences arise from differing methods used for financial and tax purposes to calculate insurance expense, certain receivable reserves, supplies expense and other provisions which are not currently deductible for tax purposes.

Earnings per Common Share

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive common shares, such as stock options.

Stock-Based Compensation

At December 31, 2004, we had stock based compensation plans, which are described more fully in Note 4. As permitted by SFAS No. 123, "Accounting for Stock Based Compensation", we account for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB")
Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair market value of our stock and the exercise price of the option. No stock based employee compensation cost is reflected in net income, as all options granted under our plans had an exercise price equal to the market value of the underlying common stock at the date of grant. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, or in Conjunction With Selling Goods or Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation.

                                                             Year Ended December 31,
                                               ---------------------------------------------------
                                                    2004              2003              2002
                                               ---------------   ---------------   ---------------
Net Income
  As reported                                  $    14,699,000   $    10,860,000   $     8,631,000
Deduct:
  Total stock based employee compensation
   expense determined under fair value based
   method for all awards, net of related
   tax effects                                      (1,619,000)       (1,639,000)       (1,790,000)
                                               ---------------   ---------------   ---------------
  Pro forma                                    $    13,080,000   $     9,221,000   $     6,841,000
                                               ===============   ===============   ===============
Basic Earnings Per Common Share
  As reported                                  $           .84   $           .64   $           .51
  Pro forma                                    $           .75   $           .54   $           .40
Diluted Earnings Per Common Share
  As reported                                  $           .80   $           .61   $           .49
  Pro forma                                    $           .71   $           .52   $           .39

Advertising Costs

Advertising costs are expensed when incurred. For the years ended December 31, 2004, 2003 and 2002, advertising costs were not material.

Long-Lived Assets and Impairment of Long-Lived Assets

Our long-lived assets include property and equipment and costs in excess of fair value of net assets acquired (i.e. goodwill). Costs in excess of fair value of net assets acquired arose from the purchase of another company in 1985 which were being amortized over a 31 year period and is included in other noncurrent assets.

As of January 1, 2002 we adopted SFAS No. 142 "Goodwill and Other Intangible Assets", which eliminated the amortization of purchased goodwill. Upon adoption of SFAS No. 142, as well as at December 31, 2004 and 2003, we performed an impairment test of our goodwill (amounting to $1,612,322 at these dates) and determined that no impairment of the recorded goodwill existed. Under
SFAS No. 142, goodwill is tested annually and more frequently if an event occurs which indicates the goodwill may be impaired.

As of January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed Of". The adoption of SFAS No. 144 had no effect on the Company.

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains or losses on the subsequent reissuance of shares are credited or charged to additional paid in capital.

Three-for-Two Stock Split

On February 12, 2004, our Board of Directors approved a three-for-two stock split in the form of a 50% common stock dividend which was paid on March 1, 2004 to shareholders of record on February 23, 2004. All share and per common share information for all periods presented have been adjusted to reflect the three-for-two stock split.

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentation.

Use of Estimates in Financial Statements

In preparing financial statements in conformity with generally accepted accounting principles, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used for, but not limited to, our allowance for doubtful accounts, accrued insurance claims and deferred tax benefits. The estimates are based upon various factors including current and historical trends, as well as other pertinent industry and regulatory authority information. We regularly evaluate this information to determine if it is necessary to update the basis for our estimates and to compensate for known changes.

Concentrations of Credit Risk

SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires the disclosure of significant concentrations of credit risk, regardless of the degree of such risk. Financial instruments, as defined by SFAS No. 105, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents and accounts and notes receivable. At December 31, 2004 and 2003, substantially all of our cash and cash equivalents were invested with one financial institution.

Our clients are concentrated in the health care industry, primarily providers of long-term care. Many of our clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which have been and continue to be adversely affected by the change in Medicare payments under the 1997 enactment of the Prospective Payment System. That change, and lack of substantive reimbursement funding rate reform legislation, as well as other trends in the long-term care industry have resulted in certain of our clients filing for bankruptcy protection. Others may follow. Any decisions by the government to discontinue or adversely modify legislation related to reimbursement funding rates will have a material adverse affect on our clients. These factors, in addition to delays in payments from clients, have resulted in, and could continue to result in, significant additional bad debts in the near future.

Major Client

We have one client, a nursing home chain, which due to its significant contribution to our total revenues, we consider a major client. Such client's percentage contribution to revenues and accounts receivable balances is summarized below:

                           Reportable Segments Revenues
                          ------------------------------    Amounts due at December 31,
Year     Total Revenues    Housekeeping        Food        of accounts receivable balance
----     --------------   --------------   -------------   ------------------------------
2004           20%              19%             27%              less than 1%
2003           23%              23%             22%              less than 1%
2002           17%              17%             15%              approximately 2%

Although we expect to continue the relationship with this client, the loss of such client would materially adversely affect our results of operations.

Fair Value of Financial Instruments

The carrying value of financial instruments (principally consisting of cash and cash equivalents, accounts and notes receivable and accounts payable) approximate fair value based on their short-term nature. We estimate the fair value of our other financial instruments through the use of public market prices, quotes from financial institutions and other available information.

We have certain notes receivable that do not bear interest. Therefore, such notes receivable of $3,984,000 and $3,502,000 at December 31, 2004 and 2003, respectively, have been discounted to their present value and are reported at such values of $2,855,000 and $3,139,000 at December 31, 2004 and 2003,
respectively.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued a revision of Financial Accounting Standards No. 123 ("SFAS 123R") which requires all share-based payments to employees to be recognized in the income statement based on their fair values. Our option grants to employees, non-employees and directors, as well as common stock shares issued pursuant to our Employee Stock Purchase Plan will represent share-based payments. We expect to calculate the fair value of share-based payments under SFAS 123R on a basis substantially consistent with the fair value approach of SFAS 123. We plan to adopt SFAS 123R in our fiscal quarter ending September 30, 2005. We expect the adoption of SFAS 123R will have a material impact on our financial statements in that fiscal quarter, but we cannot reasonable estimate the impact of adoption because we expect certain assumptions that can materially affect the calculation of the value of share-based payments to employees to change in 2005.

NOTE 2--ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Balance Budget Act of 1997 changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998 of a Medicare Prospective Payment System for skilled nursing facilities which significantly changed the manner and the amounts of reimbursement such facilities receive. Many of our clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates. Therefore, they have been and continue to be adversely affected by changes in applicable laws and regulations, as well as other trends in the long-term care industry. This has resulted in certain of our clients filing for bankruptcy protection. Others may follow. These factors, in addition to delays in payments from clients have resulted in, and could continue to result in, significant additional bad debts in the near future.

The allowance for doubtful accounts is established as losses are estimated to have occurred through a provision for bad debts charged to earnings. The allowance for doubtful accounts is evaluated based on our periodic review of accounts and notes receivable and is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due by certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients have included those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $3,700,000, $4,550,000 and $6,050,000 in the years ended December 31, 2004, 2003 and 2002, respectively. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risks associated with trends in the long-term care industry. Notwithstanding our efforts to minimize our credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. In the event that our clients experience such significant impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

NOTE 3--LEASE COMMITMENTS

We lease office facilities, equipment and autos under operating leases expiring on various dates through 2009 and certain office leases contain renewal options. The following is a schedule, by calendar year, of future minimum lease payments under operating leases that have remaining terms in excess of one year as of December 31, 2004.

                                           Operating
Year                                         Leases
----                                      -----------
2005                                      $   811,000
2006                                          426,000
2007                                          387,000
2008                                          132,000
2009                                           16,000
Thereafter                                          -
                                          -----------
Total minimum lease payments              $ 1,772,000
                                          ===========

Total expense for all operating leases was approximately $973,000, $961,000 and $914,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 4--STOCKHOLDERS' EQUITY

The Nominating, Compensation and Stock Option Committee of the Board of Directors is responsible for determining the individuals who will be granted options, the number of options each individual will receive, the option price per share, and the exercise period of each option.

We have granted incentive and non-qualified stock options primarily to employees and directors under either our 2002 Stock Option Plan, 1995 Incentive and Non-Qualified Stock Option Plan for key employees or 1996 Non-Employee Director's Stock Option Plan. On April 22, 2003, our Board of Directors adopted an Amendment to the 2002 Stock Option Plan. Such Amendment was approved by shareholders on May 27, 2003. The Amendment increased the total number of shares of our Common Stock available for issuance under such Plan from 750,000 shares to 1,575,000. On March 28, 2002, our Board of Directors adopted the 2002 Stock Option Plan. It was approved by shareholders on May 21, 2002. Amendments to the 1995 Plan, as well as the 1996 Plan were adopted on March 6, 1996 and approved by shareholders on June 4, 1996.

Incentive Stock Options

As of December 31, 2004, 1,504,000 shares of common stock were reserved under our incentive stock option plans, including 191,000 shares which are available for future grant. The incentive stock option price will not be less than the fair market value of the common stock on the date the option is granted. No option grant will have a term in excess of ten years. Additionally, all options granted vest and become exercisable commencing six months from the option grant date.

A summary of incentive stock option activity is as follows.

                                2004                      2003                      2002
                      -----------------------   -----------------------   -----------------------
                       Weighted                  Weighted                  Weighted
                        Average      Number       Average     Number        Average      Number
                         Price     of Shares       Price     of Shares       Price      of Shares
                      ----------   ----------   ----------   ----------   ----------   ----------
Beginning of period   $     7.89    1,471,000   $     5.85    1,502,000   $     4.95    1,318,000
Granted                    20.48      312,000        12.43      432,000         8.20      399,000
Cancelled                  11.29      (20,000)        6.60       (3,000)        4.51       (2,000)
Exercised                   7.30     (450,000)        5.50     (460,000)        4.73     (213,000)
                      ----------   ----------   ----------   ----------   ----------   ----------
End of period         $    11.03    1,313,000   $     7.89    1,471,000   $     5.85    1,502,000
                      ==========   ==========   ==========   ==========   ==========   ==========

The weighted average fair value of incentive stock options granted during 2004, 2003 and 2002 was $5.20, $2.77 and $3.54, respectively.

The following table summarizes information about incentive stock options outstanding at December 31, 2004.

                                          Options Outstanding                          Options Exercisable
                          ---------------------------------------------------   ---------------------------------
                                                Average           Weighted                           Weighted
                                               Remaining          Average                            Average
                               Number         Contractual         Exercise           Number          Exercise
Exercise Price Range        Outstanding          Life              Price          Exercisable         Price
-----------------------   ---------------   ---------------   ---------------   ---------------   ---------------
$ 3.38 - 6.78                     475,000              5.07   $          5.08           475,000   $          5.08
$ 8.15 - 8.43                     204,000              7.94              8.23           204,000              8.23
$12.43 - 12.43                    322,000              8.99             12.43           322,000             12.43
$20.48 - 20.48                    312,000              9.99             20.48                 -                 -
                          ---------------   ---------------   ---------------   ---------------   ---------------
                                1,313,000              7.64   $         11.03         1,001,000   $          8.09
                          ===============   ===============   ===============   ===============   ===============

Non-Qualified Options

As of December 31, 2004, 1,128,000 shares of common stock were reserved under our non-qualified stock option plans, including 183,000 shares which are available for future grant. Pursuant to the terms of the 1996 Non-Employee Director's Stock Option Plan, each eligible non-employee director receives an automatic grant based on a prescribed formula on the fixed annual grant date. The non-qualified options were granted at option prices which were not less than the fair market value of the common stock on the date the options were granted. The options are exercisable over a ten year period, commencing six months from the option date.

A summary of non-qualified stock option activity is as follows.

                                2004                       2003                       2002
                       -----------------------    -----------------------    -----------------------
                        Weighted                   Weighted                   Weighted
                        Average       Number       Average       Number       Average        Number
                         Price       of Shares      Price       of Shares      Price       of Shares
                       ----------   ----------    ----------   ----------    ----------   ----------
Beginning of period    $     6.78      959,000    $     5.77      876,000    $     5.25      919,000
Granted                     20.48      105,000         12.43      143,000          8.41      120,000
Cancelled                       -            -             -            -             -            -
Exercised                    5.67     (119,000)         5.44      (60,000)         4.77     (163,000)
                       ----------   ----------    ----------   ----------    ----------   ----------
End of period          $     8.44      945,000    $     6.78      959,000    $     5.77      876,000
                       ==========   ==========    ==========   ==========    ==========   ==========

The weighted average fair value of non-qualified options granted during 2004, 2003 and 2002 were $6.73, $3.80 and $3.63, respectively.

The following table summarizes information about non-qualified stock options outstanding at December 31, 2004:

                                          Options Outstanding                          Options Exercisable
                          ---------------------------------------------------   ---------------------------------
                                                Average          Weighted                            Weighted
                                               Remaining         Average                             Average
                               Number         Contractual        Exercise            Number          Exercise
Exercise Price Range        Outstanding          Life             Price           Exercisable         Price
-----------------------   ---------------   ---------------   ---------------   ---------------   ---------------
$ 3.38 - 6.78                     596,000              5.71   $          5.38           596,000   $          5.38
$ 8.15 - 8.43                     101,000              7.95              8.40           101,000              8.40
$12.43 - 12.43                    143,000              8.99             12.43           143,000             12.43
$20.48 - 20.48                    105,000              9.99             20.48                 -                 -
                          ---------------   ---------------   ---------------   ---------------   ---------------
                                  945,000              6.92   $          8.44           840,000   $          6.94
                          ===============   ===============   ===============   ===============   ===============

Fair Value Valuation Estimates

As discussed in Note 1, we apply APB Opinion 25 in measuring stock-based compensation. Accordingly, no compensation cost has been recorded for options granted to employees or directors in the years ended December 31, 2004, 2003 and 2002. The fair value of each option granted has been estimated on the grant date using the Black-Scholes Option Valuation Model. The following assumptions were made in estimating fair value:

                                          2004          2003          2002
                                       ----------    ----------    ----------
Risk-Free Interest-Rate                   3.00%         2.00%         4.07%
Expected Life -
  Incentive Options                    2.65 years    2.34 years    5.50 years
  Non-Qualified Options                4.46 years    5.00 years    5.50 years
Expected Volatility                       35.0%         37.9%         40.0%
Dividend Yield                            1.25%          1.6%           -

Dividends

We have paid regular quarterly cash dividends since the second quarter of 2003. During 2004, we paid regular quarterly dividends totaling $4,598,000. Such regular quarterly dividend payments of $.05, $.06, $.07 and $.08 per common share were paid on February 14, 2004, May 14, 2004, August 14, 2004 and November 12, 2004, respectively. Such payments were made to shareholders of record as of January 31, 2004, April 30, 2004, July 30, 2004 and October 29, 2004, respectively. Additionally, on January 18, 2005, our Board of Directors declared a regular quarterly cash dividend of $.09 per common share, which was paid on February 11, 2005 to shareholders of record as of January 28, 2005. Our Board of Directors reviews our dividend policy on quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of such dividend payments, we expect to continue to pay regular quarterly cash dividends. In connection with the declaration of cash dividends, we adopted a Dividend Reinvestment Plan in 2003 for such payments.

On February 12, 2004, our Board of Directors approved a 3 for 2 stock split in the form of a 50% Common Stock dividend, which was paid on March 1, 2004 to holders of Common Stock of record as of the close of business on February 23, 2004. All fractional share interests were rounded up to the nearest whole number. The effect of this action was to increase common shares outstanding by 5,980,000 to 17,950,000.

NOTE 5--INCOME TAXES

The following table summarizes the provision for income taxes.

                                        Year Ended December 31,
                          -----------------------------------------------------
                               2004                2003              2002
                          ---------------    ---------------    ---------------
Current:
   Federal                $     7,687,000    $     5,095,000    $     5,106,000
   State                        2,306,000          1,734,000          1,819,000
                          ---------------    ---------------    ---------------
                                9,993,000          6,829,000          6,925,000
Deferred:
   Federal                       (814,000)           (99,000)          (981,000)
   State                         (172,000)           (75,000)          (310,000)
                          ---------------    ---------------    ---------------
                                 (986,000)          (174,000)        (1,291,000)
                          ---------------    ---------------    ---------------
Tax Provision             $     9,007,000    $     6,655,000    $     5,634,000
                          ===============    ===============    ===============

Under FAS No. 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of our federal and state deferred tax assets and liabilities are as follows:

                                                     Year Ended December 31,
                                                   ----------------------------
                                                       2004            2003
                                                   ------------    ------------
Net current deferred assets:
Allowance for doubtful accounts                    $    765,000    $  1,383,000
Accrued insurance claims- current                     1,705,000       1,206,000
Expensing of housekeeping supplies                   (2,013,000)     (1,922,000)
Other                                                   117,000           8,000
                                                   ------------    ------------
                                                   $    574,000    $    675,000
                                                   ============    ============
Net noncurrent deferred tax assets:
Deferred compensation                              $  1,883,000    $  1,341,000
Non-deductible reserves                                 462,000         296,000
Depreciation of property and equipment               (1,077,000)       (869,000)
Accrued insurance claims- noncurrent                  4,183,000       3,620,000
Other                                                   112,000          88,000
                                                   ------------    ------------
                                                   $  5,563,000    $  4,476,000
                                                   ============    ============

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

                                             Year Ended December 31,
                                 ----------------------------------------------
                                     2004             2003            2002
                                 -------------    -------------   -------------
Tax expense computed at
 statutory rate                  $   8,297,000    $   5,955,000   $   4,850,000
Increases (decreases) resulting
 from:
  State income taxes, net of
   federal tax benefit               1,386,000        1,128,000         996,000
  Federal jobs credits                (641,000)        (578,000)       (433,000)
  Tax exempt interest                 (102,000)         (73,000)        (98,000)
  Other, net                            67,000          223,000         319,000
                                 -------------    -------------   -------------
                                 $   9,007,000    $   6,655,000   $   5,634,000
                                 =============    =============   =============

Income taxes paid were $7,256,000, $4,728,000 and $7,308,000 during 2004, 2003 and 2002, respectively.

The Internal Revenue Service has completed its examination of our federal income tax return for the 2002 year. We have agreed to the assessment and paid the related liability. The liability did not have a material effect on the Company's Financial Statements.

NOTE 6--RELATED PARTY TRANSACTIONS

One of our directors, as well as the brother of an officer and director (collectively "Related Parties"), have separate ownership interests in several different client facilities which have entered into service agreements with us. During the years ended December 31, 2004, 2003 and 2002 the service agreements with the client facilities in which the Related Parties have ownership interests resulted in revenues of $6,608,000, $4,265,000 and $3,540,000, respectively. At December 31,
2004 and 2003, accounts receivable from such facilities of $1,633,000 and $748,000, respectively, are included in the accompanying consolidated balance sheets. The subject accounts receivable balances are within agreed upon payment terms.

Another of our directors is a member of a law firm which was retained by the Company during the years ended December 31, 2004, 2003 and 2002. Fees received from us by such firm did not exceed $75,000 in any of the years ended December 31, 2004, 2003 and 2002. Additionally, such fees did not exceed, in any year, 5% of such firm's revenues.

NOTE 7--SEGMENT INFORMATION

Reportable Operating Segments

We manage and evaluate our operations in two reportable operating segments. The two operating segments are Housekeeping (housekeeping, laundry, linen and other services), and Food. Although both segments serve the same client base and share many operational similarities, they are managed separately due to distinct differences in the type of service provided, as well as the specialized expertise required of the professional management personnel responsible for delivering the respective segments' services. We consider the various services provided within the Housekeeping segment to be one reportable operating segment since such services are rendered pursuant to a single service agreement and the delivery of such services is managed by the same management personnel.

Differences between the reportable segments' operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions, as well as transactions between reportable segments and our warehousing and distribution subsidiary. The subsidiary's transactions with reportable segments are made on a basis intended to reflect the fair market value of the goods transferred. Additionally, included in the differences between the reportable segments' operating results and other disclosed data are amounts from our investment holding company subsidiary. This subsidiary does not transact any business with the reportable segments. Segment amounts disclosed are prior to any elimination entries made in consolidation.

The Housekeeping segment provides services in Canada, although essentially all of its revenues and net income, 99% in both categories, are earned in one geographic area, the United States. Food services are provided solely in the United States.

                                  Housekeeping          Food          Corporate and
                                    services          services         eliminations             Total
                                 ---------------   ---------------   ---------------       ---------------
Year Ended December 31, 2004
Revenues                         $   357,754,000   $    87,309,000   $    (2,495,000)      $   442,568,000
Income before income taxes            29,336,000         1,934,000        (7,564,000)(1)        23,706,000
Depreciation                           1,191,000            97,000           585,000             1,873,000
Total assets                          60,958,000        15,546,000        90,460,000(2)        166,964,000

Year Ended December 31, 2003
Revenues                         $   318,540,000   $    62,189,000   $    (1,010,000)      $   379,718,000
Income before income taxes            23,361,000         1,964,000        (7,811,000)(1)        17,515,000
Depreciation                           1,159,000            69,000           687,000             1,915,000
Total assets                          65,045,000        14,789,000        78,494,000(2)        158,328,000

Year Ended December 31, 2002
Revenues                         $   277,749,000   $    51,689,000   $      (938,000)      $   328,500,000
Income before income taxes            21,773,000         1,454,000        (8,962,000)(1)        14,265,000
Depreciation                           1,219,000            43,000           772,000             2,034,000
Total assets                          62,585,000        13,493,000        58,219,000(2)        134,296,000

(1) represents primarily corporate office cost and related overhead, as well as consolidated subsidiaries' operating expenses that are not allocated to the service segments.
(2) represents primarily cash and cash equivalents, deferred income taxes and other current and noncurrent assets.

Total Revenues from Clients

The following revenues earned from clients differ from segment revenues reported above due to the inclusion of adjustments used for segment reporting purposes by management. We earned revenues from clients in the following service categories:

                                                 Year Ended December 31,
                                   ---------------------------------------------------
                                        2004              2003              2002
                                   ---------------   ---------------   ---------------
Housekeeping services              $   249,314,000   $   223,303,000   $   196,771,000
Laundry and linen services             105,545,000        93,257,000        79,148,000
Food services                           85,593,000        61,677,000        50,959,000
Maintenance services and Other           2,116,000         1,481,000         1,622,000
                                   ---------------   ---------------   ---------------
                                   $   442,568,000   $   379,718,000   $   328,500,000
                                   ===============   ===============   ===============

Major Client

We have one client, a nursing home chain, which in 2004, 2003 and 2002 accounted for 20%, 23% and 17%, respectively, of total revenues. In the year ended December 31, 2004, we derived 19% and 27%, respectively, of the Housekeeping and Food segments' revenues from such client. Although we expect to continue our relationship with this client, the loss of such client would materially adversely affect the operations of our two operating segments.

NOTE 8--EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share is as follows:

                                               Year Ended December 31, 2004
                                      ----------------------------------------------
                                          Income         Shares          Per-share
                                       (Numerator)    (Denominator)       Amount
                                      -------------   -------------    -------------
Net Income                            $  14,699,000
                                      =============
Basic earnings per common share          14,699,000      17,481,000    $         .84
Effect of dilutive securities:
   Options                                                  959,000             (.04)
                                      -------------   -------------    -------------
Diluted earnings per common share     $  14,699,000      18,440,000    $         .80
                                      =============   =============    =============

                                               Year Ended December 31, 2003
                                      ----------------------------------------------
                                          Income         Shares          Per-share
                                       (Numerator)    (Denominator)       Amount
                                      -------------   -------------    -------------
Net Income                            $  10,860,000
                                      =============
Basic earnings per common share          10,860,000      17,049,000    $         .64
Effect of dilutive securities:
   Options                                                  739,000             (.03)
                                      -------------   -------------    -------------
Diluted earnings per common share     $  10,860,000      17,788,000    $         .61
                                      =============   =============    =============

                                               Year Ended December 31, 2002
                                      ----------------------------------------------
                                          Income         Shares          Per-share
                                       (Numerator)    (Denominator)       Amount
                                      -------------   -------------    -------------
Net Income                            $   8,631,000
                                      =============
Basic earnings per common share           8,631,000      16,895,000    $         .51
Effect of dilutive securities:
   Options                                                  639,000             (.02)
                                      -------------   -------------    -------------
Diluted earnings per common share     $   8,631,000      17,534,000    $         .49
                                      =============   =============    =============

No outstanding options were excluded from the computation of diluted earnings per common share for the years ended December 31, 2004 and 2003 as none have an exercise price in excess of the average market value of our common stock during such periods. Options to purchase 9,000 shares of common stock at an average exercise price of $8.43 for the year ended December 31, 2002 were outstanding during such years but not included in the computation of diluted earnings per common share because the options' exercise prices were greater than the average market price of the common shares, and therefore, their effect would be antidilutive.

NOTE 9--OTHER CONTINGENCIES

We have a $18,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable on demand. At December 31, 2004 there were no borrowings under the line of credit. However, at such date, we had outstanding a $15,925,000 (increased to $17,925,000 on February 1, 2005) irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $15,925,000 at December 31, 2004. The line of credit requires us to satisfy several financial covenants. We are in compliance with all financial covenants at December 31, 2004 and expect to continue to remain in compliance with all such financial covenants. This line of credit expires on June 30, 2005. We believe the line of credit will be renewed at that time.

We provide our services in 42 states and numerous local taxing jurisdictions within those states. Consequently, the taxability of our services is subject to various interpretations within these jurisdictions. In the ordinary course of business, a jurisdiction may contest our application and reporting requirements of its tax code to our services, which may result in additional tax liabilities. As of December 31, 2004, we have unsettled tax assessments (including interest to date) from various state taxing authorities of $2,800,000 ($1,800,000, net of federal income taxes). Although we intend to vigorously defend our positions that the assessments are without merit, we have recorded a reserve at December 31, 2004 of $900,000 ($590,000, net of federal income taxes), for these assessments where we could estimate a tax settlement is probable and the range of such settlement. In other tax matters, because of the uncertainties related to both the probable outcome and amount of probable assessment due, we are unable to make a reasonable estimate of a liability. We do not expect the resolution of any of these matters, taken individually or in the aggregate, to have a material adverse effect on our financial position or results of operations.

We are involved in miscellaneous claims and litigation arising in the ordinary course of business. We believe that these matters, taken individually or in the aggregate, would not have a material adverse affect on our financial position or results of operations.

The Balance Budget Act of 1997 changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998, of a Medicare Prospective Payment System for skilled nursing facilities which significantly changed the manner and the amounts of reimbursement they receive. Many of our clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates. Therefore, they have been and continue to be adversely affected by changes in applicable laws and regulations, as well as other trends in the long-term care industry. This has resulted in certain of our clients filing for bankruptcy protection. Others may follow. These factors in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future.

NOTE 10--ACCRUED INSURANCE CLAIMS

We have a Paid Loss Retrospective Insurance Plan for general liability and workers' compensation insurance. Under these plans, pre-determined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost.

We regularly evaluate our claims pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluation is based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/or industry trends result in an unfavorable change, it would have an adverse effect on our results of operations and financial condition.

For workers' compensation, we record a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of our historical data and open claims. The accrued insurance claims were reduced by approximately $935,000, $1,287,000 and $1,784,000 at December 31, 2004, 2003 and 2002, respectively in order to record the estimated present value at the end of each year using an 8% discount factor over the estimated remaining pay-out period.

For general liability, we record a reserve for the estimated amounts to be paid for known claims.

NOTE 11--EMPLOYEE BENEFIT PLANS

Employee Stock Purchase Plan

Since January 1, 2000, we have had a non-compensatory Employee Stock Purchase Plan ("the ESPP") for all eligible employees. All full-time and certain part-time employees who have completed two years of continuous service with us are eligible to participate. The ESPP was implemented through four annual offerings. The first annual offering commenced on January 1, 2000. On February 12, 2004 (effective January 1, 2004), our Board of Directors extended the ESPP for an additional eight annual offerings. All future annual offerings likewise commence and terminate on the respective year's first and last calendar day. Under the ESPP, we are authorized to issue up to 1,200,000 shares of our common stock to our employees. Furthermore, under the terms of the ESPP, eligible employees can choose each year to have up to $25,000 of their annual earnings withheld to purchase our Common Stock. The purchase price of the stock is 85% of the lower of its beginning or end of the plan year market price.

As a result of the 2004, 2003 and 2002 annual offerings, a total of 60,000 shares, 48,000 shares and 36,000 shares of our Common Stock were purchased at $10.76, $7.59 and $5.67 per common share in 2004, 2003 and 2002, respectively, under the ESPP. The 2004, 2003 and 2002 annual offerings' shares were issued on January 10, 2005, January 9, 2004 and January 8, 2003, respectively.

Retirement Savings Plan

Since October 1, 1999, we have had a retirement savings plan for non-highly compensated employees (the "RSP") under Section 401(k) of the Internal Revenue Code. The RSP allows eligible employees to contribute up to fifteen percent (15%) of their eligible compensation on a pre-tax basis. There is no match by the Company.

Deferred Compensation Plan

Since January 1, 2000, we have had a Supplemental Executive Retirement Plan (the "SERP") for certain key executives and employees. The SERP is not qualified under section 401 of the Internal Revenue Code. Under the SERP, participants may defer up to percent 15% of their income on a pre-tax basis. As of the last day of each plan year, each participant will receive a 25% match of their deferral in our Common Stock based on the then current market value. SERP participants fully vest in our matching contribution three years from the first day of the initial year of participation. The income deferred and our matching contribution are unsecured and subject to the claims of our general creditors. The amounts expensed under the SERP during the years ended December 31, 2004, 2003 and 2002 were $280,000, $238,000 and $288,000, respectively. We funded such expense through the reissuance to the SERP's trustee of 13,000 shares, 19,000 shares and 23,000 shares of our treasury stock for the years ended December 31, 2004, 2003 and 2002, respectively. In the aggregate, since initiation of the SERP, 100,000 shares ( including the 2004 funding of shares delivered in 2005) held by the trustee are accounted for at cost, as treasury stock. At December 31, 2004, 66,000 of such shares are vested in the respective participants' accounts.

The SERP's trust account had a balance of $4,062,000, $2,848,000 and $1,476,000 at December 31, 2004, 2003 and 2002, respectively. The account's investments are recorded at their fair value which is based on quoted market prices. Accordingly, we recorded unrealized gains of $336,000 and $418,000 for the years ended December 31, 2004 and 2003, respectively. For the year ended December 31, 2002, we recorded an unrealized loss of $162,000.

NOTE 12--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                               Three Months Ended
                                      ---------------------------------------------------------------------
                                          March 31          June 30         September 30      December 31
                                      ---------------   ---------------   ---------------   ---------------
2004
Revenues                              $   106,622,000   $   110,489,000   $   112,324,000   $   113,133,000
Operating costs and expenses          $   101,463,000   $   105,101,000   $   106,611,000   $   107,067,000
Income before income taxes            $     5,352,000   $     5,694,000   $     6,006,000   $     6,654,000
Net income                            $     3,318,000   $     3,530,000   $     3,724,000   $     4,127,000
Basic earnings per common share(1)    $           .19   $           .20   $           .21   $           .24
Diluted earnings per common share(1)  $           .18   $           .19   $           .20   $           .22
Cash dividends per common share       $           .05   $           .06   $           .07   $           .08

2003
Revenues                              $    89,531,000   $    92,806,000   $    95,878,000   $   101,503,000
Operating costs and expenses          $    85,488,000   $    88,712,000   $    91,761,000   $    97,694,000
Income before income taxes            $     4,243,000   $     4,285,000   $     4,486,000   $     4,501,000
Net income                            $     2,546,000   $     2,661,000   $     2,803,000   $     2,850,000
Basic earnings per common share(1)    $           .15   $           .16   $           .16   $           .17
Diluted earnings per common share(1)  $           .14   $           .15   $           .16   $           .16
Cash dividends per common share       $             -   $             -   $           .04   $           .05

(1) Year-to-date earnings per common share amounts may differ from the sum of quarterly amounts due to rounding.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER

FINANCIAL REPORTING

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     1. Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company;

     2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and

     3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, for the periods covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company's internal control over financial reporting is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's independent auditors have attested to, and reported on, management's evaluation of the company's internal control over financial reporting. This report appears on page 41.

   /s/ Daniel P. McCartney                /s/ James L. DiStefano
   -----------------------                ----------------------
   Daniel P. McCartney                    James L. DiStefano
   Chief Executive Officer                Chief Financial Officer
   March 10, 2005                         March 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Healthcare Services Group, Inc.

We have audited the accompanying consolidated balance sheets of Healthcare Services Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Healthcare Services Group, Inc. and subsidiaries at December 31, 2004 and 2003 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of Healthcare Services Group, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP
----------------------
Edison, New Jersey

March 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Healthcare Services Group, Inc.

We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Healthcare Services Group, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Healthcare Services Group, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows, and stockholders' equity, for each of the three years in the period ended December 31, 2004, and our report dated
March 10, 2005 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP
----------------------
Edison, New Jersey

March 10, 2005

TRANSFER AGENT
American Stock Transfer & Trust Co.
99 Wall St.
New York, NY 10005

CORPORATE OFFICES
Healthcare Services Group, Inc.
3220 Tillman Drive, Suite 300
Bensalem, PA 19020
215-639-4274

STOCK LISTING
Listed on the NASDAQ
National Market System Symbol - "HCSG"

AUDITORS
Grant Thornton LLP
399 Thornall Street
Edison, NJ 08837

CORPORATE COUNSEL
Olshan Grundman Frome
 Rosenzweig & Wolosky LLP
Park Avenue Tower
65 East 55th Street
New York, NY 10022

ANNUAL STOCKHOLDERS' MEETING
Date  - May 24, 2005
Time  - 10:00 A.M.
Place - The Radisson Hotel of Bucks County
        2400 Old Lincoln Highway
        Trevose, PA 19047

DIRECTORS
Daniel P. McCartney
Chairman & Chief Executive Officer

Thomas A. Cook
President & Chief Operating Officer

Joseph F. McCartney
Northeastern Divisional Vice President

Barton D. Weisman
Chairman-NuVision Management, LLC

Robert L. Frome, Esq.
Senior Partner - Olshan Grundman Frome
 Rosenzweig & Wolosky LLP

Robert J. Moss, Esq.
President - Moss Associates

John M. Briggs
Certified Public Accountant

OFFICERS AND CORPORATE MANAGEMENT
Daniel P. McCartney
Chief Executive Officer

Thomas A. Cook
President & Chief Operating Officer

Curt Barringer
Southeast Divisional Vice President

Thomas B. Carpenter
General Counsel and Assistant Secretary

James L. DiStefano
Chief Financial Officer and Treasurer

Michael Hammond
Western Regional Vice President

Michael Harder
Vice President - Credit Administration

Richard W. Hudson
Vice President - Finance and Secretary

John D. Kelly
Western Divisional Vice President

Nicholas R. Marino
Human Resources Director

Michael E. McBryan
Mid-Atlantic Divisional Vice President

Bryan D. McCartney
Mid-Atlantic Divisional Vice President

Joseph F. McCartney
Northeast Divisional Vice President

Kevin McCartney
Northeast Divisional Vice President

David Smigel
Western Divisional Vice President

James P. O'Toole
Mid-Atlantic Regional Vice President

Brian M. Waters
Vice President - Operations

MARKET MAKERS
As of the end of 2004, the following firms were making a market in the shares of Healthcare Services Group, Inc.:

UBS Capital Markets, L.P.
Goldman, Sachs & Co.
Jefferies & Company, Inc.

Morgan Stanley & Co., Inc.
C.L. King & Associates
Citigroup Global Markets, Inc.

Merrill Lynch, Pierce, Fenner
Crown Financial Group

ABOUT YOUR SHARES

Healthcare Services Group, Inc.'s Common Stock is traded on the NASDAQ National Market System of the over-the-counter market. On December 31, 2004 there were 17,515,000 of the Company's common shares issued and outstanding. As of February 25, 2005 there were 570 holders of record of the common stock, including holders whose stock was held in nominee name by brokers or other nominees. It is estimated that there are 3,500 beneficial holders.

The high and low closing price quotations for our Common Stock during the years ended December 31, 2004 and 2003, ranged as follows:

                       2004 High     2004 Low    2003 High     2003 Low
                       ----------   ----------   ----------   ----------
1st Qtr.               $    17.00   $    12.65   $     9.31   $     7.87
2nd Qtr.                    16.85        14.79         9.35         7.49
3rd Qtr.                    18.62        15.20        11.40         9.30
4th Qtr.                    21.41        17.53        13.44        10.52

AVAILABILITY OF FORM 10-K

A copy of Healthcare Services Group, Inc.'s 2004 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission is available on the Company's website "www.hcsgcorp.com". Additionally, it will be provided without charge to each shareholder making a written request to the Investor Relations Department of the Company at its Corporate Offices.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 10, 2005                          HEALTHCARE SERVICES GROUP, INC.
                                                        (Registrant)

                                                By:  /s/ Daniel P.McCartney
                                                     ---------------------------
                                                     Daniel P. McCartney
                                                     Chief Executive Officer and
                                                     Chairman of the Board

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated:

       Signature                  Title                     Date
-----------------------      --------------------       -------------
/s/ Daniel P. McCartney      Chief Executive            March 10, 2005
-----------------------      Officer and Chairman
Daniel P. McCartney

/s/ Joseph F.McCartney       Director and Vice          March 10, 2005
-----------------------      President
Joseph F. McCartney

/s/ Barton D. Weisman        Director                   March 10, 2005
-----------------------
Barton D. Weisman

/s/ Robert L. Frome          Director                   March 10, 2005
-----------------------
Robert L. Frome

/s/ Thomas A. Cook           Director, President        March 10, 2005
-----------------------      and Chief Operating
Thomas A. Cook               Officer

/s/ John M. Briggs           Director                   March 10, 2005
-----------------------
John M. Briggs

/s/ Robert J. Moss           Director                   March 10, 2005
-----------------------
Robert J. Moss

/s/ James L. DiStefano       Chief Financial            March 10, 2005
-----------------------      Officer and
James L. DiStefano           Treasurer

/s/ Richard W. Hudson        Vice President-            March 10, 2005
-----------------------      Finance, Secretary
Richard W. Hudson            and Chief Accounting
                             Officer