Form 10-Q
period 2005-03-31
HEALTHCARE SERVICES GROUP INC
filed 2005-04-25
CIK 731012

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2005                 Commission File Number 0-120152

                         HEALTHCARE SERVICES GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Pennsylvania                                23-2018365
    -------------------------------             ----------------------------
    (State or other jurisdiction of             (IRS Employer Identification
    incorporation or organization)                         number)

    3220 Tillman Drive-Suite 300, Bensalem, Pennsylvania          19020
    ----------------------------------------------------        ----------
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

                               YES [X]   NO [ ]

        Indicate by check mark whether the registrant is an Accelerated Filer (as defined in Rule 12b-2 of the Exchange Act )

                               YES [X]   NO [ ]

Number of shares of common stock, issued and outstanding as of April 25, 2005 is 17,735,000

                                      INDEX

                                                                                           PAGE NO.
                                                                                           --------
PART I.                           FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Consolidated Balance Sheets as of
                March 31, 2005 and  December 31, 2004                                         2

               Consolidated Statements of Income for the Three Months Ended
                March 31, 2005 and March 31, 2004                                             3

               Consolidated Statements of Cash Flows for the Three Months
                ended March 31, 2005 and March 31, 2004                                       4

               Consolidated Statement of Stockholders' Equity for the Three
                Months Ended March 31, 2005                                                   5

               Notes To Consolidated Financial Statements                                   6 - 11

Item 2.        Management's  Discussion and Analysis of Financial Condition
                and Results Of Operations                                                  11 - 20

Item 3.        Quantitative and Qualitative Disclosure About Market Risk                      21

Item 4.        Controls and Procedures                                                        21

Part II.                           Other Information
Item 1.        Legal Proceedings                                                              21
Item 2.        Changes in Securities, Use of Proceeds and Issuer Purchases
                of Equity Securities                                                          21
Item 3.        Defaults Upon Senior Securities                                                21
Item 4.        Submission of Matters to a Vote of Security                                    21
                Holders                                                                       21
Item 5.        Other Information                                                              21
Item 6.        Exhibits                                                                    21 - 22
               Signatures                                                                     23

CONSOLIDATED BALANCE SHEETS

                                                                                     (Unaudited)
                                                                                      March 31,       December 31,
                                                                                        2005              2004
                                                                                   --------------    --------------
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                                  $   85,912,000    $   74,847,000
        Accounts and notes receivable, less allowance for doubtful
         accounts of $2,209,000 in 2005 and $1,869,000 in 2004                         55,932,000        55,725,000
        Inventories and supplies                                                       11,396,000        11,015,000
        Deferred income taxes                                                             628,000           574,000
        Prepaid expenses and other                                                      3,959,000         3,110,000
                                                                                   --------------    --------------
        Total current assets                                                          157,827,000       145,271,000
PROPERTY AND EQUIPMENT:
        Laundry and linen equipment installations                                       2,329,000         2,329,000
        Housekeeping and office equipment                                              14,427,000        13,987,000
        Autos and trucks                                                                   80,000            80,000
                                                                                   --------------    --------------
                                                                                       16,836,000        16,396,000
        Less accumulated depreciation                                                  12,054,000        11,592,000
                                                                                   --------------    --------------
                                                                                        4,782,000         4,804,000
NOTES RECEIVABLE- long term portion, net of discount                                    5,005,000         5,557,000
DEFERRED COMPENSATION FUNDING                                                           4,198,000         4,062,000
DEFERRED INCOME TAXES- long term portion                                                5,801,000         5,563,000
OTHER NONCURRENT ASSETS                                                                 1,707,000         1,707,000
                                                                                   --------------    --------------
                                                                                   $  179,320,000    $  166,964,000
                                                                                   ==============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
        Accounts payable                                                           $    8,281,000    $    7,272,000
        Accrued payroll, accrued and withheld payroll taxes                            11,080,000         6,110,000
        Other accrued expenses                                                          1,849,000         1,692,000
        Income taxes payable                                                            1,030,000         1,016,000
        Accrued insurance claims                                                        4,533,000         4,169,000
                                                                                   --------------    --------------
          Total current liabilities                                                    26,773,000        20,259,000

ACCRUED INSURANCE CLAIMS- long term portion                                            10,577,000        10,227,000
DEFERRED COMPENSATION LIABILITY                                                         5,330,000         5,018,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
        Common stock, $.01 par value: 45,000,000 shares authorized,
         18,673,000 shares issued in 2005 and 18,507,000 in 2004                          187,000           185,000
        Additional paid in capital                                                     41,663,000        39,466,000
        Retained earnings                                                             103,951,000       101,279,000
        Common stock in treasury, at cost, 948,000 shares in 2005 and
         992,000 in 2004                                                               (9,161,000)       (9,470,000)
                                                                                   --------------    --------------
        Total stockholders' equity                                                    136,640,000       131,460,000
                                                                                   --------------    --------------
                                                                                   $  179,320,000    $  166,964,000
                                                                                   ==============    ==============

                             See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                         ------------------------------------
                                              2005                 2004
                                         --------------       ---------------
Revenues                                 $  114,695,000       $   106,622,000
Operating costs and expenses:
  Costs of services provided                 99,770,000            93,397,000
  Selling, general and administrative         8,429,000             8,015,000
Other Income :
  Investment and interest income                380,000               142,000
                                         --------------       ---------------
Income before income taxes                    6,876,000             5,352,000
Income taxes                                  2,613,000             2,034,000
                                         --------------       ---------------
Net Income                               $    4,263,000       $     3,318,000
                                         ==============       ===============
Basic earnings per common share          $         0.24       $          0.19
                                         ==============       ===============
Diluted earnings per common share        $         0.23       $          0.18
                                         ==============       ===============
Cash dividends per common share          $         0.09       $          0.05
                                         ==============       ===============
Basic weighted average number of
 common shares outstanding                   17,748,000            17,476,000
                                         ==============       ===============
Diluted weighted average number of
 common shares outstanding                   18,691,000            18,429,000
                                         ==============       ===============

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                     FOR THE THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                 ----------------------------------
                                                                      2005               2004
                                                                 ---------------    ---------------
Cash flows from operating activities:
  Net Income                                                     $     4,263,000    $     3,318,000
    Adjustments to reconcile net income
     to net cash provided by operating activities:
      Depreciation                                                       479,000            483,000
      Bad debt provision                                                 375,000          1,000,000
      Deferred income taxes benefit                                     (293,000)          (205,000)
      Tax benefit of stock option transactions                           746,000            428,000
      Unrealized loss on deferred compensation
       fund investments                                                   55,000                 --
    Changes in operating assets and liabilities:
      Accounts and notes receivable                                     (582,000)         2,093,000
      Inventories and supplies                                          (381,000)          (266,000)
      Notes receivable- long term portion                                552,000            (26,000)
      Deferred compensation funding                                     (190,000)          (246,000)
      Accounts payable and other accrued expenses                      1,166,000          1,091,000
      Accrued payroll, accrued and withheld payroll taxes              5,611,000         (4,548,000)
      Accrued insurance claims                                           714,000            327,000
      Deferred compensation liability                                    313,000            309,000
      Income taxes payable                                                15,000            477,000
      Prepaid expenses and other assets                                 (849,000)          (500,000)
                                                                 ---------------    ---------------
        Net cash provided by operating activities                     11,994,000          3,735,000
                                                                 ---------------    ---------------
Cash flows from investing activities:
  Disposals of fixed assets                                                3,000             55,000
  Additions to property and equipment                                   (460,000)          (650,000)
                                                                 ---------------    ---------------
        Net cash used in investing activities                           (457,000)          (595,000)
                                                                 ---------------    ---------------
Cash flows from financing activities:
  Acquisition of treasury stock                                         (155,000)
  Dividends paid                                                      (1,591,000)          (931,000)
  Reissuance of treasury stock pursuant to Dividend
   Reinvestment Plan                                                       7,000              2,000
  Proceeds from the exercise of stock options                          1,267,000            952,000
                                                                 ---------------    ---------------
        Net cash provided by (used in) financing activities             (472,000)            23,000
                                                                 ---------------    ---------------
Net increase in cash and cash equivalents                             11,065,000          3,163,000

Cash and cash equivalents at beginning of the period                  74,847,000         64,181,000
                                                                 ---------------    ---------------
Cash and cash equivalents at end of the period                   $    85,912,000    $    67,344,000
                                                                 ===============    ===============
Supplementary Cash Flow Information:
Issuance of 60,000 shares of Common Stock in 2005 and
 48,000 shares of Common Stock in 2004 pursuant to
 Employee Stock Plans                                            $       643,000    $       366,000
                                                                 ===============    ===============

See accompanying notes.

Consolidated Statements of Stockholders' Equity
(unaudited)

                                                                  For the Three Months Ended March 31, 2005
                                         ------------------------------------------------------------------------------------------
                                                 Common Stock            Additional                                       Total
                                         ---------------------------      Paid-in        Retained        Treasury     Stockholders'
                                            Shares         Amount         Capital        Earnings          Stock         Equity
                                         ------------   ------------   -------------   -------------  --------------  -------------
Balance, December 31, 2004                 18,507,000   $    185,000   $  39,466,000   $ 101,279,000  $   (9,470,000) $ 131,460,000

Net income for the period                                                                  4,263,000                      4,263,000

Exercise of stock options                     155,000          1,000       1,266,000                                      1,267,000

Tax benefit arising from stock option
 transactions                                                                746,000                                        746,000

Purchase of common stock for treasury
 (4,700 shares)                                                                                             (155,000)      (155,000)

Shares issued pursuant to Employee
 Stock Plans (60,000 shares)                   11,000          1,000         181,000                         461,000        643,000

Cash dividends - $.09 per common share                                                    (1,591,000)                    (1,591,000)

Shares issued pursuant to Dividend
 Reinvestment Plan (356 shares)                                                4,000                           3,000          7,000
                                         ------------   ------------   -------------   -------------  --------------  -------------
Balance, March 31, 2005                    18,673,000   $    187,000   $  41,663,000   $ 103,951,000  $   (9,161,000) $ 136,640,000
                                         ============   ============   =============   =============  ==============  =============

See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF REPORTING

        The accompanying financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. However, in our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet shown in this report as of March 31, 2005 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 2004. The financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the quarter ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year.

NOTE 2 - THREE-FOR-TWO STOCK SPLIT

        On April 19, 2005, our Board of Directors approved a three-for-two stock split in the form of a 50% common stock dividend which will be paid on May 2, 2005 to shareholders of record on April 29, 2005. Presented below are unaudited pro forma results for the three month periods ended March 31, 2005 and March 31, 2004 assuming the stock split occurred on January 1, 2004.

                                                                   March 31,          March 31,
                                                                    2005               2004
                                                               ----------------   ----------------
Net income                                                     $      4,263,000   $      3,318,000
Basic weighted average number of common
 shares outstanding as reported                                      17,748,000         17,476,000
Basic weighted average number of common
 shares outstanding pro forma (unaudited)                            26,622,000         26,214,000
Basic earnings per common share as reported                    $            .24   $            .19
Basic earnings per common share pro
 forma (unaudited)                                             $            .16   $            .13
Diluted weighted average number of
 common shares outstanding as reported                               18,691,000         18,430,000
Diluted weighted average number of
 common shares outstanding pro forma
 (unaudited)                                                         28,036,000         27,644,000
Diluted earnings per common share as reported                  $            .23   $            .18
Diluted earnings per common share pro  forma (unaudited)       $            .15   $            .12
Cash dividends per common share as reported                    $            .09   $            .05
Cash dividends per common share pro forma (unaudited)          $            .06   $            .03

        Additionally, our Board of Directors has declared a $.07 per common share cash dividend to be paid on May 16, 2005 to shareholders of record as of May 4, 2005. Such cash dividend payment is after giving effect to the three-for-two stock split.

NOTE 3-  OTHER CONTINGENCIES

        We have an $18,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable on demand. At March 31, 2005 and December 31, 2004, there were no borrowings under the line of credit. However, at such dates, we had outstanding $17,925,000 and $15,925,000, respectively, of irrevocable standby letters of credit which relate to payment obligations under our insurance programs. As a result of the letters of credit issued, the amount available under the line of credit was reduced by $17,925,000 and $15,925,000 at March 31, 2005 and December 31, 2004, respectively. The line of credit requires us to satisfy several financial covenants. We complied with all financial covenants at both March 31, 2005 and December 31, 2004 and expect to continue to remain in compliance with all such financial covenants. This line of credit expires on June 30, 2005. We believe the line of credit will be renewed at that time.

        We provide our services in 42 states and numerous local taxing jurisdictions within those states. Consequently, the taxability of our services is subject to various interpretations within these jurisdictions. In the ordinary course of business, a jurisdiction may contest our application and reporting requirements of its tax code to our services, which may result in additional tax liabilities. As of March 31, 2005 and December 31, 2004 we have unsettled tax assessments (including interest to date) from various state taxing authorities of $2,900,000 ($1,900,000, net of federal income taxes) and $2,800,000 ($1,800,000, net of federal income taxes), respectively. Although we intend to vigorously defend our positions that the assessments are without merit, we have recorded a reserve at both March 31, 2005 and December 31, 2004 of $900,000 ($590,000, net of federal income taxes), for these assessments in cases where we could estimate that a tax settlement is probable and the range of such settlement. In other tax matters, because of the uncertainties related to both the probable outcome and amount of probable assessment due, we are unable to make a reasonable estimate of a liability. We do not expect the resolution of any of these matters, taken individually or in the aggregate, to have a material adverse effect on our financial position or results of operations.

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

NOTE 4 - SEGMENT INFORMATION
        REPORTABLE OPERATING SEGMENTS
        We manage and evaluate our operations in two reportable operating segments. The two reportable operating segments are Housekeeping (housekeeping, laundry, linen and other services), and Food. Although both segments serve the same client base and share many operational similarities, they are managed separately due to distinct differences in the type of service provided, as well as the specialized expertise required of the professional management personnel responsible for delivering the respective segments' services. We consider the various services provided within the Housekeeping segment to be one reportable operating segment since such services are rendered pursuant to a single service agreement and the delivery of such services is managed by the same management personnel.

        Differences between the reportable segments' operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions, as well as transactions between reportable segments and our warehousing and distribution subsidiary. The subsidiary's transactions with reportable segments are made on a basis intended to reflect the fair market value of the goods transferred. Additionally, included in the differences between the reportable segments' operating results and other disclosed data are amounts from our investment holding company subsidiary. This subsidiary does not transact any business with the reportable segments. Segment amounts reported are prior to any elimination entries made in consolidation.

        The Housekeeping segment provides services in Canada, although essentially all of its revenues and net income, 99% in both categories, are earned in one geographic area, the United States. Food services are provided solely in the United States.

                                        Housekeeping          Food           Corporate and
                                          services           services         eliminations              Total
                                      ----------------   ----------------   ----------------       ----------------
Quarter Ended March 31, 2005
Revenues                              $     91,090,000   $     22,615,000   $        990,000       $    114,695,000
Income before income taxes            $      8,282,000   $        644,000   $     (2,050,000)(1)   $      6,876,000

Quarter Ended March 31, 2004
Revenues                              $     87,792,000   $     18,855,000   $        (25,000)      $    106,622,000
Income before income taxes            $      7,800,000   $        497,000   $     (2,945,000)(1)   $      5,352,000

    (1) represents primarily corporate office cost and related overhead, as well as consolidated subsidiaries' operating expenses that are not allocated to the reportable segments.

        TOTAL REVENUES FROM CLIENTS
        The following revenues earned from clients differ from segment revenues reported above due to the inclusion of adjustments used for segment reporting purposes by management. We earned revenues from clients in the following service categories:

                                           For the quarter ended March 31,
                                         -----------------------------------
                                               2005               2004
                                         ----------------   ----------------
Housekeeping services                    $     64,459,000   $     61,651,000
Laundry and linen services                     27,092,000         26,073,000
Food Services                                  22,437,000         18,420,000
Maintenance services and Other                    707,000            478,000
                                         ----------------   ----------------
                                         $    114,695,000   $    106,622,000
                                         ================   ================

        MAJOR CLIENT
        We have one client, a nursing home chain, which in the three month periods ended March 31, 2005 and 2004 accounted for 19% and 21%, respectively, of total revenues. In the three month period ended March 31, 2005, we derived 18% and 26%, respectively, of the Housekeeping and Food segments' revenues from such client. Although we expect to continue our relationship with this client, the loss of such client would have a material adverse affect on the operations of our two operating segments.

NOTE 5 - EARNINGS PER COMMON SHARE

        A reconciliation of the numerator and denominator of basic and diluted earnings per common share is as follows:

                                          Quarter Ended March 31, 2005
                                 ---------------------------------------------
                                      Income          Shares         Per-share
                                   (Numerator)     (Denominator)      Amount
                                 --------------   --------------    ----------
Net income                       $    4,263,000
                                 ==============
Basic earnings per
 common share                    $    4,263,000       17,748,000    $      .24
Effect of dilutive securities:
 Options                                                 943,000          (.01)
                                 --------------   --------------    ----------
Diluted earnings per
 common share                    $    4,263,000       18,691,000    $      .23
                                 ==============   ==============    ==========

                                          Quarter Ended March 31, 2004
                                 ---------------------------------------------
                                      Income          Shares         Per-share
                                   (Numerator)     (Denominator)      Amount
                                 --------------   --------------    ----------
Net income                       $    3,318,000
                                 ==============
Basic earnings per
 common share                    $    3,318,000       17,476,000    $      .19
Effect of dilutive securities:
 Options                                                 953,000          (.01)
                                 --------------   --------------    ----------
Diluted earnings per
 common share                    $    3,318,000       18,429,000    $      .18
                                 ==============   ==============    ==========

No outstanding options were excluded from the computation of diluted earnings per common share for either the three month period ended March 31, 2005 or March 31, 2004 as none have an exercise price in excess of the average market value of our common stock during such periods.

NOTE 6 - STOCK BASED COMPENSATION

        At March 31, 2005, we had stock based compensation plans. As permitted by the Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation", we account for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair market value of our stock and the exercise price of the option. No stock based employee compensation cost is reflected in net income, as all options granted under our plans had an exercise price equal to the market value of the underlying common stock at the date of grant. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, or in Conjunction With Selling Goods or Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

        The following table illustrates the effect on net income and earnings per common share if we had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

                                                     Quarter Ended March 31,
                                                  ----------------------------
                                                       2005            2004
                                                  --------------   -----------
Net Income
  As reported                                     $    4,263,000   $ 3,318,000
Deduct:
  Total stock based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax
   effects                                            (1,020,000)     (767,000)
                                                  --------------   -----------
Pro forma net income                              $    3,243,000   $ 2,551,000
                                                  ==============   ===========
Basic Earnings Per Common Share
  As reported                                     $          .24   $       .19
  Pro forma                                       $          .18   $       .15
Diluted Earnings Per Common Share
  As reported                                     $          .23   $       .18
  Pro forma                                       $          .17   $       .14

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Accounting Standards Board (the "FASB") issued a revision of Financial Accounting Standards No. 123 ("SFAS 123R") which requires all share-based payments to employees to be recognized in the income statement based on their fair values. Our option grants to employees, non-employees and directors, as well as common stock shares issued pursuant to our Employee Stock Purchase Plan will represent share-based payments. We expect to calculate the fair value of share-based payments under SFAS 123R on a basis substantially consistent with the fair value approach of SFAS 123. We plan to adopt SFAS 123R in our fiscal year beginning January 1, 2006. We expect the adoption of SFAS 123R will have a material impact on our financial statements in that fiscal year, but we cannot reasonably estimate the impact of adoption because we expect certain assumptions that can materially affect the calculation of the value of share-based payments to recipients to change between now and the time of adoption.

PART I.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
        This report includes forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; one client accounting for approximately 19% of revenues in the three month period ended March 31, 2005; our claims experience related to workers' compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, including state and local regulations pertaining to the taxability of our services; and the risk factors described in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004 in Part I thereof under "Government Regulation of Clients", "Competition" and "Service Agreements/Collections". Many of our clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which have been and continue to be adversely affected by the change in Medicare payments under the 1997 enactment of the Medicare Prospective Payment System. That change, and the lack of substantive reimbursement funding rate reform legislation, as well as other trends in the long-term care industry have resulted in certain of our clients filing for bankruptcy protection. Others may follow. Any decisions by the government to discontinue or adversely modify legislation related to reimbursement funding rates will have a material adverse affect on our clients. These factors, in addition to delays in payments from clients have resulted in and could continue to result in significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing services could not be passed on to our clients.

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

RESULTS OF OPERATIONS
The following discussion is intended to provide the reader with information that will assist them in understanding our financial statements including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our results of operations. This discussion should be read in conjunction with our financial statements as of March 31, 2005 and December 31, 2004 and the notes accompanying those financial statements.

        OVERVIEW
        We provide housekeeping, laundry, linen, facility maintenance and food services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe that we are the largest provider of housekeeping and laundry services to the long-term care industry in the United States, rendering such services to approximately 1,700 facilities in 42 states as of March 31, 2005. Although we do not directly participate in any government reimbursement programs, our clients' reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

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

        CONSOLIDATED OPERATIONS
        The following table sets forth, for the periods indicated, the percentage which certain items bear to total revenues:

                                               Relation to Total Revenues
                                            For the Quarter Ended March 31,
                                          -----------------------------------
                                                2005               2004
                                          ----------------   ----------------
Revenues                                             100.0%             100.0%
Operating costs and expenses:
  Costs of services provided                          87.0               87.6
  Selling, general and administration                  7.3                7.5
Investment and interest income                          .3                 .1
                                          ----------------   ----------------
Income before income taxes                             6.0                5.0
Income taxes                                           2.3                1.9
                                          ----------------   ----------------
Net income                                             3.7%               3.1%
                                          ================   ================

        Subject to the factors noted in the Cautionary Statement Regarding Forward Looking Statements included in this report, we anticipate our financial performance for the remainder of 2005 to be comparable to the quarter ended March 31, 2005 percentages presented in the above table as they relate to total revenues.

        Although there can be no assurance thereof, we believe that for the remainder of 2005 both the Housekeeping and Food segments' revenues, as a percentage of total revenues, will remain approximately the same as their respective percentages noted in the discussion below. Furthermore, we expect the sources of growth for the remainder of 2005 for the respective business segments will be primarily the same as historically experienced. That is the growth in the Food segment is expected to come from our current Housekeeping segment's client base, while growth in the Housekeeping segment will primarily come from obtaining new clients.

        We are organized into two operating segments; housekeeping, laundry, linen and other services ("Housekeeping"), and food services ("Food").

        Housekeeping is our largest and core operating segment, representing 80.4% or $92,258,000 of total first quarter 2005 revenues. The services provided by this segment consist primarily of the cleaning, disinfecting and sanitizing of patient rooms and common areas of a client's facility, as well as the laundering and processing of the personal clothing belonging to the facility's patients. Also within the scope of this segment's service is the laundering and processing of the bed linens, uniforms and other assorted linen items utilized by a client facility.

        The Food segment, which began operations in 1997, consists of providing for the development of a menu that meets the patient's dietary needs, and the purchasing and preparing of the food for delivery to the patients. Food segment revenues represented approximately 19.6% or $22,437,000 of total first quarter 2005 revenues.

        2005 FIRST QUARTER COMPARED WITH 2004 FIRST QUARTER
        The following table sets forth 2005 first quarter revenues, income before income taxes, and percentage increases of each compared to 2004 first quarter amounts. Revenues and income before income taxes are shown in total and on a reportable segment basis.

                                                                                    Reportable Segments
                                                                    --------------------------------------------------
                                                                          Housekeeping                   Food
                                        Percent    Corporate and    -----------------------    -----------------------
                           Total       increase    eliminations         Amount        %incr        Amount        %incr
                       --------------  --------   --------------    --------------    -----    --------------    -----
Revenues               $  114,695,000       7.6%  $      990,000    $   91,090,000      3.8%   $   22,615,000     19.9%
Income before
 income taxes               6,876,000      28.5       (2,050,000)        8,282,000      6.2           644,000     29.6

        Total revenues increased 7.6% to $114,695,000 in the 2005 first quarter compared to $106,622,000 in the same 2004 period.

        The Housekeeping segment's 3.8% growth in revenues is primarily a result of a net increase in service agreements entered into with new clients. Housekeeping's 6.2% increase in income before income taxes, on an operating segment basis, is attributable to both a modest improvement in the gross profit earned at the client facility level and the gross profit earned on the 3.8% increase in reportable segment revenues. The improvement in gross profit is primarily a result of a .6% reduction, as a percentage of reportable segment revenues, in total labor costs. The reduction is attributable to our ability to have managed these costs more efficiently.

        The Food segment's 19.9% revenue growth is a result of providing this service to an increasing number of existing Housekeeping segment clients. Food segment income before income taxes increased 29.6% on a reportable segment basis which is attributable to both a modest improvement in gross profit earned at the client facility level and the gross profit earned on the 19.9% increase in reportable segment revenues.

        We have one client, a nursing home chain, which in the three month periods ended March 31, 2005 and March 31, 2004 accounted for 19% and 21%, respectively, of total revenues. We derived 18% and 26%, respectively, of the Housekeeping and Food segments' 2005 first quarter revenues from such client. Additionally, at both March 31, 2005 and December 31, 2004, amounts due from such client represented less than 1% of our accounts receivable balances. Although we expect the relationship with this client to continue, the loss of such client would have a material adverse affect on our results of operations.

        Cost of services provided, on a consolidated basis, as a percentage of total revenues for the 2005 first quarter decreased to 87.0 % from 87.6 % in the corresponding 2004 quarter. The following table provides a comparison, as a percentage of total revenues (unless otherwise noted), of the key indicators of our financial performance in respect to our cost of services provided:

Cost of Services Provided Key Indicators              2005 %      2004 %      Incr (Decr) %
--------------------------------------------------   --------    --------    --------------
Labor and costs of labor                                 65.9%       66.7%              (.8)%
Workers' compensation and general
 liability insurance                                      4.3         4.1                .2
Bad debt provision                                         .3          .9               (.6)
Health insurance and employee benefits                    2.1         2.7               (.6)
Housekeeping segment supplies (as a percentage
 of Housekeeping segment revenues)                        4.6         4.8               (.2)
Food segment supplies ( as a percentage of
 Food segment revenues)                                  42.4        41.2               1.2

        The following is an explanation of significant increases and decreases of key indicators of cost of services provided in comparing the 2005 first quarter to the 2004 first quarter.

        The decrease in labor and costs of labor is primarily attributable to efficiencies achieved in managing the Housekeeping segment's labor. The decrease in bad debt provision resulted primarily from improved collection experience. The decrease in health insurance and employee benefits is a result of fewer employees participating in our health insurance programs. The decrease in Housekeeping segment supplies, as a percentage of Housekeeping segment revenues, resulted primarily from our ability to limit price increases from the vendors of housekeeping supplies.

        The increase in Food segment supplies, as a percentage of Food segment revenues, is a result of price increases from vendors. The increase in workers' compensation and general liability insurance is primarily a result of the increase in the cost to settle claims.

        Consistent with our 7.6% growth in total revenues, selling, general and administrative expenses increased by $414,000. However, as a percentage of total revenues, these expenses decreased to 7.3% in the 2005 first quarter as compared to 7.5% in the 2004 first quarter. The decrease is primarily attributable to our ability to control these expenses and comparing them to a greater revenue base in the current year.

        Investment and interest income, as a percentage of total revenues, was ..3% in the 2005 first quarter compared to .1% in the 2004 first quarter. The increase is primarily attributable to higher cash balances, as well as increased rates of return.

        Our effective tax rate at both March 31, 2005 and 2004 was 38%. Absent any significant change in federal, or state and local tax laws, we expect our effective tax rate for the remainder of 2005 to be approximately the same as realized in the 2005 first quarter. Our 38% effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes.

        As a result of the matters discussed above, net income for the 2005 first quarter increased to 3.7%, as a percentage of total revenues, compared to 3.1% in the 2004 first quarter.

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

        The two policies discussed are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for our judgment in their application. There are also areas in which our judgment in selecting another available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which are included in our Annual Report for the year ended December 31, 2004 which contain accounting policies and other disclosures required by generally accepted accounting principles.

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

        At March 31, 2005, we identified accounts totaling $3,887,000 that require an Allowance for Doubtful Accounts based on potential impairment or loss of value. An Allowance for Doubtful Accounts totaling $2,209,000 was provided for these accounts at March 31, 2005. Actual collections of these accounts could differ from that which we currently estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance for Doubtful Accounts would decrease net income by $62,000.

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

        ACCRUED INSURANCE CLAIMS
        We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers' compensation insurance, which comprise approximately 35% of our liabilities at March 31, 2005. Our accounting for this plan is affected by various uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We address these uncertainties by regularly evaluating our claims pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluations are based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/or industry trends result in an unfavorable change, it would have a material adverse effect on our results of operations and financial condition. Under these plans, pre-determined loss limits are arranged with an insurance company to limit both our per occurrence cash outlay and annual insurance plan cost.

        For workers' compensation, we record a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of our historical data and open claims. The present value of the payout is determined by applying an 8% discount factor against the estimated value of the claims over the estimated remaining pay-out period. Reducing the discount factor by 1% would reduce net income by approximately $62,000. Additionally, reducing the estimated payout period by six months would result in an approximate $118,000 reduction in net income.

        For general liability, we record a reserve for the estimated ultimate amounts to be paid for known claims.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, we had cash and cash equivalents of $85,912,000 and working capital of $131,054,000 compared to December 31, 2004 cash and cash equivalents, and working capital of $74,847,000 and $125,012,000, respectively. We view our cash and cash equivalents of $85,912,000 at March 31, 2005 as our principal measure of liquidity. Our current ratio at March 31, 2005 decreased to 5.9 to 1 compared to 7.2 to 1 at December 31, 2004. This decrease resulted primarily from the timing of payments for accrued payroll, accrued and withheld payroll taxes. On an historical basis, our operations have generally produced consistent cash flow and have required limited capital resources. We believe our current and near term cash flow positions will enable us to fund our continued growth.

        OPERATING ACTIVITIES
        The net cash provided by our operating activities was $11,994,000 for the three month period ended March 31, 2005. The principal sources of net cash flows from operating activities for the three month period ended March 31, 2005 were net income, including non-cash charges to operations for bad debt provisions and depreciation. Additionally, operating activities' cash flows were increased by the timing of payments for accrued payroll, accrued and withheld payroll taxes of $5,611,000 and $1,166,000 for accounts payable and other accrued expenses. The operating activity that used the largest amount of cash during the three month period ended March 31, 2005 was an increase of $849,000 in prepaid expenses and other assets resulting from the timing of such payments.

        INVESTING ACTIVITIES
        Our principal use of cash in investing activities for the three month period ended March 31, 2005 was $460,000 for the purchase of housekeeping equipment, computer software and equipment, and laundry equipment installations. Under our current plans, which are subject to revision upon further review, it is our intention to spend an aggregate of $1,500,000 to $2,000,000 during the remainder of 2005 for such capital expenditures.

        FINANCING ACTIVITIES
        On February 11, 2005, we paid, in the aggregate $1,591,000, to shareholders of record as of January 28, 2005 regular cash dividends of $.09 per common share ($.06 per common share after giving effect to the May 2, 2005 three-for-two stock split). Additionally, on April 19, 2005, our Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend payable on May 2, 2005 to shareholders of record on April 29, 2005, and a regular cash dividend of $.07 per common share to be paid on May 16, 2005 to shareholders of record as of May 4, 2005.

The cash dividend payment is after giving effect to the three-for-two stock split.

        Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

        On April 19, 2005, the Board of Directors also authorized the repurchase of up to 1,000,000 shares of our common stock pursuant to our share repurchase program.

        During the 2005 first quarter, we received proceeds of $1,267,000 from the exercise of stock options by employees. Additionally, 4,700 shares of our common stock at an aggregate value of $155,000 were purchased by certain employees within their deferred compensation accounts which are considered an acquisition of treasury stock.

        LINE OF CREDIT
        We have an $18,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At March 31, 2005 and December 31, 2004, there were no borrowings under the line. However, at such dates, we had outstanding $17,925,000 and $15,925,000, respectively of irrevocable standby letters of credit, which relate to payment obligations under our insurance programs. As a result of the letters of credit issued, the amount available under the line of credit was reduced by $17,925,000 and $15,925,000 at March 31, 2005 and December 31, 2004, respectively.

        The line of credit requires us to satisfy several financial covenants. Such covenants, and their respective status at March 31, 2005, are as follows:

   Covenant Description and Requirement              Status at March 31, 2005
---------------------------------------------   -----------------------------------
Commitment coverage ratio: cash and cash        Commitment coverage is 7.5.
 equivalents, and eligible receivables must
 equal or exceed outstanding  obligations
 under the line of credit a multiple of 2.

Tangible net worth: must exceed $105,000,000.   Tangible net worth is $134,000,000.

Fixed charge coverage ratio: EBITDA  must       Fixed charge coverage ratio is 1.6.
 exceed fixed charges by 1.5 times.

        As noted above, we complied with all financial covenants at March 31, 2005 and expect to continue to remain in compliance with all such financial covenants. This line of credit expires on June 30, 2005. We believe the line of credit will be renewed at that time.

        ACCOUNTS AND NOTES RECEIVABLE
        We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. The Balance Budget Act of 1997 changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998 of a Medicare Prospective Payment System for skilled nursing facilities which significantly changed the reimbursement procedures and the amounts of reimbursement our clients receive. Many of our clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates. Therefore, they have been and continue to be adversely affected by changes in applicable laws and regulations, as well as other trends in the long-term care industry. This has resulted in certain of our clients filing for bankruptcy protection. Others may follow. These factors, in addition to delays in payments from clients have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At March 31, 2005 and December 31, 2004, we had $8,192,000 and $8,942,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management service in the case of certain clients experiencing financial difficulties. We believe that such restructuring may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

        We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $375,000 and $1,000,000 in the three month periods ended March 31, 2005 and 2004, respectively. These provisions represent approximately .3% and .9%, as a percentage of total revenues for such respective periods. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

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

        CAPITAL EXPENDITURES
        The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment purchases, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2005, we estimate that for the remainder of 2005 we will have capital expenditures of approximately $1,500,000 to $2,000,000 in connection with housekeeping equipment purchases and laundry and linen equipment installations in our clients' facilities, as well as expenditures relating to internal data processing hardware and software requirements. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our continued growth. However, should these sources not be sufficient, we would, if necessary, seek to obtain necessary working capital from such sources as long-term debt or equity financing.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Our exposure to market risk is not significant.

ITEM 4. CONTROLS AND PROCEDURES

        EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
        Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this Form 10-Q, is reported in accordance with the Securities and Exchange Commission's (the "SEC") rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

        As of the March 31, 2005 (the "Evaluation Date"), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon our evaluation, at the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to insure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and regulations.

        CHANGES IN INTERNAL CONTROLS
        There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

        CERTIFICATIONS
        Certifications of the Principal Executive Officer and Principal Financial Officer regarding, among other items, disclosure controls and procedures are included as exhibits to this Form 10-Q.

PART II.     Other Information
Item 1.      Legal Proceedings.                               Not Applicable

Item 2.      Changes in Securities.                           Not Applicable

Item 3.      Defaults under Senior Securities.                Not Applicable

Item 4.      Submission of Matters to a Vote of Security      Not Applicable
              Holders

Item 5.      Other Information.
               a) None

Item 6.      Exhibits

                a)  Exhibits -
                    31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                    31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                    32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                    32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HEALTHCARE SERVICES GROUP, INC.

April 25, 2005                                  /s/ Daniel P. McCartney
Date                                    ----------------------------------------
                                        DANIEL P. McCARTNEY, Chief
                                        Executive Officer

April 25, 2005                                   /s/ Thomas A. Cook
Date                                    ----------------------------------------
                                        THOMAS A. COOK,  President and
                                        Chief Operating Officer

April 25, 2005                                   /s/ James L. DiStefano
Date                                    ----------------------------------------
                                        JAMES L. DiSTEFANO, Chief Financial
                                        Officer and Treasurer

April 25, 2005                                    /s/ Richard W. Hudson
Date                                    ----------------------------------------
                                        RICHARD W. HUDSON, Vice
                                        President-Finance, Secretary and Chief
                                        Accounting Officer