Form 10-Q
period 2005-06-30
HEALTHCARE SERVICES GROUP INC
filed 2005-07-22
CIK 731012

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended June 30, 2005     Commission File Number 0-120152

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

Number of shares of common stock, issued and outstanding as of July 20, 2005 is 27,801,000

                                Total of 33 Pages

                                      INDEX
                                      -----

PART I.         FINANCIAL INFORMATION                                                PAGE NO.
                ---------------------                                                --------
Item 1.         Financial Statements (Unaudited)

                Consolidated Balance Sheets as of
                June 30, 2005 and  December 31, 2004                                    2

                Consolidated Statements of Income for the Three Months Ended
                June 30, 2005 and June 30, 2004
                                                                                        3
                Consolidated Statements of Income for the Six Months Ended
                June 30, 2005 and June 30, 2004                                         4

                Consolidated Statements of Cash Flows for the Six Months
                ended June 30, 2005 and June 30, 2004                                   5

                Consolidated Statement of Stockholders' Equity for the Six
                Months Ended June 30, 2005                                              6

                Notes To Consolidated Financial Statements                            7 - 13

Item 2.         Management's  Discussion and Analysis of Financial Condition
                and Results Of Operations                                            13 - 26

Item 3.         Quantitative and Qualitative Disclosure About Market Risk

                Controls and Procedures                                                 27
Item 4.
                                                                                        27
Part II.        Other Information
                -----------------
Item 1.         Legal Proceedings                                                       28

Item 2.         Changes in Securities, Use of Proceeds
                and Issuer Purchases of Equity Securities                               28

Item 3.         Defaults Upon Senior Securities                                         28

Item 4.         Submission of Matters to a Vote of Security Holders                     28

Item 5.         Other Information                                                       28

Item 6.         Exhibits                                                                28

                Signatures                                                              29

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                                             (Unaudited)
                                                                               June 30,           December 31,
                                                                                 2005                2004
                                                                            ----------------------------------
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                             $ 82,533,000      $  74,847,000
        Accounts and notes  receivable, less allowance for doubtful
          accounts of $2,289,000 in 2005 and $1,869,000 in 2004                 59,458,000         55,725,000
        Prepaid income taxes                                                       286,000                  -
        Inventories and supplies                                                11,375,000         11,015,000
        Deferred income taxes                                                      709,000            574,000
        Prepaid expenses and other                                               3,871,000          3,110,000
                                                                             -------------      -------------
             Total current assets                                              158,232,000        145,271,000
PROPERTY AND EQUIPMENT:
        Laundry and linen equipment installations                                2,352,000          2,329,000
        Housekeeping and office equipment                                       14,855,000         13,987,000
        Autos and trucks                                                            80,000             80,000
                                                                             -------------      -------------
                                                                                17,287,000         16,396,000
        Less accumulated depreciation                                           12,501,000         11,592,000
                                                                             -------------      -------------
                                                                                 4,786,000          4,804,000
NOTES RECEIVABLE- long term portion, net of discount                             3,853,000          5,557,000
DEFERRED COMPENSATION FUNDING                                                    4,838,000          4,062,000
DEFERRED INCOME TAXES- long term portion                                         6,167,000          5,563,000
GOODWILL AND OTHER NONCURRENT ASSETS                                             1,708,000          1,707,000
                                                                             -------------      -------------
                                                                             $ 179,584,000      $ 166,964,000
                                                                             =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
        Accounts payable                                                     $   7,450,000      $   7,272,000
        Accrued payroll, accrued and withheld payroll taxes                      5,428,000          6,110,000
        Other accrued expenses                                                   2,145,000          1,692,000
        Income taxes payable                                                             -          1,016,000
        Accrued insurance claims                                                 4,670,000          4,169,000
                                                                             -------------      -------------
             Total current liabilities                                          19,693,000         20,259,000

ACCRUED INSURANCE CLAIMS- long term portion                                     10,896,000         10,227,000
DEFERRED COMPENSATION LIABILITY                                                  6,023,000          5,018,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
        Common stock, $.01 par value: 67,500,000 shares authorized,
          28,389,000 shares issued in 2005 and 27,761,000 in 2004                  284,000            277,000
        Additional paid in capital                                              45,178,000         39,374,000
        Retained earnings                                                      106,660,000        101,279,000
        Common stock in treasury, at cost, 1,411,000 shares in 2005 and
            1,488,000 in 2004                                                   (9,150,000)        (9,470,000)
                                                                             -------------      -------------
        Total stockholders' equity                                             142,972,000        131,460,000
                                                                             -------------      -------------
                                                                             $ 179,584,000      $ 166,964,000
                                                                             =============      =============

                            See accompanying notes.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED JUNE 30,
                                                          -------------------------------------------
                                                              2005                           2004
                                                          ------------                   ------------

Revenues                                                  $116,048,000                   $110,489,000
Operating costs and expenses:
  Costs of services provided                               101,385,000                     97,340,000
  Selling, general and administrative                        8,109,000                      7,761,000
Other Income:
  Investment and interest income                               839,000                        306,000
                                                          ------------                   ------------

Income before income taxes                                   7,393,000                      5,694,000

Income taxes                                                 2,809,000                      2,164,000
                                                          ------------                   ------------

Net Income                                                $  4,584,000                   $  3,530,000
                                                          ============                   ============

Basic earnings per common share                           $       0.17                   $       0.13
                                                          ============                   ============

Diluted earnings per common share                         $       0.16                   $       0.13
                                                          ============                   ============

Cash dividends per common share                           $       0.07                   $       0.04
                                                          ============                   ============

Basic weighted average number of
  common shares outstanding                                 26,878,000                     26,225,000
                                                          ============                   ============

Diluted weighted average number of
  common shares outstanding                                 28,404,000                     27,701,000
                                                          ============                   ============

                            See accompanying notes.

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                          FOR THE SIX MONTHS ENDED JUNE 30,
                                                                   ----------------------------------------------
                                                                       2005                             2004
                                                                   -------------                    -------------
Revenues                                                           $ 230,743,000                    $ 217,111,000
Operating costs and expenses:
  Costs of services provided                                         201,155,000                      190,789,000
  Selling, general and administrative                                 16,538,000                       15,775,000
Other Income:
  Investment and interest income                                       1,219,000                          500,000
                                                                   -------------                    -------------

Income before income taxes                                            14,269,000                       11,047,000

Income taxes                                                           5,422,000                        4,198,000
                                                                   -------------                    -------------

Net Income                                                         $   8,847,000                    $   6,849,000
                                                                   =============                    =============

Basic earnings per common share                                    $        0.33                    $        0.26
                                                                   =============                    =============

Diluted earnings per common share                                  $        0.31                    $        0.25
                                                                   =============                    =============

Cash dividends per common share                                    $        0.13                    $        0.07
                                                                   =============                    =============

Basic weighted average number of
  common shares outstanding                                           26,750,000                       26,226,000
                                                                   =============                    =============

Diluted weighted average number of
  common shares outstanding                                           28,221,000                       27,679,000
                                                                   =============                    =============

                            See accompanying notes.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                    FOR THE SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                            ----------------------------------------
                                                                                 2005                      2004
                                                                            --------------             -------------
Cash flows from operating activities:
  Net Income                                                                $    8,847,000             $   6,849,000
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation                                                                 977,000                   976,000
      Bad debt provision                                                           625,000                 1,750,000
      Deferred income taxes benefit                                               (739,000)                 (331,000)
      Tax benefit of stock option transactions                                   2,555,000                   643,000
      Unrealized loss on deferred compensation
          fund investments                                                        (208,000)                  (83,000)
   Changes in operating assets and liabilities:
      Accounts and notes receivable                                             (4,358,000)                2,007,000
      Prepaid income taxes                                                        (286,000)                       -
      Inventories and supplies                                                    (359,000)                 (378,000)
      Notes receivable- long term portion                                        1,704,000                 2,171,000
      Deferred compensation funding                                               (567,000)                 (527,000)
      Accounts payable and other accrued expenses                                  631,000                 2,211,000
      Accrued payroll, accrued and withheld payroll taxes                          (40,000)                1,093,000
      Accrued insurance claims                                                   1,169,000                   893,000
      Deferred compensation liability                                            1,005,000                   748,000
      Income taxes payable                                                      (1,016,000)                  217,000
      Prepaid expenses and other assets                                           (762,000)                 (438,000)
                                                                            --------------             -------------
          Net cash provided by operating activities                              9,178,000                17,801,000
                                                                            --------------             -------------
Cash flows from investing activities:
  Disposals of fixed assets                                                         33,000                   119,000
  Additions to property and equipment                                             (992,000)               (1,164,000)
                                                                            --------------             -------------
          Net cash used in investing activities                                   (959,000)               (1,045,000)
                                                                            --------------             -------------
Cash flows from financing activities:
  Treasury stock transactions in benefit plans                                    (147,000)               (5,617,000)
  Dividends paid                                                                (3,466,000)               (1,985,000)
  Reissuance of treasury stock pursuant to Dividend
       Reinvestment Plan                                                            15,000                     4,000
  Proceeds from the exercise of stock options                                    3,065,000                 1,388,000
                                                                            --------------             -------------
          Net cash used in financing activities                                   (533,000)               (6,210,000)
                                                                            --------------             -------------

Net increase in cash and cash equivalents                                        7,686,000                10,546,000

Cash and cash equivalents at beginning of the period                            74,847,000                64,181,000
                                                                            --------------             -------------

Cash and cash equivalents at end of the period                              $   82,533,000             $  74,727,000
                                                                            ==============             =============

Supplementary Cash Flow Information:
Issuance of 90,000 shares of Common Stock in 2005 and
72,000 shares of Common Stock in 2004 pursuant to
Employee Stock Plans                                                        $      643,000             $     366,000
                                                                            ==============             =============

                            See accompanying notes.

                Consolidated Statements of Stockholders' Equity
                                  (Unaudited)

                                                                      For the Six Months Ended June 30, 2005
                                              --------------------------------------------------------------------------------------
                                                                          Additional                                      Total
                                                   Common Stock            Paid-in        Retained       Treasury      Stockholders'
                                                Shares        Amount       Capital        Earnings         Stock          Equity
                                              ----------     --------    -----------    ------------    -----------    ------------
Balance, December 31, 2004                    27,761,000     $277,000    $39,374,000    $101,279,000    ($9,470,000)   $131,460,000

Net income for the period                                                                  8,847,000                      8,847,000

Exercise of stock options                        612,000        6,000      3,059,000                                      3,065,000

Tax benefit arising from stock option
  transactions                                                             2,555,000                                      2,555,000

Shares purchased and shares sold in employee
 Deferred Compensation Plan and other benefit
 plans (4,000 shares)                                                                                      (147,000)       (147,000)

Shares issued pursuant to Employee Stock
  Plans (90,000 shares)                           16,000        1,000        181,000                        461,000         643,000

Cash dividends - $.13 per common share                                                    (3,466,000)                    (3,466,000)

Shares issued pursuant to Dividend
  Reinvestment Plan (1,000 shares)                                             9,000                          6,000          15,000
                                              ----------     --------    -----------    ------------    -----------    ------------
Balance, June 30, 2005                        28,389,000     $284,000    $45,178,000    $106,660,000    ($9,150,000)   $142,972,000
                                              ==========     ========    ===========    ============    ===========    ============

                            See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)


NOTE 1 - BASIS OF REPORTING

         The accompanying financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. However, in our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 2004 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 2004. The financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the quarter and six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year.

NOTE 2 - THREE-FOR-TWO STOCK SPLIT

         On April 19, 2005, our Board of Directors approved a three-for-two stock split in the form of a 50% common stock dividend which was paid on May 2, 2005 to shareholders of record on April 29, 2005. All share and earnings per common share information for all periods presented in this report have been adjusted to reflect the three-for-two stock split.

NOTE 3 - OTHER CONTINGENCIES

         We have an $22,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable on demand. At June 30, 2005 and December 31, 2004, there were no borrowings under the line of credit. However, at such dates, we had outstanding $17,925,000 and $15,925,000, respectively, of irrevocable standby letters of credit which relate to payment obligations under our insurance programs. As a result of the letters of credit issued, the amount available under the line of credit was reduced by $17,925,000 and $15,925,000 at June 30, 2005 and December 31, 2004, respectively. The line of credit requires us to satisfy several financial covenants. We complied with all financial covenants at both June 30, 2005 and December 31, 2004 and expect to continue to remain in compliance with all such financial covenants. This line of credit expires on June 30, 2006. We believe the line of credit will be renewed at that time.

         We provide our services in 43 states and we are subject to numerous local taxing jurisdictions within those states. Consequently, the taxability of our services is subject to various interpretations within these jurisdictions. In the ordinary course of business, a jurisdiction may contest our reporting positions with respect to the application of its tax code to our services, which may result in additional tax liabilities. As of June 30, 2005 and December 31, 2004 we have unsettled tax assessments (including interest to date) from various state taxing authorities of $2,900,000 ($1,900,000, net of federal income taxes) and $2,800,000 ($1,800,000, net of federal income taxes), respectively. Although we intend to vigorously defend our positions that the assessments are without merit, we have recorded a reserve at both June 30, 2005 and December 31, 2004 of $900,000 ($590,000 net of federal income taxes), for these assessments in cases where we could estimate that a tax settlement is probable and the range of such settlement. In other tax matters, because of the uncertainties related to both the probable outcome and amount of probable assessment due, we are unable to make a reasonable estimate of a liability. We do not expect the resolution of any of these matters, taken individually or in the aggregate, to have a material adverse effect on our financial position or results of operations.

         We are involved in miscellaneous claims and litigation arising in the ordinary course of business. We believe that these matters, taken individually or in the aggregate, would not have a material adverse effect on our financial position or results of operations.

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

NOTE 4 - SEGMENT INFORMATION
         REPORTABLE SEGMENTS
         -------------------

         We manage and evaluate our operations in two reportable segments. The two reportable segments are Housekeeping (housekeeping, laundry, linen and other services), and Food (food services). Although both segments serve the same client base and share many operational similarities, they are managed separately due to distinct differences in the type of service provided, as well as the specialized expertise required of the professional management personnel responsible for delivering the respective segment's services. We consider the various services provided within the Housekeeping segment to be one reportable operating segment since such services are rendered pursuant to a single service agreement and the delivery of such services is managed by the same management personnel.

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

                                      Housekeeping          Food          Corporate and
                                        services          services         eliminations          Total
                                      -------------     ------------     ---------------      ------------
Quarter Ended June 30, 2005
---------------------------
Revenues                              $ 93,275,000      $ 22,924,000     $(    151,000)       $116,048,000
Income before income taxes            $  8,152,000      $    785,000     $(  1,544,000)(1)    $  7,393,000

Quarter Ended June 30, 2004
---------------------------
Revenues                              $ 88,773,000      $ 21,795,000     $(     79,000)       $110,489,000
Income before income taxes            $  7,547,000      $    779,000     $(  2,632,000)(1)    $  5,694,000

Six Months Ended June 30, 2005
------------------------------
Revenues                              $184,365,000      $ 45,539,000     $     839,000        $230,743,000
Income before income taxes            $ 16,433,000      $  1,430,000     $(  3,594,000)(1)    $ 14,269,000

Six Months Ended June 30, 2004
------------------------------
Revenues                              $176,565,000      $ 40,649,000     $(    103,000)       $217,111,000
Income before income taxes            $ 15,347,000      $  1,276,000     $(  5,576,000)(1)    $ 11,047,000

(1) represents primarily corporate office cost and related overhead, as well as consolidated subsidiaries' operating expenses that are not allocated to the reportable segments.


         TOTAL REVENUES FROM CLIENTS
         ---------------------------
         The following revenues earned from clients differ from segment revenues reported above due to the inclusion of adjustments used for segment reporting purposes by management. We earned total revenues from clients in the following service categories:
                                          For the Quarter Ended June 30,
                                      ---------------------------------------
                                          2005                       2004
                                      ------------               ------------
Housekeeping services                 $ 65,485,000               $ 61,961,000
Laundry and linen services              27,367,000                 26,314,000
Food Services                           22,631,000                 21,690,000
Maintenance services
     and Other                             565,000                    524,000
                                      ------------               ------------
                                      $116,048,000               $110,489,000
                                      ============               ============

                                          For the Six Months Ended June 30,
                                      ---------------------------------------
                                          2005                       2004
                                      ------------               ------------
Housekeeping services                 $129,944,000               $123,612,000
Laundry and linen services              54,459,000                 52,387,000
Food Services                           45,068,000                 40,110,000
Maintenance services
     and Other                           1,272,000                  1,002,000
                                      ------------               ------------
                                      $230,743,000               $217,111,000
                                      ============               ============

         MAJOR CLIENT
         ------------
         We have one client, a nursing home chain, which in the six month periods ended June 30, 2005 and 2004 accounted for 19% and 21%, respectively, of consolidated revenues. In the six month period ended June 30, 2005, we derived 18% and 26%, respectively, of the Housekeeping and Food segment's revenues from such client. During 2005, this client's Board of Directors voted to conduct an auction to sell the company, which is anticipated to be completed by year-end. Although we expect to continue our relationship with this client, the loss of such client would have a material adverse effect on the results of operations of our two operating segments.

NOTE 5 - EARNINGS PER COMMON SHARE

         A reconciliation of the numerator and denominator of basic and diluted earnings per common share is as follows:

                                                              Quarter Ended June 30, 2005
                                                   ---------------------------------------------------
                                                      Income              Shares            Per-share
                                                    (Numerator)        (Denominator)          Amount
                                                    -----------        -------------        ----------
Net income                                          $4,584,000
                                                    ==========
Basic earnings per
   common share                                     $4,584,000          26,878,000            $   .17
Effect of dilutive securities:
   Options                                                               1,526,000               (.01)
                                                    ----------          ----------            -------
Diluted earnings per
   common share                                     $4,584,000          28,404,000            $   .16
                                                    ==========          ==========            =======

                                                              Quarter Ended June 30, 2004
                                                   ---------------------------------------------------
                                                      Income              Shares            Per-share
                                                    (Numerator)        (Denominator)          Amount
                                                    -----------        -------------        ----------
Net income                                          $3,530,000
                                                    ==========
Basic earnings per
   common share                                     $3,530,000          26,225,000            $   .13
Effect of dilutive securities:
   Options                                                               1,476,000
                                                    ----------          ----------            -------
Diluted earnings per
   common share                                     $3,530,000          27,701,000            $   .13
                                                    ==========          ==========            =======

                                                              Six Months Ended June 30, 2005
                                                   ---------------------------------------------------
                                                      Income              Shares            Per-share
                                                    (Numerator)        (Denominator)          Amount
                                                    -----------        -------------        ----------
Net income                                          $8,847,000
                                                    ==========
Basic earnings per
   common share                                     $8,847,000          26,750,000            $   .33
Effect of dilutive securities:
   Options                                                               1,471,000               (.02)
                                                    ----------          ----------            -------
Diluted earnings per
   common share                                     $8,847,000          28,221,000            $   .31
                                                    ==========          ==========            =======

                                                              Six Months Ended June 30, 2004
                                                   ---------------------------------------------------
                                                      Income              Shares            Per-share
                                                    (Numerator)        (Denominator)          Amount
                                                    -----------        -------------        ----------
Net income                                          $6,849,000
                                                    ==========
Basic earnings per
   common share                                     $6,849,000          26,226,000            $   .26
Effect of dilutive securities:
   Options                                                               1,453,000               (.01)
                                                    ----------          ----------            -------
Diluted earnings per
   common share                                     $6,849,000          27,679,000            $   .25
                                                    ==========          ==========            =======

No outstanding options were excluded from the computation of diluted earnings per common share for either of the three or six month period ended June 30, 2005 or June 30, 2004 as none have an exercise price in excess of the average market value of our common stock during such periods.


NOTE 6 - STOCK BASED COMPENSATION

         At June 30, 2005, we had stock based compensation plans. As permitted by the Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation", we account for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair market value of our stock and the exercise price of the option. No stock based employee compensation cost is reflected in net income, as all options granted under our plans had an exercise price equal to the market value of the underlying common stock at the date of grant. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, or in Conjunction With Selling Goods or Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

         The following table illustrates the effect on net income and earnings per common share if we had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

                                                                            Quarter Ended June 30,
                                                                      ------------------------------------
                                                                         2005                      2004
                                                                      ----------                ----------
Net Income
     As reported                                                      $4,584,000                $3,530,000
Deduct:
     Total stock based employee compensation
     expense determined under fair value based
     method for all awards, net of related tax effects                (  680,000)               (  512,000)
                                                                      ----------                ----------
Pro forma net income                                                  $3,904,000                $3,018,000
                                                                      ==========                ==========


Basic Earnings Per Common Share
     As reported                                                        $    .17                  $    .13
     Pro forma                                                          $    .15                  $    .11
Diluted Earnings Per Common Share
     As reported                                                        $    .16                  $    .13
     Pro forma                                                          $    .14                  $    .11

                                                                            Six Months Ended June 30,
                                                                      ------------------------------------
                                                                         2005                      2004
                                                                      ----------                ----------
Net Income
     As reported                                                      $8,847,000                $6,849,000
Deduct:
     Total stock based employee compensation
     expense determined under fair value based
     method for all awards, net of related tax effects                (1,699,000)               (1,279,000)
                                                                      ----------               -----------
Pro forma net income                                                  $7,147,000               $ 5,570,000
                                                                      ==========               ===========

Basic Earnings Per Common Share
     As reported                                                        $    .33                  $    .26
     Pro forma                                                          $    .27                  $    .21
Diluted Earnings Per Common Share
     As reported                                                        $    .31                  $    .25
     Pro forma                                                          $    .25                  $    .20

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (the "FASB") issued a revision of Financial Accounting Standards No. 123 ("SFAS 123R") which requires all share-based payments to employees to be recognized in the income statement based on their fair values. Our option grants to employees, non-employees and directors, as well as common stock shares issued pursuant to our Employee Stock Purchase Plan will represent share-based payments. We expect to calculate the fair value of share-based payments under SFAS 123R on a basis substantially consistent with the fair value approach of SFAS 123. We plan to adopt SFAS 123R in our fiscal year beginning January 1, 2006. We expect the adoption of SFAS 123R will have a material impact on our financial statements in that fiscal year, but we cannot reasonably estimate the impact of adoption because we expect certain assumptions that can materially effect the calculation of the value of share-based payments to recipients to change between now and the time of adoption.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
         ---------------------------------------------------------
         This report includes forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; one client accounting for approximately 19% of revenues in the six month period ended June 30, 2005 (such client's Board of Directors voted to conduct an auction to sell the company, which is anticipated to be completed by year-end); our claims experience related to workers' compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, including state and local regulations pertaining to the taxability of our services; and the risk factors described in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004 and in Part I thereof under "Government Regulation of Clients", "Competition" and "Service Agreements/Collections". Many of our clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which have been and continue to be adversely affected by the change in Medicare payments under the 1997 enactment of the Medicare Prospective Payment System. That change, and the lack of substantive reimbursement funding rate reform legislation, as well as other trends in the long-term care industry have resulted in certain of our clients filing for bankruptcy protection. Others may follow. Any decisions by the government to discontinue or adversely modify legislation related to reimbursement funding rates will have a material adverse effect on our clients. These factors, in addition to delays in payments from clients have resulted in and could continue to result in significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing services could not be passed on to our clients.

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

RESULTS OF OPERATIONS
The following discussion is intended to provide the reader with information that will assist them in understanding our financial statements including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our results of operations. This discussion should be read in conjunction with our financial statements as of June 30, 2005 and December 31, 2004 and the notes accompanying those financial statements.

         OVERVIEW
         --------
         We provide housekeeping, laundry, linen, facility maintenance and food services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe that we are the largest provider of housekeeping and laundry services to the long-term care industry in the United States, rendering such services to approximately 1,700 facilities in 43 states as of June 30, 2005. Although we do not directly participate in any government reimbursement programs, our clients' reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

         We provide our services primarily pursuant to full service agreements with our clients. In such agreements, we are responsible for our management and hourly employees located at our clients' facilities. We also provide services on the basis of a management-only agreement for a very limited number of clients. Our agreements with clients typically provide for a one year service term, cancelable by either party upon 30 to 90 days notice after the initial 90-day period.

         We are organized into two reportable segments; housekeeping, laundry, linen and other services ("Housekeeping"), and food services ("Food").

         The services provided by the Housekeeping segment consist primarily of the cleaning, disinfecting and sanitizing of patient rooms and common areas of a client's facility, as well as the laundering and processing of the personal clothing belonging to the facility's patients. Also within the scope of this segment's service is the laundering and processing of the bed linens, uniforms and other assorted linen items utilized by a client facility.

         The Food segment, which began operations in 1997, consists of providing for the development of a menu that meets the patient's dietary needs, and the purchasing and preparing of the food for delivery to the patients.

         Additionally, we operate two wholly-owned subsidiaries, HCSG Supply, Inc. ("Supply") and Huntingdon Holdings, Inc. ("Huntingdon"). Supply purchases, warehouses and distributes the supplies and equipment used in providing our Housekeeping segment services. Huntingdon invests our cash and cash equivalents.

CONSOLIDATED OPERATIONS
-----------------------
         The following table sets forth, for the periods indicated, the percentage which certain items bear to consolidated revenues:

                                                                   Relation to Consolidated Revenues
                                                   --------------------------------------------------------------------
                                                   For the Quarter Ended June 30,     For the Six Months Ended June 30,
                                                   ------------------------------     ---------------------------------
                                                      2005             2004                 2005               2004
                                                      ----             ----                 ----               ----
Revenues                                             100.0%           100.0%                100.0%             100.0%

Operating costs and expenses:
  Costs of services provided                          87.3             88.1                  87.2               87.9
  Selling, general and administration                  7.0              7.0                   7.1                7.3
Investment and interest income                          .7               .3                    .5                 .3
                                                      ----             ----                  ----               ----
Income before income taxes                             6.4              5.2                   6.2                5.1
Income taxes                                           2.4              2.0                   2.4                1.9
                                                      ----             ----                  ----               ----
Net income                                             4.0%             3.2%                  3.8%               3.2%
                                                      ====             ====                  ====               ====

         Subject to the factors noted in the Cautionary Statement Regarding Forward Looking Statements included in this report, we anticipate our financial performance for the remainder of 2005 to be comparable to the six month period ended June 30, 2005 percentages presented in the above table as they relate to consolidated revenues.

        Housekeeping is our largest and core reportable segment, representing approximately 80% of consolidated revenues for both the quarter and six month period ended June 30, 2005. Food segment revenues represented approximately 20% of consolidated revenues for both the quarter and six month period ended June 30, 2005.

          Although there can be no assurance thereof, we believe that for the remainder of 2005 each the Housekeeping and Food segments' revenues, as a percentage of consolidated revenues, will remain approximately the same as their respective percentages noted above. Furthermore, we expect the sources of growth for the remainder of 2005 for the respective operating segments will be primarily the same as historically experienced. Accordingly, although there can be no assurance thereof, the growth in the Food segment is expected to come from our current Housekeeping segment's client base, while growth in the Housekeeping segment will primarily come from obtaining new clients.

              2005 SECOND QUARTER COMPARED WITH 2004 SECOND QUARTER
              -----------------------------------------------------

The following table sets forth 2005 second quarter income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage increases of each compared to 2004 second quarter amounts.

                                                                                                Reportable Segments
                                                                                 -------------------------------------------------
                                                                                       Housekeeping                  Food
                                                     Percent     Corporate and   -----------------------    ----------------------
                                 Consolidated       increase     eliminations       Amount         %incr      Amount        %incr
                                 ------------       --------    -------------    ------------      ------   ----------     -------
Revenues                         $116,048,000         5.0%       $  (151,000)     $93,275,000       5.1%    $22,924,000      5.2%

Cost of services provided         101,385,000         4.2         (5,877,000)      85,123,000       4.8      22,139,000      5.3

Selling, general and
  administrative expense            8,109,000         4.5          8,109,000               --                        --

Income before income taxes          7,393,000        29.8         (1,544,000)       8,152,000       8.0         785,000       .8

REVENUES
--------

         Consolidated
         ------------
         Consolidated revenues increased 5.0% to $116,048,000 in the 2005 second quarter compared to $110,489,000 in the 2004 second quarter as a result of the factors discussed below under Reportable Segments.

         We have one client, a nursing home chain ("Significant Client"), which in the 2005 second quarter and the 2004 second quarter accounted for 19% and 21%, respectively, of consolidated revenues. During 2005, this client's Board of Directors voted to conduct an auction to sell the company, which is anticipated to be completed by year-end. Although we expect the relationship with this client to continue, the loss of such client would have a material adverse effect on our results of operations.

         Reportable Segments
         -------------------
         The Housekeeping segment's 5.1% net growth in reportable segment revenues is primarily a result of an increase in service agreements entered into with new clients.

         The Food segment's 5.2% net growth in reportable segment revenues is a result of providing this service to an increasing number of existing Housekeeping segment clients.

         We derived 18% and 26%, respectively, of the Housekeeping and Food segments' 2005 second quarter revenues from the Significant Client. Additionally, at both June 30, 2005 and December 31, 2004, amounts due from such client represented less than 1% of our accounts receivable balances. During 2005, this client's Board of Directors voted to conduct an auction to sell the company, which is anticipated to be completed by year-end. Although we expect the relationship with this client to continue, the loss of such client would have a material adverse effect on our results of operations.

COSTS OF SERVICES PROVIDED
--------------------------

         Consolidated
         -------------
         Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues for the 2005 second quarter decreased to 87.3 % from 88.1 % in the corresponding 2004 quarter. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance


         Cost of Services Provided-Key Indicators              2005 %            2004 %           (Decr) %
         ----------------------------------------              ------            ------           --------
         Bad debt provision                                       .2               .7               (.5)
         Workers' compensation and general
              liability insurance                                4.3              4.4               (.1)

         The decrease in bad debt provision resulted primarily from improved collection experience. The slight decrease in workers' compensation and general liability insurance is primarily a result of a small reduction in the current year's average claim cost.

         Reportable Segments
         -------------------
         Cost of services provided for the Housekeeping segment, as a percentage of Housekeeping segment revenues, for the 2005 second quarter decreased to 91.3% from 91.5% in the corresponding 2004 quarter. Cost of services provided for the Food segment, as a percentage of Food segment revenues, for the 2005 second quarter increased to 96.6% from 96.4% in the corresponding 2004 quarter.

         The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment's revenues, that we manage on a reportable segment basis in evaluating our financial performance:

         Cost of Services Provided-Key Indicators             2005 %            2004 %           Incr (Decr) %
         -----------------------------------------            ------            ------           -------------
         Housekeeping labor and other labor costs             82.4               82.5               (.1)
         Housekeeping segment supplies                         5.7                5.3                .4
         Food labor and other labor costs                     54.4               54.3                .1
         Food segment supplies                                37.3               37.1                .2

         The minor decrease in Housekeeping segment labor and other labor costs, as a percentage of Housekeeping segment revenues, resulted primarily from efficiencies achieved in managing such costs. The increase in Housekeeping segment supplies resulted primarily from vendor price increases.

          The minor increase in Food segment labor and other labor costs, as a percentage of Food segment revenues, resulted primarily from labor inefficiencies. The minor increase in Food segment supplies, as a percentage of Food segment revenues, is a result of vendor price increases.

CONSOLIDATED SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
--------------------------------------------------------

         Consistent with our 5.0% growth in consolidated revenues, selling, general and administrative expenses increased by 4.5% or $348,000. However, as a percentage of total consolidated revenues, these expenses remained constant at 7.0% in the 2005 second quarter as compared to the 2004 second quarter.

INCOME BEFORE INCOME TAXES
--------------------------

         Consolidated
         ------------
         As a result of the discussion above related to consolidated revenues, costs of services provided and selling, general and administrative expenses, consolidated income before income taxes for the 2005 second quarter increased to 6.4%, as a percentage of consolidated revenues, compared to 5.2% in the 2004 second quarter.

         Reportable Segments
         -------------------
         Housekeeping's 8.0% increase in income before income taxes is attributable to the improvement in the gross profit earned at the client facility level and the gross profit earned on the 5.1% increase in reportable segment revenues.

         Food segment income before income taxes increased .8% on a reportable segment basis which is attributable to both a modest improvement in gross profit earned at the client facility level and the gross profit earned on the 5.2% increase in reportable segment revenues.

CONSOLIDATED INVESTMENT AND INTEREST INCOME
-------------------------------------------

         Investment and interest income, as a percentage of consolidated revenues, was .7% in the 2005 second quarter compared to .3% in the 2004 second quarter. The increase is primarily attributable to higher average cash balances, as well as increased rates of return.

CONSOLIDATED INCOME TAXES
-------------------------

         Our effective tax rate at both June 30, 2005 and 2004 was 38%. Absent any significant change in federal, or state and local tax laws, we expect our effective tax rate for the remainder of 2005 to be approximately the same as realized in the 2005 second quarter. Our 38% effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes.

CONSOLIDATED NET INCOME
-----------------------

         As a result of the matters discussed above, consolidated net income for the 2005 second quarter increased to 4.0%, as a percentage of consolidated revenues, compared to 3.2% in the 2004 second quarter.

            2005 SIX MONTH PERIOD COMPARED WITH 2004 SIX MONTH PERIOD
            ---------------------------------------------------------

The following table sets forth, for the six month period ended June 30, 2005, income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage increases of each compared to the six month period ended June 30, 2004 amounts.

                                                                                                Reportable Segments
                                                                               ----------------------------------------------------
                                                                                      Housekeeping                     Food
                                                  Percent    Corporate and     ------------------------      ----------------------
                                Consolidated     increase     eliminations         Amount         %incr         Amount       %incr
                                ------------     --------    --------------    -------------      -----      -----------    -------
Revenues                        $230,743,000        6.3%       $ 839,000       $184,365,000        4.4%      $45,539,000      12.0%

Cost of services provided        201,155,000        5.4      (10,886,000)       167,932,000        4.2        44,109,000      12.0

Selling, general and
  administrative expense          16,538,000        4.8       16,538,000                 --                           --

Income before income taxes        14,269,000       29.2      ( 3,594,000)        16,433,000        7.1         1,430,000      12.0

REVENUES
--------
         Consolidated
         ------------
         Consolidated revenues increased 6.3% to $230,743,000 in the six month period ended June 30, 2005 compared to $217,111,000 in the same 2004 period as a result of the factors discussed below under Reportable Segments.

         In the six month periods ended June 30, 2005 and 2004 our Significant Client accounted for 19% and 21%, respectively, of consolidated revenues.

         Reportable Segments
         -------------------
         The Housekeeping segment's net 4.4% growth in reportable segment revenues is primarily a result of an increase in service agreements entered into with new clients.

         The Food segment's net 12.0% growth in reportable segment revenues is a result of providing this service to an increasing number of existing Housekeeping segment clients.

         We derived 18% and 26%, respectively, of the Housekeeping and Food segments' revenues for the six month period ended June 30, 2005 from the Significant Client noted above. Additionally, at both June 30, 2005 and December 31, 2004, amounts due from such client represented less than 1% of our accounts receivable balances.

COSTS OF SERVICES PROVIDED
--------------------------

         Consolidated
         ------------
         Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues for the six month period ended June 30, 2005 decreased to
87.2 % from 87.9 % in the corresponding 2004 period. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance

         Cost of Services Provided-Key Indicators               2005 %           2004 %           Incr (Decr) %
         ----------------------------------------               ------           ------           -------------
         Bad debt provision                                       .3               .8                  (.5)
         Workers' compensation and general
            liability insurance                                  4.3              4.2                   .1

         The decrease in bad debt provision resulted primarily from improved collection experience. The slight increase in workers' compensation and general liability insurance is primarily a result of a increased payments to plan claimants.

         Reportable Segments
         -------------------
         Cost of services provided for the Housekeeping segment, as a percentage of Housekeeping segment revenues, for the six month period ended June 30, 2005 decreased to 91.1% from 91.3% in the corresponding 2004 period. Cost of services provided for the Food segment, as a percentage of Food segment revenues was 96.9% for both the six month periods ended June 30, 2005 and 2004.

         The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment's revenues, that we manage on a reportable segment basis in evaluating our financial performance:

         Cost of Services Provided-Key Indicators             2005 %            2004 %        Incr (Decr) %
         ----------------------------------------             ------            ------        -------------
         Housekeeping  labor and other labor costs             82.1              82.3             (.2)
         Housekeeping segment supplies                          5.2               5.1              .1
         Food labor and other labor costs                      54.3              54.1              .2
         Food segment supplies                                 39.7              38.5             1.2

         The decrease in Housekeeping segment labor and other labor costs, as a percentage of Housekeeping segment revenues, resulted primarily from efficiencies achieved in managing such costs. The slight increase in Housekeeping segment supplies resulted primarily from vendor price increases.

          The increase in Food segment labor and other labor costs, as a percentage of Food segment revenues, resulted primarily from labor inefficiencies. The increase in Food segment supplies, as a percentage of Food segment revenues, is a result of vendor price increases. The increases in these key indicators were offset by decreases in the Food segment's other operating costs, resulting in cost of services provided, as a percentage of Food segment revenues, of 96.9% for both the six month periods ended June 30, 2005 and 2004

CONSOLIDATED SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
--------------------------------------------------------

         Although we achieved a 6.3% growth in consolidated revenues, selling, general and administrative expenses increased by only 4.8% or $763,000. However, as a percentage of consolidated revenues, these expenses decreased to 7.1% in the six month period ended June 30, 2005 as compared to 7.3% in the same 2004 period. The decrease is primarily attributable to our ability to control these expenses and comparing them to a greater revenue base in the current year.

INCOME BEFORE INCOME TAXES
--------------------------

         Consolidated
         ------------
         As a result of the discussion above related to consolidated revenues, costs of services provided and selling, general and administrative expenses, consolidated income before income taxes for the six month period ended June 30, 2005 increased to 6.2%, as a percentage of consolidated revenues, compared to 5.1% in the same 2004 period.

         Reportable Segments
         -------------------
         Housekeeping's 7.1% increase in income before income taxes, on a reportable segment basis, is attributable to the improvement in the gross profit earned at the client facility level and the gross profit earned on the 4.4% increase in reportable segment revenues.

         Food segment income before income taxes increased 12.0% on a reportable segment basis as a result of a modest improvement in gross profit earned at the client facility level and the gross profit earned on the 12.0% increase in reportable segment revenues.

CONSOLIDATED INVESTMENT AND INTEREST INCOME
-------------------------------------------

         Investment and interest income, as a percentage of consolidated revenues, was .5% in the six month period ended June 30, 2005 compared to .3% in the same 2004 period. The increase is primarily attributable to higher average cash balances, as well as increased rates of return.

CONSOLIDATED INCOME TAXES
-------------------------

         Our effective tax rate at both June 30, 2005 and 2004 was 38%. Absent any significant change in federal, or state and local tax laws, we expect our effective tax rate for the remainder of 2005 to be approximately the same as realized in the six month period ended June 30, 2005. Our 38% effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes.

CONSOLIDATED NET INCOME
-----------------------

         As a result of the matters discussed above, consolidated net income for the six month period ended June 30, 2005 increased to 3.8%, as a percentage of consolidated revenues, compared to 3.2% in the same 2004 period.

CRITICAL ACCOUNTING POLICIES
----------------------------

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

         The two policies discussed are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for our judgment in their application. There are also areas in which our judgment in selecting another available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which are included in our Annual Report for the year ended December 31, 2004, which contain accounting policies and other disclosures required by generally accepted accounting principles.

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

         At June 30, 2005, we identified accounts totaling $3,671,000 that require an Allowance for Doubtful Accounts based on potential impairment or loss of value. An Allowance for Doubtful Accounts totaling $2,289,000 was provided for these accounts at June 30, 2005. Actual collections of these accounts could differ from that which we currently estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance for Doubtful Accounts would decrease net income by $43,000.

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

         ACCRUED INSURANCE CLAIMS
         ------------------------
         We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers' compensation insurance, which comprise approximately 43% of our liabilities at June 30, 2005. Our accounting for this plan is affected by various uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We address these uncertainties by regularly evaluating our claims pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluations are based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/or industry trends result in an unfavorable change, it would have a material adverse effect on our results of operations and financial condition. Under these plans, pre-determined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.

         For workers' compensation, we record a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of our historical data and open claims. The present value of the payout is determined by applying an 8% discount factor against the estimated value of the claims over the estimated remaining pay-out period. Reducing the discount factor by 1% would reduce net income by approximately $50,000. Additionally, reducing the estimated payout period by six months would result in an approximate $103,000 reduction in net income.

         For general liability, we record a reserve for the estimated ultimate amounts to be paid for known claims.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2005, we had cash and cash equivalents of $82,533,000 and working capital of $138,539,000 compared to December 31, 2004 cash and cash equivalents and working capital of $74,847,000 and $125,012,000, respectively. We view our cash and cash equivalents as our principal measure of liquidity. Our current ratio at June 30, 2005 increased to 8.0 to 1 compared to 7.2 to 1 at December 31, 2004. This increase resulted primarily from higher cash and cash equivalents balances. On an historical basis, our operations have generally produced consistent cash flow and have required limited capital resources. We believe our current and near term cash flow positions will enable us to fund our continued anticipated growth.

         OPERATING ACTIVITIES
         --------------------
         The net cash provided by our operating activities was $9,178,000 for the six month period ended June 30, 2005. The principal sources of net cash flows from operating activities for the six month period ended June 30, 2005 were net income, including non-cash charges to operations for bad debt provisions and depreciation. Additionally, operating activities' cash flows were increased by the timing of payments under our various insurance plans of $1,169,000.The operating activity that used the largest amount of cash during the six month period ended June 30, 2005 was a net increase of $2,654,000 in accounts and notes receivable and long-term notes receivable resulting primarily from the 6.3% growth in the Company's six month period revenues.

         INVESTING ACTIVITIES
         --------------------
         Our principal use of cash in investing activities for the six month period ended June 30, 2005 was $992,000 for the purchase of housekeeping equipment, computer software and equipment, and laundry equipment installations. Under our current plans, which are subject to revision upon further review, it is our intention to spend an aggregate of $1,000,000 to $1,500,000 during the remainder of 2005 for such capital expenditures.

         FINANCING ACTIVITIES
         --------------------
         During 2005 we paid to shareholders regular cash dividends of $3,466,000 in the aggregate, equal to $.06 and $.07 per common share on February 11, 2005 and May 16, 2005, respectively. Additionally, on July 19, 2005, our Board of Directors declared a regular cash dividend of $.08 per common share to be paid on August 12, 2005 to shareholders of record as of July 29, 2005.

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

         During 2005, we received proceeds of $3,065,000 from the exercise of stock options by employees and directors.

         LINE OF CREDIT
         --------------
         We have an $22,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At June 30, 2005 and December 31, 2004, there were no borrowings under the line. However, at such dates, we had outstanding $17,925,000 and $15,925,000, respectively, of irrevocable standby letters of credit, which relate to payment obligations under our insurance programs. As a result of the letters of credit issued, the amount available under the line of credit was reduced by $17,925,000 and $15,925,000 at June 30, 2005 and December 31, 2004, respectively.

         The line of credit requires us to satisfy several financial covenants. Such covenants, and their respective status at June 30, 2005, were as follows:

        Covenant Description and Requirement                                  Status at June 30, 2005
-----------------------------------------------------------              -----------------------------------
Commitment coverage ratio: cash and cash                                 Commitment coverage is 4.6.
  equivalents must equal or exceed outstanding
  obligations under the line of  credit by a multiple of 2.

Tangible net worth: must exceed $107,000,000.                            Tangible net worth is $141,000,000.

         As noted above, we complied with all financial covenants at June 30, 2005 and expect to continue to remain in compliance with all such financial covenants. This line of credit expires on June 30, 2006. We believe the line of credit will be renewed at that time.

         ACCOUNTS AND NOTES RECEIVABLE
         -----------------------------
         We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. The Balance Budget Act of 1997 changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998, of a Medicare Prospective Payment System for skilled nursing facilities which significantly changed the reimbursement procedures and the amounts of reimbursement our clients receive. Many of our clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates. Therefore, they have been and continue to be adversely affected by changes in applicable laws and regulations, as well as other trends in the long-term care industry. This has resulted in certain of our clients filing for bankruptcy protection. Others may follow. These factors, in addition to delays in payments from clients have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At June 30, 2005 and December 31, 2004, we had $7,493,000 and $8,942,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

         We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $625,000 and $1,750,000 in the six month periods ended June 30, 2005 and 2004, respectively. These provisions represent approximately .3% and .9%, as a percentage of total revenues for such respective periods. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

         INSURANCE PROGRAMS
         ------------------
         We have a Paid Loss Retrospective Insurance Plan for general liability and workers' compensation insurance. Under these plans, pre-determined loss limits are arranged with an insurance company to limit both our per occurrence cash outlay and annual insurance plan cost.

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

         CAPITAL EXPENDITURES
         --------------------
         The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment purchases, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2005, we estimate that for the remainder of 2005 we will have capital expenditures of approximately $1,000,000 to $1,500,000 in connection with housekeeping equipment purchases and laundry and linen equipment installations in our clients' facilities, as well as expenditures relating to internal data processing hardware and software requirements. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our continued growth. However, should these sources not be sufficient, we would, if necessary, seek to obtain necessary working capital from such sources as long-term debt or equity financing.

         MATERIAL OFF-BALANCE SHEET ARRANGEMENTS
         ---------------------------------------
         We have no material off-balance sheet arrangements, other than our irrevocable standby letter of credit previously discussed.

         EFFECTS OF INFLATION
         --------------------
         Although there can be no assurance thereof, we believe that in most instances we will be able to recover increases in costs attributable to inflation by passing through such cost increases to our clients.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Our exposure to market risk is not significant.

ITEM 4. CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
         ------------------------------------------------
         Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this Form 10-Q, is reported in accordance with the Securities and Exchange Commission's (the "SEC") rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         As of the June 30, 2005 (the "Evaluation Date"), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon our evaluation, at the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to insure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and regulations.

         CHANGES IN INTERNAL CONTROLS
         ----------------------------
         There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

         CERTIFICATIONS
         --------------
         Certifications of the Principal Executive Officer and Principal Financial Officer regarding, among other items, disclosure controls and procedures are included as exhibits to this Form 10-Q.

PART II. Other Information
         -----------------

Item 1. Legal Proceedings. Not Applicable

Item 2. Changes in Securities. Not Applicable

Item 3. Defaults under Senior Securities. Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders Our Annual Meeting of Shareholders was held on May 24, 2005. The results were as follows.

        (1) All of management's nominees for directors were elected as follows:

                                        Shares Voted
               Director                    "FOR"                Withheld
            -------------------         ------------            ----------
            Daniel P. McCartney          8,423,977              5,203,754
            Barton D. Weisman           12,845,425                782,306
            Joseph F. McCartney          8,040,889              5,586,842
            Robert L. Frome              8,041,987              5,585,744
            Thomas A. Cook               8,335,032              5,292,699
            Robert J. Moss              12,534,461              1,093,270
            John M. Briggs              12,843,493                784,238

(2) Proposal to approve an amendment to the Company's 2002 Stock Option Plan was approved as follows:

             Shares Voted       Shares Voted         Shares          Broker
                "FOR"            "AGAINST"        "ABSTAINING"      Non-vote
             ------------       ------------      ------------      ---------
              8,428,015          1,263,999            11,467        3,924,249

(3) Proposal to approve and ratify selection of Grant Thornton LLP as the independent certified public accountants of the Company for its current fiscal year ending December 31, 2005 was approved as follows.

             Shares Voted       Shares Voted         Shares          Broker
                "FOR"            "AGAINST"        "ABSTAINING"      Non-vote
             ------------       ------------      ------------      ---------
              13,446,963          172,790             7,978           -0-

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

                                   HEALTHCARE SERVICES GROUP, INC.

July 22, 2005                      /s/ Daniel P. McCartney
---------------                    ------------------------------------------
Date                               DANIEL P. McCARTNEY,
                                   Chief Executive Officer

July 22, 2005                      /s/ Thomas A. Cook
---------------                    ------------------------------------------
Date                               THOMAS A. COOK,  President and
                                   Chief Operating Officer

July 22, 2005                      /s/ James L. DiStefano
---------------                    ------------------------------------------
Date                               JAMES L. DiSTEFANO, Chief Financial
                                   Officer and Treasurer

July 22, 2005                      /s/ Richard W. Hudson
---------------                    ------------------------------------------
Date                               RICHARD W. HUDSON, Vice President-Finance,
                                   Secretary and Chief Accounting Officer