Form 10-Q
period 2005-09-30
HEALTHCARE SERVICES GROUP INC
filed 2005-10-24
CIK 731012

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2005            Commission File Number  0-120152

                         HEALTHCARE SERVICES GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                     23-2018365
  --------------------------------                 ----------------------------
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

                                 YES X       NO
                                    ---

Number of shares of common stock, issued and outstanding as of October 21, 2005 is 26,903,000

                               Total of 33 Pages

                                      INDEX
                                      -----

PART I.                         FINANCIAL INFORMATION                                                     PAGE NO.
                                ---------------------                                                     --------

Item 1.                 Financial Statements (Unaudited)

                        Consolidated Balance Sheets as of
                        September 30, 2005 and  December 31, 2004                                            2

                        Consolidated Statements of Income for the Three Months Ended September
                        30, 2005 and September 30, 2004
                                                                                                             3
                        Consolidated Statements of Income for the Nine Months Ended September
                        30, 2005 and September 30, 2004                                                      4

                        Consolidated Statements of Cash Flows for the Nine Months ended
                        September 30, 2005 and September 30, 2004                                            5

                        Consolidated Statement of Stockholders' Equity for the Nine Months
                        Ended September 30, 2005
                                                                                                             6

                        Notes To Consolidated Financial Statements                                        7 - 13

Item 2.                 Management's  Discussion and Analysis of Financial Condition and
                        Results Of Operations                                                             13 - 27

Item 3.                 Quantitative and Qualitative Disclosure About Market Risk

                        Controls and Procedures                                                             27
Item 4.
                                                                                                            27
Part II.                                           Other Information
Item 1.                 Legal Proceedings                                                                   28
Item 2.                 Changes in Securities, Use of Proceeds                                              28
                        and Issuer Purchases of Equity Securities
Item 3.                 Defaults Upon Senior Securities                                                     28
Item 4.                 Submission of Matters to a Vote of Security                                         28
                        Holders
Item 5.                 Other Information                                                                   28
Item 6.                 Exhibits                                                                            28
                        Signatures                                                                          29

CONSOLIDATED BALANCE SHEETS

                                                                          (Unaudited)
                                                                          September 30,      December 31,
                                                                              2005              2004
                                                                         ---------------------------------
ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                        $   91,703,000     $   74,847,000
        Accounts and notes receivable, less allowance for
          doubtful accounts of $2,488,000 in 2005 and $1,869,000 in 2004     59,315,000         55,725,000
        Inventories and supplies                                             11,458,000         11,015,000
        Deferred income taxes                                                   669,000            574,000
        Prepaid expenses and other                                            3,691,000          3,110,000
                                                                         --------------     --------------
            Total current assets                                            166,836,000        145,271,000
PROPERTY AND EQUIPMENT:
        Laundry and linen equipment installations                             2,391,000          2,329,000
        Housekeeping and office equipment                                    14,789,000         13,987,000
        Autos and trucks                                                         80,000             80,000
                                                                         --------------     --------------
                                                                             17,260,000         16,396,000
        Less accumulated depreciation                                        12,442,000         11,592,000
                                                                         --------------     --------------
                                                                              4,818,000          4,804,000
NOTES RECEIVABLE- long term portion, net of discount                          4,084,000          5,557,000
DEFERRED COMPENSATION FUNDING                                                 5,125,000          4,062,000
DEFERRED INCOME TAXES- long term portion                                      6,084,000          5,563,000
GOODWILL AND OTHER NONCURRENT ASSETS                                          1,708,000          1,707,000
                                                                         --------------     --------------
                                                                         $  188,655,000     $  166,964,000
                                                                         ==============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
        Accounts payable                                                 $    7,814,000     $    7,272,000
        Accrued payroll, accrued and withheld payroll taxes                  12,671,000          6,110,000
        Other accrued expenses                                                2,413,000          1,692,000
        Income taxes payable                                                  1,151,000          1,016,000
        Accrued insurance claims                                              4,487,000          4,169,000
                                                                         --------------     --------------
            Total current liabilities                                        28,536,000         20,259,000

ACCRUED INSURANCE CLAIMS- long term portion                                  10,471,000         10,227,000
DEFERRED COMPENSATION LIABILITY                                               6,375,000          5,018,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
        Common stock, $.01 par value: 67,500,000 shares authorized,
          28,505,000 shares issued in 2005 and 27,761,000 in 2004               285,000            277,000
        Additional paid in capital                                           46,760,000         39,374,000
        Retained earnings                                                   109,258,000        101,279,000
        Common stock in treasury, at cost, 1,624,000 shares in
          2005 and 1,488,000 in 2004                                        (13,030,000)        (9,470,000)
                                                                         --------------     --------------
        Total stockholders' equity                                          143,273,000        131,460,000
                                                                         --------------     --------------
                                                                         $  188,655,000     $  166,964,000
                                                                         ==============     ==============

        See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME
        (UNAUDITED)

                                                                    FOR THE THREE MONTHS ENDED SEPT 30,
                                                                        2005                   2004
                                                                    -------------         -------------

   Revenues                                                         $ 117,684,000         $ 112,324,000
   Operating costs and expenses:
     Costs of services provided                                       102,884,000            98,644,000
     Selling, general and administrative                                8,024,000             7,967,000
   Other Income:
     Investment and interest income                                       923,000               293,000
                                                                    -------------         -------------

   Income before income taxes                                           7,699,000             6,006,000

   Income taxes                                                         2,925,000             2,282,000
                                                                    -------------         -------------

   Net Income                                                       $   4,774,000         $   3,724,000
                                                                    =============         =============

   Basic earnings per common share                                  $        0.18         $        0.14
                                                                    =============         =============

   Diluted earnings per common share                                $        0.17         $        0.14
                                                                    =============         =============

   Cash dividends per common share                                  $        0.08         $        0.05
                                                                    =============         =============

   Basic weighted average number of
     common shares outstanding                                         27,079,000            26,090,000
                                                                    =============         =============

   Diluted weighted average number of
     common shares outstanding                                         28,414,000            27,520,000
                                                                    =============         =============


   See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                    FOR THE NINE MONTHS ENDED SEPT 30,
                                                                         2005                 2004
                                                                    -------------         -------------

Revenues                                                            $ 348,426,000         $ 329,435,000
Operating costs and expenses:
   Costs of services provided                                         304,039,000           289,433,000
   Selling, general and administrative                                 24,562,000            23,742,000
Other Income:
   Investment and interest income                                       2,142,000               792,000
                                                                    -------------         -------------

Income before income taxes                                             21,967,000            17,052,000

Income taxes                                                            8,347,000             6,480,000
                                                                    -------------         -------------

Net Income                                                          $  13,620,000         $  10,572,000
                                                                    =============         =============

Basic earnings per common share                                     $        0.51         $        0.40
                                                                    =============         =============

Diluted earnings per common share                                   $        0.48         $        0.38
                                                                    =============         =============

Cash dividends per common share                                     $        0.21         $        0.12
                                                                    =============         =============

Basic weighted average number of
   common shares outstanding                                           26,861,000            26,180,000
                                                                    =============         =============

Diluted weighted average number of
   common shares outstanding                                           28,286,000            27,625,000
                                                                    =============         =============

   See accompanying notes.

          CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED)

                                                                         FOR THE NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                    -----------------------------------
                                                                         2005                 2004
                                                                    -------------         -------------
Cash flows from operating activities:
   Net Income                                                       $  13,620,000         $  10,572,000
     Adjustments to reconcile net income
        to net cash provided by operating activities:
          Depreciation                                                  1,400,000             1,395,000
          Bad debt provision                                              875,000             2,600,000
          Deferred income taxes benefit                                  (616,000)             (599,000)
          Tax benefit of stock option transactions                      2,920,000             1,688,000
          Unrealized loss on deferred compensation
               fund investments                                          (469,000)              (74,000)
     Changes in operating assets and liabilities:
          Accounts and notes receivable                                (4,465,000)           (1,748,000)
          Prepaid income taxes                                                 --              (238,000)
          Inventories and supplies                                       (442,000)             (312,000)
          Notes receivable- long term portion                           1,472,000             3,221,000
          Deferred compensation funding                                  (593,000)             (628,000)
          Accounts payable and other accrued expenses                   1,263,000               814,000
          Accrued payroll, accrued and withheld payroll taxes           7,203,000            (3,150,000)
          Accrued insurance claims                                        561,000             1,401,000
          Deferred compensation liability                               1,358,000             1,034,000
          Income taxes payable                                            136,000              (179,000)
          Prepaid expenses and other assets                              (582,000)           (1,276,000)
                                                                    -------------         -------------
               Net cash provided by operating activities               23,641,000            14,521,000
Cash flows from investing activities:
   Disposals of fixed assets                                               40,000               266,000
   Additions to property and equipment                                 (1,455,000)           (1,885,000)
                                                                    -------------         -------------
               Net cash used in investing activities                   (1,415,000)           (1,619,000)
Cash flows from financing activities:
   Treasury stock transactions in benefit plans                          (174,000)                   --
   Dividends paid                                                      (5,641,000)           (3,195,000)
   Purchase of treasury stock                                          (3,857,000)           (5,999,000)
   Reissuance of treasury stock pursuant to Dividend
             Reinvestment Plan                                             24,000                 6,000
   Proceeds from the exercise of stock options                          4,278,000             3,295,000
                                                                    -------------         -------------
               Net cash used in financing activities                   (5,370,000)           (5,893,000)
                                                                    -------------         -------------

Net increase in cash and cash equivalents                              16,856,000             7,009,000

Cash and cash equivalents at beginning of the period                   74,847,000            64,181,000
                                                                    -------------         -------------

Cash and cash equivalents at end of the period                      $  91,703,000         $  71,190,000
                                                                    =============         =============

Supplementary Cash Flow Information:
Issuance of 90,000 shares of Common Stock in 2005 and
  72,000 shares of Common Stock in 2004 pursuant to
  Employee Stock Plans                                              $     643,000         $     366,000
                                                                    =============         =============

   See accompanying notes.

Consolidated Statements of Stockholders' Equity
(Unaudited)                                                  For the Nine Months Ended September 30, 2005
                                                             --------------------------------------------

                                                                       Additional                                       Total
                                               Common Stock             Paid-in        Retained        Treasury      Stockholders'
                                           Shares          Amount       Capital        Earnings          Stock          Equity
                                        ------------     ---------   ------------   -------------    ------------    -------------
Balance, December 31, 2004                27,761,000     $ 277,000   $ 39,374,000   $ 101,279,000    ($ 9,470,000)   $ 131,460,000


Net income for the period                                                              13,620,000                       13,620,000

Exercise of stock options                    728,000         7,000      4,271,000                                        4,278,000

Tax benefit arising from stock option
  transactions                                                          2,920,000                                        2,920,000

Purchase of treasury stock (218,000 shares)                                                            (3,857,000)      (3,857,000)

Shares purchased and shares sold in
  employee Deferred Compensation Plan
  and other benefit plans (9,000 shares)                                                                 (174,000)        (174,000)

Shares issued pursuant to Employee
  Stock Plans (90,000 shares)                 16,000         1,000        181,000                         461,000          643,000

Cash dividends - $.21 per common share                                                 (5,641,000)                      (5,641,000)

Shares issued pursuant to Dividend
  Reinvestment Plan (1,000 shares)                                         14,000                          10,000           24,000

                                        ------------     ---------   ------------   -------------    ------------    -------------
Balance, September 30, 2005               28,505,000    $  285,000   $ 46,760,000   $ 109,258,000   ($ 13,030,000)   $ 143,273,000
                                        ------------     ---------   ------------   -------------    ------------    -------------

   See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)

NOTE 1 - BASIS OF REPORTING

         The accompanying financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. However, in our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 2004 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 2004. The financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the quarter and nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year.

NOTE 2 - THREE-FOR-TWO STOCK SPLIT

         On April 19, 2005, our Board of Directors approved a three-for-two stock split in the form of a 50% common stock dividend which was paid on May 2, 2005 to shareholders of record on April 29, 2005. All share and earnings per common share information for all periods presented in this report have been adjusted to reflect the three-for-two stock split.

NOTE 3 - OTHER CONTINGENCIES

         We have a $22,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable on demand. At September 30, 2005 and December 31, 2004, there were no borrowings under the line of credit. However, at such dates, we had outstanding $17,925,000 and $15,925,000, respectively, of irrevocable standby letters of credit which relate to payment obligations under our insurance programs. As a result of the letters of credit issued, the amount available under the line of credit was reduced by $17,925,000 and $15,925,000 at September 30, 2005 and December 31, 2004, respectively. The line of credit requires us to satisfy several financial covenants. We complied with all financial covenants at both September 30, 2005 and December 31, 2004 and expect to continue to remain in compliance with all such financial covenants. This line of credit expires on June 30, 2006. We believe the line of credit will be renewed at that time.

         We provide our services in 44 states and we are subject to numerous local taxing jurisdictions within those states. Consequently, the taxability of our services is subject to various interpretations within these jurisdictions. In the ordinary course of business, a jurisdiction may contest our reporting positions with respect to the application of its tax code to our services, which may result in additional tax liabilities. As of September 30, 2005 and December 31, 2004 we have unsettled tax assessments (including interest to date) from various state taxing authorities of $2,900,000 ($1,900,000, net of federal income taxes) and $2,800,000 ($1,800,000, net of federal income taxes), respectively. With respect to these assessments, we have recorded a reserve at both September 30, 2005 and December 31, 2004 of $900,000 ($590,000 net of federal income taxes). On October 6, 2005 we executed a closing agreement with a state's revenue services department settling a $2,400,000 assessment (including interest) resulting from the state's audit of our sales and use tax filings for the period July 1, 1999 through June 30, 2003. The closing agreement settlement, among other understandings, provides for a payment by us of $700,000 (including interest) in connection with the audit assessment. Such payment when paid was charged to the aforementioned reserve.

         With respect to other remaining outstanding assessments of $500,000 ($325,000 net of federal income taxes), we intend to vigorously defend our positions that the assessments are without merit. In other tax matters, because of the uncertainties related to both the probable outcome and amount of probable assessment due, we are unable to make a reasonable estimate of a liability. We do not expect the resolution of any of these matters, taken individually or in the aggregate, to have a material adverse effect on our financial position or results of operations.

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

         Differences between the reportable segments' operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions, as well as transactions between reportable segments and our warehousing and distribution subsidiary. Additionally, included in the differences between the reportable segments' operating results and other disclosed data are amounts attributable to our investment holding company subsidiary. This subsidiary does not transact any business with the reportable segments. Segment amounts reported are prior to any elimination entries made in consolidation.

         The Housekeeping segment provides services in Canada, although essentially all of its revenues and net income, 99% in both categories, are earned in one geographic area, the United States. Food services are provided solely in the United States.

                                       Housekeeping         Food           Corporate and
                                         services          services         eliminations          Total
                                       -------------       --------        --------------         -----
Quarter Ended Sept 30,
        2005
----------------------
Revenues                              $ 95,155,000       $23,772,000      $(1,243,000)         $117,684,000
Income before income
   taxes                              $  7,738,000       $   477,000      $  (516,000)(1)      $  7,699,000

Quarter Ended Sept 30,
        2004
----------------------
Revenues                              $ 90,190,000       $23,228,000      $(1,094,000)         $112,324,000
Income before income
   taxes                              $  7,113,000       $   234,000      $(1,341,000)(1)      $  6,006,000

Nine months Ended
 Sept 30, 2005
-----------------
Revenues                              $279,519,000       $69,310,000      $  (403,000)         $348,426,000
Income before income
   taxes                              $ 24,171,000       $ 1,907,000      $(4,111,000)(1)      $ 21,967,000

Nine Months Ended
  Sept 30, 2004
-----------------
Revenues                              $266,755,000       $63,877,000      $(1,197,000)         $329,435,000
Income before income
   taxes                              $ 22,459,000       $ 1,510,000      $(6,917,000)(1)      $ 17,052,000

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

         TOTAL REVENUES FROM CLIENTS
         The following revenues earned from clients differ from segment revenues reported above due to the inclusion of adjustments used for segment reporting purposes by management. We earned total revenues from clients in the following service categories:

                                     For the Quarter Ended September 30,
                               -----------------------------------------------
                                  2005                                2004
                                  ----                                ----
Housekeeping services          $ 66,291,000                      $  62,688,000
Laundry and linen services       27,588,000                         26,465,000
Food Services                    23,245,000                         22,596,000
Maintenance services
     and Other                      560,000                            575,000
                               ------------                       ------------
                               $117,684,000                       $112,324,000
                               ============                       ============

                                    For the Nine Months Ended September 30,
                               ------------------------------------------------
                                  2005                                2004
                                  ----                                ----
Housekeeping services          $196,235,000                       $186,300,000
Laundry and linen services       82,047,000                         78,852,000
Food Services                    68,312,000                         62,706,000
Maintenance services
     and Other                    1,832,000                          1,577,000
                               ------------                       ------------
                               $348,426,000                       $329,435,000
                               ============                       ============

         MAJOR CLIENT
         ------------
         We have one client, a nursing home chain, which in the nine month periods ended September 30, 2005 and 2004 accounted for 19% and 20%, respectively, of consolidated revenues. In the nine month period ended September 30, 2005, we derived 18% and 26%, respectively, of the Housekeeping and Food segment's revenues from such client. According to public filings, during 2005, this client's Board of Directors agreed to conduct an auction to sell the company. The auction was completed and the client entered into a merger agreement on August 16, 2005. At the present time, the purchaser has not met all of its financing commitments and was given an extension to November 18, 2005 to meet such commitments. The client has the right to explore other strategic options until the purchaser meets its financial commitments. In the event the sale to this purchaser is not completed, the client's Board of Directors will continue to pursue a sale of the company. Although we expect to continue our relationship with this client or its successor, there can be no assurance thereof, and the loss of such client would have a material adverse effect on the results of operations of our two operating segments.

NOTE 5 - EARNINGS PER COMMON SHARE
         A reconciliation of the numerator and denominator of basic and diluted earnings per common share is as follows:

                                                        Quarter Ended September 30, 2005
                                                ---------------------------------------------------
                                                 Income                Shares            Per-share
                                                (Numerator)        (Denominator)           Amount
                                                -----------        -------------          --------
Net income                                      $4,774,000
                                                ==========
Basic earnings per
      common share                              $4,774,000          27,079,000         $      .18
Effect of dilutive securities:
       Options                                                       1,335,000               (.01)
                                                ----------          ----------         ----------
Diluted earnings per
       common share                             $4,774,000          28,414,000         $      .17
                                                ==========          ==========         ==========

                                                        Quarter Ended September 30, 2004
                                                ---------------------------------------------------
                                                 Income                Shares            Per-share
                                                (Numerator)         (Denominator)          Amount
                                                -----------        -------------          --------
Net income                                      $3,724,000
                                                ==========
Basic earnings per
      common share                              $3,724,000          26,090,000         $      .14
Effect of dilutive securities:
       Options                                                       1,430,000
                                                ----------          ----------         ----------
Diluted earnings per
       common share                             $3,724,000          27,520,000         $      .14
                                                ==========          ==========         ==========

                                                         Nine Months Ended September 30, 2005
                                                ---------------------------------------------------
                                                 Income               Shares              Per-share
                                               (Numerator)         (Denominator)           Amount
                                                -----------        -------------          --------
Net income                                      $ 13,620,000
                                                ============
Basic earnings per
      common share                              $ 13,620,000        26,861,000         $      .51
Effect of dilutive securities:
       Options                                                       1,425,000               (.03)
                                                ------------        ----------         ----------
Diluted earnings per
       common share                             $ 13,620,000        28,286,000         $      .48
                                                ============        ==========         ==========

                                                         Nine Months Ended September 30, 2004
                                                ---------------------------------------------------
                                                 Income                Shares            Per-share
                                               (Numerator)          (Denominator)         Amount
Net income                                       $10,572,000
Basic earnings per
      common share                               $10,572,000        26,180,000        $      .40
Effect of dilutive securities:
       Options                                                       1,445,000              (.02)
                                                ------------        ----------         ----------
Diluted earnings per
       common share                              $10,572,000        27,625,000         $      .38
                                                ============        ==========         ==========

         No outstanding options were excluded from the computation of diluted earnings per common share for either of the three or nine month period ended September 30, 2005 or September 30, 2004 as none have an exercise price in excess of the average market value of our common stock during such periods.

NOTE 6 - STOCK BASED COMPENSATION

         At September 30, 2005, we had stock based compensation plans. As permitted by the Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation", we account for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair market value of our stock and the exercise price of the option. No stock based employee compensation cost is reflected in net income, as all options granted under our plans had an exercise price equal to the market value of the underlying common stock at the date of grant. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

         The following table illustrates the effect on net income and earnings per common share if we had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation:

                                                                                    Quarter Ended September 30,
                                                                                -------------------------------------
                                                                                   2005                     2004
                                                                                   ----                     ----
Net Income
         As reported                                                            $4,774,000                $3,724,000
Deduct:
         Total stock based employee compensation
         expense determined under fair value based
         method for all awards, net of related tax effects                            (-0-)                     (-0-)
Pro forma net income                                                            $4,774,000                $3,724,000
                                                                                ==========                ==========

Basic Earnings Per Common Share
         As reported                                                            $    .18                  $    .14
         Pro forma                                                              $    .18                  $    .14
Diluted Earnings Per Common Share
         As reported                                                            $    .17                  $    .14
         Pro forma                                                              $    .17                  $    .14

                                                                           Nine Months Ended September 30,
                                                                         ------------------------------------
                                                                              2005                   2004
                                                                              ----                   ----
Net Income
         As reported                                                      $13,620,000             $10,572,000
Deduct:
         Total stock based employee compensation
         expense determined under fair value based
         method for all awards, net of related tax effects                 (1,699,000)             (1,279,000)
                                                                          -----------             -----------
Pro forma net income                                                      $11,921,000             $ 9,293,000
                                                                          ===========             ===========

Basic Earnings Per Common Share
         As reported                                                      $    .51                $    .40
         Pro forma                                                        $    .44                $    .35
Diluted Earnings Per Common Share
         As reported                                                      $    .48                $    .38
         Pro forma                                                        $    .42                $    .34

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (the "FASB") issued a revision of Financial Accounting Standards No. 123 ("SFAS 123R") which requires all share-based payments to employees to be recognized in the income statement based on their fair values. Our option grants to employees, non-employees and directors, as well as common stock issued pursuant to our Employee Stock Purchase Plan will represent share-based payments. We expect to calculate the fair value of share-based payments under SFAS 123R on a basis substantially consistent with the fair value approach of SFAS 123. We plan to adopt SFAS 123R in our fiscal year beginning January 1, 2006. We expect the adoption of SFAS 123R will have a material impact on our financial statements in that fiscal year, but we cannot reasonably estimate the impact of adoption because we expect certain assumptions that can materially affect the calculation of the value of share-based payments to recipients to change between now and the time of adoption.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
         ---------------------------------------------------------
         This report includes forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; one client accounting for approximately 19% of revenues in the nine month period ended September 30, 2005 (such client's Board of Directors is pursuing a sale of the company, which sale could be completed by year-end- see Note 4, "Major Client" above); our claims experience related to workers' compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, including state and local regulations pertaining to the taxability of our services; and the risk factors described in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004 and in
Part I thereof under "Government Regulation of Clients", "Competition" and "Service Agreements/Collections". Many of our clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which have been and continue to be adversely affected by the change in Medicare payments under the 1997 enactment of the Medicare Prospective Payment System. That change, and the lack of substantive reimbursement funding rate reform legislation, as well as other trends in the long-term care industry have resulted in certain of our clients filing for bankruptcy protection. Others may follow. Any decisions by the government to discontinue or adversely modify legislation related to reimbursement funding rates will have a material adverse effect on our clients. These factors, in addition to delays in payments from clients have resulted in and could continue to result in significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing services could not be passed on to our clients.

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

RESULTS OF OPERATIONS
The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our results of operations. This discussion should be read in conjunction with our financial statements as of September 30, 2005 and December 31, 2004 and the notes accompanying those financial statements.

         OVERVIEW
         --------
         We provide housekeeping, laundry, linen, facility maintenance and food services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe that we are the largest provider of housekeeping and laundry services to the long-term care industry in the United States, rendering such services to approximately 1,700 facilities in 44 states as of September 30, 2005. Although we do not directly participate in any government reimbursement programs, our clients' reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

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

CONSOLIDATED OPERATIONS
-----------------------
         The following table sets forth, for the periods indicated, the percentage which certain items bear to consolidated revenues:

                                                            Relation to Consolidated Revenues
                                                For the Quarter Ended Sept 30, For the Nine Months Ended Sept 30,
                                                -----------------------------------------------------------------
                                                  2005                 2004            2005                 2004
                                                  ----                 ----            ----                 ----
Revenues                                         100.0%               100.0%          100.0%               100.0%
Operating costs and expenses:
  Costs of services provided                      87.4                 87.8            87.3                 87.8
Selling, general and
     administration                                6.8                  7.1             7.0                  7.2
Investment and interest income                      .8                   .2              .6                   .2
                                                  ----                 ----            ----                 ----
Income before income taxes                         6.6                  5.3             6.3                  5.2
Income taxes                                       2.5                  2.0             2.4                  2.0
                                                  ----                 ----            ----                 ----
Net income                                         4.1%                 3.3%            3.9%                 3.2%
                                                  ====                 ====            ====                 ====

         Subject to the factors noted in the Cautionary Statement Regarding Forward Looking Statements included in this report, we anticipate our financial performance for the remainder of 2005 to be comparable to the nine month period ended September 30, 2005 percentages presented in the above table as they relate to consolidated revenues.

        Housekeeping is our largest and core reportable segment, representing approximately 80% of consolidated revenues for both the quarter and nine month period ended September 30, 2005. Food segment revenues represented approximately 20% of consolidated revenues for both the quarter and nine month period ended September 30, 2005.

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

         2005 THIRD QUARTER COMPARED WITH 2004 THIRD QUARTER
         ---------------------------------------------------

The following table sets forth 2005 third quarter income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage increases of each compared to 2004 third quarter amounts.

                                                                                                Reportable Segments
                                                                                  -----------------------------------------------
                                                Percent        Corporate and           Housekeeping                   Food
                               Consolidated     increase        eliminations        Amount       %incr          Amount      %incr
                               ------------     --------       --------------     -----------    -----        -----------   -----
Revenues                       $117,684,000       4.8%         $(1,243,000)       $95,155,000     5.5%        $23,772,000    2.3%

Cost of services provided       102,884,000       4.3           (7,828,000)        87,417,000     5.2          23,295,000    1.3

Selling, general and
  administrative expense          8,024,000        .7            8,024,000                 --                          --

Income before income taxes        7,699,000      28.2             (516,000)         7,738,000     8.8             477,000  103.7

REVENUES
--------
         Consolidated
         ------------
         Consolidated revenues increased 4.8% to $117,684,000 in the 2005 third quarter compared to $112,324,000 in the 2004 third quarter as a result of the factors discussed below under Reportable Segments.

         We have one client, a nursing home chain ("Significant Client"), which in the 2005 third quarter and the 2004 third quarter accounted for 19% and 20%, respectively, of consolidated revenues. According to public filings, during 2005, this client's Board of Directors agreed to conduct an auction to sell the company. The auction was completed and the client entered into a merger agreement on August 16, 2005. At the present time, the purchaser has not met all of its financing commitments and was given an extension to November 18, 2005 to meet such commitments. The client has the right to explore other strategic options until the purchaser meets its financial commitments. In the event the sale to this purchaser is not completed, the client's Board of Directors will continue to pursue a sale of the company. Although we expect to continue our relationship with this client or its successor, there can be no assurance thereof, and the loss of such client would have a material adverse effect on our results of operations.

         Reportable Segments
         -------------------
         The Housekeeping segment's 5.5% net growth in reportable segment revenues is primarily a result of an increase in service agreements entered into with new clients.

         The Food segment's 2.3% net growth in reportable segment revenues is a result of providing this service to an increasing number of existing Housekeeping segment clients.

         We derived 17% and 26%, respectively, of the Housekeeping and Food segments' 2005 third quarter revenues from the Significant Client. Additionally, at both September 30, 2005 and December 31, 2004, amounts due from such client represented less than 1% of our accounts receivable balances.

COSTS OF SERVICES PROVIDED
--------------------------

         Consolidated
         ------------
         Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues for the 2005 third quarter decreased to 87.4 % from 87.8 % in the corresponding 2004 quarter. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance

         Cost of Services Provided-Key Indicators               2005 %            2004 %             Incr (Decr) %
         ----------------------------------------               ------            ------             -------------
         Bad debt provision                                       .2               .8                     (.6)
         Workers' compensation and general
              liability insurance                                3.6              3.1                      .5

         The decrease in bad debt provision resulted primarily from improved collection experience. The increase in workers' compensation and general liability insurance is primarily a result of increased payments to claimants.

         Reportable Segments
         -------------------
         Cost of services provided for the Housekeeping segment, as a percentage of Housekeeping segment revenues, for the 2005 third quarter decreased to 91.9% from 92.1% in the corresponding 2004 quarter. Cost of services provided for the Food segment, as a percentage of Food segment revenues, for the 2005 third quarter decreased to 98.0% from 99.0% in the corresponding 2004 quarter.

         The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment's revenues, that we manage on a reportable segment basis in evaluating our financial performance:

         Cost of Services Provided-Key Indicators             2005 %            2004 %           Incr (Decr) %
         ----------------------------------------             ------            ------           -------------
         Housekeeping  labor and other labor costs             82.9              83.0                  (.1)
         Housekeeping segment supplies                          5.7               5.3                   .4
         Food labor and other labor costs                      55.7              55.5                   .2
         Food segment supplies                                 37.5              39.3                 (1.8)

         The minor decrease in Housekeeping segment labor and other labor costs, as a percentage of Housekeeping segment revenues, resulted primarily from efficiencies achieved. The increase in Housekeeping segment supplies resulted primarily from vendor price increases.

          The minor increase in Food segment labor and other labor costs, as a percentage of Food segment revenues, resulted primarily from labor inefficiencies. The decrease in Food segment supplies, as a percentage of Food segment revenues, is a result of price decreases in vendor purchasing agreements.

CONSOLIDATED SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
--------------------------------------------------------

         Consistent with our 4.8% growth in consolidated revenues, selling, general and administrative expenses increased by .7% or $57,000. However, as a percentage of total consolidated revenues, these expenses decreased to 6.8% in the 2005 third quarter as compared to 7.1% in the 2004 third quarter. The decrease is primarily attributable to our ability to control these expenses and comparing them to a greater revenue base in the current period.


INCOME BEFORE INCOME TAXES
--------------------------

         Consolidated
         ------------
         As a result of the growth in revenues and expenses discussed above, consolidated income before income taxes for the 2005 third quarter increased to
6.6 %, as a percentage of consolidated revenues, compared to 5.3% in the 2004 third quarter.

         Reportable Segments
         -------------------
         Housekeeping's 8.8% increase in income before income taxes is attributable to the improvement in the gross profit earned at the client facility level and the gross profit earned on the 5.5% increase in reportable segment revenues.

         Food segment income before income taxes increased over 103% on a reportable segment basis which is primarily attributable to an improvement in the gross profit earned at the client facility level and the gross profit earned on the 2.3% increase in reportable segment revenues.

CONSOLIDATED INVESTMENT AND INTEREST INCOME
-------------------------------------------

         Investment and interest income, as a percentage of consolidated revenues, was .8% in the 2005 third quarter compared to .2% in the 2004 third quarter. The increase is attributable to improved rates of return on the higher cash and cash equivalents' average balance and the increase in market value of the investments held in our Deferred Compensation Fund.

CONSOLIDATED INCOME TAXES
-------------------------

         Our effective tax rate at both September 30, 2005 and 2004 was 38%. Absent any significant change in federal, or state and local tax laws, we expect our effective tax rate for the remainder of 2005 to be approximately the same as realized in the 2005 third quarter. Our 38% effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes.

CONSOLIDATED NET INCOME

         As a result of the matters discussed above, consolidated net income for the 2005 third quarter increased to 4.1%, as a percentage of consolidated revenues, compared to 3.3% in the 2004 third quarter.


         2005 NINE MONTH PERIOD COMPARED WITH 2004 NINE MONTH PERIOD

The following table sets forth, for the nine month period ended September 30, 2005, income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage increases of each compared to the nine month period ended September 30, 2004 amounts.

                                                                                                Reportable Segments
                                                                                  -----------------------------------------------
                                                 Percent          Corporate and           Housekeeping             Food
                               Consolidated     increase          eliminations         Amount       %incr     Amount       %incr
                               ------------     --------          -------------        ------       -----     ------       -----
Revenues                       $348,426,000        5.8%          $   (403,000)     $279,519,000      4.8%   $69,310,000      8.5%
Cost of services provided       304,039,000        5.0            (18,712,000)      255,348,000      4.5     67,403,000      8.1

Selling, general and
  administrative expense         24,562,000        3.5             24,562,000                --                      --

Income before income taxes       21,967,000       28.8             (4,111,000)       24,171,000      7.6      1,907,000     26.2


REVENUES
--------

         Consolidated
         ------------
         Consolidated revenues increased 5.8% to $348,426,000 in the nine month period ended September 30, 2005 compared to $329,435,000 in the same 2004 period as a result of the factors discussed below under Reportable Segments.

         In the nine month periods ended September 30, 2005 and 2004 our Significant Client accounted for 19% and 20%, respectively, of consolidated revenues.

         Reportable Segments
         -------------------
         The Housekeeping segment's net 4.8% growth in reportable segment revenues is primarily a result of an increase in service agreements entered into with new clients.

         The Food segment's net 8.5% growth in reportable segment revenues is a result of providing this service to an increasing number of existing Housekeeping segment clients.

         We derived 18% and 26%, respectively, of the Housekeeping and Food segments' revenues for the nine month period ended September 30, 2005 from our Significant Client. Additionally, at both September 30, 2005 and December 31, 2004, amounts due from such client represented less than 1% of our accounts receivable balances.

COSTS OF SERVICES PROVIDED
--------------------------

         Consolidated
         ------------
         Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues for the nine month period ended September 30, 2005 decreased to 87.3 % from 87.8 % in the corresponding 2004 period. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance

         Cost of Services Provided-Key Indicators             2005 %          2004 %           Incr (Decr) %
         ----------------------------------------             ------          ------           -------------
         Bad debt provision                                    .3               .8                 (.5)
         Workers' compensation and general
              liability insurance                             4.1              3.9                  .2

         The decrease in bad debt provision resulted primarily from improved collection experience. The increase in workers' compensation and general liability insurance is primarily a result of increased payments to claimants.

         Reportable Segments
         -------------------
         Cost of services provided for the Housekeeping segment, as a percentage of Housekeeping segment revenues, for the nine month period ended September 30, 2005, decreased to 91.4% from 91.6% in the corresponding 2004 period. Cost of services provided for the Food segment, as a percentage of Food segment revenues decreased to 97.2% from 97.6% in the corresponding 2004 nine month period.

         The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment's revenues, that we manage on a reportable segment basis in evaluating our financial performance:

         Cost of Services Provided-Key Indicators              2005 %            2004 %           Incr (Decr) %
         ----------------------------------------              ------            ------           -------------
         Housekeeping  labor and other labor costs              82.3              82.5               (.2)
         Housekeeping segment supplies                           5.3               5.1                .2
         Food labor and other labor costs                       55.0              54.8                .2
         Food segment supplies                                  38.9              38.8                .1

         The decrease in Housekeeping segment labor and other labor costs, as a percentage of Housekeeping segment revenues, resulted primarily from efficiencies achieved. The slight increase in Housekeeping segment supplies resulted primarily from vendor price increases.

          The increase in Food segment labor and other labor costs, as a percentage of Food segment revenues, resulted primarily from labor inefficiencies. The increase in Food segment supplies, as a percentage of Food segment revenues, is a result of vendor price increases. The increases in Food segment key indicators were offset by decreases in other Food segment operating costs, resulting in a net .4% decrease in its cost of services provided, as a percentage of Food segment revenues, in comparing the nine month periods ended September 30, 2005 and 2004.

CONSOLIDATED SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
--------------------------------------------------------

         Although we achieved a 5.8% growth in consolidated revenues, selling, general and administrative expenses increased by only 3.5% or $820,000. However, as a percentage of consolidated revenues, these expenses decreased to 7.0% in the nine month period ended September 30, 2005 as compared to 7.2% in the same 2004 period. The decrease is primarily attributable to our ability to control these expenses and comparing them to a greater revenue base in the current year.

INCOME BEFORE INCOME TAXES
--------------------------
         Consolidated
         ------------
         As a result of the discussion above related to consolidated revenues, costs of services provided and selling, general and administrative expenses, consolidated income before income taxes for the nine month period ended September 30, 2005 increased to 6.3%, as a percentage of consolidated revenues, compared to 5.2% in the same 2004 period.

         Reportable Segments
         -------------------
         Housekeeping's 7.6% increase in income before income taxes, on a reportable segment basis, is attributable to the improvement in the gross profit earned at the client facility level and the gross profit earned on the 4.8% increase in reportable segment revenues.

         Food segment income before income taxes increased 26.2% on a reportable segment basis as a result of the improvement in gross profit earned at the client facility level and the gross profit earned on the 8.5% increase in reportable segment revenues.

CONSOLIDATED INVESTMENT AND INTEREST INCOME
-------------------------------------------

         Investment and interest income, as a percentage of consolidated revenues, was .6% in the nine month period ended September 30, 2005 compared to ..2% in the same 2004 period. The increase is attributable to improved rates of return on the higher cash and cash equivalents' average balance and the increase in market value of the investments held in our Deferred Compensation Fund.

CONSOLIDATED INCOME TAXES
-------------------------

         Our effective tax rate at both September 30, 2005 and 2004 was 38%. Absent any significant change in federal, or state and local tax laws, we expect our effective tax rate for the remainder of 2005 to be approximately the same as realized in the nine month period ended September 30, 2005. Our 38% effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes.

CONSOLIDATED NET INCOME
-----------------------

         As a result of the matters discussed above, consolidated net income for the nine month period ended September 30, 2005 increased to 3.9%, as a percentage of consolidated revenues, compared to 3.2% in the same 2004 period.

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

         In accordance with the risk of extending credit, we regularly evaluate our accounts and notes receivable for impairment or loss of value and when appropriate, will provide in our Allowance for Doubtful Accounts for such receivables. We generally follow a policy of reserving for receivables from clients in bankruptcy, clients with which we are in litigation for collection and other slow paying clients. The reserve is based upon our estimates of ultimate collectibility. Correspondingly, once our recovery of a receivable is determined through either litigation, bankruptcy proceedings or negotiation to be less than the recorded amount on our balance sheet, we will charge-off the applicable amount to the Allowance for Doubtful Accounts.

         At September 30, 2005, we identified accounts totaling $3,683,000 that require an Allowance for Doubtful Accounts based on potential impairment or loss of value. An Allowance for Doubtful Accounts totaling $2,488,000 was provided for these accounts at September 30, 2005. Actual collections of these accounts could differ from that which we currently estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance for Doubtful Accounts would decrease net income by $37,000.

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

         ACCRUED INSURANCE CLAIMS
         ------------------------
         We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers' compensation insurance, which comprise approximately 33% of our liabilities at September 30, 2005. Our accounting for this plan is affected by various uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We address these uncertainties by regularly evaluating our claims pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluations are based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/or industry trends result in an unfavorable change, it would have a material adverse effect on our results of operations and financial condition. Under these plans, pre-determined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.

         For workers' compensation, we record a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of our historical data and open claims. The present value of the payout is determined by applying an 8% discount factor against the estimated value of the claims over the estimated remaining pay-out period. Reducing the discount factor by 1% would reduce net income by approximately $40,000. Additionally, reducing the estimated payout period by six months would result in an approximate $100,000 reduction in net income.

         For general liability, we record a reserve for the estimated ultimate amounts to be paid for known claims.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2005, we had cash and cash equivalents of $91,703,000 and working capital of $138,300,000 compared to December 31, 2004 cash and cash equivalents and working capital of $74,847,000 and $125,012,000, respectively. We view our cash and cash equivalents as our principal measure of liquidity. Our current ratio at September 30, 2005 decreased to 5.8 to 1 compared to 7.2 to 1 at December 31, 2004. This decrease resulted primarily from the timing of payments for accrued payroll, accrued and withheld payroll taxes. On an historical basis, our operations have generally produced consistent cash flow and have required limited capital resources. We believe our current and near term cash flow positions will enable us to fund our continued anticipated growth.

         OPERATING ACTIVITIES
         --------------------
         The net cash provided by our operating activities was $23,641,000 for the nine month period ended September 30, 2005. The principal sources of net cash flows from operating activities for the nine month period ended September 30, 2005 were net income, including non-cash charges to operations for bad debt provisions and depreciation. Additionally, operating activities' cash flows increased by $7,203,000 as a result of the timing of payments for accrued payroll, accrued and withheld payroll taxes, as well as $1,263,000 resulting from the timing of payments for accounts payable and other accrued expenses. The operating activity that used the largest amount of cash during the nine month period ended September 30, 2005 was a net increase of $2,993,000 in accounts and notes receivable and long-term notes receivable resulting primarily from the 5.8% growth in the Company's nine month period revenues.

         INVESTING ACTIVITIES
         --------------------
         Our principal use of cash in investing activities for the nine month period ended September 30, 2005 was $1,455,000 for the purchase of housekeeping equipment, computer software and equipment, and laundry equipment installations. Under our current plans, which are subject to revision upon further review, it is our intention to spend an aggregate of $500,000 to $1,000,000 during the remainder of 2005 for such capital expenditures.

         FINANCING ACTIVITIES
         --------------------
         During 2005 we paid to shareholders regular cash dividends of $5,641,000 in the aggregate, equal to $.06, $.07 and $.08 per common share on February 11, 2005, May 16 and August 12, 2005, respectively. Additionally, on October 18, 2005, our Board of Directors declared a regular cash dividend of $.09 per common share to be paid on November 14, 2005 to shareholders of record as of October 31, 2005.

         Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

         During the nine month period ended September 30, 2005, we expended $3,857,000 for the repurchase of 218,000 shares of our common stock. We remain authorized to purchase 1,282,000 shares pursuant to previous Board of Directors' actions.

         During 2005, we received proceeds of $4,278,000 from the exercise of stock options by employees and directors.

         LINE OF CREDIT
         --------------
         We have an $22,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At September 30, 2005 and December 31, 2004, there were no borrowings under the line. However, at such dates, we had outstanding $17,925,000 and $15,925,000, respectively, of irrevocable standby letters of credit, which relate to payment obligations under our insurance programs. As a result of the letters of credit issued, the amount available under the line of credit was reduced by $17,925,000 and $15,925,000 at September 30, 2005 and December 31, 2004, respectively.

         The line of credit requires us to satisfy several financial covenants. Such covenants, and their respective status at September 30, 2005, were as follows:

          Covenant Description and Requirement                        Status at September 30, 2005
          ------------------------------------                        ----------------------------
Commitment coverage ratio: cash and cash                              Commitment coverage is 5.1
  equivalents must equal or exceed outstanding
  obligations under the line of credit by a multiple of 2.

Tangible net worth: must exceed $110,000,000.                         Tangible net worth is $142,000,000

         As noted above, we complied with all financial covenants at September 30, 2005 and expect to continue to remain in compliance with all such financial covenants. This line of credit expires on June 30, 2006. We believe the line of credit will be renewed at that time.

         ACCOUNTS AND NOTES RECEIVABLE
         -----------------------------
         We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. The Balance Budget Act of 1997 changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998, of a Medicare Prospective Payment System for skilled nursing facilities which significantly changed the reimbursement procedures and the amounts of reimbursement our clients receive. Many of our clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates. Therefore, they have been and continue to be adversely affected by changes in applicable laws and regulations, as well as other trends in the long-term care industry. This has resulted in certain of our clients filing for bankruptcy protection. Others may follow. These factors, in addition to delays in payments from clients have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At September 30, 2005 and December 31, 2004, we had $7,074,000 and $8,942,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.


         We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $875,000 and $2,600,000 in the nine month periods ended September 30, 2005 and 2004, respectively. These provisions represent approximately .3% and .8%, as a percentage of total revenues for such respective periods. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

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

         CAPITAL EXPENDITURES
         --------------------
         The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment purchases, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2005, we estimate that for the remainder of 2005 we will have capital expenditures of approximately $500,000 to $1,000,000 in connection with housekeeping equipment purchases and laundry and linen equipment installations in our clients' facilities, as well as expenditures relating to internal data processing hardware and software requirements. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our continued growth. However, should these sources not be sufficient, we would, if necessary, seek to obtain necessary working capital from such sources as long-term debt or equity financing.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
            MARKET RISK
         Our exposure to market risk is not significant.

ITEM 4. CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
         ------------------------------------------------
         Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this Form 10-Q, is reported in accordance with Securities and Exchange Commission ("SEC") rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         As of the September 30, 2005 (the "Evaluation Date"), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon our evaluation, at the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to insure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and regulations.

         CHANGES IN INTERNAL CONTROLS
         ----------------------------
         There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

         CERTIFICATIONS
         ---------------
         Certifications of the Principal Executive Officer and Principal Financial Officer regarding, among other items, disclosure controls and procedures are included as exhibits to this Form 10-Q.

PART II.                Other Information
                        -----------------
Item 1.                    Legal Proceedings.                                               Not Applicable

Item 2.                    Changes in Securities.
                          (a)                    (b)                   (c)                         (d)
                                                                 Total number of                 Maximum
                                                                shares purchased as         number of shares
                                                                 part of publicly            that may yet be
                     Total number of        Average price        announced plans           purchased under the
2005 Period          Shares purchased      paid per share          or programs              plans or programs
-----------          -----------------     ---------------       -------------------       --------------------
July 1 to
         July 31                            No transactions

August 1 to
     August 31          196,000                 $17.80              196,000                       1,304,000

September 1 to
    September 30         22,000                 $16.47               22,000                       1,282,000

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

                                        HEALTHCARE SERVICES GROUP, INC.

October 21, 2005                        /s/  Daniel P. McCartney
------------------------                --------------------------------
Date                                    DANIEL P. McCARTNEY, Chief
                                          Executive Officer

October 21, 2005                        /s/ Thomas A. Cook
------------------------                --------------------------------
Date                                    THOMAS A. COOK,  President and
                                          Chief Operating Officer

October 21, 2005                        /s/ James L. DiStefano
------------------------                --------------------------------
Date                                    JAMES L. DiSTEFANO, Chief Financial
                                          Officer and Treasurer

October 21, 2005                        /s/ Richard W. Hudson
------------------------                --------------------------------
Date                                    RICHARD W. HUDSON, Vice
                                          President-Finance, Secretary and Chief
                                          Accounting Officer