Form 10-K
period 2005-12-31
HEALTHCARE SERVICES GROUP INC
filed 2006-02-22
CIK 731012

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 (NO FEE REQUIRED)

              For the transition period from        to

                         Commission file number. 0-12015

                         HEALTHCARE SERVICES GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Pennsylvania                               23-2018365
    -------------------------------          ---------------------------------
    (State or other jurisdiction of          (IRS Employer Identification No.)
      incorporated or organization)

      3220 Tillman Drive, Suite 300, Bensalem, PA           19020
      -------------------------------------------         ----------
      (Address of principal executive offices)            (Zip Code)

       Registrant's telephone number, including area code: (215) 639-4274
                                                           --------------
        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

      Common Stock ($.01 par value)                NASDAQ National Market
      -----------------------------            ------------------------------
            Title of Class                     Name of each exchange on which
                                                   securities registered

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ___ NO _X_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ___ NO _X_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _X_

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES _X_ NO____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES___ NO_X_

The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant as of the close of business on June 30, 2005 was approximately $496,606,000 based on closing sale price of the Common Stock on the NASDAQ National Market on that date. The Registrant does not have any non-voting common equity.

Indicate the number of shares outstanding of each of the registrant's classes of common stock (Common Stock, $.01 par value) as of the latest practicable date (February 14, 2006). 24,912,000


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2005 have been incorporated by reference into Parts I and II of this Annual Report on Form 10-K. Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on May 23, 2006 have been incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

                                     PART I
                                     ------

         References made herein to "we," "our," "us", or "the Company" include Healthcare Services Group, Inc. and its wholly owned subsidiaries HCSG Supply, Inc. and Huntingdon Holdings, Inc., unless the context otherwise requires.

ITEM I. BUSINESS.
-----------------

(a) General
    -------

         The Company is a Pennsylvania corporation, incorporated on November 22, 1976. We provide housekeeping, laundry, linen, facility maintenance and food services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. Based on the nature and similarities of the services provided, our business operations consist of two business segments (Housekeeping segment and Food segment). We believe that we are the largest provider of housekeeping and laundry services to the long-term care industry in the United States, rendering such services to approximately 1,700 facilities in 45 states as of December 31, 2005. Although we do not directly participate in any government reimbursement programs, our clients' reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

         Additionally, we operate two wholly-owned subsidiaries, HCSG Supply, Inc. ("Supply") and Huntingdon Holdings, Inc. ("Huntingdon"). Supply purchases, warehouses and distributes essentially all of the supplies and equipment used in providing our Housekeeping segment services. Additionally, it warehouses and distributes a limited number of supply items used in providing our Food segment services. Huntingdon invests our cash and cash equivalents.

(b) Segment Information
    -------------------

         The information called for herein is discussed below in Description of Services, as well as incorporated by reference to Note 7 of Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders for the year ended December 31, 2005, a copy of which accompanies this Report.

(c) Description of Services
    -----------------------

General
-------

         We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and food service departments of the health care industry.

         We are organized into, and provide our services through two reportable segments; housekeeping, laundry, linen and other services ("Housekeeping"), and food services ("Food").

         The services provided by Housekeeping consist primarily of the cleaning, disinfecting and sanitizing of patient rooms and common areas of a client's facility, as well as the laundering and processing of the personal clothing belonging to the facility's patients. Also within the scope of this segment's service is the laundering and processing of the bed linens, uniforms and other assorted linen items utilized by a client facility.

         Food, which began operations in 1997, consists of providing for the development of a menu that meets the patient's dietary needs, and the purchasing and preparing of the food for delivery to the patients.

         Both segments provide our services primarily pursuant to full service agreements with our clients. In such agreements, we are responsible for the management and hourly employees located at our clients' facilities. We also provide services on the basis of a management-only agreement for a very limited number of clients. Our agreements with clients typically provide for a one year service term, cancelable by either party upon 30 to 90 days notice after the initial 90-day period.

         Our labor force is interchangeable with respect to each of the services within Housekeeping. Our labor force with respect to Food is specific to it. There are many similarities in the nature of the services performed by each segment. However, there are some significant differences in the specialized expertise required of the professional management personnel responsible for delivering the services of the respective segments. We believe the services of each segment provide opportunity for growth.

         For the year ended December 31, 2005, Beverly Enterprises, Inc., our major client, accounted for 19% of our total revenues. In 2005, we derived 18% and 27% of Housekeeping and Food total revenues, respectively, from such client. At December 31, 2005, amounts due from such client represented less than 1% of our accounts receivable balance. According to public filings, the client entered into a merger agreement on August 16, 2005 and the transaction is expected to close in the first quarter of 2006. Although we expect to continue the relationship with this client's successor, there can be no assurance thereof, and the loss of such client would have a material adverse affect on the results of operations of our two operating segments. Additionally, if such client's successor changes its payment terms, it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

         An overview of each of our segments follows:

Housekeeping Segment
--------------------

         Housekeeping services. Housekeeping services is our largest service sector, representing approximately 56% or $262,842,000 of consolidated revenues in 2005. This service involves cleaning, disinfecting and sanitizing resident areas in our clients' facilities. In providing services to any given client facility, we typically hire and train the hourly employees employed by such facility prior to our engagement. We normally assign two on-site managers to each facility to supervise and train hourly personnel and coordinate housekeeping services with other facility support functions. Such management personnel also oversee the execution of a variety of quality and cost-control procedures including continuous training and employee evaluation and on-site testing for infection control. The on-site management team also assists the facility in complying with Federal, state and local regulations.

         Laundry and linen services. Laundry and linen services represents approximately 24% or $109,764,000 of consolidated revenues in 2005. Laundry services involve the laundering and processing of the residents' personal clothing. We provide laundry service to all of our housekeeping clients. Linen services involve providing, laundering and processing of the sheets, pillow cases, blankets, towels, uniforms and assorted linen items used by our clients' facilities. At some facilities that utilize our laundry and linen services, we install our own equipment. Such installation generally requires an initial capital outlay by us ranging from $5,000 to $150,000 depending on the size of the facility, installation and construction costs, and the amount of equipment required. We could incur relocation or other costs in the event of the cancellation of a linen service agreement where there was an investment by us in a corresponding laundry installation. The hiring, training and supervision of the hourly employees who perform laundry and linen services are similar to, and performed by the same management personnel who oversee the housekeeping services hourly employees located at the respective client facility.


         In some instances we own linen supplies utilized at our clients' facilities. We maintain a sufficient inventory of linen supplies in order to ensure their availability. We provide linen supplies to approximately 20% of the facilities for which we provide housekeeping services.

         Maintenance and other services. Maintenance services consist of repair and maintenance of laundry equipment, plumbing and electrical systems, as well as carpentry and painting. This service sector's total revenues represent less than 1% of consolidated revenues.

         Laundry installation sales. We (as a distributor of laundry equipment) sell laundry installations to our clients which generally represent the construction and installation of a turn-key operation. We generally offer payment terms, ranging from 36 to 60 months. During the years 2003 through 2005, laundry installation sales were not material to our operating results as we prefer to own such laundry installations in connection with performance of our service agreements.

Food Segment
------------

         Food services. We began providing food services in 1997. Food services represented 20% or $91,244,000 of consolidated revenues in 2005. Food services consist of the development of a menu that meets the residents' dietary needs, purchasing and preparing the food to assure that residents receive an appetizing meal, and participation in monitoring the residents' on-going nutritional status. On-site management is responsible for all daily food service activities, with regular support being provided by a district manager specializing in food service, as well as a registered dietitian. We also provide consulting services to facilities to assist them in cost containment, as well as the updating of their food service operations.

                        Operational Management Structure
                        --------------------------------

         By applying our professional management techniques, we are generally able to contain or control certain housekeeping, laundry, linen, facility maintenance and food service costs on a continuing basis. We manage and provide our services through a network of management personnel, as illustrated below.

      ---------------------------------------------------------------------
                       PRESIDENT / CHIEF OPERATING OFFICER
      ---------------------------------------------------------------------
                                        |
                                        |
         ---------------------------------------------------------------
                            SENIOR VICE PRESIDENT (2)
         ---------------------------------------------------------------
                                        |
                                        |
            ---------------------------------------------------------
                            DIVISIONAL VICE PRESIDENT
                                  (6 DIVISIONS)
            ---------------------------------------------------------
                                        |
                                        |
              -----------------------------------------------------
                                  REGIONAL VICE
                           PRESIDENT/MANAGER/DIRECTOR
                                  (31 REGIONS)
              -----------------------------------------------------
                                        |
                                        |
                ------------------------------------------------
                                DISTRICT MANAGER
                                 (151 DISTRICTS)
                ------------------------------------------------
                                        |
                                        |
                  ---------------------------------------------
                                TRAINING MANAGER
                  ---------------------------------------------
                                        |
                                        |
                    -----------------------------------------
                              FACILITY MANAGER AND
                           ASSISTANT FACILITY MANAGER
                    -----------------------------------------

         Each facility is managed by an on-site Facility Manager, an Assistant Facility Manager, and if necessary, additional supervisory personnel. Districts, typically consisting of eight to twelve facilities, are supported by a District Manager and a Training Manager. District Managers bear overall responsibility for the facilities within their districts. They are generally based in close proximity to each facility. These managers provide active support to clients in addition to the support provided by our on-site management team. Training Managers are responsible for the recruitment, training and development of Facility Managers. A division consists of a number of regions within a specific geographical area. Divisional Vice Presidents manage each division. At December 31, 2005 we maintained 31 regions within six divisions. Each region is headed by a Regional Vice President/Manager/Director. Some regions also have a Regional Director who assumes primary responsibility for marketing our services within the respective region. Regional Vice Presidents/Managers/Directors provide management support to a number of districts within a specific geographical area. Regional Vice Presidents/Managers/Directors report to Divisional Vice Presidents who in turn report to the President/Chief Operating Officer and Senior Vice Presidents. We believe that our divisional, regional and district organizational structure facilitates our ability to obtain new clients, and our ability to sell additional services to existing clients.

                                     Market
                                     ------

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


         The American Health Care Association reports that there are approximately 16,300 nursing homes in the United States with about 1.78 million beds and 1.45 million residents. The facilities primarily range in size from small private facilities with 65 beds to facilities with over 500 beds. We generally market our services to facilities with 100 or more beds. We believe that approximately 10% of our target market, long-term care facilities, currently use outside providers of housekeeping and laundry services.


                               Marketing and Sales
                               -------------------

         Our services are marketed at four levels of our organization: at the corporate level by the Chief Executive Officer, President/Chief Operating Officer and the Senior Vice Presidents; at the divisional level by Divisional Vice Presidents; at the regional level by the Regional Vice Presidents/Managers and Regional Directors; and at the district level by District Managers. We provide incentive compensation to our operational personnel based on achieving budgeted earnings and to our Regional Directors based on achieving budgeted earnings and new business revenues.

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

                        Government Regulation of Clients
                        --------------------------------

         Our clients are subject to government regulation. Congress has enacted three major laws during the past decade that have significantly altered government payment procedures and amounts for nursing home services. They are the Balance Budget Act of 1997 ("BBA"), the Medicare Balanced Budget Refinement Act of 1999 ("BBRA") and the Benefits Improvement and Protection Act of 2000 ("BIPA").

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

         Although PPS directly affects how clients are paid for certain services, we do not directly participate in any government reimbursement programs. Accordingly, all of our contractual relationships with our clients continue to determine the clients' payment obligations to us. However, clients' revenues are generally highly reliant on Medicare and Medicaid reimbursement funding rates. Therefore, many clients have been, and continue to be, adversely affected by PPS, and other trends in the long-term care industry which have resulted in certain of our clients filing for bankruptcy protection. Others may follow (See "Liquidity and Capital Resources").


         The prospects for legislative relief are uncertain. We are unable to predict or to estimate the ultimate impact of any further changes in reimbursement programs affecting our clients' future results of operations and/or their impact on our cash flows and operations.


                         Service Agreements/Collections
                         ------------------------------

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

         We typically adopt and follow the client's employee wage structure, including its policy of wage rate increases, and pass through to the client any labor cost increases associated with wage rate adjustments. Under a management agreement, we provide management and supervisory services while the client facility retains payroll responsibility for its hourly employees. Substantially all of our agreements are full service agreements. These agreements typically provide for a one year term, cancelable by either party upon 30 to 90 days' notice after the initial 90-day period. As of December 31, 2005, we provided services to approximately 1,700 client facilities.

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

         We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $1,425,000, $3,700,000 and $4,550,000 in the years ended December 31, 2005, 2004 and 2003, respectively (See Schedule II-Valuation and Qualifying Accounts, for year-end balances). These provisions represent .3%, .8% and 1.2%, as a percentage of total revenues, for the years ended December 31, 2005, 2004 and 2003, respectively. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize our credit risk exposure, our clients could be adversely affected if future industry trends, as discussed in "Government Regulation of Clients" and "Risk Factors", change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our consolidated results of operations and financial condition.

                                   Competition
                                   -----------

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

                                    Employees
                                    ---------

         At December 31, 2005, we employed approximately 3,500 management, office support and supervisory personnel. Of these employees, 300 held executive, regional/district management and office support positions, and 3,200 of these employees were on-site management personnel. On such date, we employed approximately 16,900 hourly employees. Many of our hourly employees were previously support employees of our clients. We manage, for a limited number of our client facilities, the hourly employees who remain employed by those clients.


         Approximately 10% of our hourly employees are unionized. The majority of these employees are subject to collective bargaining agreements that are negotiated by individual client facilities and are assented to by us, so as to bind us as an "employer" under the agreements. We may be adversely affected by relations between our client facilities and the employee unions. We are also a direct party to negotiated collective bargaining agreements covering a limited number of employees at a few facilities serviced by us. We believe our employee relations are satisfactory.

(d) Financial Information About Geographic Areas
    --------------------------------------------

         Our Housekeeping segment provides services in Canada, although essentially all of its revenues and net income, 99% in each category, are earned in one geographic area, the United States. The Food segment only provides services in the United States.

(e) Available Information
    ---------------------

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


                                 Website Access
                                 --------------

         Our website address is www.hcsgcorp.com. Our filings with the Commission, as well as other pertinent financial and Company information are available at no cost on our website as soon as reasonably practicable after the filing of such reports with the Commission.

ITEM 1A. RISK FACTORS.
----------------------

         We make forward-looking statements in this report, other public filings with the Securities and Exchange Commission, and through oral discussions which senior management has with analysts, investors, the media and others. Generally, forward-looking statements may include statements on; projections of revenues, net income, earnings per share, cash flows and other financial data. Additionally, we may make forward-looking statements relating to business objectives of management and evaluations of the market we serve. Such forward-looking statements are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

         Some of the risk factors, which are beyond our control, that could cause results to differ significantly from our projections are described below.

We have one client, a nursing home chain, which due to its significant contribution to our total revenues, we consider a major client.

Beverly Enterprises, Inc, our major client accounted for 19% of our 2005 total consolidated revenues, consisting of 18% and 27% of our Housekeeping segment and Food segment revenues, respectively. At December 31, 2005, amounts due from such client represented less than 1% of our accounts receivable balance. According to public filings, the client's Board of Directors has entered into a merger agreement on August 16, 2005 and the transaction is expected to close in the first quarter of 2006. Although we expect to continue the relationship with this client's successor, there can be no assurance thereof, and the loss of such client's business would have a material adverse effect on our consolidated results of operations. Additionally, if such client's successor changes their payment terms, it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.


Our clients are concentrated in the health care industry.

We provide our services primarily to providers of long-term care. The Balance Budget Act of 1997 changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998 of a Medicare Prospective Payment System for skilled nursing facilities which significantly changed the manner and the amounts of reimbursement they receive. Many of our clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates. Therefore, they have been and continue to be adversely affected by changes in applicable laws and regulations, as well as other trends in the long-term care industry. This has resulted in certain of our clients filing for bankruptcy protection. Others may follow. These factors, in addition to delays in payments from clients have resulted in, and could continue to result in, significant additional bad debts in the near future.

We have a Paid Loss Retrospective Insurance Plan for general liability and workers' compensation insurance.

Under our insurance plans for general liability and workers' compensation, predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost. We regularly evaluate our claims pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluation is based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/or industry trends result in an unfavorable change, it would have an adverse effect on our results of operations and financial condition.


We provide services in 45 states and are subject to numerous local taxing jurisdictions within those states.

The taxability of our services is subject to various interpretations within the taxing jurisdictions of our markets. Consequently, in the ordinary course of business, a jurisdiction may contest our reporting positions with respect to the application of its tax code to our services. A jurisdiction's conflicting position on the taxability of our services could result in additional tax liabilities which we may not be able to pass on to our clients or could negatively impact our competitive position in the respective location.

We primarily provide our services pursuant to agreements which have a one year term, cancelable by either party upon 30 to 90 days' notice after the initial 90-day service agreement period.

We do not enter into long-term contractual agreements with our clients for the rendering or our services. Consequently, our clients have the ability to unilaterally decrease the amount of services we provide or terminate all services pursuant to the terms of our service agreements. Any loss of clients during the first year of providing services, for which we have incurred significant start-up costs or invested in an equipment installation, could in the aggregate materially adversely affect our consolidated results of operations and financial position.

We are dependent on the management experience of our key personnel.

We manage and provide our services through a network of management personnel, from the on-site facility manager up to the executive officers of the company. Therefore, we believe that our ability to recruit and sustain the internal development of managerial personnel is an important factor impacting future operating results and our ability to successfully execute projected growth strategies. Our professional management personnel are the key personnel in maintaining and selling additional services to current clients and obtaining new clients.

We may in general be adversely affected by inflationary or market fluctuations in the cost of products consumed in providing our services or our cost of labor.

The prices we pay for the principal items we consume in performing our services are dependent primarily on current market price. Additionally, our cost of labor may be influenced by unanticipated factors in certain market areas or increases in collective bargaining agreements of our clients, to which we ascend. Although we endeavor to pass on, as price increases, to our clients such increased costs, any inability or delay in passing on such increases in costs could negatively impact our profitability.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
-----------------------------------

         Not applicable.

ITEM 2. PROPERTIES.
-------------------

         We lease our corporate offices, located at 3220 Tillman Drive, Suite 300, Bensalem, Pennsylvania 19020. We also lease office space at other locations in Pennsylvania, Connecticut, Florida, Illinois, California, Colorado, Georgia, and New Jersey. These locations serve as divisional or regional offices providing management and administrative services to both of our operating segments in their respective geographical areas.

         We lease warehouse space in Bristol, Pennsylvania accommodating the operations of HCSG Supply, Inc. Supplies and equipment warehoused and distributed out of this location are used by both operating segments in providing their respective services.

         We are also provided with office and storage space at each of our client facilities.

         Management does not foresee any difficulties with regard to the continued utilization of all of the aforementioned premises. We also believe that such properties are sufficient for our current operations.

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

ITEM  3. LEGAL PROCEEDINGS.
---------------------------

         As of December 31, 2005, there were no material pending legal proceedings to which we were a party, or as to which any of our property was subject, other than routine litigation or claims and/or proceedings believed to be adequately covered by insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------------------

(a) Market Information
    ------------------

         Our common stock, $.01 par value (the "Common Stock"), is traded under the symbol "HCSG" on the NASDAQ National Market System. On February 14, 2006, there were 22,779,000 shares of Common Stock outstanding and held by non-affiliates.

         The high and low sales price quotations for our Common Stock during the years ended December 31, 2005 and 2004 ranged as follows (adjusted to reflect the 3 for 2 stock split in the form of a 50% common stock dividend on May 2,
2005):

                   2005 HIGH           2005 LOW
                   ---------           --------
1st Qtr.            $ 16.53             $ 12.54
2nd Qtr.            $ 20.65             $ 14.17
3rd Qtr.            $ 21.60             $ 15.77
4th Qtr.            $ 21.45             $ 17.01


                   2004 HIGH           2004 LOW         2003 HIGH      2003 LOW
                   ---------           --------         ---------      --------
1st Qtr.            $ 11.33             $  8.44          $  9.31       $
2nd Qtr.            $ 11.23             $  9.86          $  9.35       $
3rd Qtr.            $ 12.41             $ 10.13          $ 11.40       $
4th Qtr.            $ 14.27             $ 11.69          $ 13.44       $ 10.52


(b) Holders
    -------

         As of February 14, 2006, there were 691 shareholders of record of our common stock, including holders whose stock was held in nominee name by brokers or other nominees.

(c) Dividends
    ---------

         We have paid regular quarterly cash dividends since the second quarter of 2003. During 2005, we paid regular quarterly cash dividends totaling $8,076,000.

         A summary of such 2005 cash dividend payments follows:

                           Cash Dividend        Payment Date       Record Date
                           -------------        ------------       -----------
         1st Quarter           $.06             February 11        January 28

         2nd Quarter           $.07             May 16             May 4

         3rd Quarter           $.08             August 12          July 29

         4th Quarter           $.09             November 14        October 31

         Additionally, on January 24, 2006, our Board of Directors declared a regular quarterly cash dividend of $.10 per common share, which was paid on February 13, 2006 to shareholders of record as of February 3, 2006.

         On April 19, 2005, our Board of Directors approved a three-for-two stock split in the form of a 50% common stock dividend which was paid on May 2, 2005 to shareholders of record on April 29, 2005.

         Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or as to the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

(d) Securities Authorized for Issuance Under Equity Compensation Plans
    ------------------------------------------------------------------

         The information regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference to the Company's definitive proxy statement to be mailed to its shareholders in connection with its 2006 Annual Shareholders' Meeting and to be filed within 120 days of the close of the year ended December 31, 2005.

ITEM 6. SELECTED FINANCIAL DATA.
--------------------------------

         The information called for herein is incorporated by reference to the Company's Annual Report to Shareholders for the year ended December 31, 2005, a copy of which accompanies this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
---------------------------------------------------------
        CONDITION AND RESULTS OF OPERATION.
        -----------------------------------

         The information called for herein is incorporated by reference to the Company's Annual Report to Shareholders for the year ended December 31, 2005, a copy of which accompanies this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------------------------------------------------------------------

         Our exposure to market risk is not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

         The information called for herein is incorporated by reference to the Company's Annual Report to Shareholders for the year ended December 31, 2005, a copy of which accompanies this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
--------------------------------------------------------
        ACCOUNTING AND FINANCIAL DISCLOSURE
        -----------------------------------

         Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

                EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
                ------------------------------------------------

         Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the "Exchange Act"), such as this Form 10-K, is reported in accordance with Securities and Exchange Commission ("SEC") rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         As of December 31, 2005 (the "Evaluation Date"), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon our evaluation, at the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to insure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and regulations.

         During the evaluation of the controls and procedures as of December 31, 2004, the Chief Executive Officer and Chief Financial Officer concluded a significant deficiency existed in the design and operation of our general computer controls related to security involving access to certain components of our information systems. We were able to fully implement certain changes to our security access to remediate this deficiency as of December 31, 2005.

     MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     -----------------------------------------------------------------------

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

         The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

ITEM 9B. OTHER INFORMATION
--------------------------

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------


         The information regarding directors and executive officers is incorporated herein by reference to the Company's definitive proxy statement to be mailed to its shareholders in connection with its 2006 Annual Meeting of Shareholders and to be filed within 120 days of the close of the year ended December 31, 2005.


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

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

         The information regarding executive compensation is incorporated herein by reference to the Company's definitive proxy statement to be mailed to shareholders in connection with its 2006 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2005.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
------------------------------------------------------------
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS
         ------------------------------------------

         The information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the Company's definitive proxy statement to be mailed to shareholders in connection with its 2006 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ending December 31, 2005.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         The information regarding certain relationships and related transactions is incorporated herein by reference to the Company's definitive proxy statement mailed to shareholders in connection with its 2006 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2005.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

         The information regarding principal accounting fees and services is incorporated herein by reference to the Company's definitive proxy statement mailed to shareholders in connection with its 2006 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2005.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
---------------------------------------------------

(a)      1. Financial Statements
            --------------------

         The documents shown below are contained in the Company's Annual Report to Shareholders for 2005, and are incorporated herein by reference a copy of which accompanies this report.


         Report of Independent Registered Public Accounting Firm.
         Report of Independent Registered Public Accounting Firm on
          Internal Control.
         Balance Sheets as of December 31, 2005 and 2004.
         Statements of Income for the years ended December 31,
          2005, 2004 and 2003.
         Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.
         Statement of Stockholders' Equity for the years ended December 31,
          2005, 2004 and 2003.
         Notes to Financial Statements.

         2. Financial Statement Schedules
            -----------------------------
            Required to be filed by Item 8 and by Item 15(d) of this report:

         Report of Independent Registered Public Accounting Firm.
         Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003.

         All other schedules are omitted because they are not required or not applicable, or the required information is provided in the consolidated financial statements or notes thereto described in Item 15(a)(1) above.


         3. Exhibits
            --------

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


10.5** Amended and restated 2002 Stock Option Plan is incorporated by reference to Exhibit 4(1) to the Company's Registration Statement on Form S-8 (Commission File No. 333-127747)


10.7 Healthcare Services Group, Inc. Dividend Reinvestment Plan is incorporated by reference to the Company's Registration Statement on Form S-3 (Commission File No. 333-108182).

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

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2 Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

** indicates that exhibit is a management contract or a management compensatory plan or arrangement

SELECTED FINANCIAL DATA

The selected financial data presented below should be read in conjunction with, and is qualified in its entirety by reference to the Financial Statements and Notes thereto.

(in thousands except for per share data and employees)
Years Ended December 31:

                                                 2005              2004               2003               2002              2001
                                               --------          --------           --------           --------          --------
Revenues                                       $466,291          $442,568           $379,718           $328,500          $284,190
Net income                                     $ 19,096          $ 14,699           $ 10,860           $  8,631          $  7,035
Basic earnings per common share                $    .71          $    .56(1)        $    .42(1)        $    .34(1)       $    .29(1)
Diluted earnings per common share              $    .67          $    .53(1)        $    .41(1)        $    .33(1)       $    .28(1)
Cash dividends per common share                $    .30          $    .17(1)        $    .06(1)        $     --          $     --
Weighted average number of common
 shares outstanding for basic EPS                26,921            26,221(1)          25,574(1)          25,342(1)         24,588(1)
Weighted average number of common
 shares outstanding for diluted EPS              28,320            27,660(1)          26,682(1)          26,301(1)         24,925(1)


As of December 31:

Working Capital                                $142,535          $125,012           $112,073           $ 96,117          $ 84,089
Total Assets                                   $188,430          $166,964           $158,328           $134,296          $120,790
Stockholders' Equity                           $148,163          $131,460           $121,198           $107,881          $ 98,943
Book Value Per Common Share                    $   5.47          $   5.01(1)            4.67(1)            4.29(1)           3.97(1)
Employees                                        20,400            19,900             18,400             16,100            15,900

(1) Adjusted to reflect the 3 for 2 Stock Split paid in the form of a 50% Common Stock Dividend on May 2, 2005

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD
LOOKING STATEMENTS
This report includes forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; one client accounting for approximately 19% of revenues in 2005 (the client entered into a merger agreement on August 16, 2005 and the transaction is expected to close in the first quarter of 2006- see Note 1, "Major Client" in the following Notes to Consolidated Financial Statements); our claims experience related to workers' compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, including state and local regulations pertaining to the taxability of our services; and the risk factors described in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005 and in Part I thereof under "Government Regulation of Clients", "Competition" and "Service Agreements/Collections". Many of our clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which have been and continue to be adversely affected by the change in Medicare payments under the 1997 enactment of the Medicare Prospective Payment System. That change, and the lack of substantive reimbursement funding rate reform legislation, as well as other trends in the long-term care industry have resulted in certain of our clients filing for bankruptcy protection. Others may follow. Any decisions by the government to discontinue or adversely modify legislation related to reimbursement funding rates will have a material adverse effect on our clients. These factors, in addition to delays in payments from clients have resulted in and could continue to result in significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing services could not be passed on to our clients.

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

RESULTS OF OPERATIONS
The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of December 31, 2005 and the year then ended and the notes accompanying those financial statements.

OVERVIEW
We provide housekeeping, laundry, linen, facility maintenance and food services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe that we are the largest provider of housekeeping and laundry services to the long-term care industry in the United States, rendering such services to approximately 1,700 facilities in 45 states as of December 31, 2005. Although we do not directly participate in any government reimbursement programs, our clients' reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

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

The services provided by Housekeeping consist primarily of the cleaning, disinfecting and sanitizing of patient rooms and common areas of a client's facility, as well as the laundering and processing of the personal clothing belonging to the facility's patients. Also within the scope of this segment's service is the laundering and processing of the bed linens, uniforms and other assorted linen items utilized by a client facility.

Food, which began operations in 1997, consists of providing for the development of a menu that meets the patient's dietary needs, and the purchasing and preparing of the food for delivery to the patients.

Additionally, we operate two wholly-owned subsidiaries, HCSG Supply, Inc. ("Supply") and Huntingdon Holdings, Inc. ("Huntingdon"). Supply purchases, warehouses and distributes the supplies and equipment used in providing our Housekeeping segment services. Huntingdon invests our cash and cash equivalents.

CONSOLIDATED OPERATIONS
The following table sets forth, for the years indicated, the percentage which certain items bear to consolidated revenues:

                                                    Relation to Consolidated Revenues
                                                         Years Ended December 31,
                                                    ----------------------------------
                                                     2005          2004         2003
                                                     ----          ----         ----
Revenues                                             100.0%        100.0%       100.0%
Operating costs and expenses:
 Costs of services provided                           87.1          87.8         88.1
 Selling, general and
   administration                                      7.0           7.1          7.6
Investment and interest income                          .7            .3           .4
                                                     -----         -----        -----
Income before income taxes                             6.6           5.4          4.7
Income taxes                                           2.5           2.0          1.8
                                                     -----         -----        -----
Net income                                             4.1%          3.4%         2.9%
                                                     =====         =====        =====

Subject to the factors noted in the Cautionary Statement Regarding Forward Looking Statements included in this report, we anticipate our financial performance in 2006 to be comparable to the 2005 percentages presented in the above table as they relate to consolidated revenues.

Housekeeping is our largest and core reportable segment, representing approximately 80% of 2005 consolidated revenues. Food revenues represented approximately 20% of 2005 consolidated revenues.

Although there can be no assurance thereof, we believe that in 2006 each of Housekeeping's and Food's revenues, as a percentage of consolidated revenues, will remain approximately the same as their respective 2005 percentages noted above. Furthermore, we expect the sources of growth in 2006 for the respective operating segments will be primarily the same as historically experienced.

Accordingly, although there can be no assurance thereof, the growth in Food is expected to come from our current Housekeeping client base, while growth in Housekeeping will primarily come from obtaining new clients.

2005 Compared with 2004
The following table sets forth 2005 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage increases of each compared to 2004 amounts.


                                                                                                    REPORTABLE SEGMENTS
                                                                                       --------------------------------------------
                                                                                            HOUSEKEEPING               FOOD
                                                           PERCENT     CORPORATE AND   ---------------------    -------------------
                                            CONSOLIDATED   INCREASE    ELIMINATIONS       AMOUNT       %INCR      AMOUNT      %INCR
                                            ------------   --------    -------------   ------------    -----    -----------   -----
Revenues                                    $466,291,000      5.4%     $ (1,706,000)   $375,133,000     4.9%    $92,864,000     6.4%
Cost of services provided                    406,114,000      4.5       (27,340,000)    343,224,000     4.5      90,230,000     5.7
Selling, general and
 administrative                               32,576,000      3.3        32,576,000         --                      --
Income before income taxes                    30,799,000     29.9        (3,744,000)     31,909,000     8.8       2,634,000    36.2


REVENUES
Consolidated
------------
Consolidated revenues increased 5.4% to $466,291,000 in 2005 compared to $442,568,000 in 2004 as a result of the factors discussed below under Reportable Segments.

We have one client, a nursing home chain ("Major Client"), which in 2005 and 2004 accounted for 19% and 20%, respectively, of consolidated revenues. At both December 31, 2005 and 2004 amounts due from such client represented less than 1% of our accounts receivable balance. According to public filings, the client entered into a merger agreement on August 16, 2005 and the transaction is expected to close in the first quarter of 2006. Although we expect to continue our relationship with this client's successor, there can be no assurance thereof, and the loss of such client would have a material adverse effect on our consolidated results of operations. Additionally, if such client's successor changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Reportable Segments
-------------------
Housekeeping's 4.9% net growth in reportable segment revenues is primarily a result of an increase in service agreements entered into with new clients.

Food's 6.4% net growth in reportable segment revenues is a result of providing this service to an increasing number of existing Housekeeping clients.

We derived 18% and 27%, respectively, of Housekeeping and Food's 2005 revenues from our Major Client.

COSTS OF SERVICES PROVIDED
Consolidated
------------
Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues for 2005 decreased to 87.1 % from 87.8 % in 2004. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance.


Cost of Services Provided-Key Indicators                    2005%         2004%        (Decr)%
----------------------------------------                    -----         -----        -------
Bad debt provision                                            .3            .8           (.5)
Workers' compensation and general
 liability insurance                                         3.9           4.0           (.1)

The decrease in bad debt provision resulted primarily from improved collection experience. The workers' compensation and liability insurance expense decrease is primarily a result of a current reduction in the average claim cost.

Reportable Segments
-------------------
Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for 2005 decreased to 91.5% from 91.8% in 2004. Cost of services provided for Food, as a percentage of Food revenues, for 2005 decreased to 97.2% from 97.8% in 2004.

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment's revenues, that we manage on a reportable segment basis in evaluating our financial performance:


Cost of Services Provided-Key Indicators                       2005%           2004%          Incr (Decr)%
----------------------------------------                       -----           -----          ------------
Housekeeping labor and other labor costs                        82.4           82.7                (.3)
Housekeeping segment supplies                                    5.5            5.2                 .3
Food labor and other labor costs                                54.9           54.9                 --
Food segment supplies                                           38.6           38.7                (.1)

The decrease in Housekeeping labor and other labor costs, as a percentage of Housekeeping revenues, resulted primarily from efficiencies achieved. The increase in Housekeeping supplies resulted primarily from vendor price increases.

The minor decrease in Food segment supplies, as a percentage of Food segment revenues, is a result of price decreases in vendor purchasing agreements.

CONSOLIDATED SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
Consistent with our 5.4% growth in consolidated revenues, selling, general and administrative expenses increased by $1,053,000. However, as a percentage of total consolidated revenues, these expenses decreased to 7.0% in the 2005 as compared to 7.1% in 2004. The decrease is primarily attributable to our ability to control these expenses and comparing them to a greater revenue base in the current period.

INCOME BEFORE INCOME TAXES
Consolidated
------------
As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for 2005 increased to 6.6 %, as a percentage of consolidated revenues, compared to 5.4% in 2004.

Reportable Segments
-------------------
Housekeeping's 8.8% increase in income before income taxes is attributable to the improvement in the gross profit earned at the client facility level and the gross profit earned on the 4.9% increase in reportable segment revenues.

Food's income before income taxes increased 36.2% on a reportable segment basis which is primarily attributable to an improvement in the gross profit earned at the client facility level and the gross profit earned on the 6.4% increase in reportable segment revenues.

CONSOLIDATED INVESTMENT AND INTEREST INCOME
Investment and interest income, as a percentage of consolidated revenues, was ..7% in 2005 compared to .3% in 2004. The increase is attributable to improved rates of return on the higher cash and cash equivalents' average balance and the increase in market value of the investments held in our Deferred Compensation Fund.

CONSOLIDATED INCOME TAXES
Our effective tax rate at both December 31, 2005 and 2004 was 38%. Absent any significant change in federal, or state and local tax laws, we expect our effective tax rate for 2006 to be approximately the same as realized in 2005. Our 38% effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes.

CONSOLIDATED NET INCOME
As a result of the matters discussed above, consolidated net income for 2005 increased to 4.1%, as a percentage of consolidated revenues, compared to 3.4% in 2004.

2004 Compared with 2003
The following table sets forth for 2004 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage increases (decreases) of each compared to 2003 amounts.


                                                                                                REPORTABLE SEGMENTS
                                                                                ---------------------------------------------------
                                                                                     HOUSEKEEPING                   FOOD
                                                    PERCENT     CORPORATE AND   ---------------------    --------------------------
                                     CONSOLIDATED   INCREASE    ELIMINATIONS       AMOUNT       %INCR      AMOUNT      %INCR (DECR)
                                     ------------   --------    -------------   ------------    -----    -----------   ------------
Revenues                             $442,568,000     16.6%     $ (2,495,000)   $357,754,000     12.3%   $87,309,000        40.4%
Cost of services provided             388,668,000     16.2       (25,125,000)    328,418,000     11.3     85,375,000        41.8
Selling, general and
 administrative                        31,523,000      8.5        31,523,000              --                      --
Income before income taxes             23,706,000     35.3        (7,564,000)     29,336,000     25.6      1,934,000       (1.5)

REVENUES
Consolidated
------------
Consolidated revenues increased 16.6% to $442,568,000 in 2004 compared to $379,718,000 in 2003 as a result of the factors discussed below under Reportable Segments.

Our Major Client accounted for 20% and 23% of consolidated revenues in 2004 and 2003, respectively.

Reportable Segments
-------------------
Housekeeping's 12.3% net growth in reportable segment revenues is primarily a result of an increase in service agreements entered into with new clients.

Food's 40.4% net growth in reportable segment revenues is a result of providing this service to an increasing number of existing Housekeeping clients.

We derived 19% and 27%, respectively, of the Housekeeping and Food's 2004 revenues from our Major Client.

COSTS OF SERVICES PROVIDED
Consolidated
------------
Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues in 2004 decreased slightly to 87.8 % from 88.1 % in 2003. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance:


Cost of Services Provided-Key Indicators                        2004%          2003%         Incr (Decr)%
----------------------------------------                        -----          -----         ------------
Bad debt provision                                                .8            1.2              (.4)
Workers' compensation and general
 liability insurance                                             4.0            4.6              (.6)

The decrease in bad debt provision resulted primarily from improved collection experience. The decrease in workers' compensation and general liability insurance is primarily a result of a current reduction in average claim cost.

Reportable Segments
-------------------
Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for 2004 decreased to 91.8% from 92.7% in 2003. Cost of services provided for Food, as a percentage of Food revenues, for 2004 increased to 97.8% from 96.8% in 2003.

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment's revenues, which we manage on a reportable segment basis in evaluating our financial performance:


Cost of Services Provided-Key Indicators                        2004%          2003%         Incr (Decr)%
----------------------------------------                        -----          -----         ------------
Housekeeping labor and other labor costs                         82.7          83.7              (1.0)
Housekeeping segment supplies                                     5.2           4.7                .5
Food labor and other labor costs                                 54.9          53.7               1.2
Food segment supplies                                            38.7          39.0               (.3)

The decrease in Housekeeping labor and other labor costs, as a percentage of Housekeeping revenues, resulted primarily from efficiencies achieved. The increase in Housekeeping supplies resulted primarily from vendor price increases.

The 1.2% increase in Food labor and other labor costs, as a percentage of Food revenues, resulted primarily from inefficiencies experienced in the management of these costs in connection with this segment's 40.4% growth in revenues. The decrease in Food supplies, as a percentage of Food revenues, is a result of price decreases in vendor purchasing agreements.

CONSOLIDATED SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
Consistent with our 16.6% growth in consolidated revenues, selling, general and administrative expenses increased by $2,478,000. However, as a percentage of total consolidated revenues, these expenses decreased to 7.1% in 2004 as compared to 7.6% in 2003. The decrease is primarily attributable to our ability to control these expenses and comparing them to a greater revenue base in the current period.

INCOME BEFORE INCOME TAXES
Consolidated
------------
As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for 2004 increased to 5.4 %, as a percentage of consolidated revenues, compared to 4.7% in 2003.

Reportable Segments
-------------------
Housekeeping's 25.6% increase in income before income taxes is attributable to the improvement in the gross profit earned at the client facility level and the gross profit earned on the 12.3% increase in reportable segment revenues.

Food's income before income taxes decreased 1.5% on a reportable segment basis. The decrease is attributable to a lower gross profit earned at the client facility level resulting primarily from the discussion above related to labor and other labor costs increase.

CONSOLIDATED INVESTMENT AND INTEREST INCOME
Investment and interest income, as a percentage of consolidated revenues, was ..3% in 2004 compared to .4% in 2003. The slight decrease is primarily attributable to a reduction in interest income earned on clients' notes receivable as a result of having less outstanding balances on such notes during 2004.

CONSOLIDATED INCOME TAXES
Our effective tax rate at both December 31, 2004 and 2003 was 38%. Our 38% effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes.

CONSOLIDATED NET INCOME
As a result of the matters discussed above, consolidated net income for 2004 increased to 3.4%, as a percentage of consolidated revenues, compared to 2.9% in 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
We consider the two policies discussed below to be critical to an understanding of our financial statements because their application places the most significant demands on our judgment. Therefore, it should be noted that financial reporting results rely on estimating the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies and estimates are described in the following paragraphs. For these estimates, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. Any such adjustments or revisions to estimates could result in material differences to previously reported amounts.

The two policies discussed are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for our judgment in their application. There are also areas in which our judgment in selecting another available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which are included in this Annual Report, which contain accounting policies and other disclosures required by generally accepted accounting principles.

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

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In making credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risks associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluations, and monitor accounts to minimize the risk of loss.

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

At December 31, 2005, we identified accounts totaling $2,960,000 that require an Allowance for Doubtful Accounts based on potential impairment or loss of value. An Allowance for Doubtful Accounts totaling $2,275,000 was provided for these accounts at December 31, 2005. Actual collections of these accounts could differ from that which we currently estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance for Doubtful Accounts would decrease net income by $21,000.

Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends, as more fully discussed under Liquidity and Capital Resources below, and as further described in our Form 10-K filed with Securities and Exchange Commission for the year ended December 31, 2005 in Part I thereof under "Risk Factors", "Government Regulation of Clients" and "Service Agreements/Collections", change in such a manner as to negatively impact the cash flows of our clients. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

ACCRUED INSURANCE CLAIMS
------------------------
We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers' compensation insurance, which comprise approximately 36% of our liabilities at December 31, 2005. Our accounting for this plan is affected by various uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We address these uncertainties by regularly evaluating our claims pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluations are based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/or industry trends result in an unfavorable change, it would have a material adverse effect on our consolidated results of operations and financial condition. Under these plans, predetermined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.

For workers' compensation, we record a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of our historical data and open claims. The present value of the payout is determined by applying an 8% discount factor against the estimated value of the claims over the estimated remaining pay-out period. Reducing the discount factor by 1% would reduce net income by approximately $76,000. Additionally, reducing the estimated payout period by six months would result in an approximate $132,000 reduction in net income.

For general liability, we record a reserve for the estimated ultimate amounts to be paid for known claims.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2005, we had cash and cash equivalents of $91,005,000 and working capital of $142,535,000 compared to December 31, 2004 cash and cash equivalents and working capital of $74,847,000 and $125,012,000, respectively. We view our cash and cash equivalents as our principal measure of liquidity. Our current ratio at December 31, 2005 remained the same as at December 31, 2004 of 7.2 to 1. On an historical basis, our operations have generally produced consistent cash flow and have required limited capital resources. We believe our current and near term cash flow positions will enable us to fund our continued anticipated growth.

OPERATING ACTIVITIES
--------------------
The net cash provided by our operating activities was $24,495,000 for the year ended December 31, 2005. The principal sources of net cash flows from operating activities for 2005 were net income, including non-cash charges to operations for bad debt provisions and depreciation. Additionally, operating activities' cash flows increased by $2,324,000 as a result of the timing of payments for accrued payroll, accrued and withheld payroll taxes. The operating activity that used the largest amount of cash during the year ended December 31, 2005 was a net increase of $3,895,000 in accounts and notes receivable and long-term notes receivable resulting primarily from the 5.4% growth in the Company's 2005 revenues.

INVESTING ACTIVITIES
--------------------
Our principal use of cash in investing activities for the year ended December 31, 2005 was $1,897,000 for the purchase of housekeeping equipment, computer software and equipment, and laundry equipment installations. Under our current plans, which are subject to revision upon further review, it is our intention to spend an aggregate of $2,000,000 to $3,000,000 during 2006 for such capital expenditures.

FINANCING ACTIVITIES
--------------------
During 2005, we paid to shareholders regular quarterly cash dividends in the aggregate of $8,076,000. Such regular quarterly cash dividend payments of $.06, $.07, $.08 and $.09 per common share were paid on February 11, May 16, August 12, and November 18, 2005, respectively. Additionally, on January 24, 2006, our Board of Directors declared a regular quarterly cash dividend of $.10 per common share to be paid on February 13, 2006 to shareholders of record as of February 3, 2006.

Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

During the year ended December 31, 2005, we expended $3,857,000 for the repurchase of 218,000 shares of our common stock. We remain authorized to purchase 1,282,000 shares pursuant to previous Board of Directors' actions.

During 2005, we received proceeds of $5,549,000 from the exercise of stock options by employees and directors.

LINE OF CREDIT
--------------
We have a $25,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At December 31, 2005, there were no borrowings under the line of credit. However, at such date, we had outstanding a $17,925,000 (increased to $23,925,000 on January 1, 2006) irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $17,925,000 at December 31, 2005. The line of credit requires us to satisfy two financial covenants. Such covenants, and their respective status at December 31, 2005, were as follows:


      Covenant Description and Requirement                              Status at December 31, 2005
      ------------------------------------                              ---------------------------
Commitment coverage ratio: cash and cash equivalents must             Commitment coverage is 5.1
 equal or exceed outstanding obligations under the line
 of credit by a multiple of 2.

Tangible net worth: must exceed $112,000,000.                         Tangible net worth is $146,000,000

As noted above, we complied with both financial covenants at December 31, 2005 and expect to continue to remain in compliance with all such financial covenants. This line of credit expires on June 30, 2006. We believe the line of credit will be renewed at that time.

ACCOUNTS AND NOTES RECEIVABLE
-----------------------------
We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. The Balance Budget Act of 1997 changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998, of a Medicare Prospective Payment System for skilled nursing facilities which significantly changed the reimbursement procedures and the amounts of reimbursement our clients receive. Many of our clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates. Therefore, they have been and continue to be adversely affected by changes in applicable laws and regulations, as well as other trends in the long-term care industry. This has resulted in certain of our clients filing for bankruptcy protection. Others may follow. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At December 31, 2005 and December 31, 2004, we had $8,514,000 and $8,942,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $1,425,000, $3,700,000 and $4,550,000 in the years ended December 31, 2005, 2004 and 2003, respectively. These provisions represent approximately .3%, .8% and 1.2%, as a percentage of total revenues for such respective periods. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

At December 31, 2005, amounts due from our Major Client represented less than 1% of our accounts receivable balance. If such client's successor changes its payment terms, it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

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

CAPITAL EXPENDITURES
--------------------
The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment purchases, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2006, we estimate that for the period we will have capital expenditures of $2,000,000 to $3,000,000 in connection with housekeeping equipment purchases and laundry and linen equipment installations in our clients' facilities, as well as expenditures relating to internal data processing hardware and software requirements. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would, if necessary, seek to obtain necessary working capital from such sources as long-term debt or equity financing.

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

CONSOLIDATED BALANCE SHEETS

                                                                         December 31,
                                                                -----------------------------
                                                                    2005             2004
                                                                ------------     ------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                      $ 91,005,000     $ 74,847,000
 Accounts and notes receivable, less allowance
   for doubtful accounts of $2,275,000 in 2005 and
   $1,869,000 in 2004                                             59,197,000       55,725,000
 Inventories and supplies                                         11,729,000       11,015,000
 Deferred income taxes                                               355,000          574,000
 Prepaid expenses and other                                        3,330,000        3,110,000
                                                                ------------     ------------
    TOTAL CURRENT ASSETS                                         165,616,000      145,271,000

PROPERTY AND EQUIPMENT:
 Laundry and linen equipment installations                         2,416,000        2,329,000
 Housekeeping equipment and office furniture                      15,141,000       13,987,000
 Autos and trucks                                                     79,000           80,000
                                                                ------------     ------------
                                                                  17,636,000       16,396,000
 Less accumulated depreciation                                    12,892,000       11,592,000
                                                                ------------     ------------
                                                                   4,744,000        4,804,000
COSTS IN EXCESS OF FAIR VALUE OF
 NET ASSETS ACQUIRED
 Less accumulated amortization of $1,743,000 in
  2005 and 2004                                                    1,612,000        1,612,000
NOTES RECEIVABLE-long term portion, net of discount                4,555,000        5,557,000
DEFERRED COMPENSATION FUNDING                                      5,626,000        4,062,000
DEFERRED INCOME TAXES-long term portion                            6,181,000        5,563,000
OTHER NONCURRENT ASSETS                                               96,000           95,000
                                                                ------------     ------------
    TOTAL ASSETS                                                $188,430,000     $166,964,000
                                                                ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                               $  8,760,000     $  7,272,000
 Accrued payroll, accrued and withheld payroll taxes               7,792,000        6,110,000
 Other accrued expenses                                              657,000        1,692,000
 Income taxes payable                                              1,467,000        1,016,000
 Accrued insurance claims                                          4,405,000        4,169,000
                                                                ------------     ------------
    TOTAL CURRENT LIABILITIES                                     23,081,000       20,259,000

ACCRUED INSURANCE CLAIMS -- long term portion                     10,277,000       10,227,000
DEFERRED COMPENSATION LIABILITY                                    6,909,000        5,018,000
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value, 67,500,000
   shares authorized, 28,677,000 shares
   issued in 2005 and 27,761,000 in 2004                             287,000          277,000
 Additional paid-in capital                                       48,603,000       39,374,000
 Retained earnings                                               112,299,000      101,279,000
 Common stock in treasury, at cost, 1,616,000
   shares in 2005 and 1,488,000 shares in 2004                   (13,026,000)      (9,470,000)
                                                                ------------     ------------
    TOTAL STOCKHOLDERS' EQUITY                                   148,163,000      131,460,000
                                                                ------------     ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $188,430,000     $166,964,000
                                                                ============     ============

                             See accompanying notes

CONSOLIDATED STATEMENTS OF INCOME


                                                                      Years Ended December 31,
                                                             -------------------------------------------
                                                                 2005           2004            2003
                                                             ------------   ------------    ------------
Revenues                                                     $466,291,000   $442,568,000    $379,718,000
Operating costs and expenses:
 Cost of services provided                                    406,114,000    388,668,000     334,609,000
 Selling, general and administrative                           32,576,000     31,523,000      29,045,000
Other income:
 Investment and interest                                        3,198,000      1,329,000       1,451,000
                                                             ------------   ------------    ------------
Income before income taxes                                     30,799,000     23,706,000      17,515,000
Income taxes                                                   11,703,000      9,007,000       6,655,000
                                                             ------------   ------------    ------------
Net income                                                   $ 19,096,000   $ 14,699,000    $ 10,860,000
                                                             ============   ============    ============
Basic earnings per common share                              $       0.71   $       0.56    $       0.42
                                                             ============   ============    ============
Diluted earnings per common share                            $       0.67   $       0.53    $       0.41
                                                             ============   ============    ============
Cash dividends per common share                              $       0.30   $       0.17    $       0.06
                                                             ============   ============    ============
Basic weighted average number of
 common shares outstanding                                     26,921,000     26,221,000      25,574,000
                                                             ============   ============    ============
Diluted weighted average number of
 common shares outstanding                                     28,320,000     27,660,000      26,682,000
                                                             ============   ============    ============

                             See accompanying notes

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Years Ended December 31,
                                                                                  -----------------------------------------
                                                                                     2005           2004           2003
                                                                                  -----------   -----------    ------------
Cash flows from operating activities:
 Net Income                                                                       $19,096,000   $14,699,000    $ 10,860,000
 Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation                                                                     1,872,000     1,873,000       1,914,000
   Bad debt provision                                                               1,425,000     3,700,000       4,550,000
   Deferred income taxes benefits                                                    (399,000)     (986,000)       (174,000)
   Tax benefit of stock option transactions                                         3,454,000     1,900,000       1,039,000
   Non-employee stock-based compensation expense                                       35,000        --             --
   Unrealized gain on deferred compensation
    fund investments                                                                 (705,000)     (336,000)       (418,000)
 Changes in operating assets and liabilities:
   Accounts and notes receivable                                                   (4,897,000)   (1,279,000)    (11,141,000)
   Prepaid income taxes                                                               --             --             884,000
   Inventories and supplies                                                          (714,000)     (560,000)     (1,792,000)
   Notes receivable -- long term portion                                            1,002,000     2,347,000       2,034,000
   Deferred compensation funding                                                     (859,000)     (879,000)       (954,000)
   Accounts payable and other accrued expenses                                        453,000     1,553,000       1,865,000
   Accrued payroll, accrued and withheld payroll taxes                              2,324,000    (7,651,000)      3,177,000
   Accrued insurance claims                                                           285,000     2,481,000       4,104,000
   Deferred compensation liability                                                  1,892,000     1,521,000       1,602,000
   Income taxes payable                                                               452,000       837,000         179,000
   Prepaid expenses and other assets                                                 (221,000)      215,000        (985,000)
                                                                                  -----------   -----------    ------------
   Net cash provided by operating activities                                       24,495,000    19,435,000      16,744,000
                                                                                  -----------   -----------    ------------
Cash flows from investing activities:
 Disposals of fixed assets                                                             85,000       321,000         221,000
 Additions to property and equipment                                               (1,897,000)   (2,387,000)     (2,309,000)
                                                                                  -----------   -----------    ------------
   Net cash used in investing activities                                           (1,812,000)   (2,066,000)     (2,088,000)
                                                                                  -----------   -----------    ------------
Cash flows from financing activities:
 Treasury stock transactions in benefit plans                                        (173,000)       --             --
 Acquisition of treasury stock                                                     (3,857,000)   (6,026,000)       (164,000)
 Dividends paid                                                                    (8,076,000)   (4,598,000)     (1,489,000)
 Reissuance of treasury stock pursuant to Dividend
   Reinvestment Plan                                                                   32,000        11,000           2,000
 Proceeds from the exercise of stock options                                        5,549,000     3,910,000       2,856,000
                                                                                  -----------   -----------    ------------
    Net cash provided by (used in) financing activities                            (6,525,000)   (6,703,000)      1,205,000
                                                                                  -----------   -----------    ------------
Net increase in cash and cash equivalents                                          16,158,000    10,666,000      15,861,000
Cash and cash equivalents at beginning of the year                                 74,847,000    64,181,000      48,320,000
                                                                                  -----------   -----------    ------------
Cash and cash equivalents at end of the year                                      $91,005,000   $74,847,000    $ 64,181,000
                                                                                  ===========   ===========    ============
Supplementary Cash Flow Information:
Issuance of 90,000, 72,000, and 56,000
   shares of Common Stock in 2005,
   2004 and 2003, respectively, pursuant to
   Employee Stock Plans                                                           $   643,000   $   366,000    $    212,000
                                                                                  ===========   ===========    ============

                             See accompanying notes

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                   Years Ended December 31, 2005, 2004 and 2003
                                                -----------------------------------------------------------------------------------
                                                                         Additional        Total
                                                    Common Stock          Paid-in        Retained        Treasury     Stockholders'
                                                 Shares       Amount      Capital        Earnings         Stock           Equity
                                                ---------------------   -----------    ------------    ------------   -------------
Balance, December 31, 2002                     26,129,000    $261,000   $29,531,000    $ 81,807,000    $ (3,717,000)   $107,882,000
   Net income for the year                                                               10,860,000                      10,860,000
   Exercise of stock options and other
    share-based compensation                      780,000       8,000     2,848,000                                       2,856,000
   Tax benefit arising from stock
    option transactions                                                   1,039,000                                       1,039,000
   Purchase of common stock for treasury
    (33,000 shares)                                                                                        (164,000)       (164,000)
   Shares issued pursuant to Employee
    Stock Plans (56,000 shares)                                               7,000                         205,000         212,000
   Cash dividends - $.06 per
    common share                                                                         (1,489,000)                     (1,489,000)
   Shares issued pursuant to Dividend
    Reinvestment Plan (134 shares)                                            1,000                           1,000           2,000
                                               ----------    --------   -----------    ------------    ------------    ------------
Balance, December 31, 2003                     26,909,000     269,000    33,426,000      91,178,000      (3,675,000)    121,198,000
   Net income for the year                                                               14,699,000                      14,699,000
   Exercise of stock options and other
    share-based compensation                      852,000       8,000     3,948,000                         (46,000)      3,910,000
   Tax benefit arising from stock
    option transactions                                                   1,900,000                                       1,900,000
   Purchase of common stock for treasury
    (579,000 shares)                                                                                     (6,026,000)     (6,026,000)
   Shares issued pursuant to Employee Stock
    Plans (72,000 shares)                                                    94,000                         272,000         366,000
   Cash dividends - $.17 per
    common share                                                                         (4,598,000)                     (4,598,000)
   Shares issued pursuant to Dividend
    Reinvestment Plan (792 shares)                                            6,000                           5,000          11,000
                                               ----------    --------   -----------    ------------    ------------    ------------
Balance, December 31, 2004                     27,761,000     277,000    39,374,000     101,279,000      (9,470,000)    131,460,000
   Net income for the year                                                               19,096,000                      19,096,000
   Exercise of stock options and other
    stock-based compensation, net of 14,000
    shares tendered for payment                   900,000       9,000     5,575,000                                       5,584,000
   Tax benefit arising from stock
    option transactions                                                   3,454,000                                       3,454,000
   Purchase of treasury stock
    (218,000 shares)                                                                                     (3,857,000)     (3,857,000)
   Shares purchased and shares sold in
    employee Deferred Compensation Plan and
    other benefit plans
    (17,000 shares)                                                                                        (173,000)       (173,000)
   Shares issued pursuant to Employee Stock
    Plans (90,000 shares)                          16,000       1,000       181,000                         461,000         643,000
   Cash dividends - $.30 per
    common share                                                                         (8,076,000)                     (8,076,000)
   Shares issued pursuant to Dividend
    Reinvestment Plan (2,000 shares)                                         19,000                          13,000          32,000
                                               ----------    --------   -----------    ------------    ------------    ------------
Balance, December 31, 2005                     28,677,000    $287,000   $48,603,000    $112,299,000    $(13,026,000)   $148,163,000
                                               ==========    ========   ===========    ============    ============    ============

                            See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
We provide housekeeping, laundry, linen, facility maintenance and food services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe that we are the largest provider of housekeeping and laundry services to the long-term care industry in the United States rendering such services to approximately 1,700 facilities in 45 states as of December 31, 2005. Although we do not directly participate in any government reimbursement programs, our clients' reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

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

The services provided by Housekeeping consist primarily of the cleaning, disinfecting and sanitizing of patient rooms and common areas of a client's facility, as well as the laundering and processing of the personal clothing belonging to the facility's patients. Also within the scope of this segment's service is the laundering and processing of the bed linens, uniforms and other assorted linen items utilized by a client facility. Food, which began operations in 1997, consists of providing for the development of a menu that meets the patient's dietary needs, and the purchasing and preparing of the food for delivery to the patients.

Additionally, we operate two wholly-owned subsidiaries, HCSG Supply, Inc. ("Supply") and Huntingdon Holdings, Inc ("Huntingdon"). Supply purchases, warehouses and distributes the supplies and equipment used in providing our Housekeeping segment services. Huntingdon invests our cash and cash equivalents.

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

Inventories and Supplies
Inventories and supplies include housekeeping, linen and laundry supplies, as well as food provisions. Inventories and supplies are stated at cost to approximate a first-in, first-out (FIFO) basis. Linen supplies are amortized over a 24 month period.

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

As a distributor of laundry equipment, we occasionally sell laundry installations to certain clients. The sales in most cases represent the construction and installation of a turn-key operation and are for payment terms ranging from 24 to 60 months. Our accounting policy for these sales is to recognize the gross profit over the life of the payments associated with our financing of the transactions. During 2005, 2004 and 2003 laundry installation sales were not material.

Income Taxes
The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.

In accordance with SFAS 109, deferred tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The future realization of our net deferred tax assets depends on the availability of sufficient future taxable income. In making this determination, we considered all available positive and negative evidence and made certain assumptions. We considered, among other things, the overall business environment and our historical earnings. We performed this analysis as of December 31, 2005 and determined that there was sufficient positive evidence to conclude that it is more likely than not that our deferred tax assets will be realized. We will assess the need for a deferred tax asset valuation allowance on an ongoing basis considering factors such as those mentioned above, as well as other relevant criteria.

Earnings per Common Share
Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive common shares, such as those issuable upon exercise of stock options.

Stock-Based Compensation
At December 31, 2005, we had stock based compensation plans, which are described more fully in Note 4. As permitted by SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), we account for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant, between the fair market value of our stock and the exercise price of the option. No stock based employee compensation cost is reflected in net income, as all options granted under our plans had an exercise price equal to the market value of the underlying common stock at the date of grant. We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, or in Conjunction With Selling Goods or Services". Accordingly, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation.


                                                                             Year Ended December 31,
                                                                ------------------------------------------------
                                                                   2005               2004              2003
                                                                -----------       -----------        -----------
Net Income
 As reported                                                    $19,096,000       $14,699,000        $10,860,000
Deduct:
 Total stock based employee compensation
 expense determined under fair value based
 method for all awards, net of related
 tax effects                                                     (3,735,000)       (1,619,000)        (1,639,000)
                                                                -----------       -----------        -----------
 Pro forma                                                      $15,361,000       $13,080,000        $ 9,221,000
                                                                ===========       ===========        ===========
Basic Earnings Per Common Share
 As reported                                                    $       .71       $       .56        $       .42
 Pro forma                                                      $       .57       $       .50        $       .36
Diluted Earnings Per Common Share
 As reported                                                    $       .67       $       .53        $       .41
 Pro forma                                                      $       .54       $       .47        $       .35

The fair value of the options granted as reported in the table above was estimated at the date of grant using the Black-Sholes pricing model with the following assumptions: risk free interest rate (2.0% to 7.0%), dividend yield (.4% to 1.45%), expected volatility (35.0% to 37.9%), and weighted average expected life (2.32 years - 5.00 years)

In December 2004, the Financial Accounting Standards Board (the "FASB") issued a revision of SFAS No 123 ("SFAS No. 123R"). This new statement supersedes APB Opinion No. 25 and its related implementation guidance. SFAS No. 123R requires a public entity to measure the cost of options granted based on the grant-date fair value of the grant award (with limited exceptions). That cost will be recognized over the vesting period of the granted options. This statement is effective as of the first annual reporting period that begins after June 15, 2005. We have adopted the standard on January 1, 2006. The adoption of SFAS 123R is expected to have a material impact, starting in the 2006 fourth quarter, on our consolidated results of operations and financial position. This impact will result from the share based payments of our 2006 Employee Stock Purchase Plan and the stock options expected to be granted during the 2006 fourth quarter. Although such impact is expected to be material, the impact cannot be reasonably estimated because it will depend on certain factors which are not fully known at this time. The options outstanding at December 31, 2005 (including options granted during the 2005 fourth quarter) will not impact 2006 consolidated results of operations and financial position since all option-holders were fully vested in such options at December 31, 2005.

Advertising Costs
Advertising costs are expensed when incurred. For the years ended December 31, 2005, 2004 and 2003, advertising costs were not material.

Long-Lived Assets and Impairment of Long-Lived Assets
Our long-lived assets include property and equipment and costs in excess of fair value of net assets acquired (i.e. goodwill). Costs in excess of fair value of net assets acquired arose from the purchase of another company in 1985 which were being amortized over a 31 year period and is included in other noncurrent assets.

As of January 1, 2002 we adopted SFAS No. 142 "Goodwill and Other Intangible Assets", which eliminated the amortization of purchased goodwill. Upon adoption of SFAS No. 142, as well as at December 31, 2005 and 2004, we performed an impairment test of our goodwill (amounting to $1,612,000 at these dates) and determined that no impairment of the recorded goodwill existed. Under SFAS No. 142, goodwill is tested annually and more frequently if an event occurs which indicates the goodwill may be impaired.

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

Three-for-Two Stock Splits
On April 19, 2005, our Board of Directors approved a three-for-two stock split in the form of a 50% common stock dividend which was paid on May 2, 2005 to shareholders of record on April 29, 2005. Additionally, on February 12, 2004, our Board of Directors approved a three-for-two stock split in the form of a 50% common stock dividend which was paid on March 1, 2004 to shareholders of record on February 23, 2004. All share and per common share information for all periods presented have been adjusted to reflect the three-for-two stock splits.

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

Concentrations of Credit Risk
SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires the disclosure of significant concentrations of credit risk, regardless of the degree of such risk. Financial instruments, as defined by SFAS No. 105, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents and accounts and notes receivable. At December 31, 2005 and 2004, substantially all of our cash and cash equivalents were invested with one large financial institution located in the United States.

Our clients are concentrated in the health care industry, primarily providers of long-term care. Many of our clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which have been and continue to be adversely affected by the change in Medicare payments under the 1997 enactment of the Prospective Payment System. That change and lack of substantive reimbursement funding rate reform legislation, as well as other trends in the long-term care industry have resulted in certain of our clients filing for bankruptcy protection. Others may follow. Any decisions by the government to discontinue or adversely modify legislation related to reimbursement funding rates will have a material adverse affect on our clients. These factors, in addition to delays in payments from clients, have resulted in, and could continue to result in, significant additional bad debts in the near future.

Major Client
We have one client, a nursing home chain, which due to its significant contribution to our total revenues, we consider a major client. Such client's percentage contribution to revenues and accounts receivable balances is summarized below:


                                                    Reportable Segments Revenues         Amounts due at December 31,
                                 Total Revenues        Housekeeping       Food        % of accounts receivable balance
                                 --------------        ------------       ----        --------------------------------
2005                                   19%                  18%            27%                  less than 1%
2004                                   20%                  19%            27%                  less than 1%
2003                                   23%                  23%            22%                  less than 1%

According to public filings, the client entered into a merger agreement on August 16, 2005 and the transaction is expected to close in the first quarter of 2006. Although we expect to continue our relationship with this client's successor, there can be no assurance thereof, and the loss of such client would have a material adverse affect on our results of operations of our two operating segments. Additionally, if such client's successor changes its payment terms, it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

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

We have certain notes receivable that do not bear interest. Therefore, such notes receivable of $3,365,000 and $3,984,000 at December 31, 2005 and 2004, respectively, have been discounted to their present value and are reported at such values of $2,288,000 and $2,855,000 at December 31, 2005 and 2004,
respectively.

Recent Accounting Pronouncements
In December 2004, the FASB issued a revision of Financial Accounting Standards No. 123 ("SFAS 123R") which requires all share-based payments to employees to be recognized in the income statement based on their fair values. Our option grants to employees, non-employees and directors, as well as common stock shares issued pursuant to our Employee Stock Purchase Plan will represent share-based payments.

As permitted by Statement 123, we currently account for share-based payments to employees in accordance with APB No. 25. We expect to calculate the fair value of share-based payments under SFAS 123R on a basis substantially consistent with the fair value approach of SFAS 123. We have adopted SFAS 123R in our fiscal year beginning January 1, 2006. The adoption of SFAS 123R is expected to have a material impact, starting in the 2006 fourth quarter, on our consolidated results of operations and financial position. This impact will result from the share based payments under our 2006 Employee Stock Purchase Plan and the stock options expected to be granted during the 2006 fourth quarter. Although such impact is expected to be material, the impact cannot be reasonably estimated because it will depend on certain factors which are not fully known at this time. The options outstanding at December 31, 2005 (including options granted during the 2005 fourth quarter) will not impact 2006 consolidated results of operations and financial position since all option-holders were fully vested in such options at December 31, 2005.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement was issued. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not anticipate that the adoption of this statement will have a material impact on our consolidated results of operations or financial condition.

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

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients have included those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $1,425,000, $3,700,000 and $4,550,000 in the years ended December 31, 2005, 2004 and 2003, respectively. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risks associated with trends in the long-term care industry. Notwithstanding our efforts to minimize our credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. In the event that our clients experience such significant impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

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

At December 31, 2005, 2004 and 2003, we had notes receivable aggregating $2,500,000, $2,500,000 and $3,900,000, respectively, that are impaired. During 2005, 2004 and 2003, the average outstanding balance of impaired notes receivable was $2,500,000, $3,200,000 and $4,800,000, respectively. No interest income was recognized in any of these years.

Summary schedules of impaired notes receivable, and the related reserve, for the years ended December 31, 2005, 2004 and 2003 are as follows:


                                                     Impaired Notes Receivable
                                        ----------------------------------------------------
                                          Balance                                 Balance
                                         Beginning                                 End of
                                          of Year     Additions    Deductions       Year
                                        ----------    ----------   ----------    ----------
2005                                    $2,500,000    $   60,000   $   60,000    $2,500,000
                                        ==========    ==========   ==========    ==========
2004                                    $3,900,000    $1,600,000   $3,000,000    $2,500,000
                                        ==========    ==========   ==========    ==========
2003                                    $5,800,000    $  100,000   $2,000,000    $3,900,000
                                        ==========    ==========   ==========    ==========

                                               Reserve for Impaired Notes Receivable
                                        ----------------------------------------------------
                                          Balance                                 Balance
                                         Beginning                                 End of
                                          of Year     Additions    Deductions       Year
                                        ----------    ----------   ----------    ----------
2005                                    $  500,000    $  900,000   $  100,000    $1,300,000
                                        ==========    ==========   ==========    ==========
2004                                    $1,900,000    $1,300,000   $2,700,000    $  500,000
                                        ==========    ==========   ==========    ==========
2003                                    $2,500,000    $1,250,000   $1,850,000    $1,900,000
                                        ==========    ==========   ==========    ==========

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

NOTE 3--LEASE COMMITMENTS
We lease office facilities, equipment and autos under operating leases expiring on various dates through 2010. Certain office leases contain renewal options. The following is a schedule, by calendar year, of future minimum lease payments under operating leases that have remaining terms in excess of one year as of December 31, 2005.

                                                                Operating
Year                                                              Leases
----                                                           -----------
2006                                                           $  982,000
2007                                                              812,000
2008                                                              565,000
2009                                                              419,000
2010                                                              339,000
Thereafter                                                         --
                                                               ----------
Total minimum lease payments                                   $3,117,000
                                                               ==========

Total expense for all operating leases was approximately $913,000, $973,000 and $961,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 4--STOCKHOLDERS' EQUITY
The Nominating, Compensation and Stock Option Committee of the Board of Directors is responsible for determining the individuals who will be granted options, the number of options each individual will receive, the option price per share, and the exercise period of each option.

We have granted incentive and non-qualified stock options primarily to employees and directors under either our 2002 Stock Option Plan, 1995 Incentive and Non-Qualified Stock Option Plan for key employees or 1996 Non-Employee Director's Stock Option Plan. On April 19, 2005, our Board of Directors adopted an Amendment to the 2002 Stock Option Plan to increase the total number of shares of our Common Stock available for issuance under such Plan from 2,363,000 to 3,863,000. Such Amendment was approved by shareholders on May 24, 2005. On April 22, 2003, our Board of Directors adopted an Amendment to the 2002 Stock Option Plan. Such Amendment was approved by shareholders on May 27, 2003. The Amendment increased the total number of shares of our Common Stock available for issuance under such Plan from 1,125,000 shares to 2,363,000. On March 28, 2002, our Board of Directors adopted the 2002 Stock Option Plan. It was approved by shareholders on May 21, 2002.

Incentive Stock Options
As of December 31, 2005, 3,084,000 shares of common stock were reserved under our incentive stock option plans, including 1,555,000 shares which are available for future grant. The incentive stock option price will not be less than the fair market value of the common stock on the date the option is granted. No option grant will have a term in excess of ten years. Additionally, options granted vest and become exercisable either on the date of grant or commencing six months from the option grant date.

A summary of incentive stock option activity is as follows:


                                                      2005                    2004                    2003
                                             ----------------------  ----------------------  ----------------------
                                             Weighted                Weighted                 Weighted
                                              Average     Number      Average      Number     Average      Number
                                               Price     Of Shares     Price     of Shares     Price     of Shares
                                             --------    ---------   --------    ---------    --------   ---------
Beginning of period                           $ 7.35     1,969,000    $ 5.26     2,206,000     $3.90     2,253,000
Granted                                        20.71       318,000     13.65       468,000      8.29       648,000
Cancelled                                       5.42       (55,000)     7.52       (30,000)     4.39        (5,000)
Exercised                                       6.93      (703,000)     4.86      (675,000)     3.67      (690,000)
                                              ------     ---------    ------     ---------     -----     ---------
End of period                                 $10.40     1,529,000    $ 7.35     1,969,000     $5.26     2,206,000
                                              ======     =========    ======     =========     =====     =========

The weighted average fair value of incentive stock options granted during 2005, 2004 and 2003 was $4.99, $3.47 and $1.85, respectively.

The following table summarizes information about incentive stock options outstanding at December 31, 2005.

                                                               Options Outstanding              Options Exercisable
                                                      --------------------------------------   ----------------------
                                                                      Average      Weighted                  Weighted
                                                                     Remaining      Average                   Average
                                                        Number      Contractual    Exercise      Number      Exercise
Exercise Price Range                                  Outstanding       Life         Price     Exercisable     Price
--------------------                                  -----------   -----------    --------    -----------   --------
$ 2.25 - 3.75                                            267,000        3.85        $ 3.00        267,000     $ 3.00
$ 4.11 - 5.62                                            338,000        6.54          4.98        338,000       4.98
$ 8.29 - 8.29                                            269,000        7.99          8.29        269,000       8.29
$13.65 - 20.71                                           655,000        7.05         17.09        655,000      17.09
                                                       ---------        ----        ------      ---------     ------
                                                       1,529,000        6.54        $10.40      1,529,000     $10.40
                                                       =========        ====        ======      =========     ======

Non-Qualified Options
As of December 31, 2005, 1,481,000 shares of common stock were reserved under our non-qualified stock option plans, including 167,000 shares which are available for future grant. Pursuant to the terms of the 1996 Non-Employee Director's Stock Option Plan, each eligible non-employee director receives an automatic grant based on a prescribed formula on the fixed annual grant date. The non-qualified options were granted at option prices which were not less than the fair market value of the common stock on the date the options were granted. The options are exercisable over a five to ten year period, either on the date of grant or commencing six months from the option date.

A summary of non-qualified stock option activity is as follows.

                                                     2005                    2004                    2003
                                            ---------------------   ---------------------   ---------------------
                                            Weighted                Weighted                 Weighted
                                             Average     Number      Average      Number     Average      Number
                                              Price     Of Shares     Price     of Shares     Price     of Shares
                                            --------    ---------   --------    ---------    --------   ---------
Beginning of period                          $ 5.63     1,417,000    $ 4.52     1,438,000     $3.85     1,313,000
Granted                                       20.71       108,000     13.65       157,000      8.29       214,000
Cancelled                                        --            --        --            --        --            --
Exercised                                      3.67      (211,000)     3.78      (178,000)     3.63       (89,000)
                                             ------     ---------    ------     ---------     -----     ---------
End of period                                $ 7.18     1,314,000    $ 5.63     1,417,000     $4.52     1,438,000
                                             ======     =========    ======     =========     =====     =========

The weighted average fair value of non-qualified options granted during 2005, 2004 and 2003 were $7.08, $4.49 and $2.53, respectively.

The following table summarizes information about non-qualified stock options outstanding at December 31, 2005.

                                                              Options Outstanding              Options Exercisable
                                                     -------------------------------------    ----------------------
                                                                     Average      Weighted                  Weighted
                                                                    Remaining      Average                   Average
                                                       Number      Contractual    Exercise      Number      Exercise
Exercise Price Range                                 Outstanding       Life         Price     Exercisable     Price
--------------------                                 -----------   -----------    --------    -----------   --------
$ 2.25 - 3.75                                           295,000        3.73        $ 3.17        295,000     $ 3.17
$ 4.09 - 5.62                                           562,000        6.02          4.50        562,000       4.50
$8.29 - 8.29                                            193,000        8.00          8.29        193,000       8.29
$13.65 - 20.71                                          264,000        7.36         16.53        264,000      16.53
                                                      ---------        ----        ------      ---------     ------
                                                      1,314,000        6.07        $ 7.18      1,314,000     $ 7.18
                                                      =========        ====        ======      =========     ======

Fair Value Valuation Estimates
As discussed in Note 1, we apply APB Opinion 25 in measuring stock-based compensation. Accordingly, no compensation cost has been recorded for options granted to employees or directors in the years ended December 31, 2005, 2004 and 2003. The fair value of each option granted has been estimated on the grant date using the Black-Scholes Option Valuation Model. The following assumptions were made in estimating fair value:

                                                        2005              2004             2003
                                                     ----------        ----------       ----------
Risk-Free Interest-Rate                                 7.00%             3.00%            2.00%
Weighted Average Expected Life -
   Incentive Options                                 2.32 years        2.65 years       2.34 years
   Non-Qualified Options                             4.20 years        4.46 years       5.00 years
Expected Volatility                                     35.0%             35.0%            37.9%
Dividend Yield                                          1.45%             1.25%             1.6%


Dividends
We have paid regular quarterly cash dividends since the second quarter of 2003. During 2005, we paid regular quarterly cash dividends totaling $8,076,000 as detailed below.

    2005 Cash Dividend Payments                             1st Quarter      2nd Quarter     3rd Quarter      4th Quarter
                                                            -----------      -----------     -----------      -----------
    Cash dividend per common share                          $.06             $.07            $.08             $.09
    Payment date                                            February 11      May 16          August 12        November 14
    Record date                                             January 28       May 4           July 29          October 31

On January 24, 2006, our Board of Directors declared a regular quarterly cash dividend of $.10 per common share, which was paid on February 13, 2006 to shareholders of record as of February 3, 2006.

Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

On April 19, 2005, our Board of Directors approved a three-for-two stock split in the form of a 50% common stock dividend which was paid on May 2, 2005 to shareholders of record on April 29, 2005. Additionally, on February 12, 2004, our Board of Directors approved a three-for-two stock split in the form of a 50% common stock dividend which was paid on March 1, 2004 to shareholders of record on February 23, 2004. The effect of these actions was to increase common shares outstanding by 9,345,000 to 28,036,000 and 5,980,000 to 17,950,000 in 2005 and 2004, respectively. All share and per common share information for all periods presented have been adjusted to reflect the three-for-two stock splits.

NOTE 5--INCOME TAXES
The following table summarizes the provision for income taxes.


                                                                 Year Ended December 31,
                                                        ----------------------------------------------
                                                            2005              2004             2003
                                                        -----------        ----------       ----------
Current:
   Federal                                              $ 9,732,000        $7,687,000       $5,095,000
   State                                                  2,370,000         2,306,000        1,734,000
                                                        -----------        ----------       ----------
                                                         12,102,000         9,993,000        6,829,000
Deferred:
   Federal                                                 (504,000)         (814,000)         (99,000)
   State                                                    105,000          (172,000)         (75,000)
                                                        -----------        ----------       ----------
                                                           (399,000)         (986,000)        (174,000)
                                                        -----------        ----------       ----------
Tax Provision                                           $11,703,000        $9,007,000       $6,655,000
                                                        ===========        ==========       ==========

Significant components of our federal and state deferred tax assets and liabilities are as follows:

                                                           Year Ended December 31,
                                                       ----------------------------------
                                                          2005                   2004
                                                       -----------           -----------
Net current deferred assets:
Allowance for doubtful accounts                        $   915,000           $   765,000
Accrued insurance c1aims- current                        1,771,000             1,705,000
Expensing of housekeeping supplies                      (2,074,000)           (2,013,000)
Other                                                     (257,000)              117,000
                                                       -----------           -----------
                                                       $   355,000           $   574,000
                                                       ===========           ===========
Net noncurrent deferred tax assets:
Deferred compensation                                  $ 2,364,000           $ 1,883,000
Non-deductible reserves                                    433,000               462,000
Depreciation of property and equipment                    (822,000)           (1,077,000)
Accrued insurance claims- noncurrent                     4,132,000             4,183,000
Other                                                       74,000               112,000
                                                       -----------           -----------
                                                       $ 6,181,000           $ 5,563,000
                                                       ===========           ===========


A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

                                                                       Year Ended December 31,
                                                           --------------------------------------------------
                                                              2005                2004                2003
                                                           -----------         ----------          ----------
Tax expense computed at
   statutory rate                                          $10,779,000         $8,297,000          $5,955,000
Increases (decreases) resulting
   from:
   State income taxes, net of
     federal tax benefit                                     1,576,000          1,386,000           1,128,000
Federal jobs credits                                          (524,000)          (641,000)           (578,000)
Tax exempt interest                                           (243,000)          (102,000)            (73,000)
Other, net                                                     115,000             67,000             223,000
                                                           -----------         ----------          ----------
                                                           $11,703,000         $9,007,000          $6,655,000
                                                           ===========         ==========          ==========

Income taxes paid were $8,196,000, $7,256,000 and $4,728,000 during 2005, 2004 and 2003, respectively.

NOTE 6--RELATED PARTY TRANSACTIONS
One of our directors, as well as the brother of an officer and director (collectively "Related Parties"), have separate ownership interests in several different client facilities which have entered into service agreements with us. During the years ended December 31, 2005, 2004 and 2003 the service agreements with the client facilities in which the Related Parties have ownership interests resulted in revenues of $7,652,000, $6,608,000 and $4,265,000, respectively. At December 31, 2005 and 2004, accounts and notes receivable from such facilities of $2,343,000 and $1,633,000, respectively, are included in the accompanying consolidated balance sheets. During 2005, we encountered difficulty in collecting amounts due from facilities operated by the brother of an officer and director. We were issued interest bearing promissory notes in the aggregate amount of $1,200,000 for the obligations due. At December 31, 2005, the subject accounts and notes receivable balances due from the Related Parties are within agreed upon payment terms.

Another of our directors is a member of a law firm which was retained by us during the years ended December 31, 2005, 2004 and 2003. Fees received from us by such firm did not exceed $100,000 in any of the years ended December 31, 2005, 2004 and 2003. Additionally, such fees did not exceed, in any year, 5% of such firm's revenues.

NOTE 7--SEGMENT INFORMATION
Reportable Operating Segments
We manage and evaluate our operations in two reportable segments. The two reportable segments are Housekeeping (housekeeping, laundry, linen and other services), and Food (food services). Although both segments serve the same client base and share many operational similarities, they are managed separately due to distinct differences in the type of service provided, as well as the specialized expertise required of the professional management personnel responsible for delivering the respective segment's services. We consider the various services provided within Housekeeping to be one reportable operating segment since such services are rendered pursuant to a single service agreement and the delivery of such services is managed by the same management personnel.

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

Housekeeping provides services in Canada, although essentially all of its revenues and net income, 99% in both categories, are earned in one geographic area, the United States. Food provides services solely in the United States.

                                                       Housekeeping            Food           Corporate and
                                                         services            services         eliminations            Total
                                                       ------------        -----------        -------------       ------------
YEAR ENDED DECEMBER 31, 2005
Revenues                                               $375,133,000        $92,864,000        $ (1,706,000)       $466,291,000
Income before income taxes                               31,909,000          2,634,000          (3,744,000)(1)      30,799,000
Depreciation                                              1,229,000            116,000             527,000           1,872,000
Total assets                                             62,631,000         17,754,000         108,045,000(2)      188,430,000

YEAR ENDED DECEMBER 31, 2004
Revenues                                               $357,754,000        $87,309,000        $ (2,495,000)       $442,568,000
Income before income taxes                               29,336,000          1,934,000          (7,564,000)(1)      23,706,000
Depreciation                                              1,191,000             97,000             585,000           1,873,000
Total assets                                             60,958,000         15,546,000          90,460,000(2)      166,964,000

YEAR ENDED DECEMBER 31, 2003
Revenues                                               $318,540,000        $62,189,000        $ (1,010,000)       $379,718,000
Income before income taxes                               23,361,000          1,964,000          (7,811,000)(1)      17,515,000
Depreciation                                              1,159,000             69,000             687,000           1,915,000
Total assets                                             65,045,000         14,789,000           78,494,00(2)      158,328,000

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

Total Revenues from Clients
The following revenues earned from clients differ from segment revenues reported above due to the inclusion of adjustments used for segment reporting purposes by management. We earned total revenues from clients in the following service categories:

                                                                   Year Ended December 31,
                                                       ---------------------------------------------------
                                                           2005               2004                2003
                                                       ------------       ------------        ------------
Housekeeping services                                  $262,842,000       $249,314,000        $223,303,000
Laundry and linen services                              109,764,000        105,545,000          93,257,000
Food services                                            91,244,000         85,593,000          61,677,000
Maintenance services and Other                            2,441,000          2,116,000           1,481,000
                                                       ------------       ------------        ------------
                                                       $466,291,000       $442,568,000        $379,718,000
                                                       ============       ============        ============

Major Client
We have one client, a nursing home chain, which in 2005, 2004 and 2003 accounted for 19%, 20% and 23%, respectively, of total revenues. In the year ended December 31, 2005, we derived 18% and 27%, respectively, of the Housekeeping and Food segments' revenues from such client. Additionally, at both December 31, 2005 and 2004, amounts due from such client represented less than 1% of our accounts receivable balance. According to public filings, the client entered into a merger agreement on August 16, 2005 and the transaction is expected to close in the first quarter of 2006. Although we expect to continue the relationship with this client's successor, there can be no assurance thereof, and the loss of such client would have a material adverse affect on the results of operations of our two operating segments. In addition, if such client's successor changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

NOTE 8--EARNINGS PER COMMON SHARE
A reconciliation of the numerators and denominators of basic and diluted earning per common share is as follows:

                                                                           Year Ended December 31, 2005
                                                                     ----------------------------------------
                                                                     Income        Shares           Per-share
                                                                     (Numerator)   (Denominator)    Amount
                                                                     -----------   -------------    ---------
Net Income                                                           $19,096,000
                                                                     ===========
Basic earnings per common share                                       19,096,000     26,921,000       $.71
Effect of dilutive securities:
   Options                                                                            1,399,000       (.04)
                                                                     -----------     ----------       ----
Diluted earnings per common share                                    $19,096,000     28,320,000       $.67
                                                                     ===========     ==========       ====


                                                                           Year Ended December 31, 2004
                                                                     ----------------------------------------
                                                                     Income        Shares           Per-share
                                                                     (Numerator)   (Denominator)    Amount
                                                                     -----------   -------------    ---------
Net Income                                                           $14,699,000
                                                                     ===========
Basic earnings per common share                                       14,699,000     26,221,000       $.56
Effect of dilutive securities:
   Options                                                                            1,439,000       (.03)
                                                                     -----------     ----------       ----
Diluted earnings per common share                                    $14,699,000     27,660,000       $.53
                                                                     ===========     ==========       ====


                                                                           Year Ended December 31, 2003
                                                                     ----------------------------------------
                                                                     Income        Shares           Per-share
                                                                     (Numerator)   (Denominator)    Amount
                                                                     -----------   -------------    ---------
Net Income                                                           $10,860,000
                                                                     ===========
Basic earnings per common share                                       10,860,000     25,574,000       $.42
Effect of dilutive securities:
   Options                                                                            1,108,000       (.01)
                                                                     -----------     ----------       ----
Diluted earnings per common share                                    $10,860,000     26,682,000       $.41
                                                                     ===========     ==========       ====

No outstanding options were excluded from the computation of diluted earnings per common share for the years ended December 31, 2005, 2004 and 2003 as none have an exercise price in excess of the average market value of our common stock during such periods.

NOTE 9--0THER CONTINGENCIES
We have a $25,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At December 31, 2005 there were no borrowings under the line of credit. However, at such date, we had outstanding a $17,925,000 (increased to $23,925,000 on January 1, 2006) irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $17,925,000 at December 31, 2005. The line of credit requires us to satisfy two financial covenants. We are in compliance with the financial covenants at December 31, 2005 and expect to continue to remain in compliance with such financial covenants.

We provide our services in 45 states and we are subject to numerous local taxing jurisdictions within those states. Consequently, the taxability of our services is subject to various interpretations within these jurisdictions. In the ordinary course of business, a jurisdiction may contest our reporting positions with respect to the application of its tax code to our services, which may result in additional tax liabilities.

As of December 31, 2005 and December 31, 2004 we have unsettled tax assessments (including interest to date) from various state taxing authorities of $550,000 ($358,000, net of federal income taxes) and $2,800,000
($1,800,000, net of federal income taxes), respectively. With respect to these assessments, we have recorded a reserve at December 31, 2005 of $155,000 ($100,000, net of federal income taxes) and at December 31, 2004 of $900,000 ($590,000, net of federal income taxes). During 2005, we executed a closing agreement with a state's revenue services department settling a $2,400,000 assessment (including interest) resulting from the state's audit of our sales and use tax filings for the period July 1, 1999 through June 30, 2003. The closing agreement settlement, among other understandings, required a payment of $700,000 (including interest) in connection with the audit assessment. Such payment was charged to the aforementioned reserve.

With respect to the other remaining outstanding assessments, we intend to vigorously defend our positions that the assessments are without merit. In other tax matters, because of the uncertainties related to both the probable outcome and amount of probable assessment due, we are unable to make a reasonable estimate of a liability. We do not expect the resolution of any of these matters, taken individually or in the aggregate, to have a material adverse effect on our consolidated financial position or results of operations.

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

NOTE 10--ACCRUED INSURANCE CLAIMS
We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers' compensation insurance. Under these plans, predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost.

We regularly evaluate our claims' pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims' estimate. Our evaluation is based primarily on current information derived from reviewing our claims' experience and industry trends. In the event that our claims' experience and/or industry trends result in an unfavorable change, it would have an adverse effect on our consolidated results of operations and financial condition.

For workers' compensation, we record a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of our historical data and open claims. The accrued insurance claims were reduced by approximately $903,000, $935,000 and $1,287,000 at December 31, 2005, 2004 and 2003, respectively in order to record the estimated present value at the end of each year using an 8% discount factor over the estimated remaining pay-out period.

For general liability, we record a reserve for the estimated amounts to be paid for known claims.

NOTE 11--EMPLOYEE BENEFIT PLANS
Employee Stock Purchase Plan
Since January 1, 2000, we have had a non-compensatory Employee Stock Purchase Plan ("the ESPP") for all eligible employees. All full-time and certain part-time employees who have completed two years of continuous service with us are eligible to participate. The ESPP was implemented through four annual offerings. The first annual offering commenced on January 1, 2000. On
February 12, 2004 (effective January 1, 2004), our Board of Directors extended the ESPP for an additional eight annual offerings. Annual offerings commence and terminate on the respective year's first and last calendar day. Under the ESPP, we are authorized to issue up to 1,800,000 shares of our common stock to our employees. Furthermore, under the terms of the ESPP, eligible employees can choose each year to have up to $25,000 of their annual earnings withheld to purchase our Common Stock. The purchase price of the stock is 85% of the lower of its beginning or end of the plan year market price.

The following table summarizes information about our ESPP annual offerings for the years ended December 31, 2005, 2004 and 2003:.

                                                                           ESPP Annual Offering
                                                      ---------------------------------------------------------------
                                                           2005                    2004                    2003
                                                      ---------------        ----------------         ---------------
Common shares purchased                                        64,000                  90,000                  72,000
Per common share purchase price                                $11.32                   $7.17                   $5.06
Common shares date of issue                           January 9, 2006        January 10, 2005         January 9, 2004

Retirement Savings Plan
Since October 1, 1999, we have had a retirement savings plan for non-highly compensated employees (the "RSP") under Section 401(k) of the Internal Revenue Code. The RSP allows eligible employees to contribute up to fifteen percent (15%) of their eligible compensation on a pre-tax basis. There is no match by the Company.

Deferred Compensation Plan
Since January 1, 2000, we have had a Supplemental Executive Retirement Plan (the "SERP") for certain key executives and employees. The SERP is not qualified under section 401 of the Internal Revenue Code. Under the SERP, participants may defer up to 15% of their earned income on a pre-tax basis. As of the last day of each plan year, each participant will receive a 25% match of their deferral in our Common Stock based on the then current market value. SERP participants fully vest in our matching contribution three years from the first day of the initial year of participation. The income deferred and our matching contribution are unsecured and subject to the claims of our general creditors. In the aggregate, since initiation of the SERP, 148,000 shares (including the 2005 funding of shares delivered in 2006) held by the trustee are accounted for at cost, as treasury stock. At December 31, 2005, 116,000 of such shares are vested in the respective participants' accounts.

The following table summarizes information about our SERP for the plan years ended December 31, 2005, 2004 and 2003:

                                                                                     SERP Plan Year
                                                                   --------------------------------------------------
                                                                      2005                2004                2003
                                                                   ----------          ----------           ---------
Amount expensed under SERP                                         $  317,000          $  280,000           $ 238,000
Treasury shares issued to fund SERP expense                            15,000              20,000              29,000
SERP trust account balance at December 31                          $5,626,000(1)       $4,062,000(1)        $2,848,00(1)
Unrealized gains recorded in SERP trust account                    $  705,000          $  336,000           $ 418,000

(1) SERP trust account investments are recorded at their fair value which is based on quoted market prices.

NOTE 12--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                       Three Months Ended
                                                               --------------------------------------------------------------------
                                                                 March 31            June 30         September 30       December 31
                                                               ------------       ------------       ------------      ------------
2005
Revenues                                                       $114,695,000       $116,048,000       $117,684,000      $117,864,000
Operating costs and expenses                                   $108,199,000       $109,494,000       $110,908,000      $110,089,000
Income before income taxes                                     $  6,876,000       $  7,393,000       $  7,699,000         8,831,000
Net income                                                     $  4,263,000       $  4,584,000       $  4,774,000         5,475,000
Basic earnings per common share(1)                             $        .16       $        .17       $        .18      $        .20
Diluted earnings per common share(1)                           $        .15       $        .16       $        .17      $        .19
Cash dividends per common share(1)                             $        .06       $        .07       $        .08      $        .09


2004
Revenues                                                       $106,622,000       $110,489,000       $112,324,000      $113,133,000
Operating costs and expenses                                   $101,412,000       $105,101,000       $106,611,000      $107,067,000
Income before income taxes                                     $  5,352,000       $  5,694,000       $  6,006,000      $  6,654,000
Net income                                                     $  3,318,000       $  3,530,000       $  3,724,000      $  4,127,000
Basic earnings per common share(1)                             $        .13       $        .13       $        .14      $        .16
Diluted earnings per common share(1)                           $        .12       $        .13       $        .13      $        .15
Cash dividends per common share(1)                             $        .03       $        .04       $        .05      $        .05

(1) Year-to-date earnings and cash dividends per common share amounts may differ from the sum of quarterly amounts due to rounding.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

The management of Healthcare Services Group, Inc., is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of The Company's financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of the end of December 31, 2005. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, for the periods covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company's internal control over financial reporting as of December 31, 2005 is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's independent auditors have attested to, and reported on, management's evaluation of the company's internal control over financial reporting as of December 31, 2005. This report appears on page 44.

         /s/ Daniel P. McCartney            /s/ James L. DiStefano
         ------------------------           -----------------------
         Daniel P. McCartney                James L. DiStefano
         Chief Executive Officer            Chief Financial Officer
         February 14, 2006                  February 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Healthcare Services Group, Inc.

We have audited the accompanying consolidated balance sheets of Healthcare Services Group, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Healthcare Services Group, Inc. and Subsidiaries at December 31, 2005 and 2004 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of Healthcare Services Group, Inc's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2006 expressed an unqualified opinion thereon.

GRANT THORNTON LLP

Edison, New Jersey

February 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Healthcare Services Group, Inc.

We have audited management's assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Healthcare Services Group, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Healthcare Services Group, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows, and stockholders' equity, for each of the three years in the period ended December 31, 2005, and our report dated February 14, 2006 expressed an unqualified opinion thereon.


GRANT THORNTON LLP

Edison, New Jersey

February 14, 2006

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


AUDITORS                                  CORPORATE COUNSEL                         ANNUAL STOCKHOLDERS' MEETING
Grant Thornton LLP                        Olshan Grundman Frome                     Date  - May 23, 2006
399 Thornall Street                       Rosenzweig & Wolosky LLP                  Time  - 10:00 A.M.
Edison, NJ 08837                          Park Avenue Tower                         Place - The Radisson Hotel of Bucks County
                                          65 East 55th Street                               2400 Old Lincoln Highway
                                          New York, NY 10022                                Trevose, PA 19047
DIRECTORS
DANIEL P. MCCARTNEY                       BARTON D. WEISMAN                         JOHN M. BRIGGS
Chairman & Chief Executive Officer        Chairman-NuVision Management, LLC         Certified Public Accountant

THOMAS A. COOK                            ROBERT L. FROME, ESQ.
President & Chief Operating Officer       Senior Partner - Olshan Grundman Frome
                                            Rosenzweig & Wolosky LLP
JOSEPH F. MCCARTNEY
Northeast Divisional Vice President       ROBERT J. MOSS, ESQ.
                                          President - Moss Associates
OFFICERS AND CORPORATE
MANAGEMENT
DANIEL P. MCCARTNEY                       JOHN D. KELLY                             KEVIN MCCARTNEY
Chief Executive Officer                   Western Divisional Vice President         Northeast Divisional Vice President

THOMAS A. COOK                            GERROD LAMBRECHT                          JAMES SCHRECK
President & Chief Operating Officer       Midwest Divisional Vice President         Midwest Divisional Vice President

JAMES L. DISTEFANO                        NICHOLAS R. MARINO                        ROBERT SCUTTA
Chief Financial Officer & Treasurer       Human Resources Director                  Mid-Atlantic Divisional Vice President

MICHAEL HAMMOND                           MICHAEL E. MCBRYAN                        DAVID SMIGEL
Western Regional Vice President           Senior Vice President                     Western Divisional Vice President

MICHAEL HARDER                            BRYAN D. MCCARTNEY                        JAMES P. O'TOOLE
Vice President - Credit Administration    Senior Vice President                     Mid-Atlantic Divisional Vice President


RICHARD W. HUDSON                         JOSEPH F. MCCARTNEY                       BRIAN M. WATERS
Vice President - Finance and Secretary    Northeast Divisional Vice President       Southeast Divisional Vice President

MARKET MAKERS

As of the end of 2005, the following firms were making a market in the shares of Healthcare Services Group, Inc.:

UBS Capital Markets, L.P.                 Morgan Stanley & Co., Inc.                Merrill Lynch, Pierce, Fenner
Goldman, Sachs & Co.                      C.L. King & Associates                    Crown Financial Group
Jefferies & Company, Inc.                 Citigroup Global Markets, Inc.            Wm. Blair & Co.
Lehman Bros. Inc.                         J.P. Morgan Securities

ABOUT YOUR SHARES

Healthcare Services Group, Inc.'s Common Stock is traded on the NASDAQ National Market System of the over-the-counter market. On December 31, 2005 there were 27,062,000 of the Company's common shares issued and outstanding. As of February 14, 2006 there were 691 holders of record of the common stock, including holders whose stock was held in nominee name by brokers or other nominees. It is estimated that there are Xxx beneficial holders.
The high and low closing price quotations for our Common Stock during the years ended December 31, 2005 and 2004, ranged as follows (adjusted to reflect the 3 for 2 stock split paid in the form of a 50% common stock dividend on May 2, 2005):

                                         2005 High          2005 Low          2004 High         2004 Low
                                         ---------          --------          ---------         --------
1st Qtr.                                   $16.53            $12.54            $11.33            $ 8.44
2nd Qtr.                                    20.65             14.17             11.23              9.86
3rd Qtr.                                    21.60             15.77             12.41             10.13
4th Qtr.                                    21.45             17.01             14.27             11.69

AVAILABILITY OF FORM 10-K
A copy of Healthcare Services Group, Inc.'s 2005 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission is available on the Company's website "www.hcsgcorp.com". Additionally, it will be provided without charge to each shareholder making a written request to the Investor Relations Department of the Company at its Corporate Offices.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: February 14, 2006                  HEALTHCARE SERVICES GROUP, INC.
                                                   (Registrant)

                                          By: /s/ Daniel P. McCartney
                                              --------------------------------
                                                  Daniel P. McCartney
                                                  Chief Executive Officer and
                                                  Chairman of the Board

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated:

       Signature                                 Title                                     Date
       ---------                                 -----                                     ----
/s/ Daniel P. McCartney                    Chief Executive                           February 14, 2006
-----------------------                    Officer and Chairman
Daniel P. McCartney


/s/ Joseph F. McCartney                    Director and Vice                         February 14, 2006
-----------------------                    President
Joseph F. McCartney


/s/ Barton D. Weisman                      Director                                  February 14, 2006
-----------------------
Barton D. Weisman


/s/ Robert L. Frome                        Director                                  February 14, 2006
-----------------------
Robert L. Frome


/s/ Thomas A. Cook                         Director, President                       February 14, 2006
-----------------------                    and Chief Operating
Thomas A. Cook                             Officer

/s/ John M. Briggs                         Director                                  February 14, 2006
-----------------------
John M. Briggs

/s/ Robert J. Moss                         Director                                  February 14, 2006
-----------------------
Robert J. Moss

/s/ James L. DiStefano                     Chief Financial                           February 14, 2006
-----------------------                    Officer and
James L. DiStefano                         Treasurer

/s/ Richard W. Hudson                      Vice President-                           February 14, 2006
-----------------------                    Finance, Secretary
Richard W. Hudson                          and Chief Accounting
                                           Officer