Form 10-Q
period 2006-03-31
HEALTHCARE SERVICES GROUP INC
filed 2006-04-21
CIK 731012

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2006            Commission File Number  0-120152

                         HEALTHCARE SERVICES GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                     23-2018365
--------------------------------                   -----------------------------
(State or other jurisdiction of                    (IRS Employer Identification
 incorporation or organization)                              number)

           3220 Tillman Drive-Suite 300, Bensalem, Pennsylvania 19020
           ----------------------------------------------------------
               (Address of principal executive office) (Zip code)

Registrant's telephone number, including area code: 215-639-4274
                                                    -------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such returns), (2) has been subject to such filing requirements for the past 90 days.
                                                            YES _X_       NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one) Large accelerated filer ___ Accelerated filer _X_ Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                              YES___      NO _X_

Number of shares of common stock, issued and outstanding as of April 20, 2006 is 27,260,000

                               Total of 32 Pages

                                            INDEX
                                            -----
PART I.                             FINANCIAL INFORMATION                                   PAGE NO.
                                    ---------------------                                   --------

Item 1.    Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
           March 31, 2006 and  December 31, 2005                                                2

           Consolidated Statements of Income for the Three Months Ended March 31,
           2006 and March 31, 2005                                                              3

           Consolidated Statements of Cash Flows for the Three Months ended March
           31, 2006 and March 31, 2005                                                          4

           Consolidated Statement of Stockholders' Equity for the Three Months
           Ended March 31, 2006                                                                 5

           Notes To Consolidated Financial Statements                                        6 - 12

Item 2.    Management's  Discussion and Analysis of Financial Condition and
           Results Of Operations                                                             13 - 24

Item 3.    Quantitative and Qualitative Disclosure About Market Risk                           25

Item 4.    Controls and Procedures                                                             25


Part II.                              Other Information
Item 1.    Legal Proceedings                                                                   26
Item 1A.   Risk Factors                                                                        26
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                         26
Item 3.    Defaults Upon Senior Securities                                                     26
Item 4.    Submission of Matters to a Vote of Security Holders                                 26
Item 5.    Other Information                                                                   26
Item 6.    Exhibits                                                                            26
           Signatures                                                                          27

                                      -1-
                                      ---

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
              CONSOLIDATED BALANCE SHEETS

                                                                                    (Unaudited)

                                                                                     March 31,          December 31,
                                                                                       2006                2005
                                                                                   ---------------------------------
ASSETS
CURRENT ASSETS:
              Cash and cash equivalents                                            $  97,396,000       $  91,005,000
              Accounts and notes receivable, less allowance for doubtful
                accounts of $2,485,000 in 2006 and $2,275,000 in 2005                 62,777,000          59,197,000
              Inventories and supplies                                                11,949,000          11,729,000
              Deferred income taxes                                                      484,000             355,000
              Prepaid expenses and other                                               3,950,000           3,330,000
                                                                                   -------------       -------------
                   Total current assets                                              176,556,000         165,616,000
PROPERTY AND EQUIPMENT:
              Laundry and linen equipment installations                                2,148,000           2,416,000
              Housekeeping equipment and office equipment                             15,211,000          15,141,000
              Autos and trucks                                                            80,000              79,000
                                                                                   -------------       -------------
                                                                                      17,439,000          17,636,000
              Less accumulated depreciation                                           12,713,000          12,892,000
                                                                                   -------------       -------------
                                                                                       4,726,000           4,744,000
COSTS IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED- Less
    accumulated amortization of $1,743,000 in 2006 and 2005                            1,612,000           1,612,000
NOTES RECEIVABLE- long term portion, net of discount                                   4,329,000           4,555,000
DEFERRED COMPENSATION FUNDING                                                          6,151,000           5,626,000
DEFERRED INCOME TAXES- long term portion                                               6,370,000           6,181,000
OTHER NONCURRENT ASSETS                                                                   89,000              96,000
                                                                                   -------------       -------------
              TOTAL ASSETS                                                         $ 199,833,000       $ 188,430,000
                                                                                   =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
              Accounts payable                                                     $   8,201,000       $   8,760,000
              Accrued payroll, accrued and withheld payroll taxes                     12,556,000           7,792,000
              Other accrued expenses                                                   1,632,000             657,000
              Income taxes payable                                                     1,901,000           1,467,000
              Accrued insurance claims                                                 4,445,000           4,405,000
                                                                                   -------------       -------------
                   Total current liabilities                                          28,735,000          23,081,000

ACCRUED INSURANCE CLAIMS- long term portion                                           10,372,000          10,277,000
DEFERRED COMPENSATION LIABILITY                                                        7,693,000           6,909,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
              Common stock, $.01 par value: 67,500,000 shares authorized,
                28,817,000 shares issued in 2006 and 28,677,000 in 2005                  288,000             287,000
              Additional paid in capital                                              50,538,000          48,603,000
              Retained earnings                                                      115,360,000         112,299,000
              Common stock in treasury, at cost, 1,581,000 shares in 2006 and
                  1,616,000 in 2005                                                  (13,153,000)        (13,026,000)
                                                                                   -------------       -------------
              Total stockholders' equity                                             153,033,000         148,163,000
                                                                                   -------------       -------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 199,833,000       $ 188,430,000
                                                                                   =============       =============

              See accompanying notes.






                                      -2-
                                      ---

PART I.       ITEM I. FINANCIAL STATEMENTS


      CONSOLIDATED STATEMENTS OF INCOME
                 (UNAUDITED)

                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                                     2006                 2005
                                                 ------------          ------------
 Revenues                                        $118,918,000          $114,695,000
 Operating costs and expenses:
   Costs of services provided                     102,182,000            99,770,000
   Selling, general and administrative              8,891,000             8,429,000
 Other Income:
   Investment and interest income                   1,347,000               380,000
                                                 ------------          ------------

 Income before income taxes                         9,192,000             6,876,000

 Income taxes                                       3,401,000             2,613,000
                                                 ------------          ------------

 Net Income                                      $  5,791,000          $  4,263,000
                                                 ============          ============

 Basic earnings per common share                 $       0.21          $       0.16
                                                 ============          ============

 Diluted earnings per common share               $       0.20          $       0.15
                                                 ============          ============

 Cash dividends per common share                 $       0.10          $       0.06
                                                 ============          ============

 Basic weighted average number of
   common shares outstanding                       27,320,000            26,622,000
                                                 ============          ============

 Diluted weighted average number of
   common shares outstanding                       28,620,000            28,036,000
                                                 ============          ============



 See accompanying notes.












                                      -3-
                                      ---

          CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED)

                                                                  FOR THE THREE MONTHS ENDED
                                                                            MARCH 31,
                                                               ----------------------------------
                                                                    2006              2005
                                                               ---------------   ----------------
Cash flows from operating activities:
  Net Income                                                   $    5,791,000    $     4,263,000
   Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation                                                    473,000            479,000
      Bad debt provision                                              375,000            375,000
      Deferred income taxes benefits                                 (318,000)          (293,000)
      Unrealized (gain) loss on deferred compensation
          fund investments                                           (434,000)            55,000
   Changes in operating assets and liabilities:
      Accounts and notes receivable                                (3,955,000)          (582,000)
      Inventories and supplies                                       (220,000)          (381,000)
      Notes receivable- long term portion                             226,000            552,000
      Deferred compensation funding                                   (91,000)          (190,000)
      Accounts payable and other accrued expenses                     416,000          1,166,000
      Accrued payroll, accrued and withheld payroll taxes           5,493,000          5,611,000
      Accrued insurance claims                                        135,000            714,000
      Deferred compensation liability                                 783,000            313,000
      Income taxes payable                                            434,000             15,000
      Prepaid expenses and other assets                              (613,000)          (849,000)
                                                               ---------------   ----------------
          Net cash provided by operating activities                 8,495,000         11,248,000
                                                               ---------------   ----------------
Cash flows from investing activities:
  Disposals of fixed assets                                            32,000              3,000
  Additions to property and equipment                                (487,000)          (460,000)
                                                               ---------------   ----------------
          Net cash used in investing activities                      (455,000)          (457,000)
                                                               ---------------   ----------------
Cash flows from financing activities:
  Treasury stock transactions in benefit plans                        (37,000)                --
  Dividends paid                                                   (2,730,000)        (1,591,000)
  Acquisition of treasury stock                                      (613,000)          (155,000)
  Reissuance of treasury stock pursuant to Dividend
       Reinvestment Plan                                                9,000              7,000
  Proceeds from the exercise of stock options                       1,209,000          1,267,000
  Tax benefit of stock option transactions                            513,000            746,000
                                                               ---------------   ----------------
          Net cash provided by (used in) financing activities      (1,649,000)           274,000
                                                               ---------------   ----------------

Net increase in cash and cash equivalents                           6,391,000         11,065,000

Cash and cash equivalents at beginning of the period               91,005,000         74,847,000
                                                               ---------------   ----------------

Cash and cash equivalents at end of the period                 $   97,396,000    $    85,912,000
                                                               ===============   ================

Supplementary Cash Flow Information:
Income taxes cash payments, net of refunds                     $    2,771,000    $     2,145,000
                                                               ===============   ================

Issuance of 64,000 shares of Common Stock in 2006 and
90,000 shares of Common Stock in 2005 pursuant to
Employee Stock Plans                                           $      728,000    $       643,000
                                                               ===============   ================

                                  See accompanying notes.









                                      -4-
                                      ---

Consolidated Statements of Stockholders' Equity
(Unaudited)

                                                                                   For the Three Months Ended March 31, 2006
                                                                                   ------------------------------------------
                                                                                                  Additional
                                                                       Common Stock               Paid-in           Retained
                                                                  Shares          Amount           Capital          Earnings
                                                              ----------------  ------------   ----------------- ---------------
Balance, December 31, 2005                                         28,677,000      $287,000         $48,603,000    $112,299,000

Net income for the period                                                                                             5,791,000

Exercise of stock options and other share-based compensation,
  net of 1,000 shares tendered for payment                            140,000         1,000           1,208,000

Tax benefit arising from stock option transactions                                                      513,000

Acquisition of treasury stock (34,000 shares)

Shares purchased and shares sold in employee Deferred
 Compensation Plan and other benefit plans (4,000 shares)

Shares issued pursuant to Employee Stock Plans (64,000 shares)                                          209,000

Cash dividends - $.10 per common share                                                                               (2,730,000)

Shares issued pursuant to Dividend Reinvestment Plan (1,000 shares)                                       5,000

                                                              ----------------  ------------   ----------------- ---------------
Balance, March 31, 2006                                            28,817,000      $288,000         $50,538,000    $115,360,000
                                                              ================  ============   ================= ===============

                                                                 For the Three Months Ended March 31, 2006
                                                                 ------------------------------------------
                                                                       Treasury         Stockholders'
                                                                        Stock              Equity
                                                                    ---------------  --------------------
Balance, December 31, 2005                                            ($13,026,000)         $148,163,000

Net income for the period                                                                      5,791,000

Exercise of stock options and other share-based compensation,
  net of 1,000 shares tendered for payment                                                     1,209,000

Tax benefit arising from stock option transactions                                               513,000

Acquisition of treasury stock (34,000 shares)                             (613,000)             (613,000)

Shares purchased and shares sold in employee Deferred
 Compensation Plan and other benefit plans (4,000 shares)                  (37,000)              (37,000)

Shares issued pursuant to Employee Stock Plans (64,000 shares)             519,000               728,000

Cash dividends - $.10 per common share                                                        (2,730,000)

Shares issued pursuant to Dividend Reinvestment Plan (1,000 shares)          4,000                 9,000

                                                                    ---------------  --------------------
Balance, March 31, 2006                                               ($13,153,000)         $153,033,000
                                                                    ===============  ====================





See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (Unaudited)

NOTE 1 -  BASIS OF REPORTING

         The accompanying financial statements are unaudited and do not include certain information and note disclosures required by generally accepted accounting principles for complete financial statements. However, in our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 2005 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 2005. The financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the quarter ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year.

         Inventories and supplies include housekeeping, linen and laundry supplies, as well as food provisions. Inventories and supplies are stated at cost to approximate a first-in, first-out (FIFO) basis. Linen supplies are amortized over a 24 month period.

NOTE 2 -  OTHER CONTINGENCIES

         We have a $25,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At March 31, 2006 and December 31, 2005, there were no borrowings under the line of credit. However, we had outstanding at such dates $23,925,000 and $17,925,000, respectively, of irrevocable standby letters of credit which relate to payment obligations under our insurance programs. As a result of the letters of credit issued, the amount available under the line of credit was reduced by $23,925,000 and $17,925,000 at March 31, 2006 and December 31, 2005, respectively. The line of credit requires us to satisfy two financial covenants. We were in compliance with the financial covenants at both March 31, 2006 and December 31, 2005 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2006. We believe the line of credit will be renewed at that time.

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

         At both March 31, 2006 and December 31, 2005 we have unsettled tax assessments from a state taxing authority of $550,000 ($358,000, net of federal income taxes). With respect to these assessments, we have recorded a reserve at March 31, 2006 of $275,000 ($175,000 net of federal income taxes) and at December 31, 2005 of $155,000 ($100,000 net of federal income taxes).

      In other tax matters, because of the uncertainties related to both the probable outcome and amount of probable assessment due, we are unable to make a reasonable estimate of a liability. We do not expect the resolution of any of these matters, taken individually or in the aggregate, to have a material adverse affect on our consolidated financial position or results of operations.

         We are involved in miscellaneous claims and litigation arising in the ordinary course of business. We believe that these matters, taken individually or in the aggregate, would not have a material adverse affect on our financial position or consolidated results of operations.

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

NOTE 3 - SEGMENT INFORMATION
         REPORTABLE OPERATING SEGMENTS
         -----------------------------
         We manage and evaluate our operations in two reportable segments. The two reportable segments are Housekeeping (housekeeping, laundry, linen and other services), and Food (food services). Although both segments serve the same client base and share many operational similarities, they are managed separately due to distinct differences in the type of service provided, as well as the specialized expertise required of the professional management personnel responsible for delivering the respective segment's services. We consider the various services provided within Housekeeping to be one reportable operating segment since such services are rendered pursuant to a single service agreement and the delivery of such services is managed by the same management personnel.

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

                                      -7-
                                      ---

                             Housekeeping          Food          Corporate and
                               services          services         eliminations             Total
                             ------------      ------------      -------------         ------------
Quarter Ended March 31,
-----------------------
         2006
         ----
Revenues                     $ 94,859,000      $ 23,039,000      $  1,020,000          $118,918,000
Income before income
   taxes                     $  9,414,000      $    703,000      $   (925,000)(1)      $  9,192,000

Quarter Ended March 31,
-----------------------
         2005
         ----
Revenues                     $ 91,090,000      $ 22,615,000      $    990,000          $114,695,000
Income before income
   taxes                     $  8,282,000      $    644,000      $ (2,050,000)(1)      $  6,876,000

(1) represents primarily corporate office cost and related overhead, as well as consolidated subsidiaries' operating expenses that are not allocated to the reportable segments.

         TOTAL REVENUES FROM CLIENTS
         ---------------------------
         The following revenues earned from clients differ from segment revenues reported above due to the inclusion of adjustments used for segment reporting purposes by management. We earned total revenues from clients in the following service categories:
                                      For the Quarter Ended March 31,
                               -------------------------------------------
                                    2006                           2005
                                    ----                           ----
Housekeeping services          $ 67,307,000                  $  64,459,000
Laundry and linen services       28,091,000                     27,092,000
Food Services                    22,909,000                     22,437,000
Maintenance services
     and Other                      611,000                        707,000
                               ------------                   ------------
                               $118,918,000                   $114,695,000
                               ============                   ============

         MAJOR CLIENT
         ------------
         We have one client, a nursing home chain, which in each of the three month periods ended March 31, 2006 and 2005 accounted for 19% of total revenues. In the three month period ended March 31, 2006, we derived 17% and 27%, respectively, of Housekeeping and Food's revenues from such client. According to public filings, the client completed its previously announced merger on March 14, 2006. Although we expect to continue the relationship with this client's successor, there can be no assurance thereof, and the loss of such client would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client's successor changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

                                      -8-
                                      ---

NOTE 4 - EARNINGS PER COMMON SHARE
         A reconciliation of the numerator and denominator of basic and diluted earnings per common share is as follows:

                                          Quarter Ended March 31, 2006
                                          ----------------------------
                                    Income              Shares        Per-share
                                  (Numerator)        (Denominator)     Amount
                                  -----------        -------------    ---------
Net income                        $5,791,000
                                  ==========
Basic earnings per
      common share                $5,791,000          27,320,000       $  .21
Effect of dilutive securities:
       Options                                         1,300,000         (.01)
                                  ----------          ----------       ------
Diluted earnings per
       common share               $5,791,000          28,620,000       $  .20
                                  ==========          ==========       ======

                                          Quarter Ended March 31, 2005
                                          ----------------------------
                                    Income              Shares        Per-share
                                  (Numerator)        (Denominator)     Amount
                                  -----------        -------------    ---------
Net income                        $4,263,000
                                  ==========
Basic earnings per
      common share                $4,263,000          26,622,000       $  .16
Effect of dilutive securities:
       Options                                         1,414,000         (.01)
                                  ----------          ----------       ------
Diluted earnings per
       common share               $4,263,000           28,036,000      $  .15
                                  ==========          ==========       ======

         Options to purchase 426,000 shares of common stock at an average exercise price of $20.71 were outstanding during the three month period ended March 31, 2006 but not included in the computation of diluted earnings per common share because the options' exercise prices were greater than the average market price of the common shares, and therefore, would be antidilutive. No outstanding options were excluded from the computation of diluted earnings per common share for the three month period ended March 31, 2005 as none have an exercise price in excess of the average market value of our common stock during such period.

         DIVIDENDS
         ---------
         On February 13, 2006 we paid, to shareholders of record on February 3, 2006, a regular quarterly cash dividend of $.10 per common share. Such regular quarterly cash dividend payment in the aggregate was $2,730,000. Additionally, on April 18, 2006, our Board of Directors declared a regular cash dividend of $.11 per common share to be paid on May 10, 2006 to shareholders of record as of April 28, 2006.

                                      -9-
                                      ---

NOTE 5 - SHARE-BASED COMPENSATION
         During the three months ended March 31, 2006, the stock option activity under our 2002 Stock Option Plan, 1995 Incentive and Non-Qualified Stock Option Plan for key employees, and 1996 Non-Employee Director's Stock Option Plan (collectively the "Stock Option Plans"), was as follows:

                                                                                         Weighted Average
                                                                                             Remaining
                                                                                            Contractual            Aggregate
                                                 Weighted Average            Number            Term                Intrinsic
                                                      Price                of Shares         (In Years)               Value
                                                 ----------------        ----------------    ----------            ----------
Outstanding, January 1, 2006                         $   8.91              2,843,000
Granted                                                    --                     --
Cancelled                                               13.65                 (2,000)
Exercised                                                8.68               (139,000)
                                                     --------              ---------
Outstanding, March 31, 2006                          $   8.92              2,702,000             6.04               $33,620,000
                                                     ========              =========             ====               ===========

Options exercisable as of March 31, 2006                                   2,702,000             6.04               $33,620,000
                                                                           =========             ====               ===========

         Other information pertaining to option activity during the three month periods ended March 31, 2006 and March 31, 2005 was as follows:

                                                                       March 31, 2006      March 31, 2005
                                                                       --------------      --------------
Weighted average grant-date fair value of stock options granted:       Not applicable      Not applicable
Total fair value of stock options vested:                              Not applicable      Not applicable
Total intrinsic value of stock options exercised:                        $1,512,000          $2,135,000

         Under the Stock Option Plans, 3,863,000 shares of our Common Stock are available for issuance. Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our Common Stock on the date the option was granted and no option has a term in excess of ten years. Additionally, options vested and became exercisable either on the date of grant or commencing six months from the option grant date.

         In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment ("SFAS No. 123R" or the "Statement"). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25") and its related implementation guidance. On January 1, 2006, we adopted the provisions of SFAS No. 123R using the modified prospective method. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as financing cash flows, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

                                      -10-
                                      ----

         Prior to the adoption of SFAS No. 123R, we followed the intrinsic value method in accordance with APB No. 25 to account for our employee stock options and share purchase rights. Accordingly, no compensation expense was recognized for share purchase rights granted in connection with the issuance of stock options under any of our Stock Option Plans, or through our 2000 Employee Stock Purchase Plan (the "ESPP") for periods ended prior to January 1, 2006. The adoption of SFAS No. 123R primarily resulted in a change in our method of recognizing the fair value of share-based compensation. Specifically, the adoption of SFAS No. 123R will result in our recording compensation expense for employee stock options and ESPP rights.

         The pre-tax share-based employee compensation expense recorded in the 2006 first quarter was approximately $81,000. Such expense resulted solely from the estimated value to be recognized from the share-based payments of our ESPP. It is estimated, at this time, that the expense attributable to such share-based payments in each of the subsequent quarters of 2006 will approximate the amount recorded in the 2006 first quarter, dependent on the change in our stock price. Additionally, we do not expect to grant any employee options and therefore recognize any share-based payments' expense from the issuance of employee stock options in 2006 until the fourth quarter. Although such impact is expected to be material, the impact cannot be reasonably estimated because it will depend on certain factors which are not fully known at this time. The options outstanding at December 31, 2005 did not and will not impact 2006 consolidated results of operations and financial position since all option-holders were fully vested in such options at December 31, 2005.

         The fair market value of the shared-based payments of our ESPP for the 2006 first quarter was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

              Risk-free interest rate                      4.0%
              Expected volatility                         35.0%
              Weighted average expected life (in years)    1.0
              Dividend yield                               1.9%

         Results for the 2005 first quarter have not been restated. Had compensation expense for employee stock options granted under our Stock Option Plans and share purchase rights under our ESPP been determined based on fair value at the grant date consistent with SFAS No. 123, our net income and earnings per share for the 2005 first quarter would have been the pro forma amounts indicated below:

                                      -11-
                                      ----

                                                               Quarter Ended
                                                               March 31, 2005
                                                               --------------
Net Income
         As reported                                             $4,263,000
Deduct:  Total share-based employee compensation
         expense determined under fair value based
         method for all awards, net of related tax effects:
                 Stock Option Plans                              (1,020,000)
                 ESPP                                              (151,000) (1)
                                                                 ----------
Pro forma net income                                             $3,092,000
                                                                 ==========

Basic Earnings Per Common Share
         As reported                                             $ .16
         Pro forma                                               $ .12
Diluted Earnings Per Common Share
         As reported                                             $ .15
         Pro forma                                               $ .11

(1) Represents actual 2005 share-based compensation applicable to the ESPP allocated to the 2005 first quarter.

NOTE 6 - RELATED PARTY TRANSACTIONS

         One of our directors, as well as the brother of an officer and director (collectively "Related Parties"), have separate ownership interests in several different client facilities which have entered into service agreements with us. During the three month periods' ended March 31, 2006 and March 31, 2005, the service agreements with the client facilities in which the Related Parties have ownership interests resulted in revenues of $1,932,000 and $1,920,000, respectively. At March 31, 2006 and December 31, 2005, accounts and notes receivable from such facilities of $2,266,000 and $2,343,000, respectively, are included in the accompanying consolidated balance sheets. During 2005, we were issued interest bearing promissory notes in the aggregate amount of $1,200,000 for the obligations due amounts due from facilities operated by the brother of an officer and director. The subject accounts and notes receivable balances due from the Related Parties are within agreed upon payment terms.

         Another of our directors is a member of a law firm which was retained by us. During the three month periods' ended March 31, 2006 and March 31, 2005, fees received from us by such firm did not exceed $75,000 in either period. Additionally, such fees did not exceed, in either three months period, 5% of such firm's revenues.

                                      -12-
                                      ----

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

         CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
         ---------------------------------------------------------
         This report includes forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; one client accounting for approximately 19% of revenues in the three month period ended March 31, 2006 (the client has completed its previously announced merger on March 14, 2006- see
Note 3, "Major Client" above); our claims experience related to workers' compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, including state and local regulations pertaining to the taxability of our services; and the risk factors described in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005 and in Part I thereof under "Government Regulation of Clients", "Competition", "Service Agreements/Collections" and "Risk Factors". Many of our clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which have been and continue to be adversely affected by the change in Medicare payments under the 1997 enactment of the Medicare Prospective Payment System. That change, and the lack of substantive reimbursement funding rate reform legislation, as well as other trends in the long-term care industry have resulted in certain of our clients filing for bankruptcy protection. Others may follow. Any decisions by the government to discontinue or adversely modify legislation related to reimbursement funding rates will have a material adverse effect on our clients. These factors, in addition to delays in payments from clients have resulted in and could continue to result in significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing services could not be passed on to our clients.

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

RESULTS OF OPERATIONS
The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of March 31, 2006 and December 31, 2005 and the periods then ended, and the notes accompanying those financial statements.

                                      -13-
                                      ----

         OVERVIEW
         --------
         We provide housekeeping, laundry, linen, facility maintenance and food services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe that we are the largest provider of housekeeping and laundry services to the long-term care industry in the United States, rendering such services to approximately 1,700 facilities in 45 states as of March 31, 2006. Although we do not directly participate in any government reimbursement programs, our clients' reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

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

                                      -14-
                                      ----

 CONSOLIDATED OPERATIONS
 -----------------------
         The following table sets forth, for the periods indicated, the percentage which certain items bear to consolidated revenues:

                                    Relation to Consolidated Revenues
                                      For the Quarter Ended March 31,
                                    ----------------------------------
                                           2006             2005
                                           ----             ----
Revenues                                  100.0%           100.0%
Operating costs and expenses:
  Costs of services provided               85.9             87.0
Selling, general and
     administration                         7.5              7.3
Investment and interest income              1.1               .3
                                          -----            -----
Income before income taxes                  7.7              6.0
Income taxes                                2.8              2.3
                                          -----            -----
Net income                                  4.9%             3.7%
                                          =====            =====

         Subject to the factors noted in the Cautionary Statement Regarding Forward Looking Statements included in this report, we anticipate our financial performance for the remainder of 2006 to be comparable to the three month period ended March 31, 2006 percentages presented in the above table as they relate to consolidated revenues.

         Housekeeping is our largest and core reportable segment, representing approximately 81% of consolidated revenues for the quarter ended March 31, 2006. Food revenues represented approximately 19% of consolidated revenues for such quarter.

         Although there can be no assurance thereof, we believe that for the remainder of 2006 each of Housekeeping's and Food's revenues, as a percentage of consolidated revenues, will remain approximately the same as their respective percentages noted above. Furthermore, we expect the sources of growth for the remainder of 2006 for the respective operating segments will be primarily the same as historically experienced. Accordingly, although there can be no assurance thereof, the growth in Food is expected to come from our current Housekeeping client base, while growth in Housekeeping will primarily come from obtaining new clients.









                                      -15-
                                      ----

2006 FIRST QUARTER COMPARED WITH 2005 FIRST QUARTER

The following table sets forth 2006 first quarter income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage increases of each compared to 2005 first quarter amounts.

                                                                                                     Reportable Segments
                                                                                          -----------------------------------------
                                                                                             Housekeeping               Food
                                                       Percent       Corporate and        ------------------      -----------------
                                      Consolidated     increase      eliminations         Amount       %incr      Amount      %incr
                                      ------------     --------      ------------         ------       -----      ------      -----
Revenues                              $118,918,000       3.7%         $ 1,020,000       $94,859,000     4.1%   $23,039,000     1.9%
Cost of services provided              102,182,000       2.4           (5,599,000)       85,445,000     3.2     22,336,000     1.7

Selling, general and
  administrative expense                 8,891,000       5.5            8,891,000            --                     --

Income before income taxes               9,192,000      33.7          (   925,000)        9,414,000    13.7        703,000     9.1

REVENUES
--------

         Consolidated
         ------------
         Consolidated revenues increased 3.7% to $118,918,000 in the 2006 first quarter compared to $114,695,000 in the 2005 first quarter as a result of the factors discussed below under Reportable Segments.

         We have one client, a nursing home chain ("Major Client"), which in both the three month periods ended March 31, 2006 and March 31, 2005 accounted for 19% of consolidated revenues. According to public filings, the client completed its previously announced merger on March 14, 2006. Although we expect to continue our relationship with the Major Client's successor, there can be no assurance thereof, and the loss of such client would have a material adverse effect on our consolidated results of operations. Additionally, if such client's successor changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

         Reportable Segments
         -------------------
         Housekeeping's 4.1% net growth in reportable segment revenues is primarily a result of an increase in service agreements entered into with new clients.

         Food's 1.9% net growth in reportable segment revenues is a result of providing this service to existing Housekeeping clients.

         We derived 17% and 27%, respectively, of Housekeeping and Food's 2006 first quarter revenues from the Major Client.









                                      -16-
                                      ----

COSTS OF SERVICES PROVIDED
--------------------------

         Consolidated
         ------------
         Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues for the 2006 first quarter decreased to 85.9% from 87.0% in the corresponding 2005 quarter. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance

         Cost of Services Provided-Key Indicators             2006 %            2005 %               (Decr) %
         ----------------------------------------             ------            ------               --------
         Bad debt provision                                    .3                .3                      --
         Workers' compensation and general
              liability insurance                             3.6               4.3                     (.7)

         The decrease in workers' compensation and general liability insurance is primarily a result of reduced payments to claimants due to improved claims' experience.

         Reportable Segments
         -------------------
         Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for the 2006 first quarter decreased to 90.1% from 90.9% in the corresponding 2005 quarter. Cost of services provided for Food, as a percentage of Food revenues, for the 2006 first quarter decreased to 96.9% from 97.2% in the corresponding 2005 quarter.

         The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment's revenues, that we manage on a reportable segment basis in evaluating our financial performance:

         Cost of Services Provided-Key Indicators             2006 %            2005 %           Incr (Decr) %
         ----------------------------------------             ------            ------           -------------
         Housekeeping  labor and other labor costs             81.3              81.8               (   .5)
         Housekeeping segment supplies                          5.4               4.7                   .7
         Food labor and other labor costs                      54.6              54.6                   --
         Food segment supplies                                 37.7              42.1                ( 4.4)

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

CONSOLIDATED SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
--------------------------------------------------------

         Consistent with our 3.7% growth in consolidated revenues, selling, general and administrative expenses increased by 5.5% or $462,000. However, as a percentage of total consolidated revenues, these expenses increased only .2% to 7.5% in the 2006 first quarter as compared to 7.3% in the 2005 first quarter. The increase is primarily attributable to the increase in the deferred compensation expense resulting from an increase in value of the assets held in the Company's trust account for the participants. Such expense increase is offset by a corresponding increase recorded in our Consolidated Investment and Interest income, see such discussion below.









                                      -17-
                                      ----

INCOME BEFORE INCOME TAXES
--------------------------

         Consolidated
         ------------
         As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for the 2006 first quarter increased to
7.7 %, as a percentage of consolidated revenues, compared to 6.0% in the 2005 first quarter.

         Reportable Segments
         -------------------
         Housekeeping's 13.7% increase in income before income taxes is attributable to the improvement in the gross profit earned at the client facility level and the gross profit earned on the 4.1% increase in reportable segment revenues.

         Food's income before income taxes increased 9.1% on a reportable segment basis which is primarily attributable to an improvement in the gross profit earned at the client facility level and the gross profit earned on the 1.9% increase in reportable segment revenues.

CONSOLIDATED INVESTMENT AND INTEREST INCOME
-------------------------------------------

         Investment and interest income, as a percentage of consolidated revenues, was 1.1% in the 2006 first quarter compared to .3% in the 2005 first quarter. The increase is attributable to improved rates of return on the higher cash and cash equivalents' average balance and the increase in market value of the investments held in our Deferred Compensation Fund.

CONSOLIDATED INCOME TAXES
-------------------------

         Our effective tax rate at March 31, 2006 was 37% compared to our March 31, 2005 effective tax rate of 38%. The decrease in the effective tax rate is primarily a result of a reduction in the state and local effective tax rate. Absent any significant change in federal, or state and local tax laws, we expect our effective tax rate for the remainder of 2006 to be approximately the same as realized in the 2006 first quarter. Our 37% effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes.

CONSOLIDATED NET INCOME
-----------------------

         As a result of the matters discussed above, consolidated net income for the 2006 first quarter increased to 4.9%, as a percentage of consolidated revenues, compared to 3.7% in the 2005 first quarter.

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





                                      -18-
                                      ----

         The two policies discussed are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for our judgment in their application. There are also areas in which our judgment in selecting another available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which are included in our Annual Report for the year ended December 31, 2005, which contain accounting policies and other disclosures required by generally accepted accounting principles.

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

         At March 31, 2006, we identified accounts totaling $3,157,000 that require an Allowance for Doubtful Accounts based on potential impairment or loss of value. An Allowance for Doubtful Accounts totaling $2,485,000 was provided for these accounts at such date. Actual collections of these accounts could differ from that which we currently estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance for Doubtful Accounts would decrease net income by $21,000.






                                      -19-
                                      ----

         Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends, as more fully discussed under Liquidity and Capital Resources below, and as further described in our Form 10-K filed with Securities and Exchange Commission for the year ended December 31, 2005 in Part I thereof under "Government Regulation of Clients", "Service Agreements/Collections" and "Risk Factors", change in such a manner as to negatively impact the cash flows of our clients. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

         ACCRUED INSURANCE CLAIMS
         ------------------------
         We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers' compensation insurance, which comprise approximately 32% of our liabilities at March 31, 2006. Our accounting for this plan is affected by various uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We address these uncertainties by regularly evaluating our claims pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluations are based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/or industry trends result in an unfavorable change, it would have a material adverse effect on our consolidated results of operations and financial condition. Under these plans, pre-determined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.

         For workers' compensation, we record a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of our historical data and open claims. The present value of the payout is determined by applying an 8% discount factor against the estimated value of the claims over the estimated remaining pay-out period. Reducing the discount factor by 1% would reduce net income by approximately $47,000. Additionally, reducing the estimated payout period by six months would result in an approximate $102,000 reduction in net income.

         For general liability, we record a reserve for the estimated ultimate amounts to be paid for known claims.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2006, we had cash and cash equivalents of $97,396,000 and working capital of $147,821,000 compared to December 31, 2005 cash and cash equivalents of $91,005,000 and working capital of $142,535,000. We view our cash and cash equivalents as our principal measure of liquidity. Our current ratio at March 31, 2006 decreased to 6.1 to 1 compared to 7.2 to 1 at December 31, 2005. This decrease resulted primarily from the timing of payments for accrued payroll, accrued and withheld payroll taxes. On an historical basis, our operations have generally produced consistent cash flow and have required limited capital resources. We believe our current and near term cash flow positions will enable us to fund our continued anticipated growth.








                                      -20-
                                      ----

         OPERATING ACTIVITIES
         --------------------
         The net cash provided by our operating activities was $8,495,000 for the three month period ended March 31, 2006. The principal sources of net cash flows from operating activities for the three month period ended March 31, 2006 were net income, including non-cash charges to operations for bad debt provisions and depreciation. Additionally, operating activities' cash flows increased by $5,493,000 as a result of the timing of payments for accrued payroll, accrued and withheld payroll taxes. The operating activity that used the largest amount of cash during the three month period ended March 31, 2006 was a net increase of $3,729,000 in accounts and notes receivable and long-term notes receivable resulting primarily from the 3.7% growth in the Company's 2006 first quarter revenues.

         INVESTING ACTIVITIES
         --------------------
         Our principal use of cash in investing activities for the three month period ended March 31, 2006 was $487,000 for the purchase of housekeeping equipment, computer software and equipment, and laundry equipment installations. Under our current plans, which are subject to revision upon further review, it is our intention to spend an aggregate of $1,500,000 to $2,500,000 during the remainder of 2006 for such capital expenditures.

         FINANCING ACTIVITIES
         --------------------
         On February 13, 2006 we paid, to shareholders of record on February 3, 2006, a regular quarterly cash dividend of $.10 per common share. Such regular quarterly cash dividend payment in the aggregate was $2,730,000. Additionally, on April 18, 2006, our Board of Directors declared a regular cash dividend of $.11 per common share to be paid on May 10, 2006 to shareholders of record as of April 28, 2006.

         Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

         During the three month period ended March 31, 2006, we expended $613,000 for the repurchase of 34,000 shares of our common stock. We remain authorized to purchase 1,248,000 shares pursuant to previous Board of Directors' actions.

         During 2006, we received proceeds of $1,209,000 from the exercise of stock options by employees and directors, as well as recognizing an income tax benefit of $513,000 from such stock option transactions.

         LINE OF CREDIT
         --------------
         We have a $25,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At March 31, 2006 and December 31, 2005, there were no borrowings under the line. However, at such dates, we had outstanding $23,925,000 and $17,925,000, respectively, of irrevocable standby letters of credit which relate to payment obligations under our insurance programs. As a result of the letters of credit issued, the amount available under the line of credit was reduced by $23,925,000 and $17,925,000 at March 31, 2006 and December 31, 2005, respectively.





                                      -21-
                                      ----

         The line of credit requires us to satisfy two financial covenants. Such covenants, and their respective status at March 31, 2006, were as follows:

           Covenant Description and Requirement                        Status at March 31, 2006
           ------------------------------------                        ------------------------
Commitment coverage ratio: cash and cash                                    Commitment coverage is 4.1
  equivalents must equal or exceed outstanding
  obligations under the line by a multiple of 2.

Tangible net worth: must exceed $115,000,000.                          Tangible net worth is $151,400,000

         As noted above, we complied with the financial covenants at March 31, 2006 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2006. We believe the line of credit will be renewed at that time.

         ACCOUNTS AND NOTES RECEIVABLE
         -----------------------------
         We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. The Balance Budget Act of 1997 changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998, of a Medicare Prospective Payment System for skilled nursing facilities which significantly changed the reimbursement procedures and the amounts of reimbursement our clients receive. Many of our clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates. Therefore, they have been and continue to be adversely affected by changes in applicable laws and regulations, as well as other trends in the long-term care industry. This has resulted in certain of our clients filing for bankruptcy protection. Others may follow. These factors, in addition to delays in payments from clients have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At March 31, 2006 and December 31, 2005, we had $8,415,000 and $8,514,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

         We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $375,000 in each of the three month periods ended March 31, 2006 and 2005. These provisions represent approximately .3%, as a percentage of total revenues for each respective period. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.





                                      -22-
                                      ----

         At March 31, 2006, amounts due from our Major Client represented less than 1% of our accounts receivable balance. If such client's successor changes its payments terms, it would increase our accounts receivable balance and have a material adverse affect on our cash flows and cash and cash equivalents.

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










                                      -23-
                                      ----

         CAPITAL EXPENDITURES
         --------------------

         The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment purchases, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2006, we estimate that for the remainder of 2006 we will have capital expenditures of approximately $1,500,000 to $2,500,000 in connection with housekeeping equipment purchases and laundry and linen equipment installations in our clients' facilities, as well as expenditures relating to internal data processing hardware and software requirements. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would, if necessary, seek to obtain necessary working capital from such sources as long-term debt or equity financing.

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















                                      -24-
                                      ----

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

         As of March 31, 2006 (the "Evaluation Date"), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon our evaluation, at the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to insure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and regulations.

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



















                                      -25-
                                      ----

PART II.      OTHER INFORMATION
              -----------------

ITEM 1.   LEGAL PROCEEDINGS.                            Not Applicable
          ------------------
ITEM 1A.  RISK FACTORS
          ------------

         The materialization of any risks and uncertainties identified in our Cautionary Statement Regarding Forward Looking Statements contained herein together with those risks previously disclosed in our Form 10-K (referred to elsewhere herein) filed with the Securities and Exchange Commission for the year ended December 31, 2005 or those that are presently unforeseen, could result in significant adverse effects on our financial position, results of operations and cash flows.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
                   (a)                 (b)                   (c)                      (d)
                                                        Total number of             Maximum
                                                      shares purchased as       number of shares
                                                       part of publicly         that may yet be
               Total number of     Average price       announced plans         purchased under the
2006 Period   Shares purchased     paid per share        or programs            plans or programs
-----------   ----------------     --------------      -----------------       ------------------
January 1 to
    March 31       34,000              $17.67              34,000                  1,248,000

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







                                      -26-
                                      ----

                                            SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       HEALTHCARE SERVICES GROUP, INC.
                                                       -------------------------------

April 21, 2006                                       /s/ Daniel P. McCartney
-------------------------                            -------------------------------
Date                                                      DANIEL P. McCARTNEY, Chief
                                                               Executive Officer

April 21, 2006                                        /s/ Thomas A. Cook
-------------------------                             ------------------------------
Date                                                       THOMAS A. COOK,  President and
                                                                 Chief Operating Officer

April 21, 2006                                        /s/ James L. DiStefano
-------------------------                             ------------------------------
Date                                                        JAMES L. DiSTEFANO, Chief Financial
                                                                 Officer and Treasurer

April 21, 2006                                         /s/ Richard W. Hudson
-------------------------                              -----------------------------
Date                                                        RICHARD W. HUDSON, Vice
                                                                 President-Finance, Secretary and Chief
                                                                 Accounting Officer








                                      -27-
                                      ----