Form 10-Q
period 2006-06-30
HEALTHCARE SERVICES GROUP INC
filed 2006-07-25
CIK 731012

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2006

                                       OR

[_] TRANSISTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____

                         Commission File Number 0-120152

                         HEALTHCARE SERVICES GROUP, INC.
            (Exact name of registrant as specified in its charter)

               Pennsylvania                             23-2018365
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

                                 YES [X] NO [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" as defined in Rule 12b-2 of the Exchange Act.

   Large accelerated filer [_] Accelerated filer [X] Non-accelerated filer [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_] NO [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value:
27,291,000 shares outstanding as of July 21, 2006.


                                Total of 38 Pages


                                      -0-

                                      INDEX

PART I.                      FINANCIAL INFORMATION                      PAGE NO.
                                                                        --------
Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of
         June 30, 2006 and December 31, 2005                                2

         Consolidated Statements of Income for the Three
         Months Ended June 30, 2006 and June 30, 2005                       3

         Consolidated Statements of Income for the Six
         Months Ended June 30, 2006 and June 30, 2005                       4

         Consolidated Statements of Cash Flows for the Six
         Months ended June 30, 2006 and June 30, 2005                       5

         Consolidated Statement of Stockholders' Equity
         for the Six Months Ended June 30, 2006                             6

         Notes To Consolidated Financial Statements                       7 - 15

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results Of Operations                   16 - 30

Item 3.  Quantitative and Qualitative Disclosure About
         Market Risk                                                       31

Item 4.  Controls and Procedures                                           31

Part II.                            Other Information

Item 1.  Legal Proceedings                                                 32
Item 1A. Risk Factors                                                      32
Item 2.  Unregistered Sales of Equity Securities and Use of
         Proceeds                                                          32
Item 3.  Defaults Upon Senior Securities                                   32
Item 4.  Submission of Matters to a Vote of Security Holders               32
Item 5.  Other Information                                                 33
Item 6.  Exhibits                                                          33
         Signatures                                                        34

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                                    (Unaudited)
                                                                     June 30,     December 31,
                                                                       2006           2005
                                                                   ------------   ------------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                    $ 92,318,000   $ 91,005,000
      Accounts and notes receivable, less allowance for doubtful
         accounts of $2,720,000 in 2006 and $2,275,000 in 2005       64,626,000     59,197,000
      Inventories and supplies                                       12,048,000     11,729,000
      Deferred income taxes                                             491,000        355,000
      Prepaid expenses and other                                      3,864,000      3,330,000
                                                                   ------------   ------------
         Total current assets                                       173,347,000    165,616,000

PROPERTY AND EQUIPMENT:
      Laundry and linen equipment installations                       1,926,000      2,416,000
      Housekeeping and office equipment                              15,437,000     15,141,000
      Autos and trucks                                                   80,000         79,000
                                                                   ------------   ------------
                                                                     17,443,000     17,636,000
      Less accumulated depreciation                                  12,734,000     12,892,000
                                                                   ------------   ------------
                                                                      4,709,000      4,744,000
COSTS IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED- Less
   accumulated amortization of $1,743,000 in 2006 and 2005            1,612,000      1,612,000
NOTES RECEIVABLE- long term portion, net of discount                  5,442,000      4,555,000
DEFERRED COMPENSATION FUNDING                                         6,239,000      5,626,000
DEFERRED INCOME TAXES- long term portion                              6,731,000      6,181,000
OTHER NONCURRENT ASSETS                                                  89,000         96,000
                                                                   ------------   ------------
      TOTAL ASSETS                                                 $198,169,000   $188,430,000
                                                                   ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                                             $  9,170,000   $  8,760,000
      Accrued payroll, accrued and withheld payroll taxes             6,706,000      7,792,000
      Other accrued expenses                                          1,685,000        657,000
      Income taxes payable                                              377,000      1,467,000
      Accrued insurance claims                                        4,661,000      4,405,000
                                                                   ------------   ------------
         Total current liabilities                                   22,599,000     23,081,000
ACCRUED INSURANCE CLAIMS- long term portion                          10,876,000     10,277,000
DEFERRED COMPENSATION LIABILITY                                       7,866,000      6,909,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
      Common stock, $.01 par value: 67,500,000 shares authorized,
         28,866,000 shares issued in 2006 and 28,677,000 in 2005        289,000        287,000
      Additional paid in capital                                     51,182,000     48,603,000
      Retained earnings                                             118,548,000    112,299,000
      Common stock in treasury, at cost, 1,579,000 shares in 2006
         and 1,616,000 in 2005                                      (13,191,000)   (13,026,000)
                                                                   ------------   ------------
      Total stockholders' equity                                    156,828,000    148,163,000
                                                                   ------------   ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $198,169,000   $188,430,000
                                                                   ============   ============

See accompanying notes.

                       CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                          FOR THE THREE MONTHS ENDED
                                                   JUNE 30,
                                         ---------------------------
                                             2006           2005
                                         ------------   ------------
Revenues                                 $122,840,000   $116,048,000
Operating costs and expenses:
   Costs of services provided             105,843,000    101,385,000
   Selling, general and administrative      8,123,000      8,109,000
Other Income:
   Investment and interest income             973,000        839,000
                                         ------------   ------------
Income before income taxes                  9,847,000      7,393,000
Income taxes                                3,644,000      2,809,000
                                         ------------   ------------
Net Income                               $  6,203,000   $  4,584,000
                                         ============   ============
Basic earnings per common share          $       0.23   $       0.17
                                         ============   ============
Diluted earnings per common share        $       0.22   $       0.16
                                         ============   ============
Cash dividends per common share          $       0.11   $       0.07
                                         ============   ============
Basic weighted average number of
   common shares outstanding               27,414,000     26,878,000
                                         ============   ============
Diluted weighted average number of
   common shares outstanding               28,691,000     28,404,000
                                         ============   ============

See accompanying notes.

                       CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                          FOR THE SIX MONTHS ENDED
                                                   JUNE 30,
                                         ---------------------------
                                             2006           2005
                                         ------------   ------------
Revenues                                 $241,758,000   $230,743,000
Operating costs and expenses:
   Costs of services provided             208,025,000    201,155,000
   Selling, general and administrative     17,014,000     16,538,000
Other Income:
   Investment and interest income           2,320,000      1,219,000
                                         ------------   ------------
Income before income taxes                 19,039,000     14,269,000
Income taxes                                7,045,000      5,422,000
                                         ------------   ------------
Net Income                               $ 11,994,000   $  8,847,000
                                         ============   ============
Basic earnings per common share          $       0.44   $       0.33
                                         ============   ============
Diluted earnings per common share        $       0.42   $       0.31
                                         ============   ============
Cash dividends per common share          $       0.21   $       0.13
                                         ============   ============
Basic weighted average number of
   common shares outstanding               27,367,000     26,750,000
                                         ============   ============
Diluted weighted average number of
   common shares outstanding               28,656,000     28,221,000
                                         ============   ============

See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                FOR THE SIX MONTHS ENDED
                                                                        JUNE 30,
                                                               -------------------------
                                                                   2006          2005
                                                               -----------   -----------
Cash flows from operating activities:
   Net Income                                                  $11,994,000   $ 8,847,000
      Adjustments to reconcile net income
         to net cash provided by operating activities:
         Depreciation                                              952,000       977,000
         Bad debt provision                                        625,000       625,000
         Deferred income taxes benefits                           (686,000)     (739,000)
         Unrealized gain on deferred compensation
            fund investments                                      (364,000)     (208,000)
   Changes in operating assets and liabilities:
      Accounts and notes receivable                             (6,054,000)   (4,358,000)
      Prepaid income taxes                                                      (286,000)
      Inventories and supplies                                    (319,000)     (359,000)
      Notes receivable- long term portion                         (887,000)    1,704,000
      Deferred compensation funding                               (248,000)     (567,000)
      Accounts payable and other accrued expenses                1,438,000       631,000
      Accrued payroll, accrued and withheld payroll taxes         (357,000)      (40,000)
      Accrued insurance claims                                     855,000     1,169,000
      Deferred compensation liability                              957,000     1,005,000
      Income taxes payable                                      (1,091,000)   (1,016,000)
      Prepaid expenses and other assets                           (528,000)     (762,000)
                                                               -----------   -----------
         Net cash provided by operating activities               6,287,000     6,623,000
                                                               -----------   -----------
Cash flows from investing activities:
   Disposals of fixed assets                                        95,000        33,000
   Additions to property and equipment                          (1,012,000)     (992,000)
                                                               -----------   -----------
         Net cash used in investing activities                    (917,000)     (959,000)
                                                               -----------   -----------
Cash flows from financing activities:
   Treasury stock transactions in benefit plans                    (79,000)     (147,000)
   Dividends paid                                               (5,745,000)   (3,466,000)
   Acquisition of treasury stock                                  (613,000)           --
   Reissuance of treasury stock pursuant to Dividend
      Reinvestment Plan                                             20,000        15,000
   Proceeds from the exercise of stock options                   1,597,000     3,065,000
   Tax benefit of stock option transactions                        763,000     2,555,000
                                                               -----------   -----------
         Net cash provided by (used in) financing activities    (4,057,000)    2,022,000
                                                               -----------   -----------
Net increase in cash and cash equivalents                        1,313,000     7,686,000
Cash and cash equivalents at beginning of the period            91,005,000    74,847,000
                                                               -----------   -----------
Cash and cash equivalents at end of the period                 $92,318,000   $82,533,000
                                                               ===========   ===========
Supplementary Cash Flow Information:
Income taxes cash payments, net of refunds                     $ 8,057,000   $ 4,908,000
                                                               ===========   ===========
Issuance of 64,000 shares of Common Stock in 2006 and
   90,000 shares of Common Stock in 2005 pursuant to
   Employee Stock Plans                                        $   728,000   $   643,000
                                                               ===========   ===========

See accompanying notes.

Consolidated Statements of Stockholders' Equity
(Unaudited)

                                                              For the Six Months Ended June 30, 2006
                                      -------------------------------------------------------------------------------------
                                           Common Stock          Additional
                                      -----------------------      Paid-in        Retained       Treasury     Stockholders'
                                        Shares       Amount        Capital        Earnings         Stock          Equity
                                      ----------   ----------   ------------   -------------   ------------   -------------
Balance, December 31, 2005            28,677,000    $287,000     $48,603,000    $112,299,000   ($13,026,000)   $148,163,000
Net income for the period                                                         11,994,000                     11,994,000
Exercise of stock options and other
   share-based compensation, net
   of 2,000 shares tendered
   for payment                           189,000       2,000       1,595,000                                      1,597,000
Tax benefit arising from stock
   option transactions                                               763,000                                        763,000
Acquisition of treasury stock
   (34,000 shares)                                                                                 (613,000)       (613,000)
Shares purchased and shares sold in
   employee Deferred Compensation
   Plan and other benefit plans
   (5,000 shares)                                                                                   (79,000)        (79,000)
Shares issued pursuant
   to Employee Stock Plans
   (64,000 shares)                                                   209,000                        519,000         728,000
Cash dividends - $.21
   per common share                                                               (5,745,000)                    (5,745,000)
Shares issued pursuant
   to Dividend Reinvestment Plan
   (1,000 shares)                                                     12,000                          8,000          20,000
                                      ----------    --------     -----------    ------------   ------------    ------------
Balance, June 30, 2006                28,866,000    $289,000     $51,182,000    $118,548,000   ($13,191,000)   $156,828,000
                                      ==========    ========     ===========    ============   ============    ============

See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF REPORTING

     The accompanying financial statements are unaudited and do not include certain information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. However, in our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 2005 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 2005. The financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for either the quarter or the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year.

     Inventories and supplies include housekeeping, linen and laundry supplies, as well as food provisions. Inventories and supplies are stated at cost to approximate a first-in, first-out (FIFO) basis. Linen supplies are amortized over a 24 month period.

NOTE 2 - OTHER CONTINGENCIES

     We have a $25,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At June 30, 2006 and December 31, 2005, there were no borrowings under the line of credit. However, we had outstanding at such dates $23,925,000 and $17,925,000, respectively, of irrevocable standby letters of credit which relate to payment obligations under our insurance programs. As a result of the letters of credit issued, the amount available under the line of credit was reduced by $23,925,000 and $17,925,000 at June 30, 2006 and December 31, 2005, respectively. The line of credit requires us to satisfy two financial covenants. We were in compliance with the financial covenants at both June 30, 2006 and December 31, 2005 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2007. We believe the line of credit will be renewed at that time.

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

     At both June 30, 2006 and December 31, 2005 we have unsettled tax assessments from a state taxing authority of $550,000 ($358,000, net of federal income taxes). With respect to these assessments, we have recorded a reserve at June 30, 2006 of $275,000 ($175,000 net of federal income taxes) and at December 31, 2005 of $155,000 ($100,000 net of federal income taxes).

     In other tax matters, because of the uncertainties related to both the probable outcome and amount of probable assessment due, we are unable to make a reasonable estimate of a liability. We do not expect the resolution of any of these matters, taken individually or in the aggregate, to have a material adverse affect on our consolidated financial position or results of operations.

     We are involved in miscellaneous claims and litigation arising in the ordinary course of business. We believe that these matters, taken individually or in the aggregate, would not have a material adverse effect on our financial position or consolidated results of operations.

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

                            Housekeeping       Food      Corporate and
                              services       services     eliminations         Total
                            ------------   -----------   -------------     ------------
Quarter Ended June 30,
   2006
Revenues                    $ 98,291,000   $24,673,000    $  (124,000)     $122,840,000
Income before income
   taxes                    $  9,436,000   $   915,000    $  (504,000)(1)  $  9,847,000
Quarter Ended June 30,
   2005
Revenues                    $ 93,275,000   $22,924,000    $  (151,000)     $116,048,000
Income before income
   taxes                    $  8,152,000   $   785,000    $(1,544,000)(1)  $  7,393,000
Six Months Ended June 30,
   2006
Revenues                    $193,150,000   $47,712,000    $   896,000      $241,758,000
Income before income
   taxes                    $ 18,851,000   $ 1,617,000    $(1,429,000)(1)  $ 19,039,000
Six Months Ended June 30,
   2005
Revenues                    $184,365,000   $45,539,000    $   839,000      $230,743,000
Income before income
   taxes                    $ 16,433,000   $ 1,430,000    $(3,594,000)(1)  $ 14,269,000

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

     TOTAL REVENUES FROM CLIENTS

     The following revenues earned from clients differ from segment revenues reported above due to the inclusion of adjustments used for segment reporting purposes by management. We earned total revenues from clients in the following service categories:

                                    For the Quarter Ended
                                           June 30,
                                 ---------------------------
                                     2006           2005
                                 ------------   ------------
Housekeeping services            $ 69,039,000   $ 65,485,000
Laundry and linen services         28,880,000     27,367,000
Food Services                      24,301,000     22,631,000
Maintenance services and Other        620,000        565,000
                                 ------------   ------------
                                 $122,840,000   $116,048,000
                                 ============   ============

                                   For the Six Months Ended
                                           June 30,
                                 ---------------------------
                                     2006           2005
                                 ------------   ------------
Housekeeping services            $136,347,000   $129,944,000
Laundry and linen services         56,971,000     54,459,000
Food Services                      47,210,000     45,068,000
Maintenance services and Other      1,230,000      1,272,000
                                 ------------   ------------
                                 $241,758,000   $230,743,000
                                 ============   ============

     MAJOR CLIENT

     We have one client, a nursing home chain (the "Major Client"), which accounted for 19% of total revenues in each of the three month periods ended June 30, 2006 and June 30, 2005. Additionally, in the three month period ended June 30, 2006, we derived 17% and 27%, respectively, of Housekeeping and Food's revenues from such client. This client completed its previously announced merger on March 14, 2006. Our relationship with the successor entity remains under the same terms and conditions as established prior to the merger. Although we expect to continue the relationship with this client's successor, there can be no assurance thereof, and the loss of such client would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client's successor changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

NOTE 4 -   EARNINGS PER COMMON SHARE

     A reconciliation of the numerator and denominator of basic and diluted earnings per common share is as follows:

                                       Quarter Ended June 30, 2006
                                 ---------------------------------------
                                    Income         Shares      Per-share
                                 (Numerator)   (Denominator)     Amount
                                 -----------   -------------   ---------
Net income                        $6,203,000
                                  ==========
Basic earnings per
   common share                   $6,203,000     27,414,000      $ .23
Effect of dilutive securities:
   Options                                        1,277,000       (.01)
                                  ----------     ----------      -----
Diluted earnings per
   common share                   $6,203,000     28,691,000      $ .22
                                  ==========     ==========      =====

                                       Quarter Ended June 30, 2005
                                 ---------------------------------------
                                    Income         Shares      Per-share
                                 (Numerator)   (Denominator)     Amount
                                 -----------   -------------   ---------
Net income                        $4,584,000
                                  ==========
Basic earnings per
   common share                   $4,584,000     26,878,000      $ .17
Effect of dilutive securities:
   Options                                        1,526,000       (.01)
                                  ----------     ----------      -----
Diluted earnings per
   common share                   $4,584,000     28,404,000      $ .16
                                  ==========     ==========      =====

                                      Six Months Ended June 30, 2006
                                 ---------------------------------------
                                    Income         Shares      Per-share
                                 (Numerator)   (Denominator)     Amount
                                 -----------   -------------   ---------
Net income                       $11,994,000
                                 ===========
Basic earnings per
   common share                  $11,994,000     27,367,000      $ .44
Effect of dilutive securities:
   Options                                        1,289,000       (.02)
                                 -----------     ----------      -----
Diluted earnings per
   common share                  $11,994,000     28,656,000      $ .42
                                 ===========     ==========      =====

                                      Six Months Ended June 30, 2005
                                 ---------------------------------------
                                    Income         Shares      Per-share
                                 (Numerator)   (Denominator)     Amount
                                 -----------   -------------   ---------
Net income                        $8,847,000
                                  ==========
Basic earnings per
   common share                   $8,847,000     26,750,000      $ .33
Effect of dilutive securities:
   Options                                        1,471,000       (.02)
                                  ----------     ----------      -----
Diluted earnings per
   common share                   $8,847,000     28,221,000      $ .31
                                  ==========     ==========      =====

     Options to purchase 426,000 and 424,000 shares of common stock at an average exercise price of $20.71 were outstanding during the three and six month periods ended June 30, 2006, respectively, but not included in the computation of diluted earnings per common share because the options' exercise prices were greater than the average market price of the common shares, and therefore, would be antidilutive. No outstanding options were excluded from the computation of diluted earnings per common share for either of the three or six month periods ended June 30, 2005 as none have an exercise price in excess of the average market value of our common stock during such periods.

     DIVIDENDS

     We have paid regular quarterly cash dividends since the second quarter of 2003. During the six month period ended June 30, 2006, we paid regular cash dividends totaling $5,745,000 as follows.

                                 1st Quarter   2nd Quarter
                                 -----------   -----------
Cash dividend per common share   $.10           $.11
Total cash dividends paid        $2,700,000     $3,045,000
Record date                      February 3     April 28
Payment date                     February 13    May 10

     Additionally, on July 18, 2006, our Board of Directors declared a regular quarterly cash dividend payment of $.12 per common share to be paid on August 11, 2006 to shareholders of record as of July 28, 2006.

NOTE 5 - SHARE-BASED COMPENSATION

     During the six month period ended June 30, 2006, the stock option activity under our 2002 Stock Option Plan, 1995 Incentive and Non-Qualified Stock Option Plan for key employees, and 1996 Non-Employee Director's Stock Option Plan (collectively the "Stock Option Plans"), was as follows:

                                                              Weighted Average
                                                                  Remaining
                                                                 Contractual      Aggregate
                               Weighted Average     Number          Life          Intrinsic
                                     Price        of Shares      (In Years)         Value
                               ----------------   ---------   ----------------   -----------
Outstanding, January 1, 2006        $ 8.91        2,843,000
Granted                                 --               --
Cancelled                            18.09           (5,000)
Exercised                             8.53         (189,000)
                                    ------        ---------
Outstanding, June 30, 2006          $ 8.92        2,649,000         5.78         $31,877,000
                                    ======        =========         ====         ===========

The following table summarizes information about stock options outstanding at June 30, 2006.

                               Options Outstanding                            Options Exercisable
                               -------------------                            -------------------
                                     Average         Weighted                       Weighted
                                    Remaining         Average                       Average
   Exercise         Number         Contractual       Exercise      Number           Exercise
  Price Range    Outstanding          Life             Price    Exercisable          Price
--------------   -----------   -------------------   --------   -----------   -------------------
$ 2.25 -  3.75      522,000            3.36           $ 3.08       522,000           $ 3.08
$ 4.11 -  5.62      852,000            5.70             4.66       852,000             4.66
$ 8.29 -  8.29      435,000            7.49             8.29       435,000             8.29
$13.65 - 20.71      840,000            6.50            17.18       840,000            17.18
                  ---------            ----           ------     ---------           ------
                  2,649,000            5.78           $ 8.92     2,649,000           $ 8.92
                  =========            ====           ======     =========           ======

     Other information pertaining to option activity during the six month periods ended June 30, 2006 and June 30, 2005 was as follows:

                                                      June             June
                                                    30, 2006         30, 2005
                                                 --------------   --------------
Weighted average grant-date fair value of
   stock options granted:                        Not applicable   Not applicable
Total pre-tax fair value of stock options
   vested:                                       Not applicable     $2,294,000
Total pre-tax intrinsic value of stock options
   exercised:                                      $2,151,000       $7,339,000

     Under our Plans at June 30, 2006, in addition to the 2,649,000 issuable pursuant to outstanding option grants, an additional 1,728,000 shares of our Common Stock are available for future grants. Options outstanding and exercisable were granted at a stock option price which was not less than the fair market value of our Common Stock on the date the option was granted and no option has a term in excess of ten years. Additionally, options vested and became exercisable either on the date of grant or commencing six months from the option grant date.

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

     Prior to the adoption of SFAS No. 123R, we followed the intrinsic value method in accordance with APB No. 25 to account for our employee stock options and share purchase rights. Accordingly, no compensation expense was recognized for share purchase rights granted in connection with the issuance of stock options under any of our Stock Option Plans, or through our 2000 Employee Stock Purchase Plan (the "ESPP") for periods ended prior to January 1, 2006. The adoption of SFAS No. 123R primarily resulted in a change in our method of recognizing the fair value of share-based compensation. Specifically, the adoption of SFAS No. 123R has resulted in our recording compensation expense for employee stock options and ESPP rights.

     The pre-tax share-based employee compensation expense recorded in the three and six month periods ended June 30, 2006 was approximately $35,000 and $116,000, respectively. Such expense resulted solely from the estimated value to be recognized from the share-based payments of our ESPP. It is estimated, at this time, that the expense attributable to such share-based payments in each of the remaining quarters of 2006 will approximate the average of the amounts recorded in the 2006 first and second quarter. Such future expense will be impacted by and dependent on the change in our stock price over the remaining period up to the December 31, 2006 measurement date. Additionally, we do not expect to grant any employee options and therefore recognize any share-based payments' expense from the issuance of employee stock options in 2006 until the fourth quarter. Although such impact is expected to be material, the impact cannot be reasonably estimated because it will depend on certain factors which are not fully known at this time. The options outstanding at December 31, 2005 did not and will not impact 2006 consolidated results of operations and financial position since all option-holders were fully vested in such options at December 31, 2005.

     The fair market value of the shared-based payments of our ESPP for the three and six month periods ended June 30, 2006 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate                      4.5%
Expected volatility                         34.5%
Weighted average expected life (in years)     .5
Dividend yield                               2.1%

     Results for the three and six month periods ended June 30, 2005 have not been restated. Had compensation expense for employee stock options granted under our Stock Option Plans and share purchase rights under our ESPP been determined based on fair value at the grant date consistent with SFAS No. 123, our net income and earnings per share for such 2005 periods would have been the pro forma amounts indicated below:

                                                           Quarter Ended    Six Months Ended
                                                           June 30, 2005      June 30, 2005
                                                           -------------    ----------------
Net Income
      As reported                                            $4,584,000         $ 8,847,000
Deduct: Total share-based employee compensation expense
        determined under fair value based method for all
        awards, net of related tax effects:
         Stock Option Plans                                    (680,000)         (1,699,000)
         ESPP                                                  (151,000)(1)        (302,000)(1)
                                                             ----------         -----------
Pro forma net income                                         $3,753,000         $ 6,846,000
                                                             ==========         ===========
Basic Earnings Per Common Share
   As reported                                               $      .17         $       .33
   Pro forma                                                 $      .14         $       .26
Diluted Earnings Per Common Share
   As reported                                               $      .16         $       .31
   Pro forma                                                 $      .13         $       .24

(1) Represents actual 2005 share-based compensation applicable to the ESPP allocated to the three and six month periods ended June 30, 2005, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

     One of our directors, as well as the brother of an officer and director (collectively "Related Parties"), have separate ownership interests in several different client facilities which have entered into service agreements with us. During the six month periods' ended June 30, 2006 and June 30, 2005, the service agreements with the client facilities in which the Related Parties have ownership interests resulted in revenues of $3,963,000 and $3,805,000, respectively. At June 30, 2006 and December 31, 2005, accounts and notes receivable from such facilities of $2,764,000 and $2,343,000, respectively, are included in the accompanying consolidated balance sheets. During 2005, we were issued interest bearing promissory notes in the aggregate amount of $1,200,000 for the obligations due from facilities operated by the brother of an officer and director. The subject accounts and notes receivable balances due from the Related Parties are within agreed upon payment terms.

     Another of our directors is a member of a law firm which was retained by us. During the six month periods' ended June 30, 2006 and June 30, 2005, fees received from us by such firm did not exceed $75,000 in either period. Additionally, such fees did not exceed, in either period, 5% of such firm's revenues.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2006, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109") which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of this interpretation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

     This report includes forward-looking statements that are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; one client accounting for approximately 19% of revenues in the six month period ended June 30, 2006 (such client has completed its previously announced merger on March 14, 2006); our claims experience related to workers' compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, including state and local regulations pertaining to the taxability of our services; and the risk factors described in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005 and in
Part I thereof under "Government Regulation of Clients", "Competition", "Service Agreements/Collections" and "Risk Factors". Many of our clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which have been and continue to be adversely affected by the change in Medicare payments under the 1997 enactment of the Medicare Prospective Payment System. That change, and the lack of substantive reimbursement funding rate reform legislation, as well as other trends in the long-term care industry have resulted in certain of our clients filing for bankruptcy protection. Others may follow. Any decisions by the government to discontinue or adversely modify legislation related to reimbursement funding rates will have a material adverse effect on our clients. These factors, in addition to delays in payments from clients, have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing services could not be passed on to our clients.

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

RESULTS OF OPERATIONS

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of June 30, 2006 and December 31, 2005 and the periods then ended, and the notes accompanying those financial statements.

     OVERVIEW

     We provide housekeeping, laundry, linen, facility maintenance and food services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe that we are the largest provider of housekeeping and laundry services to the long-term care industry in the United States, rendering such services to approximately 1,725 facilities in 44 states as of June 30, 2006. Although we do not directly participate in any government reimbursement programs, our clients' reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

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

     CONSOLIDATED OPERATIONS

     The following table sets forth, for the periods indicated, the percentage which certain items bear to consolidated revenues:

                                   Relation to Consolidated Revenues
                                 ------------------------------------
                                 For the Quarter   For the Six Months
                                  Ended June 30,     Ended June 30,
                                 ---------------   ------------------
                                  2006    2005      2006      2005
                                 -----   -------   ------   ---------
Revenues                         100.0%   100.0%    100.0%    100.0%
Operating costs and expenses:
   Costs of services provided     86.2     87.3      86.1      87.2
   Selling, general and
      administration               6.6      7.0       7.0       7.1
Investment and interest income      .8       .7       1.0        .5
                                 -----    -----     -----     -----
Income before income taxes         8.0      6.4       7.9       6.2
Income taxes                       3.0      2.4       2.9       2.4
                                 -----    -----     -----     -----
Net income                         5.0%     4.0%      5.0%      3.8%
                                 =====    =====     =====     =====

     Subject to the factors noted in the Cautionary Statement Regarding Forward Looking Statements included in this report, we anticipate our financial performance for the remainder of 2006 to be comparable to the six month period ended June 30, 2006 percentages presented in the above table as they relate to consolidated revenues.

     Housekeeping is our largest and core reportable segment, representing approximately 80% of consolidated revenues for both the quarter and six month period ended June 30, 2006. Food revenues represented approximately 20% of consolidated revenues for such periods.

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

2006 SECOND QUARTER COMPARED WITH 2005 SECOND QUARTER

The following table sets forth 2006 second quarter income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage increases of each compared to 2005 second quarter amounts.

                                                                                  Reportable Segments
                                                                       ----------------------------------------
                                                                       Housekeeping                  Food
                                             Percent   Corporate and   -------------------   -------------------
                             Consolidated   increase    eliminations      Amount     %incr      Amount     %incr
                             ------------   --------   -------------   -----------   -----   -----------   -----
Revenues                     $122,840,000      5.9%     $  (124,000)   $98,291,000     5.4%  $24,673,000     7.6%
Cost of services provided     105,843,000      4.4        6,770,000     88,855,000     4.4    23,758,000     7.3
Selling, general and
   administrative expense       8,123,000       .2       (8,123,000)            --                    --
Income before income taxes   $  9,847,000     33.2%        (504,000)   $ 9,436,000    15.8   $   915,000    16.6

REVENUES

     Consolidated

     Consolidated revenues increased 5.9% to $122,840,000 in the 2006 second quarter compared to $116,048,000 in the 2005 second quarter as a result of the factors discussed below under Reportable Segments.

     Our Major Client accounted for 19% of consolidated revenues in each of the three month periods ended June 30, 2006 and June 30, 2005. This client completed its previously announced merger on March 14, 2006. Our relationship with the successor entity remains under the same terms and conditions as established prior to the merger. Although we expect to continue the relationship with this client's successor, there can be no assurance thereof, and the loss of such client would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client's successor changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

     Reportable Segments

     Housekeeping's 5.4% net growth in reportable segment revenues is primarily a result of an increase in service agreements entered into with new clients.

     Food's 7.6% net growth in reportable segment revenues is a result of providing this service to existing Housekeeping clients.

     We derived 17% and 27%, respectively, of Housekeeping and Food's 2006 second quarter revenues from the Major Client.

COSTS OF SERVICES PROVIDED

     Consolidated

     Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues for the 2006 second quarter decreased to 86.2 % from 87.3 % in the corresponding 2005 quarter. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance

Cost of Services Provided-Key Indicators   2006 %   2005 %   (Decr) %
----------------------------------------   ------   ------   ---------
Bad debt provision                            .2       .2       --
Workers' compensation and general
   liability insurance                       4.0      4.3       (.3)

     The decrease in workers' compensation and general liability insurance is primarily a result of reduced payments to claimants due to improved claims' experience.

     Reportable Segments

     Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for the 2006 second quarter decreased to 90.4% from 91.3% in the corresponding 2005 quarter. Cost of services provided for Food, as a percentage of Food revenues, for the 2006 second quarter decreased to 96.3% from 96.6% in the corresponding 2005 quarter.

     The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment's revenues, that we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators    2006 %   2005 %   Incr (Decr) %
----------------------------------------    ------   ------   -------------
Housekeeping  labor and other labor costs    81.4     82.4         (1.0)
Housekeeping supplies                         5.4      5.7          (.3)
Food labor and other labor costs             54.3     54.4          (.1)
Food supplies                                37.0     37.3          (.3)

     The decrease in Housekeeping labor and other labor costs, as a percentage of Housekeeping revenues, resulted primarily from efficiencies achieved. The decrease in Housekeeping supplies resulted primarily from price decreases in the cost of supplies for our laundry services.

     The decrease in Food supplies, as a percentage of Food revenues, is a result of price decreases in vendor purchasing agreements.

CONSOLIDATED SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Even though we had a 5.9% growth in consolidated revenues, selling, general and administrative expenses increased by only .2% or $14,000. As a percentage of total consolidated revenues, these expenses decreased to 6.6% in the 2006 second quarter as compared to 7.0% in the 2005 second quarter. The decrease is primarily attributable to our ability to control these expenses and comparing them to a greater revenue base in the current quarter.

 INCOME BEFORE INCOME TAXES

     Consolidated

     As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for the 2006 second quarter increased to
8.0 %, as a percentage of consolidated revenues, compared to 6.4% in the 2005 second quarter.

     Reportable Segments

     Housekeeping's 15.8% increase in income before income taxes is attributable to the improvement in the gross profit earned at the client facility level and the gross profit earned on the 5.4% increase in reportable segment revenues.

     Food's income before income taxes increased 16.6% on a reportable segment basis which is primarily attributable to an improvement in the gross profit earned at the client facility level and the gross profit earned on the 7.6% increase in reportable segment revenues.

CONSOLIDATED INVESTMENT AND INTEREST INCOME

     Investment and interest income, as a percentage of consolidated revenues, was .8% in the 2006 second quarter compared to .7% in the 2005 second quarter. The slight net increase is attributable to improved rates of return on the higher cash and cash equivalents' average balances, which was offset by the decrease in market value of the investments held in our Deferred Compensation Fund.

CONSOLIDATED INCOME TAXES

     Our effective tax rate for the quarter ended June 30, 2006 was 37% compared to our June 30, 2005 effective tax rate of 38%. The decrease in the effective tax rate is primarily a result of a reduction in the state and local effective tax rate. Absent any significant change in federal, or state and local tax laws, we expect our effective tax rate for the remainder of 2006 to be approximately the same as realized in the 2006 second quarter. Our 37% effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes.

CONSOLIDATED NET INCOME

     As a result of the matters discussed above, consolidated net income for the 2006 second quarter increased to 5.0%, as a percentage of consolidated revenues, compared to 4.0% in the 2005 second quarter.

2006 SIX MONTH PERIOD COMPARED WITH 2005 SIX MONTH PERIOD

The following table sets forth, for the six month period ended June 30, 2006 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage increases of each compared to the six month period ended June 30, 2005 amounts.

                                                                                   Reportable Segments
                                                                       ------------------------------------------
                                                                           Housekeeping               Food
                                             Percent   Corporate and   --------------------   -------------------
                             Consolidated   increase    eliminations      Amount     %incr      Amount    %incr
                             ------------   --------   -------------   ------------  -----   -----------  -----
Revenues                     $241,758,000      4.8%     $    896,000   $193,150,000   4.8%   $47,712,000   4.8%
Cost of services provided     208,025,000      3.4        12,369,000    174,299,000   3.8     46,095,000   4.5
Selling, general and
   administrative expense      17,014,000      2.9       (17,014,000)            --                   --
Income before income taxes   $ 19,039,000     33.4%       (1,429,000)  $ 18,851,000  14.7    $ 1,617,000  13.1%

REVENUES

     Consolidated

     Consolidated revenues increased 4.8% to $241,758,000 in the six month period ended June 30, 2006 compared to $230,743,000 in the same 2005 period as a result of the factors discussed below under Reportable Segments.

     Our Major Client accounted for 19% of consolidated revenues in each of the six month periods ended June 30, 2006 and June 30, 2005.

     Reportable Segments

     Housekeeping's 4.8% net growth in reportable segment revenues is primarily a result of an increase in service agreements entered into with new clients.

     Food's 4.8% net growth in reportable segment revenues is a result of providing this service to existing Housekeeping clients.

     We derived 17% and 27%, respectively, of Housekeeping and Food's 2006 six month period's revenues from the Major Client.

COSTS OF SERVICES PROVIDED

     Consolidated

     Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues for the six month period ended June 30, 2006 decreased to 86.1% from 87.2% in the corresponding 2005 period. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance

Cost of Services Provided-Key Indicators   2006 %   2005 %    (Decr) %
----------------------------------------   ------   ------   ---------
Bad debt provision                            .3       .3        --
Workers' compensation and general
   liability insurance                       3.8      4.3       (.5)

     The decrease in workers' compensation and general liability insurance is primarily a result of reduced payments to claimants due to improved claims' experience.

     Reportable Segments

     Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for the six month period ended June 30, 2006 decreased to 90.2% from 91.1% in the corresponding 2005 period. Cost of services provided for Food, as a percentage of Food revenues, for the 2006 six month period decreased to 96.6% from 96.9% in the corresponding 2005 six month period.

     The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment's revenues, that we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators   2006 %   2005 %   Incr (Decr) %
----------------------------------------   ------   ------   -------------
Housekeeping labor and other labor costs    81.3     82.1         ( .8)
Housekeeping supplies                        5.4      5.2           .2
Food labor and other labor costs            54.4     54.3           .1
Food supplies                               37.3     39.7         (2.4)

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

CONSOLIDATED SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

     Consistent with our 4.8% growth in consolidated revenues, selling, general and administrative expenses increased by 2.9% or $476,000 in comparing the six month periods ended June 30, 2006 and June 30, 2005. However, as a percentage of total consolidated revenues, these expenses decreased by .1% to 7.0% in the 2006 period as compared to 7.1% in the 2005 period. The decrease is primarily attributable to our ability to control these expenses and comparing them to a greater revenue base in the current six month period.

INCOME BEFORE INCOME TAXES

     Consolidated

     As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for the six month period ended June 30, 2006 increased to 7.9 %, as a percentage of consolidated revenues, compared to 6.2% in the same 2005 period.

     Reportable Segments

     Housekeeping's 14.7% increase in income before income taxes is attributable to the improvement in the gross profit earned at the client facility level and the gross profit earned on the 4.8% increase in reportable segment revenues.

     Food's income before income taxes increased 13.1% on a reportable segment basis which is primarily attributable to an improvement in the gross profit earned at the client facility level and the gross profit earned on the 4.8% increase in reportable segment revenues.

CONSOLIDATED INVESTMENT AND INTEREST INCOME

     Investment and interest income, as a percentage of consolidated revenues, was 1.0% in the six month period ended June 30, 2006 compared to .5% in the same 2005 period. The slight net increase is attributable to improved rates of return on the higher cash and cash equivalents' average balances, which was offset by the decrease in the market value of the investments held in our Deferred Compensation Fund.

CONSOLIDATED INCOME TAXES

     Our effective tax rate for the six month period ended June 30, 2006 was 37% compared to our June 30, 2005 effective tax rate of 38%. The decrease in the effective tax rate is primarily a result of a reduction in the state and local effective tax rate. Absent any significant change in federal, or state and local tax laws, we expect our effective tax rate for the remainder of 2006 to be approximately the same as realized in the 2006 six month period. Our 37% effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes.

CONSOLIDATED NET INCOME

     As a result of the matters discussed above, consolidated net income for the six months ended June 30, 2006 increased to 5.0%, as a percentage of consolidated revenues, compared to 3.8% in six month period ended June 30, 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in accordance with accounting standards generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We consider the two policies discussed below to be critical to an understanding of our financial statements because their application places the most significant demands on managements' judgment. Therefore, it should be noted that financial reporting results rely on estimating the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies and estimates are described in the following paragraphs. For these estimates, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. Any such adjustments or revisions to estimates could result in material differences to previously reported amounts.

     The two policies discussed are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting standards generally accepted in the United States, with no need for our judgment in their application. There are also areas in which our judgment in selecting another available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which are included in our Annual Report for the year ended December 31, 2005, which contain critical accounting policies and estimates and other disclosures required by accounting principles generally accepted in the United States.

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

     At June 30, 2006, we identified accounts totaling $3,157,000 that require an Allowance for Doubtful Accounts based on potential impairment or loss of value. An Allowance for Doubtful Accounts totaling $2,720,000 was provided for these accounts at such date. Actual collections of these accounts could differ from that which we currently estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance for Doubtful Accounts would decrease net income by $14,000.

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

     ACCRUED INSURANCE CLAIMS

     We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers' compensation insurance, which comprise approximately 38% of our liabilities at June 30, 2006. Our accounting for this plan is affected by various uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We address these uncertainties by regularly evaluating our claims pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluations are based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/or industry trends result in an unfavorable change, it would have a material adverse effect on our consolidated results of operations and financial condition. Under these plans, pre-determined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.

     For workers' compensation, we record a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of our historical data and open claims. The present value of the payout is determined by applying an 8% discount factor against the estimated value of the claims over the estimated remaining pay-out period. Reducing the discount factor by 1% would reduce net income by approximately $41,000. Additionally, reducing the estimated payout period by six months would result in an approximate $104,000 reduction in net income.

     For general liability, we record a reserve for the estimated ultimate amounts to be paid for known claims. The estimated ultimate reserve amount recorded is derived from the estimated claim reserves provided by our insurance carrier reduced by an historical experience factor.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2006, we had cash and cash equivalents of $92,318,000 and working capital of $150,748,000 compared to December 31, 2005 cash and cash equivalents of $91,005,000 and working capital of $142,535,000. We view our cash and cash equivalents as our principal measure of liquidity. Our current ratio at June 30, 2006 increased to 7.7 to 1 compared to 7.2 to 1 at December 31, 2005. This increase resulted primarily from the timing of payments for accrued payroll, accrued and withheld payroll taxes. On an historical basis, our operations have generally produced consistent cash flow and have required limited capital resources. We believe our current and near term cash flow positions will enable us to fund our continued anticipated growth.

     OPERATING ACTIVITIES

     The net cash provided by our operating activities was $6,287,000 for the six month period ended June 30, 2006. The principal sources of net cash flows from operating activities for the six month period ended June 30, 2006 were net income, including non-cash charges to operations for bad debt provisions and depreciation. Additionally, operating activities' cash flows increased by $1,438,000 as a result of the timing of payments for accounts payable and other accrued expenses. The operating activity that used the largest amount of cash during the six month period ended June 30, 2006 was a net increase of $6,941,000 in accounts and notes receivable and long-term notes receivable resulting primarily from the 4.8% growth in the Company's 2006 six month period revenues.

     INVESTING ACTIVITIES

     Our principal use of cash in investing activities for the six month period ended June 30, 2006 was $1,012,000 for the purchase of housekeeping equipment, computer software and equipment, and laundry equipment installations. Under our current plans, which are subject to revision upon further review, it is our intention to spend an aggregate of $1,000,000 to $1,500,000 during the remainder of 2006 for such capital expenditures.

     FINANCING ACTIVITIES

     We have paid regular quarterly cash dividends since the second quarter of 2003. During the six month period ended June 30, 2006, we paid regular cash dividends totaling $5,745,000 as follows.

                                 1st Quarter   2nd Quarter
                                 -----------   -----------
Cash dividend per common share   $.10          $.11
Total cash dividends paid        $2,700,000    $3,045,000
Record date                      February 3    April 28
Payment date                     February 13   May 10

     Additionally, on July 18, 2006, our Board of Directors declared a regular quarterly cash dividend payment of $.12 per common share to be paid on August 11, 2006 to shareholders of record as of July 28, 2006.

     Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

     During the six month period ended June 30, 2006, we expended $613,000 for the repurchase of 34,000 shares of our common stock. We remain authorized to purchase 1,248,000 shares pursuant to previous Board of Directors' actions.

     During the six month period ended June 30, 2006, we received proceeds of $1,597,000 from the exercise of stock options by employees and directors, as well as recognizing an income tax benefit of $763,000 from such stock option transactions.

     LINE OF CREDIT

     We have a $25,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At June 30, 2006 and December 31, 2005, there were no borrowings under the line. However, at such dates, we had outstanding $23,925,000 and $17,925,000, respectively, of irrevocable standby letters of credit which relate to payment obligations under our insurance programs. As a result of the letters of credit issued, the amount available under the line of credit was reduced by $23,925,000 and $17,925,000 at June 30, 2006 and December 31, 2005, respectively.

     The line of credit requires us to satisfy two financial covenants. Such covenants, and their respective status at June 30, 2006, were as follows:

Covenant Description and Requirement          Status at June 30, 2006
-----------------------------------------     ----------------------------------
Commitment coverage ratio: cash and cash      Commitment coverage is 3.9
   equivalents must equal or exceed
   outstanding obligations under the line
   by a multiple of 2.
Tangible net worth: must exceed               Tangible net worth is $154,964,000
   $118,000,000.

     As noted above, we complied with the financial covenants at June 30, 2006 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2007. We believe the line of credit will be renewed at that time.

     ACCOUNTS AND NOTES RECEIVABLE

     We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. The Balance Budget Act of 1997 changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998, of a Medicare Prospective Payment System for skilled nursing facilities which significantly changed the reimbursement procedures and the amounts of reimbursement our clients receive. Many of our clients' revenues are highly contingent on Medicare and Medicaid reimbursement funding rates. Therefore, they have been and continue to be adversely affected by changes in applicable laws and regulations, as well as other trends in the long-term care industry. This has resulted in certain of our clients filing for bankruptcy protection. Others may follow. These factors, in addition to delays in payments from clients have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At June 30, 2006 and December 31, 2005, we had $10,189,000 and $8,514,000,
net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

     We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $625,000 in each of the six month periods ended June 30, 2006 and June 30, 2005. These provisions represent approximately ..3%, as a percentage of total revenues for each respective period. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

     At June 30, 2006, amounts due from our Major Client represented less than 1% of our accounts receivable balance.

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

     For general liability, we record a reserve for the estimated ultimate amounts to be paid for known claims. The estimated ultimate reserve amount recorded is derived from the estimated claim reserves provided by our insurance carrier reduced by an historical experience factor.

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

     CAPITAL EXPENDITURES

     The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment purchases, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2006, we estimate that for the remainder of 2006 we will have capital expenditures of approximately $1,000,000 to $1,500,000 in connection with housekeeping equipment purchases and laundry and linen equipment installations in our clients' facilities, as well as expenditures relating to internal data processing hardware and software requirements. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would, if necessary, seek to obtain necessary working capital from such sources as long-term debt or equity financing.

     MATERIAL OFF-BALANCE SHEET ARRANGEMENTS

     We have no material off-balance sheet arrangements, other than our irrevocable standby letter of credit previously discussed.

     EFFECTS OF INFLATION

     Although there can be no assurance thereof, we believe that in most instances we will be able to recover increases in costs attributable to inflation by passing such cost increases through to our clients.

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

     As of June 30, 2006 (the "Evaluation Date"), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon our evaluation, at the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to insure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and regulations.

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

ITEM 1A. RISK FACTORS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Repurchases

                                                         (c)                    (d)
                                                    Total number of           Maximum
                                                  shares purchased as    number of shares
                    (a)                (b)         part of publicly      that may yet be
              Total number of     Average price     announced plans     purchased under the
2006 Period   Shares purchased   paid per share       or programs        plans or programs
-----------   ----------------   --------------   -------------------   -------------------
April 1 to
    June 30         None

ITEM 3. DEFAULTS UNDER SENIOR SECURITIES.

          Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Our Annual Meeting of Shareholders was held on May 23, 2006. The results were as follows.

     (1) All of management's nominees for directors were elected as follows:

                      Shares voted
      Director           "FOR"        Withheld
-------------------   ------------   ----------
Daniel P. McCartney    20,538,623     5,042,777
Barton D. Weisman      24,293,580     1,287,820
Joseph F. McCartney    18,687,853     6,893,547
Robert L. Frome        18,990,195     6,591,205
Thomas A. Cook         20,068,899     5,512,501
Robert J. Moss         22,178,646     3,402,754
John M. Briggs         24,209,997     1,371,403

     (2) Proposal to approve and ratify selection of Grant Thornton LLP as the independent certified public accountants of the Company for its fiscal year ending December 31, 2006 was approved as follows:

Shares Voted   Shares Voted      Shares        Broker
    "FOR"       "AGAINST"     "ABSTAINING"   Non-votes
------------   ------------   ------------   ---------
25,258,105        154,376        168,918        -0-

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

                                        HEALTHCARE SERVICES GROUP, INC.


July 21, 2006                           /s/ Daniel P. McCartney
Date                                    ----------------------------------------
                                        DANIEL P. McCARTNEY, Chief
                                        Executive Officer


July  21, 2006                          /s/ Thomas A. Cook
Date                                    ----------------------------------------
                                        THOMAS A. COOK, President and
                                        Chief Operating Officer


July  21, 2006                          /s/ James L. DiStefano
Date                                    ----------------------------------------
                                        JAMES L. DiSTEFANO, Chief Financial
                                        Officer and Treasurer


July  21, 2006                          /s/ Richard W. Hudson
Date                                    ----------------------------------------
                                        RICHARD W. HUDSON, Vice
                                        President-Finance, Secretary and Chief
                                        Accounting Officer