Form 10-Q
period 2006-09-30
HEALTHCARE SERVICES GROUP INC
filed 2006-10-26
CIK 731012

Click here to Index

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

     TRANSISTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 0-120152

HEALTHCARE SERVICES GROUP, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2018365 (IRS Employer Identification number)
3220 Tillman Drive-Suite 300, Bensalem, Pennsylvania (Address of principal executive office)	19020 (Zip code)

Registrant’s telephone number, including area code: 215-639-4274

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such returns), and (2) has been subject to such filing requirements for the past 90 days.

Yes      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES      NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value: 27,452,000 shares outstanding as of October 25, 2006.

Back to Index

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets

	(Unaudited) September 30, 2006	December 31, 2005

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,399,000	$91,005,000
Accounts and notes receivable, less allowance for doubtful
accounts of $3,403,000 in 2006 and $2,275,000 in 2005	77,274,000	59,197,000
Inventories and supplies	12,421,000	11,729,000
Deferred income taxes	818,000	355,000
Prepaid expenses and other	4,026,000	3,330,000

Total current assets	170,938,000	165,616,000
PROPERTY AND EQUIPMENT:
Laundry and linen equipment installations	1,785,000	2,416,000
Housekeeping and office equipment	17,834,000	15,141,000
Autos and trucks	79,000	79,000

	19,698,000	17,636,000
Less accumulated depreciation	14,643,000	12,892,000

	5,055,000	4,744,000

GOODWILL AND OTHER INTANGIBLE ASSETS- Less accumulated amortization of $1,743,000 in 2006 and 2005	19,341,000	1,612,000
NOTES RECEIVABLE- long term portion, net of discount	4,856,000	4,555,000
DEFERRED COMPENSATION FUNDING	6,704,000	5,626,000
DEFERRED INCOME TAXES- long term portion	7,166,000	6,181,000
OTHER NONCURRENT ASSETS	104,000	96,000

TOTAL ASSETS	$214,164,000	$188,430,000

LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES:
Accounts payable	$10,304,000	$8,760,000
Accrued payroll, accrued and withheld payroll taxes	15,282,000	7,792,000
Other accrued expenses	1,799,000	657,000
Income taxes payable	276,000	1,467,000
Accrued insurance claims	4,809,000	4,405,000

Total current liabilities	32,470,000	23,081,000

ACCRUED INSURANCE CLAIMS- long term portion	11,220,000	10,277,000
DEFERRED COMPENSATION LIABILITY	8,604,000	6,909,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value: 30,000,000 shares authorized,
28,931,000 shares issued in 2006 and 28,677,000 in 2005	289,000	287,000
Additional paid in capital	57,561,000	48,603,000
Retained earnings	121,818,000	112,299,000
Common stock in treasury, at cost, 1,515,000 shares in 2006 and
1,616,000 in 2005	(17,798,000)	(13,026,000)

Total stockholders’ equity	161,870,000	148,163,000

TOTAL LIABILITITIES AND STOCKHOLDERS’ EQUITY	$214,164,000	$188,430,000

See accompanying notes.

Back to Index

Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended Sept 30,

	2006	2005

Revenues	$130,083,000	$117,684,000
Operating costs and expenses:
Costs of services provided	112,195,000	102,884,000
Selling, general and administrative	8,767,000	8,024,000
Other Income :
Investment and interest income	1,298,000	923,000

Income before income taxes	10,419,000	7,699,000
Income taxes	3,855,000	2,925,000

Net Income	$6,564,000	$4,774,000

Basic earnings per common share	$0.24	$0.18

Diluted earnings per common share	$0.23	$0.17

Cash dividends per common share	$0.12	$0.08

Basic weighted average number of common shares outstanding	27,460,000	27,079,000

Diluted weighted average number of common shares outstanding	28,760,000	28,414,000

See accompanying notes.

Back to Index

Consolidated Statements of Income
(Unaudited)

	For the Nine Months Ended September 30,

	2006	2005

Revenues	$371,841,000	$348,426,000
Operating costs and expenses:
Costs of services provided	320,220,000	304,039,000
Selling, general and administrative	25,781,000	24,562,000
Other Income :
Investment and interest income	3,617,000	2,142,000

Income before income taxes	29,457,000	21,967,000
Income taxes	10,900,000	8,347,000

Net Income	$18,557,000	$13,620,000

Basic earnings per common share	$0.68	$0.51

Diluted earnings per common share	$0.65	$0.48

Cash dividends per common share	$0.33	$0.21

Basic weighted average number of common shares outstanding	27,399,000	26,861,000

Diluted weighted average number of common shares outstanding	28,691,000	28,286,000

See accompanying notes.

Back to Index

	September 30,

	2006	2005

Cash flows from operating activities:
Net Income	$18,557,000	$13,620,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,408,000	1,400,000
Bad debt provision	725,000	875,000
Deferred income taxes benefits	(1,246,000)	(616,000)
Unrealized gain on deferred compensation fund investments	(544,000)	(469,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	(8,714,000)	(4,465,000)
Inventories and supplies	(622,000)	(442,000)
Notes receivable- long term portion	(301,000)	1,472,000
Deferred compensation funding	(534,000)	(593,000)
Accounts payable and other accrued expenses	(755,000)	1,263,000
Accrued payroll, accrued and withheld payroll taxes	7,048,000	7,203,000
Accrued insurance claims	953,000	561,000
Deferred compensation liability	1,694,000	1,358,000
Income taxes payable	(894,000)	136,000
Prepaid expenses and other assets	(109,000)	(582,000)

Net cash provided by operating activities	16,666,000	20,721,000

Cash flows from investing activities:
Disposals of fixed assets	122,000	40,000
Cash paid for acquisition	(9,678,000)	—
Additions to property and equipment	(1,458,000)	(1,455,000)

Net cash used in investing activities	(11,014,000)	(1,415,000)

Cash flows from financing activities:
Treasury stock transactions in benefit plans	(164,000)	(174,000)
Dividends paid	(9,038,000)	(5,641,000)
Acquisition of treasury stock	(8,227,000)	(3,857,000)
Repayments of debt assumed in acquisition	(6,163,000)	—
Reissuance of treasury stock pursuant to Dividend
Reinvestment Plan	31,000	24,000
Proceeds from the exercise of stock options	2,296,000	4,278,000
Tax benefit of stock option transactions	1,007,000	2,920,000

Net cash used in financing activities	(20,258,000)	(2,450,000)

Net increase (decrease) in cash and cash equivalents	(14,606,000)	16,856,000

Cash and cash equivalents at beginning of the period	91,005,000	74,847,000

Cash and cash equivalents at end of the period	$76,399,000	$91,703,000

Supplementary Cash Flow Information:
Income taxes cash payments, net of refunds	$11,966,000	$4,908,000

Issuance of 369,000 shares of Common Stock related to acquisition	$8,517,000	$—

Issuance of 64,000 shares of Common Stock in 2006 and 90,000 shares of Common Stock in 2005 pursuant to Employee Stock Plans	$728,000	$643,000

See accompanying notes.

Back to Index

Consolidated Statements of Stockholders’ Equity
(Unaudited)

			For the Nine Months Ended September 30, 2006

	Common Stock		Additional Paid-in	Retained	Treasury	Stockholders'

	Shares	Amount	Capital	Earnings	Stock	Equity

Balance, December 31, 2005	28,677,000	$287,000	$48,603,000	$112,299,000	($13,026,000)	$148,163,000
Net income for the period				18,557,000		18,557,000
Exercise of stock options and other share-based compensation, net of 3,000 shares tendered for payment	254,000	2,000	2,294,000			2,296,000
Tax benefit arising from stock option transactions			1,007,000			1,007,000
Acquisition of treasury stock (335,000 shares)					(8,227,000)	(8,227,000)
Shares issued pursuant to acquisition (369,000 shares)			5,430,000		3,087,000	8,517,000
Shares purchased and shares sold in employee Deferred
Compensation Plan and other benefit plans (2,000 shares)					(164,000)	(164,000)
Shares issued pursuant to Employee Stock Plans (64,000 shares)			209,000		519,000	728,000
Cash dividends - $.33 per common share				(9,038,000)		(9,038,000)
Shares issued pursuant to Dividend Reinvestment Plan (2,000 shares)			18,000		13,000	31,000

Balance, September 30, 2006	28,931,000	$289,000	$57,561,000	$121,818,000	($17,798,000)	$161,870,000

See accompanying notes.

Back to Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Reporting

The accompanying financial statements are unaudited and do not include certain information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. However, in our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 2005 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 2005. The financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for either the quarter or the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year.

Inventories and supplies include housekeeping, linen and laundry supplies, as well as food provisions. Inventories and supplies are stated at cost to approximate a first-in, first-out (FIFO) basis. Linen supplies are amortized over a 24 month period.

Note 2 - Acquisition

On September 18, 2006, effective as of August 31, 2006, our wholly-owned subsidiary HCSG Merger, Inc acquired 100% of the common stock of Summit Services Group, Inc (“Summit”) in a transaction accounted for under the purchase method of accounting. Summit is a provider of professional housekeeping, laundry and food services to long-term care and related facilities. We believe the acquisition of Summit expands and compliments our position of being the largest provider of such services to the long-term care industry in the United States. In conjunction with the acquisition, we paid approximately $9,500,000 in cash, issued approximately 369,000 shares of our common stock to the selling shareholders of Summit (valued at approximately $8,517,000). Additionally, we estimate that we will incur transactions costs of approximately $217,000 (some of which was paid at September 30, 2006). In addition to the consideration paid, certain former shareholder/employees of Summit entered into employment agreements with us pursuant to which each former shareholder/employee is to receive a stated annual salary.

Back to Index

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of August 31, 2006, the effective date of the acquisition:

Accounts and notes receivable, net	$10,441,000
Other assets	742,000
Fixed assets and inventory	452,000
Goodwill and Other Intangible Assets	17,728,000

Total assets acquired	29,363,000
Accounts payable, accrued expenses and other liabilities	(3,776,000)
Loans payable	(7,393,000)

Total purchase price	$18,194,000

This allocation is subject to revision pending the valuation to be performed by an independent third party engaged by the Company. Our current allocation of the purchase price to assets acquired and liabilities assumed is based on preliminary estimates and certain assumptions that we believe are reasonable under the circumstances. At this time, the excess of the acquisition cost over the net of amounts assigned to the fair value of the assets acquired and the liabilities assumed is recorded as Goodwill and Other Intangible Assets. The Goodwill and Other Intangible Assets are currently deemed to have an indefinite life, and accordingly, are not being amortized. It is believed that during the 2006 fourth quarter, the independent third party will complete its analysis and issue a report on the valuation of the assets acquired and liabilities assumed. Pursuant to that report, we will reclassify some assets from Goodwill and Other Intangible Assets to specifically identified intangible assets which will have a definite life and be subject to amortization over such life. We do not believe that any amortization, resulting from a reclassification in the 2006 fourth quarter of such intangible assets, applicable to the 2006 third quarter would be material to the 2006 third quarter results of operations. The remaining intangible assets, which have an indefinite life and are accordingly not amortized, will be subject to periodic impairment testing at future periods in accordance with SFAS No. 142 (“Goodwill and Other Intangible Assets”).

Our consolidated financial statements for the three and nine month periods ended September 30, 2006 include Summit’s results of operations subsequent to August 31, 2006. During this period, the operations of Summit contributed approximately $4,000,000 of revenues and $124,000 of net income. Accordingly, Summit’s results of operations are included in the appropriate operating segment reporting. Such results of Summit were not material to either of our two operating segments during either of the three or nine month periods ended September 30, 2006.

Supplemental pro forma information reflecting the acquisition of Summit as if it occurred on January 1, 2005 has not been provided due to the fact that this is not a material transaction.

Back to Index

Note 3 - Other Contingencies

We have a $25,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At September 30, 2006 and December 31, 2005, there were no borrowings under the line of credit. However, we had outstanding at such dates $24,725,000 and $17,925,000, respectively, of irrevocable standby letters of credit which relate to payment obligations under our insurance programs. As a result of the letters of credit issued, the amount available under the line of credit was reduced by $24,725,000 and $17,925,000 at September 30, 2006 and December 31, 2005, respectively. The line of credit requires us to satisfy two financial covenants. We were in compliance with the financial covenants at both September 30, 2006 and December 31, 2005 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2007. We believe the line of credit will be renewed at that time.

We provide our services in 47 states and we are subject to numerous local taxing jurisdictions within those states. Consequently, the taxability of our services is subject to various interpretations within these jurisdictions. In the ordinary course of business, a jurisdiction may contest our reporting positions with respect to the application of its tax code to our services, which may result in additional tax liabilities.

At both September 30, 2006 and December 31, 2005 we have unsettled tax assessments from a state taxing authority of $550,000 ($358,000, net of federal income taxes). With respect to these assessments, we have recorded a reserve at September 30, 2006 of $275,000 ($175,000 net of federal income taxes) and at December 31, 2005 of $155,000 ($100,000 net of federal income taxes).

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

Back to Index

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

Differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions, as well as transactions between reportable segments and our warehousing and distribution subsidiary. The subsidiary’s transactions with reportable segments are made on a basis intended to reflect the fair market value of the goods transferred. Additionally, included in the differences between the reportable segments’ operating results and other disclosed data are amounts attributable to our investment holding company subsidiary. This subsidiary does not transact any business with the reportable segments. Segment amounts reported are prior to any elimination entries made in consolidation.

Housekeeping provides services in Canada, although essentially all of its revenues and net income, 99% in both categories, are earned in one geographic area, the United States. Food provides services solely in the United States. The acquisition of Summit did not alter the above geographical area percentages.

	Housekeeping services	Food services	Corporate and eliminations			Total

Quarter Ended Sept 30, 2006
Revenues	$105,053,000	$26,403,000	$	(1,373,000)		$130,083,000
Income before income taxes	$9,282,000	$795,000		$342,000	(1)	$10,419,000
Quarter Ended Sept 30, 2005
Revenues	$95,155,000	$23,772,000	$	(1,243,000)		$117,684,000
Income before income taxes	$7,738,000	$477,000	$	( 516,000	)(1)	$7,699,000
Nine Months Ended Sept 30, 2006
Revenues	$298,203,000	$74,115,000	$	(477,000)		$371,841,000
Income before income taxes	$28,133,000	$2,411,000	$	( 1,087,000	)(1)	$29,457,000
Nine Months Ended Sept 30, 2005
Revenues	$279,519,000	$69,310,000	$	(403,000)		$348,426,000
Income before income taxes	$24,171,000	$1,907,000	$	( 4,111,000	)(1)	$21,967,000

(1)	represents primarily corporate office cost and related overhead, as well as consolidated subsidiaries’ operating expenses that are not allocated to the reportable segments.

Back to Index

Total Revenues from Clients
The following revenues earned from clients differ from segment revenues reported above due to the inclusion of adjustments used for segment reporting purposes by management. We earned total revenues from clients in the following service categories:

	For the Quarter Ended Sept 30,

	2006	2005

Housekeeping services	$74,352,000	$66,291,000
Laundry and linen services	29,382,000	27,588,000
Food Services	25,727,000	23,245,000
Maintenance services and Other	622,000	560,000

	$130,083,000	$117,684,000

	For the Nine Months Ended Sept 30,

	2006	2005

Housekeeping services	$210,699,000	$196,235,000
Laundry and linen services	86,353,000	82,047,000
Food Services	72,937,000	68,312,000
Maintenance services and Other	1,852,000	1,832,000

	$371,841,000	$348,426,000

Major Client
We have one client, a nursing home chain (the “Major Client”), which accounted for 19% of total revenues in each of the nine month periods ended September 30, 2006 and September 30, 2005. Additionally, in the nine month period ended September 30, 2006, we derived 17% and 26%, respectively, of Housekeeping and Food’s revenues from such client. This client completed its previously announced merger on March 14, 2006. Our relationship with the successor entity remains under the same terms and conditions as established prior to the merger. Although we expect to continue the relationship with this client, there can be no assurance thereof, and the loss of such client would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Back to Index

Note 5 - Earnings Per Common Share

A reconciliation of the numerator and denominator of basic and diluted earnings per common share is as follows:

	Quarter Ended Sept 30, 2006

	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net income	$6,564,000

Basic earnings per common share	$6,564,000	27,460,000	$.24
Effect of dilutive securities:
Options		1,300,000	(.01)

Diluted earnings per common share	$6,564,000	28,760,000	$.23

	Quarter Ended Sept 30, 2005

	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net income	$4,774,000

Basic earnings per common share	$4,774,000	27,079,000	$.18
Effect of dilutive securities:
Options		1,335,000	(.01)

Diluted earnings per common share	$4,774,000	28,414,000	$.17

	Nine Months Ended Sept 30, 2006

	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net income	$18,557,000

Basic earnings per common share	$18,557,000	27,399,000	$.68
Effect of dilutive securities:
Options		1,292,000	(.03)

Diluted earnings per common share	$18,557,000	28,691,000	$.65

	Nine Months Ended Sept 30, 2005

	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net income	$13,620,000

Basic earnings per common share	$13,620,000	26,861,000	$.51
Effect of dilutive securities:
Options		1,425,000	(.03)

Diluted earnings per common share	$13,620,000	28,286,000	$.48

Back to Index

No outstanding options were excluded from the computation of diluted earnings per common share, for either of the three or nine month period ended September 30, 2006, as none have an exercise price in excess of the average market value of our common stock during such periods. Additionally, no outstanding options were excluded from the computation of diluted earnings per common share for either of the three or nine month periods ended September 30, 2005 as none have an exercise price in excess of the average market value of our common stock during such periods.

Dividends

We have paid regular quarterly cash dividends since the second quarter of 2003. During the nine month period ended September 30, 2006, we paid regular cash dividends totaling $9,038,000 as follows.

	1st Quarter	2nd Quarter	3rd Quarter

Cash dividend per common share	$.10	$.11	$.12
Total cash dividends paid	$2,730,000	$3,015,000	$3,293,000
Record date	February 3	April 28	July 28
Payment date	February 13	May 10	August 11

Additionally, on October 17, 2006, our Board of Directors declared a regular quarterly cash dividend payment of $.13 per common share to be paid on November 10, 2006 to shareholders of record as of October 27, 2006.

Note 6 - Share-Based Compensation

During the nine month period ended September 30, 2006, the stock option activity under our 2002 Stock Option Plan, 1995 Incentive and Non-Qualified Stock Option Plan for key employees, and 1996 Non-Employee Director’s Stock Option Plan (collectively the “Stock Option Plans”), was as follows:

	Weighted Average Price	Number of Shares	Weighted Average Remaining Contractual Life ( In Years)	Aggregate Intrinsic Value

Outstanding, January 1, 2006	$8.91	2,843,000
Granted	—	—
Cancelled	11.35	(29,000)
Exercised	9.03	(257,000)

Outstanding, Sept 30, 2006	$8.87	2,557,000	5.52	$41,660,000

The following table summarizes information about stock options outstanding at September 30, 2006.

	Options Outstanding				Options Exercisable

Exercise Price Range	Number Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 2.25 - 3.75	512,000	3.11	$3.08	512,000	$3.08
$ 4.11 - 5.62	822,000	5.45	4.67	822,000	4.67
$ 8.29 - 8.29	427,000	7.24	8.29	427,000	8.29
$13.65 - 13.65	391,000	8.24	13.65	391,000	13.65
$20.71 - 20.71	405,000	4.25	20.71	405,000	20.71

	2,557,000	5.52	$8.87	2,557,000	$8.87

Back to Index

Other information pertaining to option activity during the nine month periods ended September 30, 2006 and September 30, 2005 was as follows:

	September 30, 2006	September 30, 2005

Weighted average grant-date fair value of stock options granted:	Not applicable	Not applicable
Total pre-tax fair value of stock options vested:	Not applicable	$2,294,000
Total pre-tax intrinsic value of stock options exercised:	$2,924,000	$8,377,000

Under our Plans at September 30, 2006, in addition to the 2,557,000 issuable pursuant to outstanding option grants, an additional 1,753,000 shares of our Common Stock are available for future grants. Options outstanding and exercisable were granted at stock option prices which were not less than the fair market value of our Common Stock on the date the options were granted and no option has a term in excess of ten years. Additionally, options vested and became exercisable either on the date of grant or commencing six months from the option grant date.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R” or the “Statement”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”) and its related implementation guidance. On January 1, 2006, we adopted the provisions of SFAS No. 123R using the modified prospective method. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as financing cash flows, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

Prior to the adoption of SFAS No. 123R, we followed the intrinsic value method in accordance with APB No. 25 to account for our employee stock options and share purchase rights. Accordingly, no compensation expense was recognized for share purchase rights granted in connection with the issuance of stock options under any of our Stock Option Plans, or through our 2000 Employee Stock Purchase Plan (the “ESPP”) for periods ended prior to January 1, 2006. The adoption of SFAS No. 123R primarily resulted in a change in our method of recognizing the fair value of share-based compensation. Specifically, the adoption of SFAS No. 123R has resulted in our recording compensation expense for employee stock options and ESPP rights.

The pre-tax share-based employee compensation expense recorded in the three and nine month periods ended September 30, 2006 was approximately $111,000 and $227,000, respectively. Such expense resulted solely from the estimated value to be recognized from the share-based payments of our ESPP. It is estimated, at this time, that the expense attributable to such share-based payments in the 2006 fourth quarter will approximate the average of the amounts recorded in the first three quarters of 2006. However, such future expense will be impacted by and dependent on the change in our stock price over the remaining period up to the December 31, 2006 measurement date. Additionally, we do not expect to grant any employee options and therefore recognize any share-based payments’ expense from the issuance of employee stock options in 2006 until the fourth quarter. Although such impact is expected to be material, the impact cannot be reasonably estimated because it will depend on certain factors which are not fully known at this time. The options outstanding at December 31, 2005 did not and will not impact 2006 consolidated results of operations and financial position since all option-holders were fully vested in such options at December 31, 2005.

Back to Index

The fair market value of the shared-based payments of our ESPP for the three and nine month periods ended September 30, 2006 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Risk-free interest rate	4.6%
Expected volatility	34.5%
Weighted average expected life (in years)	.25
Dividend yield	2.0%

Results for the three and nine month periods ended September 30, 2005 have not been restated. Had compensation expense for employee stock options granted under our Stock Option Plans and share purchase rights under our ESPP been determined based on fair value at the grant date consistent with SFAS No. 123, our net income and earnings per share for such 2005 periods would have been the pro forma amounts indicated below:

	Quarter Ended Sept 30, 2005		Nine Months Ended Sept 30, 2005

Net Income
As reported	$4,774,000		$13,620,000
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects:
Stock Option Plans			(1,699,000)
ESPP	(151,000	)(1)	(453,000	) (1)

Pro forma net income	$4,623,000		$11,468,000

Basic Earnings Per Common Share
As reported	$.18		$.51
Pro forma	$.17		$.43
Diluted Earnings Per Common Share
As reported	$.17		$.48
Pro forma	$.16		$.41

(1)	Represents actual 2005 share-based compensation applicable to the ESPP allocated to the three and nine month periods ended September 30, 2005, respectively.

Back to Index

Note 6 – Related Party Transactions

One of our directors, as well as the brother of an officer and director (collectively “Related Parties”), have separate ownership interests in several different client facilities which have entered into service agreements with us. During the nine month periods’ ended September 30, 2006 and September 30, 2005, the service agreements with the client facilities in which the Related Parties have ownership interests resulted in revenues of $6,062,000 and $5,816,000, respectively. At September 30, 2006 and December 31, 2005, accounts and notes receivable from such facilities of $2,910,000 and $2,343,000, respectively, are included in the accompanying consolidated balance sheets.

Another of our directors is a member of a law firm which was retained by us. During the nine month periods’ ended September 30, 2006 and September 30, 2005, fees received from us by such firm did not exceed $75,000 in either period. Additionally, such fees did not exceed, in either period, 5% of such firm’s revenues.

Note 7 – Stockholders Equity

The Consolidated Balance Sheets for reporting period ending September 30, 2006 had 30,000,000, $.01 par value, of authorized shares of Common Stock. For the periods beginning December 31, 2003 through June 30, 2006, we inadvertently reported these authorized shares. We incorrectly reflected the effect of stock splits during the related periods, which resulted in an overstatement of authorized shares of Common Stock. The authorized shares for all effected periods are 30,000,000.

During the nine month period ended September 30, 2006, we expended $8,227,000 for the repurchase of 335,000 shares of our common stock. We remain authorized to purchase 946,000 shares pursuant to previous Board of Directors’ actions.

Note 8 – Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109”) which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of this interpretation.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We will adopt SAB No. 108 as of December 31, 2006. We do not expect the adoption of SAB No. 108 to have a material impact on our consolidated financial position, results of operations and cash flows.

Back to Index

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements and Risk Factors

This report and documents incorporated by reference into this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “believes”, “anticipates”, “plans”, “expects”, “intends”, “will”, “goal”, and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; one client accounting for approximately 19% of revenues in the nine month period ended September 30, 2006 (such client completed its previously announced merger on March 14, 2006); risks associated with our acquisition of Summit Services Group, Inc., including integration risks and costs, or such business not achieving expected financial results or synergies or failure to otherwise perform as expected; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, including state and local regulations pertaining to the taxability of our services; and the risk factors described in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005 and in Part I thereof under “Government Regulation of Clients”, “Competition”, “Service Agreements/Collections” and “Risk Factors”. Many of our clients’ revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which have been and continue to be adversely affected by the change in Medicare payments under the 1997 enactment of the Medicare Prospective Payment System. That change, and the lack of substantive reimbursement funding rate reform legislation, as well as other trends in the long-term care industry have resulted in certain of our clients filing for bankruptcy protection. Others may follow. Any decisions by the government to discontinue or adversely modify legislation related to reimbursement funding rates will have a material adverse effect on our clients. These factors, in addition to delays in payments from clients, have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing services could not be passed on to our clients.

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

Back to Index

RESULTS OF OPERATIONS

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of September 30, 2006 and December 31, 2005 and the periods then ended, and the notes accompanying those financial statements.

As disclosed in Note 2 to the Notes to the Consolidated Financial Statements, the Summit acquisition was effective as of August 31, 2006. The Summit results of operations for the period September 1, 2006 to September 30, 2006, included in the results of our operations for the three month and nine month periods reported herein, were generally immaterial to our consolidated results of operations and financial information presented below (although Summit’s results were accretive in all respects). Therefore, our discussion of the primary factors effecting comparisons of period to period financial statements generally does not include the results of the Summit acquisition except where we believe the results are material to the reader’s understanding of our financial statements.

Overview

We provide housekeeping, laundry, linen, facility maintenance and food services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe that we are the largest provider of housekeeping and laundry services to the long-term care industry in the United States, rendering such services to approximately 1,950 facilities in 47 states as of September 30, 2006. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

We provide our services primarily pursuant to full service agreements with our clients. In such agreements, we are responsible for the management and hourly employees located at our clients’ facilities. We also provide services on the basis of a management-only agreement for a very limited number of clients. Our agreements with clients typically provide for a one year service term, cancelable by either party upon 30 to 90 days notice after the initial 90-day period.

We are organized into two reportable segments; housekeeping, laundry, linen and other services (“Housekeeping”), and food services (“Food”).

The services provided by Housekeeping consist primarily of the cleaning, disinfecting and sanitizing of patient rooms and common areas of a client’s facility, as well as the laundering and processing of the personal clothing belonging to the facility’s patients. Also within the scope of this segment’s service is the laundering and processing of the bed linens, uniforms and other assorted linen items utilized by a client facility.

Back to Index

Food, which began operations in 1997, consists of providing for the development of a menu that meets the patient’s dietary needs, and the purchasing and preparing of the food for delivery to the patients.

In addition to Summit, we operate two other wholly-owned subsidiaries, HCSG Supply, Inc. (“Supply”) and Huntingdon Holdings, Inc. (“Huntingdon”). Supply purchases, warehouses and distributes the supplies and equipment used in providing our Housekeeping segment services. Huntingdon invests our cash and cash equivalents.

Consolidated Operations

The following table sets forth, for the periods indicated, the percentage which certain items bear to consolidated revenues:

	Relation to Consolidated Revenues

	For the Quarter Ended Sept 30,		For the Nine Months Ended Sept 30,

	2006	2005	2006	2005

Revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	86.3	87.4	86.1	87.3
Selling, general and
administration	6.7	6.8	6.9	7.0
Investment and interest income	1.0	.8	.9	.6

Income before income taxes	8.0	6.6	7.9	6.3
Income taxes	3.0	2.5	2.9	2.4

Net income	5.0%	4.1%	5.0%	3.9%

Subject to the factors noted in the Cautionary Statement Regarding Forward Looking Statements included in this report, we anticipate our financial performance for the remainder of 2006 to be comparable to the nine month period ended September 30, 2006 percentages presented in the above table as they relate to consolidated revenues.

Housekeeping is our largest and core reportable segment, representing approximately 80% of consolidated revenues for both the quarter and nine month period ended September 30, 2006. Food revenues represented approximately 20% of consolidated revenues for such periods.

Although there can be no assurance thereof, we believe that for the remainder of 2006 each of Housekeeping’s and Food’s revenues, as a percentage of consolidated revenues, will remain approximately the same as their respective percentages noted above. Furthermore, we expect the sources of growth for the remainder of 2006 for the respective operating segments will be primarily the same as historically experienced. Accordingly, although there can be no assurance thereof, the growth in Food is expected to come from our current Housekeeping client base, while growth in Housekeeping will primarily come from obtaining new clients.

Back to Index

2006 Third Quarter Compared with 2005 Third Quarter

The following table sets forth 2006 third quarter income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage increases of each compared to 2005 third quarter amounts.

				Reportable Segments

				Housekeeping		Food

	Consolidated	Percent increase	Corporate and eliminations	Amount	%incr	Amount	%incr

Revenues	$130,083,000	10.5%	$(1,373,000)	$105,053,000	10.4%	$26,403,000	11.1%

Cost of services provided	112,195,000	9.0	9,184,000	95,771,000	9.6	25,608,000	9.9

Selling, general and administrative expense	8,767,000	9.3	(8,767,000)	—			—

Investment and interest Income	1,298,000	40.6	1,298,000	—			—

Income before income taxes	$10,419,000	35.3%	$342,000	$9,282,000	20.0%	$795,000	66.5%

Revenues

Consolidated

Consolidated revenues increased 10.5%, of which 3.5% is related to the Summit acquisition, to $130,083,000 in the 2006 third quarter compared to $117,684,000 in the 2005 third quarter as a result of the factors discussed below under Reportable Segments.

Our Major Client accounted for 19% of consolidated revenues in each of the three month periods ended September 30, 2006 and September 30, 2005. This client completed its previously announced merger on March 14, 2006. Our relationship with the successor entity remains under the same terms and conditions as established prior to the merger. Although we expect to continue the relationship with this client’s successor, there can be no assurance thereof, and the loss of such client would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client’s successor changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Reportable Segments

Housekeeping’s 10.4% net growth in reportable segment revenues resulted primarily from an increase of 6.4% attributable to service agreements entered into with new clients and a 4.0% increase in revenues related to the Summit acquisition.

Food’s 11.1% net growth in reportable segment revenues is primarily a result of providing this service to existing Housekeeping clients. The Summit acquisition accounted for 1.3% of the increase.

We derived 17% and 26%, respectively, of Housekeeping and Food’s 2006 third quarter revenues from the Major Client.

Back to Index

Costs of services provided

Consolidated

Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues for the 2006 third quarter decreased to 86.3 % from 87.4 % in the corresponding 2005 quarter. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance

Cost of Services Provided-Key Indicators	2006%	2005%	(Decr) %

Bad debt provision	.1	.2	(.1)
Workers’ compensation and general liability insurance	3.4	3.6	(.2)

The decrease in the bad debt provision is a result of improved collection experience. The decrease in workers’ compensation and general liability insurance is primarily a result of reduced payments to claimants due to improved claims’ experience.

Reportable Segments

Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for the 2006 third quarter decreased to 91.2% from 91.9% in the corresponding 2005 quarter. Cost of services provided for Food, as a percentage of Food revenues, for the 2006 third quarter decreased to 97.0% from 98.0% in the corresponding 2005 quarter.

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues, that we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators	2006%	2005%	(Decr) %

Housekeeping labor and other labor costs	81.6	82.9	(1.3)
Housekeeping supplies	5.6	5.7	(.1)
Food labor and other labor costs	54.7	55.7	(1.0)
Food supplies	37.4	37.5	(.1)

The decrease in Housekeeping labor and other labor costs, as a percentage of Housekeeping revenues, resulted primarily from efficiencies achieved. The decrease in Housekeeping supplies resulted primarily from price decreases in the cost of supplies for our laundry services.

The decrease in Food labor and other labor costs, as percentage of Food revenues, resulted primarily from efficiencies achieved. The decrease in Food supplies, as a percentage of Food revenues, is a result of price decreases in vendor purchasing agreements.

Consolidated Selling, General and Administrative Expense

Consistent with our 10.5% growth in consolidated revenues, selling, general and administrative expenses increased by 9.3% or $743,000 of which approximately 3.1% or $245,000 is related to the Summit acquisition. As a percentage of total consolidated revenues, these expenses remained essentially unchanged at 6.7% in the 2006 third quarter as compared to 6.8% in the 2005 third quarter.

Back to Index

Income before Income Taxes

Consolidated

As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for the 2006 third quarter increased to 8.0%, as a percentage of consolidated revenues, compared to 6.6% in the 2005 third quarter.

Reportable Segments

Housekeeping’s 20.0% increase in income before income taxes is primarily attributable to the improvement in the gross profit earned at the client facility level and the gross profit earned on the 6.4% increase in organic reportable segment revenues. Of the 20% increase in income before income taxes, approximately 5% is related to Summit’s results.

Food’s income before income taxes increased 66.5% on a reportable segment basis, of which approximately 7.5% is related to Summit’s results. Such increase is primarily attributable to an improvement in the gross profit earned at the client facility level and the gross profit earned on the 9.7% increase in organic reportable segment revenues.

Consolidated Investment and Interest Income

Investment and interest income, as a percentage of consolidated revenues, was 1.0% in the 2006 third quarter compared to .8% in the 2005 third quarter. The slight net increase is attributable to improved rates of return on the higher cash and cash equivalents’ average balances, which was offset by less appreciation in the market value of the investments held in our Deferred Compensation Fund.

Consolidated Income Taxes

Our effective tax rate for the quarter ended September 30, 2006 was 37% compared to our September 30, 2005 effective tax rate of 38%. The decrease in the effective tax rate is primarily a result of a reduction in the state and local effective tax rate. Absent any significant change in federal, or state and local tax laws, we expect our effective tax rate for the remainder of 2006 to be approximately the same as realized in the 2006 third quarter. Our 37% effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes.

Consolidated Net Income

As a result of the matters discussed above, consolidated net income for the 2006 third quarter increased to 5.0%, as a percentage of consolidated revenues, compared to 4.1% in the 2005 third quarter.

Back to Index

2006 Nine Month Period Compared with 2005 Nine Month Period

The following table sets forth, for the nine month period ended September 30, 2006 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage increases of each compared to the nine month period ended September 30, 2005 amounts.

				Reportable Segments

				Housekeeping		Food

	Consolidated	Percent increase	Corporate and eliminations	Amount	%incr	Amount	%incr

Revenues	$371,841,000	6.7%	$(477,000)	$298,203,000	6.7%	$74,115,000	6.9%
Cost of services provided	320,220,000	5.3	21,554,000	270,070,000	5.8	71,704,000	6.4

Selling, general and administrative expense	25,781,000	5.0	(25,781,000)	—		—

Investment and interest Income	3,617,000	68.9	3,617,000	—		—

Income before income taxes	$29,457,000	34.1%	$(1,087,000)	$28,133,000	16.4%	$2,411,000	26.5%

Revenues

Consolidated

Consolidated revenues increased 6.7%, of which approximately 1.2% is related to the Summit acquisition, to $371,841,000 in the nine month period ended September 30, 2006 compared to $348,426,000 in the same 2005 period as a result of the factors discussed below under Reportable Segments.

Our Major Client accounted for 19% of consolidated revenues in each of the nine month periods ended September 30, 2006 and September 30, 2005.

Reportable Segments

Housekeeping’s 6.7% net growth in reportable segment revenues is primarily a result of an increase in service agreements entered into with new clients. Summit contributed approximately 1.4% to Housekeeping’s reportable segment revenues.

Food’s 6.9% net growth in reportable segment revenues was essentially a result of providing this service to existing Housekeeping clients.

We derived 17% and 26%, respectively, of Housekeeping and Food’s 2006 nine month period’s revenues from the Major Client.

Costs of services provided

Consolidated

Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues for the nine month period ended September 30, 2006 decreased to 86.1% from 87.3% in the corresponding 2005 period. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance

Cost of Services Provided-Key Indicators	2006%	2005%	(Decr) %

Bad debt provision	.2	.3	(.1)
Workers’ compensation and general
liability insurance	3.7	4.1	(.4)

Back to Index

The decrease in the bad debt provision is a result of improved collections’ experience. The decrease in the workers’ compensation and general liability insurance is primarily a result of reduced payments to claimants due to improved claims’ experience.

Reportable Segments

Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for the nine month period ended September 30, 2006 decreased to 90.6% from 91.4% in the corresponding 2005 period. Cost of services provided for Food, as a percentage of Food revenues, for the 2006 nine month period decreased to 96.7% from 97.2% in the corresponding 2005 nine month period.

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues, that we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators	2006%	2005%	Incr (Decr) %

Housekeeping labor and other labor costs	81.4	82.3	( .9)
Housekeeping supplies	5.5	5.3	.2
Food labor and other labor costs	54.5	55.0	( .5)
Food supplies	37.4	38.9	(1.5)

The decrease in Housekeeping labor and other labor costs, as a percentage of Housekeeping revenues, resulted primarily from efficiencies achieved. The increase in Housekeeping supplies resulted primarily from vendor price increases.

The decrease in Food labor and other labor costs as a percentage of Food segment revenues resulted primarily from efficiencies achieved. The decrease in Food segment supplies, as a percentage of Food segment revenues, is a result of price decreases in vendor purchasing agreements.

Consolidated Selling, General and Administrative Expense

Consistent with our 6.7% growth in consolidated revenues, selling, general and administrative expenses increased by 5.0% or $1,219,000 in comparing the nine month periods ended September 30, 2006 and September 30, 2005. However, as a percentage of total consolidated revenues, these expenses decreased by .1% to 6.9% in the 2006 period as compared to 7.0% in the 2005 period. The decrease is primarily attributable to our ability to control these expenses and comparing them to a greater revenue base in the current nine month period.

Back to Index

Income before Income Taxes

Consolidated

As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for the nine month period ended September 30, 2006 increased to 7.9%, as a percentage of consolidated revenues, compared to 6.3% in the same 2005 period.

Reportable Segments

Housekeeping’s 16.4% increase in income before income taxes is attributable to the improvement in the gross profit earned at the client facility level and the gross profit earned on the 5.3% increase in organic reportable segment revenues. Of the 16.4% increase in income before income taxes, approximately 1.7% is attributable to Summit’s results.

Food’s income before income taxes increased 26.5% on a reportable segment basis which is primarily attributable to an improvement in the gross profit earned at the client facility level and the gross profit earned on the 6.9% increase in reportable segment revenues.

Consolidated Investment and Interest Income

Investment and interest income, as a percentage of consolidated revenues, was 0.9% in the nine month period ended September 30, 2006 compared to .6% in the same 2005 period. The net increase is attributable to improved rates of return on the higher cash and cash equivalents’ average balances, as well as greater appreciation in the market value of the investments held in our Deferred Compensation Fund.

Consolidated Income Taxes

Our effective tax rate for the nine month period ended September 30, 2006 was 37% compared to our September 30, 2005 effective tax rate of 38%. The decrease in the effective tax rate is primarily a result of a reduction in the state and local effective tax rate. Absent any significant change in federal, or state and local tax laws, we expect our effective tax rate for the remainder of 2006 to be approximately the same as realized in the 2006 nine month period. Our 37% effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes.

Consolidated Net Income

As a result of the matters discussed above, consolidated net income for the nine months ended September 30, 2006 increased to 5.0%, as a percentage of consolidated revenues, compared to 3.9% in nine month period ended September 30, 2005.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting standards generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In regards to our Summit acquisition (discussed in Note 2), we have preliminarily estimated the related Goodwill and Other Intangible Assets to be $17,728,000. This allocation is subject to revision pending a valuation to be performed by an independent third party engaged by the Company. Our current allocation of the purchase price to assets acquired and liabilities assumed is based on preliminary estimates and certain assumptions that we believe are reasonable under the circumstances. The Goodwill and Other Intangible Assets are currently deemed to have an indefinite life, and accordingly, are not being amortized at this time. Although pursuant to the completion of the valuation, we will reclassify some assets from Goodwill and Other Intangible Assets to specifically identified intangible assets which will have a definite life and be subject to amortization over such life. We do not believe that any amortization, resulting from a reclassification in the 2006 fourth quarter of such intangible assets, applicable to the 2006 third quarter would be material to the 2006 third quarter results of operations.

Back to Index

We consider the two policies discussed below to be critical to an understanding of our financial statements because their application places the most significant demands on management’s judgment. Therefore, it should be noted that financial reporting results rely on estimating the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies and estimates are described in the following paragraphs. For these estimates, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. Any such adjustments or revisions to estimates could result in material differences to previously reported amounts.

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

Back to Index

In accordance with the risk of extending credit, we regularly evaluate our accounts and notes receivable for impairment or loss of value and when appropriate, will provide in our Allowance for Doubtful Accounts for such receivables. We generally follow a policy of reserving for receivables due from clients in bankruptcy, clients with which we are in litigation for collection and other slow paying clients. The reserve is based upon our estimates of ultimate collectibility. Correspondingly, once our recovery of a receivable is determined through either litigation, bankruptcy proceedings or negotiation to be less than the recorded amount on our balance sheet, we will charge-off the applicable amount to the Allowance for Doubtful Accounts.

At September 30, 2006, we identified accounts totaling $4,016,000 that require an Allowance for Doubtful Accounts based on potential impairment or loss of value. An Allowance for Doubtful Accounts totaling $3,403,000 was provided for these accounts at such date. Actual collections of these accounts could differ from that which we currently estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance for Doubtful Accounts would decrease net income by $19,000.

Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends, as more fully discussed under Liquidity and Capital Resources below, and as further described in our Form 10-K filed with Securities and Exchange Commission for the year ended December 31, 2005 in Part I thereof under “Government Regulation of Clients”, “Service Agreements/Collections” and “Risk Factors”, change in such a manner as to negatively impact the cash flows of our clients. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

Accrued Insurance Claims

We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance, which comprise approximately 29% of our liabilities at September 30, 2006. Our accounting for this plan is affected by various uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We address these uncertainties by regularly evaluating our claims pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluations are based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/or industry trends result in an unfavorable change, it would have a material adverse effect on our consolidated results of operations and financial condition. Under these plans, pre-determined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.

Back to Index

For workers’ compensation, we record a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of our historical data and open claims. The present value of the payout is determined by applying an 8% discount factor against the estimated value of the claims over the estimated remaining pay-out period. Reducing the discount factor by 1% would reduce net income by approximately $34,000. Additionally, reducing the estimated payout period by six months would result in an approximate $96,000 reduction in net income.

For general liability, we record a reserve for the estimated ultimate amounts to be paid for known claims. The estimated ultimate reserve amount recorded is derived from the estimated claim reserves provided by our insurance carrier reduced by an historical experience factor.

Liquidity and Capital Resources

At September 30, 2006, we had cash and cash equivalents of $76,399,000 and working capital of $138,468,000 compared to December 31, 2005 cash and cash equivalents of $91,005,000 and working capital of $142,535,000. We view our cash and cash equivalents as our principal measure of liquidity. Our current ratio at September 30, 2006 decreased to 5.3 to 1 compared to 7.2 to 1 at December 31, 2005. This decrease resulted primarily from lower cash balances due to disbursements related to the Summit acquisition and the timing of payments for accrued payroll, accrued and withheld payroll taxes. On an historical basis, our operations have generally produced consistent cash flow and have required limited capital resources. We believe our current and near term cash flow positions will enable us to fund our continued anticipated growth.

Operating Activities

The net cash provided by our operating activities was $16,666,000 for the nine month period ended September 30, 2006. The principal sources of net cash flows from operating activities for the nine month period ended September 30, 2006 were net income, including non-cash charges to operations for bad debt provisions and depreciation. Additionally, operating activities’ cash flows increased by $7,048,000 as a result of the timing of payments for accrued payroll, accrued and withheld payroll taxes. The operating activity that used the largest amount of cash during the nine month period ended September 30, 2006 was a net increase of $9,015,000 in accounts and notes receivable and long-term notes receivable resulting primarily from the 6.7% growth in the Company’s 2006 nine month period revenues.

Investing Activities

Our principal use of cash in investing activities for the nine month period ended September 30, 2006 was $9,678,000 for the purchase of Summit Services Group, Inc. Additionally, we purchased $1,458,000 of housekeeping equipment, computer software and equipment, and laundry equipment installations. Under our current plans, which are subject to revision upon further review, it is our intention to spend an aggregate of $500,000 to $1,000,000 during the remainder of 2006 for such capital expenditures.

Back to Index

Financing Activities

In connection with the Summit acquisition, we made cash payments of $6,163,000 to payoff certain indebtness of Summit. We have paid regular quarterly cash dividends since the second quarter of 2003. During the nine month period ended September 30, 2006, we paid regular cash dividends totaling $9,038,000 as follows.

	1st Quarter	2nd Quarter	3rd Quarter

Cash dividend per common share	$.10	$.11	$.12
Total cash dividends paid	$2,730,000	$3,015,000	$3,293,000
Record date	February 3	April 28	July 28
Payment date	February 13	May 10	August 11

Additionally, on October 17, 2006, our Board of Directors declared a regular quarterly cash dividend payment of $.13 per common share to be paid on November 10, 2006 to shareholders of record as of October 27, 2006.

Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

During the nine month period ended September 30, 2006, we expended $8,227,000 for the repurchase of 335,000 shares of our common stock. We remain authorized to purchase 946,000 shares pursuant to previous Board of Directors’ actions.

During the nine month period ended September 30, 2006, we received proceeds of $2,296,000 from the exercise of stock options by employees and directors, as well as recognizing an income tax benefit of $1,007,000 from such stock option transactions.

Line of Credit

We have a $25,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At September 30, 2006 and December 31, 2005, there were no borrowings under the line. However, at such dates, we had outstanding $24,725,000 and $17,925,000, respectively, of irrevocable standby letters of credit which relate to payment obligations under our insurance programs. As a result of the letters of credit issued, the amount available under the line of credit was reduced by $24,725,000 and $17,925,000 at September 30, 2006 and December 31, 2005, respectively.

The line of credit requires us to satisfy two financial covenants. Such covenants, and their respective status at September 30, 2006, were as follows:

Covenant Description and Requirement	Status at September 30, 2006

Commitment coverage ratio: cash and cash equivalents must equal or exceed outstanding obligations under the line by a multiple of 2.	Commitment coverage is 3.1
Tangible net worth: must exceed $122,000,000.	Tangible net worth is $142,106,000

As noted above, we complied with the financial covenants at September 30, 2006 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2007. We believe the line of credit will be renewed at that time.

Back to Index

Accounts and Notes Receivable

We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. The Balance Budget Act of 1997 changed Medicare policy in a number of ways, most notably the phasing in, effective July 1, 1998, of a Medicare Prospective Payment System for skilled nursing facilities which significantly changed the reimbursement procedures and the amounts of reimbursement our clients receive. Many of our clients’ revenues are highly contingent on Medicare and Medicaid reimbursement funding rates. Therefore, they have been and continue to be adversely affected by changes in applicable laws and regulations, as well as other trends in the long-term care industry. This has resulted in certain of our clients filing for bankruptcy protection. Others may follow. These factors, in addition to delays in payments from clients have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At September 30, 2006 and December 31, 2005, we had $8,894,000 and $8,514,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $725,000 and $875,000, respectively in the nine month periods ended September 30, 2006 and September 30, 2005. These provisions represent approximately .2% and .3%, as a percentage of total revenues for each respective period. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

At September 30, 2006, amounts due from our Major Client represented less than 1% of our accounts receivable balance.

Back to Index

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

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment purchases, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2006, we estimate that for the remainder of 2006 we will have capital expenditures of approximately $500,000 to $1,000,000 in connection with housekeeping equipment purchases and laundry and linen equipment installations in our clients’ facilities, as well as expenditures relating to internal data processing hardware and software requirements. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would, if necessary, seek to obtain necessary working capital from such sources as long-term debt or equity financing.

Material Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, other than our irrevocable standby letter of credit previously discussed.

Effects of Inflation

Although there can be no assurance thereof, we believe that in most instances we will be able to recover increases in costs attributable to inflation by passing such cost increases through to our clients.

Back to Index

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our exposure to market risk is not significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Form 10-Q, is reported in accordance with Securities and Exchange Commission (“SEC”) rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2006 (the “Evaluation Date”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon our evaluation, at the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to insure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and regulations.

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

Back to Index

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchases
2006 Period	(a) Total number of Shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs

July 1 to July 31	none
Aug 1 to Aug 31	none
Sept 1 to Sept 30	301,218	$25.28	301,218	946,456

ITEM 3. Defaults under Senior Securities. Not Applicable

ITEM 4. Submission of Matters to a Vote of Security Holders Not Applicable

ITEM 5.  Other Information.

a)  None

Back to Index

ITEM 6.  Exhibits

a) Exhibits -

2.1 Agreement and Plan of Merger By and Among Healthcare Services Group, Inc., Summit Services Group, Inc., Joseph S. Cuzzupoli, John Bullock, Lawrence G. Freni, Wellfleet Capital Partners, Inc., and Navone Investments, LLC and Thomas G. Hixon, S. Keith Pritchard and P.H. Benjamin Chang.

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

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE SERVICES GROUP, INC.

October 25, 2006	/s/ Daniel P. McCartney
Date	DANIEL P. McCARTNEY, Chief Executive Officer

October 25, 2006	/s/ Thomas A. Cook
Date	THOMAS A. COOK, President and Chief Operating Officer

October 25, 2006	/s/ James L. DiStefano
Date	JAMES L. DiSTEFANO, Chief Financial Officer and Treasurer

October 25, 2006	/s/ Richard W. Hudson
Date	RICHARD W. HUDSON, Vice President-Finance, Secretary and Chief Accounting Officer