Form 10-K
period 2006-12-31
HEALTHCARE SERVICES GROUP INC
filed 2007-02-23
CIK 731012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from to

Commission file number. 0-12015

HEALTHCARE SERVICES GROUP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2018365
(State or other jurisdiction of incorporated or organization)	(IRS Employer Identification No.)

3220 Tillman Drive, Suite 300, Bensalem, PA	19020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(215) 639-4274

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($.01 par value)	NASDAQ National Market

Title of Class	Name of each exchange on which securities registered

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐     NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☑

The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant as of the close of business on June 30, 2006 was approximately $507,885,000 based on closing sale price of the Common Stock on the NASDAQ National Market on that date. The Registrant does not have any non-voting common equity.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock (Common Stock, $.01 par value) as of the latest practicable date (February 20, 2007).                         27,621,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 22, 2007 have been incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

Part I

References made herein to “we,” “our,” “us”, or “the Company” include Healthcare Services Group, Inc. and its wholly owned subsidiaries; Summit Services Group, Inc. (whose operations were fully integrated into Healthcare Services Group, Inc. on January 1, 2007), HCSG Supply, Inc. and Huntingdon Holdings, Inc., unless the context otherwise requires.

Item I.  Business.

(a)  General
The Company is a Pennsylvania corporation, incorporated on November 22, 1976. We provide housekeeping, laundry, linen, facility maintenance and food services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. Based on the nature and similarities of the services provided, our business operations consist of two business segments (Housekeeping and Food). We believe that we are the largest provider of housekeeping and laundry services to the long-term care industry in the United States, rendering such services to approximately 1,950 facilities in 47 states as of December 31, 2006. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

On September 18, 2006, effective as of August 31, 2006, our wholly-owned subsidiary HCSG Merger, Inc acquired 100% of the common stock of Summit Services Group, Inc. (“Summit”) in a transaction accounted for under the purchase method of accounting. Summit is a provider of professional housekeeping, laundry and food services to long-term care and related facilities. We believe the acquisition of Summit expands and compliments our position of being the largest provider of such services to the long-term care industry in the United States. As of January 1, 2007, Summit’s operations were fully integrated into Healthcare Services Group, Inc. Additionally, we operate two wholly-owned subsidiaries, HCSG Supply, Inc. (“Supply”) and Huntingdon Holdings, Inc. (“Huntingdon”). Supply purchases, warehouses and distributes essentially all of the supplies and equipment used in providing our Housekeeping segment services. Supply also warehouses and distributes a limited number of supply items used in providing our Food segment services. Huntingdon invests our cash and cash equivalents.

(b)  Segment Information
The information called for herein is discussed below in Description of Services, and within Item 8 of this Annual Report on Form 10-K under Note 10 of Notes to Consolidated Financial Statements for the year ended December 31, 2006.

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

For the year ended December 31, 2006, GGNSC Holdings LLC (doing business as Golden Horizons), our major client, accounted for 18% of our total revenues. In 2006, we derived 16% and 26% of Housekeeping and Food revenues, respectively, from such client. At December 31, 2006, amounts due from such client represented less than 1% of our accounts receivable balance. This client completed its previously announced merger on March 14, 2006. Our relationship with the successor entity remains under the same terms and conditions as existed prior to the merger. Although we expect to continue the relationship with this client, there can be no assurance thereof. The loss of such client, or a significant reduction in the revenues we receive from this client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

An overview of each of our segments follows:

Housekeeping
Housekeeping services.  Housekeeping services is our largest service sector, representing approximately 57% or $293,374,000 of consolidated revenues in 2006. This service involves cleaning, disinfecting and sanitizing resident areas in our clients’ facilities. In providing services to any given client facility, we typically hire and train the hourly employees employed by such facility prior to our engagement. We normally assign two on-site managers to each facility to supervise and train hourly personnel and coordinate housekeeping services with other facility support functions. Such management personnel also oversee the execution of a variety of quality and cost-control procedures including continuous training and employee evaluation and on-site testing for infection control. The on-site management team also assists the facility in complying with Federal, state and local regulations.

Laundry and linen services.  Laundry and linen services represents approximately 23% or $116,254,000 of consolidated revenues in 2006. Laundry services involve the laundering and processing of the residents’ personal clothing. We provide laundry service to all of our housekeeping clients. Linen services involve providing, laundering and processing of the sheets, pillow cases, blankets, towels, uniforms and assorted linen items used by our clients’ facilities. At some facilities that utilize our laundry and linen services, we install our own equipment. Such installation generally requires an initial capital outlay by us ranging from $5,000 to $150,000 depending on the size of the facility, installation and construction costs, and the amount of equipment required. We could incur relocation or other costs in the event of the cancellation of a linen service agreement where there was an investment by us in a corresponding laundry installation. The hiring, training and supervision of the hourly employees who perform laundry and linen services are similar to, and performed by the same management personnel who oversee the housekeeping services hourly employees located at the respective client facility.

In some instances we own linen supplies utilized at our clients’ facilities. We maintain a sufficient inventory of linen supplies to ensure their availability. We provide linen supplies to approximately 20% of the facilities for which we provide housekeeping services.

Maintenance and other services.  Maintenance services consist of repair and maintenance of laundry equipment, plumbing and electrical systems, as well as carpentry and painting. This service sector’s total revenues represent less than 1% of consolidated revenues.

Laundry installation sales.  We (as a distributor of laundry equipment) sell laundry installations to our clients which generally represent the construction and installation of a turn-key operation. We generally offer payment terms, ranging from 36 to 60 months. During the years 2004 through 2006, laundry installation sales were not material to our operating results as we prefer to own such laundry installations in connection with performance of our service agreements.

Food
Food services.  We began providing food services in 1997. Food services represented 19% or $99,513,000 of consolidated revenues in 2006. Food services consist of the development of a menu that meets the residents’ dietary needs, purchasing and preparing the food to assure that residents receive an appetizing meal, and participation in monitoring the residents’ on-going nutritional status. On-site management is responsible for all daily food service activities, with regular support being provided by a district manager specializing in food service, as well as a registered dietitian. We also provide consulting services to facilities to assist them in cost containment and improve their food service operations.

Operational Management Structure
By applying our professional management techniques, we generally can contain or control certain housekeeping, laundry, linen, facility maintenance and food service costs on a continuing basis. We manage and provide our services through a network of management personnel, as illustrated below.

Each facility is managed by an on-site Facility Manager, an Assistant Facility Manager, and if necessary, additional supervisory personnel. Districts, typically consisting of eight to twelve facilities, are supported by a District Manager and a Training Manager. District Managers bear overall responsibility for the facilities within their districts. They are generally based in close proximity to each facility. These managers provide active support to clients in addition to the support provided by our on-site management team. Training Managers are responsible for the recruitment, training and development of Facility Managers. A division consists of a number of regions within a specific geographical area. Divisional Vice Presidents manage each division. At December 31, 2006 we maintained 41 regions within six divisions. Each region is headed by a Regional Vice President/Manager. Some regions also have a Regional Director who assumes primary responsibility for marketing our services within the respective region. Regional Vice Presidents/Managers and Regional Directors provide management support to a number of districts within a specific geographical area. Regional Vice Presidents/Managers and Regional Directors report to Divisional Vice Presidents who in turn report to the President/Chief Operating Officer and Senior Vice Presidents. We believe that our divisional, regional and district organizational structure facilitates our ability to obtain new clients, and our ability to sell additional services to existing clients.

Market
The market for our services consists of a large number of facilities involved in various aspects of the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals. Such facilities may be specialized or general, privately owned or public, profit or not-for-profit, and may serve patients on a long-term or short-term basis. The market for our services is expected to continue to grow as the elderly population increases as a percentage of the United States population and as government reimbursement policies require increased cost control or containment by the constituents that comprise our targeted market.

The American Health Care Association estimates that there are approximately 16,300 nursing homes in the United States with about 1.78 million beds and 1.45 million residents. The facilities primarily range in size from small private facilities with 65 beds to facilities with over 500 beds. We generally market our services to facilities with 100 or more beds. We believe that approximately 15% of our target market, long-term care facilities, currently use outside providers of housekeeping and laundry services.

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

Government Regulation of Clients
Our clients are subject to government regulation. Congress has enacted a number of major laws during the past decade that have significantly altered government reimbursement for nursing home services, including the Balanced Budget Act of 1997 (“BBA”), the Benefits Improvement and Protection Act of 2000 (“BIPA”), and the Deficit Reduction Act of 2005 (“DRA”).

As a result of the BBA’s repeal of the “Boren Amendment” federal payment standard for Medicaid payments to nursing facilities, there is ongoing risk that budget constraints or other factors will cause states to reduce Medicaid reimbursements to nursing homes or fail to make payments to nursing homes on a timely basis. BIPA enacted a multi-year phase-out of certain governmental transfers that had boosted Medicaid payment rates, and these reduced federal payments have impacted the aggregate available funds.

The DRA’s stated goal of reducing federal Medicaid spending by $6.9 billion over the next five years has financial implications for nursing homes, as do the incentives it put in place for the use of community-based services, since increased use of home and community-based services and the corollary rebalancing of long term care funding towards a more non-institutional approach will likely put downward pressure on nursing home rate increases. In addition, changes to Medicaid asset transfer rules made in the DRA could exacerbate the nursing home Medicaid under-funding problem by increasing the incidence of uncompensated care. Most recently, there is significant federal pressure to reduce the maximum provider tax that states have been increasingly relying on to fund nursing home reimbursement.

Although all of these laws directly affect how clients are paid for certain services, we do not directly participate in any government reimbursement programs. Accordingly, all of our contractual relationships with our clients continue to determine the clients’ payment obligations to us. However, because clients’ revenues are generally highly reliant on Medicare and Medicaid reimbursement funding rates, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. (See “Liquidity and Capital Resources”).

The prospects for legislative action, both on the Federal and State level, regarding funding for nursing homes are uncertain. We are unable to predict or to estimate the ultimate impact of any further changes in reimbursement programs affecting our clients’ future results of operations and/or their impact on our cash flows and operations.

Service Agreements/Collections
We provide our services primarily pursuant to full service agreements with our clients. In such agreements, we are responsible for our management and hourly employees located at clients’ facilities. We provide services on the basis of a management agreement for a very limited number of clients. In such agreements, our services are comprised of providing on-site management personnel, while the hourly and staff personnel remain employees of the respective client.

We typically adopt and follow the client’s employee wage structure, including its policy of wage rate increases, and pass through to the client any labor cost increases associated with wage rate adjustments. Under a management agreement, we provide management and supervisory services while the client facility retains payroll responsibility for its hourly employees. Substantially all of our agreements are full service agreements. These agreements typically provide for a one year term, cancelable by either party upon 30 to 90 days’ notice after the initial 90-day period. As of December 31, 2006, we provided services to approximately 1,950 client facilities.

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

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $622,000, $1,425,000 and $3,700,000 in the years ended December 31, 2006, 2005 and 2004, respectively (See Schedule II-Valuation and Qualifying Accounts, for year-end balances). These provisions represent .1%, .3% and .8%, as a percentage of total revenues, for the years ended December 31, 2006, 2005 and 2004, respectively. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize our credit risk exposure, our clients could be adversely affected if future industry trends, as discussed in “Government Regulation of Clients” and “Risk Factors”, change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our consolidated results of operations and financial condition.

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

Employees
At December 31, 2006, we employed approximately 4,200 management, office support and supervisory personnel. Of these employees, 350 held executive, regional/district management and office support positions, and 3,850 of these employees were on-site management personnel. On such date, we employed approximately 19,400 hourly employees. Many of our hourly employees were previously support employees of our clients. We manage, for a limited number of our client facilities, the hourly employees who remain employed by those clients.

Approximately 12% of our hourly employees are unionized. The majority of these employees are subject to collective bargaining agreements that are negotiated by individual client facilities and are assented to by us, so as to bind us as an “employer” under the agreements. We may be adversely affected by relations between our client facilities and the employee unions. We are also a direct party to negotiated collective bargaining agreements covering a limited number of employees at a few facilities serviced by us. We believe our employee relations are satisfactory.

(d)  Financial Information About Geographic Areas
Our Housekeeping segment provides services in Canada, although essentially all of its revenues and net income, 99% in each category, are earned in one geographic area, the United States. The Food segment only provides services in the United States.

(e)  Available Information
Healthcare Services Group, Inc. is a reporting company under the Securities Exchange Act of 1934, as amended, and files reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission” or “SEC”). The public may read and copy any of our filings at the Commissioner’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. Additionally, because we make filings to the Commission electronically, you may access this information at the Commission’s internet site: www.sec.gov. This site contains reports, proxies and information statements and other information regarding issuers that file electronically with the Commission.

Website Access
Our website address is www.hcsgcorp.com. Our filings with the Commission, as well as other pertinent financial and Company information are available at no cost on our website as soon as reasonably practicable after the filing of such reports with the Commission.

Item 1A.  Risk Factors.
We make forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in this report and documents incorporated by reference into this report, other public filings with the Securities and Exchange Commission, and in our press releases. Such forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Generally they may include statements on; projections of revenues, net income, earnings per share, cash flows and other financial data. Additionally, we may make forward-looking statements relating to business objectives of management and evaluations of the market we serve. Such forward-looking statements are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

We have described below what we believe are our most significant risk factors, which may be beyond our control and could cause results to differ significantly from our projections.

We have one client, a nursing home chain, which due to its significant contribution to our total revenues, we consider a major client.
Golden Horizons, our major client accounted for 18% of our 2006 total consolidated revenues, consisting of 16% and 26% of our Housekeeping and Food revenues, respectively. At December 31, 2006, amounts due from such client represented less than 1% of our accounts receivable balance. This client completed its previously announced merger on March 14, 2006. Our relationship with the successor entity remains under the same terms and conditions as existed prior to the merger. Although we expect to continue the relationship with this client, there can be no assurance thereof. The loss of such client, or a significant reduction in the revenues we receive from such client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Although we expect that the acquisition of Summit will result in benefits to our company, those benefits may not occur, or may be delayed, because of integration and other challenges associated with the acquisition.
On September 18, 2006, effective as of August 31, 2006, we acquired Summit. Achieving the benefits we expect from the acquisition of Summit depends in part on our ability to integrate Summit’s and our operations and personnel in a timely and efficient manner. Although much of this integration has already occurred, there remain aspects of the integration, known and unknown, which will take time to fully accomplish. Such integration challenges include, but are not limited to:

•	potential loss of key employees and management.

•	integration of acquired personnel into our culture and philosophies.

•	diversion of management focus and attention.

•	assumption of liabilities and potentially unknown liabilities including past failures to comply with healthcare or other authorities’ regulations.

•	potential loss of clients acquired through the acquisition due to changes in management of Summit or if our operations do not meet the financial or service expectations of such clients.

Our clients are concentrated in the health care industry.
We provide our services primarily to providers of long-term care. Congress has enacted a number of major laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally highly reliant on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients have resulted in, and could continue to result in, significant additional bad debts in the future.

We have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance.
Under our insurance plans for general liability and workers’ compensation, predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost. We regularly evaluate our claims pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluation is based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/or industry trends result in an unfavorable change, it would have an adverse effect on our results of operations and financial condition.

We provide services in 47 states and are subject to numerous local taxing jurisdictions within those states.
The taxability of our services is subject to various interpretations within the taxing jurisdictions of our markets. Consequently, in the ordinary course of business, a jurisdiction may contest our reporting positions with respect to the application of its tax code to our services. A jurisdiction’s conflicting position on the taxability of our services could result in additional tax liabilities which we may not be able to pass on to our clients or could negatively impact our competitive position in the respective location. Additionally, if we or one of our employees fail to comply with applicable tax laws and regulations we could suffer civil or criminal penalties in addition to the delinquent tax assessment.

We primarily provide our services pursuant to agreements which have a one year term, cancelable by either party upon 30 to 90 days’ notice after the initial 90-day service agreement period.
We do not enter into long-term contractual agreements with our clients for the rendering of our services. Consequently, our clients can unilaterally decrease the amount of services we provide or terminate all services pursuant to the terms of our service agreements. Any loss of a significant number of clients during the first year of providing services, for which we have incurred significant start-up costs or invested in an equipment installation, could in the aggregate materially adversely affect our consolidated results of operations and financial position.

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

We may in general be adversely affected by inflationary or market fluctuations in the cost of products consumed in providing our services or our cost of labor
The prices we pay for the principal items we consume in performing our services are dependent primarily on current market prices. Additionally, our cost of labor may be influenced by unanticipated factors in certain market areas or increases in collective bargaining agreements of our clients, to which we assent. Although we endeavor to pass on such increased costs to our clients, any inability or delay in passing on such increases in costs could negatively impact our profitability.

Market expectations are high and rely greatly on execution of our growth strategy and related increases in financial performance.
Management believes the historical price increases of our Common Stock reflect high market expectations for our future operating results. In particular, our ability to attract new clients, through organic growth or acquisitions, has enabled us to execute our growth strategy and increase market share. If, in the event we are not able to continue historical client and revenue growth rates, our operating performance may be adversely affected. Any failure to meet the market’s high expectations for our revenue and operating results may trigger our Common Stock price to decline.

Item 1B.  Unresolved Staff Comments.
Not applicable.

Item 2.  Properties.
We lease our corporate offices, located at 3220 Tillman Drive, Suite 300, Bensalem, Pennsylvania 19020. We also lease office space at other locations in Pennsylvania, Connecticut, Massachusetts, Florida, Illinois, California, Colorado, Georgia, and New Jersey. These locations serve as divisional or regional offices providing management and administrative services to both of our operating segments in their respective geographical areas.

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

Item 3.  Legal Proceedings.
As of December 31, 2006, there were no material pending legal proceedings to which we were a party, or as to which any of our property was subject, other than routine litigation or claims and/or proceedings believed to be adequately covered by insurance.

Item 4.  Submission of Matters to a Vote of Security Holders.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)  Market Information
Our common stock, $.01 par value (the “Common Stock”), is traded under the symbol “HCSG” on the NASDAQ Global Select Market. On February 14, 2007, there were 27,600,000 shares of Common Stock outstanding and held by non-affiliates.

The high and low sales price quotations for our Common Stock during the years ended December 31, 2006 and 2005 ranged as follows (adjusted, where applicable, to reflect the 3 for 2 stock split in the form of a 50% common stock dividend on May 2, 2005):

	2006 High	2006 Low

1st Qtr.	$21.60	$18.21
2nd Qtr.	$22.52	$19.02
3rd Qtr.	$25.53	$19.29
4th Qtr.	$29.14	$24.77

	2005 High	2005 Low

1st Qtr.	$16.53	$12.54
2nd Qtr.	$20.65	$14.17
3rd Qtr.	$21.60	$15.77
4th Qtr.	$21.45	$17.01

(b)  Holders
We have been advised by our transfer agent, American Stock Transfer and Trust Company, that we had 680 holders of record of our Common Stock as of February 20, 2007. Based on reports of security position listings compiled for the 2006 annual meeting of shareholders, we believe we may have approximately 3,500 beneficial owners of our Common Stock.

(c)  Dividends
We have paid regular quarterly cash dividends since the second quarter of 2003. During 2006, we paid regular quarterly cash dividends totaling $12,627,000.

A summary of such 2006 cash dividend payments follows:

	Cash Dividend	Payment Date	Record Date

1st Quarter	$.10	February 13	February 3
2nd Quarter	$.11	May 10	April 28
3rd Quarter	$.12	August 11	July 28
4th Quarter	$.13	November 10	October 27

Additionally, on January 23, 2007, our Board of Directors declared a regular quarterly cash dividend of $.14 per common share, which was paid on February 14, 2007 to shareholders of record as of February 5, 2007.

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

(d)  Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth for the Company’s equity compensation plans, on an aggregated basis, the number of shares of its Common Stock subject to outstanding options, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of December 31, 2006.

Number of Securities
	Number of Securities to be	Weighted-Average	Remaining Available for Future
	Issued Upon Exercise of	Exercise Price of	Issuance Under Equity
	Outstanding Options,	Outstanding Options,	Compensation Plans (Excluding
	Warrants and Rights	Warrants and Rights	Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,433,000[1]	$8.70	3,419,000[2]
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,433,000	$8.70	3,419,000

[1]	Represents shares of Common Stock issuable upon exercise of outstanding options granted under either the 2002 Plan, the 1996 Plan, or the 1995 Incentive and Non-qualified Stock Option Plan (the “Stock Option Plans”).

[2]	Includes options to purchase 1,809,000 shares available for future grant under the Company’s Stock Option Plans. Also includes 1,335,000 and 275,000 shares available for issuance under the Company’s 1999 Employee Stock Purchase Plan and 1999 Deferred Compensation Plan, respectively (collectively, the “1999 Plans”). Treasury shares may be issued under the 1999 Plans.

(e) Performance Graph

Comparison of 5 Year Cumulative Total Return*
Among Healthcare Services Group, Inc., The S & P 500 Index
And The S & P Health Care Distributors Index

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Recent sales of Unregistered Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6.  Selected Financial Data.

The following selected condensed consolidated financial data has been derived from, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto, included elsewhere in this report on Form 10-K and incorporated herein by reference.

	(in thousands except for per share data)
Years Ended December 31:	2006	2005	2004	2003	2002

Selected Operating Results:
Total revenue	$511,631	$466,291	$442,568	$379,718	$328,500
Net income	$25,452	$19,096	$14,699	$10,860	$8,631
Basic earnings per Common Share	$.93	$.71	$.56	$.42	$.34
Diluted earnings per Common Share	$.89	$.67	$.53	$.41	$.33
Selected Balance Sheet Data:
Total assets	$215,556	$188,430	$166,964	$158,328	$134,296
Stockholders’ equity	$165,477	$148,163	$131,460	$121,198	$107,881
Selected Other Financial Data:
Working capital	$140,627	$142,535	$125,012	$112,073	$96,117
Cash dividends per common share	$.46	$.30	$.17	$.06	$—
Weighted average number of common shares outstanding for basic EPS	27,451	26,921	26,221	25,574	25,342
Weighted average number of common shares outstanding for diluted EPS	28,765	28,320	27,660	26,682	26,301

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Cautionary Statement Regarding Forward Looking Statements

This report and documents incorporated by reference into this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, are not historical facts but rather based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “believes”. “anticipates”, “plans”, “expects”, “will”, “goal”, and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; one client accounting for approximately 18% of revenues in 2006 (such client completed its previously announced merger on March 14, 2006- see Note 1, “Major Client” in the following Notes to Consolidated Financial Statements); risks associated with our acquisition of Summit Services Group, Inc., including integration risks and costs, or such business not achieving expected financial results or synergies or failure to otherwise perform as expected; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, including state and local regulations pertaining to the taxability of our services; and the risk factors described in Part I in this report under “Risk Factors”, “Government Regulation of Clients”, “Competition” and “Service Agreements/Collections”. Many of our clients’ revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which Congress has affected through the enactment of a number of major laws during the past decade. These laws have significantly altered, or threatened to alter, overall government reimbursement funding rates and mechanisms. The overall effect of these laws and trends in the long-term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing services could not be passed on to our clients.

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

Results of Operations
The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of December 31, 2006 and the year then ended and the notes accompanying those financial statements contained herein under Item 8.

As disclosed in Note 2 of the Notes to the Consolidated Financial Statements, the September 18, 2006 Summit acquisition was effective as of August 31, 2006. The Summit results of operations for the period September 1, 2006 to December 31, 2006 are included in our consolidated results of operations and financial information presented below. Such impact, when material, is discussed where we believe it would contribute to the reader’s understanding of our financial statements.

As disclosed in Note 13 and Note 15 of the Notes to the Consolidated Financial Statements, a cumulative effect of adjusting our deferred compensation liability resulted from applying the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 108 (“SAB No. 108”). We have adopted SAB No. 108 at December 31, 2006 and for the year then ended. Historically, the appreciation on our Common Stock held in our Deferred Compensation Plan (the “Plan”) trust account was not recognized in the reporting of the deferred compensation liability. In accordance with the guidance provided by Emerging Issues Task Force Issue No. 97-14 (“EITF No. 97-14), we increased our recorded deferred compensation liability to reflect the current fair market value of our shares held in the Plan trust account. Prior to the adoption of SAB No. 108, we used the “rollover” method described therein in evaluating the materiality of financial statements’ adjustments. We determined the impact from the adjustment to be immaterial to current and prior periods’ financial results under the “rollover” method. Additionally, we have evaluated the adjustment using the dual approach method described in SAB No. 108. Pursuant to the guidance of SAB No. 108, the adjustment to the liability was accomplished by the recording in 2006 of the cumulative effect, as of January 1, 2006, a $1,432,000 ($856,000 net of income taxes) increase to correct the liability balance as of December 31, 2005. Offsetting this increase to our liability was a corresponding charge to retained earnings 2006 beginning balance. Additionally, the 2006 financial statements were effected by the adjustment through an approximately $970,000 ($605,000 net of income taxes) increase to the liability with a corresponding charge to deferred compensation expense to reflect the changes in fair market value during 2006. Of this adjustment, approximately $530,000 ($335,000 net of income taxes) was applicable to previously reported 2006 periods through September 30, 2006 and $440,000 ($270,000 after income taxes) impacted our 2006 fourth quarter results. Reported results for periods prior to January 1, 2006 have not been adjusted.

Overview
We provide housekeeping, laundry, linen, facility maintenance and food services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the

United States. We believe that we are the largest provider of housekeeping and laundry services to the long-term care industry in the United States, rendering such services to approximately 1,950 facilities in 47 states as of December 31, 2006. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

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

In addition to Summit (whose operations were fully integrated into Healthcare’s on January 1, 2007), we operate two wholly-owned subsidiaries, HCSG Supply, Inc. (“Supply”) and Huntingdon Holdings, Inc. (“Huntingdon”). Supply purchases, warehouses and distributes the supplies and equipment used in providing our Housekeeping segment services. Huntingdon invests our cash and cash equivalents.

Consolidated Operations
The following table sets forth, for the years indicated, the percentage which certain items bear to consolidated revenues:

	Relation to Consolidated Revenues
	Years Ended December 31,
	2006	2005	2004

Revenues	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	85.7	87.1	87.8
Selling, general and administration	7.3	7.0	7.1
Investment and interest income	1.0	.7	.3

Income before income taxes	8.0	6.6	5.4
Income taxes	3.0	2.5	2.0

Net income	5.0%	4.1%	3.4%

Subject to the factors noted in the Cautionary Statement Regarding Forward Looking Statements included in this report, we anticipate our financial performance in 2007 to be comparable to the 2006 percentages presented in the above table as they relate to consolidated revenues.

Housekeeping is our largest and core reportable segment, representing approximately 80% of 2006 consolidated revenues. Food revenues represented approximately 19% of 2006 consolidated revenues. Additionally, other ancillary services accounted for 1% of 2006 consolidated revenues.

Although there can be no assurance thereof, we believe that in 2007 each of Housekeeping’s and Food’s revenues, as a percentage of consolidated revenues, will remain approximately the same as their respective 2006 percentages noted above. Furthermore, we expect the sources of growth in 2007 for the respective operating segments will be primarily the same as historically experienced. Accordingly, although there can be no assurance thereof, the growth in Food is expected to come from our current Housekeeping client base, while growth in Housekeeping will primarily come from obtaining new clients.

2006 Compared with 2005
The following table sets forth 2006 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage increases of each compared to 2005 amounts. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions, as well as transactions between reportable segments and our warehousing and distribution subsidiary.

				Reportable Segments
				Housekeeping		Food
		Percent	Corporate and
	Consolidated	increase	eliminations	Amount	%incr	Amount	%incr

Revenues	$511,631,000	9.7%	$(2,019,000)	$412,271,000	9.9%	$101,379,000	9.2%
Cost of services provided	438,617,000	8.0	(33,778,000)	374,414,000	9.1	97,981,000	8.6
Selling, general and administrative	37,196,000	14.2	37,196,000	—		—
Income before income taxes	40,723,000	32.2	(532,000)	37,857,000	18.6	3,398,000	29.0

Revenues

Consolidated
Consolidated revenues increased 9.7% to $511,631,000 in 2006 compared to $466,291,000 in 2005 as a result of the factors discussed below under Reportable Segments.

We have one client, a nursing home chain (“Major Client”), which in 2006 and 2005 accounted for 18% and 19%, respectively, of consolidated revenues. At both December 31, 2006 and 2005 amounts due from such client represented less than 1% of our accounts receivable balance. This client completed its previously announced merger on March 14, 2006. Our relationship with this successor entity remains under the same terms and conditions as established prior to the merger. Although we expect to continue the relationship with this client, there can be no assurance thereof, and the loss of such client, or a significant reduction in the revenues we receive from this client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Reportable Segments
Housekeeping’s 9.9% net growth in reportable segment revenues resulted primarily from an increase of 6.0% attributable to service agreements entered into with new clients and a 3.9% increase in revenues related to the Summit acquisition.

Food’s 9.2% net growth in reportable segment revenues is primarily a result of providing this service to an increasing number of existing Housekeeping clients. The Summit acquisition accounted for 1.3% of the increase.

We derived 16% and 26%, respectively, of Housekeeping and Food’s 2006 revenues from our Major Client.

Costs of services provided

Consolidated
Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues for 2006 decreased to 85.7% from 87.1% in 2005. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance.

Cost of Services Provided-Key Indicators	2006%	2005%	(Decr)%

Bad debt provision	.1	.3	(.2)
Workers’ compensation and general liability insurance	3.5	3.9	(.4)

The decrease in bad debt provision resulted primarily from improved collection experience. The workers’ compensation and general liability insurance expense decrease is primarily a result of reduced payments to claimants due to improved claims’ experience.

Reportable Segments
Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for 2006 decreased to 90.8% from 91.5% in 2005. Cost of services provided for Food, as a percentage of Food revenues, for 2006 decreased to 96.6% from 97.2% in 2005.

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues, that we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators	2006%	2005%	Incr (Decr)%

Housekeeping labor and other labor costs	81.6	82.4	(.8)
Housekeeping segment supplies	5.6	5.5	.1
Food labor and other labor costs	54.3	54.9	(.6)
Food segment supplies	37.4	38.6	(1.2)

The decrease in Housekeeping labor and other labor costs, as a percentage of Housekeeping revenues, resulted primarily from efficiencies achieved. The minor increase in Housekeeping supplies resulted primarily from vendor price increases.

The decrease in Food labor and other labor costs, as a percentage of Food revenues, resulted primarily from efficiencies achieved. The decrease in Food segment supplies, as a percentage of Food segment revenues, is a result of price decreases in vendor purchasing agreements.

Consolidated Selling, General and Administrative Expense
Consistent with our 9.7% growth in consolidated revenues, selling, general and administrative expenses increased by $4,620,000. However, as a percentage of total consolidated revenues, these expenses only increased to 7.3% in 2006 as compared to 7.0% in 2005. The .3% percentage increase is primarily attributable to additional deferred compensation expense resulting from the fair value increase on assets held in our deferred compensation plan participants’ trust account, other share-based compensation plan expense and the amortization expense recorded on the intangible assets derived from the Summit acquisition.

Consolidated Investment and Interest Income
Investment and interest income, as a percentage of consolidated revenues, increased to 1.0% in 2006 compared to .7% in 2005. The increase is primarily attributable to improved rates of return on our cash and cash equivalents’ investments and the increase in market value of the investments held in our Deferred Compensation Fund.

Income before Income Taxes

Consolidated
As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for 2006 increased to 8.0%, as a percentage of consolidated revenues, compared to 6.6% in 2005.

Reportable Segments
Housekeeping’s 18.6% increase in income before income taxes is attributable to the improvement in the gross profit earned at the client facility level and the gross profit earned on the increase in organic reportable segment revenues. Approximately 7.3% of the increase is related to Summit’s results.

Food’s income before income taxes increased 29.0% on a reportable segment basis which is primarily attributable to an improvement in the gross profit earned at the client facility level and the gross profit earned on the increase in organic reportable segment revenues. Approximately 9.4% of the increase is related to Summit’s results.

Consolidated Income Taxes
Our effective tax rate decreased slightly to 37.5% at December 31, 2006 from 38% in 2005. Absent any significant change in federal, or state and local tax laws, we expect our effective tax rate for 2007 to be approximately the same as realized in 2006. Our 37.5% effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes.

Consolidated Net Income
As a result of the matters discussed above consolidated net income for 2006 increased to 5.0%, as a percentage of consolidated revenues, compared to 4.1% in 2005.

2005 Compared with 2004
The following table sets forth 2005 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage increases of each compared to 2004 amounts.

				Reportable Segments
				Housekeeping		Food
		Percent	Corporate and
	Consolidated	increase	eliminations	Amount	%incr	Amount	%incr

Revenues	$466,291,000	5.4%	$(1,706,000)	$375,133,000	4.9%	$92,864,000	6.4%
Cost of services provided	406,114,000	4.5	(27,340,000)	343,224,000	4.5	90,230,000	5.7
Selling, general and administrative	32,576,000	3.3	32,576,000	—		—
Income before income taxes	30,799,000	29.9	(3,744,000)	31,909,000	8.8	2,634,000	36.2

Revenues

Consolidated
Consolidated revenues increased 5.4% to $466,291,000 in 2005 compared to $442,568,000 in 2004 as a result of the factors discussed below under Reportable Segments.

Our Major Client accounted for 19% and 20% of consolidated revenues in 2005 and 2004, respectively. At both December 31, 2005 and 2004 amounts due from such client represented less than 1% of our accounts receivable balance.

Reportable Segments
Housekeeping’s 4.9% net growth in reportable segment revenues is primarily a result of an increase in service agreements entered into with new clients.

Food’s 6.4% net growth in reportable segment revenues is a result of providing this service to an increasing number of existing Housekeeping clients.

We derived 18% and 27%, respectively, of Housekeeping and Food’s 2005 revenues from our Major Client.

Costs of services provided

Consolidated
Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues for 2005 decreased to 87.1% from 87.8% in 2004. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance.

Cost of Services Provided-Key Indicators	2005%	2004%	(Decr)%

Bad debt provision	.3	.8	(.5)
Workers’ compensation and general liability insurance	3.9	4.0	(.1)

The decrease in bad debt provision resulted primarily from improved collection experience. The workers’ compensation and liability insurance expense decrease is primarily a result of a current reduction in the average claim cost.

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

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues, that we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators	2005%	2004%	Incr (Decr)%

Housekeeping labor and other labor costs	82.4	82.7	(.3)
Housekeeping segment supplies	5.5	5.2	.3
Food labor and other labor costs	54.9	54.9	—
Food segment supplies	38.6	38.7	(.1)

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

Income before Income Taxes

Consolidated
As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for 2005 increased to 6.6%, as a percentage of consolidated revenues, compared to 5.4% in 2004.

Reportable Segments

Housekeeping’s 8.8% increase in income before income taxes is attributable to the improvement in the gross profit earned at the client facility level and the gross profit earned on the 4.9% increase in reportable segment revenues.

Food’s income before income taxes increased 36.2% on a reportable segment basis which is primarily attributable to an improvement in the gross profit earned at the client facility level and the gross profit earned on the 6.4% increase in reportable segment revenues.

Consolidated Investment and Interest Income
Investment and interest income, as a percentage of consolidated revenues, was .7% in 2005 compared to .3% in 2004. The increase is attributable to improved rates of return on the higher cash and cash equivalents’ average balance and the increase in market value of the investments held in our Deferred Compensation Fund.

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

We consider the three policies discussed below to be critical to an understanding of our financial statements because their application places the most significant demands on our judgment. Therefore, it should be noted that financial reporting results rely on estimating the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies and estimates are described in the following paragraphs. For these estimates, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. Any such adjustments or revisions to estimates could result in material differences to previously reported amounts.

The three policies discussed are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting standards generally accepted in the United States, with no need for our judgment in their application. There are also areas in which our judgment in selecting another available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which are included in this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States.

Allowance for Doubtful Accounts
The Allowance for Doubtful Accounts (the “Allowance”) is established as losses are estimated to have occurred through a provision for bad debts charged to earnings. The Allowance is evaluated based on our periodic review of accounts and notes receivable and is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

In accordance with the risk of extending credit, we regularly evaluate our accounts and notes receivable for impairment or loss of value and when appropriate, will provide in our Allowance for such receivables. We generally follow a policy of reserving for receivables due from clients in bankruptcy, clients with which we are in litigation for collection and other slow paying clients. The reserve is based upon our estimates of ultimate collectibility. Correspondingly, once our recovery of a receivable is determined through either litigation, bankruptcy proceedings or negotiation to be less than the recorded amount on our balance sheet, we will charge-off the applicable amount to the Allowance.

Our methodology for the Allowance is based upon a risk-based evaluation of accounts and notes receivable associated with a client’s ability to make payments. Such Allowance generally consists of an initial amount established based upon criteria generally applied if and when a client account files bankruptcy, is placed for collection/litigation and/or is considered to be pending collection/litigation.

The initial Allowance is adjusted either higher or lower when additional information is available to permit a more accurate estimate of the collectibility of an account.

Summarized below for the years 2004 through 2006 are the aggregate account balances for the three Allowance criteria noted above, net write-offs of client accounts, bad debt provision and allowance for doubtful accounts.

	Aggregate Account
	Balances of Clients
	in Bankruptcy or
	in/or Pending	Net Write-Offs	Bad Debt	Allowance for
Year Ending	Collection/Litigation	of Client Accounts	Provision	Doubtful Accounts

2004	$4,255,000	$5,245,000	$3,700,000	$1,869,000
2005	2,960,000	1,019,000	1,425,000	2,275,000
2006	6,098,000	181,000	622,000	2,716,000

At December 31, 2006, we identified accounts totaling $6,098,000 that require an Allowance based on potential impairment or loss of value. An Allowance totaling $2,716,000 was provided for these accounts at such date. Actual collections of these accounts could differ from that which we currently estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance would decrease net income by $106,000.

Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends, as more fully discussed under Liquidity and Capital Resources below, and as further described in this Annual Report on Form 10-K in Part I under “Risk Factors”, “Government Regulation of Clients” and “Service Agreements/Collections”, change in such a manner as to negatively impact the cash flows of our clients. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

Accrued Insurance Claims

We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance, which comprise approximately 31% of our liabilities at December 31, 2006. Our accounting for this plan is affected by various uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We address these uncertainties by regularly evaluating our claims’ pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluations are based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/ or industry trends result in an unfavorable change, it would have a material adverse effect on our consolidated results of operations and financial condition. Under these plans, predetermined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.

For workers’ compensation, we record a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of our historical data and open claims. The present value of the payout is determined by applying an 8% discount factor against the estimated value of the claims over the estimated remaining pay-out period. Reducing the discount factor by 1% would reduce net income by approximately $68,000. Additionally, reducing the estimated payout period by six months would result in an approximate $59,000 reduction in net income.

For general liability, we record a reserve for the estimated ultimate amounts to be paid for known claims. The estimated ultimate reserve amount recorded is derived from the estimated claim reserves provided by our insurance carrier reduced by an historical experience factor.

Asset Valuations and Review for Potential Impairment
We review our fixed assets, goodwill and other intangible assets every quarter. This review requires that we make assumptions regarding the value of these assets and the changes in circumstances that would affect the carrying value of these assets. If such analysis indicates that a possible impairment may exist, we are then required to estimate the fair value of the asset and, as deemed appropriate, expense all or a portion of the asset. The determination of fair value includes numerous uncertainties, such as the impact of competition on future value. We believe that we have made reasonable estimates and judgments in determining whether our long-term assets have been impaired; however, if there is a material change in the assumptions used in our determination of fair value or if there is a material change in economic conditions or circumstances influencing fair value, we could be required to recognize certain impairment charges in the future. As a result of our most recent reviews, no changes in asset values were required.

Liquidity and Capital Resources
At December 31, 2006, we had cash and cash equivalents of $72,997,000 and working capital of $140,627,000 compared to December 31, 2005 cash and cash equivalents of $91,005,000 and working capital of $142,535,000. We view our cash and cash equivalents as our principal measure of liquidity. Our current ratio at December 31, 2006 decreased to 6.1 to 1 compared to 7.2 to 1 at December 31, 2005. This decrease resulted primarily from lower cash balances due to disbursements related to the Summit acquisition and increased quarterly cash dividend payments, and the timing of payments for accrued payroll, accrued and withheld payroll taxes. On an historical basis, our operations have generally produced consistent cash flow and have required limited capital resources. We believe our current and near term cash flow positions will enable us to fund our continued anticipated growth.

Operating Activities
The net cash provided by our operating activities was $16,120,000 for the year ended December 31, 2006. The principal sources of net cash flows from operating activities for 2006 were net income, including non-cash charges to operations for bad debt provisions, and depreciation and amortization. Additionally, operating activities’ cash flows increased by $1,890,000 as a result of the timing of payments for accrued payroll, accrued and withheld payroll taxes. The operating activity that used the largest amount of cash during the year ended December 31, 2006 was a net increase of $12,729,000 in accounts and notes receivable and long-term notes receivable resulting primarily from the 9.7% growth in the Company’s 2006 revenues.

Investing Activities
Our principal use of cash in investing activities for the year ended December 31, 2006 was $9,736,000 for the Summit acquisition. Additionally, we purchased $1,854,000 of housekeeping equipment, computer software and equipment, and laundry equipment installations. See “Capital Expenditures” below.

Financing Activities
In connection with the Summit acquisition, we made cash payments of $6,163,000 to pay off certain indebtedness of Summit. We have paid regular quarterly cash dividends since the second quarter of 2003. During 2006, we paid to shareholders regular quarterly cash dividends totaling $12,627,000 as follows.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Cash dividend per common share	$ .10	$ .11	$ .12	$ .13
Total cash dividends paid	$2,730,000	$3,015,000	$3,293,000	$3,589,000
Record date	February 3	April 28	July 28	October 27
Payment date	February 13	May 10	August 11	November 10

Additionally, on January 23, 2007, our Board of Directors declared a regular quarterly cash dividend of $.14 per common share to be paid on February 14, 2007 to shareholders of record as of February 5, 2007.

Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

During the year ended December 31, 2006, we expended $8,227,000 for the repurchase of 335,000 shares of our common stock. We remain authorized to purchase 946,000 shares pursuant to previous Board of Directors’ actions.

During the year ended December 31, 2006, we received proceeds of $3,298,000 from the exercise of stock options. Additionally, as a result of deductions derived from the stock option exercises, we recognized an income tax benefit of $1,247,000.

Line of Credit
We have a $30,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At December 31, 2006, there were no borrowings under the line of credit. However, at such date, we had outstanding $24,725,000 (increased to $27,725,000 on January 1, 2007) irrevocable standby letters of credit which relate to payment obligations under our insurance programs. As a result of the letters of credit issued, the amount available under the line of credit was reduced by $24,725,000 at December 31, 2006.

The line of credit requires us to satisfy two financial covenants. Such covenants, and their respective status at December 31, 2006, were as follows:

Covenant Description and Requirement	Status at December 31, 2006

Commitment coverage ratio: cash and cash equivalents must equal or exceed outstanding obligations under the line of credit by a multiple of 2.	Commitment coverage is 2.6
Tangible net worth: must exceed $125,000,000.	Tangible net worth is $144,000,000

As noted above, we complied with both financial covenants at December 31, 2006 and expect to continue to remain in compliance with all such financial covenants. This line of credit expires on June 30, 2007. We believe the line of credit will be renewed at that time.

Accounts and Notes Receivable
We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Congress has enacted a number of laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally reliant on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At December 31, 2006 and December 31, 2005, we had $13,406,000 and $8,514,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $622,000, $1,425,000 and $3,700,000 in the years ended December 31, 2006, 2005 and 2004, respectively. These provisions represent approximately .1%, .3% and .8%, as a percentage of total revenues for such respective periods. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

At December 31, 2006, amounts due from our Major Client represented less than 1% of our accounts receivable balance. If such client changes its payment terms, it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

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

We regularly evaluate our claims’ pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims’ estimate. Our evaluation is based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/ or industry trends result in an unfavorable change, it would have an adverse effect on our results of operations and financial condition.

Capital Expenditures
The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment purchases, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2007, we estimate that for the period we will have capital expenditures of $2,000,000 to $3,000,000 in connection with housekeeping equipment purchases and laundry and linen equipment installations in our clients’ facilities, as well as expenditures relating to internal data processing hardware and software requirements. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would, if necessary, seek to obtain necessary working capital from such sources as long-term debt or equity financing.

Material Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements, other than our irrevocable standby letter of credit previously discussed.

Effects of Inflation
Although there can be no assurance thereof, we believe that in most instances we will be able to recover increases in costs attributable to inflation by passing through such cost increases to our clients.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
We do not utilize financial instruments for trading purposes and hold no derivative financial instruments, other financial instruments or derivative commodity instruments that could expose us to significant market risk. Our primary market risk exposure with regard to financial instruments is to changes in interest rates, which would impact interest income earned on investments.

Item 8.  Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	28
Management’s Report on Internal Control Over Financial Reporting	29
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	30

Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2006 and 2005	31
Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004	32
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	33
Consolidated Statement of Changes in Stockholders’ Equity for the years Ended December 31, 2006, 2005 and 2004	34
Notes to Consolidated Financial Statements for the Years Ended December 31, 2006, 2005 and 2004	35
Consent of Grant Thornton LLP
Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
Certification of CEO Pursuant to 18 U.S.C. Section 1350
Certification of CFO Pursuant 10 18 U.S.C. Section 1350

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of
Healthcare Services Group, Inc.

We have audited the accompanying consolidated balance sheets of Healthcare Services Group, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Healthcare Services Group, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, the Company recorded a cumulative effect adjustment as of January 1, 2006, in connection with the adoption of SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. Also, as discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation effective January 1, 2006 in connection with the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Shared-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of Healthcare Services Group, Inc’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2007 expressed an unqualified opinion thereon.

Edison, New Jersey
February 13, 2007

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Healthcare Services Group, Inc. (“Healthcare” or the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of The Company’s financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

1. Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company;

2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and

3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of the end of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, for the periods covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting as of December 31, 2006 is effective as a whole. Our review excluded an assessment of the effectiveness of the internal controls over financial reporting of Summit Services Group, Inc. (“Summit”), a company we acquired in September, 2006. Since the acquisition took place during the later part of 2006, as well as the fact that the operations of Summit were fully integrated into Healthcare as of January 1, 2007, Healthcare is not required to include the business of Summit in its assessment of the effectiveness of internal controls over financial reporting as of December 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent auditors have attested to, and reported on, management’s evaluation of the company’s internal control over financial reporting as of December 31, 2006. This report appears on page 29.

Daniel P. McCartney Chief Executive Officer February 13, 2007	James L. DiStefano Chief Financial Officer February 13, 2007

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of
Healthcare Services Group, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Healthcare Services Group, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from their assessment, the internal control over financial reporting of Summit Services Group, Inc. (“Summit”) acquired by the Company in September 2006. Summit represents approximately 6.1% of the Company’s total assets as of December 31, 2006 and 3.1% of the Company’s total revenues for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting of Summit. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Healthcare Services Group, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows, and stockholders’ equity, for each of the three years in the period ended December 31, 2006, and our report dated February 13, 2007 expressed an unqualified opinion thereon.

Edison, New Jersey
February 13, 2007

Consolidated Balance Sheets

	December 31,
	2006	2005

Assets
Current Assets:
Cash and cash equivalents	$72,997,000	$91,005,000
Accounts and notes receivable, less allowance for doubtful accounts of $2,716,000 in 2006 and $2,275,000 in 2005	78,086,000	59,197,000
Inventories and supplies	12,640,000	11,729,000
Deferred income taxes	652,000	355,000
Prepaid expenses and other	3,862,000	3,330,000

Total current assets	168,237,000	165,616,000
Property and Equipment:
Laundry and linen equipment installations	1,781,000	2,416,000
Housekeeping equipment and office furniture	16,086,000	15,141,000
Autos and trucks	85,000	79,000

	17,952,000	17,636,000
Less accumulated depreciation	13,077,000	12,892,000

	4,875,000	4,744,000
GOODWILL Less accumulated amortization of $1,743,000 in 2006 and 2005	14,543,000	1,612,000
OTHER INTANGIBLE ASSETS Less accumulated amortization of $352,000	7,148,000	—
NOTES RECEIVABLE—long term portion, net of discount	7,861,000	4,555,000
DEFERRED COMPENSATION FUNDING	7,385,000	5,626,000
DEFERRED INCOME TAXES—long term portion	5,403,000	6,181,000
OTHER NONCURRENT ASSETS	104,000	96,000

TOTAL ASSETS	$215,556,000	$188,430,000

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$10,139,000	$8,760,000
Accrued payroll, accrued and withheld payroll taxes	10,125,000	7,792,000
Other accrued expenses	2,425,000	657,000
Income taxes payable	274,000	1,467,000
Accrued insurance claims	4,647,000	4,405,000

Total current liabilities	27,610,000	23,081,000
ACCRUED INSURANCE CLAIMS—long term portion	10,843,000	10,277,000
DEFERRED COMPENSATION LIABILITY	11,626,000	6,909,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $ .01 par value, 30,000,000 shares authorized, 28,999,000 shares issued in 2006 and 28,677,000 in 2005	290,000	287,000
Additional paid-in capital	58,809,000	48,603,000
Retained earnings	124,268,000	112,299,000
Common stock in treasury, at cost, 1,517,000 shares in 2006 and 1,616,000 shares in 2005	(17,890,000)	(13,026,000)

Total Stockholders’ Equity	165,477,000	148,163,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$215,556,000	$188,430,000

See accompanying notes

Consolidated Statements of Income

	Years Ended December 31,
	2006	2005	2004

Revenues	$511,631,000	$466,291,000	$442,568,000
Operating costs and expenses:
Cost of services provided	438,617,000	406,114,000	388,668,000
Selling, general and administrative	37,196,000	32,576,000	31,523,000
Other income:
Investment and interest	4,905,000	3,198,000	1,329,000

Income before income taxes	40,723,000	30,799,000	23,706,000
Income taxes	15,271,000	11,703,000	9,007,000

Net Income	$25,452,000	$19,096,000	$14,699,000

Basic earnings per Common Share	$.93	$.71	$.56

Diluted earnings per Common Share	$.89	$.67	$.53

Cash dividends per common share	$.46	$.30	$.17

Basic weighted average number of common shares outstanding	27,451,000	26,921,000	26,221,000

Diluted weighted average number of common shares outstanding	28,765,000	28,320,000	27,660,000

See accompanying notes

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net Income	$25,452,000	$19,096,000	$14,699,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,306,000	1,872,000	1,873,000
Bad debt provision	622,000	1,425,000	3,700,000
Deferred income taxes benefits	(1,386,000)	(399,000)	(986,000)
Stock-based compensation expense	481,000	35,000	—
Tax benefit of stock option transactions	—	3,454,000	1,900,000
Unrealized gain on deferred compensation fund investments	(976,000)	(705,000)	(336,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	(9,422,000)	(4,897,000)	(1,279,000)
Inventories and supplies	(840,000)	(714,000)	(560,000)
Notes receivable—long term portion	(3,306,000)	1,002,000	2,347,000
Deferred compensation funding	(783,000)	(859,000)	(879,000)
Accounts payable and other accrued expenses	(774,000)	453,000	1,553,000
Accrued payroll, accrued and withheld payroll taxes	1,890,000	2,324,000	(7,651,000)
Accrued insurance claims	413,000	285,000	2,481,000
Deferred compensation liability	3,285,000	1,892,000	1,521,000
Income taxes payable	(896,000)	452,000	837,000
Prepaid expenses and other assets	54,000	(221,000)	215,000)

Net cash provided by operating activities	16,120,000	24,495,000	19,435,000

Cash flows from investing activities:
Disposals of fixed assets	151,000	85,000	321,000
Additions to property and equipment	(1,854,000)	(1,897,000)	(2,387,000)
Cash paid for acquisition	(9,736,000)	—	—

Net cash used in investing activities	(11,439,000)	(1,812,000)	(2,066,000)

Cash flows from financing activities:
Treasury stock transactions in benefit plans	(261,000)	(173,000)	—
Acquisition of treasury stock	(8,227,000)	(3,857,000)	(6,026,000)
Dividends paid	(12,627,000)	(8,076,000)	(4,598,000)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	44,000	32,000	11,000
Repayment of debt assumed in acquisition	(6,163,000)	—	—
Tax benefit from equity compensation plans	1,247,000	—	—
Proceeds from the exercise of stock options	3,298,000	5,549,000	3,910,000

Net cash used in financing activities	(22,689,000)	(6,525,000)	(6,703,000)

Net increase (decrease) in cash and cash equivalents	(18,008,000)	16,158,000	10,666,000
Cash and cash equivalents at beginning of the year	91,005,000	74,847,000	64,181,000

Cash and cash equivalents at end of the year	$72,997,000	$91,005,000	$74,847,000

Supplementary Cash Flow Information:
Issuance of 64,000, 90,000, and 72,000 shares of Common Stock in 2006, 2005 and 2004, respectively, pursuant to Employee Stock Plans	$728,000	$643,000	$366,000

Issuance of 369,000 shares of Common Stock related to acquisition	$8,516,000	$—	$—

See accompanying notes

Consolidated Statements of Stockholders’ Equity

	Years Ended December 31, 2006, 2005 and 2004
			Additional	Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity

Balance, December 31, 2003	26,909,000	$269,000	$33,426,000	$91,178,000	$(3,675,000)	$121,198,000
Net income for the year				14,699,000		14,699,000
Exercise of stock options and other share-based compensation	852,000	8,000	3,948,000		(46,000)	3,910,000
Tax benefit arising from stock option transactions			1,900,000			1,900,000
Acquisition of treasury stock (579,000 shares)					(6,026,000)	(6,026,000)
Shares issued pursuant to Employee Stock Plans (72,000 shares)			94,000		272,000	366,000
Cash dividends—$.17 per common share				(4,598,000)		(4,598,000)
Shares issued pursuant to Dividend Reinvestment Plan (792 shares)			6,000		5,000	11,000

Balance, December 31, 2004	27,761,000	277,000	39,374,000	101,279,000	(9,470,000)	131,460,000
Net income for the year				19,096,000		19,096,000
Exercise of stock options and other share-based compensation, net of 14,000 shares tendered for payment	900,000	9,000	5,575,000			5,584,000
Tax benefit arising from stock option transactions			3,454,000			3,454,000
Acquisition of treasury stock (579,000 shares)					(6,026,000)	(6,026,000)
Shares purchased and shares sold in employee Deferred Compensation Plan and other benefit plans (17,000 shares)					(173,000)	(173,000)
Shares issued pursuant to Employee Stock Plans (90,000 shares)	16,000	1,000	181,000		461,000	643,000
Cash dividends—$.30 per common share				(8,076,000)		(8,076,000)
Shares issued pursuant to Dividend Reinvestment Plan (2,000 shares)			19,000		13,000	32,000

Balance, December 31, 2005	28,677,000	287,000	48,603,000	112,299,000	(13,026,000)	148,163,000
Cumulative effect adjustment (See Note 13)				(856,000)
Net income for the year				25,452,000		24,596,000
Exercise of stock options and other stock-based compensation, net of 4,000 shares tendered for payment	322,000	3,000	3,295,000			3,298,000
Tax benefit arising from stock option transactions			1,247,000			1,247,000
Shares issued pursuant to acquisition (369,000 shares)			5,429,000		3,087,000	8,516,000
Acquisition of treasury stock (335,000 shares)					(8,227,000)	(8,227,000)
Shares purchased and shares sold in employee Deferred Compensation Plan and other benefit plans (1,000 shares)					(261,000)	(261,000)
Shares issued pursuant to Employee Stock Plans (64,000 shares)			210,000		518,000	728,000
Cash dividends—$.46 per common share				(12,627,000)		(12,627,000)
Shares issued pursuant to Dividend Reinvestment Plan (2,000 shares)			25,000		19,000	44,000

Balance, December 31, 2006	28,999,000	$290,000	$58,809,000	$124,268,000	(17,890,000)	$165,477,000

See accompanying notes.

Notes to Consolidated Financial Statements

Note 1—Summary of Significant Accounting Policies

Nature of Operations
We provide housekeeping, laundry, linen, facility maintenance and food services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe that we are the largest provider of housekeeping and laundry services to the long-term care industry in the United States rendering such services to approximately 1,950 facilities in 47 states as of December 31, 2006. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

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

On September 18, 2006 (effective as of August 31, 2006) we acquired Summit Services Group, Inc (“Summit”). The Summit results of operations for the period September 1, 2006 to December 31, 2006 are included in our consolidated results of operations and financial information presented. On January 1, 2007 all of Summit’s operations were fully integrated into our operations.

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

In addition to Summit, we operate two wholly-owned subsidiaries, HCSG Supply, Inc. (“Supply”) and Huntingdon Holdings, Inc (“Huntingdon”). Supply purchases, warehouses and distributes the supplies and equipment used in providing our Housekeeping segment services. Huntingdon invests our cash and cash equivalents.

Principles of Consolidation
The consolidated financial statements include the accounts of Healthcare Services Group, Inc. and its wholly-owned subsidiaries, Summit Services Group, Inc., HCSG Supply, Inc. and Huntingdon Holdings, Inc. after elimination of intercompany transactions and balances.

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

Property and Equipment
Property and equipment are stated at cost. Additions, renewals and improvements are capitalized, while maintenance and repair costs are expensed when incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in income. Depreciation is provided by the straight-line method over the following estimated useful lives: laundry and linen equipment installations—3 to 7 years; housekeeping and office equipment—3 to 7 years; autos and trucks—3 years.

Revenue Recognition
Revenues from our service agreements with clients are recognized as services are performed.

As a distributor of laundry equipment, we occasionally sell laundry installations to certain clients. The sales in most cases represent the construction and installation of a turn-key operation and are for payment terms ranging from 24 to 60 months. Our accounting policy for these sales is to recognize the gross profit over the life of the payments associated with our financing of the transactions. During 2006, 2005 and 2004 laundry installation sales were not material.

Income Taxes
The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.

In accordance with SFAS 109, “Accounting for Income Taxes”, deferred tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The future realization of our net deferred tax assets depends on the availability of sufficient future taxable income. In making this determination, we considered all available positive and negative evidence and made certain assumptions. We considered, among other things, the overall business environment and our historical earnings. We performed this analysis as of December 31, 2006 and determined that there was sufficient positive evidence to conclude that it is more likely than not that our deferred tax assets will be realized. We will assess the need for a deferred tax asset valuation allowance on an ongoing basis considering factors such as those mentioned above, as well as other relevant criteria.

Earnings per Common Share
Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive common shares, such as those issuable upon exercise of stock options.

Share-Based Compensation
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment”, (“SFAS No. 123R” or the “Statement”). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and its related implementation guidance. On January 1, 2006, we adopted the provisions of SFAS No. 123R using the modified prospective method. Therefore, financial results for prior periods have not been adjusted. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as financing cash flows, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

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

Advertising Costs
Advertising costs are expensed when incurred. For the years ended December 31, 2006, 2005 and 2004, advertising costs were not material.

Impairment of Long-Lived Assets
We account for long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. We periodically review the carrying amounts of long-lived assets to determine whether current events or circumstances warrant adjustment to such carrying amounts. Any impairment is measured by the amount that the carrying value of such assets exceeds their fair value, primarily based on estimated discounted cash flows. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell.

Identifiable Intangible Assets and Goodwill
We account for our business acquisitions using the purchase method of accounting. We allocate the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. As part of this allocation process, we must identify and attribute values and estimated lives to the intangible assets acquired.

Identifiable intangible assets with finite lives are amortized on a straight-line basis over their respective lives.

We review the carrying values of identifiable assets with indefinite lives and goodwill at least annually to assess impairment because these assets are not amortized. Additionally, we review the carrying value of any intangible asset or goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We assess impairment by comparing the fair value of an identifiable intangible asset or goodwill with its carrying value. Impairments are expensed when incurred.

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

Use of Estimates in Financial Statements
In preparing financial statements in conformity with generally accepted accounting principles, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used for, but not limited to, our allowance for doubtful accounts, accrued insurance claims, asset valuations and review for potential impairment, and deferred tax benefits. The estimates are based upon various factors including current and historical trends, as well as other pertinent industry and regulatory authority information. We regularly evaluate this information to determine if it is necessary to update the basis for our estimates and to compensate for known changes.

Concentrations of Credit Risk
SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk”, requires the disclosure of significant concentrations of credit risk, regardless of the degree of such risk. Financial instruments, as defined by SFAS No. 105, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents and accounts and notes receivable. At December 31, 2006 and 2005, substantially all of our cash and cash equivalents were invested with one large financial institution located in the United States.

Our clients are concentrated in the health care industry, primarily providers of long-term care. Many of our clients’ revenues are highly contingent on Medicare and Medicaid reimbursement funding rates. Congress has enacted a number of major laws during the past decade that have significantly altered, or threatened to alter, overall government reimbursement for nursing home services. These changes and lack of substantive reimbursement funding rate reform legislation, as well as other trends in the long-term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in, and could continue to result in, significant additional bad debts in the near future.

Major Client
Our Major Client’s percentage contribution to revenues and accounts receivable balances is summarized below:

		Reportable Segments Revenues		Amounts due at December 31,
	Total Revenues	Housekeeping	Food	% of accounts receivable balance

2006	18%	16%	26%	less than 1%
2005	19%	18%	27%	less than 1%
2004	20%	19%	27%	less than 1%

Our Major Client completed its previously announced merger on March 14, 2006. Our relationship with the successor entity remains under the same terms and conditions as established prior to the merger. Although we expect to continue the relationship with this client, there can be no assurance thereof. The loss of such client, or a significant reduction in the revenues we receive from this client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Fair Value of Financial Instruments
The carrying value of financial instruments (principally consisting of cash and cash equivalents, accounts and notes receivable and accounts payable) approximate fair value based on their short-term nature. We estimate the fair value of our other financial instruments, such as deferred compensation funding, through the use of public market prices, quotes from financial institutions and other available information.

We have certain notes receivable that do not bear interest. Therefore, such notes receivable of $3,201,000 and $3,365,000 at December 31, 2006 and 2005, respectively, have been discounted to their present value and are reported at such values of $2,698,000 and $2,288,000 at December 31, 2006 and 2005, respectively.

Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Management is currently evaluating the potential impact of the adoption of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB No. 109)” which is effective for fiscal years beginning after December 15, 2006. While the evaluation process is not yet fully complete, management does not expect that the adoption of FASB Interpretation No. 48 would be material to the financial statements.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We adopted SAB No. 108 as of December 31, 2006. The impact of adoption at December 31, 2006 is discussed in Note 13 of Notes to the Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007. We are required to adopt SFAS no. 157 on January 1, 2008. We are currently evaluating the potential impact of this statement.

In March 2006, the FASB Emerging Issues Task Force issued Issue 06-3 (“EITF 06-3”), “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” A tentative consensus was reached that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. The Company is currently evaluating the impact of adopting EITF 06-3 on its consolidated financial statement disclosure.

Note 2—Acquisition
On September 18, 2006, effective as of August 31, 2006, our wholly-owned subsidiary HCSG Merger, Inc acquired 100% of the common stock of Summit Services Group, Inc (“Summit”) in a transaction accounted for under the purchase method of accounting. Summit is a provider of professional housekeeping, laundry and food services to long-term care and related facilities. We believe the acquisition of Summit expands and compliments our position of being the largest provider of such services to the long-term care industry in the United States. In conjunction with the acquisition, the aggregate consideration to the Summit shareholders was comprised of a cash payment of approximately $9,460,000 and the issuing of approximately 369,000 shares of our common stock to such selling shareholders of Summit (valued at approximately $8,516,000). Additionally as of December 31, 2006, we incurred transactions costs of approximately $276,000, consisting primarily of accounting and legal fees. In addition to the consideration paid, certain former shareholder/employees of Summit entered into employment agreements with us pursuant to which each former shareholder/employee is to receive a stated annual salary.

We have allocated the purchase price, as detailed below, to the Summit assets acquired and liabilities assumed at estimated fair market values, considering a number of factors, including the use of an independent appraisal.

Accounts and notes receivable, net	$10,441,000
Other assets	312,000
Fixed assets	382,000
Identifiable Intangible Assets	7,500,000
Goodwill	12,932,000

Total assets acquired	31,567,000
Accounts payable, accrued expenses and other liabilities	(13,315,000)

Net assets acquired	$18,252,000

The determination of the components of the $7,500,000 of acquired Identifiable Intangible Assets listed in the above table as of the acquisition date utilized an independent third party appraisal and are as follows; $6,700,000 was assigned to Customer Relationships which have a weighted-average amortization period of seven years and $800,000 was assigned to Non-compete Agreements with a weighted-average amortization period of eight years. In 2006 we recorded amortization expense related to the Identified Intangible Assets of $352,000. The Goodwill has an indefinite life and, accordingly, is not being amortized, but will be subject to periodic impairment testing at future periods in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The acquired goodwill is allocated to housekeeping and food in the amounts of $11,581,000 and $1,351,000, respectively. The estimated amortization expense for each of the five succeeding years is as follows:

	Customer	Non-Compete
Year	Relationships	Agreements	Total

2007	$957,000	$100,000	$1,057,000
2008	$957,000	$100,000	$1,057,000
2009	$957,000	$100,000	$1,057,000
2010	$957,000	$100,000	$1,057,000
2011	$957,000	$100,000	$1,057,000

As noted, the Summit acquisition is being accounted for under the purchase method of accounting. Accordingly, our consolidated financial statements for the year ended December 31, 2006 include Summit’s results of operations subsequent to August 31, 2006 effective date. During this period, the operations of Summit contributed the following to our two reportable operating segments revenues and income before income taxes:

		Income Before	2006
Segment	Revenues	Income Taxes	Amortization

Housekeeping	$14,719,000	$2,324,000	$316,000
Food	$1,189,000	$248,000	$36,000

Supplemental pro forma information reflecting the acquisition of Summit as if it occurred on January 1, 2005 has not been provided due to the fact that this is not a material transaction.

Note 3—Allowance for Doubtful Accounts
Congress has enacted a number of major laws during the past decade that have significantly altered, or threaten to alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally highly reliant on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients have resulted in, and could continue to result in, significant additional bad debts in the near future.

The allowance for doubtful accounts is established as losses are estimated to have occurred through a provision for bad debts charged to earnings. The allowance for doubtful accounts is evaluated based on our periodic review of accounts and notes receivable and is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients have included those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $622,000, $1,425,000 and $3,700,000 in the years ended December 31, 2006, 2005 and 2004, respectively. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risks associated with trends in the long-term care industry. Notwithstanding our efforts to minimize our credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. In the event that our clients experience such significant impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

Impaired Notes Receivable
We evaluate our notes receivable for impairment quarterly and on an individual client basis. Notes receivable considered impaired are generally attributable to clients that are either in bankruptcy, are subject to collection activity or those slow payers that are experiencing financial difficulties. In the event that a note receivable is impaired, it is accounted for in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan (an amendment of FASB Statements no. 5 and No. 15)”, and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan- Income Recognition and Disclosures (an amendment of FASB Statement No. 114)”,; that is, it is valued at the present value of expected cash flows or market value of related collateral.

At December 31, 2006, 2005 and 2004, we had notes receivable aggregating $200,000, $2,500,000 and $2,500,000, respectively, that are impaired. During 2006, 2005 and 2004, the average outstanding balance of impaired notes receivable was $1,300,000, $2,500,000 and $3,200,000, respectively. No interest income was recognized in any of these years.

Summary schedules of impaired notes receivable, and the related reserve, for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Impaired Notes Receivable
	Balance			Balance
	Beginning			End of
	of Year	Additions	Deductions	Year

2006	$2,500,000	$—	$2,300,000	$200,000

2005	$2,500,000	$60,000	$60,000	$2,500,000

2004	$3,900,000	$1,600,000	$3,000,000	$2,500,000

	Reserve for Impaired Notes Receivable
	Balance			Balance
	Beginning			End of
	of Year	Additions	Deductions	Year

2006	$1,300,000	$—	$1,100,000	$200,000

2005	$500,000	$900,000	$100,000	$1,300,000

2004	$1,900,000	$1,300,000	$2,700,000	$500,000

We follow an income recognition policy on notes receivable that does not recognize interest income until cash payments are received. This policy was established, recognizing the environment of the long-term care industry, and not because such notes receivable are impaired. The difference between income recognition on a full accrual basis and cash basis, for notes receivable that are not considered impaired, is not material. For impaired notes receivable, interest income is recognized on a cost recovery basis only.

Note 4—Lease Commitments
We lease office facilities, equipment and autos under operating leases expiring on various dates through 2011. Certain office leases contain renewal options. The following is a schedule, by calendar year, of future minimum lease payments under operating leases that have remaining terms in excess of one year as of December 31, 2006.

Operating
Year	Leases

2007	$1,121,000
2008	796,000
2009	489,000
2010	361,000
2011	1,000
Thereafter	—

Total minimum lease payments	$2,768,000

Certain property leases provide for scheduled rent escalations. We believe the scheduled rent escalations reflect fair market values for such property leases and do not consider the increases to be material to our operating lease expenses individually or in the aggregate. Total expense for all operating leases was approximately $1,086,000, $913,000 and $973,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 5—	Share-Based Compensation
As of December 31, 2006, we have five share-based compensation plans which are described below: the 2002 Stock Option Plan, 1995 Incentive and Non-Qualified Stock Option Plan for key employees, the 1996 Non-Employee Director’s Stock Option Plan (collectively the “Stock Option Plans”), the Employee Stock Purchase Plan (the “ESPP”) and the Supplemental Executive Retirement Plan (the “SERP”).

Prior to the adoption of SFAS No. 123R, we followed the intrinsic value method in accordance with APB No. 25 to account for our employee stock options and share purchase rights. Accordingly, no compensation expense was recognized for share purchase rights granted in connection with the issuance of stock options under any of our Stock Option Plans, or through our 2000 Employee Stock Purchase Plan (the “ESPP”) for periods ended prior to January 1, 2006. The following table illustrates the effect on our net income and earnings per common share had compensation expense for employee stock options granted under our Stock Option Plans and share purchase rights under our ESPP been determined based on fair value at the grant date consistent with SFAS No. 123 for the years ended December 31, 2005 and 2004.

	2005	2004

Net income as reported	$19,096,000	$14,699,000
Deduct:
Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects:
Stock Option Plans	(3,735,000)	(1,619,000)
ESPP	(604,000)	(552,000)

Pro forma net income	$14,757,000	$12,528,000

Basic Earnings Per Common Share
As reported	$.71	$.56
Pro forma	$.55	$.48
Diluted Earnings Per Common Share
As reported	$.67	$.53
Pro forma	$.52	$.45

In the year ended December 31, 2006 we recorded share-based compensation of $481,000 resulting from our ESPP. We did not grant any stock options in 2006.

Stock Option Plans
The Nominating, Compensation and Stock Option Committee of the Board of Directors is responsible for determining the individuals who will be granted options, the number of options each individual will receive, the option price per share, and the exercise period of each option.

We have granted incentive and non-qualified stock options primarily to employees and directors under either of our Stock Option Plans. On April 19, 2005, our Board of Directors adopted an Amendment to the 2002 Stock Option Plan to increase the total number of shares of our Common Stock available for issuance under such Plan from 2,363,000 to 3,863,000. Such Amendment was approved by shareholders on May 24, 2005. On April 22, 2003, our Board of Directors adopted an Amendment to the 2002 Stock Option Plan. Such Amendment was approved by shareholders on May 27, 2003. The Amendment increased the total number of shares of our Common Stock available for issuance under such Plan from 1,125,000 shares to 2,363,000. On March 28, 2002, our Board of Directors adopted the 2002 Stock Option Plan. It was approved by shareholders on May 21, 2002.

Incentive Stock Options
As of December 31, 2006, 2,811,000 shares of common stock were reserved for issuance under our incentive stock option plans, including 1,642,000 shares which are available for future grant. The incentive stock option price will not be less than the fair market value of the common stock on the date the option is granted. No option grant will have a term in excess of ten years. The options are exercisable over a five to ten year period. Additionally, options granted vest and become exercisable either on the date of grant or commencing six months from the option grant date.

A summary of incentive stock option activity is as follows:

	2006		2005		2004
	Weighted		Weighted		Weighted
	Average	Number	Average	Number	Average	Number
	Price	of Shares	Price	of Shares	Price	of Shares

Beginning of period	$10.40	1,529,000	$7.35	1,969,000	$5.26	2,206,000
Granted	—	—	20.71	318,000	13.65	468,000
Cancelled	9.68	(84,000)	5.42	(55,000)	7.52	(30,000)
Exercised	11.17	(276,000)	6.93	(703,000)	4.86	(675,000)

End of period	$10.27	1,169,000	$10.40	1,529,000	$7.35	1,969,000

There were no incentive stock options granted in 2006. The weighted average grant-date fair value of incentive stock options granted during 2005 and 2004 was $4.99 and $3.47, respectively.

The following table summarizes information about incentive stock options outstanding at December 31, 2006.

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price Range	Outstanding	Life	Price	Exercisable	Price

$2.25–3.75	216,000	2.89	$2.99	216,000	$2.99
$4.11–5.63	269,000	5.52	4.96	269,000	4.96
$8.29–8.29	214,000	6.99	8.29	214,000	8.29
$13.65–13.65	211,000	7.99	13.65	211,000	13.65
$20.71–20.71	259,000	4.00	20.71	259,000	20.71

	1,169,000	5.41	$10.27	1,169,000	$10.27

Non-Qualified Options
As of December 31, 2006, 1,431,000 shares of common stock were reserved for issuance under our non-qualified stock option plans, including 167,000 shares which are available for future grant. The non-qualified options were granted at option prices which were not less than the fair market value of the common stock on the date the options were granted. The options are exercisable over a five to ten year period, either on the date of grant or commencing six months from the option grant date.

A summary of non-qualified stock option activity is as follows.

	2006		2005		2004
	Weighted		Weighted		Weighted
	Average	Number	Average	Number	Average	Number
	Price	Of Shares	Price	of Shares	Price	of Shares

Beginning of period	$7.18	1,314,000	$5.63	1,417,000	$4.52	1,438,000
Granted	—	—	20.71	108,000	13.65	157,000
Cancelled	—	—	—	—	—	—
Exercised	5.44	(50,000)	3.67	(211,000)	3.78	(178,000)

End of period	$7.25	1,264,000	$7.18	1,314,000	$5.63	1,417,000

There were no non-qualified stock options granted in 2006. The weighted average grant-date fair value of non-qualified options granted during 2005 and 2004 was $7.08 and $4.49, respectively.

The following table summarizes information about non-qualified stock options outstanding at December 31, 2006.

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price Range	Outstanding	Life	Price	Exercisable	Price

$2.25–3.75	278,000	2.85	$3.15	278,000	$3.15
$4.09–5.62	537,000	5.02	4.51	537,000	4.51
$8.29–8.29	192,000	6.99	8.29	192,000	8.29
$13.65–13.65	150,000	7.99	13.65	150,000	13.65
$20.71–20.71	107,000	4.00	20.71	107,000	20.71

	1,264,000	5.11	$7.25	1,264,000	$7.25

Fair Value Valuation Estimates
The fair value of options granted is estimated on the date of grant using the Black-Scholes-Merton option pricing model based on the following assumptions:

	2006	2005	2004

Risk-Free Interest-Rate	—	7.00%	3.00%
Weighted Average Expected Life—
Incentive Options	—	2.32 years	2.65 years
Non-Qualified Options	—	4.20 years	4.46 years
Expected Volatility	—	35.0%	35.0%
Dividend Yield	—	1.45%	1.25%

Other Information
Other information pertaining to activity of our Stock Option Plans during the years ended December 31, 2006, 2005 and 2004 was as follows:

	2006	2005	2004

Aggregate intrinsic value of stock options exercised	$3,689,000	$10,560,000	$5,383,000
Aggregate intrinsic value of outstanding stock options	49,309,000	33,556,000	24,590,000

Employee Stock Purchase Plan
Since January 1, 2000, we have had a non-compensatory Employee Stock Purchase Plan for all eligible employees. All full-time and certain part-time employees who have completed two years of continuous service with us are eligible to participate. The ESPP was implemented through five annual offerings. The first annual offering commenced on January 1, 2000. On February 12, 2004 (effective January 1, 2004), our Board of Directors extended the ESPP for an additional eight annual offerings. Annual offerings commence and terminate on the respective year’s first and last calendar day. Under the ESPP, we are authorized to issue up to 1,800,000 shares of our common stock to our employees. Pursuant to such authorization, we have 1,335,000 shares available for future grant at December 31, 2006. Furthermore, under the terms of the ESPP, eligible employees can choose each year to have up to $25,000 of their annual earnings withheld to purchase our Common Stock. The purchase price of the stock is 85% of the lower of its beginning or end of the plan year market price.

The following table summarizes information about our ESPP annual offerings for the years ended December 31, 2006, 2005 and 2004:

	ESPP Annual Offering
	2006	2005	2004

Common shares purchased	43,000	64,000	90,000
Per common share purchase price	$ 17.92	$ 11.32	$ 7.17
Amount expensed under ESPP	$481,000	—	—
Common shares date of issue	January 17, 2007	January 9, 2006	January 10, 2005

Deferred Compensation Plan
Since January 1, 2000, we have had a Supplemental Executive Retirement Plan (the “SERP”) for certain key executives and employees. The SERP is not qualified under section 401 of the Internal Revenue Code. Under the SERP, participants may defer up to 15% of their earned income on a pre-tax basis. As of the last day of each plan year, each participant will receive a 25% match of their deferral in our Common Stock based on the then current market value. SERP participants fully vest in our matching contribution three years from the first day of the initial year of participation. The income deferred and our matching contribution are unsecured and subject to the claims of our general creditors. Under the SERP, we are authorized to issue up to 450,000 shares of our common stock to our employees. Pursuant to such authorization, we have 275,000 shares available for future grant at December 31, 2006 (after deducting the 2006 funding of shares delivered in 2007). In the aggregate, since initiation of the SERP, 175,000 shares (including the 2006 funding of shares delivered in 2007) held by the trustee are accounted for at cost, as treasury stock. At December 31, 2006, 149,000 of such shares are vested in the respective participants’ accounts. The following table summarizes information about our SERP for the plan years ended December 31, 2006, 2005 and 2004:

	SERP Plan Year
	2006		2005		2004

Amount of company match expensed under SERP	$353,000		$317,000		$280,000
Treasury shares issued to fund SERP expense	12,000		15,000		20,000
SERP trust account balance at December 31	$11,705,000	[1]	$8,431,000	[1]	$5,843,000	[1]
Unrealized gains recorded in SERP liability account	$1,944,000	[2]	$1,312,000	[2]	$985,000	[2]

[1]	SERP trust account investments are recorded at their fair value which is based on quoted market prices. Differences between such amounts in the table above and the deferred compensation funding asset reported on our Consolidated Balance Sheets represent the value of our Common Stock held in the Plan’s participants’ trust account and reported by us as treasury stock in our Consolidated Balance Sheets.

[2]	Includes unrecognized gains on our Common Stock held in Plan’s participants’ trust account of $970,000, $607,000 and $659,000 for the 2006, 2005 and 2004 SERP Plan years, respectively.

See Note 13 for discussion of current year cumulative effect of adjustment for deferred compensation liability.

Note 6—Other Employee Benefit Plans

Retirement Savings Plan
Since October 1, 1999, we have had a retirement savings plan for non-highly compensated employees (the “RSP”) under Section 401(k) of the Internal Revenue Code. The RSP allows eligible employees to contribute up to fifteen percent (15%) of their eligible compensation on a pre-tax basis. There is no match by the Company.

Note 7—Dividends
We have paid regular quarterly cash dividends since the second quarter of 2003. During 2006, we paid regular quarterly cash dividends totaling $12,627,000 as detailed below.

2006 Cash Dividend Payments	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Cash dividend per common share	$.10	$.11	$.12	$.13
Payment date	February 13	May 10	August 11	November 10
Record date	February 3	April 28	July 28	October 27

On January 23, 2007, our Board of Directors declared a regular quarterly cash dividend of $.14 per common share, which was paid on February 14, 2007 to shareholders of record as of February 5, 2007.

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

Note 8—Income Taxes
The following table summarizes the provision for income taxes.

	Year Ended December 31,
	2006	2005	2004

Current:
Federal	$14,131,000	$9,732,000	$7,687,000
State	2,526,000	2,370,000	2,306,000

	16,657,000	12,102,000	9,993,000
Deferred:
Federal	(1,138,000)	(504,000)	(814,000)
State	(248,000)	(105,000)	(172,000)

	(1,386,000)	(399,000)	(986,000)

Tax Provision	$15,271,000	$11,703,000	$9,007,000

Under SFAS 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Management believes it is more likely than not that current and noncurrent deferred tax assets will be realized to reduce future income taxes. Several significant factors were considered by management in its determination, including: 1) expectations of future earnings, 2) historical operating results, 3) the expected extended period of time over which insurance claims will likely be paid.

Management is currently evaluating the potential impact of the adoption of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB No. 109)” which is effective for fiscal years beginning after December 15, 2006. While the evaluation process is not yet fully complete, management does not expect that the adoption of FASB Interpretation No. 48 would be material to the financial statements.

Significant components of our federal and state deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2006	2005

Net current deferred assets:
Allowance for doubtful accounts	$1,293,000	$915,000
Accrued insurance claims—current	1,821,000	1,771,000
Expensing of housekeeping supplies	(2,234,000)	(2,074,000)
Other	(228,000)	(257,000)

	$652,000	$355,000

Net noncurrent deferred tax assets:
Deferred compensation	$4,066,000	$2,364,000
Non-deductible reserves	181,000	433,000
Depreciation of property and equipment	(589,000)	(822,000)
Accrued insurance claims—noncurrent	4,248,000	4,132,000
Amortization of intangibles	(2,541,000)	—
Other	38,000	74,000

	$5,403,000	$6,181,000

The 2006 net deferred tax balance includes approximately $2,443,000 net deferred tax liability resulting from the differences in book basis versus tax basis of the net assets acquired in the Summit acquisition (see Note 2 for discussion of the acquisition). The amount includes approximately a $2,693,000 non-current deferred tax liability recorded for intangibles, and approximately a $250,000 net current deferred tax asset attributable to the assets of the acquired company.

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2006	2003	2004

Tax expense computed at statutory rate	$14,253,000	$10,779,000	$8,297,000
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	1,198,000	1,576,000	1,386,000
Federal jobs credits	(183,000)	(524,000)	(641,000)
Tax exempt interest	(373,000)	(243,000)	(102,000)
Other, net	376,000	115,000	67,000

	$15,271,000	$11,703,000	$9,007,000

Income taxes paid were $16,241,000, $8,196,000 and $7,256,000 during 2006, 2005 and 2004, respectively.

Note 9—Related Party Transactions
One of our directors, as well as the brother of an officer and director (collectively “Related Parties”), have separate ownership interests in several different client facilities which have entered into service agreements with us. During the years ended December 31, 2006, 2005 and 2004 the service agreements with the client facilities in which the Related Parties have ownership interests resulted in revenues of $7,795,000, $7,652,000 and $6,608,000, respectively. At December 31, 2006 and 2005, accounts and notes receivable from such facilities of $3,027,000 and $2,343,000, respectively, are included in the accompanying consolidated balance sheets.

Another of our directors is a member of a law firm which was retained by us. During the years ended December 31, 2006, 2005 and 2004, fees received from us by such firm did not exceed $100,000 in any period. Additionally, such fees did not exceed, in any period, 5% of such firm’s revenues.

Note 10—Segment Information
Reportable Operating Segments
We manage and evaluate our operations in two reportable segments. With respect to the Summit acquisition, as described in Note 2, its operations are comparable to ours and therefore reported within our reportable operating segments. The two reportable segments are Housekeeping (housekeeping, laundry, linen and other services), and Food (food services). Although both segments serve the same client base and share many operational similarities, they are managed separately due to distinct differences in the type of service provided, as well as the specialized expertise required of the professional management personnel responsible for delivering the respective segment’s services. We consider the various services provided within Housekeeping to be one reportable operating segment since such services are rendered pursuant to a single service agreement and the delivery of such services is managed by the same management personnel.

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

			Corporate and
	Housekeeping	Food	Eliminations	Total

Year Ended December 31, 2006
Revenues	$412,271,000	$101,379,000	$(2,019,000)	$511,631,000
Income before income taxes	37,857,000	3,398,000	(532,000)[1]	40,723,000
Depreciation and amortization	1,356,000	136,000	814,000	2,306,000
Total assets	101,066,000	23,126,000	91,364,000 [2]	215,556,000
Capital Expenditures	1,359,000	16,000	479,000	1,854,000
Year Ended December 31, 2005
Revenues	$375,133,000	$92,864,000	$(1,706,000)	$466,291,000
Income before income taxes	31,909,000	2,634,000	(3,744,000)[1]	30,799,000
Depreciation	1,229,000	116,000	527,000	1,872,000
Total assets	62,631,000	17,754,000	108,045,000 [2]	188,430,000
Capital Expenditures	1,334,000	2,000	561,000	1,897,000
Year Ended December 31, 2004
Revenues	$357,754,000	$87,309,000	$(2,495,000)	$442,568,000
Income before income taxes	29,336,000	1,934,000	(7,564,000)[1]	23,706,000
Depreciation	1,191,000	97,000	585,000	1,873,000
Total assets	60,958,000	15,546,000	90,460,000 [2]	166,964,000
Capital Expenditures	1,227,000	26,000	1,134,000	2,387,000

[1]	represents primarily corporate office cost and related overhead, as well as consolidated subsidiaries’ operating expenses that are not allocated to the reportable segments.

[2]	represents primarily cash and cash equivalents, deferred income taxes and other current and noncurrent assets.

Total Revenues from Clients
The following revenues earned from clients differ from segment revenues reported above due to the inclusion of adjustments used for segment reporting purposes by management. We earned total revenues from clients in the following service categories:

	Year Ended December 31,
	2006	2005	2004

Housekeeping services	$293,374,000	$262,842,000	$249,314,000
Laundry and linen services	116,254,000	109,764,000	105,545,000
Food services	99,513,000	91,244,000	85,593,000
Maintenance services and Other	2,490,000	2,441,000	2,116,000

	$511,631,000	$466,291,000	$442,568,000

Major Client
We have one client, a nursing home chain, which in 2006, 2005 and 2004 accounted for 18%, 19% and 20%, respectively, of total revenues. In the year ended December 31, 2006, we derived 16% and 26%, respectively, of the Housekeeping and Food segments’ revenues from such client. Additionally, at both December 31, 2006 and 2005, amounts due from such client represented less than 1% of our accounts receivable balance. This client completed its previously announced merger on March 14, 2006. Our relationship with the successor entity remains under the same derms and conditions as established prior to the merger. Although we expect to continue the relationship with this client, there can be no assurance thereof. The loss of such client, or a significant reduction in revenues from such client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Note 11—Earnings Per Common Share
A reconciliation of the numerators and denominators of basic and diluted earning per common share is as follows:

	Year Ended December 31, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net Income	$25,452,000

Basic earnings per common share	25,452,000	27,451,000	$.93
Effect of dilutive securities: Options		1,314,000	(.04)

Diluted earnings per common share	$25,452,000	28,765,000	$.89

	Year Ended December 31, 2005
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net Income	$19,096,000

Basic earnings per common share	19,096,000	26,921,000	$.71
Effect of dilutive securities: Options		1,399,000	(.04)

Diluted earnings per common share	$19,096,000	28,320,000	$.67

	Year Ended December 31, 2004
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net Income	$14,699,000

Basic earnings per common share	14,699,000	26,221,000	$.56
Effect of dilutive securities: Options		1,439,000	(.03)

Diluted earnings per common share	$14,699,000	27,660,000	$.53

No outstanding options were excluded from the computation of diluted earnings per common share for the years ended December 31, 2006, 2005 and 2004 as none have an exercise price in excess of the average market value of our common stock during such periods.

Note 12—Other Contingencies
We have a $30,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At December 31, 2006, there were no borrowings under the line of credit. However, at such date, we had outstanding a $24,725,000 (increased to $27,725,000 on January 1, 2007) irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $24,725,000 at December 31, 2006. The line of credit requires us to satisfy two financial covenants. We are in compliance with the financial covenants at December 31, 2006 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2007. We believe the line of credit will be renewed at that time.

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

At both December 31, 2006 and December 31, 2005 we have unsettled tax assessments from a state taxing authority of $580,000 ($363,000, net of income taxes). With respect to these assessments, we have recorded a reserve at December 31, 2006 of $320,000 ($175,000 net of income taxes) and a reserve at December 31, 2005 of $155,000 ($100,000, net of income taxes). During 2005, we executed a closing agreement with a state’s revenue services department settling a $2,400,000 assessment (including interest) resulting from the state’s audit of our sales and use tax filings for the period July 1, 1999 through June 30, 2003. The closing agreement settlement, among other understandings, required a payment of $700,000 (including interest) in connection with the audit assessment. Such payment was charged to the aforementioned reserve.

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

Congress has enacted a number of major laws during the past decade that have significantly altered, or threaten to alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally highly reliant on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future.

Note 13—Cumulative Effect of Adjustment to Deferred Compensation Liability
A cumulative effect of adjusting our deferred compensation liability resulted from applying the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 108 (“SAB No. 108)”. We have adopted SAB No. 108 at December 31, 2006 and for the year then ended. Historically, the appreciation on our Common Stock held in our Deferred Compensation Plan (the “Plan”) trust account was not recognized in the reporting of the deferred compensation liability. In accordance with the guidance provided by Emerging Issues Task Force Issue No. 97-14 (“EITF No. 97-14), we increased our recorded deferred compensation liability to reflect the current fair market value of our shares held in the Plan trust account. Prior to the adoption of SAB No. 108, we used the “rollover” method described therein in evaluating the materiality of financial statements’ adjustments. We determined the impact from the adjustment to be immaterial to current and prior periods’ financial results under the “rollover” method. Additionally, we have evaluated the adjustment using the dual approach method described in SAB No. 108. Pursuant to the guidance of SAB No. 108, the adjustment to the liability was accomplished by the recording in 2006 of the cumulative effect, as of January 1, 2006, of a $1,432,000 ($856,000 net of income taxes) increase to correct the liability balance as of December 31, 2005, with a corresponding charge to retained earnings 2006 beginning balance. Additionally, the 2006 financial statements were effected by an adjustment of approximately $970,000 ($605,000 net of income taxes) to increase the liability with a corresponding charge to deferred compensation expense to reflect the changes in fair market value of our Common Stock held in the Plan trust account during 2006. Of this adjustment, approximately $530,000 ($333,000 net of income taxes) was applicable to previously reported 2006 periods through September 30, 2006 and $440,000 ($270,000 after income taxes) impacted our 2006 fourth quarter results. Reported results for periods prior to January 1, 2006 have not been adjusted.

Note 14—Accrued Insurance Claims
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

For workers’ compensation, we record a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of our historical data and open claims. The accrued insurance claims were reduced by approximately $807,000, $903,000 and $935,000 at December 31, 2006, 2005 and 2004, respectively in order to record the estimated present value at the end of each year using an 8% discount factor over the estimated remaining pay-out period.

For general liability, we record a reserve for the estimated amounts to be paid for known claims. The estimated ultimate reserve amount recorded is derived from the estimated claim reserves provided by our insurance carrier reduced by an historical experience factor.

Note 15—Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31		June 30		September 30		December 31

2006
Revenues	$118,918,000		$122,840,000		$130,083,000		$139,790,000
Operating costs and expenses	$111,256,000	[2]	$113,800,000	[2]	$121,475,000	[2]	$129,283,000
Income before income taxes	$9,009,000	[2]	$10,013,000	[2]	$9,906,000	[2]	$11,795,000
Net income	$5,676,000	[2]	$6,308,000	[2]	$6,241,000	[2]	$7,227,000
Basic earnings per common share[1]	$.21	[2]	$.23	[2]	$.23	[2]	$.26
Diluted earnings per common share[1]	$.20	[2]	$.22	[2]	$.22	[2]	$.25
Cash dividends per common share[1]	$.10		$.11		$.12		$.13
2005
Revenues	$114,695,000		$116,048,000		$117,684,000		$117,864,000
Operating costs and expenses	$108,199,000		$109,494,000		$110,908,000		$110,089,000
Income before income taxes	$6,876,000		$7,393,000		$7,699,000		$8,831,000
Net income	$4,263,000		$4,584,000		$4,774,000		$5,475,000
Basic earnings per common share[1]	$.16		$.17		$.18		$.20
Diluted earnings per common share[1]	$.15		$.16		$.17		$.19
Cash dividends per common share[1]	$.06		$.07		$.08		$.09

[1]	Year-to-date earnings and cash dividends per common share amounts may differ from the sum of quarterly amounts due to rounding.

[2]	Reflects adjustment for deferred compensation expense. See Note 13. The following table details such adjustment by reporting period compared to amounts previously reported.

	Three Months Ended
	March 31	June 30	September 30

Operating costs and expenses increase (decrease)	$183,000	$(166,000)		$513,000
Net income increase (decrease)	$(115,000)	$105,000		$(323,000)
Basic earnings per Common Share decrease	$—	$—	$	( .01)
Diluted earnings per Common Share decrease	$—	$—	$	( .01)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that information required to be disclosed in our reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Our disclosure controls and procedures have also been designed to ensure that information required to be disclosed in our reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding such required disclosure.

Evaluation of Internal Control over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report on management’s assessment of the design and effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K for the year ended December 31, 2006. Our independent registered public accounting firm also audited, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” in Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

Based on their evaluation as of December 31, 2006, the principal executive officer and principal financial officer of the Company have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective. Our review excluded an assessment of the effectiveness of the internal controls over financial reporting of Summit Services Group, Inc. (“Summit”), a company we acquired in September, 2006. Since the acquisition took place during the later part of 2006, as well as the fact that the operations of Summit were fully integrated into Healthcare as of January 1, 2007, Healthcare is not required to include the business of Summit in its assessment of the effectiveness of internal controls over financial reporting as of December 31, 2006.

Changes in Internal Control over Financial Reporting
Their were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information regarding directors and executive officers is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to its shareholders in connection with its 2007 Annual Meeting of Shareholders and to be filed within 120 days of the close of the year ended December 31, 2006.

Item 11.	Executive Compensation.
The information regarding executive compensation is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to shareholders in connection with its 2007 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to shareholders in connection with its 2007 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ending December 31, 2006.

Item 13.	Certain Relationships and Related Transactions.
The information regarding certain relationships and related transactions is incorporated herein by reference to the Company’s definitive proxy statement mailed to shareholders in connection with its 2007 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2006.

Item 14.	Principal Accounting Fees and Services
The information regarding principal accounting fees and services is incorporated herein by reference to the Company’s definitive proxy statement mailed to shareholders in connection with its 2007 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2006.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)  Index of Financial Statements
The Financial Statements listed in the Index to Consolidated Financial Statements are filed as port of this report on From 10-K (see Part II, Item 8- Financial Statements and Supplementary Data).

(b)  Index of Exhibits
The following Exhibits are filed as part of this Report (references are to Reg. S-K Exhibit Numbers):

Exhibit
Number		Description

3.1		Articles of Incorporation of the Registrant, as amended, are incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-2 (File No. 33-35798).
3.2		Amendment to Articles of Incorporation of the Registrant as of May 30, 2000, is incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the period ended December 31, 2001.
3.3		Amended By-Laws of the Registrant as of July 18, 1990, are incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-2 (File No. 33-35798).
4.1		Specimen Certificate of the Common Stock, $.01 par value, of the Registrant is incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-18 (Commission File No. 2-87625-W).
4	.2**	Employee Stock Purchase Plan of the Registrant is incorporated by reference to Exhibit 4(a) of Registrant’s Registration Statement on Form S-8 (Commission File No. 333-92835).
4	.3**	Amendment to Employee Stock Purchase Plan is incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K for the period ended December 31, 2003.
4	.4**	Deferred Compensation Plan is incorporated by reference to Exhibit 4(b) of Registrant’s Registration Statement on Form S-8 (Commission File No. 333-92835).
10	.1**	1995 Incentive and Non-Qualified Stock Option Plan, as amended is incorporated by reference to Exhibit 4(d) of the Form S-8 filed by the Registrant, Commission File No. 33-58765.
10	.2**	Amendment to the 1995 Employee Stock Option Plan is incorporated by reference to Exhibit 4(a) of Registrant’s Registration Statement on Form S-8 (Commission File No. 333-46656).
10	.3**	1996 Non-Employee Directors’ Stock Option Plan, Amended and Restated as of October 28, 1997 is incorporated by reference to Exhibit 10.6 of Form 10-Q Report for the quarter ended September 30, 1997 filed by Registrant on November 14, 1997).

Exhibit
Number		Description

10	.4**	Form of Non-Qualified Stock Option Agreement granted to certain Directors is incorporated by reference to Exhibit 10.9 of Registrant’s Registration Statement on Form S-1 (Commission File No. 2-98089).
10	.5**	Amended and restated 2002 Stock Option Plan is incorporated by reference to Exhibit 4(1) to the Company’s Registration Statement on Form S-8 (Commission File No. 333-127747)
10.7		Healthcare Services Group, Inc. Dividend Reinvestment Plan is incorporated by reference to the Company’s Registration Statement on Form S-3 (Commission File No. 333-108182).
14	.	Code of Ethics and Business Conduct. Such document is available at our website www.hcsgcorp.com.
21	.	List of subsidiaries is filed herewith in Part I, Item I.
23	.	Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1		Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2		Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

**	indicates that exhibit is a management contract or a management compensatory plan or arrangement

(c)  Financial Statement Schedules
All schedules for the registrant have been omitted since the required information is not present or because the information is included in the financial statements or notes thereto.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 2007
HEALTHCARE SERVICES GROUP, INC.
(Registrant)

By:	/s/ Daniel P. McCartney
Daniel P. McCartney
Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Daniel P. McCartney Daniel P. McCartney	Chief Executive Officer and Chairman	February 13, 2007

/s/ Joseph F. McCartney Joseph F. McCartney	Director and Vice President	February 13, 2007

/s/ Barton D. Weisman Barton D. Weisman	Director	February 13, 2007

/s/ Robert L. Frome Robert L. Frome	Director	February 13, 2007

/s/ Thomas A. Cook Thomas A. Cook	Director, President and Chief Operating Officer	February 13, 2007

/s/ John M. Briggs John M. Briggs	Director	February 13, 2007

/s/ Robert J. Moss Robert J. Moss	Director	February 13, 2007

/s/ James L. DiStefano James L. DiStefano	Chief Financial Officer and Treasurer	February 13, 2007

/s/ Richard W. Hudson Richard W. Hudson	Vice President— Finance, Secretary and Chief Accounting Officer	February 13, 2007