Form 10-Q
period 2007-03-31
HEALTHCARE SERVICES GROUP INC
filed 2007-04-23
CIK 731012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2007	Commission File Number 0-120152
HEALTHCARE SERVICES GROUP, INC.
( Exact name of registrant as specified in its charter)

Pennsylvania	23-2018365

(State or other jurisdiction of	(IRS Employer Identification
incorporation or organization)	number)

3220 Tillman Drive-Suite 300, Bensalem, Pennsylvania	19020

(Address of principal executive office)	(Zip code)
Registrant’s telephone number, including area code: 215-639-4274
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such returns), (2) has been subject to such filing requirements for the past 90 days. YES ☑       NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☑
Number of shares of common stock, issued and outstanding as of April 20, 2007 is 27,725,000
Total of 36 Pages

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
     Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$78,999,000	$72,997,000
Accounts and notes receivable, less allowance for doubtful accounts of $4,612,000 in 2007 and $2,716,000 in 2006	80,691,000	78,086,000
Inventories and supplies	13,162,000	12,640,000
Deferred income taxes	1,204,000	652,000
Prepaid expenses and other	4,192,000	3,862,000

Total current assets	178,248,000	168,237,000
PROPERTY AND EQUIPMENT:
Laundry and linen equipment installations	1,748,000	1,781,000
Housekeeping equipment and office equipment	16,223,000	16,086,000
Autos and trucks	85,000	85,000

	18,056,000	17,952,000
Less accumulated depreciation	13,308,000	13,077,000

	4,748,000	4,875,000
GOODWILL, Less accumulated amortization of $1,743,000 in 2007 and 2006	14,570,000	14,543,000
OTHER INTANGIBLE ASSETS, Less accumulated amortization of $617,000 in 2007 and $352,000 in 2006	6,883,000	7,148,000
NOTES RECEIVABLE- long term portion, net of discount	8,082,000	7,861,000
DEFERRED COMPENSATION FUNDING	8,356,000	7,385,000
DEFERRED INCOME TAXES- long term portion	5,739,000	5,403,000
OTHER NONCURRENT ASSETS	105,000	104,000

TOTAL ASSETS	$226,731,000	$215,556,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,474,000	$10,139,000
Accrued payroll, accrued and withheld payroll taxes	15,594,000	10,125,000
Other accrued expenses	2,171,000	2,425,000
Income taxes payable	192,000	274,000
Accrued insurance claims	4,623,000	4,647,000

Total current liabilities	30,054,000	27,610,000

ACCRUED INSURANCE CLAIMS- long term portion	10,786,000	10,843,000
DEFERRED COMPENSATION LIABILITY	12,497,000	11,626,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 30,000,000 shares authorized, 29,172,000 shares issued in 2007 and 28,999,000 shares in 2006	292,000	290,000
Additional paid in capital	62,565,000	58,809,000
Retained earnings	127,831,000	124,268,000
Common stock in treasury, at cost, 1,458,000 shares in 2007 and 1,517,000 shares in 2006	(17,294,000)	(17,890,000)

Total stockholders’ equity	173,394,000	165,477,000

TOTAL LIABILITITIES AND STOCKHOLDERS’ EQUITY	$226,731,000	$215,556,000

See accompanying notes.

Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
Revenues	$140,679,000	$118,918,000
Operating costs and expenses:
Costs of services provided	119,314,000	102,182,000
Selling, general and administrative	10,511,000	9,074,000
Other Income :
Investment and interest income	1,261,000	1,347,000

Income before income taxes	12,115,000	9,009,000

Income taxes	4,665,000	3,333,000

Net Income	$7,450,000	$5,676,000

Basic earnings per common share	$0.27	$0.21

Diluted earnings per common share	$0.26	$0.20

Cash dividends per common share	$0.14	$0.10

Basic weighted average number of common shares outstanding	27,771,000	27,320,000

Diluted weighted average number of common shares outstanding	29,108,000	28,620,000

See accompanying notes.

Consolidated Statements of Cash Flows

	( Unaudited )
	For the Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net Income	$7,450,000	$5,676,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	745,000	473,000
Bad debt provision	1,977,000	375,000
Deferred income taxes benefits	(888,000)	(386,000)
Stock-based compensation expense	103,000	81,000
Tax benefit of stock option transactions	—	513,000
Unrealized gain on deferred compensation fund investments	(382,000)	(434,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	(4,582,000)	(3,955,000)
Inventories and supplies	(522,000)	(220,000)
Notes receivable- long term portion	(221,000)	226,000
Deferred compensation funding	(589,000)	(91,000)
Accounts payable and other accrued expenses	(2,541,000)	416,000
Accrued payroll, accrued and withheld payroll taxes	6,242,000	5,493,000
Accrued insurance claims	(81,000)	135,000
Deferred compensation liability	871,000	885,000
Income taxes payable	(82,000)	434,000
Prepaid expenses and other assets	(330,000)	(613,000)

Net cash provided by operating activities	7,170,000	9,008,000

Cash flows from investing activities:
Disposals of fixed assets	61,000	32,000
Additions to property and equipment	(415,000)
Cash paid for acquisition	(27,000)	(487,000)

Net cash used in investing activities	(381,000)	(455,000)

Cash flows from financing activities:
Treasury stock transactions in benefit plans	82,000	(37,000)
Dividends paid	(3,887,000)	(2,730,000)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	14,000	9,000
Tax benefit from equity compensation plans	1,307,000	—
Proceeds from the exercise of stock options	1,697,000	1,209,000

Net cash used in financing activities	(787,000)	(1,549,000)

Net increase in cash and cash equivalents	6,002,000	7,004,000

Cash and cash equivalents at beginning of the period	72,997,000	91,005,000

Cash and cash equivalents at end of the period	$78,999,000	$98,009,000

Supplementary Cash Flow Information:
Income taxes cash payments, net of refunds	$4,328,000	$2,771,000

Issuance of 43,000 shares of Common Stock in 2007 and 64,000 shares of Common Stock in 2006 pursuant to Employee Stock Plans	$1,254,000	$728,000

See accompanying notes.

Consolidated Statements of Stockholders’ Equity
(Unaudited)
For the Three Months Ended March 31, 2007

			Additional
	Common Stock		Paid-in	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Stock	Equity
Balance, December 31, 2006	28,999,000	$290,000	$58,809,000	$124,268,000	($17,890,000)	$165,477,000
Net income for the period				7,450,000		7,450,000
Exercise of stock options and other share-based compensation, net of 4,000 shares tendered for payment	173,000	2,000	1,695,000			1,697,000
Tax benefit arising from stock option transactions			1,307,000			1,307,000
Shares purchased and shares sold in employee Deferred Compensation Plan and other benefit plans (15,000 shares)					82,000	82,000
Shares issued pursuant to Employee Stock Plans (43,000 shares)			745,000		509,000	1,254,000
Cash dividends — $.14 per common share				(3,887,000)		(3,887,000)
Shares issued pursuant to Dividend Reinvestment Plan (1,000 shares)			9,000		5,000	14,000

Balance, March 31, 2007	29,172,000	$292,000	$62,565,000	$127,831,000	($17,294,000)	$173,394,000

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Basis of Reporting
     The accompanying financial statements are unaudited and do not include certain information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. However, in our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 2006 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 2006. The financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the quarter ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year.
     Inventories and supplies include housekeeping, linen and laundry supplies, as well as food provisions. Inventories and supplies are stated at cost to approximate a first-in, first-out (FIFO) basis. Linen supplies are amortized over a 24 month period.
Note 2 - Acquisition
     On September 18, 2006, effective as of August 31, 2006, our wholly-owned subsidiary HCSG Merger, Inc acquired 100% of the common stock of Summit Services Group, Inc (“Summit”) in a transaction accounted for under the purchase method of accounting. Summit is a provider of professional housekeeping, laundry and food services to long-term care and related facilities. In conjunction with the acquisition, the aggregate consideration to the Summit shareholders was comprised of a cash payment of approximately $9,460,000 and the issuing of approximately 369,000 shares of our common stock to such selling shareholders of Summit (valued at approximately $8,516,000). Additionally as of March 31, 2007, we have incurred total transactions costs of approximately $303,000 (including $27,000 in the 2007 first quarter), consisting primarily of accounting and legal fees.
     As noted, the Summit acquisition is being accounted for under the purchase method of accounting. The acquisition was not considered a material transaction. Accordingly, supplemental pro forma information reflecting the acquisition of Summit as if it occurred on January 1, 2006 has not been provided. Furthermore, our results of operations at March 31, 2006 included in this report do not include Summit’s operations . Additionally, effective January 1, 2007, Summit’s operations were fully integrated into our operations.

Note 3 - Goodwill and Other Intangible Assets
     We apply the provisions of SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” in accounting for our goodwill and other identifiable intangible assets. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangible assets subsequent to their acquisition.
     The following table sets forth the amounts of our identifiable intangible assets subject to amortization, which were acquired in the Summit acquisition, and the amortization expense recognized thereon for the 2007 first quarter:

	Acquisition	Amortization
	Amount	Expense
Customer Relationships	$6,700,000	$239,000
Non-compete Agreements	800,000	25,000

Total	$7,500,000	$264,000

     The customer relationships have a weighted-average amortization period of seven years and the non-compete agreements have a weighted-average amortization period of eight years. The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remaining nine months in our 2007 fiscal year and following four fiscal years:

	Customer	Non-Compete
Period/Year	Relationships	Agreements	Total
April 1 to December 31, 2007	$718,000	$75,000	$793,000
2008	$957,000	$100,000	$1,057,000
2009	$957,000	$100,000	$1,057,000
2010	$957,000	$100,000	$1,057,000
2011	$957,000	$100,000	$1,057,000
     The following table sets forth the amount of goodwill as March 31, 2007 which is subject to impairment testing, rather than amortization and the adjustments, if any, to the amounts of such goodwill during the three months ended March 31, 2007.

	Summit	All other	Total
Goodwill as of December 31, 2006	$12,931,000	$1,612,000	$14,543,000
Goodwill adjustments during first quarter(1)	27,000	—	27,000

Goodwill as of March 31, 2007	$12,958,000	$1,612,000	$14,570,000

(1)	Goodwill adjusted during the quarter relates to professional fees expense incurred.

     The following table sets forth by reportable business segment, as described in Note 5 herein, the amounts of goodwill:

Segment	Amount
Food	$1,351,000
Housekeeping	13,219,000

Total	$14,570,000

Note 4- Other Contingencies
     We have a $30,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At March 31, 2007, there were no borrowings under the line of credit. However, at such date, we had outstanding a $27,725,000 irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letters of credit issued, the amount available under the line of credit was reduced by $27,725,000 at March 31, 2007. The line of credit requires us to satisfy two financial covenants. We are in compliance with the financial covenants at March 31, 2007 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2007. We believe the line of credit will be renewed at that time.
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
     At both March 31, 2007 and December 31, 2006 we had unsettled tax assessments from a state taxing authority of $580,000 ($363,000, net of federal income taxes). With respect to these assessments, we recorded a reserve at both March 31, 2007 and December 31, 2006 of $320,000 ($175,000 net of federal income taxes).
     In other tax matters, because of the uncertainties related to both the probable outcome and amount of probable assessment due, we are unable to make a reasonable estimate of a liability. We do not expect the resolution of any of these matters, taken individually or in the aggregate, to have a material adverse affect on our consolidated financial position or results of operations based on our best estimate of the outcomes of such matters.
          We are involved in miscellaneous claims and litigation arising in the ordinary course of business. We believe that these matters, taken individually or in the aggregate, would not have a material adverse affect on our financial position or consolidated results of operations.
          Congress has enacted a number of major laws during the past decade that have significantly altered, or threaten to alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally highly reliant on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future
Note 5- Segment Information
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

			Corporate and
	Housekeeping	Food	Eliminations		Total
Quarter Ended March 31, 2007
Revenues	$113,201,000	$26,553,000	$925,000		$140,679,000
Income before income taxes	$11,320,000	$1,181,000	$(386,000	)(1)	$12,115,000

Quarter Ended March 31, 2006
Revenues	$94,859,000	$23,039,000	$1,020,000		$118,918,000
Income before income taxes	$9,414,000	$703,000	$(1,108,000	)(1)	$9,009,000

(1)	represents primarily corporate office cost and related overhead, as well as consolidated subsidiaries’ operating expenses that are not allocated to the reportable segments.

     Total Revenues from Clients
     The following revenues earned from clients differ from segment revenues reported above due to the inclusion of adjustments used for segment reporting purposes by management. We earned total revenues from clients in the following service categories:

	For the Quarter Ended March 31,
	2007	2006
Housekeeping services	$79,529,000	$67,307,000
Laundry and linen services	34,212,000	28,091,000
Food Services	26,319,000	22,909,000
Maintenance services and Other	619,000	611,000

	$140,679,000	$118,918,000

     Major Client
     We have one client, a nursing home chain, which in the three month periods ended March 31, 2007 and 2006 accounted for 16% and 19%, respectively, of total revenues. In the three month period ended March 31, 2007, we derived 15% and 22%, respectively, of Housekeeping and Food’s revenues from such client. Additionally, at both March 31, 2007 and December 31, 2006, amounts due from such client represented less than 1% of our accounts receivable balance. This client completed its previously announced merger on March 14, 2006. Our relationship with the successor entity remains under the same terms and conditions as established prior to the merger. Although we expect to continue the relationship with this client, there can be no assurance thereof. The loss of such client, or a significant reduction in revenues from such client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.
Note 6 - Earnings Per Common Share
     A reconciliation of the numerator and denominator of basic and diluted earnings per common share is as follows:

	Quarter Ended March 31, 2007
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net income	$7,450,000

Basic earnings per common share	$7,450,000	27,771,000	$.27
Effect of dilutive securities:
Options		1,337,000	(.01)

Diluted earnings per common share	$7,450,000	29,108,000	$.26

	Quarter Ended March 31, 2006
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net income	$5,676,000

Basic earnings per common share	$5,676,000	27,320,000	$.21
Effect of dilutive securities:
Options		1,300,000	(.01)

Diluted earnings per common share	$5,676,000	28,620,000	$.20

     Options to purchase 426,000 shares of common stock at an average exercise price of $20.71 were outstanding during the three month period ended March 31, 2006 but not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, would be antidilutive. No outstanding options were excluded from the computation of diluted earnings per common share for the three month period ended March 31, 2007 as none have an exercise price in excess of the average market value of our common stock during such period.
Note 7 – Dividends
     On February 14, 2007 we paid, to shareholders of record on February 5, 2007, a regular quarterly cash dividend of $.14 per common share. Such regular quarterly cash dividend payment in the aggregate was $3,887,000. Additionally, on April 17, 2007, our Board of Directors declared a regular cash dividend of $.15 per common share to be paid on May 11, 2007 to shareholders of record as of April 27, 2007.
Note 8 – Share-Based Compensation
     During the three months ended March 31, 2007, the stock option activity under our 2002 Stock Option Plan, 1995 Incentive and Non-Qualified Stock Option Plan for key employees, and 1996 Non-Employee Director’s Stock Option Plan (collectively the “Stock Option Plans”), was as follows:

			Weighted Average
			Remaining
			Contractual	Aggregate
	Weighted Average	Number	Term	Intrinsic
	Price	of Shares	(In Years)	Value
Outstanding, January 1, 2007	$8.70	2,434,000
Granted	—	—
Cancelled	—	—
Exercised	9.76	(177,000)

Outstanding, March 31, 2007	$8.62	2,257,000	5.08	$45,213,000

Options exercisable as of March 31, 2007		2,257,000	5.08	$45,213,000

The following table summarizes information about stock options outstanding at March 31, 2007.

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price Range	Outstanding	Life	Price	Exercisable	Price
$2.25 - 3.75	428,000	2.73	$3.04	428,000	$3.04
$4.11 - 5.62	775,000	4.94	4.66	775,000	4.66
$8.29 - 8.29	397,000	6.74	8.29	397,000	8.29
$13.65 - 13.65	335,000	7.74	13.65	335,000	13.65
$20.71 - 20.71	322,000	3.75	20.71	322,000	20.71

	2,257,000	5.08	$8.62	2,257,000	$8.62

     Other information pertaining to option activity during the three month periods ended March 31, 2007 and March 31, 2006 was as follows:

	March	March
	31, 2007	31, 2006
Weighted average grant-date fair value of stock options granted:	Not applicable	Not applicable
Total fair value of stock options vested:	Not applicable	Not applicable
Total intrinsic value of stock options exercised:	$3,345,000	$1,512,000
     Under our Plans at March 31, 2007, in addition to the 2,257,000 shares issuable pursuant to outstanding option grants, an additional 1,813,000 shares of our Common Stock are available for future grants. Options outstanding and exercisable were granted at stock option prices which were not less than the fair market value of our Common Stock on the date the options were granted and no option has a term in excess of ten years. Additionally, options vested and became exercisable either on the date of grant or commencing six months after the option grant date.
     The pre-tax share-based employee compensation expense recorded in both the 2007 and 2006 first quarters resulted solely from the estimated value to be recognized from the share-based payments of our Employee Stock Purchase Plan (“ESPP”). It is estimated, at this time, that the expense attributable to such share-based payments in each of the subsequent quarters of 2007 will approximate the amount recorded in the 2007 first quarter. However, such future expense related to our ESPP will be impacted by and be dependent on the change in our stock price over the remaining period up to the December 31, 2007 measurement date.
     The pre-tax amounts expensed and assumptions utilized in estimating the fair market value under the Black-Sholes option pricing model of our ESPP for the 2007 and 2006 first quarters were:

	2007	2006
Pre-tax shared-based compensation expense	$103,000	$81,000
Risk-free interest rate	4.9%	4.0%
Expected volatility	33.9%	35.0%
Weighted average expected life (in years)	.75	1.0
Dividend yield	1.6%	1.9%

     We may issue new common stock shares or re-issue common stock shares from treasury to satisfy our obligations under any of our share-based compensation plans.
Note 9 – Related Party Transactions
     One of our directors, as well as the brother of an officer and director (collectively “Related Parties”), have separate ownership interests in several different client facilities which have entered into service agreements with us. During the three month periods ended March 31, 2007 and March 31, 2006, the service agreements with the client facilities in which the Related Parties have ownership interests resulted in revenues of $1,280,000 and $1,932,000, respectively. At March 31, 2007 and December 31, 2006, accounts and notes receivable from such facilities of $2,658,000 and $3,027,000, respectively, are included in the accompanying consolidated balance sheets.
     Another of our directors is a member of a law firm which was retained by us. During the three month periods ended March 31, 2007 and March 31, 2006, fees received from us by such firm did not exceed $100,000 in either period. Additionally, such fees did not exceed, in either three month period, 5% of such firm’s revenues.
Note 10- Cumulative Effect of Adjustment to Deferred Compensation Liability
     At December 31, 2006, a cumulative effect of adjusting our deferred compensation liability resulted from applying the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 108 (“SAB No. 108)”. We have adopted SAB No. 108 at December 31, 2006 and for the year then ended. Historically, the appreciation on our Common Stock held in our Deferred Compensation Plan (the “Plan”) trust account was not recognized in the reporting of the deferred compensation liability. In accordance with the guidance provided by Emerging Issues Task Force Issue No. 97-14 (“EITF No. 97-14), in the year ended December 31, 2006, we increased our recorded deferred compensation liability to reflect the current fair market value of our shares held in the Plan trust account. Prior to the adoption of SAB No. 108, we used the “rollover” method described therein in evaluating the materiality of financial statements’ adjustments. We determined the impact from the adjustment to be immaterial to 2006 and prior periods’ financial results under the “rollover” method. Pursuant to the guidance of SAB No. 108, the adjustment to the liability was accomplished by the recording in 2006 of the cumulative effect, as of January 1, 2006, of a $1,432,000 ($856,000 net of income taxes) increase to correct the liability balance as of December 31, 2005, with a corresponding charge to retained earnings 2006 beginning balance. Additionally, the 2006 financial statements were effected by an adjustment of approximately $970,000 ($605,000 net of income taxes) to increase the liability with a corresponding charge to deferred compensation expense to reflect the changes in fair market value of our Common Stock held in the Plan trust account during 2006. Of this adjustment, approximately $183,000 was applicable to and decreased previously reported 2006 first quarter selling, general and administrative expense. Accordingly, this adjustment resulted in decreasing previously reported 2006 first quarter net income by $115,000, it had no effect on such period’s basic or diluted earnings per common share.

Note 11- Income Taxes
     We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007.
     We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.
Note 12 – Recently Issued Accounting Pronouncements
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
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”)
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective in the first quarter of fiscal 2008. We are currently assessing the potential impact that the adoption of SFAS No. 159 will have on our financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     Cautionary Statement Regarding Forward Looking Statements
     This report and documents incorporated by reference into this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, are not historical facts but rather based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “believes”, “anticipates”, “plans”, “expects”, “will”, “goal”, and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; one client accounting for approximately 16% of revenues in the 2007 first quarter-(see Note 5, ‘‘Major Client’’ in the accompanying Notes to Consolidated Financial Statements); risks associated with our acquisition of Summit Services Group, Inc., including integration risks and costs, or such business not achieving expected financial results or synergies or failure to otherwise perform as expected; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, including state and local regulations pertaining to the taxability of our services; and the risk factors described in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006 in Part I thereof under ‘‘Government Regulation of Clients’’, ‘‘Competition’’ and ‘‘Service Agreements/Collections’’, and under Part IA “Risk Factors”. Many of our clients’ revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which Congress has affected through the enactment of a number of major laws during the past decade. These laws have significantly altered, or threatened to alter, overall government reimbursement funding rates and mechanisms. The overall effect of these laws and trends in the long-term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing services could not be passed on to our clients.
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

RESULTS OF OPERATIONS
     The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of March 31, 2007 and December 31, 2006 and the periods then ended and the notes accompanying those financial statements.
     As disclosed in Note 2 of the Notes to the Consolidated Financial Statements, the September 18, 2006 Summit acquisition was effective as of August 31, 2006. Such acquisition is being accounted for under the purchase method of accounting. The acquisition was not considered a material transaction. Accordingly, supplemental pro forma information reflecting the acquisition of Summit as if it occurred on January 1, 2006 has not been provided. Additionally, effective January 1, 2007, Summit’s operations were fully integrated into Healthcare. Summit’s impact, when quantifiable, are discussed in the following discussion where we believe it would contribute to the reader’s understanding of our financial statements.
     As disclosed in Note 10 of the Notes to the Consolidated Financial Statements, in 2006 we recorded a cumulative effect of adjusting our deferred compensation liability which resulted from applying the provisions SAB No. 108. Prior to the adoption of SAB No. 108, we used the “rollover” method described therein in evaluating the materiality of financial statements’ adjustments. We determined the impact from the adjustment to be immaterial to current and prior periods’ financial results under the “rollover” method. Additionally, we have evaluated the adjustment using the dual approach method described in SAB No. 108. Pursuant to the guidance of SAB No. 108, the adjustment to the liability was accomplished by the recording in 2006 of the cumulative effect, as of January 1, 2006, a $1,432,000 ($856,000 net of income taxes) increase to correct the liability balance as of December 31, 2005. Offsetting this increase to our liability was a corresponding charge to retained earnings 2006 beginning balance. Additionally, the 2006 financial statements were effected by the adjustment through an approximately $970,000 ($605,000 net of income taxes) increase to the liability with a corresponding charge to deferred compensation expense to reflect the changes in fair market value during 2006. Of this adjustment, approximately $183,000 ($115,000 net of income taxes) was applicable to the previously reported three month period ended March 31, 2006. The results for such period included within this report reflect the adjustment.
     Overview
     We provide housekeeping, laundry, linen, facility maintenance and food services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe that we are the largest provider of housekeeping and laundry services to the long-term care industry in the United States, rendering such services to approximately 2,000 facilities in 47 states as of March 31, 2007. Although we do not directly participate in any government reimbursement programs, our clients’

reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.
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
We are organized into two reportable segments; housekeeping, laundry, linen and other services (‘‘Housekeeping’’), and food services (‘‘Food’’).
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
In addition to Summit (whose operations were fully integrated into Healthcare’s on January 1, 2007), we operate two wholly-owned subsidiaries, HCSG Supply, Inc. (‘‘Supply’’) and Huntingdon Holdings, Inc. (‘‘Huntingdon’’). Supply purchases, warehouses and distributes the supplies and equipment used in providing our Housekeeping segment services. Huntingdon invests our cash and cash equivalents.
Consolidated Operations
     The following table sets forth, for the periods indicated, the percentage which certain items bear to consolidated revenues:

	Relation to Consolidated Revenues
	For the Quarter Ended March 31,
	2007	2006
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	84.8	85.9
Selling, general and administration	7.5	7.6
Investment and interest income	.9	1.1

Income before income taxes	8.6	7.6
Income taxes	3.3	2.8

Net income	5.3%	4.8%

     Subject to the factors noted in the Cautionary Statement Regarding Forward Looking Statements included in this report, we anticipate our financial performance for the remainder of 2007 to be comparable to the three month period ended March 31, 2007 percentages presented in the above table as they relate to consolidated revenues. Although future expense associated with our ESPP may vary and impact future 2007 periods as such expense is dependent on the change in our stock price over the remaining period up to the December 31, 2007 measurement date. Additionally, future 2007 periods may be impacted by any grant of stock options which would require us to recognize share-based payments’ expense which could be material dependent on the factors pertaining to the issuance.
     Housekeeping is our largest and core reportable segment, representing approximately 81% of consolidated revenues for the quarter ended March 31, 2007. Food revenues represented approximately 19% of consolidated revenues for such quarter.
     Although there can be no assurance thereof, we believe that for the remainder of 2007 each of Housekeeping’s and Food’s revenues, as a percentage of consolidated revenues, will remain approximately the same as their respective percentages noted above. Furthermore, we expect the sources of growth for the remainder of 2007 for the respective operating segments will be primarily the same as historically experienced. Accordingly, although there can be no assurance thereof, the growth in Food is expected to come from our current Housekeeping client base, while growth in Housekeeping will primarily come from obtaining new clients.
2007 First Quarter Compared with 2006 First Quarter
     The following table sets forth 2007 first quarter income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage increases of each compared to 2006 first quarter amounts.

				Reportable Segments
		Percent	Corporate and	Housekeeping		Food
	Consolidated	incr (decr)	eliminations	Amount	%incr	Amount	%incr
Revenues	$140,679,000	18.3%	$925,000	$113,201,000	19.3%	$26,553,000	15.2%
Cost of services provided	119,314,000	16.8	(7,939,000)	101,881,000	19.2	25,372,000	13.6
Selling, general and administrative expense	10,511 ,000	15.8	10,511,000	—		—
Investment and interest Income	1,261,000	(6.4)	1,261,000	—		—
Income before income taxes	$12,115,000	34.5%	(386,000)	$11,320,000	20.2	$1,181,000	68.1
Revenues
     Consolidated
     Consolidated revenues increased 18.3% to $140,679,000 in the 2007 first quarter compared to $118,918,000 in the 2006 first quarter as a result of the factors discussed below under Reportable Segments.
     Our Major Client accounted for 16% and 19%, respectively of consolidated revenues in the three month periods ended March 31, 2007 and March 31, 2006. This client completed its previously announced merger on March 14, 2006. Our relationship with the successor entity remains under the same terms and conditions as established prior to the merger. Although we expect to continue the relationship with our Major Client’s successor, there can be no assurance thereof, and the loss of such client would have a material adverse effect on the results of operations of our two operating segments. In addition, if such Major Client’s successor changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.
     Reportable Segments
     Housekeeping’s 19.3% net growth in reportable segment revenues resulted primarily from a 10.7% increase in revenues related to the Summit acquisition and 8.6% increase in revenues attributable to service agreements entered into with new clients.
     Food’s 15.2% net growth in reportable segment revenues is primarily a result of providing this service to existing Housekeeping clients. The Summit acquisition accounted for 3.2% of such increase.
     We derived 15% and 22%, respectively, of Housekeeping and Food’s 2007 first quarter revenues from our Major Client.
Costs of services provided
     Consolidated
     Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues for the 2007 first quarter decreased to 84.8 % from 85.9 % in the corresponding 2006 quarter. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance

Cost of Services Provided-Key Indicators	2007%	2006%	Incr (Decr) %
Bad debt provision	1.4	.3	1.1
Workers’ compensation and general liability insurance	3.0	3.6	( .6)
     The increase in bad debt provision resulted from a nursing home chain filing bankruptcy during the first quarter of 2007. The decrease in workers’ compensation and general liability insurance is primarily a result of reduced payments to claimants due to improved claims’ experience.
     In addition to the key indicators managed on a consolidated basis, the 1.1% decrease in cost of services provided resulted as well from decreases in labor and other labor costs, and housekeeping and food supplies’ expenses discussed below in Reportable Segments.
     Reportable Segments
     Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for the 2007 first quarter decreased slightly to 90.0% from 90.1% in the corresponding 2006 quarter. Cost of services provided for Food, as a percentage of Food revenues, for the 2007 first quarter decreased to 95.6% from 96.9% in the corresponding 2006 quarter.

     The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues, that we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators	2007%	2006%	Decr %
Housekeeping labor and other labor costs	81.2	81.3	( .1)
Housekeeping segment supplies	4.7	5.4	( .7)
Food labor and other labor costs	54.0	54.6	( .6)
Food segment supplies	36.2	37.7	(1.5)
     The decrease in Housekeeping labor and other labor costs, as a percentage of Housekeeping revenues, resulted primarily from efficiencies achieved at the facility level and benefits from the restructuring of our district management network pursuant to the full integration of Summit into our operations as of January 1, 2007.
     The decrease in Housekeeping supplies, as a percentage of Housekeeping revenues, resulted primarily from efficiencies in the purchasing of our laundry and linen services’ supplies.
     The decrease in Food labor and other labor costs, as percentage of Food revenues, resulted primarily from efficiencies achieved.
     The decrease in Food segment supplies, as a percentage of Food segment revenues, is a result of price decreases in vendor purchasing agreements.
Consolidated Selling, General and Administrative Expense
     Consistent with our 18.3% growth in consolidated revenues, selling, general and administrative expenses increased by 15.8% or $1,437,000. However, as a percentage of total consolidated revenues, these expenses decreased slightly to 7.5% in the 2007 first quarter compared to 7.6% in the 2006 first quarter. This percentage decrease resulted primarily from our ability to control these expenses and comparing them to a greater revenue base in the current period. Additionally, as disclosed in Note 10 to the Notes to the Consolidated Financial Statements, 2006 first quarter consolidated selling, general and administrative expense reported herein reflects an adjustment, from the previously reported amount, of approximately $183,000 ($115,000 net of income taxes) resulting from our 2006 cumulative effect of adjustment to deferred compensation liability.
Consolidated Investment and Interest Income
     Investment and interest income, as a percentage of consolidated revenues, decreased slightly to .9% in the 2007 first quarter compared to 1.1% in the 2006 first quarter. The decrease is primarily the result of comparing the investment income to a greater revenue base.

Income before Income Taxes
     Consolidated
     Consistent with the discussion above related to revenues and expenses, consolidated income before income taxes for the 2007 first quarter increased to 8.6%, as a percentage of consolidated revenues, compared to 7.6% in the 2006 first quarter.
     Reportable Segments
     Housekeeping’s 20.2% increase in income before income taxes is attributable to the improvement in the gross profit earned at the facility level of clients currently serviced, as well as the gross profit earned on the 19.3% increase in reportable segment revenues.
     Food’s income before income taxes increased 68.1% on a reportable segment basis which is primarily attributable to an improvement in the gross profit earned at the client facility level of clients currently serviced, as well as the gross profit earned on the 15.2% increase in reportable segment revenues.
Consolidated Income Taxes
     Our effective tax rate at March 31, 2007 was 38.5% compared to our March 31, 2006 effective tax rate of 37%. The increase in the effective tax rate is primarily attributable to the reduction in tax credits available to the company and graduated income tax rates being applied against increased levels of taxable income. Our 38.5% effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes and estimated tax credits available to the company.
Consolidated Net Income
     As a result of the matters discussed above, consolidated net income for the 2007 first quarter increased to 5.3%, as a percentage of consolidated revenues, compared to 4.8% in the 2006 first quarter.
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

     The three policies discussed are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting standards generally accepted in the United States, with no need for our judgment in their application. There are also areas in which our judgment in selecting another available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2006, which contain accounting policies and estimates and other disclosures required by accounting principles generally accepted in the United States.
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

     Summarized below for the three month period ended March 31, 2007 and year ended December 31, 2006 are the aggregate account balances for the three Allowance criteria noted above, net write-offs of client accounts, bad debt provision and allowance for doubtful accounts.

	Aggregate Account
	Balances of Clients
	in Bankruptcy or
	In/Pending	Net Write-Offs	Bad Debt	Allowance for
Period Ended	Collection/Litigation	of Client Accounts	Provision	Doubtful Accounts
March 31, 2007	$10,978,000	$81,000	$1,977,000	$4,612,000
December 31, 2006	$6,098,000	$181,000	$622,000	$2,716,000
     At March 31, 2007, we identified accounts totaling $10,978,000 that require an Allowance based on potential impairment or loss of value. An Allowance totaling $4,612,000 was provided for these accounts at such date. Actual collections of these accounts could differ from that which we currently estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance would decrease net income by $196,000.
     Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends, as more fully discussed under Liquidity and Capital Resources below, and as further described in our 2006 Annual Report on Form 10-K in Part I under ‘‘Risk Factors’’, ‘‘Government Regulation of Clients’’ and ‘‘Service Agreements/Collections’’, change in such a manner as to negatively impact the cash flows of our clients. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.
Accrued Insurance Claims
     We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance, which comprise approximately 29% of our liabilities at March 31, 2007. Our accounting for this plan is affected by various uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We address these uncertainties by regularly evaluating our claims’ pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluations are based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/ or industry trends result in an unfavorable change, it would have a material adverse effect on our consolidated results of operations and financial condition. Under these plans, predetermined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.
     For workers’ compensation, we record a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of our historical data and open claims. The present value of the payout is determined by applying an 8% discount factor against the estimated value of the claims over the estimated remaining pay-out period. Reducing the discount factor by 1% would reduce net income by approximately $45,000. Additionally, reducing the estimated payout period by six months would result in an approximate $92,000 reduction in net income.
     For general liability, we record a reserve for the estimated ultimate amounts to be paid for known claims. The estimated ultimate reserve amount recorded is derived from the estimated claim reserves provided by our insurance carrier reduced by an historical experience factor.
Asset Valuations and Review for Potential Impairment
We review our fixed assets, goodwill and other intangible assets at least annually or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. This review requires that we make assumptions regarding the value of these assets and the changes in circumstances that would affect the carrying value of these assets. If such analysis indicates that a possible impairment may exist, we are then required to estimate the fair value of the asset and, as deemed appropriate, expense all or a portion of the asset. The determination of fair value includes numerous uncertainties, such as the impact of competition on future value. We believe that we have made reasonable estimates and judgments in determining whether our long-term assets have been impaired; however, if there is a material change in the assumptions used in our determination of fair value or if there is a material change in economic conditions or circumstances influencing fair value, we could be required to recognize certain impairment charges in the future. As a result of our most recent reviews, no changes in asset values were required except for recording a $27,000 increase in goodwill relating to the Summit acquisition resulting from additional professional fees incurred in the 2007 first quarter.

Liquidity and Capital Resources
     At March 31, 2007, we had cash and cash equivalents of $78,999,000 and working capital of $148,194,000 compared to December 31, 2006 cash and cash equivalents of $72,997,000 and working capital of $140,627,000. We view our cash and cash equivalents as our principal measure of liquidity. Our current ratio at March 31, 2007 decreased to 5.9 to 1 compared to 6.1 to 1 at December 31, 2006. This decrease resulted primarily from the timing of payments for accrued payroll, accrued and withheld payroll taxes. On an historical basis, our operations have generally produced consistent cash flow and have required limited capital resources. We believe our current and near term cash flow positions will enable us to fund our continued anticipated growth.
     Operating Activities
     The net cash provided by our operating activities was $7,170,000 for the three month period ended March 31, 2007. The principal sources of net cash flows from operating activities for the three month period ended March 31, 2007 were net income, effected for non-cash charges to operations for bad debt provisions, and depreciation and amortization. Additionally, operating activities’ cash flows increased by $6,242,000 as a result of the timing of payments for accrued payroll, accrued and withheld payroll taxes. The operating activity that used the largest amount of cash during the three month period ended March 31, 2007 was a net increase of $4,802,000 in accounts and notes receivable and long-term notes receivable resulting primarily from the 18.3% growth in the Company’s 2007 first quarter revenues.
     Investing Activities
     Our principal use of cash in investing activities for the three month period ended March 31, 2007 was $415,000 for the purchase of housekeeping equipment, computer software and equipment, and laundry equipment installations. Under our current plans, which are subject to revision upon further review, it is our intention to spend an aggregate of $1,500,000 to $2,500,000 during the remainder of 2007 for such capital expenditures.
     Financing Activities
     On February 14, 2007 we paid, to shareholders of record on February 5, 2007, a regular quarterly cash dividend of $.14 per common share. Such regular quarterly cash dividend payment in the aggregate was $3,887,000. Additionally, on April 17, 2007, our Board of Directors declared a regular cash dividend of $.15 per common share to be paid on May 11, 2007 to shareholders of record as of April 27, 2007.
     Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.
     During the first quarter of 2007, we received proceeds of $1,697,000 from the exercise of stock options by employees and directors. Additionally, we recognized an income tax benefit of $1,307,000 from equity compensation plans’ transactions.
     Line of Credit

     We have a $30,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At March 31, 2007, there were no borrowings under the line. However, at such date, we had outstanding a $27,725,000 irrevocable standby letter of credit which relate to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $27,725,000 at March 31, 2007.
     The line of credit requires us to satisfy two financial covenants. Such covenants, and their respective status at March 31, 2007, were as follows:

Covenant Description and Requirement	Status at March 31, 2007
Commitment coverage ratio: cash and cash equivalents must equal or exceed outstanding obligations under the line by a multiple of 2.	Commitment coverage is 2.9

Tangible net worth: must exceed $128,000,000.	Tangible net worth is $151,940,000
     As noted above, we complied with the financial covenants at March 31, 2007 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2007. We believe the line of credit will be renewed at that time.
     Accounts and Notes Receivable
     We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Congress has enacted a number of laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally reliant on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At March 31, 2007 and December 31, 2006, we had $13,700,000 and $13,406,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.
     We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $1,977,000 in the three month period ended March 31, 2007 and $375,000 in the three month period ended March 31, 2006. These provisions represent approximately 1.4% and .3%, as a percentage of total revenues for such respective periods. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.
     At March 31, 2007, amounts due from our Major Client represented less than 1% of our accounts receivable balance. If such client changes its payments terms, it would increase our accounts receivable balance and have a material adverse affect on our cash flows and cash and cash equivalents.
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

     Capital Expenditures
     The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment purchases, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2007, we estimate that for the remainder of 2007 we will have capital expenditures of approximately $1,500,000 to $2,500,000 in connection with housekeeping equipment purchases and laundry and linen equipment installations in our clients’ facilities, as well as expenditures relating to internal data processing hardware and software requirements. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would, if necessary, seek to obtain necessary working capital from such sources as long-term debt or equity financing.
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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.
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
     Based on their evaluation as of March 31, 2007, pursuant to Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act 13a-15(e) are effective.
     In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by our management, including our Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended March 31, 2007, were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Certifications
     Certifications of the Principal Executive Officer and Principal Financial Officer regarding, among other items, disclosure controls and procedures are included as exhibits to this Form 10-Q.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings. Not Applicable
ITEM 1A. Risk Factors
     There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
ITEM 3. Defaults under Senior Securities. Not Applicable
ITEM 4. Submission of Matters to a Vote of Security Holders Not Applicable
ITEM 5. Other Information.
     (a) None
ITEM 6. Exhibits
     (a) Exhibits -
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE SERVICES GROUP, INC.

April 23, 2007	/s/ Daniel P. McCartney
Date	DANIEL P. McCARTNEY, Chief
Executive Officer

April 23, 2007	/s/ Thomas A. Cook
Date	THOMAS A. COOK, President and
Chief Operating Officer

April 23, 2007	/s/ Richard W. Hudson
Date	RICHARD W. HUDSON, Chief
Financial Officer and Secretary