Form 10-Q
period 2007-06-30
HEALTHCARE SERVICES GROUP INC
filed 2007-07-24
CIK 731012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSISTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-120152
HEALTHCARE SERVICES GROUP, INC.
( Exact name of registrant as specified in its charter )

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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value: 28,246,000 shares outstanding as of July 20, 2007.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
     Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,450,000	$72,997,000
Accounts and notes receivable, less allowance for doubtful accounts of $5,376,000 in 2007 and $2,716,000 in 2006	84,323,000	78,086,000
Inventories and supplies	13,523,000	12,640,000
Prepaid income taxes	4,174,000	—
Deferred income taxes	1,481,000	652,000
Prepaid expenses and other	4,762,000	3,862,000

Total current assets	181,713,000	168,237,000
PROPERTY AND EQUIPMENT:
Laundry and linen equipment installations	1,729,000	1,781,000
Housekeeping equipment and office furniture	16,486,000	16,086,000
Autos and trucks	94,000	85,000

	18,309,000	17,952,000
Less accumulated depreciation	13,824,000	13,077,000

	4,485,000	4,875,000
GOODWILL, Less accumulated amortization of $1,743,000 in 2007 and 2006	14,563,000	14,543,000
OTHER INTANGIBLE ASSETS, Less accumulated amortization of of $881,000 in 2007 and $352,000 in 2006	6,619,000	7,148,000
NOTES RECEIVABLE- long term portion, net of discount	7,575,000	7,861,000
DEFERRED COMPENSATION FUNDING	10,372,000	7,385,000
DEFERRED INCOME TAXES- long term portion	6,326,000	5,403,000
OTHER NONCURRENT ASSETS	104,000	104,000

TOTAL ASSETS	$231,757,000	$215,556,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,741,000	$10,139,000
Accrued payroll, accrued and withheld payroll taxes	8,942,000	10,125,000
Other accrued expenses	1,360,000	2,425,000
Income taxes payable	—	274,000
Accrued insurance claims	4,904,000	4,647,000

Total current liabilities	22,947,000	27,610,000

ACCRUED INSURANCE CLAIMS- long term portion	11,442,000	10,843,000
DEFERRED COMPENSATION LIABILITY	10,567,000	11,626,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 100,000,000 shares authorized, 29,616,000 shares issued in 2007 and 28,999,000 in 2006	296,000	290,000
Additional paid in capital	72,268,000	58,809,000
Retained earnings	131,170,000	124,268,000
Common stock in treasury, at cost, 1,415,000 shares in 2007 and 1,517,000 in 2006	(16,933,000)	(17,890,000)

Total stockholders’ equity	186,801,000	165,477,000

TOTAL LIABILITITIES AND STOCKHOLDERS’ EQUITY	$231,757,000	$215,556,000

     See accompanying notes.

Consolidated Statements of Income
          (Unaudited)

	For the Three Months Ended June 30,
	2007	2006
Revenues	$142,377,000	$122,840,000
Operating costs and expenses:
Costs of services provided	121,085,000	105,843,000
Selling, general and administrative	10,105,000	7,957,000
Other Income :
Investment and interest	1,047,000	973,000

Income before income taxes	12,234,000	10,013,000

Income taxes	4,710,000	3,705,000

Net Income	$7,524,000	$6,308,000

Basic earnings per Common Share	$0.27	$0.23

Diluted earnings per Common Share	$0.26	$0.22

Cash dividends per Common Share	$0.15	$0.11

Basic weighted average number of Common Shares outstanding	28,087,000	27,414,000

Diluted weighted average number of Common Shares outstanding	29,140,000	28,691,000

See accompanying notes.

Consolidated Statements of Income
(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
Revenues	$283,056,000	$241,758,000
Operating costs and expenses:
Costs of services provided	240,398,000	208,025,000
Selling, general and administrative	20,616,000	17,031,000
Other Income :
Investment and interest	2,307,000	2,320,000

Income before income taxes	24,349,000	19,022,000

Income taxes	9,375,000	7,038,000

Net Income	$14,974,000	$11,984,000

Basic earnings per Common Share	$0.54	$0.44

Diluted earnings per Common Share	$0.51	$0.42

Cash dividends per Common Share	$0.29	$0.21

Basic weighted average number of Common Shares outstanding	27,930,000	27,367,000

Diluted weighted average number of Common Shares outstanding	29,125,000	28,656,000

See accompanying notes.

     Consolidated Statements of Cash Flows

	(Unaudited)
	For the Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net Income	$14,974,000	$11,984,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,536,000	952,000
Bad debt provision	2,827,000	625,000
Deferred income taxes benefits	(1,752,000)	(693,000)
Stock-based compensation expense	202,000	116,000
Unrealized gain on deferred compensation fund investments	(620,000)	(364,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	(9,064,000)	(6,054,000)
Prepaid income taxes	(4,174,000)	—
Inventories and supplies	(883,000)	(319,000)
Notes receivable- long term portion	286,000	(887,000)
Deferred compensation funding	(736,000)	(248,000)
Accounts payable and other accrued expenses	(3,173,000)	1,438,000
Accrued payroll, accrued and withheld payroll taxes	(410,000)	(357,000)
Accrued insurance claims	855,000	855,000
Deferred compensation liability	727,000	858,000
Income taxes payable	(274,000)	(1,091,000)
Prepaid expenses and other assets	(901,000)	(528,000)

Net cash provided by (used in) operating activities	(580,000)	6,287,000

Cash flows from investing activities:
Disposals of fixed assets	109,000	95,000
Additions to property and equipment	(726,000)	(1,012,000)
Cash paid for acquisition	(20,000)	—

Net cash used in investing activities	(637,000)	(917,000)

Cash flows from financing activities:
Treasury stock transactions in benefit plans	436,000	(79,000)
Dividends paid	(8,072,000)	(5,745,000)
Acquisition of treasury stock	—	(613,000)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	29,000	20,000
Proceeds from the exercise of stock options	4,210,000	1,597,000
Tax benefit from equity compensation plans	5,067,000	763,000

Net cash provided by (used in) financing activities	1,670,000	(4,057,000)

Net increase in cash and cash equivalents	453,000	1,313,000

Cash and cash equivalents at beginning of the period	72,997,000	91,005,000

Cash and cash equivalents at end of the period	$73,450,000	$92,318,000

Supplementary Cash Flow Information:
Income taxes cash payments, net of refunds	$10,508,000	$8,057,000

Reclassification of deferred compensation obligation pursuant to plan amendment	$3,426,000	$—

Issuance of 43,000 shares of Common Stock in 2007 and 64,000 shares of Common Stock in 2006 pursuant to Employee Stock Plans	$1,254,000	$728,000

See accompanying notes.

Consolidated Statements of Stockholders’ Equity
(Unaudited)

	For the Six Months Ended June 30, 2007
			Additional
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
Balance, December 31, 2006	28,999,000	$290,000	$58,809,000	$124,268,000	($17,890,000)	$165,477,000

Net income for the period				14,974,000		14,974,000

Exercise of stock options and other stock-based compensation, net of 10,000 shares tendered for payment	617,000	6,000	4,204,000			4,210,000

Tax benefit arising from equity compensation plans’ transactions			5,067,000			5,067,000

Shares purchased and shares sold in employee Deferred Compensation Plan and other benefit plans (59,000 shares)					436,000	436,000

Shares issued pursuant to Employee Stock Plans (43,000 shares)			745,000		509,000	1,254,000

Cash dividends — $.29 per common share				(8,072,000)		(8,072,000)

Shares issued pursuant to Dividend Reinvestment Plan (1,000 shares)			17,000		12,000	29,000

Reclassification of deferred compensation plan obligation			3,426,000			3,426,000

Balance, June 30, 2007	29,616,000	$296,000	$72,268,000	$131,170,000	($16,933,000)	$186,801,000

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Reporting
     The accompanying financial statements are unaudited and do not include certain information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. However, in our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 2006 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 2006. The financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for either the quarter or the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year.
     Inventories and supplies include housekeeping, linen and laundry supplies, as well as food provisions. Inventories and supplies are stated at cost to approximate a first-in, first-out (FIFO) basis. Linen supplies are amortized over a 24 month period.
Note 2 — Acquisition
     On September 18, 2006, effective as of August 31, 2006, our wholly-owned subsidiary HCSG Merger, Inc acquired 100% of the common stock of Summit Services Group, Inc (“Summit”) in a transaction accounted for under the purchase method of accounting. Summit is a provider of professional housekeeping, laundry and food services to long-term care and related facilities. In conjunction with the acquisition, the aggregate consideration to the Summit shareholders was comprised of a cash payment of approximately $9,460,000 and the issuing of approximately 369,000 shares of our common stock to such selling shareholders of Summit (valued at approximately $8,516,000). Additionally as of June 30, 2007, we have incurred total transactions costs of approximately $296,000 (including $20,000 in the 2007 six month period), consisting primarily of accounting and legal fees.
     As noted, the Summit acquisition is being accounted for under the purchase method of accounting. The acquisition was not considered a material transaction. Accordingly, supplemental pro forma information reflecting the acquisition of Summit as if it occurred on January 1, 2006 has not been provided. Furthermore, our results of operations for the quarter and six month period ended June 30, 2006 included in this report do not include Summit’s operations. Additionally, effective January 1, 2007, Summit’s operations were fully integrated into our operations.

Note 3 — Goodwill and Other Intangible Assets
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
     The following table sets forth the amounts of our identifiable intangible assets subject to amortization, which were acquired in the Summit acquisition, and the amortization expense recognized thereon for the quarter and six month period ended June 30, 2007:

	Acquisition	Amortization Expense
	Amount	2nd Quarter	Six Months
Customer Relationships	$6,700,000	$240,000	$479,000
Non-compete Agreements	800,000	25,000	50,000

Total	$7,500,000	$265,000	$529,000

     The customer relationships have a weighted-average amortization period of seven years and the non-compete agreements have a weighted-average amortization period of eight years. The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remaining six months in our 2007 fiscal year and following four fiscal years:

	Customer	Non-Compete
Period/Year	Relationships	Agreements	Total
July 1 to December 31, 2007	$479,000	$50,000	$529,000
2008	$957,000	$100,000	$1,057,000
2009	$957,000	$100,000	$1,057,000
2010	$957,000	$100,000	$1,057,000
2011	$957,000	$100,000	$1,057,000
     The following table sets forth the amount of goodwill as of June 30, 2007 which is subject to impairment testing, rather than amortization and the adjustments, if any, to the amounts of such goodwill during the six months ended June 30, 2007.

	Summit	All other	Total
Goodwill as of December 31, 2006	$12,931,000	$1,612,000	$14,543,000
Goodwill adjustments during 2007 six month period ended June 30(1)	20,000	—	20,000

Goodwill as of June 30, 2007	$12,951,000	$1.612,000	$14,563,000

(1)	Goodwill adjusted during the six month period relates to professional fees expense incurred in connection with the Summit acquisition.

     The following table sets forth by reportable operating segment, as described in Note 5 herein, the amounts of goodwill:

Segment	Amount
Food	$1,350,000
Housekeeping	13,213,000

Total	$14,563,000

Note 4 — Other Contingencies
     We have a $30,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At June 30, 2007, there were no borrowings under the line of credit. However, at such date, we had outstanding a $27,725,000 irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letters of credit issued, the amount available under the line of credit was reduced by $27,725,000 at June 30, 2007. The line of credit requires us to satisfy two financial covenants. We are in compliance with the financial covenants at June 30, 2007 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2008. We believe the line of credit will be renewed at that time.
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
     At June 30, 2007 and December 31, 2006 we had unsettled tax assessments from state taxing authorities of $660,000 ($405,000, net of federal income taxes) and $580,000 ($363,000, net of federal income taxes), respectively. With respect to these assessments, we recorded a reserve at June 30, 2007 of $385,000 ($237,000, net of federal income taxes) and December 31, 2006 of $320,000 ($175,000 net of federal income taxes).
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
Note 5 — Segment Information
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

	Housekeeping	Food	Corporate and
	services	services	eliminations		Total
Quarter Ended June 30, 2007
Revenues	$115,137,000	$27,174,000	$66,000		$142,377,000
Income before income taxes	$11,319,000	$772,000	$143,000	(1)	$12,234,000

Quarter Ended June 30, 2006
Revenues	$98,291,000	$24,673,000	$(124,000)		$122,840,000
Income before income taxes	$9,436,000	$915,000	$(338,000	)(1)	$10,013,000

	Housekeeping	Food	Corporate and
	services	services	eliminations		Total
Six Months Ended June 30, 2007
Revenues	$228,339,000	$53,726,000	$991,000		$283,056,000
Income before income taxes	$22,639,000	$1,953,000	$(243,000	)(1)	$24,349,000

Six Months Ended June 30, 2006
Revenues	$193,150,000	$47,712,000	$896,000		$241,758,000
Income before income taxes	$18,851,000	$1,617,000	$(1,446,000	)(1)	$19,022,000

(1)	represents primarily corporate office cost and related overhead, as well as consolidated subsidiaries’ operating expenses that are not allocated to the reportable segments.
     Total Revenues from Clients
     The following revenues earned from clients differ from segment revenues reported above due to the inclusion of adjustments used for segment reporting purposes by management. We earned total revenues from clients in the following service categories:

	For the Quarter Ended June 30,
	2007	2006
Housekeeping services	$80,431,000	$69,039,000
Laundry and linen services	34,636,000	28,880,000
Food Services	26,766,000	24,301,000
Maintenance services and Other	544,000	620,000

	$142,377,000	$122,840,000

	For the Six Months Ended June 30,
	2007	2006
Housekeeping services	$159,959,000	$136,347,000
Laundry and linen services	68,848,000	56,971,000
Food Services	53,085,000	47,210,000
Maintenance services and Other	1,164,000	1,230,000

	$283,056,000	$241,758,000

     Major Client
     We have one client, a nursing home chain, which accounted for the respective percentages of our revenues as detailed below:

	2007	2007
	Six months	2nd quarter
Total revenues	16%	16%
Housekeeping	15%	15%
Food	22%	22%

	2006	2006
	Six months	2nd quarter
Total revenues	19%	19%
Housekeeping	17%	17%
Food	27%	27%

     Additionally, at both June 30, 2007 and December 31, 2006, amounts due from such client represented less than 1% of our accounts receivable balance. This client completed its previously announced merger on March 14, 2006. Our relationship with the successor entity remains under the same terms and conditions as established prior to the merger. Although we expect to continue the relationship with this client, there can be no assurance thereof. The loss of such client, or a significant reduction in revenues from such client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.
Note 6 — Earnings Per Common Share
     A reconciliation of the numerator and denominator of basic and diluted earnings per common share is as follows:

	Quarter Ended June 30, 2007
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net income	$7,524,000

Basic earnings per common share	$7,524,000	28,087,000	$.27
Effect of dilutive securities:
Options		1,053,000	(.01)

Diluted earnings per common share	$7,524,000	29,140,000	$.26

	Quarter Ended June 30, 2006
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net income	$6,308,000

Basic earnings per common share	$6,308,000	27,414,000	$.23
Effect of dilutive securities:
Options		1,277,000	(.01)

Diluted earnings per common share	$6,308,000	28,691,000	$.22

	Six Months Ended June 30, 2007
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net income	$14,974,000

Basic earnings per common share	$14,974,000	27,930,000	$.54
Effect of dilutive securities:
Options		1,195,000	(.03)

Diluted earnings per common share	$14,974,000	29,125,000	$.51

	Six Months Ended June 30, 2006
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net income	$11,984,000
Basic earnings per common share	$11,984,000	27,367,000	$.44
Effect of dilutive securities:
Options		1,289,000	(.02)
Diluted earnings per common share	$11,984,000	28,656,000	$.42
     No outstanding options were excluded from the computation of diluted earnings per common share for either of the three or six month periods ended June 30, 2007 as none have an exercise price in excess of the average market value of our common stock during such periods.
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
Note 7 – Dividends
     We have paid regular quarterly cash dividends since the second quarter of 2003. During the six month period ended June 30, 2007, we paid regular cash dividends totaling $8,072,000 as follows.

	1st Quarter	2nd Quarter
Cash dividend per common share	$.14	$.15
Total cash dividends paid	$3,886,000	$4,186,000
Record date	February 5	April 27
Payment date	February 14	May 11
     On July 17, 2007, our Board of Directors declared a regular quarterly cash dividend payment of $.16 per common share to be paid on August 10, 2007 to shareholders of record as of July 27, 2007.
     Additionally, on July 17,2007, our Board of Directors also declared a three-for-two stock split in the form of a 50% stock dividend payable on August 10, 2007 to holders of record at the close of business August 3, 2007. All fractional share interests will be rounded up to the nearest whole number. The effect of this stock dividend will be to increase Common Shares outstanding by approximately 14,125,000 shares. All per share information presented in this report has not been affected for the stock dividend.
Note 8 – Share-Based Compensation
     During the six month period ended June 30, 2007, the stock option activity under our 2002 Stock Option Plan, 1995 Incentive and Non-Qualified Stock Option Plan for key employees, and 1996 Non-Employee Director’s Stock Option Plan (collectively the “Stock Option Plans”), was as follows:

			Weighted
			Average
			Remaining
			Contractual	Aggregate
	Weighted Average	Number	Life	Intrinsic
	Price	of Shares	( In Years)	Value
Outstanding, January 1, 2007	$8.70	2,434,000
Granted	—	—
Cancelled	20.71	(1,000)
Exercised	6.87	628,000)

Outstanding and exercisable at June 30, 2007	$9.34	1,805,000	4.86	$36,406,000

The following table summarizes information about stock options outstanding at June 30, 2007.

		Options Outstanding				Options Exercisable
			Average	Weighted		Weighted
			Remaining	Average		Average
Exercise		Number	Contractual	Exercise	Number	Exercise
Price Range		Outstanding	Life	Price	Exercisable	Price
$2.25 –	4.11	618,000	3.14	$3.76	618,000	$3.76
$5.43 –	8.29	583,000	6.06	7.17	583,000	7.17
$13.65 –	13.65	306,000	7.49	13.65	306,000	13.65
$20.71 –	20.71	298,000	3.50	20.71	298,000	20.71

		1,805,000	4.86	$9.34	1,805,000	$9.34

     Other information pertaining to option activity during the six month periods ended June 30, 2007 and June 30, 2006 was as follows:

	June	June
	30, 2007	30,2006
Weighted average grant-date fair value of stock options granted:	Not applicable	Not applicable
Total fair value of stock options vested:	Not applicable	Not applicable
Total pre-tax intrinsic value of stock options exercised:	$13,389,000	$2,226,000
     Under our Plans at June 30, 2007, in addition to the 1,805,000 issuable pursuant to outstanding option grants, an additional 1,819,000 shares of our Common Stock are available for future grants. Options outstanding and exercisable were granted at stock option prices which were not less than the fair market value of our Common Stock on the date the options were granted and no option has a term in excess of ten years. Additionally, options vested and became exercisable either on the date of grant or commencing six months from the option grant date.

     The pre-tax share-based employee compensation expense recorded in the three and six month periods ended June 30, 2007 and June 30, 2006 resulted solely from the estimated value to be recognized from the share-based payments of our Employee Stock Purchase Plan (“ESPP”). It is estimated, at this time, that the expense attributable to such share-based payments in each of the subsequent quarters of 2007 will approximate the average of the amounts recorded in the 2007 first and second quarter. However, such future expense related to our ESPP will be impacted by and be dependent on the change in our stock price over the remaining period up to the December 31, 2007 measurement date.
     The pre-tax amounts expensed and assumptions utilized in estimating the fair value under the Black-Scholes option pricing model of our ESPP for the three and six month periods ended June 30, 2007 and June 30, 2006, respectively were:

	2007		2006
	Quarter	Six Months	Quarter	Six Months
Pre-tax shared-based compensation expense	$89,000	$192,000	$35,000	$116,000
Risk-free interest rate	4.8%	4.8%	4.5%	4.5%
Expected volatility	27.5%	27.5%	34.5%	34.5%
Weighted average expected life (in years)	.5	.5	.5	.5
Dividend yield	2.0%	2.0%	2.1%	2.1%
     Although as of June 30, 2007 we have not granted any other shared-based compensation, we expect to grant employee stock options during the remainder of 2007. We would, at that time, recognize share-based compensation expense attributable to the issuance of such options. Although such impact could be material to 2007 and future results, the impact cannot be reasonably estimated at this time because it will depend on certain factors which will not be known until the granting of the options.
     We may issue new common stock shares or re-issue common stock shares from treasury to satisfy our obligations under any of our share-based compensation plans.
Note 9 – Related Party Transactions
     One of our directors, as well as the brother of an officer and director (collectively “Related Parties”), have separate ownership interests in several different client facilities which have entered into service agreements with us. During the six month periods ended June 30, 2007 and June 30, 2006, the service agreements with the client facilities in which the Related Parties have ownership interests resulted in revenues of $2,519,000 and $3,963,000, respectively. At June 30, 2007 and December 31, 2006, accounts and notes receivable from such facilities of $2,675,000 and $3,027,000, respectively, are included in the accompanying consolidated balance sheets.
     Another of our directors is a member of a law firm which was retained by us. During the six month periods’ ended June 30, 2007 and June 30, 2006, fees received from us by such firm did not exceed $100,000 in either period. Additionally, such fees did not exceed, in either period, 5% of such firm’s revenues.

Note 10- Cumulative Effect of Adjustment to Deferred Compensation Liability
     At December 31, 2006, a cumulative effect of adjusting our deferred compensation liability resulted from applying the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 108 (“SAB No. 108)”. We have adopted SAB No. 108 at December 31, 2006 and for the year then ended. Historically, the appreciation on our Common Stock held in our Deferred Compensation Plan (the “Plan”) trust account was not recognized in the reporting of the deferred compensation liability. In accordance with the guidance provided by Emerging Issues Task Force Issue No. 97-14 (“EITF No. 97-14), in the year ended December 31, 2006, we increased our recorded deferred compensation liability to reflect the current fair market value of our shares held in the Plan trust account. Prior to the adoption of SAB No. 108, we used the “rollover” method described therein in evaluating the materiality of financial statements’ adjustments. We determined the impact from the adjustment to be immaterial to 2006 and prior periods’ financial results under the “rollover” method. Pursuant to the guidance of SAB No. 108, the adjustment to the liability was accomplished by the recording in 2006 of the cumulative effect, as of January 1, 2006, of a $1,432,000 ($856,000 net of income taxes) increase to correct the liability balance as of December 31, 2005, with a corresponding charge to retained earnings 2006 beginning balance. Additionally, the 2006 financial statements were affected by an adjustment of approximately $970,000 ($605,000 net of income taxes) to increase the liability with a corresponding charge to deferred compensation expense to reflect the changes in fair market value of our Common Stock held in the Plan trust account during 2006. Of this adjustment, approximately $166,000 was applicable to and decreased previously reported 2006 second quarter selling, general and administrative expense. For the six month period ended June 30, 2006 such adjustment resulted in an increase to previously reported selling, general and administrative expense of $17,000. Accordingly, this adjustment resulted in increasing previously reported 2006 second quarter net income by $105,000 and decreasing previously reported 2006 six month net income by $10,000. The adjustment had no affect on either period’s previously reported basic or diluted earnings per common share.
     On March 15, 2007, effective May 31, 2007, the Plan document was amended to modify a participant’s right to diversify his investment in the Company’s common stock. Such amendment eliminates a participant’s option to transfer funds in or out of the Company common stock investment option as of the effective date. Any Company common stock investment in a participant’s account, as of June 1, 2007, will remain in such account and be distributed to him in-kind at the time of his payment of benefits. Accordingly, at June 1, 2007, the deferred compensation liability, net of income taxes, related to Company common stock investments was reclassified to stockholders’ equity. Subsequent changes to fair value of such investments will not be recognized. The deferred compensation liability, related to the Mutual Funds or other than Company common stock investment options, continue to be recorded at the fair value of the investments held in the trust and is included in the consolidated balance sheets in deferred compensation liability.

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
     Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007.
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

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward Looking Statements
     This report and documents incorporated by reference into this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, are not historical facts but rather based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “believes”, “anticipates”, “plans”, “expects”, “will”, “goal”, and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; one client accounting for approximately 16% of revenues in the six month period ended June 30, 2007-(see Note 5, ‘‘Major Client’’ in the accompanying Notes to Consolidated Financial Statements); risks associated with our acquisition of Summit Services Group, Inc., including integration risks and costs, or such business not achieving expected financial results or synergies or failure to otherwise perform as expected; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, including state and local regulations pertaining to the taxability of our services; and the risk factors described in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006 in Part I thereof under ‘‘Government Regulation of Clients’’, ‘‘Competition’’, ‘‘Service Agreements/Collections’’, and under Item IA “Risk Factors”. Many of our clients’ revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which Congress has affected through the enactment of a number of major laws during the past decade. These laws have significantly altered, or threatened to alter, overall government reimbursement funding rates and mechanisms. The overall effect of these laws and trends in the long-term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing services could not be passed on to our clients.
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

RESULTS OF OPERATIONS
The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of June 30, 2007 and December 31, 2006 and the periods then ended, and the notes accompanying those financial statements.
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
     As disclosed in Note 10 of the Notes to the Consolidated Financial Statements, in 2006 we recorded a cumulative effect of adjusting our deferred compensation liability which resulted from applying the provisions of SAB No. 108. Prior to the adoption of SAB No. 108, we used the “rollover” method described therein in evaluating the materiality of financial statements’ adjustments. We determined the impact from the adjustment to be immaterial to current and prior periods’ financial results under the “rollover” method. Additionally, we have evaluated the adjustment using the dual approach method described in SAB No. 108. Pursuant to the guidance of SAB No. 108, the adjustment to the liability was accomplished by the recording in 2006 of the cumulative effect, as of January 1, 2006, of a $1,432,000 ($856,000 net of income taxes) increase to correct the liability balance as of December 31, 2005. Offsetting this increase to our liability was a corresponding charge to retained earnings 2006 beginning balance. Additionally, the 2006 financial statements were affected by the adjustment through an approximately $970,000 ($605,000 net of income taxes) increase to the liability with a corresponding charge to deferred compensation expense to reflect the changes in fair market value during 2006. Of this adjustment, approximately $166,000 ($105,000 net of income taxes) was applicable to, and increased previously reported 2006 second quarter results. Additionally, this adjustment decreased previously reported 2006 six month period results by approximately $17,000 ($10,000 net of income taxes). The results for such periods included within this report reflect the adjustment.
Overview
     We provide housekeeping, laundry, linen, facility maintenance and food services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe that we are the largest provider of housekeeping and laundry services to the long-term care industry in the United States, rendering such services to approximately 2,000 facilities in 47 states as of June 30, 2007. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.
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
     In addition to Summit (whose operations were fully integrated into Healthcare’s on January 1, 2007), we operate two wholly-owned subsidiaries, HCSG Supply, Inc. (“Supply”) and Huntingdon Holdings, Inc. (“Huntingdon”). Supply purchases, warehouses and distributes the supplies and equipment used in providing our Housekeeping services. Huntingdon invests our cash and cash equivalents.
      Consolidated Operations
     The following table sets forth, for the periods indicated, the percentage which certain items bear to consolidated revenues:

	Relation to Consolidated Revenues
	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	85.0	86.2	84.9	86.1
Selling, general and administration	7.1	6.5	7.3	7.0
Investment and interest income	.7	.8	.8	1.0

Income before income taxes	8.6	8.1	8.6	7.9
Income taxes	3.3	3.0	3.3	2.9

Net income	5.3%	5.1%	5.3%	5.0%

     Subject to the factors noted in the Cautionary Statement Regarding Forward Looking Statements included in this report, we anticipate our financial performance for the remainder of 2007 to be comparable to the six month period ended June 30, 2007 percentages presented in the above table as they relate to consolidated revenues. However, future expense associated with our share-based compensation plans may vary and impact future 2007 periods, as such expense is dependent on changes in our stock price, as well as other measurement and vesting attributes of the compensation grant.
     Housekeeping is our largest and core reportable segment, representing approximately 80% of consolidated revenues for both the quarter and six month period ended June 30, 2007. Food revenues represented approximately 20% of consolidated revenues for such periods.
     Although there can be no assurance thereof, we believe that for the remainder of 2007 each of Housekeeping’s and Food’s revenues, as a percentage of consolidated revenues, will remain approximately the same as their respective percentages noted above. We believe the growth in Food will come from our current Housekeeping client base, while growth in Housekeeping will primarily come from obtaining new clients.
2007 Second Quarter Compared with 2006 Second Quarter
     The following table sets forth 2007 second quarter income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage increases of each compared to 2006 second quarter amounts.

				Reportable Segments
		Percent	Corporate and	Housekeeping		Food
	Consolidated	increase	eliminations	Amount	%incr	Amount	%incr
Revenues	$142,377,000	15.9%	$66,000	$115,137,000	17.1%	$27,174,000	10.1%
Cost of services provided	121,085,000	14.4	(9,135,000)	103,818,000	16.8	26,402,000	11.1
Selling, general and administrative expense	10,105,000	27.0	10,105,000	—		—
Investment and interest income	1,047,000	7.6	1,047,000	—		—
Income before income taxes	$12,234,000	22.2%	143,000	$11,319,000	19.9%	$772,000	(15.6)%
Revenues
Consolidated
     Consolidated revenues increased 15.9% to $142,377,000 in the 2007 second quarter compared to $122,840,000 in the 2006 second quarter as a result of the factors discussed below under Reportable Segments.
     Our Major Client accounted for 16% and 19%, respectively of consolidated revenues in the three month periods ended June 30, 2007 and June 30, 2006. This client completed its previously announced merger on March 14, 2006. Our relationship with the successor entity (Major Client) remains under the same terms and conditions as established prior to the merger. Although we expect to continue the relationship with our Major Client’s successor, there can be no assurance thereof, and the loss of such client would have a material adverse effect on the results of operations of our two operating segments. In addition, if such Major Client’s successor changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

     Reportable Segments
     Housekeeping’s 17.1% net growth in reportable segment revenues resulted primarily from a 10.2% increase in revenues related to the Summit acquisition and 6.9% increase in revenues attributable to service agreements entered into with new clients.
     Food’s 10.1% net growth in reportable segment revenues is primarily a result of providing this service to existing Housekeeping clients. The Summit acquisition accounted for 3.0% of such increase.
     We derived 15% and 22%, respectively, of Housekeeping and Food’s 2007 second quarter revenues from our Major Client.
Costs of services provided
Consolidated
     Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues for the 2007 second quarter decreased to 85.0 % from 86.2 % in the corresponding 2006 quarter. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance

Cost of Services Provided-Key Indicators	2007%	2006%	Incr (Decr) %
Bad debt provision	.6	.2	.4
Workers’ compensation and general liability insurance	3.3	4.0	(.7)
     The increase in bad debt provision resulted from a nursing home chain filing bankruptcy during 2007. The decrease in workers’ compensation and general liability insurance is primarily a result of reduced payments to claimants due to improved claims’ experience.
     Reportable Segments
     Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for the 2007 second quarter decreased to 90.2% from 90.4% in the corresponding 2006 quarter. Cost of services provided for Food, as a percentage of Food revenues, for the 2007 second quarter increased to 97.2% from 96.3% in the corresponding 2006 quarter.
     The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues, which we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators	2007%	2006%	Incr (Decr) %
Housekeeping labor and other labor costs	81.6	81.4	.2
Housekeeping supplies	5.6	5.4	.2
Food labor and other labor costs	55.0	54.3	.7
Food supplies	36.0	37.0	(1.0)
     The slight increase in Housekeeping labor and other labor costs, as a percentage of Housekeeping revenues, resulted from not managing these costs as efficiently as compared to prior periods. The increase in Housekeeping supplies resulted primarily from price increases from suppliers in the cost of supplies for our housekeeping services.

     Other than the above discussion on the Housekeeping segment key indicators, the net .2% decrease in Housekeeping cost of services provided in comparing the quarters resulted primarily from achieving favorable variances in many direct expenses which are not deemed to be key indicators.
     The increase in Food labor and other labor costs, as a percentage of Food revenues, resulted from not managing these costs as efficiently as compared to prior periods. The decrease in Food supplies, as a percentage of Food revenues, is a result of price decreases in vendor purchasing agreements.
Consolidated Selling, General and Administrative Expense
     Consistent with our 15.9% growth in consolidated revenues, selling, general and administrative expenses increased by 27.0% or $2,148,000. Additionally, as a percentage of total consolidated revenues, these expenses increased to 7.1% in the 2007 second quarter compared to 6.5% in the 2006 second quarter. This percentage increase resulted primarily from increases in the computer processing and related software enhancement costs, as well as other general price increases on the various cost items within this category.
Income before Income Taxes
     Consolidated
     As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for the 2007 second quarter increased to 8.6%, as a percentage of consolidated revenues, compared to 8.1% in the 2006 second quarter.
     Reportable Segments
     Housekeeping’s 19.9% increase in income before income taxes is attributable to the improvement in the gross profit earned at the client facility level and the gross profit earned on the 17.1% increase in reportable segment revenues.
     Food’s income before income taxes decreased 15.6% on a reportable segment basis which is primarily attributable to a decline in the gross profit earned at certain clients’ facility level operations, which was offset by the gross profit earned on the 10.1% increase in reportable segment revenues.
Consolidated Investment and Interest Income
     Investment and interest income, as a percentage of consolidated revenues, was .7% in the 2007 second quarter compared to .8% in the 2006 second quarter. The net decrease is attributable to the decrease in market value of the investments held in our Deferred Compensation Fund, which was offset by improved rates of return on the higher cash and cash equivalents’ average balances.
Consolidated Income Taxes
     Our effective tax rate for the quarter ended June 30, 2007 was 38.5% compared to our June 30, 2006 effective tax rate of 37%. The increase in the effective tax rate is primarily a result of a reduction in tax credits available to the Company and graduated income tax rates being applied against increased levels of taxable income. Our 38.5% effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes.
Consolidated Net Income
     As a result of the matters discussed above, consolidated net income for the 2007 second quarter increased to 5.3%, as a percentage of consolidated revenues, compared to 5.1% in the 2006 second quarter.
2007 Six Month Period Compared with 2006 Six Month Period
     The following table sets forth for the six month period ended June 30, 2007 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage increases of each compared to the six month period ended June 30, 2006 amounts.

				Reportable Segments
		Percent	Corporate and	Housekeeping		Food
	Consolidated	incr(decr)	eliminations	Amount	%incr	Amount	%incr
Revenues	$283,056,000	17.1%	$991,000	$228,339,000	18.2%	$53,726,000	12.6%
Cost of services provided	240,398,000	15.6	(17,075,000)	205,699,000	18.0	51,774,000	12.3
Selling, general and administrative expense	20,616,000	21.0	20,616,000	—		—
Investment and interest income	2,307,000	( .5)	2,307,000	—		—
Income before income taxes	$24,349,000	28.0%	(242,000)	$22,639,000	20.1%	$1,952,000	20.7%
Revenues
     Consolidated
     Consolidated revenues increased 17.1% to $283,056,000 in the six month period ended June 30, 2007 compared to $241,758,000 in the same 2006 period as a result of the factors discussed below under Reportable Segments.
     Our Major Client accounted for 16% and 19%, respectively of consolidated revenues in the six month periods ended June 30, 2007 and June 30, 2006.
Reportable Segments
     Housekeeping’s 18.2% net growth in reportable segment revenues resulted primarily from a 10.5% increase in revenues related to the Summit acquisition and 7.7 % increase in revenues attributable to service agreements entered into with new clients.
     Food’s 12.6% net growth in reportable segment revenues is a result of providing this service to existing Housekeeping clients. The Summit acquisition accounted for 3.1% of this segment’s revenue growth.
     We derived 15% and 22%, respectively, of Housekeeping and Food’s 2007 six month period’s revenues from the Major Client.
Costs of services provided
     Consolidated
     Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues for the six month period ended June 30, 2007 decreased to 84.9% from 86.1% in the corresponding 2006 period. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance

			Incr
Cost of Services Provided-Key Indicators	2007%	2006%	(Decr) %
Bad debt provision	1.0	.3	.7
Workers’ compensation and general liability insurance	3.2	3.8	(.6)
     The increase in bad debt provision resulted from a nursing home chain filing bankruptcy during 2007. The decrease in workers’ compensation and general liability insurance is primarily a result of reduced payments to claimants due to improved claims’ experience.
     Reportable Segments
     Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for the six month period ended June 30, 2007 decreased slightly to 90.1% from 90.2% in the corresponding 2006 period. Cost of services provided for Food, as a percentage of Food revenues, for the 2007 six month period decreased to 96.4% from 96.6% in the corresponding 2006 six month period.
     The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues, that we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators	2007%	2006%	Incr (Decr) %
Housekeeping labor and other labor costs	81.4	81.3	.1
Housekeeping supplies	5.2	5.4	(.2)
Food labor and other labor costs	54.5	54.4	.1
Food supplies	35.9	37.3	(1.4)
     The slight increase in Housekeeping labor and other labor costs, as a percentage of Housekeeping revenues, resulted from not managing these costs as efficiently as compared to prior periods. The decrease in Housekeeping supplies resulted primarily from efficiencies in the purchasing of supplies consumed in performing our laundry and linen services.
     The slight increase in Food labor and other labor costs, as a percentage of Food revenues, resulted from not managing these costs as efficiently as compared to prior periods. The decrease in Food segment supplies, as a percentage of Food segment revenues, is a result of price decreases in vendor purchasing agreements.
Consolidated Selling, General and Administrative Expense
     Consistent with our 17.1% growth in consolidated revenues, selling, general and administrative expenses increased by 21.0% or $3,585,000 in comparing the six month periods ended June 30, 2007 and June 30, 2006. However, as a percentage of total consolidated revenues, these expenses increased by only .3% to 7.3% in the 2007 period as compared to 7.0% in the 2006 period. This percentage increase resulted primarily from general price increases on the various cost items within this category.
Consolidated Investment and Interest Income
     Investment and interest income, as a percentage of consolidated revenues, decreased slightly to .8% in the 2007 six month period compared to 1.0% in the same 2006 period.

Investment and interest income earned on participants’ deferred compensation plan accounts contributed approximately .3% and .1%, respectively of the 2007 and 2006 six month periods investment and interest income. The net decrease is primarily the result of comparing the investment income to a greater revenue base.
Income before Income Taxes
     Consolidated
     As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for the six month period ended June 30, 2007 increased to 8.6%, as a percentage of consolidated revenues, compared to 7.9% in the same 2006 period.
     Reportable Segments
     Housekeeping’s 20.1% increase in income before income taxes is attributable to the improvement in the gross profit earned at the client facility level and the gross profit earned on the 18.2% increase in reportable segment revenues.
     Food’s income before income taxes increased 20.7% on a reportable segment basis which is primarily attributable to an improvement in the gross profit earned at the client facility level and the gross profit earned on the 12.6% increase in reportable segment revenues.
Consolidated Income Taxes
     Our effective tax rate for the six month period ended June 30, 2007 was 38.5% compared to our June 30, 2006 effective tax rate of 37%. The increase in the effective tax rate is primarily attributable to the reduction in tax credits available to the Company and graduated income tax rates being applied against increased levels of taxable income. Our 38.5% effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes and estimated tax credits available to the Company.
Consolidated Net Income
     As a result of the matters discussed above, consolidated net income for the six months ended June 30, 2007 increased to 5.3%, as a percentage of consolidated revenues, compared to 5.0% in six month period ended June 30, 2006.

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
     Summarized below for the six month period ended June 30, 2007 and year ended December 31, 2006 are the aggregate account balances for the three Allowance criteria noted above, net write-offs of client accounts, bad debt provision and allowance for doubtful accounts.

	Aggregate Account
	Balances of Clients
	in Bankruptcy or
Period	In/Pending	Net Write-Offs	Bad Debt	Allowance for
Ended	Collection/Litigation	of Client Accounts	Provision	Doubtful Accounts
June 30, 2007	$10,473,000	$167,000	$2,827,000	$5,376,000
December 31, 2006	$6,098,000	$181,000	$622,000	$2,716,000
     At June 30, 2007, we identified accounts totaling $10,473,000 that require an Allowance based on potential impairment or loss of value. An Allowance totaling $5,376,000 was provided for these accounts at such date. Actual collections of these accounts could differ from that which we currently estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance would decrease net income by $157,000.
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

Accrued Insurance Claims
     We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance, which comprise approximately 36% of our liabilities at June 30, 2007. Our accounting for this plan is affected by various uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We address these uncertainties by regularly evaluating our claims’ pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluations are based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/ or industry trends result in an unfavorable change, it would have a material adverse effect on our consolidated results of operations and financial condition. Under these plans, predetermined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.
     For workers’ compensation, we record a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of our historical data and open claims. The present value of the payout is determined by applying an 8% discount factor against the estimated value of the claims over the estimated remaining pay-out period. Reducing the discount factor by 1% would reduce net income by approximately $40,000. Additionally, reducing the estimated payout period by six months would result in an approximate $95,000 reduction in net income.
     For general liability, we record a reserve for the estimated ultimate amounts to be paid for known claims. The estimated ultimate reserve amount recorded is derived from the estimated claim reserves provided by our insurance carrier reduced by an historical experience factor.
Asset Valuations and Review for Potential Impairment
     We review our fixed assets, goodwill and other intangible assets at least annually or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. This review requires that we make assumptions regarding the value of these assets and the changes in circumstances that would affect the carrying value of these assets. If such analysis indicates that a possible impairment may exist, we are then required to estimate the fair value of the asset and, as deemed appropriate, expense all or a portion of the asset. The determination of fair value includes numerous uncertainties, such as the impact of competition on future value. We believe that we have made reasonable estimates and judgments in determining whether our long-term assets have been impaired; however, if there is a material change in the assumptions used in our determination of fair value or if there is a material change in economic conditions or circumstances influencing fair value, we could be required to recognize certain impairment charges in the future. As a result of our most recent reviews, no changes in asset values were required except for recording a $20,000 increase in goodwill relating to the Summit acquisition resulting from additional professional fees incurred in the six month period ended June 30, 2007.

Liquidity and Capital Resources
     At June 30, 2007, we had cash and cash equivalents of $73,450,000 and working capital of $158,766,000 compared to December 31, 2006 cash and cash equivalents of $72,997,000 and working capital of $140,627,000. We view our cash and cash equivalents as our principal measure of liquidity. Our current ratio at June 30, 2007 increased to 7.9 to 1 compared to 6.1 to 1 at December 31, 2006. This increase resulted primarily from the timing of payments for accrued payroll, accrued and withheld payroll taxes. On an historical basis, our operations have generally produced consistent cash flow and have required limited capital resources. We believe our current and near term cash flow positions will enable us to fund our continued anticipated growth.
     Operating Activities
     The net cash used by our operating activities was $580,000 for the six month period ended June 30, 2007. The principal sources of cash flows from operating activities for the six month period ended June 30, 2007 were net income, including non-cash charges to operations for bad debt provisions and depreciation and amortization. The operating activity that used the largest amount of cash during the six month period ended June 30, 2007 was a net increase of $8,778,000 in accounts and notes receivable and long-term notes receivable resulting primarily from the 17.1% growth in the Company’s 2007 six month period revenues, as well as timing of collections. Additionally, $4,174,000 was used for the prepayment of income taxes resulting from the timing of tax credits received and the tax benefits derived from stock based compensation transactions.
     Investing Activities
     Our principal use of cash in investing activities for the six month period ended June 30, 2007 was $726,000 for the purchase of housekeeping equipment, computer software and equipment, and laundry equipment installations. Under our current plans, which are subject to revision upon further review, it is our intention to spend approximately $1,000,000 during the remainder of 2007 for such capital expenditures.
     Financing Activities
     We have paid regular quarterly cash dividends since the second quarter of 2003. During the six month period ended June 30, 2007, we paid regular cash dividends totaling $8,072,000 as follows.

	1st Quarter	2nd Quarter
Cash dividend per common share	$.14	$.15
Total cash dividends paid	$3,886,000	$4,186,000
Record date	February 5	April 27
Payment date	February 14	May 11
     Additionally, on July 17, 2007, our Board of Directors declared a regular quarterly cash dividend payment of $.16 per common share to be paid on August 10, 2007 to shareholders of record as of July 27, 2007.
     Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.
     During the six month period ended June 30, 2007, we received proceeds of $4,210,000 from the exercise of stock options by employees and directors, as well as recognizing an income tax benefit of $5,067,000 from such stock option transactions.
     Reclassification of Deferred Compensation Plan Obligation
     On March 15, 2007, effective May 31, 2007, our Deferred Compensation Plan was amended to modify a participant’s right to diversify his investment in the Company’s common stock. Such amendment eliminates a participant’s option to transfer funds in or out of the Company common stock investment option as of the effective date. Any Company common stock investment in a participant’s account, as of June 1, 2007, will remain in such account option and be distributed to him in-kind at the time of his payment of benefits. Accordingly, at June 1, 2007, the deferred compensation liability related to Company common stock investments were reclassified to stockholders’ equity. Subsequent changes to fair value of such investments will not be recognized. The deferred compensation liability, related to the Mutual Funds or other than Company common stock investment options, continue to be recorded at the fair value of the investments held in the trust and is included in the consolidated balance sheets in deferred compensation liability.
     Line of Credit
     We have a $30,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At June 30, 2007, there were no borrowings under the line of credit. However, at such date, we had outstanding a $27,725,000 irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letters of credit issued, the amount available under the line of credit was reduced by $27,725,000 at June 30, 2007.
     The line of credit requires us to satisfy two financial covenants. Such covenants, and their respective status at June 30, 2007, were as follows:

Covenant Description and Requirement	Status at June 30, 2007
Commitment coverage ratio: cash and cash equivalents must equal or exceed outstanding obligations under the line by a multiple of 2.	Commitment coverage is 2.7

Tangible net worth: must exceed $132,000,000.	Tangible net worth is $165,619,000
     As noted above, we complied with the financial covenants at June 30, 2007 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2008. We believe the line of credit will be renewed at that time.
     Accounts and Notes Receivable
     We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Congress has enacted a number of laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally reliant on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At June 30, 2007 and December 31, 2006, we had $11,752,000 and $13,406,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.
     We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $2,827,000 in the six month period ended June 30, 2007 and $850,000 in the three month period ended June 30, 2007. These provisions represent approximately 1.0% and .6%, as a percentage of total revenues for such respective periods. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.
     At June 30, 2007, amounts due from our Major Client represented less than 1% of our accounts receivable balance. If such client changes its payments terms, it would increase our accounts receivable balance and have a material adverse affect on our cash flows and cash and cash equivalents.
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
     Capital Expenditures
     The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment purchases, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2007, we estimate that for the remainder of 2007 we will have capital expenditures of approximately $1,000,000 to $1,500,000 in connection with housekeeping equipment purchases and laundry and linen equipment installations in our clients’ facilities, as well as expenditures relating to internal data processing hardware and software requirements. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would, if necessary, seek to obtain necessary working capital from such sources as long-term debt or equity financing.
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
     Based on their evaluation as of June 30, 2007, pursuant to Exchange Act Rules 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act 13a-15(e) are effective.
     In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by our management, including our Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended June 30, 2007, were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None
ITEM 3. Defaults under Senior Securities.
Not Applicable
ITEM 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Shareholders was held on May 22, 2007. The results were as follows.
(1)	All of management’s nominees for directors were elected as follows:

	Shares voted
Director	“FOR”	Withheld
Daniel P. McCartney	20,209,703	5,287,900
Barton D. Weisman	24,978,417	519,186
Joseph F. McCartney	18,244,364	7,253,239
Robert L. Frome	18,650,021	6,847,582
Thomas A. Cook	19,750,004	5,747,599
Robert J. Moss	22,933,021	2,564,582
John M. Briggs	24,767,984	729,619
Dino D. Ottaviano	24,988,171	509,432
(2)	Proposal for the approval of an amendment to the Company’s Articles of Incorporation which increases the number of authorized shares of Common Stock of the Company from 30,000,000 to 100,000,000 was approved as follows:

Shares Voted	Shares Voted	Shares	Broker
“FOR”	“AGAINST”	“ABSTAINING”	Non-votes
17,903,583	7,561,674	31,781	565
(3)	Proposal to approve and ratify selection of Grant Thornton LLP as the independent certified public accountants of the Company for its fiscal year ending December 31, 2007 was approved as follows:

Shares Voted	Shares Voted	Shares	Broker
“FOR”	“AGAINST”	“ABSTAINING”	Non-votes
25,367,582	105,366	24,095	561

ITEM 5. Other Information.
     a) None
ITEM 6. Exhibits
     a) Exhibits -
31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE SERVICES GROUP, INC.

July 23, 2007	/s/ Daniel P. McCartney

Date	DANIEL P. McCARTNEY, Chief
Executive Officer

July 23, 2007	/s/ Thomas A. Cook
Date	THOMAS A. COOK, President and
Chief Operating Officer

July 23, 2007	/s/ Richard W. Hudson
Date	RICHARD W. HUDSON, Chief
Financial Officer and Secretary