Form 10-Q
period 2007-09-30
HEALTHCARE SERVICES GROUP INC
filed 2007-10-22
CIK 731012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSISTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-120152
HEALTHCARE SERVICES GROUP, INC.
( Exact name of registrant as specified in its charter )

Pennsylvania (State or other jurisdiction of	23-2018365 (IRS Employer Identification
incorporation or organization)	number)
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value: 42,555,000 shares outstanding as of October 22, 2007.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$86,045,000	$72,997,000
Accounts and notes receivable, less allowance for doubtful accounts of $3,412,000 in 2007 and $2,716,000 in 2006	90,335,000	78,086,000
Prepaid income taxes	2,304,000	—
Inventories and supplies	14,575,000	12,640,000
Deferred income taxes	201,000	652,000
Prepaid expenses and other	4,191,000	3,862,000

Total current assets	197,651,000	168,237,000
PROPERTY AND EQUIPMENT:
Laundry and linen equipment installations	1,706,000	1,781,000
Housekeeping equipment and office furniture	16,355,000	16,086,000
Autos and trucks	103,000	85,000

	18,164,000	17,952,000
Less accumulated depreciation	13,773,000	13,077,000

	4,391,000	4,875,000
GOODWILL, Less accumulated amortization of $1,743,000 in 2007 and 2006	14,907,000	14,543,000
OTHER INTANGIBLE ASSETS, Less accumulated amortization of of $1,145,000 in 2007 and $352,000 in 2006	6,355,000	7,148,000
NOTES RECEIVABLE- long term portion, net of discount	6,047,000	7,861,000
DEFERRED COMPENSATION FUNDING	10,934,000	7,385,000
DEFERRED INCOME TAXES- long term portion	6,148,000	5,403,000
OTHER NONCURRENT ASSETS	90,000	104,000

TOTAL ASSETS	$246,523,000	$215,556,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,479,000	$10,139,000
Accrued payroll, accrued and withheld payroll taxes	17,393,000	10,125,000
Other accrued expenses	1,580,000	2,425,000
Income taxes payable	—	274,000
Accrued insurance claims	4,456,000	4,647,000

Total current liabilities	32,908,000	27,610,000

ACCRUED INSURANCE CLAIMS- long term portion	10,399,000	10,843,000
DEFERRED COMPENSATION LIABILITY	11,227,000	11,626,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 100,000,000 shares authorized, 44,673,000 shares issued in 2007 and 43,499,000 in 2006	447,000	435,000
Additional paid in capital	74,734,000	58,664,000
Retained earnings	133,931,000	124,268,000
Common stock in treasury, at cost, 2,121,000 shares in 2007 and 2,276,000 in 2006	(17,123,000)	(17,890,000)

Total stockholders’ equity	191,989,000	165,477,000

TOTAL LIABILITITIES AND STOCKHOLDERS’ EQUITY	$246,523,000	$215,556,000

See accompanying notes.

Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended September 30,
	2007	2006

Revenues	$146,081,000	$130,083,000
Operating costs and expenses:
Costs of services provided	125,476,000	112,195,000
Selling, general and administrative	9,865,000	9,280,000
Other Income :
Investment and interest	1,128,000	1,298,000

Income before income taxes	11,868,000	9,906,000

Income taxes	4,569,000	3,665,000

Net Income	$7,299,000	$6,241,000

Basic earnings per Common Share	$0.17	$0.15

Diluted earnings per Common Share	$0.17	$0.14

Cash dividends per Common Share	$0.11	$0.08

Basic weighted average number of Common Shares outstanding	42,606,000	41,190,000

Diluted weighted average number of Common Shares outstanding	43,969,000	43,140,000

See accompanying notes.

Consolidated Statements of Income
(Unaudited)

	For the Nine Months Ended September 30,
	2007	2006

Revenues	$429,137,000	$371,841,000
Operating costs and expenses:
Costs of services provided	365,874,000	320,220,000
Selling, general and administrative	30,481,000	26,311,000
Other Income :
Investment and interest	3,436,000	3,617,000

Income before income taxes	36,218,000	28,927,000

Income taxes	13,944,000	10,703,000

Net Income	$22,274,000	$18,224,000

Basic earnings per Common Share	$0.53	$0.44

Diluted earnings per Common Share	$0.51	$0.42

Cash dividends per Common Share	$0.30	$0.22

Basic weighted average number of Common Shares outstanding	42,134,000	41,098,000

Diluted weighted average number of Common Shares outstanding	43,783,000	43,036,000

See accompanying notes.

Consolidated Statements of Cash Flows

	(Unaudited)
	For the Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net Income	$22,274,000	$18,224,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,249,000	1,408,000
Bad debt provision	5,117,000	725,000
Deferred income taxes benefits	(155,000)	(1,460,000)
Stock-based compensation expense	305,000	227,000
Unrealized gain on deferred compensation fund investments	(790,000)	(544,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	(17,366,000)	(8,714,000)
Prepaid income taxes	(2,304,000)	—
Inventories and supplies	(1,936,000)	(622,000)
Notes receivable — long term portion	1,814,000	(301,000)
Deferred compensation funding	(1,128,000)	(534,000)
Accounts payable and other accrued expenses	(1,222,000)	(755,000)
Accrued payroll, accrued and withheld payroll taxes	8,041,000	7,048,000
Accrued insurance claims	(635,000)	953,000
Deferred compensation liability	1,296,000	2,014,000
Income taxes payable	(274,000)	(894,000)
Prepaid expenses and other assets	(315,000)	(109,000)

Net cash provided by operating activities	14,971,000	16,666,000

Cash flows from investing activities:
Disposals of fixed assets	510,000	122,000
Additions to property and equipment	(1,481,000)	(1,458,000)
Cash paid for acquisition	(364,000)	(9,678,000)

Net cash used in investing activities	(1,335,000)	(11,014,000)

Cash flows from financing activities:
Treasury stock transactions in benefit plans	238,000	(164,000)
Dividends paid	(12,611,000)	(9,038,000)
Acquisition of treasury stock	—	(8,227,000)
Repayment of debt assumed in acquisition	—	(6,163,000)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	44,000	31,000
Proceeds from the exercise of stock options	5,335,000	2,296,000
Tax benefit from equity compensation plans	6,406,000	1,007,000

Net cash used in financing activities	(588,000)	(20,258,000)

Net increase (decrease) in cash and cash equivalents	13,048,000	(14,606,000)

Cash and cash equivalents at beginning of the period	72,997,000	91,005,000

Cash and cash equivalents at end of the period	$86,045,000	$76,399,000

Supplementary Cash Flow Information:
Income taxes cash payments, net of refunds	$10,617,000	$11,966,000

Reclassification of deferred compensation obligation pursuant to plan amendment	$3,572,000	$—

Issuance of 65,000 shares of Common Stock in 2007 and 96,000 shares of Common Stock in 2006 pursuant to Employee Stock Plans	$1,254,000	$728,000

See accompanying notes.

Consolidated Statements of Stockholders’ Equity
(Unaudited)

	For the Nine Months Ended September 30, 2007
			Additional
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
Balance, December 31, 2006	43,499,000	$435,000	$58,664,000	$124,268,000	($17,890,000)	$165,477,000

Net income for the period				22,274,000		22,274,000

Exercise of stock options and other stock-based compensation, net of 30,000 shares tendered for payment	1,174,000	12,000	5,323,000			5,335,000

Tax benefit arising from equity compensation plans’ transactions			6,406,000			6,406,000

Shares purchased and shares sold in employee Deferred Compensation Plan and other benefit plans (44,000 shares)					238,000	238,000

Shares issued pursuant to Employee Stock Plans (64,000 shares)			745,000		509,000	1,254,000

Cash dividends — $.30 per common share				(12,611,000)		(12,611,000)

Shares issued pursuant to Dividend Reinvestment Plan (2,000 shares)			24,000		20,000	44,000

Reclassification of deferred compensation plan obligation			3,572,000			3,572,000

Balance, September 30, 2007	44,673,000	$447,000	$74,734,000	$133,931,000	($17,123,000)	$191,989,000

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Reporting
     The accompanying financial statements are unaudited and do not include certain information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. However, in our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 2006 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 2006. The financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for either the quarter or the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year.
     Inventories and supplies include housekeeping, linen and laundry supplies, as well as food provisions. Inventories and supplies are stated at cost to approximate a first-in, first-out (FIFO) basis. Linen supplies are amortized over a 24 month period.
Note 2 — Three-For-Two Stock Split
     On July 17, 2007, our Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend payable on August 10, 2007 to holders of record at the close of business August 3, 2007. The effect of the stock dividend was to increase Common Shares outstanding by approximately 14,200,000 shares. All share and earnings per common share information for all periods presented in this report have been adjusted to reflect the three-for-two stock split.
Note 3 — Acquisition
     On September 18, 2006, effective as of August 31, 2006, our wholly-owned subsidiary HCSG Merger, Inc acquired 100% of the common stock of Summit Services Group, Inc (“Summit”) in a transaction accounted for under the purchase method of accounting. Summit is a provider of professional housekeeping, laundry and food services to long-term care and related facilities. In conjunction with the acquisition, the aggregate consideration to the Summit shareholders was comprised of a cash payment of approximately $9,460,000 and the issuance of approximately 369,000 shares of our common stock to such selling shareholders of Summit (on a pre-split basis, valued at approximately $8,516,000). Additionally as of September 30, 2007, we have incurred total transaction costs of approximately $640,000 (including $364,000 in the 2007 nine month period), consisting primarily of accounting and legal fees and unrealized income tax benefits recorded by Summit prior to the acquisition.
     As noted, the Summit acquisition is being accounted for under the purchase method of accounting. The acquisition was not considered a material transaction. Accordingly, supplemental pro forma information reflecting the acquisition of Summit as if it occurred on January 1, 2006 has not been provided. Furthermore, our results of operations for the quarter and eight months of the nine month period ended September 30, 2006 included in this report do not include Summit’s operations. Additionally, effective January 1, 2007, Summit’s operations were fully integrated into our operations.
Note 4 — Goodwill and Other Intangible Assets
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
     The following table sets forth the amounts of our identifiable intangible assets subject to amortization, which were acquired in the Summit acquisition, and the amortization expense recognized thereon for the quarter and nine month period ended September 30, 2007:

	Acquisition	Amortization Expense
	Amount	3rd Quarter	Nine Months
Customer Relationships	$6,700,000	$239,000	$718,000
Non-compete Agreements	800,000	25,000	75,000

Total	$7,500,000	$264,000	$793,000

     The customer relationships have a weighted-average amortization period of seven years and the non-compete agreements have a weighted-average amortization period of eight years. The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remaining three months in our 2007 fiscal year and the following four fiscal years:

	Customer	Non-Compete
Period/Year	Relationships	Agreements	Total
October 1 to December 31, 2007	$239,000	$25,000	$264,000
2008	$957,000	$100,000	$1,057,000
2009	$957,000	$100,000	$1,057,000
2010	$957,000	$100,000	$1,057,000
2011	$957,000	$100,000	$1,057,000

     The following table sets forth the amount of goodwill as of September 30, 2007 which is subject to impairment testing, rather than amortization and the adjustments, if any, to the amounts of such goodwill during the nine months ended September 30, 2007.

	Summit	All other	Total
Goodwill as of December 31, 2006	$12,931,000	$1,612,000	$14,543,000
Goodwill adjustments during nine month period ended September 30, 2007(1)	364,000	—	364,000

Goodwill as of September 30, 2007	$13,295,000	$1.612,000	$14,907,000

(1)	Goodwill adjusted during the nine month period relates to professional fees expense incurred in connection with the Summit acquisition and unrealized income tax benefits previously recorded by Summit.
     The following table sets forth by reportable operating segment, as described in Note 6 herein, the amounts of goodwill:

Segment	Amount
Food	$1,382,000
Housekeeping	13,525,000

Total	$14,907,000

Note 5 — Other Contingencies
     We have a $30,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At September 30, 2007, there were no borrowings under the line of credit. However, at such date, we had outstanding a $27,725,000 irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letters of credit issued, the amount available under the line of credit was reduced by $27,725,000 at September 30, 2007. The line of credit requires us to satisfy two financial covenants. We are in compliance with the financial covenants at September 30, 2007 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2008. We believe the line of credit will be renewed at that time.
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
     At September 30, 2007 and December 31, 2006, we had unsettled tax assessments from state taxing authorities of $660,000 ($405,000, net of federal income taxes) and $580,000 ($363,000, net of federal income taxes), respectively. With respect to these assessments, we recorded a reserve at September 30, 2007 of $385,000 ($237,000, net of federal income taxes) and at December 31, 2006 of $320,000 ($175,000 net of federal income taxes).

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
Note 6 — Segment Information
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

	Housekeeping	Food	Corporate and
	services	services	eliminations		Total
Quarter Ended September 30, 2007
Revenues	$119,360,000	$28,360,000	$(1,639,000)		$146,081,000
Income before income taxes	$11,466,000	$503,000	$(101,000	)(1)	$11,868,000

Quarter Ended September 30, 2006
Revenues	$105,053,000	$26,403,000	$(1,373,000)		$130,083,000
Income before income taxes	$9,282,000	$795,000	$(171,000	)(1)	$9,906,000

Nine Months Ended Sept 30, 2007
Revenues	$347,698,000	$82,087,000	$(648,000)		$429,137,000
Income before income taxes	$34,105,000	$2,455,000	$(342,000	)(1)	$36,218,000

Nine Months Ended Sept 30, 2006
Revenues	$298,203,000	$74,115,000	$(477,000)		$371,841,000
Income before income taxes	$28,133,000	$2,411,000	$(1,617,000	)(1)	$28,927,000

(1)	represents primarily corporate office cost and related overhead, as well as consolidated subsidiaries’ operating expenses that are not allocated to the reportable segments.
     Total Revenues from Clients
     The following revenues earned from clients differ from segment revenues reported above due to the inclusion of adjustments used for segment reporting purposes by management. We earned total revenues from clients in the following service categories:

	For the Quarter Ended September 30,
	2007	2006
Housekeeping services	$82,294,000	$74,352,000
Laundry and linen services	35,714,000	29,382,000
Food Services	27,581,000	25,727,000
Maintenance services and Other	492,000	622,000

	$146,081,000	$130,083,000

	For the Nine Months Ended September 30,
	2007	2006
Housekeeping services	$242,253,000	$210,699,000
Laundry and linen services	104,562,000	86,353,000
Food Services	80,667,000	72,937,000
Maintenance services and other	1,655,000	1,852,000

	$429,137,000	$371,841,000

     Major Client
     We have one client, a nursing home chain, which accounted for the respective percentages of our revenues as detailed below:

	2007	2007
	Nine months	3rd quarter
Total revenues	16%	16%
Housekeeping	15%	15%
Food	22%	21%

	2006	2006
	Nine months	3rd quarter
Total revenues	19%	18%
Housekeeping	17%	16%
Food	26%	25%
     Additionally, at both September 30, 2007 and December 31, 2006, amounts due from such client represented less than 1% of our accounts receivable balance. This client completed its previously announced merger on March 14, 2006. Our relationship with the successor entity remains under the same terms and conditions as established prior to the merger. Although we expect to continue the relationship with this client, there can be no assurance thereof. The loss of such client, or a significant reduction in revenues from such client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Note 7 — Earnings Per Common Share
     A reconciliation of the numerator and denominator of basic and diluted earnings per common share is as follows:

	Quarter Ended September 30, 2007
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net income	$7,299,000

Basic earnings per common share	$7,299,000	42,606,000	$.17
Effect of dilutive securities:
Options		1,363,000	—

Diluted earnings per common share	$7,299,000	43,969,000	$.17

	Quarter Ended September 30, 2006
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net income	$6,241,000

Basic earnings per common share	$6,241,000	41,190,000	$.15
Effect of dilutive securities:
Options		1,950,000	(.01)

Diluted earnings per common share	$6,241,000	43,140,000	$.14

	Nine Months Ended September 30, 2007
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net income	$22,274,000

Basic earnings per common share	$22,274,000	42,134,000	$.53
Effect of dilutive securities:
Options		1,649,000	(.02)

Diluted earnings per common share	$22,274,000	43,783,000	$.51

	Nine Months Ended September 30, 2006
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net income	$18,224,000

Basic earnings per common share	$18,224,000	41,098,000	$.44
Effect of dilutive securities:
Options		1,289,000	(.02)

Diluted earnings per common share	$18,224,000	43,036,000	$.42

     No outstanding options were excluded from the computation of diluted earnings per common share for either of the three or nine month periods ended September 30, 2007 or September 30, 2006 as none in such periods have an exercise price in excess of the average market value of our common stock during such periods.
Note 8 — Dividends
     We have paid regular quarterly cash dividends since the second quarter of 2003. During the nine month period ended September 30, 2007, we paid regular cash dividends totaling $12,611,000 as follows.

	1st Quarter	2nd Quarter	3rd Quarter
Cash dividend per common share	$.09	$.10	$.11
Total cash dividends paid	$3,886,000	$4,186,000	$4,539,000
Record date	February 5	April 27	July 27, 2007
Payment date	February 14	May 11	August 10, 2007
     On October 16, 2007, our Board of Directors declared a regular quarterly cash dividend payment of $.12 per common share to be paid on November 9, 2007 to shareholders of record as of October 29, 2007.
     On July 17, 2007, our Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend which was paid on August 10, 2007 to holders of record at the close of business August 3, 2007. All fractional share interests were rounded up to the nearest whole number. The effect of this stock dividend was to increase Common Shares outstanding by approximately 14,200,000 shares. All per share information presented in this report has been adjusted for this stock dividend.
Note 9 — Share-Based Compensation
     During the nine month period ended September 30, 2007, the stock option activity under our 2002 Stock Option Plan, 1995 Incentive and Non-Qualified Stock Option Plan for key employees, and 1996 Non-Employee Director’s Stock Option Plan (collectively the “Stock Option Plans”), was as follows:

			Weighted Average
			Remaining
			Contractual	Aggregate
	Weighted Average	Number	Life	Intrinsic
	Price	of Shares	(In Years)	Value
Outstanding, January 1, 2007	$5.80	3,651,000
Granted	—	—
Cancelled	8.51	(1,000)
Exercised	4.64	(1,197,000)

Outstanding and exercisable at September 30, 2007	$6.36	2,453,000	4.89	$34,115,000

The following table summarizes information about stock options outstanding at September 30, 2007.

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price Range	Outstanding	Life	Price	Exercisable	Price
$1.50 — 2.74	718,000	3.34	$2.48	718,000	$2.48
$3.01 — 3.75	384,000	5.11	3.64	384,000	3.64
$5.53 — 5.53	506,000	6.24	5.53	506,000	5.53
$9.10 — 9.10	431,000	7.24	9.10	431,000	9.10
$13.81 — 13.81	414,000	3.25	13.81	414,000	13.81

	2,453,000	4.89	$6.36	2,453,000	$6.36

     Other information pertaining to option activity during the nine month periods ended September 30, 2007 and September 30, 2006 was as follows:

	September	September
	30, 2007	30, 2006
Weighted average grant-date fair value of stock options granted:	Not applicable	Not applicable
Total fair value of stock options vested:	Not applicable	Not applicable
Total pre-tax intrinsic value of stock options exercised:	$17,532,000	$2,924,000
     Under our Plans at September 30, 2007, in addition to the 2,453,000 shares issuable pursuant to outstanding option grants, an additional 2,734,000 shares of our Common Stock are available for future grants. Options outstanding and exercisable were granted at stock option prices which were not less than the fair market value of our Common Stock on the date the options were granted and no option has a term in excess of ten years. Additionally, options vested and became exercisable either on the date of grant or commencing six months from the option grant date.
     The pre-tax share-based employee compensation expense recorded in the three and nine month periods ended September 30, 2007 and September 30, 2006 resulted solely from the estimated value to be recognized from the share-based payments of our Employee Stock Purchase Plan (“ESPP”). It is estimated, at this time, that the expense attributable to such share-based payments in the 2007 fourth quarter will approximate the average of the amounts recorded in the 2007 nine month period. However, such future expense related to our ESPP will be impacted by and be dependent on the change in our stock price over the remaining period up to the December 31, 2007 measurement date.
     The pre-tax amounts expensed and assumptions utilized in estimating the fair value under the Black-Scholes option pricing model of our ESPP for the three and nine month periods ended September 30, 2007 and September 30, 2006, respectively were:

	2007		2006
	Quarter	Nine Months	Quarter	Nine Months
Pre-tax shared-based compensation expense	$5,000	$197,000	$111,000	$227,000
Risk-free interest rate	3.8%	3.8%	4.6%	4.6%
Expected volatility	36.0%	36.0%	34.5%	34.5%
Weighted average expected life (in years)	.25	.25	.25	.25
Dividend yield	2.1%	2.1%	2.0%	2.0%

     Although as of September 30, 2007 we have not granted any other shared-based compensation, we expect to grant employee stock options during the remainder of 2007. We would, at that time, recognize share-based compensation expense attributable to the issuance of such options. Although such impact could be material to 2007 and future results, the impact cannot be reasonably estimated at this time because it will depend on certain factors which will not be known until the granting of the options.
     We may issue new common stock shares or re-issue common stock shares from treasury to satisfy our obligations under any of our share-based compensation plans.
Note 10 — Related Party Transactions
     One of our directors, as well as the brother of an officer and director (collectively “Related Parties”), have separate ownership interests in several different client facilities which have entered into service agreements with us. During the nine month periods ended September 30, 2007 and September 30, 2006, the service agreements with the client facilities in which the Related Parties have ownership interests resulted in revenues of $3,776,000 and $6,062,000, respectively. At September 30, 2007 and December 31, 2006, accounts and notes receivable from such facilities of $2,601,000 and $3,027,000, respectively, are included in the accompanying consolidated balance sheets.
     Another of our directors is a member of a law firm which was retained by us. During the nine month periods’ ended September 30, 2007 and September 30, 2006, fees received from us by such firm did not exceed $100,000 in either period. Additionally, such fees did not exceed, in either period, 5% of such firm’s revenues.
Note 11 — Cumulative Effect of Adjustment to Deferred Compensation Liability
     At December 31, 2006, a cumulative effect of adjusting our deferred compensation liability resulted from applying the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 108 (“SAB No. 108)”. We have adopted SAB No. 108 at December 31, 2006 and for the year then ended. Historically, the appreciation on our Common Stock held in our Deferred Compensation Plan (the “Plan”) trust account was not recognized in the reporting of the deferred compensation liability. In accordance with the guidance provided by Emerging Issues Task Force Issue No. 97-14 (“EITF No. 97-14), in the year ended December 31, 2006, we increased our recorded deferred compensation liability to reflect the current fair market value of our shares held in the Plan trust account. Prior to the adoption of SAB No. 108, we used the “rollover” method described therein in evaluating the materiality of financial statements’ adjustments. We determined the impact from the adjustment to be immaterial to 2006 and prior periods’ financial results under the “rollover” method. Pursuant to the guidance of SAB No. 108, the adjustment to the liability was accomplished by the recording, in 2006, of the cumulative effect as of January 1, 2006 of a $1,432,000 ($856,000 net of income taxes) increase to correct the liability balance as of December 31, 2005, with a corresponding charge to retained earnings 2006 beginning balance. Additionally, the 2006 financial statements were affected by an adjustment of approximately $970,000 ($605,000 net of income taxes) to increase the liability with a corresponding charge to deferred compensation expense to reflect the changes in fair market value of our Common Stock held in the Plan trust account during 2006. Of this adjustment, approximately $513,000 was applicable to and increased previously reported 2006 third quarter selling, general and administrative expense. For the nine month period ended September 30, 2006 such adjustment resulted in an increase to previously reported selling, general and administrative expense of $530,000. Accordingly, this adjustment resulted in decreasing previously reported 2006 third quarter and 2006 nine month net income by $323,000 and $332,000, respectively. Consequently, such adjustment has reduced by $.01 per common share each of the previously reported 2006 third quarter and nine month basic and diluted earnings per common share.
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
Note 12 — Income Taxes
     We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007.
     We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Note 13 — Recently Issued Accounting Pronouncements
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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Cautionary Statement Regarding Forward Looking Statements
     This report and documents incorporated by reference into this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, are not historical facts but rather based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “believes”, “anticipates”, “plans”, “expects”, “will”, “goal”, and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; one client accounting for approximately 16% of revenues in the nine month period ended September 30, 2007-(see Note 6, ''Major Client’’ in the accompanying Notes to Consolidated Financial Statements); risks associated with our acquisition of Summit Services Group, Inc., including integration risks and costs, or such business not achieving expected financial results or synergies or failure to otherwise perform as expected; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, including state and local regulations pertaining to the taxability of our services; and the risk factors described in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006 in Part I thereof under ''Government Regulation of Clients’’, ''Competition’’, ''Service Agreements/Collections’’, and under Item IA “Risk Factors”. Many of our clients’ revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which Congress has affected through the enactment of a number of major laws during the past decade. These laws have significantly altered, or threatened to alter, overall government reimbursement funding rates and mechanisms. The overall effect of these laws and trends in the long-term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing services could not be passed on to our clients.
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

RESULTS OF OPERATIONS
The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of September 30, 2007 and December 31, 2006 and the periods then ended, and the notes accompanying those financial statements.
     As disclosed in Note 3 of the Notes to the Consolidated Financial Statements, the September 18, 2006 Summit acquisition was effective as of August 31, 2006. Such acquisition is being accounted for under the purchase method of accounting. The acquisition was not considered a material transaction. Accordingly, supplemental pro forma information reflecting the acquisition of Summit as if it occurred on January 1, 2006 has not been provided. Additionally, effective January 1, 2007, Summit’s operations were fully integrated into Healthcare. Summit’s impact, when quantifiable, are discussed in the following discussion where we believe it would contribute to the reader’s understanding of our financial statements.
     As disclosed in Note 11 of the Notes to the Consolidated Financial Statements, in 2006 we recorded a cumulative effect of adjusting our deferred compensation liability which resulted from applying the provisions of SAB No. 108. Prior to the adoption of SAB No. 108, we used the “rollover” method described therein in evaluating the materiality of financial statements’ adjustments. We determined the impact from the adjustment to be immaterial to current and prior periods’ financial results under the “rollover” method. Additionally, we have evaluated the adjustment using the dual approach method described in SAB No. 108. Pursuant to the guidance of SAB No. 108, the adjustment to the liability was accomplished by the recording in 2006 of the cumulative effect, as of January 1, 2006, of a $1,432,000 ($856,000 net of income taxes) increase to correct the liability balance as of December 31, 2005. Offsetting this increase to our liability was a corresponding charge to retained earnings 2006 beginning balance. Additionally, the 2006 financial statements were affected by the adjustment through an approximately $970,000 ($605,000 net of income taxes) increase to the liability with a corresponding charge to deferred compensation expense to reflect the changes in fair market value during 2006. Of this adjustment, approximately $513,000 ($323,000 net of income taxes) was applicable to, and decreased previously reported 2006 third quarter results. Additionally, this adjustment decreased previously reported 2006 nine month period results by approximately $530,000 ($332,000 net of income taxes). The results for such periods included within this report reflect the adjustment.
     Overview
     We provide housekeeping, laundry, linen, facility maintenance and food services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe that we are the largest provider of housekeeping and laundry services to the long-term care industry in the United States, rendering such services to approximately 2,000 facilities in 47 states as of September 30, 2007. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.
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
     Food, which began operations in 1997, consists of providing for the development of a menu that meets the patients’ dietary needs, and the purchasing and preparing of the food for delivery to the patients.
     In addition to Summit (whose operations were fully integrated into Healthcare’s on January 1, 2007), we operate two wholly-owned subsidiaries, HCSG Supply, Inc. (“Supply”) and Huntingdon Holdings, Inc. (“Huntingdon”). Supply purchases, warehouses and distributes the supplies and equipment used in providing our Housekeeping services. Huntingdon invests our cash and cash equivalents.
      Consolidated Operations
     The following table sets forth, for the periods indicated, the percentage which certain items bear to consolidated revenues:

	Relation to Consolidated Revenues
	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	85.9	86.3	85.3	86.1
Selling, general and administration	6.8	7.1	7.1	7.1
Investment and interest income	.8	1.0	.8	1.0

Income before income taxes	8.1	7.6	8.4	7.8
Income taxes	3.1	2.8	3.2	2.9

Net income	5.0%	4.8%	5.2%	4.9%

     Subject to the factors noted in the Cautionary Statement Regarding Forward Looking Statements included in this report, we anticipate our financial performance for the remainder of 2007 to be comparable to the nine month period ended September 30, 2007 percentages presented in the above table as they relate to consolidated revenues. However, future expense associated with our share-based compensation plans may vary and impact future 2007 periods, as such expense is dependent on changes in our stock price, as well as other measurement and vesting attributes of the compensation grant.
     Housekeeping is our largest and core reportable segment, representing approximately 80% of consolidated revenues for both the quarter and nine month period ended September 30, 2007. Food revenues represented approximately 20% of consolidated revenues for such periods.
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
2007 Third Quarter Compared with 2006 Third Quarter
     The following table sets forth 2007 third quarter income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage increases of each compared to 2006 third quarter amounts.

				Reportable Segments
		Percent	Corporate and	Housekeeping		Food
	Consolidated	incr (decr)	eliminations	Amount	%incr	Amount	%incr(decr)
Revenues	$146,081,000	12.3%	$(1,640,000)	$119,360,000	13.6%	$28,361,000	7.4%
Cost of services provided	125,476,000	11.8	(10,276,000)	107,894,000	12.7	27,858,000	8.8%
Selling, general and administrative expense	9,865,000	6.3	9,865,000	—		—
Investment and interest income	1,128,000	(13.1)	1,128,000	—		—
Income before income taxes	$11,868,000	19.8%	(101,000)	$11,466,000	23.5%	$503,000	(36.7)%
Revenues
     Consolidated
     Consolidated revenues increased 12.3% to $146,081,000 in the 2007 third quarter compared to $130,083,000 in the 2006 third quarter as a result of the factors discussed below under Reportable Segments.
     Our Major Client accounted for 16% and 18%, respectively of consolidated revenues in the three month periods ended September 30, 2007 and September 30, 2006. This client completed its previously announced merger on March 14, 2006. Our relationship with the successor entity (Major Client) remains under the same terms and conditions as established prior to the merger. Although we expect to continue the relationship with our Major Client’s successor, there can be no assurance thereof, and the loss of such client would have a material adverse effect on the results of operations of our two operating segments. In addition, if such Major Client’s successor changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

     Reportable Segments
     Housekeeping’s 13.6% net growth in reportable segment revenues resulted primarily from a 7.2% increase in revenues attributable to service agreements entered into with new clients and a 6.4% increase in revenues related to the Summit acquisition.
     Food’s 7.4% net growth in reportable segment revenues is primarily a result of providing this service to existing Housekeeping clients. The Summit acquisition accounted for 1.7% of such increase.
     We derived 15% and 21%, respectively, of Housekeeping and Food’s 2007 third quarter revenues from our Major Client.
Costs of services provided
     Consolidated
     Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues for the 2007 third quarter decreased to 85.9 % from 86.3 % in the corresponding 2006 quarter. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance

Cost of Services Provided-Key Indicators	2007%	2006%	Incr (Decr) %
Bad debt provision	1.6	.1	1.5
Workers’ compensation and general liability insurance	3.2	3.4	(.2)
     The increase in bad debt provision resulted primarily from nursing homes filing for bankruptcy. The decrease in workers’ compensation and general liability insurance is primarily a result of reduced payments to claimants due to improved claims’ experience.
     Reportable Segments
     Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for the 2007 third quarter decreased to 90.4% from 91.2% in the corresponding 2006 quarter. Cost of services provided for Food, as a percentage of Food revenues, for the 2007 third quarter increased to 98.2% from 97.0% in the corresponding 2006 quarter.
     The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues, which we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators	2007%	2006%	Incr (Decr) %
Housekeeping labor and other labor costs	81.4	81.6	(.2)
Housekeeping supplies	4.9	5.6	(.7)
Food labor and other labor costs	55.2	54.7	.5
Food supplies	37.2	37.4	(.2)
     The decrease in Housekeeping labor and other labor costs, as a percentage of Housekeeping revenues, resulted primarily from efficiencies achieved. The decrease in Housekeeping supplies resulted primarily from efficiencies realized in the usage of such items consumed in providing our housekeeping services.

     The increase in Food labor and other labor costs, as a percentage of Food revenues, resulted from not managing these costs as efficiently as compared to prior periods. The decrease in Food supplies, as a percentage of Food revenues, is a result of efficiencies realized in our usage of such items in providing this service.
Consolidated Selling, General and Administrative Expense
     Although our growth in consolidated revenues was 12.3%, 2007 third quarter selling, general and administrative expenses increased by only 6.3% (or $585,000) compared to such expenses in the 2006 third quarter. Consequently, 2007 third quarter selling, general and administrative expenses, as a percentage of consolidated revenues, decreased to 6.8%, compared to 7.1% as a percentage of consolidated revenue in the 2006 third quarter. This percentage decrease resulted primarily from our ability to control these expenses and comparing them to a greater revenue base.
Consolidated Investment and Interest Income
     Investment and interest income, as a percentage of consolidated revenues, was .8% in the 2007 third quarter compared to 1.0% in the 2006 third quarter. The net decrease is attributable to the decrease in market value of the investments held in our Deferred Compensation Fund, which was offset by improved rates of return on the higher cash and cash equivalents’ average balances.
Income before Income Taxes
     Consolidated
     As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for the 2007 third quarter increased to 8.1%, as a percentage of consolidated revenues, compared to 7.6% in the 2006 third quarter.
     Reportable Segments
     Housekeeping’s 23.5% increase in income before income taxes is attributable to the improvement in the gross profit earned at the client facility level and the gross profit earned on the 13.6% increase in reportable segment revenues.
     Food’s income before income taxes decreased 36.7% on a reportable segment basis which is primarily attributable to a decline in the gross profit earned at certain clients’ facility level operations, which was offset by the gross profit earned on the 7.4% increase in reportable segment revenues.
Consolidated Income Taxes
     Our effective tax rate for the quarter ended September 30, 2007 was 38.5% compared to our September 30, 2006 effective tax rate of 37%. The increase in the effective tax rate is primarily a result of a reduction in tax credits available to the Company and graduated income tax rates being applied against increased levels of taxable income. Our 38.5% effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes.

Consolidated Net Income
     As a result of the matters discussed above, consolidated net income for the 2007 third quarter increased to 5.0%, as a percentage of consolidated revenues, compared to 4.8% in the 2006 third quarter.
2007 Nine Month Period Compared with 2006 Nine Month Period
     The following table sets forth for the nine month period ended September 30, 2007 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage increases of each compared to the nine month period ended September 30, 2006 amounts.

				Reportable Segments
		Percent	Corporate and	Housekeeping		Food
	Consolidated	incr(decr)	eliminations	Amount	%incr	Amount	%incr
Revenues	$429,137,000	15.4%	$(648,000)	$347,698,000	16.6%	$82,087,000	10.8%
Cost of services provided	365,874,000	14.3	(27,351,000)	313,593,000	16.1	79,632,000	11.1
Selling, general and administrative expense	30,481,000	15.8	30,481,000	—		—
Investment and interest income	3,436,000	(5.0)	3,436,000	—		—
Income before income taxes	$36,218,000	25.2%	(342,000)	$34,105,000	21.2%	$2,455,000	1.8%
Revenues
     Consolidated
     Consolidated revenues increased 15.4% to $429,137,000 in the nine month period ended September 30, 2007 compared to $371,841,000 in the same 2006 period as a result of the factors discussed below under Reportable Segments.
     Our Major Client accounted for 16% and 19%, respectively of consolidated revenues in the nine month periods ended September 30, 2007 and September 30, 2006.
     Reportable Segments
     Housekeeping’s 16.6% net growth in reportable segment revenues resulted primarily from a 9.0% increase in revenues related to the Summit acquisition and 7.6 % increase in revenues attributable to service agreements entered into with new clients.
     Food’s 10.8% net growth in reportable segment revenues is primarily a result of providing this service to existing Housekeeping clients. The Summit acquisition accounted for 2.6% of this segment’s revenue growth.
     We derived 15% and 22%, respectively, of Housekeeping and Food’s 2007 nine month period’s revenues from the Major Client.

Costs of services provided
     Consolidated
     Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues for the nine month period ended September 30, 2007 decreased to 85.3% from 86.1% in the corresponding 2006 period. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance

Cost of Services Provided-Key Indicators	2007%	2006%	Incr (Decr)%
Bad debt provision	1.2	.2	1.0
Workers’ compensation and general liability insurance	3.2	3.7	(.5)
     The increase in bad debt provision resulted primarily from nursing homes filing for bankruptcy. The decrease in workers’ compensation and general liability insurance is primarily a result of reduced payments to claimants due to improved claims’ experience.
     Reportable Segments
     Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for the nine month period ended September 30, 2007 decreased slightly to 90.2% from 90.6% in the corresponding 2006 period. Cost of services provided for Food, as a percentage of Food revenues, for the 2007 nine month period increased to 97.0% from 96.7% in the corresponding 2006 nine month period.
     The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues, that we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators	2007%	2006%	Incr (Decr) %
Housekeeping labor and other labor costs	81.4	81.4	—
Housekeeping supplies	5.1	5.5	(.4)
Food labor and other labor costs	54.8	54.5	.3
Food supplies	36.4	37.4	(1.0)
     The decrease in Housekeeping supplies resulted primarily from efficiencies realized in the usage of such items consumed in providing our housekeeping services.
     The increase in Food labor and other labor costs, as a percentage of Food revenues, resulted from not managing these costs as efficiently as compared to prior periods. The decrease in Food supplies, as a percentage of Food revenues, is a result of efficiencies realized in our usage of such items in providing this service.
Consolidated Selling, General and Administrative Expense
     Consistent with our 15.4% growth in consolidated revenues, selling, general and administrative expenses increased by 15.8% or $4,170,000 in comparing the nine month periods ended September 30, 2007 and September 30, 2006. However, as a percentage of total consolidated revenues, these expenses remained constant at 7.1%.
Consolidated Investment and Interest Income

     Investment and interest income, as a percentage of consolidated revenues, decreased slightly to .8% in the 2007 nine month period compared to 1.0% in the same 2006 period. Investment and interest income earned on participants’ deferred compensation plan accounts contributed approximately .2% in each of the 2007 and 2006 nine month periods investment and interest income. The net decrease is primarily the result of comparing the investment income to a greater revenue base.
Income before Income Taxes
     Consolidated
     As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for the nine month period ended September 30, 2007 increased to 8.4%, as a percentage of consolidated revenues, compared to 7.8% in the same 2006 period.
     Reportable Segments
     Housekeeping’s 21.2% increase in income before income taxes is attributable to the improvement in the gross profit earned at the client facility level and the gross profit earned on the 16.6% increase in reportable segment revenues.
     Food’s income before income taxes increased 1.8% on a reportable segment basis which is primarily attributable to the gross profit earned on the 10.8% increase in reportable segment revenues which was offset by a decline in the gross profit earned at certain clients’ facility level operations.
Consolidated Income Taxes
     Our effective tax rate for the nine month period ended September 30, 2007 was 38.5% compared to our September 30, 2006 effective tax rate of 37%. The increase in the effective tax rate is primarily attributable to the reduction in tax credits available to the Company and graduated income tax rates being applied against increased levels of taxable income. Our 38.5% effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes and estimated tax credits available to the Company.
Consolidated Net Income
     As a result of the matters discussed above, consolidated net income for the nine months ended September 30, 2007 increased to 5.2%, as a percentage of consolidated revenues, compared to 4.9% in nine month period ended September 30, 2006.

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
     Summarized below for the nine month period ended September 30, 2007 and year ended December 31, 2006 are the aggregate account balances for the three Allowance criteria noted above, net write-offs of client accounts, bad debt provision and allowance for doubtful accounts.

	Aggregate Account
	Balances of Clients
	in Bankruptcy or
	In/Pending	Net Write-Offs	Bad Debt	Allowance for
Period Ended	Collection/Litigation	of Client Accounts	Provision	Doubtful Accounts
September 30, 2007	$7,540,000	$4,421,000	$5,117,000	$3,412,000
December 31, 2006	$6,098,000	$181,000	$622,000	$2,716,000
     At September 30, 2007, we identified accounts totaling $7,540,000 that require an Allowance based on potential impairment or loss of value. An Allowance totaling $3,412,000 was provided for these accounts at such date. Actual collections of these accounts could differ from that which we currently estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance would decrease net income by $127,000.
     Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends, as more fully discussed under Liquidity and Capital Resources below, and as further described in our 2006 Annual Report on Form 10-K in Part I under “Risk Factors”, “Government Regulation of Clients” and “Service Agreements/Collections”, change in such a manner as to negatively impact the cash flows of our clients. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

Accrued Insurance Claims
     We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance, which comprise approximately 27% of our liabilities at September 30, 2007. Our accounting for this plan is affected by various uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We address these uncertainties by regularly evaluating our claims’ pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluations are based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/ or industry trends result in an unfavorable change, it would have a material adverse effect on our consolidated results of operations and financial condition. Under these plans, predetermined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.
     For workers’ compensation, we record a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of our historical data and open claims. The present value of the payout is determined by applying an 8% discount factor against the estimated value of the claims over the estimated remaining pay-out period. Reducing the discount factor by 1% would reduce net income by approximately $33,000. Additionally, reducing the estimated payout period by six months would result in an approximate $79,000 reduction in net income.
     For general liability, we record a reserve for the estimated ultimate amounts to be paid for known claims. The estimated ultimate reserve amount recorded is derived from the estimated claim reserves provided by our insurance carrier reduced by an historical experience factor.
Asset Valuations and Review for Potential Impairment
     We review our fixed assets, goodwill and other intangible assets at least annually or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. This review requires that we make assumptions regarding the value of these assets and the changes in circumstances that would affect the carrying value of these assets. If such analysis indicates that a possible impairment may exist, we are then required to estimate the fair value of the asset and, as deemed appropriate, expense all or a portion of the asset. The determination of fair value includes numerous uncertainties, such as the impact of competition on future value. We believe that we have made reasonable estimates and judgments in determining whether our long-term assets have been impaired; however, if there is a material change in the assumptions used in our determination of fair value or if there is a material change in economic conditions or circumstances influencing fair value, we could be required to recognize certain impairment charges in the future. As a result of our most recent reviews, no changes in asset values were required except for recording a $364,000 increase in goodwill relating to the Summit acquisition consisting primarily of accounting and legal fees and unrealized income tax benefits recorded by Summit prior to the acquisition.

Liquidity and Capital Resources
     At September 30, 2007, we had cash and cash equivalents of $86,045,000 and working capital of $164,743,000 compared to December 31, 2006 cash and cash equivalents of $72,997,000 and working capital of $140,627,000. We view our cash and cash equivalents as our principal measure of liquidity. Our current ratio at September 30, 2007 remained essentially unchanged at 6.0 to 1 compared to 6.1 to 1 at December 31, 2006. On an historical basis, our operations have generally produced consistent cash flow and have required limited capital resources. We believe our current and near term cash flow positions will enable us to fund our continued anticipated growth.
     Operating Activities
     The net cash provided by our operating activities was $14,971,000 for the nine month period ended September 30, 2007. The principal sources of cash flows from operating activities for the nine month period ended September 30, 2007 were net income, including non-cash charges to operations for bad debt provisions and depreciation and amortization. Additionally, operating cash flows increased by $8,041,000 as a result of the timing of payments for accrued payroll, accrued and withheld payroll taxes. The operating activity that used the largest amount of cash during the nine month period ended September 30, 2007 was a net increase of $15,552,000 in accounts and notes receivable and long-term notes receivable resulting primarily from the 15.4% growth in the Company’s 2007 nine month period revenues, as well as timing of collections. Additionally, $2,304,000 was used for the prepayment of income taxes resulting from the timing of tax credits received and the tax benefits derived from stock based compensation transactions.
     Investing Activities
     Our principal use of cash in investing activities for the nine month period ended September 30, 2007 was $1,481,000 for the purchase of housekeeping equipment, computer software and equipment, and laundry equipment installations. Under our current plans, which are subject to revision upon further review, it is our intention to spend approximately $500,000 during the remainder of 2007 for such capital expenditures.
     Financing Activities
     We have paid regular quarterly cash dividends since the second quarter of 2003. During the nine month period ended September 30, 2007, we paid regular cash dividends totaling $12,611,000 as follows.

	1st Quarter	2nd Quarter	3rd Quarter
Cash dividend per common share	$.09	$.10	$.11
Total cash dividends paid	$3,886,000	$4,186,000	$4,539,000
Record date	February 5	April 27	July 27
Payment date	February 14	May 11	August 10
     Additionally, on October 16, 2007, our Board of Directors declared a regular quarterly cash dividend payment of $.12 per common share to be paid on November 9, 2007 to shareholders of record as of October 29, 2007.

     Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.
     During the nine month period ended September 30, 2007, we received proceeds of $5,335,000 from the exercise of stock options by employees and directors, as well as recognizing an income tax benefit of $6,406,000 from such stock option transactions.
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
     Line of Credit
     We have a $30,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At September 30, 2007, there were no borrowings under the line of credit. However, at such date, we had outstanding a $27,725,000 irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letters of credit issued, the amount available under the line of credit was reduced by $27,725,000 at September 30, 2007.
     The line of credit requires us to satisfy two financial covenants. Such covenants, and their respective status at September 30, 2007, were as follows:

Covenant Description and Requirement	Status at September 30, 2007
Commitment coverage ratio: cash and cash equivalents must equal or exceed outstanding obligations under the line by a multiple of 2.	Commitment coverage is 3.1

Tangible net worth: must exceed $136,000,000.	Tangible net worth is $170,727,000
     As noted above, we complied with the financial covenants at September 30, 2007 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2008. We believe the line of credit will be renewed at that time.
     Accounts and Notes Receivable

     We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Congress has enacted a number of laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally reliant on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At September 30, 2007 and December 31, 2006, we had $9,845,000 and $13,406,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.
     We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $5,117,000 in the nine month period ended September 30, 2007 and $2,290,000 in the three month period ended September 30, 2007. These provisions represent approximately 1.2% and 1.6%, as a percentage of total revenues for such respective periods. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.
     At September 30, 2007, amounts due from our Major Client represented less than 1% of our accounts receivable balance. If such client changes its payments terms, it would increase our accounts receivable balance and have a material adverse affect on our cash flows and cash and cash equivalents.

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
     Capital Expenditures
     The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment purchases, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2007, we estimate that for the remainder of 2007 we will have capital expenditures of approximately $500,000 in connection with housekeeping equipment purchases and laundry and linen equipment installations in our clients’ facilities, as well as expenditures relating to internal data processing hardware and software requirements. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would, if necessary, seek to obtain necessary working capital from such sources as long-term debt or equity financing.
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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
     Based on their evaluation as of September 30, 2007, pursuant to Exchange Act Rules 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act 13a-15(e) are effective.
     In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by our management, including our Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended September 30, 2007, were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

HEALTHCARE SERVICES GROUP, INC.

October 22, 2007 Date	/s/ Daniel P. McCartney DANIEL P. McCARTNEY, Chief Executive Officer

October 22, 2007 Date	/s/ Thomas A. Cook THOMAS A. COOK, President and Chief Operating Officer

October 22, 2007 Date	/s/ Richard W. Hudson RICHARD W. HUDSON, Chief Financial Officer and Secretary