Form 10-K
period 2007-12-31
HEALTHCARE SERVICES GROUP INC
filed 2008-02-19
CIK 731012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from to

Commission file number. 0-12015

HEALTHCARE SERVICES GROUP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2018365
(State or other jurisdiction of incorporated or organization)	(IRS Employer Identification No.)
3220 Tillman Drive, Suite 300, Bensalem, PA	19020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(215) 639-4274

Securities registered pursuant to Section 12(b) of the 1934 Act:

Common Stock ($.01 par value)	The NASDAQ Stock Market LLC

Title of Class	Name of each exchange on which securities registered

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
YES ☐  NO ☑

The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant as of the close of business on June 30, 2007 was approximately $769,611,000 based on closing sale price of the Common Stock on the NASDAQ National Market on that date. The Registrant does not have any non-voting common equity.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock (Common Stock, $.01 par value) as of the latest practicable date (February 15, 2008). 42,922,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 20, 2008 have been incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

Part I

References made herein to “we,” “our,” “us”, or “the Company” include Healthcare Services Group, Inc. and its wholly owned subsidiaries; Summit Services Group, Inc. (whose operations were fully integrated into Healthcare Services Group, Inc. on January 1, 2007), HCSG Supply, Inc. and Huntingdon Holdings, Inc., unless the context otherwise requires.

Item I.  Business.

(a)  General
The Company is a Pennsylvania corporation, incorporated on November 22, 1976. We provide housekeeping, laundry, linen, facility maintenance and food services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. Based on the nature and similarities of the services provided, our business operations consist of two business segments (Housekeeping and Food). We believe that we are the largest provider of housekeeping and laundry services to the long-term care industry in the United States, rendering such services to approximately 2,100 facilities in 47 states as of December 31, 2007. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

On September 18, 2006, effective as of August 31, 2006, our wholly-owned subsidiary HCSG Merger, Inc acquired 100% of the common stock of Summit Services Group, Inc. (“Summit”) in a transaction accounted for under the purchase method of accounting. Summit is a provider of professional housekeeping, laundry and food services to long-term care and related facilities. The acquisition of Summit expanded and complimented our position of being the largest provider of such services to the long-term care industry in the United States. As of January 1, 2007, Summit’s operations were fully integrated into Healthcare Services Group, Inc. Additionally, we operate two wholly-owned subsidiaries, HCSG Supply, Inc. (“Supply”) and Huntingdon Holdings, Inc. (“Huntingdon”). Supply purchases, warehouses and distributes essentially all of the supplies and equipment used in providing our Housekeeping segment services. Supply also warehouses and distributes a limited number of supply items used in providing our Food segment services. Huntingdon invests our cash and cash equivalents.

(b)	Segment Information
The information called for herein is discussed below in Description of Services, and within Item 8 of this Annual Report on Form 10-K under Note 10 of Notes to Consolidated Financial Statements for the year ended December 31, 2007.

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

For the year ended December 31, 2007, GGNSC Holdings LLC (doing business as Golden Horizons), our major client, accounted for 16% of our total revenues. In 2007, we derived 15% and 21% of Housekeeping and Food revenues, respectively, from such client. At December 31, 2007, amounts due from such client represented less than 1% of our accounts receivable balance. This client completed its previously announced merger on March 14, 2006. Our relationship with the successor entity remains under the same terms and conditions as existed prior to the merger. Although we expect to continue the relationship with this client, there can be no assurance thereof. The loss of such client, or a significant reduction in the revenues we receive from this client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

An overview of each of our segments follows:

Housekeeping
Housekeeping services.  Housekeeping services is our largest service sector, representing approximately 56% or $325,033,000 of consolidated revenues in 2007. This service involves cleaning, disinfecting and sanitizing resident areas in our clients’ facilities. In providing services to any given client facility, we typically hire and train the hourly employees employed by such facility prior to our engagement. We normally assign two on-site managers to each facility to supervise and train hourly personnel and coordinate housekeeping services with other facility support functions. Such management personnel also oversee the execution of a variety of quality and cost-control procedures including continuous training and employee evaluation and on-site testing for infection control. The on-site management team also assists the facility in complying with Federal, state and local regulations.

Laundry and linen services.  Laundry and linen services represents approximately 24% or $140,531,000 of consolidated revenues in 2007. Laundry services involve the laundering and processing of the residents’ personal clothing. We provide laundry service to all of our housekeeping clients. Linen services involve providing, laundering and processing of the sheets, pillow cases, blankets, towels, uniforms and assorted linen items used by our clients’ facilities. At some facilities that utilize our laundry and linen services, we install our own equipment. Such installation generally requires an initial capital outlay by us ranging from $5,000 to $150,000 depending on the size of the facility, installation and construction costs, and the amount of equipment required. We could incur relocation or other costs in the event of the cancellation of a linen service agreement where there was an investment by us in a corresponding laundry installation. The hiring, training and supervision of the hourly employees who perform laundry and linen services are similar to, and performed by the same management personnel who oversee the housekeeping services hourly employees located at the respective client facility. In some instances we own linen supplies utilized at our clients’ facilities and therefore, maintain a sufficient inventory of linen supplies to ensure their availability.

Maintenance and other services.  Maintenance services consist of repair and maintenance of laundry equipment, plumbing and electrical systems, as well as carpentry and painting. This service sector’s total revenues of $2,155,000 represent less than 1% of consolidated revenues.

Laundry installation sales.  We (as a distributor of laundry equipment) sell laundry installations to our clients which generally represent the construction and installation of a turn-key operation. We generally offer payment terms, ranging from 36 to 60 months. During the years 2005 through 2007, laundry installation sales were not material to our operating results as we prefer to own such laundry installations in connection with performance of our service agreements.

Food
Food services.  We began providing food services in 1997. Food services represented 19% or $110,002,000 of consolidated revenues in 2007. Food services consist of the development of a menu that meets the residents’ dietary needs, purchasing and preparing the food to assure that residents receive an appetizing meal, and participation in monitoring the residents’ on-going nutritional status. On-site management is responsible for all daily food service activities, with regular support being provided by a district manager specializing in food service, as well as a registered dietitian. We also provide consulting services to facilities to assist them in cost containment and improve their food service operations.

Operational Management Structure
By applying our professional management techniques, we generally can contain or control certain housekeeping, laundry, linen, facility maintenance and food service costs on a continuing basis. We manage and provide our services through a network of management personnel, as illustrated below.

Each facility is managed by an on-site Facility Manager, an Assistant Facility Manager, and if necessary, additional supervisory personnel. Districts, typically consisting of eight to twelve facilities, are supported by a District Manager and a Training Manager. District Managers bear overall responsibility for the facilities within their districts. They are generally based in close proximity to each facility. These managers provide active support to clients in addition to the support provided by our on-site management team. Training Managers are responsible for the recruitment, training and development of Facility Managers. A division consists of a number of regions within a specific geographical area. Divisional Vice Presidents manage each division. At December 31, 2007 we maintained 40 regions within five divisions. Each region is headed by a Regional Vice President/Manager. Some regions also have a Regional Director who assumes primary responsibility for marketing our services within the respective region. Regional Vice Presidents/Managers and Regional Directors provide management support to a number of districts within a specific geographical area. Regional Vice Presidents/Managers and Regional Directors report to Divisional Vice Presidents who in turn report to the President/Chief Operating Officer and Senior Vice Presidents. We believe that our divisional, regional and district organizational structure facilitates our ability to obtain new clients, and our ability to sell additional services to existing clients.

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

The DRA’s stated goal of reducing federal Medicaid spending by $6.9 billion over five years has financial implications for nursing homes, as do the incentives it put in place for the use of community-based services, since increased use of home and community-based services and the corollary rebalancing of long term care funding towards a more non-institutional approach will likely put downward pressure on nursing home rate increases. In addition, changes to Medicaid asset transfer rules made in the DRA could exacerbate the nursing home Medicaid under-funding problem by increasing the incidence of uncompensated care. Most recently, there is significant federal pressure to reduce the maximum provider tax that states have been increasingly relying on to fund nursing home reimbursement.

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

We typically adopt and follow the client’s employee wage structure, including its policy of wage rate increases, and pass through to the client any labor cost increases associated with wage rate adjustments. Under a management agreement, we provide management and supervisory services while the client facility retains payroll responsibility for its hourly employees. Substantially all of our agreements are full service agreements. These agreements typically provide for a one year term, cancelable by either party upon 30 to 90 days’ notice after the initial 90-day period. As of December 31, 2007, we provided services to approximately 2,100 client facilities.

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

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $6,142,000, $622,000 and $1,425,000 in the years ended December 31, 2007, 2006 and 2005, respectively (See Schedule II-Valuation and Qualifying Accounts, for year-end balances). These provisions represent 1.1%, .1% and .3%, as a percentage of total revenues, for the years ended December 31, 2007, 2006 and 2005, respectively. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows, as discussed in “Government Regulation of Clients” and “Risk Factors” of this report. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our consolidated results of operations and financial condition.

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

Employees
At December 31, 2007, we employed approximately 4,250 management, office support and supervisory personnel. Of these employees, 300 held executive, regional/district management and office support positions, and 3,950 of these employees were on-site management personnel. On such date, we employed approximately 19,600 hourly employees. Many of our hourly employees were previously support employees of our clients. We manage, for a very limited number of our client facilities, the hourly employees who remain employed by those clients.

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
We make forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in this report and documents incorporated by reference into this report, other public filings with the Securities and Exchange Commission, and in our press releases. Such forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Generally they may include statements on: projections of revenues, net income, earnings per share, cash flows and other financial data. Additionally, we may make forward-looking statements relating to business objectives of management and evaluations of the market we serve. Such forward-looking statements are subject to risks and uncertainties that could cause actual results or objectives to differ materially from those projected. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

We have described below what we believe are our most significant risk factors, which may be beyond our control and could cause results to differ significantly from our projections.

We have one client, a nursing home chain, which due to its significant contribution to our total revenues, we consider a major client.
Golden Horizons, our major client accounted for 16% of our 2007 total consolidated revenues, consisting of 15% and 21% of our Housekeeping and Food revenues, respectively. At December 31, 2007, amounts due from such client represented less than 1% of our accounts receivable balance. This client completed its previously announced merger on March 14, 2006. Our relationship with the successor entity remains under the same terms and conditions as existed prior to the merger. Although we expect to continue the relationship with this client, there can be no assurance thereof. The loss of such client, or a significant reduction in the revenues we receive from such client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

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
Management believes the historical price increases of our Common Stock reflect high market expectations for our future operating results. In particular, our ability to attract new clients, through organic growth or acquisitions, has enabled us to execute our growth strategy and increase market share. If, in the event we are not able to continue historical client and revenue growth rates, our operating performance may be adversely affected. Any failure to meet the market’s high expectations for our revenue and operating results may have an adverse effect on the market price of our Common Stock.

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

We presently own laundry equipment, office furniture and equipment, housekeeping equipment and vehicles. Such office furniture and equipment, and vehicles are primarily located at our corporate office, warehouse, and divisional and regional offices. We have housekeeping equipment at all client facilities where we provide services under a full service housekeeping agreement. Generally, the aggregate cost of housekeeping equipment located at each client facility is less than $2,500. Additionally, we have laundry installations at approximately 130 client facilities. Our cost of such laundry installations ranges between $5,000 and $150,000. We believe that such laundry equipment, office furniture and equipment, housekeeping equipment and vehicles are sufficient for our current operations.

Item 3.  Legal Proceedings.
As of December 31, 2007, there were no material pending legal proceedings to which we were a party, or as to which any of our property was subject, other than routine litigation or claims and/or proceedings believed to be adequately covered by insurance.

Item 4.  Submission of Matters to a Vote of Security Holders.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a)  Market Information
Our common stock, $.01 par value (the “Common Stock”), is traded under the symbol “HCSG” on the NASDAQ Global Select Market. On February 15, 2008, there were 42,922,000 shares of Common Stock outstanding and held by non-affiliates.

The high and low sales price quotations for our Common Stock during the years ended December 31, 2007 and 2006 ranged as follows (adjusted, where applicable, to reflect the 3 for 2 stock split in the form of a 50% common stock dividend on July 17, 2007):

	2007 High	2007 Low

1st Qtr.	$20.02	$17.81
2nd Qtr.	$20.18	$17.67
3rd Qtr.	$23.32	$18.47
4th Qtr.	$23.51	$19.95

	2006 High	2006 Low

1st Qtr.	$14.40	$12.14
2nd Qtr.	$15.01	$12.68
3rd Qtr.	$17.02	$12.86
4th Qtr.	$19.43	$16.51

(b)  Holders
We have been advised by our transfer agent, American Stock Transfer and Trust Company, that we had 680 holders of record of our Common Stock as of February 15, 2008. Based on reports of security position listings compiled for the 2007 annual meeting of shareholders, we believe we may have approximately 3,500 beneficial owners of our Common Stock.

(c)  Dividends
We have paid regular quarterly cash dividends since the second quarter of 2003. During 2007, we paid regular quarterly cash dividends totaling $17,736,000.

A summary of such 2007 cash dividend payments follows:

	Cash Dividend	Payment Date	Record Date

1st Quarter	$.09	February 14	February 5
2nd Quarter	$.10	May 11	April 27
3rd Quarter	$.11	August 10	July 27
4th Quarter	$.12	November 9	October 29

Additionally, on January 22, 2008, our Board of Directors declared a regular quarterly cash dividend of $.13 per common share, which was paid on February 15, 2008 to shareholders of record as of the close of business on February 4, 2008.

On July 17, 2007, our Board of Directors declared a three-for-two stock split in the form of a 50% common stock dividend which was paid on August 10, 2007 to shareholders of record at the close of business on August 3, 2007. All fractional shares were rounded up. The effect of the stock dividend was to increase Common Shares outstanding by approximately 14,200,000 shares.

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

(d)  Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth for the Company’s equity compensation plans, on an aggregated basis, the number of shares of its Common Stock subject to outstanding options, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of December 31, 2007.

Number of Securities
	Number of Securities to be	Weighted-Average	Remaining Available for Future
	Issued Upon Exercise of	Exercise Price of	Issuance Under Equity
	Outstanding Options,	Outstanding Options,	Compensation Plans (Excluding
	Warrants and Rights	Warrants and Rights	Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,412,000[1]	$6.34	5,070,000[2]
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,412,000	$6.34	5,070,000

[1]	Represents shares of Common Stock issuable upon exercise of outstanding options granted under either the 2002 Plan, the 1996 Plan, or the 1995 Incentive and Non-qualified Stock Option Plan (the “Stock Option Plans”).

[2]	Includes options to purchase 2,733,000 shares available for future grant under the Company’s Stock Option Plans. Also includes 1,942,000 and 394,000 shares available for issuance under the Company’s 1999 Employee Stock Purchase Plan and 1999 Deferred Compensation Plan, respectively (collectively, the “1999 Plans”). Treasury shares may be issued under the 1999 Plans.

(e)  Performance Graph

Copyright © 2008 Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

	12/02	12/03	12/04	12/05	12/06	12/07
Healthcare Services Group, Inc.	100.00	148.62	245.56	372.21	531.30	595.24
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
S&P Health Care Distributors	100.00	108.18	105.44	136.29	134.44	140.02

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Healthcare Services Group, Inc., The S&P 500 Index
And The S&P Health Care Distributors Index

* $100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	Begin:	12/31/2002
	Period End:	12/31/2007
Healthcare Service Group -NASNM	End:	12/31/2007
C000002202

			Beginning
	Transaction	Closing	No. Of	Dividend	Dividend	Shares	Ending	Cum. Tot.
Date*	Type	Price**	Shares***	per Share	Paid	Reinvested	Shares	Return

31-Dec-02	Begin	3.864	25.88				25.882	100.00
11-Sep-03	Dividend	4.859	25.88	0.02	0.46	0.095	25.977	126.23
29-Oct-03	Dividend	5.037	25.98	0.02	0.54	0.107	26.084	131.38
31-Dec-03	Year End	5.698	26.08				26.084	148.62
28-Jan-04	Dividend	5.884	26.08	0.02	0.62	0.105	26.189	154.11
28-Apr-04	Dividend	7.031	26.19	0.03	0.70	0.099	26.288	184.83
28-Jul-04	Dividend	7.560	26.29	0.03	0.82	0.108	26.396	199.55
27-Oct-04	Dividend	8.120	26.40	0.04	0.94	0.116	26.512	215.28
31-Dec-04	Year End	9.262	26.51				26.512	245.56
26-Jan-05	Dividend	8.733	26.51	0.04	1.06	0.121	26.633	232.60
2-May-05	Dividend	11.271	26.63	0.03	0.83	0.074	26.707	301.01
27-Jul-05	Dividend	12.427	26.71	0.05	1.42	0.115	26.821	333.30
27-Oct-05	Dividend	11.720	26.82	0.06	1.61	0.137	26.959	315.95
31-Dec-05	Year End	13.807	26.96				26.959	372.21
1-Feb-06	Dividend	13.193	26.96	0.07	1.80	0.136	27.095	357.47
26-Apr-06	Dividend	14.327	27.09	0.07	1.99	0.139	27.234	390.17
26-Jul-06	Dividend	13.887	27.23	0.08	2.18	0.157	27.390	380.36
25-Oct-06	Dividend	18.473	27.39	0.09	2.37	0.129	27.519	508.37
31-Dec-06	Year End	19.307	27.52				27.519	531.30
1-Feb-07	Dividend	18.827	27.52	0.09	2.57	0.136	27.655	520.66
25-Apr-07	Dividend	19.613	27.66	0.10	2.77	0.141	27.796	545.18
25-Jul-07	Dividend	19.613	27.80	0.11	2.96	0.151	27.947	548.14
25-Oct-07	Dividend	21.450	27.95	0.12	3.35	0.156	28.104	602.83
31-Dec-07	End	21.180	28.10				28.104	595.24

*	Specified ending dates or ex-dividends dates.

**	All Closing Prices and Dividends are adjusted for stock splits and stock dividends.

***	‘Begin Shares’ based on $100 investment.

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

	(in thousands except for per share data)
Years Ended December 31:	2007	2006	2005	2004	2003

Selected Operating Results:
Total revenue	$577,721	$511,631	$466,291	$442,568	$379,718
Net income	$29,578	$25,452	$19,096	$14,699	$10,860
Basic earnings per Common Share	$.70	$.62	$.47	$.37	$.28
Diluted earnings per Common Share	$.67	$.59	$.45	$.35	$.27
Selected Balance Sheet Data:
Total assets	$243,368	$215,556	$188,430	$166,964	$158,328
Stockholders’ equity	$194,718	$165,477	$148,163	$131,460	$121,198
Selected Other Financial Data:
Working capital	$167,217	$140,627	$142,535	$125,012	$112,073
Cash dividends per common share	$.42	$.31	$.20	$.11	$.04
Weighted average number of common shares outstanding for basic EPS	42,286	41,176	40,381	39,331	38,361
Weighted average number of common shares outstanding for diluted EPS	43,847	43,148	42,480	41,490	40,023

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Cautionary Statement Regarding Forward Looking Statements

This report and documents incorporated by reference into this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, are not historical facts but rather based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “believes”, “anticipates”, “plans”, “expects”, “will”, “goal”, and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; one client accounting for approximately 16% of revenues in 2007-(see notes 1 and 10, ”Major Client” in the accompanying Notes to Consolidated Financial Statements); risks associated with our acquisition of Summit Services Group, Inc.; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, including state and local regulations pertaining to the taxability of our services; and the risk factors described in Part I in this report under ”Government Regulation of Clients”, ”Competition”, ”Service Agreements/Collections”, and under Item IA “Risk Factors”. Many of our clients’ revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which Congress has affected through the enactment of a number of major laws during the past decade. These laws have significantly altered, or threatened to alter, overall government reimbursement funding rates and mechanisms. The overall effect of these laws and trends in the long-term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing services could not be passed on to our clients.

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

Results of Operations
The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of December 31, 2007 and the year then ended and the notes accompanying those financial statements contained herein under Item 8.

As disclosed in Note 2 of the Notes to the Consolidated Financial Statements, the September 18, 2006 Summit acquisition was effective as of August 31, 2006. As of January 1, 2007, Summit’s operations were fully integrated into Healthcare Services Group, Inc. The Summit results of operations, for the period September 1, 2006 to December 31, 2006 are included in our 2006 consolidated results of operations and financial information presented below. Such impact, when material and quantifiable, is discussed where we believe it would contribute to the reader’s understanding of our financial statements.

As disclosed in Note 13 of the Notes to the Consolidated Financial Statements, a cumulative effect of adjusting our deferred compensation liability resulted from applying the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 108 (“SAB No. 108”). We have adopted SAB No. 108 at December 31, 2006 and for the year then ended. Historically, the appreciation on our Common Stock held in our Deferred Compensation Plan (the “Plan”) trust account was not recognized in the reporting of the deferred compensation liability. In accordance with the guidance provided by Emerging Issues Task Force Issue No. 97-14 (“EITF No. 97-14), we increased our recorded deferred compensation liability to reflect the current fair market value of our shares held in the Plan trust account. Prior to the adoption of SAB No. 108, we used the “rollover” method described therein in evaluating the materiality of financial statements’ adjustments. We determined the impact from the adjustment to be immaterial to the year ended December 31, 2006 and prior periods’ financial results under the “rollover” method. Additionally, we have evaluated the adjustment using the dual approach method described in SAB No. 108. Pursuant to the guidance of SAB No. 108, the adjustment to the liability was accomplished by the recording in 2006 of the cumulative effect, as of January 1, 2006, a $1,432,000 ($856,000 net of income taxes) increase to correct the liability balance as of December 31, 2005. Offsetting this increase to our liability was a corresponding charge to retained earnings 2006 beginning balance. Additionally, the 2006 financial statements were effected by the adjustment through an approximately $970,000 ($605,000 net of income taxes) increase to the liability with a corresponding charge to deferred compensation expense to reflect the changes in fair market value during 2006. Of this adjustment, approximately $530,000 ($335,000 net of income taxes) was applicable to previously reported 2006 periods through September 30, 2006 and $440,000 ($270,000 after income taxes) impacted our 2006 fourth quarter results. Reported results for periods prior to January 1, 2006 have not been adjusted.

Overview
We provide housekeeping, laundry, linen, facility maintenance and food services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the

United States. We believe that we are the largest provider of housekeeping and laundry services to the long-term care industry in the United States, rendering such services to approximately 2,100 facilities in 47 states as of December 31, 2007. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

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

Food consists of providing for the development of a menu that meets the patient’s dietary needs, and the purchasing and preparing of the food for delivery to the patients.

In addition to Summit (whose operations were fully integrated into Healthcare’s on January 1, 2007), we operate two wholly-owned subsidiaries, HCSG Supply, Inc. (“Supply”) and Huntingdon Holdings, Inc. (“Huntingdon”). Supply purchases, warehouses and distributes the supplies and equipment used in providing our Housekeeping segment services. Huntingdon invests our cash and cash equivalents.

Consolidated Operations
The following table sets forth, for the years indicated, the percentage which certain items bear to consolidated revenues:

	Relation to Consolidated Revenues
	Years Ended December 31,
	2007	2006	2005

Revenues	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	85.4	85.7	87.1
Selling, general and administration	7.0	7.3	7.0
Investment and interest income	.7	1.0	.7

Income before income taxes	8.3	8.0	6.6
Income taxes	3.2	3.0	2.5

Net income	5.1%	5.0%	4.1%

Subject to the factors noted in the Cautionary Statement Regarding Forward Looking Statements included in this report, we anticipate our financial performance in 2008 to be comparable to the 2007 percentages presented in the above table as they relate to consolidated revenues.

Housekeeping is our largest and core reportable segment, representing approximately 80% of 2007 consolidated revenues. Food revenues represented approximately 19% of 2007 consolidated revenues. Additionally, other ancillary services accounted for 1% of 2007 consolidated revenues.

Although there can be no assurance thereof, we believe that in 2008 each of Housekeeping’s and Food’s revenues, as a percentage of consolidated revenues, will remain approximately the same as their respective 2007 percentages noted above. Furthermore, we expect the sources of growth in 2008 for the respective operating segments will be primarily the same as historically experienced. Accordingly, although there can be no assurance thereof, the growth in Food is expected to come from our current Housekeeping client base, while growth in Housekeeping will primarily come from obtaining new clients.

2007 Compared with 2006
The following table sets forth 2007 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage increases (decreases) of each compared to 2006 amounts. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions, as well as transactions between reportable segments and our warehousing and distribution subsidiary.

		Percent		Reportable Segments
		increase	Corporate and	Housekeeping		Food
	Consolidated	(decrease)	eliminations	Amount	%incr	Amount	%incr(decr)

Revenues	$577,721,000	12.9%	$(126,000)	$467,833,000	13.5%	$110,014,000	8.5%
Cost of services provided	493,364,000	12.5	(36,803,000)	422,982,000	13.0	107,185,000	9.4
Selling, general and administrative	40,284,000	8.3	40,284,000	—		—
Investment and interest income	4,022,000	(18.0)	4,022,000	—		—
Income before income taxes	$48,095,000	18.1%	$415,000	$44,851,000	18.5%	$2,829,000	(16.7)%

Revenues

Consolidated
Consolidated revenues increased 12.9% to $577,721,000 in 2007 compared to $511,631,000 in 2006 as a result of the factors discussed below under Reportable Segments.

We have one client, a nursing home chain (“Major Client”), which in 2007 and 2006 accounted for 16% and 18%, respectively, of consolidated revenues. At both December 31, 2007 and 2006 amounts due from such client represented less than 1% of our accounts receivable balance. This client completed its previously announced merger on March 14, 2006. Our relationship with this successor entity remains under the same terms and conditions as established prior to the merger. Although we expect to continue the relationship with this client, there can be no assurance thereof, and the loss of such client, or a significant reduction in the revenues we receive from this client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Reportable Segments
Housekeeping’s 13.5% net growth in reportable segment revenues resulted primarily from an increase of 7.6% attributable to service agreements entered into with new clients and a 5.9% increase in revenues related to the Summit acquisition.

Food’s 8.5% net growth in reportable segment revenues is primarily a result of providing this service to an increasing number of existing Housekeeping clients. The Summit acquisition accounted for 1.5% of the increase.

We derived 15% and 21%, respectively, of Housekeeping and Food’s 2007 revenues from our Major Client.

Costs of services provided

Consolidated
Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues for 2007 decreased to 85.4% from 85.7% in 2006. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance.

Cost of Services Provided-Key Indicators	2007%	2006%	Incr (Decr)%

Bad debt provision	1.1	.1	1.0
Workers’ compensation and general liability insurance	3.1	3.5	(.4)

The increase in bad debt provision resulted primarily from nursing homes filing for bankruptcy. The workers’ compensation and general liability insurance expense decrease is primarily a result of reduced payments to claimants due to improved claims’ experience.

Reportable Segments
Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for 2007 decreased to 90.4% from 90.8% in 2006. Cost of services provided for Food, as a percentage of Food revenues, for 2007 increased to 97.4% from 96.6% in 2006.

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues, that we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators	2007%	2006%	Incr (Decr)%

Housekeeping labor and other labor costs	81.5	81.6	(.1)
Housekeeping segment supplies	5.2	5.6	(.4)
Food labor and other labor costs	54.9	54.3	.6
Food segment supplies	38.6	37.4	1.2

The decrease in Housekeeping labor and other labor costs, as a percentage of Housekeeping revenues, resulted primarily from efficiencies achieved. The decrease in Housekeeping supplies resulted primarily from better management of supplies’ consumption, as well as comparing these costs to a greater revenue base.

The increase in Food labor and other labor costs, as a percentage of Food revenues, resulted primarily from not managing these costs as efficiently as compared to prior periods. The increase in Food segment supplies, as a percentage of Food segment revenues, is a result of vendor price increases.

Consolidated Selling, General and Administrative Expense
Consistent with our 12.9% growth in consolidated revenues, selling, general and administrative expenses increased by $3,088,000. However, as a percentage of total consolidated revenues, these expenses decreased to 7.0% in 2007 as compared to 7.3% in 2006. The .3% percentage decrease is primarily attributable to our ability to control these expenses and comparing them to a greater revenue base in the current period.

Consolidated Investment and Interest Income
Investment and interest income, as a percentage of consolidated revenues, decreased to .7% in 2007 compared to 1.0% in 2006. The decrease is primarily attributable to the decrease in market value of the investments held in our Deferred Compensation Fund and reduced interest income earned resulting from lower cash and cash equivalents’ average balances.

Income before Income Taxes

Consolidated
As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for 2007 increased to 8.3%, as a percentage of consolidated revenues, compared to 8.0% in 2006.

Reportable Segments
Housekeeping’s 18.5% increase in income before income taxes is attributable to the improvement in the gross profit earned at the client facility level and the gross profit earned on the 13.5% increase in reportable segment revenues.

Food’s income before income taxes decreased 16.7% on a reportable segment basis which is primarily attributable to a decline in the gross profit earned at certain clients’ facility level operations, as well as additional costs incurred in the initiative of repositioning the direct management of Food to the respective geographical Housekeeping divisional management teams. These factors were partially offset by the gross profit earned on the 8.5% increase in reportable segment revenues.

Consolidated Income Taxes
Our effective tax rate increased to 38.5% for the year ended December 31, 2007 from 37.5% for the year ended December 31, 2006. The increase in the effective tax rate is primarily a result of an increase in pre-tax book income, decreasing the favorable impact of tax-exempt income, and the impact of state income taxes. Absent any significant change in federal, or state and local tax laws, we expect our effective tax rate for 2008 to be approximately the same as realized in 2007. Our 38.5% effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes.

Consolidated Net Income
As a result of the matters discussed above, consolidated net income for 2007 increased to 5.1%, as a percentage of consolidated revenues, compared to 5.0% in 2006.

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

				Reportable Segments
		Percent	Corporate and	Housekeeping		Food
	Consolidated	increase	eliminations	Amount	%incr	Amount	%incr

Revenues	$511,631,000	9.7%	$(2,019,000)	$412,271,000	9.9%	$101,379,000	9.2%
Cost of services provided	438,617,000	8.0	(33,778,000)	374,414,000	9.1	97,981,000	8.6
Selling, general and administrative	37,196,000	14.2	37,196,000	—		—
Income before income taxes	$40,723,000	32.2%	$(532,000)	$37,857,000	18.6%	$3,398,000	29.0%

Revenues

Consolidated
Consolidated revenues increased 9.7% to $511,631,000 in 2006 compared to $466,291,000 in 2005 as a result of the factors discussed below under Reportable Segments.

Revenues from our Major Client accounted for 18% and 19%, of consolidated revenues in 2006 and 2005, respectively. At both December 31, 2006 and 2005 amounts due from such client represented less than 1% of our accounts receivable balance.

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

Summarized below for the years 2005 through 2007 are the aggregate account balances for the three Allowance criteria noted above, net write-offs of client accounts, bad debt provision and allowance for doubtful accounts.

	Aggregate Account
	Balances of Clients
	in Bankruptcy or
	in/or Pending	Net Write-Offs	Bad Debt	Allowance for
Year Ending	Collection/Litigation	of Client Accounts	Provision	Doubtful Accounts

2005	$2,960,000	$1,019,000	$1,425,000	$2,275,000
2006	6,098,000	181,000	622,000	2,716,000
2007	9,363,000	4,574,000	6,142,000	4,284,000

At December 31, 2007, we identified accounts totaling $9,363,000 that require an Allowance based on potential impairment or loss of value. An Allowance totaling $4,284,000 was provided for these accounts at such date. Actual collections of these accounts could differ from that which we currently estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance would decrease net income by approximately $156,000.

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

Accrued Insurance Claims

We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance, which comprise approximately 29% of our liabilities at December 31, 2007. Our accounting for this plan is affected by various uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We address these uncertainties by regularly evaluating our claims’ pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluations are based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/ or industry trends result in an unfavorable change, it would have a material adverse effect on our consolidated results of operations and financial condition. Under these plans, predetermined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.

For workers’ compensation, we record a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of our historical data and open claims. The present value of the payout is determined by applying an 8% discount factor against the estimated value of the claims over the estimated remaining pay-out period. Reducing the discount factor by 1% would reduce net income by approximately $71,000. Additionally, reducing the estimated payout period by six months would result in an approximate $115,000 reduction in net income.

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

Liquidity and Capital Resources
At December 31, 2007, we had cash and cash equivalents of $92,461,000 and working capital of $167,217,000 compared to December 31, 2006 cash and cash equivalents of $72,997,000 and working capital of $140,627,000. We view our cash and cash equivalents as our principal measure of liquidity. Our current ratio at December 31, 2007 increased to 7.0 to 1 compared to 6.1 to 1 at December 31, 2006. This increase resulted primarily from higher cash balances and the increase in accounts and notes receivable resulting primarily from our 12.9% increase in revenues, as well as the increase in inventories resulting primarily from the increase in the number of client facilities we service. On an historical basis, our operations have generally produced consistent cash flow and have required limited capital resources. We believe our current and near term cash flow positions will enable us to fund our continued anticipated growth.

Operating Activities
The net cash provided by our operating activities was $25,771,000 for the year ended December 31, 2007. The principal sources of net cash flows from operating activities for 2007 were net income, including non-cash charges to operations for bad debt provisions, and depreciation and amortization. Additionally, operating activities’ cash flows increased by $2,261,000 as a result of the timing of payments for accrued payroll, accrued and withheld payroll taxes. The operating activity that used the largest amount of cash during the year ended December 31, 2007 was a net increase of $9,205,000 in accounts and notes receivable and long-term notes receivable resulting primarily from the 12.9% growth in the Company’s 2007 revenues. Additionally, cash flows from operating activity were reduced by a $2,477,000 increase in inventories and supplies, and a $2,134,000 decrease in accounts payable and other accrued expenses resulting from the timing of such payments.

Investing Activities
Our principal use of cash in investing activities for the year ended December 31, 2007 was $1,505,000 for the purchases of housekeeping equipment, computer software and equipment, and laundry equipment installations. See “Capital Expenditures” below.

Financing Activities
We have paid regular quarterly cash dividends since the second quarter of 2003. During 2007, we paid to shareholders regular quarterly cash dividends totaling $17,736,000 as follows.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Cash dividend per common share	$ .09	$ .10	$ .11	$ .12
Total cash dividends paid	$3,886,000	$4,185,000	$4,538,000	$5,127,000
Record date	February 5	April 27	July 27	October 29
Payment date	February 14	May 11	August 10	November 9

Additionally, on January 22, 2008, our Board of Directors declared a regular quarterly cash dividend of $.13 per common share which was paid on February 15, 2008 to shareholders of record as of the close of business February 4, 2008.

Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

During the year ended December 31, 2007, we received proceeds of $5,462,000 from the exercise of stock options by employees and directors. Additionally, as a result of deductions derived from the stock option exercises, we recognized an income tax benefit of $6,616,000.

Line of Credit
We have a $30,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At December 31, 2007, there were no borrowings under the line of credit. However, at such date, we had outstanding a $27,725,000 irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $27,725,000 at December 31, 2007.

The line of credit requires us to satisfy two financial covenants. Such covenants, and their respective status at December 31, 2007 were as follows:

Covenant Description and Requirement	Status at December 31, 2007

Commitment coverage ratio: cash and cash equivalents must equal or exceed outstanding obligations under the line of credit by a multiple of 2	Commitment coverage is 3.33
Tangible net worth: must exceed $139,000,000	Tangible net worth is $174,000,000

As noted above, we complied with both financial covenants at December 31, 2007 and expect to continue to remain in compliance with all such financial covenants. This line of credit expires on June 30, 2008. We believe the line of credit will be renewed at that time.

Accounts and Notes Receivable
We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Congress has enacted a number of laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally reliant on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At December 31, 2007 and December 31, 2006, we had $9,473,000 and $13,406,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $6,142,000, $622,000 and $1,425,000 in the years ended December 31, 2007, 2006 and 2005, respectively. These provisions represent approximately 1.1%, .1% and .3%, as a percentage of total revenues for such respective periods. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

At December 31, 2007, amounts due from our Major Client represented less than 1% of our accounts receivable balance. If such client changes its payment terms, it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

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

Capital Expenditures
The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment purchases, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2008, we estimate that for the period we will have capital expenditures of $2,000,000 to $3,000,000 in connection with housekeeping equipment purchases and laundry and linen equipment installations in our clients’ facilities, as well as expenditures relating to internal data processing hardware and software requirements. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would, if necessary, seek to obtain necessary working capital from such sources as long-term debt or equity financing.

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

Item 8.  Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	29
Management’s Report on Internal Control Over Financial Reporting	30
Report of Independent Registered Public Accounting Firm (on Internal Control Over Financial Reporting)	31

Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2007 and 2006	32
Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005	33
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	34
Consolidated Statement of Changes in Stockholders’ Equity for the years Ended December 31, 2007, 2006 and 2005	35
Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005	36
Consent of Independent Registered Public Accounting Firm
Certification of Principal Executive Officer
Certification of Principal Financial Officer
Certification of Principal Executive Officer pursuant to Section 906
Certification of Principal Financial Officer pursuant to Section 906

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of
Healthcare Services Group, Inc.

We have audited the accompanying balance sheets of Healthcare Services Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Services Group, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Healthcare Services Group Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 12, 2008 expressed an unqualified opinion.

Edison, New Jersey
February 12, 2008

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, for the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting as of December 31, 2007 is effective as a whole.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent auditors have audited, and reported on, the company’s internal control over financial reporting as of December 31, 2007. This report appears on page 31.

Daniel P. McCartney Chief Executive Officer February 12, 2008	Richard W. Hudson Chief Financial Officer February 12, 2008

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of
Healthcare Services Group, Inc.

We have audited Healthcare Services Group, Inc.’s (a Delaware Corporation) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Healthcare Services Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’ Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Healthcare Services Group, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Healthcare Services Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of income, cash flows, and stockholders’ equity, for each of the three years in the period ended December 31, 2007, and our report dated February 12, 2008 expressed an unqualified opinion thereon.

Edison, New Jersey
February 12, 2008

Consolidated Balance Sheets

	December 31,
	2007	2006

Assets
Current Assets:
Cash and cash equivalents	$92,461,000	$72,997,000
Accounts and notes receivable, less allowance for doubtful accounts of $4,284,000 in 2007 and $2,716,000 in 2006	82,951,000	78,086,000
Inventories and supplies	15,117,000	12,640,000
Deferred income taxes	465,000	652,000
Prepaid expenses and other	4,104,000	3,862,000

Total current assets	195,098,000	168,237,000
Property and Equipment:
Laundry and linen equipment installations	1,718,000	1,781,000
Housekeeping equipment and office furniture	16,588,000	16,086,000
Autos and trucks	103,000	85,000

	18,409,000	17,952,000
Less accumulated depreciation	14,106,000	13,077,000

	4,303,000	4,875,000
GOODWILL Less accumulated amortization of $1,743,000 in 2007 and 2006	15,020,000	14,543,000
OTHER INTANGIBLE ASSETS Less accumulated amortization of $1,409,00 in 2007 and $352,000 in 2006	6,090,000	7,148,000
NOTES RECEIVABLE—long term portion, net of discount	6,058,000	7,861,000
DEFERRED COMPENSATION FUNDING	10,361,000	7,385,000
DEFERRED INCOME TAXES—long term portion	6,349,000	5,403,000
OTHER NONCURRENT ASSETS	89,000	104,000

TOTAL ASSETS	$243,368,000	$215,556,000

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$8,902,000	$10,139,000
Accrued payroll, accrued and withheld payroll taxes	11,613,000	10,125,000
Other accrued expenses	1,338,000	2,425,000
Income taxes payable	1,726,000	274,000
Accrued insurance claims	4,302,000	4,647,000

Total current liabilities	27,881,000	27,610,000
ACCRUED INSURANCE CLAIMS—long term portion	10,037,000	10,843,000
DEFERRED COMPENSATION LIABILITY	10,732,000	11,626,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 100,000,000 shares authorized, 44,715,000 shares issued in 2007 and 43,499,000 in 2006	447,000	435,000
Additional paid-in capital	75,064,000	58,664,000
Retained earnings	136,110,000	124,268,000
Common stock in treasury, at cost, 2,119,000 shares in 2007 and 2,276,000 shares in 2006	(16,903,000)	(17,890,000)

Total Stockholders’ Equity	194,718,000	165,477,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$243,368,000	$215,556,000

See accompanying notes

Consolidated Statements of Income

	Years Ended December 31,
	2007	2006	2005

Revenues	$577,721,000	$511,631,000	$466,291,000
Operating costs and expenses:
Cost of services provided	493,364,000	438,617,000	406,114,000
Selling, general and administrative	40,284,000	37,196,000	32,576,000
Other income:
Investment and interest	4,022,000	4,905,000	3,198,000

Income before income taxes	48,095,000	40,723,000	30,799,000
Income taxes	18,517,000	15,271,000	11,703,000

Net Income	$29,578,000	$25,452,000	$19,096,000

Basic earnings per Common Share	$.70	$.62	$.47

Diluted earnings per Common Share	$.67	$.59	$.45

Cash dividends per common share	$.42	$.31	$.20

Basic weighted average number of common shares outstanding	42,286,000	41,176,000	40,382,000

Diluted weighted average number of common shares outstanding	43,847,000	43,147,000	42,480,000

See accompanying notes

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net Income	$29,578,000	$25,452,000	$19,096,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,004,000	2,306,000	1,872,000
Bad debt provision	6,142,000	622,000	1,425,000
Deferred income taxes benefits	(759,000)	(1,386,000)	(399,000)
Stock-based compensation expense	291,000	481,000	35,000
Tax benefit of stock option transactions	—	—	3,454,000
Unrealized gain on deferred compensation fund investments	(426,000)	(976,000)	(705,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	(11,008,000)	(9,422,000)	(4,897,000)
Inventories and supplies	(2,477,000)	(840,000)	(714,000)
Notes receivable — long term portion	1,803,000	(3,306,000)	1,002,000
Deferred compensation funding	(1,684,000)	(783,000)	(859,000)
Accounts payable and other accrued expenses	(2,134,000)	(774,000)	453,000
Accrued payroll, accrued and withheld payroll taxes	2,261,000	1,890,000	2,324,000
Accrued insurance claims	(1,151,000)	413,000	285,000
Deferred compensation liability	1,106,000	3,285,000	1,892,000
Income taxes payable	1,452,000	(896,000)	452,000
Prepaid expenses and other assets	(227,000)	54,000	(221,000)

Net cash provided by operating activities	25,771,000	16,120,000	24,495,000

Cash flows from investing activities:
Disposals of fixed assets	132,000	151,000	85,000
Additions to property and equipment	(1,505,000)	(1,854,000)	(1,897,000)
Cash paid for acquisition	(477,000)	(9,736,000)	—

Net cash used in investing activities	(1,850,000)	(11,439,000)	(1,812,000)

Cash flows from financing activities:
Treasury stock transactions in benefit plans	1,142,000	(261,000)	(173,000)
Acquisition of treasury stock	—	(8,227,000)	(3,857,000)
Dividends paid	(17,736,000)	(12,627,000)	(8,076,000)
Reissuance of treasury stock pursuant to Dividend
Reinvestment Plan	59,000	44,000	32,000
Repayment of debt assumed in acquisition	—	(6,163,000)	—
Tax benefit from equity compensation plans	6,616,000	1,247,000	—
Proceeds from the exercise of stock options	5,462,000	3,298,000	5,549,000

Net cash used in financing activities	(4,457,000)	(22,689,000)	(6,525,000)

Net increase (decrease) in cash and cash equivalents	19,464,000	(18,008,000)	16,158,000
Cash and cash equivalents at beginning of the year	72,997,000	91,005,000	74,847,000

Cash and cash equivalents at end of the year	$92,461,000	$72,997,000	$91,005,000

Supplementary Cash Flow Information:
Issuance of 65,000, 96,000, and 135,000 shares of Common
Stock in 2007, 2006 and 2005, respectively, pursuant to Employee Stock Plans	$1,254,000	$728,000	$643,000

Reclassification of deferred compensation obligation pursuant to Plan amendment	$2,866,000
Issuance of 554,000 shares of Common Stock related to

acquisition	$—	$8,516,000	$—

See accompanying notes

Consolidated Statements of Stockholders’ Equity

	Years Ended December 31, 2007, 2006 and 2005
			Additional	Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity

Balance, December 31, 2004	41,642,000	416,000	39,235,000	101,279,000	(9,470,000)	131,460,000
Net income for the year				19,096,000		19,096,000
Exercise of stock options and other share-based compensation, net of 21,000 shares tendered for payment	1,350,000	13,000	5,571,000			5,584,000
Tax benefit arising from stock option transactions			3,454,000			3,454,000
Acquisition of treasury stock (869,000 shares)					(3,857,000)	(3,857,000)
Shares purchased and shares sold in employee Deferred Compensation
Plan and other benefit plans (26,000 shares)					(173,000)	(173,000)
Shares issued pursuant to Employee Stock Plans (135,000 shares)	24,000	2,000	180,000		461,000	643,000
Cash dividends—$.20 per common share				(8,076,000)		(8,076,000)
Shares issued pursuant to Dividend Reinvestment Plan (3,000 shares)			19,000		13,000	32,000

Balance, December 31, 2005	43,016,000	431,000	48,459,000	112,299,000	(13,026,000)	148,163,000
Cumulative effect adjustment (See Note 13)				(856,000)		(856,000)
Net income for the year				25,452,000		25,452,000
Exercise of stock options and other stock-based compensation, net of 6,000 shares tendered for payment	483,000	4,000	3,294,000			3,298,000
Tax benefit arising from stock option transactions			1,247,000			1,247,000
Shares issued pursuant to acquisition (554,000 shares)			5,429,000		3,087,000	8,516,000
Acquisition of treasury stock (503,000 shares)					(8,227,000)	(8,227,000)
Shares purchased and shares sold in employee Deferred Compensation Plan and other benefit plans (2,000 shares)					(261,000)	(261,000)
Shares issued pursuant to Employee Stock Plans (96,000 shares)			210,000		518,000	728,000
Cash dividends—$.31 per common share				(12,627,000)		(12,627,000)
Shares issued pursuant to Dividend Reinvestment Plan (3,000 shares)			25,000		19,000	44,000

Balance, December 31, 2006	43,499,000	435,000	58,664,000	124,268,000	(17,890,000)	$165,477,000
Net income for the year				29,578,000		29,578,000
Exercise of stock options and other stock-based compensation, net of 23,000 shares tendered for payment	1,216,000	12,000	5,450,000			5,462,000
Tax benefit arising from stock option transactions			6,616,000			6,616,000
Shares purchased and shares sold in employee Deferred Compensation
Plan and other benefit plans (89,000 shares)			690,000		452,000	1,142,000
Shares issued pursuant to Employee Stock Plans (65,000 shares)			745,000		509,000	1,254,000
Reclassification of deferred compensation plan liability			2,866,000			2,866,000
Cash dividends—$.42 per common share				(17,736,000)		(17,736,000)
Shares issued pursuant to Dividend Reinvestment Plan (3,000 shares)			33,000		26,000	59,000

Balance, December 31, 2007	44,715,000	$447,000	$75,064,000	$136,110,000	$(16,903,000)	$194,718,000

See accompanying notes.

Notes to Consolidated Financial Statements

Note 1—	Summary of Significant Accounting Policies

Nature of Operations
We provide housekeeping, laundry, linen, facility maintenance and food services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe that we are the largest provider of housekeeping and laundry services to the long-term care industry in the United States rendering such services to approximately 2,100 facilities in 47 states as of December 31, 2007. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

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

As a distributor of laundry equipment, we occasionally sell laundry installations to certain clients. The sales in most cases represent the construction and installation of a turn-key operation and are for payment terms ranging from 24 to 60 months. Our accounting policy for these sales is to recognize the gross profit over the life of the payments associated with our financing of the transactions. During 2007, 2006 and 2005 laundry installation sales were not material.

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

In accordance with SFAS 109, “Accounting for Income Taxes” (“SFAS No. 109”), deferred tax assets should be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The future realization of our net deferred tax assets depends on the availability of sufficient future taxable income. In making this determination, we considered all available positive and negative evidence and made certain assumptions. We considered, among other things, the overall business environment and our historical earnings. We performed this analysis as of December 31, 2007 and determined that there was sufficient positive evidence to conclude that it is more likely than not that our deferred tax assets will be realized. We will assess the need for a deferred tax asset valuation allowance on an ongoing basis considering factors such as those mentioned above, as well as other relevant criteria.

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

Advertising Costs
Advertising costs are expensed when incurred. For the years ended December 31, 2007, 2006 and 2005, advertising costs were not material.

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

Three-for-Two Stock Splits
On July 17, 2007 our Board of Directors declared a three-for-two stock split in the form of a 50% common stock dividend which was paid on August 10, 2007 to shareholders of record at the close of business on August 3, 2007. Additionally, on April 19, 2005, our Board of Directors declared a three-for-two stock split in the form of a 50% common stock dividend which was paid on May 2, 2005 to shareholders of record at the close of business on April 29, 2005. All share and per common share information for all periods presented have been adjusted to reflect the three-for-two stock splits.

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

Major Client
Our Major Client’s percentage contribution to revenues and accounts receivable balances is summarized below:

		Reportable Segments
		Revenues		Amounts due at December 31,
	Total Revenues	Housekeeping	Food	% of accounts receivable balance

2007	16%	15%	21%	less than 1%
2006	18%	16%	26%	less than 1%
2005	19%	18%	27%	less than 1%

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

We have certain notes receivable that either do not bear interest or bear interest at a below market rate. Therefore, such notes receivable of $2,449,000 and $3,201,000 at December 31, 2007 and 2006, respectively, have been discounted to their present value and are reported at such values of $2,301,000 and $2,698,000 at December 31, 2007 and 2006, respectively.

Recent Accounting Pronouncements
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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The effective date for the Company is January 1, 2007. Upon adoption, the cumulative effect of applying the recognition and measurement provisions of FIN 48, if any, shall be reflected as an adjustment to the opening balance of retained earnings. The adoption of FIN 48 did not have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB Statement 141R, “Business Combinations” (SFAS 141R”) was issued. SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date for the Company will be January 1, 2009. We have not yet determined the impact of SFAS 141R related to future acquisitions, if any, on our Consolidated Financial Statements.

Note 2—	Acquisition
On September 18, 2006, effective as of August 31, 2006, our wholly-owned subsidiary HCSG Merger, Inc acquired 100% of the common stock of Summit Services Group, Inc (“Summit”) in a transaction accounted for under the purchase method of accounting. Summit is a provider of professional housekeeping, laundry and food services to long-term care and related facilities. We believe the acquisition of Summit expands and compliments our position of being the largest provider of such services to the long-term care industry in the United States. In conjunction with the acquisition, the aggregate consideration to the Summit shareholders was comprised of a cash payment of approximately $9,460,000 and the issuing of approximately 554,000 shares of our common stock to such selling shareholders of Summit (valued at approximately $8,516,000). Additionally as of December 31, 2007, we incurred transactions costs of approximately $477,000, consisting primarily of accounting and legal fees, as well as unrealized income tax benefits recorded by Summit prior to the acquisition. In addition to the consideration paid, certain former shareholder/employees of Summit entered into employment agreements with us pursuant to which each former shareholder/employee is to receive a stated annual salary. As of January 1, 2007, Summit’s operations were fully integrated into Healthcare Services Group, Inc.

We have allocated the purchase price, as detailed below, to the Summit assets acquired and liabilities assumed at estimated fair market values, considering a number of factors, including the use of an independent appraisal.

Accounts and notes receivable, net	$10,441,000
Other assets	312,000
Fixed assets	382,000
Identifiable Intangible Assets	7,500,000
Goodwill	13,409,000

Total assets acquired	32,044,000
Accounts payable, accrued expenses and other liabilities	(13,315,000)

Net assets acquired	$18,729,000

The determination of the components of the $7,500,000 of acquired Identifiable Intangible Assets listed in the above table as of the acquisition date are as follows; $6,700,000 was assigned to Customer Relationships which have a weighted-average amortization period of seven years and $800,000 was assigned to Non-compete Agreements with a weighted-average amortization period of eight years. In 2007 and 2006, we recorded amortization expense related to the Identified Intangible Assets of approximately $1,057,000 and $352,000, respectively. The Goodwill has an indefinite life and, accordingly, is not being amortized, but will be subject to periodic impairment testing at future periods in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The acquired goodwill is allocated to Housekeeping and Food in the amounts of $12,008,000 and $1,401,000, respectively. The estimated amortization expense for each of the five succeeding years is as follows:

	Customer	Non-Compete
Year	Relationships	Agreements	Total

2008	$957,000	$100,000	$1,057,000
2009	$957,000	$100,000	$1,057,000
2010	$957,000	$100,000	$1,057,000
2011	$957,000	$100,000	$1,057,000
2012	$957,000	$100,000	$1,057,000

As noted, the Summit acquisition is being accounted for under the purchase method of accounting. Additionally, effective January 1, 2007 Summit’s operations were fully integrated into our operations. Accordingly, our consolidated financial statements for the years ended December 31, 2007 and 2006 (subsequent to the August 31, 2006 effective date of the acquisition) include Summit’s results of operations. During these periods, the operations of Summit contributed the following to our two reportable operating segments revenues. Additionally, Summit’s amortization applicable to our two reportable operating segments is as follows.:

	2007	2007	2006	2006
Segment	Housekeeping	Food	Housekeeping	Food

Revenues	$40,078,000	$2,762,000	$14,719,000	$1,189,000
Amortization	$957,000	$100,000	$316,000	$36,000

Supplemental pro forma information reflecting the acquisition of Summit as if it occurred on January 1, 2005 has not been provided due to the fact that this is not a material transaction.

Note 3—	Allowance for Doubtful Accounts
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

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients have included those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $6,142,000, $622,000 and $1,425,000 in the years ended December 31, 2007, 2006 and 2005, respectively. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risks associated with trends in the long-term care industry. Notwithstanding our efforts to minimize our credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. In the event that our clients experience such significant impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

Impaired Notes Receivable
We evaluate our notes receivable for impairment quarterly and on an individual client basis. Notes receivable considered impaired are generally attributable to clients that are either in bankruptcy, are subject to collection activity or those slow payers that are experiencing financial difficulties. In the event that a note receivable is impaired, it is accounted for in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan (an amendment of FASB Statements no. 5 and No. 15)”, and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan- Income Recognition and Disclosures (an amendment of FASB Statement No. 114)”,. Accordingly, it is valued at the present value of expected cash flows or market value of related collateral.

At December 31, 2007, 2006 and 2005, we had notes receivable aggregating $400,000, $200,000 and $2,500,000, respectively, that are impaired. During 2007, 2006 and 2005, the average outstanding balance of impaired notes receivable was $300,000, $1,300,000 and $2,500,000, respectively. No interest income was recognized in any of these years.

Summary schedules of impaired notes receivable, and the related reserve, for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Impaired Notes Receivable
	Balance			Balance
	Beginning			End of
	of Year	Additions	Deductions	Year

2007	$200,000	$400,000	$200,000	$400,000

2006	$2,500,000	$—	$2,300,000	$200,000

2005	$2,500,000	$60,000	$60,000	$2,500,000

	Reserve for Impaired Notes Receivable
	Balance			Balance
	Beginning			End of
	of Year	Additions	Deductions	Year

2007	$200,000	$200,000	$200,000	$200,000

2006	$1,300,000	$—	$1,100,000	$200,000

2005	$500,000	$900,000	$100,000	$1,300,000

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

Note 4—	Lease Commitments
We lease office facilities, equipment and autos under operating leases expiring on various dates through 2011. Certain office leases contain renewal options. The following is a schedule, by calendar year, of future minimum lease payments under operating leases that have remaining terms in excess of one year as of December 31, 2007.

Operating
Year	Leases

2008	$1,025,000
2009	562,000
2010	398,000
2011	4,000
Thereafter	—

Total minimum lease payments	$1,989,000

Certain property leases provide for scheduled rent escalations. We do not consider the scheduled rent escalations to be material to our operating lease expenses individually or in the aggregate. Total expense for all operating leases was approximately $1,273,000, $1,086,000 and $913,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 5—	Share-Based Compensation
As of December 31, 2007, we had five share-based compensation plans which are described below: the 2002 Stock Option Plan, 1995 Incentive and Non-Qualified Stock Option Plan for key employees, the 1996 Non-Employee Director’s Stock Option Plan (collectively the “Stock Option Plans”), the 2000 Employee Stock Purchase Plan (the “ESPP”) and the Supplemental Executive Retirement Plan (the “SERP”).

Prior to the adoption of SFAS No. 123R, we followed the intrinsic value method in accordance with APB No. 25 to account for our employee stock options and share purchase rights. Accordingly, no compensation expense was recognized for share purchase rights granted in connection with the issuance of stock options under any of our Stock Option Plans, or through our ESPP for periods ended prior to January 1, 2006. The following table illustrates the effect on our net income and earnings per common share had compensation expense for employee stock options granted under our Stock Option Plans and share purchase rights under our

ESPP been determined based on fair value at the grant date consistent with SFAS No. 123 for the years ended December 31, 2005.

2005

Net income as reported	$19,096,000
Deduct:
Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects:
Stock Option Plans	(3,735,000)
ESPP	(604,000)

Pro forma net income	$14,757,000

Basic Earnings Per Common Share
As reported	$.47
Pro forma	$.37
Diluted Earnings Per Common Share
As reported	$.45
Pro forma	$.35

In the years ended December 31, 2007 and 2006 we recorded share-based compensation of $291,000 and $481,000, respectively resulting from our ESPP. We did not grant any stock options in 2007 or 2006.

Stock Option Plans
The Nominating, Compensation and Stock Option Committee of the Board of Directors is responsible for determining the individuals who will be granted options, the number of options each individual will receive, the option price per share, and the exercise period of each option.

We have granted incentive and non-qualified stock options primarily to employees and directors under either of our Stock Option Plans. On April 19, 2005, our Board of Directors adopted an Amendment to the 2002 Stock Option Plan to increase the total number of shares of our Common Stock available for issuance under such Plan from 3,545,000 to 5,795,000. Such Amendment was approved by shareholders on May 24, 2005. On April 22, 2003, our Board of Directors adopted an Amendment to the 2002 Stock Option Plan. Such Amendment was approved by shareholders on May 27, 2003. The Amendment increased the total number of shares of our Common Stock available for issuance under such Plan from 1,688,000 shares to 3,545,000. On March 28, 2002, our Board of Directors adopted the 2002 Stock Option Plan. It was approved by shareholders on May 21, 2002.

Incentive Stock Options
As of December 31, 2007, 3,481,000 shares of common stock were reserved for issuance under our incentive stock option plans, including 2,482,000 shares which are available for future grant. The incentive stock option price will not be less than the fair market value of the common stock on the date the option is granted. No option grant will have a term in excess of ten years. The options are exercisable over a five to ten year period. Additionally, options granted vest and become exercisable either on the date of grant or commencing six months from the option grant date.

A summary of incentive stock option activity is as follows:

	2007		2006		2005
	Weighted		Weighted		Weighted
	Average	Number	Average	Number	Average	Number
	Price	of Shares	Price	of Shares	Price	of Shares

Beginning of period	$6.85	1,754,000	$6.93	2,294,000	$4.90	2,954,000
Granted	—	—	—	—	13.81	477,000
Cancelled	8.85	(1,000)	6.45	(126,000)	3.61	(83,000)
Exercised	5.81	(754,000)	7.45	(414,000)	4.62	(1,054,000)

End of period	$7.63	999,000	$6.85	1,754,000	$6.93	2,294,000

There were no incentive stock options granted in either 2007 or 2006. The weighted average grant-date fair value of incentive stock options granted during 2005 was $3.33.

The following table summarizes information about incentive stock options outstanding at December 31, 2007.

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price Range	Outstanding	Life	Price	Exercisable	Price

$1.50–2.74	107,000	3.09	$2.31	107,000	$2.31
$3.01–3.75	193,000	4.76	3.55	193,000	3.55
$5.53–5.53	240,000	5.99	5.53	240,000	5.53
$9.10–9.10	208,000	6.99	9.10	208,000	9.10
$13.81–13.81	251,000	3.00	13.81	251,000	13.81

	999,000	4.90	$7.63	999,000	$7.63

Non-Qualified Options
As of December 31, 2007, 1,664,000 shares of common stock were reserved for issuance under our non-qualified stock option plans, including 251,000 shares which are available for future grant. The non-qualified options were granted at option prices which were not less than the fair market value of the common stock on the date the options were granted. The options are exercisable over a five to ten year period, either on the date of grant or commencing six months from the option grant date.

A summary of non-qualified stock option activity is as follows.

	2007		2006		2005
	Weighted		Weighted		Weighted
	Average	Number	Average	Number	Average	Number
	Price	of Shares	Price	of Shares	Price	of Shares

Beginning of period	$4.83	1,896,000	$4.79	1,971,000	$3.75	2,126,000
Granted	—	—	—	—	13.81	162,000
Cancelled	—	—	—	—	—	—
Exercised	3.10	(483,000)	3.63	(75,000)	2.45	(317,000)

End of period	$5.43	1,413,000	$4.83	1,896,000	$4.79	1,971,000

There were no non-qualified stock options granted in either 2007 or 2006. The weighted average grant-date fair value of non-qualified options granted during 2005 was $4.72.

The following table summarizes information about non-qualified stock options outstanding at December 31, 2007.

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price Range	Outstanding	Life	Price	Exercisable	Price

$1.50–2.74	608,000	3.09	$2.51	608,000	$2.51
$3.01–3.75	185,000	4.95	3.73	185,000	3.73
$5.53–5.53	256,000	5.99	5.53	256,000	5.53
$9.10–9.10	211,000	6.99	9.10	211,000	9.10
$13.81–13.81	153,000	3.00	13.81	153,000	13.81

	1,413,000	4.43	$5.43	1,413,000	$5.43

Fair Value Valuation Estimates
The fair value of options granted during 2005 (no stock options were issued in either 2007 or 2006) is estimated on the date of grant using the Black-Scholes-Merton option pricing model based on the following assumptions:

2005

Risk-Free Interest-Rate	7.00%
Weighted Average Expected Life— Incentive Options	2.32years
Non-Qualified Options	4.20years
Expected Volatility	35.0%
Dividend Yield	1.45%

Other Information
Other information pertaining to activity of our Stock Option Plans during the years ended December 31, 2007, 2006 and 2005 was as follows:

	2007	2006	2005

Aggregate intrinsic value of stock options exercised	$18,084,000	$3,689,000	$10,560,000
Aggregate intrinsic value of outstanding stock options	$35,723,000	$49,322,000	$33,556,000

Employee Stock Purchase Plan
Since January 1, 2000, we have had a non-compensatory Employee Stock Purchase Plan for all eligible employees. All full-time and certain part-time employees who have completed two years of continuous service with us are eligible to participate. The ESPP was implemented through five annual offerings. The first annual offering commenced on January 1, 2000. On February 12, 2004 (effective January 1, 2004), our Board of Directors extended the ESPP for an additional eight annual offerings. Annual offerings commence and terminate on the respective year’s first and last calendar day. Under the ESPP, we are authorized to issue up to 2,700,000 shares of our common stock to our employees. Pursuant to such authorization, we have 1,942,000 shares available for future grant at December 31, 2007. Furthermore, under the terms of the ESPP, eligible employees can choose each year to have up to $25,000 of their annual earnings withheld to purchase our Common Stock. The purchase price of the stock is 85% of the lower of its beginning or end of the plan year market price.

The following table summarizes information about our ESPP annual offerings for the years ended December 31, 2007, 2006 and 2005:

	ESPP Annual Offering
	2007	2006	2005

Common shares purchased	61,000	65,000	96,000
Per common share purchase price	$16.41	$11.95	$7.55
Amount expensed under ESPP	$291,000	$481,000	—
Common shares date of issue	January 14, 2008	January 17, 2007	January 9, 2006

Deferred Compensation Plan
Since January 1, 2000, we have had a Supplemental Executive Retirement Plan (the “SERP”) for certain key executives and employees. The SERP is not qualified under section 401 of the Internal Revenue Code. Under the SERP, participants may defer up to 15% of their earned income on a pre-tax basis. As of the last day of each plan year, each participant will receive a 25% match of their deferral in our Common Stock based on the then current market value. SERP participants fully vest in our matching contribution three years from the first day of the initial year of participation. The income deferred and our matching contribution are unsecured and subject to the claims of our general creditors. Under the SERP, we are authorized to issue up to 675,000 shares of our common stock to our employees. Pursuant to such authorization, we have 395,000 shares available for future grant at December 31, 2007 (after deducting the 2007 funding of 18,000 shares delivered in 2008). In the aggregate, since initiation of the SERP, the Company’s 25% match has resulted in 280,000 shares (including the 2007 funding of shares delivered in 2008) being issued to the trustee. At the time of issuance, such shares were accounted for at cost, as treasury stock. At December 31, 2007 (prior to 2007 shares delivered in 2008), approximately 150,000 of such shares are vested and remain in the respective active participants’ accounts. The following table summarizes information about our SERP for the plan years ended December 31, 2007, 2006 and 2005:

	SERP Plan Year
	2007	2006	2005

Amount of company match expensed under SERP	$371,000	$353,000	$317,000
Treasury shares issued to fund SERP expense	18,000	18,000	23,000
SERP trust account balance at December 31	$13,578,000[1]	$11,705,000[1]	$8,431,000[1]
Unrealized gains recorded in SERP liability account	$241,000[2]	$1,944,000[2]	$1,312,000[2]

[1]	SERP trust account investments are recorded at their fair value which is based on quoted market prices. Differences between such amounts in the table above and the deferred compensation funding asset reported on our Consolidated Balance Sheets represent the value of our Common Stock held in the Plan’s participants’ trust account and reported by us as treasury stock in our Consolidated Balance Sheets.

[2]	Includes unrecognized loss on our Common Stock held in Plan’s participants’ trust account of $185,000 in the 2007 SERP Plan year, and unrecognized gains on our Common Stock held in the Plan’s participants’ trust account of $970,000 and $607,000 for the 2006 and 2005 SERP Plan years, respectively. The Common Stock unrecognized loss in 2007 represents such loss as of May 31, 2007, the date of the modification of the SERP Plan.

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

See Note 13 for discussion of cumulative effect of adjustment for deferred compensation liability as of January 1, 2006.

Note 6—	Other Employee Benefit Plans

Retirement Savings Plan
Since October 1, 1999, we have had a retirement savings plan for non-highly compensated employees (the “RSP”) under Section 401(k) of the Internal Revenue Code. The RSP allows eligible employees to contribute up to fifteen percent (15%) of their eligible compensation on a pre-tax basis. There is no match by the Company.

Note 7—	Dividends
We have paid regular quarterly cash dividends since the second quarter of 2003. During 2007, we paid regular quarterly cash dividends totaling $17,736,000 as detailed below.

2007 Cash Dividend Payments	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Cash dividend per common share	$.09	$.10	$.11	$.12
Total cash dividends paid	$3,886,000	$4,185,000	$4,538,000	$5,127,000
Record date	February 5	April 27	July 27	October 29
Payment date	February 14	May 11	August 10	November 9

On January 22, 2008, our Board of Directors declared a regular quarterly cash dividend of $.13 per common share, which was paid on February 15, 2008 to shareholders of record as of close of business February 4, 2008.

Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

On July 17, 2007 our Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend which was paid on August 10, 2007 to holders of record at the close of business August 3, 2007. Additionally, on April 19, 2005, our Board of Directors declared a three-for-two stock split in the form of a 50% common stock dividend which was paid on May 2, 2005 to shareholders of record at the close of business on April 29, 2005. The effect of these actions was to increase common shares outstanding by 14,200,000 and 14,018,000 in 2007 and 2005, respectively. All share and per common share information for all periods presented have been adjusted to reflect the three-for-two stock splits.

Note 8—	Income Taxes
The following table summarizes the provision for income taxes.

	Year Ended December 31,
	2007	2006	2005

Current:
Federal	$15,608,000	$14,131,000	$9,732,000
State	3,529,000	2,526,000	2,370,000

	19,137,000	16,657,000	12,102,000
Deferred:
Federal	(513,000)	(1,138,000)	(504,000)
State	(107,000)	(248,000)	105,000

	(620,000)	(1,386,000)	(399,000)

Tax Provision	$18,517,000	$15,271,000	$11,703,000

Under SFAS 109, deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Management believes it is more likely than not that current and noncurrent deferred tax assets will be realized to reduce future income taxes. Several significant factors were considered by management in its determination, including: 1) expectations of future earnings, 2) historical operating results and 3) the expected extended period of time over which insurance claims will likely be paid.

Significant components of our federal and state deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2007	2006

Net current deferred assets:
Allowance for doubtful accounts	$1,892,000	$1,293,000
Accrued insurance claims—current	1,682,000	1,821,000
Expensing of housekeeping supplies	(2,848,000)	(2,234,000)
Other	(261,000)	(228,000)

	$465,000	$652,000

Net noncurrent deferred tax assets:
Deferred compensation	$4,965,000	$4,066,000
Non-deductible reserves	59,000	181,000
Depreciation of property and equipment	(483,000)	(589,000)
Accrued insurance claims—noncurrent	3,926,000	4,248,000
Amortization of intangibles	(2,143,000)	(2,541,000)
Other	25,000	38,000

	$6,349,000	$5,403,000

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2007	2006	2005

Tax expense computed at statutory rate	$16,832,000	$14,253,000	$10,779,000
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	2,130,000	1,198,000	1,576,000
Federal jobs credits	(379,000)	(183,000)	(524,000)
Tax exempt interest	(414,000)	(373,000)	(243,000)
Other, net	348,000	376,000	115,000

	$18,517,000	$15,271,000	$11,703,000

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2007, 2006, 2005 and 2004, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

The table reporting on the change in the liability for unrecognized tax benefits during the year ended December 31, 2007 is omitted as there is no activity to report in such account for the year ended December 31, 2007.

Income taxes paid were $11,528,000, $16,241,000 and $8,196,000 during 2007, 2006 and 2005, respectively.

Note 9—	Related Party Transactions
One of our directors, as well as the brother of an officer and director (collectively “Related Parties”), have separate ownership interests in several different client facilities which have entered into service agreements with us. During the years ended December 31, 2007, 2006 and 2005 the service agreements with the client facilities in which the Related Parties have ownership interests resulted in revenues of $4,894,000, $7,795,000 and $7,652,000, respectively. At December 31, 2007 and 2006, accounts and notes receivable from such facilities of $2,465,000 and $3,027,000, respectively, are included in the accompanying consolidated balance sheets.

Another of our directors is a member of a law firm which was retained by us. During the years ended December 31, 2007, 2006 and 2005, fees received from us by such firm did not exceed $100,000 in any period. Additionally, such fees did not exceed, in any period, 5% of such firm’s revenues.

Note 10—	Segment Information

Reportable Operating Segments
We manage and evaluate our operations in two reportable segments. With respect to the Summit acquisition, as described in Note 2, its operations are comparable to ours and therefore reported within our reportable operating segments in 2006 (since the date of acquisition). As of January 1, 2007, Summit’s operations were fully integrated into the operations of Healthcare Services Group, Inc. The two reportable segments are Housekeeping (housekeeping, laundry, linen and other services), and Food (food services). Although both segments serve the same client base and share many operational similarities, they are managed separately due to distinct differences in the type of service provided, as well as the specialized expertise required of the professional management personnel responsible for delivering the respective segment’s services. We consider the various services provided within Housekeeping to be one reportable operating segment since such services are rendered pursuant to a single service agreement and the delivery of such services is managed by the same management personnel.

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

			Corporate and
	Housekeeping	Food	Eliminations	Total

Year Ended December 31, 2007
Revenues	$467,833,000	$110,014,000	$(126,000)	$577,721,000
Income before income taxes	44,851,000	2,829,000	415,000[1]	48,095,000
Depreciation and amortization	2,311,000	248,000	445,000	3,004,000
Total assets	100,529,000	24,873,000	117,966,000[2]	243,368,000
Capital Expenditures	$1,049,000	$70,000	$386,000	$1,505,000
Year Ended December 31, 2006
Revenues	$412,271,000	$101,379,000	$(2,019,000)	$511,631,000
Income before income taxes	37,857,000	3,398,000	(532,000)[1]	40,723,000
Depreciation	1,356,000	136,000	814,000	2,306,000
Total assets	101,066,000	23,126,000	91,364,000[2]	215,556,000
Capital Expenditures	$1,359,000	$16,000	$479,000	$1,854,000
Year Ended December 31, 2005
Revenues	$375,133,000	$92,864,000	$(1,706,000)	$466,291,000
Income before income taxes	31,909,000	2,634,000	(3,744,000)[1]	30,799,000
Depreciation	1,229,000	116,000	527,000	1,872,000
Total assets	62,631,000	17,754,000	108,045,000[2]	188,430,000
Capital Expenditures	$1,334,000	$2,000	$561,000	$1,897,000

[1]	represents primarily corporate office cost and related overhead, as well as consolidated subsidiaries’ operating expenses that are not allocated to the reportable segments, net of investment and interest income.

[2]	represents primarily cash and cash equivalents, deferred income taxes and other current and noncurrent assets.

Total Revenues from Clients
The following revenues earned from clients differ from segment revenues reported above due to the inclusion of adjustments used for segment reporting purposes by management. We earned total revenues from clients in the following service categories:

	Year Ended December 31,
	2007	2006	2005

Housekeeping services	$325,033,000	$293,374,000	$262,842,000
Laundry and linen services	140,531,000	116,254,000	109,764,000
Food services	110,002,000	99,513,000	91,244,000
Maintenance services and Other	2,155,000	2,490,000	2,441,000

	$577,721,000	$511,631,000	$466,291,000

Major Client
We have one client, a nursing home chain, which in 2007, 2006 and 2005 accounted for 16%, 18% and 19%, respectively, of total revenues. In the year ended December 31, 2007, we derived 15% and 21%, respectively, of the Housekeeping and Food segments’ revenues from such client. Additionally, at both December 31, 2007 and 2006, amounts due from such client represented less than 1% of our accounts receivable balance. This client completed its previously announced merger on March 14, 2006. Our relationship with the successor entity remains under the same terms and conditions as established prior to the merger. Although we expect to continue the relationship with this client, there can be no assurance thereof. The loss of such client, or a significant reduction in revenues from such client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Note 11—	Earnings Per Common Share
A reconciliation of the numerators and denominators of basic and diluted earning per common share is as follows:

	Year Ended December 31, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net Income	$29,578,000

Basic earnings per common share	29,578,000	42,286,000	$.70
Effect of dilutive securities: Options		1,561,000	(.03)

Diluted earnings per common share	$29,578,000	43,847,000	$.67

	Year Ended December 31, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net Income	$25,452,000

Basic earnings per common share	25,452,000	41,176,000	$.62
Effect of dilutive securities: Options		1,971,000	(.03)

Diluted earnings per common share	$25,452,000	43,147,000	$.59

	Year Ended December 31, 2005
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net Income	$19,096,000

Basic earnings per common share	19,096,000	40,382,000	$.47
Effect of dilutive securities: Options		2,098,000	(.02)

Diluted earnings per common share	$19,096,000	42,480,000	$.45

No outstanding options were excluded from the computation of diluted earnings per common share for the years ended December 31, 2007, 2006 and 2005 as none have an exercise price in excess of the average market value of our common stock during such periods.

Note 12—	Other Contingencies
We have a $30,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At December 31, 2007, there were no borrowings under the line of credit. However, at such date, we had outstanding a $27,725,000 irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $27,725,000 at December 31, 2007. The line of credit requires us to satisfy two financial covenants. We are in compliance with the financial covenants at December 31, 2007 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2008. We believe the line of credit will be renewed at that time.

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

At December 31, 2007 and December 31, 2006 we have unsettled tax assessments from a state taxing authority of $707,000 ($435,000, net of income taxes) and $580,000 ($363,000, net of income taxes), respectively. With respect to these assessments, we have recorded a reserve at December 31, 2007 of $391,000 ($240,000, net of income taxes) and a reserve at December 31, 2006 of $320,000 ($175,000, net of income taxes).

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

Note 13—	Cumulative Effect of Adjustment to Deferred Compensation Liability
A cumulative effect of adjusting our deferred compensation liability resulted from applying the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 108 (“SAB No. 108)”. We have adopted

SAB No. 108 at December 31, 2006 and for the year then ended. Historically, the appreciation on our Common Stock held in our Deferred Compensation Plan (the “Plan”) trust account was not recognized in the reporting of the deferred compensation liability. In accordance with the guidance provided by Emerging Issues Task Force Issue No. 97-14 (“EITF No. 97-14), we increased our recorded deferred compensation liability to reflect the current fair market value of our shares held in the Plan trust account. Prior to the adoption of SAB No. 108 in 2006, we used the “rollover” method described therein in evaluating the materiality of financial statements’ adjustments. We determined the impact from the adjustment to be immaterial to year ended December 31, 2006 and prior periods’ financial results under the “rollover” method. Additionally, we have evaluated the adjustment using the dual approach method described in SAB No. 108. Pursuant to the guidance of SAB No. 108, the adjustment to the liability was accomplished by the recording in 2006 of the cumulative effect, as of January 1, 2006, of a $1,432,000 ($856,000 net of income taxes) increase to correct the liability balance as of December 31, 2005, with a corresponding charge to retained earnings 2006 beginning balance. Additionally, the 2006 financial statements were effected by an adjustment of approximately $970,000 ($605,000 net of income taxes) to increase the liability with a corresponding charge to deferred compensation expense to reflect the changes in fair market value of our Common Stock held in the Plan trust account during 2006. Of this adjustment, approximately $530,000 ($333,000 net of income taxes) was applicable to previously reported 2006 periods through September 30, 2006 and $440,000 ($270,000 after income taxes) impacted our 2006 fourth quarter results. Reported results for periods prior to January 1, 2006 have not been adjusted.

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

Note 14—	Accrued Insurance Claims
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

For workers’ compensation, we record a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of our historical data and open claims. The accrued insurance claims were reduced by approximately $850,000, $807,000 and $903,000 at December 31, 2007, 2006 and 2005, respectively in order to record the estimated present value at the end of each year using an 8% discount factor over the estimated remaining pay-out period.

For general liability, we record a reserve for the estimated amounts to be paid for known claims. The estimated ultimate reserve amount recorded is derived from the estimated claim reserves provided by our insurance carrier reduced by an historical experience factor.

Note 15—	Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31

2007
Revenues	$140,679,000	$142,377,000	$146,081,000	$148,584,000
Operating costs and expenses	$129,825,000	$131,190,000	$135,341,000	$137,292,000
Income before income taxes	$12,115,000	$12,234,000	$11,868,000	$11,878,000
Net income	$7,450,000	$7,524,000	$7,299,000	$7,305,000
Basic earnings per common share[1]	$.18	$.18	$.17	$.17
Diluted earnings per common share[1]	$.17	$.17	$.17	$.17
Cash dividends per common share[1]	$.09	$.10	$.11	$.12
2006
Revenues	$118,918,000	$122,840,000	$130,083,000	$139,790,000
Operating costs and expenses	$111,256,000	$113,800,000	$121,475,000	$129,283,000
Income before income taxes	$9,009,000	$10,013,000	$9,906,000	$11,795,000
Net income	$5,676,000	$6,308,000	$6,241,000	$7,227,000
Basic earnings per common share[1]	$.14	$.15	$.15	$.17
Diluted earnings per common share[1]	$.13	$.15	$.15	$.17
Cash dividends per common share[1]	$.07	$.07	$.08	$.09

[1]	Year-to-date earnings and cash dividends per common share amounts may differ from the sum of quarterly amounts due to rounding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Design and Evaluation of Internal Control Over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Grant Thornton, LLP, our independent registered public accounting firm, also audited our internal control over financial reporting, Management’s report and the independent registered public accounting firm’s audit report are included in this Annual Report on Form 10-K on pages 30 and 31 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”, and are incorporated herein by reference.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
The information regarding directors and executive officers is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to its shareholders in connection with its 2008 Annual Meeting of Shareholders and to be filed within 120 days of the close of the year ended December 31, 2007.

Item 11.	Executive Compensation.
The information regarding executive compensation is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to shareholders in connection with its 2008 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to shareholders in connection with its 2008 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ending December 31, 2007.

Item 13.	Certain Relationships and Related Transactions.
The information regarding certain relationships and related transactions is incorporated herein by reference to the Company’s definitive proxy statement mailed to shareholders in connection with its 2008 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2007.

Item 14.	Principal Accounting Fees and Services
The information regarding principal accounting fees and services is incorporated herein by reference to the Company’s definitive proxy statement mailed to shareholders in connection with its 2008 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2007.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)  Index of Financial Statements
The Financial Statements listed in the Index to Consolidated Financial Statements are filed as port of this report on From 10-K (see Part II, Item 8- Financial Statements and Supplementary Data).

(b)  Index of Exhibits
The following Exhibits are filed as part of this Report (references are to Reg. S-K Exhibit Numbers):

Exhibit
Number	Description

3.1	Articles of Incorporation of the Registrant, as amended, are incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-2 (File No. 33-35798).
3.2	Amendment to Articles of Incorporation of the Registrant as of May 30, 2000, is incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the period ended December 31, 2001.
3.3	Amendment to Articles of Incorporation of the Registrant as of May 22, 2007, is incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 24, 2007.
4.1	Specimen Certificate of the Common Stock, $.01 par value, of the Registrant is incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-18 (Commission File No. 2-87625-W).
4.2**	Employee Stock Purchase Plan of the Registrant is incorporated by reference to Exhibit 4(a) of Registrant’s Registration Statement on Form S-8 (Commission File No. 333-92835).
4.3**	Amendment to Employee Stock Purchase Plan is incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K for the period ended December 31, 2003.
4.4**	Deferred Compensation Plan is incorporated by reference to Exhibit 4(b) of Registrant’s Registration Statement on Form S-8 (Commission File No. 333-92835).
10.1**	1995 Incentive and Non-Qualified Stock Option Plan, as amended is incorporated by reference to Exhibit 4(d) of the Form S-8 filed by the Registrant, Commission File No. 33-58765.
10.2**	Amendment to the 1995 Employee Stock Option Plan is incorporated by reference to Exhibit 4(a) of Registrant’s Registration Statement on Form S-8 (Commission File No. 333-46656).
10.3**	1996 Non-Employee Directors’ Stock Option Plan, Amended and Restated as of October 28, 1997 is incorporated by reference to Exhibit 10.6 of Form 10-Q Report for the quarter ended September 30, 1997 filed by Registrant on November 14, 1997).
10.4**	Form of Non-Qualified Stock Option Agreement granted to certain Directors is incorporated by reference to Exhibit 10.9 of Registrant’s Registration Statement on Form S-1 (Commission File No. 2-98089).
10.5**	Amended and restated 2002 Stock Option Plan is incorporated by reference to Exhibit 4(1) to the Company’s Registration Statement on Form S-8 (Commission File No. 333-127747).
10.7	Healthcare Services Group, Inc. Dividend Reinvestment Plan is incorporated by reference to the Company’s Registration Statement on Form S-3 (Commission File No. 333-108182).
14.	Code of Ethics and Business Conduct. Such document is available at our website www.hcsgcorp.com
21.	List of subsidiaries is filed herewith in Part I, Item I.

Exhibit
Number	Description

23.	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

**	indicates that exhibit is a management contract or a management compensatory plan or arrangement

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

Dated: February 12, 2008
HEALTHCARE SERVICES GROUP, INC.
(Registrant)

By:	/s/ Daniel P. McCartney
Daniel P. McCartney
Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Daniel P. McCartney Daniel P. McCartney	Chief Executive Officer and Chairman	February 12, 2008

/s/ Joseph F. McCartney Joseph F. McCartney	Director and Vice President	February 12, 2008

/s/ Barton D. Weisman Barton D. Weisman	Director	February 12, 2008

/s/ Robert L. Frome Robert L. Frome	Director	February 12, 2008

/s/ Thomas A. Cook Thomas A. Cook	Director, President and Chief Operating Officer	February 12, 2008

/s/ John M. Briggs John M. Briggs	Director	February 12, 2008

/s/ Robert J. Moss Robert J. Moss	Director	February 12, 2008

/s/ Dino D. Ottaviano Dino D. Ottaviano	Director	February 12, 2008

/s/ Richard W. Hudson Richard W. Hudson	Chief Financial Officer and Secretary	February 12, 2008