Form 10-Q
period 2008-03-31
HEALTHCARE SERVICES GROUP INC
filed 2008-04-18
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended March 31, 2008
Commission File Number 0-120152
HEALTHCARE SERVICES GROUP, INC.
( Exact name of registrant as specified in its charter)

Pennsylvania	23-2018365

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification number)

3220 Tillman Drive-Suite 300, Bensalem, Pennsylvania	19020

(Address of principal executive office)	(Zip code)
Registrant’s telephone number, including area code: 215-639-4274
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such returns), (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Number of shares of common stock, issued and outstanding as of April 17, 2008 is 43,025,000
Total of 36 Pages

-0-

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$96,957,000	$92,461,000
Accounts and notes receivable, less allowance for doubtful accounts of $4,784,000 in 2008 and $4,284,000 in 2007	84,556,000	82,951,000
Prepaid income taxes	1,823,000
Inventories and supplies	15,065,000	15,117,000
Deferred income taxes	525,000	465,000
Prepaid expenses and other	5,002,000	4,104,000

Total current assets	203,928,000	195,098,000
PROPERTY AND EQUIPMENT:
Laundry and linen equipment installations	1,697,000	1,718,000
Housekeeping equipment and office equipment	16,121,000	16,588,000
Autos and trucks	103,000	103,000

	17,921,000	18,409,000
Less accumulated depreciation	13,826,000	14,106,000

	4,095,000	4,303,000
GOODWILL, Less accumulated amortization of $1,743,000 in 2008 and 2007	15,020,000	15,020,000
OTHER INTANGIBLE ASSETS, Less accumulated amortization of $1,673,000 in 2008 and $1,409,000 in 2007	5,826,000	6,090,000
NOTES RECEIVABLE- long term portion, net of discount	7,209,000	6,058,000
DEFERRED COMPENSATION FUNDING	9,659,000	10,361,000
DEFERRED INCOME TAXES- long term portion	5,881,000	6,349,000
OTHER NONCURRENT ASSETS	90,000	89,000

TOTAL ASSETS	$251,708,000	$243,368,000

LIABILITIES AND STOCKHOLDERS’ EQUITY CURRENT LIABILITIES:
Accounts payable	$8,776,000	$8,902,000
Accrued payroll, accrued and withheld payroll taxes	18,197,000	11,613,000
Other accrued expenses	900,000	1,338,000
Income taxes payable	—	1,726,000
Accrued insurance claims	3,880,000	4,302,000

Total current liabilities	31,753,000	27,881,000

ACCRUED INSURANCE CLAIMS- long term portion	9,054,000	10,037,000
DEFERRED COMPENSATION LIABILITY	9,759,000	10,732,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 100,000,000 shares authorized, 45,105,000 shares issued in 2008 and 44,715,000 shares in 2007	451,000	447,000
Additional paid in capital	80,419,000	75,064,000
Retained earnings	137,388,000	136,110,000
Common stock in treasury, at cost, 2,089,000 shares in 2008 and 2,119,000 shares in 2007	(17,116,000)	(16,903,000)

Total stockholders’ equity	201,142,000	194,718,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$251,708,000	$243,368,000

See accompanying notes.

Consolidated Statements of Income
          (Unaudited)

	For the Three Months Ended March 31,
	2008	2007
Revenues	$147,259,000	$141,166,000
Operating costs and expenses:
Costs of services provided	125,854,000	119,801,000
Selling, general and administrative	10,579,000	10,511,000
Other Income :
Investment and interest income	324,000	1,261,000

Income before income taxes	11,150,000	12,115,000

Income taxes	4,293,000	4,665,000

Net Income	$6,857,000	$7,450,000

Basic earnings per common share	$0.16	$0.18

Diluted earnings per common share	$0.16	$0.17

Cash dividends per common share	$0.13	$0.09

Basic weighted average number of common shares outstanding	43,016,000	41,657,000

Diluted weighted average number of common shares outstanding	44,213,000	43,662,000

See accompanying notes.

Consolidated Statements of Cash Flows	( Unaudited )
	For the Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net Income	$6,857,000	$7,450,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	748,000	745,000
Bad debt provision	500,000	1,977,000
Deferred income taxes (benefits)	408,000	(888,000)
Share-based compensation expense	179,000	103,000
Unrealized (gain) loss on deferred compensation fund investments	504,000	(382,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	(2,105,000)	(4,582,000)
Prepaid income taxes	(1,823,000)	—
Inventories and supplies	52,000	(522,000)
Notes receivable- long term portion	(1,151,000)	(221,000)
Deferred compensation funding	197,000	(589,000)
Accounts payable and other accrued expenses	(340,000)	(2,541,000)
Accrued payroll, accrued and withheld payroll taxes	7,585,000	6,242,000
Accrued insurance claims	(1,405,000)	(81,000)
Deferred compensation liability	(603,000)	871,000
Income taxes payable	(1,726,000)	(82,000)
Prepaid expenses and other assets	(898,000)	(330,000)

Net cash provided by operating activities	6,979,000	7,170,000

Cash flows from investing activities:
Disposals of fixed assets	62,000	61,000
Additions to property and equipment	(337,000)	(415,000)
Cash paid for acquisition	—	(27,000)

Net cash used in investing activities	(275,000)	(381,000)

Cash flows from financing activities:
Treasury stock transactions in benefit plans	—	82,000
Dividends paid	(5,579,000)	(3,887,000)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	17,000	14,000
Acquisition of treasury stock	(746,000)	—
Tax benefits transactions in equity compensation plans	2,369,000	1,307,000
Proceeds from the exercise of stock options	1,731,000	1,697,000

Net cash used in financing activities	(2,208,000)	(787,000)

Net increase in cash and cash equivalents	4,496,000	6,002,000

Cash and cash equivalents at beginning of the period	92,461,000	72,997,000

Cash and cash equivalents at end of the period	$96,957,000	$78,999,000

Supplementary Cash Flow Information:
Income taxes cash payments, net of refunds	$5,064,000	$4,328,000

Issuance of 61,000 shares of Common Stock in 2008 and 65,000 shares of Common Stock in 2007 pursuant to Employee Stock Plans	$1,293,000	$1,254,000

See accompanying notes.

Consolidated Statements of Stockholders’ Equity
(Unaudited)

	For the Three Months Ended March 31, 2008
			Additional
	Common Stock		Paid-in	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Stock	Equity
Balance, December 31, 2007	44,715,000	$447,000	$75,064,000	$136,110,000	$(16,903,000)	$194,718,000

Net income for the period				6,857,000		6,857,000

Exercise of stock options	390,000	4,000	1,727,000			1,731,000

Share-based compensation expense — stock options			112,000			112,000

Tax benefit arising from Stock Plans’ transactions			2,369,000			2,369,000

Purchase of common stock for treasury (37,000 shares)					(746,000)	(746,000)

Treasury shares issued for Deferred Compensation Plan funding and redemptions (5,000 shares)			331,000		39,000	370,000

Shares issued pursuant to Employee Stock Plans (61,000 shares)			806,000		487,000	1,293,000

Cash dividends — $.13 per common share				(5,579,000)		(5,579,000)

Shares issued pursuant to Dividend Reinvestment Plan (1,000 shares)			10,000		7,000	17,000

Balance, March 31, 2008	45,105,000	$451,000	$80,419,000	$137,388,000	$(17,116,000)	$201,142,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Reporting
     The accompanying financial statements are unaudited and do not include certain information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. However, in our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 2007 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 2007. The financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the quarter ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year.
     In preparing financial statements in conformity with generally accepted accounting principles, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used for, but not limited to, our allowance for doubtful accounts, accrued insurance claims, asset valuations and review for potential impairment, share-based compensation, and deferred tax benefits. The estimates are based upon various factors including current and historical trends, as well as other pertinent industry and regulatory authority information. We regularly evaluate this information to determine if it is necessary to update the basis for our estimates and to compensate for known changes.
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
     The following table sets forth the amounts of our identifiable intangible assets subject to amortization, which were acquired in the Summit acquisition, and the amortization expense recognized thereon for the 2008 first quarter:

	Acquisition	Amortization
	Amount	Expense
Customer Relationships	$6,700,000	$239,000
Non-compete Agreements	800,000	25,000

Total	$7,500,000	$264,000

     The customer relationships have a weighted-average amortization period of seven years and the non-compete agreements have a weighted-average amortization period of eight years. The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remaining nine months in our 2008 fiscal year and following four fiscal years:

	Customer	Non-Compete
Period/Year	Relationships	Agreements	Total
April 1 to December 31, 2008	$718,000	$75,000	$793,000
2009	$957,000	$100,000	$1,057,000
2010	$957,000	$100,000	$1,057,000
2011	$957,000	$100,000	$1,057,000
2012	$957,000	$100,000	$1,057,000
     The following table sets forth the amount of goodwill at March 31, 2008 which is subject to impairment testing, rather than amortization.

Summit	All other	Total
$13,409,000	$1,611,000	$15,020,000
     The following table sets forth by reportable business segment, as described in Note 6 herein, the amounts of goodwill:

Segment	Amount
Food	$1,401,000
Housekeeping	13,619,000

Total	$15,020,000

Note 4 — Other Contingencies
     We have a $30,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At March 31, 2008, there were no borrowings under the line of credit. However, at such date, we had outstanding a $27,725,000 irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letters of credit issued, the amount available under the line of credit was reduced by $27,725,000 at March 31, 2008. The line of credit requires us to satisfy two financial covenants. We are in compliance with the financial covenants at March 31, 2008 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2008. We believe the line of credit will be renewed at that time.
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
     At both March 31, 2008 and December 31, 2007 we had unsettled tax assessments from a state taxing authorities of $591,000 ($363,000, net of income taxes) and $707,000 ($435,000, net of income taxes). With respect to these assessments, we recorded reserves at March 31, 2008 and December 31, 2007 of $591,000 ($363,000 net of income taxes) and $391,000 ($240,000 net of income taxes), respectively.
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

			Corporate and
	Housekeeping	Food	Eliminations		Total
Quarter Ended March 31, 2008
Revenues	$119,519,000	$27,240,000	$500,000	(1)	$147,259,000
Income before income taxes	$11,817,000	$1,278,000	$(1,945,000	)(1)	$11,150,000

Quarter Ended March 31, 2007
Revenues	$113,201,000	$26,553,000	$1,412,000	(1)	$141,166,000
Income before income taxes	$11,320,000	$1,181,000	$(386,000	)(1)	$12,115,000

(1)	represents primarily corporate office cost and related overhead, as well as consolidated subsidiaries’ operating expenses that are not allocated to the reportable segments.

     Total Revenues from Clients
     The following revenues earned from clients differ from segment revenues reported above due to the inclusion of adjustments used for segment reporting purposes by management. We earned total revenues from clients in the following service categories:

	For the Quarter Ended March 31,
	2008	2007
Housekeeping services	$82,568,000	$79,529,000
Laundry and linen services	36,842,000	34,212,000
Food Services	27,357,000	26,806,000
Maintenance services and Other	492,000	619,000

	$147,259,000	$141,166,000

     Major Client
     We have one client, a nursing home chain (“Major Client”), which in the three month periods ended March 31, 2008 and 2007 accounted for 15% and 16%, respectively, of total revenues. In the three month period ended March 31, 2008, we derived 14% and 20%, respectively, of Housekeeping and Food’s revenues from such client. Additionally, at both March 31, 2008 and December 31, 2007, amounts due from such client represented less than 1% of our accounts receivable balance. This client completed its previously announced merger on March 14, 2006. Although we expect to continue the relationship with this client, there can be no assurance thereof. The loss of such client, or a significant reduction in revenues from such client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.
Note 6 — Earnings Per Common Share
     A reconciliation of the numerator and denominator of basic and diluted earnings per common share is as follows:

	Quarter Ended March 31, 2008
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net income	$6,857,000

Basic earnings per common share	$6,857,000	43,016,000	$.16
Effect of dilutive securities:
Options		1,197,000	—

Diluted earnings per common share	$6,857,000	44,213,000	$.16

	Quarter Ended March 31, 2007
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net income	$7,450,000

Basic earnings per common share	$7,450,000	41,657,000	$.18
Effect of dilutive securities:
Options		2,005,000	(.01)

Diluted earnings per common share	$7,450,000	43,662,000	$.17

Note 7 — Dividends
     On February 15, 2008 we paid, to shareholders of record on February 4, 2008, a regular quarterly cash dividend of $.13 per common share. Such regular quarterly cash dividend payment in the aggregate was $5,579,000. Additionally, on April 15, 2008, our Board of Directors declared a regular cash dividend of $.14 per common share to be paid on May 12, 2008 to shareholders of record as of April 25, 2008.
Note 8 — Share-Based Compensation
     Stock Options
     During the three months ended March 31, 2008, the stock option activity under our 2002 Stock Option Plan, 1995 Incentive and Non-Qualified Stock Option Plan for key employees, and 1996 Non-Employee Director’s Stock Option Plan (collectively the “Stock Option Plans”), was as follows:

			Weighted Average
			Remaining
			Contractual	Aggregate
	Weighted Average	Number	Term	Intrinsic
	Price	of Shares	(In Years)	Value
Outstanding, January 1, 2008	$6.34	2,412,000
Granted	20.89	372,000
Cancelled	—	—
Exercised	4.44	(390,000)

Outstanding, March 31, 2008	$8.91	2,394,000	5.26	$28,171,000

Options exercisable as of March 31, 2008		2,022,000	4.43	$28,171,000

     The weighted average fair value of options granted during the 2008 first quarter was $6.21.

     The following table summarizes information about stock options outstanding at March 31, 2008.

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price Range	Outstanding	Life	Price	Exercisable	Price
$1.50 - 2.74	508,000	2.51	$2.38	508,000	$2.38
$3.01 - 5.53	740,000	5.31	4.83	740,000	4.83
$9.10 - 9.10	406,000	6.74	9.10	406,000	9.10
$13.81 - 13.81	368,000	2.77	13.81	368,000	13.81
$20.89 - 20.89	372,000	9.76	20.89	-0-	-0-

	2,394,000	5.26	$8.91	2,022,000	$6.70

     Other information pertaining to option activity during the three month periods ended March 31, 2008 and March 31, 2007 was as follows:

	March	March
	31, 2008	31, 2007
Weighted average grant-date fair value of stock options granted:	$2,237,000	Not applicable
Total fair value of stock options vested:	-0-	Not applicable
Total intrinsic value of stock options exercised:	$6,573,000	$3,345,000
     Under our Stock Option Plans at March 31, 2008, in addition to the 2,394,000 shares issuable pursuant to outstanding option grants, an additional 2,362,000 shares of our Common Stock are available for future grants. Options outstanding and exercisable were granted at stock option prices which were not less than the fair market value of our Common Stock on the date the options were granted and no option has a term in excess of ten years. Additionally, with the exception of the options granted in 2008, options became vested and exercisable either on the date of grant or commencing six months after the option grant date. The options granted in 2008 become vested and exercisable ratably over a five year period on each anniversary date of the option grant.
     Total pre-tax share-based compensation expensed charged against income for the 2008 first quarter for options granted in such period was approximately $112,000. Additionally, at March 31, 2008, $2,125,000 of total unrecognized compensation expense related to non-vested options was expected to be recognized through the fourth quarter of 2012. The fair value of options granted was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

Risk-free interest rate	4.2%
Expected volatility	35.9%
Weighted average expected life in years	4.5
Dividend yield	2.0%
     Employee Stock Purchase Plan
     Total pre-tax share-based compensation expense charged against income for the 2008 and 2007 first quarters for options granted under our Employee Stock Purchase Plan (“ESPP”) was $67,000 and $103,000, respectively. It is estimated, at this time, that the expense attributable to such share-based payments in each of the subsequent quarters of 2008 will approximate the amount recorded in the 2008 first quarter. However, such future expense related to our ESPP will be impacted by, and be dependent on the change in our stock price over the remaining period up to the December 31, 2008 measurement date.
     Such expense was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	2008	2007
Risk-free interest rate	3.6%	4.9%
Expected volatility	38.8%	33.9%
Weighted average expected life (in years)	1.0	.75
Dividend yield	2.0%	1.6%
     We may issue new common stock or re-issue common stock from treasury to satisfy our obligations under any of our share-based compensation plans.
Note 9 — Related Party Transactions
     One of our directors, as well as the brother of an officer and director (collectively “Related Parties”), have separate ownership interests in several different client facilities which have entered into service agreements with us. In each of the three month periods’ ended March 31, 2008 and March 31, 2007, the service agreements with the client facilities in which the Related Parties have ownership interests resulted in revenues of approximately $1,280,000. At March 31, 2008 and December 31, 2007, accounts and notes receivable from such facilities of $2,407,000 and $2,465,000, respectively, are included in the accompanying consolidated balance sheets.
     Another of our directors is a member of a law firm which was retained by us. In each of the three month periods’ ended March 31, 2008 and March 31, 2007, fees received from us by such firm did not exceed $100,000. Additionally, such fees did not exceed, in either three month period, 5% of such firm’s revenues.
Note 10 — Cumulative Effect of Adjustment to Deferred Compensation Liability
     At December 31, 2006, a cumulative effect of adjusting our deferred compensation liability resulted from applying the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 108 (“SAB No. 108)”. We have adopted SAB No. 108 at December 31, 2006 and for the year then ended. Historically, the appreciation on our Common Stock held in our Deferred Compensation Plan (the “Plan”) trust account was not recognized in the reporting of the deferred compensation liability. In accordance with the guidance provided by Emerging Issues Task Force Issue No. 97-14 (“EITF No. 97-14), in the year ended December 31, 2006, we increased our recorded deferred compensation liability to reflect the current fair market value of our shares held in the Plan trust account. Prior to the adoption of SAB No. 108, we used the “rollover” method described therein in evaluating the materiality of financial statements’ adjustments.

     On March 15, 2007, effective May 31, 2007, the Plan document was amended to modify a participant’s right to diversify his investment in the Company’s common stock. Such amendment eliminates a participant’s option to transfer funds in or out of the Company common stock investment option as of the effective date. Any Company common stock investment in a participant’s account, as of June 1, 2007, has remained in such account and will be distributed to him in-kind at the time of his payment of benefits. Accordingly, at June 1, 2007, the deferred compensation liability, net of income taxes, related to Company common stock investments was reclassified to stockholders’ equity. Subsequent changes to fair value of such investments will not be recognized. The deferred compensation liability, related to the Mutual Funds or other than Company common stock investment options, continue to be recorded at the fair value of the investments held in the trust and is included in the consolidated balance sheets in deferred compensation liability.
Note 11 — Income Taxes
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
     Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003 through 2007, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2008.
     We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.
Note 12 — Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007. We have adopted SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our financial statements or condition.

     In December 2007, the FASB Statement 141R, “Business Combinations” (“SFAS 141R”) was issued, SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date for the Company will be January 1, 2009. We have not yet determined the impact of SFAS 141R related to future acquisitions, if any, on our Consolidated Financial Statements.
     In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 was effective for us in the first quarter of 2008. The adoption of SFAS No. 159 did not have a material impact on our financial statements or condition.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
     Cautionary Statement Regarding Forward Looking Statements
     This report and documents incorporated by reference into this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, are not historical facts but rather based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “believes”, “anticipates”, “plans”, “expects”, “will”, “goal”, and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; one client accounting for approximately 15% of revenues in the three month period ended March 31, 2008-(see Note 6, ‘‘Major Client’’ in the accompanying Notes to Consolidated Financial Statements); risks associated with our acquisition of Summit Services Group, Inc. (“Summit”), including integration risks and costs, or such business not achieving expected financial results or synergies or failure to otherwise perform as expected; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, including state and local regulations pertaining to the taxability of our services; and the risk factors described in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007 in Part I thereof under ‘‘Government Regulation of Clients’’, ‘‘Competition’’, ‘‘Service Agreements/Collections’’, and under Item IA “Risk Factors”. Many of our clients’ revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which Congress has affected through the enactment of a number of major laws during the past decade. These laws have significantly altered, or threatened to alter, overall government reimbursement funding rates and mechanisms. The overall effect of these laws and trends in the long-term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing services could not be passed on to our clients.
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

RESULTS OF OPERATIONS
     The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of March 31, 2008 and December 31, 2007 and the periods then ended and the notes accompanying those financial statements.
     Overview
     We provide housekeeping, laundry, linen, facility maintenance and food services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe that we are the largest provider of housekeeping and laundry services to the long-term care industry in the United States, rendering such services to approximately 2,100 facilities in 47 states as of March 31, 2008. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.
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
Consolidated Operations

The following table sets forth, for the periods indicated, the percentage which certain items bear to consolidated revenues:

	Relation to Consolidated Revenues
	For the Quarter Ended March 31,
	2008	2007
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	85.4	84.9
Selling, general and administration	7.2	7.4
Investment and interest income	.2	.9

Income before income taxes	7.6	8.6
Income taxes	2.9	3.3

Net income	4.7%	5.3%

     Subject to the factors noted in the Cautionary Statement Regarding Forward Looking Statements included in this report, we anticipate our financial performance for the remainder of 2008 to be comparable to the three month period ended March 31, 2008 percentages presented in the above table as they relate to consolidated revenues.
     Housekeeping is our largest and core reportable segment, representing approximately 81% of consolidated revenues for the quarter ended March 31, 2008. Food revenues represented approximately 19% of consolidated revenues for such quarter.
     Although there can be no assurance thereof, we believe that for the remainder of 2008 each of Housekeeping’s and Food’s revenues, as a percentage of consolidated revenues, will remain approximately the same as their respective percentages noted above. Furthermore, we expect the sources of growth for the remainder of 2008 for the respective operating segments will be primarily the same as historically experienced. Accordingly, although there can be no assurance thereof, the growth in Food is expected to come from our current Housekeeping client base, while growth in Housekeeping will primarily come from obtaining new clients.
2008 First Quarter Compared with 2007 First Quarter
     The following table sets forth 2008 first quarter income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage increases of each compared to 2007 first quarter amounts.

				Reportable Segments
		Percent	Corporate and	Housekeeping		Food
	Consolidated	incr (decr)	eliminations	Amount	%incr	Amount	%incr
Revenues	$147,259,000	4.3%	$500,000	$119,519,000	5.6%	$27,240,000	2.6%
Cost of services provided	125,854,000	5.1	(7,810,000)	107,702,000	5.7	25,962,000	2.3%
Selling, general and administrative expense	10,579,000	.7	10,579,000	—		—
Investment and interest income	324,000	(74.3)	324,000	—		—
Income before income taxes	$11,150,000	(8.0)%	(1,945,000)	$11,817,000	4.4%	$1,278,000	8.3%
Revenues
     Consolidated
     Consolidated revenues increased 4.3% to $147,259,000 in the 2008 first quarter compared to $141,166,000 in the 2007 first quarter as a result of the factors discussed below under Reportable Segments.
     Our Major Client accounted for 15% and 16%, respectively of consolidated revenues in the three month periods ended March 31, 2008 and March 31, 2007. This client completed its previously announced merger on March 14, 2006. Although we expect to continue the relationship with our Major Client’s successor, there can be no assurance thereof, and the loss of such client would have a material adverse effect on the results of operations of our two operating segments. In addition, if such Major Client’s successor changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.
     Reportable Segments
     Housekeeping’s 5.6% net growth in reportable segment revenues resulted primarily from an increase in revenues attributable to service agreements entered into with new clients.
     Food’s 2.6% net growth in reportable segment revenues is primarily a result of providing this service to existing Housekeeping clients.
     We derived 14% and 20%, respectively, of Housekeeping and Food’s 2008 first quarter revenues from our Major Client.
Costs of services provided
     Consolidated
     Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues for the 2008 first quarter increased to 85.4 % from 84.9 % in the corresponding 2007 quarter. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance. In addition, see the discussion below on Reportable Segments which provides additional details to explain the .5% increase in consolidated costs of services provided.

Cost of Services Provided-Key Indicators	2008%	2007%	(Decr)%
Bad debt provision	.3	1.4	(1.1)
Workers’ compensation and general liability insurance	2.4	3.0	( .6)
     The decrease in bad debt provision resulted primarily from the recording in the 2007 first quarter of expense related to a nursing home chain which filed for bankruptcy during such period. The decrease in workers’ compensation and general liability insurance is primarily due to improved claims’ experience.
     Reportable Segments
     Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for the 2008 first quarter was essentially unchanged at 90.1% compared to 90.0% in the corresponding 2007 quarter. Cost of services provided for Food, as a percentage of Food revenues, for the 2008 first quarter decreased to 95.3% from 95.6% in the corresponding 2007 quarter.
     The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues, which we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators	2008%	2007%	Incr (Decr) %
Housekeeping labor and other labor costs	81.0	81.2	( .2)
Housekeeping supplies	6.5	4.7	1.8
Food labor and other labor costs	53.7	54.0	( .3)
Food supplies	39.2	37.7	1.5
     The decrease in Housekeeping labor and other labor costs, as a percentage of Housekeeping revenues, resulted primarily from efficiencies achieved at the facility level. The increase in Housekeeping supplies, as a percentage of Housekeeping revenues, resulted primarily from vendor price increases and inefficiencies realized in the usage of such items consumed in providing our housekeeping services.
     The decrease in Food labor and other labor costs, as a percentage of Food revenues, resulted from efficiencies achieved in managing these costs. The increase in Food supplies, as a percentage of Food revenues, is a result of vendor price increases. In addition, the decrease in Food’s cost of services provided to 95.3% from 95.6% was favorably impacted by efficiencies realized in controlling certain other costs which we consider to be non-primary.
Consolidated Selling, General and Administrative Expense
     Although our growth in consolidated revenues was 4.3%, 2008 first quarter selling, general and administrative expenses increased by only .7% or $68,000 compared to in the 2007 first quarter. Consequently, 2008 first quarter selling, general and administrative expenses, as a percentage of consolidated revenues, decreased to 7.2% as compared to 7.4% in the 2007 first quarter. This percentage decrease resulted primarily from our ability to control these expenses and comparing them to a greater revenue base.
     Additionally, during the quarter ended March 31, 2008, consolidated selling, general and administrative expenses were increased by the recording of the final settlement of a state tax assessment of $280,000, certain payments totaling $200,000 which will provide a benefit to our current and 2008 future quarterly effective state income tax rate, and $112,000 of share-based compensation related to stock options granted to employees and directors in January, 2008.
Consolidated Investment and Interest Income
     Investment and interest income, as a percentage of consolidated revenues, decreased to .2% in the 2008 first quarter compared to .9% in the 2007 first quarter. The net decrease is attributable to the decrease in market value of the investments held in our Deferred Compensation Fund.
Income before Income Taxes

     Consolidated
     As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for the 2008 first quarter decreased to 7.6%, as a percentage of consolidated revenues, compared to 8.6% in the 2007 first quarter.
     Reportable Segments
     Housekeeping’s 4.4% increase in income before income taxes is primarily attributable to the gross profit earned on the 5.6% increase in reportable segment revenues.
     Food’s income before income taxes increased 8.3% on a reportable segment basis which is attributable to the improvement in the gross profit earned at the client facility level and the gross profit earned on the 2.6% increase in reportable segment revenues.
Consolidated Income Taxes
     Our effective tax rate for both of the quarters ended March 31, 2008 and 2007 was 38.5%. Absent any significant change in federal, or state and local tax laws, we expect our effective tax rate for the remainder of 2008 to approximate 38.5%. Our 38.5% effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes.
Consolidated Net Income
     As a result of the matters discussed above, consolidated net income for the 2008 first quarter decreased to 4.7%, as a percentage of consolidated revenues, compared to 5.3% in the 2007 first quarter.
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
     The three policies discussed are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting standards generally accepted in the United States, with no need for our judgment in their application. There are also areas in which our judgment in selecting another available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2007, which contain accounting policies and estimates and other disclosures required by accounting principles generally accepted in the United States.
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

     Summarized below for the three month period ended March 31, 2008 and year ended December 31, 2007 are the aggregate account balances for the three Allowance criteria noted above, net write-offs of client accounts, bad debt provision and allowance for doubtful accounts.

	Aggregate Account
	Balances of Clients
	in Bankruptcy or
Period	In/Pending	Net Write-Offs	Bad Debt	Allowance for
Ended	Collection/Litigation	of Client Accounts	Provision	Doubtful Accounts
March 31, 2008	$9,151,000	$—	$500,000	$4,784,000
December 31, 2007	$9,363,000	$4,574,000	$6,142,000	$4,284,000
     At March 31, 2008, we identified accounts totaling $9,151,000 that require an Allowance based on potential impairment or loss of value. An Allowance totaling $4,784,000 was provided for these accounts at such date. Actual collections of these accounts could differ from that which we currently estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance would decrease net income by $134,000.
     Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends, as more fully discussed under Liquidity and Capital Resources below, and as further described in our 2007 Annual Report on Form 10-K in Part I under ‘‘Risk Factors’’, ‘‘Government Regulation of Clients’’ and ‘‘Service Agreements/Collections’’, change in such a manner as to negatively impact the cash flows of our clients. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.
Accrued Insurance Claims
     We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance, which comprise approximately 26% of our liabilities at March 31, 2008. Our accounting for this plan is affected by various uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We address these uncertainties by regularly evaluating our claims’ pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluations are based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/ or industry trends result in an unfavorable change, it would have a material adverse effect on our consolidated results of operations and financial condition. Under these plans, predetermined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.
     For workers’ compensation, we record a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of our historical data and open claims. The present value of the payout is determined by applying an 8% discount factor against the estimated value of the claims over the estimated remaining pay-out period. Reducing the discount factor by 1% would reduce net income by approximately $41,000. Additionally, reducing the estimated payout period by six months would result in an approximate $83,000 reduction in net income.
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

Liquidity and Capital Resources
     At March 31, 2008, we had cash and cash equivalents of $96,957,000 and working capital of $172,175,000 compared to December 31, 2007 cash and cash equivalents of $92,461,000 and working capital of $167,217,000. We view our cash and cash equivalents as our principal measure of liquidity. Our current ratio at March 31, 2008 decreased to 6.4 to 1 compared to 7.0 to 1 at December 31, 2007. This decrease resulted primarily from the timing of payments for accrued payroll, accrued and withheld payroll taxes. On an historical basis, our operations have generally produced consistent cash flow and have required limited capital resources. We believe our current and near term cash flow positions will enable us to fund our continued anticipated growth.
     Operating Activities
     The net cash provided by our operating activities was $6,979,000 for the three month period ended March 31, 2008. The principal sources of net cash flows from operating activities for the three month period ended March 31, 2008 were net income, non-cash charges to operations for bad debt provisions, and depreciation and amortization. Additionally, operating activities’ cash flows increased by $7,585,000 as a result of the timing of payments for accrued payroll, accrued and withheld payroll taxes. The operating activity that used the largest amount of cash during the three month period ended March 31, 2008 was a net increase of $3,256,000 in accounts and notes receivable and long-term notes receivable resulting primarily from the 4.3% growth in the Company’s 2008 first quarter revenues. Additionally, operating activities’ cash flows were decreased from the timing of payments under our various insurance plans, as well as for the payments of income taxes.
     Investing Activities
     Our principal use of cash in investing activities for the three month period ended March 31, 2008 was $337,000 for the purchase of housekeeping equipment, computer software and equipment, and laundry equipment installations. Under our current plans, which are subject to revision upon further review, it is our intention to spend an aggregate of $1,000,000 to $1,500,000 during the remainder of 2008 for such capital expenditures.
     Financing Activities
     On February 15, 2008 we paid, to shareholders of record on February 4, 2008, a regular quarterly cash dividend of $.13 per common share. Such regular quarterly cash dividend payment in the aggregate was $5,579,000. Additionally, on April 15, 2008, our Board of Directors declared a regular cash dividend of $.14 per common share to be paid on May 12, 2008 to shareholders of record as of April 25, 2008.
     Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.
     During the three month period ended March 31, 2008, we expended $746,000 for the repurchase of 37,325 shares of our Common Stock. We remain authorized to purchase 1,382,000 shares pursuant to previous Board of Directors’ actions.

     During the first quarter of 2008, we received proceeds of $1,731,000 from the exercise of stock options by employees and directors. Additionally, we recognized an income tax benefit of $2,369,000 from equity compensation plans’ transactions.
     Line of Credit
     We have a $30,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At March 31, 2008, there were no borrowings under the line. However, at such date, we had outstanding a $27,725,000 irrevocable standby letter of credit which relate to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $27,725,000 at March 31, 2008.
     The line of credit requires us to satisfy two financial covenants. Such covenants, and their respective status at March 31, 2008, were as follows:

Covenant Description and Requirement	Status at March 31, 2008

Commitment coverage ratio: cash and cash equivalents must equal or exceed outstanding obligations under the line by a multiple of 2	Commitment coverage is 3.5

Tangible net worth: must exceed $143,000,000	Tangible net worth is $180,296,000
     As noted above, we complied with the financial covenants at March 31, 2008 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2008. We believe the line of credit will be renewed at that time.
     Accounts and Notes Receivable
     We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Congress has enacted a number of laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally reliant on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At March 31, 2008 and December 31, 2007, we had $10,870,000 and $9,473,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.
     We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $500,000 in the three month period ended March 31, 2008 and $1,977,000 in the three month period ended March 31, 2007. These provisions represent approximately .3% and 1.4%, as a percentage of total revenues for such respective periods. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.
     At March 31, 2008, amounts due from our Major Client represented less than 1% of our accounts receivable balance. If such client changes its payments terms, it would increase our accounts receivable balance and have a material adverse affect on our cash flows and cash and cash equivalents.
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

     Capital Expenditures
     The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment purchases, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2008, we estimate that for the remainder of 2008 we will have capital expenditures of approximately $1,000,000 to $1,500,000 in connection with housekeeping equipment purchases and laundry and linen equipment installations in our clients’ facilities, as well as expenditures relating to internal data processing hardware and software requirements. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would, if necessary, seek to obtain necessary working capital from such sources as long-term debt or equity financing.
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
     Based on their evaluation as of March 31, 2008, pursuant to Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act 13a-15(e) are effective.
     In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by our management, including our Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended March 31, 2008, were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Certifications
     Certifications of the Principal Executive Officer and Principal Financial Officer regarding, among other items, disclosure controls and procedures are included as exhibits to this Form 10-Q.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings.	Not Applicable

ITEM 1A.	Risk Factors
     There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases
	(a)	(b)	(c)	(d)
			Total number of	Maximum
			shares purchased as	number of shares
			part of publicly	that may yet be
	Total number of	Average price	announced plans	purchased under the
2008 Period	Shares purchased	paid per share	or programs	plans or programs
January 1 to January 31	none
February 1 to February 29	37,325	$19.99	37,325	1,382,000
March 1 to March 31	none

ITEM 3.	Defaults under Senior Securities.	Not Applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders	Not Applicable

ITEM 5.	Other Information.
(a)	On January 3, 2008, certain executive officers and directors were granted stock options, in the aggregate 99,950 shares, at the current fair market value of $20.89 per share.

ITEM 6.	Exhibits
(a) Exhibits -

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE SERVICES GROUP, INC.

April 18, 2008	/s/ Daniel P. McCartney

Date	DANIEL P. McCARTNEY, Chief Executive Officer

April 18, 2008	/s/ Thomas A. Cook

Date	THOMAS A. COOK, President and Chief Operating Officer

April 18, 2008	/s/ Richard W. Hudson

Date	RICHARD W. HUDSON, Chief Financial Officer and Secretary