Form 10-Q
period 2008-09-30
HEALTHCARE SERVICES GROUP INC
filed 2008-10-17
CIK 731012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value: 43,005,000 shares outstanding as of October 18, 2008.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
     Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$93,572,000	$92,461,000
Accounts and notes receivable, less allowance for doubtful accounts of $6,926,000 in 2008 and $4,284,000 in 2007	94,689,000	82,951,000
Inventories and supplies	15,998,000	15,117,000
Deferred income taxes	1,479,000	465,000
Prepaid expenses and other	4,253,000	4,104,000

Total current assets	209,991,000	195,098,000
PROPERTY AND EQUIPMENT:
Laundry and linen equipment installations	1,698,000	1,718,000
Housekeeping equipment and office furniture	16,836,000	16,588,000
Autos and trucks	93,000	103,000

	18,627,000	18,409,000
Less accumulated depreciation	14,643,000	14,106,000

	3,984,000	4,303,000
GOODWILL, Less accumulated amortization of $1,743,000 in 2008 and 2007	15,020,000	15,020,000
OTHER INTANGIBLE ASSETS, Less accumulated amortization of $2,204,000 in 2008 and $1,409,000 in 2007	5,298,000	6,090,000
NOTES RECEIVABLE- long term portion, net of discount	4,187,000	6,058,000
DEFERRED COMPENSATION FUNDING	9,310,000	10,361,000
DEFERRED INCOME TAXES- long term portion	6,711,000	6,349,000
OTHER NONCURRENT ASSETS	89,000	89,000

TOTAL ASSETS	$254,590,000	$243,368,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,792,000	$8,902,000
Accrued payroll, accrued and withheld payroll taxes	20,810,000	11,613,000
Other accrued expenses	1,165,000	1,338,000
Income taxes payable	1,109,000	1,726,000
Accrued insurance claims	4,306,000	4,302,000

Total current liabilities	35,182,000	27,881,000

ACCRUED INSURANCE CLAIMS- long term portion	10,047,000	10,037,000
DEFERRED COMPENSATION LIABILITY	9,589,000	10,732,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 100,000,000 shares authorized, 45,345,000 shares issued in 2008 and 44,715,000 in 2007	453,000	447,000
Additional paid in capital	82,914,000	75,064,000
Retained earnings	137,364,000	136,110,000
Common stock in treasury, at cost, 2,338,000 shares in 2008 and 2,119,000 in 2007	(20,959,000)	(16,903,000)

Total stockholders’ equity	199,772,000	194,718,000

TOTAL LIABILITITIES AND STOCKHOLDERS’ EQUITY	$254,590,000	$243,368,000

See accompanying notes.

Consolidated Statements of Income
                 (Unaudited)

	For the Three Months Ended September 30,
	2008	2007
Revenues	$152,978,000	$146,669,000
Operating costs and expenses:
Costs of services provided	134,228,000	126,064,000
Selling, general and administrative	9,615,000	9,865,000
Other Income :
Investment and interest	(157,000)	1,128,000

Income before income taxes	8,978,000	11,868,000

Income taxes	3,456,000	4,569,000

Net Income	$5,522,000	$7,299,000

Basic earnings per Common Share	$0.13	$0.17

Diluted earnings per Common Share	$0.13	$0.17

Cash dividends per Common Share	$0.15	$0.11

Basic weighted average number of Common Shares outstanding	43,143,000	42,606,000

Diluted weighted average number of Common Shares outstanding	43,980,000	43,969,000

See accompanying notes.

Consolidated Statements of Income
(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Revenues	$448,155,000	$430,743,000
Operating costs and expenses:
Costs of services provided	387,157,000	367,480,000
Selling, general and administrative	30,318,000	30,481,000
Other Income :
Investment and interest	753,000	3,436,000

Income before income taxes	31,433,000	36,218,000

Income taxes	12,102,000	13,944,000

Net Income	$19,331,000	$22,274,000

Basic earnings per Common Share	$0.45	$0.53

Diluted earnings per Common Share	$0.44	$0.51

Cash dividends per Common Share	$0.42	$0.30

Basic weighted average number of Common Shares outstanding	43,078,000	42,134,000

Diluted weighted average number of Common Shares outstanding	44,050,000	43,783,000

See accompanying notes.

Consolidated Statements of Cash Flows

	(Unaudited)
	For the Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net Income	$19,331,000	$22,274,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,152,000	2,249,000
Bad debt provision	3,050,000	5,117,000
Deferred income taxes benefits	(1,376,000)	(155,000)
Stock-based compensation expense	529,000	305,000
Unrealized loss (gain) on deferred compensation fund investments	1,212,000	(790,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	(14,788,000)	(17,366,000)
Prepaid income taxes	—	(2,304,000)
Inventories and supplies	(881,000)	(1,936,000)
Notes receivable- long term portion	1,871,000	1,814,000
Deferred compensation funding	(162,000)	(1,128,000)
Accounts payable and other accrued expenses	(1,187,000)	(1,222,000)
Accrued payroll, accrued and withheld payroll taxes	10,198,000	8,041,000
Accrued insurance claims	14,000	(635,000)
Deferred compensation liability	(773,000)	1,296,000
Income taxes payable	(616,000)	(274,000)
Prepaid expenses and other assets	(148,000)	(315,000)

Net cash provided by operating activities	18,426,000	14,971,000

Cash flows from investing activities:
Disposals of fixed assets	6,000	510,000
Additions to property and equipment	(1,046,000)	(1,481,000)
Cash paid for acquisition	—	(364,000)

Net cash used in investing activities	(1,040,000)	(1,335,000)

Cash flows from financing activities:
Treasury stock transactions in benefit plans	—	238,000
Dividends paid	(18,077,000)	(12,611,000)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	46,000	44,000
Acquisition of treasury stock	(4,666,000)	—
Proceeds from the exercise of stock options	3,054,000	5,335,000
Tax benefit from equity compensation plans	3,368,000	6,406,000

Net cash used in financing activities	(16,275,000)	(588,000)

Net increase in cash and cash equivalents	1,111,000	13,048,000

Cash and cash equivalents at beginning of the period	92,461,000	72,997,000

Cash and cash equivalents at end of the period	$93,572,000	$86,045,000

Supplementary Cash Flow Information:
Income taxes cash payments, net of refunds	$5,883,000	$10,617,000

Reclassification of deferred compensation obligation pursuant to plan amendment	$—	$3,572,000

Issuance of 61,000 shares of Common Stock in 2008 and 65,000 shares of Common Stock in 2007 pursuant to Employee Stock Plans	$1,293,000	$1,254,000

See accompanying notes.

Consolidated Statements of Stockholders’ Equity
(Unaudited)

	For the Nine Months Ended September 30, 2008
			Additional
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
Balance, December 31, 2007	44,715,000	$447,000	$75,064,000	$136,110,000	($16,903,000)	$194,718,000

Net income for the period				19,331,000		19,331,000

Exercise of stock options and other stock-based compensation, net of 2,000 shares tendered for payment	630,000	6,000	3,048,000			3,054,000

Share-based compensation expense — stock options			335,000			335,000

Tax benefit arising from Stock Plans’ transactions			3,368,000			3,368,000

Purchase of common stock for treasury (296,000 shares)					(4,666,000)	(4,666,000)

Treasury shares issued for Deferred Compensation Plan funding and redemptions (12,000 shares)			269,000		101,000	370,000

Shares issued pursuant to Employee Stock Plans (61,000 shares)			806,000		487,000	1,293,000

Cash dividends — $.42 per common share				(18,077,000)		(18,077,000)

Shares issued pursuant to Dividend Reinvestment Plan (3,000 shares)			24,000		22,000	46,000

Balance, September 30, 2008	45,345,000	$453,000	$82,914,000	$137,364,000	($20,959,000)	$199,772,000

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Reporting
     The accompanying consolidated financial statements are unaudited and do not include certain information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. However, in our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 2007 has been derived from, and does not include, all the disclosures contained in the consolidated financial statements for the year ended December 31, 2007. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for either the quarter or the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year.
     In preparing financial statements in conformity with generally accepted accounting principles, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used for, but not limited to, our allowance for doubtful accounts, accrued insurance claims, asset valuations and review for potential impairment, share-based compensation, and deferred tax benefits. The estimates are based upon various factors including current and historical trends, as well as other pertinent industry and regulatory authority information. We regularly evaluate this information to determine if it is necessary to update the basis for our estimates and to compensate for known changes.
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
     The following table sets forth the amounts of our identifiable intangible assets subject to amortization, which were acquired in the Summit acquisition, and the amortization expense recognized thereon for the quarter and nine month period ended September 30, 2008:

	Acquisition	Amortization Expense
	Amount	3rd Quarter	Nine Months
Customer Relationships	$6,700,000	$240,000	$720,000
Non-compete Agreements	800,000	25,000	75,000

Total	$7,500,000	$265,000	$795,000

     The customer relationships have a weighted-average amortization period of seven years and the non-compete agreements have a weighted-average amortization period of eight years. The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remaining three months in our 2008 fiscal year and the following four fiscal years:

	Customer	Non-Compete
Period/Year	Relationships	Agreements	Total
October 1 to December 31, 2008	$240,000	$25,000	$265,000
2009	$957,000	$100,000	$1,057,000
2010	$957,000	$100,000	$1,057,000
2011	$957,000	$100,000	$1,057,000
2012	$957,000	$100,000	$1,057,000
     The following table sets forth the amount of goodwill as of September 30, 2008 which is subject to impairment testing, rather than amortization.

Summit	All other	Total
$13,409,000	$1,611,000	$15,020,000
     The following table sets forth by reportable operating segment, as described in Note 5 herein, the amounts of goodwill:

Segment	Amount
Food	$1,401,000
Housekeeping	13,619,000

Total	$15,020,000

Note 4 — Other Contingencies

     We have a $30,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At September 30, 2008, there were no borrowings under the line of credit. However, at such date, we had outstanding, in the aggregate, $26,925,000 irrevocable standby letters of credit which relate to payment obligations under our insurance and purchase card programs. As a result of the letters of credit issued, the amount available under the line of credit was reduced by $26,925,000 at September 30, 2008. The line of credit requires us to satisfy two financial covenants. We are in compliance with the financial covenants at September 30, 2008 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2009. We believe the line of credit will be renewed at that time.
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
     We have tax matters with various taxing authorities. Because of the uncertainties related to both the probable outcome and amount of probable assessment due, we are unable to make a reasonable estimate of a liability. We do not expect the resolution of any of these matters, taken individually or in the aggregate, to have a material adverse affect on our consolidated financial position or results of operations based on our best estimate of the outcomes of such matters.
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

	Housekeeping	Food	Corporate and
	services	services	eliminations		Total
Quarter Ended September 30, 2008
Revenues	$124,793,000	$29,423,000	$(1,238,000)		$152,978,000
Income before income taxes	$11,542,000	$717,000	$(3,281,000	)(1)	$8,978,000

Quarter Ended September 30, 2007
Revenues	$119,360,000	$28,360,000	$(1,051,000)		$146,669,000
Income before income taxes	$11,466,000	$503,000	$(101,000	)(1)	$11,868,000

Nine Months Ended September 30, 2008
Revenues	$364,263,000	$84,256,000	$(364,000)		$448,155,000
Income before income taxes	$34,585,000	$2,696,000	$(5,848,000	)(1)	$31,433,000

Nine Months Ended September 30, 2007
Revenues	$347,698,000	$82,087,000	$958,000		$430,743,000
Income before income taxes	$34,105,000	$2,455,000	$(342,000	)(1)	$36,218,000

(1)	represents primarily corporate office cost and related overhead, as well as consolidated subsidiaries’ operating expenses that are not allocated to the reportable segments.
     Total Revenues from Clients
     The following revenues earned from clients differ from segment revenues reported above due to the inclusion of adjustments used for segment reporting purposes by management. We earned total revenues from clients in the following service categories:

	For the Quarter Ended September 30,
	2008	2007
Housekeeping services	$85,048,000	$82,294,000
Laundry and linen services	38,556,000	35,714,000
Food Services	28,861,000	28,169,000
Maintenance services and Other	513,000	492,000

	$152,978,000	$146,669,000

	For the Nine Months Ended September 30,
	2008	2007
Housekeeping services	$249,924,000	$242,254,000
Laundry and linen services	112,763,000	104,562,000
Food Services	83,870,000	82,272,000
Maintenance services and Other	1,598,000	1,655,000

	$448,155,000	$430,743,000

     Major Client
     We have one client, a nursing home chain (“Major Client”), which accounted for the respective percentages of our revenues as detailed below:

	2008	2008
	Nine months	3rd quarter
Total revenues	15%	14%
Housekeeping	14%	14%
Food	18%	16%

	2007	2007
	Nine months	3rd quarter
Total revenues	16%	16%
Housekeeping	15%	15%
Food	22%	21%
     Additionally, at both September 30, 2008 and December 31, 2007, amounts due from such client represented less than 1% of our accounts receivable balance. This client completed its previously announced merger on March 14, 2006. Although we expect to continue the relationship with this client, there can be no assurance thereof. The loss of such client, or a significant reduction in revenues from such client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.
Note 6 — Earnings Per Common Share

     A reconciliation of the numerator and denominator of basic and diluted earnings per common share is as follows:

	Quarter Ended September 30, 2008
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net income	$5,522,000

Basic earnings per common share	$5,522,000	43,143,000	$.13
Effect of dilutive securities:
Options		837,000

Diluted earnings per common share	$5,522,000	43,980,000	$.13

	Quarter Ended September 30, 2007
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net income	$7,299,000

Basic earnings per common share	$7,299,000	42,606,000	$.17
Effect of dilutive securities:
Options		1,363,000	.

Diluted earnings per common share	$7,299,000	43,969,000	$.17

	Nine Months Ended September 30, 2008
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net income	$19,331,000

Basic earnings per common share	$19,331,000	43,078,000	$.45
Effect of dilutive securities:
Options		972,000	(.01)

Diluted earnings per common share	$19,331,000	44,050,000	$.44

	Nine Months Ended September 30, 2007
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net income	$22,274,000

Basic earnings per common share	$22,274,000	42,134,000	$.53
Effect of dilutive securities:
Options		1,649,000	(.02)

Diluted earnings per common share	$22,274,000	43,783,000	$.51

     No outstanding options were excluded from the computation of diluted earnings per common share for either of the three or nine month periods ended September 30, 2007 as none have an exercise price in excess of the average market value of our common stock during such periods.
     Options to purchase 366,000 shares of common stock at an average exercise price of $20.89 per common share were outstanding during each of the three and nine month periods ended September 30, 2008, respectively, but not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, would be antidilutive.
Note 7 — Dividends
     We have paid regular quarterly cash dividends since the second quarter of 2003. During the nine month period ended September 30, 2008, we paid regular cash dividends totaling $18,077,000 as follows:

	1st Quarter	2nd Quarter	3rd Quarter
Cash dividend per common share	$.13	$.14	$.15
Total cash dividends paid	$5,579,000	$6,024,000	$6,474,000
Record date	February 4	April 25	July 25
Payment date	February 15	May 12	August 8
     On October 14, 2008, our Board of Directors declared a regular quarterly cash dividend payment of $.16 per common share to be paid on November 7, 2008 to shareholders of record as of October 24, 2008.
Note 8 — Share-Based Compensation
     Stock Options
     During the nine month period ended September 30, 2008, the stock option activity under our 2002 Stock Option Plan, 1995 Incentive and Non-Qualified Stock Option Plan for key employees, and 1996 Non-Employee Director’s Stock Option Plan (collectively the “Stock Option Plans”), was as follows:

			Weighted Average
			Remaining
			Contractual	Aggregate
	Weighted Average	Number	Life	Intrinsic
	Exercise Price	of Shares	( In Years)	Value
Outstanding, January 1, 2008	$6.34	2,412,000
Granted	20.89	372,000
Cancelled	9.62	(32,000)
Exercised	4.88	(633,000)

Outstanding at September 30, 2008	$9.28	2,119,000	4.80	$20,050,000

Options exercisable as of September 30, 2008	$6.85	1,753,000	3.87	$9,092,000

The following table summarizes information about stock options outstanding at September 30, 2008.

		Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price Range	Outstanding	Life	Price	Exercisable	Price
$1.50 - 2.74	435,000	2.03	$2.42	435,000	$2.42
3.01 - 5.53	624,000	4.77	4.77	624,000	4.77
9.10 - 9.10	340,000	6.24	9.10	340,000	9.10
13.81 -13.81	354,000	2.27	13.81	354,000	13.81
$20.89 -20.89	366,000	9.26	20.89	0	—

	2,119,000	4.80	$9.28	1,753,000	$6.85

     Other information pertaining to option activity during the nine month periods ended September 30, 2008 and September 30, 2007 was as follows:

	September	September
	30, 2008	30, 2007
Weighted average grant-date fair value of stock options granted:	$2,237,000	Not applicable
Total fair value of stock options vested:	$-0-	Not applicable
Total pre-tax intrinsic value of stock options exercised:	$9,092,000	$17,532,000
     Under our Stock Option Plans at September 30, 2008, in addition to the 2,119,000 shares issuable pursuant to outstanding option grants, an additional 2,395,000 shares of our Common Stock are available for future grants. Options outstanding and exercisable were granted at stock option prices which were not less than the fair market value of our Common Stock on the date the options were granted and no option has a term in excess of ten years. Additionally, with the exception of the options granted in 2008, options became vested and exercisable either on the date of grant or commencing six months after the option grant date. The options granted in 2008 become vested and exercisable ratably over a five year period on each yearly anniversary date of the option grant.
     Total pre-tax share-based compensation expense charged against income for the nine month period ended September 30, 2008 for options granted in such period was approximately $335,000. Additionally, at September 30, 2008, $1,902,000 of total unrecognized compensation expense related to non-vested options was expected to be recognized through the fourth quarter of 2012. The fair value of options granted in 2008 was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

Risk-free interest rate	4.2%
Expected volatility	35.9%
Weighted average expected life in years	4.5
Dividend yield	2.0%

     Employee Stock Purchase Plan
     Total pre-tax share-based compensation expense charged against income for the three and nine month periods ended September 30, 2008 and September 30, 2007 for options granted under our Employee Stock Purchase Plan (“ESPP”) was:

2008		2007
3rd Quarter	Nine Months	3rd Quarter	Nine Months
$37,000	$194,000	$5,000	$197,000
     It is estimated, at this time, that the expense attributable to such share-based payments in the 2008 fourth quarter will approximate the average of the amounts recorded in the three quarterly periods ended September 30, 2008. However, such future expense related to our ESPP will be impacted by, and be dependent on the change in our stock price over the remaining period up to the December 31, 2008 measurement date.
     Such expense was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	2008
	3rd Quarter	Nine Months
Risk-free interest rate	3.6%	3.6%
Expected volatility	38.8%	38.8%
Weighted average expected life (in years)	1.0	1.0
Dividend yield	2.0%	2.0%

	2007
	3rd Quarter	Nine Months
Risk-free interest rate	3.8%	3.8%
Expected volatility	36.0%	36.0%
Weighted average expected life (in years)	.25	.25
Dividend yield	2.1%	2.1%
     We may issue new common stock or re-issue common stock from treasury to satisfy our obligations under any of our share-based compensation plans.
Note 9 — Related Party Transactions
     One of our directors, as well as the brother of an officer and director (collectively “Related Parties”), have separate ownership interests in several different client facilities which have entered into service agreements with us. During the nine month periods ended September 30, 2008 and September 30, 2007, the service agreements with the client facilities in which the Related Parties have ownership interests resulted in aggregate revenues of $3,650,000 and $3,776,000, respectively. At September 30, 2008 and December 31, 2007, accounts and notes receivable from such facilities of $1,546,000 (net of reserves of $926,000) and $2,465,000, respectively, are included in the accompanying consolidated balance sheets. During the three month period ended September 30, 2008, the entity in which an officer’s brother has an ownership interest filed for bankruptcy. In accordance with our policy of reserving for such, we have recorded a bad debt provision of $926,000 in our allowance for doubtful accounts. Such entity has accounts and notes receivable due us of $1,852,000 ($926,000 net of reserves).

     Another of our directors is a member of a law firm which was retained by us. During the nine month periods’ ended September 30, 2008 and September 30, 2007, fees received from us by such firm did not exceed $100,000 in either period. Additionally, such fees did not exceed, in either period, 5% of such firm’s revenues.
Note 10- Cumulative Effect of Adjustment to Deferred Compensation Liability
     On March 15, 2007, effective May 31, 2007, our Deferred Compensation Plan (the “Plan”) document was amended to modify a participant’s right to diversify his investment in the Company’s common stock. Such amendment eliminates a participant’s option to transfer funds in or out of the Company common stock investment option as of the effective date. Any Company common stock investment in a participant’s account, as of June 1, 2007, has remained in such account and will be distributed to him in-kind at the time of his payment of benefits. Accordingly, at June 1, 2007, the deferred compensation liability, net of income taxes, related to Company common stock investments was reclassified to stockholders’ equity. Subsequent changes to fair value of such investments will not be recognized. The deferred compensation liability, related to the mutual funds or other than Company common stock investment options, continue to be recorded at the fair value of the investments held in the trust and is included in the consolidated balance sheets in deferred compensation liability.
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
     Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003 through 2007, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2008.
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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Cautionary Statement Regarding Forward Looking Statements
     This report and documents incorporated by reference into this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, are not historical facts but rather based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “believes”, “anticipates”, “plans”, “expects”, “will”, “goal”, and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; one client accounting for approximately 15% of revenues in the nine month period ended September 30, 2008-(see Note 5, “Major Client” in the accompanying Notes to Consolidated Financial Statements); risks associated with our acquisition of Summit Services Group, Inc. (“Summit”), including integration risks and costs, or such business not achieving expected financial results or synergies or failure to otherwise perform as expected; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, including state and local regulations pertaining to the taxability of our services; and the risk factors described in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007 in Part I thereof under “Government Regulation of Clients”, “Competition”, “Service Agreements/Collections”, and under Item IA “Risk Factors”. Many of our clients’ revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which Congress has affected through the enactment of a number of major laws during the past decade. These laws have significantly altered, or threatened to alter, overall government reimbursement funding rates and mechanisms. The overall effect of these laws and trends in the long-term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor-related costs, materials, supplies and equipment used in performing services could not be passed on to our clients.
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

RESULTS OF OPERATIONS
     The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of September 30, 2008 and December 31, 2007 and the periods then ended and the notes accompanying those financial statements.
          Overview
          We provide housekeeping, laundry, linen, facility maintenance and food services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe that we are the largest provider of housekeeping and laundry services to the long-term care industry in the United States, rendering such services to approximately 2,200 facilities in 47 states as of September 30, 2008. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.
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
          We operate three wholly-owned subsidiaries, HCSG Supply, Inc. (“Supply”), Huntingdon Holdings, Inc. (“Huntingdon”) and Summit (whose operations were fully integrated into Healthcare’s on January 1, 1007). Supply purchases, warehouses and distributes the supplies and equipment used in providing our Housekeeping segment services. Huntingdon invests our cash and cash equivalents.
           Consolidated Operations

     The following table sets forth, for the periods indicated, the percentage which certain items bear to consolidated revenues:

	Relation to Consolidated Revenues
	For the Quarter Ended Sept 30,		For the Nine Months Ended Sept 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	87.7	86.0	86.4	85.3
Selling, general and administration	6.3	6.7	6.8	7.1
Investment and interest income	(.1)	.8	.2	.8

Income before income taxes	5.9	8.1	7.0	8.4
Income taxes	2.3	3.1	2.7	3.2

Net income	3.6%	5.0%	4.3%	5.2%

     Subject to the factors noted in the Cautionary Statement Regarding Forward Looking Statements included in this report, we anticipate our financial performance for the remainder of 2008 may be comparable to the three month period ended September 30, 2008 percentages presented in the above table as they relate to consolidated revenues.
     Housekeeping is our largest and core reportable segment, representing approximately 81% of consolidated revenues for both the quarter and nine month period ended September 30, 2008. Food revenues represented approximately 19% of consolidated revenues for such periods.
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
2008 Third Quarter Compared with 2007 Third Quarter
     The following table sets forth 2008 third quarter income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage changes of each compared to 2007 third quarter amounts.

				Reportable Segments
		Percent	Corporate and	Housekeeping		Food
	Consolidated	incr(decr)	eliminations	Amount	%incr	Amount	%incr
Revenues	$152,978,000	4.3%	$(1,238,000)	$124,793,000	4.6%	$29,423,000	3.7%
Cost of services provided	134,228,000	6.5	(7,729,000)	113,251,000	5.0	28,706,000	3.0
Selling, general and administrative expense	9,615,000	(2.5)	9,615,000	—		—
Investment and interest income	(157,000)	(113.9)	(157,000)	—		—
Income before income taxes	$8,978,000	(24.4)%	(3,281,000)	$11,542,000	.7%	$717,000	42.6%
Revenues
     Consolidated
     Consolidated revenues increased 4.3% to $152,978,000 in the 2008 third quarter compared to $146,669,000 in the 2007 third quarter as a result of the factors discussed below under Reportable Segments.
     Our Major Client accounted for 14% and 16%, respectively of consolidated revenues in the three month periods ended September 30, 2008 and September 30, 2007. This client completed its previously announced merger on March 14, 2006. Although we expect to continue the relationship with our Major Client, there can be no assurance thereof, and the loss of such client would have a material adverse effect on the results of operations of our two operating segments. In addition, if such Major Client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.
     Reportable Segments
     Housekeeping’s 4.6% net growth in reportable segment revenues resulted primarily from revenues attributable to service agreements entered into with new clients.
     Food’s 3.7% net growth in reportable segment revenues is primarily a result of providing this service to existing Housekeeping clients.
     We derived 14% and 16%, respectively, of Housekeeping and Food’s 2008 third quarter revenues from our Major Client.
Costs of services provided
     Consolidated
     Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues for the 2008 third quarter increased to 87.7 % from 86.0 % in the corresponding 2007 quarter. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance

			Incr
Cost of Services Provided-Key Indicators	2008%	2007%	(Decr) %
Bad debt provision	1.4	1.6	(.2)
Workers’ compensation and general liability insurance	3.9	3.2	.7
     The .2% decrease in comparing the 2008 third quarter and 2007 third quarter bad debt provisions are primarily a result of less expense recorded relating to certain nursing homes which have filed for bankruptcy.
     The increase in workers’ compensation and general liability insurance is primarily due to unfavorable claims’ experience during the quarter.
     Additionally, costs of service provided, on a consolidated basis, were negatively impacted by increased costs associated with employee benefit and hospitalization plans, as well as increases in Food and Housekeeping supplies’ costs discussed below in Reportable Segments.
     Reportable Segments
     Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for the 2008 third quarter increased to 90.8% from 90.4% in the corresponding 2007 quarter. Cost of services provided for Food, as a percentage of Food revenues, for the 2008 third quarter decreased to 97.6% from 98.2% in the corresponding 2007 quarter.
     The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues, which we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators	2008%	2007%	Incr (Decr) %
Housekeeping labor and other labor costs	81.6	81.4	.2
Housekeeping supplies	6.0	4.9	1.1
Food labor and other labor costs	53.3	55.2	(1.9)
Food supplies	40.2	39.2	1.0
     The slight increase in Housekeeping labor and other labor costs, as a percentage of Housekeeping revenues, resulted primarily from additional labor and other labor costs associated with new client facilities started in the quarter. The increase in Housekeeping supplies, as a percentage of Housekeeping revenues, are a result of vendor price increases
     The decrease in Food labor and other labor costs, as a percentage of Food revenues, resulted from efficiencies achieved in managing such costs at the facility level. The increase in Food supplies, as a percentage of Food revenues, are a result of vendor price increases.
Consolidated Selling, General and Administrative Expense
     Selling, general and administrative expenses in the 2008 third quarter decreased to 6.3% as a percentage of 2008 third quarter consolidated revenues compared to 6.7% in the same 2007 third quarter. This decrease resulted primarily from the impact of recording an offset to compensation expense (reported in this financial statement item) reflecting the decrease in our Deferred Compensation liability due to a decline in market value of the investments held in our Deferred Compensation Fund as noted below in Consolidated Investment and Interest Income discussion. After giving effect to such offset in each of the 2008 and 2007 three month periods, selling, general and administrative expense would have reported an .2% increase in comparing such periods’ expense.
Consolidated Investment and Interest Income
     Investment and interest income decreased to a loss of $157,000 or negative .1%, as a percentage of consolidated revenues in the 2008 third quarter compared to income of $1,129,000 or         .8%, as a percentage of consolidated revenues in the 2007 third quarter. The net decrease is primarily attributable to a $721,000 decrease in market value of the investments held in our Deferred Compensation Fund, as well as reduced rates of return on cash and cash equivalents.
Income before Income Taxes
     Consolidated
     As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for the 2008 third quarter decreased to 5.9%, as a percentage of consolidated revenues, compared to 8.1% in the 2007 third quarter.
     Reportable Segments
     Housekeeping realized a .7% increase in income before income taxes in comparing the three month periods ended September 30, 2008 and September 30, 2007 resulting primarily from the gross profit earned on its 4.6% increase in segment revenues.

     Food’s 2008 third quarter income before income taxes increased 42.6% on a reportable segment basis compared to 2007 third quarter reportable segment income before income taxes primarily as a result of the improvement in gross profit earned at certain existing clients’ facilities and gross profit earned on the 3.7% increase in reportable segment.
Consolidated Income Taxes
     Our effective tax rate in each of the three month periods ended September 30, 2008 and September 30, 2007 was 38.5%. Our 38.5% effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes and estimated tax credits available to the Company.
Consolidated Net Income
     As a result of the matters discussed above, consolidated net income for the 2008 third quarter decreased to 3.6%, as a percentage of consolidated revenues, compared to 5.0% in the 2007 third quarter.
2008 Nine Month Period Compared with 2007 Nine Month Period
     The following table sets forth for the nine month period ended September 30, 2008 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage changes of each compared to the nine month period ended September 30, 2007 amounts.

				Reportable Segments
		Percent	Corporate and	Housekeeping		Food
	Consolidated	incr(decr)	eliminations	Amount	%incr	Amount	%incr
Revenues	$448,155,000	4.0%	$(364,000)	$364,263,000	4.8%	$84,256,000	2.6%
Cost of services provided	387,157,000	5.4	(24,081,000)	329,678,000	5.1	81,560,000	2.4
Selling, general and administrative expense	30,318,000	(.5)	30,318,000	—		—
Investment and interest income	753,000	(78.1)	753,000	—		—
Income before income taxes	$31,433,000	(13.2)%	(5,848,000)	$34,585,000	1.4%	$2,696,000	9.8%
Revenues
     Consolidated
     Consolidated revenues increased 4.0% to $448,155,000 in the nine month period ended September 30, 2008 compared to $430,743,000 in the same 2007 period as a result of the factors discussed below under Reportable Segments.
     Our Major Client accounted for 15% and 16%, respectively of consolidated revenues in the nine month periods ended September 30, 2008 and September 30, 2007.

     Reportable Segments
     Housekeeping’s 4.8% net growth in reportable segment revenues resulted primarily from an increase in revenues attributable to service agreements entered into with new clients.
     Food’s 2.6% net growth in reportable segment revenues is a result of providing this service to existing Housekeeping clients.
     We derived 14% and 18%, respectively, of Housekeeping and Food’s 2008 nine month period’s revenues from the Major Client.
Costs of services provided
     Consolidated
     Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues for the nine month period ended September 30, 2008 increased to 86.4% from 85.3% in the corresponding 2007 period. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance

			Incr
Cost of Services Provided-Key Indicators	2008%	2007%	(Decr) %
Bad debt provision	.7	1.2	(.5)
Workers’ compensation and general liability insurance	3.4	3.2	.2
     The .5% decrease in comparing the 2008 and 2007 nine month periods’ bad debt provisions are primarily a result of less expense recorded relating to certain nursing homes which have filed for bankruptcy.
     The increase in workers’ compensation and general liability insurance is primarily due to increased payments to claimants under the plans.
     Additionally, costs of service provided, on a consolidated basis, were negatively impacted by the costs’ variances discussed below in Reportable Segments.
     Reportable Segments
     Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for the nine month period ended September 30, 2008 increased to 90.5% from 90.2% in the corresponding 2007 period. Cost of services provided for Food, as a percentage of Food revenues, for the 2008 nine month period decreased slightly to 96.8% in comparing it to 97.0% in the 2007 nine month period.
     The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues, that we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators	2008%	2007%	Incr (Decr) %
Housekeeping labor and other labor costs	81.4	81.4	—
Housekeeping supplies	6.1	5.1	1.0
Food labor and other labor costs	53.3	54.8	(1.5)
Food supplies	39.8	38.3	1.5
     The increase in Housekeeping supplies, as a percentage of Housekeeping revenues,

resulted primarily from vendor price increases during the 2008 nine month period and inefficiencies realized in the usage of such items in the 2008 first quarter.
     The decrease in Food labor and other labor costs, as a percentage of Food revenues, resulted from efficiencies achieved in managing these costs. The increase in Food supplies, as a percentage of Food revenues, is a result of vendor price increases.
Consolidated Selling, General and Administrative Expense
     Selling, general and administrative expenses in the nine month period ended September 30, 2008 decreased to 6.8% as a percentage of 2008 nine month period total consolidated revenues compared to 7.1% in the same 2007 period. This decrease resulted primarily from the impact of recording an offset to compensation expense (reported in this financial statement item) reflecting the decrease in our Deferred Compensation liability due to a decline in market value of the investments held in our Deferred Compensation Fund as noted below in Consolidated Investment and Interest Income discussion. After giving effect to such offset in each of the 2008 and 2007 nine month periods, selling, general and administrative expense would have reported an .1% increase in comparing such periods’ expense.
Consolidated Investment and Interest Income
     Investment and interest income, as a percentage of consolidated revenues, decreased to .2% in the 2008 nine month period compared to .8% in the same 2007 period. The net decrease is primarily attributable to a $1,212,000 decrease in market value of the investments held in our Deferred Compensation Fund and reduced rates of return on our cash and cash equivalents.
Income before Income Taxes
     Consolidated
     As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for the nine month period ended September 30, 2008 decreased to 7.0%, as a percentage of consolidated revenues, compared to 8.4% in the same 2007 period.
     Reportable Segments
     Housekeeping’s 1.4% increase in income before income taxes is primarily attributable to the gross profit earned on the 4.8% increase in reportable segment revenues.
     Food’s income before income taxes increase of 9.8% on a reportable segment basis is primarily attributable to the gross profit earned on the 2.6% increase in reportable segment revenues and the improvement in gross profit earned at certain existing clients’ facilities.
     Consolidated Income Taxes
     Our effective tax rate in each of the nine month periods ended September 30, 2008 and September 30, 2007 was 38.5%. Our 38.5% effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes and estimated tax credits available to the Company.
Consolidated Net Income
     As a result of the matters discussed above, consolidated net income for the nine months ended September 30, 2008 decreased to 4.3%, as a percentage of consolidated revenues, compared to 5.2% in nine month period ended September 30, 2007.

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
     Summarized below for the nine month period ended September 30, 2008 and year ended December 31, 2007 are the aggregate account balances for the three Allowance criteria noted above, net write-offs of client accounts, bad debt provision and allowance for doubtful accounts.

	Aggregate Account
	Balances of Clients
	in Bankruptcy or
Period	In/Pending	Net Write-Offs	Bad Debt	Allowance for
Ended	Collection/Litigation	of Client Accounts	Provision	Doubtful Accounts
September 30, 2008	$10,620,000	$408,000	$3,050,000	$6,926,000
December 31, 2007	$9,363,000	$4,574,000	$6,142,000	$4,284,000
     At September 30, 2008, we identified accounts totaling $10,620,000 that require an Allowance based on potential impairment or loss of value. An Allowance totaling $6,926,000 was provided for these accounts at such date. Actual collections of these accounts could differ from that which we currently estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance would decrease net income by $114,000.
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
Accrued Insurance Claims
     We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance, which comprise approximately 26% of our liabilities at September 30, 2008. Our accounting for this plan is affected by various uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We address these uncertainties by regularly evaluating our claims’ pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluations are based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/ or industry trends result in an unfavorable change, it would have a material adverse effect on our consolidated results of operations and financial condition. Under these plans, predetermined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.
     For workers’ compensation, we record a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of our historical data and open claims. The present value of the payout is determined by applying an 8% discount factor against the estimated value of the claims over the estimated remaining pay-out period. Reducing the discount factor by 1% would reduce net income by approximately $25,000. Additionally, reducing the estimated payout period by six months would result in an approximate $64,000 reduction in net income.
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

Liquidity and Capital Resources
     At September 30, 2008, we had cash and cash equivalents of $93,572,000 and working capital of $174,809,000 compared to December 31, 2007 cash and cash equivalents of $92,461,000 and working capital of $167,217,000. We view our cash and cash equivalents as our principal measure of liquidity. Our current ratio at September 30, 2008 decreased to 6.0 to 1 compared to 7.0 to 1 at December 31, 2007. This decrease resulted primarily from payments made for regular quarterly cash dividends of $18,077,000, and the repurchase of our common stock of $4,666,000. Additionally, working capital was increased by the net increase in accounts and notes receivable resulting primarily from our 4.0% increase in revenues which was offset by the increase in accrued payroll, accrued and withheld payroll taxes as a result of the timing of such payments. On an historical basis, our operations have generally produced consistent cash flow and have required limited capital resources. We believe our current and near term cash flow positions will enable us to fund our continued anticipated growth.
     Operating Activities
     The net cash provided by our operating activities was $18,426,000 for the nine month period ended September 30, 2008.
     The principal sources of cash flows from operating activities for the nine month period ended September 30, 2008 were net income, including non-cash charges to operations for bad debt provisions and depreciation and amortization, and the timing of payments for accrued payroll, accrued and withheld payroll taxes.
     The operating activity that used the largest amount of cash during the nine month period ended September 30, 2008 was a net increase of $12,917,000 in accounts and notes receivable and long-term notes receivable resulting from the 4.0% growth in the Company’s 2008 nine month period revenues, as well as the timing of collections. Additionally, operating cash flows were decreased from the timing of accounts payable and other accrued expenses payments of $1,187,000.
     Investing Activities
     Our principal use of cash in investing activities for the nine month period ended September 30, 2008 was $1,046,000 for the purchase of housekeeping equipment, computer software and equipment, and laundry equipment installations. Under our current plans, which are subject to revision upon further review, it is our intention to spend approximately $500,000 during the remainder of 2008 for such capital expenditures.
     Financing Activities
     Our principal use of cash in financing activities for the nine month period ended September 30, 2008 was the expenditure of $4,666,000 for the repurchase of 296,000 shares of our common stock. We remain authorized to purchase 1,132,000 shares pursuant to previous Board of Directors’ actions.

     We have paid regular quarterly cash dividends since the second quarter of 2003. During the nine month period ended September 30, 2008, we paid regular cash dividends totaling $18,077,000 as follows.

	1st Quarter	2nd Quarter	3rd Quarter
Cash dividend per common share	$.13	$.14	$.15
Total cash dividends paid	$5,579,000	$6,024,000	$6,474,000
Record date	February 4	April 25	July 25
Payment date	February 15	May 12	August 8
     Additionally, on October 14, 2008, our Board of Directors declared a regular quarterly cash dividend payment of $.16 per common share to be paid on November 7, 2008 to shareholders of record as of October 24, 2008.
     Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.
     During the nine month period ended September 30, 2008, we received proceeds of $3,054,000 from the exercise of stock options by employees and directors, as well as recognizing an income tax benefit of $3,368,000 from such stock option transactions.
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
     Line of Credit
     We have a $30,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At September 30, 2008, there were no borrowings under the line of credit. However, at such date, we had outstanding, in the aggregate, $26,925,000 of irrevocable standby letters of credit which relate to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $26,925,000 at September 30, 2008.
     The line of credit requires us to satisfy two financial covenants. Such covenants, and their respective status at September 30, 2008, were as follows:

Covenant Description and Requirement	Status at September 30, 2008
Commitment coverage ratio: cash and cash equivalents must equal or exceed outstanding obligations under the line by a multiple of 2.	Commitment coverage is 3.5

Tangible net worth: must exceed $146,000,000.	Tangible net worth is $179,454,000
     As noted above, we complied with the financial covenants at September 30, 2008 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2009. We believe the line of credit will be renewed at that time.
     Accounts and Notes Receivable
     We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Congress has enacted a number of laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally reliant on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At September 30, 2008 and December 31, 2007, we had $7,105,000 and $9,473,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.
     We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $3,050,000 in the nine month period ended September 30, 2008 and $2,200,000 in the three month period ended September 30, 2008. These provisions represent approximately .7% and 1.4%, as a percentage of total revenues for such respective periods. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.
     At September 30, 2008, amounts due from our Major Client represented less than 1% of our accounts receivable balance. If such client changes its payments terms, it would increase our accounts receivable balance and have a material adverse affect on our cash flows and cash and cash equivalents.
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

     Capital Expenditures
     The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment purchases, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2008, we estimate that for the remainder of 2008 we will have capital expenditures of approximately $500,000 in connection with housekeeping equipment purchases and laundry and linen equipment installations in our clients’ facilities, as well as expenditures relating to internal data processing hardware and software requirements. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would, if necessary, seek to obtain necessary working capital from such sources as long-term debt or equity financing.
     Material Off-Balance Sheet Arrangements
     We have no material off-balance sheet arrangements, other than our irrevocable standby letter of credit previously discussed.
     Effects of Inflation
     Although there can be no assurance thereof, we attempt to recover increases in costs attributable to inflation by passing such cost increases through to our clients.

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
     Based on their evaluation as of September 30, 2008, pursuant to Exchange Act Rules 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act 13a-15(e) are effective.
     In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by our management, including our Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended September 30, 2008, were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchases

	(a)	(b)	(c)	(d)
			Total number of	Maximum
			shares purchased as	number of shares
			part of publicly	that may yet be
	Total number of	Average price	announced plans	purchased under the
2008 Period	Shares purchased	paid per share	or programs	plans or programs
July 1 to July 31	8,000	$14.51	8,000	1,132,000
August 1 to August 31	none
September 1 to September 30	none
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

HEALTHCARE SERVICES GROUP, INC.

October 17, 2008	/s/ Daniel P. McCartney
Date	DANIEL P. McCARTNEY, Chief
Executive Officer

October 17, 2008	/s/ Richard W. Hudson
Date	RICHARD W. HUDSON, Chief
Financial Officer and Secretary