Form 10-K
period 2008-12-31
HEALTHCARE SERVICES GROUP INC
filed 2009-02-20
CIK 731012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008 DRAFT
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from to

Commission file number. 0-12015

HEALTHCARE SERVICES GROUP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2018365
(State or other jurisdiction of incorporated or organization)	(IRS Employer Identification No.)

3220 Tillman Drive, Suite 300, Bensalem, PA	19020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(215) 639-4274

Securities registered pursuant to Section 12(b) of the 1934 Act:

Common Stock ($.01 par value)	The NASDAQ Global Select Market

Title of Class	Name of each exchange on which securities registered

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐     NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10 - K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☑

The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant as of the close of business on June 30, 2008 was approximately $606,610,000 based on closing sale price of the Common Stock on the NASDAQ National Market on that date. The Registrant does not have any non-voting common equity.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock (Common Stock, $.01 par value) as of the latest practicable date (February 16, 2009). 39,600,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 19, 2009 have been incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

Part I

References made herein to “we,” “our,” “us”, or “the Company” include Healthcare Services Group, Inc. and its wholly owned subsidiaries; HCSG Supply, Inc. and Huntingdon Holdings, Inc., unless the context otherwise requires.

Item I.  Business.

(a)	General
The Company is a Pennsylvania corporation, incorporated on November 22, 1976. We provide housekeeping, laundry, linen, facility maintenance and food services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. Based on the nature and similarities of the services provided, our business operations consist of two business segments (Housekeeping and Food). We believe that we are the largest provider of our services to the long-term care industry in the United States, rendering such services to over 2,100 facilities in 47 states as of December 31, 2008. We provide our Housekeeping services to essentially all of the over 2,100 facilities and provide Food services to approximately 275 of such facilities. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

On September 18, 2006, effective as of August 31, 2006, our wholly-owned subsidiary HCSG Merger, Inc acquired 100% of the common stock of Summit Services Group, Inc. (“Summit”) in a transaction accounted for under the purchase method of accounting. Summit is a provider of professional housekeeping, laundry and food services to long-term care and related facilities. The acquisition of Summit expanded and complimented our position of being the largest provider of such services to the long-term care industry in the United States. As of January 1, 2007, Summit’s operations were fully integrated into Healthcare Services Group, Inc and Summit became inactive. Additionally, we operate two wholly-owned subsidiaries, HCSG Supply, Inc. (“Supply”) and Huntingdon Holdings, Inc. (“Huntingdon”). Supply purchases, warehouses and distributes essentially all of the supplies and equipment used in providing our Housekeeping segment services. Supply also warehouses and distributes a limited number of supply items used in providing our Food segment services. Huntingdon invests our cash, cash equivalents and marketable securities.

(b)	Segment Information
The information called for herein is discussed below in Description of Services, and within Item 8 of this Annual Report on Form 10-K under Note 10 of Notes to Consolidated Financial Statements for the year ended December 31, 2008.

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

For the year ended December 31, 2008, GGNSC Holdings LLC (doing business as Golden Horizons), our major client, accounted for 15% of our total revenues. In 2008, we derived 14% and 17% of Housekeeping and Food revenues, respectively, from such client. At December 31, 2008, amounts due from such client represented less than 1% of our accounts receivable balance. This client completed its previously announced merger on March 14, 2006. Our relationship with the successor entity remains under the same terms and conditions as existed prior to the merger. Although we expect to continue the relationship with this client, there can be no assurance thereof. The loss of such client, or a significant reduction in the revenues we receive from this client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

An overview of each of our segments follows:

Housekeeping
Housekeeping services.  Housekeeping services is our largest service sector, representing approximately 55% or $334,034,000 of consolidated revenues in 2008. This service involves cleaning, disinfecting and sanitizing resident areas in our clients’ facilities. In providing services to any given client facility, we typically hire and train the hourly employees employed by such facility prior to our engagement. We normally assign two on-site managers to each facility to supervise and train hourly personnel and coordinate housekeeping services with other facility support functions. Such management personnel also oversee the execution of a variety of quality and cost-control procedures including continuous training and employee evaluation and on-site testing for infection control. The on-site management team also assists the facility in complying with Federal, state and local regulations.

Laundry and linen services.  Laundry and linen services represent approximately 25% or $151,291,000 of consolidated revenues in 2008. Laundry services involve the laundering and processing of the residents’ personal clothing. We provide laundry services to all of our housekeeping clients. Linen services involve providing, laundering and processing of the sheets, pillow cases, blankets, towels, uniforms and assorted linen items used by our clients’ facilities. At some facilities that utilize our laundry and linen services, we install our own equipment. Such installation generally requires an initial capital outlay by us ranging from $5,000 to $150,000 depending on the size of the facility, installation and construction costs, and the amount of equipment required. We could incur relocation or other costs in the event of the cancellation of a linen service agreement where there was an investment by us in a corresponding laundry installation. The hiring, training and supervision of the hourly employees who perform laundry and linen services are similar to, and performed by the same management personnel who oversee the housekeeping services hourly employees located at the respective client facility. In some instances we own linen supplies utilized at our clients’ facilities and therefore, maintain a sufficient inventory of linen supplies to ensure their availability.

Maintenance and other services.  Maintenance services consist of repair and maintenance of laundry equipment, plumbing and electrical systems, as well as carpentry and painting. This service sector’s total revenues of $1,900,000 represent less than 1% of consolidated revenues.

Laundry installation sales.  We (as a distributor of laundry equipment) sell laundry installations to our clients which generally represent the construction and installation of a turn-key operation. We generally offer payment terms, ranging from 36 to 60 months. During the years 2006 through 2008, laundry installation sales were not material to our operating results as we prefer to own such laundry installations in connection with performance of our service agreements.

Housekeeping operating performance is significantly impacted by our management of our costs of labor. Such costs of labor can account for approximately 80%, as a percentage of Housekeeping revenues, of operating costs incurred at a facility service location. Changes in; wage rates as a result of legislative or other actions, anticipated staffing levels, and other unforeseen variations in our use of labor at a client service location will result in volatility of these costs. Additionally, the costs of supplies consumed in performing Housekeeping services, including linen costs, are affected by product specific market conditions and therefore subject to price volatility. Generally, this volatility is influenced by factors outside of our control and is unpredictable. Where possible, we try to obtain fixed pricing from vendors for an extended period of time on certain supplies to mitigate such pricing volatility. Although we endeavor to pass on such increases in our costs of labor and supplies to our clients, the inability to attain such increases may negatively impact Housekeeping’s profit margins.

Food
Food services.  We began providing food services in 1997. Food services represented 19% or $115,165,000 of consolidated revenues in 2008. Food services consist of the development of a menu that meets the residents’ dietary needs, purchasing and preparing the food to assure that residents receive an appetizing meal, and participation in monitoring the residents’ on-going nutritional status. On-site management is responsible for all daily food service activities, with regular support being provided by a district manager specializing in food service, as well as a registered dietitian. We also provide consulting services to facilities to assist them in cost containment and improve their food service operations.

Food operating performance, although to different extents, is also impacted by price volatility in costs of labor and costs of supplies resulting from similar factors discussed above in Housekeeping. The primary difference in impact on Food from price volatility in costs of labor and costs of food-related supplies is that such costs represent approximately 50% and 40%, respectively, of Food costs, as a percentage of Food revenues compared to Housekeeping’s respective costs as a percentage of Housekeeping revenue noted in the above discussion.

Operational Management Structure
By applying our professional management techniques, we generally can contain or control certain housekeeping, laundry, linen, facility maintenance and food service costs on a continuing basis. We manage and provide our services through a network of management personnel, as illustrated below.

Each facility is managed by an on-site Facility Manager, an Assistant Facility Manager, and if necessary, additional supervisory personnel. Districts, typically consisting of eight to twelve facilities, are supported by a District Manager and a Training Manager. District Managers bear overall responsibility for the facilities within their districts. They are generally based in close proximity to each facility. These managers provide active support to clients in addition to the support provided by our on-site management team. Training Managers are responsible for the recruitment, training and development of Facility Managers. A division consists of a number of regions within a specific geographical area. Divisional Vice Presidents manage each division. At December 31, 2008 we maintained 52 regions within six divisions. Each region is headed by a Regional Vice President/Manager. Some regions also have a Regional Director who assumes primary responsibility for marketing our services within the respective region. Regional Vice Presidents/Managers and Regional Directors provide management support to a number of districts within a specific geographical area. Regional Vice Presidents/Managers and Regional Directors report to Divisional Vice Presidents who in turn report to the Senior Vice Presidents. We believe that our divisional, regional and district organizational structure facilitates our ability to obtain new clients, and our ability to sell additional services to existing clients.

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

Marketing and Sales
Our services are marketed at four levels of our organization: at the corporate level by the Chief Executive Officer, President and the Senior Vice Presidents; at the divisional level by Divisional Vice Presidents; at the regional level by the Regional Vice Presidents/Managers and Regional Directors; and at the district level by District Managers. We provide incentive compensation to our operational personnel based on achieving budgeted earnings and to our Regional Directors based on achieving budgeted earnings and new business revenues.

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

As a result of the BBA’s repeal of the “Boren Amendment” federal payment standard for Medicaid payments to nursing facilities, there is ongoing risk that budget constraints or other factors will cause states to reduce Medicaid reimbursements to nursing homes or fail to make payments to nursing homes on a timely basis. BIPA enacted a multi-year phase-out of certain governmental transfers that had boosted Medicaid payment rates, and these reduced federal payments have impacted the aggregate funds available to our clients.

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

The prospects for legislative action, both on the Federal and State level (particularly in light of current economic environment affecting government budgets), regarding funding for nursing homes are uncertain. We are unable to predict or to estimate the ultimate impact of any further changes in reimbursement programs affecting our clients’ future results of operations and/or their impact on our cash flows and operations.

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

We typically adopt and follow the client’s employee wage structure, including its policy of wage rate increases, and pass through to the client any labor cost increases associated with wage rate adjustments. Under a management agreement, we provide management and supervisory services while the client facility retains payroll responsibility for its hourly employees. Substantially all of our agreements are full service agreements. These agreements typically provide for a one year term, cancelable by either party upon 30 to 90 days’ notice after the initial 90-day period. As of December 31, 2008, we provided services to over 2,100 client facilities.

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

As a result of the current economic crisis, many states have significant budget deficits. State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their Medicaid programs. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying those increases. A few states have indicated it is possible they will run out of cash to pay Medicaid providers, including nursing homes. Any of these changes would adversely affect the liquidity of our clients, resulting in their inability to make payments to us as agreed upon. Congress is considering major economic stimulus legislation which may help to counter the impact of the economic crisis on state budgets. The proposed legislation includes the temporary provision of additional federal matching funds to help states maintain their Medicaid programs. Even if this legislation is enacted in its current form, given the volatility of the economic environment, it is difficult to predict the impact of this legislation on our clients’ liquidity and their ability to make payments to us as agreed.

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $4,234,000, $6,142,000 and $622,000 in the years ended December 31, 2008, 2007 and 2006, respectively (See Schedule II-Valuation and Qualifying Accounts, for year-end balances). These provisions represent .7%, 1.1% and .1%, as a percentage of total revenues, for the years ended December 31, 2008, 2007 and 2006, respectively. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows, as discussed in “Government Regulation of Clients” and “Risk Factors” of this report. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our consolidated results of operations and financial condition.

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

Employees
At December 31, 2008, we employed approximately 4,500 management, office support and supervisory personnel. Of these employees, 375 held executive, regional/district management and office support positions, and 4,125 of these employees were on-site management personnel. On such date, we employed approximately 19,700 hourly employees. Many of our hourly employees were previously support employees of our clients. We manage, for a very limited number of our client facilities, the hourly employees who remain employed by those clients.

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
Healthcare Services Group, Inc. is a reporting company under the Securities Exchange Act of 1934, as amended, and files reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission” or “SEC”). The public may read and copy any of our filings at the Commissioner’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. Additionally, because we make filings to the Commission electronically, you may access this information at the Commission’s internet site: www.sec.gov. This site contains reports, proxies and information statements and other information regarding issuers that file electronically with the Commission.

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
Golden Horizons, our major client accounted for 15% of our 2008 total consolidated revenues, consisting of 14% and 17% of our Housekeeping and Food revenues, respectively. At December 31, 2008, amounts due from such client represented less than 1% of our accounts receivable balance. This client completed its previously announced merger on March 14, 2006. Our relationship with the successor entity remains under the same terms and conditions as existed prior to the merger. Although we expect to continue the relationship with this client, there can be no assurance thereof. The loss of such client, or a significant reduction in the revenues we receive from such client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Our clients are concentrated in the health care industry which, among other things, is subject to significant government funding.
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

We have clients located in certain states which have had and may continue to experience significant budget deficits and such deficits may result in reduction of reimbursements to nursing homes.
Certain states, in which our clients are located, have significant budget deficits as a result of lower than projected revenue collections and increased demand for the funding of entitlements. As a result of these and other adverse economic factors, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying those increases. A few states have indicated it is possible they will run out of cash to make entitlement payments, including Medicaid payments to nursing homes. Any disruption or delay in the distribution of Medicaid and related payments to our clients will adversely affect their liquidity and impact their ability to pay us as agreed upon for the services provided.

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

Our business and financial results could be adversely affected by unfavorable results of material litigation or governmental inquiries.
We may from time to time become the subject in the ordinary course of business to material legal action related to, among other things, general liability and employee-related matters, as well as inquiries from governmental agencies. Legal actions could result in substantial monetary damages as well as adversely effecting our reputation and business status with our clients. As a result of the risks and consequences of legal actions, our results of operations and financial position could be adversely effected.

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

We may be adversely affected by inflationary or market fluctuations in the cost of products consumed in providing our services or our cost of labor.
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

Our investments represent a significant amount of our assets that may be subject to fluctuating and even negative returns depending upon interest rate movements and financial market conditions.
Although management believes we have a very prudent and responsible investment policy, we are exposed to fluctuations in interest rates and in the market values of our investment portfolio which could adversely impact our financial condition and results of operations.

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
We lease our corporate offices, located at 3220 Tillman Drive, Suite 300, Bensalem, Pennsylvania 19020. We also lease office space at other locations in Pennsylvania, Connecticut, Florida, Illinois, California, and New Jersey. These locations serve as divisional or regional offices providing management and administrative services to both of our operating segments in their respective geographical areas.

We lease warehouse space in Bristol, Pennsylvania accommodating the operations of HCSG Supply, Inc. Supplies and equipment warehoused and distributed from this location are used by both operating segments in providing their respective services.

We are also provided with office and storage space at each of our client facilities.

Management does not foresee any difficulties with regard to the continued utilization of all of the aforementioned premises. We also believe that such properties are sufficient for our current operations.

We presently own laundry equipment, office furniture and equipment, housekeeping equipment and vehicles. Such office furniture and equipment, and vehicles are primarily located at our corporate office, warehouse, and divisional and regional offices. We have housekeeping equipment at all client facilities where we provide services under a full service housekeeping agreement. Generally, the aggregate cost of housekeeping equipment located at each client facility is less than $2,500. Additionally, we have laundry installations at approximately 140 client facilities. Our cost of such laundry installations ranges between $5,000 and $150,000. We believe that such laundry equipment, office furniture and equipment, housekeeping equipment and vehicles are sufficient for our current operations.

Item 3.	Legal Proceedings.
As of December 31, 2008, there were no material pending legal proceedings to which we were a party, or as to which any of our property was subject, other than routine litigation or claims and/or proceedings believed to be adequately covered by insurance.

Item 4.	Submission of Matters to a Vote of Security Holders.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information
Our common stock, $.01 par value (the “Common Stock”), is traded under the symbol “HCSG” on the NASDAQ Global Select Market. On February 16, 2009, there were approximately 39,600,000 shares of Common Stock outstanding and held by non-affiliates.

The high and low sales price quotations for our Common Stock during the years ended December 31, 2008 and 2007 ranged as follows (adjusted, where applicable, to reflect the 3 for 2 stock split in the form of a 50% common stock dividend on July 17, 2007):

	2008 High	2008 Low

1st Qtr.	$24.94	$19.78
2nd Qtr.	$20.90	$14.50
3rd Qtr.	$20.02	$14.68
4th Qtr.	$18.09	$12.91

	2007 High	2007 Low

1st Qtr.	$20.02	$17.81
2nd Qtr.	$20.18	$17.67
3rd Qtr.	$23.32	$18.47
4th Qtr.	$23.51	$19.95

(b)	Holders
We have been advised by our transfer agent, American Stock Transfer and Trust Company, that we had 650 holders of record of our Common Stock as of February 18, 2009. Based on reports of security position listings compiled for the 2008 annual meeting of shareholders, we believe we may have approximately 4,250 beneficial owners of our Common Stock.

(c)	Dividends
We have paid regular quarterly cash dividends since the second quarter of 2003. During 2008, we paid regular quarterly cash dividends totaling approximately $24,983,000.

A summary of such 2008 cash dividend payments follows:

	Cash Dividend	Payment Date	Record Date

1st Quarter	$.13	February 15	February 4
2nd Quarter	$.14	May 12	April 25
3rd Quarter	$.15	August 8	July 25
4th Quarter	$.16	November 7	October 24

Additionally, on January 20, 2009, our Board of Directors declared a regular quarterly cash dividend of $.17 per common share, which was paid on February 20, 2009 to shareholders of record as of the close of business on February 6, 2009.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth for the Company’s equity compensation plans, on an aggregated basis, the number of shares of its Common Stock subject to outstanding options, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of December 31, 2008.

Number of Securities
	Number of Securities to be	Weighted-Average	Remaining Available for Future
	Issued Upon Exercise of	Exercise Price of	Issuance Under Equity
	Outstanding Options,	Outstanding Options,	Compensation Plans (Excluding
	Warrants and Rights	Warrants and Rights	Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,894,000(1)	$10.12	4,664,000(2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,894,000	$10.12	4,664,000

(1)	Represents shares of Common Stock issuable upon exercise of outstanding options granted under either the 2002 Stock Option Plan, the 1996 Non-employee Director’s Stock Option Plan, or the 1995 Incentive and Non-Qualified Stock Option Plan (the “Stock Option Plans”).

(2)	Includes options to purchase 2,399,000 shares available for future grant under the Company’s Stock Option Plans. Also includes 1,894,000 and 372,000 shares available for issuance under the Company’s 1999 Employee Stock Purchase Plan and 1999 Deferred Compensation Plan, respectively (collectively, the “1999 Plans”). Treasury shares may be issued under the 1999 Plans.

(e)	Performance Graph

The graph below matches Healthcare Services Group, Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Health Care Distributors index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 12/31/2003 to 12/31/2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Healthcare Services Group, Inc., The S&P 500 Index
And The S&P Health Care Distributors Index

* $100 invested on 12/31/03 in stock & index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved

	12/03	12/04	12/05	12/06	12/07	12/08
Healthcare Services Group, Inc.	100.00	165.23	250.45	357.49	400.52	311.87
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
S&P Health Care Distributors	100.00	97.47	125.99	124.27	129.44	81.28

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	Begin:	12/31/2003
	Period End:	12/31/2008
Healthcare Services Group -NASNM	End:	12/31/2008
C000002202

			Beginning
	Transaction	Closing	No. Of	Dividend	Dividend	Shares	Ending	Cum. Tot.
Date*	Type	Price**	Shares***	per Share	Paid	Reinvested	Shares	Return

31-Dec-03	Begin	5.698	17.55				17.551	100.00
28-Jan-04	Dividend	5.884	17.55	0.02	0.42	0.071	17.621	103.69
28-Apr-04	Dividend	7.031	17.62	0.03	0.47	0.067	17.688	124.37
28-Jul-04	Dividend	7.560	17.69	0.03	0.55	0.073	17.761	134.27
27-Oct-04	Dividend	8.120	17.76	0.04	0.63	0.078	17.839	144.85
31-Dec-04	Year End	9.262	17.84				17.839	165.23
26-Jan-05	Dividend	8.733	17.84	0.04	0.71	0.082	17.921	156.51
2-May-05	Dividend	11.271	17.92	0.03	0.56	0.049	17.970	202.54
27-Jul-05	Dividend	12.427	17.97	0.05	0.96	0.077	18.047	224.27
27-Oct-05	Dividend	11.720	18.05	0.06	1.08	0.092	18.139	212.59
31-Dec-05	Year End	13.807	18.14				18.139	250.45
1-Feb-06	Dividend	13.193	18.14	0.07	1.21	0.092	18.231	240.53
26-Apr-06	Dividend	14.327	18.23	0.07	1.34	0.093	18.324	262.53
26-Jul-06	Dividend	13.887	18.32	0.08	1.47	0.106	18.430	255.93
25-Oct-06	Dividend	18.473	18.43	0.09	1.60	0.086	18.516	342.06
31-Dec-06	Year End	19.307	18.52				18.516	357.49
1-Feb-07	Dividend	18.827	18.52	0.09	1.73	0.092	18.608	350.33
25-Apr-07	Dividend	19.613	18.61	0.10	1.86	0.095	18.703	366.83
25-Jul-07	Dividend	19.613	18.70	0.11	2.00	0.102	18.805	368.83
25-Oct-07	Dividend	21.450	18.80	0.12	2.26	0.105	18.910	405.62
31-Dec-07	Year End	21.180	18.91				18.910	400.52
31-Jan-08	Dividend	24.260	18.91	0.13	2.46	0.101	19.011	461.22
23-Apr-08	Dividend	14.510	19.01	0.14	2.66	0.183	19.195	278.52
23-Jul-08	Dividend	16.540	19.19	0.15	2.88	0.174	19.369	320.36
22-Oct-08	Dividend	14.850	19.37	0.16	3.10	0.209	19.578	290.73
31-Dec-08	End	15.930	19.58				19.578	311.87

*	Specified ending dates or ex-dividends dates.

**	All Closing Prices and Dividends are adjusted for stock splits and stock dividends.

***	‘Begin Shares’ based on $100 investment.

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

	(in thousands except for per share data)
Years Ended December 31:	2008	2007	2006	2005	2004

Selected Operating Results:
Total revenue	$602,718	$577,721	$511,631	$466,291	$442,568
Net income	$26,614	$29,578	$25,452	$19,096	$14,699
Basic earnings per Common Share	$.62	$.70	$.62	$.47	$.37
Diluted earnings per Common Share	$.60	$.67	$.59	$.45	$.35
Selected Balance Sheet Data:
Total assets	$248,561	$243,368	$215,556	$188,430	$166,964
Stockholders’ equity	$201,682	$194,718	$165,477	$148,163	$131,460
Selected Other Financial Data:
Working capital	$177,573	$167,217	$140,627	$142,535	$125,012
Cash dividends per common share	$.58	$.42	$.31	$.20	$.11
Weighted average number of common shares outstanding for basic EPS	43,131	42,286	41,176	40,381	39,331
Weighted average number of common shares outstanding for diluted EPS	44,025	43,847	43,147	42,480	41,490

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Cautionary Statement Regarding Forward Looking Statements

This report and documents incorporated by reference into this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, are not historical facts but rather based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “believes”, “anticipates”, “plans”, “expects”, “will”, “goal”, and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; one client accounting for approximately 15% of revenues in 2008-(see notes 1 and 11, “Major Client” in the accompanying Notes to Consolidated Financial Statements); risks associated with our acquisition of Summit Services Group, Inc.; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, including state and local regulations pertaining to the taxability of our services; and the risk factors described in Part I in this report under “Government Regulation of Clients”, “Competition”, “Service Agreements/Collections”, and under Item IA “Risk Factors”. Many of our clients’ revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which Congress has affected through the enactment of a number of major laws during the past decade. These laws have significantly altered, or threatened to alter, overall government reimbursement funding rates and mechanisms. In addition, the current economic crises could adversely affect such funding. The overall effect of these laws and trends in the long-term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing services could not be passed on to our clients.

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

Results of Operations
The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of December 31, 2008 and the year then ended and the notes accompanying those financial statements contained herein under Item 8.

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

As disclosed in Note 14 of the Notes to the Consolidated Financial Statements, a cumulative effect of adjusting our deferred compensation liability resulted from applying the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 108 (“SAB No. 108”). We have adopted SAB No. 108 at December 31, 2006 and for the year then ended. Historically, the appreciation on our Common Stock held in our Deferred Compensation Plan (the “Plan”) trust account was not recognized in the reporting of the deferred compensation liability. In accordance with the guidance provided by Emerging Issues Task Force Issue No. 97-14 (“EITF No. 97-14), we increased our recorded deferred compensation liability to reflect the current fair market value of our shares held in the Plan trust account. Prior to the adoption of SAB No. 108, we used the “rollover” method described therein in evaluating the materiality of financial statements’ adjustments. We determined the impact from the adjustment to be immaterial to the year ended December 31, 2006 and prior periods’ financial results under the “rollover” method. Additionally, we have evaluated the adjustment using the dual approach method described in SAB No. 108. Pursuant to the guidance of SAB No. 108, the adjustment to the liability was accomplished by the recording in 2006 of the cumulative effect, as of January 1, 2006, a $1,432,000 ($856,000 net of income taxes) increase to correct the liability balance as of December 31, 2005. Offsetting this increase to our liability was a corresponding charge to retained earnings 2006 beginning balance. Additionally, the 2006 financial statements were affected by the adjustment through an approximately $970,000 ($605,000 net of income taxes) increase to the liability with a corresponding charge to deferred compensation expense to reflect the changes in fair market value during 2006.

Overview
We provide housekeeping, laundry, linen, facility maintenance and food services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the

United States. We believe that we are the largest provider of housekeeping and laundry services to the long-term care industry in the United States, rendering such services to over 2,100 facilities in 47 states as of December 31, 2008. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

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

We are organized into two reportable segments; housekeeping, laundry, linen and other services (“Housekeeping”), and food services (“Food”). At December 31, 2008, Housekeeping service is being provided at essentially all of our over 2100 client facilities, generating approximating 81% or $487,553,000 of 2008 total revenues. Food services is being provided to approximately 275 client facilities at December 31, 2008 and contributed approximately 19% or $115,165,000 of 2008 total revenues.

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

Our ability to acquire new clients and increase revenues is affected by many factors. Competitive factors consist primarily of competing with the potential client utilizing an in-house support staff to provide services similar to ours, as well as local companies which provide services similar to ours. We do not believe that there are any other companies, on a national or local level, which have a significant presence or impact on our procurement of new clients in our market. We believe the primary revenue drivers of our business are our ability to obtain new clients and to pass through, by means of service billing increases, increases in our cost of providing the services. In addition to the recoupment of costs increases, we endeavor to obtain modest annual revenue increases from our existing clients to preserve current profit margins at the facility level. The primary economic factor in acquiring new clients is our ability to demonstrate the cost-effectiveness of our services. This is because many of our clients’ revenues are generally highly reliant on Medicare and Medicaid reimbursement funding rates and mechanisms. Therefore, their economic decision-making process in engaging us is driven significantly by their reimbursement funding rate structure in relation to how their costs are currently being reimbursed and the financial impact on their reimbursement as a result of engaging us for the respective services. Another factor is our ability to demonstrate to potential clients the benefit of being relieved of the administrative and operational challenges related to the management of their current staffs who perform such services. In addition, we must be able to assure new clients that we will be able to improve the quality of service which they are providing to their patients and residents. We believe the factors discussed above are equally applicable to each of our segments with respect to acquiring new clients and increasing revenues.

Primarily, our costs of services provided can experience volatility and impact our operating performance in two key cost indicators. They are costs of labor, and costs of supplies, although the volatility of these costs impact each segment somewhat differently due to the respective costs as a percentage of that segment’s revenues. Housekeeping is more significantly impacted than Food as a consequence of our management of our costs of labor. Such costs of labor can account for approximately 81%, as a percentage of Housekeeping revenues. Food costs of labor account for approximately 54%, as a percentage of Food revenues. Changes in wage rates as a result of legislative or collective bargaining actions, anticipated staffing levels, and other unforeseen variations in our use of labor at a client service location or in management labor costs will result in volatility of these costs. In contrast, supplies consumed in performing our services is more significant for Food, accounting for approximately 40%, as a percentage of Food revenues, of total operating costs incurred at a Food facility service location. Housekeeping supplies, including linen products, account for approximately 6%, as a percentage of Housekeeping revenues, of total operating costs incurred at a Housekeeping facility service location. Generally, the volatility of these expenses is influenced by factors outside of our control and is unpredictable. This is because Housekeeping and Food supplies are principally commodity products and affected by market conditions specific to the respective products. Although we endeavor to pass on such increases in labor and supplies costs to our clients, the inability or delay in procuring service billing increases to reflect these additional costs would negatively impact our profit margins.

As a result of the current economic crisis, many states have significant budget deficits. State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their Medicaid programs. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying those increases. A few states have indicated it is possible they will run out of cash to pay Medicaid providers, including nursing homes. Any of these changes would adversely affect the liquidity of our clients, resulting in their inability to make payments to us as agreed upon. Congress is considering major economic stimulus legislation which may help to counter the impact of the economic crisis on state budgets. The proposed legislation includes the temporary provision of additional federal matching funds to help states maintain their Medicaid programs. Even if this legislation is enacted in its current form, given the volatility of the economic environment, it is difficult to predict the impact of this legislation on our clients’ liquidity and their ability to make payments to us as agreed.

In addition to Summit (whose operations were fully integrated into Healthcare’s on January 1, 2007), we operate two wholly-owned subsidiaries, HCSG Supply, Inc. (“Supply”) and Huntingdon Holdings, Inc. (“Huntingdon”). Supply purchases, warehouses and distributes the supplies and equipment used in providing our Housekeeping segment services. Huntingdon invests our cash and cash equivalents, as well as managing our portfolio of available-for-sale marketable securities.

Consolidated Operations
The following table sets forth, for the years indicated, the percentage which certain items bear to consolidated revenues:

	Relation to Consolidated Revenues
	Years Ended December 31,
	2008	2007	2006

Revenues	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	86.5	85.4	85.7
Selling, general and administration	6.5	7.0	7.3
Investment and interest income	.2	.7	1.0

Income before income taxes	7.2	8.3	8.0
Income taxes	2.8	3.2	3.0

Net income	4.4%	5.1%	5.0%

Subject to the factors noted in the Cautionary Statement Regarding Forward Looking Statements included in this report, we anticipate our financial performance in 2009 may be comparable to the 2008 percentages presented in the above table as they relate to consolidated revenues.

Housekeeping is our largest and core reportable segment, representing approximately 80% of 2008 consolidated revenues. Food revenues represented approximately 19% of 2008 consolidated revenues. Additionally, other ancillary services accounted for 1% of 2008 consolidated revenues.

Although there can be no assurance thereof, we believe that in 2009 each of Housekeeping’s and Food’s revenues, as a percentage of consolidated revenues, will remain approximately the same as their respective 2008 percentages noted above. Furthermore, we expect the sources of growth in 2009 for the respective operating segments will be primarily the same as historically experienced. Accordingly, although there can be no assurance thereof, the growth in Food is expected to come from our current Housekeeping client base, while growth in Housekeeping will primarily come from obtaining new clients.

2008 Compared with 2007
The following table sets forth 2008 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage increases (decreases) of each compared to 2007 amounts. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to; corporate level transactions, recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles and transactions between reportable segments and our warehousing and distribution subsidiary.

		Percent		Reportable Segments
		increase	Corporate and	Housekeeping		Food
	Consolidated	(decrease)	eliminations	Amount	%incr	Amount	%incr

Revenues	$602,718,000	4.3%	$(1,645,000)	$488,954,000	4.5%	$115,409,000	4.9%
Cost of services provided	521,269,000	5.7	(33,223,000)	442,354,000	4.6	112,138,000	4.6
Selling, general and administrative	39,523,000	(1.9)	39,523,000	—		—
Investment and interest income	1,349,000	(66.5)	1,349,000	—		—
Income before income taxes	$43,275,000	(10.0)%	$(6,596,000)	$46,600,000	3.9%	$3,271,000	15.6%

Revenues

Consolidated
Consolidated revenues increased 4.3% to $602,718,000 in 2008 compared to $577,721,000 in 2007 as a result of the factors discussed below under Reportable Segments.

We have one client, a nursing home chain (“Major Client”), which in 2008 and 2007 accounted for 15% and 16%, respectively, of consolidated revenues. At both December 31, 2008 and 2007 amounts due from such client represented less than 1% of our accounts receivable balance. This client completed its previously announced merger on March 14, 2006. Our relationship with this successor entity remains under the same terms and conditions as established prior to the merger . Although we expect to continue the relationship with this client, there can be no assurance thereof, and the loss of such client, or a significant reduction in the revenues we receive from this client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Reportable Segments
Housekeeping’s 4.5% net growth in reportable segment revenues resulted primarily from an increase in revenues attributable to service agreements entered into with new clients.

Food’s 4.9% net growth in reportable segment revenues is primarily a result of providing this service to an increasing number of existing Housekeeping clients.

We derived 14% and 17%, respectively, of Housekeeping and Food’s 2008 revenues from our Major Client.

Costs of services provided

Consolidated
Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues for 2008 increased to 86.5% from 85.4% in 2007. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance.

Cost of Services Provided-Key Indicators	2008%	2007%	Incr (Decr)%

Bad debt provision	.7	1.1	(.4)
Workers’ compensation and general liability insurance	3.4	3.1	.3

The decrease in bad debt provision is primarily a result of less expense recorded related to certain nursing homes filing for bankruptcy. In the period when a client files for bankruptcy, we record a bad debt provision based upon our initial estimate of ultimate collectability. We revise such provision as additional information is available which we believe enables us to have a more accurate estimate of the collectability of an account. Some of our clients may experience liquidity problems because of governmental funding or operational issues. Such liquidity problems may cause them to not pay us as agreed upon or necessitate them filing for bankruptcy protection. In the event of additional clients filing for bankruptcy protection, we would increase our bad debt provision during our reporting period of such filing. Therefore, if more clients file for bankruptcy protection or if we have to increase our current provision related to existing bankruptcies, our bad debt provision may increase from our last two years’ average of .9%, as a percentage of consolidated revenues.

The workers’ compensation and general liability insurance expense increase is primarily a result of unfavorable claims’ experience during the year.

Reportable Segments
Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for 2008 remained essentially the same at 90.5% compared to 90.4% in 2007. Cost of services provided for Food, as a percentage of Food revenues, decreased slightly for 2008 to 97.2% from 97.4% in 2007.

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues, that we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators	2008%	2007%	Incr (Decr)%

Housekeeping labor and other labor costs	81.4	81.5	(.1)
Housekeeping segment supplies	6.2	5.2	1.0
Food labor and other labor costs	53.2	54.9	(1.7)
Food segment supplies	40.1	38.6	1.5

Housekeeping labor and other labor costs, as a percentage of Housekeeping revenues, remained essentially unchanged in comparison to the prior year. We can realize volatility in Housekeeping labor and other labor costs from time to time as a result of inefficient management of labor in respect to adhering to established labor and other labor costs benchmarks at various operational levels, or the timing of passing through to clients changes in wage rates as a result of legislative or collective bargaining actions. Although we believe these factors were controlled effectively in 2008 in comparison to 2007, ineffective control of these factors in the future would result in unfavorable volatility in our labor and other labor costs. We realize volatility in the costs of supplies utilized in providing our Housekeeping services. The increase in Housekeeping supplies resulted primarily from vendor price increases and inefficiencies in managing such costs. Our supplies’ costs are impacted by commodity pricing factors, which in many cases are unpredictable and outside of our control. Although we endeavor to pass on to clients such increased costs, from time to time, sporadic unanticipated increases in the costs of certain supply items due to economic conditions may result in a timing delay in obtaining such increases from our clients. Additionally, if the increase is a result of a temporary market condition or change in availability of the specific commodity, and trends indicate it will not continue, we may not be able to pass such temporary increase on to our clients until the time of our next scheduled annual service billing review.

The decrease in Food labor and other labor costs, as a percentage of Food revenues, resulted primarily from efficiencies in managing these costs as compared to prior periods. As noted above in the Housekeeping labor and other labor costs discussion, our ability to control volatility in labor and other labor costs is directly related to our efficient management of labor at the various Food operational levels in respect to established staffing benchmarks, as well as procuring on a timely basis increases from clients to reflect increased labor and other labor costs. We believe Food’s improvement in labor and other labor costs is a result of addressing such volatility factors effectively.

The increase in Food supplies, as a percentage of Food segment revenues, is a result of vendor price increases. Food supplies, to a much greater extent than Housekeeping supplies, are impacted by commodity pricing factors, which in many cases are unpredictable and outside of our control. Although we endeavor to pass on to clients such increased costs, from time to time, sporadic unanticipated increases in the costs of certain supply items due to market economic conditions may result in a timing delay in passing on such increases to our clients. Additionally, in 2008 many of the Food supplies’ increases were the result of the impact of temporary market conditions on the specific commodity which we did not anticipate and were unable to predict the extent of the upward trend in such supply costs. It is this type of spike in Food supplies’ costs that most adversely affects Food’s operating performance because of the delay in passing on such costs to our clients, as well as the fact that in some instances we may not be able to pass such increase on to our clients until the time of our next scheduled service billing review.

Consolidated Selling, General and Administrative Expense
Although consolidated revenues, selling, general and administrative expenses decreased by $761,000 or 1.9% as a percentage of consolidated revenues, the decrease resulted primarily from the affect of recording an offset to compensation expense (reported in this financial statement item) reflecting the decrease in our Deferred Compensation liability of approximately $2,389,000 due to decline in market value of the investments held in our Deferred Compensation Fund as noted below in Consolidated Investment and Interest Income discussion. Absent the effect of market value change in our Deferred Compensation Fund, consolidated selling, general and administrative expenses increased $1,868,000 or 4.7% as a percentage of consolidated revenues, which is consistent with our 4.3% growth in revenues.

Consolidated Investment and Interest Income
Investment and interest income decreased to $1,349,000 or .2%, as a percentage of consolidated revenues, in 2008 compared to .7% in 2007. The net decrease is primarily attributable to a $2,389,000 decrease in market value of the investments held in our Deferred Compensation Fund. Additionally, the 2008 consolidated investment and interest income was affected by reduced rates of return on cash and cash equivalents which was somewhat offset by the recording of an unrealized gain of $1,146,000 on our marketable securities.

Income before Income Taxes

Consolidated
As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for 2008 decreased to 7.2%, as a percentage of consolidated revenues, compared to 8.3% in 2007.

Reportable Segments
Housekeeping’s 3.9% increase in income before income taxes is attributable to the gross profit earned on the 4.5% increase in reportable segment revenues.

Food’s income before income taxes increase of 15.6% on a reportable segment basis is primarily attributable to the gross profit earned on the 4.9% increase in reportable segment revenues and the improvement in gross profit earned at certain existing clients’ facilities derived primarily from the factors discussed in Food’s cost of services key indicators.

Consolidated Income Taxes
Our effective tax rate was 38.5% in each of the years ended December 31, 2008 and December 31, 2007. Absent any significant change in federal, or state and local tax laws, we expect our effective tax rate for 2009 to be approximately the same as realized in 2008. Our 38.5% effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes.

Consolidated Net Income
As a result of the matters discussed above, consolidated net income for 2008 decreased to 4.4%, as a percentage of consolidated revenues, compared to 5.1% in 2007.

2007 Compared with 2006
The following table sets forth 2007 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage increases (decreases) of each compared to 2006 amounts. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions, and transactions between reportable segments and our warehousing and distribution subsidiary.

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

We have one client, a nursing home chain (“Major Client”), which in 2007 and 2006 accounted for 16% and 18%, respectively, of consolidated revenues. At both December 31, 2007 and 2006 amounts due from such client represented less than 1% of our accounts receivable balance. This client completed its previously announced merger on March 14, 2006. Our relationship with this successor entity remains under the same terms and conditions as established prior to the merger . Although we expect to continue the relationship with this client, there can be no assurance thereof, and the loss of such client, or a significant reduction in the revenues we receive from this client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

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

Summarized below for the years 2006 through 2008 are the aggregate account balances for the three Allowance criteria noted above, net write-offs of client accounts, bad debt provision and allowance for doubtful accounts.

	Aggregate Account
	Balances of Clients
	in Bankruptcy or
	in/or Pending	Net Write-Offs	Bad Debt	Allowance for
Year Ending	Collection/Litigation	of Client Accounts	Provision	Doubtful Accounts

2006	$6,098,000	181,000	622,000	2,716,000
2007	9,363,000	4,574,000	6,142,000	4,284,000
2008	8,417,000	5,304,000	4,234,000	3,214,000

At December 31, 2008, we identified accounts totaling $8,417,000 that require an Allowance based on potential impairment or loss of value. An Allowance totaling $3,214,000 was provided for these accounts at such date. Actual collections of these accounts could differ from that which we currently estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance would decrease net income by approximately $160,000.

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

Accrued Insurance Claims
We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance, which comprise approximately 28% of our liabilities at December 31, 2008. Our accounting for this plan is affected by various uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We address these uncertainties by regularly evaluating our claims’ pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluations are based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/ or industry trends result in an unfavorable change, it would have a material adverse effect on our consolidated results of operations and financial condition. Under these plans, predetermined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.

For workers’ compensation, we record a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of our historical data and open claims. The present value of the payout is determined by applying an 8% discount factor against the estimated value of the claims over the estimated remaining pay-out period. Reducing the discount factor by 1% would reduce net income by approximately $74,000. Additionally, reducing the estimated payout period by six months would result in an approximate $113,000 reduction in net income.

For general liability, we record a reserve for the estimated ultimate amounts to be paid for known claims. The estimated ultimate reserve amount recorded is derived from the estimated claim reserves provided by our insurance carrier reduced by an historical experience factor.

Asset Valuations and Review for Potential Impairment
We review our fixed assets, deferred income taxes, goodwill and other intangible assets at least annually or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. This review requires that we make assumptions regarding the value of these assets and the changes in circumstances that would affect the carrying value of these assets. If such analysis indicates that a possible impairment may exist, we are then required to estimate the fair value of the asset and, as deemed appropriate, expense all or a portion of the asset. The determination of fair value includes numerous uncertainties, such as the impact of competition on future value. We believe that we have made reasonable estimates and judgments in determining whether our long-term assets have been impaired; however, if there is a material change in the assumptions used in our determination of fair value or if there is a material change in economic conditions or circumstances influencing fair value, we could be required to recognize certain impairment charges in the future. As a result of our most recent reviews, no changes in asset values were required.

Liquidity and Capital Resources
At December 31, 2008, we had cash and cash equivalents, and marketable securities of $86,915,000 and working capital of $177,573,000 compared to December 31, 2007 cash and cash equivalents of $92,461,000 and working capital of $167,217,000. We view our cash and cash equivalents, and marketable securities as our principal measure of liquidity. Our current ratio at December 31, 2008 increased slightly to 7.1 to 1 compared to 7.0 to 1 at December 31, 2007. This increase resulted from the increase in accounts and notes receivable resulting from an increase in the number of days sales outstanding in our receivable balances and our 4.3% increase in revenues, which was offset somewhat by an increase in accrued payroll, accrued and withheld payroll taxes, as a result of the timing of such payments. On an historical basis, our operations have generally produced consistent cash flow and have required limited capital resources. We believe our current and near term cash flow positions will enable us to fund our continued anticipated growth.

Operating Activities
The net cash provided by our operating activities was $16,662,000 for the year ended December 31, 2008. The principal sources of net cash flows from operating activities for 2008 were net income, including non-cash charges to operations for bad debt provisions, and depreciation and amortization. Additionally, operating activities’ cash flows increased by $3,753,000 as a result of the timing of payments for accrued payroll, accrued and withheld payroll taxes.

The operating activity that used the largest amount of cash during the year ended December 31, 2008 was a net increase of $14,985,000 in accounts and notes receivable and long-term notes receivable resulting from an increase in the number of days sales outstanding in our receivable balances, the 4.3% growth in the Company’s 2008 revenues and the timing of collections. Additionally, cash flows from operating activity were reduced by the timing of payments for income taxes.

Investing Activities
Our principal use of cash in investing activities for the year ended December 31, 2008 was $48,442,000 for the net purchases of marketable securities. Additionally, we expended $1,577,000 for the purchase of housekeeping equipment, computer software and equipment, and laundry equipment installations. See “Capital Expenditures” below.

Financing Activities
We have paid regular quarterly cash dividends since the second quarter of 2003. During 2008, we paid to shareholders regular quarterly cash dividends totaling $24,983,000 as follows.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Cash dividend per common share	$ .13	$ .14	$ .15	$ .16
Total cash dividends paid	$5,579,000	$6,023,000	$6,474,000	$6,907,000
Record date	February 4	April 25	July 25	October 24
Payment date	February 15	May 12	August 8	November 7

Additionally, on January 20, 2009, our Board of Directors declared a regular quarterly cash dividend of $.17 per common share which was paid on February 20, 2009 to shareholders of record as of the close of business February 6, 2009.

Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

During the year ended December 31, 2008 we expended $4,652,000 for the repurchase of 296,000 shares of our common stock. We remain authorized to purchase 1,132,000 shares pursuant to previous Board of Directors’ approvals.

During the year ended December 31, 2008, we received proceeds of $3,547,000 from the exercise of stock options by employees and directors. Additionally, as a result of deductions derived from the stock option exercises, we recognized an income tax benefit of $4,267,000.

Contractual Obligations
Our future contractual obligations and commitments at December 31, 2008 consist of the following:

	Payments Due by Period
		Less than
Contractual Obligations	Total	1 year	1 – 3 years	3 – 5 years	More than 5 years

Operating Lease Obligations	$2,229,000	$974,000	$1,199,000	$56,000	$-0-

Line of Credit
We have a $33,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At December 31, 2008, there were no borrowings under the line of credit. However, at such date, we had outstanding a $31,925,000 irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $31,925,000 at December 31, 2008.

The line of credit requires us to satisfy two financial covenants. Such covenants, and their respective status at December 31, 2008 were as follows:

Covenant Description and Requirement	Status at December 31, 2008

Commitment coverage ratio: cash and cash equivalents plus marketable securities must equal or exceed outstanding obligations under the line of credit by a multiple of 2	Commitment coverage is 2.72
Tangible net worth: must exceed $149,000,000	Tangible net worth is $182,000,000

As noted above, we complied with both financial covenants at December 31, 2008 and expect to continue to remain in compliance with all such financial covenants. This line of credit expires on June 30, 2009. We believe the line of credit will be renewed at that time.

Accounts and Notes Receivable
We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Congress has enacted a number of laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally reliant on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At December 31, 2008 and December 31, 2007, we had $6,418,000 and $9,473,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

As a result of the current economic crisis, many states have significant budget deficits. State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their Medicaid programs. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying those increases. A few states have indicated it is possible they will run out of cash to pay Medicaid providers, including nursing homes. Any of these changes would adversely affect the liquidity of our clients, resulting in their inability to make payments to us as agreed upon. Congress is considering major economic stimulus legislation which may help to counter the impact of the economic crisis on state budgets. The proposed legislation includes the temporary provision of additional federal matching funds to help states maintain their Medicaid programs. Even if this legislation is enacted in its current form, given the volatility of the economic environment, it is difficult to predict the impact of this legislation on our clients’ liquidity and their ability to make payments to us as agreed.

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $4,234,000, $6,142,000 and $622,000 in the years ended December 31, 2008, 2007 and 2006, respectively. These provisions represent approximately .7%, 1.1% and .1%, as a percentage of total revenues for such respective periods. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

At December 31, 2008, amounts due from our Major Client represented less than 1% of our accounts receivable balance. If such client changes its payment terms, it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

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

Capital Expenditures
The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment purchases, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2009, we estimate that for the period we will have capital expenditures of $2,000,000 to $3,000,000 in connection with housekeeping equipment purchases and laundry and linen equipment installations in our clients’ facilities, as well as expenditures relating to internal data processing hardware and software requirements. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would, if necessary, seek to obtain necessary working capital from such sources as long-term debt or equity financing.

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
At December 31, 2008 we had $86,915,000 in cash, cash equivalents and marketable securities. Pursuant to SFAS No. 157, Fair Value Measurements, the fair value of all of our cash, cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

Investments in both fixed rate and floating rate investments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if there is a decline in the fair value of our investments.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of
Healthcare Services Group, Inc.

We have audited the accompanying consolidated balance sheets of Healthcare Services Group, Inc. and Subsidiaries (the “Company”) (a Pennsylvania Corporation) as of December 31, 2008 and 2007, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Services Group, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14 to the consolidated financial statements, the Company recorded a cumulative effect adjustment as of January 1, 2006, in connection with the adoption of SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Healthcare Services Group Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 16, 2009 expressed an unqualified opinion.

New York, New York
February 16, 2009

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, for the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting as of December 31, 2008 is effective as a whole.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent auditors have audited, and reported on, the Company’s internal control over financial reporting as of December 31, 2008. This report appears on page 37.

Daniel P. McCartney	Richard W. Hudson
Chief Executive Officer	Chief Financial Officer
February 16, 2009	February 16, 2009

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors of
Healthcare Services Group, Inc.

We have audited Healthcare Services Group, Inc. and Subsidiaries’ (the “Company”) (a Pennsylvania Corporation) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Healthcare Services Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Healthcare Services Group, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Healthcare Services Group, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of income, cash flows, and stockholders’ equity, for each of the three years in the period ended December 31, 2008, and our report dated February 16, 2009 expressed an unqualified opinion thereon.

New York, New York
February 16, 2009

Consolidated Balance Sheets

	December 31,
	2008	2007

Assets
Current Assets:
Cash and cash equivalents	$37,501,000	$92,461,000
Marketable securities, at fair value	49,414,000	—
Accounts and notes receivable, less allowance for doubtful accounts of $3,214,000 in 2008 and $4,284,000 in 2007	96,558,000	82,951,000
Prepaid income taxes	2,838,000	—
Inventories and supplies	16,079,000	15,117,000
Deferred income taxes	—	465,000
Prepaid expenses and other	4,225,000	4,104,000

Total current assets	206,615,000	195,098,000
Property and Equipment:
Laundry and linen equipment installations	1,767,000	1,718,000
Housekeeping equipment and office furniture	16,365,000	16,588,000
Autos and trucks	93,000	103,000

	18,225,000	18,409,000
Less accumulated depreciation	14,296,000	14,106,000

	3,929,000	4,303,000
GOODWILL Less accumulated amortization of $1,743,000 in 2008 and 2007	15,020,000	15,020,000
OTHER INTANGIBLE ASSETS Less accumulated amortization of $2,466,000 in 2008 and $1,409,000 in 2007	5,033,000	6,090,000
NOTES RECEIVABLE — long term portion, net of discount	3,202,000	6,058,000
DEFERRED COMPENSATION FUNDING	8,287,000	10,361,000
DEFERRED INCOME TAXES — long term portion	6,386,000	6,349,000
OTHER NONCURRENT ASSETS	89,000	89,000

TOTAL ASSETS	$248,561,000	$243,368,000

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$9,301,000	$8,902,000
Accrued payroll, accrued and withheld payroll taxes	14,365,000	11,613,000
Other accrued expenses	679,000	1,338,000
Income taxes payable	—	1,726,000
Deferred income taxes	754,000	—
Accrued insurance claims	3,943,000	4,302,000

Total current liabilities	29,042,000	27,881,000
ACCRUED INSURANCE CLAIMS — long term portion	9,201,000	10,037,000
DEFERRED COMPENSATION LIABILITY	8,636,000	10,732,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 100,000,000 shares authorized, 45,563,000 shares issued in 2008 and 44,715,000 in 2007	456,000	447,000
Additional paid-in capital	84,421,000	75,064,000
Retained earnings	137,741,000	136,110,000
Common stock in treasury, at cost, 2,335,000 shares in 2008 and 2,119,000 shares in 2007	(20,936,000)	(16,903,000)

Total Stockholders’ Equity	201,682,000	194,718,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$248,561,000	$243,368,000

See accompanying notes

Consolidated Statements of Income

	Years Ended December 31,
	2008	2007	2006

Revenues	$602,718,000	$577,721,000	$511,631,000
Operating costs and expenses:
Cost of services provided	521,269,000	493,364,000	438,617,000
Selling, general and administrative	39,523,000	40,284,000	37,196,000
Other income:
Investment and interest	1,349,000	4,022,000	4,905,000

Income before income taxes	43,275,000	48,095,000	40,723,000
Income taxes	16,661,000	18,517,000	15,271,000

Net Income	$26,614,000	$29,578,000	$25,452,000

Basic earnings per Common Share	$.62	$.70	$.62

Diluted earnings per Common Share	$.60	$.67	$.59

Cash dividends per common share	$.58	$.42	$.31

Basic weighted average number of common shares outstanding	43,131,000	42,286,000	41,176,000

Diluted weighted average number of common shares outstanding	44,025,000	43,847,000	43,147,000

See accompanying notes

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net Income	$26,614,000	$29,578,000	$25,452,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,852,000	3,004,000	2,306,000
Bad debt provision	4,234,000	6,142,000	622,000
Deferred income taxes	1,182,000	(759,000)	(1,386,000)
Stock-based compensation expense	563,000	291,000	481,000
Amortization of premium on marketable securities	174,000	—	—
Unrealized gain on marketable securities	(1,146,000)	—	—
Unrealized (gain) loss on deferred compensation fund investments	2,389,000	(426,000)	(976,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	(17,841,000)	(11,008,000)	(9,422,000)
Inventories and supplies	(963,000)	(2,477,000)	(840,000)
Notes receivable — long term portion	2,856,000	1,803,000	(3,306,000)
Deferred compensation funding	(315,000)	(1,684,000)	(783,000)
Accounts payable and other accrued expenses	(85,000)	(2,134,000)	(774,000)
Accrued payroll, accrued and withheld payroll taxes	3,753,000	2,261,000	1,890,000
Accrued insurance claims	(1,195,000)	(1,151,000)	413,000
Deferred compensation liability	(1,725,000)	1,106,000	3,285,000
Income taxes payable	(1,726,000)	1,452,000	(896,000)
Prepaid income taxes	(2,838,000)	—	—
Prepaid expenses and other assets	(121,000)	(227,000)	54,000

Net cash provided by operating activities	16,662,000	25,771,000	16,120,000

Cash flows from investing activities:
Disposals of fixed assets	157,000	132,000	151,000
Additions to property and equipment	(1,577,000)	(1,505,000)	(1,854,000)
Purchases of marketable securities, net	(48,442,000)	—	—
Cash paid for acquisition	—	(477,000)	(9,736,000)

Net cash used in investing activities	(49,862,000)	(1,850,000)	(11,439,000)

Cash flows from financing activities:
Treasury stock transactions in benefit plans	—	1,142,000	(261,000)
Acquisition of treasury stock	(4,652,000)	—	(8,227,000)
Dividends paid	(24,983,000)	(17,736,000)	(12,627,000)
Reissuance of treasury stock pursuant to Dividend
Reinvestment Plan	61,000	59,000	44,000
Repayment of debt assumed in acquisition	—	—	(6,163,000)
Tax benefit from equity compensation plans	4,267,000	6,616,000	1,247,000
Proceeds from the exercise of stock options	3,547,000	5,462,000	3,298,000

Net cash used in financing activities	(21,760,000)	(4,457,000)	(22,689,000)

Net increase (decrease) in cash and cash equivalents	(54,960,000)	19,464,000	(18,008,000)
Cash and cash equivalents at beginning of the year	92,461,000	72,997,000	91,005,000

Cash and cash equivalents at end of the year	$37,501,000	$92,461,000	$72,997,000

Supplementary Cash Flow Information:
Issuance of 61,000, 65,000, and 96,000 shares of Common
Stock in 2008, 2007 and 2006, respectively, pursuant to Employee Stock Plans	$1,293,000	$1,254,000	$728,000

Reclassification of deferred compensation obligation pursuant to Plan amendment	$—	$2,866,000	$—

Issuance of 554,000 shares of Common Stock related to acquisition	$—	$—	$8,516,000

See accompanying notes

Consolidated Statements of Stockholders’ Equity

	Years Ended December 31, 2008, 2007 and 2006
			Additional	Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity

Balance, December 31, 2005	43,016,000	431,000	48,459,000	112,299,000	(13,026,000)	148,163,000
Cumulative effect adjustment (See Note 13)				(856,000)		(856,000)
Net income for the year				25,452,000		25,452,000
Exercise of stock options and other share-based compensation, net of 6,000 shares tendered for payment	483,000	4,000	3,294,000			3,294,000
Tax benefit arising from stock option transactions			1,247,000			1,247,000
Shares issued pursuant to acquisition (554,000 shares)			5,429,000		3,087,000	8,516,000
Acquisition of treasury stock (503,000 shares)					(8,227,000)	(8,227,000)
Shares purchased and shares sold in employee Deferred Compensation Plan and other Plan and other benefit plans (2,000 shares)					(261,000)	(261,000)
Shares issued pursuant to Employee Stock Plans (96,000 shares)			210,000		518,000	728,000
Cash dividends — $.31 per common share				(12,627,000)		(12,627,000)
Shares issued pursuant to Dividend Reinvestment Plan (3,000 shares)			25,000		19,000	44,000

Balance, December 31, 2006	43,499,000	435,000	58,664,000	124,268,000	(17,890,000)	$165,477,000
Net income for the year				29,578,000		29,578,000
Exercise of stock options and other stock-based compensation, net of 23,000 shares tendered for payment	1,216,000	12,000	5,450,000			5,462,000
Tax benefit arising from stock option transactions			6,616,000			6,616,000
Shares purchased and shares sold in employee Deferred Compensation Plan and other benefit plans (89,000 shares)			690,000		452,000	1,142,000
Shares issued pursuant to Employee Stock Plans (65,000 shares)			745,000		509,000	1,254,000
Reclassification of deferred compensation plan liability			2,866,000			2,866,000
Cash dividends — $.42 per common share				(17,736,000)		(17,736,000)
Shares issued pursuant to Dividend Reinvestment Plan (3,000 shares)			33,000		26,000	59,000

Balance, December 31, 2007	44,715,000	447,000	75,064,000	136,110,000	(16,903,000)	$194,718,000
Net income for the year				26,614,000		26,614,000
Exercise of stock options and other stock-based compensation, net of 7,000 shares tendered for payment	848,000	9,000	3,538,000			3,547,000
Tax benefit arising from stock option transactions			4,267,000			4,267,000
Purchase of common stock for treasury (296,000 shares)					(4,652,000)	(4,652,000)
Share-based compensation expense — stock options			447,000			447,000
Treasury shares issued for Deferred Compensation Plan funding and redemptions
(35,000 shares)			269,000		101,000	370,000
Shares issued pursuant to Employee Stock Plans (61,000 shares)			806,000		487,000	1,293,000
Cash dividends — $.58 per common share				(24,983,000)		(24,983,000)
Shares issued pursuant to Dividend Reinvestment Plan (4,000 shares)			30,000		31,000	61,000

Balance, December 31, 2008	45,563,000	$456,000	$84,421,000	$137,741,000	$(20,936,000)	$201,682,000

See accompanying notes.

Notes to Consolidated Financial Statements

Note 1— Summary of Significant Accounting Policies

Nature of Operations
We provide housekeeping, laundry, linen, facility maintenance and food services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe that we are the largest provider of housekeeping and laundry services to the long-term care industry in the United States rendering such services to approximately 2,100 facilities in 47 states as of December 31, 2008. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

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

In addition to Summit, we operate two wholly-owned subsidiaries, HCSG Supply, Inc. (“Supply”) and Huntingdon Holdings, Inc (“Huntingdon”). Supply purchases, warehouses and distributes the supplies and equipment used in providing our Housekeeping segment services. Huntingdon invests our cash and cash equivalents, and marketable securities.

Principles of Consolidation
The consolidated financial statements include the accounts of Healthcare Services Group, Inc. and its wholly-owned subsidiaries, Summit Services Group, Inc., HCSG Supply, Inc. and Huntingdon Holdings, Inc. after elimination of intercompany transactions and balances.

Fair Value of Financial Instruments
Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts and notes receivable and accounts payable. Our marketable securities consist of tax-exempt municipal bond investments that are reported at fair value with the unrealized gains and losses included in our consolidated statements of income. Pursuant to SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) , the fair value of our cash equivalents and marketable securities is determined based on “Level 1” inputs, which consists of quoted prices in active markets for identical assets. We believe recorded values of all of our financial instruments approximate their current fair values because of their nature, stated interest rates and respective maturity dates or durations.

We have certain notes receivable that either do not bear interest or bear interest at a below market rate. Therefore, such notes receivable of $2,014,000 and $2,449,000 at December 31, 2008 and 2007, respectively, have been discounted to their present value and are reported at such values of $1,907,000 and $2,301,000 at December 31, 2008 and 2007, respectively.

Cash and Cash Equivalents
Cash and cash equivalents consist of short-term, highly liquid investments with a maturity of three months or less at time of purchase.

Investments in Marketable Securities
We define our marketable securities as fixed income investments which are highly liquid investments that can be readily purchased or sold using established markets. At December 31, 2008, we had marketable securities of $49,414,000 comprise of tax exempt municipal bonds. These investments are reported at fair value on our balance sheet. Unrealized holding gains of $1,146,000 at December 31, 2008 were recorded in our consolidated statement of income for the year then ended. Management determines the appropriate classification of such securities at the time of purchase and reevaluates such classification as of each balance sheet date.

We adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) on January 1, 2008. SFAS No. 157 is applicable for all financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. In accordance with SFAS No. 157, our investments in marketable securities are classified within Level 1 of the fair value hierarchy. These investment securities are valued using quoted market prices.

We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits a company the option to value its financial assets and liabilities, on an instrument by instrument basis, at fair value, and include the change in fair value of such assets and liabilities in its results of operations. We chose to apply the provisions of SFAS No. 159 to all marketable securities purchased in 2008 (all such purchases were in the three month period ended December 31, 2008). Accordingly, the change in fair value of such investments is included in our 2008 results of operations.

Our investment policy is to seek to manage these assets to achieve our goal of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. Our investment policy limits investment to certain types of instruments issued by institutions primarily with investment grade credit ratings and places restrictions on maturities and concentration by type and issuer.

We review periodically our investments in marketable securities for other than temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of December 31, 2008, we believe that recorded value of our investments in marketable securities was recoverable in all material respects.

Inventories and Supplies
Inventories and supplies include housekeeping, linen and laundry supplies, as well as food provisions and supplies. Inventories and supplies are stated at cost to approximate a first-in, first-out (FIFO) basis. Linen supplies are amortized over a 24 month period.

Property and Equipment
Property and equipment are stated at cost. Additions, renewals and improvements are capitalized, while maintenance and repair costs are expensed when incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in income. Depreciation is provided by the straight-line method over the following estimated useful lives: laundry and linen equipment installations — 3 to 7 years; housekeeping, and office furniture and equipment — 3 to 7 years; autos and trucks — 3 years.

Revenue Recognition
Revenues from our service agreements with clients are recognized as services are performed.

As a distributor of laundry equipment, we occasionally sell laundry installations to certain clients. The sales in most cases represent the construction and installation of a turn-key operation and are for payment terms ranging from 24 to 60 months. Our accounting policy for these sales is to recognize the gross profit over the life of the payments associated with our financing of the transactions. During 2008, 2007 and 2006 laundry installation sales were not material.

Income Taxes
We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. We accrue for probable tax obligations as required by facts and circumstances in the various regulatory environments. In addition, deferred tax assets and liabilities are recognized for expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. If appropriate, we would record a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not. Deferred tax assets and liabilities are more fully described in Note 9.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Advertising Costs
Advertising costs are expensed when incurred. For the years ended December 31, 2008, 2007 and 2006, advertising costs were not material.

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

Impairments are expensed when incurred. No impairment loss was recognized on our intangible assets at December 31, 2008.

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

Use of Estimates in Financial Statements
In preparing financial statements in conformity with generally accepted accounting principles, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used for, but not limited to, our allowance for doubtful accounts, accrued insurance claims, asset valuations and review for potential impairment, and deferred taxes. The estimates are based upon various factors including current and historical trends, as well as other pertinent industry and regulatory authority information. We regularly evaluate this information to determine if it is necessary to update the basis for our estimates and to compensate for known changes.

Concentrations of Credit Risk
SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk”, requires the disclosure of significant concentrations of credit risk, regardless of the degree of such risk. Financial instruments, as defined by SFAS No. 105, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, marketable securities and accounts and notes receivable. We define our marketable securities as fixed income investments which are highly liquid investments that can be readily purchased or sold using established markets. At December 31, 2008 and 2007, substantially all of our cash and cash equivalents, and marketable securities were invested with one large financial institution located in the United States.

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

As a result of the current economic crisis, many states have significant budget deficits. State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their

Medicaid programs. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying those increases. A few states have indicated it is possible they will run out of cash to pay Medicaid providers, including nursing homes. Any of these changes would adversely affect the liquidity of our clients, resulting in their inability to make payments to us as agreed upon. Congress is considering major economic stimulus legislation which may help to counter the impact of the economic crisis on state budgets. The proposed legislation includes the temporary provision of additional federal matching funds to help states maintain their Medicaid programs. Even if this legislation is enacted in its current form, given the volatility of the economic environment, it is difficult to predict the impact of this legislation on our clients’ liquidity and their ability to make payments to us as agreed.

Major Client
Our Major Client’s percentage contribution to revenues and accounts receivable balances is summarized below:

		Reportable Segments
		Revenues		Amounts due at December 31,
	Total Revenues	Housekeeping	Food	% of accounts receivable balance

2008	15%	14%	17%	less than 1%
2007	16%	15%	21%	less than 1%
2006	18%	16%	26%	less than 1%

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

Recent Accounting Pronouncements
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

In April 2008 the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FST 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of FSP 142-3, but do not expect the adoption to have a material impact on our consolidated financial statements.

In May 2008 the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles, or GAAP, in the U.S. SFAS No. 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We currently adhere to the hierarchy of GAAP as presented in SFAS No. 162, and adoption is not expected to have a material impact on our consolidated financial statements.

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

We have allocated the purchase price, as detailed below, to the Summit assets acquired and liabilities assumed at estimated fair market values.

Accounts and notes receivable, net	$10,441,000
Other assets	312,000
Fixed assets	382,000
Identifiable Intangible Assets	7,500,000
Goodwill	13,409,000

Total assets acquired	32,044,000
Accounts payable, accrued expenses and other liabilities	(13,315,000)

Net assets acquired	$18,729,000

The determination of the components of the $7,500,000 of acquired Identifiable Intangible Assets listed in the above table as of the acquisition date are as follows; $6,700,000 was assigned to Customer Relationships which have a weighted-average amortization period of seven years and $800,000 was assigned to Non-compete Agreements with a weighted-average amortization period of eight years. In each of the years ended December 31, 2008 and 2007, we recorded amortization expense related to the Identified Intangible Assets of approximately $1,057,000. In the year ended December 31, 2006 we recorded amortization expense related to the Identifiable Intangible Assets of approximately $352,000. The Goodwill has an indefinite life and, accordingly, is not being amortized, but is being subject to periodic impairment testing in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. The acquired goodwill was allocated to Housekeeping and Food in the amounts of $12,008,000 and $1,401,000, respectively. The estimated amortization expense for each of the five succeeding years is as follows:

	Customer	Non-Compete
Year	Relationships	Agreements	Total

2009	$957,000	$100,000	$1,057,000
2010	$957,000	$100,000	$1,057,000
2011	$957,000	$100,000	$1,057,000
2012	$957,000	$100,000	$1,057,000
2013	$638,000	$100,000	$738,000

As noted, the Summit acquisition is being accounted for under the purchase method of accounting. Additionally, effective January 1, 2007 Summit’s operations were fully integrated into our operations. Accordingly, our consolidated financial statements for the years ended December 31, 2008, 2007 and 2006 (subsequent to the August 31, 2006 effective date of the acquisition) include Summit’s results of operations.

Note 3—Fair Value Measurements
Certain of our assets and liabilities are reported at fair value in the accompanying balance sheets. Such assets and liabilities include cash and cash equivalents, marketable securities, accounts and notes receivable, deferred compensation fund and accounts payable (including income taxes payable and accrued expenses). Additionally, the following tables provide fair value measurement information for our marketable securities and deferred compensation fund investment assets as of December 31, 2008 and 2007.

	As of December 31, 2008
			Fair Value Measurement Using:
				Significant
			Quoted Prices	Other	Significant
			in Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Total Fair Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Marketable securities	$49,414,000	$49,414,000	$49,414,000	$—	$—
Deferred compensation funding	$8,287,000	$8,287,000	$8,287,000	$—	$—

As of December 31, 2007
Fair Value Measurement Using:
Significant
			Quoted Prices	Other	Significant
			in Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Total Fair Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Deferred compensation funding	$10,361,000	$10,361,000	$10,361,000	$—	$—

SFAS No. 157 (see Note 1) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the table above, this hierarchy consists of three broad levels. Level 1 inputs on the hierarchy consist of unadjusted quoted prices in active markets for identical assets and liabilities and have the highest priority. Level 2 inputs are from other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are the lowest priority, they are unobservable and should be used to measure fair value to the extent that observable inputs are not available. We use appropriate valuation techniques based on the available inputs to measure the fair values of our assets and liabilities. When available, we measure fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value.

The following methods and assumptions were used to estimate the fair values of our investment assets in the table above.

Level 1	Fair Value Measurements Marketable securities- fair values of these investments are based on quoted market prices. Such investments as of December 31, 2008 consisted of tax-exempt municipal bond investments
Deferred compensation fund- fair value of these investments are based on quoted market prices. Such investments as of December 31, 2008 and 2007 consisted of cash and cash equivalents, and mutual fund and equity investments
Level 2	Fair Value Measurements
None
Level 3	Fair Value Measurements
None

We adopted SFAS No. 159 effective January 1, 2008 and elected the fair value option contained therein for all marketable securities purchased in 2008. Management elected the fair value option for its marketable securities because it views such investment securities as highly liquid and available to be drawn upon for working capital purposes making them essentially the same as its cash and cash equivalents.

For the year ended December 31, 2008 the other income, investment and interest caption on our statement of income includes unrealized gain from marketable securities of $1,146,000. For the years ended December 31, 2007 and 2006, prior to adopting Statement No. 159, there were no unrealized gains or losses.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2008	Cost	Gains	Losses	Fair Value

Type of security:
Municipal bonds	$48,268,000	$1,146,000	—	$49,414,000

Total debt securities	$48,268,000	$1,146,000	—	$49,414,000

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2007	Cost	Gains	Losses	Fair Value

Type of security:
Municipal bonds	—	—	—	—

Total debt securities	—	—	—	—

	December 31,
Contractual maturity:	2008	2007

Maturing in one year or less	$694,000	$—
Maturing after one year through three years	31,428,000	—
Maturing after three years	17,292,000	—

Total debt securities	$49,414,000	$—

	December 31,
Classification in consolidated Balance Sheet	2008	2007

Cash and cash equivalents	$37,501,000	$92,461,000
Marketable securities	49,414,000	—

	86,915,000	92,461,000
Less cash	(37,501,000)	(92,461,000)

	$49,414,000	$—

Note 4— Allowance for Doubtful Accounts
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

As a result of the current economic crisis, many states have significant budget deficits. State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their Medicaid programs. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying those increases. A few states have indicated it is possible they will run out of cash to pay Medicaid providers, including nursing homes. Any of these changes would adversely affect the liquidity of our clients, resulting in their inability to make payments to us as agreed upon. Congress is considering major economic stimulus legislation which may help to counter the impact of the economic crisis on state budgets. The proposed legislation includes the temporary provision of additional federal matching funds to help states maintain their Medicaid programs. Even if this legislation is enacted in its current form, given the volatility of the economic environment, it is difficult to predict the impact of this legislation on our clients’ liquidity and their ability to make payments to us as agreed.

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients have included those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $4,234,000, $6,142,000 and $622,000 in the years ended December 31, 2008, 2007 and 2006, respectively. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risks associated with trends in the long-term care industry. Notwithstanding our efforts to minimize our credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. In the event that our clients experience such significant impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

Impaired Notes Receivable
We evaluate our notes receivable for impairment quarterly and on an individual client basis. Notes receivable considered impaired are generally attributable to clients that are either in bankruptcy, are subject to collection activity or those slow payers that are experiencing financial difficulties. In the event that a note receivable is impaired, it is accounted for in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan (an amendment of FASB Statements no. 5 and No. 15)”, and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan- Income Recognition and Disclosures (an amendment of FASB Statement No. 114)”. Accordingly, it is valued at the present value of expected cash flows or market value of related collateral.

At December 31, 2008, 2007 and 2006, we had notes receivable aggregating $3,000,000, $400,000 and $200,000, respectively, that are impaired. During 2008, 2007 and 2006, the average outstanding balance of impaired notes receivable was $1,700,000, $300,000 and $1,300,000, respectively. No interest income was recognized in any of these years.

Summary schedules of impaired notes receivable, and the related reserve, for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Impaired Notes Receivable
	Balance			Balance
	Beginning			End of
	of Year	Additions	Deductions	Year

2008	$400,000	$3,000,000	$400,000	$3,000,000

2007	$200,000	$400,000	$200,000	$400,000

2006	$2,500,000	$—	$2,300,000	$200,000

	Reserve for Impaired Notes Receivable
	Balance			Balance
	Beginning			End of
	of Year	Additions	Deductions	Year

2008	$200,000	$1,300,000	$200,000	$1,300,000

2007	$200,000	$200,000	$200,000	$200,000

2006	$1,300,000	$—	$1,100,000	$200,000

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

Note 5— Lease Commitments
We lease office facilities, equipment and autos under operating leases expiring on various dates through 2013. Certain office leases contain renewal options. The following is a schedule, by calendar year, of future minimum lease payments under operating leases that have remaining terms in excess of one year as of December 31, 2008.

Operating
Year	Leases

2009	$974,000
2010	797,000
2011	268,000
2012	134,000
2013	56,000

Total minimum lease payments	$2,229,000

Certain property leases provide for scheduled rent escalations. We do not consider the scheduled rent escalations to be material to our operating lease expenses individually or in the aggregate. Total expense for all operating leases was approximately $1,205,000, $1,273,000 and $1,086,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 6— Share-Based Compensation
As of December 31, 2008, we had five share-based compensation plans which are described below: the 2002 Stock Option Plan, 1995 Incentive and Non-Qualified Stock Option Plan for key employees, the 1996 Non-Employee Director’s Stock Option Plan ( collectively the “Stock Option Plans”), the 2000 Employee Stock Purchase Plan (the “ESPP”) and the Supplemental Executive Retirement Plan (the “SERP”).

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

In the years ended December 31, 2008, 2007 and 2006 we recorded share-based compensation of $115,000, $291,000 and $481,000, respectively resulting from our ESPP. In respect to our SERP, we recorded share-based compensation of $353,000, $371,000 and $353,000 (representing the company’s 25% match of participants’ deferrals) for the years ended December 31, 2008, 2007 and 2006, respectively. Additionally in 2008, we recorded share-based compensation from our issuance of stock options of $447,000. We did not grant any stock options in either 2007 or 2006.

Stock Option Plans
The Nominating, Compensation and Stock Option Committee of the Board of Directors is responsible for determining the individuals who will be granted options, the number of options each individual will receive, the option price per share, and the exercise period of each option.

Incentive Stock Options
As of December 31, 2008, 3,275,000 shares of common stock were reserved for issuance under our incentive stock option plans, including 2,247,000 shares which are available for future grant. The incentive stock option price will not be less than the fair market value of the common stock on the date the option is granted. No option grant will have a term in excess of ten years. The options are exercisable over a five to ten year period. Additionally, with the exception of the options granted in 2008, options granted vest and become exercisable either on the date of grant or commencing six months from the option grant date. The options granted in 2008 become vested and exercisable ratably over a five year period on each yearly anniversary date of the option grant. No incentive stock options were granted in either 2007 or 2006.

A summary of incentive stock option activity is as follows:

	2008		2007		2006
	Weighted		Weighted		Weighted
	Average	Number	Average	Number	Average	Number
	Price	of Shares	Price	of Shares	Price	of Shares

Beginning of period	$7.63	999,000	$6.85	1,754,000	$6.93	2,294,000
Granted	20.89	274,000	—	—	—	—
Cancelled	8.79	(39,000)	8.85	(1,000)	6.45	(126,000)
Exercised	6.83	(206,000)	5.81	(754,000)	7.45	(414,000)

End of period	$11.25	1,028,000	$7.63	999,000	$6.85	1,754,000

The weighted average grant-date fair value of incentive stock options granted during 2008 was $6.21. There were no incentive stock options granted in 2007 or 2006.

The following table summarizes information about incentive stock options outstanding at December 31, 2008.

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price Range	Outstanding	Life	Price	Exercisable	Price

$1.50 — 2.74	61,000	2.43	$2.26	61,000	$2.26
$3.01 — 5.53	329,000	4.45	4.68	329,000	4.68
$9.10 — 9.10	173,000	5.99	9.10	173,000	9.10
$13.81 — 13.81	199,000	2.03	13.81	199,000	13.81
$20.89 — 20.89	266,000	9.01	20.89	—	—

	1,028,000	5.30	$11.25	762,000	$7.88

Non-Qualified Options
As of December 31, 2008, 1,018,000 shares of common stock were reserved for issuance under our non-qualified stock option plans, including 152,000 shares which are available for future grant. The non-qualified options were granted at option prices which were not less than the fair market value of the common stock on the date the options were granted. The options are exercisable over a five to ten year period, either on the date of grant or commencing six months from the option grant date. The options granted in 2008 become vested and exercisable ratably over a five year period on each yearly anniversary date of the option grant.

A summary of non-qualified stock option activity is as follows.

	2008		2007		2006
	Weighted		Weighted		Weighted
	Average	Number	Average	Number	Average	Number
	Price	of Shares	Price	of Shares	Price	of Shares

Beginning of period	$5.43	1,413,000	$4.83	1,896,000	$4.79	1,971,000
Granted	20.89	103,000	—	—	—	—
Cancelled	—	—	—	—	—	—
Exercised	3.40	(650,000)	3.10	(483,000)	3.63	(75,000)

End of period	$8.79	866,000	$5.43	1,413,000	$4.83	1,896,000

The weighted average grant-date fair value of non-qualified stock options granted during 2008 was $6.21. There were no non-qualified stock options granted in 2007 and 2006.

The following table summarizes information about non-qualified stock options outstanding at December 31, 2008.

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price Range	Outstanding	Life	Price	Exercisable	Price

$2.74 — 2.74	153,000	2.93	$2.74	153,000	$2.74
$3.75 — 5.53	291,000	4.60	4.86	291,000	4.86
$9.10 — 9.10	166,000	5.99	9.10	166,000	9.10
$13.81 — 13.81	153,000	2.00	13.81	153,000	13.81
$20.89 — 20.89	103,000	9.00	20.89	—	—

	866,000	4.64	$8.79	763,000	$7.15

Fair Value Valuation Estimates
The fair value of options granted during 2008 (no stock options were issued in either 2007 or 2006) is estimated on the date of grant using the Black-Scholes-Merton option pricing model based on the following assumptions:

2008

Risk-Free Interest-Rate	4.19%
Weighted Average Expected Life — Incentive Options	4.5 years
Non-Qualified Options	4.5 years
Expected Volatility	35.0%
Dividend Yield	1.98%
Forfeiture rate	3.10%

Other Information
Other information pertaining to activity of our Stock Option Plans during the years ended December 31, 2008, 2007 and 2006 was as follows:

	2008	2007	2006

Aggregate intrinsic value of stock options exercised	$11,599,000	$18,084,000	$3,689,000
Aggregate intrinsic value of outstanding stock options	$12,833,000	$35,723,000	$49,322,000
Total grant-date fair value of stock options granted	$2,237,000	Not applicable	Not applicable
Total fair value of options vested during period	$-0-	$-0-	$-0-

As of December 31, 2008, the unrecognized compensation related to stock options was approximately $1,790,000. This cost is expected to be expensed over a four year period.

Employee Stock Purchase Plan
Since January 1, 2000, we have had a non-compensatory ESPP for all eligible employees. All full-time and certain part-time employees who have completed two years of continuous service with us are eligible to participate. The ESPP was implemented through five annual offerings. The first annual offering commenced on January 1, 2000. On February 12, 2004 (effective January 1, 2004), our Board of Directors extended the ESPP for an additional eight annual offerings. Annual offerings commence and terminate on the respective year’s first and last calendar day. Under the ESPP, we are authorized to issue up to 2,700,000 shares of our common stock to our employees. Pursuant to such authorization, we have 1,893,000 shares available for future grant at December 31, 2008. Furthermore, under the terms of the ESPP, eligible employees can choose each year to have up to $25,000 of their annual earnings withheld to purchase our Common Stock. The purchase price of the stock is 85% of the lower of its beginning or end of the plan year market price.

The following table summarizes information about our ESPP annual offerings for the years ended December 31, 2008, 2007 and 2006:

	ESPP Annual Offering
	2008	2007	2006

Common shares purchased	49,000	61,000	65,000
Per common share purchase price	$13.54	$16.41	$11.95
Amount expensed under ESPP	$115,000	$291,000	$481,000
Common shares date of issue	January 14, 2009	January 14, 2008	January 17, 2007

Deferred Compensation Plan
Since January 1, 2000, we have had a SERP for certain key executives and employees. The SERP is not qualified under section 401 of the Internal Revenue Code. Under the SERP, participants may defer up to 15% of their earned income on a pre-tax basis. As of the last day of each plan year, each participant will receive a 25% match of their deferral in our Common Stock based on the then current market value. SERP participants fully vest in our matching contribution three years from the first day of the initial year of participation. The income deferred and our matching contribution are unsecured and subject to the claims of our general creditors. Under the SERP, we are authorized to issue up to 675,000 shares of our common stock to our employees. Pursuant to such authorization, we have 372,000 shares available for future grant at December 31, 2008 (after deducting the 2008 funding of 22,000 shares delivered in 2009). In the aggregate, since initiation of the SERP, the Company’s 25% match has resulted in 302,000 shares (including the 2008 funding of shares delivered in 2009) being issued to the trustee. At the time of issuance, such shares were accounted for at cost, as treasury stock. At December 31, 2008 (prior to 2008 shares delivered in 2009), approximately 154,000 of such shares are vested and remain in the respective active participants’ accounts. The following table summarizes information about our SERP for the plan years ended December 31, 2008, 2007 and 2006:

	SERP Plan Year
	2008	2007	2006

Amount of company match expensed under SERP	$353,000	$371,000	$353,000
Treasury shares issued to fund SERP expense	22,000	18,000	18,000
SERP trust account balance at December 31	$10,828,000(1)	$13,578,000(1)	$11,705,000(1)
Unrealized gains (loss) recorded in SERP liability account	$(2,389,000)(2)	$241,000(2)	$1,944,000(2)

(1)	SERP trust account investments are recorded at their fair value which is based on quoted market prices. Differences between such amounts in the table above and the deferred compensation funding asset reported on our Consolidated Balance Sheets represent the value of our Common Stock held in the Plan’s participants’ trust account and reported by us as treasury stock in our Consolidated Balance Sheets.

(2)	Includes unrecognized loss on our Common Stock held in Plan’s participants’ trust account of $185,000 in the 2007 SERP Plan year, and unrecognized gains on our Common Stock held in the Plan’s participants’ trust account of $970,000 for the 2006 SERP Plan year. The Common Stock unrecognized loss in 2007 represents such loss as of May 31, 2007, the date of the modification of the SERP Plan.

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

See Note 14 for discussion of cumulative effect of adjustment for deferred compensation liability as of January 1, 2006.

Note 7— Other Employee Benefit Plans

Retirement Savings Plan
Since October 1, 1999, we have had a retirement savings plan for non-highly compensated employees (the “RSP”) under Section 401(k) of the Internal Revenue Code. The RSP allows eligible employees to contribute up to fifteen percent (15%) of their eligible compensation on a pre-tax basis. There is no match by the Company.

Note 8— Dividends
We have paid regular quarterly cash dividends since the second quarter of 2003. During 2008, we paid regular quarterly cash dividends totaling $24,983,000 as detailed below.

2008 Cash Dividend Payments	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Cash dividend per common share	$.13	$.14	$.15	$.16
Total cash dividends paid	$5,579,000	$6,023,000	$6,474,000	$6,907,000
Record date	February 4	April 25	July 25	October 24
Payment date	February 15	May 12	August 8	November 7

On January 20, 2009, our Board of Directors declared a regular quarterly cash dividend of $.17 per common share, which was paid on February 20, 2009 to shareholders of record as of close of business February 6, 2009.

Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

On July 17, 2007 our Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend which was paid on August 10, 2007 to holders of record at the close of business August 3, 2007. The effect of this action was to increase common shares outstanding by approximately 14,200,000 in 2007. All share and per common share information for all periods presented have been adjusted to reflect the three-for-two stock split.

Note 9— Income Taxes
The following table summarizes the provision for income taxes.

	Year Ended December 31,
	2008	2007	2006

Current:
Federal	$12,454,000	$15,608,000	$14,131,000
State	3,225,000	3,529,000	2,526,000

	15,679,000	19,137,000	16,657,000
Deferred:
Federal	815,000	(513,000)	(1,138,000)
State	167,000	(107,000)	(248,000)

	982,000	(620,000)	(1,386,000)

Tax Provision	$16,661,000	$18,517,000	$15,271,000

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

Significant components of our federal and state deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2008	2007

Net current deferred assets (liabilities):
Allowance for doubtful accounts	$1,292,000	$1,892,000
Accrued insurance claims — current	1,585,000	1,682,000
Expensing of housekeeping supplies	(2,970,000)	(2,848,000)
Other	(661,000)	(261,000)

	$(754,000)	$465,000

Net noncurrent deferred tax assets:
Deferred compensation	$4,922,000	$4,965,000
Non-deductible reserves	39,000	59,000
Depreciation of property and equipment	(626,000)	(483,000)
Accrued insurance claims — noncurrent	3,699,000	3,926,000
Amortization of intangibles	(1,742,000)	(2,143,000)
Other	94,000	25,000

	$6,386,000	$6,349,000

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2008	2007	2006

Tax expense computed at statutory rate	$15,146,000	$16,832,000	$14,253,000
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	2,201,000	2,130,000	1,198,000
Federal jobs credits	(767,000)	(379,000)	(183,000)
Tax exempt interest	(339,000)	(414,000)	(373,000)
Other, net	420,000	348,000	376,000

	$16,661,000	$18,517,000	$15,271,000

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2008, 2007, 2006 and 2005 the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2008.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

The table reporting on the change in the liability for unrecognized tax benefits during the year ended December 31, 2008 is omitted as there is no activity to report in such account for either of the years ended December 31, 2008 or December 31, 2007.

Income taxes paid were $15,776,000, $11,528,000 and $16,241,000 during 2008, 2007 and 2006, respectively.

Note 10—Related Party Transactions
One of our directors, as well as the brother of an officer and director (collectively “Related Parties”), have separate ownership interests in several different client facilities which have entered into service agreements with us. During the years ended December 31, 2008, 2007 and 2006 the service agreements with the client facilities in which the Related Parties have ownership interests resulted in revenues of $4,529,000, $4,894,000 and $7,795,000, respectively. At December 31, 2008 and 2007, accounts and notes receivable from such facilities of $1,837,000 (net of reserves of $739,000) and $2,465,000, respectively, are included in the accompanying consolidated balance sheets. During the year ended December 31, 2008, the entity in which an officer’s brother has an ownership interest filed for bankruptcy. In accordance with our policy of reserving for such, we have recorded a bad debt provision of $739,000 in our allowance for doubtful accounts. Such entity has accounts and notes receivable due us of $1,286,000 (net of reserves of $739,000).

Another of our directors is a member of a law firm which was retained by us. During the years ended December 31, 2008, 2007 and 2006, fees received from us by such firm did not exceed $100,000 in any period. Additionally, such fees did not exceed, in any period, 5% of such firm’s revenues.

Note 11—Segment Information

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

Differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions, recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles, and transactions between reportable segments and our warehousing and distribution subsidiary. The subsidiary’s transactions with reportable segments are made on a basis intended to reflect the fair market value of the goods transferred. Additionally, included in the differences between the reportable segments’ operating results and other disclosed data are amounts attributable to our investment holding company subsidiary. This subsidiary does not transact any business with the reportable segments. Segment amounts disclosed are prior to any elimination entries made in consolidation.

Housekeeping provides services in Canada, although essentially all of its revenues and net income, 99% in both categories, are earned in one geographic area, the United States. Food provides services solely in the United States.

			Corporate and
	Housekeeping	Food	Eliminations		Total

Year Ended December 31, 2008
Revenues	$488,954,000	$115,409,000	$(1,645,000)		$602,718,000
Income before income taxes	46,600,000	3,271,000	(6,596,000	)(1)	43,275,000
Depreciation and amortization	2,246,000	238,000	368,000		2,852,000
Total assets	102,511,000	25,583,000	120,467,000(2)		248,561,000
Capital Expenditures	$1,266,000	$106,000	$205,000		$1,577,000
Year Ended December 31, 2007
Revenues	$467,833,000	$110,014,000	$(126,000)		$577,721,000
Income before income taxes	44,851,000	2,829,000	415,000(1)		48,095,000
Depreciation and amortization	2,311,000	248,000	445,000		3,004,000
Total assets	100,529,000	24,873,000	117,966,000(2)		243,368,000
Capital Expenditures	$1,049,000	$70,000	$386,000		$1,505,000
Year Ended December 31, 2006
Revenues	$412,271,000	$101,379,000	$(2,019,000)		$511,631,000
Income before income taxes	37,857,000	3,398,000	(532,000	)(1)	40,723,000
Depreciation	1,356,000	136,000	814,000		2,306,000
Total assets	101,066,000	23,126,000	91,364,000	(2)	215,556,000
Capital Expenditures	$1,359,000	$16,000	$479,000		$1,854,000

(1)	represents primarily corporate office cost and related overhead, recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles, as well as consolidated subsidiaries’ operating expenses that are not allocated to the reportable segments, net of investment and interest income.

(2)	represents primarily cash and cash equivalents, marketable securities, deferred income taxes and other current and noncurrent assets.

Total Revenues from Clients
The following revenues earned from clients differ from segment revenues reported above due to the inclusion of adjustments used for segment reporting purposes by management. We earned total revenues from clients in the following service categories:

	Year Ended December 31,
	2008	2007	2006

Housekeeping services	$334,034,000	$325,033,000	$293,374,000
Laundry and linen services	151,291,000	140,531,000	116,254,000
Food services	115,165,000	110,002,000	99,513,000
Maintenance services and Other	2,228,000	2,155,000	2,490,000

	$602,718,000	$577,721,000	$511,631,000

Major Client
We have one client, a nursing home chain, which in 2008, 2007 and 2006 accounted for 15%, 16% and 18%, respectively, of total revenues. In the year ended December 31, 2008, we derived 14% and 17%, respectively, of the Housekeeping and Food segments’ revenues from such client. Additionally, at both December 31, 2008 and 2007, amounts due from such client represented less than 1% of our accounts receivable balance. This client completed its previously announced merger on March 14, 2006. Our relationship with the successor entity remains under the same terms and conditions as established prior to the merger. Although we expect to continue the relationship with this client, there can be no assurance thereof. The loss of such client, or a significant reduction in revenues from such client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Note 12— Earnings Per Common Share
A reconciliation of the numerators and denominators of basic and diluted earning per common share is as follows:

	Year Ended December 31, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net Income	$26,614,000

Basic earnings per common share	26,614,000	43,131,000	$.62
Effect of dilutive securities: Options		894,000	(.02)

Diluted earnings per common share	$26,614,000	44,025,000	$.60

	Year Ended December 31, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net Income	$29,578,000

Basic earnings per common share	29,578,000	42,286,000	$.70
Effect of dilutive securities: Options		1,561,000	(.03)

Diluted earnings per common share	$29,578,000	43,847,000	$.67

	Year Ended December 31, 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net Income	$25,452,000

Basic earnings per common share	25,452,000	41,176,000	$.62
Effect of dilutive securities: Options		1,971,000	(.03)

Diluted earnings per common share	$25,452,000	43,147,000	$.59

For the year ended December 31, 2008, 371,000 options were excluded from the computation of diluted earnings per common share as the exercise price of such options were in excess of the average market value of our common stock at December 31, 2008. No outstanding options were excluded from the computation of diluted earnings per common share for the years ended December 31, 2007 and 2006 as none have an exercise price in excess of the average market value of our common stock during such periods.

Note 13—Other Contingencies
We have a $33,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At December 31, 2008, there were no borrowings under the line of credit. However, at such date, we had outstanding a $31,925,000 irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $31,925,000 at December 31, 2008. The line of credit requires us to satisfy two financial covenants. We are in compliance with the financial covenants at December 31, 2008 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2009. We believe the line of credit will be renewed at that time.

We provide our services in 47 states and are subject to numerous local taxing jurisdictions within those states. Consequently, the taxability of our services is subject to various interpretations within these jurisdictions. In the ordinary course of business, a jurisdiction may contest our reporting positions with respect to the application of its tax code to our services, which may result in additional tax liabilities.

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

We are also subject to various claims and legal actions in the ordinary course of business. Some of these matters include payroll and employee-related matters and examinations by governmental agencies. As we become aware of such claims and legal actions, we provide accruals if the exposures are probable and estimable. If an adverse outcome of such claims and legal actions is reasonably possible, we assess materiality and provide such financial disclosure, as appropriate. We believe that these matters, taken individually or in the aggregate, would not have a material adverse affect on our financial position or results of operations.

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

Note 14—Cumulative Effect of Adjustment to Deferred Compensation Liability
A cumulative effect of adjusting our deferred compensation liability resulted from applying the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 108 (“SAB No. 108)”. We have adopted SAB No. 108 at December 31, 2006 and for the year then ended. Historically, the appreciation on our Common Stock held in our Deferred Compensation Plan (the “Plan”) trust account was not recognized in the reporting of the deferred compensation liability. In accordance with the guidance provided by Emerging Issues Task Force Issue No. 97-14 (“EITF No. 97-14), we increased our recorded deferred compensation liability to reflect the current fair market value of our shares held in the Plan trust account. Prior to the adoption of SAB No. 108 in 2006, we used the “rollover” method described therein in evaluating the materiality of financial statements’ adjustments. We determined the impact from the adjustment to be immaterial to year ended December 31, 2006 and prior periods’ financial results under the “rollover” method. Additionally, we have evaluated the adjustment using the dual approach method described in SAB No. 108. Pursuant to the guidance of SAB No. 108, the adjustment to the liability was accomplished by the recording in 2006 of the cumulative effect, as of January 1, 2006, of a $1,432,000 ($856,000 net of income taxes) increase to correct the liability balance as of December 31, 2005, with a corresponding charge to retained earnings 2006 beginning balance. Additionally, the 2006 financial statements were effected by an adjustment of approximately $970,000 ($605,000 net of income taxes) to increase the liability with a corresponding charge to deferred compensation expense to reflect the changes in fair market value of our Common Stock held in the Plan trust account during 2006.

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

Note 15—Accrued Insurance Claims
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

For workers’ compensation, we record a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of our historical data and open claims. The accrued insurance claims were reduced by approximately $867,000, $850,000 and $807,000 at December 31, 2008, 2007 and 2006, respectively in order to record the estimated present value at the end of each year using an 8% discount factor over the estimated remaining pay-out period (48 months).

For general liability, we record a reserve for the estimated amounts to be paid for known claims. The estimated ultimate reserve amount recorded is derived from the estimated claim reserves provided by our insurance carrier reduced by an historical experience factor.

Note 16—Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31

2008
Revenues	$147,259,000	$147,918,000	$152,978,000	$154,563,000
Operating costs and expenses	$136,433,000	$137,198,000	$143,843,000	$143,317,000
Income before income taxes	$11,150,000	$11,305,000	$11,868,000	$11,842,000
Net income	$6,857,000	$6,953,000	$5,522,000	$7,283,000
Basic earnings per common share(1)	$.16	$.16	$.13	$.17
Diluted earnings per common share(1)	$.16	$.16	$.13	$.17
Cash dividends per common share(1)	$.13	$.14	$.15	$.16
2007
Revenues	$140,679,000	$142,377,000	$146,081,000	$148,584,000
Operating costs and expenses	$129,825,000	$131,190,000	$135,341,000	$137,292,000
Income before income taxes	$12,115,000	$12,234,000	$11,868,000	$11,878,000
Net income	$7,450,000	$7,524,000	$7,299,000	$7,305,000
Basic earnings per common share(1)	$.18	$.18	$.17	$.17
Diluted earnings per common share(1)	$.17	$.17	$.17	$.17
Cash dividends per common share(1)	$.09	$.10	$.11	$.12

(1)	Year-to-date earnings and cash dividends per common share amounts may differ from the sum of quarterly amounts due to rounding.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Design and Evaluation of Internal Control Over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Grant Thornton, LLP, our independent registered public accounting firm, also audited our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s audit report are included in this Annual Report on Form 10-K on pages 36 and 37 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”.

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
The information regarding directors and executive officers is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to its shareholders in connection with its 2009 Annual Meeting of Shareholders and to be filed within 120 days of the close of the year ended December 31, 2008.

Item 11.	Executive Compensation.
The information regarding executive compensation is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to shareholders in connection with its 2009 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to shareholders in connection with its 2009 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ending December 31, 2008.

Item 13.	Certain Relationships and Related Transactions.
The information regarding certain relationships and related transactions is incorporated herein by reference to the Company’s definitive proxy statement mailed to shareholders in connection with its 2009 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2008.

Item 14.	Principal Accounting Fees and Services
The information regarding principal accounting fees and services is incorporated herein by reference to the Company’s definitive proxy statement mailed to shareholders in connection with its 2009 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2008.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)  Index of Financial Statements
The Financial Statements listed in the Index to Consolidated Financial Statements are filed as port of this report on From 10-K (see Part II, Item 8- Financial Statements and Supplementary Data).

(b)  Index of Exhibits
The following Exhibits are filed as part of this Report (references are to Reg. S-K Exhibit Numbers):

Exhibit
Number	Description

3.1	Articles of Incorporation of the Registrant, as amended, are incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-2 (File No. 33-35798).
3.2	Amendment to Articles of Incorporation of the Registrant as of May 30, 2000, is incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the period ended December 31, 2001
3.3	Amendment to Articles of Incorporation of the Registrant as of May 22, 2007, is incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 24, 2007.
4.1	Specimen Certificate of the Common Stock, $.01 par value, of the Registrant is incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-18 (Commission File No. 2-87625-W).
4.2**	Employee Stock Purchase Plan of the Registrant is incorporated by reference to Exhibit 4(a) of Registrant’s Registration Statement on Form S-8 (Commission File No. 333-92835).
4.3**	Amendment to Employee Stock Purchase Plan is incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K for the period ended December 31, 2003.
4.4**	Deferred Compensation Plan is incorporated by reference to Exhibit 4(b) of Registrant’s Registration Statement on Form S-8 (Commission File No. 333-92835).
10.1**	1995 Incentive and Non-Qualified Stock Option Plan, as amended is incorporated by reference to Exhibit 4(d) of the Form S-8 filed by the Registrant, Commission File No. 33-58765.
10.2**	Amendment to the 1995 Employee Stock Option Plan is incorporated by reference to Exhibit 4(a) of Registrant’s Registration Statement on Form S-8 (Commission File No. 333-46656).

Exhibit
Number	Description

10.3**	1996 Non-Employee Directors’ Stock Option Plan, Amended and Restated as of October 28, 1997 is incorporated by reference to Exhibit 10.6 of Form 10-Q Report for the quarter ended September 30, 1997 filed by Registrant on November 14, 1997).
10.4**	Form of Non-Qualified Stock Option Agreement granted to certain Directors is incorporated by reference to Exhibit 10.9 of Registrant’s Registration Statement on Form S-1 (Commission File No. 2-98089).
10.5**	Amended and restated 2002 Stock Option Plan is incorporated by reference to Exhibit 4(1) to the Company’s Registration Statement on Form S-8 (Commission File No. 333-127747).
10.7	Healthcare Services Group, Inc. Dividend Reinvestment Plan is incorporated by reference to the Company’s Registration Statement on Form S-3 (Commission File No. 333-108182).
14.	Code of Ethics and Business Conduct. Such document is available at our website www.hcsgcorp.com
21.	List of subsidiaries is filed herewith in Part I, Item I.
23.	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

**	indicates that exhibit is a management contract or a management compensatory plan or arrangement.

(c)  Financial Statement Schedules
Except for Schedule II provided below, all other schedules for the registrant have been omitted since the required information is not applicable or because the information is included in the financial statements or notes thereto.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 16, 2009
HEALTHCARE SERVICES GROUP, INC.
(Registrant)

By:	/s/ Daniel P. McCartney
Daniel P. McCartney
Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Daniel P. McCartney Daniel P. McCartney	Chief Executive Officer and Chairman	February 16, 2009

/s/ Joseph F. McCartney Joseph F. McCartney	Director and Vice President	February 16, 2009

/s/ Barton D. Weisman Barton D. Weisman	Director	February 16, 2009

/s/ Robert L. Frome Robert L. Frome	Director	February 16, 2009

/s/ Thomas A. Cook Thomas A. Cook	Director and President	February 16, 2009

/s/ John M. Briggs John M. Briggs	Director	February 16, 2009

/s/ Robert J. Moss Robert J. Moss	Director	February 16, 2009

/s/ Dino D. Ottaviano Dino D. Ottaviano	Director	February 16, 2009

/s/ Richard W. Hudson Richard W. Hudson	Chief Financial Officer and Secretary	February 16, 2009