Form 10-Q
period 2009-03-31
HEALTHCARE SERVICES GROUP INC
filed 2009-04-20
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2009	Commission File Number 0-120152
HEALTHCARE SERVICES GROUP, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2018365

(State or other jurisdiction of	(IRS Employer Identification
incorporation or organization)	number)
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
Number of shares of common stock, issued and outstanding as of April 17, 2009 is 43,292,000

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,476,000	$37,501,000
Marketable securities, at fair value	$51,946,000	$49,414,000
Accounts and notes receivable, less allowance for doubtful accounts of $3,914,000 in 2009 and $3,214,000 in 2008	98,213,000	96,558,000
Prepaid income taxes	—	2,838,000
Inventories and supplies	15,411,000	16,079,000
Prepaid expenses and other	5,273,000	4,225,000

Total current assets	215,319,000	206,615,000
PROPERTY AND EQUIPMENT:
Laundry and linen equipment installations	1,784,000	1,767,000
Housekeeping equipment and office equipment	16,249,000	16,365,000
Autos and trucks	93,000	93,000

	18,126,000	18,225,000
Less accumulated depreciation	14,220,000	14,296,000

	3,906,000	3,929,000
GOODWILL	15,020,000	15,020,000
OTHER INTANGIBLE ASSETS, Less accumulated amortization of $2,730,000 in 2009 and $2,466,000 in 2008	4,769,000	5,033,000
NOTES RECEIVABLE- long term portion, net of discount	5,605,000	3,202,000
DEFERRED COMPENSATION FUNDING, at fair value	8,254,000	8,287,000
DEFERRED INCOME TAXES- long term portion	6,753,000	6,386,000
OTHER NONCURRENT ASSETS	69,000	89,000

TOTAL ASSETS	$259,695,000	$248,561,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,572,000	$9,301,000
Accrued payroll, accrued and withheld payroll taxes	20,854,000	14,365,000
Other accrued expenses	769,000	679,000
Income taxes payable	2,093,000	—
Deferred income taxes	848,000	754,000
Accrued insurance claims	4,183,000	3,943,000

Total current liabilities	38,319,000	29,042,000

ACCRUED INSURANCE CLAIMS- long term portion	9,761,000	9,201,000
DEFERRED COMPENSATION LIABILITY	8,334,000	8,636,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 100,000,000 shares authorized, 45,572,000 shares issued in 2009 and 45,563,000 shares in 2008	457,000	456,000
Additional paid in capital	85,229,000	84,421,000
Retained earnings	138,089,000	137,741,000
Common stock in treasury, at cost, 2,284,000 shares in 2009 and 2,335,000 shares in 2008	(20,494,000)	(20,936,000)

Total stockholders’ equity	203,281,000	201,682,000

TOTAL LIABILITITIES AND STOCKHOLDERS’ EQUITY	$259,695,000	$248,561,000

See accompanying notes.

Consolidated Statements of Income
(Unaudited)

	For the Three Months
	Ended March 31,
	2009	2008

Revenues	$160,409,000	$147,259,000
Operating costs and expenses:
Costs of services provided	137,892,000	125,854,000
Selling, general and administrative	10,876,000	10,579,000
Other Income:
Investment and interest	937,000	324,000

Income before income taxes	12,578,000	11,150,000

Income taxes	4,842,000	4,293,000

Net Income	$7,736,000	$6,857,000

Basic earnings per common share	$0.18	$0.16

Diluted earnings per common share	$0.18	$0.16

Cash dividends per common share	$0.17	$0.13

Basic weighted average number of common shares outstanding	43,457,000	43,016,000

Diluted weighted average number of common shares outstanding	44,073,000	44,213,000

See accompanying notes.

Consolidated Statements of Cash Flows

	( Unaudited )
	For the Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net Income	$7,736,000	$6,857,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	692,000	748,000
Bad debt provision	700,000	500,000
Deferred income taxes (benefits)	(273,000)	408,000
Stock-based compensation expense	257,000	179,000
Amortization of premium on marketable securities	230,000	—
Unrealized gain on marketable securities	(645,000)	—
Unrealized loss on deferred compensation fund investments	258,000	504,000
Changes in operating assets and liabilities:
Accounts and notes receivable	(2,356,000)	(2,105,000)
Inventories and supplies	669,000	52,000
Notes receivable- long term portion	(2,404,000)	(1,151,000)
Deferred compensation funding	(225,000)	197,000
Accounts payable and other accrued expenses	396,000	(340,000)
Accrued payroll, accrued and withheld payroll taxes	7,149,000	7,585,000
Accrued insurance claims	800,000	(1,405,000)
Deferred compensation liability	53,000	(603,000)
Income taxes payable	4,931,000	(1,726,000)
Prepaid income taxes	—	(1,823,000)
Prepaid expenses and other assets	(1,026,000)	(898,000)

Net cash provided by operating activities	16,942,000	6,979,000

Cash flows from investing activities:
Disposals of fixed assets	15,000	62,000
Additions to property and equipment	(419,000)	(337,000)
Purchases of marketable securities, net	(2,118,000)

Net cash used in investing activities	(2,522,000)	(275,000)

Cash flows from financing activities:
Acquisition of treasury stock	—	(746,000)
Dividends paid	(7,388,000)	(5,579,000)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	21,000	17,000
Tax benefits (expense) transactions in equity compensation plans	(96,000)	2,369,000
Proceeds from the exercise of stock options	18,000	1,731,000

Net cash used in financing activities	(7,445,000)	(2,208,000)

Net increase in cash and cash equivalents	6,975,000	4,496,000

Cash and cash equivalents at beginning of the period	37,501,000	92,461,000

Cash and cash equivalents at end of the period	$44,476,000	$96,957,000

Supplementary Cash Flow Information:
Income taxes cash payments, net of refunds	$5,064,000	$5,064,000

Issuance of 49,000 shares of Common Stock in 2009 and 61,000 shares of Common Stock in 2008 pursuant to Employee Stock Plans	$777,000	$1,293,000

See accompanying notes.

Consolidated Statements of Stockholders’ Equity
(Unaudited)

			For the Three Months Ended March 31, 2009
			Additional
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
Balance, December 31, 2008	45,563,000	$456,000	$84,421,000	$137,741,000	($20,936,000)	$201,682,000

Net income for the period				7,736,000		7,736,000

Exercise of stock options and other stock-based compensation net of 2,000 shares tendered for payment	9,000	1,000	17,000			18,000

Share-based compensation expense — stock options			177,000			177,000

Tax liability arising from Stock Plans’ transactions			(96,000)			(96,000)

Treasury shares issued for Deferred Compensation Plan funding and redemptions (22,000 shares)			350,000		4,000	354,000

Shares issued pursuant to Employee Stock Plans (49,000 shares)			351,000		426,000	777,000

Cash dividends — $.17 per common share				(7,388,000)		(7,388,000)

Shares issued pursuant to Dividend Reinvestment Plan (1,000 shares)			9,000		12,000	21,000

Balance, March 31, 2009	45,572,000	$457,000	$85,229,000	$138,089,000	($20,494,000)	$203,281,000

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Reporting
The accompanying financial statements are unaudited and do not include certain information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. However, in our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 2008 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 2008. The financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the quarter ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year.
As of March 31, 2009, we operate one wholly-owned subsidiary, Huntingdon Holdings, Inc. (“Huntingdon”). Huntingdon invests our cash and cash equivalents, as well as managing our portfolio of marketable securities. On March 1, 2009, we sold our wholly-owned subsidiary HCSG Supply, Inc. (“Supply”) for approximately $1,100,000, financed principally through our acceptance of a secured promissory note which is recorded in our notes receivable in the accompanying March 31, 2009 balance sheet. As a result of the Supply sale, we recorded an immaterial gain in our 2009 first quarter consolidated statements of income.
In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used for, but not limited to, our allowance for doubtful accounts, accrued insurance claims, asset valuations and review for potential impairment, stock-based compensation, and deferred tax benefits. The estimates are based upon various factors including current and historical trends, as well as other pertinent industry and regulatory authority information. We regularly evaluate this information to determine if it is necessary to update the basis for our estimates and to compensate for known changes.
Inventories and supplies include housekeeping, linen and laundry supplies, as well as food provisions. Inventories and supplies are stated at cost to approximate a first-in, first-out (FIFO) basis. Linen supplies are amortized over a 24 month period.
Note 2 — Fair Value Measurements and Marketable Securities
Certain of our assets and liabilities are reported at fair value in the accompanying balance sheets. Such assets and liabilities include cash and cash equivalents, marketable securities, accounts and notes receivable, and accounts payable (including income taxes payable and accrued expenses). Additionally, the following tables provide fair value measurement information for our marketable securities and deferred compensation fund investment assets as of March 31, 2009 and December 31, 2008.

			As of March 31, 2009
			Fair Value Measurement Using:
				Significant
			Quoted Prices	Other	Significant
			in Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Marketable Securities	$51,946,000	$51,946,000	$51,946,000	$—	$—
Deferred Compensation Funding	$8,254,000	$8,254,000	$8,254,000	$—	$—

			As of March 31, 2008
			Fair Value Measurement Using:
				Significant
			Quoted Prices	Other	Significant
			in Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Marketable Securities	$49,414,000	$49,414,000	$49,414,000	$—	$—
Deferred Compensation Funding	$8,287,000	$8,287,000	$8,287,000	$—	$—
For the quarter ended March 31, 2009, the other income, investment and interest caption on our consolidated statements of income includes unrealized gain from marketable securities of $645,000. For the quarter ended March 31, 2008, there were no unrealized gains or losses reported in our consolidated statements of income.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2009
Type of security:
Marketable Securities	$50,155,000	$1,791,000	$—	$51,946,000
.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2008
Type of security:
Marketable Securities	$48,268,000	$1,146,000	$—	$49,414,000
Note 3 — Goodwill and Other Intangible Assets
We apply the provisions of SFAS No. 141(R), “Business Combinations” (which replaces SFAS No. 141) and SFAS No. 142, “Goodwill and Other Intangible Assets” in accounting for our goodwill and other identifiable intangible assets. SFAS No. 141(R) addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangible assets subsequent to their acquisition.
The following table sets forth the amounts of our identifiable intangible assets subject to amortization, which were acquired in the Summit acquisition, and the amortization expense recognized thereon for the 2009 first quarter:

	Acquisition	Amortization
	Amount	Expense
Customer Relationships	$6,700,000	$239,000
Non-compete Agreements	800,000	25,000

Total	$7,500,000	$264,000

The customer relationships have a weighted-average amortization period of seven years and the non-compete agreements have a weighted-average amortization period of eight years. The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remaining nine months in our 2009 fiscal year and following four fiscal years:

	Customer	Non-Compete
Period/Year	Relationships	Agreements	Total
April 1 to December 31, 2009	$718,000	$75,000	$793,000
2010	$957,000	$100,000	$1,057,000
2011	$957,000	$100,000	$1,057,000
2012	$957,000	$100,000	$1,057,000
2013	$638,000	$100,000	$738,000
The following table sets forth the amount of goodwill at March 31, 2009 which is subject to impairment testing, rather than amortization.

Summit	All other	Total
$13,409,000	$1,611,000	$15,020,000
The following table sets forth by reportable business segment, as described in Note 5 herein, the amounts of goodwill:

Segment	Amount
Food	$1,401,000
Housekeeping	13,619,000

Total	$15,020,000

Note 4- Other Contingencies
We have a $33,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At March 31, 2009, there were no borrowings under the line of credit. However, at such date, we had outstanding a $31,925,000 irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letters of credit issued, the amount available under the line of credit was reduced by $31,925,000 at March 31, 2009. The line of credit requires us to satisfy two financial covenants. We are in compliance with the financial covenants at March 31, 2009 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2009. We believe the line of credit will be renewed at that time.
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
     Differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions, and the recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles. Additionally, included in the differences between the reportable segments’ operating results and other disclosed data are amounts attributable to our investment holding company subsidiary. This subsidiary does not transact any business with the reportable segments. Segment amounts reported are prior to any elimination entries made in consolidation.
     Housekeeping provides services in Canada, although essentially all of its revenues and net income, 99% in both categories, are earned in one geographic area, the United States. Food provides services solely in the United States.

			Corporate and
	Housekeeping	Food	Eliminations		Total
Quarter Ended March 31, 2009
Revenues	$123,913,000	$34,359,000	$2,137,000	(1)	$160,409,000
Income before income taxes	$12,327,000	$1,312,000	$(1,061,000	)(1)	$12,578,000

Quarter Ended March 31, 2008
Revenues	$119,519,000	$27,240,000	$500,000	(1)	$147,259,000
Income before income taxes	$11,817,000	$1,278,000	$(1,945,000	)(1)	$11,150,000

(1)	represents primarily corporate office cost and related overhead, recording of transactions at the reportable segment level which use methods other than generally acceptable accounting principles and consolidated subsidiaries’ operating expenses that are not allocated to the reportable segments, net of investment and interest income.

     Total Revenues from Clients
     The following revenues earned from clients differ from segment revenues reported above due to the inclusion of adjustments used for segment reporting purposes by management. We earned total revenues from clients in the following service categories:

	For the Quarter Ended March 31,
	2009	2008
Housekeeping services	$86,730,000	$82,568,000
Laundry and linen services	38,906,000	36,842,000
Food Services	34,227,000	27,357,000
Maintenance services and Other	546,000	492,000

	$160,409,000	$147,259,000

     Major Client
     We have one client, a nursing home chain (“Major Client”), which in the three month periods ended March 31, 2009 and 2008 accounted for 14% and 15%, respectively, of total revenues. In the three month period ended March 31, 2009, we derived 14% and 13%, respectively, of Housekeeping and Food’s revenues from such client. Additionally, at both March 31, 2009 and December 31, 2008, amounts due from such client represented less than 1% of our accounts receivable balance. The loss of such client, or a significant reduction in revenues from such client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.
Note 6 — Earnings Per Common Share
A reconciliation of the numerator and denominator of basic and diluted earnings per common share is as follows:

	Quarter Ended March 31, 2009
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net income	$7,736,000

Basic earnings per common share	$7,736,000	43,457,000	$.18
Effect of dilutive securities:
Options		616,000

Diluted earnings per common share	$7,736,000	44,073,000	$.18

	Quarter Ended March 31, 2008
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net income	$6,857,000

Basic earnings per common share	$6,857,000	43,016,000	$.16
Effect of dilutive securities:
Options		1,197,000	—

Diluted earnings per common share	$6,857,000	44,213,000	$.16

Note 7 — Dividends
On February 20, 2009 we paid, to shareholders of record on February 6, 2009, a regular quarterly cash dividend of $.17 per common share. Such regular quarterly cash dividend payment in the aggregate was $7,388,000. Additionally, on April 14, 2009, our Board of Directors declared a regular cash dividend of $.18 per common share to be paid on May 15, 2009 to shareholders of record as of April 24, 2009.
Note 8 — Share-Based Compensation
     Stock Options
     During the three months ended March 31, 2009, the stock option activity under our 2002 Stock Option Plan, 1995 Incentive and Non-Qualified Stock Option Plan for key employees, and 1996 Non-Employee Director’s Stock Option Plan (collectively the “Stock Option Plans”), was as follows:

			Weighted Average
			Remaining
			Contractual	Aggregate
	Weighted Average	Number	Term	Intrinsic
	Price	of Shares	(In Years)	Value
Outstanding, January 1, 2009	$10.12	1,894,000
Granted	15.58	421,000
Cancelled	19.48	(20,000)
Exercised	4.25	(11,000)

Outstanding, March 31, 2009	$1 1.08	2 ,284,000	5.64	$11,248,000

Options exercisable as of March 31, 2009		1 ,585,000	3.96	$11,248,000

The weighted average fair value of options granted during the 2009 and 2008 first quarters was $4.14 and $6.21, respectively.

The following table summarizes information about stock options outstanding at March 31, 2009.

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price Range	Outstanding	Life	Price	Exercisable	Price
$1.50 - 2.74	210,000	2.56	$2.62	210,000	$2.62
$3.01 - 5.53	614,000	4.27	4.76	614,000	4.76
$9.10 - 9.10	338,000	5.74	9.10	338,000	9.10
$13.81 - 15.58	767,000	6.10	14.77	351,000	13.81
$20.89 - 20.89	355,000	8.76	20.89	72,000	20.89

	2,284,000	5.64	$11.08	1,585,000	$8.15

Other information pertaining to option activity during the three month periods ended March 31, 2009 and March 31, 2008 was as follows:

	March	March
	31, 2009	31, 2008
Weighted average grant-date fair value of stock options granted:	$1,545,000	$2,237,000
Total fair value of stock options vested:	447,000	-0-
Total intrinsic value of stock options exercised:	$122,000	$6,573,000
Total pre-tax stock-based compensation expense charged against income	$177,000	$112,000
Total unrecognized compensation expense related to Non-vested options	$2,970,000	$2,125,000
Under our Stock Option Plans at March 31, 2009, in addition to the 2,284,000 shares issuable pursuant to outstanding option grants, an additional 2,000,000 shares of our Common Stock are available for future grants. Options outstanding and exercisable were granted at stock option prices which were not less than the fair market value of our Common Stock on the date the options were granted and no option has a term in excess of ten years. Additionally, with the exception of the options granted in 2009 and 2008, options became vested and exercisable either on the date of grant or commencing six months after the option grant date. The options granted in 2009 and 2008 become vested and exercisable ratably over a five year period on each anniversary date of the option grant.
At March 31, 2009, the total unrecognized compensation expense related to non-vested options, as reported above, was expected to be recognized through the fourth quarter of 2013 for the options granted in 2009 and the fourth quarter of 2012 for the options granted in 2008. The fair value of options granted in 2009 and 2008 was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	2009	2008
Risk-free interest rate	2.5%	4.2%
Expected volatility	41.0%	35.9%
Weighted average expected life in years	6.5	4.5
Dividend yield	3.6%	2.0%
     Employee Stock Purchase Plan

     Total pre-tax share-based compensation expense charged against income for the three month periods ended March 31, 2009 and March 31, 2008 for options granted under our Employee Stock Purchase Plan (“ESPP”) was $80,000 and $67,000, respectively. It is estimated, at this time, that the expense attributable to such share-based payments in each of the subsequent quarters of 2009 will approximate the amount recorded in the 2009 first quarter. However, such future expense related to our ESPP will be impacted by, and be dependent on the change in our stock price over the remaining period up to the December 31, 2009 measurement date.
Such expense was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	2009	2008
Risk-free interest rate	0.2%	3.6%
Expected volatility	62.9%	38.8%
Weighted average expected life (in years)	1.0	1.0
Dividend yield	3.6%	2.0%
We may issue new common stock or re-issue common stock from treasury to satisfy our obligations under any of our share-based compensation plans.
Note 9 — Related Party Transactions
One of our directors, as well as the brother of an officer and director (collectively “Related Parties”), have separate ownership interests in several different client facilities which have entered into service agreements with us. In the three month periods’ ended March 31, 2009 and March 31, 2008, the service agreements with the client facilities in which the Related Parties have ownership interests resulted in revenues of approximately $1,346,000 and $1,280,000, respectively. At March 31, 2009 and December 31, 2008, accounts and notes receivable from such facilities of $1,814,000 (net of reserves of $739,000) and $1,837,000 (net of reserves of $739,000), respectively, are included in the accompanying consolidated balance sheets.
Another of our directors is a member of a law firm which was retained by us. In each of the three month periods’ ended March 31, 2009 and March 31, 2008, fees received from us by such firm did not exceed $100,000. Additionally, such fees did not exceed, in either three month period, 5% of such firm’s revenues.
Note 10- Income Taxes
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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2005 through 2008, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2009.
We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.
Note 11 — Recently Issued Accounting Pronouncements
In December 2007, the FASB Statement 141R, “Business Combinations” (SFAS 141R”) was issued. SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date, as well as the adoption date for the Company was January 1, 2009. Although SFAS 141R may impact our reporting in future financial periods, we have determined that the standard will not have any impact on our historical consolidated financial statements at the time of adoption.
In April 2008 the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FST 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We have determined that the standard will not have a material impact on our consolidated financial statements.
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
Note 12 — Subsequent Event

On April 13, 2009, we entered into a definitive asset purchase agreement with Contract Environmental Services, Inc. to acquire substantially all of its assets. The transaction is anticipated to close on or about May 1, 2009, subject to the satisfaction of customary closing conditions. The proposed purchase price consists of: (i) the issuance of approximately 65,000 shares of our common stock, (ii) the future issuance of approximately 265,000 shares contingent upon the achievement of certain financial targets,(iii) a cash payment of approximately $5,000,000, and (iv) our assumption of approximately $5,500,000 of certain debt obligations of the sellers.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Cautionary Statement Regarding Forward Looking Statements
This report and documents incorporated by reference into this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, are not historical facts but rather based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “believes”, “anticipates”, “plans”, “expects”, “will”, “goal”, and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; one client accounting for approximately 14% of revenues in the three month period ended March 31, 2009-(see note 5, “Major Client” in the accompanying Notes to Consolidated Financial Statements); risks associated with our pending acquisitions of Contract Environmental Services, Inc., including integration risks and costs, or such business not achieving expected financial results or synergies or failure to otherwise perform as expected; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, including state and local regulations pertaining to the taxability of our services; and the risk factors described in Part I in this report under “Government Regulation of Clients”, “Competition”, “Service Agreements/Collections”, and under Item IA “Risk Factors”. Many of our clients’ revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which Congress has affected through the enactment of a number of major laws during the past decade. These laws have significantly altered, or threatened to alter, overall government reimbursement funding rates and mechanisms. In addition, the current economic crises could adversely affect such funding. The overall effect of these laws and trends in the long-term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing services could not be passed on to our clients.
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
RESULTS OF OPERATIONS
The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of March 31, 2009 and December 31, 2008 and the periods then ended and the notes accompanying those financial statements.
     Overview
     We provide housekeeping, laundry, linen, facility maintenance and food services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States.
We believe that we are the largest provider of housekeeping and laundry services to the long-term care industry in the United States, rendering such services to approximately 2,200 facilities in 47 states as of March 31, 2009. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.
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

We are organized into two reportable segments; housekeeping, laundry, linen and facility maintenance (“Housekeeping”), and food services (“Food”). Housekeeping is being provided at all of our approximately 2,200 client facilities, generating approximately 79% or $126,182,000 of 2009 first quarter total revenues. Food is being provided to approximately 275 client facilities and contributed approximately 21% or $34,227,000 of 2009 first quarter total revenues.
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
As of March 31, 2009, we operate one wholly-owned subsidiary, Huntingdon Holdings, Inc. (“Huntingdon”). Huntingdon invests our cash and cash equivalents, as well as managing our portfolio of marketable securities. On March 1, 2009, we sold our wholly-owned subsidiary HCSG Supply, Inc. (“Supply”) for approximately $1,100,000, financed principally through our acceptance of a secured promissory note which is recorded in our notes receivable in the accompanying March 31, 2009 balance sheet. As a result of the Supply sale, we recorded an immaterial gain in our 2009 first quarter consolidated statements of income.
     Consolidated Operations
     The following table sets forth, for the periods indicated, the percentage which certain items bear to consolidated revenues:

	Relation to Consolidated Revenues
	For the Quarter Ended March 31,
	2009	2008
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	86.0	85.4
Selling, general and administration	6.8	7.2
Investment and interest income	.6	.2

Income before income taxes	7.8	7.6
Income taxes	3.0	2.9

Net income	4.8%	4.7%

Subject to the factors noted in the Cautionary Statement Regarding Forward Looking Statements included in this report, we anticipate our financial performance for the remainder of 2009 may be comparable to the three month period ended March 31, 2009 percentages presented in the above table as they relate to consolidated revenues.
Housekeeping is our largest and core reportable segment, representing approximately 79% of consolidated revenues for the quarter ended March 31, 2009. Food revenues represented approximately 21% of consolidated revenues for such quarter.
Although there can be no assurance thereof, we believe that for the remainder of 2009 each of Housekeeping’s and Food’s revenues, as a percentage of consolidated revenues, will remain approximately the same as their respective percentages noted above. Furthermore, we expect the sources of organic growth for the remainder of 2009 for the respective operating segments will be primarily the same as historically experienced. Accordingly, although there can be no assurance thereof, the growth in Food is expected to come from our current Housekeeping client base, while growth in Housekeeping will primarily come from obtaining new clients.
2009 First Quarter Compared with 2008 First Quarter
     The following table sets forth 2009 first quarter income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage increases of each compared to 2008 first quarter amounts. The difference between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles.

				Reportable Segments
		Percent	Corporate and	Housekeeping		Food
	Consolidated	incr (decr)	eliminations	Amount	%incr	Amount	%incr
Revenues	$160,409,000	8.9%	$2,137,000	$123,913,000	3.7%	$34,359,000	26.1%
Cost of services provided	137,892,000	9.6	(6,741,000)	111,586,000	3.6	33,047,000	27.3%
Selling, general and administrative expense	10,876,000	2.8	10,876,000	—		—
Investment and interest income	937,000	189.0	937,000	—		—
Income before income taxes	$12,578,000	12.8%	(1,061,000)	$12,327,000	4.3%	$1,312,000	2.6%
Revenues
     Consolidated
     Consolidated revenues increased 8.9% to $160,409,000 in the 2009 first quarter compared to $147,259,000 in the 2008 first quarter as a result of the factors discussed below under Reportable Segments.
     Our Major Client accounted for 14% and 15%, respectively of consolidated revenues in the three month periods ended March 31, 2009 and March 31, 2008. The loss of such client would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.
     Reportable Segments
     Housekeeping’s 3.7% net growth in reportable segment revenues resulted primarily from an increase in revenues attributable to service agreements entered into with new clients.
     Food’s 26.1% net growth in reportable segment revenues is primarily a result of providing this service to existing Housekeeping clients.
     We derived 14% and 13%, respectively, of Housekeeping and Food’s 2009 first quarter revenues from our Major Client.

Costs of services provided
     Consolidated
     Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues for the 2009 first quarter increased to 86.0 % from 85.4 % in the corresponding 2008 quarter. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance. In addition, see the discussion below on Reportable Segments which provides additional details to explain the .6% increase in consolidated costs of services provided.

Cost of Services Provided-Key Indicators	2009%	2008%	Incr %
Bad debt provision	.4	.3	.1
Workers’ compensation and general liability insurance	3.8	2.4	1.4
The minor increase in bad debt provision resulted primarily from unfavorable collection experience.
The workers’ compensation and general liability insurance expense increase is primarily a result of unfavorable claims’ experience during the 2009 first quarter.
     Reportable Segments
     Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for the 2009 first quarter was unchanged at 90.1% compared to the corresponding 2008 quarter. Cost of services provided for Food, as a percentage of Food revenues, for the 2009 first quarter increased to 96.2% from 95.3% in the corresponding 2008 quarter.
     The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues, which we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators	2009%	2008%	Incr (Decr) %
Housekeeping labor and other labor costs	81.2	81.0	.2
Housekeeping supplies	6.2	6.5	(.3)
Food labor and other labor costs	52.5	53.7	(1.2)
Food supplies	41.5	39.2	2.3
The slight increase in Housekeeping labor and other labor costs, as a percentage of Housekeeping revenues, resulted primarily from inefficiencies recognized in managing labor at the facility level. The decrease in Housekeeping supplies, as a percentage of Housekeeping revenues, resulted primarily from better management of these costs at the facility level, as well as comparing such costs to a greater revenue base.
The decrease in Food labor and other labor costs, as a percentage of Food revenues, resulted from efficiencies achieved in managing these costs at the facility level. The increase in Food supplies, as a percentage of Food revenues, is a result of vendor price increases and increased supplies costs associated with the start-up of certain new clients obtained during the quarter.
Consolidated Selling, General and Administrative Expense

Although our growth in consolidated revenues was 8.9%, 2009 first quarter selling, general and administrative expenses increased by only 2.8% or $297,000 compared to the 2008 first quarter. Consequently, 2009 first quarter selling, general and administrative expenses, as a percentage of consolidated revenues, decreased to 6.8% as compared to 7.2% in the 2008 first quarter. This percentage decrease resulted primarily from our ability to control these expenses and comparing them to a greater consolidated revenues base.
Consolidated Investment and Interest Income
Investment and interest income, as a percentage of consolidated revenues, increased to .6% in the 2009 first quarter compared to .2% in the 2008 first quarter. The net increase is primarily attributable to the increase in returns on our marketable securities in the 2009 first quarter compared to returns on our cash and cash equivalents in the 2008 first quarter. Additionally, the 2009 first quarter increase in consolidated investment and interest income was favorably impacted by $247,000 in comparing the decreases in market value of the investments held in our Deferred Compensation Fund to the decrease recognized in the 2008 first quarter.
Income before Income Taxes
     Consolidated
     As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for the 2009 first quarter increased to 7.8%, as a percentage of consolidated revenues, compared to 7.6% in the 2008 first quarter.
     Reportable Segments
     Housekeeping’s 4.3% increase in income before income taxes is primarily attributable to the gross profit earned on the 3.7% increase in reportable segment revenues.
     Food’s income before income taxes increased 2.6% on a reportable segment basis is primarily attributable to the gross profit earned on the 26.1% increase in reportable segment revenues.
Consolidated Income Taxes
Our effective tax rate for both of the quarters ended March 31, 2009 and 2008 was 38.5%. Absent any significant change in federal, or state and local tax laws, we expect our effective tax rate for the remainder of 2009 to approximate 38.5%. Our 38.5% effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes.
Consolidated Net Income
As a result of the matters discussed above, consolidated net income for the 2009 first quarter increased to 4.8%, as a percentage of consolidated revenues, compared to 4.7% in the 2008 first quarter.

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
The three policies discussed are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting standards generally accepted in the United States, with no need for our judgment in their application. There are also areas in which our judgment in selecting another available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2008, which contain accounting policies and estimates and other disclosures required by accounting principles generally accepted in the United States.
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
Summarized below for the three month period ended March 31, 2009 and year ended December 31, 2008 are the aggregate account balances for the three Allowance criteria noted above, net write-offs of client accounts, bad debt provision and allowance for doubtful accounts.

	Aggregate Account
	Balances of Clients
	in Bankruptcy or
Period	In/Pending	Net Write-Offs	Bad Debt	Allowance for
Ended	Collection/Litigation	of Client Accounts	Provision	Doubtful Accounts
March 31, 2009	$9,731,000	$—	$700,000	$3,914,000
December 31, 2008	$8,417,000	$5,304,000	$4,234,000	$3,214,000
At March 31, 2009, we identified accounts totaling $9,731,000 that require an Allowance based on potential impairment or loss of value. An Allowance totaling $3,914,000 was provided for these accounts at such date. Actual collections of these accounts could differ from that which we currently estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance would decrease net income by $179,000.
Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends, as more fully discussed under Liquidity and Capital Resources below, and as further described in our 2008 Annual Report on Form 10-K in Part I under “Risk Factors”, “Government Regulation of Clients” and “Service Agreements/Collections”, change in such a manner as to negatively impact the cash flows of our clients. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.
Accrued Insurance Claims
We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance, which comprise approximately 25% of our liabilities at March 31, 2009. Our accounting for this plan is affected by various uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We address these uncertainties by regularly evaluating our claims’ pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluations are based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/ or industry trends result in an unfavorable change, it would have a material adverse effect on our consolidated results of operations and financial condition. Under these plans, predetermined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.
For workers’ compensation, we record a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of our historical data and open claims. The present value of the payout is determined by applying an 8% discount factor against the estimated value of the claims over the estimated remaining pay-out period. Reducing the discount factor by 1% would reduce net income by approximately $52,000. Additionally, reducing the estimated payout period by six months would result in an approximate $128,000 reduction in net income.
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
Liquidity and Capital Resources
At March 31, 2009, we had cash and cash equivalents, and marketable securities of $96,422,000 and working capital of $177,000,000 compared to December 31, 2008 cash and cash equivalents, and marketable securities of $86,915,000 and working capital of $177,573,000. We view our cash and cash equivalents, and marketable securities as our principal measure of liquidity. Our current ratio at March 31, 2009 decreased to 5.6 to 1 compared to 7.1 to 1 at December 31, 2008. This decrease resulted primarily from the timing of payments for accrued payroll, accrued and withheld payroll taxes, as well as the timing of payments for income taxes, which were somewhat offset by the increase in accounts and notes receivable resulting from primarily from our 8.9% increase in revenues. On an historical basis, our operations have generally produced consistent cash flow and have required limited capital resources. We believe our current and near term cash flow positions will enable us to fund our continued anticipated growth.

     Operating Activities
     The net cash provided by our operating activities was $16,942,000 for the three month period ended March 31, 2009. The principal sources of net cash flows from operating activities for the three month period ended March 31, 2009 were net income, non-cash charges to operations for bad debt provisions, and depreciation and amortization. Additionally, operating activities’ cash flows increased by $7,149,000 as a result of the timing of payments for accrued payroll, accrued and withheld payroll taxes. The operating activity that used the largest amount of cash during the three month period ended March 31, 2009 was a net increase of $4,760,000 in accounts and notes receivable and long-term notes receivable resulting primarily from the 8.9% growth in the Company’s 2009 first quarter revenues. Additionally, operating activities’ cash flows were decreased from the timing of payments under our various insurance plans, as well as for the payments of income taxes.
     Investing Activities
     Our principal use of cash in investing activities for the three month period ended March 31, 2009 was $2,118,000 for the net purchases of marketable securities. Additionally, we expended $419,000 for the purchase of housekeeping equipment, computer software and equipment, and laundry equipment installations. Under our current plans, which are subject to revision upon further review, it is our intention to spend an aggregate of $1,000,000 to $1,500,000 during the remainder of 2009 for such capital expenditures.
     Financing Activities
     On February 20, 2009 we paid, to shareholders of record on February 6, 2009, a regular quarterly cash dividend of $.17 per common share. Such regular quarterly cash dividend payment in the aggregate was $7,388,000. Additionally, on April 14, 2009, our Board of Directors declared a regular cash dividend of $.18 per common share to be paid on May 15, 2009 to shareholders of record as of April 24, 2009.
Our Board of Directors review our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.
During the first quarter of 2009, we received proceeds of $18,000 from the exercise of stock options by employees. Additionally, we recognized an income tax liability of $96,000 from equity compensation plans’ transactions.
     Line of Credit
     We have a $33,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At March 31, 2009, there were no borrowings under the line. However, at such date, we had outstanding a $31,925,000 irrevocable standby letter of credit which relate to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $31,925,000 at March 31, 2009.
     The line of credit requires us to satisfy two financial covenants. Such covenants, and their respective status at March 31, 2009, were as follows:

Covenant Description and Requirement	Status at March 31, 2009
Commitment coverage ratio: cash and cash equivalents must equal or exceed outstanding obligations under the line by a multiple of 2	Commitment coverage is 3.0

Tangible net worth: must exceed $156,310,000	Tangible net worth is $183,493,000
As noted above, we complied with the financial covenants at March 31, 2009 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2009. We believe the line of credit will be renewed at that time.
     Accounts and Notes Receivable
     We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Congress has enacted a number of laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally reliant on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At March 31, 2009 and December 31, 2008, we had $8,951,000 and $6,418,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.
As a result of the current economic crisis, many states have significant budget deficits. State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their Medicaid programs. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying those increases. A few states have indicated it is possible they will run out of cash to pay Medicaid providers, including nursing homes. Any of these changes would adversely affect the liquidity of our clients, resulting in their inability to make payments to us as agreed upon. Congress has enacted major economic stimulus legislation which may help to counter the impact of the economic crisis on state budgets. The legislation includes the temporary provision of additional federal matching funds to help states maintain their Medicaid programs. Given the volatility of the economic environment, it is difficult to predict the impact of this legislation on our clients’ liquidity and their ability to make payments to us as agreed.
We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $700,000 in the three month period ended March 31, 2009 and $500,000 in the three month period ended March 31, 2008. These provisions represent approximately .4% and .3%, as a percentage of total revenues for such respective periods. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.
At March 31, 2009, amounts due from our Major Client represented less than 1% of our accounts receivable balance. However, such client changes its payments terms, it would increase our accounts receivable balance and have a material adverse affect on our cash flows and cash and cash equivalents.
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

     Capital Expenditures
     The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment purchases, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2009, we estimate that for the remainder of 2009 we will have capital expenditures of approximately $1,000,000 to $1,500,000 in connection with housekeeping equipment purchases and laundry and linen equipment installations in our clients’ facilities, as well as expenditures relating to internal data processing hardware and software requirements. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would, if necessary, seek to obtain necessary working capital from such sources as long-term debt or equity financing.
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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
At March 31, 2009 and December 31, 2008 we had $96,422,000 and $86,914,000, respectively, in cash, cash equivalents and marketable securities. Pursuant to SFAS No. 157, Fair Value Measurements, the fair value of all of our cash, cash equivalents and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.
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
     Based on their evaluation as of March 31, 2009, pursuant to Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act 13a-15(e) are effective.
     In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by our management, including our Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended March 31, 2009, were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Certifications
     Certifications of the Principal Executive Officer and Principal Financial Officer regarding, among other items, disclosure controls and procedures are included as exhibits to this Form 10-Q.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
     Not Applicable
ITEM 1A. Risk Factors
     There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
ITEM 3. Defaults under Senior Securities.
     Not Applicable
ITEM 4. Submission of Matters to a Vote of Security Holders
     Not Applicable
ITEM 5. Other Information.
(a)	On January 5, 2009, certain executive officers and directors were granted stock options for 104,950 shares, in the aggregate, at the then current fair market value of $15.58 per share.
ITEM 6. Exhibits
(a)	Exhibits -
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE SERVICES GROUP, INC.
April 20, 2009	/s/ Daniel P. McCartney
Date	DANIEL P. McCARTNEY, Chief Executive Officer

April 20, 2009	/s/ Thomas A. Cook
Date	THOMAS A. COOK, President

April 20, 2009	/s/ Richard W. Hudson
Date	RICHARD W. HUDSON, Chief Financial Officer and Secretary