Form 10-Q
period 2009-06-30
HEALTHCARE SERVICES GROUP INC
filed 2009-07-23
CIK 731012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSISTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-120152
HEALTHCARE SERVICES GROUP, INC.

(Exact name of registrant as specified in its charter )

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
YES ☑  NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files
YES ☐  NO ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company “ as defined in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value: 43,461,000 shares outstanding as of July 21, 2009.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2009	2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,539,000	$37,501,000
Marketable securities, at fair value	$52,651,000	$49,414,000
Accounts and notes receivable, less allowance for doubtful accounts of $3,950,000 in 2009 and $3,214,000 in 2008	105,689,000	96,558,000
Prepaid income taxes	1,239,000	2,838,000
Inventories and supplies	16,544,000	16,079,000
Prepaid expenses and other	4,769,000	4,225,000

Total current assets	205,431,000	206,615,000
PROPERTY AND EQUIPMENT:
Laundry and linen equipment installations	1,785,000	1,767,000
Housekeeping equipment and office furniture	16,347,000	16,365,000
Autos and trucks	278,000	93,000

	18,410,000	18,225,000
Less accumulated depreciation	14,299,000	14,296,000

	4,111,000	3,929,000
GOODWILL	17,054,000	15,020,000
OTHER INTANGIBLE ASSETS, Less accumulated amortization of $3,124,000 in 2009 and $2,466,000 in 2008	9,776,000	5,033,000
NOTES RECEIVABLE- long term portion, net of discount	6,466,000	3,202,000
DEFERRED COMPENSATION FUNDING, at fair value	9,157,000	8,287,000
DEFERRED INCOME TAXES- long term portion	7,049,000	6,386,000
OTHER NONCURRENT ASSETS	68,000	89,000

TOTAL ASSETS	$259,112,000	$248,561,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,385,000	$9,301,000
Accrued payroll, accrued and withheld payroll taxes	15,140,000	14,365,000
Other accrued expenses	1,280,000	679,000
Deferred income taxes	670,000	754,000
Accrued insurance claims	4,385,000	3,943,000

Total current liabilities	30,860,000	29,042,000

ACCRUED INSURANCE CLAIMS- long term portion	10,233,000	9,201,000
DEFERRED COMPENSATION LIABILITY	9,319,000	8,636,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value: 100,000,000 shares authorized, 45,641,000 shares issued in 2009 and 45,563,000 in 2008	457,000	456,000
Additional paid in capital	90,046,000	84,421,000
Retained earnings	138,078,000	137,741,000
Common stock in treasury, at cost, 2,216,000 shares in 2009 and 2,335,000 in 2008	(19,881,000)	(20,936,000)

Total stockholders’ equity	208,700,000	201,682,000

TOTAL LIABILITITIES AND STOCKHOLDERS’ EQUITY	$259,112,000	$248,561,000

See accompanying notes.

Consolidated Statements of Income
                    (Unaudited)

	For the Three Months Ended June 30,
	2009	2008

Revenues	$170,896,000	$147,918,000
Operating costs and expenses:
Costs of services provided	145,830,000	127,074,000
Selling, general and administrative	13,516,000	10,124,000
Other Income :
Investment and interest	1,157,000	585,000

Income before income taxes	12,707,000	11,305,000

Income taxes	4,892,000	4,352,000

Net Income	$7,815,000	$6,953,000

Basic earnings per Common Share	$0.18	$0.16

Diluted earnings per Common Share	$0.18	$0.16

Cash dividends per Common Share	$0.18	$0.14

Basic weighted average number of Common Shares outstanding	43,537,000	43,080,000

Diluted weighted average number of Common Shares outstanding	44,262,000	43,962,000

See accompanying notes.

Consolidated Statements of Income
(Unaudited)

	For the Six Months Ended June 30,
	2009	2008

Revenues	$331,305,000	$295,177,000
Operating costs and expenses:
Costs of services provided	283,722,000	252,928,000
Selling, general and administrative	24,392,000	20,703,000
Other Income :
Investment and interest	2,094,000	909,000

Income before income taxes	25,285,000	22,455,000

Income taxes	9,734,000	8,645,000

Net Income	$15,551,000	$13,810,000

Basic earnings per Common Share	$0.36	$0.32

Diluted earnings per Common Share	$0.35	$0.31

Cash dividends per Common Share	$0.35	$0.27

Basic weighted average number of Common Shares outstanding	43,497,000	43,048,000

Diluted weighted average number of Common Shares outstanding	44,168,000	44,088,000

See accompanying notes.

Consolidated Statements of Cash Flows

	(Unaudited)
	For the Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net Income	$15,551,000	$13,810,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,513,000	1,494,000
Bad debt provision	1,450,000	850,000
Deferred income taxes (benefits)	(747,000)	46,000
Stock-based compensation expense	499,000	381,000
Amortization of premium on marketable securities	464,000
Unrealized gain on marketable securities	(373,000)
Unrealized loss (gain) on deferred compensation fund investments	(522,000)	491,000
Changes in operating assets and liabilities:
Accounts and notes receivable	(10,581,000)	(5,446,000)
Prepaid income taxes	1,599,000	—
Inventories and supplies	(190,000)	(290,000)
Notes receivable- long term portion	(3,264,000)	480,000
Deferred compensation funding	(348,000)	134,000
Accounts payable and other accrued expenses	656,000	(1,154,000)
Accrued payroll, accrued and withheld payroll taxes	293,000	1,340,000
Accrued insurance claims	1,474,000	(634,000)
Deferred compensation liability	1,037,000	(435,000)
Income taxes payable	—	(418,000)
Prepaid expenses and other assets	6,552,000	(1,135,000)

Net cash provided by operating activities	15,063,000	9,514,000

Cash flows from investing activities:
Disposals of fixed assets	211,000	82,000
Additions to property and equipment	(1,064,000)	(729,000)
Purchases of marketable securities, net	(3,329,000)
Cash paid for acquisition	(4,613,000)	—

Net cash used in investing activities	(8,795,000)	(647,000)

Cash flows from financing activities:
Acquisition of treasury stock	—	(4,551,000)
Dividends paid	(15,214,000)	(11,603,000)
Repayment of debt assumed in acquisition	(4,718,000)	—
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	43,000	31,000
Proceeds from the exercise of stock options	423,000	2,407,000
Tax benefit from equity compensation plans	236,000	3,135,000

Net cash used in financing activities	(19,230,000)	(10,581,000)

Net decrease in cash and cash equivalents	(12,962,000)	(1,714,000)

Cash and cash equivalents at beginning of the period	37,501,000	92,461,000

Cash and cash equivalents at end of the period	$24,539,000	$90,747,000

Supplementary Cash Flow Information:
Cash payments for income taxes, net of refunds	$8,646,000	$5,883,000

Issuance of 66,000 shares of Common Stock related to acquisition	$4,494,000	$—

Issuance of 49,000 shares of Common Stock in 2009 and 61,000 shares of Common Stock in 2008 pursuant to Employee Stock Plans	$777,000	$1,293,000

See accompanying notes.

Consolidated Statements of Stockholders’ Equity
(Unaudited)

	For the Six Months Ended June 30, 2009
			Additional
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
Balance, December 31, 2008	45,563,000	$456,000	$84,421,000	$137,741,000	($20,936,000)	$201,682,000

Net income for the period				15,551,000		15,551,000

Exercise of stock options and other stock-based compensation, net of 2,000 shares tendered for payment	78,000	1,000	422,000			423,000

Share-based compensation expense — stock options			354,000			354,000

Tax benefit arising from Stock Plans’ transactions			236,000			236,000

Treasury shares issued for Deferred Compensation Plan funding and redemptions (21,000 shares)			339,000		15,000	354,000

Shares issued pursuant to Employee Stock Plans (49,000 shares)			351,000		426,000	777,000

Cash dividends — $.35 per common share				(15,214,000)		(15,214,000)

Shares issued pursuant to Dividend Reinvestment Plan (3,000 shares)			20,000		23,000	43,000

Shares issued pursuant to acquisition (66,000)			3,903,000		591,000	4,494,000

Balance, June 30, 2009	45,641,000	$457,000	$90,046,000	$138,078,000	($19,881,000)	$208,700,000

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Reporting
          The accompanying financial statements are unaudited and do not include certain information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. However, in our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 2008 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 2008. The financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for either the quarter or six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year.
As of June 30, 2009, we operate one wholly-owned subsidiary, Huntingdon Holdings, Inc. (“Huntingdon”). Huntingdon invests our cash and cash equivalents, as well as managing our portfolio of marketable securities. On March 1, 2009, we sold our wholly-owned subsidiary HCSG Supply, Inc. (“Supply”) for approximately $1,100,000, financed principally through our acceptance of a secured promissory note which is recorded in our notes receivable in the accompanying June 30, 2009 balance sheet. As a result of the Supply sale, we recorded an immaterial gain in our 2009 first quarter consolidated statements of income.
On April 30, 2009, we executed an Asset Purchase Agreement to acquire essentially all of the assets of Contract Environmental Services, Inc (“CES”), a South Carolina based corporation which is a provider of professional housekeeping, laundry and dietary services to long-term care and related facilities. We believe the acquisition of CES expands and compliments our position of being the largest provider of such services to long-term care and related facilities in the United States. The aggregate consideration, subject to future revision, was approximately $13,800,000 consisting of approximately: (i) $4,600,000 in cash, (ii) a current issuance of approximately 66,000 shares of our common stock (valued at approximately $1,183,000) and a future issuance of approximately 265,000 shares (valued at approximately $3,311,000) contingent upon the achievement of certain financial targets, and (iii) the repayment of approximately $4,700,000 of certain debt obligations of CES. The allocation of such consideration has resulted in our recording in the accompanying June 30, 2009 consolidated balance sheets of the following assets; (i) approximately $8,900,000 consisting primarily of accounts receivable, (ii) $5,400,000 of amortizable intangible assets, and (iii) $2,000,000 of goodwill. Additionally, pursuant to the transaction we assumed approximately $2,500,000 of certain other liabilities of the seller.
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
Revenues from services provided and equipment sales are recorded net of sales taxes.
Note 2 — Fair Value Measurements and Marketable Securities
          Certain of our assets and liabilities are reported at fair value in the accompanying balance sheets. Such assets and liabilities include cash and cash equivalents, marketable securities, accounts and notes receivable, and accounts payable (including income taxes payable and accrued expenses). Additionally, the following tables provide fair value measurement information for our marketable securities and deferred compensation fund investment assets as of June 30, 2009 and December 31, 2008.

			As of June 30, 2009
			Fair Value Measurement Using:
				Significant
			Quoted Prices	Other	Significant
			in Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Marketable Securities	$52,651,000	$52,651,000	$52,651,000	$—	$—
Deferred Compensation Funding	$9,157,000	$9,157,000	$9,157,000	$—	$—

			As of December 31, 2008
			Fair Value Measurement Using:
				Significant
			Quoted Prices	Other	Significant
			in Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Marketable Securities	$49,414,000	$49,414,000	$49,414,000	$—	$—
Deferred Compensation Funding	$8,287,000	$8,287,000	$8,287,000	$—	$—
For the quarter and six month period ended June 30, 2009, the other income- investment and interest caption on our consolidated statements of income includes an unrealized loss from marketable securities of $272,000 and an unrealized gain from marketable securities of $373,000, respectively. There were no unrealized gains or losses reported in our consolidated statements of income in either of the three or six month periods ended June 30, 2008. Additionally, reported within the other income- investment and interest caption are realized gains from our marketable securities of $185,000 in the three and six month periods’ ended June 30, 2009.

			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
June 30, 2009	Cost	Gains	Losses	Fair Value
Type of security:
Marketable Securities	$51,132,000	$1,519,000	$—	$52,651,000

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2008	Cost	Gains	Losses	Fair Value
Type of security:
Marketable Securities	$48,268,000	$1,146,000	$—	$49,414,000
We adopted SFAS No. 159 effective January 1, 2008 and elected the fair value option contained therein for all marketable securities purchased since such adoption. Management elected the fair value option for its marketable securities because it views such investment securities as highly liquid and available to be drawn upon for working capital purposes making them essentially the same as its cash and cash equivalents.
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
The following table sets forth the amounts of our identifiable intangible assets subject to amortization, which were acquired in the Summit and CES acquisitions, and the amortization expense recognized thereon for the quarter and six month period ended June 30, 2009. The CES valuation represents a preliminary allocation and is subject to revision, although we do not believe the final allocation will have a material impact on the amount recorded at this time.:

	Acquisition	Amortization Expense
	Amount	2nd Quarter	Six Months
Customer Relationships	$12,100,000	$368,000	$607,000
Non-compete Agreements	800,000	25,000	50,000

Total	$12,900,000	$393,000	$657,000

          The customer relationships have a weighted-average amortization period of seven years and the non-compete agreements have a weighted-average amortization period of eight years. The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remaining six months in our 2009 fiscal year and the following four fiscal years:

	Customer	Non-Compete
Period/Year	Relationships	Agreements	Total
July 1 to December 31, 2009	$864,000	$50,000	$914,000
2010	$1,729,000	$100,000	$1,829,000
2011	$1,729,000	$100,000	$1,829,000
2012	$1,729,000	$100,000	$1,829,000
2013	$1,410,000	$100,000	$1,510,000
          The following table sets forth the amount of goodwill as of June 30, 2009 which is subject to impairment testing, rather than amortization. The goodwill associated with the CES acquisition is deductible for tax purposes over a fifteen year period.

CES	Summit	All other	Total
$2,034,000	$13,408,000	$1,612,000	$17,054,000
          The following table sets forth by reportable operating segment, as described in Note 5 herein, the amounts of goodwill:

Segment	Amount
Food	$2,380,000
Housekeeping	14,674,000

Total	$17,054,000

Note 4 — Other Contingencies
          We have a $33,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At June 30, 2009, there were no borrowings under the line of credit. However, at such date, we had outstanding a $31,925,000 irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $31,925,000 at June 30, 2009. The line of credit requires us to satisfy two financial covenants. We are in compliance with the financial covenants at June 30, 2009 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2010. We believe the line of credit will be renewed at that time.
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

	Housekeeping	Food	Corporate and
	services	services	eliminations		Total
Quarter Ended June 30, 2009
Revenues	$131,484,000	$39,440,000	$(28,000)		$170,896,000
Income before income taxes	$11,754,000	$2,007,000	$(1,054,000	)(1)	$12,707,000

Quarter Ended June 30, 2008
Revenues	$119,952,000	$27,592,000	$374,000		$147,918,000
Income before income taxes	$11,227,000	$701,000	$(623,000	)(1)	$11,305,000

Six Months Ended June 30, 2009
Revenues	$256,936,000	$74,244,000	$125,000		$331,305,000
Income before income taxes	$25,620,000	$3,763,000	$(4,098,000	)(1)	$25,285,000

Six Months Ended June 30, 2008
Revenues	$239,470,000	$54,833,000	$874,000		$295,177,000
Income before income taxes	$23,043,000	$1,979,000	$(2,567,000	)(1)	$22,455,000

(1)	represents primarily corporate office cost and related overhead, as well as consolidated subsidiary’s operations that are not allocated to the reportable segments.
          Total Revenues from Clients
          The following revenues earned from clients differ from segment revenues reported above due to the inclusion of adjustments used for segment reporting purposes by management. We earned total revenues from clients in the following service categories:

	For the Quarter Ended June 30,
	2009	2008
Housekeeping services	$88,412,000	$82,257,000
Laundry and linen services	41,834,000	37,365,000
Food Services	39,995,000	27,703,000
Maintenance services and Other	655,000	593,000

	$170,896,000	$147,918,000

	For the Six Months Ended June 30,
	2009	2008
Housekeeping services	$175,142,000	$164,875,000
Laundry and linen services	80,740,000	74,207,000
Food Services	74,222,000	55,010,000
Maintenance services and Other	1,201,000	1,085,000

	$331,305,000	$295,177,000

          Major Client
          We have one client, a nursing home chain (“Major Client”), which accounted for the respective percentages of our revenues as detailed below:

	2009	2009
	Six months	2nd quarter
Total revenues	13%	13%
Housekeeping	13%	13%
Food	12%	11%

	2008	2008
	Six months	2nd quarter
Total revenues	15%	15%
Housekeeping	14%	14%
Food	19%	18%
Additionally, at both June 30, 2009 and December 31, 2008, amounts due from such client represented less than 1% of our accounts receivable balance. The loss of such client, or a significant reduction in revenues from such client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.
Note 6 — Earnings Per Common Share
          A reconciliation of the numerator and denominator of basic and diluted earnings per common share is as follows:

	Quarter Ended June 30, 2009
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net income	$7,815,000

Basic earnings per common share	$7,815,000	43,537,000	$.18
Effect of dilutive securities:
Options		725,000

Diluted earnings per common share	$7,815,000	44,262,000	$.18

	Quarter Ended June 30, 2008
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net income	$6,953,000

Basic earnings per common share	$6,953,000	43,080,000	$.16
Effect of dilutive securities:
Options		882,000

Diluted earnings per common share	$6,953,000	43,962,000	$.16

	Six Months Ended June 30, 2009
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net income	$15,551,000

Basic earnings per common share	$15,551,000	43,497,000	$.36
Effect of dilutive securities:
Options		671,000	(.01)

Diluted earnings per common share	$15,551,000	44,168,000	$.35

	Six Months Ended June 30, 2008
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount
Net income	$13,810,000

Basic earnings per common share	$13,810,000	43,048,000	$.32
Effect of dilutive securities:
Options		1,040,000	(.01)

Diluted earnings per common share	$13,810,000	44,088,000	$.31

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
Options to purchase 356,000 and 360,000 shares of common stock at an average exercise price of $20.89 per common share were outstanding during the three and six month periods ended June 30, 2009, respectively, but not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, would be antidilutive.
Note 7 — Dividends
          We have paid regular quarterly cash dividends since the second quarter of 2003. During the six month period ended June 30, 2009, we paid regular cash dividends totaling $15,214,000 as follows.

	1st Quarter	2nd Quarter
Cash dividend per common share	$.17	$.18
Total cash dividends paid	$7,388,000	$7,826,000
Record date	February 6	April 24
Payment date	February 20	May 15
On July 14, 2009, our Board of Directors declared a regular quarterly cash dividend payment of $.19 per common share to be paid on August 7, 2009 to shareholders of record as of July 24, 2009.
Note 8 — Share-Based Compensation
     Stock Options
     During the six month period ended June 30, 2009, the stock option activity under our 2002 Stock Option Plan, 1995 Incentive and Non-Qualified Stock Option Plan for key employees, and 1996 Non-Employee Director’s Stock Option Plan (collectively the “Stock Option Plans”), was as follows:

			Weighted
			Average
			Remaining
	Weighted		Contractual	Aggregate
	Average	Number	Life	Intrinsic
	Price	of Shares	(In Years)	Value
Outstanding, January 1, 2009	$10.14	1,896,000
Granted	15.58	421,000
Cancelled	19.35	(24,000)
Exercised	5.63	(80,000)

Outstanding, June 30, 2009	$11.24	2,213,000	5.46	$15,772,000

Options exercisable as of June 30, 2009		1,515,000	3.78	$14,820,000

The following table summarizes information about stock options outstanding at June 30, 2009.

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price Range	Outstanding	Life	Price	Exercisable	Price
$1.50 - 2.74	189,000	2.31	$2.64	189,000	$2.64
3.01 - 5.53	584,000	4.03	4.78	584,000	4.78
9.10 - 9.10	332,000	5.49	9.10	332,000	9.10
13.81 -15.58	753,000	5.91	14.78	339,000	13.81
$20.89 -20.89	355,000	8.51	20.89	71,000	20.89

	2,213,000	5.46	$11.24	1,515,000	$8.24

Other information pertaining to option activity during the six month periods ended June 30, 2009 and June 30, 2008 was as follows:

	June	June
	30, 2009	30, 2008
Weighted average grant-date fair value of stock options granted:	$1,545,000	$2,237,000
Total fair value of stock options vested:	$447,000	$-0-
Total pre-tax intrinsic value of stock options exercised:	$967,000	$8,505,000
Total pre-tax share-based compensation expense charged against income:	$354,000	$224,000
Total unrecognized compensation expense related to non-vested options:	$2,793,000	$2,013,000
Under our Stock Option Plans at June 30, 2009, in addition to the 2,213,000 shares issuable pursuant to outstanding option grants, an additional 2,002,000 shares of our Common Stock are available for future grants. Options outstanding and exercisable were granted at stock option prices which were not less than the fair market value of our Common Stock on the date the options were granted and no option has a term in excess of ten years. Additionally, with the exception of the options granted in 2009 and 2008, options became vested and exercisable either on the date of grant or commencing six months after the option grant date. The options granted in 2009 and 2008 become vested and exercisable ratably over a five year period on each yearly anniversary date of the option grant.
At June 30, 2009, the total unrecognized compensation expense related to non-vested options, as reported above, was expected to be recognized through the fourth quarter of 2013 for the options granted in 2009 and the fourth quarter of 2012 for the options granted in 2008. The fair value of options granted in 2009 and 2008 was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	2009	2008
Risk-free interest rate	2.5%	4.2%
Expected volatility	41.0%	35.9%
Weighted average expected life in years	6.5	4.5
Dividend yield	3.6%	2.0%
     Employee Stock Purchase Plan
     Total pre-tax share-based compensation expense charged against income for the three and six month periods ended June 30, 2009 and June 30, 2008 for options granted under our Employee Stock Purchase Plan (“ESPP”) was:

2009		2008
2nd Quarter	Six Months	2nd Quarter	Six Months
$65,000	$145,000	$91,000	$158,000
It is estimated, at this time, that the expense attributable to such share-based payments in each of the subsequent quarters of 2009 will approximate the average of the amounts recorded in the 2009 first and second quarter. However, such future expense related to our ESPP will be impacted by, and be dependent on the change in our stock price over the remaining period up to the December 31, 2009 measurement date.
Such expense was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	2009
	2nd Quarter	Six Months
Risk-free interest rate	0.2%	0.2%
Expected volatility	62.9%	62.9%
Weighted average expected life (in years)	1.0	1.0
Dividend yield	3.6%	3.6%

	2008
	2nd Quarter	Six Months
Risk-free interest rate	3.6%	3.6%
Expected volatility	38.8%	38.8%
Weighted average expected life (in years)	1.0	1.0
Dividend yield	2.0%	2.0%
We may issue new common stock or re-issue common stock from treasury to satisfy our obligations under any of our share-based compensation plans.
Note 9 — Related Party Transactions
     One of our directors, as well as the brother of an officer and director (collectively “Related Parties”), have separate ownership interests in several different client facilities which have entered into service agreements with us. During the six month periods ended June 30, 2009 and June 30, 2008, the service agreements with the client facilities in which the Related Parties have ownership interests resulted in aggregate revenues of $2,719,000 and $2,609,000, respectively. At June 30, 2009 and December 31, 2008, accounts and notes receivable from such facilities of $1,793,000 (net of reserves of $926,000) and $1,837,000 (net of reserves of $739,000), respectively, are included in the accompanying consolidated balance sheets.
Another of our directors is a member of a law firm which was retained by us. During the six month periods’ ended June 30, 2009 and June 30, 2008, fees received from us by such firm did not exceed $100,000 in either period. Additionally, such fees did not exceed, in either period, 5% of such firm’s revenues.
Note 10 — Income Taxes
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
Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2005 through 2008, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2009.

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
Note 11 — Recently Issued Accounting Pronouncements
In December 2007, the FASB Statement 141R, “Business Combinations” (SFAS 141R”) was issued. SFAS 141R replaces SFAS 141. SFAS 141R requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. SFAS 141R also requires transactions costs related to the business combination to be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date, as well as our adoption date, for the pronouncement was January 1, 2009. The adoption did not have a material impact on our consolidated financial statements.
In April 2008 the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We have determined that the standard will not have a material impact on our consolidated financial statements.
In May 2008 the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles, or GAAP, in the U.S. SFAS No. 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We currently adhere to the hierarchy of GAAP as presented in SFAS No. 162, and therefore our adoption did not have an impact on our consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards for accounting for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective with interim and annual financial periods ending after June 15, 2009. Once adopted, we will assess the impact of SFAS 165 on our consolidated financial statement disclosures.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Cautionary Statement Regarding Forward Looking Statements
This report and documents incorporated by reference into this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, which are not historical facts but rather based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “believes”, “anticipates”, “plans”, “expects”, “will”, “goal”, and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; one client accounting for approximately 13% of revenues in the six month period ended June 30, 2009 (see Note 5 — “Major Client” in the accompanying Notes to Consolidated Financial Statements); risks associated with our acquisition of Contract Environmental Services, Inc., including integration risks and costs, or such business not achieving expected financial results or synergies or failure to otherwise perform as expected; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services; and the risk factors described in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008 in Part I under “Government Regulation of Clients”, “Competition”, “Service Agreements/Collections”, and under Item IA “Risk Factors”. Many of our clients’ revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which Congress has affected through the enactment of a number of major laws during the past decade. These laws have significantly altered, or threatened to alter, overall government reimbursement funding rates and mechanisms. The overall effect of these laws and trends in the long-term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing services could not be passed on to our clients.
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

RESULTS OF OPERATIONS
          The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of June 30, 2009 and December 31, 2008 and the periods then ended and the notes accompanying those financial statements.
          Overview
          We provide housekeeping, laundry, linen, facility maintenance and food services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States.
We believe that we are the largest provider of housekeeping and laundry services to the long-term care industry in the United States, rendering such services to approximately 2,300 facilities in 47 states as of June 30, 2009. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.
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
We are organized into two reportable segments; housekeeping, laundry, linen and facility maintenance (“Housekeeping”), and food services (“Food”). Housekeeping is being provided at all of our approximately 2,300 client facilities, generating approximately 78% or $257,083,000 of total consolidated revenues in the six month period ended June 30, 2009. Food is being provided to approximately 325 client facilities and contributed approximately 22% or $74,222,000 of 2009 six month period total consolidated revenues.
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
As of June 30, 2009, we operate one wholly-owned subsidiary, Huntingdon Holdings, Inc. (“Huntingdon”). Huntingdon invests our cash and cash equivalents, as well as managing our portfolio of marketable securities. On March 1, 2009, we sold our wholly-owned subsidiary HCSG Supply, Inc. (“Supply”) for approximately $1,100,000, financed principally through our acceptance of a secured promissory note which is recorded in our notes receivable in the accompanying June 30, 2009 balance sheet. As a result of the Supply sale, we recorded an immaterial gain in our consolidated statement of income for the six month period ended June 30, 2009.
On April 30, 2009, we executed an Asset Purchase Agreement to acquire essentially all of the assets of Contract Environmental Services, Inc (“CES”), a South Carolina based corporation which is a provider of professional housekeeping, laundry and dietary services to long-term care and related facilities. We believe the acquisition of CES expands and compliments our position of being the largest provider of such services to long-term care and related facilities in the United States. The aggregate consideration, subject to future revision, was approximately $13,800,000 consisting of approximately: (i) $4,600,000 in cash, (ii) a current issuance of approximately 66,000 shares of our common stock (valued at approximately $1,183,000) and a future issuance of approximately 265,000 shares (valued at approximately $3,311,000) contingent upon the achievement of certain financial targets, and (iii) the repayment of approximately $4,700,000 of certain debt obligations of CES. The allocation of such consideration has resulted in our recording in the accompanying June 30, 2009 consolidated balance sheets of the following assets; (i) approximately $8,900,000 consisting primarily of accounts receivable, (ii) $5,400,000 of amortizable intangible assets, and (iii) $2,000,000 of goodwill. Additionally, pursuant to the transaction we assumed approximately $2,500,000 of certain other liabilities of the seller.
           Consolidated Operations
          The following table sets forth, for the periods indicated, the percentage which certain items bear to consolidated revenues:

	Relation to Consolidated Revenues
	For the Quarter Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	85.3	85.9	85.6	85.7
Selling, general and administration	7.9	6.9	7.4	7.0
Investment and interest income	.7	.4	.6	.3

Income before income taxes	7.5	7.6	7.6	7.6
Income taxes	2.9	2.9	2.9	2.9

Net income	4.6%	4.7%	4.7%	4.7%

          Subject to the factors noted in the Cautionary Statement Regarding Forward Looking Statements included in this report, we anticipate our financial performance for the remainder of 2009 may be comparable to the six month period ended June 30, 2009 percentages presented in the above table as they relate to consolidated revenues.
          Housekeeping is our largest and core reportable segment, representing approximately 78% of consolidated revenues in each of the quarter and six month period ended June 30, 2009. Food revenues represented approximately 22% of consolidated revenues in each of such periods.

          Although there can be no assurance thereof, we believe that for the remainder of 2009 each of Housekeeping’s and Food’s revenues, as a percentage of consolidated revenues, will remain approximately the same as their respective percentages noted above. Furthermore, we expect the sources of growth for the remainder of 2009 for the respective operating segments will be primarily the same as historically experienced. Accordingly, although there can be no assurance thereof, the growth in Food is expected to come from our current Housekeeping client base, while growth in Housekeeping is expected to come primarily from obtaining new clients.
2009 Second Quarter Compared with 2008 Second Quarter
          The following table sets forth 2009 second quarter income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage changes of each compared to 2008 second quarter amounts. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles.

				Reportable Segments
		Percent	Corporate and	Housekeeping		Food
	Consolidated	increase	eliminations	Amount	% increase	Amount	% incrrease
Revenues	$170,896,000	15.5%	$(28,000)	$131,484,000	9.6%	$39,440,000	42.9%
Cost of services provided	145,830,000	14.8	(11,333,000)	119,730,000	10.1	37,433,000	39.2
Selling, general and administrative expense	13,516,000	33.5	13,516,000	—		—
Investment and interest income	1,157,000	97.6	1,157,000	—		—
Income before income taxes	$12,707,000	12.4%	(1,054,000)	$11,754,000	4.7%	$2,007,000	186.4%
Revenues
          Consolidated
          Consolidated revenues increased 15.5% to $170,896,000 in the 2009 second quarter compared to $147,918,000 in the 2008 second quarter as a result of the factors discussed below under Reportable Segments.
          Our Major Client accounted for 13% and 15%, respectively of consolidated revenues in the three month periods ended June 30, 2009 and June 30, 2008.The loss of such client would have a material adverse effect on the results of operations of our two operating segments. In addition, if such Major Client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.
          Reportable Segments
          Housekeeping’s 9.6% net growth in reportable segment revenues resulted primarily from revenues attributable to service agreements entered into with new clients. CES accounted for approximately 2.7% of the second quarter’s net growth in reportable segment revenues.
          Food’s 42.9% net growth in reportable segment revenues is primarily a result of providing this service to existing Housekeeping clients. CES accounted for approximately 16.2% of such quarter’s net growth in reportable segment revenues.
          We derived 13% and 11%, respectively, of Housekeeping and Food’s 2009 second quarter revenues from our Major Client.
Costs of services provided
          Consolidated
          Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues for the 2009 second quarter decreased to 85.3 % from 85.9 % in the corresponding 2008 quarter. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance

			Incr
Cost of Services Provided-Key Indicators	2009%	2008%	(Decr)%
Bad debt provision	.4	.2	.2
Workers’ compensation and general liability insurance	3.8	3.9	(.1)
The increase in bad debt provision resulted primarily from unfavorable collection experience. The slight decrease in workers’ compensation and general liability insurance is primarily a result of favorable claims experience during the quarter.
          Reportable Segments
          Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for the 2009 second quarter increased to 91.1% from 90.6% in the corresponding 2008 quarter. Cost of services provided for Food, as a percentage of Food revenues, for the 2009 second quarter decreased to 94.9% from 97.5% in the corresponding 2008 quarter.
The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues, which we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators	2009%	2008%	Incr (Decr) %
Housekeeping labor and other labor costs	82.1	81.6	.5
Housekeeping supplies	6.0	5.6	.4
Food labor and other labor costs	52.4	53.5	(1.1)
Food supplies	38.0	39.9	(1.9)
The increase in Housekeeping labor and other labor costs, as percentage of Housekeeping revenues, resulted primarily from inefficiencies in managing these costs. The increase in Housekeeping supplies resulted primarily from vendor price increases.
The decrease in Food labor and other labor costs, as a percentage of Food revenues, resulted from efficiencies achieved in managing such costs at the facility level. The decrease in Food supplies, as a percentage of Food revenues, resulted primarily from more efficient use of these supplies at the facility level, as well as improved purchasing programs.

Consolidated Selling, General and Administrative Expense
          Selling, general and administrative expenses increased in the 2009 second quarter to 7.9%, as a percentage of consolidated revenues, compared to 6.8% in the 2008 second quarter. The increase is primarily attributable to recognizing a net $766,000 increase change in compensation expense as a result of the increase in market value of the investments held in our Deferred Compensation Fund which was offset by the recording of such income as discussed below in Consolidated Investment and Interest Income. Additionally, we incurred increased professional fees during the 2009 second quarter in connection with our CES acquisition and other matters.
Consolidated Investment and Interest Income
          Investment and interest income, as a percentage of consolidated revenues, increased to .7% in the 2009 second quarter compared to .4% in the 2008 second quarter. The net increase is primarily attributable to increase in market value of the investments held in our Deferred Compensation Fund which was offset somewhat by reduced interest earned on investments.
Income before Income Taxes
          Consolidated
          As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for the 2009 second quarter decreased slightly to 7.5%, as a percentage of consolidated revenues, compared to 7.6% in the 2008 second quarter.
          Reportable Segments
          Housekeeping realized a 4.7% increase in income before income taxes in comparing the three month periods ended June 30, 2009 and June 30, 2008. CES contributed approximately 3.8% of the quarter’s increase in income before income taxes with the remaining income before income taxes improvement being attributable to the gross profit earned on Housekeeping’s 6.9% organic revenue growth.
Food’s 2009 second quarter income before income taxes increased 186% in comparing it to the 2008 second quarter. The increase is primarily attributable to the gross profit earned on the 26.7% organic revenue growth, as well as efficiencies achieved in managing operations at the facility level. CES contributed approximately 31.3% of the quarter’s increase in income before income taxes.
Consolidated Income Taxes
          Our effective tax rate for both of the three month periods ended June 30, 2009 and June 30, 2008 was 38.5%. Our 38.5% effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes and estimated tax credits available to the Company.
Consolidated Net Income
          As a result of the matters discussed above, consolidated net income for the 2009 second quarter remained essentially unchanged at 4.6%, as a percentage of consolidated revenues, compared to 4.7% in the 2008 second quarter.

2009 Six Month Period Compared with 2008 Six Month Period
          The following table sets forth for the six month period ended June 30, 2009 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage changes of each compared to the six month period ended June 30, 2008 amounts.

				Reportable Segments
		Percent	Corporate and	Housekeeping		Food
	Consolidated	increase	eliminations	Amount	% incr	Amount	% incr
Revenues	$331,305,000	12.2%	$125,000	$256,936,000	7.3%	$74,244,000	35.4%
Cost of services provided	283,722,000	12.2	(18,075,000)	231,316,000	6.9	70,481,000	33.4
Selling, general and administrative expense	24,392,000	17.8	24,392,000	—		—
Investment and interest income	2,094,000	130.2	2,094,000	—		—
Income before income taxes	$25,285,000	12.6%	(4,098,000)	$25,620,000	11.2%	$3,763,000	90.1%
Revenues
          Consolidated
          Consolidated revenues increased 12.2% to $331,305,000 in the six month period ended June 30, 2009 compared to $295,177,000 in the same 2008 period as a result of the factors discussed below under Reportable Segments.
Our Major Client accounted for 13% and 15%, respectively of consolidated revenues in the six month periods ended June 30, 2009 and June 30, 2008.
          Reportable Segments
          Housekeeping’s 7.3% net growth in reportable segment revenues resulted primarily from an increase in revenues attributable to service agreements entered into with new clients. CES accounted for approximately 1.3% of the six month period’s net growth in reportable segment revenues.
Food’s 35.4% net growth in reportable segment revenues is primarily a result of providing this service to existing Housekeeping clients. CES accounted for approximately 8.2% of the six month period’s net growth in reportable segment revenues.
We derived 13% and 12%, respectively, of Housekeeping and Food’s 2009 six month period’s revenues from the Major Client.
Costs of services provided
          Consolidated
          Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues for the six month period ended June 30, 2009 decreased to 85.6% from 85.7% in the corresponding 2008 period.

The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance

			Incr
Cost of Services Provided-Key Indicators	2009%	2008%	(Decr)%
Bad debt provision	.5	.3	.2
Workers’ compensation and general liability insurance	3.8	3.1	.7
The increase in bad debt provision resulted primarily from unfavorable collection experience. The increase in workers’ compensation and general liability insurance is primarily due to unfavorable claims’ experience during the six month period.
          Reportable Segments
          Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for the six month period ended June 30, 2009 decreased to 90.0% from 90.4% in the corresponding 2008 period. Cost of services provided for Food, as a percentage of Food revenues, for the 2009 six month period decreased to 94.9% from 96.4% in comparing it to the 2008 six month period.
The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues, that we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators	2009%	2008%	Incr (Decr) %
Housekeeping labor and other labor costs	81.2	81.3	(.1)
Housekeeping supplies	6.0	6.1	(.1)
Food labor and other labor costs	52.1	53.6	(1.5)
Food supplies	39.4	39.6	(.2)
The decrease in Housekeeping labor and other labor costs, as a percentage of Housekeeping revenues, resulted primarily from efficiencies achieved in managing these costs at the facility level. The decrease in Housekeeping supplies resulted primarily from better management of these costs.
The decrease in Food labor and other labor costs, as a percentage of Food revenues, resulted from efficiencies achieved in managing these costs at all operating levels. The decrease in Food segment supplies, as a percentage of Food segment revenues, is a result of better management of these supplies at the facility level and improved purchasing programs.
Consolidated Selling, General and Administrative Expense
          Consolidated selling, general and administrative expense increased to 7.4%, as a percentage of consolidated revenues in the six month period ended June 30, 2009 compared to 7.0% in the 2008 six month period. The increase is primarily attributable to the affect of recognizing a net $1,013,000 increase change in compensation expense as a result of the increase in market value of the investments held in our Deferred Compensation Fund which was offset by the recording of such income as discussed below in Consolidated Investment and Interest Income. Additionally, we incurred increased professional fees associated with the CES acquisition and other matters.

Consolidated Investment and Interest Income
          Investment and interest income, as a percentage of consolidated revenues, increased to .6% in the 2009 six month period compared to .3% in the same 2008 period. The increase was primarily attributable to an increase in the market value of investments held in our Deferred Compensation Fund, and the interest earned, and realized and unrealized net gains on our marketable securities portfolio.
Income before Income Taxes
          Consolidated
          As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for the six month period ended June 30, 2009 remained constant, in comparison to the same 2008 period, at 7.6%, as a percentage of consolidated revenues.
          Reportable Segments
          Housekeeping’s 11.2% increase in income before income taxes is primarily attributable to the gross profit earned on the 6.0% increase in organic reportable segment revenues. CES contributed approximately 1.9% of Housekeeping’s 2009 six month period’s increase in income before income taxes.
Food’s income before income taxes increase of 90.1% on a reportable segment basis is primarily attributable to the gross profit earned on the 27.2% increase in organic reportable segment revenues and efficiencies achieved in managing operations at the facility level. CES contributed approximately 11.1% of Food’s 2009 six month period’s increase in income before income taxes.
Consolidated Income Taxes
          Our effective tax rate for both of the six month periods ended June 30, 2009 and June 30, 2008 was 38.5%. Absent any significant change in federal, or state and local tax laws, we expect our effective tax rate for the remainder of 2009 to approximate 38.5%. Our 38.5% effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes and estimated tax credits available to the Company.
Consolidated Net Income
          As a result of the matters discussed above, consolidated net income for the six months ended June 30, 2009 remained at 4.7%, as a percentage of consolidated revenues, compared to the six month period ended June 30, 2008.
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

Summarized below for the six month period ended June 30, 2009 and year ended December 31, 2008 are the aggregate account balances for the three Allowance criteria noted above, net write-offs of client accounts, bad debt provision and allowance for doubtful accounts.

	Aggregate Account
	Balances of Clients
	in Bankruptcy or
Period	In/Pending	Net Write-Offs	Bad Debt	Allowance for
Ended	Collection/Litigation	of Client Accounts	Provision	Doubtful Accounts
June 30, 2009	$10,334,000	$714,000	$1,450,000	$3,950,000
December 31, 2008	$8,417,000	$5,304,000	$4,234,000	$3,214,000
At June 30, 2009, we identified accounts totaling $10,334,000 that require an Allowance based on potential impairment or loss of value. An Allowance totaling $3,950,000 was provided for these accounts at such date. Actual collections of these accounts could differ from that which we currently estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance would decrease net income by $196,000.
Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends, as more fully discussed under Liquidity and Capital Resources below, and as further described in our 2008 Annual Report on Form 10-K in Part I under ''Risk Factors’’, ''Government Regulation of Clients’’ and ''Service Agreements/Collections’’, change in such a manner as to negatively impact the cash flows of our clients. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.
Accrued Insurance Claims
We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance, which comprise approximately 29% of our liabilities at June 30, 2009. Our accounting for this plan is affected by various uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We address these uncertainties by regularly evaluating our claims’ pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluations are based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/ or industry trends result in an unfavorable change, it would have a material adverse effect on our consolidated results of operations and financial condition. Under these plans, predetermined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.
For workers’ compensation, we record a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of our historical data and open claims. The present value of the payout is determined by applying an 8% discount factor against the estimated value of the claims over the estimated remaining pay-out period. Reducing the discount factor by 1% would reduce net income by approximately $41,000. Additionally, reducing the estimated payout period by six months would result in an approximate $86,000 reduction in net income.
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
Liquidity and Capital Resources
At June 30, 2009, we had cash and cash equivalents, and marketable securities of $77,190,000 and working capital of $174,571,000 compared to December 31, 2008 cash and cash equivalents, and marketable securities of $86,915,000 and working capital of $177,573,000. We view our cash and cash equivalents, and marketable securities as our principal measure of liquidity. Our current ratio at June 30, 2009 decreased slightly to 6.7 to 1 compared to 7.1 to 1 at December 31, 2008. This decrease resulted from the timing of payments for accrued payroll, accrued and withheld payroll taxes, as well as the timing of payments for income taxes, which were offset by the increase in accounts and notes receivable resulting from primarily from our 12.2% increase in revenues. On an historical basis, our operations have generally produced consistent cash flow and have required limited capital resources. We believe our current and near term cash flow positions will enable us to fund our continued anticipated growth.
          Operating Activities
          The net cash provided by our operating activities was $15,063,000 for the six month period ended June 30, 2009. The principal sources of net cash flows from operating activities for this period were net income, non-cash charges to operations for bad debt provisions, and depreciation and amortization. Additionally, operating activities’ cash flows increased by $1,599,000 as a result of the timing of payments for income taxes. The operating activity that used the largest amount of cash during the six month period ended June 30, 2009 was a net increase of $13,845,000 in accounts and notes receivable and long-term notes receivable resulting primarily from the 12.2% growth in the Company’s 2009 six month period consolidated revenues. Additionally, the increase was impacted by receivables assumed in the CES acquisition, as well as the timing of collections.

          Investing Activities
          Our principal use of cash in investing activities for the six month period ended June 30, 2009 was $4,613,000 expended for the CES acquisition. Additionally, we expended $3,329,000 and $1,064,000, respectively, for the net purchases of marketable securities, and of housekeeping equipment, computer software and equipment, and laundry equipment installations. Under our current plans, which are subject to revision upon further review, it is our intention to spend an aggregate of $500,000 to $1,000,000 during the remainder of 2009 for such capital expenditures.
          Financing Activities
          In connection with the CES acquisition, we made cash payments of $4,718,000 for the repayment of CES debt assumed in the transaction.
We have paid regular quarterly cash dividends since the second quarter of 2003. During the six month period ended June 30, 2009 we paid regular cash dividends totaling $15,214,000 as follows.

	1st Quarter	2nd Quarter
Cash dividend per common share	$.17	$.18
Total cash dividends paid	$7,388,000	$7,826,000
Record date	February 6	April 24
Payment date	February 20	May 15
Additionally, on July 14, 2009, our Board of Directors declared a regular cash dividend of $.19 per common share to be paid on August 7, 2009 to shareholders of record as of July 24, 2009.
Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.
During the six month period ended June 30, 2009, we received proceeds of $423,000 from the exercise of stock options by employees and directors. Additionally, we recognized an income tax liability of $236,000 from equity compensation plans’ transactions.
          Line of Credit
          We have a $33,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At June 30, 2009, there were no borrowings under the line. However, at such date, we had outstanding a $31,925,000 irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $31,925,000 at June 30, 2009.
The line of credit requires us to satisfy two financial covenants. Such covenants, and their respective status at June 30, 2009, were as follows:

Covenant Description and Requirement	Status at June 30, 2009

Commitment coverage ratio: cash and cash equivalents must equal or exceed outstanding obligations under the line by a multiple of 2	Commitment coverage is 2.4

Tangible net worth: must exceed $160,217,000	Tangible net worth is $181,870,000
As noted above, we complied with the financial covenants at June 30, 2009 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2010. We believe the line of credit will be renewed at that time.

          Accounts and Notes Receivable
          We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Congress has enacted a number of laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally reliant on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At June 30, 2009 and December 31, 2008, we had $12,414,000 and $6,418,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.
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
We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $1,450,000 in the six month period ended June 30, 2009 and $850,000 in the six month period ended June 30, 2008. These provisions represent approximately .5% and .3%, as a percentage of total revenues for such respective periods. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.
At June 30, 2009, amounts due from our Major Client represented less than 1% of our accounts receivable balance. However, if such client changes its payments terms, it would increase our accounts receivable balance and have a material adverse affect on our cash flows and cash and cash equivalents.
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
          Capital Expenditures
          The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment purchases, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year

2009, we estimate that for the remainder of 2009 we will have capital expenditures of approximately $500,000 to $1,000,000 in connection with housekeeping equipment purchases and laundry and linen equipment installations in our clients’ facilities, as well as expenditures relating to internal data processing hardware and software requirements. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would, if necessary, seek to obtain necessary working capital from such sources as long-term debt or equity financing.
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
          Based on their evaluation as of June 30, 2009, pursuant to Exchange Act Rules 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act 13a-15(e) are effective.
          In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by our management, including our Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended June 30, 2009, were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          None
ITEM 3. Defaults under Senior Securities.
Not Applicable
ITEM 4. Submission of Matters to a Vote of Security Holders
          Our Annual Meeting of Shareholders was held on May 19, 2009. The results were as follows.
     (1) All of management’s nominees for directors received the requisite plurality of the votes cast by the shareholders and will hold office until their successors are elected and qualified (there being no opposition nominee):

	Shares voted
Director	“FOR”	Withheld
Daniel P. McCartney	26,636,000	15,168,000
Joseph F. McCartney	19,512,000	22,292,000
Robert L. Frome	25,415,000	16,389,000
Thomas A. Cook	25,105,000	16,699,000
Robert J. Moss	29,782,000	12,021,000
John M. Briggs	38,228,000	3,575,000
Dino D. Ottaviano	40,892,000	912,000
     (2) Proposal to approve and ratify selection of Grant Thornton LLP as the independent certified public accountants of the Company for its fiscal year ending December 31, 2008 was approved as follows:

Shares Voted	Shares Voted	Shares	Broker
“FOR”	“AGAINST”	“ABSTAINING”	Non-votes
41,366,000	375,000	62,000	—
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

HEALTHCARE SERVICES GROUP, INC.
July 22, 2009	/s/ Daniel P. McCartney
Date	DANIEL P. McCARTNEY,
Chief Executive Officer

July 22, 2009	/s/ Richard W. Hudson
Date	RICHARD W. HUDSON,
Chief Financial Officer and Secretary