Form 10-K
period 2009-12-31
HEALTHCARE SERVICES GROUP INC
filed 2010-02-16
CIK 731012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from to

Commission file number. 0-12015

HEALTHCARE SERVICES GROUP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2018365
(State or other jurisdiction of incorporated or organization)	(IRS Employer Identification No.)
3220 Tillman Drive, Suite 300, Bensalem, PA (Address of principal executive offices)	19020 (Zip Code)

Registrant’s telephone number, including area code:
(215) 639-4274

Securities registered pursuant to Section 12(b) of the 1934 Act:

Common Stock ($.01 par value)	The NASDAQ Global Select Market
Title of Class	Name of each exchange on which securities registered

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑  NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐  NO ☐

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☑

The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant as of the close of business on June 30, 2009 was approximately $720,000,000 based on closing sale price of the Common Stock on the NASDAQ National Global Select on that date. The Registrant does not have any non-voting common equity.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock (Common Stock, $.01 par value) as of the latest practicable date (February 15, 2010). 40,600,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 25, 2010 have been incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

Part I

References made herein to “we,” “our,” “us”, or “the Company” include Healthcare Services Group, Inc. and its wholly owned subsidiaries Huntingdon Holdings, Inc. and HCSG Supply, Inc. (which was sold on March 1, 2009).

Item I.  Business.

(a)	General

The Company is a Pennsylvania corporation, incorporated on November 22, 1976. We provide housekeeping, laundry, linen, facility maintenance and dietary services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. Based on the nature and similarities of the services provided, our business operations consist of two business segments (Housekeeping and Dietary, previously reported as Food). We believe that we are the largest provider of our services to the long-term care industry in the United States, rendering such services to approximately 2,300 facilities in 47 states as of December 31, 2009. We provide our Housekeeping services to essentially all the approximately 2,300 facilities and provide Dietary services to approximately 350 of such facilities. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

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

As of December 31, 2009, we operate a wholly-owned subsidiary, Huntingdon Holdings, Inc. (“Huntingdon”). Huntingdon invests our cash and cash equivalents as well as managing our portfolio of marketable securities. On March 1, 2009, we sold our wholly-owned subsidiary HCSG Supply, Inc. (“Supply”) for approximately $1,100,000, financed principally through our acceptance of a secured promissory note which is recorded in our notes receivable in the accompanying December 31, 2009 balance sheet.

(b)	Segment Information

The information called for herein is discussed below in Description of Services, and within Item 8 of this Annual Report on Form 10-K under Note 12 of Notes to Consolidated Financial Statements for the year ended December 31, 2009.

(c)	Description of Services

General

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of the health care industry.

We are organized into, and provide our services through two reportable segments; housekeeping, laundry, linen and other services (“Housekeeping”), and dietary services (“Dietary”).

Housekeeping consists primarily of the cleaning, disinfecting and sanitizing of patient rooms and common areas of a client’s facility, as well as the laundering and processing of the personal clothing belonging to the facility’s patients. Also within the scope of this segment’s service is the laundering and processing of the bed linens, uniforms and other assorted linen items utilized by a client facility.

Dietary consists primarily of providing dietician consulting professional services, the development of a menu that meets the patient’s dietary needs, and the purchasing and preparing of the food for delivery to the patients. We began the Dietary operations in 1997.

Both segments provide our services primarily pursuant to full service agreements with our clients. In such agreements, we are responsible for the management and hourly employees located at our clients’ facilities. We also provide services on the basis of a management-only agreement for a very limited number of housekeeping clients. Additionally, we also provide, individually or as a combination thereof, the specialized services of Dietary (dietary department management services, dietician consulting professional services and food supplies’ purchasing) on a stand-alone basis to certain clients. Our agreements with clients typically provide for a one year service term, cancelable by either party upon 30 to 90 days notice after the initial 90-day period.

Our labor force is interchangeable with respect to each of the services within Housekeeping. Our labor force with respect to Dietary is specific to it. There are many similarities in the nature of the services performed by each segment. However, there are some significant differences in the specialized expertise required of the professional management personnel responsible for delivering the services of the respective segments. We believe the services of each segment provide opportunity for growth.

For the year ended December 31, 2009, GGNSC Holdings LLC (doing business as Golden Horizons), our major client, accounted for approximately 12% of our total revenues. In 2009, we derived approximately 13% and 11% of Housekeeping and Dietary revenues, respectively, from such client. At December 31, 2009, amounts due from such client represented less than 1% of our accounts receivable balance. Although we expect to continue the relationship with this client, there can be no assurance thereof. The loss of such client, or a significant reduction in the revenues we receive from this client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

An overview of each of our segments follows:

Housekeeping

Housekeeping services. Housekeeping services is our largest service sector, representing approximately 52% or $361,644,000 of consolidated revenues in 2009. This service involves cleaning, disinfecting and sanitizing resident areas in our clients’ facilities. In providing services to any given client facility, we typically hire and train the hourly employees employed by such facility prior to our engagement. We normally assign two on-site managers to each facility to supervise and train hourly personnel and coordinate housekeeping services with other facility support functions. Such management personnel also oversee the execution of a variety of quality and cost-control procedures including continuous training and employee evaluation and on-site testing for infection control. The on-site management team also assists the facility in complying with Federal, state and local regulations.

Laundry and linen services. Laundry and linen services represent approximately 24% or $168,877,000 of consolidated revenues in 2009. Laundry services involve the laundering and processing of the residents’ personal clothing. We provide laundry services to all of our housekeeping clients. Linen services involve providing, laundering and processing of the sheets, pillow cases, blankets, towels, uniforms and assorted linen items used by our clients’ facilities. At some facilities that utilize our laundry and linen services, we install our own equipment.

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

Maintenance and other services. Maintenance services consist of repair and maintenance of laundry equipment, plumbing and electrical systems, as well as carpentry and painting. This service sector’s total revenues of $2,136,000 represent less than 1% of consolidated revenues.

Laundry installation sales. We (as a distributor of laundry equipment) sell laundry installations to our clients which generally represent the construction and installation of a turn-key operation. We generally offer payment terms, ranging from 36 to 60 months. During the years 2007 through 2009, laundry installation sales were not material to our operating results as we prefer to own such laundry installations in connection with performance of our service agreements.

Housekeeping operating performance is significantly impacted by our management of our costs of labor. Such costs of labor account for approximately 80%, as a percentage of Housekeeping revenues, of operating costs incurred at a facility service location. Changes in; wage rates resulting from legislative or other actions, anticipated staffing levels, and other unforeseen variations in our use of labor at a client service location will result in volatility of these costs. Additionally, the costs of supplies consumed in performing Housekeeping services, including linen costs, are affected by product specific market conditions and therefore subject to price volatility. Generally, this volatility is influenced by factors outside of our control and is unpredictable. Where possible, we try to obtain fixed pricing from vendors for an extended period of time on certain supplies to mitigate such pricing volatility. Although we endeavor to pass on such increases in our costs of labor and supplies to our clients, the inability to attain, or delays in attaining, such increases may negatively impact Housekeeping’s profit margins.

Dietary

Dietary services. We began providing dietary services in 1997. Dietary services represented 23% or $159,767,000 of consolidated revenues in 2009. Dietary services consist of the development of a menu that meets the residents’ dietary needs, purchasing and preparing the food to assure that residents receive an appetizing meal, and participation in monitoring the residents’ on-going nutritional status through providing dietician consulting professional services. On-site management is responsible for all daily dietary department activities, with regular support being provided by a district manager specializing in dietary services, as well as a registered dietitian. We also offer consulting services to facilities to assist them in cost containment and improve their dietary department service operations.

Dietary operating performance, although to different extents, is also impacted by price volatility in costs of labor and costs of supplies resulting from similar factors discussed above in Housekeeping. The primary difference in impact on Dietary operations from price volatility in costs of labor and costs of food-related supplies is that such costs represent approximately 50% and 40%, respectively, of food costs, as a percentage of Dietary revenues compared to Housekeeping’s respective costs as a percentage of Housekeeping revenue noted in the above discussion.

Operational Management Structure

By applying our professional management techniques, we generally can contain or control certain housekeeping, laundry, linen, facility maintenance and dietary service costs on a continuing basis. We manage and provide our services through a network of management personnel, as illustrated below.

Each facility is managed by an on-site Facility Manager, an Assistant Facility Manager, and if necessary, additional supervisory personnel. Districts, typically consisting of eight to twelve facilities, are supported by a District Manager and a Training Manager. District Managers bear overall responsibility for the facilities within their districts. They are generally based in close proximity to each facility. These managers provide active support to clients in addition to the support provided by our on-site management team. Training Managers are responsible for the recruitment, training and development of Facility Managers. A division consists of a number of regions within a specific geographical area. Divisional Vice Presidents manage each division. At December 31, 2009 we maintained 48 regions within seven divisions. Each region is headed by a Regional Vice President/Manager. Some regions also have a Regional Director who assumes primary responsibility for marketing our services within the respective region. Regional Vice Presidents/Managers and Regional Directors provide management support to a number of districts within a specific geographical area. Regional Vice Presidents/Managers and Regional Directors report to Divisional Vice Presidents who in turn report to the Senior Vice Presidents. We believe that our divisional, regional and district organizational structure facilitates our ability to best serve, and/or sell additional services to, our existing clients, as well as obtain new clients.

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

Marketing and Sales

Our services are marketed at four levels of our organization: at the corporate level by the Chief Executive Officer, President and the Senior Vice Presidents; at the divisional level by Divisional Vice Presidents; at the regional level by the Regional Vice Presidents/Managers and Regional Directors; and at the district level by District Managers. We provide incentive compensation to our operational personnel based on achieving financial and non-financial goals and objectives which are aligned with the key elements the Company believes are necessary for it to achieve overall improvement in its financial results and increase business development. Regional Directors receive incentive compensation based on achieving budgeted earnings and new business revenues.

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

Government Regulation of Clients

Our clients are subject to government regulation. Congress has enacted a number of major laws during the past years that have significantly altered government reimbursement for nursing home services, including the Balanced Budget Act of 1997 (“BBA”), the Benefits Improvement and Protection Act of 2000 (“BIPA”), and the Deficit Reduction Act of 2005 (“DRA”).

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

Service Agreements/Collections

We provide our services primarily pursuant to full service agreements with our clients. In such agreements, we are responsible for our management and hourly employees located at clients’ facilities. We provide services on the basis of a management agreement for a very limited number of housekeeping clients. In such agreements, our services are comprised of providing on-site management personnel, while the hourly and staff personnel remain employees of the respective client. Additionally, we also provide, individually or as a combination thereof, the specialized services of Dietary (dietary department management services, dietician consulting professional services and food supplies’ purchasing) on a stand-alone basis to certain clients.

We typically adopt and follow the client’s employee wage structure, including its policy of wage rate increases, and pass through to the client any labor cost increases associated with wage rate adjustments. Under a management agreement, we provide management and supervisory services while the client facility retains payroll responsibility for its hourly employees. Substantially all of our agreements are full service agreements. These agreements typically provide for a one year term, cancelable by either party upon 30 to 90 days’ notice after the initial 90-day period. As of December 31, 2009, we provided services to approximately 2,300 client facilities.

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

As a result of the current economic crisis, many states have significant budget deficits. State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their Medicaid programs. In addition, Federal health reform legislation has been proposed, that if enacted, would significantly expand state Medicaid programs. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying those increases. A few states have indicated it is possible they will run out of cash to pay Medicaid providers, including nursing homes. Any of these changes would adversely affect the liquidity of our clients, resulting in their inability to make payments to us as agreed upon.

In 2009, Federal economic stimulus legislation was enacted to counter the impact of the economic crisis on state budgets. The legislation includes the temporary provision of additional federal matching funds to help states maintain their Medicaid programs. It is uncertain whether additional federal funding will be provided in the future or if it will be provided in the form of matching funds. In addition, certain states have proposed legislation to provide additional funding for nursing home providers. Even if federal or state legislation is enacted that provides additional funding to Medicaid providers, given the volatility of the economic environment, it is difficult to predict the impact of this legislation on our clients’ liquidity and their ability to make payments to us as agreed.

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $2,404,000, $4,234,000 and $6,142,000 in the years ended December 31, 2009, 2008 and 2007, respectively (See Schedule II-Valuation and Qualifying Accounts, for year-end balances). These provisions represent .3%, .7% and 1.1%, as a percentage of total revenues, for the years ended December 31, 2009, 2008 and 2007, respectively. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows, as discussed in “Government Regulation of Clients” and “Risk Factors” of this report. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our consolidated results of operations and financial condition.

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

Employees

At December 31, 2009, we employed approximately 4,900 management, office support and supervisory personnel. Of these employees, 370 held executive, regional/district management and office support positions, and 4,530 of these employees were on-site management personnel. On such date, we employed approximately 22,300 hourly employees. Many of our hourly employees were previously support employees of our clients. We manage, for a limited number of our client facilities, the hourly employees who remain employed by those clients.

Approximately 13% of our hourly employees are unionized. The majority of these employees are subject to collective bargaining agreements that are negotiated by individual client facilities and are assented to by us, so as to bind us as an “employer” under the agreements. We may be adversely affected by relations between our client facilities and the employee unions. We are also a direct party to negotiated collective bargaining agreements covering a limited number of employees at a few facilities serviced by us. We believe our employee relations are satisfactory.

(d)	Financial Information About Geographic Areas

Our Housekeeping segment provides services in Canada, although essentially all of its revenues and net income, 99% in each category, are earned in one geographic area, the United States. The Dietary segment only provides services in the United States.

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

Golden Horizons, our major client, accounted for 12% of our 2009 total consolidated revenues, consisting of 13% and 11% of our Housekeeping and Dietary revenues, respectively. At December 31, 2009, amounts due from such client represented less than 1% of our accounts receivable balance. Although we expect to continue the relationship with this client, there can be no assurance thereof. The loss of such client, or a significant reduction in the revenues we receive from such client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Although we expect our acquisition of Contract Environmental Services, Inc. will result in benefits to our Company, those benefits may not occur, or may be delayed, because of integration and other challenges associated with the acquisition.

On April 30, 2009, we executed an Asset Purchase Agreement to acquire essentially all of the assets of Contract Environmental Services, Inc. (“CES”), a South Carolina based corporation which is a provider of professional housekeeping, laundry and dietary department services to long-term care and related facilities. Achieving the benefits we expect from the acquisition of CES depends in part on our ability to integrate CES and our operations and personnel in a timely and efficient manner. Although much of this integration has already occurred, there remain aspects of the integration, known and unknown, which will take time to fully accomplish. Such integration challenges include, but are not limited to:

•	potential loss of key employees and management;
•	integration of acquired personnel into our culture and philosophies;
•	diversion of management focus and attention;
•	assumption of liabilities and potentially unknown liabilities including past failures to comply with healthcare or other authorities’ regulations;
•	potential loss of clients acquired through the acquisition if there were changes in management of CES or if our operations do not meet the financial or service expectations of such clients.

Our clients are concentrated in the health care industry which is currently undergoing considerable legislative proposals to reform it.

We provide our services primarily to providers of long-term care. The U.S. Congress is considering legislation to reform healthcare in the United States which could significantly impact our clients. Although certain proposals have received various levels of legislative support, the key issues remain unresolved. We cannot predict what efforts, and to what extent, Congress’ proposals to contain healthcare costs will ultimately impact our clients’ revenues through government reimbursements. Whereas Congress has enacted a number of major laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally highly reliant on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients have resulted in, and could continue to result in, significant additional bad debts in the future.

We have clients located in many states which have had and may continue to experience significant budget deficits and such deficits may result in reduction of reimbursements to nursing homes.

Many states, in which our clients are located, have significant budget deficits as a result of lower than projected revenue collections and increased demand for the funding of entitlements. As a result of these and other adverse economic factors, state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying those increases. Some states have over the past year indicated it is possible they may be unable to make entitlement payments, including Medicaid payments to nursing homes. Any disruption or delay in the distribution of Medicaid and related payments to our clients will adversely affect their liquidity and impact their ability to pay us as agreed upon for the services provided.

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

We may from time to time become the subject in the ordinary course of business to material legal action related to, among other things, general liability, payroll or employee-related matters, as well as inquiries from governmental agencies. Legal actions could result in substantial monetary damages as well as adversely effecting our reputation and business status with our clients. As a result of the risks and consequences of legal actions, our results of operations and financial position could be adversely effected.

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

We manage and provide our services through a network of management personnel, from the on-site facility manager up to the executive officers of our Company. Therefore, we believe that our ability to recruit and sustain the internal development of managerial personnel is an important factor impacting future operating results and our ability to successfully execute projected growth strategies. Our professional management personnel are the key personnel in maintaining and selling additional services to current clients and obtaining new clients.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

We lease our corporate offices, located at 3220 Tillman Drive, Suite 300, Bensalem, Pennsylvania 19020. We also lease office space at other locations in Pennsylvania, Colorado, South Carolina, Connecticut, Florida, Illinois, California, and New Jersey. These locations serve as divisional or regional offices providing management and administrative services to both of our operating segments in their respective geographical areas.

We are also provided with office and storage space at each of our client facilities.

Management does not foresee any difficulties with regard to the continued utilization of all of the aforementioned premises. We also believe that such properties are sufficient for our current operations.

We presently own laundry equipment, office furniture and equipment, housekeeping equipment and vehicles. Such office furniture and equipment, and vehicles are primarily located at our corporate office, warehouse, and divisional and regional offices. We have housekeeping equipment at all client facilities where we provide services under a full service housekeeping agreement. Generally, the aggregate cost of housekeeping equipment located at each client facility is less than $2,500. Additionally, we have laundry installations at approximately 70 client facilities. Our cost of such laundry installations ranges between $5,000 and $150,000. We believe that such laundry equipment, office furniture and equipment, housekeeping equipment and vehicles are sufficient for our current operations.

Item 3.  Legal Proceedings.

As of December 31, 2009, there were no material pending legal proceedings to which we were a party, or as to which any of our property was subject, other than routine litigation, claims and/or proceedings believed to be adequately covered by insurance or which could be satisfied by us through monetary payments of non-material amounts.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

Our common stock, $.01 par value (the “Common Stock”), is traded under the symbol “HCSG” on the NASDAQ National Global Select. On February 15, 2010, there were approximately 40,600,000 shares of Common Stock outstanding and held by non-affiliates.

The high and low sales price quotations for our Common Stock during the years ended December 31, 2009 and 2008 ranged as follows:

	2009	2009

	High	Low

1st Qtr.	$16.44	$13.81
2nd Qtr.	$19.73	$14.32
3rd Qtr.	$19.42	$17.08
4th Qtr.	$22.00	$17.88

	2008	2008

	High	Low

1st Qtr.	$24.94	$19.78
2nd Qtr.	$20.90	$14.50
3rd Qtr.	$20.02	$14.68
4th Qtr.	$18.09	$12.91

(b)	Holders

We have been advised by our transfer agent, American Stock Transfer and Trust Company, that we had 780 holders of record of our Common Stock as of February 15, 2010. Based on reports of security position listings compiled for the 2009 annual meeting of shareholders, we believe we may have approximately 4,600 beneficial owners of our Common Stock.

(c)	Dividends

We have paid regular quarterly cash dividends since the second quarter of 2003. During 2009, we paid regular quarterly cash dividends totaling approximately $32,246,000.

A summary of such 2009 cash dividend payments follows:

	Cash Dividend	Payment Date	Record Date

1st Quarter	$.17	February 20	February 6
2nd Quarter	$.18	May 15	April 24
3rd Quarter	$.19	August 7	July 24
4th Quarter	$.20	November 6	October 23

Additionally, on January 26, 2010, our Board of Directors declared a regular quarterly cash dividend of $.21 per common share, which will be paid on March 5, 2010 to shareholders of record as of the close of business on February 12, 2010.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth for the Company’s equity compensation plans, on an aggregated basis, the number of shares of its Common Stock subject to outstanding options, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of December 31, 2009.

Number of Securities
Remaining Available
for Future
	Number of		Issuance Under
	Securities to be		Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding Options,	Outstanding Options,	Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column
Plan Category	(a)	(b)	(a))(c)

Equity compensation plans approved by security holders	2,049,000 (1)	$11.33	4,216,000 (2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,049,000	$11.33	4,216,000

(1)	Represents shares of Common Stock issuable upon exercise of outstanding options granted under either the 2002 Stock Option Plan, the 1996 Non-employee Director’s Stock Option Plan, or the 1995 Incentive and Non-Qualified Stock Option Plan (the “Stock Option Plans”).

(2)	Includes options to purchase 2,014,000 shares available for future grant under the Company’s Stock Option Plans. Also includes 1,845,000 and 357,000 shares available for issuance under the Company’s 1999 Employee Stock Purchase Plan and 1999 Deferred Compensation Plan, respectively (collectively, the “1999 Plans”). Treasury shares may be issued under the 1999 Plans.

(e)	Performance Graph

The graph below matches Healthcare Services Group, Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Health Care Distributors index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 12/31/2004 to 12/31/2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Healthcare Services Group, Inc., The S&P 500 Index
And The S&P Health Care Distributors Index

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill companies Inc. All rights reserved.

	12/04	12/05	12/06	12/07	12/08	12/09
Healthcare Services Group, Inc.	100.00	151.58	216.36	242.40	188.75	264.92
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
S&P Health Care Distributors	100.00	129.26	127.51	132.80	83.39	121.38

The stock price performance included in this graph is not necessarily indicative of future price performance.

Item 6.	Selected Financial Data.

The following selected condensed consolidated financial data has been derived from, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto, included elsewhere in this report on Form 10-K and incorporated herein by reference.

	(in thousands except for per share data)
	Years Ended December 31:

	2009	2008	2007	2006	2005

Selected Operating Results:
Total revenue	$692,695	$602,718	$577,721	$511,631	$466,291
Net income	$30,342	$26,614	$29,578	$25,452	$19,096
Basic earnings per Common Share	$.70	$.62	$.70	$.62	$.47
Diluted earnings per Common Share	$.69	$.60	$.67	$.59	$.45
Selected Balance Sheet Data:
Total assets	$265,892	$248,561	$243,368	$215,556	$188,430
Stockholders’ equity	$208,774	$201,682	$194,718	$165,477	$148,163
Selected Other Financial Data:
Working capital	$177,453	$177,573	$167,217	$140,627	$142,535
Cash dividends per common share	$.74	$.58	$.42	$.31	$.20
Weighted average number of common shares outstanding for basic EPS	43,584	43,131	42,286	41,176	40,381
Weighted average number of common shares outstanding for diluted EPS	44,286	44,025	43,847	43,147	42,480

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Cautionary Statement Regarding Forward Looking Statements

This report and documents incorporated by reference into this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, are not historical facts but rather based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “believes”, “anticipates”, “plans”, “expects”, “will”, “goal”, and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; proposed legislation to reform the U.S. healthcare system in an effort to contain healthcare costs; credit and collection risks associated with this industry; one client accounting for approximately 12% of revenues in 2009-(see notes 1 and 12, “Major Client” in the accompanying Notes to Consolidated Financial Statements); risks associated with our acquisition of Contract Environmental Services, Inc., including integration risks and costs, or such business not achieving expected financial results or synergies or failure to otherwise perform as expected; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, including state and local regulations pertaining to the taxability of our services; and the risk factors described in Part I in this report under “Government Regulation of Clients”, “Competition”, “Service Agreements/Collections”, and under Item IA “Risk Factors”. Many of our clients’ revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which Congress has affected through the enactment of a number of major laws during the past years. These laws have significantly altered, or threatened to alter, overall government reimbursement funding rates and mechanisms. In addition, the current economic crises could adversely affect such funding. The overall effect of these laws and trends in the long-term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing services could not be passed on to our clients.

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

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of December 31, 2009 and the year then ended and the notes accompanying those financial statements contained herein under Item 8.

As disclosed in Note 2 of the Notes to the Consolidated Financial Statements, the CES acquisition was effective as of April 30, 2009. The CES results of operations, for the period May 1, 2009 to December 31, 2009 are included in our 2009 consolidated results of operations and financial information presented below. Such impact, when material and quantifiable, is discussed where we believe it would contribute to the reader’s understanding of our financial statements.

Overview

We provide housekeeping, laundry, linen, facility maintenance and dietary department services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe that we are the largest provider of housekeeping and laundry services to the long-term care industry in the United States, rendering such services to approximately 2,300 facilities in 47 states as of December 31, 2009. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

We provide our services primarily pursuant to full service agreements with our clients. In such agreements, we are responsible for the management and hourly employees located at our clients’ facilities. We also provide services on the basis of a management-only agreement for a very limited number of housekeeping clients. Additionally, we also provide, individually or as a combination thereof, the specialized services of Dietary (dietary department management services, dietician consulting professional services and food supplies’ purchasing) on a stand-alone basis to certain clients. Our agreements with clients typically provide for a one year service term, cancelable by either party upon 30 to 90 days notice after the initial 90-day period.

We are organized into two reportable segments; housekeeping, laundry, linen and other services (“Housekeeping”), and dietary department services (“Dietary”, previously reported as Food). At December 31, 2009, Housekeeping is being provided at essentially all of our approximately 2,300 client facilities, generating approximating 77% or $532,928,000 of 2009 total revenues. Dietary is being provided to approximately 350 client facilities at December 31, 2009 and contributed approximately 23% or $159,767,000 of 2009 total revenues.

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

Dietary consists of providing dietician consulting professional services, for the development of a menu that meets the patient’s dietary needs, and the purchasing and preparing of the food for delivery to the patients.

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

Primarily, our costs of services provided can experience volatility and impact our operating performance in two key cost indicators. They are costs of labor, and costs of supplies, although the volatility of these costs impact each segment somewhat differently due to the respective costs as a percentage of that segment’s revenues. Housekeeping is more significantly impacted than Dietary as a consequence of our management of our costs of labor. Such costs of labor can account for approximately 80%, as a percentage of Housekeeping revenues. Dietary costs of labor account for approximately 50%, as a percentage of Dietary revenues. Changes in wage rates as a result of legislative or collective bargaining actions, anticipated staffing levels, and other unforeseen variations in our use of labor at a client service location or in management labor costs will result in volatility of these costs. In contrast, supplies consumed in performing our services is more significant for Dietary, accounting for approximately 40%, as a percentage of Dietary revenues, of total operating costs incurred at a Dietary facility service location. Housekeeping supplies, including linen products, account for approximately 6%, as a percentage of Housekeeping revenues, of total operating costs incurred at a Housekeeping facility service location. Generally, the volatility of these expenses is influenced by factors outside of our control and is unpredictable. This is because Housekeeping and Dietary supplies are principally commodity products and affected by market conditions specific to the respective products. Although we endeavor to pass on such increases in labor and supplies costs to our clients, the inability or delay in procuring service billing increases to reflect these additional costs would negatively impact our profit margins.

As a result of the current economic crisis, many states have significant budget deficits. State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their Medicaid programs. In addition, Federal “health reform” legislation has been proposed, that if enacted, would significantly expand state Medicaid programs. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying those increases. A few states have indicated it is possible they will run out of cash to pay Medicaid providers, including nursing homes. Any of these changes would adversely affect the liquidity of our clients, resulting in their inability to make payments to us as agreed upon.

In 2009, Federal economic stimulus legislation was enacted to counter the impact of the economic crisis on state budgets. The legislation includes the temporary provision of additional federal matching funds to help states maintain their Medicaid programs. It is uncertain whether additional federal funding will be provided in the future or if it will be provided in the form of matching funds. In addition, certain states have proposed legislation to provide additional funding for nursing home providers. Even if federal or state legislation is enacted that provides additional funding to Medicaid providers, given the volatility of the economic environment, it is difficult to predict the impact of this legislation on our clients’ liquidity and their ability to make payments to us as agreed.

We currently operate one wholly-owned subsidiary, Huntingdon Holdings, Inc. (“Huntingdon”). Huntingdon invests our cash and cash equivalents, as well as managing our portfolio of available-for-sale marketable securities. On March 1, 2009, we sold our wholly-owned subsidiary HCSG Supply, Inc. (“Supply”) for approximately $1,100,000 financed principally through our acceptance of a secured promissory note which is recorded in our notes receivable in the accompanying December 31, 2009 balance sheet. As a result of the Supply sale, we recorded an immaterial gain in our 2009 consolidated statements of income.

Consolidated Operations

The following table sets forth, for the years indicated, the percentage which certain items bear to consolidated revenues:

	Relation to Consolidated Revenues
	Years Ended December 31,

	2009	2008	2007

Revenues	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	86.3	86.5	85.4
Selling, general and administration	7.3	6.5	7.0
Investment and interest income	.7	.2	.7

Income before income taxes	7.1	7.2	8.3
Income taxes	2.7	2.8	3.2

Net income	4.4%	4.4%	5.1%

Subject to the factors noted in the Cautionary Statement Regarding Forward Looking Statements included in this report, we anticipate, although there can be no assurance thereof, our financial performance in 2010 may be comparable to the 2009 percentages presented in the above table as they relate to consolidated revenues.

Housekeeping is our largest and core reportable segment, representing approximately 77% of 2009 consolidated revenues. Dietary revenues represented approximately 23% of 2009 consolidated revenues.

Although there can be no assurance thereof, we believe that in 2010 each of Housekeeping’s and Dietary’s revenues, as a percentage of consolidated revenues, will remain approximately the same as their respective 2009 percentages noted above. Furthermore, we expect the sources of growth in 2010 for the respective operating segments will be primarily the same as historically experienced. Accordingly, although there can be no assurance thereof, the growth in Dietary is expected to come from our current Housekeeping client base, while growth in Housekeeping will primarily come from obtaining new clients.

2009 Compared with 2008

The following table sets forth 2009 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage increases of each compared to 2008 amounts. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles.

				Reportable Segments

				Housekeeping		Dietary

		Percent
		increase	Corporate and
	Consolidated	(decrease)	eliminations	Amount	%incr	Amount	%incr

Revenues	$692,695,000	14.9%	$127,000	$532,723,000	9.0%	$159,845,000	38.5%
Cost of services provided	597,715,000	14.7	(34,696,000)	480,348,000	8.6	152,063,000	35.6
Selling, general and administrative	50,269,000	27.2	50,269,000	—		—
Investment and interest income	4,624,000	242.8	4,624,000	—		—
Income before income taxes	$49,335,000	14.0%	$(10,822,000)	$52,375,000	12.4%	$7,782,000	137.9%

Revenues

Consolidated

Consolidated revenues increased 14.9% to $692,695,000 in 2009 compared to $602,718,000 in 2008 as a result of the factors discussed below under Reportable Segments.

We have one client, a nursing home chain (“Major Client”), which in 2009 and 2008 accounted for 12% and 15%, respectively, of consolidated revenues. At both December 31, 2009 and 2008 amounts due from such client represented less than 1% of our accounts receivable balance. Although we expect to continue the relationship with this client, there can be no assurance thereof, and the loss of such client, or a significant reduction in the revenues we receive from this client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Reportable Segments

Housekeeping’s 9.0% net growth in reportable segment revenues resulted primarily from an increase in revenues attributable to service agreements entered into with new clients. CES accounted for approximately 3% of the increase in housekeeping segment revenue.

Dietary’s 38.5% net growth in reportable segment revenues is primarily a result of providing this service to an increasing number of existing Housekeeping clients. CES accounted for approximately 15% of the increase in Dietary segment revenue.

We derived 13% and 11%, respectively, of Housekeeping and Dietary’s 2009 revenues from our Major Client.

Costs of services provided

Consolidated

As a percentage of consolidated revenues, cost of services decreased slightly to 86.3% in 2009 compared to 86.5% in 2008. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance.

Cost of Services Provided-Key Indicators	2009%	2008%	Incr/(Decr)%

Bad debt provision	.3	.7	(.4)
Workers’ compensation and general liability insurance	3.9	3.4	.5

The decrease in bad debt provision is primarily a result of less expense recorded related to certain nursing homes filing for bankruptcy. In the period when a client files for bankruptcy, we record a bad debt provision based upon our initial estimate of ultimate collectability. We revise such provision as additional information is available which we believe enables us to have a more accurate estimate of the collectability of an account. Some of our clients may experience liquidity problems because of governmental funding or operational issues. Such liquidity problems may cause them to not pay us as agreed upon or necessitate them filing for bankruptcy protection. In the event of additional clients filing for bankruptcy protection, we would increase our bad debt provision during our reporting period of such filing. Therefore, if more clients file for bankruptcy protection or if we have to increase our current provision related to existing bankruptcies, our bad debt provision may increase from our last two years’ average of .5%, as a percentage of consolidated revenues.

The workers’ compensation and general liability insurance expense increase is primarily a result of unfavorable claims’ experience during the year.

Reportable Segments

Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for 2009 decreased to 90.2% compared to 90.5% in 2008. Cost of services provided for Dietary, as a percentage of Dietary revenues, decreased for 2009 to 95.1% from 97.2% in 2008.

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues that we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators	2009%	2008%	Incr (Decr)%

Housekeeping labor and other labor costs	81.3	81.4	(.1)
Housekeeping segment supplies	6.4	6.2	.2
Dietary labor and other labor costs	52.5	53.2	(.7)
Dietary segment supplies	40.0	40.1	(.1)

Housekeeping labor and other labor costs, as a percentage of Housekeeping revenues, remained essentially unchanged in comparison to the prior year. We can realize volatility in Housekeeping labor and other labor costs from time to time as a result of inefficient management of labor in respect to adhering to established labor and other labor costs benchmarks at various operational levels, or the timing of passing through to clients’ changes in wage rates as a result of legislative or collective bargaining actions. Although we believe these factors were controlled effectively in 2009 in comparison to 2008, ineffective control of these factors in the future would result in unfavorable volatility in our labor and other labor costs. Housekeeping supplies increased slightly in comparison to prior year. We do realize volatility in the costs of supplies utilized in providing our Housekeeping services but we were able to mitigate any vendor price increases thru efficiencies in managing such costs. Our supplies’ costs are impacted by commodity pricing factors, which in many cases are unpredictable and outside of our control. Although we endeavor to pass on to clients such increased costs, from time to time, sporadic unanticipated increases in the costs of certain supply items due to economic conditions may result in a timing delay in obtaining such increases from our clients. Additionally, if the increase is a result of a temporary market condition or change in availability of the specific commodity, and trends indicate it will not continue, we may not be able to pass such temporary increase on to our clients until the time of our next scheduled annual service billing review.

The decrease in Dietary labor and other labor costs, as a percentage of Dietary revenues, resulted primarily from efficiencies in managing these costs as compared to prior periods. Additionally, such costs, as a percentage of Dietary revenues, recognized a net favorable effect as a result of CES operations, realizing lower Dietary labor and other labor costs, as a percentage of its Dietary revenues, than historically realized by the Company. As noted above in the Housekeeping labor and other labor costs discussion, our ability to control volatility in labor and other labor costs is directly related to our efficient management of labor at the various Dietary operational levels in respect to established staffing benchmarks, as well as procuring on a timely basis increases from clients to reflect increased labor and other labor costs. We believe Dietary’s improvement in labor and other labor costs is a result of addressing such volatility factors effectively.

The slight decrease in Dietary supplies, as a percentage of Dietary segment revenues, is a result of better management of these supplies at the facility level and improved vendor prices resulting from increases in our purchasing volume of Dietary supplies. Dietary supplies, to a much greater extent than Housekeeping supplies, are impacted by commodity pricing factors, which in many cases are unpredictable and outside of our control. Although we endeavor to pass on to clients such increased costs, from time to time, sporadic unanticipated increases in the costs of certain supply items due to market economic conditions may result in a timing delay in passing on such increases to our clients. Additionally in 2008, Dietary supply costs increased as the result of the impact of temporary market conditions on the specific commodity, which we did not anticipate and were unable to predict the extent of the upward trend in such supply costs. It is this type of spike in Dietary supplies’ costs that could most adversely affect Dietary’s operating performance. The adverse affect would be realized if we delay in passing on such costs to our clients or in instances where we may not be able to pass such increase on to our clients until the time of our next scheduled service billing review.

Consolidated Selling, General and Administrative Expense

Although consolidated selling, general and administrative expenses increased in 2009 by $10,746,000 or 27.2% over 2008, the increase resulted primarily from the affect of recording an increase to compensation expense (reported in this financial statement item) reflecting the increase in our Deferred Compensation liability of approximately $1,797,000 resulting from an increase in market value of the investments held in our Deferred Compensation Fund as noted below in Consolidated Investment and Interest Income discussion. Absent the effect of market value change in both 2009 and 2008 in our Deferred Compensation Fund, consolidated selling, general and administrative expenses increased $6,561,000 or 15.7%, which is consistent with our 14.9% growth in revenues. Additionally selling, general and administrative expenses year-to-year comparison is unfavorably affected by increased professional and legal fees incurred in 2009 associated with the CES acquisition and settlements of employment related matters.

Consolidated Investment and Interest Income

Investment and interest income in 2009 increased $3,275,000 or 243% over 2008 reported amounts. The net increase is primarily attributable to an increase in market value of the investments held in our Deferred Compensation Fund. Such net increase in consolidated investment and interest income was somewhat offset by reduced rates of return on cash and cash equivalents recognized during the year.

Income before Income Taxes

Consolidated

As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for 2009 decreased slightly to 7.1%, as a percentage of consolidated revenues, compared to 7.2% in 2008.

Reportable Segments

Housekeeping’s 12.4% increase in income before income taxes is attributable approximately equally between the gross profit earned on the 9.0% increase in organic reportable segment revenues and the gross profit earned on Housekeeping revenues from the service agreements acquired in the CES acquisition.

Dietary’s income before income taxes increase of 137.9% on a reportable segment basis is primarily attributable to the gross profit earned on the 23.5% increase in organic reportable segment revenues, as well as the improvement in gross profit earned at certain existing clients’ facilities derived primarily from the factors discussed in Dietary’s cost of services key indicators. Additionally, CES contributed approximately 42.8% of Dietary’s 2009 increase in income before income taxes.

Consolidated Income Taxes

Our effective tax rate was 38.5% in each of the years ended December 31, 2009 and 2008. Absent any significant change in federal, or state and local tax laws, we expect our effective tax rate for 2010 to be approximately the same as realized in 2009. Our 38.5% effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes.

Consolidated Net Income

As a result of the matters discussed above, consolidated net income for 2009 and 2008 remained consistent at 4.4%, as a percentage of consolidated revenues.

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

				Reportable Segments

				Housekeeping		Dietary

		Percent
		increase	Corporate and
	Consolidated	(decrease)	eliminations	Amount	%incr	Amount	%incr

Revenues	$602,718,000	4.3%	$(1,645,000)	$488,954,000	4.5%	$115,409,000	4.9%
Cost of services provided	521,269,000	5.7	(33,223,000)	442,354,000	4.6	112,138,000	4.6
Selling, general and administrative	39,523,000	(1.9)	39,523,000	—	—
Investment and interest income	1,349,000	(66.5)	1,349,000	—	—
Income before income taxes	$43,275,000	(10.0)%	$(6,596,000)	$46,600,000	3.9%	$3,271,000	15.6%

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

Dietary’s 4.9% net growth in reportable segment revenues is primarily a result of providing this service to an increasing number of existing Housekeeping clients.

We derived 14% and 17%, respectively, of Housekeeping and Dietary’s 2008 revenues from our Major Client.

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

Reportable Segments

Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for 2008 remained essentially unchanged at 90.5% compared to 90.4% in 2007. Cost of services provided for Dietary, as a percentage of Dietary revenues, decreased slightly for 2008 to 97.2% from 97.4% in 2007.

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues, that we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators	2008%	2007%	Incr (Decr)%

Housekeeping labor and other labor costs	81.4	81.5	(.1)
Housekeeping segment supplies	6.2	5.2	1.0
Dietary labor and other labor costs	53.2	54.9	(1.7)
Dietary segment supplies	40.1	38.6	1.5

Housekeeping labor and other labor costs, as a percentage of Housekeeping revenues, remained essentially unchanged in comparison to the prior year. We can realize volatility in Housekeeping labor and other labor costs from time to time as a result of inefficient management of labor in respect to adhering to established labor and other labor costs benchmarks at various operational levels, or the timing of passing through to clients’ changes in wage rates as a result of legislative or collective bargaining actions. Although we believe these factors were controlled effectively in 2008 in comparison to 2007, ineffective control of these factors in the future would result in unfavorable volatility in our labor and other labor costs. We realize volatility in the costs of supplies utilized in providing our Housekeeping services. The increase in Housekeeping supplies resulted primarily from vendor price increases and inefficiencies in managing such costs. Our supplies’ costs are impacted by commodity pricing factors, which in many cases are unpredictable and outside of our control. Although we endeavor to pass on to clients such increased costs, from time to time, sporadic unanticipated increases in the costs of certain supply items due to economic conditions may result in a timing delay in obtaining such increases from our clients. Additionally, if the increase is a result of a temporary market condition or change in availability of the specific commodity, and trends indicate it will not continue, we may not be able to pass such temporary increase on to our clients until the time of our next scheduled annual service billing review.

The decrease in Dietary labor and other labor costs, as a percentage of Dietary revenues, resulted primarily from efficiencies in managing these costs as compared to prior periods. As noted above in the Housekeeping labor and other labor costs discussion, our ability to control volatility in labor and other labor costs is directly related to our efficient management of labor at the various Dietary operational levels in respect to established staffing benchmarks, as well as procuring on a timely basis increases from clients to reflect increased labor and other labor costs. We believe Dietary’s improvement in labor and other labor costs is a result of addressing such volatility factors effectively.

The increase in Dietary supplies, as a percentage of Dietary segment revenues, is a result of vendor price increases. Dietary supplies, to a much greater extent than Housekeeping supplies, are impacted by commodity pricing factors, which in many cases are unpredictable and outside of our control. Although we endeavor to pass on to clients such increased costs, from time to time, sporadic unanticipated increases in the costs of certain supply items due to market economic conditions may result in a timing delay in passing on such increases to our clients. Additionally, in 2008 many of the Dietary supplies’ increases were the result of the impact of temporary market conditions on the specific commodity which we did not anticipate and were unable to predict the extent of the upward trend in such supply costs. It is this type of spike in Dietary supplies’ costs that most adversely affects Dietary’s operating performance because of the delay in passing on such costs to our clients, as well as the fact that in some instances we may not be able to pass such increase on to our clients until the time of our next scheduled service billing review.

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

Dietary’s income before income taxes increase of 15.6% on a reportable segment basis is primarily attributable to the gross profit earned on the 4.9% increase in reportable segment revenues and the improvement in gross profit earned at certain existing clients’ facilities derived primarily from the factors discussed in Dietary’s cost of services key indicators.

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

In accordance with the risk of extending credit, we regularly evaluate our accounts and notes receivable for impairment or loss of value and when appropriate, will provide in our Allowance for such receivables. We generally follow a policy of reserving for receivables due from clients in bankruptcy, clients with which we are in litigation for collection and other slow paying clients. The reserve is based upon our estimates of ultimate collectability. Correspondingly, once our recovery of a receivable is determined through either litigation, bankruptcy proceedings or negotiation to be less than the recorded amount on our balance sheet, we will charge-off the applicable amount to the Allowance.

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

Summarized below for the years 2007 through 2009 are the aggregate account balances for the three Allowance criteria noted above, net write-offs of client accounts, bad debt provision and allowance for doubtful accounts.

	Aggregate Account
	Balances of Clients
	in Bankruptcy or
	in/or Pending	Net Write-Offs	Bad Debt	Allowance for
Year Ending	Collection/Litigation	of Client Accounts	Provision	Doubtful Accounts

2007	$9,363,000	$4,574,000	$6,142,000	$4,284,000
2008	$8,417,000	$5,304,000	$4,234,000	$3,214,000
2009	$9,874,000	$978,000	$2,404,000	$4,640,000

At December 31, 2009, we identified accounts totaling $9,874,000 that require an Allowance based on potential impairment or loss of value. An Allowance totaling $4,640,000 was provided for these accounts at such date. Actual collections of these accounts could differ from that which we currently estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance would decrease net income by approximately $161,000.

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

Accrued Insurance Claims

We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance, which comprise approximately 28% of our liabilities at December 31, 2009. Our accounting for this plan is affected by various uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We address these uncertainties by regularly evaluating our claims’ pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluations are based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/or industry trends result in an unfavorable change, it would have a material adverse effect on our consolidated results of operations and financial condition. Under these plans, predetermined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.

For workers’ compensation, we record a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of our historical data and open claims. The present value of the payout is determined by applying an 8% discount factor against the estimated value of the claims over the estimated remaining pay-out period. Reducing the discount factor by 1% would reduce net income by approximately $83,000. Additionally, reducing the estimated payout period by six months would result in an approximate $138,000 reduction in net income.

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

Liquidity and Capital Resources

At December 31, 2009, we had cash and cash equivalents, and marketable securities of $83,949,000 and working capital of $177,453,000 compared to December 31, 2008 cash and cash equivalents, and marketable securities of $86,915,000 and working capital of $177,573,000. We view our cash and cash equivalents, and marketable securities as our principal measure of liquidity. Our current ratio at December 31, 2009 decreased to 6.1 to 1 compared to 7.1 to 1 at December 31, 2008. This decrease resulted primarily from increases in accrued payroll, withheld payroll taxes and accrued insurance claims expense resulting from the timing of such payments. Additionally, the current ratio decrease was favorably impacted by the increase in accounts and notes receivable resulting from our 14.9% increase in revenues. On an historical basis, our operations have generally produced consistent cash flow and have required limited capital resources. We believe our current and near term cash flow positions will enable us to fund our continued anticipated growth.

Operating Activities

The net cash provided by our operating activities was $38,307,000 for the year ended December 31, 2009. The principal sources of net cash flows from operating activities for 2009 were net income, including non-cash charges to operations for bad debt provisions, and depreciation and amortization. Additionally, operating activities’ cash flows increased by $3,002,000 as a result of the timing of payments for accrued insurance claims.

The operating activity that used the largest amount of cash during the year ended December 31, 2009 was a net increase of $11,624,000 in accounts and notes receivable and long-term notes receivable resulting primarily from the 14.9% growth in 2009 revenues.

Investing Activities

Our principal use of cash in investing activities for the year ended December 31, 2009 was $4,613,000 expended for the CES acquisition. Additionally, we expended $3,686,000 and $2,154,000, respectively, for the net purchases of marketable securities, and of housekeeping equipment, computer software and equipment, and laundry equipment installations. See “Capital Expenditures” below.

Financing Activities

In connection with the CES acquisition, we made cash payments of $4,718,000 for the repayment of CES debt assumed in the transaction.

We have paid regular quarterly cash dividends since the second quarter of 2003. During 2009, we paid to shareholders regular quarterly cash dividends totaling $32,246,000 as follows.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Cash dividend per common share	$.17	$.18	$.19	$.20
Total cash dividends paid	$7,388,000	$7,826,000	$8,292,000	$8,740,000
Record date	February 6	April 24	July 24	October 23
Payment date	February 20	May 15	August 7	November 6

Additionally, on January 26, 2010, our Board of Directors declared a regular quarterly cash dividend of $.21 per common share which will be paid on March 5, 2010 to shareholders of record as of the close of business February 12, 2010.

Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

During the year ended December 31, 2009 we elected not to purchase any of our common stock but we remain authorized to purchase 1,132,000 of our common stock pursuant to previous Board of Directors’ approvals.

During the year ended December 31, 2009, we received proceeds of $1,880,000 from the exercise of stock options by employees and directors. Additionally, as a result of deductions derived from the stock option exercises, we recognized an income tax benefit of $722,000.

Contractual Obligations

Our future contractual obligations and commitments at December 31, 2009 consist of the following:

	Payments Due by Period

		Less Than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	After 5 Years

Operating Lease Obligations	$3,751,000	$1,028,000	$2,027,000	$696,000	$-0-

Line of Credit

We have a $33,000,000 (increased to $36,000,000 on January 1, 2010) bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At December 31, 2009, there were no borrowings under the line of credit. However, at such date, we had outstanding a $31,925,000 (increased to $35,420,000 on January 1, 2010) irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $31,925,000 at December 31, 2009.

The line of credit requires us to satisfy two financial covenants. Such covenants, and their respective status at December 31, 2009 were as follows:

Covenant Description and Requirement	Status at December 31, 2009

Commitment coverage ratio: cash and cash equivalents plus marketable securities must equal or exceed outstanding obligations under the line of credit by a multiple of 2	Commitment coverage is 2.63
Tangible net worth: must exceed $168,000,000	Tangible net worth is $183,000,000

As noted above, we complied with both financial covenants at December 31, 2009 and expect to continue to remain in compliance with all such financial covenants. This line of credit expires on June 30, 2011. We believe the line of credit will be renewed at that time.

Accounts and Notes Receivable

We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Congress has enacted a number of laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally reliant on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At December 31, 2009 and December 31, 2008, we had $9,257,000 and $6,418,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

As a result of the current economic crisis, many states have significant budget deficits. State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their Medicaid programs. In addition, Federal “health reform” legislation has been proposed, that if enacted, would significantly expand state Medicaid programs. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying those increases. A few states have indicated it is possible they will run out of cash to pay Medicaid providers, including nursing homes. Any of these changes would adversely affect the liquidity of our clients, resulting in their inability to make payments to us as agreed upon.

In 2009, Federal economic stimulus legislation was enacted to counter the impact of the economic crisis on state budgets. The legislation includes the temporary provision of additional federal matching funds to help states maintain their Medicaid programs. It is uncertain whether additional federal funding will be provided in the future or if it will be provided in the form of matching funds. In addition, certain states have proposed legislation to provide additional funding for nursing home providers. Even if federal or state legislation is enacted that provides additional funding to Medicaid providers, given the volatility of the economic environment, it is difficult to predict the impact of this legislation on our clients’ liquidity and their ability to make payments to us as agreed.

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $2,404,000, $4,234,000 and $6,142,000 in the years ended December 31, 2009, 2008 and 2007, respectively. These provisions represent approximately .3%, .7% and 1.1%, as a percentage of total revenues for such respective periods. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

At December 31, 2009, amounts due from our Major Client represented less than 1% of our accounts receivable balance. If such client changes its payment terms, it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

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

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment purchases, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2010, we estimate that for the period we will have capital expenditures of $3,000,000 to $4,000,000 in connection with housekeeping equipment purchases and laundry and linen equipment installations in our clients’ facilities, as well as expenditures relating to internal data processing hardware and software requirements. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would, if necessary, seek to obtain necessary working capital from such sources as long-term debt or equity financing.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

At December 31, 2009 we had $83,949,000 in cash and cash equivalents, and marketable securities. In accordance with U.S. GAAP, the fair value of all of our cash equivalents and marketable securities is determined based on “Level 2” inputs, which consist of quoted prices whose value is based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

We have audited the accompanying consolidated balance sheets of Healthcare Services Group, Inc. and Subsidiaries (the “Company”) (a Pennsylvania Corporation) as of December 31, 2009 and 2008, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Services Group, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Healthcare Services Group, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 16, 2010 expressed an unqualified opinion.

Edison, New Jersey
February 16, 2010

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, for the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting as of December 31, 2009 is effective as a whole.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent auditors have audited, and reported on, the Company’s internal control over financial reporting as of December 31, 2009. This report appears on page 39.

Daniel P. McCartney	Richard W. Hudson
Chief Executive Officer	Chief Financial Officer
February 16, 2010	February 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors of
Healthcare Services Group, Inc.

We have audited Healthcare Services Group, Inc. and Subsidiaries’ (the “Company”) (a Pennsylvania Corporation) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Healthcare Services Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Healthcare Services Group, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Healthcare Services Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009, and our report dated February 16, 2010, expressed an unqualified opinion thereon.

Edison, New Jersey
February 16, 2010

Consolidated Balance Sheets

	December 31,
	2009	2008

Assets
Current Assets:
Cash and cash equivalents	$31,301,000	$37,501,000
Marketable securities, at fair value	52,648,000	49,414,000
Accounts and notes receivable, less allowance for doubtful accounts of $4,640,000 in 2009 and $3,214,000 in 2008	104,356,000	96,558,000
Prepaid income taxes	—	2,838,000
Inventories and supplies	16,974,000	16,079,000
Deferred income taxes	115,000	—
Prepaid expenses and other	6,776,000	4,225,000

Total current assets	212,170,000	206,615,000
Property and Equipment:
Laundry and linen equipment installations	1,695,000	1,767,00
Housekeeping equipment and office furniture	16,905,000	16,365,000
Autos and trucks	278,000	93,000

	18,878,000	18,225,000
Less accumulated depreciation	14,487,000	14,296,000

	4,391,000	3,929,000
GOODWILL Less accumulated amortization of $1,743,000 in 2009 and 2008	17,087,000	15,020,000
OTHER INTANGIBLE ASSETS Less accumulated amortization of $4,038,000 in 2009 and $2,467,000 in 2008	8,862,000	5,033,000
NOTES RECEIVABLE — long term portion, net of discount	4,623,000	3,202,000
DEFERRED COMPENSATION FUNDING	10,783,000	8,287,000
DEFERRED INCOME TAXES — long term portion	7,907,000	6,386,000
OTHER NONCURRENT ASSETS	69,000	89,000

TOTAL ASSETS	$265,892,000	$248,561,000

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$9,134,000	$9,301,000
Accrued payroll, accrued and withheld payroll taxes	17,647,000	14,365,000
Other accrued expenses	3,057,000	679,000
Income taxes payable	35,000	—
Deferred income taxes	—	754,000
Accrued insurance claims	4,844,000	3,943,000

Total current liabilities	34,717,000	29,042,000
ACCRUED INSURANCE CLAIMS — long term portion	11,302,000	9,201,000
DEFERRED COMPENSATION LIABILITY	11,099,000	8,636,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 100,000,000 shares authorized, 45,792,000 shares issued in 2009 and 45,563,000 in 2008	458,000	456,000
Additional paid-in capital	92,339,000	84,421,000
Retained earnings	135,837,000	137,741,000
Common stock in treasury, at cost, 2,211,000 shares in 2009 and 2,335,000 shares in 2008	(19,860,000)	(20,936,000)

Total Stockholders’ Equity	208,774,000	201,682,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$265,892,000	$248,561,000

See accompanying notes

Consolidated Statements of Income

	Years Ended December 31,
	2009	2008	2007

Revenues	$692,695,000	$602,718,000	$577,721,000
Operating costs and expenses:
Cost of services provided	597,715,000	521,269,000	493,364,000
Selling, general and administrative	50,269,000	39,523,000	40,284,000
Other income:
Investment and interest	4,624,000	1,349,000	4,022,000

Income before income taxes	49,335,000	43,275,000	48,095,000
Income taxes	18,993,000	16,661,000	18,517,000

Net Income	$30,342,000	$26,614,000	$29,578,000

Basic earnings per Common Share	$.70	$.62	$.70

Diluted earnings per Common Share	$.69	$.60	$.67

Cash dividends per common share	$.74	$.58	$.42

Basic weighted average number of common shares outstanding	43,584,000	43,131,000	42,286,000

Diluted weighted average number of common shares outstanding	44,286,000	44,025,000	43,847,000

See accompanying notes

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net Income	$30,342,000	$26,614,000	$29,578,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,229,000	2,852,000	3,004,000
Bad debt provision	2,404,000	4,234,000	6,142,000
Deferred income taxes	(2,390,000)	1,182,000	(759,000)
Stock-based compensation expense	1,074,000	563,000	291,000
Amortization of premium on marketable securities	956,000	174,000	—
Unrealized gain on marketable securities	(505,000)	(1,146,000)	—
Unrealized (gain) loss on deferred compensation fund investments	(1,797,000)	2,389,000	(426,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	(10,202,000)	(17,841,000)	(11,008,000)
Inventories and supplies	(620,000)	(963,000)	(2,477,000)
Notes receivable — long term portion	(1,422,000)	2,856,000	1,803,000
Deferred compensation funding	(700,000)	(315,000)	(1,684,000)
Accounts payable and other accrued expenses	1,934,000	(85,000)	(2,134,000)
Accrued payroll, accrued and withheld payroll taxes	2,800,000	3,753,000	2,261,000
Accrued insurance claims	3,002,000	(1,195,000)	(1,151,000)
Deferred compensation liability	2,817,000	(1,725,000)	1,106,000
Income taxes payable	35,000	(1,726,000)	1,452,000
Prepaid income taxes	2,838,000	(2,838,000)	—
Prepaid expenses and other assets	4,512,000	(121,000)	(227,000)

Net cash provided by operating activities	38,307,000	16,662,000	25,771,000

Cash flows from investing activities:
Disposals of fixed assets	218,000	157,000	132,000
Additions to property and equipment	(2,154,000)	(1,577,000)	(1,505,000)
Purchases of marketable securities, net	(3,686,000)	(48,442,000)	—
Cash paid for acquisition	(4,613,000)	—	(477,000)

Net cash used in investing activities	(10,233,000)	(49,862,000)	(1,850,000)

Cash flows from financing activities:
Treasury stock transactions in benefit plans	—	—	1,142,000
Acquisition of treasury stock	—	(4,652,000)	—
Dividends paid	(32,246,000)	(24,983,000)	(17,736,000)
Reissuance of treasury stock pursuant to Dividend
Reinvestment Plan	88,000	61,000	59,000
Repayment of debt assumed in acquisition	(4,718,000)	—	—
Tax benefit from equity compensation plans	722,000	4,267,000	6,616,000
Proceeds from the exercise of stock options	1,880,000	3,547,000	5,462,000

Net cash used in financing activities	(34,274,000)	(21,760,000)	(4,457,000)

Net increase (decrease) in cash and cash equivalents	(6,200,000)	(54,960,000)	19,464,000
Cash and cash equivalents at beginning of the year	37,501,000	92,461,000	72,997,000

Cash and cash equivalents at end of the year	$31,301,000	$37,501,000	$92,461,000

Supplementary Cash Flow Information:
Issuance of 49,000, 61,000, and 65,000 shares of Common Stock in 2009, 2008 and 2007, respectively, pursuant to Employee Stock Plans	$777,000	$1,293,000	$1,254,000

Reclassification of deferred compensation obligation pursuant to Plan amendment	$—	$—	$2,866,000

Issuance of 66,000 shares of Common Stock related to acquisition	$4,494,000	$—	$—

See accompanying notes

Consolidated Statements of Stockholders’ Equity

	Years Ended December 31, 2009, 2008 and 2007
			Additional	Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity

Balance, December 31, 2006	43,499,000	$435,000	$58,664,000	$124,268,000	$(17,890,000)	$165,477,000
Net income for the year				29,578,000		29,578,000
Exercise of stock options and other stock-based compensation, net of 23,000 shares tendered for payment	1,216,000	12,000	5,450,000			5,462,000
Tax benefit arising from stock option transactions			6,616,000			6,616,000
Shares purchased and shares sold in employee Deferred Compensation Plan and other benefit plans (89,000 shares)			690,000		452,000	1,142,000
Shares issued pursuant to Employee Stock Plans (65,000 shares)			745,000		509,000	1,254,000
Reclassification of deferred compensation plan liability			2,866,000			2,866,000
Cash dividends — $.42 per common share				(17,736,000)		(17,736,000)
Shares issued pursuant to Dividend Reinvestment Plan (3,000 shares)			33,000		26,000	59,000

Balance, December 31, 2007	44,715,000	447,000	75,064,000	136,110,000	(16,903,000)	194,718,000
Net income for the year				26,614,000		26,614,000
Exercise of stock options and other stock-based compensation, net of 7,000 shares tendered for payment	848,000	9,000	3,538,000			3,547,000
Tax benefit arising from stock option transactions			4,267,000			4,267,000
Purchase of common stock for treasury (296,000 shares)					(4,652,000)	(4,652,000)
Share-based compensation expense — stock options			447,000			447,000
Treasury shares issued for Deferred Compensation Plan funding and redemptions (35,000 shares)			269,000		101,000	370,000
Shares issued pursuant to Employee Stock Plans (61,000 shares)			806,000		487,000	1,293,000
Cash dividends — $.58 per common share				(24,983,000)		(24,983,000)
Shares issued pursuant to Dividend Reinvestment Plan (4,000 shares)			30,000		31,000	61,000

Balance, December 31, 2008	45,563,000	456,000	84,421,000	137,741,000	(20,936,000)	201,682,000
Net income for the year				30,342,000		30,342,000
Exercise of stock options and other stock-based compensation, net of 9,000 shares tendered for payment	229,000	2,000	1,890,000		(12,000)	1,880,000
Tax benefit arising from stock option transactions			722,000			722,000
Share-based compensation expense — stock options			681,000			681,000
Treasury shares issued for Deferred Compensation Plan funding and redemptions (3,000 shares)			328,000		26,000	354,000
Shares issued pursuant to Employee Stock Plans (49,000 shares)			351,000		426,000	777,000
Cash dividends — $.74 per common share				(32,246,000)		(32,246,000)
Shares issued pursuant to Dividend Reinvestment Plan (5,000 shares)			43,000		45,000	88,000
Shares issued pursuant to acquisition (66,000 shares)			3,903,000		591,000	4,494,000

Balance, December 31, 2009	45,792,000	$458,000	$92,339,000	$135,837,000	$(19,860,000)	$208,774,000

See accompanying notes.

Notes to Consolidated Financial Statements

Note 1— Summary of Significant Accounting Policies

Nature of Operations

We provide housekeeping, laundry, linen, facility maintenance and dietary department services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe that we are the largest provider of housekeeping and laundry services to the long-term care industry in the United States rendering such services to approximately 2,300 facilities in 47 states as of December 31, 2009. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

We provide our services primarily pursuant to full service agreements with our clients. In such agreements, we are responsible for the management and hourly employees located at our clients’ facilities. We also provide services on the basis of a management-only agreement for a limited number of housekeeping clients. Additionally, we also provide, individually or as a combination thereof, the specialized services of Dietary (dietary department management services, dietician consulting professional services and food supplies’ purchasing) on a stand-alone basis to certain clients. Our agreements with clients typically provide for a one year service term, cancelable by either party upon 30 to 90 days notice after the initial 90-day period.

On April 30, 2009, we executed an Asset Purchase Agreement to acquire essentially all of the assets of Contract Environmental Services, Inc.(“CES”), a South Carolina based corporation which is a provider of professional housekeeping, laundry and dietary services to long-term care and related facilities. The CES results of operations for the period May 1, 2009 to December 31, 2009 are included in our consolidated results of operations and financial information presented. Effective January 1, 2010 all of CES’ operations were fully integrated with our operations.

We are organized into two reportable segments; housekeeping, laundry, linen and other services (“Housekeeping”), and dietary department services (“Dietary”, previously reported as Food).

The services provided by Housekeeping consist primarily of the cleaning, disinfecting and sanitizing of patient rooms and common areas of a client’s facility, as well as the laundering and processing of the personal clothing belonging to the facility’s patients. Also within the scope of this segment’s service is the laundering and processing of the bed linens, uniforms and other assorted linen items utilized by a client facility. Dietary, which began operations in 1997, consists of providing dietician consulting professional services, the development of a menu that meets the patient’s dietary needs, and the purchasing and preparing of the food for delivery to the patients.

As of December 31, 2009, we operate a wholly-owned subsidiary, Huntingdon Holdings, Inc. (“Huntingdon”). Huntingdon invests our cash and cash equivalents as well as managing our portfolio of marketable securities. On March 1, 2009, we sold our wholly-owned subsidiary HCSG Supply, Inc. (“Supply”) for approximately $1,100,000, financed principally through our acceptance of a secured promissory note which is recorded in our notes receivable in the accompanying December 31, 2009 balance sheet.

Principles of Consolidation

The consolidated financial statements include the accounts of Healthcare Services Group, Inc. and its wholly-owned subsidiary, Huntingdon Holdings, Inc. (HCSG Supply, Inc. accounts are included up through March 1, 2009, the date of the sale of such) after elimination of intercompany transactions and balances.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts and notes receivable and accounts payable. Our marketable securities consist of tax-exempt municipal bond investments that are reported at fair value with the unrealized gains and losses included in our consolidated statements of income. In accordance with U.S. GAAP, we define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value of our cash equivalents and marketable securities is determined based on “Level 2” inputs, which consists of quoted prices for similar assets or market corroborated inputs. We believe recorded values of all of our financial instruments approximate their current fair values because of their nature, stated interest rates and respective maturity dates or durations.

We have certain notes receivable that either do not bear interest or bear interest at a below market rate. Therefore, such notes receivable of $1,888,000 and $2,014,000 at December 31, 2009 and 2008, respectively, have been discounted to their present value and are reported at such values of $1,801,000 and $1,907,000 at December 31, 2009 and 2008, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term, highly liquid investments with a maturity of three months or less at time of purchase.

Investments in Marketable Securities

We define our marketable securities as fixed income investments which are highly liquid investments that can be readily purchased or sold using established markets. At December 31, 2009, we had marketable securities of $52,648,000 which were comprised of tax exempt municipal bonds. These investments are reported at fair value on our balance sheet. Unrealized holding gains of $505,000 at December 31, 2009 were recorded in our consolidated statement of income for the year then ended. Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date.

We, in accordance with U.S. GAAP, define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Effective January 1, 2008, we elected the fair value option for certain of our marketable securities purchased since such adoption. Management elected the fair value option for certain of our marketable securities because it views such investment securities as highly liquid and available to be drawn upon for working capital purposes making them similar to its cash and cash equivalents. In accordance with U.S. GAAP, our investments in marketable securities are classified within Level 2 of the fair value hierarchy. These investment securities are valued based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

We, in accordance with U.S. GAAP, elected the option to value our financial assets and liabilities, on an instrument by instrument basis, at fair value, and include the change in fair value of such assets and liabilities in our results of operations. We chose to apply this treatment to all marketable securities purchased in 2009 and 2008. Accordingly, the change in fair value of such investments is included in our 2009 and 2008 results of operations.

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

We review periodically our investments in marketable securities for other than temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of December 31, 2009, we believe that recorded value of our investments in marketable securities was recoverable in all material respects.

Inventories and Supplies

Inventories and supplies include housekeeping, linen and laundry supplies, as well as food provisions and supplies. Inventories and supplies are stated at cost to approximate a first-in, first-out (FIFO) basis. Linen supplies are amortized on a straight-line basis over a 24 month period.

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

As a distributor of laundry equipment, we occasionally sell laundry installations to certain clients. The sales in most cases represent the construction and installation of a turn-key operation and are for payment terms ranging from 24 to 60 months. Our accounting policy for these sales is to recognize the gross profit over the life of the payments associated with our financing of the transactions. During 2009, 2008 and 2007 laundry installation sales were not material.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. We accrue for probable tax obligations as required by facts and circumstances in the various regulatory environments. In addition, deferred tax assets and liabilities are recognized for expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. If appropriate, we would record a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not. Deferred tax assets and liabilities are more fully described in Note 10.

We have adopted the provisions of Accounting Standards Codification (“ASC”) 740, “Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Earnings per Common Share

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share reflects the weighted-average common shares outstanding and dilutive common shares, such as those issuable upon exercise of stock options.

Share-Based Compensation

The Company has adopted ASC 718, “Compensation-Stock Compensation”, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options and participation in the Company’s employee stock purchase plan.

ASC 718 guidance requires companies to estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the Company’s consolidated financial statements of income over the requisite service periods. We use the straight-line single option method of expensing share-based awards in our consolidated financial statements of income. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures. ASC 718 guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Advertising Costs

Advertising costs are expensed when incurred. For the years ended December 31, 2009, 2008 and 2007, advertising costs were not material.

Impairment of Long-Lived Assets

We account for long-lived assets in accordance with current accounting guidance which states that the carrying amounts of long-lived assets be periodically reviewed to determine whether current events or circumstances warrant adjustment to such carrying amounts. Any impairment is measured by the amount that the carrying value of such assets exceeds their fair value, primarily based on estimated discounted cash flows. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell.

Acquisitions

We acquire businesses and/or assets that augment and complement our operations from time to time. These acquisitions are accounted for under the purchase method of accounting. The consolidated financial statements include the results of operations from such business combinations as of the date of acquisition. Additional disclosure related to our CES acquisition is provided in Note 2.

Identifiable Intangible Assets and Goodwill

We apply the provisions codified within ASC 805 “Business Combinations” and ASC 350, “Intangibles and Other”, in accounting for our goodwill and other identifiable intangible assets. ASC 805 addresses the initial recognition and measurement of goodwill and other intangible assets acquired inside a business combination. ASC 350 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangible assets subsequent to their acquisition.

Identifiable intangible assets with finite lives are amortized on a straight-line basis over their respective lives.

Goodwill represents the excess of costs over the fair value of net assets of the acquired business. We review the carrying values of goodwill at least annually to assess impairment because these assets are not amortized. During October 2009, the Company changed the timing of its annual goodwill impairment testing from the end of the fourth quarter (December 31) to the beginning of the fourth quarter (October 1). This change allows the Company to complete its annual goodwill impairment testing in advance of its year end closing. Accordingly, management believes that this accounting change is preferable under the circumstances. Additionally, we review the carrying value of any intangible asset or goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We assess impairment by comparing the fair value of an identifiable intangible asset or goodwill with its carrying value. Impairments are expensed when incurred. No impairment loss was recognized on our intangible assets for the year ended December 31, 2009.

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

Concentrations of Credit Risk

The accounting guidance requires the disclosure of significant concentrations of credit risk, regardless of the degree of such risk. Financial instruments, as defined by ASC 450, “Contingencies”, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, marketable securities and accounts and notes receivable. We define our marketable securities as fixed income investments which are highly liquid investments that can be readily purchased or sold using established markets. At December 31, 2009 and 2008, substantially all of our cash and cash equivalents, and marketable securities were held in one large financial institution located in the United States.

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

As a result of the current economic crisis, many states have significant budget deficits. State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their Medicaid programs. In addition, Federal “health reform” legislation has been proposed, that if enacted, would significantly expand state Medicaid programs. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying those increases. A few states have indicated it is possible they will run out of cash to pay Medicaid providers, including nursing homes. Any of these changes would adversely affect the liquidity of our clients, resulting in their inability to make payments to us as agreed upon.

In 2009, Federal economic stimulus legislation was enacted to counter the impact of the economic crisis on state budgets. The legislation includes the temporary provision of additional federal matching funds to help states maintain their Medicaid programs. It is uncertain whether additional federal funding will be provided in the future or if it will be provided in the form of matching funds. In addition, certain states have proposed legislation to provide additional funding for nursing home providers. Even if federal or state legislation is enacted that provides additional funding to Medicaid providers, given the volatility of the economic environment, it is difficult to predict the impact of this legislation on our clients’ liquidity and their ability to make payments to us as agreed.

Major Client

Our Major Client’s percentage contribution to revenues and accounts receivable balances is summarized below:

		Reportable Segments
		Revenues		Amounts due at December 31,
	Total Revenues	Housekeeping	Dietary	% of accounts receivable balance

2009	12%	13%	11%	less than 1%
2008	15%	14%	17%	less than 1%
2007	16%	15%	21%	less than 1%

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

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2009-13 (“ASU 2009-13”), “Multiple Element Arrangements”. ASU 2009-13 addresses the determination of when the individual deliverables included in a multiple arrangement may be treated as separate units of accounting. ASU 2009-13 also modifies the manner in which the transaction consideration is allocated across separately identified deliverables and establishes definitions for determining fair value of elements in an arrangement. This standard must be adopted by us no later than January 1, 2011 with earlier adoption permitted. We are currently evaluating the impact, if any, that this standard update will have on our consolidated financial statements.

In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles” (the “Codification”). The Codification will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All existing accounting standards are superseded as described in ASC 105-10. All other accounting literature not included in the Codification is non-authoritative. ASC 105-10 is effective for interim and annual periods ending after September 30, 2009. The adoption of ASC 105-10 did not have a material impact on our financial condition or results of operations.

In December 2007, the FASB issued ASC 805-10 (formerly SFAS 141R), “Business Combinations” was issued. ASC 805-10 replaces prior guidance on the subject and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value. Additionally, it also requires transaction costs related to the business combination to be expensed as incurred. ASC 805-10 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The effective date, as well as our adoption date, for the pronouncement was January 1, 2009. The adoption did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued ASC 350-30 (formerly FSP No. 142-3), “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-10 (formerly SFAS 142). This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. It is effective for financial statements issued for fiscal years beginning after December 15, 2008. We determined that the standard did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued ASC 855-10 (formerly SFAS No. 165), “Subsequent Events,” which establishes general standards for accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. It is effective with interim and annual financial periods ending after June 15, 2009. We adopted ASC 855-10 at the beginning of our 2009 third quarter. The adoption did not have a significant impact on the subsequent events that we report, either through recognition or disclosure, in our consolidated financial statement

Note 2 — Acquisition

On April 30, 2009, we executed an Asset Purchase Agreement to acquire essentially all of the assets of Contract Environmental Services, Inc (“CES”), a South Carolina based corporation which is a provider of professional housekeeping, laundry and dietary services to long-term care and related facilities. We believe the acquisition of CES expands and compliments our position of being the largest provider of such services to long-term care and related facilities in the United States. The aggregate consideration, subject to future revision, was approximately $13,825,000 consisting of approximately: (i) $4,613,000 in cash, (ii) a current issuance of approximately 66,000 shares of our common stock (valued at approximately $1,183,000) and a future issuance of approximately 265,000 shares (valued at approximately $3,311,000) contingent upon the achievement of certain financial targets, and (iii) the repayment of approximately $4,718,000 of certain debt obligations of CES. The allocation of such consideration has resulted in our recording in the accompanying December 31, 2009 consolidated balance sheets of the following: (i) approximately $9,167,000 of tangible assets consisting primarily of accounts receivable, (ii) $5,400,000 of amortizable intangible assets, (iii) $2,067,000 of goodwill and (iv) current liabilities of approximately $2,809,000.

Note 3 — Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired of businesses and is not amortized. Goodwill is evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the asset to its carrying value.

The following table sets forth goodwill by reportable operating segment, as described in Note 12 herein, and the changes in the carrying amounts of goodwill for the year ended December 31, 2009. The goodwill associated with the CES acquisition is deductible for tax purposes over a fifteen year period.

	Housekeeping	Dietary
	Segment	Segment	Total

Balance as of December 31, 2008	$13,841,000	$1,179,000	$15,020,000
Goodwill acquired during year	1,072,000	995,000	2,067,000

Balance as of December 31, 2009	$14,913,000	$2,174,000	$17,087,000

The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 7 and 8 years).

The following table sets forth the amounts of our identifiable intangible assets subject to amortization, which were acquired in the Summit and CES acquisitions.

	December 31
	2009	2008

Customer Relationships	$12,100,000	$6,700,000
Non-compete Agreements	800,000	800,000

Total other intangibles, gross	12,900,000	7,500,000
Less accumulated amortization	(4,038,000)	(2,467,000)

Other intangibles, net	$8,862,000	$5,033,000

The customer relationships have a weighted-average amortization period of seven years and the non-compete agreements have a weighted-average amortization period of eight years. The following table sets forth the estimated amortization expense for intangibles subject to amortization for the following five fiscal years:

	Customer	Non-Compete
Period/Year	Relationships	Agreements	Total

2010	$1,729,000	$100,000	$1,829,000
2011	$1,729,000	$100,000	$1,829,000
2012	$1,729,000	$100,000	$1,829,000
2013	$1,410,000	$100,000	$1,510,000
2014	$771,000	$67,000	$838,000

Amortization expense for the years ended December 31, 2009 and 2008 was $1,571,000 and $1,057,000, respectively.

Note 4 —	Fair Value Measurements

Certain of our assets and liabilities are reported at fair value in the accompanying balance sheets. Such assets and liabilities include cash and cash equivalents, marketable securities, accounts and notes receivable, deferred compensation fund and accounts payable (including income taxes payable and accrued expenses). Additionally, the following tables provide fair value measurement information for our marketable securities and deferred compensation fund investment assets as of December 31, 2009 and 2008.

	As of December 31, 2009
			Fair Value Measurement Using:
				Significant
			Quoted Prices	Other	Significant
			in Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Total Fair Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Marketable securities	$52,648,000	$52,648,000	$—	$52,648,000	$—
Deferred compensation funding	$10,783,000	$10,783,000	$7,195,000	$3,588,000	$—

	As of December 31, 2008
			Fair Value Measurement Using:
				Significant
			Quoted Prices	Other	Significant
			in Active	Observable	Unobservable
	Carrying		Markets	Inputs	Inputs
	Amount	Total Fair Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Marketable securities	$49,414,000	$49,414,000	$—	$49,414,000	$—
Deferred compensation funding	$8,287,000	$8,287,000	$4,485,000	$3,802,000	$—

ASC 820 (see Note 1) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the table above, this hierarchy consists of three broad levels. Level 1 inputs on the hierarchy, consist of unadjusted quoted prices in active markets for identical assets and liabilities and have the highest priority. Level 2 inputs are from other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are the lowest priority, they are unobservable and should be used to measure fair value to the extent that observable inputs are not available. We use appropriate valuation techniques based on the available inputs to measure the fair values of our assets and liabilities. When available, we measure fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value.

The following methods and assumptions were used to estimate the fair values of our investment assets in the table above.

Level 1 — Fair values of these investments are based on quoted market prices. Such investments as of December 31, 2009 and 2008 consist of mutual funds.

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets. These assets consist of municipal bonds and mutual funds with quoted market prices that are traded in less active markets or priced using a quoted market price for similar instruments.

Level 3 — Fair Value Measurements — None

We adopted ASC 820 effective January 1, 2008 and elected the fair value option contained therein for all marketable securities purchased in 2009 and 2008. Management elected the fair value option for its marketable securities because it views such investment securities as highly liquid and available to be drawn upon for working capital purposes making them essentially the same as its cash and cash equivalents.

For the year ended December 31, 2009 and 2008, the other income, investment and interest caption on our statement of income includes unrealized gains from marketable securities of $505,000 and $1,146,000, respectively. For the year ended December 31, 2007, prior to adopting ASC 820, there were no unrealized gains or losses.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
December 31, 2009	Cost	Gains	Losses	Value

Type of security:
Municipal bonds	$50,997,000	$1,651,000	—	$52,648,000

Total debt securities	$50,997,000	$1,651,000	—	$52,648,000

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
December 31, 2008	Cost	Gains	Losses	Value

Type of security:
Municipal bonds	$48,268,000	$1,146,000	—	$49,414,000

Total debt securities	$48,268,000	$1,146,000	—	$49,414,000

	December 31,
Contractual maturity:	2009	2008

Maturing in one year or less	$15,653,000	$694,000
Maturing after one year through three years	26,002,000	31,428,000
Maturing after three years	10,993,000	17,292,000

Total debt securities	$52,648,000	$49,414,000

	December 31,
Classification in consolidated Balance Sheet	2009	2008

Cash and cash equivalents	$31,301,000	$37,501,000
Marketable securities	52,648,000	49,414,000

	83,949,000	86,915,000
Less cash and cash equivalents	(31,301,000)	(37,501,000)

	$52,648,000	$49,414,000

Note 5 —	Allowance for Doubtful Accounts

The allowance for doubtful accounts is established as losses are estimated to have occurred through a provision for bad debts charged to earnings. The allowance for doubtful accounts is evaluated based on our periodic review of accounts and notes receivable and is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

As a result of the current economic crisis, many states have significant budget deficits. State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their Medicaid programs. In addition, Federal “health reform” legislation has been proposed, that if enacted, would significantly expand state Medicaid programs. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying those increases. A few states have indicated it is possible they will run out of cash to pay Medicaid providers, including nursing homes. Any of these changes would adversely affect the liquidity of our clients, resulting in their inability to make payments to us as agreed upon.

Congress is currently discussing legislation to reform U.S. healthcare in an effort, among other things, to contain healthcare costs. Additionally, Congress has enacted a number of major laws during the past decade that have significantly altered, or threaten to alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally highly reliant on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients have resulted in, and could continue to result in, significant additional bad debts in the near future.

In 2009, Federal economic stimulus legislation was enacted to counter the impact of the economic crisis on state budgets. The legislation includes the temporary provision of additional federal matching funds to help states maintain their Medicaid programs. It is uncertain whether additional federal funding will be provided in the future or if it will be provided in the form of matching funds. In addition, certain states have proposed legislation to provide additional funding for nursing home providers. Even if federal or state legislation is enacted that provides additional funding to Medicaid providers, given the volatility of the economic environment, it is difficult to predict the impact of this legislation on our clients’ liquidity and their ability to make payments to us as agreed.

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients have included those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $2,404,000, $4,234,000 and $6,142,000 in the years ended December 31, 2009, 2008 and 2007, respectively. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risks associated with trends in the long-term care industry. Notwithstanding our efforts to minimize our credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. In the event that our clients experience such significant impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

Impaired Notes Receivable

We evaluate our notes receivable for impairment quarterly and on an individual client basis. Notes receivable considered impaired are generally attributable to clients that are either in bankruptcy, are subject to collection activity or those slow payers that are experiencing financial difficulties. In the event that our evaluation results in a determination that a note receivable is impaired, it is accounted at it’s present value of expected cash flows or market value of related collateral.

At December 31, 2009 and 2008, we had notes receivable aggregating $2,900,000 and $3,000,000, respectively, which are impaired. During 2009 and 2008, the average outstanding balance of impaired notes receivable was $2,900,000 and $1,700,000, respectively. No interest income was recognized in any of these years.

Summary schedules of impaired notes receivable, and the related reserve, for the years ended December 31, 2009 and 2008 are as follows:

	Impaired Notes Receivable
	Balance			Balance
	Beginning			End of
	of Year	Additions	Deductions	Year

2009	$3,000,000	$100,000	$200,000	$2,900,000

2008	$400,000	$3,000,000	$400,000	$3,000,000

	Reserve for Impaired Notes Receivable
	Balance			Balance
	Beginning			End of
	of Year	Additions	Deductions	Year

2009	$1, 300,000	$900,000	$100,000	$2,100,000

2008	$200,000	$1,300,000	$200,000	$1,300,000

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

Note 6 —	Lease Commitments

We lease office facilities, equipment and autos under operating leases expiring on various dates through 2015. Certain office leases contain renewal options. The following is a schedule, by calendar year, of future minimum lease payments under operating leases that have remaining terms in excess of one year as of December 31, 2009.

Operating
Year	Leases

2010	$1,028,000
2011	821,000
2012	597,000
2013	609,000
2014	598,000
Thereafter	98,000

Total minimum lease payments	$3,751,000

Certain property leases provide for scheduled rent escalations. We do not consider the scheduled rent escalations to be material to our operating lease expenses individually or in the aggregate. Total expense for all operating leases was approximately $1,006,000, $1,205,000 and $1,273,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 7 —	Share-Based Compensation

As of December 31, 2009, we had five share-based compensation plans which are described below: the 2002 Stock Option Plan, 1995 Incentive and Non-Qualified Stock Option Plan for key employees, the 1996 Non-Employee Director’s Stock Option Plan (collectively the “Stock Option Plans”), the 2000 Employee Stock Purchase Plan (the “ESPP”) and the Supplemental Executive Retirement Plan (the “SERP”).

In the years ended December 31, 2009, 2008 and 2007 we recorded share-based compensation of $393,000, $116,000 and $291,000, respectively resulting from our ESPP. In respect to our SERP, we recorded share-based compensation of $315,000, $353,000 and $371,000 (representing the company’s 25% match of participants’ deferrals) for the years ended December 31, 2009, 2008 and 2007, respectively. Additionally in 2009 and 2008, we recorded share-based compensation expense from our issuance of stock options of $681,000 and $447,000, respectively. We did not grant any stock options in 2007.

Stock Option Plans

The Nominating, Compensation and Stock Option Committee of the Board of Directors is responsible for determining the individuals who will be granted options, the number of options each individual will receive, the option price per share, and the exercise period of each option.

Incentive Stock Options

As of December 31, 2009, 3,164,000 shares of common stock were reserved for issuance under our incentive stock option plans, including 1,892,000 shares which are available for future grant. The incentive stock option price will not be less than the fair market value of the common stock on the date the option is granted. No option grant will have a term in excess of ten years. The options are exercisable over a five to ten year period. Options granted prior to 2008 vest and become exercisable either on the date of grant or commencing six months from the option grant date. The options granted in 2009 and 2008 become vested and exercisable ratably over a five year period on each yearly anniversary date of the option grant. No incentive stock options were granted in 2007.

A summary of incentive stock option activity is as follows:

	2009		2008		2007
	Weighted		Weighted		Weighted
	Average	Number	Average	Number	Average	Number
	Price	of Shares	Price	of Shares	Price	of Shares

Beginning of period	$11.25	1,028,000	$7.63	999,000	$6.85	1,754,000
Granted	15.58	393,000	20.89	274,000	—	—
Cancelled	18.53	(34,000)	8.79	(39,000)	8.85	(1,000)
Exercised	8.55	(115,000)	6.83	(206,000)	5.81	(754,000)

End of period	$12.70	1,272,000	$11.25	1,028,000	$7.63	999,000

The weighted average grant-date fair value of incentive stock options granted during 2009 and 2008 was $4.14 and $6.21 per common share, respectively. There were no incentive stock options granted in 2007.

The following table summarizes information about incentive stock options outstanding at December 31, 2009.

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price Range	Outstanding	Life	Price	Exercisable	Price

$1.50 — 2.74	37,000	1.73	$2.50	37,000	$2.50
$3.01 — 5.53	302,000	3.44	4.67	302,000	4.67
$9.10 — 9.10	143,000	4.99	9.10	143,000	9.10
$13.81 — 15.58	542,000	6.68	15.06	158,000	13.81
$20.89 — 20.89	248,000	8.01	20.89	49,000	20.89

	1,272,000	5.84	$12.70	689,000	$8.73

Non-Qualified Options

As of December 31, 2009, 899,000 shares of common stock were reserved for issuance under our non-qualified stock option plans, including 122,000 shares which are available for future grant. The non-qualified options were granted at option prices which were not less than the fair market value of the common stock on the date the options were granted. Options granted prior to 2008 are exercisable over a five to ten year period, either on the date of grant or commencing six months from the option grant date. The options granted in 2009 and 2008 become vested and exercisable ratably over a five year period on each yearly anniversary date of the option grant.

A summary of non-qualified stock option activity is as follows.

	2009		2008		2007
	Weighted		Weighted		Weighted
	Average	Number	Average	Number	Average	Number
	Price	of Shares	Price	of Shares	Price	of Shares

Beginning of period	$8.79	866,000	$5.43	1,413,000	$4.83	1,896,000
Granted	15.58	34,000	20.89	103,000	—	—
Cancelled	16.13	(2,000)	—	—	—	—
Exercised	8.24	(121,000)	3.40	(650,000)	3.10	(483,000)

End of period	$9.07	777,000	$8.79	866,000	$5.43	1,413,000

The weighted average grant-date fair value of non-qualified stock options granted during 2009 and 2008 was $4.14 and $6.21 per common share, respectively. There were no non-qualified stock options granted in 2007.

The following table summarizes information about non-qualified stock options outstanding at December 31, 2009.

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price Range	Outstanding	Life	Price	Exercisable	Price

$2.74 — 2.74	136,000	1.93	$2.74	136,000	$2.74
$3.62 — 5.53	248,000	3.61	4.86	248,000	4.86
$9.10 — 9.10	155,000	4.99	9.10	155,000	9.10
$13.81 — 15.58	135,000	2.53	14.15	109,000	13.81
$20.89 — 20.89	103,000	8.01	20.89	21,000	20.89

	777,000	3.99	$9.07	669,000	$7.36

Fair Value Valuation Estimates

The fair value of options granted during 2009 and 2008 (no stock options were issued in 2007) is estimated on the date of grant using the Black-Scholes-Merton option pricing model based on the following assumptions:

	2009	2008

Risk-Free Interest-Rate	2.49%	4.19%
Weighted Average Expected Life — Incentive Options	4.5 years	4.5 years
Non-Qualified Options	4.5 years	4.5 years
Expected Volatility	41.0%	35.0%
Dividend Yield	3.64%	1.98%
Forfeiture rate	5.80%	3.10%

Other Information

Other information pertaining to activity of our Stock Option Plans during the years ended December 31, 2009, 2008 and 2007 was as follows:

	2009	2008	2007

Aggregate intrinsic value of stock options exercised	$2,434,000	$11,599,000	$18,084,000
Aggregate intrinsic value of outstanding stock options	$20,759,000	$12,833,000	$35,723,000
Total grant-date fair value of stock options granted	$1,545,000	$2,237,000	Not applicable
Total fair value of options vested during period	$372,000	$-0-	$-0-

Non-vested shares outstanding at December 31, 2008	377,000
Options granted	427,000
Cancelled	(29,000)

Non-vested shares outstanding at December 31, 2009	775,000

As of December 31, 2009, the unrecognized compensation related to stock options was approximately $2,466,000. This cost is expected to be expensed over a four year period.

Employee Stock Purchase Plan

Since January 1, 2000, we have had a non-compensatory ESPP for all eligible employees. All full-time and certain part-time employees who have completed two years of continuous service with us are eligible to participate. The ESPP was implemented through five annual offerings. The first annual offering commenced on January 1, 2000. On February 12, 2004 (effective January 1, 2004), our Board of Directors extended the ESPP for an additional eight annual offerings. Annual offerings commence and terminate on the respective year’s first and last calendar day. Under the ESPP, we are authorized to issue up to 2,700,000 shares of our common stock to our employees. Pursuant to such authorization, we have 1,845,000 shares available for future grant at December 31, 2009. Furthermore, under the terms of the ESPP, eligible employees can choose each year to have up to $25,000 of their annual earnings withheld to purchase our Common Stock. The purchase price of the stock is 85% of the lower of its beginning or end of the plan year market price.

The following table summarizes information about our ESPP annual offerings for the years ended December 31, 2009, 2008 and 2007:

	ESPP Annual Offering
	2009	2008	2007

Common shares purchased	49,000	49,000	61,000
Per common share purchase price	$13.51	$13.54	$16.41
Amount expensed under ESPP	$393,000	$115,000	$291,000
Common shares date of issue	January 4, 2010	January 14, 2009	January 14, 2008

Deferred Compensation Plan

Since January 1, 2000, we have had a SERP for certain key executives and employees. The SERP is not qualified under section 401 of the Internal Revenue Code. Under the SERP, participants may defer up to 15% of their earned income on a pre-tax basis. As of the last day of each plan year, each participant will receive a 25% match of their deferral in the form of our Common Stock based on the then current market value. SERP participants fully vest in our matching contribution three years from the first day of the initial year of participation. The income deferred and our matching contribution are unsecured and subject to the claims of our general creditors. Under the SERP, we are authorized to issue up to 675,000 shares of our common stock to our employees. Pursuant to such authorization, we have 357,000 shares available for future grant at December 31, 2009 (after deducting the 2009 funding of 15,000 shares delivered in 2010). In the aggregate, since initiation of the SERP, the Company’s 25% match has resulted in 318,000 shares (including the 2009 funding of shares delivered in 2010) being issued to the trustee. At the time of issuance, such shares were accounted for at cost, as treasury stock. At December 31, 2009 (prior to 2009 shares delivered in 2010), approximately 176,000 of such shares are vested and remain in the respective active participants’ accounts. The following table summarizes information about our SERP for the plan years ended December 31, 2009, 2008 and 2007:

	SERP Plan Year
	2009		2008		2007

Amount of company match expensed under SERP	$315,000		$353,000		$371,000
Treasury shares issued to fund SERP expense	15,000		22,000		18,000
SERP trust account balance at December 31	$14,591,000	(1)	$10,828,000	(1)	$13,578,000	(1)
Unrealized gains (loss) recorded in SERP liability account	$1,797,000	(2)	$(2,389,000	)(2)	$241,000	(2)

(1)	SERP trust account investments are recorded at their fair value which is based on quoted market prices. Differences between such amounts in the table above and the deferred compensation funding asset reported on our Consolidated Balance Sheets represent the value of our Common Stock held in the Plan’s participants’ trust account and reported by us as treasury stock in our Consolidated Balance Sheets.

(2)	Includes unrecognized loss on our Common Stock held in Plan’s participants’ trust account of $185,000 in the 2007 SERP Plan year. The Common Stock unrecognized loss in 2007 represents such loss as of May 31, 2007, the date of the modification of the SERP Plan.

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

Note 8 —	Other Employee Benefit Plans

Retirement Savings Plan

Since October 1, 1999, we have had a retirement savings plan for employees (the “RSP”) under Section 401(k) of the Internal Revenue Code. The RSP allows eligible employees to contribute up to fifteen percent (15%) of their eligible compensation on a pre-tax basis. There is no match by the Company.

Note 9 —	Dividends

We have paid regular quarterly cash dividends since the second quarter of 2003. During 2009, we paid regular quarterly cash dividends totaling $32,246,000 as detailed below.

2009 Cash Dividend Payments	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Cash dividend per common share	$ .17	$ .18	$ .19	$ .20
Total cash dividends paid	$7,388,000	$7,826,000	$8,292,000	$8,740,000
Record date	February 4	April 25	July 25	October 24
Payment date	February 15	May 12	August 8	November 7

On January 26, 2009, our Board of Directors declared a regular quarterly cash dividend of $.21 per common share, which will be paid on March 5, 2010 to shareholders of record as of close of business February 12, 2010.

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

Note 10 —	Income Taxes

The following table summarizes the provision for income taxes.

	Year Ended December 31,
	2009	2008	2007

Current:
Federal	$17,086,000	$12,454,000	$15,608,000
State	4,439,000	3,225,000	3,529,000

	21,525,000	15,679,000	19,137,000
Deferred:
Federal	(1,988,000)	815,000	(513,000)
State	(544,000)	167,000	(107,000)

	(2,532,000)	982,000	(620,000)

Tax Provision	$18,993,000	$16,661,000	$18,517,000

Deferred income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax basis of assets and liabilities.

Significant components of our federal and state deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2009	2008

Net current deferred assets (liabilities):
Allowance for doubtful accounts	$1,865,000	$1,292,000
Accrued insurance claims — current	1,947,000	1,585,000
Expensing of housekeeping supplies	(3,279,000)	(2,970,000)
Other	(418,000)	(661,000)

	$115,000	$(754,000)

Net noncurrent deferred tax assets:
Deferred compensation	$5,217,000	$4,922,000
Non-deductible reserves	31,000	39,000
Depreciation of property and equipment	(881,000)	(626,000)
Accrued insurance claims — noncurrent	4,543,000	3,699,000
Amortization of intangibles	(1,268,000)	(1,742,000)
Other	265,000	94,000

	$7,907,000	$6,386,000

Realization of the Company’s deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. Management assesses the Company’s income tax positions and records tax benefits for all years subject to examination based upon an evaluation of the facts, circumstances, and information available at the reporting dates, which include historical operating results and expectations of future earnings. As such, management believes it is more likely than not that the current and noncurrent deferred tax assets recorded will be realized to reduce future income taxes and therefore no valuation allowances are necessary.

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2009	2008	2007

Tax expense computed at statutory rate	$17,266,000	$15,146,000	$16,832,000
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	2,551,000	2,201,000	2,130,000
Federal jobs credits	(881,000)	(767,000)	(379,000)
Tax exempt interest	(504,000)	(339,000)	(414,000)
Other, net	561,000	420,000	348,000

	$18,993,000	$16,661,000	$18,517,000

Management performs an evaluation each period of its tax positions taken and expected to be taken in tax returns. The evaluation is performed on positions relating to tax years that remain subject to examination by major tax jurisdictions, the earliest of which is tax year ended December 31, 2006. Based on our evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Therefore, the table reporting on the change in the liability for unrecognized tax benefits during the year ended

December 31, 2009 is omitted as there is no activity to report in such account for the year ended December 31, 2009.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Income taxes paid were $17,789,000, $15,776,000 and $11,528,000 during 2009, 2008 and 2007, respectively.

Note 11 —	Related Party Transactions

One of our former directors, as well as the brother of an officer and a director (collectively “Related Parties”), have separate ownership interests in several different client facilities which have entered into service agreements with us. During the years ended December 31, 2009, 2008 and 2007, the service agreements with the client facilities in which the Related Parties have ownership interests resulted in revenues of $5,268,000, $4,529,000 and $4,894,000, respectively. At December 31, 2009 and 2008, accounts and notes receivable from such facilities of $1,309,000 (net of reserves of $1,666,000) and $1,837,000 (net of reserves of $739,000), respectively, are included in the accompanying consolidated balance sheets. During the year ended December 31, 2008, the entity in which an officer’s brother has an ownership interest filed for bankruptcy. In accordance with our policy of reserving for such, we have recorded a bad debt provision of $1,666,000 in our allowance for doubtful accounts. Such entity has accounts and notes receivable due us of $791,000 (net of reserves).

Another of our directors is a member of a law firm which was retained by us. During the years ended December 31, 2009, 2008 and 2007, fees received from us by such firm did not exceed $100,000 in any period. Additionally, such fees did not exceed, in any period, 5% of such firm’s revenues.

Note 12 —	Segment Information

Reportable Operating Segments

We manage and evaluate our operations in two reportable segments. With respect to the CES acquisition, as described in Note 2, its operations are comparable to ours and therefore reported within our reportable operating segments in 2009 (since the date of acquisition). The two reportable segments are Housekeeping (housekeeping, laundry, linen and other services), and Dietary (dietary department services). Although both segments serve the same client base and share many operational similarities, they are managed separately due to distinct differences in the type of service provided, as well as the specialized expertise required of the professional management personnel responsible for delivering the respective segment’s services. We consider the various services provided within Housekeeping to be one reportable operating segment since such services are rendered pursuant to a single service agreement and the delivery of such services is managed by the same management personnel.

Differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles, and transactions between reportable segments and our warehousing and distribution subsidiary that was sold on March 1, 2009. Prior to disposition, the subsidiary’s transactions with reportable segments were made on a basis intended to reflect the fair market value of the goods transferred. Additionally, included in the differences between the reportable segments’ operating results and other disclosed data are amounts attributable to our investment holding company subsidiary. This subsidiary does not transact any business with the reportable segments. Segment amounts disclosed are prior to any elimination entries made in consolidation.

Housekeeping provides services in Canada, although essentially all of its revenues and net income, 99% in both categories, are earned in one geographic area, the United States. Dietary provides services solely in the United States.

			Corporate and
	Housekeeping	Dietary	Eliminations		Total

Year Ended December 31, 2009
Revenues	$532,723,000	$159,845,000	$127,000		$692,695,000
Income before income taxes	52,375,000	7,782,000	(10,822,000	)(1)	49,335,000
Depreciation and amortization	2,455,000	465,000	309,000		3,229,000
Total assets	116,240,000	38,379,000	111,273,000	(2)	265,892,000
Capital expenditures	$1,602,000	$150,000	$402,000		$2,154,000
Year Ended December 31, 2008
Revenues	$488,954,000	$115,409,000	$(1,645,000)		$602,718,000
Income before income taxes	46,600,000	3,271,000	(6,596,000	)(1)	43,275,000
Depreciation and amortization	2,246,000	238,000	368,000		2,852,000
Total assets	102,511,000	25,583,000	120,467,000	(2)	248,561,000
Capital expenditures	$1,266,000	$106,000	$205,000		$1,577,000
Year Ended December 31, 2007
Revenues	$467,833,000	$110,014,000	$(126,000)		$577,721,000
Income before income taxes	44,851,000	2,829,000	415,000	(1)	48,095,000
Depreciation and amortization	2,311,000	248,000	445,000		3,004,000
Total assets	100,529,000	24,873,000	117,966,000	(2)	243,368,000
Capital expenditures	$1,049,000	$70,000	$386,000		$1,505,000

(1)	represents primarily corporate office cost and related overhead, recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles, as well as consolidated subsidiaries’ operating expenses that are not allocated to the reportable segments, net of investment and interest income.

(2)	represents primarily cash and cash equivalents, marketable securities, deferred income taxes and other current and noncurrent assets.

Total Revenues from Clients

The following revenues earned from clients differ from segment revenues reported above due to the inclusion of adjustments used for segment reporting purposes by management. We earned total revenues from clients in the following service categories:

	Year Ended December 31,

	2009	2008	2007

Housekeeping services	$361,644,000	$334,034,000	$325,033,000
Laundry and linen services	168,877,000	151,291,000	140,531,000
Dietary services	159,767,000	115,165,000	110,002,000
Maintenance services and Other	2,407,000	2,228,000	2,155,000

	$692,695,000	$602,718,000	$577,721,000

Major Client

We have one client, a nursing home chain, which in 2009, 2008 and 2007 accounted for 12%, 15% and 16%, respectively, of total revenues. In the year ended December 31, 2009, we derived 13% and 11%, respectively, of the Housekeeping and Dietary segments’ revenues from such client. Additionally, at both December 31, 2009 and 2008, amounts due from such client represented less than 1% of our accounts receivable balance. Although we expect to continue the relationship with this client, there can be no assurance thereof. The loss of such client, or a significant reduction in revenues from such client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Note 13 —	Earnings Per Common Share

Basic net earnings per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted net earnings per share. The computations of basic net earnings per share and diluted net earnings per share for 2009, 2008 and 2007 are as follows:

	Year Ended December 31, 2009

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net Income	$30,342,000

Basic earnings per common share	30,342,000	43,584,000	$.70
Effect of dilutive securities: Options		702,000	(.01)

Diluted earnings per common share	$30,342,000	44,286,000	$.69

	Year Ended December 31, 2008

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net Income	$26,614,000

Basic earnings per common share	26,614,000	43,131,000	$.62
Effect of dilutive securities: Options		894,000	(.02)

Diluted earnings per common share	$26,614,000	44,025,000	$.60

	Year Ended December 31, 2007

	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net Income	$29,578,000

Basic earnings per common share	29,578,000	42,286,000	$.70
Effect of dilutive securities: Options		1,561,000	(.03)

Diluted earnings per common share	$29,578,000	43,847,000	$.67

For the years ended December 31, 2009 and 2008, options to purchase 352,000 and 371,000 shares, respectively, were excluded from the computation of diluted earnings per common share as the exercise price of such options were in excess of the average market value of our common stock at the respective year end. No outstanding options were excluded from the computation of diluted earnings per common share for the year ended December 31, 2007 as none have an exercise price in excess of the average market value of our common stock during such periods.

Note 14 —	Other Contingencies

We have a $33,000,000 (increased to $36,000,000 on January 1, 2010) bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At December 31, 2009, there were no borrowings under the line of credit. However, at such date, we had outstanding a $31,925,000 (increased to $35,420,000 on January 1, 2010) irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $31,925,000 at December 31, 2009. The line of credit requires us to satisfy two financial covenants. We are in compliance with the financial covenants at December 31, 2009 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2011. We believe the line of credit will be renewed at that time.

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

As a result of the current economic crisis, many states have significant budget deficits. State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their Medicaid programs. In addition, Federal “health reform” legislation has been proposed, that if enacted, would significantly expand state Medicaid programs. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying those increases. A few states have indicated it is possible they will run out of cash to pay Medicaid providers, including nursing homes. Any of these changes would adversely affect the liquidity of our clients, resulting in their inability to make payments to us as agreed upon.

In 2009, Federal economic stimulus legislation was enacted to counter the impact of the economic crisis on state budgets. The legislation includes the temporary provision of additional federal matching funds to help states maintain their Medicaid programs. It is uncertain whether additional federal funding will be provided in the future or if it will be provided in the form of matching funds. In addition, certain states have proposed legislation to provide additional funding for nursing home providers. Even if federal or state legislation is enacted that provides additional funding to Medicaid providers, given the volatility of the economic environment, it is difficult to predict the impact of this legislation on our clients’ liquidity and their ability to make payments to us as agreed.

Note 15 —	Accrued Insurance Claims

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

For workers’ compensation, we record a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of our historical data and open claims. The accrued insurance claims were reduced by approximately $1,001,000, $867,000 and $850,000 at December 31, 2009, 2008 and 2007, respectively in order to record the estimated present value at the end of each year using an 8% discount factor over the estimated remaining pay-out period (48 months).

For general liability, we record a reserve for the estimated amounts to be paid for known claims. The estimated ultimate reserve amount recorded is derived from the estimated claim reserves provided by our insurance carrier reduced by an historical experience factor.

Note 16 —	Subsequent Events

In accordance with ASC 855 which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, the Company evaluated subsequent events through the date these financial statements were issued. There were no material subsequent events that required recognition or additional disclosure in these financial statements.

Note 17 —	Selected Quarterly Financial Data (Unaudited)

	Three Months Ended

	March 31	June 30	September 30	December 31

2009
Revenues	$160,409,000	$170,896,000	$178,829,000	$182,561,000
Operating costs and expenses	$148,768,000	$159,346,000	$167,164,000	$172,706,000
Income before income taxes	$12,578,000	$12,707,000	$13,374,000	$10,677,000
Net income	$7,736,000	$7,815,000	$8,225,000	$6,566,000
Basic earnings per common share(1)	$.18	$.18	$.19	$.15
Diluted earnings per common share(1)	$.18	$.18	$.19	$.15
Cash dividends per common share(1)	$.17	$.18	$.19	$.20
2008
Revenues	$147,259,000	$147,918,000	$152,978,000	$154,563,000
Operating costs and expenses	$136,433,000	$137,198,000	$143,843,000	$143,317,000
Income before income taxes	$11,150,000	$11,305,000	$11,868,000	$11,842,000
Net income	$6,857,000	$6,953,000	$5,522,000	$7,283,000
Basic earnings per common share(1)	$.16	$.16	$.13	$.17
Diluted earnings per common share(1)	$.16	$.16	$.13	$.17
Cash dividends per common share(1)	$.13	$.14	$.15	$.16

(1)	Year-to-date earnings and cash dividends per common share amounts may differ from the sum of quarterly amounts due to rounding.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Grant Thornton, LLP, our independent registered public accounting firm, also audited our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s audit report are included in this Annual Report on Form 10-K on pages 38 and 39 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information regarding directors and executive officers is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to its shareholders in connection with its 2010 Annual Meeting of Shareholders and to be filed within 120 days of the close of the year ended December 31, 2009.

Item 11.	Executive Compensation.

The information regarding executive compensation is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to shareholders in connection with its 2010 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to shareholders in connection with its 2010 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ending December 31, 2009.

Item 13.	Certain Relationships and Related Transactions.

The information regarding certain relationships and related transactions is incorporated herein by reference to the Company’s definitive proxy statement mailed to shareholders in connection with its 2010 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2009.

Item 14.	Principal Accounting Fees and Services

The information regarding principal accounting fees and services is incorporated herein by reference to the Company’s definitive proxy statement mailed to shareholders in connection with its 2010 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2009.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Index of Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as port of this report on Form 10-K (see Part II, Item 8- Financial Statements and Supplementary Data).

(b)	Index of Exhibits

The following Exhibits are filed as part of this Report (references are to Reg. S-K Exhibit Numbers):

Exhibit
Number		Description

3.1		Articles of Incorporation of the Registrant, as amended, are incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-2 (File No. 33-35798).
3.2		Amendment to Articles of Incorporation of the Registrant as of May 30, 2000, is incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the period ended December 31, 2001
3.3		Amendment to Articles of Incorporation of the Registrant as of May 22, 2007, is incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 24, 2007.
4.1		Specimen Certificate of the Common Stock, $.01 par value, of the Registrant is incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-18 (Commission File No. 2-87625-W).
4	.2**	Employee Stock Purchase Plan of the Registrant is incorporated by reference to Exhibit 4(a) of Registrant’s Registration Statement on Form S-8 (Commission File No. 333-92835).
4	.3**	Amendment to Employee Stock Purchase Plan is incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K for the period ended December 31, 2003.
4	.4**	Deferred Compensation Plan is incorporated by reference to Exhibit 4(b) of Registrant’s Registration Statement on Form S-8 (Commission File No. 333-92835).
10	.1**	1995 Incentive and Non-Qualified Stock Option Plan, as amended is incorporated by reference to Exhibit 4(d) of the Form S-8 filed by the Registrant, Commission File No. 33-58765.
10	.2**	Amendment to the 1995 Employee Stock Option Plan is incorporated by reference to Exhibit 4(a) of Registrant’s Registration Statement on Form S-8 (Commission File No. 333-46656).
10	.3**	1996 Non-Employee Directors’ Stock Option Plan, Amended and Restated as of October 28, 1997 is incorporated by reference to Exhibit 10.6 of Form 10-Q Report for the quarter ended September 30, 1997 filed by Registrant on November 14, 1997).
10	.4**	Form of Non-Qualified Stock Option Agreement granted to certain Directors is incorporated by reference to Exhibit 10.9 of Registrant’s Registration Statement on Form S-1 (Commission File No. 2-98089).
10	.5**	Amended and restated 2002 Stock Option Plan is incorporated by reference to Exhibit 4(1) to the Company’s Registration Statement on Form S-8 (Commission File No. 333-127747).
10.7		Healthcare Services Group, Inc. Dividend Reinvestment Plan is incorporated by reference to the Company’s Registration Statement on Form S-3 (Commission File No. 333-108182).
14	.	Code of Ethics and Business Conduct. Such document is available at our website www.hcsgcorp.com
21	.	List of subsidiaries is filed herewith in Part I, Item I.
23	.	Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit
Number	Description

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
99.1	Preferability Letter of Grant Thornton dated February 16, 2010

**	indicates that exhibit is a management contract or a management compensatory plan or arrangement.

(c)	Financial Statement Schedules

Except for Schedule II provided below, all other schedules for the registrant have been omitted since the required information is not applicable or because the information is included in the financial statements or notes thereto.
Healthcare Services Group, Inc. and
Subsidiaries Schedule II— Valuation
and Qualifying Accounts
Years Ended December 31, 2009, 2008,
and 2007

		Additions

	Balance —	Charged to	Charged to
	Beginning of	Costs and	Other		Balance —
Description	Period	Expenses	Accounts	Deductions(A)	End of Period

2009
Allowance for Doubtful Accounts	$3,214,000	$2,404,000	$0	$978,000	$4,640,000

2008
Allowance for Doubtful Accounts	$4,284,000	$4,234,000	$0	$5,304,000	$3,214,000

2007
Allowance for Doubtful Accounts	$2,716,000	$6,142,000	$0	$4,574,000	$4,284,000

(A)	Represents write-offs

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 16, 2010

HEALTHCARE SERVICES GROUP, INC.

(Registrant)

Daniel P. McCartney
Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Daniel P. McCartney Daniel P. McCartney	Chief Executive Officer and Chairman	February 16, 2010

/s/ Joseph F. McCartney Joseph F. McCartney	Director and Vice President	February 16, 2010

/s/ Robert L. Frome Robert L. Frome	Director	February 16, 2010

/s/ Thomas A. Cook Thomas A. Cook	Director and President	February 16, 2010

/s/ John M. Briggs John M. Briggs	Director	February 16, 2010

/s/ Robert J. Moss Robert J. Moss	Director	February 16, 2010

/s/ Dino D. Ottaviano Dino D. Ottaviano	Director	February 16, 2010

/s/ Richard W. Hudson Richard W. Hudson	Chief Financial Officer and Secretary	February 16, 2010