Form 10-Q
period 2010-06-30
HEALTHCARE SERVICES GROUP INC
filed 2010-07-23
CIK 731012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value: 43,823,000 shares outstanding as of July 23, 2010.

INDEX

PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	3

Consolidated Statements of Income for the Three and Six Months Ended June 30, 2010 and June 30, 2009	5

Consolidated Statements of Cash Flows for the Six Months ended June 30, 2010 and 2009	6

Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2010	7

Notes To Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations	20

Item 3. Quantitative and Qualitative Disclosure About Market Risk	34

Item 4. Controls and Procedures	34

Part II. OTHER INFORMATION	34

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	34

Item 4. (Removed and Reserved)	35

Item 5. Other Information	35

Item 6 Exhibits	36

Signatures	37

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$34,968,000	$31,301,000
Marketable securities, at fair value	44,099,000	52,648,000
Accounts and notes receivable, less allowance for doubtful accounts of $5,112,000 in 2010 and $4,640,000 in 2009	107,253,000	104,356,000
Inventories and supplies	18,347,000	16,974,000
Deferred income taxes	506,000	115,000
Prepaid expenses and other	4,862,000	6,776,000

Total current assets	210,035,000	212,170,000
Property and Equipment:
Laundry and linen equipment installations	1,728,000	1,695,000
Housekeeping equipment and office furniture	17,968,000	16,905,000
Autos and trucks	278,000	278,000

	19,974,000	18,878,000
Less accumulated depreciation	15,043,000	14,487,000

	4,931,000	4,391,000

GOODWILL	16,955,000	17,087,000
OTHER INTANGIBLE ASSETS, Less accumulated amortization of $5,002,000 in 2010 and $4,038,000 in 2009	8,198,000	8,862,000
NOTES RECEIVABLE — long term portion, net of discount	6,165,000	4,623,000
DEFERRED COMPENSATION FUNDING, at fair value	11,238,000	10,783,000
DEFERRED INCOME TAXES — long term portion	8,990,000	7,907,000
OTHER NONCURRENT ASSETS	42,000	69,000

TOTAL ASSETS	$266,554,000	$265,892,000

See accompanying notes.

CONSOLIDATED BALANCE SHEETS (continued)

	(Unaudited)
	June 30, 2010	December 31, 2009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,743,000	$9,134,000
Accrued payroll, accrued and withheld payroll taxes	16,191,000	17,647,000
Other accrued expenses	2,859,000	3,057,000
Income taxes payable	444,000	35,000
Accrued insurance claims	5,305,000	4,844,000

Total current liabilities	32,542,000	34,717,000
ACCRUED INSURANCE CLAIMS — long term portion	12,377,000	11,302,000
DEFERRED COMPENSATION LIABILITY	11,479,000	11,099,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 100,000,000 shares authorized, 45,952,000 shares issued in 2010 and 45,792,000 shares in 2009	460,000	458,000
Additional paid-in capital	95,749,000	92,339,000
Retained earnings	133,085,000	135,837,000
Accumulated other comprehensive income, net of taxes	31,000	—
Common stock in treasury, at cost 2,134,000 shares in 2010 and 2,211,000 shares in 2009	(19,169,000)	(19,860,000)

Total stockholders’ equity	210,156,000	208,774,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$266,554,000	$265,892,000

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$192,954,000	$170,896,000	$376,755,000	$331,305,000
Operating costs and expenses:
Costs of services provided	165,240,000	145,830,000	323,812,000	283,722,000
Selling, general and administrative	13,150,000	13,516,000	27,051,000	24,392,000
Other income/(loss):
Investment and interest	(383,000)	1,157,000	366,000	2,094,000

Income before income taxes	14,181,000	12,707,000	26,258,000	25,285,000

Income taxes	5,460,000	4,892,000	10,109,000	9,734,000

Net income	$8,721,000	$7,815,000	$16,149,000	$15,551,000

Basic earnings per common share	$0.20	$0.18	$0.37	$0.36

Diluted earnings per common share	$0.20	$0.18	$0.36	$0.35

Cash dividends per common share	$0.22	$0.18	$0.43	$0.35

Weighted average number of common shares outstanding

Basic	43,965,000	43,537,000	43,932,000	43,497,000

Diluted	44,652,000	44,262,000	44,655,000	44,168,000

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOW

	(Unaudited)
	For the Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net Income	$16,149,000	$15,551,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,840,000	1,513,000
Bad debt provision	1,050,000	1,450,000
Deferred income tax benefits	(1,474,000)	(747,000)
Stock-based compensation expense	609,000	499,000
Amortization of premium on marketable securities	426,000	464,000
Unrealized (gain) loss on marketable securities	658,000	(373,000)
Unrealized (gain) loss on deferred compensation fund investments	370,000	(522,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	(3,947,000)	(10,581,000)
Prepaid income taxes	—	1,599,000
Inventories and supplies	(1,372,000)	(190,000)
Notes receivable — long term portion	(1,542,000)	(3,264,000)
Deferred compensation funding	(825,000)	(348,000)
Accounts payable and other accrued expenses	(1,342,000)	656,000
Accrued payroll, accrued and withheld payroll taxes	(801,000)	293,000
Accrued insurance claims	1,536,000	1,474,000
Deferred compensation liability	696,000	1,037,000
Income taxes payable	409,000	—
Prepaid expenses and other assets	1,772,000	6,552,000

Net cash provided by operating activities	14,212,000	15,063,000

Cash flows from investing activities:
Disposals of fixed assets	44,000	211,000
Additions to property and equipment	(1,459,000)	(1,064,000)
Purchases of marketable securities, net	(26,089,000)	(9,170,000)
Sales of marketable securities, net	33,584,000	5,841,000
Cash paid for acquisition	—	(4,613,000)

Net cash provided by (used in) investing activities	6,080,000	(8,795,000)

Cash flows from financing activities:
Dividends paid	(18,901,000)	(15,214,000)
Repayment of debt assumed in acquisition	—	(4,718,000)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	56,000	43,000
Tax benefit from equity compensation plans	827,000	423,000
Proceeds from the exercise of stock options	1,393,000	236,000

Net cash used in financing activities	(16,625,000)	(19,230,000)

Net increase (decrease) in cash and cash equivalents	3,667,000	(12,962,000)

Cash and cash equivalents at beginning of the period	31,301,000	37,501,000

Cash and cash equivalents at end of the period	$34,968,000	$24,539,000

Supplementary Cash Flow Information:
Income taxes cash payments, net of refunds	$10,347,000	$8,646,000

Issuance of 66,000 shares of Common Stock related to acquisition in 2009	$—	$4,494,000

Issuance of 49,000 shares of Common Stock in both 2010 and 2009 pursuant to Employee Stock Plans	$1,047,000	$777,000

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited)

	For the Six Months Ended June 30, 2010
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Stock	Equity
Balance, December 31, 2009	45,792,000	$458,000	$92,339,000	$—	$135,837,000	$(19,860,000)	$208,774,000
Comprehensive income:
Net income for the period					16,149,000		16,149,000

Unrealized gain on available for sale marketable securities, net of taxes				31,000			31,000

Comprehensive income							16,180,000

Exercise of stock options and other stock-based compensation, net of 6,000 shares tendered for payment	160,000	2,000	1,216,000			175,000	1,393,000

Tax benefit from equity compensation plans			827,000				827,000

Share-based compensation expense — stock options			465,000				465,000

Treasury shares issued for Deferred Compensation Plan funding and redemptions (6,000 shares)			260,000			55,000	315,000

Shares issued pursuant to Employee Stock Plans (49,000 shares)			609,000			438,000	1,047,000

Cash dividends — $0.43 per common share					(18,901,000)		(18,901,000)

Shares issued pursuant to Dividend Reinvestment Plan (3,000 shares)			33,000			23,000	56,000

Balance, June 30, 2010	45,952,000	$460,000	$95,749,000	$31,000	$133,085,000	$(19,169,000)	$210,156,000

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Reporting
The accompanying financial statements are unaudited and do not include certain information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. However, in our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 2009 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 2009. The financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the quarter and six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year.
As of June 30, 2010, we operate one wholly-owned subsidiary, Huntingdon Holdings, Inc. (“Huntingdon”). Huntingdon invests our cash and cash equivalents, as well as manages our portfolio of marketable securities.
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
Note 2 — Acquisition
On April 30, 2009, we executed an Asset Purchase Agreement to acquire essentially all of the assets of Contract Environmental Services, Inc. (“CES”), a South Carolina based corporation which is a provider of professional housekeeping, laundry and dietary department services to long-term care and related facilities. We believe the acquisition of CES expands and compliments our position of being the largest provider of such services to long-term care and related facilities in the United States. The aggregate consideration was approximately $13,825,000 consisting of: (i) $4,613,000 in cash, (ii) a current issuance of approximately 66,000 shares of our common stock (valued at approximately $1,183,000) and a future issuance of approximately 265,000 shares (valued at approximately $3,311,000) contingent upon the achievement of certain financial targets, and (iii) the repayment of approximately $4,718,000 of certain debt obligations of CES. The final allocation of such consideration resulted in our recording of the following: (i) approximately $8,998,000 of tangible assets consisting primarily of accounts receivable, (ii) $5,700,000 of amortizable intangible assets, (iii) $1,936,000 of goodwill and (iv) current liabilities of approximately $2,809,000. The CES results of operations are not included in our consolidated results of operations before May 1, 2009, which was prior to the close of the transaction. Effective January 1, 2010, all of CES’ operations were fully integrated with our operations.

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
The following table sets forth goodwill by reportable operating segment, as described in Note 6 herein, and the changes in the carrying amounts of goodwill for the six month period ended June 30, 2010.

	Housekeeping	Dietary
	Segment	Segment	Total
Balance as of December 31, 2009	$14,913,000	$2,174,000	$17,087,000
Goodwill adjusted for final purchase price adjustments	(19,000)	(113,000)	(132,000)

Balance as of June 30, 2010	$14,894,000	$2,061,000	$16,955,000

The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 7 and 8 years). The following table sets forth the amounts of our identifiable intangible assets subject to amortization, which were acquired in acquisitions.

	June 30,	December 31,
	2010	2009
Customer relationships	$12,400,000	$12,100,000
Non-compete agreements	800,000	800,000

Total other intangibles, gross	$13,200,000	$12,900,000
Less accumulated amortization	(5,002,000)	(4,038,000)

Other intangibles, net	$8,198,000	$8,862,000

The customer relationships have a weighted-average amortization period of seven years and the non-compete agreements have a weighted-average amortization period of eight years. The following table sets forth the estimated amortization expense for intangibles subject to amortization for the following five fiscal years:

	Customer	Non-Compete
Period/Year	Relationships	Agreements	Total
July 1 to December 31, 2010	$886,000	$50,000	$936,000
2011	$1,771,000	$100,000	$1,871,000
2012	$1,771,000	$100,000	$1,871,000
2013	$1,452,000	$100,000	$1,552,000
2014	$814,000	$67,000	$881,000
2015	$814,000	$—	$814,000
Amortization expense for the quarter and six month period ended June 30, 2010 was $468,000 and $964,000, respectively.

Note 4 — Fair Value Measurements and Marketable Securities
We, in accordance with U.S. GAAP, define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Effective January 1, 2008, we elected the fair value option for certain of our marketable securities purchased since such adoption. Management initially elected the fair value option for certain of our marketable securities because it views such investment securities as highly liquid and available to be drawn upon for working capital purposes making them similar to its cash and cash equivalents. Accordingly, we record net unrealized gain or loss in the other income, investment and interest caption in our consolidated income statements for such investments. We have not elected the fair value option for marketable securities acquired after December 31, 2009. While, these assets continue to be highly liquid and available, we do not believe these assets are representative of our operating activities. These assets are representative of our investing activities, and they will be available for future needs of the Company to support its current and projected growth.
Certain of our assets and liabilities are reported at fair value in the accompanying balance sheets. Such assets and liabilities include cash and cash equivalents, marketable securities, accounts and notes receivable, and accounts payable (including income taxes payable and accrued expenses). Additionally, the following tables provide fair value measurement information for our marketable securities and deferred compensation fund investment assets as of June 30, 2010 and December 31, 2009.

	As of June 30, 2010
			Fair Value Measurement Using:
			Quoted Prices		Significant
			in Active	Significant Other	Unobservable
			Markets	Observable Inputs	Inputs
	Carrying Amount	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Marketable securities
Municipal bonds	$44,099,000	$44,099,000	$—	$44,099,000	$—
Equity securities — Deferred comp fund	$11,238,000	$11,238,000	$7,266,000	$3,972,000	$—

	As of December 31, 2009
			Fair Value Measurement Using:
			Quoted Prices		Significant
			in Active	Significant Other	Unobservable
			Markets	Observable Inputs	Inputs
	Carrying Amount	Total Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Marketable securities
Municipal bonds	$52,648,000	$52,648,000	$—	$52,648,000	$—
Equity securities — Deferred comp fund	$10,783,000	$10,783,000	$7,195,000	$3,588,000	$—
The fair values of the municipal bond are measured using pricing service data from an external provider. The fair value of equity investments in the funded deferred compensation plan are valued (Level 1) based on quoted market prices. The money market fund in the funded deferred compensation plan is valued (Level 2) at the net asset value (“NAV”) of the shares held by the plan at the end of the period. As a practical expedient, fair value of our money market fund is valued at the NAV as determined by the custodian of the fund. The money market fund includes short-term United States dollar denominated money-market instruments. The money market fund can be redeemed at its NAV at its measurement date as there are no significant restrictions on the ability of participants to sell this investment.

For the quarter and six month period ended June 30, 2010, the other income/(loss) — investment and interest caption on our consolidated statements of income includes an unrealized loss from marketable securities of $61,000 and $658,000, respectively, for investments recorded under the fair value option. For the quarter and six month period ended June 30, 2009, the other income/(loss) — investment and interest caption on our consolidated statements of income includes an unrealized loss from marketable securities of $272,000 and an unrealized gain of $373,000, respectively, for investments recorded under the fair value option. For the quarter and six month period ended June 30, 2010, the accumulated other comprehensive income on our consolidated balance sheet and stockholders’ equity includes unrealized gains from marketable securities of $92,000 and $31,000, respectively, related to marketable securities that are not recognized under the fair value option in accordance with U.S. GAAP.

		Gross	Gross		Other-than-
		Unrealized	Unrealized	Estimated Fair	temporary
June 30, 2010	Amortized Cost	Gains	Losses	Value	Impairments
Type of security:
Municipal bonds	$24,662,000	$993,000	$—	$25,655,000	$—
Municipal bonds — available for sale	18,413,000	31,000	—	18,444,000	—

Total debt securities	$43,075,000	$1,024,000	$—	$44,099,000	$—

		Gross	Gross		Other-than-
		Unrealized	Unrealized	Estimated Fair	temporary
December 31, 2009	Amortized Cost	Gains	Losses	Value	Impairments
Type of security:
Municipal bonds	$50,997,000	$1,651,000	$—	$52,648,000	$—

Total debt securities	$50,997,000	$1,651,000	$—	$52,648,000	$—

The contractual maturities of available for sale investments held at June 30, 2010 and December 31, 2009.

Contractual maturity:	June 30, 2010	December 31, 2009
Maturing in one year or less	$151,000	$—
Maturing after one year through three years	6,964,000	—
Maturing after three years	11,329,000	—

Total available for sale debt securities	$18,444,000	$—

Note 5 — Other Contingencies
We have a $36,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At June 30, 2010, there were no borrowings under the line of credit. However, at such date, we had outstanding a $35,420,000 irrevocable standby letter of credit which relate to payment obligations under our insurance programs. As a result of the letters of credit issued, the amount available under the line of credit was reduced by $35,420,000 at June 30, 2010. The line of credit requires us to satisfy two financial covenants. We are in compliance with the financial covenants at June 30, 2010 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2011. We believe the line of credit will be renewed at that time.
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

We have tax matters with various taxing authorities. Because of the uncertainties related to both the probable outcomes and amount of probable assessments due, we are unable to make a reasonable estimate of liability. We do not expect the resolution of any of these matters, taken individually or in the aggregate, to have a material adverse affect on our consolidated financial position or results of operations based on our best estimate of the outcomes of such matters.
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
As a result of the current economic crisis, many states have significant budget deficits. State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their Medicaid programs. In addition, during March 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “Act”) were signed into law. The Act will significantly impact the governmental healthcare programs which our clients participate, and reimbursements received there under from governmental or third-party payors. Furthermore, in the coming year, new proposals or additional changes in existing regulations could be made to the Act which could directly impact the governmental reimbursement programs in which our clients participate. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying those increases. A few states have indicated it is possible they will run out of cash to pay Medicaid providers, including nursing homes. Any negative changes in our clients’ reimbursements may negatively impact our results of operations. Although we are currently evaluating the Act’s effect on our client base, we may not know the full effect until such a time as these laws are fully implemented and the Centers for Medicare and Medicaid Services and other agencies issue applicable regulations or guidance.
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
Differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles. Additionally, included in the differences between the reportable segments’ operating results and other disclosed data are amounts attributable to Huntingdon our investment holding company subsidiary. Huntingdon does not transact any business with the reportable segments. Segment amounts disclosed are prior to any elimination entries made in consolidation.

Housekeeping provides services in Canada, although essentially all of its revenues and net income, 99% in both categories, are earned in one geographic area, the United States. Dietary provides services solely in the United States.

	Housekeeping		Corporate and
	Services	Dietary Services	Eliminations		Total
Quarter Ended June 30, 2010
Revenues	$149,519,000	$43,420,000	$15,000	(1)	$192,954,000
Income before income taxes	14,492,000	2,119,000	(2,430,000	)(1)	14,181,000

Quarter Ended June 30, 2009
Revenues	$131,484,000	$39,440,000	$(28,000	)(1)	$170,896,000
Income before income taxes	11,754,000	2,007,000	(1,054,000	)(1)	12,707,000

Six Months Ended June 30, 2010
Revenues	$290,415,000	$86,374,000	$(34,000	)(1)	$376,755,000
Income before income taxes	29,350,000	4,309,000	(7,401,000	)(1)	26,258,000

Six Months Ended June 30, 2009
Revenues	$256,936,000	$74,244,000	$125,000	(1)	$331,305,000
Income before income taxes	25,620,000	3,763,000	(4,098,000	)(1)	25,285,000

(1)
Represents primarily corporate office cost and related overhead, recording of transactions at the reportable segment level which use methods other than U.S. GAAP and consolidated subsidiaries’ operating expenses that are not allocated to the reportable segments, net of investment and interest income.

Total Consolidated Revenues from Clients
The following revenues earned from clients represent their reporting in accordance with U.S. GAAP and differ from segment revenues reported above due to the inclusion of adjustments used for segment reporting purposes by management. We earned total revenues from clients in the following service categories:

	Quarter Ended June 30,
	2010	2009
Housekeeping services	$100,680,000	$88,412,000
Laundry and linen services	48,591,000	41,834,000
Dietary services	43,115,000	39,995,000
Maintenance services and other	568,000	655,000

	$192,954,000	$170,896,000

	Six Months Ended June 30,
	2010	2009
Housekeeping services	$195,335,000	$175,142,000
Laundry and linen services	94,126,000	80,740,000
Dietary services	86,202,000	74,222,000
Maintenance services and other	1,092,000	1,201,000

	$376,755,000	$331,305,000

Major Client
We have one client, a nursing home chain (“Major Client”), which accounted for the respective percentages of our revenues as detailed below:

	Quarter Ended June 30,
	2010	2009
Total revenues	11%	13%
Housekeeping	11%	13%
Dietary services	9%	11%

	Six Months Ended June 30,
	2010	2009
Total revenues	11%	13%
Housekeeping	11%	13%
Dietary services	9%	12%
Additionally, at both June 30, 2010 and December 31, 2009, amounts due from such client represented less than 1% of our accounts receivable balance. The loss of such client, or a significant reduction in revenues from such client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Note 7 — Earnings Per Common Share
A reconciliation of the numerator and denominator of basic and diluted earnings per common share is as follows:

	Quarter ended June 30, 2010
	Income	Shares
	(Numerator)	(Denominator)	Per-share Amount
Net income	$8,721,000

Basic earnings per common share	$8,721,000	43,965,000	$.20
Effect of dilutive securities:
Options		687,000

Diluted earnings per common share	$8,721,000	44,652,000	$.20

	Quarter ended June 30, 2009
	Income	Shares
	(Numerator)	(Denominator)	Per-share Amount
Net income	$7,815,000

Basic earnings per common share	$7,815,000	43,537,000	$.18
Effect of dilutive securities:
Options		725,000

Diluted earnings per common share	$7,815,000	44,262,000	$.18

	Six Months ended June 30, 2010
	Income	Shares
	(Numerator)	(Denominator)	Per-share Amount
Net income	$16,149,000

Basic earnings per common share	$16,149,000	43,932,000	$.37
Effect of dilutive securities:
Options		723,000

Diluted earnings per common share	$16,149,000	44,655,000	$.36

	Six Months ended June 30, 2009
	Income	Shares
	(Numerator)	(Denominator)	Per-share Amount
Net income	$15,551,000

Basic earnings per common share	$15,551,000	43,497,000	$.36
Effect of dilutive securities:
Options		671,000

Diluted earnings per common share	$15,551,000	44,168,000	$.35

Options to purchase 444,000 and 437,000 shares of common stock at an average exercise price of $21.21 per common share were outstanding during the three and six month periods ended June 30, 2010 but not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, would be antidilutive.
Options to purchase 356,000 and 360,000 shares of common stock at an average exercise price of $20.89 per common share were outstanding during the three and six month periods ended June 30, 2009 but not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, would be antidilutive.
Note 8 — Dividends
During the six month period ended June 30, 2010, we paid regular quarterly cash dividends totaling $18,901,000 as follows:

	Quarter ended
	March 31, 2010	June 30, 2010
Cash dividend per common share	$.21	$.22
Total cash dividends paid	$9,224,000	$9,677,000
Record date	February 12	April 23
Payment date	March 5	May 14
Additionally, on July 13, 2010, our Board of Directors declared a regular quarterly cash dividend of $.23 per common share to be paid on August 6, 2010 to shareholders of record as of July 23, 2010.
Note 9 — Share-Based Compensation
Stock Options
During the six month period ended June 30, 2010, the stock option activity under our 2002 Stock Option Plan, 1995 Incentive and Non-Qualified Stock Option Plan for key employees, and 1996 Non-Employee Director’s Stock Option Plan (collectively the “Stock Option Plans”), was as follows:

			Weighted
			Average
	Weighted		Remaining
	Average	Number of	Contractual	Aggregate
	Price	Shares	Life (In Years)	Intrinsic Value
Outstanding, January 1, 2010	$11.33	2,049,000
Granted	21.46	445,000
Cancelled	18.20	(8,000)
Exercised	8.18	(185,000)

Outstanding, June 30, 2010	$13.52	2,301,000	5.75	$14,285,000

Options exercisable as of June 30, 2010		1,324,000	3.53	$13,193,000

The weighted average fair value of options granted during the 2010 and 2009 six month periods ended June 30, 2010 was $5.97 and $4.14, respectively. The following table summarizes information about stock options outstanding at June 30, 2010.

					Options
	Options Outstanding				Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price Range	Outstanding	Life	price	Exercisable	Price
$1.50 – 2.74	163,000	1.40	$2.70	163,000	$2.70
3.01 – 5.53	460,000	3.06	4.85	460,000	4.85
9.10 – 9.10	275,000	4.49	9.10	275,000	9.10
13.81 – 15.58	613,000	5.77	14.97	289,000	14.29
$20.89 – 21.46	790,000	8.63	21.21	137,000	20.89

	2,301,000	5.75	$13.52	1,324,000	$9.19

Other information pertaining to option activity during the six month periods ended June 30, 2010 and 2009 was as follows:

	June 30, 2010	June 30, 2009
Weighted average grant-date fair value of stock options granted:	$2,176,000	$1,545,000
Total fair value of stock options vested:	$681,000	$447,000
Total intrinsic value of stock options exercised:	$2,467,000	$967,000
Total pre-tax stock-based compensation expense charged against income:	$465,000	$354,000
Total unrecognized compensation expense related to non-vested options:	$3,906,000	$2,793,000
Under our Stock Option Plans at June 30, 2010, in addition to the 2,301,000 shares issuable pursuant to outstanding option grants, an additional 1,403,000 shares of our Common Stock are available for future grants. Options outstanding and exercisable were granted at stock option prices which were not less than the fair market value of our Common Stock on the date the options were granted and no option has a term in excess of ten years. Additionally, with the exception of the options granted in 2010 and 2009, options became vested and exercisable either on the date of grant or commencing six months after the option grant date. The options granted in 2010 and 2009 become vested and exercisable ratably over a five year period on each anniversary date of the option grant.
At June 30, 2010, the total unrecognized compensation expense related to non-vested options, as reported above, was expected to be recognized through the fourth quarter of 2014 for the options granted in 2010 and the fourth quarter of 2013 for the options granted in 2009. The fair value of options granted in 2010 and 2009 was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	2010	2009
Risk-free interest rate	2.5%	2.5%
Expected volatility	42.1%	41.0%
Weighted average expected life in years	4.5	6.5
Dividend yield	3.5%	3.6%

Employee Stock Purchase Plan
Total pre-tax share-based compensation expense charged against income for the three month and six month periods ended June 30, 2010 and 2009 for options granted under our Employee Stock Purchase Plan (“ESPP”) was:

	Quarter Ended June 30,
	2010	2009
ESPP compensation expense	$70,000	$65,000

	Six Months Ended June 30,
	2010	2009
ESPP compensation expense	$144,000	$145,000
It is estimated, at this time, that the expense attributable to such share-based payments in each of the subsequent quarters of 2010 will approximate the amount recorded in the 2010 first and second quarter. However, such future expense related to our ESPP will be impacted by, and be dependent on the change in our stock price over the remaining period up to the December 31, 2010 measurement date.
Such expense was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Quarter and Six Months Ended June 30,
	2010	2009
Risk-free interest rate	0.2%	0.2%
Expected volatility	34.0%	62.9%
Weighted average expected life in years	1.0	1.0
Dividend yield	3.5%	3.6%
We may issue new common stock or re-issue common stock from treasury to satisfy our obligations under any of our share-based compensation plans.
Note 10 — Related Party Transactions
One of our former directors, as well as the brother of an officer and a director (collectively “Related Parties”), have separate ownership interests in several different client facilities which have entered into service agreements with us. In the six month periods ended June 30, 2010 and 2009, the service agreements with the client facilities in which the Related Parties have ownership interests resulted in revenues of approximately $2,210,000 and $2,719,000, respectively. At June 30, 2010 and December 31, 2009, accounts and notes receivable from such facilities of $1,351,000 (net of reserves of $1,666,000) and $1,309,000 (net of reserves of $1,666,000), respectively, are included in the accompanying consolidated balance sheets.
Another of our directors is a member of a law firm which was retained by us. In each of the six month periods ended June 30, 2010 and 2009, fees received from us by such firm did not exceed $100,000. Additionally, such fees did not exceed, in either three month period, 5% of such firm’s revenues.

Note 11 — Income Taxes
For the six month periods ended June 30, 2010 and 2009, our effective tax rate was 38.5%. Such differences between the effective tax rates and the applicable U.S. federal statutory rate primarily arise from the effect of state and local income taxes and estimated tax credits available to the Company.
We account for income taxes using the asset and liability method, which results in recognizing income tax expense based on the amount of income taxes payable or refundable for the current year. Additionally, we evaluate regularly the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2006 through 2009 (with regard to U.S. federal income tax returns) and December 31, 2005 through 2009 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2010.
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
In September 2009, the FASB issued updated standards that address the determination of when the individual deliverables included in a multiple arrangement may be treated as separate units of accounting. This guidance also modifies the manner in which the transaction consideration is allocated across separately identified deliverables and establishes definitions for determining fair value of elements in an arrangement. This standard must be adopted by us no later than January 1, 2011 with earlier adoption permitted. We are currently evaluating the impact, if any, that this standard update will have on our consolidated financial statements.
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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward Looking Statements
This report and documents incorporated by reference into this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “believes”, “anticipates”, “plans”, “expects”, “will”, “goal”, and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; proposed legislation regulations to reform the U.S. healthcare system in an effort to contain healthcare costs; credit and collection risks associated with this industry; one client accounting for approximately 11% of revenues in the six month period ended June 30, 2010 — (see note 6, “Major Client” in the accompanying Notes to Consolidated Financial Statements); risks associated with our acquisition of Contract Environmental Services, Inc., including integration risks and costs, or such business not achieving expected financial results or synergies or failure to otherwise perform as expected; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, including state and local regulations pertaining to the taxability of our services; and the risk factors described in Part I in this report under “Government Regulation of Clients”, “Competition”, “Service Agreements/Collections”, and under Item IA “Risk Factors”. Many of our clients’ revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which Congress has affected through the enactment of a number of major laws during the past decade, most recently the March 2010 enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “Act”). These laws have significantly altered, or threatened to alter, overall government reimbursement funding rates and mechanisms. In addition, the current economic crises could adversely affect such funding. The overall effect of these laws and trends in the long-term care industry has affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing services could not be passed on to our clients.
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
RESULTS OF OPERATIONS
The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of June 30, 2010 and December 31, 2009 and the periods then ended and the notes accompanying those financial statements.
Overview
We provide management, administrative, and operating expertise to the housekeeping, laundry, linen, facility maintenance and dietary service departments to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States.

We believe that we are the largest provider of housekeeping and laundry services to the long-term care industry in the United States, rendering such services to approximately 2,400 facilities in 47 states as of June 30, 2010. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.
We provide our services primarily pursuant to full service agreements with our clients. In such agreements, we are responsible for the management and hourly employees located at our clients’ facilities. We also provide services on the basis of a management-only agreement for a very limited number of clients. Additionally, we also provide, individually or as a combination thereof, the specialized services of Dietary (dietary department management, consulting services and food purchasing) on a stand-alone basis to certain clients. Our agreements with clients typically provide for a one year service term, cancelable by either party upon 30 to 90 days notice after the initial 120-day period.
We are organized into two reportable segments; housekeeping, laundry, linen and facility maintenance (“Housekeeping”), and dietary department services (“Dietary”). Housekeeping is being provided at all of our approximately 2,400 client facilities, generating approximately 77% or $290,553,000 of the six month period ending June 30, 2010 total revenues. Dietary is being provided to approximately 350 client facilities and contributed approximately 23% or $86,202,000 the six month period ending June 30, 2010 total revenues.
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
On April 30, 2009, we executed an Asset Purchase Agreement to acquire essentially all of the assets of Contract Environmental Services, Inc (“CES”), a South Carolina based corporation which is a provider of professional housekeeping, laundry and dietary department services to long-term care and related facilities. We believe the acquisition of CES expands and compliments our position of being the largest provider of such services to long-term care and related facilities in the United States. The aggregate consideration was approximately $13,825,000 consisting of: (i) $4,613,000 in cash, (ii) a current issuance of approximately 66,000 shares of our common stock (valued at approximately $1,183,000) and a future issuance of approximately 265,000 shares (valued at approximately $3,311,000) contingent upon the achievement of certain financial targets, and (iii) the repayment of approximately $4,718,000 of certain debt obligations of CES. The final allocation of such consideration resulted in our recording of the following: (i) approximately $8,998,000 of tangible assets consisting primarily of accounts receivable, (ii) $5,700,000 of amortizable intangible assets, (iii) $1,936,000 of goodwill and (iv) current liabilities of approximately $2,809,000. The CES results of operations are not included in our consolidated results of operations before May 1, 2009, which was prior to the close of the transaction. Effective January 1, 2010, all of CES’ operations were fully integrated with our operations.

Consolidated Operations
The following table sets forth, for the periods indicated, the percentage which certain items bear to consolidated revenues:

	Relation to Consolidated Revenues
	For the Quarter Ended June 30,		For the Six Month Period Ended June 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	85.6%	85.3%	85.9%	85.6%
Selling, general and administrative	6.8%	7.9%	7.2%	7.4%
Investment and interest	(0.2)%	0.7%	0.1%	0.6%

Income before income taxes	7.4%	7.5%	7.0%	7.6%
Income taxes	2.8%	2.9%	2.7%	2.9%

Net income	4.6%	4.6%	4.3%	4.7%

Subject to the factors noted in the Cautionary Statement Regarding Forward Looking Statements included in this report, we anticipate our financial performance for the remainder of 2010 may be comparable to the percentages presented in the above table as they relate to consolidated revenues.
Housekeeping is our largest and core reportable segment, representing approximately 78% of consolidated revenues for the quarter ended June 30, 2010 and approximately 77% for the six month period ended June 30, 2010. Dietary revenues represented approximately 22% of consolidated revenues for the quarter ended June 30, 2010 and approximately 23% for the six month period ended June 30, 2010.
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
2010 Second Quarter Compared with 2009 Second Quarter
The following table sets forth 2010 second quarter income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage increases of each compared to 2009 first quarter amounts. The difference between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles.

				Reportable Segments
		% inc./	Corporate and	Housekeeping		Dietary
	Consolidated	(dec.)	Eliminations	Amount	% inc.	Amount	% inc.
Revenues	$192,954,000	12.9%	$15,000	$149,519,000	13.7%	$43,420,000	10.1%
Cost of services provided	165,240,000	13.3	(11,088,000)	135,027,000	12.8	41,301,000	10.3
Selling, general and administrative	13,150,000	(2.7)	13,150,000	—	—	—	—
Investment and interest income	(383,000)	(133.1)	(383,000)	—	—	—	—
Income before income taxes	$14,181,000	11.6%	$(2,430,000)	$14,492,000	23.3%	$2,119,000	5.6%

Revenues
Consolidated
Consolidated revenues increased 12.9% to $192,954,000 in the 2010 second quarter compared to $170,896,000 in the 2009 second quarter as a result of the factors discussed below under Reportable Segments.
Our Major Client accounted for 11% and 13%, respectively of consolidated revenues in the three month periods ended June 30, 2010 and 2009, respectively. The loss of such client would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.
Reportable Segments
Housekeeping’s 13.7% net growth in reportable segment revenues resulted primarily from an increase in revenues attributable to service agreements entered into with new clients. CES accounted for less than 1% of such quarter’s net growth in reportable segment revenue.
Dietary’s 10.1% net growth in reportable segment revenues is primarily a result of the CES acquisition along with providing this service to existing Housekeeping clients. CES accounted for approximately 6.0% of such quarter’s net growth in reportable segment revenue.
We derived 11% and 9%, respectively, of Housekeeping and Dietary’s 2010 second quarter revenues from our Major Client.
Costs of services provided
Consolidated
Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues for the 2010 second quarter increased to 85.6% from 85.3% in the corresponding 2009 quarter. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance. In addition, see the discussion below on Reportable Segments which provides additional details to explain the 0.3% increase in consolidated cost of services provided.

Cost of Services Provided-Key Indicators	2010%	2009%	(Decr) %
Bad debt provision	0.2	0.4	(0.2)
Workers’ compensation and general liability insurance	3.5	3.8	(0.3)
The decrease in bad debt provision is primarily a result of less expense recorded related to certain nursing homes filing for bankruptcy.
The workers’ compensation and general liability insurance expense decrease is primarily a result of favorable claims’ experience during the year compared to prior periods.
Reportable Segments
Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for the 2010 second quarter slightly decreased to 90.3% from 91.1% compared to the corresponding 2009 quarter. Cost of services provided for Dietary, as a percentage of Dietary revenues, for the 2010 second quarter increased to 95.1% from 94.9 % in the corresponding 2009 quarter.

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues, which we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators	2010%	2009%	Incr (Decr) %
Housekeeping labor and other labor costs	80.8	82.1	(1.3)
Housekeeping supplies	6.9	6.0	0.9
Dietary labor and other labor costs	53.1	52.4	0.7
Dietary supplies	39.2	38.0	1.2
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
The increase in Dietary labor and other labor costs, as a percentage of Dietary revenues, resulted from inefficiencies in managing these costs at the facility level. The increase in Dietary supplies, as a percentage of Dietary revenues, is a result of inefficiencies in managing these costs, such increase was reduced by more favorable vendor prices obtained through further consolidation of dietary supply vendors.
Consolidated Selling, General and Administrative Expense

			Quarter ended
			June 30, 2010	June 30, 2009	% Growth
Selling, general and administrative expense w/o deferred compensation change	(a	)	$13,914,000	$12,737,000	9.2%
Gain/(loss) deferred compensation fund			(764,000)	779,000	198.1%

Consolidated selling, general and administrative expense	(b	)	$13,150,000	$13,516,000	(2.7)%

(a)	Selling, general and administrative expense excluding the gain/ (loss) of the deferred compensation fund.

(b)	Consolidated selling, general and administrative expense reported for the period presented.
Although our growth in consolidated revenues was 12.9%, 2010 second quarter selling, general and administrative expenses excluding gain/(loss) of deferred compensation fund increased 9.2% or $1,177,000 compared to the 2009 second quarter. Consequently, the 2010 second quarter selling, general and administrative expenses (excluding impact of deferred compensation fund), as a percentage of consolidated revenues, decreased to 7.2% as compared to 7.5% in the 2009 second quarter. This percentage decrease resulted primarily from a larger increase in revenue as compared to the increase in our payroll and payroll related costs.
Consolidated Investment and Interest Income
Investment and interest income/(loss), as a percentage of consolidated revenues, decreased to (0.2)% in the 2010 second quarter compared to 0.7% in the 2009 second quarter. The 2010 second quarter consolidated investment and interest loss was primarily impacted by a decrease of $764,000 in the market value of the investments held in our Deferred Compensation Fund in the 2010 second quarter.
Income before Income Taxes
Consolidated
As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for the 2010 second quarter decreased to 7.4%, as a percentage of consolidated revenues, compared to 7.5% in the 2009 second quarter.
Reportable Segments
Housekeeping’s 23.3% increase in income before income taxes is primarily attributable to the gross profit earned on the 13.7% increase in reportable segment revenues.

Dietary’s income before income taxes increased 5.6% on a reportable segment basis is primarily attributable to the gross profit earned on the 10.1% increase in reportable segment revenues.
Consolidated Income Taxes
Our effective tax rate for both of the quarters ended June 30, 2010 and 2009 was 38.5%. Absent any significant change in federal, or state and local tax laws, we expect our effective tax rate for the remainder of 2010 to approximate 38.5%. Our 38.5% effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes.
Consolidated Net Income
As a result of the matters discussed above, consolidated net income for the 2010 and 2009 second quarter was consistently 4.6%, as a percentage of consolidated revenues.
2010 Six Month Period Compared with 2009 Six Month Period
The following table sets forth for the six month period ended June 30, 2010 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage changes of each compared to the six month period ended June 30, 2009 amounts.

				Reportable Segments
		% inc./	Corporate and	Housekeeping		Dietary
	Consolidated	(dec.)	Eliminations	Amount	% inc.	Amount	% inc.
Revenues	$376,755,000	13.7%	$(34,000)	$290,415,000	13.0%	$86,374,000	16.3%
Cost of services provided	323,812,000	14.1	(19,318,000)	261,065,000	12.9	82,065,000	16.4
Selling, general and administrative	27,051,000	10.9	27,051,000	—	—	—	—
Investment and interest income	366,000	(82.5)	366,000	—	—	—	—
Income before income taxes	$26,258,000	3.8%	$(7,401,000)	$29,350,000	14.6%	$4,309,000	14.5%
Revenues
Consolidated
Consolidated revenues increased 13.7% to $376,755,000 in the six month period ended June 30, 2010 compared to $331,305,000 in the same 2009 period as a result of the factors discussed below under Reportable Segments.
Our Major Client accounted for 11% and 13%, respectively of consolidated revenues in the six month periods ended June 30, 2010 and June 30, 2009.
Reportable Segments
Housekeeping’s 13.0% net growth in reportable segment revenues resulted primarily from an increase in revenues attributable to service agreements entered into with new clients. CES accounted for approximately 2.3% of the six month period’s net growth in reportable segment revenues.
Dietary’s 16.3% net growth in reportable segment revenues is primarily a result of providing this service to existing Housekeeping clients. CES accounted for approximately 12.5% of the six month period’s net growth in reportable segment revenues.
We derived 11% and 9%, respectively, of Housekeeping and Dietary’s 2010 six month period’s revenues from the Major Client.

Costs of services provided
Consolidated
Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues for the six month period ended June 30, 2010 increased to 85.9% from 85.6% in the corresponding 2009 period. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance. In addition, see the discussion below on Reportable Segments which provides additional details to explain the .3% increase in consolidated costs of services provided.

Cost of Services Provided-Key Indicators	2010%	2009%	(Decr) %
Bad debt provision	0.3	0.5	(0.2)
Workers’ compensation and general liability insurance	3.6	3.8	(0.2)
The decrease in bad debt provision is primarily a result of less expense recorded related to certain nursing homes filing for bankruptcy.
The workers’ compensation and general liability insurance expense decrease is primarily a result of favorable claims’ experience during the year compared to prior periods.
Reportable Segments
Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for the six month period ended June 30, 2010 slightly decreased to 89.9% from 90.0% compared to the corresponding 2009 period. Cost of services provided for Dietary, as a percentage of Dietary revenues, for the 2010 six month period increased to 95.0% from 94.9% in the corresponding 2009 period.
The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues, which we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators	2010%	2009%	Incr (Decr) %
Housekeeping labor and other labor costs	80.6	81.2	(0.6)
Housekeeping supplies	6.8	6.0	0.8
Dietary labor and other labor costs	53.1	52.1	1.0
Dietary supplies	39.2	39.4	(0.2)
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

Consolidated Selling, General and Administrative Expense

			Six month period ended
			June 30, 2010	June 30, 2009	% Growth
Selling, general and administrative expense w/o deferred compensation change	(a	)	$27,421,000	$23,870,000	14.9%
Gain/(loss) deferred compensation fund			(370,000)	522,000	170.9%

Consolidated selling, general and administrative expense	(b	)	$27,051,000	$24,392,000	10.9%

(a)	Selling, general and administrative expense excluding the gain/(loss) of the deferred compensation fund.

(b)	Consolidated selling, general and administrative expense reported for the period presented.
Although our growth in consolidated revenues was 13.7% for the six month period ended June 30, 2010, selling, general and administrative expenses excluding gain/(loss) of deferred compensation fund increased 14.9% or $3,551,000 compared to the 2009 comparable period. Consequently for the six month period ended June 30, 2010, selling, general and administrative expenses (excluding impact of deferred compensation fund), as a percentage of consolidated revenues, increased to 7.3% as compared to 7.2% in the 2009 comparable period. This percentage increase resulted primarily from an increase in our payroll and payroll related expenses.
Consolidated Investment and Interest Income
Investment and interest income, as a percentage of consolidated revenues, decreased to 0.1% for the six month period ended June 30, 2010 compared to 0.6% in for the comparable period in 2009. Consolidated investment and interest loss for the six month period ended June 30, 2010 was attributable to a decrease of $370,000 in the market value of the investments held in our Deferred Compensation Fund and a decrease in interest earned, and realized and unrealized net gains on our marketable securities portfolio during this period.
Income before Income Taxes
Consolidated
As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for the six month period June 30, 2010 decreased to 7.0%, as a percentage of consolidated revenues, compared to 7.6% for the six month period ended June 30, 2009.
Reportable Segments
Housekeeping’s 14.6% increase in income before income taxes is primarily attributable to the gross profit earned on the 13.0% increase in reportable segment revenues.
Dietary’s income before income taxes increased 14.5% on a reportable segment basis is primarily attributable to the gross profit earned on the 16.3% increase in reportable segment revenues.
Consolidated Income Taxes
Our effective tax rate for the six month period ended June 30, 2010 and 2009 was 38.5%. Absent any significant change in federal, or state and local tax laws, we expect our effective tax rate for the remainder of 2010 to approximate 38.5%. Our 38.5% effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes.
Consolidated Net Income
As a result of the matters discussed above, consolidated net income for the six month period ended June 30, 2010 decreased to 4.3%, as a percentage of consolidated revenues, compared to 4.7% in the 2009 comparable period.

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

Summarized below for the six month period ended June 30, 2010 and year ended December 31, 2009 are the aggregate account balances for the three Allowance criteria noted above, net write-offs of client accounts, bad debt provision and allowance for doubtful accounts.

	Aggregate Account
	of Balances of Clients
	in Bankruptcy or in/or			Allowance for
	Pending Collection/	Net Write-offs of	Bad Debt	Doubtful
Period Ended	Litigation	Client Accounts	Provision	Accounts
June 30, 2010	$10,236,000	$578,000	$1,050,000	$5,112,000
December 31, 2009	9,874,000	978,000	2,404,000	4,640,000
At June 30, 2010, we identified accounts totaling $10,236,000 that require an Allowance based on potential impairment or loss of value. An Allowance totaling $5,112,000 was provided for these accounts at such date. Actual collections of these accounts could differ from that which we currently estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance would decrease net income by $158,000.
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
Accrued Insurance Claims
We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance, which comprise approximately 31% of our liabilities at June 30, 2010. Our accounting for this plan is affected by various uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We address these uncertainties by regularly evaluating our claims’ pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluations are based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/ or industry trends result in an unfavorable change, it would have a material adverse effect on our consolidated results of operations and financial condition. Under these plans, predetermined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.
For workers’ compensation, we record a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of our historical data and open claims. The present value of the payout is determined by applying an 8% discount factor against the estimated value of the claims over the estimated remaining pay-out period. Reducing the discount factor by 1% would reduce net income by approximately $65,000. Additionally, reducing the estimated payout period by six months would result in an approximate $125,000 reduction in net income.
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

Liquidity and Capital Resources
At June 30, 2010, we had cash and cash equivalents, and marketable securities of $79,067,000 and working capital of $177,493,000 compared to December 31, 2009 cash and cash equivalents, and marketable securities of $83,949,000 and working capital of $177,453,000. We view our cash and cash equivalents, and marketable securities as our principal measure of liquidity. Our current ratio at June 30, 2010 increased to 6.5 to 1 compared to 6.1 to 1 at December 31, 2009. This increase resulted from the increase in accounts and notes receivables resulting from our 13.7% increase in revenues during the six months period ended June 30, 2010 and the timing of payments for accounts payable, accrued payroll, accrued and withheld payroll taxes, which was offset by the decrease in cash and cash equivalents and marketable securities. On an historical basis, our operations have generally produced consistent cash flow and have required limited capital resources. We believe our current and near term cash flow positions will enable us to fund our continued anticipated growth.
Operating Activities
The net cash provided by our operating activities was $14,212,000 for the six month period ended June 30, 2010. The principal sources of net cash flows from operating activities for the six month period ended June 30, 2010 were net income, and non-cash charges to operations for bad debt provisions, depreciation and amortization. Additionally, operating activities’ cash flows increased by $4,413,000 as a result of the increase in accrued insurance claims, deferred compensation liability and income taxes payable and the decrease in prepaid expenses for the six month period. The operating activity that used the largest amount of cash during the six month period ended June 30, 2010 was a net increase of $6,861,000 in accounts and notes receivable, long-term notes receivable and inventory resulting primarily from the 13.7% growth in the Company’s revenues for the six month period ended June 30, 2010.
Investing Activities
Our principal source of cash in investing activities for the six month period ended June 30, 2010 was $7,495,000 for the net sales of marketable securities. The net sales of marketable securities occurred to increase cash and equivalents to support the current and expected increase in client facilities. Additionally, we expended $1,459,000 for the purchase of housekeeping equipment, computer software and equipment, and laundry equipment installations. Under our current plans, which are subject to revision upon further review, it is our intention to spend an aggregate of $1,500,000 to $2,500,000 during the remainder of 2010 for such capital expenditures.

Financing Activities
During the six month period ended June 30, 2010, we paid regular cash dividends totaling $18,901,000 as follows:

	Quarter ended
	March 31, 2010	June 30, 2010
Cash dividend per common share	$.21	$.22
Total cash dividends paid	$9,224,000	$9,677,000
Record date	February 12	April 23
Payment date	March 5	May 14
Additionally, on July 13, 2010, our Board of Directors declared a regular cash dividend of $.23 per common share to be paid on August 6, 2010 to shareholders of record as of July 23, 2010.
Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.
During the six month period ended June 30, 2010, we received proceeds of $1,393,000 from the exercise of stock options by employees. Additionally, as a result of deductions derived from the stock option exercises, we recognized an income tax benefit of $827,000.
Line of Credit
We have a $36,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At June 30, 2010, there were no borrowings under the line. However, at such date, we had outstanding a $35,420,000 irrevocable standby letter of credit which relate to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $35,420,000 at June 30, 2010.
The line of credit requires us to satisfy two financial covenants. Such covenants, and their respective status at June 30, 2010, were as follows:

Covenant Description and Requirement	Status at June 30, 2010
Commitment coverage ratio: cash and cash equivalents plus marketable securities must equal or exceed outstanding obligations under the line by a multiple of 2	2.23

Tangible net work: must exceed $176,000,000	$185,000,000
As noted above, we complied with the financial covenants at June 30, 2010 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2011. We believe the line of credit will be renewed at that time.

Accounts and Notes Receivable
We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Congress has enacted a number of laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally reliant on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At June 30, 2010 and December 31, 2009, we had $10,156,000 and $9,257,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.
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
We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $1,050,000 and $1,450,000 for the six month period ended June 30, 2010 and 2009, respectively. These provisions represent approximately .3% and .5%, as a percentage of total revenues for such respective periods. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.
At June 30, 2010, amounts due from our Major Client represented less than 1% of our accounts receivable balance. However, such client changes its payments terms, it would increase our accounts receivable balance and have a material adverse affect on our cash flows and cash and cash equivalents.
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

Capital Expenditures
The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment purchases, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2010, we estimate that for the remainder of 2010 we will have capital expenditures of approximately $2,000,000 to $2,500,000 in connection with housekeeping equipment purchases and laundry and linen equipment installations in our clients’ facilities, as well as expenditures relating to internal data processing hardware and software requirements. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would, if necessary, seek to obtain necessary working capital from such sources as long-term debt or equity financing.
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
Based on their evaluation as of June 30, 2010, pursuant to Exchange Act Rules 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act 13a-15(e) are effective.
In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by our management, including our Chief Executive Officer and Chief Financial Officer, no changes during the quarter and six month period ended June 30, 2010, were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Certifications
Certifications of the Principal Executive Officer and Principal Financial Officer regarding, among other items, disclosure controls and procedures are included as exhibits to this Form 10-Q.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
In the ordinary course of business, we are involved in various legal proceedings and have certain unresolved claims pending. Based on information currently available, management believes that an adverse decision on these ordinary business issues, individually or in the aggregate would not have a materially adverse impact on our business or financial condition.
ITEM 1A. Risk Factors.
There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
ITEM 3. Defaults under Senior Securities.
Not Applicable

ITEM 4. (Removed and Reserved)
ITEM 5. Other Information.
a) None

ITEM 6. Exhibits.
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

HEALTHCARE SERVICES GROUP, INC.

July 23, 2010	/s/ Daniel P. McCartney

Date	DANIEL P. McCARTNEY,
Chief Executive Officer

July 23, 2010	/s/ Richard W. Hudson

Date	RICHARD W. HUDSON,
Chief Financial Officer and Secretary