Form 10-Q
period 2010-09-30
HEALTHCARE SERVICES GROUP INC
filed 2010-10-22
CIK 731012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSISTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-12015
HEALTHCARE SERVICES GROUP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2018365

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

3220 Tillman Drive-Suite 300, Bensalem, Pennsylvania	19020

(Address of principal executive office)	(Zip code)
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value: 43,936,000 shares outstanding as of October 22, 2010.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$26,109,000	$31,301,000
Marketable securities, at fair value	44,498,000	52,648,000
Accounts and notes receivable, less allowance for doubtful accounts of $5,483,000 in 2010 and $4,640,000 in 2009	108,363,000	104,356,000
Inventories and supplies	18,858,000	16,974,000
Deferred income taxes	667,000	115,000
Prepaid expenses and other	4,825,000	6,776,000

Total current assets	203,320,000	212,170,000
Property and equipment:
Laundry and linen equipment installations	1,774,000	1,695,000
Housekeeping equipment and office furniture	19,002,000	16,905,000
Autos and trucks	259,000	278,000

	21,035,000	18,878,000
Less accumulated depreciation	15,444,000	14,487,000

	5,591,000	4,391,000
GOODWILL	16,955,000	17,087,000
OTHER INTANGIBLE ASSETS, less accumulated amortization of $5,470,000 in 2010 and $4,038,000 in 2009	7,730,000	8,862,000
NOTES RECEIVABLE — long term portion, net of discount	6,084,000	4,623,000
DEFERRED COMPENSATION FUNDING, at fair value	12,510,000	10,783,000
DEFERRED INCOME TAXES — long term portion	10,040,000	7,907,000
OTHER NONCURRENT ASSETS	42,000	69,000

TOTAL ASSETS	$262,272,000	$265,892,000

See accompanying notes.

CONSOLIDATED BALANCE SHEETS (continued)

	(Unaudited)
	September 30, 2010	December 31, 2009

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,636,000	$9,134,000
Accrued payroll, accrued and withheld payroll taxes	8,494,000	17,647,000
Other accrued expenses	1,841,000	3,057,000
Income taxes payable	215,000	35,000
Accrued insurance claims	6,032,000	4,844,000

Total current liabilities	24,218,000	34,717,000
ACCRUED INSURANCE CLAIMS — long term portion	14,074,000	11,302,000
DEFERRED COMPENSATION LIABILITY	12,837,000	11,099,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 46,049,000 shares issued in 2010 and 45,792,000 shares in 2009	460,000	458,000
Additional paid-in capital	97,474,000	92,339,000
Retained earnings	132,130,000	135,837,000
Accumulated other comprehensive income, net of taxes	152,000	—
Common stock in treasury, at cost, 2,123,000 shares in 2010 and 2,211,000 shares in 2009	(19,073,000)	(19,860,000)

Total stockholders’ equity	211,143,000	208,774,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$262,272,000	$265,892,000

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$195,114,000	$178,829,000	$571,868,000	$510,134,000
Operating costs and expenses:
Costs of services provided	168,384,000	155,228,000	492,196,000	438,950,000
Selling, general and administrative	14,488,000	11,936,000	41,539,000	36,328,000
Other income:
Investment and interest	1,182,000	1,709,000	1,549,000	3,803,000

Income before income taxes	13,424,000	13,374,000	39,682,000	38,659,000

Income taxes	4,255,000	5,149,000	14,364,000	14,883,000

Net income	$9,169,000	$8,225,000	$25,318,000	$23,776,000

Basic earnings per common share	$0.21	$0.19	$0.58	$0.55

Diluted earnings per common share	$0.21	$0.19	$0.57	$0.54

Cash dividends per common share	$0.23	$0.19	$0.66	$0.54

Weighted average number of common shares outstanding

Basic	44,026,000	43,626,000	43,964,000	43,540,000

Diluted	44,719,000	44,334,000	44,677,000	44,224,000

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOW

	(Unaudited)
	For the Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$25,318,000	$23,776,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,725,000	2,336,000
Bad debt provision	1,550,000	1,956,000
Deferred income tax benefits	(2,685,000)	(1,269,000)
Stock-based compensation expense	947,000	739,000
Amortization of premium on marketable securities	623,000	702,000
Unrealized (gain) loss on marketable securities	849,000	(589,000)
Unrealized gain on deferred compensation fund investments	(476,000)	(1,454,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	(5,557,000)	(10,119,000)
Prepaid income taxes	—	2,838,000
Inventories and supplies	(1,883,000)	(449,000)
Notes receivable — long term portion	(1,461,000)	(2,192,000)
Deferred compensation funding	(1,250,000)	(500,000)
Accounts payable and other accrued expenses	(2,529,000)	(261,000)
Accrued payroll, accrued and withheld payroll taxes	(8,499,000)	10,025,000
Accrued insurance claims	3,960,000	2,864,000
Deferred compensation liability	2,055,000	2,202,000
Income taxes payable	180,000	329,000
Prepaid expenses and other assets	1,809,000	4,244,000

Net cash provided by operating activities	15,676,000	35,178,000

Cash flows from investing activities:
Disposals of fixed assets	44,000	219,000
Additions to property and equipment	(2,537,000)	(1,593,000)
Purchases of marketable securities, net	(33,963,000)	(12,699,000)
Sales of marketable securities, net	40,792,000	10,405,000
Cash paid for acquisition	—	(4,613,000)

Net cash provided by (used in) investing activities	4,336,000	(8,281,000)

Cash flows from financing activities:
Dividends paid	(29,025,000)	(23,506,000)
Repayment of debt assumed in acquisition	—	(4,718,000)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	89,000	64,000
Tax benefit from equity compensation plans	1,262,000	373,000
Proceeds from the exercise of stock options	2,470,000	826,000

Net cash used in financing activities	(25,204,000)	(26,961,000)

Net decrease in cash and cash equivalents	(5,192,000)	(64,000)

Cash and cash equivalents at beginning of the period	31,301,000	37,501,000

Cash and cash equivalents at end of the period	$26,109,000	$37,437,000

Supplementary Cash Flow Information:
Income taxes cash payments, net of refunds	$15,607,000	$12,612,000

Issuance of 66,000 shares of Common Stock related to acquisition in 2009	$—	$4,494,000

Issuance of 49,000 shares of Common Stock in both 2010 and 2009 pursuant to Employee Stock Plans	$1,047,000	$777,000

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (Unaudited)

	For the Nine Months Ended September 30, 2010
			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Stock	Equity
Balance, December 31, 2009	45,792,000	$458,000	$92,339,000	$—	$135,837,000	$(19,860,000)	$208,774,000
Comprehensive income:
Net income for the period					25,318,000		25,318,000

Unrealized gain on available for sale marketable securities, net of taxes				152,000			152,000

Comprehensive income							25,470,000

Exercise of stock options and other stock- based compensation, net of 9,000 shares tendered for payment	257,000	2,000	2,211,000			257,000	2,470,000

Tax benefit from equity compensation plans			1,262,000				1,262,000

Share-based compensation expense — stock options			740,000				740,000

Treasury shares issued for Deferred Compensation Plan funding and redemptions (6,000 shares)			260,000			56,000	316,000

Shares issued pursuant to Employee Stock Plans (49,000 shares)			609,000			438,000	1,047,000

Cash dividends — $0.66 per common share					(29,025,000)		(29,025,000)

Shares issued pursuant to Dividend Reinvestment Plan (4,000 shares)			53,000			36,000	89,000

Balance, September 30, 2010	46,049,000	$460,000	$97,474,000	$152,000	$132,130,000	$(19,073,000)	$211,143,000

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Reporting
The accompanying financial statements are unaudited and do not include certain information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. However, in our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 2009 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 2009. The financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year.
As of September 30, 2010, we operate one wholly-owned subsidiary, Huntingdon Holdings, Inc. (“Huntingdon”). Huntingdon invests our cash and cash equivalents, as well as manages our portfolio of marketable securities.
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
Note 2 — Acquisition
On May 1, 2009, we acquired essentially all of the assets of Contract Environmental Services, Inc. (“CES”), a South Carolina based corporation which is a provider of professional housekeeping, laundry and dietary department services to long-term care and related facilities. We believe the acquisition of CES expands and compliments our position of being the largest provider of such services to long-term care and related facilities in the United States. The aggregate consideration was approximately $13,825,000 consisting of: (i) $4,613,000 in cash, (ii) issuance of approximately 66,000 shares of our common stock (valued at approximately $1,183,000) future issuance of approximately 265,000 shares (valued at approximately $3,311,000) contingent upon the achievement of certain financial targets, and (iii) the repayment of approximately $4,718,000 of certain debt obligations of CES. The final allocation of such consideration resulted in our recording of the following: (i) approximately $8,998,000 of tangible assets consisting primarily of accounts receivable, (ii) $5,700,000 of amortizable intangible assets, (iii) $1,936,000 of goodwill and (iv) current liabilities of approximately $2,809,000. The CES results of operations are not included in our consolidated results of operations before May 1, 2009, which was prior to the closing of the transaction. Effective January 1, 2010, all of CES’ operations were fully integrated with our operations.

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
The following table sets forth goodwill by reportable operating segment, as described in Note 6 herein, and the changes in the carrying amounts of goodwill for the nine month period ended September 30, 2010.

	Housekeeping	Dietary
	Segment	Segment	Total
Balance as of December 31, 2009	$14,913,000	$2,174,000	$17,087,000
Goodwill adjusted for final purchase price adjustments	(19,000)	(113,000)	(132,000)

Balance as of September 30, 2010	$14,894,000	$2,061,000	$16,955,000

The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 7 and 8 years). The following table sets forth the amounts of our identifiable intangible assets subject to amortization, which were acquired in acquisitions.

	September 30,	December 31,
	2010	2009
Customer relationships	$12,400,000	$12,100,000
Non-compete agreements	800,000	800,000

Total other intangibles, gross	$13,200,000	$12,900,000
Less accumulated amortization	(5,470,000)	(4,038,000)

Other intangibles, net	$7,730,000	$8,862,000

The customer relationships have a weighted-average amortization period of seven years and the non-compete agreements have a weighted-average amortization period of eight years. The following table sets forth the estimated amortization expense for intangibles subject to amortization for the following five fiscal years:

	Customer	Non-Compete
Period/Year	Relationships	Agreements	Total
October 1 to December 31, 2010	$443,000	$25,000	$468,000
2011	1,771,000	100,000	1,871,000
2012	1,771,000	100,000	1,871,000
2013	1,452,000	100,000	1,552,000
2014	814,000	67,000	881,000
2015	814,000	—	814,000
Amortization expense for the three and nine month periods ended September 30, 2010 were $468,000 and $1,432,000, respectively.

Note 4 — Fair Value Measurements and Marketable Securities
We, in accordance with U.S. GAAP, define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Effective January 1, 2008, we elected the fair value option for certain of our marketable securities purchased since such adoption. Management initially elected the fair value option for certain of our marketable securities because it views such investment securities as highly liquid and available to be drawn upon for working capital purposes making them similar to its cash and cash equivalents. Accordingly, we record net unrealized gain or loss in the other income, investment and interest caption in our consolidated income statements for such investments. We have not elected the fair value option for marketable securities acquired after December 31, 2009. Although these assets continue to be highly liquid and available, we do not believe these assets are representative of our operating activities. These assets are representative of our investing activities, and they will be available for future needs of the Company to support its current and projected growth.
Certain of our assets and liabilities are reported at fair value in the accompanying balance sheets. Such assets and liabilities include cash and cash equivalents, marketable securities, accounts and notes receivable, and accounts payable (including income taxes payable and accrued expenses). The following tables provide fair value measurement information for our marketable securities and deferred compensation fund investment assets as of September 30, 2010 and December 31, 2009.

	As of September 30, 2010
			Fair Value Measurement Using:
			Quoted Prices		Significant
			in Active	Significant Other	Unobservable
	Carrying	Total Fair	Markets	Observable Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Marketable securities
Municipal bonds	$44,498,000	$44,498,000	$—	$44,498,000	$—
Equity securities — Deferred comp fund
Money Market	$4,174,000	$4,174,000	$—	$4,174,000	$—
Large Cap Value	2,160,000	2,160,000	2,160,000	—	—
Large Cap Growth	1,925,000	1,925,000	1,925,000	—	—
Small Cap Value	930,000	930,000	930,000	—	—
Fixed Income	927,000	927,000	927,000	—	—
Speciality	668,000	668,000	668,000	—	—
Balanced and Lifestyle	511,000	511,000	511,000	—	—
International	505,000	505,000	505,000	—	—
Large Cap Blend	392,000	392,000	392,000	—	—
Mid Cap Growth	318,000	318,000	318,000	—	—

Equity securities — Deferred comp fund	$12,510,000	$12,510,000	$8,336,000	$4,174,000	$—

	As of December 31, 2009
			Fair Value Measurement Using:
			Quoted Prices		Significant
			in Active	Significant Other	Unobservable
	Carrying	Total Fair	Markets	Observable Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Marketable securities
Municipal bonds	$52,648,000	$52,648,000	$—	$52,648,000	$—
Equity securities — Deferred comp fund
Money Market	$3,588,000	$3,588,000	$—	$3,588,000	$—
Large Cap Value	1,893,000	1,893,000	1,893,000	—	—
Large Cap Growth	1,833,000	1,833,000	1,833,000	—	—
Small Cap Value	822,000	822,000	822,000	—	—
Fixed Income	664,000	664,000	664,000	—	—
Speciality	523,000	523,000	523,000	—	—
Balanced and Lifestyle	413,000	413,000	413,000	—	—
International	453,000	453,000	453,000	—	—
Large Cap Blend	326,000	326,000	326,000	—	—
Mid Cap Growth	268,000	268,000	268,000	—	—

Equity securities — Deferred comp fund	$10,783,000	$10,783,000	$7,195,000	$3,588,000	$—

The fair value of the municipal bonds is measured using pricing service data from an external provider. The fair value of equity investments in the funded deferred compensation plan are valued (Level 1) based on quoted market prices. The money market fund in the funded deferred compensation plan is valued (Level 2) at the net asset value (“NAV”) of the shares held by the plan at the end of the period. As a practical expedient, fair value of our money market fund is valued at the NAV as determined by the custodian of the fund. The money market fund includes short-term United States dollar denominated money-market instruments. The money market fund can be redeemed at its NAV at its measurement date as there are no significant restrictions on the ability of participants to sell this investment.
For the three and nine month period ended September 30, 2010, the other income — investment and interest caption on our consolidated statements of income includes an unrealized loss from marketable securities of $191,000 and $849,000, respectively, for investments recorded under the fair value option. For the three and nine month period ended September 30, 2009, the other income/(loss) — investment and interest caption on our consolidated statements of income includes an unrealized gain from marketable securities of $217,000 and $589,000, respectively, for investments recorded under the fair value option. For the three and nine month period ended September 30, 2010, the accumulated other comprehensive income on our consolidated balance sheet and stockholders’ equity includes unrealized gains from marketable securities of $120,000 and $152,000, respectively, related to marketable securities that are not recognized under the fair value option in accordance with U.S. GAAP.

		Gross	Gross		Other-than-
		Unrealized	Unrealized	Estimated Fair	temporary
September 30, 2010	Amortized Cost	Gains	Losses	Value	Impairments
Type of security:
Municipal bonds	$20,986,000	$802,000	$—	$21,788,000	$—
Municipal bonds — available for sale	22,558,000	152,000	—	22,710,000	—

Total debt securities	$43,544,000	$954,000	$—	$44,498,000	$—

		Gross	Gross		Other-than-
		Unrealized	Unrealized	Estimated Fair	temporary
December 31, 2009	Amortized Cost	Gains	Losses	Value	Impairments
Type of security:
Municipal bonds	$50,997,000	$1,651,000	$—	$52,648,000	$—

Total debt securities	$50,997,000	$1,651,000	$—	$52,648,000	$—

The contractual maturities of available for sale investments held at September 30, 2010 and December 31, 2009.

	September 30,	December 31,
Contractual maturity:	2010	2009
Maturing in one year or less	$227,000	$—
Maturing after one year through three years	17,654,000	—
Maturing after three years	4,829,000	—

Total available for sale debt securities	$22,710,000	$—

Note 5 — Other Contingencies
We have a $36,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At September 30, 2010, there were no borrowings under the line of credit. However, at such date, we had outstanding a $35,420,000 irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letters of credit issued, the amount available under the line of credit was reduced by $35,420,000 at September 30, 2010. The line of credit requires us to satisfy two financial covenants. We are in compliance with the financial covenants at September 30, 2010 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2011. We believe the line of credit will be renewed at that time.
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
We have tax matters with various taxing authorities. Because of the uncertainties related to both the probable outcomes and amount of probable assessments due, we are unable to make a reasonable estimate of liability. We do not expect the resolution of any of these matters, taken individually or in the aggregate, to have a material adverse effect on our consolidated financial position or results of operations based on our best estimate of the outcomes of such matters.
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

As a result of the current economic crisis, many states have significant budget deficits. State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their Medicaid programs. In addition, in March 2010, comprehensive health care legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “Act”) was signed into law. The Act will significantly impact the governmental healthcare programs which our clients participate, and reimbursements received thereunder from governmental or third-party payors. Furthermore, in the coming year, new proposals or additional changes in existing regulations could be made to the Act which could directly impact the governmental reimbursement programs in which our clients participate. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying or foregoing those increases. A few states have indicated it is possible they will run out of cash to pay Medicaid providers, including nursing homes. Any negative changes in our clients’ reimbursements may negatively impact our results of operations. Although we are currently evaluating the Act’s effect on our client base, we may not know the full effect until such a time as these laws are fully implemented and the Centers for Medicare and Medicaid Services and other agencies issue applicable regulations or guidance.
Note 6 — Segment Information
Reportable Operating Segments
We manage and evaluate our operations in two reportable segments. The two reportable segments are Housekeeping (housekeeping, laundry, linen and other services), and Dietary (dietary department services). Although both segments serve the same client base and share many operational similarities, they are managed separately due to distinct differences in the type of service provided, as well as the specialized expertise required of the professional management personnel responsible for delivering the respective segment’s services. We consider the various services provided within each reportable segment to comprise an identifiable reportable operating segment since such services are rendered pursuant to a single service agreement, specific to that reportable segment, as well as the fact that the delivery of the respective reportable segment’s services are managed by the same management personnel of the particular reportable segment.
Differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles. Additionally, included in the differences between the reportable segments’ operating results and other disclosed data are amounts attributable to Huntingdon, our investment holding company subsidiary. Huntingdon does not transact any business with the reportable segments. Segment amounts disclosed are prior to any elimination entries made in consolidation.

Housekeeping provides services in Canada, although essentially all of its revenues and net income, 99% in both categories, are earned in one geographic area, the United States. Dietary provides services solely in the United States.

	Housekeeping		Corporate and
	Services	Dietary Services	Eliminations		Total
Three Months Ended September 30, 2010
Revenues	$151,265,000	$43,771,000	$78,000	(1)	$195,114,000
Income before income taxes	14,040,000	1,558,000	(2,174,000	) (1)	13,424,000

Three Months Ended September 30, 2009
Revenues	$136,496,000	$42,322,000	$11,000	(1)	$178,829,000
Income before income taxes	12,908,000	1,431,000	(965,000	) (1)	13,374,000

Nine Months Ended September 30, 2010
Revenues	$441,680,000	$130,145,000	$43,000	(1)	$571,868,000
Income before income taxes	43,390,000	5,867,000	(9,575,000	) (1)	39,682,000

Nine Months Ended September 30, 2009
Revenues	$393,431,000	$116,567,000	$136,000	(1)	$510,134,000
Income before income taxes	38,528,000	5,194,000	(5,063,000	) (1)	38,659,000

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

Total Consolidated Revenues from Clients
The following revenues earned from clients represent their reporting in accordance with U.S. GAAP and differ from segment revenues reported above due to the inclusion of adjustments used for segment reporting purposes by management. We earned total revenues from clients in the following service categories:

	Three Months Ended September 30,
	2010	2009
Housekeeping services	$101,118,000	$92,459,000
Laundry and linen services	49,493,000	43,465,000
Dietary services	43,883,000	42,305,000
Maintenance services and other	620,000	600,000

	$195,114,000	$178,829,000

	Nine Months Ended September 30,
	2010	2009
Housekeeping services	$296,453,000	$267,602,000
Laundry and linen services	143,619,000	124,205,000
Dietary services	130,085,000	116,527,000
Maintenance services and other	1,711,000	1,800,000

	$571,868,000	$510,134,000

Major Client
We have one client, a nursing home chain (“Major Client”), which accounted for the respective percentages of our revenues as detailed below:

	Three Months Ended September 30,
	2010	2009
Total revenues	11%	12%
Housekeeping	11%	12%
Dietary services	9%	11%

	Nine Months Ended September 30,
	2010	2009
Total revenues	11%	13%
Housekeeping	11%	13%
Dietary services	9%	12%
Additionally, at both September 30, 2010 and December 31, 2009, amounts due from such client represented less than 1% of our accounts receivable balance. The loss of such client, or a significant reduction in revenues from such client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Note 7 — Earnings Per Common Share
A reconciliation of the numerator and denominator of basic and diluted earnings per common share is as follows:

	Three Months ended September 30, 2010
	Income	Shares
	(Numerator)	(Denominator)	Per-share Amount
Net income	$9,169,000

Basic earnings per common share	$9,169,000	44,026,000	$.21
Effect of dilutive securities:
Options		693,000

Diluted earnings per common share	$9,169,000	44,719,000	$.21

	Three Months ended September 30, 2009
	Income	Shares
	(Numerator)	(Denominator)	Per-share Amount
Net income	$8,225,000

Basic earnings per common share	$8,225,000	43,626,000	$.19
Effect of dilutive securities:
Options		708,000

Diluted earnings per common share	$8,225,000	44,334,000	$.19

	Nine Months ended September 30, 2010
	Income	Shares
	(Numerator)	(Denominator)	Per-share Amount
Net income	$25,318,000

Basic earnings per common share	$25,318,000	43,964,000	$.58
Effect of dilutive securities:
Options		713,000	(.01)

Diluted earnings per common share	$25,318,000	44,677,000	$.57

	Nine Months ended September 30, 2009
	Income	Shares
	(Numerator)	(Denominator)	Per-share Amount
Net income	$23,776,000

Basic earnings per common share	$23,776,000	43,540,000	$.55
Effect of dilutive securities:
Options		684,000	(.01)

Diluted earnings per common share	$23,776,000	44,224,000	$.54

No outstanding options were excluded from the computations of diluted earnings per common share for the three and nine month periods ended September 30, 2010 as no options have an exercise price in excess of the average market value of our common stock at September 30, 2010.
Options to purchase 353,000 and 358,000 shares of common stock at an average exercise price of $20.89 per common share were outstanding during the three and nine month periods ended September 30, 2009 but not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, would be antidilutive.
Note 8 — Dividends
During the nine month period ended September 30, 2010, we paid regular quarterly cash dividends totaling $29,025,000 as follows:

	Three Months ended
	March 31, 2010	June 30, 2010	September 30, 2010
Cash dividend per common share	$.21	$.22	$.23
Total cash dividends paid	$9,224,000	$9,677,000	$10,124,000
Record date	February 12	April 23	July 23
Payment date	March 5	May 14	August 6
On October 12, 2010, our Board of Directors declared a regular quarterly cash dividend of $.2325 per common share to be paid on November 5, 2010 to shareholders of record as of October 22, 2010.
Additionally, our Board of Directors has declared a three-for-two stock split in the form of a 50% stock dividend payable on November 12, 2010 to shareholders of record of its Common Stock at the close of business November 8, 2010. All fractional share interests will be rounded up to the nearest whole number. The effect of this action will be to increase Common Shares outstanding by approximately 22,000,000 shares. All per share information presented in this report has not been affected for the stock dividend.
Note 9 — Share-Based Compensation
Stock Options
During the nine month period ended September 30, 2010, the stock option activity under our 2002 Stock Option Plan, 1995 Incentive and Non-Qualified Stock Option Plan for key employees, and 1996 Non-Employee Director’s Stock Option Plan (collectively the “Stock Option Plans”), was as follows:

			Weighted
			Average
	Weighted		Remaining
	Average	Number of	Contractual	Aggregate
	Price	Shares	Life (In Years)	Intrinsic Value
Outstanding, January 1, 2010	$11.33	2,049,000
Granted	21.46	445,000
Cancelled	18.35	(10,000)
Exercised	9.08	(295,000)

Outstanding, September 30, 2010	$13.66	2,189,000	5.65	$19,988,000

Options exercisable as of September 30, 2010		1,214,000	3.37	$16,671,000

The weighted average fair value of options granted during the 2010 and 2009 nine month periods ended September 30, 2010 was $5.97 and $4.14, respectively. The following table summarizes information about stock options outstanding at September 30, 2010.

					Options
	Options Outstanding				Exercisable
		Average
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price Range	Outstanding	Life	Exercise price	Exercisable	Exercise Price
$1.50 – 2.74	159,000	1.15	$2.71	159,000	$2.71
3.01 – 5.53	437,000	2.78	4.81	437,000	4.81
9.10 – 9.10	246,000	4.24	9.10	246,000	9.10
13.81 – 15.58	560,000	5.95	15.07	237,000	14.36
$20.89 – 21.46	787,000	8.39	21.21	135,000	20.89

	2,189,000	5.65	$13.66	1,214,000	$9.06

Other information pertaining to option activity during the nine month periods ended September 30, 2010 and 2009 was as follows:

	September 30, 2010	September 30, 2009
Weighted average grant-date fair value of stock options granted:	$2,176,000	$1,545,000
Total fair value of stock options vested:	$681,000	$447,000
Total intrinsic value of stock options exercised:	$3,738,000	$1,535,000
Total pre-tax stock-based compensation expense charged against income:	$740,000	$532,000
Total unrecognized compensation expense related to non-vested options:	$3,631,000	$2,615,000
Under our Stock Option Plans at September 30, 2010, in addition to the 2,189,000 shares issuable pursuant to outstanding option grants, an additional 1,409,000 shares of our Common Stock are available for future grants. Options outstanding and exercisable were granted at stock option prices which were not less than the fair market value of our Common Stock on the date the options were granted and no option has a term in excess of ten years. Additionally, with the exception of the options granted in 2010 and 2009, options became vested and exercisable either on the date of grant or commencing nine months after the option grant date. The options granted in 2010 and 2009 become vested and exercisable ratably over a five year period on each anniversary date of the option grant.
At September 30, 2010, the total unrecognized compensation expense related to non-vested options, as reported above, was expected to be recognized through the fourth quarter of 2014 for the options granted in 2010 and the fourth quarter of 2013 for the options granted in 2009. The fair value of options granted in 2010 and 2009 was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	2010	2009
Risk-free interest rate	2.5%	2.5%
Expected volatility	42.1%	41.0%
Weighted average expected life in years	4.5	4.5
Dividend yield	3.5%	3.6%

Employee Stock Purchase Plan
Total pre-tax share-based compensation expense charged against income for the three month and nine month periods ended September 30, 2010 and 2009 for options granted under our Employee Stock Purchase Plan (“ESPP”) was:

	Three Months Ended September 30,
	2010	2009
ESPP compensation expense	$63,000	$63,000

	Nine Months Ended September 30,
	2010	2009
ESPP compensation expense	$207,000	$207,000
It is estimated, at this time, that the expense attributable to such share-based payments in the subsequent quarter of 2010 will approximate the amount recorded in each of the first three quarters in 2010. However, such future expense related to our ESPP will be impacted by, and be dependent on the change in our stock price over the remaining period up to the December 31, 2010 measurement date.
Such expense was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Three and Nine Months Ended September 30,
	2010	2009
Risk-free interest rate	0.2%	0.2%
Expected volatility	34.0%	62.9%
Weighted average expected life in years	1.0	1.0
Dividend yield	3.5%	3.6%
We may issue new common stock or re-issue common stock from treasury to satisfy our obligations under any of our share-based compensation plans.
Note 10 — Related Party Transactions
One of our former directors, as well as the brother of an officer and a director (collectively “Related Parties”), have separate ownership interests in several different client facilities which have entered into service agreements with us. In the nine month periods ended September 30, 2010 and 2009, the service agreements with the client facilities in which the Related Parties have ownership interests resulted in revenues of approximately $3,244,000 and $4,093,000, respectively. At September 30, 2010 and December 31, 2009, accounts and notes receivable from such facilities of $1,281,000 (net of reserves of $1,666,000) and $1,309,000 (net of reserves of $1,666,000), respectively, are included in the accompanying consolidated balance sheets.
Another of our directors is a member of a law firm which was retained by us. In each of the nine month periods ended September 30, 2010 and 2009, fees received from us by such firm did not exceed $100,000. Additionally, such fees did not exceed, in either three or nine month period, 5% of such firm’s revenues.

Note 11 — Income Taxes
For the nine month period ended September 30, 2010, our effective tax rate was 36.2%, which was a decrease from the 38.5% effective tax rate for the comparable 2009 period. Such differences between the effective tax rates and the applicable U.S. federal statutory rate primarily arise from the effect of state and local income taxes and tax credits available to the Company. The decrease in the effective tax rate was primarily the result of tax credits realized upon the filing, in the 2010 third quarter, of the 2009 income tax return compared to estimated tax credits for previous fiscal periods. Additionally, there was a slight decrease in the effective tax rate resulting from changes in the apportionment of our income among the states within which we do business that have positively impacted our combined state income taxes.
We account for income taxes using the asset and liability method, which results in recognizing income tax expense based on the amount of income taxes payable or refundable for the current year. Additionally, we evaluate regularly the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2006 through 2009 (with regard to U.S. federal income tax returns) and December 31, 2005 through 2009 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2010.
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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward Looking Statements
This report and documents incorporated by reference into this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “believes”, “anticipates”, “plans”, “expects”, “will”, “goal”, and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; proposed legislation and/or regulations to reform the U.S. healthcare system in an effort to contain healthcare costs; credit and collection risks associated with this industry; one client accounting for approximately 11.0% of revenues in the nine month period ended September 30, 2010 - (see note 6, “Major Client” in the accompanying Notes to Consolidated Financial Statements); risks associated with our acquisition of Contract Environmental Services, Inc., including integration risks and costs, or such business not achieving expected financial results or synergies or failure to otherwise perform as expected; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, including state and local regulations pertaining to the taxability of our services; and the risk factors described in Part I in this report under “Government Regulation of Clients”, “Competition”, “Service Agreements/Collections”, and under Item IA, “Risk Factors”. Many of our clients’ revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which Congress has affected through the enactment of a number of major laws during the past decade, most recently the March 2010 enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “Act”). Currently, the U.S. Congress is considering further changes or revising legislation relating to health care in the United States which, among other initiatives, may impose cost containment measures impacting our clients. These laws and proposed laws have significantly altered, or threaten to alter, overall government reimbursement funding rates and mechanisms. In addition, the current economic crises could adversely affect such funding. The overall effect of these laws and trends in the long-term care industry has affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing services could not be passed on to our clients.
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
RESULTS OF OPERATIONS
The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of September 30, 2010 and December 31, 2009 and the periods then ended and the notes accompanying those financial statements.
Overview
We provide management, administrative, and operating expertise to the housekeeping, laundry, linen, facility maintenance and dietary service departments to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States.

We believe that we are the largest provider of housekeeping and laundry services to the long-term care industry in the United States, rendering such services to approximately 2,450 facilities in 47 states as of September 30, 2010. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.
We provide our services primarily pursuant to full service agreements with our clients. In such agreements, we are responsible for the management and hourly employees located at our clients’ facilities. We also provide services on the basis of a management-only agreement for a very limited number of clients. Additionally, we also provide, individually or as a combination thereof, the specialized services of Dietary (dietary department management, food preparation services, consulting services and food purchasing) on a stand-alone basis to certain clients. Our agreements with clients typically provide for a one year service term, cancelable by either party upon 30 to 90 days’ notice after the initial 120-day period.
We are organized into two reportable segments: housekeeping, laundry, linen and facility maintenance (“Housekeeping”), and dietary department services (“Dietary”). Housekeeping is being provided at all of our approximately 2,450 client facilities, generating approximately 77% or $441,783,000 of the nine month period ending September 30, 2010 total revenues. Dietary is being provided to approximately 350 client facilities and contributed approximately 23% or $130,085,000 to the nine month period ending September 30, 2010 total revenues.
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
We currently operate one wholly-owned subsidiary, Huntingdon Holdings, Inc. (“Huntingdon”). Huntingdon invests our cash and cash equivalents and manages our portfolio of available-for-sale marketable securities.
On May 1, 2009, we acquired essentially all of the assets of Contract Environmental Services, Inc. (“CES”), a South Carolina based corporation which is a provider of professional housekeeping, laundry and dietary department services to long-term care and related facilities. We believe the acquisition of CES expands and complements our position of being the largest provider of such services to long-term care and related facilities in the United States. The aggregate consideration was approximately $13,825,000 consisting of: (i) $4,613,000 in cash, (ii) a issuance of approximately 66,000 shares of our common stock (valued at approximately $1,183,000) future issuance of approximately 265,000 shares (valued at approximately $3,311,000) contingent upon the achievement of certain financial targets, and (iii) the repayment of approximately $4,718,000 of certain debt obligations of CES. The final allocation of such consideration resulted in our recording of the following: (i) approximately $8,998,000 of tangible assets consisting primarily of accounts receivable, (ii) $5,700,000 of amortizable intangible assets, (iii) $1,936,000 of goodwill and (iv) current liabilities of approximately $2,809,000. The CES results of operations are not included in our consolidated results of operations before May 1, 2009, which was prior to the closing of the transaction. Effective January 1, 2010, all of CES’ operations were fully integrated with our operations.

Consolidated Operations
The following table sets forth, for the periods indicated, the percentage which certain items bear to consolidated revenues:

	Relation to Consolidated Revenues
	For the Three Months Ended September 30,		For the Nine Month Period Ended September 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	86.3%	86.8%	86.1%	86.0%
Selling, general and administrative	7.4%	6.7%	7.3%	7.1%
Investment and interest	0.6%	1.0%	0.3%	0.7%

Income before income taxes	6.9%	7.5%	6.9%	7.6%
Income taxes	2.2%	2.9%	2.5%	2.9%

Net income	4.7%	4.6%	4.4%	4.7%

Subject to the factors noted in the Cautionary Statement Regarding Forward Looking Statements included in this report, we anticipate our financial performance for the remainder of 2010 will likely be comparable to the percentages presented in the above table as they relate to consolidated revenues.
Housekeeping is our largest and core reportable segment, representing approximately 78% of consolidated revenues for the three months ended September 30, 2010 and approximately 77% for the nine month period ended September 30, 2010. Dietary revenues represented approximately 22% of consolidated revenues for the three months ended September 30, 2010 and approximately 23% for the nine month period ended September 30, 2010.
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
Three Months ended September 30, 2010 Compared with Three Months ended September 30, 2009
The following table sets forth income statement key components for the three months period ended September 30, 2010 that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage increases/(decreases) of each key component as compared to the 2009 period. The difference between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles. There was no impact to the consolidated operating results from the CES acquisition in the comparisons of the three month period, as CES operations were reflected in each three month period ended September 30, 2010 and 2009.

				Reportable Segments
		% inc./	Corporate and	Housekeeping		Dietary
	Consolidated	(dec.)	Eliminations	Amount	% inc.	Amount	% inc.
Revenues	$195,114,000	9.1%	$78,000	$151,265,000	10.8%	$43,771,000	3.4%
Cost of services provided	168,384,000	8.5	(11,054,000)	137,225,000	11.0	42,213,000	3.2
Selling, general and administrative	14,488,000	21.4	14,488,000	—	—	—	—
Investment and interest income	1,182,000	(30.8)	1,182,000	—	—	—	—
Income before income taxes	$13,424,000	.4%	$(2,174,000)	$14,040,000	8.8%	$1,558,000	8.9%

Revenues
Consolidated
Consolidated revenues increased 9.1% to $195,114,000 for the three months ended September 30, 2010 compared to $178,829,000 for the three months ended September 30, 2009 as a result of the factors discussed below under Reportable Segments.
Our Major Client accounted for 11.0% and 12.0%, respectively of consolidated revenues in the three month periods ended September 30, 2010 and 2009, respectively. The loss of such client would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.
Reportable Segments
Housekeeping’s 10.8% net growth in reportable segment revenues resulted primarily from an increase in revenues attributable to service agreements entered into with new clients.
Dietary’s 3.4% net growth in reportable segment revenues is due to an increase in providing this service to existing Housekeeping clients.
We derived 11.0% and 9.0%, respectively, of Housekeeping and Dietary’s revenues for the three months ended September 30, 2010 from our Major Client.
Costs of services provided
Consolidated
Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues for the three months ended September 30, 2010 decreased to 86.3% from 86.8% in the corresponding period in 2009. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance. In addition, see the discussion below on Reportable Segments which provides additional details to explain the 0.5% decrease in consolidated cost of services provided.

Cost of Services Provided-Key Indicators	2010%	2009%	Inc/(Decr)%
Bad debt provision	0.3	0.3	(0.0)
Workers’ compensation and general liability insurance	4.6	4.0	0.6
The bad debt provision as a percentage of consolidated revenues is consistent for the three month period ended June 30, 2010 and 2009.
The workers’ compensation and general liability insurance expense increase is primarily a result of unfavorable claims’ experience during the three months ended September 30, 2010 compared to the prior period.
Reportable Segments
Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for the three months ended September 30, 2010 increased slightly to 90.7% from 90.5% in the corresponding 2009 period. Cost of services provided for Dietary, as a percentage of Dietary revenues, for the three months ended September 30, 2010 decreased to 96.4% from 96.6% in the corresponding 2009 period.

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues, which we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators	2010%	2009%	Incr (Decr)%
Housekeeping labor and other labor costs	81.1	81.4	(0.3)
Housekeeping supplies	7.0	6.8	0.2
Dietary labor and other labor costs	53.8	53.3	0.5
Dietary supplies	39.6	40.8	(1.2)
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
The increase in Dietary labor and other labor costs, as a percentage of Dietary revenues, resulted from inefficiencies in managing these costs at the facility level. The decrease in Dietary supplies, as a percentage of Dietary revenues, is a result of increased efficiencies in managing these costs along with more favorable vendor prices obtained through further consolidation of dietary supply vendors.
Consolidated Selling, General and Administrative Expense

			Three Months ended
			September 30, 2010	September 30, 2009	% Growth
Selling, general and administrative expense w/o deferred compensation change	(a	)	$13,642,000	$11,003,000	24.0%
Gain deferred compensation fund			846,000	933,000	(9.3)%

Consolidated selling, general and administrative expense	(b	)	$14,488,000	$11,936,000	21.4%

(a)	Selling, general and administrative expense excluding the gain of the deferred compensation fund.

(b)	Consolidated selling, general and administrative expense reported for the period presented.
Although our growth in consolidated revenues was 9.1%, selling, general and administrative expenses excluding gain of deferred compensation fund for the three months ended September 30, 2010 increased 24.0% or $2,639,000 compared to the corresponding 2009 period. Consequently, the selling, general and administrative expenses for the three months ended September 30, 2010 (excluding impact of deferred compensation fund), as a percentage of consolidated revenues, increased to 7.0% as compared to 6.2% in the 2009 third quarter. This percentage increase resulted primarily from a larger increase in payroll and payroll related costs as compared to the increase in our revenues.
Consolidated Investment and Interest Income
Investment and interest income, as a percentage of consolidated revenues, decreased to 0.6% for the three months ended September 30, 2010 compared to 1.0% in the corresponding three months ended September 30, 2009. Consolidated investment and interest income was primarily impacted by the decrease in interest earned on our marketable securities.
Income before Income Taxes
Consolidated
As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for the three months ended September 30, 2010 decreased to 6.9%, as a percentage of consolidated revenues, compared to 7.5% in the corresponding 2009 period.

Reportable Segments
Housekeeping’s 8.8% increase in income before income taxes is primarily attributable to the gross profit earned on the 10.8% increase in reportable segment revenues. The income before income taxes was negatively impacted by the increase in payroll and payroll related costs and supply costs for the period.
Dietary’s income before income taxes increase of 8.9% on a reportable segment basis primarily attributable to the gross profit earned on the 3.4% increase in reportable segment revenues and the reduction in overall food supplies as a percentage of Dietary revenue.
Consolidated Income Taxes
Our effective tax rate for the three months ended September 30, 2010 was 31.7% and 38.5% in the corresponding period in 2009. The decrease in the effective tax rate was primarily the result of tax credits realized upon the filing, in the 2010 third quarter, of the 2009 income tax return compared to estimated tax credits for previous fiscal periods. Additionally, there was a slight decrease in the effective tax rate resulting from changes in the apportionment of our income among the states within which we do business that have positively impacted our combined state income taxes.
Absent any significant change in federal, or state and local tax laws, we expect our effective tax rate for the remainder of 2010 to approximate 36.7%. Our effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes. The estimated effective tax rate for the remainder of 2010 is expected to increase from the three months ended September 30, 2010 due to the positive impact of prior year credits realized during this period as a result of the filing of the 2009 income tax return.
Consolidated Net Income
As a result of the matters discussed above, consolidated net income increased slightly to 4.7% of consolidated revenue for the three months ended September 30, 2010 compared to 4.6% of consolidated revenues for the corresponding period in 2009.
2010 Nine Months ended September 30, 2010 Compared to 2009 Nine Months ended September 30, 2009
The following table sets forth for the nine month period ended September 30, 2010 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage changes of each compared to the nine month period ended September 30, 2009 amounts.

				Reportable Segments
		% inc./	Corporate and	Housekeeping		Dietary
	Consolidated	(dec.)	Eliminations	Amount	% inc.	Amount	% inc.
Revenues	$571,868,000	12.1%	$43,000	$441,680,000	12.3%	$130,145,000	11.6%
Cost of services provided	492,196,000	12.1	(30,372,000)	398,290,000	12.2	124,278,000	11.6
Selling, general and administrative	41,539,000	14.3	41,539,000	—	—	—	—
Investment and interest income	1,549,000	(59.3)	1,549,000	—	—	—	—
Income before income taxes	$39,682,000	2.6%	$(9,575,000)	$43,390,000	12.6%	$5,867,000	13.0%
Revenues
Consolidated
Consolidated revenues increased 12.1% to $571,868,000 in the nine month period ended September 30, 2010 compared to $510,134,000 in the same 2009 period as a result of the factors discussed below under Reportable Segments.
Our Major Client accounted for 11.0% and 13.0%, respectively, of consolidated revenues in the nine month periods ended, September 30, 2010 and 2009.

Reportable Segments
Housekeeping’s 12.3% net growth in reportable segment revenues resulted primarily from an increase in revenues, attributable to service agreements entered into with new clients. CES accounted for approximately 1.0% of the nine month periods net growth in reportable segment revenues.
Dietary’s 11.6% net growth in reportable segment revenues is primarily a result of providing this service to existing Housekeeping clients. CES accounted for 5.7% of the nine month period’s net growth in reportable segment revenues.
We derived 11.0% and 9.0%, respectively, of Housekeeping and Dietary’s 2010 nine month period revenues from the Major Client.
Costs of services provided
Consolidated
Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues for the nine month period ended September 30, 2010 increased slightly to 86.1% from 86.0% in the corresponding 2009 period. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance. In addition, see the discussion below on Reportable Segments which provides additional details to explain the .1% increase in consolidated costs of services provided.

Cost of Services Provided-Key Indicators	2010%	2009%	Inc/(Decr)%
Bad debt provision	0.3	0.4	(0.1)
Workers’ compensation and general liability insurance	3.9	3.9	0.0
The slight decrease in bad debt provision is primarily a result of less expense recorded related to certain nursing homes filing for bankruptcy.
The workers’ compensation and general liability insurance expense is consistent as a percentage of consolidate revenue for the nine month periods ended September 30, 2010 and 2009.
Reportable Segments
Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for the nine month periods ended September 30, 2010 and 2009 were consistent at 90.2%. Cost of services provided for Dietary, as a percentage of Dietary revenues, for the nine month periods ended September 30, 2010 and 2009 were consistent at 95.5%
The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues, which we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators	2010%	2009%	Inc/(Decr)%
Housekeeping labor and other labor costs	80.7	81.3	(0.6)
Housekeeping supplies	6.8	6.3	0.5
Dietary labor and other labor costs	53.3	52.5	0.8
Dietary supplies	39.3	39.9	(0.6)
The decrease in Housekeeping labor and other labor costs, as a percentage of Housekeeping revenues, resulted primarily from efficiencies recognized in managing labor at the facility level. The increase in Housekeeping supplies, as a percentage of Housekeeping revenues, resulted primarily from an increase in linen supplies due to the growth in laundry and linen revenue.
The increase in Dietary labor and other labor costs, as a percentage of Dietary revenues, resulted from inefficiencies in managing these costs at the facility level. The decrease in Dietary supplies, as a percentage of Dietary revenues, is a result of improved management of these costs and more favorable vendor prices obtained through further consolidation of dietary supply vendors.

Consolidated Selling, General and Administrative Expense

			Nine month period ended
			September 30, 2010	September 30, 2009	% Growth
Selling, general and administrative expense w/o deferred compensation change	(a	)	$41,063,000	$34,874,000	17.7%
Gain deferred compensation fund			476,000	1,454,000	(67.3)%

Consolidated selling, general and administrative expense	(b	)	$41,539,000	$36,328,000	14.3%

(a)	Selling, general and administrative expense excluding the gain of the deferred compensation fund.

(b)	Consolidated selling, general and administrative expense reported for the period presented.
Although our growth in consolidated revenues was 12.1% for the nine month period ended September 30, 2010, selling, general and administrative expenses excluding gain of deferred compensation fund increased 17.7% or $6,189,000 compared to the 2009 comparable period. Consequently for the nine month period ended September 30, 2010, selling, general and administrative expenses (excluding impact of deferred compensation fund), as a percentage of consolidated revenues, increased to 7.2% of consolidated revenues as compared to 6.8% in the 2009 comparable period. This percentage increase resulted primarily from an increase in our payroll and payroll related expenses.
Consolidated Investment and Interest Income
Investment and interest income, as a percentage of consolidated revenues, decreased to 0.3% for the nine month period ended September 30, 2010 compared to 0.7% for the comparable period in 2009. Consolidated investment and interest income for the nine month period ended September 30, 2010 was attributable to a decrease in the market value of the investments held in our Deferred Compensation Fund and a decrease in interest earned, and realized and unrealized net gains on our marketable securities portfolio during this period.
Income before Income Taxes
Consolidated
As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for the nine month period September 30, 2010 decreased to 6.9%, as a percentage of consolidated revenues, compared to 7.6% for the nine month period ended September 30, 2009.
Reportable Segments
Housekeeping’s 12.6% increase in income before income taxes is primarily attributable to the gross profit earned on the 12.3% increase in reportable segment revenues.
Dietary’s income before income taxes increase of 11.6% on a reportable segment basis is primarily attributable to the gross profit earned on the 13.0% increase in reportable segment revenues.
Consolidated Income Taxes
Our effective tax rate was 36.2% for the nine month period ended September 30, 2010 and 38.5% for the corresponding period in 2009. The decrease in the effective tax rate was primarily the result of tax credits realized upon the filing, in the 2010 third quarter, of the 2009 income tax return compared to estimated tax credits for previous fiscal periods. Additionally, there was a slight decrease in the effective tax rate resulting from changes in the apportionment of our income among the states within which we do business that have positively impacted our combined state income taxes.
Absent any significant change in federal, or state and local tax laws, we expect our effective tax rate for the remainder of 2010 to approximate 36.7%. Our effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes. The estimated effective tax rate for the remainder of 2010 is expected to increase from the three months ended September 30, 2010 due to the positive impact of prior year credits realized during this period as a result of the filing of the 2009 income tax return.

Consolidated Net Income
As a result of the matters discussed above, consolidated net income for the nine month period ended September 30, 2010 decreased to 4.4%, as a percentage of consolidated revenues, compared to 4.7% in the 2009 comparable period.
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

Summarized below for the nine month period ended September 30, 2010 and year ended December 31, 2009 are the aggregate account balances for the three Allowance criteria noted above, net write-offs of client accounts, bad debt provision and allowance for doubtful accounts.

	Aggregate Account
	of Balances of Clients
	in Bankruptcy or in/or			Allowance for
	Pending Collection/	Net Write-offs of	Bad Debt	Doubtful
Period Ended	Litigation	Client Accounts	Provision	Accounts
September 30, 2010	$10,252,000	$707,000	$1,550,000	$5,483,000
December 31, 2009	9,874,000	978,000	2,404,000	4,640,000
At September 30, 2010, we identified accounts totaling $10,252,000 that require an Allowance based on potential impairment or loss of value. An Allowance totaling $5,483,000 was provided for these accounts at such date. Actual collections of these accounts could differ from that which we currently estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance would decrease net income by $153,000.
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
Accrued Insurance Claims
We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance, which comprises approximately 39.3% of our liabilities at September 30, 2010. Our accounting for this plan is affected by various uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We address these uncertainties by regularly evaluating our claims’ pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluations are based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/ or industry trends result in an unfavorable change, it would have a material adverse effect on our consolidated results of operations and financial condition. Under these plans, predetermined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.
For workers’ compensation, we record a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of our historical data and open claims. The present value of the payout is determined by applying an 8% discount factor against the estimated value of the claims over the estimated remaining pay-out period. Reducing the discount factor by 1% would reduce net income by approximately $40,000. Additionally, reducing the estimated payout period by nine months would result in an approximate $100,000 reduction in net income.
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

Liquidity and Capital Resources
At September 30, 2010, we had cash and cash equivalents and marketable securities of $70,607,000 and working capital of $179,102,000 compared to December 31, 2009 cash and cash equivalents and marketable securities of $83,949,000 and working capital of $177,453,000. We view our cash and cash equivalents and marketable securities as our principal measure of liquidity. Our current ratio at September 30, 2010 increased to 8.4 to 1 compared to 6.1 to 1 at December 31, 2009. This increase resulted from the increase in accounts and notes receivables resulting from our 12.1% increase in revenues during the nine months period ended September 30, 2010 and the timing of payments for accounts payable, accrued payroll, accrued and withheld payroll taxes, which was offset by the decrease in cash and cash equivalents and marketable securities. On an historical basis, our operations have generally produced consistent cash flow and have required limited capital resources. We believe our current and near term cash flow positions will enable us to fund our anticipated growth.
Operating Activities
The net cash provided by our operating activities was $15,676,000 for the nine month period ended September 30, 2010. The principal sources of net cash flows from operating activities for the nine month period ended September 30, 2010 were net income, and non-cash charges to operations for bad debt provisions, depreciation and amortization. Additionally, operating activities’ cash flows increased by $8,004,000 as a result of the increase in accrued insurance claims, deferred compensation liability and income taxes payable and the decrease in prepaid expenses for the nine month period. The operating activity that used the largest amount of cash during the nine month period ended September 30, 2010 was a net increase of $9,856,000 in accounts and notes receivable, long-term notes receivable and inventory resulting primarily from the 12.1% growth in the Company’s revenues for the nine month period ended September 30, 2010. Cash flow from operating activity was also positively impacted by a decrease of accounts payable and other accrued expenses of $2,259,000 due to timing of certain payments.
Investing Activities
Our principal source of cash in investing activities for the nine month period ended September 30, 2010 was $6,829,000 for the net sales and maturities of marketable securities. The net sales and maturities of marketable securities enabled us to increase cash and equivalents to support the current and expected increase in client facilities. Additionally, we expended $2,537,000 for the purchase of housekeeping equipment, computer software and equipment, and laundry equipment installations. Under our current plans, which are subject to revision upon further review, it is our intention to spend an aggregate of $500,000 to $1,500,000 during the remainder of 2010 for such capital expenditures.
Financing Activities
During the nine month period ended September 30, 2010, we paid regular quarterly cash dividends totaling $29,025,000 as follows:

	Three Months ended
	March 31, 2010	June 30, 2010	September 30, 2010
Cash dividend per common share	$.21	$.22	$.23
Total cash dividends paid	$9,224,000	$9,677,000	$10,124,000
Record date	February 12	April 23	July 23
Payment date	March 5	May 14	August 6
On October 12, 2010, our Board of Directors declared a regular quarterly cash dividend of $.2325 per common share to be paid on November 5, 2010 to shareholders of record as of October 22, 2010. Additionally, our Board of Directors has declared a three-for-two stock split in the form of a 50% stock dividend payable on November 12, 2010 to shareholders of record of its Common Stock at the close of business November 8, 2010. All fractional share interests will be rounded up to the nearest whole number. The effect of this action will be to increase Common Shares outstanding by approximately 22,000,000 shares.

Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.
During the nine month period ended September 30, 2010, we received proceeds of $2,470,000 from the exercise of stock options by employees. Additionally, as a result of deductions derived from the stock option exercises, we recognized an income tax benefit of $1,262,000.
Line of Credit
We have a $36,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At September 30, 2010, there were no borrowings under the line. However, at such date, we had outstanding a $35,420,000 irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $35,420,000 at September 30, 2010.
The line of credit requires us to satisfy two financial covenants. Such covenants, and their status at September 30, 2010, were as follows:

Covenant Description and Requirement	Status at September 30, 2010
Commitment coverage ratio: cash and cash equivalents plus marketable securities must equal or exceed outstanding obligations under the line by a multiple of 2	2.0

Tangible net worth: must exceed $180,000,000	$186,000,000
As noted above, we complied with the financial covenants at September 30, 2010 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2011. We believe the line of credit will be renewed at that time.
Accounts and Notes Receivable
We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Congress has enacted a number of laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally reliant on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At September 30, 2010 and December 31, 2009, we had $10,731,000 and $9,257,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.
As a result of the current economic crisis, many states have significant budget deficits. State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their Medicaid programs. In addition, in March 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “Act”) were signed into law. The Act will significantly impact the governmental healthcare programs our clients participate in, and reimbursements received there under from governmental or third-party payors. Furthermore, in the coming year, new proposals or additional changes in existing regulations could be made to the Act which could directly impact the governmental reimbursement programs in which our clients participate. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying those increases. A few states have indicated it is possible they will run out of cash to pay Medicaid providers, including nursing homes. Any negative changes in our clients’ reimbursements would negatively impact our results of operations. Although we are currently evaluating the Act’s effect on our client base, we may not know the full effect until such a time as these laws are fully implemented and the Centers for Medicare and Medicaid Services and other agencies issue applicable regulations or guidance.

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $1,550,000 and $1,956,000 for the nine month periods ended September 30, 2010 and 2009, respectively. These provisions represent approximately 0.3% and 0.4%, as a percentage of total revenues for such respective periods. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.
At September 30, 2010, amounts due from our Major Client represented less than 1% of our accounts receivable balance. However, if such client changes its payments terms, it would increase our accounts receivable balance and have a material adverse affect on our cash flows and cash and cash equivalents.
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
Capital Expenditures
The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment purchases, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2010, we estimate that for the remainder of 2010 we will have capital expenditures of approximately $500,000 to $1,500,000 in connection with housekeeping equipment purchases and laundry and linen equipment installations in our clients’ facilities, as well as expenditures relating to internal data processing hardware and software requirements. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would, if necessary, seek to obtain necessary working capital from such sources as long-term debt or equity financing.

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
ITEM 4 — CONTROLS AND PROCEDURES
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
Based on their evaluation as of September 30, 2010, pursuant to Exchange Act Rules 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act 13a-15(e) are effective.
In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by our management, including our Chief Executive Officer and Chief Financial Officer, no changes during the three month period and nine month period ended September 30, 2010, were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

HEALTHCARE SERVICES GROUP, INC.

October 22, 2010	/s/ Daniel P. McCartney
Date	DANIEL P. McCARTNEY,
Chief Executive Officer

October 22, 2010	/s/ Richard W. Hudson

Date	RICHARD W. HUDSON,
Chief Financial Officer and Secretary