Form 10-K
period 2010-12-31
HEALTHCARE SERVICES GROUP INC
filed 2011-02-18
CIK 731012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-12015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). YES ☑   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐  NO ☑

The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant as of the close of business on June 30, 2010 was approximately $814,000,000 based on closing sale price of the Common Stock on the NASDAQ National Global Select on that date. The Registrant does not have any non-voting common equity authorized or outstanding.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock (Common Stock, $.01 par value) as of the latest practicable date (February 16, 2011). 66,214,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 24, 2011 have been incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

Part I

References made herein to “we,” “our,” “us”, or “the Company” include Healthcare Services Group, Inc. and its wholly owned subsidiaries Huntingdon Holdings, Inc. and HCSG Supply, Inc. (which was sold on March 1, 2009).

Item I.  Business.

(a)	General

The Company is a Pennsylvania corporation, incorporated on November 22, 1976. We provide housekeeping, laundry, linen, facility maintenance and dietary services to the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. Based on the nature and similarities of the services provided, our business operations consist of two business segments (Housekeeping and Dietary). We believe that we are the largest provider of our services to the long-term care industry in the United States, rendering such services to approximately 2,500 facilities in 47 states as of December 31, 2010. We provide our Housekeeping services to essentially all the approximately 2,500 facilities and provide Dietary services to approximately 380 of such facilities. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

As of December 31, 2010, we operate one wholly-owned subsidiary, Huntingdon Holdings, Inc. (“Huntingdon”). Huntingdon invests our cash and cash equivalents as well as managing our portfolio of marketable securities. On March 1, 2009, we sold our wholly-owned subsidiary HCSG Supply, Inc. (“Supply”) for approximately $1,100,000, financed principally through our acceptance of a secured promissory note which is recorded in our notes receivable in the accompanying December 31, 2010 and 2009 balance sheet. On May 1, 2009, we acquired essentially all of the assets of Contract Environmental Services, Inc. (“CES”), a South Carolina based corporation which is a provider of professional housekeeping, laundry and dietary services to long-term care and related facilities. We believe the acquisition of CES expands and complements our position of being the largest provider of such services to long-term care and related facilities in the United States.

(b)	Segment Information

The information called for herein is discussed below in Description of Services, and within Item 8 of this Annual Report on Form 10-K under Note 12 of Notes to Consolidated Financial Statements for the year ended December 31, 2010.

(c)	Description of Services

General

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of the health care industry.

We are organized into, and provide our services through two reportable segments: housekeeping, laundry, linen and other services (“Housekeeping”), and dietary department services (“Dietary”). The Company’s corporate headquarters provides centralized financial management and administrative services to the Housekeeping and Dietary business segments.

Housekeeping consists of the managing of the client’s housekeeping department which is principally responsible for the cleaning, disinfecting and sanitizing of patient rooms and common areas of a client’s facility, as well as the laundering and processing of the personal clothing belonging to the facility’s patients. Also within the scope of this segment’s service is the responsibility for laundering and processing of the bed linens, uniforms and other assorted linen items utilized by a client facility.

Dietary consists of managing the client’s dietary department which is principally responsible for food purchasing, meal preparation and providing dietician consulting professional services, which includes the development of a menu that meets the patient’s dietary needs. We began Dietary operations in 1997.

Both segments provide our services primarily pursuant to full service agreements with our clients. In such agreements, we are responsible for the management and hourly employees located at our clients’ facilities. We also provide services on the basis of a management-only agreement for a very limited number of clients. Our agreements with clients typically provide for renewable one year service terms, cancelable by either party upon 30 to 90 days’ notice after the initial 90-day period.

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

For the year ended December 31, 2010, revenue from GGNSC Holdings LLC (doing business as Golden Horizons), our major client (“Major Client”), accounted for approximately 11% of our total revenues. In 2010, we derived approximately 11% and 9% of Housekeeping and Dietary revenues, respectively, from such client. At December 31, 2010, amounts due from such client represented less than 1% of our accounts receivable balance. Although we expect to continue the relationship with this client, there can be no assurance thereof. The loss of such client, or a significant reduction in the revenues we receive from this client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

An overview of each of our segments follows:

Housekeeping

Housekeeping services. Housekeeping services is our largest service sector, representing approximately 52% or $399,031,000 of consolidated revenues in 2010. This service involves the management of the Client’s housekeeping department which is principally responsible for the cleaning, disinfecting and sanitizing resident areas in our clients’ facilities. In providing services to any given client facility, we typically hire and train the hourly employees employed by such facility prior to our engagement. We normally assign two on-site managers to each facility to supervise and train hourly personnel and coordinate housekeeping services with other facility support functions in accordance with the direction provided by the Client facility’s administrator. Such management personnel also oversee the execution of a variety of quality and cost-control procedures including continuous training and employee evaluation and on-site testing for infection control. The on-site management team also assists the facility in complying with federal, state and local regulations.

Laundry and linen services. Laundry and linen services represent approximately 25% or $194,258,000 of consolidated revenues in 2010. Laundry services are under the responsibilities of the housekeeping department and involve the laundering and processing of the residents’ personal clothing. We provide laundry services to all of our housekeeping clients. Linen services involve providing, laundering and processing of the sheets, pillow cases, blankets, towels, uniforms and assorted linen items used by our clients’ facilities. At some facilities that utilize our laundry and linen services, we install our own equipment. Such installation generally requires an initial capital outlay by us ranging from $5,000 to $100,000 depending on the size of the facility, installation and construction costs, and the cost of equipment required. We could incur relocation or other costs in the event of the cancellation of a linen service agreement where there was an investment by us in a corresponding laundry installation. The hiring, training and supervision of the hourly employees who perform laundry and linen services are similar to, and performed by the same management personnel who oversee the housekeeping services hourly employees located at the respective client facility. In some instances we own linen supplies utilized at our clients’ facilities and therefore, maintain a sufficient inventory of linen supplies to ensure their availability.

Maintenance and other services. Maintenance services consist of repair and maintenance of laundry equipment, plumbing and electrical systems, as well as carpentry and painting. This service sector’s total revenues of $2,396,000 represent less than 1% of consolidated revenues.

Laundry installation sales. We (as a distributor of laundry equipment) sell laundry installations to our clients, which typically represents the construction and installation of a turn-key operation. We generally offer payment terms, ranging from 36 to 60 months. During the years 2008 through 2010, laundry installation sales were not material to our operating results as we prefer to own such laundry installations in connection with performance of our service agreements.

Housekeeping operating performance is significantly impacted by our management of our costs of labor. Such costs of labor account for approximately 80%, as a percentage of Housekeeping revenues, of operating costs incurred at a facility service location. Changes in wage rates resulting from legislative or other actions, anticipated staffing levels, and other unforeseen variations in our use of labor at a client service location will result in volatility of these costs. Additionally, the costs of supplies consumed in performing Housekeeping services, including linen costs, are affected by product specific market conditions and therefore subject to price volatility. Generally, this volatility is influenced by factors outside of our control and is unpredictable. Where possible, we try to obtain fixed pricing from vendors for an extended period of time on certain supplies to mitigate such pricing volatility. Although we endeavor to pass on such increases in our costs of labor and supplies to our clients, the inability to attain such increases may negatively impact Housekeeping’s profit margins.

Dietary

Dietary services. We began providing dietary services in 1997. Dietary services represented 23% or $178,271,000 of consolidated revenues in 2010. Dietary consists of managing the client’s dietary department which is principally responsible for food purchasing, meal preparation and providing dietician consulting professional services, which includes the development of a menu that meets the patient’s dietary needs. On-site management is responsible for all daily dietary department activities, with regular support being provided by a district manager specializing in dietary services, as well as a registered dietitian. We also offer consulting services to facilities to assist them in cost containment and to promote improvement in their dietary department service operations.

Dietary operating performance, although to different extents, is also impacted by price volatility in costs of labor and supplies resulting from similar factors discussed above in Housekeeping. The primary difference in impact on Dietary operations from price volatility in costs of labor and food-related supplies is that such costs represent approximately 50% and 40%, respectively, of food costs, as a percentage of Dietary revenues. This is compared to Housekeeping operations where labor is approximately 80% a percentage of Housekeeping revenue.

Operational Management Structure

By applying our professional management techniques, we generally can contain or control certain housekeeping, laundry, linen, facility maintenance and dietary service costs on a continuing basis. We manage and provide our services through a network of management personnel, as illustrated below.

Each facility is managed by an on-site Facility Manager, an Assistant Facility Manager, and if necessary, additional supervisory personnel. Districts, typically consisting of eight to twelve facilities, are supported by a District Manager and a Training Manager. District Managers bear overall responsibility for the facilities within their districts. They are generally based in close proximity to each facility. These managers provide active support to clients in addition to the support provided by our on-site management team. Training Managers are responsible for the recruitment, training and development of Facility Managers. A division consists of a number of regions within a specific geographical area. Divisional Vice Presidents manage each division. At December 31, 2010 we maintained 57 regions within 8 divisions. Each region is headed by a Regional Vice President/Manager. Most regions also have a Regional Director who assumes primary responsibility for marketing our services within the respective region. Regional Vice Presidents/Managers and Regional Directors provide management support to a number of districts within a specific geographical area. Regional Vice Presidents/Managers and Regional Directors report to Divisional Vice Presidents who in turn report to the Senior Vice Presidents and the Executive Vice President. We believe that our divisional, regional and district organizational structure facilitates our ability to best serve, and/or sell additional services to, our existing clients, as well as obtain new clients.

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

The American Health Care Association estimates that there are approximately 16,300 nursing homes in the United States with about 1.78 million beds and 1.45 million residents. The facilities primarily range in size from small private facilities with 65 beds to facilities with over 500 beds. We generally market our services to facilities with 100 or more beds. We believe that approximately 16% of our target market, long-term care facilities, currently use outside providers of housekeeping and laundry services.

Marketing and Sales

Our services are marketed at four levels of our organization: at the corporate level by the Chief Executive Officer, President, Executive Vice President and the Senior Vice Presidents; at the divisional level by Divisional Vice Presidents; at the regional level by the Regional Vice Presidents/Managers and Regional Directors; and at the district level by District Managers. We provide incentive compensation to our operational personnel based on achieving financial and non-financial goals and objectives which are aligned with the key elements the Company believes are necessary for it to achieve overall improvement in its financial results and increase business development. Regional Directors receive incentive compensation based on achieving budgeted earnings and new business revenues.

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

Government Regulation of Clients

Our clients are subject to government regulation. Congress has enacted a number of major laws during the past years that have significantly altered or will alter government reimbursement for nursing home services, including the Balanced Budget Act of 1997 (“BBA”), the Benefits Improvement and Protection Act of 2000 (“BIPA”), the Deficit Reduction Act of 2005 (“DRA”) and the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together the “Act”).

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

The DRA’s stated goal of reducing federal Medicaid spending has financial implications for nursing homes, as do the incentives it put in place for the use of community-based services, since increased use of home and community-based services and the corollary rebalancing of long term care funding towards a more non-institutional approach will likely put downward pressure on nursing home rate increases. In addition, changes to Medicaid asset transfer rules made in the DRA could exacerbate the nursing home Medicaid under-funding problem by increasing the incidence of uncompensated care. Most recently, there is significant federal pressure to reduce the maximum provider tax that states have been increasingly relying on to fund nursing home reimbursement.

Although all of these laws directly affect how clients are paid for certain services, we do not directly participate in any government reimbursement programs. Accordingly, all of our contractual relationships with our clients continue to determine the clients’ payment obligations to us. However, because clients’ revenues are generally highly reliant on Medicare and Medicaid reimbursement funding rates, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. (See “Liquidity and Capital Resources”)

The prospects for legislative action, both on the federal and state level (particularly in light of current economic environment affecting government budgets), regarding funding for nursing homes are uncertain. We are unable to predict or to estimate the ultimate impact of any further changes in reimbursement programs affecting our clients’ future results of operations and/or their impact on our cash flows and operations.

Environmental Regulation

The Company’s operations are subject to various federal, state and/or local laws concerning emissions into the air, discharges into the waterways and the generation, handling and disposal of waste and hazardous substances. The Company’s past expenditures relating to environmental compliance have not had a material effect on the Company and are included in normal operating expenses. These laws and regulations are constantly evolving, and it is impossible to predict accurately the effect they may have upon the capital expenditures, earnings and competitive position of the Company in the future. Based upon information currently available, management believes that expenditures relating to environmental compliance will not have a material impact on the financial position of the Company.

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

We typically adopt and follow the client’s employee wage structure, including its policy of wage rate increases, and pass through to the client any labor cost increases associated with wage rate adjustments. Under a management agreement, we provide management and supervisory services while the client facility retains payroll responsibility for its hourly employees. Substantially all of our agreements are full service agreements. These agreements typically provide for renewable one year terms, cancelable by either party upon 30 to 90 days’ notice after the initial 90-day period. As of December 31, 2010, we provided services to approximately 2,500 client facilities.

Although the service agreements are cancelable on short notice, we have historically had a favorable client retention rate and expect to continue to maintain satisfactory relationships with our clients. The risks associated with short-term service agreements have not materially affected either our linen and laundry services, which may from time-to-time require a capital investment, or our laundry installation sales, which may require us to finance the sales price. Such risks are often mitigated by certain provisions set forth in the agreements entered into with our clients.

As a result of the current economic crisis, many states have significant budget deficits. State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their Medicaid programs. In addition, Federal health reform legislation has been enacted that would significantly expand state Medicaid programs. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying those increases. A few states have indicated it is possible they will run out of cash to pay Medicaid providers, including nursing homes. Any of these changes would adversely affect the liquidity of our clients, resulting in their inability to make payments to us as agreed upon.

In 2009 and 2010, Federal economic stimulus legislation was enacted to counter the impact of the economic crisis on state budgets. The legislation included the temporary provision of additional federal matching funds to help states maintain their Medicaid programs. This legislation to provide states with an extension of this fiscal relief was extended through June 2011, but at a reduced reimbursement rate. It is uncertain whether additional federal funding will be provided in the future or if it will be provided in the form of matching funds. In addition, certain states have proposed legislation to provide additional funding for nursing home providers. Even if federal or state legislation is enacted that provides additional funding to Medicaid providers, given the volatility of the economic environment, it is difficult to predict the impact of this legislation on our clients’ liquidity and their ability to make payments to us as agreed.

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $2,200,000, $2,404,000 and $4,234,000 in the years ended December 31, 2010, 2009 and 2008, respectively (See Schedule II-Valuation and Qualifying Accounts, for year-end balances). These provisions represent .3%, .3% and .7%, as a percentage of total revenues, for the years ended December 31, 2010, 2009 and 2008, respectively. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows, as discussed in “Government Regulation of Clients” and “Risk Factors” of this report. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our consolidated results of operations and financial condition.

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

Employees

At December 31, 2010, we employed approximately 5,400 management, office support and supervisory personnel. Of these employees, approximately 400 held executive, regional/district management and office support positions, and approximately 5,000 of these employees were on-site management personnel. On such date, we employed approximately 26,000 hourly employees. Many of our hourly employees were previously support employees of our clients. We manage, for a very limited number of our client facilities, the hourly employees who remain employed by those clients.

Approximately 18% of our hourly employees are unionized. The majority of these employees are subject to collective bargaining agreements that are negotiated by individual client facilities and are assented to us, so as to bind us as an “employer” under the agreements. We may be adversely affected by relations between our client facilities and the employee unions. We are also a direct party to negotiated collective bargaining agreements covering a limited number of employees at a few facilities serviced by us. We believe our employee relations are satisfactory.

(d)	Financial Information about Geographic Areas

Our Housekeeping segment provides services in Canada, although essentially all of its revenues and net income, 99% in each category, are earned in one geographic area, the United States. The Dietary segment provides services only in the United States.

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

Our Major Client accounted for 11% of our 2010 total consolidated revenues, consisting of 11% and 9% of our Housekeeping and Dietary revenues, respectively. At December 31, 2010, amounts due from such client represented less than 1% of our accounts receivable balance. Although we expect to continue the relationship with this client, there can be no assurance thereof. The loss of such client, or a significant reduction in the revenues we receive from such client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Although we expect our acquisition of Contract Environmental Services, Inc. will result in benefits to our Company, those benefits may not occur, or may be delayed, because of integration and other challenges associated with the acquisition.

On May 1, 2009, we acquired essentially all of the assets of Contract Environmental Services, Inc. (“CES”), a South Carolina based corporation which is a provider of professional housekeeping, laundry and dietary department services to long-term care and related facilities. Achieving the benefits we expect from the acquisition of CES depends in part on our ability to integrate CES and our operations and personnel in a timely and efficient manner. Although this integration has largely occurred, there remain aspects of the integration, known and unknown, which will take time to fully accomplish. Such integration challenges include, but are not limited to:

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

We provide our services primarily to providers of long-term care. In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, and is considering legislation to reform healthcare in the United States which could significantly impact our clients. We cannot predict what efforts, and to what extent, such legislation and proposals to contain healthcare costs will ultimately impact our clients’ revenues through government reimbursements. Congress has enacted a number of major laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally highly reliant on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients have resulted in, and could continue to result in, significant additional bad debts in the future.

Federal health care reform legislation’s eventual impact, including requiring most individuals to have health insurance and establish new regulation on health plans, may adversely affect our business and results of operations.

The Act includes a large number of health-related provisions that become effective over the next four years, including requiring most individuals to have health insurance and establishing new regulations on health plans. While much of the cost of the recent healthcare legislation enacted will occur on or after 2014 due to provisions of the legislation being phased in over time, changes to our healthcare cost structure could have an impact on our business and operating costs. Providing such additional health insurance benefits to our employees or the payment of penalties if such coverage is not provided, would increase our expense. If we are unable to pass-through these charges to our clients to cover this expense, such increases in expense could adversely impact our business and operating costs.

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

The Company has substantial investment in the credit worthiness and financial condition of our customers.

The largest current asset on the Company’s balance sheet on a net basis is our accounts and notes receivable balances from our customers. We grant credit to substantially all of our customers. A decline in financial condition across a significant component of our customer base could hinder our ability to collect amounts from our customers. The potential causes of such decline include national or local economic downturns, customers’ dependence on continued Medicare and Medicaid funding and the impact of additional regulatory actions. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

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

The taxability of our services is subject to various interpretations within the taxing jurisdictions of our markets. Consequently, in the ordinary course of business, a jurisdiction may contest our reporting positions with respect to the application of its tax code to our services. A jurisdiction’s conflicting position on the taxability of our services could result in additional tax liabilities which we may not be able to pass on to our clients or could negatively impact our competitive position in the respective location. Additionally, if we or one of our employees fail to comply with applicable tax laws and regulations we could suffer civil or criminal penalties in addition to the delinquent tax assessment. In the taxing jurisdictions where our services have been determined to be subject to tax, the jurisdiction may increase the tax rate assessed on such services. We endeavor to pass-through to our clients such tax increases. In the event we are not able to pass-through any portion of the tax increase, it may have an adverse impact on our gross margin.

Our business and financial results could be adversely affected by unfavorable results of material litigation or governmental inquiries.

We may from time to time become the subject in the ordinary course of business to material legal action related to, among other things, general liability, payroll or employee-related matters, as well as inquiries from governmental agencies. Legal actions could result in substantial monetary damages as well as adversely affect our reputation and business status with our clients. As a result of the risks and consequences of legal actions, our results of operations and financial position could be adversely affected.

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

We may be adversely affected by inflationary or market fluctuations in the cost of products consumed in providing our services or our cost of labor. Additionally, we rely on certain vendors for certain housekeeping, laundry and dietary supplies.

The prices we pay for the principal items we consume in performing our services are dependent primarily on current market prices. Additionally, our cost of labor may be influenced by unanticipated factors in certain market areas or increases in collective bargaining agreements of our clients, to which we assent. We have consolidated certain supply purchases with national vendors through agreements containing negotiated prospective pricing. In the event such vendors are not able to comply with their obligations under the agreements and we are required to seek alternative suppliers, we may incur increased costs of supplies. Additionally we may experience increased pricing upon the renegotiation of our contracted agreements. Although we endeavor to pass on such increased costs to our clients, any inability or delay in passing on such increases in costs could negatively impact our profitability.

Our investments represent a significant amount of our assets that may be subject to fluctuating and even negative returns depending upon interest rate movements and financial market conditions.

Although management believes we have a prudent investment policy, we are exposed to fluctuations in interest rates and in the market values of our investment portfolio which could adversely impact our financial condition and results of operations. Our marketable securities are primarily invested in municipal bonds. We believe that our investment criteria which includes reducing our exposure to individual states, requiring certain credit ratings and limiting our investments’ duration period, reduces our exposure related to the financial duress and budget shortfalls that many state and local governments currently face.

Market expectations are high and rely greatly on execution of our growth strategy and related increases in financial performance.

Management believes the historical price increases of our Common Stock reflect high market expectations for our future operating results. In particular, our ability to attract new clients, through organic growth or acquisitions, has enabled us to execute our growth strategy and increase market share. If, in the event we are not able to continue historical client and revenue growth rates, our operating performance may be adversely affected and the high expectations for our market performance may not be met. Any failure to meet the market’s high expectations for our revenue and operating results may have an adverse effect on the market price of our Common Stock.

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

We presently own laundry equipment, office furniture and equipment, housekeeping equipment and vehicles. Such office furniture and equipment, and vehicles are primarily located at our corporate office, warehouse, and divisional and regional offices. We have housekeeping equipment at all client facilities where we provide services under a full service housekeeping agreement. Generally, the aggregate cost of housekeeping equipment located at each client facility is less than $2,500. Additionally, we have laundry installations at approximately 90 client facilities. Our cost of such laundry installations ranges between $5,000 and $100,000. We believe that such laundry equipment, office furniture and equipment, housekeeping equipment and vehicles are sufficient for our current operations.

Item 3.  Legal Proceedings.

As of December 31, 2010, there were no material pending legal proceedings to which we were a party, or as to which any of our property was subject, other than routine litigation, claims and/or proceedings believed to be adequately covered by insurance or which could be satisfied by us through monetary payments of non-material amounts.

Item 4.  Submission of Matters to a Vote of Security Holders.

(Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

Our common stock, $.01 par value (the “Common Stock”), is traded under the symbol “HCSG” on the NASDAQ Global Select Market. On February 16, 2011, there were approximately 66,214,000 shares of Common Stock outstanding and held by non-affiliates.

The high and low sales price quotations for our Common Stock during the years ended December 31, 2010 and 2009 ranged as follows (adjusted where applicable, to reflect the 3 for 2 stock split in the form of a 50% common stock dividend on November 12, 2010):

	2010

Quarter	High	Low

First	$15.19	$13.67
Second	$15.57	$12.47
Third	$15.79	$12.27
Fourth	$17.05	$15.10

	2009

	High	Low

First	$10.96	$9.21
Second	$13.15	$9.55
Third	$12.95	$11.39
Fourth	$14.67	$11.92

Holders

We have been advised by our transfer agent, American Stock Transfer and Trust Company, that we had 850 holders of record of our Common Stock as of February 16, 2011. Based on reports of security position listings compiled for the 2010 annual meeting of shareholders, we believe we may have approximately 5,100 beneficial owners of our Common Stock.

(b)	Dividends

We have paid regular quarterly cash dividends since the second quarter of 2003. During 2010, we paid regular quarterly cash dividends totaling approximately $39,285,000, as follows (adjusted where applicable, to reflect the 3 for 2 stock split in the form of a 50% common stock dividend on November 12, 2010):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Cash dividend per common share	$ .1400	$ .1467	$ .1533	$ .1550
Total cash dividends paid	$9,224,000	$9,677,000	$10,124,000	$10,260,000
Record date	February 12	April 23	July 23	October 22
Payment date	March 5	May 14	August 6	November 5

Additionally, on January 25, 2011, our Board of Directors declared a regular quarterly cash dividend of $.15625 per common share, which will be paid on March 4, 2011 to shareholders of record as of the close of business on February 11, 2011.

On October 12, 2010, our Board of Directors declared a three-for-two stock split in the form of a 50% common stock dividend which was paid on November 12, 2010 to shareholders of record at the close of business on November 8, 2010. All fractional shares were rounded up. The effect of the stock dividend was to increase Common Shares outstanding by approximately 22,000,000 shares.

Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or as to the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

(c)	Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth for the Company’s equity compensation plans, on an aggregated basis, the number of shares of its Common Stock subject to outstanding options, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of December 31, 2010.

Number of Securities
Remaining Available
for Future
	Number of		Issuance Under
	Securities to be		Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding Options,	Outstanding Options,	Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column
Plan Category	(a)	(b)	(a))(c)

Equity compensation plans approved by security holders	3,002,000 (1)	$9.14	5,468,000 (2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	3,002,000	$9.14	5,468,000

(1)	Represents shares of Common Stock issuable upon exercise of outstanding options granted under the 2002 Stock Option Plan, the 1996 Non-employee Director’s Stock Option Plan, or the 1995 Incentive and Non-Qualified Stock Option Plan (the “Stock Option Plans”).

(2)	Includes options to purchase 2,265,000 shares available for future grant under the Company’s Stock Option Plans. Also includes 2,691,000 and 512,000 shares available for issuance under the Company’s 1999 Employee Stock Purchase Plan and 1999 Deferred Compensation Plan, respectively (collectively, the “1999 Plans”). Treasury shares may be issued under the 1999 Plans.

(d)	Performance Graph

The graph below matches Healthcare Services Group, Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Health Care Distributors index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 12/31/2005 to 12/31/2010.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Healthcare Services Group, Inc., the S&P 500 Index
and the S&P Health Care Distributors Index

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/05	12/06	12/07	12/08	12/09	12/10
Healthcare Services Group, Inc.	100.00	142.74	159.92	124.53	174.77	206.85
S&P 500	100.00	115.80	122.16	76.96	97.33	111.99
S&P Health Care Distributors	100.00	98.64	102.74	64.51	93.90	112.15

The stock price performance included in this graph is not necessarily indicative of future price performance.

Item 6.	Selected Financial Data.

The following selected condensed consolidated financial data has been derived from, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto, included elsewhere in this report on Form 10-K and incorporated herein by reference.

	(in thousands except for per share data)
	Years Ended December 31

	2010	2009	2008	2007	2006

Selected Operating Results
Revenues	$773,956	$692,695	$602,718	$577,721	$511,631
Net income	$34,441	$30,342	$26,614	$29,578	$25,452
Basic earnings per Common Share	$0.52	$0.46	$0.41	$0.47	$0.41
Diluted earnings per Common Share	$0.51	$0.46	$0.40	$0.45	$0.39
Selected Balance Sheet Date
Total assets	$277,934	$265,892	$248,561	$243,368	$215,556
Stockholders’ equity	$213,079	$208,774	$201,682	$194,718	$165,477
Selected Other Financial Data
Working capital	$181,244	$177,453	$177,573	$167,217	$140,627
Cash dividends per common share	$0.60	$0.49	$0.39	$0.28	$0.21
Weighted average number of common shares outstanding for basic EPS	65,917	65,376	64,697	63,429	61,764
Weighted average number of common shares outstanding for diluted EPS	67,008	66,429	66,038	65,771	64,721

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Cautionary Statement Regarding Forward Looking Statements

This report and documents incorporated by reference into this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “believes”, “anticipates”, “plans”, “expects”, “will”, “goal”, and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; proposed and enacted legislation and/or regulations to reform the U.S. healthcare system in an effort to contain healthcare costs; credit and collection risks associated with this industry; one client accounting for approximately 11.0% of revenues in 2010 — (see notes 1 and 12, “Major Client” in the accompanying Notes to Consolidated Financial Statements); our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, including state and local regulations pertaining to the taxability of our services; and the risk factors described in Part I in this report under “Government Regulation of

Clients”, “Competition”, “Service Agreements/Collections”, and under Item IA, “Risk Factors”. Many of our clients’ revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which Congress has affected through the enactment of a number of major laws during the past decade, most recently the March 2010 enactment of the Act. Currently, the U.S. Congress is considering further changes or revising legislation relating to health care in the United States which, among other initiatives, may impose cost containment measures impacting our clients. These enacted and proposed laws have significantly altered, or threaten to alter, overall government reimbursement funding rates and mechanisms. In addition, the current economic crises could adversely affect such funding. The overall effect of these laws and trends in the long-term care industry has affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing services could not be passed on to our clients.

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

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of December 31, 2010 and the year then ended and the notes accompanying those financial statements contained herein under Item 8.

As disclosed in Note 2 of the Notes to the Consolidated Financial Statements, CES was acquired May 1, 2009. The CES results of operations, for the period May 1, 2009 to December 31, 2009 are included in our 2009 consolidated results of operations and financial information presented below. Such impact, when material and quantifiable, is discussed where we believe it would contribute to the reader’s understanding of our financial statements.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe that we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to approximately 2,500 facilities in 47 states as of December 31, 2010. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

We provide our services primarily pursuant to full service agreements with our clients. In such agreements, we are responsible for the day to day management of the department managers and hourly employees located at our clients’ facilities. We also provide services on the basis of a management-only agreement for a very limited number of clients. Our agreements with clients typically provide for renewable one year service terms, cancelable by either party upon 30 to 90 days’ notice after the initial 90-day period.

We are organized into two reportable segments; housekeeping, laundry, linen and other services (“Housekeeping”), and dietary department services (“Dietary”). At December 31, 2010, Housekeeping is being provided at essentially all of our approximately 2,500 client facilities, generating approximating 77% or $595,685,000 of 2010 total revenues. Dietary is being provided to approximately 380 client facilities at December 31, 2010 and contributed approximately 23% or $178,271,000 of 2010 total revenues.

Housekeeping consists of the managing of the client’s housekeeping department which is principally responsible for the cleaning, disinfecting and sanitizing of patient rooms and common areas of a client’s facility, as well as the laundering and processing of the personal clothing belonging to the facility’s patients. Also within the scope of this segment’s service is the responsibility for laundering and processing of the bed linens, uniforms and other assorted linen items utilized by a client facility.

Dietary consists of managing the client’s dietary department which is principally responsible for food purchasing, meal preparation and providing dietician consulting professional services, which includes the development of a menu that meets the patient’s dietary needs.

Our ability to acquire new clients and increase revenues is affected by many factors. Competitive factors consist primarily of competing with the potential client utilizing an in-house support staff to provide services similar to ours, as well as local companies which provide services similar to ours. We do not believe that there are any other companies, on a national or local level, which have a significant presence or impact on our procurement of new clients in our market. We believe the primary revenue drivers of our business are our ability to obtain new clients and to pass through, by means of service billing increases, increases in our cost of providing the services. In addition to the recoupment of costs increases, we endeavor to obtain modest annual revenue increases from our existing clients to preserve current profit margins at the facility level. The primary economic factor in acquiring new clients is our ability to demonstrate the cost-effectiveness of our services. This is because many of our clients’ revenues are generally highly reliant on Medicare and Medicaid reimbursement funding rates and mechanisms. Therefore, their economic decision-making process in engaging us is driven significantly by their reimbursement funding rate structure in relation to how their costs are currently being reimbursed and the financial impact on their reimbursement as a result of engaging us for the respective services. Another factor is our ability to demonstrate to potential clients the benefit of being relieved of the administrative and operational challenges related to the day-to-day management of their respective department services for which they contract with us. In addition, we must be able to assure new clients that we will be able to improve the quality of service which they are providing to their patients and residents. We believe the factors discussed above are equally applicable to each of our segments with respect to acquiring new clients and increasing revenues.

Primarily, our costs of services provided can experience volatility and impact our operating performance in two key cost indicators. They are costs of labor, and costs of supplies, although the volatility of these costs impacts each segment somewhat differently due to the respective costs as a percentage of that segment’s revenues. Housekeeping is more significantly impacted than Dietary as a consequence of our management of our costs of labor. Such costs of labor can account for approximately 80%, as a percentage of Housekeeping revenues. Dietary costs of labor account for approximately 50%, as a percentage of Dietary revenues. Changes in wage rates as a result of legislative or collective bargaining actions, anticipated staffing levels, and other unforeseen variations in our use of labor at a client service location or in management labor costs will result in volatility of these costs. In contrast, supplies consumed in performing our services is more significant for Dietary, accounting for approximately 40%, as a percentage of Dietary revenues, of total operating costs incurred at a Dietary facility service location. Housekeeping supplies, including linen products, account for approximately 7%, as a percentage of Housekeeping revenues, of total operating costs incurred at a Housekeeping facility service location. Generally, the volatility of these expenses is influenced by factors outside of our control and is unpredictable. This is because Housekeeping and Dietary supplies are principally commodity products and affected by market conditions specific to the respective products. Although we endeavor to pass on such increases in labor and supplies costs to our clients, the inability or delay in procuring service billing increases to reflect these additional costs would negatively impact our profit margins.

As a result of the current economic crisis, many states have significant budget deficits. State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their Medicaid programs. In addition, Federal health reform legislation has been enacted that would significantly expand state Medicaid programs and their related costs. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying those increases. A few states have indicated it is possible they will run out of cash to pay Medicaid providers, including nursing homes. Any of these changes would adversely affect the liquidity of our clients, resulting in their inability to make payments to us as agreed upon.

In 2009 and 2010, Federal economic stimulus legislation was enacted to counter the impact of the economic crisis on state budgets. The legislation includes the temporary provision of additional federal matching funds to help states maintain their Medicaid programs. The legislation passed in 2010 extended the benefits until June 2011, albeit at a reduced reimbursement rate. It is uncertain whether additional federal funding will be provided in the future or if it will be provided in the form of matching funds. In addition, certain states have proposed legislation to provide additional funding for nursing home providers. Even if federal or state legislation is enacted that provides additional funding to Medicaid providers, given the volatility of the economic environment, it is difficult to predict the impact of this legislation on our clients’ liquidity and their ability to make payments to us as agreed.

We currently operate one wholly-owned subsidiary, Huntingdon Holdings, Inc. (“Huntingdon”). Huntingdon invests our cash and cash equivalents, as well as managing our portfolio of available-for-sale marketable securities. On March 1, 2009, we sold our wholly-owned subsidiary HCSG Supply, Inc. (“Supply”) for approximately $1,100,000 financed principally through our acceptance of a secured promissory note which is recorded in our notes receivable in the accompanying December 31, 2010 and 2009 balance sheet. As a result of the Supply sale, we recorded an immaterial gain in our 2009 consolidated statements of income.

Consolidated Operations

The following table sets forth, for the years indicated, the percentage which certain items bear to consolidated revenues:

	Relation to Consolidated Revenues
	Years Ended December 31,

	2010	2009	2008

Revenues	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	85.9%	86.3%	86.5%
Selling, general and administrative	7.4%	7.3%	6.5%
Investment and interest	0.3%	0.7%	0.2%

Income before income taxes	7.0%	7.1%	7.2%
Income taxes	2.5%	2.7%	2.8%

Net income	4.5%	4.4%	4.4%

Subject to the factors noted in the Cautionary Statement Regarding Forward Looking Statements included in this report, we anticipate, although there can be no assurance thereof, our financial performance in 2011 may be comparable to the 2010 percentages presented in the above table as they relate to consolidated revenues.

Housekeeping is our largest and core reportable segment, representing approximately 77% of 2010 consolidated revenues. Dietary revenues represented approximately 23% of 2010 consolidated revenues.

Although there can be no assurance thereof, we believe that in 2011 each of Housekeeping’s and Dietary’s revenues, as a percentage of consolidated revenues, will remain approximately the same as their respective 2010 percentages noted above. Furthermore, we expect the sources of growth in 2011 for the respective operating segments will be primarily the same as historically experienced. Accordingly, although there can be no assurance thereof, the growth in Dietary is expected to come from our current Housekeeping client base, while growth in Housekeeping will primarily come from obtaining new clients.

2010 Compared with 2009

The following table sets forth 2010 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage increases of each compared to 2009 amounts. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles.

				Reportable Segments

				Housekeeping		Dietary

		% inc./	Corporate and
	Consolidated	(dec.)	Eliminations	Amount	% inc.	Amount	% inc.

Revenues	$773,956,000	11.7%	$(29,000)	$595,924,000	11.9%	$178,061,000	11.4%
Cost of services provided	665,149,000	11.3	(45,165,000)	539,837,000	12.4	170,477,000	12.1
Selling, general and administrative	57,310,000	14.0	57,310,000	—	—	—	—
Investment and interest income	2,622,000	(43.3)	2,622,000	—	—	—	—
Income before income taxes	$54,119,000	9.7%	$(9,552,000)	$56,087,000	7.1%	$7,584,000	(2.5)%

Revenues

Consolidated

Consolidated revenues increased 11.7% to $773,956,000 in 2010 compared to $692,695,000 in 2009 as a result of the factors discussed below under Reportable Segments.

We have one client, a nursing home chain (“Major Client”), which in 2010 and 2009 accounted for 11% and 12%, respectively, of consolidated revenues. At both December 31, 2010 and 2009 amounts due from such client represented less than 1% of our accounts receivable balance. Although we expect to continue the relationship with this client, there can be no assurance thereof, and the loss of such client, or a significant reduction in the revenues we receive from this client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Reportable Segments

Housekeeping’s 11.9% net growth in reportable segment revenues resulted primarily from an increase in revenues attributable to service agreements entered into with new clients. Excluding revenue from CES operations, Housekeeping segment revenue would have increased 11.0%.

Dietary’s 11.4% net growth in reportable segment revenues is primarily a result of providing this service to an increasing number of existing Housekeeping clients. Excluding revenue from CES operations, Dietary segment revenue would have increased 6.2%.

We derived 11% and 9%, respectively, of Housekeeping and Dietary’s 2010 revenues from our Major Client.

Costs of services provided

Consolidated

As a percentage of consolidated revenues, cost of services decreased to 85.9% in 2010 from 86.3% in 2009. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance.

Cost of Services Provided-Key Indicators	2010%	2009%	Decr%

Bad debt provision	.3	.3	—
Workers’ compensation and general liability insurance	3.6	3.9	(.3)

The bad debt expense remained consistent as a percentage of revenue as there was not an increase in expense recorded related to amounts due from clients which we evaluate as being subject to recovery uncertainty. In the period when we evaluate that there is an uncertainty associated with the collectability of amounts due from a client, we record a bad debt provision based upon our initial estimate of ultimate collectability. We revise such provision as additional information is available which we believe enables us to have a more accurate estimate of the collectability of an account. Some of our clients may experience liquidity problems because of governmental funding or operational issues. Such liquidity problems may cause them to not pay us as agreed upon or necessitate them filing for bankruptcy protection. In the event of additional clients filing for bankruptcy protection, we would increase our bad debt provision during the reporting period when such filing occurs. Therefore, if more clients file for bankruptcy protection or if we have to increase our current provision related to existing bankruptcies, our bad debt provision may increase from our last two years’ average of .3%, as a percentage of consolidated revenues.

The workers’ compensation and general liability insurance expense decrease is primarily the result of favorable claims’ experience during the year as compared to the overall increase in revenue for the year.

Reportable Segments

Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for 2010 increased to 90.6% compared to 90.2% in 2009. Cost of services provided for Dietary, as a percentage of Dietary revenues, increased for 2010 to 95.7% from 95.1% in 2009.

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues that we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators	2010%	2009%	Incr (Decr)%

Housekeeping labor and other labor costs	81.1	81.3	(.2)
Housekeeping supplies	6.9	6.4	.5
Dietary labor and other labor costs	53.5	52.5	1.0
Dietary supplies	39.4	40.0	(.6)

The decrease in Housekeeping labor and other labor costs, as a percentage of Housekeeping revenues, resulted primarily from efficiencies recognized in managing labor at the facility level. We can realize volatility in Housekeeping labor and other labor costs from time to time as a result of inefficient management of labor in respect to adhering to established labor and other labor costs benchmarks at various operational levels, or the timing of passing through to clients, changes in wage rates as a result of legislative or collective bargaining actions. Although we believe these factors were controlled effectively in 2010 in comparison to 2009, ineffective control of these factors in the future would result in unfavorable volatility in our labor and other labor costs. The increase in Housekeeping supplies, as a percentage of Housekeeping revenues, resulted primarily from an increase in linen supplies due to the growth in laundry and linen revenue. We do realize volatility in the costs of supplies utilized in providing our Housekeeping services but we work to mitigate any vendor price increases through efficiencies in managing such costs. Our supplies’ costs are impacted by commodity pricing factors, which in many cases are unpredictable and outside of our control. Although we endeavor to pass on to clients such increased costs, from time to time, sporadic unanticipated increases in the costs of certain supply items due to economic conditions may result in a timing delay in obtaining such increases from our clients. Additionally, if the increase is a result of a temporary market condition or change in availability of the specific commodity, and trends indicate it will not continue, we may not be able to pass such temporary increase on to our clients until the time of our next scheduled annual service billing review.

The increase in Dietary labor and other labor costs, as a percentage of Dietary revenues, resulted from inefficiencies in managing these costs at the facility level. As noted above in the Housekeeping labor and other labor costs discussion, our ability to control volatility in labor and other labor costs is directly related to our efficient management of labor at the various Dietary operational levels in respect to established staffing benchmarks, as well as procuring on a timely basis increases from clients to reflect increased labor and other labor costs. We believe Dietary’s increase in labor and other labor costs can be reduced in future periods by addressing such volatility factors effectively.

The decrease in Dietary supplies, as a percentage of Dietary revenues, is a result of improved management of these costs and more favorable vendor prices obtained through further consolidation of dietary supply vendors. Dietary supplies, to a much greater extent than Housekeeping supplies, are impacted by commodity pricing factors, which in many cases are unpredictable and outside of our control. Although we endeavor to pass on to clients such increased costs, from time to time, sporadic unanticipated increases in the costs of certain supply items due to market economic conditions may result in a timing delay in passing on such increases to our clients. It is this type of spike in Dietary supplies’ costs that could most adversely affect Dietary’s operating performance. The adverse effect would be realized if we delay in passing on such costs to our clients or in instances where we may not be able to pass such increase on to our clients until the time of our next scheduled service billing review. We endeavor to mitigate the impact of unanticipated increase in such supplies’ costs thought consolidation of vendors, which increases our ability to obtain reduced pricing.

Consolidated Selling, General and Administrative Expense

		Years Ended
		December 31, 2010	December 31, 2009	% Inc./(Dec.)

Selling, general and administrative expense w/o deferred compensation change	(a)	$55,985,000	$48,472,000	15.5%
Gain deferred compensation fund		1,325,000	1,797,000	(26.3)%

Consolidated selling, general and administrative expense	(b)	$57,310,000	$50,269,000	14.0%

(a)	Selling, general and administrative expense excluding the gain of the deferred compensation fund.

(b)	Consolidated selling, general and administrative expense reported for the period presented.

Although our growth in consolidated revenues was 11.7% for the year ended December 31, 2010, selling, general and administrative expenses excluding gain of deferred compensation fund increased 15.5% or $7,513,000 compared to the 2009 comparable period. Consequently for the year ended December 31, 2010, selling, general and administrative expenses (excluding impact of deferred compensation fund), as a percentage of consolidated revenues, increased to 7.2% of consolidated revenues as compared to 7.0% in the 2009 comparable period. This percentage increase resulted primarily from an increase in our payroll and payroll related expenses which grew in advance of the new business that was obtained during the course of the year. We expect to maintain selling, general and administrative expenses as a percentage of consolidated revenues consistent with historical levels in 2011.

The increase in consolidated selling, general and administrative expenses was partially attributable to an increase in compensation expense (reported in this financial statement item) reflecting the increase in our Deferred Compensation liability due to an increase in the market value of the investments held in our Deferred Compensation Fund as noted below in Consolidated Investment and Interest Income discussion. Consolidated selling, general and administrative expenses increased $7,041,000 or 14.0%.

Consolidated Investment and Interest Income

Investment and interest income, as a percentage of consolidated revenues, decreased to 0.3% for the year ended December 31, 2010 compared to 0.7% for the comparable period in 2009. The decrease in investment and interest income was primarily attributable to the decrease in interest earned, and realized and unrealized net gains on our marketable securities portfolio during this period. Additionally, we recognized a lower increase in the market value of the investments held in our Deferred Compensation Fund compared to the prior year. The decrease in interest income derived from our marketable securities resulted partially from a reduction in the amount of change in our marketable securities portfolio during 2010. From time to time in 2010, we sold securities to increase cash and cash equivalents to fund our revenue growth. Additionally, we realized lower rate of returns on our marketable securities and on cash and cash equivalents during the year.

Income before Income Taxes

Consolidated

As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for 2010 decreased slightly to 7.0%, as a percentage of consolidated revenues, compared to 7.1% in 2009.

Reportable Segments

Housekeeping’s 7.1% increase in income before income taxes is primarily attributable to the gross profit earned on the 11.9% increase in organic reportable segment revenues.

Dietary’s income before income taxes decrease of 2.5% on a reportable segment basis is primarily attributable to factors discussed in Dietary’s cost of services key indicators, which was offset by the gross profit earned on the 11.4% increase in reportable segment revenues and the 16.7% CES’ contribution to Dietary’s 2010 increase in income before income taxes.

Consolidated Income Taxes

Our effective tax rate was 36.4% for the year ended December 31, 2010 and 38.5% for 2009. The decrease in the effective tax rate was primarily the result of tax credits realized upon the filing, in the third quarter of 2010, of the 2009 income tax return compared to estimated tax credits for previous fiscal periods. Additionally, there was a slight decrease in the effective tax rate resulting from changes in the apportionment of our income among the states within which we do business that have positively impacted our combined state income taxes.

Absent any significant change in federal, or state and local tax laws, we expect our effective tax rate for 2011 to approximate a rate between our 2010 rate of 36.4% and our historical rate of 38.5%. Our actual 2011 rate will be impacted by our ability to obtain available 2011 tax credits related to the Hiring Incentives to Restore Employment Act (“HIRE Act”) that was enacted in March 2010. However, due to the requirements of the realization of this credit, the effect cannot be reasonably estimated at this time. Our effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes.

Consolidated Net Income

As a result of the matters discussed above, consolidated net income as a percentage of revenue for 2010 slightly increased to 4.5% compared to 4.4% for 2009.

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

				Reportable Segments

				Housekeeping		Dietary

			Corporate and
	Consolidated	% inc.	Eliminations	Amount	% inc.	Amount	% inc.

Revenues	$692,695,000	14.9%	$127,000	$532,723,000	9.0%	$159,845,000	38.5%
Cost of services provided	597,715,000	14.7	(34,696,000)	480,348,000	8.6	152,063,000	35.6
Selling, general and administrative	50,269,000	27.2	50,269,000	—	—	—	—
Investment and interest income	4,624,000	242.8	4,624,000	—	—	—	—
Income before income taxes	$49,335,000	14.0%	$(10,822,000)	$52,375,000	12.4%	$7,782,000	137.9%

Revenues

Consolidated

Consolidated revenues increased 14.9% to $692,695,000 in 2009 compared to $602,718,000 in 2008 as a result of the factors discussed below under Reportable Segments.

Our Major Client in 2009 and 2008 accounted for 12% and 15%, respectively, of consolidated revenues. At both December 31, 2009 and 2008 amounts due from such client represented less than 1% of our accounts receivable balance. Although we expect to continue the relationship with this client, there can be no assurance thereof, and the loss of such client, or a significant reduction in the revenues we receive from this client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

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

Cost of Services Provided-Key Indicators	2009%	2008%	Inc/(Decr)%

Bad debt provision	.3	.7	(.4)
Workers’ compensation and general liability insurance	3.9	3.4	.5

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

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues that we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators	2009%	2008%	Inc/(Decr)%

Housekeeping labor and other labor costs	81.3	81.4	(.1)
Housekeeping supplies	6.4	6.2	.2
Dietary labor and other labor costs	52.5	53.2	(.7)
Dietary supplies	40.0	40.1	(.1)

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

The decrease in Dietary labor and other labor costs, as a percentage of Dietary revenues, resulted primarily from efficiencies in managing these costs as compared to prior periods. Additionally, such costs, as a percentage of Dietary revenues, recognized a net favorable effect as a result of CES operations, realizing lower Dietary labor and other labor costs, as a percentage of its Dietary revenues, than historically realized by Healthcare. As noted above in the Housekeeping labor and other labor costs discussion, our ability to control volatility in labor and other labor costs is directly related to our efficient management of labor at the various Dietary operational levels in respect to established staffing benchmarks, as well as procuring on a timely basis increases from clients to reflect increased labor and other labor costs. We believe Dietary’s improvement in labor and other labor costs is a result of addressing such volatility factors effectively.

The slight decrease in Dietary supplies, as a percentage of Dietary segment revenues, is a result of better management of these supplies at the facility level and improved vendor prices resulting from increases in our purchasing volume of Dietary supplies. Dietary supplies, to a much greater extent than Housekeeping supplies, are impacted by commodity pricing factors, which in many cases are unpredictable and outside of our control. Although we endeavor to pass on to clients such increased costs, from time to time, sporadic unanticipated increases in the costs of certain supply items due to market economic conditions may result in a timing delay in passing on such increases to our clients. Additionally in 2008, Dietary supply costs increased as the result of the impact of temporary market conditions on the specific commodity, which we did not anticipate and were unable to predict the extent of the upward trend in such supply costs. It is this type of spike in Dietary supplies’ costs that could most adversely affect Dietary’s operating performance. The adverse effect would be realized if we delay in passing on such costs to our clients or in instances where we may not be able to pass such increase on to our clients until the time of our next scheduled service billing review.

Consolidated Selling, General and Administrative Expense

		Years Ended
		December 31, 2009	December 31, 2008	% Inc.

Selling, general and administrative expense w/o deferred compensation change	(a)	$48,472,000	$41,912,000	15.7%
Gain/(loss) deferred compensation fund		1,797,000	(2,389,000)	24.8%

Consolidated selling, general and administrative expense	(b)	$50,269,000	$39,523,000	27.2%

(a)	Selling, general and administrative expense excluding the gain of the deferred compensation fund.

(b)	Consolidated selling, general and administrative expense reported for the period presented.

Although consolidated selling, general and administrative expenses increased in 2009 by $10,746,000 or 27.2% over 2008, the increase resulted primarily from the effect of recording an increase to compensation expense reflecting the increase in our Deferred Compensation liability resulting from an increase in market value of the investments held in our Deferred Compensation Fund as noted below in Consolidated Investment and Interest Income discussion. Absent the effect of market value change in both 2009 and 2008 in our Deferred Compensation Fund, consolidated selling, general and administrative expenses increased $6,560,000 or 15.7%, which is consistent with our 14.9% growth in revenues. Additionally selling, general and administrative expenses year-to-year comparison is unfavorably affected by increased professional and legal fees incurred in 2009 associated with the CES acquisition and settlements of employment related matters.

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

Summarized below for the years 2008 through 2010 are the aggregate account balances for the three Allowance criteria noted above, net write-offs of client accounts, bad debt provision and allowance for doubtful accounts.

	Aggregate Account
	Balances of Clients
	in Bankruptcy or
	in/or Pending	Net Write-Offs	Bad Debt	Allowance for
Year Ending	Collection/Litigation	of Client Accounts	Provision	Doubtful Accounts

2008	$8,417,000	$5,304,000	$4,234,000	$3,214,000
2009	$9,874,000	$978,000	$2,404,000	$4,640,000
2010	$8,550,000	$2,771,000	$2,200,000	$4,069,000

At December 31, 2010, we identified accounts totaling $8,550,000 that require an Allowance based on potential impairment or loss of value. An Allowance totaling $4,069,000 was provided for these accounts at such date. Actual collections of these accounts could differ from that which we currently estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance would decrease net income by approximately $148,000.

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

Accrued Insurance Claims

We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance, which comprise approximately 26% of our liabilities at December 31, 2010. Our accounting for this plan is affected by various uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We address these uncertainties by regularly evaluating our claims’ pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluations are based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/or industry trends result in an unfavorable change, it would have a material adverse effect on our consolidated results of operations and financial condition. Under these plans, predetermined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.

For workers’ compensation, we record a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of our historical data and open claims. The present value of the payout is determined by applying an 8% discount factor against the estimated value of the claims over the estimated remaining pay-out period. Reducing the discount factor by 1% would reduce net income by approximately $86,000. Additionally, reducing the estimated payout period by six months would result in an approximate $145,000 reduction in net income.

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

Liquidity and Capital Resources

At December 31, 2010, we had cash and cash equivalents, and marketable securities of $83,129,000 and working capital of $181,244,000 compared to December 31, 2009 cash, cash equivalents and marketable securities of $83,949,000 and working capital of $177,453,000. We view our cash and cash equivalents, and marketable securities as our principal measure of liquidity. Our current ratio at December 31, 2010 decreased to 5.5 to 1 from 6.1 to 1 at December 31, 2009. This decrease resulted primarily from increases in accrued payroll, withheld payroll taxes primarily resulting from the timing of such payments and accrued insurance claims expense. Additionally, the decrease was impacted by the slight decline in our cash, cash equivalents and marketable securities at December 31, 2010 from December 31, 2009. While our revenue and net income increased in 2010, our cash, cash equivalents and marketable securities did not experience a similar increase due to the investment required to support our 2010 revenue growth and the payment of dividends to shareholders. The current ratio decrease was favorably impacted by the increase in accounts and notes receivable resulting from our 11.7% increase in revenues. On an historical basis, our operations have generally produced consistent cash flow and have required limited capital resources. We believe our current and near term cash flow positions will enable us to fund our continued anticipated growth.

Operating Activities

The net cash provided by our operating activities was $37,747,000 for the year ended December 31, 2010. The principal sources of net cash flows from operating activities for 2010 were net income, and non-cash charges to operations for bad debt provisions, depreciation and amortization. Additionally, operating activities’ cash flows increased by $9,221,000 as a result of the increase in accounts payable and other accrued expenses ($1,306,000), accrued payroll and payroll taxes ($4,437,000), accrued insurance claims ($775,000), and deferred compensation liability ($1,697,000) and decrease in prepaid expense and other assets ($1,006,000). The operating activities that used the largest amount of cash during 2010 was a net increase of $10,341,000 in accounts and notes receivable ($6,270,000), long-term notes receivable ($432,000), and an increase of prepaid income taxes ($4,014,000) due to the timing of payments and inventory ($3,639,000) resulting primarily from the 11.7% growth in the Company’s revenues for 2010.

Investing Activities

Our principal source of cash in investing activities for 2010 was $7,210,000 for the net sales and maturities of marketable securities. The net sales and maturities of marketable securities enabled us to increase cash and cash equivalents to support the increase in client facilities in 2010 and dividend payments. Additionally, we expended $4,174,000 for the purchase of housekeeping equipment, computer software and equipment, and laundry equipment installations. See “Capital Expenditures” below.

Financing Activities

We have paid regular quarterly cash dividends since the second quarter of 2003. During 2010, we paid to shareholders regular quarterly cash dividends totaling $39,285,000 as follows.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Cash dividend per common share	$ .1400	$ .1467	$ .1533	$ .1550
Total cash dividends paid	$9,224,000	$9,677,000	$10,124,000	$10,260,000
Record date	February 12	April 23	July 23	October 22
Payment date	March 5	May 14	August 6	November 5

Additionally, on January 25, 2011, our Board of Directors declared a regular quarterly cash dividend of $.15625 per common share, which will be paid on March 4, 2011 to shareholders of record as of the close of business on February 11, 2011.

Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

During the year ended December 31, 2010 we elected not to purchase any of our common stock but we remain authorized to purchase 1,698,000 of our common stock pursuant to previous Board of Directors’ approvals.

During the year ended December 31, 2010, we received proceeds of $4,790,000 from the exercise of stock options by employees and directors. Additionally, as a result of deductions derived from the stock option exercises, we recognized an income tax benefit of $1,938,000.

Contractual Obligations

Our future contractual obligations and commitments at December 31, 2010 consist of the following:

	Years Ended December 31,

	2010	2009	2008

Operating lease expense	$1,158,000	$1,006,000	$1,205,000

Line of Credit

We have a $36,000,000 (increased to $42,000,000 on January 1, 2011) bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At December 31, 2010, there were no borrowings under the line of credit. However, at such date, we had outstanding a $35,420,000 (increased to $40,420,000 on January 1, 2011) irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $35,420,000 at December 31, 2010.

The line of credit requires us to satisfy two financial covenants. Such covenants and their respective status at December 31, 2010 were as follows:

Covenant Description and Requirement	Status at December 31, 2010

Commitment coverage ratio: cash and cash equivalents plus marketable securities must equal or exceed outstanding obligations under the line by a multiple of 2.0	2.3
Tangible net worth: must exceed $185,000,000	$188,862,000

As noted above, we complied with both financial covenants at December 31, 2010 and expect to continue to remain in compliance with all such financial covenants. As of January 1, 2011, the commitment coverage rate has been modified so that cash and cash equivalents plus marketable securities must equal or exceed outstanding obligations under the line by a multiple of 1.25 (versus the multiple of 2.0 as of December 31, 2010). This line of credit expires on June 30, 2012. We believe the line of credit will be renewed at that time.

Accounts and Notes Receivable

We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Congress has enacted a number of laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally dependent on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At December 31, 2010 and 2009, we had $9,269,000 and $9,257,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

As a result of the current economic crisis, many states have significant budget deficits. State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their Medicaid programs. In addition, in March 2010, comprehensive health care reform legislation was signed into law. The Act will significantly impact the governmental healthcare programs our clients participate in, and reimbursements received there under from governmental or third-party payors. Furthermore, in the coming year, new proposals or additional changes in existing regulations could be made under the Act which could directly impact the governmental reimbursement programs in which our clients participate. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying those increases. A few states have indicated they may run out of cash to pay Medicaid providers, including nursing homes. Any negative changes in our clients’ reimbursements would negatively impact our results of operations. Although we are currently evaluating the Act’s effect on our client base, we may not know the full effect until such a time as these laws are fully implemented and the Centers for Medicare and Medicaid Services and other agencies issue applicable regulations or guidance.

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $2,200,000, $2,404,000 and $4,234,000 in the years ended December 31, 2010, 2009 and 2008, respectively. These provisions represent approximately .3%, .3% and .7%, as a percentage of total revenues for such respective periods. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

At December 31, 2010, amounts due from our Major Client represented less than 1% of our accounts receivable balance. If such client changes its payment terms, it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

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

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment purchases, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2011, we estimate that for the period we will have capital expenditures of $2,000,000 to $3,000,000 in connection with housekeeping equipment purchases and laundry and linen equipment installations in our clients’ facilities, as well as expenditures relating to internal data processing hardware and software requirements. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would, if necessary, seek to obtain necessary working capital from such sources as long-term debt or equity financing.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

At December 31, 2010, we had $83,129,000 in cash, cash equivalents and marketable securities. In accordance with U.S. GAAP, the fair value of all of our cash equivalents and marketable securities is determined based on “Level 2” inputs, which consist of quoted prices whose value is based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	37
Management’s Report on Internal Control Over Financial Reporting	38
Report of Independent Registered Public Accounting Firm (on Internal Control Over Financial Reporting)	39
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2010 and 2009	41
Consolidated Statements of Income for the Years Ended December 31, 2010, 2009 and 2008	42
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008	43
Consolidated Statement of Changes in Stockholders’ Equity for the years Ended December 31, 2010, 2009 and 2008	44
Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008	46
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors of
Healthcare Services Group, Inc.

We have audited the accompanying consolidated balance sheets of Healthcare Services Group, Inc. and Subsidiaries (the “Company”) (a Pennsylvania Corporation) as of December 31, 2010 and 2009, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Services Group, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Healthcare Services Group, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 18, 2011 expressed an unqualified opinion.

Edison, New Jersey
February 18, 2011

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, for the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting as of December 31, 2010 is effective as a whole.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent auditors have audited, and reported on, the Company’s internal control over financial reporting as of December 31, 2010. This report appears on page 39.

Daniel P. McCartney	Richard W. Hudson
Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
February 18, 2011	February 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors of
Healthcare Services Group, Inc.

We have audited Healthcare Services Group, Inc. and Subsidiaries’ (the “Company”) (a Pennsylvania Corporation) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Healthcare Services Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’ Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Healthcare Services Group, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Healthcare Services Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 18, 2011, expressed an unqualified opinion thereon.

Edison, New Jersey
February 18, 2011

Consolidated Balance Sheets

	December 31
	2010	2009

Assets
Current Assets:
Cash and cash equivalents	$39,692,000	$31,301,000
Marketable securities, at fair value	43,437,000	52,648,000
Accounts and notes receivable, less allowance for doubtful accounts of $4,069,000 in 2010 and $4,640,000 in 2009	108,426,000	104,356,000
Inventories and supplies	20,614,000	16,974,000
Deferred income taxes	—	115,000
Prepaid income taxes	3,978,000	—
Prepaid expenses and other	5,628,000	6,776,000

Total current assets	221,775,000	212,170,000
Property and equipment:
Laundry and linen equipment installations	1,886,000	1,695,000
Housekeeping equipment and office furniture	20,111,000	16,905,000
Autos and trucks	284,000	278,000

	22,281,000	18,878,000
Less accumulated depreciation	15,625,000	14,487,000

	6,656,000	4,391,000
GOODWILL	16,955,000	17,087,000
OTHER INTANGIBLE ASSETS, less accumulated amortization of $5,938,000 in 2010 and $4,038,000 in 2009	7,262,000	8,862,000
NOTES RECEIVABLE — long term portion, net of discount	5,055,000	4,623,000
DEFERRED COMPENSATION FUNDING, at fair value	12,080,000	10,783,000
DEFERRED INCOME TAXES — long term portion	8,109,000	7,907,000
OTHER NONCURRENT ASSETS	42,000	69,000

TOTAL ASSETS	$277,934,000	$265,892,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,434,000	$9,134,000
Accrued payroll, accrued and withheld payroll taxes	21,429,000	17,647,000
Other accrued expenses	1,988,000	3,057,000
Income taxes payable	—	35,000
Deferred income taxes	604,000	—
Accrued insurance claims	5,076,000	4,844,000

Total current liabilities	40,531,000	34,717,000
ACCRUED INSURANCE CLAIMS — long term portion	11,845,000	11,302,000
DEFERRED COMPENSATION LIABILITY	12,479,000	11,099,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 69,315,000 shares issued in 2010 and 68,729,000 shares in 2009	693,000	687,000
Additional paid-in capital	100,138,000	92,110,000
Retained earnings	130,993,000	135,837,000
Accumulated other comprehensive loss, net of taxes	(78,000)	—
Common stock in treasury, at cost, 3,139,000 shares in 2010 and 3,316,000 shares in 2009	(18,667,000)	(19,860,000)

Total stockholders’ equity	213,079,000	208,774,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$277,934,000	$265,892,000

See accompanying notes

Consolidated Statements of Income

	Years Ended December 31,
	2010	2009	2008

Revenues	$773,956,000	$692,695,000	$602,718,000
Operating costs and expenses:
Costs of services provided	665,149,000	597,715,000	521,269,000
Selling, general and administrative	57,310,000	50,269,000	39,523,000
Other income:
Investment and interest	2,622,000	4,624,000	1,349,000

Income before income taxes	54,119,000	49,335,000	43,275,000
Income taxes	19,678,000	18,993,000	16,661,000

Net income	$34,441,000	$30,342,000	$26,614,000

Basic earnings per common share	$0.52	$0.46	$0.41

Diluted earnings per common share	$0.51	$0.46	$0.40

Cash dividends per common share	$0.60	$0.49	$0.39

Weighted average number of common shares outstanding
Basic	65,917,000	65,376,000	64,697,000

Diluted	67,008,000	66,429,000	66,038,000

See accompanying notes

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income	$34,441,000	$30,342,000	$26,614,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,764,000	3,229,000	2,852,000
Bad debt provision	2,200,000	2,404,000	4,234,000
Deferred income tax (benefits)	517,000	(2,390,000)	1,182,000
Stock-based compensation expense	1,332,000	1,074,000	563,000
Amortization of premium on marketable securities	840,000	956,000	174,000
Unrealized (gain) loss on marketable securities	1,083,000	(505,000)	(1,146,000)
Unrealized (gain) loss on deferred compensation fund investments	(1,325,000)	(1,797,000)	2,389,000
Changes in operating assets and liabilities:
Accounts and notes receivable	(6,270,000)	(10,202,000)	(17,841,000)
Prepaid income taxes	(4,014,000)	2,838,000	(2,838,000)
Inventories and supplies	(3,639,000)	(620,000)	(963,000)
Notes receivable — long term	(432,000)	(1,422,000)	2,856,000
Deferred compensation funding	29,000	(700,000)	(315,000)
Accounts payable and other accrued expenses	1,306,000	1,934,000	(85,000)
Accrued payroll, accrued and withheld payroll taxes	4,437,000	2,800,000	3,753,000
Accrued insurance claims	775,000	3,002,000	(1,195,000)
Deferred compensation liability	1,697,000	2,817,000	(1,725,000)
Income taxes payable	—	35,000	(1,726,000)
Prepaid expenses and other assets	1,006,000	4,512,000	(121,000)

Net cash provided by operating activities	37,747,000	38,307,000	16,662,000

Cash flows from investing activities:
Disposals of fixed assets	44,000	220,000	157,000
Additions to property and equipment	(4,174,000)	(2,154,000)	(1,577,000)
Purchases of marketable securities, net	(38,873,000)	(3,686,000)	(48,442,000)
Sales of marketable securities, net	46,083,000	—	—
Cash paid for acquisition	—	(4,613,000)	—

Net cash provided by (used in) investing activities	3,080,000	(10,233,000)	(49,862,000)

Cash flows from financing activities:
Acquisition of treasury stock	—	—	(4,652,000)
Dividends paid	(39,285,000)	(32,246,000)	(24,983,000)
Repayment of debt assumed in acquisition	—	(4,718,000)	—
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	121,000	88,000	61,000
Tax benefit from equity compensation plans	1,938,000	722,000	4,267,000
Proceeds from the exercise of stock options	4,790,000	1,880,000	3,547,000

Net cash used in financing activities	(32,436,000)	(34,274,000)	(21,760,000)

Net increase (decrease) in cash and cash equivalents	8,391,000	(6,200,000)	(54,960,000)
Cash and cash equivalents at beginning of the period	31,301,000	37,501,000	92,461,000

Cash and cash equivalents at end of the period	$39,692,000	$31,301,000	$37,501,000

Supplementary Cash Flow Information:
Issuance of 99,000 shares of Common Stock related to acquisition in 2009	$—	$4,494,000	$—

Issuance of 73,000, 73,000 and 92,000 shares of Common Stock in 2010, 2009 and 2008, respectively, pursuant to Employee Stock Plans	$1,047,000	$777,000	$1,293,000

See accompanying notes

Consolidated Statements of Stockholders’ Equity

	Years Ended December 31, 2010, 2009 and 2008
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Stock	Equity

Balance, December 31, 2007	67,113,000	$671,000	$74,840,000	$—	$136,110,000	$(16,903,000)	$194,718,000
Net income for the year					26,614,000		26,614,000
Exercise of stock options and other stock-based compensation, net of 11,000 shares tendered for payment	1,272,000	13,000	3,534,000				3,547,000
Tax benefit arising from stock option transactions			4,267,000				4,267,000
Purchase of common stock for treasury (444,000 shares)						(4,652,000)	(4,652,000)
Share-based compensation expense — stock options			447,000				447,000
Treasury shares issued for Deferred Compensation Plan funding and redemptions (53,000 shares)			269,000			101,000	370,000
Shares issued pursuant to Employee Stock Plans (92,000 shares)			806,000			487,000	1,293,000
Cash dividends — $.39 per common share					(24,983,000)		(24,983,000)
Shares issued pursuant to Dividend Reinvestment Plan (6,000 shares)			30,000			31,000	61,000

Balance, December 31, 2008	68,385,000	684,000	84,193,000	—	137,741,000	(20,936,000)	$201,682,000
Net income for the year					30,342,000		30,342,000
Exercise of stock options and other stock-based compensation, net of 14,000 shares tendered for payment	344,000	3,000	1,889,000			(12,000)	1,880,000
Tax benefit arising from stock option transactions			722,000				722,000
Purchase of common stock for treasury						—	—
Share-based compensation expense — stock options			681,000				681,000
Treasury shares issued for Deferred Compensation Plan funding and redemptions (5,000 shares)			328,000			26,000	354,000
Shares issued pursuant to Employee Stock Plans (73,000 shares)			351,000			426,000	777,000

	Years Ended December 31, 2010, 2009 and 2008
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Stock	Equity

Cash dividends — $.49 per common share					(32,246,000)		(32,246,000)
Shares issued pursuant to Dividend Reinvestment Plan (8,000 shares)			43,000			45,000	88,000
Shares issued pursuant to acquisition (99,000 shares)			3,903,000			591,000	4,494,000

Balance, December 31, 2009	68,729,000	687,000	92,110,000	—	135,837,000	(19,860,000)	208,774,000
Comprehensive income:
Net income for the period					34,441,000		34,441,000
Unrealized loss on available for sale marketable securities, net of taxes				(78,000)			(78,000)

Comprehensive income							34,363,000
Exercise of stock options and other stock-based compensation, net of 14,000 shares tendered for payment	586,000	6,000	4,167,000			617,000	4,790,000
Tax benefit from equity compensation plans			1,938,000				1,938,000
Share-based compensation expense — stock options			1,015,000				1,015,000
Treasury shares issued for Deferred Compensation Plan funding and redemptions (15,000 shares)			226,000			90,000	316,000
Shares issued pursuant to Employee Stock Plans (73,000 shares)			609,000			438,000	1,047,000
Cash dividends — $0.60 per common share					(39,285,000)		(39,285,000)
Shares issued pursuant to Dividend Reinvestment Plan (8,000 shares)			73,000			48,000	121,000

Balance, December 31, 2010	69,315,000	$693,000	$100,138,000	$(78,000)	$130,993,000	$(18,667,000)	$213,079,000

See accompanying notes.

Notes to Consolidated Financial Statements

Note 1— Summary of Significant Accounting Policies

Nature of Operations

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe that we are the largest provider of housekeeping and laundry departmental management services to the long-term care industry in the United States rendering such services to approximately 2,500 facilities in 47 states as of December 31, 2010. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

We provide our services primarily pursuant to full service agreements with our clients. In such agreements, we are responsible for the day to day management of the managers and hourly employees located at our clients’ facilities. We also provide services on the basis of a management-only agreement for a very limited number of clients. Our agreements with clients typically provide for a one year service term, cancelable by either party upon 30 to 90 days’ notice after the initial 90-day period.

On May 1, 2009, we acquired essentially all of the assets of Contract Environmental Services, Inc. (“CES”), a South Carolina based corporation which is a provider of professional housekeeping, laundry and dietary services to long-term care and related facilities. The CES results of operations for the period May 1, 2009 to December 31, 2009 are included in our consolidated results of operations and financial information presented. Effective January 1, 2010, CES’ operations were fully integrated with our operations.

We are organized into two reportable segments; housekeeping, laundry, linen and other services (“Housekeeping”), and dietary department services (“Dietary”).

Housekeeping consists of the managing of the client’s housekeeping department which is principally responsible for the cleaning, disinfecting and sanitizing of patient rooms and common areas of a client’s facility, as well as the laundering and processing of the personal clothing belonging to the facility’s patients. Also within the scope of this segment’s service is the responsibility for laundering and processing of the bed linens, uniforms and other assorted linen items utilized by a client facility.

Dietary consists of managing the client’s dietary department which is principally responsible for food purchasing, meal preparation and providing dietician consulting professional services, which includes the development of a menu that meets the patient’s dietary needs. We began the Dietary operations in 1997.

As of December 31, 2010, we operate a wholly-owned subsidiary, Huntingdon Holdings, Inc. (“Huntingdon”). Huntingdon invests our cash and cash equivalents as well as managing our portfolio of marketable securities. On March 1, 2009, we sold our wholly-owned subsidiary HCSG Supply, Inc. (“Supply”) for approximately $1,100,000, financed principally through our acceptance of a secured promissory note which is recorded in our notes receivable in the accompanying December 31, 2010 and 2009 balance sheet.

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

We have certain notes receivable that either do not bear interest or bear interest at a below market rate. Therefore, such notes receivable of $1,910,000 and $1,888,000 at December 31, 2010 and 2009, respectively, have been discounted to their present value and are reported at such values of $1,846,000 and $1,801,000 at December 31, 2010 and 2009, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term, highly liquid investments with a maturity of three months or less at time of purchase.

Investments in Marketable Securities

We define our marketable securities as fixed income investments which are highly liquid investments that can be readily purchased or sold using established markets. At December 31, 2010, we had marketable securities of $43,437,000 which were comprised of tax exempt municipal bonds. These investments are reported at fair value on our balance sheet. Unrealized holding losses of $1,083,000 at December 31, 2010 were recorded in our consolidated statement of income for the year then ended for investments recorded under the fair value option. For the year ended December 31, 2010, the accumulated other comprehensive income on our consolidated balance sheet and stockholder’ equity includes unrealized losses from marketable securities of $78,000 related to marketable securities that are not recognized under the fair value option in accordance with U.S. GAAP. The unrealized losses are recorded net of income taxes, although there is no income tax benefit from these amounts since unrealized losses are not subject to income taxes. Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date.

We, in accordance with U.S. GAAP, define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Effective January 1, 2008, we elected the fair value option for certain of our marketable securities purchased since such adoption. Management initially elected the fair value option for certain of our marketable securities because we viewed such investment securities as highly liquid and available to be drawn upon for working capital purposes making them similar to its cash and cash equivalents. Accordingly, we record net unrealized gain or loss in the other income, investment and interest caption in our consolidated income statements for such investments. We have not elected the fair value option for marketable securities acquired after December 31, 2009. Although these assets continue to be highly liquid and available, we believe these assets are more representative of our investing activities. We do not anticipate liquidating these assets but they are available for future needs of the Company to support its current and projected growth. In accordance with U.S. GAAP, our investments in marketable securities are classified within Level 2 of the fair value hierarchy. These investment securities are valued based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

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

We review periodically our investments in marketable securities for other than temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of December 31, 2010, we believe that recorded value of our investments in marketable securities was recoverable in all material respects.

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

As a distributor of laundry equipment, we occasionally sell laundry installations to certain clients. The sales in most cases represent the construction and installation of a turn-key operation and are for payment terms ranging from 24 to 60 months. Our accounting policy for these sales is to recognize the gross profit over the life of the payments associated with our financing of the transactions. During 2010, 2009 and 2008 laundry installation sales were not material.

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

In accordance with U.S. GAAP, we account for uncertain income tax positions reflected within our financial statements based on a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Earnings per Common Share

Basic earnings per common share are computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share reflect the weighted-average common shares outstanding and dilutive common shares, such as those issuable upon exercise of stock options.

Share-Based Compensation

Share-based compensation is the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options and participation in the Company’s employee stock purchase plan. We estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the Company’s consolidated financial statements of income over the requisite service periods. We use the straight-line single option method of expensing share-based awards in our consolidated financial statements of income. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures. Forfeitures are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Advertising Costs

Advertising costs are expensed when incurred. Advertising costs were not material for the years ended December 31, 2010, 2009 and 2008.

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

Acquisitions

We acquire businesses and/or assets that augment and complement our operations from time to time. These acquisitions are accounted for under the purchase method of accounting. The consolidated financial statements include the results of operations from such business combinations as of the date of acquisition. Additional disclosure related to our acquisition that occurred in 2009 is provided in Note 2.

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets with finite lives are amortized on a straight-line basis over their respective lives. Goodwill represents the excess of costs over the fair value of net assets of the acquired business. We review the carrying values of goodwill at least annually to assess impairment because these assets are not amortized. During October 2009, the Company changed the timing of its annual goodwill impairment testing from the end of the fourth quarter (December 31) to the beginning of the fourth quarter (October 1). This change allows the Company to complete its annual goodwill impairment testing in advance of its year end closing. Accordingly, management believes that this accounting change is preferable under the circumstances. Additionally, we review the carrying value of any intangible asset or goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We assess impairment by comparing the fair value of an identifiable intangible asset or goodwill with its carrying value. Impairments are expensed when incurred. No impairment loss was recognized on our intangible assets for the year ended December 31, 2010.

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains or losses on the subsequent reissuance of shares are credited or charged to additional paid in capital.

Three-for-Two Stock Split

On October 12, 2010 our Board of Directors declared a three-for-two stock split in the form of a 50% common stock dividend which was paid on November 12, 2010 to shareholders of record at the close of business on November 8, 2010. All share and per common share information for all periods presented have been adjusted to reflect the three-for-two stock split.

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

Concentrations of Credit Risk

The accounting guidance requires the disclosure of significant concentrations of credit risk, regardless of the degree of such risk. Financial instruments, as defined by U.S. GAAP, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, marketable securities and accounts and notes receivable. We define our marketable securities as fixed income investments which are highly liquid investments that can be readily purchased or sold using established markets. At December 31, 2010 and 2009, substantially all of our cash and cash equivalents, and marketable securities were held in one large financial institution located in the United States, in excess of regulatory insured amounts.

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

In 2009 and 2010, Federal economic stimulus legislation was enacted to counter the impact of the economic crisis on state budgets. The legislation includes the temporary provision of additional federal matching funds to help states maintain their Medicaid programs. This legislation was extended to June 2011 but at a reduced reimbursement rate. It is uncertain whether additional federal funding will be provided in the future or if it will be provided in the form of matching funds. In addition, certain states have proposed legislation to provide additional funding for nursing home providers. Even if federal or state legislation is enacted that provides additional funding to Medicaid providers, given the volatility of the economic environment, it is difficult to predict the impact of this legislation on our clients’ liquidity and their ability to make payments to us as agreed.

Major Client

Our Major Client’s percentage contribution to revenues and accounts receivable balances is summarized below:

		Reportable Segment Revenue		Amounts due at December 31,
	Total Revenues	Housekeeping	Dietary	% of accounts receivable balance

2010	11%	11%	9%	less than 1%
2009	12%	13%	11%	less than 1%
2008	15%	14%	17%	less than 1%

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

In September 2009, the FASB issued Accounting Standards Update 2009-13 (“ASU 2009-13”), “Multiple Element Arrangements”. ASU 2009-13 addresses the determination of when the individual deliverables included in a multiple arrangement may be treated as separate units of accounting. ASU 2009-13 also modifies the manner in which the transaction consideration is allocated across separately identified deliverables and establishes definitions for determining fair value of elements in an arrangement. This standard must be adopted by us no later than January 1, 2011 with earlier adoption permitted. Accordingly, we have adopted this standard and we are currently evaluating the impact, if any, that this standard update will have on our consolidated financial statements.

In June 2009, the FASB issued Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles (the “Codification”)”. The Codification will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All existing accounting standards are superseded as described in ASC 105-10. All other accounting literature not included in the Codification is non-authoritative. ASC 105-10 was effective for interim and annual periods ending after September 30, 2009. The adoption of ASC 105-10 did not have a material impact on our financial condition or results of operations.

In May 2009, the FASB issued a standard which establishes general requirements for accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. It was effective with interim and annual financial periods ending after June 15, 2009. We adopted this standard at the beginning of our 2009 third quarter. The adoption did not have a significant impact on the subsequent events that we report, either through recognition or disclosure, in our consolidated financial statement

In April 2008 the FASB issued updated guidance related to the determination of the useful life of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under this standard. This pronouncement requires enhanced disclosures concerning a company’s treatment of costs incurred to renew or extend the term of a recognized intangible asset. It was effective for financial statements issued for fiscal years beginning after December 15, 2008. We determined that the standard did not have a material impact on our consolidated financial statements.

Note 2 — Acquisition

On May 1, 2009, we acquired essentially all of the assets of Contract Environmental Services, Inc. (“CES”), a South Carolina based corporation which is a provider of professional housekeeping, laundry and dietary department services to long-term care and related facilities. We believe the acquisition of CES expands and complements our position of being the largest provider of such services to long-term care and related facilities in the United States. The aggregate consideration was approximately $13,825,000 consisting of: (i) $4,613,000 in cash, (ii) issuance of approximately 99,000 shares of our common stock (valued at approximately $1,183,000) and future issuance of approximately 397,000 shares (valued at approximately $3,311,000) contingent upon the achievement of certain financial targets, and (iii) the repayment of approximately $4,718,000 of certain debt obligations of CES. The final allocation of such consideration resulted in our recording of the following: (i) approximately $8,998,000 of tangible assets consisting primarily of accounts receivable, (ii) $5,700,000 of amortizable intangible assets, (iii) $1,936,000 of goodwill and (iv) current liabilities of approximately $2,809,000. The CES results of operations are not included in our consolidated results of operations before May 1, 2009, which was prior to the closing of the transaction. Effective January 1, 2010, all of CES’ operations were fully integrated with our operations.

Note 3 — Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired of businesses and is not amortized. Goodwill is evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the asset to its carrying value.

The following table sets forth goodwill by reportable operating segment, as described in Note 12 herein, and the changes in the carrying amounts of goodwill for the year ended December 31, 2010. The goodwill associated with the CES acquisition is deductible for tax purposes over a fifteen year period.

	Housekeeping	Dietary
	Segment	Segment	Total

Balance as of December 31, 2009	$14,913,000	$2,174,000	$17,087,000
Goodwill adjusted for final purchase price adjustments	(19,000)	(113,000)	(132,000)

Balance as of December 31, 2010	$14,894,000	$2,061,000	$16,955,000

The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 7 and 8 years).

The following table sets forth the amounts of our identifiable intangible assets subject to amortization, which were acquired in acquisitions.

	December 31,
	2010	2009

Customer relationships	$12,400,000	$12,100,000
Non-compete agreements	800,000	800,000

Total other intangibles, gross	13,200,000	12,900,000
Less accumulated amortization	(5,938,000)	(4,038,000)

Other intangibles, net	$7,262,000	$8,862,000

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

Amortization expense for the years ended December 31, 2010 and 2009 was $1,900,000 and $1,571,000, respectively.

Note 4 — Fair Value Measurements

We, in accordance with U.S. GAAP, define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Effective January 1, 2008, we elected the fair value option for certain of our marketable securities purchased since such adoption. Management initially elected the fair value option for certain of our marketable securities because it views such investment securities as highly liquid and available to be drawn upon for working capital purposes making them similar to its cash and cash equivalents. Accordingly, we record net unrealized gain or loss in the other income, investment and interest caption in our consolidated income statements for such investments. We have not elected the fair value option for marketable securities acquired after December 31, 2009. Although these assets continue to be highly liquid and available, we believe these assets are more representative of our investing activities. We do not anticipate liquidating these assets but they are available for future needs of the Company to support its current and projected growth.

Certain of our assets and liabilities are reported at fair value in the accompanying balance sheets. Such assets and liabilities include cash and cash equivalents, marketable securities, accounts and notes receivable, and accounts payable (including income taxes payable and accrued expenses). The following tables provide fair value measurement information for our marketable securities and deferred compensation fund investment assets as of December 31, 2010 and 2009.

As of December 31, 2010
Fair Value Measurement Using:
			Quoted Prices		Significant
			in Active	Significant Other	Unobservable
	Carrying	Total Fair	Markets	Observable Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Marketable securities
Municipal bonds	$43,437,000	$43,437,000	$—	$43,437,000	$—

	As of December 31, 2010
			Fair Value Measurement Using:
			Quoted Prices		Significant
			in Active	Significant Other	Unobservable
	Carrying	Total Fair	Markets	Observable Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Equity securities — Deferred comp fund
Money Market	$2,737,000	$2,737,000	$—	$2,737,000	$—
Large Cap Value	2,433,000	2,433,000	2,433,000	—	—
Large Cap Growth	2,106,000	2,106,000	2,106,000	—	—
Small Cap Value	1,152,000	1,152,000	1,152,000	—	—
Fixed Income	987,000	987,000	987,000	—	—
Speciality	712,000	712,000	712,000	—	—
Balanced and Lifestyle	566,000	566,000	566,000	—	—
International	572,000	572,000	572,000	—	—
Large Cap Blend	444,000	444,000	444,000	—	—
Mid Cap Growth	371,000	371,000	371,000	—	—

Equity securities — Deferred comp fund	$12,080,000	$12,080,000	$9,343,000	$2,737,000	$—

	As of December 31, 2009
			Fair Value Measurement Using:
			Quoted Prices		Significant
			in Active	Significant Other	Unobservable
	Carrying	Total Fair	Markets	Observable Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)

Financial Assets
Marketable securities
Municipal bonds	$52,648,000	$52,648,000	$—	$52,648,000	$—
Equity securities — Deferred comp fund
Money Market	$3,588,000	$3,588,000	$—	$3,588,000	$—
Large Cap Value	1,893,000	1,893,000	1,893,000	—	—
Large Cap Growth	1,833,000	1,833,000	1,833,000	—	—
Small Cap Value	822,000	822,000	822,000	—	—
Fixed Income	664,000	664,000	664,000	—	—
Speciality	523,000	523,000	523,000	—	—
Balanced and Lifestyle	413,000	413,000	413,000	—	—
International	453,000	453,000	453,000	—	—
Large Cap Blend	326,000	326,000	326,000	—	—
Mid Cap Growth	268,000	268,000	268,000	—	—

Equity securities — Deferred comp fund	$10,783,000	$10,783,000	$7,195,000	$3,588,000	$—

The fair value of the municipal bonds is measured using pricing service data from an external provider. The fair value of equity investments in the funded deferred compensation plan are valued (Level 1) based on quoted market prices. The money market fund in the funded deferred compensation plan is valued (Level 2) at the net asset value (“NAV”) of the shares held by the plan at the end of the period. As a practical expedient, fair value of our money market fund is valued at the NAV as determined by the custodian of the fund. The money market fund includes short-term United States dollar denominated money-market instruments. The money market fund can be redeemed at its NAV at its measurement date as there are no significant restrictions on the ability of participants to sell this investment. These assets will be redeemed by the plan participants on an as needed basis.

For the years ended December 31, 2010, 2009 and 2008, the other income, investment and interest caption on our statement of income includes unrealized gains/ (losses) from marketable securities of $(1,083,000), $505,000 and $1,146,000, respectively.

		Gross	Gross		Other-than-
	Amortized	Unrealized	Unrealized	Estimated Fair	temporary
December 31, 2010	Cost	Gains	Losses	Value	Impairments

Type of security:
Municipal bonds	$18,029,000	$568,000	$—	$18,597,000	$—
Municipal bonds — available for sale	24,918,000	—	(78,000)	24,840,000	—

Total debt securities	$42,947,000	$568,000	$(78,000)	$43,437,000	$—

		Gross	Gross		Other-than-
	Amortized	Unrealized	Unrealized	Estimated Fair	temporary
December 31, 2009	Cost	Gains	Losses	Value	Impairments

Type of security:
Municipal bonds	$50,997,000	$1,651,000	$—	$52,648,000	$—
Municipal bonds — available for sale	—	—	—	—	—

Total debt securities	$50,997,000	$1,651,000	$—	$52,648,000	$—

		Gross	Gross		Other-than-
	Amortized	Unrealized	Unrealized	Estimated Fair	temporary
December 31, 2008	Cost	Gains	Losses	Value	Impairments

Type of security:
Municipal bonds — available for sale	$48,268,000	$1,146,000	$—	$49,414,000	$—

Total debt securities	$48,268,000	$1,146,000	$—	$49,414,000	$—

For the year ended December 31, 2010 we received total proceeds of $11,877,000 from sales of available for sale municipal bonds. These sales resulted in realized gains of $69,000 recorded in other income, investment and interest caption on our statement of income for 2010. The basis for the sale of these securities was on a specific identification of each bond sold during this period.

The following tables include contractual maturities of debt securities held at December 31, 2010 and 2009 and their classification in the consolidated Balance Sheet.

	As of December 31,
	2010	2009	2010	2009	2010	2009
			Municipal Bonds —
			Available
Contractual maturity:	Municipal Bonds		for Sale		Total Debt Securities

Maturing in one year or less	$9,527,000	$15,653,000	$313,000	$—	$9,840,000	$15,653,000
Maturing after one year through three years	9,070,000	26,002,000	22,325,000	—	31,395,000	26,002,000
Maturing after three years	—	10,993,000	2,202,000	—	2,202,000	10,993,000

Total debt securities	$18,597,000	$52,648,000	$24,840,000	$—	$43,437,000	$52,648,000

	December 31,
Classification in consolidated Balance Sheet:	2010	2009

Cash and cash equivalents	$39,692,000	$31,301,000
Marketable securities — Municipal bonds	43,437,000	52,648,000

	83,129,000	83,949,000
Less cash and cash quivalents	(39,692,000)	(31,301,000)

	$43,437,000	$52,648,000

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

As a result of the current economic crisis, many states have significant budget deficits. State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their Medicaid programs. In addition, in March 2010, the Act was signed into law. The Act will significantly impact the governmental healthcare programs which our clients participate, and reimbursements received thereunder from governmental or third-party payors. Furthermore, in the coming year, new proposals or additional changes in existing regulations could be made to the Act which could directly impact the governmental reimbursement programs in which our clients participate. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying or foregoing those increases. A few states have indicated it is possible they will run out of cash to pay Medicaid providers, including nursing homes. Any negative changes in our clients’ reimbursements may negatively impact our results of operations. Although we are currently evaluating the Act’s effect on our client base, we may not know the full effect until such a time as these laws are fully implemented and the Centers for Medicare and Medicaid Services and other agencies issue applicable regulations or guidance.

In 2009 and 2010, Federal economic stimulus legislation was enacted to counter the impact of the economic crisis on state budgets. The legislation includes the temporary provision of additional federal matching funds to help states maintain their Medicaid programs. This legislation was extended until June 2011 but at a reduced rate of matching funds. It is uncertain whether additional federal funding will be provided in the future or if it will be provided in the form of matching funds. In addition, certain states have proposed legislation to provide additional funding for nursing home providers. Even if federal or state legislation is enacted that provides additional funding to Medicaid providers, given the volatility of the economic environment, it is difficult to predict the impact of this legislation on our clients’ liquidity and their ability to make payments to us as agreed.

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded the following bad debt provisions (in an Allowance for Doubtful Accounts):

	Year Ended December 31,
	2010	2009	2008

Bad debt provision	$2,200,000	$2,404,000	$4,234,000

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

Impaired Notes Receivable

We evaluate our notes receivable for impairment quarterly and on an individual client basis. Notes receivable considered impaired are generally attributable to clients that are either in bankruptcy, are subject to collection activity or those slow payers that are experiencing financial difficulties. In the event that our evaluation results in a determination that a note receivable is impaired, it is valued at the present value of expected cash flows or market value of related collateral. Summary schedules of impaired notes receivable, and the related reserve, for the years ended December 31, 2010 and 2009 are as follows:

	Impaired Notes Receivable
	Balance			Balance	Average
	Beginning			End of	Outstanding
Year ending December 31,	of Year	Additions	Deductions	Year	Balance

2010	$2,900,000	$676,000	$1,666,000	$1,910,000	$2,405,000

2009	$3,000,000	$100,000	$200,000	$2,900,000	$2,950,000

	Reserve for Impaired Notes Receivable
	Balance			Balance
	Beginning			End of
Year ending December 31,	of Year	Additions	Deductions	Year

2010	$2,100,000	$496,000	$1,666,000	$930,000

2009	$1,300,000	$900,000	$100,000	$2,100,000

For impaired notes receivable, interest income is recognized on a cost recovery basis only. As a result, no interest income was recognized on impaired notes receivable. We follow an income recognition policy on all other notes receivable that does not recognize interest income until cash payments are received. This policy was established, recognizing the environment of the long-term care industry, and not because such notes receivable are necessarily impaired. The difference between income recognition on a full accrual basis and cash basis, for notes receivable that are not considered impaired, is not material.

Note 6 — Lease Commitments

We lease office facilities, equipment and autos under operating leases expiring on various dates through 2015. Certain office leases contain renewal options. The following is a schedule, by calendar year, of future minimum lease payments under operating leases that have remaining terms as of December 31, 2010.

Operating
Period/Year	Leases

2011	$895,000
2012	716,000
2013	660,000
2014	705,000
2015	98,000
Thereafter	—

Total minimum lease payments	$3,074,000

Certain property leases provide for scheduled rent escalations. We do not consider the scheduled rent escalations to be material to our operating lease expenses individually or in the aggregate. Total expense for all operating leases was as follows:

	Year Ended December 31,
	2010	2009	2008

Operating lease expense	$1,158,000	$1,006,000	$1,205,000

Note 7— Share-Based Compensation

As of December 31, 2010, we had five share-based compensation plans which are described below: the 2002 Stock Option Plan, the 1995 Incentive and Non-Qualified Stock Option Plan for key employees, the 1996 Non-Employee Director’s Stock Option Plan (collectively the “Stock Option Plans”), the 2000 Employee Stock Purchase Plan (the “ESPP”) and the Supplemental Executive Retirement Plan (the “SERP”).

In the years ended December 31, 2010, 2009 and 2008 we recorded share-based compensation of $317,000, $393,000 and $116,000, respectively resulting from our ESPP. In respect to our SERP, we recorded share-based compensation of $400,000, $315,000 and $353,000 (representing the company’s 25% match of participants’ deferrals) for the years ended December 31, 2010, 2009 and 2008, respectively. Additionally in 2010, 2009 and 2008, we recorded share-based compensation expense from our issuance of stock options of $1,015,000, $681,000 and $447,000, respectively.

Stock Option Plans

The Nominating, Compensation and Stock Option Committee of the Board of Directors is responsible for determining the individuals who will be granted options, the number of options each individual will receive, the option price per share (in accordance with the terms of our option plans), and the exercise period of each option.

Incentive Stock Options

As of December 31, 2010, 3,665,000 shares of common stock were reserved for issuance under our incentive stock option plans, including 1,691,000 shares which are available for future grant. The incentive stock option price will not be less than the fair market value of the common stock on the date the option is granted. No option grant will have a term in excess of ten years. The options are exercisable over a five to ten year period. The options granted in 2010, 2009 and 2008 become vested and exercisable ratably over a five year period on each yearly anniversary date of the option grant.

A summary of incentive stock option activity is as follows:

	2010		2009		2008
	Weighted		Weighted		Weighted
	Average	Number	Average	Number	Average	Number
	price	of Shares	price	of Shares	price	of Shares

Beginning of period	$8.48	1,904,000	$7.55	1,532,000	$5.09	1,477,000
Granted	14.31	514,000	10.39	591,000	13.93	416,000
Cancelled	9.29	(33,000)	12.35	(46,000)	6.53	(52,000)
Exercised	7.27	(411,000)	5.70	(173,000)	4.55	(309,000)

End of period	$10.24	1,974,000	$8.48	1,904,000	$7.55	1,532,000

The weighted average grant- date fair value of incentive stock options granted during 2010, 2009 and 2008 was $3.98, $2.76 and $4.14 per common share, respectively.

The following table summarizes information about incentive stock options outstanding at December 31, 2010.

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price Range	Outstanding	Life	price	Exercisable	Price

$1.83 — 2.50	166,000	1.47	$2.22	166,000	$2.22
3.68 — 3.68	220,000	2.99	3.68	220,000	3.68
6.07 — 6.07	166,000	3.99	6.07	166,000	6.07
10.39 — 10.39	555,000	8.01	10.39	102,000	10.39
$13.93 — 14.31	867,000	8.19	14.15	135,000	13.93

	1,974,000	6.64	$10.24	789,000	$6.49

Non-Qualified Options

As of December 31, 2010, 1,602,000 shares of common stock were reserved for issuance under our non-qualified stock option plans, including 574,000 shares which are available for future grant. The non-qualified options were granted at option prices which were not less than the fair market value of the common stock on the date the options were granted. The options granted in 2010, 2009 and 2008 become vested and exercisable ratably over a five year period on each yearly anniversary date of the option grant.

A summary of non-qualified stock option activity is as follows.

	2010		2009		2008
	Weighted		Weighted		Weighted
	Average	Number	Average	Number	Average	Number
	price	of Shares	price	of Shares	price	of Shares

Beginning of period	$6.05	1,173,000	$5.85	1,317,000	$3.63	2,136,000
Granted	14.31	156,000	10.39	41,000	13.93	155,000
Cancelled	9.20	(8,000)	10.76	(3,000)	—	—
Exercised	6.87	(293,000)	5.49	(182,000)	2.27	(974,000)

End of period	$7.04	1,028,000	$6.05	1,173,000	$5.85	1,317,000

The weighted average grant-date fair value of non-qualified stock options granted during 2010, 2009 and 2008 was $3.98, $2.76 and $4.14 per common share, respectively.

The following table summarizes information about non-qualified stock options outstanding at December 31, 2010.

	Options Outstanding			Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Exercise Price Range	Outstanding	Life	price	Exercisable	Price

$1.83 — 2.50	302,000	1.26	$2.04	302,000	$2.04
3.68 — 3.68	190,000	2.99	3.68	190,000	3.68
6.07 — 6.07	188,000	3.99	6.07	188,000	6.07
10.39 — 10.39	39,000	8.01	10.39	8,000	10.39
$13.93 — 14.31	309,000	8.01	14.12	60,000	13.93

	1,028,000	4.37	$7.04	748,000	$4.54

Fair Value Valuation Estimates

The fair value of options granted during 2010, 2009 and 2008 is estimated on the date of grant using the Black-Scholes-Merton option pricing model based on the following assumptions:

	2010	2009	2008

Risk-free interest rate	2.50%	2.49%	4.19%
Weighted average expected life in years — Incentive Options	4.5 years	4.5 years	4.5 years
Non-Qualified options	4.5 years	4.5 years	4.5 years
Expected volatility	42.1%	41.0%	35.0%
Dividend yield	3.45%	3.64%	1.98%
Forfeiture rate	3.88%	5.80%	3.10%

Other Information

Other information pertaining to activity of our Stock Option Plans during the years ended December 31, 2010, 2009 and 2008 was as follows:

	2010	2009	2008

Aggregate intrinsic value of stock option exercised	$5,613,000	$2,434,000	$11,599,000
Aggregate intrinsic value of outstanding stock options	$21,393,000	$20,759,000	$12,833,000
Total grant-date fair value of stock options granted	$2,176,000	$1,545,000	$2,237,000
Total fair value of options vested during period	$579,000	$372,000	$—

As of December 31, 2010, the unrecognized compensation related to stock options was approximately $3,356,000. This cost is expected to be expensed over a four year period.

Employee Stock Purchase Plan

Since January 1, 2000, we have had a non-compensatory ESPP for all eligible employees. All full-time and certain part-time employees who have completed two years of continuous service with us are eligible to participate. The ESPP was implemented through five annual offerings. On January 1, 2000, the first annual offering commenced. On February 12, 2004 (effective January 1, 2004), our Board of Directors extended the ESPP for an additional eight annual offerings. Annual offerings commence and terminate on the respective year’s first and last calendar day. Under the ESPP, we are authorized to issue up to 4,050,000 shares of our common stock to our employees. Pursuant to such authorization, we have 2,691,000 shares available for future grant at December 31, 2010. Furthermore, under the terms of the ESPP, eligible employees can choose each year to have up to $25,000 of their annual earnings withheld to purchase our Common Stock. The purchase price of the stock is 85% of the lower of its beginning or end of the plan year market price.

The following table summarizes information about our ESPP annual offerings for the years ended December 31, 2010, 2009 and 2008:

	ESPP Annual Offering
	2010	2009	2008

Common shares purchased	75,000	74,000	74,000
Per common share purchase Price	$12.07	$9.01	$9.03
Amount expensed under ESPP	$317,000	$393,000	$115,000
Common shares date of issue	Jan. 6, 2011	Jan. 4, 2010	Jan. 14, 2009

Deferred Compensation Plan

Since January 1, 2000, we have had a SERP for certain key executives and employees. The SERP is not qualified under Section 401 of the Internal Revenue Code. Effective in Plan year 2010, the Plan was amended to allow participants to defer up to 25% of their earned income on a pre-tax basis. Prior to the amendment, participants were eligible to defer up to 15% of their earned income on a pre-tax basis. As of the last day of each plan year, each participant will receive a 25% match of up to 15% of their deferral in the form of our Common Stock based on the then current market value. The 2010 amendment increased the deferral amount to 25% of their earned income on a pre-tax basis, but the 25% match is still limited to a maximum of 15% of eligible participants’ deferral. SERP participants fully vest in our matching contribution three years from the first day of the initial year of participation. The income deferred and our matching contributions are unsecured and subject to the claims of our general creditors. Under the SERP, we are authorized to issue up to 675,000 shares of our common stock to our employees.

Pursuant to such authorization, we have 511,000 shares available for future grant at December 31, 2010 (after deducting the 2010 funding of 25,000 shares delivered in 2011). In the aggregate, since initiation of the SERP, the Company’s 25% match has resulted in 502,000 shares (including the 2010 funding of shares delivered in 2011) being issued to the trustee. At the time of issuance, such shares were accounted for at cost, as treasury stock. At December 31, 2010, approximately 477,000 of such shares are vested and remain in the respective active participants’ accounts. The following table summarizes information about our SERP for the plan years ended December 31, 2010, 2009 and 2008:

	SERP Plan Year
	2010		2009		2008

Amount of company match expensed under SERP	$400,000		$315,000		$353,000
Treasury shares issued to fund SERP expense	25,000		15,000		22,000
SERP trust account balance at December 31	$16,534,000	(1)	$14,591,000	(1)	$10,828,000	(1)
Unrealized gain (loss) recorded in SERP liability account	$1,325,000		$1,797,000		$(2,389,000)

(1)	SERP trust account investments are recorded at their fair value which is based on quoted market prices. Differences between such amounts in the table above and the deferred compensation funding asset reported on our Consolidated Balance Sheets represent the value of our Common Stock held in the Plan’s participants’ trust account and reported by us as treasury stock in our Consolidated Balance Sheets.

Note 8 — Other Employee Benefit Plans

Retirement Savings Plan

Since October 1, 1999, we have had a retirement savings plan for employees (the “RSP”) under Section 401(k) of the Internal Revenue Code. The RSP allows eligible employees to contribute up to fifteen percent (15%) of their eligible compensation on a pre-tax basis. There is no match by the Company.

Note 9 — Dividends

We have paid regular quarterly cash dividends since the second quarter of 2003. During 2010, we paid regular quarterly cash dividends totaling $39,285,000 as detailed below (adjusted where applicable, to reflect the 3 for 2 stock split in the form of a 50% common stock dividend on November 12, 2010):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Cash dividend per common share	$.1400	$.1467	$.1533	$.1550
Total cash dividends paid	$9,224,000	$9,677,000	$10,124,000	$10,260,000
Record date	February 12	April 23	July 23	October 22
Payment date	March 5	May 14	August 6	November 5

Additionally, on January 25, 2011, our Board of Directors declared a regular quarterly cash dividend of $.15625 per common share, which will be paid on March 4, 2011 to shareholders of record as of the close of business on February 11, 2011.

Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

On October 12, 2010 our Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend which was paid on November 12, 2010 to holders of record at the close of business November 8, 2010. The effect of this action was to increase common shares outstanding by approximately 22,000,000 in 2010. All share and per common share information for all periods presented have been adjusted to reflect the three-for-two stock split.

Note 10 — Income Taxes

The following table summarizes the provision for income taxes.

	Year Ended December 31,
	2010	2009	2008

Current:
Federal	$15,398,000	$17,086,000	$12,454,000
State	3,889,000	4,439,000	3,225,000

Deferred:	19,287,000	21,525,000	15,679,000
Federal	323,000	(1,988,000)	815,000
State	68,000	(544,000)	167,000

	391,000	(2,532,000)	982,000

Tax Provision	$19,678,000	$18,993,000	$16,661,000

Deferred income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax basis of assets and liabilities.

Significant components of our federal and state deferred tax assets and liabilities are as follows:

	Years Ended December 31
	2010	2009

Net current deferred assets (liabilities):
Allowance for doubtful accounts	$1,625,000	$1,865,000
Accrued insurance claims — current	2,028,000	1,947,000
Expensing of housekeeping supplies	(3,556,000)	(3,279,000)
Other	(701,000)	(418,000)

	$(604,000)	$115,000

Net noncurrent deferred assets:
Deferred compensation	$5,199,000	$5,217,000
Non-deductible reserves	25,000	31,000
Depreciation of property and equipment	(1,394,000)	(881,000)
Accrued insurance claims — noncurrent	4,731,000	4,543,000
Amortization of intangibles	(626,000)	(1,268,000)
Other	174,000	265,000

	$8,109,000	$7,907,000

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

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2010	2009	2008

Tax expense computed at statutory rate	$18,942,000	$17,266,000	$15,146,000
Increases(decreases) resulting from:
State income taxes, net of federal tax benefit	2,572,000	2,551,000	2,201,000
Federal jobs credits	(1,615,000)	(881,000)	(767,000)
Tax exempt interest	(370,000)	(504,000)	(339,000)
Other, net	149,000	561,000	420,000

	$19,678,000	$18,993,000	$16,661,000

Management performs an evaluation each period of its tax positions taken and expected to be taken in tax returns. The evaluation is performed on positions relating to tax years that remain subject to examination by major tax jurisdictions, the earliest of which is tax year ended December 31, 2007. Based on our evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Therefore, the table reporting on the change in the liability for unrecognized tax benefits during the year ended December 31, 2010 is omitted as there is no activity to report in such account for the year ended December 31, 2010, and there was no balance of unrecognized tax benefits at the beginning of the year.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Income taxes paid for the last three fiscal years are as follows:

	Year Ended December 31,
	2010	2009	2008

Income taxes paid	$21,251,000	$17,789,000	$15,776,000

Note 11 — Related Party Transactions

One of our former directors, as well as the brother of an officer and a director (collectively “Related Parties”), have separate ownership interests in several different client facilities which have entered into service agreements with us. The following table includes the annual revenues from the service agreements with the client facilities in which the Related Parties have ownership interests.

	Year Ended December 31,
	2010	2009	2008

Revenue — related party	$4,145,000	$5,268,000	$4,529,000

At December 31, 2010 and 2009, accounts and notes receivable and related reserves from such facilities were as follows:

	December 31
	2010	2009

Accounts and notes receivable — related party	$1,071,000	$2,975,000
Allowance for doubtful accounts — related party	—	1,666,000

Accounts and notes receivable, net — related party	$1,071,000	$1,309,000

At December 31, 2009, the entity in which an officer’s brother has an ownership interest included a reserve as this entity had declared bankruptcy in 2008. The reserve was recorded in a consistent manner with our reserve policy, which requires a reserve amount for such entities. The accounts and notes receivable and related reserves related to these amounts were written off in 2010.

Another of our directors is a member of a law firm which was retained by us. During the years ended December 31, 2010, 2009 and 2008, fees received from us by such firm did not exceed $100,000 in any period. Additionally, such fees did not exceed, in any period, 5% of such firm’s revenues.

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

	Housekeeping		Corporate and
	Services	Dietary Services	Eliminations		Total

Year Ended December 31, 2010
Revenues	$595,924,000	$178,061,000	$(29,000	)(1)	$773,956,000
Income before income taxes	56,087,000	7,584,000	(9,552,000	)(1)	54,119,000
Depreciation and amortization	2,874,000	595,000	295,000		3,764,000
Total assets	124,494,000	39,683,000	113,757,000	(2)	277,934,000
Capital expenditures	$3,693,000	$144,000	$337,000		$4,174,000
Year Ended December 31, 2009
Revenues	$532,723,000	$159,845,000	$127,000	(1)	$692,695,000
Income before income taxes	52,375,000	7,782,000	(10,822,000	)(1)	49,335,000
Depreciation and amortization	2,455,000	465,000	309,000		3,229,000
Total assets	116,240,000	38,379,000	111,273,000	(2)	265,892,000
Capital expenditures	$1,602,000	$150,000	$402,000		$2,154,000
Year Ended December 31, 2008
Revenues	$488,954,000	$115,409,000	$(1,645,000	)(1)	$602,718,000
Income before income taxes	46,600,000	3,271,000	(6,596,000	)(1)	43,275,000
Depreciation and amortization	2,246,000	238,000	368,000		2,852,000
Total assets	102,511,000	25,583,000	120,467,000	(2)	248,561,000
Capital expenditures	$1,266,000	$106,000	$205,000		$1,577,000

(1)	represents primarily corporate office cost and related overhead, recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles, as well as consolidated subsidiaries’ operating expenses that are not allocated to the reportable segments, net of investment and interest income.

(2)	represents primarily cash and cash equivalents, marketable securities, deferred income taxes and other current and noncurrent assets.

Total Revenues from Clients

The following revenues earned from clients differ from segment revenues reported above due to the inclusion of adjustments used for segment reporting purposes by management. We earned total revenues from clients in the following service categories:

	Year Ended December 31,
	2010	2009	2008

Housekeeping services	$399,031,000	$361,644,000	$334,034,000
Laundry and linen services	194,258,000	168,877,000	151,291,000
Dietary services	178,271,000	159,767,000	115,165,000
Maintenance services and other	2,396,000	2,407,000	2,228,000

	$773,956,000	$692,695,000	$602,718,000

Major Client

We have one client, a nursing home chain, which in 2010, 2009 and 2008 accounted for 11%, 12% and 15%, respectively, of total revenues. In the year ended December 31, 2010, we derived 11% and 9%, respectively, of the Housekeeping and Dietary segments’ revenues from such client. Additionally, at both December 31, 2010 and 2009, amounts due from such client represented less than 1% of our accounts receivable balance. Although we expect to continue the relationship with this client, there can be no assurance thereof. The loss of such client, or a significant reduction in revenues from such client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

	Year Ended December 31,
	2010	2009	2008

Total revenues	11%	12%	15%
Housekeeping	11%	13%	14%
Dietary services	9%	11%	17%

Note 13 — Earnings Per Common Share

Basic net earnings per share are computed using the weighted- average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted net earnings per share. The computations of basic net earnings per share and diluted net earnings per share for 2010, 2009 and 2008 are as follows:

	Year Ended December 31, 2010
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Net income	$34,441,000

Basic earnings per common share	$34,441,000	65,917,000	$.52
Effect of dilutive securities: Options		1,091,000	(.01)

Diluted earnings per common share	$34,441,000	67,008,000	$.51

	Year Ended December 31, 2009
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Net income	$30,342,000

Basic earnings per common share	$30,342,000	65,376,000	$.46
Effect of dilutive securities: Options		1,053,000	—

Diluted earnings per common share	$30,342,000	66,429,000	$.46

	Year Ended December 31, 2008
	Income	Shares	Per-share
	(Numerator)	(Denominator)	Amount

Net income	$26,614,000

Basic earnings per common share	$26,614,000	64,697,000	$.41
Effect of dilutive securities: Options		1,341,000	(.01)

Diluted earnings per common share	$26,614,000	66,038,000	$.40

No outstanding options were excluded from the computation of diluted earnings per common share for the year ended December 31, 2010 as none have an exercise price in excess of the average market value of our common stock during such periods. For the year ended December 31, 2009 and 2008, options to purchase 528,000 and 557,000 shares, respectively, were excluded from the computation of diluted earnings per common share as the exercise price of such options were in excess of the average market value of our common stock at the respective year end.

Note 14 — Other Contingencies

We have a $36,000,000 (increased to $42,000,000 on January 1, 2011) bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At December 31, 2010, there were no borrowings under the line of credit. However, at such date, we had outstanding a $35,420,000 (increased to $40,420,000 on January 1, 2011) irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $35,420,000 at December 31, 2010. The line of credit requires us to satisfy two financial covenants. We are in compliance with the financial covenants at December 31, 2010 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2012. We believe the line of credit will be renewed at that time.

We provide our services in 47 states and are subject to numerous local taxing jurisdictions within those states. Consequently, in the ordinary course of business, a jurisdiction may contest our reporting positions with respect to the application of its tax code to our services. A jurisdiction’s conflicting position on the taxability of our services could result in additional tax liabilities.

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

As a result of the current economic crisis, many states have significant budget deficits. State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their Medicaid programs. In addition, in March 2010, comprehensive health care reform legislation under the Act were signed into law. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying those increases. A few states have indicated they may run out of cash to pay Medicaid providers, including nursing homes. Any of these changes would adversely affect the liquidity of our clients, resulting in their inability to make payments to us as agreed upon.

In 2009 and 2010, Federal economic stimulus legislation was enacted to counter the impact of the economic crisis on state budgets. The legislation includes the temporary provision of additional federal matching funds to help states maintain their Medicaid programs. It is uncertain whether additional federal funding will be provided in the future or if it will be provided in the form of matching funds. In addition, certain states have proposed legislation to provide additional funding for nursing home providers. Even if federal or state legislation is enacted that provides additional funding to Medicaid providers, given the volatility of the economic environment, it is difficult to predict the impact of this legislation on our clients’ liquidity and their ability to make payments to us as agreed.

Note 15 — Accrued Insurance Claims

We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance. Under these plans, predetermined loss limits are arranged with our insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.

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

For workers’ compensation, we record a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of our historical data and open claims. The accrued insurance claims were reduced by approximately $1,147,000, $1,001,000 and $867,000 at December 31, 2010, 2009 and 2008, respectively, in order to record the estimated present value at the end of each year using an 8% discount factor over the estimated remaining pay-out period (48 months).

For general liability, we record a reserve for the estimated amounts to be paid for known claims. The estimated ultimate reserve amount recorded is derived from the estimated claim reserves provided by our insurance carrier reduced by an historical experience factor.

Note 16 — Subsequent Events

We evaluated all subsequent events through the date these financial statements are being filed with the SEC. There were no events or transactions occurring during this subsequent reporting period which require recognition or additional disclosure in these financial statements.

Note 17 — Selected Quarterly Financial Data (Unaudited)

	Three Months Ended

	March 31	June 30	September 30	December 31

2010
Revenues	$183,801,000	$192,954,000	$195,114,000	$202,087,000
Operating costs and expenses	$172,474,000	$178,390,000	$182,872,000	$188,723,000
Income before income taxes	$12,077,000	$14,181,000	$13,424,000	$14,437,000
Net income	$7,428,000	$8,721,000	$9,169,000	$9,123,000
Basic earnings per common share(1)	$0.11	$0.13	$0.14	$0.14
Diluted earnings per common share(1)	$0.11	$0.13	$0.14	$0.14
Cash dividends per common share(1)	$0.14	$0.15	$0.15	$0.16
2009
Revenues	$160,409,000	$170,896,000	$178,829,000	$182,561,000
Operating costs and expenses	$148,768,000	$159,346,000	$167,164,000	$172,706,000
Income before income taxes	$12,578,000	$12,707,000	$13,374,000	$10,676,000
Net income	$7,736,000	$7,815,000	$8,225,000	$6,566,000
Basic earnings per common share(1)	$0.12	$0.12	$0.13	$0.10
Diluted earnings per common share(1)	$0.12	$0.12	$0.12	$0.10
Cash dividends per common share(1)	$0.11	$0.12	$0.13	$0.13

(1)	Year-to-date earnings and cash dividends per common share amounts may differ from the sum of quarterly amounts due to rounding.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Grant Thornton, LLP, our independent registered public accounting firm, also audited our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s audit report are included in this Annual Report on Form 10-K on pages 38 and 39 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Effective January 1, 2011, Mr. Thomas Cook retired as President of the Company. As previously reported, Mr. Cook’s duties as Chief Operating Officer were assumed by certain Senior and Divisional Vice Presidents in June 2008.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information regarding directors and executive officers is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to its shareholders in connection with its 2011 Annual Meeting of Shareholders and to be filed within 120 days of the close of the year ended December 31, 2010.

Item 11.  Executive Compensation.

The information regarding executive compensation is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to shareholders in connection with its 2011 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to shareholders in connection with its 2011 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ending December 31, 2010.

Item 13.  Certain Relationships and Related Transactions.

The information regarding certain relationships and related transactions is incorporated herein by reference to the Company’s definitive proxy statement mailed to shareholders in connection with its 2011 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2010.

Item 14.  Principal Accounting Fees and Services

The information regarding principal accounting fees and services is incorporated herein by reference to the Company’s definitive proxy statement mailed to shareholders in connection with its 2011 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2010.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Index of Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as port of this report on Form 10-K (see Part II, Item 8- Financial Statements and Supplementary Data).

(b)	Index of Exhibits

The following Exhibits are filed as part of this Report (references are to Reg. S-K Exhibit Numbers):

Exhibit
Number		Description

3.1		Articles of Incorporation of the Registrant, as amended, are incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-2 (File No. 33-35798).
3.2		Amendment to Articles of Incorporation of the Registrant as of May 30, 2000, is incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the period ended December 31, 2001
3.3		Amendment to Articles of Incorporation of the Registrant as of May 22, 2007, is incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 24, 2007.
3.4		Amended and Restated By-laws of the Registrant as of July 18, 1990 are incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-2 (File No. 33-35798).
3.5		Amended to Amended and Restated By-laws of the Registrant as of July 14, 2009 is incorporated by reference to Exhibit 99.2 to the Company’s Form 10-Q for the quarter ended June 30, 2009.
4.1		Specimen Certificate of the Common Stock, $.01 par value, of the Registrant is incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-18 (Commission File No. 2-87625-W).
4	.2**	Employee Stock Purchase Plan of the Registrant is incorporated by reference to Exhibit 4(a) of Registrant’s Registration Statement on Form S-8 (Commission File No. 333-92835).
4	.3**	Amendment to Employee Stock Purchase Plan is incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K for the period ended December 31, 2003.
4	.4**	Deferred Compensation Plan is incorporated by reference to Exhibit 4(b) of Registrant’s Registration Statement on Form S-8 (Commission File No. 333-92835).
10	.1**	1995 Incentive and Non-Qualified Stock Option Plan, as amended is incorporated by reference to Exhibit 4(d) of the Form S-8 filed by the Registrant, Commission File No. 33-58765.
10	.2**	Amendment to the 1995 Employee Stock Option Plan is incorporated by reference to Exhibit 4(a) of Registrant’s Registration Statement on Form S-8 (Commission File No. 333-46656).
10	.3**	1996 Non-Employee Directors’ Stock Option Plan, Amended and Restated as of October 28, 1997 is incorporated by reference to Exhibit 10.6 of Form 10-Q Report for the quarter ended September 30, 1997 filed by Registrant on November 14, 1997).
10	.4**	Form of Non-Qualified Stock Option Agreement granted to certain Directors is incorporated by reference to Exhibit 10.9 of Registrant’s Registration Statement on Form S-1 (Commission File No. 2-98089).
10	.5**	Amended and restated 2002 Stock Option Plan is incorporated by reference to Exhibit 4(1) to the Company’s Registration Statement on Form S-8 (Commission File No. 333-127747).
10.7		Healthcare Services Group, Inc. Dividend Reinvestment Plan is incorporated by reference to the Company’s Registration Statement on Form S-3 (Commission File No. 333-108182).
14	.	Code of Ethics and Business Conduct. Such document is available at our website www.hcsgcorp.com
21	.	List of subsidiaries is filed herewith in Part I, Item I.
23	.	Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit
Number	Description

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

**	indicates that exhibit is a management contract or a management compensatory plan or arrangement.

(c)	Financial Statement Schedules

Except for Schedule II provided below, all other schedules for the registrant have been omitted since the required information is not applicable or because the information is included in the financial statements or notes thereto.

Healthcare Services Group, Inc. and
Subsidiaries Schedule II — Valuation
and Qualifying Accounts
Years Ended December 31, 2010, 2009,
and 2008

		Additions

	Balance —	Charged to	Charged to
	Beginning of	Costs and	Other		Balance —
Description	Period	Expenses	Accounts	Deductions (A)	End of Period

2010
Allowance for Doubtful Accounts	$4,640,000	$2,200,000	$—	$2,771,000	$4,069,000

2009
Allowance for Doubtful Accounts	$3,214,000	$2,404,000	$—	$978,000	$4,640,000

2008
Allowance for Doubtful Accounts	$4,284,000	$4,234,000	$—	$5,304,000	$3,214,000

(A)	Represents write-offs

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 18, 2011

HEALTHCARE SERVICES GROUP, INC.

(Registrant)

Daniel P. McCartney
Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Daniel P. McCartney Daniel P. McCartney	Chief Executive Officer and Chairman (Principal Executive Office)	February 18, 2011

/s/ Richard W. Hudson Richard W. Hudson	Chief Financial Officer and Secretary (Principal Financial Officer)	February 18, 2011

/s/ Joseph F. McCartney Joseph F. McCartney	Director and Vice President	February 18, 2011

/s/ Robert L. Frome Robert L. Frome	Director	February 18, 2011

/s/ Thomas A. Cook Thomas A. Cook	Director	February 18, 2011

/s/ John M. Briggs John M. Briggs	Director	February 18, 2011

/s/ Robert J. Moss Robert J. Moss	Director	February 18, 2011

/s/ Dino D. Ottaviano Dino D. Ottaviano	Director	February 18, 2011