Form 10-Q
period 2011-03-31
HEALTHCARE SERVICES GROUP INC
filed 2011-04-25
CIK 731012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Registrant’s telephone number, including area code: 215-639-4274
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value: 66,375,000 shares outstanding as of April 22, 2011.

Consolidated Balance Sheets

	(Unaudited)
	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$36,692,000	$39,692,000
Marketable securities, at fair value	41,199,000	43,437,000
Accounts and notes receivable, less allowance for doubtful accounts of $4,008,000 in 2011 and $4,069,000 in 2010	111,364,000	108,426,000
Inventories and supplies	20,844,000	20,614,000
Prepaid income taxes	—	3,978,000
Prepaid expenses and other	6,525,000	5,628,000

Total current assets	216,624,000	221,775,000
Property and equipment:
Laundry and linen equipment installations	1,935,000	1,886,000
Housekeeping equipment and office furniture	21,227,000	20,111,000
Autos and trucks	299,000	284,000

	23,461,000	22,281,000
Less accumulated depreciation	15,869,000	15,625,000

	7,592,000	6,656,000
GOODWILL	16,955,000	16,955,000
OTHER INTANGIBLE ASSETS, less accumulated amortization of $6,406,000 in 2011 and $5,938,000 in 2010	6,794,000	7,262,000
NOTES RECEIVABLE — long term portion, net of discount	4,931,000	5,055,000
DEFERRED COMPENSATION FUNDING, at fair value	12,948,000	12,080,000
DEFERRED INCOME TAXES — long term portion	8,425,000	8,109,000
OTHER NONCURRENT ASSETS	42,000	42,000

TOTAL ASSETS	$274,311,000	$277,934,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,029,000	$11,434,000
Accrued payroll, accrued and withheld payroll taxes	14,122,000	21,429,000
Other accrued expenses	1,487,000	1,988,000
Income taxes payable	680,000	—
Deferred income taxes	501,000	604,000
Accrued insurance claims	5,634,000	5,076,000

Total current liabilities	34,453,000	40,531,000
ACCRUED INSURANCE CLAIMS — long term portion	13,147,000	11,845,000
DEFERRED COMPENSATION LIABILITY	13,094,000	12,479,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 69,369,000 shares issued in 2011 and 69,315,000 shares in 2010	694,000	693,000
Additional paid-in capital	102,416,000	100,138,000
Retained earnings	128,358,000	130,993,000
Accumulated other comprehensive income (loss), net of taxes	12,000	(78,000)
Common stock in treasury, at cost, 3,003,000 shares in 2011 and 3,139,000 shares in 2010	(17,863,000)	(18,667,000)

Total stockholders’ equity	213,617,000	213,079,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$274,311,000	$277,934,000

See accompanying notes

Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010

Revenues	$208,390,000	$183,801,000
Operating costs and expenses:
Costs of services provided	179,985,000	158,573,000
Selling, general and administrative	16,780,000	13,901,000
Other income:
Investment and interest	714,000	750,000

Income before income taxes	12,339,000	12,077,000

Income taxes	4,572,000	4,649,000

Net income	$7,767,000	$7,428,000

Basic earnings per common share	$0.12	$0.11

Diluted earnings per common share	$0.12	$0.11

Cash dividends per common share	$0.16	$0.14

Weighted average number of common shares outstanding

Basic	66,401,000	65,849,000

Diluted	67,454,000	66,989,000

See accompanying notes

Consolidated Statements of Cash Flows

	(Unaudited)
	For the Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$7,767,000	$7,428,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,004,000	923,000
Bad debt provision	1,160,000	600,000
Deferred income tax benefits	(419,000)	(850,000)
Share-based compensation expense	560,000	264,000
Amortization of premium on marketable securities	232,000	230,000
Unrealized gain on marketable securities	145,000	597,000
Unrealized (gain) on deferred compensation fund investments	(429,000)	(394,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	(4,099,000)	(1,310,000)
Prepaid income taxes	4,659,000	—
Inventories and supplies	(230,000)	(481,000)
Notes receivable — long term portion	124,000	(457,000)
Deferred compensation funding	(439,000)	(375,000)
Accounts payable and other accrued expenses	319,000	(1,169,000)
Accrued payroll, accrued and withheld payroll taxes	(6,391,000)	(10,619,000)
Accrued insurance claims	1,860,000	1,057,000
Deferred compensation liability	1,016,000	898,000
Income taxes payable	—	689,000
Prepaid expenses and other assets	(897,000)	708,000

Net cash provided by (used in) operating activities	5,942,000	(2,261,000)

Cash flows from investing activities:
Disposals of fixed assets	15,000	6,000
Additions to property and equipment	(1,488,000)	(614,000)
Purchases of marketable securities, net	(4,708,000)	(14,623,000)
Sales of marketable securities, net	6,658,000	22,481,000

Net cash provided by investing activities	477,000	7,250,000

Cash flows from financing activities:
Dividends paid	(10,402,000)	(9,225,000)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	35,000	27,000
Tax benefits transactions in equity compensation plans	27,000	708,000
Proceeds from the exercise of stock options	921,000	848,000

Net cash used in financing activities	(9,419,000)	(7,642,000)

Net decrease in cash and cash equivalents	(3,000,000)	(2,653,000)

Cash and cash equivalents at beginning of the period	39,692,000	31,301,000

Cash and cash equivalents at end of the period	$36,692,000	$28,648,000

Supplementary Cash Flow Information:
Income taxes cash payments, net of refunds	$311,000	$4,103,000

Issuance of 76,000 and 73,000 shares in 2011 and 2010, respectively, of Common Stock pursuant to Employee Stock Plans	$1,233,000	$1,047,000

See accompanying notes

Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31, 2011
			Additional	Accumulated Other	Total
	Common Stock		Paid-in	Comprehensive	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Stock	Equity
Balance, December 31, 2010	69,315,000	$693,000	$100,138,000	$(78,000)	$130,993,000	$(18,667,000)	$213,079,000
Comprehensive income:
Net income for the period					7,767,000		7,767,000

Unrealized gain on available for sale marketable securities, net of taxes				90,000			90,000

Comprehensive income							7,857,000

Exercise of stock options and other share-based compensation, net of 7,000 shares tendered for payment	54,000	1,000	598,000			322,000	921,000

Tax benefit arising from stock option transactions			27,000				27,000

Share-based compensation expense — stock options			467,000				467,000

Treasury shares issued for Deferred Compensation Plan funding and redemptions (3,000 shares)			381,000			19,000	400,000

Shares issued pursuant to Employee Stock Plans (76,000 shares)			782,000			451,000	1,233,000

Cash dividends — $.16 per common share					(10,402,000)		(10,402,000)

Shares issued pursuant to Dividend Reinvestment Plan (2,000 shares)			23,000			12,000	35,000

Balance, March 31, 2011	69,369,000	$694,000	$102,416,000	$12,000	$128,358,000	$(17,863,000)	$213,617,000

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Basis of Reporting
The accompanying financial statements are unaudited and do not include certain information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. However, in our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 2010 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 2010. The financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year.
As of March 31, 2011, we operate one wholly-owned subsidiary, Huntingdon Holdings, Inc. (“Huntingdon”). Huntingdon invests our cash and cash equivalents, and manages our portfolio of marketable securities.
In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used for, but not limited to, our allowance for doubtful accounts, accrued insurance claims, asset valuations and review for potential impairment, share-based compensation, and deferred income taxes. The estimates are based upon various factors including current and historical trends, as well as other pertinent industry and regulatory authority information. We regularly evaluate this information to determine if it is necessary to update the basis for our estimates and to compensate for known changes.
Inventories and supplies include housekeeping and, linen and laundry supplies, as well as dietary provisions and supplies. Inventories and supplies are stated at cost to approximate a first-in, first-out (FIFO) basis. Linen supplies are amortized over a 24 month period.
Revenues are recorded net of sales taxes.
Note 2 — Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired of businesses and is not amortized. Goodwill is evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the asset to its carrying value. The goodwill associated with the 2009 acquisition of Contract Environmental Services, Inc. (“CES”) is deductible for tax purposes over a fifteen year period.
Goodwill by reportable operating segment, as described in Note 5 herein, was approximately $14,894,000 and $2,061,000 for Housekeeping and Dietary as of March 31, 2011 and December 31, 2010, respectively.
The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 7 and 8 years). The following table sets forth the amounts of our identifiable intangible assets subject to amortization, which were acquired in acquisitions.

	March 31,	December 31,
	2011	2010
Customer relationships	$12,400,000	$12,400,000
Non-compete agreements	800,000	800,000

Total other intangibles, gross	$13,200,000	$13,200,000
Less accumulated amortization	(6,406,000)	(5,938,000)

Other intangibles, net	$6,794,000	$7,262,000

The customer relationships have a weighted-average amortization period of seven years and the non-compete agreements have a weighted-average amortization period of eight years. The following table sets forth the estimated amortization expense for intangibles subject to amortization for the balance of 2011 and the subsequent five fiscal years:

	Customer	Non-Compete
Period/Year	Relationships	Agreements	Total
April 1 to December 31, 2011	$1,329,000	$75,000	$1,404,000
2012	1,771,000	100,000	1,871,000
2013	1,452,000	100,000	1,552,000
2014	814,000	67,000	881,000
2015	814,000	—	814,000
2016	271,000	—	271,000
Amortization expense for the three month periods ended March 31, 2011 and 2010 were $468,000 and $497,000, respectively.
Note 3 — Fair Value Measurements and Marketable Securities
We, in accordance with U.S. GAAP, define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Effective January 1, 2008, we elected the fair value option for certain of our marketable securities purchased since such adoption. Management initially elected the fair value option for certain of our marketable securities because it views such investment securities as highly liquid and available to be drawn upon for working capital purposes making them similar to its cash and cash equivalents. Accordingly, we record net unrealized gain or loss in the other income — investment and interest caption in our consolidated income statements for such investments. We have not elected the fair value option for marketable securities acquired after December 31, 2009. Although these assets continue to be highly liquid and available, we do not believe these assets are representative of our operating activities. These assets are representative of our investing activities, and they will be available for future needs of the Company to support its current and projected growth.

Certain of our assets and liabilities are reported at fair value in the accompanying balance sheets. Such assets and liabilities include cash and cash equivalents, marketable securities, accounts and notes receivable, accounts payable, income taxes payable and other accrued expenses. The following tables provide fair value measurement information for our marketable securities and deferred compensation fund investment assets as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011
			Fair Value Measurement Using:
			Quoted Prices		Significant
			in Active	Significant Other	Unobservable
	Carrying	Total Fair	Markets	Observable Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Marketable securities
Municipal bonds	$41,199,000	$41,199,000	$—	$41,199,000	$—
Equity securities — Deferred comp fund
Money Market	$2,943,000	$2,943,000	$—	$2,943,000	$—
Large Cap Value	2,624,000	2,624,000	2,624,000	—	—
Large Cap Growth	2,256,000	2,256,000	2,256,000	—	—
Small Cap Value	1,258,000	1,258,000	1,258,000	—	—
Fixed Income	968,000	968,000	968,000	—	—
Specialty	791,000	791,000	791,000	—	—
Balanced and Lifestyle	622,000	622,000	622,000	—	—
International	609,000	609,000	609,000	—	—
Large Cap Blend	468,000	468,000	468,000	—	—
Mid Cap Growth	409,000	409,000	409,000	—	—

Equity securities — Deferred comp fund	$12,948,000	$12,948,000	$10,005,000	$2,943,000	$—

	As of December 31, 2010
			Fair Value Measurement Using:
			Quoted Prices		Significant
			in Active	Significant Other	Unobservable
	Carrying	Total Fair	Markets	Observable Inputs	Inputs
	Amount	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Marketable securities
Municipal bonds	$43,437,000	$43,437,000	$—	$43,437,000	$—
Equity securities — Deferred comp fund
Money Market	$2,737,000	$2,737,000	$—	$2,737,000	$—
Large Cap Value	2,433,000	2,433,000	2,433,000	—	—
Large Cap Growth	2,106,000	2,106,000	2,106,000	—	—
Small Cap Value	1,152,000	1,152,000	1,152,000	—	—
Fixed Income	987,000	987,000	987,000	—	—
Specialty	712,000	712,000	712,000	—	—
Balanced and Lifestyle	566,000	566,000	566,000	—	—
International	572,000	572,000	572,000	—	—
Large Cap Blend	444,000	444,000	444,000	—	—
Mid Cap Growth	371,000	371,000	371,000	—	—

Equity securities — Deferred comp fund	$12,080,000	$12,080,000	$9,343,000	$2,737,000	$—

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
For the three month periods ended March 31, 2011 and 2010, the other income — investment and interest caption on our consolidated statements of income includes an unrealized loss from marketable securities of $145,000 and $597,000, respectively, for investments recorded under the fair value option. For the three month periods ended March 31, 2011 and 2010, the accumulated other comprehensive income on our consolidated balance sheet and stockholders’ equity includes unrealized gains from marketable securities of $90,000 and unrealized losses of $60,000, respectively, related to marketable securities that are not recognized under the fair value option in accordance with U.S. GAAP.

		Gross	Gross		Other-than-
	Amortized	Unrealized	Unrealized	Estimated Fair	temporary
	Cost	Gains	Losses	Value	Impairments
March 31, 2011
Type of security:
Municipal bonds	$13,353,000	$423,000	$—	$13,776,000	$—
Municipal bonds — available for sale	27,411,000	12,000	—	27,423,000	—

Total debt securities	$40,764,000	$435,000	$—	$41,199,000	$—

December 31, 2010
Type of security:
Municipal bonds	$18,029,000	$568,000	$—	$18,597,000	$—
Municipal bonds — available for sale	24,918,000	—	(78,000)	24,840,000	—

Total debt securities	$42,947,000	$568,000	$(78,000)	$43,437,000	$—

The contractual maturities of available for sale investments held at March 31, 2011 and December 31, 2010 are as follows.

	March 31, 2011	December 31, 2010
Maturing in one year or less	$1,024,000	$313,000
Maturing after one year through three years	17,339,000	22,325,000
Maturing after three years	9,060,000	2,202,000

Total debt securities — available for sale	$27,423,000	$24,840,000

Note 4 — Other Contingencies
We have a $42,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At March 31, 2011, there were no borrowings under the line of credit. However, at such date, we had outstanding a $40,420,000 irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letters of credit issued, the amount available under the line of credit was reduced by $40,420,000 at March 31, 2011. The line of credit requires us to satisfy two financial covenants. We are in compliance with the financial covenants at March 31, 2011 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2012. We believe the line of credit will be renewed at that time.

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
As a result of the current economic crisis, many states have significant budget deficits. State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their Medicaid programs. In addition, comprehensive health care legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “Act”) was signed into law in March 2010. The Act will significantly impact the governmental healthcare programs which our clients participate, and reimbursements received thereunder from governmental or third-party payors. Furthermore, in the coming year, new proposals or additional changes in existing regulations could be made to the Act which could directly impact the governmental reimbursement programs in which our clients participate. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying or foregoing those increases. A few states have indicated it is possible they will run out of cash to pay Medicaid providers, including nursing homes. Any negative changes in our clients’ reimbursements may negatively impact our results of operations. Although we are currently evaluating the Act’s effect on our client base, we may not know the full effect until such a time as these laws are fully implemented and the Centers for Medicare and Medicaid Services and other agencies issue applicable regulations or guidance.
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

	Housekeeping		Corporate and
	Services	Dietary Services	Eliminations		Total
Quarter Ended March 31, 2011
Revenues	$156,462,000	$51,657,000	$271,000	(1)	$208,390,000
Income before income taxes	17,195,000	3,469,000	(8,325,000	)(1)	12,339,000

Quarter Ended March 31, 2010
Revenues	$140,896,000	$42,954,000	$(49,000	)(1)	$183,801,000
Income before income taxes	14,858,000	2,190,000	(4,971,000	)(1)	12,077,000

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

Total Consolidated Revenues from Clients
The following revenues earned from clients represent their reporting in accordance with U.S. GAAP and differ from segment revenues reported above due to the inclusion of adjustments used for segment reporting purposes by management. We earned total revenues from clients in the following service categories:

	Quarter Ended March 31,
	2011	2010
Housekeeping services	$105,645,000	$94,655,000
Laundry and linen services	50,174,000	45,535,000
Dietary services	51,953,000	43,087,000
Maintenance services and other	618,000	524,000

	$208,390,000	$183,801,000

Major Client
We have one client, a nursing home chain (“Major Client”), which accounted for the respective percentages of our revenues as detailed below:

	Quarter Ended March 31,
	2011	2010
Total revenues	10%	11%
Housekeeping services	11%	12%
Dietary services	6%	10%
Additionally, at both March 31, 2011 and December 31, 2010, amounts due from such client represented less than 1% of our accounts receivable balance. The loss of such client, or a significant reduction in revenues from such client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Note 6 — Earnings Per Common Share
A reconciliation of the numerator and denominator of basic and diluted earnings per common share is as follows:

	Quarter ended March 31, 2011
		Shares
	Income (Numerator)	(Denominator)	Per-share Amount
Net income	$7,767,000

Basic earnings per common share	$7,767,000	66,401,000	$.12
Effect of dilutive securities Options		1,053,000	—

Diluted earnings per common share	$7,767,000	67,454,000	$.12

	Quarter ended March 31, 2010
		Shares
	Income (Numerator)	(Denominator)	Per-share Amount
Net income	$7,428,000

Basic earnings per common share	$7,428,000	65,849,000	$.11
Effect of dilutive securities Options		1,140,000	—

Diluted earnings per common share	$7,428,000	66,989,000	$.11

Options to purchase 480,000 shares of common stock having an average exercise price of $16.11 per common share were outstanding during the three month period ended March 31, 2011 but not included in the computation of diluted earnings per common share because the options’ exercise price were greater than the average market price of the common shares, and therefore, would be antidilutive.
No outstanding options were excluded from the computations of diluted earnings per common share for the three month period ended March 31, 2010 as no outstanding options have an exercise price in excess of the average market value of our common stock at March 31, 2010.
Note 7 — Dividends
On March 4, 2011 we paid, to shareholders of record on February 11, 2011, a regular quarterly cash dividend of $.15625 per common share. Such regular quarterly cash dividend payment in the aggregate was $10,402,000. Additionally, on April 12, 2011, our Board of Directors declared a regular cash dividend of $.1575 per common share to be paid on May 13, 2011 to shareholders of record as of April 22, 2011.

Note 8 — Share-Based Compensation
Stock Options
During the three months ended March 31, 2011, the stock option activity under our 2002 Stock Option Plan, 1995 Incentive and Non-Qualified Stock Option Plan for key employees, and 1996 Non-Employee Director’s Stock Option Plan (collectively the “Stock Option Plans”), was as follows:

			Weighted
			Average
			Remaining
	Weighted		Contractual Life	Aggregate
	Average Price	Number of Shares	(In Years)	Intrinsic Value

Outstanding, January 1, 2011	$9.13	3,002,000
Granted	16.11	508,000
Cancelled	11.95	(60,000)
Exercised	9.00	(116,000)

Outstanding, March 31, 2011	$10.16	3,334,000	6.22	$24,710,000

Options exercisable as of March 31, 2011		1,772,000	4.09	$19,144,000

The weighted average fair value of options granted during the 2011 and 2010 first quarters was $3.26 and $3.98, respectively. The following table summarizes information about stock options outstanding at March 31, 2011.

					Options
	Options Outstanding				Exercisable
		Average	Weighted		Weighted
	Number	Remaining	Average Exercise	Number	Average Exercise
Exercise Price Range	Outstanding	Contractual Life	price	Exercisable	Price

$1.83 – 2.50	458,000	1.09	$2.11	458,000	$2.11
3.68 – 3.68	388,000	2.74	3.68	388,000	3.68
6.07 – 6.07	338,000	3.74	6.07	338,000	6.07
10.39 – 10.39	530,000	7.76	10.39	196,000	10.39
$13.93 – 16.11	1,620,000	8.51	14.77	392,000	14.05

	3,334,000	6.22	$10.16	1,772,000	$6.77

Other information pertaining to option activity during the three month periods ended March 31, 2011 and 2010 was as follows:

	March 31, 2011	March 31, 2010
Weighted average grant-date fair value of stock options granted:	$1,477,000	$2,176,000
Total fair value of stock options vested:	$1,015,000	$681,000
Total intrinsic value of stock options exercised:	$918,000	$2,048,000
Total pre-tax stock-based compensation expense charged against income:	$467,000	$190,000
Total unrecognized compensation expense related to non-vested options:	$4,950,000	$4,181,000

Under our Stock Option Plans at March 31, 2011, in addition to the 3,334,000 shares issuable pursuant to outstanding option grants, an additional 5,873,000 shares of our Common Stock are available for future grants. Options outstanding and exercisable were granted at stock option prices which were not less than the fair market value of our Common Stock on the date the options were granted and no option has a term in excess of ten years. Additionally, with the exception of the options granted in years 2008 through 2011, options became vested and exercisable either on the date of grant or commencing six months after the option grant date. The options granted in 2008 through 2011 become vested and exercisable ratably over a five year period on each anniversary date of the option grant.
At March 31, 2011, the total unrecognized compensation expense related to non-vested options, as reported above, was expected to be recognized through the fourth quarter of 2015 for the options granted in 2011 and the fourth quarter of 2014 for the options granted in 2010. The fair value of options granted in 2011 and 2010 was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	2011	2010
Risk-free interest rate	2.6%	2.5%
Expected volatility	27.4%	42.1%
Weighted average expected life in years	7.4	4.5
Dividend yield	3.7%	3.5%
Employee Stock Purchase Plan
Total pre-tax share-based compensation expense charged against income for the three month periods ended March 31, 2011 and 2010 for options granted under our Employee Stock Purchase Plan (“ESPP”) was $93,000 and $74,000, respectively. It is estimated, at this time, that the expense attributable to such share-based payments in each of the subsequent quarters of 2011 will approximate the amount recorded in the 2011 first quarter. However, such future expense related to our ESPP will be impacted by, and be dependent on the change in our stock price over the remaining period up to the December 31, 2011 measurement date.
Such expense was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	2011	2010
Risk-free interest rate	0.04%	0.2%
Expected volatility	25.0%	34.0%
Weighted average expected life in years	1.0	1.0
Dividend yield	3.7%	3.5%
We may issue new common stock or re-issue common stock from treasury to satisfy our obligations under any of our share-based compensation plans.
Note 9 — Related Party Transactions
The brother of a director (“Related Party”) has ownership interests in several different facilities which had entered into service agreements with us. In the three month period ended March 31, 2011, we did not have any active services agreements with these facilities. For the three month period ended March 31, 2010, the service agreements with these facilities in which the Related Party had ownership interests resulted in revenues of approximately $1,096,000. At December 31, 2010, accounts receivable from these Related Party facilities of $750,000 are included in the accompanying consolidated balance sheet; during the three month period ended March 31, 2011, we wrote off such accounts receivable due from the Related Party due to the completion of these facilities’ bankruptcy proceedings and, accordingly, do not have any outstanding receivables from the Related Party as of March 31, 2011.
Another of our directors is a member of a law firm which was retained by us. In each of the three month periods’ ended March 31, 2011 and 2010, fees received from us by such firm did not exceed $100,000. Additionally, such fees did not exceed, in either three month period, 5% of such firm’s revenues.

Note 10 — Income Taxes
For the three month period ended March 31, 2011, our effective tax rate was 37.0%, a decrease from the 38.5% effective tax rate for the comparable 2010 period. Such differences between the effective tax rates and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes and tax credits available to the Company. The decrease in the effective tax rate is primarily due to an increase in expected tax credits realized for 2011 compared to previous fiscal periods. The Company may realize a significant tax credit during 2011 from the New Hire Retention Credit, a one-time general business credit at the Federal level that was authorized by the Hiring Incentives to Restore Employment Act of 2010. The new hire retention credit allows an employer a credit of up to $1,000 for each eligible worker that was retained for at least 52 consecutive weeks of qualified employment. The Company has earned an immaterial amount for the three month period ended March 31, 2011, but due to the eligibility requirements, cannot reasonably estimate the expected amount of the credit to be realized for the remainder of the year. If a significant amount of the credit is earned in 2011, our effective tax rate could be reduced below 37.0%.
We account for income taxes using the asset and liability method, which results in recognizing income tax expense based on the amount of income taxes payable or refundable for the current year. Additionally, we evaluate regularly the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2007 through 2010 (with regard to U.S. federal income tax returns) and December 31, 2006 through 2010 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2011.
We may from time to time be assessed interest or penalties by taxing jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. When we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.
Note 11 — Subsequent Event
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
Cautionary Statement Regarding Forward Looking Statements
This report and documents incorporated by reference into this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “believes”, “anticipates”, “plans”, “expects”, “will”, “goal”, and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; proposed and enacted legislation and/or regulations to reform the U.S. healthcare system in an effort to contain healthcare costs; credit and collection risks associated with this industry; one client accounting for approximately 10% of revenues in the three month period ended March 31, 2011 - (see note 5, “Segment Information — Major Client” in the accompanying Notes to Consolidated Financial Statements); our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services; and the risk factors described in Part I of our Form 10-K for the year ended December 31, 2010 (the “2010 10-K”) under “Government Regulation of Clients”, “Competition”, “Service Agreements/Collections”, and under Item IA of the 2010 10-K, “Risk Factors”. Many of our clients’ revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which Congress has affected through the enactment of a number of major laws during the past decade, most recently the March 2010 enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “Act”). Currently, the U.S. Congress is considering further changes in legislation relating to health care in the United States which, among other initiatives, may impose cost containment measures impacting our clients. These enacted and proposed laws have significantly altered, or threaten to alter, overall government reimbursement funding rates and mechanisms. In addition, further adverse economic conditions could adversely affect such funding. The overall effect of these laws and trends in the long-term care industry has affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed-upon payment terms. These factors, in addition to delays in payments from clients, have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing services could not be passed on to our clients.
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
RESULTS OF OPERATIONS
The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of March 31, 2011 and December 31, 2010 and the periods then ended and the notes accompanying those financial statements.

Overview
We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe that we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to approximately 2,550 facilities in 47 states as of March 31, 2011. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, clients are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.
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
We are organized into two reportable segments; housekeeping, laundry, linen and other services (“Housekeeping”), and dietary department services (“Dietary”). At March 31, 2011, Housekeeping is being provided at essentially all of our approximately 2,550 client facilities, generating approximately 75% or $156,437,000 of the total revenues for the three month period ending March 31, 2011. Dietary is being provided to approximately 410 client facilities at March 31, 2011 and contributed approximately 25% or $51,953,000 to the three month period ended March 31, 2011 total revenues.
Housekeeping consists of managing the client’s housekeeping department which is principally responsible for the cleaning, disinfecting and sanitizing of patient rooms and common areas of a client’s facility, as well as the laundering and processing of the personal clothing belonging to the facility’s patients. Also within the scope of this segment’s service is the responsibility for laundering and processing of the bed linens, uniforms and other assorted linen items utilized by a client facility.
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
Consolidated Operations
The following table sets forth, for the periods indicated, the percentage which certain items bear to consolidated revenues:

	Relation to Consolidated Revenues
	For the Quarter Ended March 31,
	2011	2010
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	86.4%	86.3%
Selling, general and administrative	8.1%	7.6%
Investment and interest	0.3%	0.4%

Income before income taxes	5.8%	6.5%
Income taxes	2.2%	2.5%

Net income	3.6%	4.0%

Subject to the factors noted in the Cautionary Statement Regarding Forward Looking Statements included in this report, we anticipate our financial performance for the remainder of 2011 may be comparable to the percentages presented in the above table as they relate to consolidated revenues.
Housekeeping is our largest and core reportable segment, representing approximately 75% of consolidated revenues for the quarter ended March 31, 2011. Dietary revenues represented approximately 25% of consolidated revenues for such quarter.

Although there can be no assurance thereof, we believe that for the remainder of 2011 each of Housekeeping’s and Dietary’s revenues, as a percentage of consolidated revenues, will remain approximately the same as their respective percentages noted above. Furthermore, we expect the sources of organic growth for the remainder of 2011 for the respective operating segments will be primarily the same as historically experienced. Accordingly, although there can be no assurance thereof, the growth in Dietary is expected to come from our current Housekeeping client base, while growth in Housekeeping will primarily come from obtaining new clients.
2011 First Quarter Compared with 2010 First Quarter
The following table sets forth 2011 first quarter income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage increases of each compared to 2010 first quarter amounts. The difference between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles.

		% inc./	Corporate and	Housekeeping		Dietary
	Consolidated	(dec.)	Eliminations	Amount	% inc.	Amount	% inc.
Revenues	$208,390,000	13.4%	$271,000	$156,462,000	11.0%	$51,657,000	20.3%
Cost of services provided	179,985,000	13.5	(7,470,000)	139,267,000	0.1	48,188,000	0.2
Selling, general and administrative	16,780,000	20.7	16,780,000	—	—	—	—
Investment and interest income	714,000	(4.8)	714,000	—	—	—	—
Income before income taxes	$12,339,000	2.2%	(8,325,000)	$17,195,000	15.7%	$3,469,000	58.4%
Revenues
Consolidated
Consolidated revenues increased 13.4% to $208,390,000 in the 2011 first quarter compared to $183,801,000 in the 2010 first quarter as a result of the factors discussed below under Reportable Segments.
Our Major Client accounted for approximately 10% and 11%, respectively, of consolidated revenues in the three month periods ended March 31, 2011 and 2010, respectively. The loss of such client would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.
Reportable Segments
Housekeeping’s 11.0% net growth in reportable segment revenues resulted primarily from an increase in revenues attributable to service agreements entered into with new clients.
Dietary’s 20.3% net growth in reportable segment revenues is primarily a result of providing this service to existing Housekeeping clients.
We derived 11% and 6%, respectively, of Housekeeping and Dietary’s 2011 first quarter revenues from our Major Client.
Costs of services provided
Consolidated
Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues for the 2011 first quarter remained essentially unchanged at 86.4% from the 86.3% recognized in the corresponding 2010 quarter. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance. In addition, see the discussion below on Reportable Segments which provides additional details to explain the slight increase in consolidated costs of services provided.

Cost of Services Provided-Key Indicators	2011%	2010%	Inc./(Dec.)
Bad debt provision	0.6	0.3	0.3
Workers’ compensation and general liability insurance	3.7	3.7	—

The bad debt provision increased primarily due to the write-off of amounts owed from certain nursing homes that concluded their bankruptcy proceedings during the three months ended March 31, 2011. The workers’ compensation and general liability insurance expense is consistent with prior periods.
Reportable Segments
Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for the 2011 first quarter decreased to 89.0% from 89.5% compared to the corresponding 2010 quarter. Cost of services provided for Dietary, as a percentage of Dietary revenues, for the 2011 first quarter decreased to 93.3% from 94.9% in the corresponding 2010 quarter.
The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues, which we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators	2011%	2010%	Inc./(Dec.)
Housekeeping labor and other labor costs	79.5	80.3	(0.8)
Housekeeping supplies	7.0	6.6	0.4
Dietary labor and other labor costs	52.0	53.1	(1.1)
Dietary supplies	38.8	39.1	(0.3)
The decrease in Housekeeping labor and other labor costs, as a percentage of Housekeeping revenues, resulted primarily from efficiencies recognized in managing labor at the facility level. The increase in Housekeeping supplies, as a percentage of Housekeeping revenues, resulted primarily from an increase in linen supplies due to the growth in laundry and linen revenue compared to overall Housekeeping revenues. Additionally, we have added more clients where we provide a greater amount of supplies under the terms of our service agreements as compared to what we have historically provided to our client base.
The decrease in Dietary labor and other labor costs, as a percentage of Dietary revenues, resulted from efficiencies in managing these costs at the facility level. The decrease in Dietary supplies, as a percentage of Dietary revenues, is a result of improved management of these costs and more favorable vendor pricing programs obtained through further consolidation of dietary supply vendors.
The decreases in Housekeeping and Dietary labor and Dietary supply costs as a percentage of revenue from the first quarter of 2011 versus 2010 were offset by the aggregate increases in other cost components within cost of goods sold that resulted in a essentially unchanged consolidated costs of services as a percentage of revenues for the comparable period.
Consolidated Selling, General and Administrative Expense

		Three Months Ended
		March 31, 2011	March 31, 2010	% Growth
Selling, general and administrative expense w/o deferred compensation change	(a)	$16,351,000	$13,507,000	21.1%
Gain of deferred compensation fund		429,000	394,000	8.9%

Consolidated selling, general and administrative expense	(b)	$16,780,000	$13,901,000	20.7%

(a)	Selling, general and administrative expense excluding the increase in the market value of the Deferred Compensation Fund.

(b)	Consolidated selling, general and administrative expense reported for the period presented.
Although our growth in consolidated revenues was 13.4%, 2011 first quarter selling, general and administrative expenses excluding gain of deferred compensation fund increased 21.1% or $2,844,000 compared to the 2010 first quarter. Consequently, 2011 first quarter selling, general and administrative expenses (excluding impact of deferred compensation fund), as a percentage of consolidated revenues, increased to 7.8% as compared to 7.3% in the 2010 first quarter. This percentage increase resulted primarily from an increase in our payroll and payroll related expenses, travel related costs and professional fees. The percentage increase in payroll and payroll related costs resulting from the development of additional management structure in advance of the current and expected new business. The increase in travel costs is primarily due to development of new business and costs incurred to start new facilities.

Consolidated Investment and Interest Income
Investment and interest income, as a percentage of consolidated revenues, decreased to .3% in the 2011 first quarter compared to .4% in the 2010 first quarter. The net decrease is primarily attributable to the decrease in returns on our cash and cash equivalents and marketable securities in the 2011 first quarter compared to returns on such accounts in the 2010 first quarter.
Income before Income Taxes
Consolidated
As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for the 2011 first quarter decreased to 5.8%, as a percentage of consolidated revenues, compared to 6.5% in the 2010 first quarter.
Reportable Segments
Housekeeping’s 15.7% increase in income before income taxes is primarily attributable to the gross profit earned on the 11.0% increase in reportable segment revenues. The increase in gross profit was also attributable to the decrease in labor and labor related costs which were reduced by an increase in housekeeping supplies as a percentage of Housekeeping revenues.
Dietary’s income before income taxes increased 58.4% on a reportable segment basis is primarily attributable to the gross profit earned on the 20.3% increase in reportable segment revenues. The increase in gross profit was also attributable to the decrease in labor and labor related and dietary supply costs as a percentage of Dietary revenues.
Consolidated Income Taxes
For the three month period ended March 31, 2011, our effective tax rate was 37.0%, which was a decrease from the 38.5% effective tax rate for the comparable 2010 period. Such differences between the effective tax rates and the applicable U.S. federal statutory rate primarily arise from the effect of state and local income taxes and tax credits available to the Company. The decrease in the effective tax rate is primarily due to increase in expected tax credits realized for 2011 compared to previous fiscal periods. The Company may realize a significant tax credit during 2011 from the New Hire Retention Credit, a one-time general business credit at the Federal level that was authorized by the Hiring Incentives to Restore Employment Act of 2010. The new hire retention credit allows an employer a credit of up to $1,000 for each eligible worker that was retained for at least 52 consecutive weeks of qualified employment. The Company has earned an immaterial amount for the three month period ended March 31, 2011, but due to the eligibility requirements, cannot reasonably estimate the expected amount of the credit to be realized for the remainder of the year. If a significant amount of the credit is earned in 2011, our effective tax rate could be reduced below 37.0%.
Consolidated Net Income
As a result of the matters discussed above, consolidated net income for the 2011 first quarter decreased to 3.6%, as a percentage of consolidated revenues, compared to 4.0% in the 2010 first quarter.
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
The three policies discussed are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting standards generally accepted in the United States, with no need for our judgment in their application. There are also areas in which our judgment in selecting another available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2010, which contain accounting policies and estimates and other disclosures required by accounting principles generally accepted in the United States.

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
We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we sometimes have been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In making credit evaluations, we analyze and anticipate, where possible, the specific cases described above and consider the general collection risks associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluations, and monitor accounts to minimize the risk of loss.
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
Summarized below for the three month period ended March 31, 2011 and year ended December 31, 2010 are the aggregate account balances for the three Allowance criteria noted above, net write-offs of client accounts, bad debt provision and allowance for doubtful accounts.

	Aggregate Account
	of Balances of Clients
	in Bankruptcy or in/or			Allowance for
	Pending Collection/	Net Write-offs of	Bad Debt	Doubtful
Period Ended	Litigation	Client Accounts	Provision	Accounts
March 31, 2011	$8,344,000	$1,221,000	$1,160,000	$4,008,000
December 31, 2010	8,550,000	2,771,000	2,200,000	4,069,000
At March 31, 2011, we identified accounts totaling $8,344,000 that require an Allowance based on potential impairment or loss of value. An Allowance totaling $1,160,000 was provided for these accounts at such date. Actual collections of these accounts could differ from that which we currently estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance would decrease net income by $80,000.
Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends, as more fully discussed under Liquidity and Capital Resources below, and as further described in our 2010 Annual Report on Form 10-K in Part I under “Risk Factors”, “Government Regulation of Clients” and “Service Agreements/Collections”, change in such a manner as to negatively impact the cash flows of our clients. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

Accrued Insurance Claims
We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance, which comprise approximately 31% of our liabilities at March 31, 2011. Our accounting for this plan is affected by various uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We address these uncertainties by regularly evaluating our claims’ pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluations are based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/ or industry trends result in an unfavorable change, it would have a material adverse effect on our consolidated results of operations and financial condition. Under these plans, predetermined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.
For workers’ compensation, we record a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of our historical data and open claims. The present value of the payout is determined by applying an 8% discount factor against the estimated value of the claims over the estimated remaining pay-out period. Reducing the discount factor by 1% would reduce net income by approximately $63,000. Additionally, reducing the estimated payout period by six months would result in an approximate $127,000 reduction in net income.
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
Liquidity and Capital Resources
At March 31, 2011, we had cash and cash equivalents, and marketable securities of $77,891,000 and working capital of $182,171,000 compared to December 31, 2010 cash and cash equivalents, and marketable securities of $83,129,000 and working capital of $181,244,000. We view our cash and cash equivalents, and marketable securities as our principal measure of liquidity. Our current ratio at March 31, 2011 increased to 6.3 to 1 compared to 5.5 to 1 at December 31, 2010. This increase resulted primarily from the timing of payments for accrued payroll, accrued and withheld payroll taxes, which was offset by the decrease in cash and cash equivalents and marketable securities. On an historical basis, our operations have generally produced consistent cash flow and have required limited capital resources. We believe our current and near term cash flow positions will enable us to fund our continued anticipated growth.
Operating Activities
The net cash provided by our operating activities was $5,942,000 for the three month period ended March 31, 2011. The principal sources of net cash flows from operating activities for the three month period ended March 31, 2011 were net income, and non-cash charges to operations for bad debt provisions, depreciation and amortization. Additionally, operating activities’ cash flows increased by $7,978,000 as a result of the increase in accrued insurance claims, deferred compensation liability and accounts payable and accrued expenses and the decrease in prepaid income taxes for the three month period. These operating cash inflows were offset primarily by the cash outflow of $10,490,000 related to the timing of accrued payroll, accrued and withheld payroll taxes and the increase in accounts and notes receivable due to the revenue growth experienced in this period.
Investing Activities
Our principal source of cash in investing activities for the three month period ended March 31, 2011 was $1,950,000 for the net sales of marketable securities. The net sales of marketable securities were primarily the result of timing, and these proceeds are expected to be reinvested into similar securities. Additionally, we expended $1,488,000 for the purchase of housekeeping equipment, computer software and equipment, and laundry equipment installations. Under our current plans, which are subject to revision upon further review, it is our intention to spend an aggregate of $1,000,000 to $2,000,000 during the remainder of 2011 for such capital expenditures.

Financing Activities
On March 4, 2011 we paid, to shareholders of record on February 11, 2011, a regular quarterly cash dividend of $.15625 per common share. Such regular quarterly cash dividend payment in the aggregate was approximately $10,402,000. Additionally, on April 12, 2011, our Board of Directors declared a regular cash dividend of $.1575 per common share to be paid on May 13, 2011 to shareholders of record as of April 22, 2011.
Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.
During the first quarter of 2011, we received proceeds of $921,000 from the exercise of stock options by employees. Additionally, as a result of deductions derived from the stock option exercises, we recognized an income tax benefit of $27,000.
Line of Credit
We have a $42,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At March 31, 2011, there were no borrowings under the line. However, at such date, we had outstanding a $40,420,000 irrevocable standby letter of credit which relate to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $40,420,000 at March 31, 2011.
The line of credit requires us to satisfy two financial covenants. Such covenants, and their respective status at March 31, 2011, were as follows:

Covenant Description and Requirement	Status at March 31, 2011
Commitment coverage ratio: cash and cash equivalents plus marketable securities must equal or exceed outstanding obligations under the line by a multiple of 1.25	1.85

Tangible net worth: must exceed $189,000,000	$189,867,000
As noted above, we complied with the financial covenants at March 31, 2011 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2012. We believe the line of credit will be renewed at that time.
Accounts and Notes Receivable
We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Congress has enacted a number of laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally dependent on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At March 31, 2011 and December 31, 2010, we had $8,715,000 and $9,269,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

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
We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $1,160,000 and $600,000 for the three months ended March 31, 2011 and 2010, respectively. These provisions represent approximately .6% and .3% as a percentage of total revenues for such respective periods. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.
At March 31, 2011, amounts due from our Major Client represented less than 1% of our accounts receivable balance. If such client changes its payment terms, it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.
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

Capital Expenditures
The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment purchases, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2011, we estimate that for the remainder of 2011 we will have capital expenditures of approximately $1,000,000 to $2,000,000 in connection with housekeeping equipment purchases and laundry and linen equipment installations in our clients’ facilities, as well as expenditures relating to internal data processing hardware and software requirements. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would seek to obtain necessary working capital from such sources as long-term debt or equity financing.
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
At March 31, 2011 and December 31, 2010, we had $77,891,000 and $83,129,000, respectively, in cash, cash equivalents and marketable securities. In accordance with U.S. GAAP, the fair value of all of our cash, cash equivalents and marketable securities is determined based on “Level 1” or “Level 2” inputs, which consist of quoted prices whose value is based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.
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
Based on their evaluation as of March 31, 2011, pursuant to Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act 13a-15(e) are effective.
In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by our management, including our Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended March 31, 2011, were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Certifications
Certifications of the Principal Executive Officer and Principal Financial Officer regarding, among other items, disclosure controls and procedures are included as exhibits to this Form 10-Q.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
Not Applicable

ITEM 1A.	Risk Factors
There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None
ITEM 3. Defaults under Senior Securities.
Not Applicable

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information.
a)
On January 6, 2011, certain executive officers and directors were granted stock options to purchase 94,000 shares, in the aggregate, at an exercise price equal to the then current fair market value of $16.11 per share.

ITEM 6.	Exhibits
b)	Exhibits —

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE SERVICES GROUP, INC.
April 25, 2011	/s/ Daniel P. McCartney
Date	DANIEL P. McCARTNEY,
Chief Executive Officer (Principal Executive Officer)

April 25, 2011	/s/ Richard W. Hudson
Date	RICHARD W. HUDSON,
Chief Financial Officer and Secretary (Principal Financial Officer)