Form 10-Q
period 2011-06-30
HEALTHCARE SERVICES GROUP INC
filed 2011-07-22
CIK 731012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value: 66,430,000 shares outstanding as of July 21, 2011.

INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	2

Consolidated Statements of Income for the Three and Six Months Ended June 30, 2011 and 2010	3

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	4

Consolidated Statement of Stockholders’ Equity and Comprehensive Income for the Six Months Ended June 30, 2011	5

Notes To Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results Of Operations	18

Item 3. Quantitative and Qualitative Disclosure About Market Risk	31

Item 4. Controls and Procedures	31

Part II. OTHER INFORMATION	32

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

Item 4. (Removed and Reserved)	32

Item 5. Other Information	32

Item 6. Exhibits	32

Signatures	33

Exhibits 31.1
Exhibits 31.2
Exhibits 32.1
Exhibits 32.2
EX-101 XBRL Instance Document
EX-101 XBRL Taxonomy Extension Schema Document
EX-101 XBRL Taxonomy Calculation Linkbase Document
EX-101 XBRL Taxonomy Extension Definition Linkbase Document
EX-101 XBRL Taxonomy Labels Linkbase Document
EX-101 XBRL Taxonomy Presentation Linkbase Document

Consolidated Balance Sheets

	(Unaudited) June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$35,498,000	$39,692,000
Marketable securities, at fair value	40,782,000	43,437,000
Accounts and notes receivable, less allowance for doubtful accounts of $4,321,000 in 2011 and $4,069,000 in 2010	117,204,000	108,426,000
Inventories and supplies	21,416,000	20,614,000
Prepaid income taxes	—	3,978,000
Prepaid expenses and other	6,150,000	5,628,000

Total current assets	221,050,000	221,775,000
Property and equipment:
Laundry and linen equipment installations	1,967,000	1,886,000
Housekeeping equipment and office furniture	22,121,000	20,111,000
Autos and trucks	299,000	284,000

	24,387,000	22,281,000
Less accumulated depreciation	16,209,000	15,625,000

	8,178,000	6,656,000
GOODWILL	16,955,000	16,955,000
OTHER INTANGIBLE ASSETS, less accumulated amortization of $6,874,000 in 2011 and $5,938,000 in 2010	6,326,000	7,262,000
NOTES RECEIVABLE – long term portion, net of discount	3,793,000	5,055,000
DEFERRED COMPENSATION FUNDING, at fair value	13,462,000	12,080,000
DEFERRED INCOME TAXES – long term portion	9,085,000	8,109,000
OTHER NONCURRENT ASSETS	40,000	42,000

TOTAL ASSETS	$278,889,000	$277,934,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,680,000	$11,434,000
Accrued payroll, accrued and withheld payroll taxes	19,952,000	21,429,000
Other accrued expenses	1,422,000	1,988,000
Income taxes payable	187,000	—
Deferred income taxes	85,000	604,000
Accrued insurance claims	5,878,000	5,076,000

Total current liabilities	37,204,000	40,531,000
ACCRUED INSURANCE CLAIMS – long term portion	13,715,000	11,845,000
DEFERRED COMPENSATION LIABILITY	13,728,000	12,479,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 69,400,000 shares issued in 2011 and 69,315,000 shares in 2010	694,000	693,000
Additional paid-in capital	103,257,000	100,138,000
Retained earnings	127,686,000	130,993,000
Accumulated other comprehensive income (loss), net of taxes	297,000	(78,000)
Common stock in treasury, at cost, 2,975,000 shares in 2011 and 3,139,000 shares in 2010	(17,692,000)	(18,667,000)

Total stockholders’ equity	214,242,000	213,079,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$278,889,000	$277,934,000

See accompanying notes

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$211,507,000	$192,954,000	$419,897,000	$376,755,000
Operating costs and expenses:
Costs of services provided	181,742,000	165,240,000	361,727,000	323,812,000
Selling, general and administrative	15,511,000	13,150,000	32,291,000	27,051,000
Other income/(loss):
Investment and interest	463,000	(383,000)	1,177,000	366,000

Income before income taxes	14,717,000	14,181,000	27,056,000	26,258,000
Income taxes	4,889,000	5,460,000	9,461,000	10,109,000

Net income	$9,828,000	$8,721,000	$17,595,000	$16,149,000

Basic earnings per common share	$0.15	$0.13	$0.26	$0.25

Diluted earnings per common share	$0.15	$0.13	$0.26	$0.24

Cash dividends per common share	$0.16	$0.15	$0.31	$0.29

Weighted average number of common shares outstanding
Basic	66,517,000	65,948,000	66,459,000	65,898,000

Diluted	67,545,000	66,978,000	67,499,000	66,983,000

See accompanying notes

Consolidated Statements of Cash Flows

	(Unaudited) For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$17,595,000	$16,149,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,049,000	1,840,000
Bad debt provision	1,500,000	1,050,000
Deferred income tax benefits	(1,494,000)	(1,474,000)
Share-based compensation expense	1,093,000	609,000
Amortization of premium on marketable securities	479,000	426,000
Unrealized loss on marketable securities	252,000	658,000
Unrealized (gain) loss on deferred compensation fund investments	(548,000)	370,000
Changes in operating assets and liabilities:
Accounts and notes receivable	(10,279,000)	(3,947,000)
Inventories and supplies	(803,000)	(1,372,000)
Prepaid income taxes	4,165,000	—
Prepaid expenses and other assets	(518,000)	1,772,000
Notes receivable – long term portion	1,262,000	(1,542,000)
Deferred compensation funding	(834,000)	(825,000)
Accounts payable and other accrued expenses	(2,160,000)	(1,342,000)
Accrued payroll, accrued and withheld payroll taxes	(561,000)	(801,000)
Income taxes payable	—	409,000
Accrued insurance claims	2,671,000	1,536,000
Deferred compensation liability	1,649,000	696,000

Net cash provided by operating activities	15,518,000	14,212,000

Cash flows from investing activities:
Proceeds from disposals of fixed assets	18,000	44,000
Additions to property and equipment	(2,653,000)	(1,459,000)
Purchases of marketable securities, net	(8,603,000)	(26,089,000)
Sales of marketable securities, net	10,902,000	33,584,000

Net cash provided by (used in) investing activities	(336,000)	6,080,000

Cash flows from financing activities:
Dividends paid	(20,902,000)	(18,901,000)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	66,000	56,000
Tax benefit from equity compensation plans	119,000	827,000
Proceeds from the exercise of stock options	1,341,000	1,393,000

Net cash used in financing activities	(19,376,000)	(16,625,000)

Net increase (decrease) in cash and cash equivalents	(4,194,000)	3,667,000
Cash and cash equivalents at beginning of the period	39,692,000	31,301,000

Cash and cash equivalents at end of the period	$35,498,000	$34,968,000

Supplementary Cash Flow Information:
Income taxes cash payments, net of refunds	$6,683,000	$10,347,000

Issuance of 76,000 and 73,000 shares in 2011 and 2010, respectively, of Common Stock pursuant to Employee Stock Plans	$1,233,000	$1,047,000

See accompanying notes

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Unaudited)

	For the Six Months Ended June 30, 2011
	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Total Retained Earnings	Treasury Stock	Stockholders’ Equity
Balance, December 31, 2010	69,315,000	$693,000	$100,138,000	$(78,000)	$130,993,000	$(18,667,000)	$213,079,000
Comprehensive income:
Net income for the period					17,595,000		17,595,000
Unrealized gain on available for sale marketable securities, net of taxes				375,000			375,000

Comprehensive income							17,970,000
Exercise of stock options and other share-based compensation, net of 7,000 shares tendered for payment	85,000	1,000	872,000			468,000	1,341,000
Tax benefit arising from stock option transactions			119,000				119,000
Share-based compensation expense – stock options			935,000				935,000
Treasury shares issued for Deferred Compensation Plan funding and redemptions (5,000 shares)			367,000			34,000	401,000
Shares issued pursuant to Employee Stock Plans (76,000 shares)			782,000			451,000	1,233,000
Cash dividends – $.31 per common share					(20,902,000)		(20,902,000)
Shares issued pursuant to Dividend Reinvestment Plan (4,000 shares)			44,000			22,000	66,000

Balance, June 30, 2011	69,400,000	$694,000	$103,257,000	$297,000	$127,686,000	$(17,692,000)	$214,242,000

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Reporting

The accompanying financial statements are unaudited and do not include certain information and note disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. However, in our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 2010 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 2010. The financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year.

As of June 30, 2011, we operate one wholly-owned subsidiary, Huntingdon Holdings, Inc. (“Huntingdon”). Huntingdon invests our cash and cash equivalents, and manages our portfolio of marketable securities.

In preparing financial statements in conformity with U.S. GAAP, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used for, but not limited to, our allowance for doubtful accounts, accrued insurance claims, asset valuations and review for potential impairment, share-based compensation, and deferred income taxes. The estimates are based upon various factors including current and historical trends, as well as other pertinent industry and regulatory authority information. We regularly evaluate this information to determine if it is necessary to update the basis for our estimates and to compensate for known changes.

Inventories and supplies include housekeeping and, linen and laundry supplies, as well as dietary provisions and supplies. Inventories and supplies are stated at cost to approximate a first-in, first-out (FIFO) basis. Linen supplies are amortized over a 24 month period.

Revenues are recorded net of sales taxes.

Note 2 – Goodwill and Other Intangible Assets

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

Goodwill by reportable operating segment, as described in Note 5 herein, was approximately $14,894,000 and $2,061,000 for Housekeeping and Dietary, respectively, as of both June 30, 2011 and December 31, 2010.

The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 7 and 8 years). The following table sets forth the amounts of our identifiable intangible assets subject to amortization, which were acquired in acquisitions.

	June 30, 2011	December 31, 2010
Customer relationships	$12,400,000	$12,400,000
Non-compete agreements	800,000	800,000

Total other intangibles, gross	$13,200,000	$13,200,000
Less accumulated amortization	(6,874,000)	(5,938,000)

Other intangibles, net	$6,326,000	$7,262,000

The customer relationships have a weighted-average amortization period of seven years and the non-compete agreements have a weighted-average amortization period of eight years. The following table sets forth the estimated amortization expense for intangibles subject to amortization for the balance of 2011 and the subsequent five fiscal years:

Period/Year	Customer Relationships	Non-Compete Agreements	Total
July 1 to December 31, 2011	$886,000	$50,000	$936,000
2012	1,771,000	100,000	1,871,000
2013	1,452,000	100,000	1,552,000
2014	814,000	67,000	881,000
2015	814,000	—	814,000
2016	271,000	—	271,000

Amortization expense for the three and six month periods ended June 30, 2011 were $468,000 and $936,000, respectively.

Note 3 – Fair Value Measurements and Marketable Securities

We, in accordance with U.S. GAAP, define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Effective January 1, 2008, we elected the fair value option for certain of our marketable securities purchased since such adoption. Management initially elected the fair value option for certain of our marketable securities because it views such investment securities as highly liquid and available to be drawn upon for working capital purposes making them similar to its cash and cash equivalents. Accordingly, we record net unrealized gain or loss in the other income—investment and interest caption in our consolidated income statements for such investments. We have not elected the fair value option for marketable securities acquired after December 31, 2009. Although these assets continue to be highly liquid and available, we do not believe these assets are representative of our operating activities. These assets are representative of our investing activities, and they will be available for future needs of the Company to support its current and projected growth.

Certain of our assets and liabilities are reported at fair value in the accompanying balance sheets. Such assets and liabilities include cash and cash equivalents, marketable securities, accounts and notes receivable, accounts payable, income taxes payable and other accrued expenses. The following tables provide fair value measurement information for our marketable securities and deferred compensation fund investment assets as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Marketable securities
Municipal bonds	$40,782,000	$40,782,000	$—	$40,782,000	$—
Equity securities – Deferred comp fund
Money Market	$2,698,000	$2,698,000	$—	$2,698,000	$—
Large Cap Value	2,709,000	2,709,000	2,709,000	—	—
Large Cap Growth	2,332,000	2,332,000	2,332,000	—	—
Small Cap Value	1,376,000	1,376,000	1,376,000	—	—
Fixed income	1,213,000	1,213,000	1,213,000	—	—
Speciality	833,000	833,000	833,000	—	—
International	671,000	671,000	671,000	—	—
Balanced and Lifestyle	666,000	666,000	666,000	—	—
Large Cap Blend	507,000	507,000	507,000	—	—
Mid Cap Growth	396,000	396,000	396,000	—	—
Small Cap Growth	31,000	31,000	31,000	—	—
Mid Cap Value	30,000	30,000	30,000	—	—

Equity securities – Deferred comp fund	$13,462,000	$13,462,000	$10,764,000	$2,698,000	$—

	As of December 31, 2010
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Marketable securities
Municipal bonds	$43,437,000	$43,437,000	$—	$43,437,000	$—
Equity securities – Deferred comp fund
Money Market	$2,737,000	$2,737,000	$—	$2,737,000	$—
Large Cap Value	2,433,000	2,433,000	2,433,000	—	—
Large Cap Growth	2,106,000	2,106,000	2,106,000	—	—
Small Cap Value	1,152,000	1,152,000	1,152,000	—	—
Fixed Income	987,000	987,000	987,000	—	—
Specialty	712,000	712,000	712,000	—	—
Balanced and Lifestyle	566,000	566,000	566,000	—	—
International	572,000	572,000	572,000	—	—
Large Cap Blend	444,000	444,000	444,000	—	—
Mid Cap Growth	371,000	371,000	371,000	—	—

Equity securities – Deferred comp fund	$12,080,000	$12,080,000	$9,343,000	$2,737,000	$—

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

For the three and six month periods ended June 30, 2011, the other income—investment and interest caption on our consolidated statements of income includes unrealized losses from marketable securities of $107,000 and $252,000, respectively, for investments recorded under the fair value option. For the three and six month periods ended June 30, 2010, the other income—investment and interest caption on our consolidated statements of income includes unrealized losses from marketable securities of $61,000 and $658,000, respectively, for investments recorded under the fair value option.

For the three and six month periods ended June 30, 2011, the accumulated other comprehensive income on our consolidated balance sheet and stockholders’ equity includes unrealized gains from marketable securities of $285,000 and $375,000, respectively, related to marketable securities that are not recognized under the fair value option in accordance with U.S. GAAP. For the three and six month periods ended June 30, 2010, the accumulated other comprehensive income on our consolidated balance sheet and stockholders’ equity includes unrealized gains from marketable securities of $92,000 and $31,000, respectively, related to marketable securities that are not recognized under the fair value option in accordance with U.S. GAAP.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-than- temporary Impairments
June 30, 2011
Type of security:
Municipal bonds	$10,589,000	$316,000	$—	$10,905,000	$—
Municipal bonds – available for sale	29,580,000	300,000	(3,000)	29,877,000	—

Total debt securities	$40,169,000	$616,000	$(3,000)	$40,782,000	$—

December 31, 2010
Type of security:
Municipal bonds	$18,029,000	$568,000	$—	$18,597,000	$—
Municipal bonds – available for sale	24,918,000	—	(78,000)	24,840,000	—

Total debt securities	$42,947,000	$568,000	$(78,000)	$43,437,000	$—

The contractual maturities of available for sale investments held at June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
Maturing in one year or less	$1,149,000	$313,000
Maturing after one year through three years	21,184,000	22,325,000
Maturing after three years	7,544,000	2,202,000

Total debt securities – available for sale	$29,877,000	$24,840,000

Note 4 – Other Contingencies

We have a $42,000,000 (increased to $57,000,000 as of July 1, 2011) bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At June 30, 2011, there were no borrowings under the line of credit. However, at such date, we had outstanding a $40,420,000 irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letters of credit issued, the amount available under the line of credit was reduced by $40,420,000 at June 30, 2011. The line of credit requires us to satisfy two financial covenants.

We are in compliance with the financial covenants at June 30, 2011 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2012. We believe the line of credit will be renewed at that time.

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

As a result of the current economic crisis, many states have significant budget deficits. State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their Medicaid programs. In addition, comprehensive health care legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “Act”) was signed into law in March 2010. The Act will significantly impact the governmental healthcare programs in which our clients participate, and reimbursements received thereunder from governmental or third-party payors. Furthermore, in the coming year, new proposals or additional changes in existing regulations could be made to the Act which could directly impact the governmental reimbursement programs in which our clients participate. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying or foregoing those increases. A few states have indicated it is possible they will run out of cash to pay Medicaid providers, including nursing homes. Any negative changes in our clients’ reimbursements may negatively impact our results of operations. Although we are currently evaluating the Act’s effect on our client base, we may not know the full effect until such a time as these laws are fully implemented and the Centers for Medicare and Medicaid Services and other agencies issue applicable regulations or guidance.

Note 5 – Segment Information

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

Differences between the reportable segments’ operating results and other disclosed data as compared with our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than U.S. GAAP. Additionally, included in the differences between the reportable segments’ operating results and other disclosed data are amounts attributable to Huntingdon, our investment holding company subsidiary. Huntingdon does not transact any business with the reportable segments. Segment amounts disclosed are prior to any elimination entries made in consolidation.

Housekeeping provides services in Canada, although essentially all of its revenues and net income, 99% in both categories, are earned in one geographic area, the United States. Dietary provides services solely in the United States.

	Housekeeping Services	Dietary Services	Corporate and Eliminations		Total
Quarter Ended June 30, 2011
Revenues	$158,681,000	$52,897,000	$(71,000	)(1)	$211,507,000
Income before income taxes	16,195,000	2,521,000	(3,999,000	)(1)	14,717,000
Quarter Ended June 30, 2010
Revenues	$149,519,000	$43,420,000	$15,000	(1)	$192,954,000
Income before income taxes	14,492,000	2,119,000	(2,430,000	)(1)	14,181,000
Six Months Ended June 30, 2011
Revenues	$315,143,000	$104,554,000	$200,000	(1)	$419,897,000
Income before income taxes	33,390,000	5,990,000	(12,324,000	)(1)	27,056,000
Six Months Ended June 30, 2010
Revenues	$290,415,000	$86,374,000	$(34,000	)(1)	$376,755,000
Income before income taxes	29,350,000	4,309,000	(7,401,000	)(1)	26,258,000

(1)

Represents primarily corporate office cost and related overhead, recording of transactions at the reportable segment level which use methods other than U.S. GAAP and consolidated subsidiaries’ operating expenses that are not allocated to the reportable segments, net of investment and interest income.

Total Consolidated Revenues from Clients

The following revenues earned from clients represent their reporting in accordance with U.S. GAAP and differ from segment revenues reported above due to the inclusion of adjustments used for segment reporting purposes by management as noted on the previous page’s table. We earned total revenues from clients in the following service categories:

	Quarter Ended June 30,
	2011	2010
Housekeeping services	$106,715,000	$100,680,000
Laundry and linen services	51,266,000	48,591,000
Dietary services	52,922,000	43,115,000
Maintenance services and other	604,000	568,000

	$211,507,000	$192,954,000

	Six Months Ended June 30,
	2011	2010
Housekeeping services	$212,463,000	$195,335,000
Laundry and linen services	101,440,000	94,126,000
Dietary services	104,772,000	86,202,000
Maintenance services and other	1,222,000	1,092,000

	$419,897,000	$376,755,000

Major Client

We have one client, a nursing home chain (“Major Client”), which accounted for the respective percentages of our revenues as detailed below:

	Quarter Ended June 30,
	2011	2010
Total revenues	9%	11%
Housekeeping	11%	11%
Dietary services	5%	9%

	Six Months Ended June 30,
	2011	2010
Total revenues	9%	11%
Housekeeping	11%	11%
Dietary services	6%	9%

Additionally, at both June 30, 2011 and December 31, 2010, amounts due from such client represented less than 1% of our accounts receivable balance. The loss of such client, or a significant reduction in revenues from such client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Note 6 – Earnings Per Common Share

A reconciliation of the numerator and denominator of basic and diluted earnings per common share is as follows:

	Three months ended June 30, 2011
	Income (Numerator)	Shares (Denominator)	Per-share Amount
Net income	$9,828,000

Basic earnings per common share	$9,828,000	66,517,000	$.15
Effect of dilutive securities:
Options		1,028,000	—

Diluted earnings per common share	$9,828,000	67,545,000	$.15

	Three months ended June 30, 2010
	Income (Numerator)	Shares (Denominator)	Per-share Amount
Net income	$8,721,000

Basic earnings per common share	$8,721,000	65,948,000	$.13
Effect of dilutive securities:
Options		1,030,000	—

Diluted earnings per common share	$8,721,000	66,978,000	$.13

	Six Months ended June 30, 2011
	Income (Numerator)	Shares (Denominator)	Per-share Amount
Net income	$17,595,000

Basic earnings per common share	$17,595,000	66,459,000	$.26
Effect of dilutive securities:
Options		1,040,000	—

Diluted earnings per common share	$17,595,000	67,499,000	$.26

	Six Months ended June 30, 2010
	Income (Numerator)	Shares (Denominator)	Per-share Amount
Net income	$16,149,000

Basic earnings per common share	$16,149,000	65,898,000	$.25
Effect of dilutive securities:
Options		1,085,000	(.01)

Diluted earnings per common share	$16,149,000	66,983,000	$.24

Options to purchase 508,000 and 494,000 shares of common stock having an average exercise price of approximately $16.11 per common share were outstanding during the three and six month periods ended June 30, 2011 but not included in the computation of diluted earnings per common share because the exercise price of those options were greater than the average market price of the common shares, and therefore, would be anti-dilutive.

Options to purchase 666,000 and 656,000 shares of common stock having an average exercise price of approximately $14.14 per common share were outstanding during the three and six month periods ended June 30, 2010 but not included in the computation of diluted earnings per common share because the exercise price of those options were greater than the average market price of the common shares, and therefore, would be anti-dilutive.

Note 7 – Comprehensive Income

For the three and six month periods ending June 30, 2011 and 2010, the components of comprehensive income were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$9,828,000	$8,721,000	$17,595,000	$16,149,000
Other comprehensive income:
Unrealized gain on available for sale marketable securities, net of taxes	285,000	92,000	375,000	31,000

Comprehensive income	$10,113,000	$8,813,000	$17,970,000	$16,180,000

Note 8 – Dividends

During the six month period ended June 30, 2011, we paid regular quarterly cash dividends approximating $20,902,000 as follows:

	Quarter ended
	March 31, 2011	June 30, 2011
Cash dividend per common share	$.15625	$.15750
Total cash dividends paid	$10,402,000	$10,500,000
Record date	February 11	April 22
Payment date	March 4	May 13

Additionally, on July 12, 2011, our Board of Directors declared a regular cash dividend of $.15875 per common share to be paid on August 19, 2011 to shareholders of record as of July 29, 2011.

Note 9 – Share-Based Compensation

Stock Options

During the six month period ended June 30, 2011, the stock option activity under our 2002 Stock Option Plan, 1995 Incentive and Non-Qualified Stock Option Plan for key employees, and 1996 Non-Employee Director’s Stock Option Plan (collectively the “Stock Option Plans”), was as follows:

	Weighted Average Price	Number of Shares	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2011	$9.13	3,002,000
Granted	16.11	510,000
Cancelled	12.10	(67,000)
Exercised	8.53	(172,000)

Outstanding, June 30, 2011	$10.20	3,273,000	6.00	$19,799,000

Options exercisable as of June 30, 2011		1,715,000	3.83	$16,312,000

The weighted average fair value of options granted during the 2011 and 2010 six month periods ended June 30 was $3.26 per share and $3.98 per share, respectively. The following table summarizes information about stock options outstanding at June 30, 2011.

	Options Outstanding				Options Exercisable
Exercise Price Range	Number Outstanding	Average Remaining Contractual Life	Weighted Average Exercise price	Number Exercisable	Weighted Average Exercise Price
$ 1.83 - 2.50	458,000	0.84	$2.11	458,000	$2.11
3.68 - 3.68	384,000	2.49	3.68	384,000	3.68
6.07 - 6.07	300,000	3.49	6.07	300,000	6.07
10.39 - 10.39	524,000	7.52	10.39	191,000	10.39
$ 13.93 - 16.11	1,607,000	8.27	14.77	382,000	14.05

	3,273,000	6.00	$10.20	1,715,000	$6.74

Other information pertaining to option activity during the six month periods ended June 30, 2011 and 2010 was as follows:

	June 30, 2011	June 30, 2010
Weighted average grant-date fair value of stock options granted:	$1,477,000	$2,176,000
Total fair value of stock options vested:	$1,015,000	$681,000
Total intrinsic value of stock options exercised:	$1,459,000	$2,467,000
Total pre-tax share-based compensation expense charged against income:	$935,000	$465,000
Total unrecognized compensation expense related to non-vested options:	$4,482,000	$3,906,000

Under our Stock Option Plans at June 30, 2011, in addition to the 3,273,000 shares issuable pursuant to outstanding option grants, an additional 5,878,000 shares of our Common Stock are available for future grants. Options outstanding and exercisable were granted at stock option prices which were not less than the fair market value of our Common Stock on the date the options were granted and no option has a term in excess of ten years. Additionally, with the exception of the options granted in years 2008 through 2011, options became vested and exercisable either on the date of grant or commencing six months after the option grant date. The options granted in 2008 through 2011 become vested and exercisable ratably over a five year period on each anniversary date of the option grant.

At June 30, 2011, the total unrecognized compensation expense related to non-vested options, as reported above, was expected to be recognized through the fourth quarter of 2015 for the options granted in 2011 and the fourth quarter of 2014 for the options granted in 2010. The fair value of options granted in 2011 and 2010 was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	2011	2010
Risk-free interest rate	2.6%	2.5%
Expected volatility	27.4%	42.1%
Weighted average expected life in years	7.4	4.5
Dividend yield	3.7%	3.5%

Employee Stock Purchase Plan

Total pre-tax share-based compensation expense charged against income for the three and six month periods ended June 30, 2011 and 2010 for options granted under our Employee Stock Purchase Plan (“ESPP”) was as follows:

	Quarter Ended June 30,
	2011	2010
ESPP compensation expense	$65,000	$70,000

	Six Months Ended June 30,
	2011	2010
ESPP compensation expense	$158,000	$144,000

It is estimated, at this time, that the expense attributable to such share-based payments in each of the subsequent quarters of 2011 will approximate the amount recorded in the 2011 first and second quarter. However, such future expense related to our ESPP will be impacted by, and be dependent on the change in our stock price over the remaining period up to the December 31, 2011 measurement date.

Such expense was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	Quarter and Six Months Ended June 30,
	2011	2010
Risk-free interest rate	0.04%	0.20%
Expected volatility	25.0%	34.0%
Weighted average expected life in years	1.0	1.0
Dividend yield	3.7%	3.5%

We may issue new common stock or re-issue common stock from treasury to satisfy our obligations under any of our share-based compensation plans.

Note 10 – Related Party Transactions

The brother of a former officer and director (“Related Party”) had ownership interests in several different client facilities which entered into service agreements with us. In the three month and six month periods ended June 30, 2011, we did not have any active services agreements with these facilities. For the three and six month period ended June 30, 2010, the service agreements with the client facilities in which the Related Party had ownership interests resulted in revenues of approximately $209,000 and $416,000, respectively. At June 30, 2011, we did not have any outstanding receivables from the Related Party as a result of the write-offs related to the completion of these facilities’ bankruptcy proceedings that occurred during the first quarter of 2011. At December 31, 2010, accounts receivable from such facilities of $750,000 are included in the accompanying consolidated balance sheet.

Another of our directors is a member of a law firm which was retained by us. In each of the six month periods’ ended June 30, 2011 and 2010, fees received from us by such firm did not exceed $100,000. Additionally, such fees did not exceed, in either three month period, 5% of such firm’s revenues.

Note 11 – Income Taxes

For the six month period ended June 30, 2011, our effective tax rate was 35.0%, a decrease from the 38.5% effective tax rate for the comparable 2010 period. In order to determine our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on estimated taxable income and statutory tax rates in the various jurisdictions in which we operate. Differences between the effective tax rates and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes and tax credits available to the Company. The decrease in the effective tax rate is primarily due to an increase in estimated tax credits for 2011. The Company has currently, and expects to continue to realize tax credits during the remainder of 2011 from, among other tax credits available, the New Hire Retention Credit, which is a one-time general business credit at the Federal level that was authorized by the Hiring Incentives to Restore Employment Act of 2010. The new hire retention credit allows an employer a credit of up to $1,000 for each eligible worker that was retained for at least 52 consecutive weeks of qualified employment. Based on credits earned through the second quarter of 2011, the Company has estimated the credits to be realized until the program ends at December 31, 2011. An adverse change in the annual projection of the realized tax credits could have a significant impact on the effective tax rate for the respective periods and could therefore negatively impact such period’s results of operations and financial condition.

We account for income taxes using the asset and liability method, which results in recognizing income tax expense based on the amount of income taxes payable or refundable for the current year. Additionally, we evaluate regularly the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2007 through 2010 (with regard to U.S. federal income tax returns) and December 31, 2006 through 2010 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2011.

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

Note 12 – Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe our adoption of the new guidance in the first quarter of fiscal 2012 will have an impact on our consolidated financial position, results of operations or cash flows.

Note 13 – Subsequent Event

We evaluated all subsequent events through the date these financial statements are being filed with the SEC. There were no events or transactions occurring during this subsequent event reporting period which require recognition or disclosure in the financial statements.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

This report and documents incorporated by reference into this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “believes”, “anticipates”, “plans”, “expects”, “will”, “goal”, and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; proposed and enacted legislation and/or regulations to reform the U.S. healthcare system in an effort to contain healthcare costs; credit and collection risks associated with this industry; one client accounting for approximately 9% of revenues in the six month period ended June 30, 2011—(see note 5, “Segment Information—Major Client” in the accompanying Notes to Consolidated Financial Statements); our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services; and the risk factors described in Part I of our Form 10-K for the year ended December 31, 2010 (the “2010 10-K”) under “Government Regulation of Clients”, “Competition”, “Service Agreements/Collections”, and under Item IA of the 2010 10-K, “Risk Factors”. Many of our clients’ revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which Congress has affected through the enactment of a number of major laws during the past decade, most recently the March 2010 enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “Act”). Currently, the U.S. Congress is considering further changes in legislation relating to health care in the United States which, among other initiatives, may impose cost containment measures impacting our clients. These enacted and proposed laws have significantly altered, or threaten to alter, overall government reimbursement funding rates and mechanisms. In addition, further adverse economic conditions could adversely affect such funding. The overall effect of these laws and trends in the long-term care industry has affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed-upon payment terms. These factors, in addition to delays in payments from clients, have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor-related costs, materials, supplies and equipment used in performing services could not be passed on to our clients.

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

RESULTS OF OPERATIONS

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of June 30, 2011 and December 31, 2010 and the periods then ended and the notes accompanying those financial statements.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe that we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to approximately 2,600 facilities in 47 states as of June 30, 2011. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, clients are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

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

We are organized into two reportable segments; housekeeping, laundry, linen and other services (“Housekeeping”), and dietary department services (“Dietary”). At June 30, 2011, Housekeeping is being provided at essentially all of our approximately 2,600 client facilities, generating approximately 75% or $315,125,000 of the total revenues for the six month period ending June 30, 2011. Dietary is being provided to approximately 410 client facilities at June 30, 2011 and contributed approximately 25% or $104,772,000 of such revenues for the six month period ended June 30, 2011.

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

Dietary consists of managing the client’s dietary department which is principally responsible for food purchasing, meal preparation and providing dietician consulting professional services, which includes the development of a menu that meets the patients’ dietary needs.

We currently operate one wholly-owned subsidiary, Huntingdon Holdings, Inc. (“Huntingdon”). Huntingdon invests our cash and cash equivalents and manages our portfolio of available-for-sale marketable securities.

Consolidated Operations

The following table sets forth, for the periods indicated, the percentage which certain items bear to consolidated revenues:

	Relation to Consolidated Revenues
	For the Quarter Ended June 30,		For the Six Month Period Ended June 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	85.9%	85.6%	86.1%	85.9%
Selling, general and administrative	7.3%	6.8%	7.7%	7.2%
Investment and interest	0.2%	(0.2)%	0.3%	0.1%

Income before income taxes	7.0%	7.4%	6.5%	7.0%
Income taxes	2.3%	2.8%	2.3%	2.7%

Net income	4.7%	4.6%	4.2%	4.3%

Subject to the factors noted in the Cautionary Statement Regarding Forward Looking Statements included in this report, we anticipate our financial performance for the remainder of 2011 may be comparable to the percentages presented in the above table as they relate to consolidated revenues.

Housekeeping is our largest and core reportable segment, representing approximately 75% of consolidated revenues for the three and six month periods ended June 30, 2011. Dietary revenues represent approximately 25% of consolidated revenues for the three and six month periods ended June 30, 2011.

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

2011 Second Quarter Compared with 2010 Second Quarter

The following table sets forth 2011 second quarter income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage increases of each compared to 2010 second quarter amounts. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles.

				Reportable Segments
	Consolidated	% inc.	Corporate and Eliminations	Housekeeping Amount	% inc.	Dietary Amount	% inc.
Revenues	$211,507,000	9.6%	$(71,000)	$158,681,000	6.1%	$52,897,000	21.8%
Cost of services provided	181,742,000	10.0	(11,120,000)	142,486,000	5.5	50,376,000	22.0
Selling, general and administrative	15,511,000	18.0	15,511,000	—	—	—	—
Investment and interest income	463,000	220.9	463,000	—	—	—	—
Income before income taxes	$14,717,000	3.8%	$(3,999,000)	$16,195,000	11.8%	$2,521,000	19.0%

Revenues

Consolidated

Consolidated revenues increased 9.6% to $211,507,000 in the 2011 second quarter compared to $192,954,000 in the 2010 second quarter as a result of the factors discussed below under Reportable Segments.

Our Major Client accounted for approximately 9% and 11% of consolidated revenues in the three month periods ended June 30, 2011 and 2010, respectively. The loss of such client would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Reportable Segments

Housekeeping’s 6.1% net growth in reportable segment revenues resulted primarily from an increase in revenues attributable to service agreements entered into with new clients.

Dietary’s 21.8% net growth in reportable segment revenues is primarily a result of providing this service to existing Housekeeping clients.

We derived 11% and 5%, respectively, of Housekeeping and Dietary’s 2011 second quarter revenues from our Major Client.

Costs of services provided

Consolidated

Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues for the 2011 second quarter increased to 85.9% from the 85.6% recognized in the corresponding 2010 quarter. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance. In addition, see the discussion below on Reportable Segments which provides additional details to explain the slight increase in consolidated costs of services provided.

Cost of Services Provided-Key Indicators	2011%	2010%	Incr%
Bad debt provision	0.2	0.2	—
Workers’ compensation and general liability insurance	3.7	3.5	0.2

The bad debt provision was consistent as a percentage of revenue for the three month period ended June 30, 2011 and 2010. The workers’ compensation and general liability insurance increased as a result of less favorable claims’ experience during the year compared to prior periods.

Reportable Segments

Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for the 2011 second quarter decreased to 89.8% from 90.3% compared to the corresponding 2010 quarter. Cost of services provided for Dietary, as a percentage of Dietary revenues, for the 2011 second quarter increased to 95.2% from 95.1% in the corresponding 2010 quarter.

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues, which we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators	2011%	2010%	Incr (Decr)%
Housekeeping labor and other labor costs	80.1	80.8	(0.7)
Housekeeping supplies	7.1	6.9	0.2
Dietary labor and other labor costs	52.0	53.1	(1.1)
Dietary supplies	39.4	39.2	0.2

The decrease in Housekeeping labor and other labor costs, as a percentage of Housekeeping revenues, resulted primarily from efficiencies recognized in managing labor at the facility level. The increase in Housekeeping supplies, as a percentage of Housekeeping revenues, resulted primarily from an increase in clients where we provide a greater amount of housekeeping supplies under the terms of our service agreements as compared to what we have historically provided to our client base.

The decrease in Dietary labor and other labor costs, as a percentage of Dietary revenues, resulted from efficiencies in managing these costs at the facility level. The increase in Dietary supplies, as a percentage of Dietary revenues, is a result of an increase in customer accounts where we supply the food, which was somewhat offset by more favorable vendor pricing programs obtained through further consolidation of dietary supply vendors.

Although we recognized decreases in Housekeeping and Dietary labor as a percentage of revenue in comparing the second quarter of 2011 versus 2010, they were offset by increases in other cost components within cost of services provided. These increases resulted in an increase in the consolidated costs of services as a percentage of revenues for the comparable period.

Consolidated Selling, General and Administrative Expense

			Quarter ended
			June 30, 2011	June 30, 2010	% Growth
Selling, general and administrative expense excluding deferred compensation fund change	(a	)	$15,392,000	$13,914,000	10.6%
Gain/(loss) deferred compensation fund			119,000	(764,000)	115.6%

Consolidated selling, general and administrative expense	(b	)	$15,511,000	$13,150,000	18.0%

(a)	Selling, general and administrative expense excluding the increase in the market value of the Deferred Compensation Fund.
(b)	Consolidated selling, general and administrative expense reported for the period presented.

Inline with our growth in consolidated revenues of 9.6%, 2011 second quarter selling, general and administrative expenses excluding the deferred compensation fund change increased 10.6% or $1,478,000 compared to the 2010 second quarter. Selling, general and administrative expenses (excluding impact of deferred compensation fund), increased slightly to 7.3% for the second quarter of 2011 from 7.2% of consolidated revenues as compared to the 2010 second quarter. This percentage increase resulted primarily from an increase in our payroll and payroll related expenses, travel related costs and professional fees. The percentage increase in payroll and payroll related costs resulting from the development of additional management structure in advance of the current and expected new business. The increase in travel costs is primarily due to development of new business and costs incurred to start new facilities.

Consolidated Investment and Interest Income

Investment and interest income, as a percentage of consolidated revenues, increased to 0.2% in the 2011 second quarter compared to (0.2) % in the corresponding 2010 quarter. The net increase is primarily attributable to increase in the market value of the investments in the deferred compensation fund recognized in the 2011 second quarter compared to a net decrease in market value of investments held in the deferred compensation fund in the corresponding 2010 quarter.

Income before Income Taxes

Consolidated

As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for the 2011 second quarter decreased to 7.0%, as a percentage of consolidated revenues, compared to 7.4% in the 2010 second quarter.

Reportable Segments

Housekeeping’s 11.8% increase in income before income taxes is attributable to the gross profit earned on the 6.1% increase in reportable segment revenues and the decrease in labor and labor related costs. These increases were partially offset by increases in housekeeping supplies as a percentage of Housekeeping revenues.

Dietary’s income before income taxes increased 19.0% on a reportable segment basis is primarily attributable to the gross profit earned on the 21.8% increase in reportable segment revenues. The increase in gross profit was also attributable to the decrease in labor and labor related costs, which were offset by an increase in dietary supply costs as a percentage of Dietary revenues.

Consolidated Income Taxes

For the three month period ended June 30, 2011, our effective tax rate was 33.2%, a decrease from the 38.5% effective tax rate for the comparable 2010 period. The effective tax rate for the three month period assumes an estimated annual effective tax rate of 35.0%. In order to determine our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on estimated taxable income and statutory tax rates in the various jurisdictions in which we operate. Differences between the effective tax rates and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes and tax credits available to the Company. The decrease in the effective tax rate is primarily due to an increase in estimated tax credits for 2011. The Company has currently, and expects to continue to realize tax credits during the remainder of 2011 from, among other tax credits available, the New Hire Retention Credit, which is a one-time general business credit at the Federal level that was authorized by the Hiring Incentives to Restore Employment Act of 2010. The new hire retention credit allows an employer a credit of up to $1,000 for each eligible worker that was retained for at least 52 consecutive weeks of qualified employment. Based on credits earned through the second quarter of 2011, the Company has estimated the credits to be realized until the program ends at December 31, 2011. An adverse change in the annual projection of the realized tax credits could have a significant impact on the effective tax rate for the respective period and therefore could negatively impact such period’s results of operations and financial condition.

Consolidated Net Income

As a result of the matters discussed above, consolidated net income for the 2011 second quarter increased to 4.7%, as a percentage of consolidated revenues, compared to 4.6% in the 2010 second quarter.

2011 Six Month Period Compared with 2010 Six Month Period

The following table sets forth the key income statement components for the six month period ended June 30, 2011 that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage increases of each compared to the six month period ended June 30, 2010 amounts. The difference between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles.

				Reportable Segments
	Consolidated	% inc.	Corporate and Eliminations	Housekeeping Amount	% inc.	Dietary Amount	% inc.
Revenues	$419,897,000	11.5%	$200,000	$315,143,000	8.5%	$104,554,000	21.0%
Cost of services provided	361,727,000	11.7	(18,590,000)	281,753,000	7.9	98,564,000	20.1
Selling, general and administrative	32,291,000	19.4	32,291,000	—	—	—	—
Investment and interest income	1,177,000	221.6	1,177,000	—	—	—	—
Income before income taxes	$27,056,000	3.0%	$(12,324,000)	$33,390,000	13.8%	$5,990,000	39.0%

Revenues

Consolidated

Consolidated revenues increased 11.5% to $419,897,000 in the six month period ended June 30, 2011 compared to $376,755,000 in the corresponding period in 2010 as a result of the factors discussed below under Reportable Segments.

Our Major Client accounted for approximately 9% and 11%, respectively, of consolidated revenues in the six month periods ended June 30, 2011 and 2010, respectively. The loss of such client would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Reportable Segments

Housekeeping’s 8.5% net growth in reportable segment revenues resulted primarily from an increase in revenues attributable to service agreements entered into with new clients.

Dietary’s 21.0% net growth in reportable segment revenues is primarily a result of providing this service to existing Housekeeping clients.

We derived 11% and 6%, respectively, of Housekeeping and Dietary’s revenue for the six month period ended June 30, 2011 from our Major Client.

Costs of services provided

Consolidated

Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues for the six months ended June 30, 2011 increased to 86.1% from the 85.9% recognized in the corresponding 2010 period. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance. In addition, see the discussion below on Reportable Segments which provides additional details to explain the increase in consolidated costs of services provided.

Cost of Services Provided-Key Indicators	2011%	2010%	Incr%
Bad debt provision	0.4	0.3	0.1
Workers’ compensation and general liability insurance	3.7	3.6	0.1

The bad debt provision increased slightly due to additional expense resulting from additional costs recorded during the first quarter of 2011 due to the write-off of amounts owed from certain nursing homes that concluded their bankruptcy proceedings. The workers’ compensation and general liability insurance increased slightly as a result of less favorable claims’ experience during the year compared to prior periods.

Reportable Segments

Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for the six months ended June 30, 2011 decreased to 89.4% from 89.9% compared to the corresponding 2010 period. Cost of services provided for Dietary, as a percentage of Dietary revenues, for the six months ended June 30, 2011 decreased to 94.3% from 95.1% in the corresponding 2010 period.

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues, which we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators	2011%	2010%	Incr (Decr)%
Housekeeping labor and other labor costs	79.8	80.6	(0.8)
Housekeeping supplies	7.0	6.8	0.2
Dietary labor and other labor costs	52.0	53.1	(1.1)
Dietary supplies	39.3	39.2	0.1

The decrease in Housekeeping labor and other labor costs, as a percentage of Housekeeping revenues, resulted primarily from efficiencies recognized in managing labor at the facility level. The increase in Housekeeping supplies, as a percentage of Housekeeping revenues, resulted primarily from an increase in clients where, under the terms of our service agreements, we provide a greater amount of housekeeping supplies as compared to what we historically provided to our client base.

The decrease in Dietary labor and other labor costs, as a percentage of Dietary revenues, resulted from efficiencies in managing these costs at the facility level. The increase in Dietary supplies, as a percentage of Dietary revenues, is a result of an increase in customer accounts where we supply the food, somewhat offset by more favorable vendor pricing programs obtained through further consolidation of dietary supply vendors.

Although we recognized decreases in Housekeeping and Dietary labor as a percentage of revenue in comparing the six month period ending June 30, 2011 versus the comparable period in 2010, they were offset by increases in other cost components within cost of services provided. This resulted in an increase in the consolidated costs of services as a percentage of revenues for the comparable period.

Consolidated Selling, General and Administrative Expense

			Six month period ended
			June 30, 2011	June 30, 2010	% Growth
Selling, general and administrative expense excluding deferred compensation fund change	(a	)	$31,743,000	$27,421,000	15.8%
Gain/(loss) deferred compensation fund			548,000	(370,000)	248.1%

Consolidated selling, general and administrative expense	(b	)	$32,291,000	$27,051,000	19.4%

(a)	Selling, general and administrative expense excluding the increase in the market value of the Deferred Compensation Fund.
(b)	Consolidated selling, general and administrative expense reported for the period presented.

Although our growth in consolidated revenues was 11.5%, selling, general and administrative expenses excluding deferred compensation fund change for the six month period ended June 30, 2011 increased 15.8% or $4,322,000 when compared on the same basis with the corresponding 2010 period. Consequently, for the six month period ended June 30, 2011, selling, general and administrative expenses (excluding impact of deferred compensation fund), as a percentage of consolidated revenues, increased to 7.6% as compared to 7.3% for the corresponding 2010 period. This percentage increase resulted primarily from an increase in our payroll and payroll related expenses, travel related costs and professional fees. The percentage increase in payroll and payroll related costs resulted from the development of additional management structure in advance of the current and expected new business. The increase in travel costs is primarily due to development of new business and costs incurred to start new facilities.

Consolidated Investment and Interest Income

Investment and interest income, as a percentage of consolidated revenues, increased to .3% for the six month period ending June 30, 2011 compared to .1% in the corresponding 2010 period. The net increase is primarily attributable to the increase recognized in the market value of the investments held in the deferred compensation fund for the six month period ended June 30, 2011 compared to a net decrease in market value of investments held in the deferred compensation fund in the corresponding 2010 six month period. This favorable variance was somewhat offset by a decrease in income derived from our marketable securities in comparing periods.

Income before Income Taxes

Consolidated

As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for the six month period ended June 30, 2011 decreased to 6.5%, as a percentage of consolidated revenues, compared to 7.0% in the 2010 corresponding period.

Reportable Segments

Housekeeping’s 13.8% increase in income before income taxes is primarily attributable to the gross profit earned on the 6.1% increase in reportable segment revenues. The increase in gross profit was also attributable to the decrease in labor and labor related costs which were reduced by an increase in housekeeping supplies as a percentage of Housekeeping revenues.

Dietary’s income before income taxes increase of 19.0% on a reportable segment basis is primarily attributable to the gross profit earned on the 21.8% increase in reportable segment revenues. The decrease in gross profit was also attributable to the decrease in labor and labor related and dietary supply costs as a percentage of Dietary revenues.

Consolidated Income Taxes

For the six month period ended June 30, 2011, our effective tax rate was 35.0%, a decrease from the 38.5% effective tax rate for the comparable 2010 period. The effective tax rate for the six month period reflects the estimated annual effective tax rate. In order to determine our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on estimated taxable income and statutory tax rates in the various jurisdictions in which we operate. Differences between the effective tax rates and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes and tax credits available to the Company. The decrease in the effective tax rate is primarily due to an increase in estimated tax credits for 2011. The Company has currently, and expects to continue to realize tax credits during the remainder of 2011 from, among other tax credits available, the New Hire Retention Credit, which is a one-time general business credit at the Federal level that was authorized by the Hiring Incentives to Restore Employment Act of 2010. The new hire retention credit allows an employer a credit of up to $1,000 for each eligible worker that was retained for at least 52 consecutive weeks of qualified employment. Based on credits earned through the second quarter of 2011, the Company has estimated the credits to be realized until the program ends at December 31, 2011. An adverse change in the annual projection of the realized tax credits could have a significant impact on the effective tax rate for the respective period and therefore could negatively impact such period’s results of operations and financial condition.

Consolidated Net Income

As a result of the matters discussed above, consolidated net income for the six month period ended June 30, 2011 decreased to 4.2%, as a percentage of consolidated revenues, compared to 4.3% in the corresponding 2010 period.

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

In accordance with the risk of extending credit, we regularly evaluate our accounts and notes receivable for impairment or loss of value and, when appropriate, will provide in our Allowance for such receivables. We generally follow a policy of reserving for receivables due from clients in bankruptcy, clients with which we are in litigation for collection and other slow paying clients. The reserve is based upon our estimates of ultimate collectability. Correspondingly, once our recovery of a receivable is typically determined through litigation, bankruptcy proceedings or negotiation to be less than the recorded amount on our balance sheet, we will charge-off the applicable amount to the Allowance.

Our methodology for the Allowance is based upon a risk-based evaluation of accounts and notes receivable associated with a client’s ability to make payments. Such Allowance generally consists of an initial amount established based upon criteria generally applied if and when a client account files for bankruptcy, is placed for collection/litigation and/or is considered to be pending collection/litigation. The initial Allowance is adjusted either higher or lower when additional information is available to permit a more accurate estimate of the collectability of an account.

Summarized below for the six month period ended June 30, 2011 and year ended December 31, 2010 are the aggregate account balances for the three Allowance criteria noted above, net write-offs of client accounts, bad debt provision and allowance for doubtful accounts.

Period Ended	Aggregate Account of Balances of Clients in Bankruptcy or in/or Pending Collection/ Litigation	Net Write-offs of Client Accounts	Bad Debt Provision	Allowance for Doubtful Accounts
June 30, 2011	$8,571,000	$1,248,000	$1,500,000	$4,321,000
December 31, 2010	8,550,000	2,771,000	2,200,000	4,069,000

At June 30, 2011, we identified accounts totaling $8,571,000 that require an Allowance based on potential impairment or loss of value. An Allowance totaling $4,321,000 was provided for these accounts at such date. Actual collections of these accounts could differ from that which we currently estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance would decrease net income by $77,000.

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

Accrued Insurance Claims

We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance, which comprises approximately 30% of our liabilities at June 30, 2011. Our accounting for this plan is affected by various uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We address these uncertainties by regularly evaluating our claims’ pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluations are based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/ or industry trends result in an unfavorable change, it would have a material adverse effect on our consolidated results of operations and financial condition. Under these plans, predetermined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.

For workers’ compensation, we record a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of our historical data and open claims. The present value of the payout is determined by applying an 8% discount factor against the estimated value of the claims over the estimated remaining pay-out period. Reducing the discount factor by 1% would reduce net income by approximately $47,000. Additionally, reducing the estimated payout period by six months would result in an approximate $117,000 reduction in net income.

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

Liquidity and Capital Resources

At June 30, 2011, we had cash and cash equivalents, and marketable securities of $76,280,000 and working capital of $183,846,000 compared to December 31, 2010 cash and cash equivalents, and marketable securities of $83,129,000, and working capital of $181,244,000. We view our cash and cash equivalents, and marketable securities as our principal measure of liquidity. Our current ratio at June 30, 2011 increased to 5.9 to 1 compared to 5.5 to 1 at December 31, 2010. This increase resulted primarily from the timing of payments for accrued payroll, accrued and withheld payroll taxes, which was offset by the decrease in cash and cash equivalents and marketable securities. On an historical basis, our operations have generally produced consistent cash flow and have required limited capital resources. We believe our current and near term cash flow positions will enable us to fund our continued anticipated growth.

Operating Activities

The net cash provided by our operating activities was $15,518,000 for the six month period ended June 30, 2011. The principal sources of net cash flows from operating activities for the six month period ended June 30, 2011 were net income, and non-cash charges to operations for bad debt provisions, depreciation and amortization. Additionally, operating activities’ cash flows increased by $8,098,000 as a result of the increases in accrued insurance claims and the decreases in long-term portion of notes receivable and prepaid income taxes for the six month period. These operating cash inflows were offset primarily by the cash outflows of $14,321,000 related to the timing of accrued payroll, accrued and withheld payroll taxes and the increases in accounts and notes receivable, inventories and supplies, and prepaid expenses and other assets primarily due to the revenue growth experienced in this period.

Investing Activities

Our principal source of cash in investing activities for the six month period ended June 30, 2011 was $2,299,000 for the net sales of marketable securities. The net sales of marketable securities were the result of timing for certain proceeds that are expected to be reinvested into similar securities. There were certain net sales of marketable securities that occurred to increase cash and cash equivalents to support the current and expected increase in service agreements with new and existing clients. Additionally, we expended $2,653,000 for the purchase of housekeeping equipment, computer software and equipment, and laundry equipment installations. Under our current plans, which are subject to revision upon further review, it is our intention to spend an aggregate of $500,000 to $1,500,000 during the remainder of 2011 for such capital expenditures.

Financing Activities

During the six month period ended June 30, 2011, we paid regular quarterly cash dividends approximating $20,902,000 as follows:

	Quarter ended
	March 31, 2011	June 30, 2011
Cash dividend per common share	$.15625	$.15750
Total cash dividends paid	$10,402,000	$10,500,000
Record date	February 11	April 22
Payment date	March 4	May 13

Additionally, on July 12, 2011, our Board of Directors declared a regular cash dividend of $.15875 per common share to be paid on August 19, 2011 to shareholders of record as of July 29, 2011.

Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

During the six months ended June 30, 2011, we received proceeds of $1,341,000 from the exercise of stock options by employees. Additionally, as a result of deductions derived from the stock option exercises, we recognized an income tax benefit of $119,000.

Line of Credit

We have a $42,000,000 (increased to $57,000,000 as of July 1, 2011) bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At June 30, 2011, there were no borrowings under the line. However, at such date, we had outstanding a $40,420,000 irrevocable standby letter of credit which relate to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $40,420,000 at June 30, 2011.

The line of credit requires us to satisfy two financial covenants. Such covenants, and their respective status at June 30, 2011, were as follows:

Covenant Description and Requirement	Status at June 30, 2011
Commitment coverage ratio: cash and cash equivalents plus marketable securities must equal or exceed outstanding obligations under the line by a multiple of 1.25	2.23

Tangible net worth: must exceed $140,000,000	$190,961,000

As noted above, we complied with the financial covenants at June 30, 2011 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2012. We believe the line of credit will be renewed at that time.

Accounts and Notes Receivable

We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Congress has enacted a number of laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally dependent on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At June 30, 2011 and December 31, 2010, we had $7,514,000 and $9,269,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

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

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $1,500,000 and $1,050,000 for the six months ended June 30, 2011 and 2010, respectively. These provisions represent approximately .4% and .3% as a percentage of total revenues for such respective periods. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

At June 30, 2011, amounts due from our Major Client represented less than 1% of our accounts receivable balance. If such client changes its payment terms, it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

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

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment purchases, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2011, we estimate that for the remainder of 2011 we will have capital expenditures of approximately $500,000 to $1,500,000 in connection with housekeeping equipment purchases and laundry and linen equipment installations in our clients’ facilities, as well as expenditures relating to internal data processing hardware and software requirements. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would seek to obtain necessary working capital from such sources as long-term debt or equity financing.

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

At June 30, 2011 and December 31, 2010, we had $76,280,000 and $83,129,000, respectively, in cash, cash equivalents and marketable securities. In accordance with U.S. GAAP, the fair value of all of our cash, cash equivalents and marketable securities is determined based on “Level 1” or “Level 2” inputs, which consist of quoted prices whose value is based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Based on their evaluation as of June 30, 2011, pursuant to Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act 13a-15(e) are effective.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by our management, including our Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended June 30, 2011, were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EX-101 XBRL Instance Document
EX-101 XBRL Taxonomy Extension Schema Document
EX-101 XBRL Taxonomy Calculation Linkbase Document
EX-101 XBRL Taxonomy Extension Definition Linkbase Document
EX-101 XBRL Taxonomy Labels Linkbase Document
EX-101 XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE SERVICES GROUP, INC.

July 22, 2011	/s/ Daniel P. McCartney
Date	DANIEL P. McCARTNEY,
Chief Executive Officer (Principal Executive Officer)

July 22, 2011	/s/ Richard W. Hudson
Date	RICHARD W. HUDSON,
Chief Financial Officer and Secretary (Principal Financial Officer)