Form 10-Q
period 2011-09-30
HEALTHCARE SERVICES GROUP INC
filed 2011-10-21
CIK 731012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value: 66,758,000 shares outstanding as of October 20, 2011.

INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	2

Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2011 and 2010	3

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	4

Consolidated Statement of Stockholders’ Equity and Comprehensive Income for the Nine Months Ended September 30, 2011	5

Notes To Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosure About Market Risk	32

Item 4. Controls and Procedures	32

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults Upon Senior Securities	33

Item 4. (Removed and Reserved)	33

Item 5. Other Information	33

Item 6. Exhibits	33

Signatures	34

Exhibits 31.1
Exhibits 31.2
Exhibits 32.1
Exhibits 32.2

EX – 101 XBRL Instance Document
EX – 101 XBRL Taxonomy Extension Schema Document
EX – 101 XBRL Taxonomy Calculation Linkbase Document
EX – 101 XBRL Taxonomy Extension Definition Linkbase Document
EX – 101 XBRL Taxonomy Labels Linkbase Document
EX – 101 XBRL Taxonomy Presentation Linkbase Document

Consolidated Balance Sheets

	(Unaudited)
	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$27,128,000	$39,692,000
Marketable securities, at fair value	41,174,000	43,437,000
Accounts and notes receivable, less allowance for doubtful accounts of $4,758,000 in 2011 and $4,069,000 in 2010	117,292,000	108,426,000
Inventories and supplies	22,195,000	20,614,000
Prepaid income taxes	1,135,000	3,978,000
Prepaid expenses and other	6,808,000	5,628,000

Total current assets	215,732,000	221,775,000
Property and equipment:
Laundry and linen equipment installations	2,044,000	1,886,000
Housekeeping equipment and office furniture	23,564,000	20,111,000
Autos and trucks	299,000	284,000

	25,907,000	22,281,000
Less accumulated depreciation	16,534,000	15,625,000

	9,373,000	6,656,000
GOODWILL	16,955,000	16,955,000
OTHER INTANGIBLE ASSETS, less accumulated amortization of $7,366,000 in 2011 and $5,938,000 in 2010	7,914,000	7,262,000
NOTES RECEIVABLE — long term portion, net of discount	2,443,000	5,055,000
DEFERRED COMPENSATION FUNDING, at fair value	12,387,000	12,080,000
DEFERRED INCOME TAXES — long term portion	8,472,000	8,109,000
OTHER NONCURRENT ASSETS	39,000	42,000

TOTAL ASSETS	$273,315,000	$277,934,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,025,000	$11,434,000
Accrued payroll, accrued and withheld payroll taxes	12,029,000	21,429,000
Other accrued expenses	1,643,000	1,988,000
Deferred income taxes	192,000	604,000
Accrued insurance claims	5,863,000	5,076,000

Total current liabilities	29,752,000	40,531,000
ACCRUED INSURANCE CLAIMS — long term portion	13,681,000	11,845,000
DEFERRED COMPENSATION LIABILITY	12,786,000	12,479,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 69,441,000 shares issued in 2011 and 69,315,000 shares in 2010	694,000	693,000
Additional paid-in capital	104,924,000	100,138,000
Retained earnings	127,090,000	130,993,000
Accumulated other comprehensive income (loss), net of taxes	373,000	(78,000)
Common stock in treasury, at cost, 2,688,000 shares in 2011 and 3,139,000 shares in 2010	(15,985,000)	(18,667,000)

Total stockholders’ equity	217,096,000	213,079,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$273,315,000	$277,934,000

See accompanying notes.

Consolidated Statements of Income

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$218,929,000	$195,114,000	$638,826,000	$571,868,000
Operating costs and expenses:
Costs of services provided	188,041,000	168,384,000	549,768,000	492,196,000
Selling, general and administrative	14,344,000	14,488,000	46,635,000	41,539,000
Other income/(loss):
Investment and interest	(1,355,000)	1,182,000	(178,000)	1,549,000

Income before income taxes	15,189,000	13,424,000	42,245,000	39,682,000
Income taxes	5,193,000	4,255,000	14,654,000	14,364,000

Net income	$9,996,000	$9,169,000	$27,591,000	$25,318,000

Basic earnings per common share	$0.15	$0.14	$0.41	$0.38

Diluted earnings per common share	$0.15	$0.14	$0.41	$0.38

Cash dividends per common share	$0.16	$0.15	$0.47	$0.44

Weighted average number of common shares outstanding
Basic	66,710,000	66,039,000	66,544,000	65,946,000

Diluted	67,530,000	67,079,000	67,510,000	67,016,000

See accompanying notes.

Consolidated Statements of Cash Flows

	(Unaudited) For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$27,591,000	$25,318,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,123,000	2,725,000
Bad debt provision	2,100,000	1,550,000
Change in deferred income taxes	(774,000)	(2,685,000)
Share-based compensation expense	1,630,000	947,000
Amortization of premium on marketable securities	735,000	623,000
Unrealized loss on marketable securities	377,000	849,000
Unrealized (gain) loss on deferred compensation fund investments	984,000	(476,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	(10,967,000)	(5,557,000)
Inventories and supplies	(1,582,000)	(1,883,000)
Prepaid income taxes	2,843,000	—
Prepaid expenses and other assets	(1,177,000)	1,809,000
Notes receivable - long term portion	2,613,000	(1,461,000)
Deferred compensation funding	(1,291,000)	(1,250,000)
Accounts payable and other accrued expenses	(1,664,000)	(2,529,000)
Accrued payroll, accrued and withheld payroll taxes	(8,484,000)	(8,499,000)
Income taxes payable	—	180,000
Accrued insurance claims	2,623,000	3,960,000
Deferred compensation liability	707,000	2,055,000

Net cash provided by operating activities	19,387,000	15,676,000

Cash flows from investing activities:
Proceeds from disposals of fixed assets	20,000	44,000
Additions to property and equipment	(4,431,000)	(2,537,000)
Purchases of marketable securities	(17,276,000)	(33,963,000)
Sales of marketable securities	18,877,000	40,792,000
Cash paid for acquisition	(1,000,000)	—

Net cash provided by (used in) investing activities	(3,810,000)	4,336,000

Cash flows from financing activities:
Dividends paid	(31,494,000)	(29,025,000)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	98,000	89,000
Tax benefit from equity compensation plans	1,175,000	1,262,000
Proceeds from the exercise of stock options	2,080,000	2,470,000

Net cash used in financing activities	(28,141,000)	(25,204,000)

Net decrease in cash and cash equivalents	(12,564,000)	(5,192,000)
Cash and cash equivalents at beginning of the period	39,692,000	31,301,000

Cash and cash equivalents at end of the period	$27,128,000	$26,109,000

Supplementary Cash Flow Information:
Income taxes cash payments, net of refunds	$11,440,000	$15,607,000

Issuance of 76,000 and 73,000 shares in 2011 and 2010, respectively, of Common Stock pursuant to Employee Stock Plans	$1,233,000	$1,047,000

See accompanying notes.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(Unaudited)

	For the Nine Months Ended September 30, 2011
	Common Stock Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Total Retained Earnings	Treasury Stock	Stockholders’ Equity
Balance, December 31, 2010	69,315,000	$693,000	$100,138,000	$(78,000)	$130,993,000	$(18,667,000)	$213,079,000
Comprehensive income:
Net income for the period					27,591,000		27,591,000
Unrealized gain on available for sale marketable securities, net of taxes				451,000			451,000

Comprehensive income							28,042,000
Exercise of stock options and other share-based compensation, net of 7,000 shares tendered for payment	126,000	1,000	81,000			1,998,000	2,080,000
Tax benefit arising from stock option transactions			1,175,000				1,175,000
Share-based compensation expense — stock options			1,402,000				1,402,000
Treasury shares issued for Deferred Compensation Plan funding and redemptions (5,000 shares)			367,000			34,000	401,000
Shares issued pursuant to Employee Stock Plans (76,000 shares)			782,000			451,000	1,233,000
Cash dividends — $.47 per common share					(31,494,000)		(31,494,000)
Shares issued pursuant to Dividend Reinvestment Plan (6,000 shares)			61,000			37,000	98,000
Shares issued pursuant to Acqusition (27,000 shares)			918,000			162,000	1,080,000

Balance, September 30, 2011	69,441,000	$694,000	$104,924,000	$373,000	$127,090,000	$(15,985,000)	$217,096,000

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Reporting

The accompanying financial statements are unaudited and do not include certain information and note disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. However, in our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 2010 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 2010. The financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year.

As of September 30, 2011, we operate one wholly-owned subsidiary, Huntingdon Holdings, Inc. (“Huntingdon”). Huntingdon invests our cash and cash equivalents, and manages our portfolio of marketable securities.

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

Goodwill by reportable operating segment, as described in Note 5 herein, was approximately $14,894,000 and $2,061,000 for Housekeeping and Dietary, respectively, as of both September 30, 2011 and December 31, 2010.

The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 7 and 8 years). The following table sets forth the amounts of our identifiable intangible assets subject to amortization, which were acquired in acquisitions.

	September 30, 2011	December 31, 2010
Customer relationships	$14,480,000	$12,400,000
Non-compete agreements	800,000	800,000

Total other intangibles, gross	$15,280,000	$13,200,000
Less accumulated amortization	(7,366,000)	(5,938,000)

Other intangibles, net	$7,914,000	$7,262,000

The customer relationships have a weighted-average amortization period of seven years and the non-compete agreements have a weighted-average amortization period of eight years. The following table sets forth the estimated amortization expense for intangibles subject to amortization for the balance of 2011 and the subsequent five fiscal years:

Period/Year	Customer Relationships	Non-Compete Agreements	Total
October 1 to December 31, 2011	$517,000	$25,000	$542,000
2012	2,069,000	100,000	2,169,000
2013	1,750,000	100,000	1,850,000
2014	1,112,000	67,000	1,179,000
2015	1,112,000	—	1,112,000
2016	569,000	—	569,000

Amortization expense for the three and nine month periods ended September 30, 2011 were $492,000 and $1,428,000, respectively.

Note 3 – Fair Value Measurements and Marketable Securities

We, in accordance with U.S. GAAP, define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Effective January 1, 2008, we elected the fair value option for certain of our marketable securities purchased since such adoption. Management initially elected the fair value option for certain of our marketable securities because it views such investment securities as highly liquid and available to be drawn upon for working capital purposes making them similar to its cash and cash equivalents. Accordingly, we record net unrealized gain or loss in the other income (loss) - investment and interest caption in our consolidated income statements for such investments. We have not elected the fair value option for marketable securities acquired after December 31, 2009. Although these assets continue to be highly liquid and available, we do not believe these assets are representative of our operating activities. These assets are representative of our investing activities, and they will be available for future needs of the Company to support its current and projected growth.

Certain of our assets and liabilities are reported at fair value in the accompanying balance sheets. Such assets and liabilities include cash and cash equivalents, marketable securities, accounts and notes receivable, accounts payable, income taxes payable and other accrued expenses. The following tables provide fair value measurement information for our marketable securities and deferred compensation fund investment assets as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Marketable securities
Municipal bonds	$41,174,000	$41,174,000	$—	$41,174,000	$—
Equity securities - Deferred comp fund
Money Market	$2,796,000	$2,796,000	$—	$2,796,000	$—
Large Cap Value	2,371,000	2,371,000	2,371,000	—	—
Large Cap Growth	2,011,000	2,011,000	2,011,000	—	—
Small Cap Value	1,072,000	1,072,000	1,072,000	—	—
Fixed income	1,266,000	1,266,000	1,266,000	—	—
Speciality	766,000	766,000	766,000	—	—
International	537,000	537,000	537,000	—	—
Balanced and Lifestyle	686,000	686,000	686,000	—	—
Large Cap Blend	471,000	471,000	471,000	—	—
Mid Cap Growth	318,000	318,000	318,000	—	—
Small Cap Growth	47,000	47,000	47,000	—	—
Mid Cap Value	46,000	46,000	46,000	—	—

Equity securities - Deferred comp fund	$12,387,000	$12,387,000	$9,591,000	$2,796,000	$—

	As of December 31, 2010
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Marketable securities
Municipal bonds	$43,437,000	$43,437,000	$—	$43,437,000	$—
Equity securities - Deferred comp fund
Money Market	$2,737,000	$2,737,000	$—	$2,737,000	$—
Large Cap Value	2,433,000	2,433,000	2,433,000	—	—
Large Cap Growth	2,106,000	2,106,000	2,106,000	—	—
Small Cap Value	1,152,000	1,152,000	1,152,000	—	—
Fixed Income	987,000	987,000	987,000	—	—
Specialty	712,000	712,000	712,000	—	—
Balanced and Lifestyle	566,000	566,000	566,000	—	—
International	572,000	572,000	572,000	—	—
Large Cap Blend	444,000	444,000	444,000	—	—
Mid Cap Growth	371,000	371,000	371,000	—	—

Equity securities - Deferred comp fund	$12,080,000	$12,080,000	$9,343,000	$2,737,000	$—

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

For the three and nine month periods ended September 30, 2011, the other income (loss) - investment and interest caption on our consolidated statements of income includes unrealized losses from marketable securities of $125,000 and $377,000, respectively, for investments recorded under the fair value option. For the three and nine month periods ended September 30, 2010, the other income (loss) - investment and interest caption on our consolidated statements of income includes unrealized losses from marketable securities of $191,000 and $849,000, respectively, for investments recorded under the fair value option.

For the three and nine month periods ended September 30, 2011, the accumulated other comprehensive income on our consolidated balance sheet and stockholders’ equity includes unrealized gains from marketable securities of $76,000 and $451,000, respectively, related to marketable securities that are not recognized under the fair value option in accordance with U.S. GAAP. For the three and nine month periods ended September 30, 2010, the accumulated other comprehensive income on our consolidated balance sheet and stockholders’ equity includes unrealized gains from marketable securities of $120,000 and $152,000, respectively, related to marketable securities that are not recognized under the fair value option in accordance with U.S. GAAP.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-than- temporary Impairments
September 30, 2011
Type of security:
Municipal bonds	$6,220,000	$191,000	$—	$6,411,000	$—
Municipal bonds - available for sale	34,390,000	385,000	(12,000)	34,763,000	—

Total debt securities	$40,610,000	$576,000	$(12,000)	$41,174,000	$—

December 31, 2010
Type of security:
Municipal bonds	$18,029,000	$568,000	$—	$18,597,000	$—
Municipal bonds - available for sale	24,918,000	—	(78,000)	24,840,000	—

Total debt securities	$42,947,000	$568,000	$(78,000)	$43,437,000	$—

The following table provides the contractual maturities of available for sale investments held at September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
Maturing in one year or less	$4,266,000	$313,000
Maturing after one year through three years	23,319,000	22,325,000
Maturing after three years	7,178,000	2,202,000

Total debt securities - available for sale	$34,763,000	$24,840,000

Note 4 – Other Contingencies

We have a $57,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At September 30, 2011, there were no borrowings under the line of credit. However, at such date, we had outstanding a $40,420,000 irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $40,420,000 at September 30, 2011. The line of credit requires us to satisfy two financial covenants. We are in compliance with the financial covenants at September 30, 2011 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2012. We believe the line of credit will be renewed at that time.

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

As a result of the current economic crisis, many states have significant budget deficits. State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their Medicaid programs. In addition, comprehensive health care legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “Act”) was signed into law in March 2010. The Act will significantly impact the governmental healthcare programs in which our clients participate, and reimbursements received thereunder from governmental or third-party payors. In July of 2011, Centers for Medicare and Medicaid Services (“CMS”) issued a final rule that will reduce Medicare payments to nursing centers by 11.1% and change the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries. This new rule was effective as of October 1, 2011. Furthermore, in the coming year and beyond, new proposals or additional changes in existing regulations could be made to the Act which could directly impact the governmental reimbursement programs in which our clients participate. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying or foregoing those increases. A few states have indicated it is possible they will run out of cash to pay Medicaid providers, including nursing homes. Any negative changes in our clients’ reimbursements may negatively impact our results of operations. Although we are currently evaluating the Act’s effect on our client base, we may not know the full effect until such time as these laws are fully implemented and CMS and other agencies issue applicable regulations or guidance.

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

Housekeeping provides services in the United States and Canada, although essentially all of its revenues and net income, 99% in both categories, are earned in the United States. Dietary provides services solely in the United States.

	Housekeeping Services	Dietary Services	Corporate and Eliminations		Total
Three Months Ended September 30, 2011
Revenues	$164,095,000	$54,582,000	$252,000	(1)	$218,929,000
Income before income taxes	14,707,000	2,663,000	(2,181,000	)(1)	15,189,000
Three Months Ended September 30, 2010
Revenues	$151,265,000	$43,771,000	$78,000	(1)	$195,114,000
Income before income taxes	14,040,000	1,558,000	(2,174,000	)(1)	13,424,000
Nine Months Ended September 30, 2011
Revenues	$479,238,000	$159,136,000	$452,000	(1)	$638,826,000
Income before income taxes	48,097,000	8,653,000	(14,505,000	)(1)	42,245,000
Nine Months Ended September 30, 2010
Revenues	$441,680,000	$130,145,000	$43,000	(1)	$571,868,000
Income before income taxes	43,390,000	5,867,000	(9,575,000	)(1)	39,682,000

(1)

Represents primarily corporate office cost and related overhead, recording of transactions at the reportable segment level which use methods other than U.S. GAAP and consolidated subsidiaries’ operating expenses that are not allocated to the reportable segments, net of investment and interest income (loss).

Total Consolidated Revenues from Clients

The following revenues earned from clients represent their reporting in accordance with U.S. GAAP and differ from segment revenues reported above due to the inclusion of adjustments used for segment reporting purposes by management as noted on the previous page’s table. We earned total revenues from clients in the following service categories:

	Three Months Ended September 30,
	2011	2010
Housekeeping services	$110,620,000	$101,118,000
Laundry and linen services	52,991,000	49,493,000
Dietary services	54,784,000	43,883,000
Maintenance services and other	534,000	620,000

	$218,929,000	$195,114,000

	Nine Months Ended September 30,
	2011	2010
Housekeeping services	$323,082,000	$296,453,000
Laundry and linen services	154,431,000	143,619,000
Dietary services	159,556,000	130,085,000
Maintenance services and other	1,757,000	1,711,000

	$638,826,000	$571,868,000

Major Client

We have one client, a nursing home chain (“Major Client”), which accounted for the respective percentages of our revenues as detailed below:

	Three Months Ended September 30,
	2011	2010
Total revenues	9%	11%
Housekeeping	10%	11%
Dietary services	5%	9%

	Nine Months Ended September 30,
	2011	2010
Total revenues	9%	11%
Housekeeping	11%	11%
Dietary services	5%	9%

Additionally, at both September 30, 2011 and December 31, 2010, amounts due from the Major Client represented less than 1% of our accounts receivable balance. The loss of the Major Client, or a significant reduction in revenues from such client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Note 6 – Earnings Per Common Share

A reconciliation of the numerator and denominator of basic and diluted earnings per common share is as follows:

	Three months ended September 30, 2011
	Income (Numerator)	Shares (Denominator)	Per-share Amount
Net income	$9,996,000

Basic earnings per common share	$9,996,000	66,710,000	$.15
Effect of dilutive securities:
Options		820,000	—

Diluted earnings per common share	$9,996,000	67,530,000	$.15

	Three months ended September 30, 2010
	Income (Numerator)	Shares (Denominator)	Per-share Amount
Net income	$9,169,000

Basic earnings per common share	$9,169,000	66,039,000	$.14
Effect of dilutive securities:
Options		1,040,000	—

Diluted earnings per common share	$9,169,000	67,079,000	$.14

	Nine Months ended September 30, 2011
	Income (Numerator)	Shares (Denominator)	Per-share Amount
Net income	$27,591,000

Basic earnings per common share	$27,591,000	66,544,000	$.41
Effect of dilutive securities:
Options		966,000	—

Diluted earnings per common share	$27,591,000	67,510,000	$.41

	Nine Months ended September 30, 2010
	Income (Numerator)	Shares (Denominator)	Per-share Amount
Net income	$25,318,000

Basic earnings per common share	$25,318,000	65,946,000	$.38
Effect of dilutive securities:
Options		1,070,000	—

Diluted earnings per common share	$25,318,000	67,016,000	$.38

During the three and nine month periods ended September 30, 2011, options to purchase 1,001,000 and 501,000 shares of common stock, respectively, having an average exercise price of approximately $15.22 and $16.09 per common share, respectively, were outstanding but not included in the computation of diluted earnings per common share because the exercise price of those options were greater than the average market price of the common shares, and therefore, would be anti-dilutive.

No outstanding options were excluded from the computations of diluted earnings per common share for the three and nine month periods ended September 30, 2010 as no options have an exercise price in excess of the average market value of our common stock at September 30, 2010.

Note 7 – Comprehensive Income

For the three and nine month periods ended September 30, 2011 and 2010, the components of comprehensive income were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$9,996,000	$9,169,000	$27,591,000	$25,318,000
Other comprehensive income:
Unrealized gain on available for sale marketable securities, net of taxes	76,000	120,000	451,000	152,000

Comprehensive income	$10,072,000	$9,289,000	$28,042,000	$25,470,000

Note 8 – Dividends

During the nine month period ended September 30, 2011, we paid regular quarterly cash dividends approximating $31,494,000 as follows:

	Three months ended
	March 31, 2011	June 30, 2011	September 30, 2011
Cash dividend per common share	$.15625	$.15750	$.15880
Total cash dividends paid	$10,402,000	$10,500,000	$10,592,000
Record date	February 11	April 22	July 29
Payment date	March 4	May 13	August 19

Additionally, on October 11, 2011, our Board of Directors declared a regular cash dividend of $.16 per common share to be paid on November 18, 2011 to shareholders of record as of October 28, 2011.

Note 9 – Share-Based Compensation

Stock Options

During the nine month period ended September 30, 2011, the stock option activity under our 2002 Stock Option Plan, 1995 Incentive and Non-Qualified Stock Option Plan for key employees, and 1996 Non-Employee Director’s Stock Option Plan (collectively the “Stock Option Plans”), was as follows:

	Weighted Average Price	Number of Shares	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2011	$9.13	3,002,000
Granted	16.11	510,000
Cancelled	9.13	(71,000)
Exercised	4.70	(469,000)

Outstanding, September 30, 2011	$10.97	2,972,000	6.25	$15,370,000

Options exercisable as of September 30, 2011		1,418,000	4.18	$12,062,000

The weighted average fair value of options granted during the 2011 and 2010 nine month periods ended September 30 was $3.26 and $3.98, respectively. The following table summarizes information about stock options outstanding at September 30, 2011.

					Options
	Options Outstanding				Exercisable
Exercise Price Range	Number Outstanding	Average Remaining Contractual Life	Weighted Average Exercise price	Number Exercisable	Weighted Average Exercise Price
$1.83 - 2.50	199,000	1.12	$2.43	199,000	$2.43
3.68 - 3.68	358,000	2.24	3.69	358,000	3.69
6.07 - 6.07	300,000	3.24	6.07	300,000	6.07
10.39 - 10.39	516,000	7.27	10.39	185,000	10.39
$13.93 - 16.11	1,599,000	8.02	14.77	376,000	14.05

	2,972,000	6.25	$10.97	1,418,000	$7.63

Other information pertaining to option activity during the nine month periods ended September 30, 2011 and 2010 was as follows:

	September 30, 2011	September 30, 2010
Weighted average grant-date fair value of stock options granted:	$1,477,000	$2,176,000
Total fair value of stock options vested:	$1,015,000	$681,000
Total intrinsic value of stock options exercised:	$4,736,000	$3,738,000
Total pre-tax share-based compensation expense charged against income:	$1,402,000	$740,000
Total unrecognized compensation expense related to non-vested options:	$4,015,000	$3,631,000

Under our Stock Option Plans at September 30, 2011, in addition to the 2,972,000 shares issuable pursuant to outstanding options, an additional 5,882,000 shares of our Common Stock are available for future grants. Options outstanding and exercisable were granted at exercise prices which were not less than the fair market value of our Common Stock on the date the options were granted and no option has a term in excess of ten years. Additionally, with the exception of the options granted in years 2008 through 2011, options became vested and exercisable either on the date of grant or commencing six months after the option grant date. The options granted in 2008 through 2011 become vested and exercisable ratably over a five year period commencing one year after the grant date, on each anniversary date of the option grant.

At September 30, 2011, the total unrecognized compensation expense related to non-vested options, as reported above, was expected to be recognized through the fourth quarter of 2015 for the options granted in 2011 and the fourth quarter of 2014 for the options granted in 2010. The fair value of options granted in 2011 and 2010 was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	2011	2010
Risk-free interest rate	2.6%	2.5%
Expected volatility	27.4%	42.1%
Weighted average expected life in years	7.4	4.5
Dividend yield	3.7%	3.5%

Employee Stock Purchase Plan

Total pre-tax share-based compensation expense charged against income for the three and nine month periods ended September 30, 2011 and 2010 for options granted under our Employee Stock Purchase Plan (“ESPP”) was as follows:

	Three Months Ended September 30,
	2011	2010
ESPP compensation expense	$69,000	$63,000

	Nine Months Ended September 30,
	2011	2010
ESPP compensation expense	$228,000	$207,000

It is estimated, at this time, that the expense attributable to such share-based payments in each of the subsequent quarters of 2011 will approximate the amount recorded in the preceding 2011 quarter. However, such future expense related to our ESPP will be impacted by, and be dependent on the change in our stock price over the remaining period up to the December 31, 2011 measurement date.

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

Note 10 – Related Party Transactions

The brother of a former officer and director (“Related Party”) had ownership interests in several different client facilities which had entered into service agreements with us. In the three month and nine month periods ended September 30, 2011, we did not have any active services agreements with these facilities. For the three and nine month periods ended September 30, 2010, the service agreements with the client facilities in which the Related Party had ownership interests resulted in revenues of approximately $109,000 and $525,000, respectively. At September 30, 2011, we did not have any outstanding receivables from the Related Party as a result of the write-offs related to the completion of these facilities’ bankruptcy proceedings that occurred during the first quarter of 2011. At December 31, 2010, accounts receivable from such facilities of $750,000 are included in the accompanying consolidated balance sheet.

Another of our directors is a member of a law firm which is retained by us. In each of the nine month periods’ ended September 30, 2011 and 2010, fees received from us by such firm did not exceed $100,000. Additionally, such fees did not exceed, in either three or nine month periods, 5% of such firm’s revenues.

Note 11 – Income Taxes

For the nine month period ended September 30, 2011, our effective tax rate was 34.7%, a decrease from the 36.2% effective tax rate for the comparable 2010 period. In order to determine our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on estimated taxable income and statutory tax rates in the various jurisdictions that we operate. Differences between the effective tax rates and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes and tax credits available to the Company. The decrease in the effective tax rate is primarily due to an increase in estimated tax credits for 2011. The Company currently and through the remainder of 2011, expects to continue to realize tax credits from, among other tax credits available, the New Hire Retention Credit (the “NHR Credit”). The NHR Credit is a one-time general business credit at the Federal level that was authorized by the Hiring Incentives to Restore Employment Act of 2010. The NHR Credit allows an employer a credit of up to $1,000 for each eligible worker that was retained for at least 52 consecutive weeks of qualified employment. The Company has estimated the NHR Credit to be realized until the program ends at December 31, 2011 and accordingly reflected its impact in our income tax provision for the 2011 nine month period. An adverse change in the annual projection of the realized tax credits could have a significant impact on the effective tax rate for the respective periods and therefore negatively impact such period’s results of operations and financial condition.

We account for income taxes using the asset and liability method, which results in recognizing income tax expense based on the amount of income taxes payable or refundable for the current year. Additionally, we evaluate regularly the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2007 through 2010 (with regard to U.S. federal income tax returns) and December 31, 2006 through 2010 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2011.

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

Note 12 – Recently Issued Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) amended the guidance on the testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently evaluating this guidance, but does not expect the adoption to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe our adoption of the new guidance in the first quarter of fiscal 2012 will have an impact on our consolidated financial position, results of operations or cash flows.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

This release and any schedules incorporated by reference into it may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; one client accounting for approximately 9% of revenues in the nine month period ended September 30, 2011; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services; and the risk factors described in our Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010 in Part I thereof under “Government Regulation of Clients,” “Competition” and “Service Agreements/Collections,” and under Item IA “Risk Factors.” Many of our clients’ revenues are highly contingent on Medicare and Medicaid reimbursement funding rates, which Congress and related agencies have affected through the enactment of a number of major laws and regulations during the past decade, including the March 2010 enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Most recently, on July 29, 2011, the United States Center for Medicare Services issued final rulings which, among other things, will reduce Medicare payments to nursing centers by 11.1% and change the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries. Currently, the U.S. Congress is considering further changes or revising legislation relating to health care in the United States which, among other initiatives, may impose cost containment measures impacting our clients. These laws and proposed laws and forthcoming regulations have significantly altered, or threaten to alter, overall government reimbursement funding rates and mechanisms. The overall effect of these laws and trends in the long-term care industry has affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing services could not be passed on to our clients.

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

RESULTS OF OPERATIONS

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of September 30, 2011 and December 31, 2010 and the periods then ended and the notes accompanying those financial statements.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe that we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to approximately 2,670 facilities in 47 states as of September 30, 2011. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, clients are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

We primarily provide our services pursuant to full service agreements with our clients. In such agreements, we are responsible for the day to day management of the department managers and hourly employees located at our clients’ facilities. We also provide services on the basis of management-only agreements for a very limited number of clients. Our agreements with clients typically provide for renewable one year service terms, cancelable by either party upon 30 to 90 days’ notice after the initial 90-day period.

We are organized into two reportable segments; housekeeping, laundry, linen and other services (“Housekeeping”), and dietary department services (“Dietary”). At September 30, 2011, Housekeeping is being provided at essentially all of our approximately 2,670 client facilities, generating approximately 75% or $479,270,000 of the total revenues for the nine month period ended September 30, 2011. Dietary is being provided to approximately 430 client facilities at September 30, 2011 and contributed approximately 25% or $159,556,000 of revenues for the nine month period ended September 30, 2011.

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

Consolidated Operations

The following table sets forth, for the periods indicated, the percentage which certain items bear to consolidated revenues:

	Relation to Consolidated Revenues
	For the Three Months Ended September 30,		For the Nine Month Period Ended September 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	85.9%	86.3%	86.1%	86.1%
Selling, general and administrative	6.6%	7.4%	7.3%	7.3%
Investment and interest income/(loss)	(0.6)%	0.6%	(0.0)%	0.3%

Income before income taxes	6.9%	6.9%	6.6%	6.9%
Income taxes	2.3%	2.2%	2.3%	2.5%

Net income	4.6%	4.7%	4.3%	4.4%

Subject to the factors noted in the Cautionary Statement Regarding Forward Looking Statements included in this report, we anticipate our financial performance for the remainder of 2011 may be comparable to the percentages presented in the above table as they relate to consolidated revenues.

Housekeeping is our largest and core reportable segment, representing approximately 75% of consolidated revenues for the three and nine month periods ended September 30, 2011. Dietary revenues represent approximately 25% of consolidated revenues for the three and nine month periods ended September 30, 2011.

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

2011 Third Quarter Compared with 2010 Third Quarter

The following table sets forth the 2011 third quarter income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage increases of each compared to 2010 third quarter amounts. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles.

				Reportable Segments
	Consolidated	% incr./ (decr.)	Corporate and Eliminations	Housekeeping Amount	% incr.	Dietary Amount	% incr.
Revenues	$218,929,000	12.2%	$252,000	$164,095,000	8.5%	$54,582,000	24.7%
Cost of services provided	188,041,000	11.7	(13,266,000)	149,388,000	8.9	51,919,000	23.0
Selling, general and administrative	14,344,000	(1.0)	14,344,000	—	—	—	—
Investment and interest income	(1,355,000)	(214.6)	(1,355,000)	—	—	—	—
Income before income taxes	$15,189,000	13.1%	$(2,181,000)	$14,707,000	4.8%	$2,663,000	70.9%

Revenues

Consolidated

Consolidated revenues increased 12.2% to $218,929,000 in the 2011 third quarter compared to $195,114,000 in the 2010 third quarter as a result of the factors discussed below under Reportable Segments.

Our Major Client accounted for approximately 9% and 11% of consolidated revenues in the three month periods ended September 30, 2011 and 2010, respectively. The loss of such client would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Reportable Segments

Housekeeping’s 8.5% net growth in reportable segment revenues resulted primarily from an increase in revenues attributable to service agreements entered into with new clients.

Dietary’s 24.7% net growth in reportable segment revenues is primarily a result of providing this service to existing Housekeeping clients.

We derived 10% and 5%, respectively, of Housekeeping and Dietary’s revenue for the three month period ended September 30, 2011 from our Major Client.

Costs of services provided

Consolidated

Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues for the 2011 third quarter decreased to 85.9% from the 86.3% recognized in the corresponding 2010 quarter. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance. In addition, see the discussion below on Reportable Segments which provides additional details to explain the slight decrease in consolidated costs of services provided.

Cost of Services Provided-Key Indicators	2011%	2010%	Decr%
Bad debt provision	0.3	0.3	—
Workers’ compensation and general liability insurance	3.0	4.6	(1.6)

The bad debt provision was consistent as a percentage of revenue for the three month periods ended September 30, 2011 and 2010. The workers’ compensation and general liability insurance decreased as a result of more favorable claims’ experience during the year compared to the comparable 2010 period.

Reportable Segments

Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for the 2011 third quarter increased to 91.0% from 90.7% compared to the corresponding 2010 quarter. Cost of services provided for Dietary, as a percentage of Dietary revenues, for the 2011 third quarter decreased to 95.1% from 96.4% in the corresponding 2010 quarter.

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues, which we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators	2011%	2010%	Incr (Decr)%
Housekeeping labor and other labor costs	81.1	81.1	—
Housekeeping supplies	7.2	7.0	0.2
Dietary labor and other labor costs	52.6	53.8	(1.2)
Dietary supplies	39.3	39.6	(0.3)

Housekeeping labor and other labor costs, as a percentage of Housekeeping revenues, was consistent for the three months ended September 30, 2011 compared to the corresponding quarter of last year. The increase in Housekeeping supplies, as a percentage of Housekeeping revenues, resulted primarily from an increase in the number of clients where we provide an expanded amount of housekeeping supplies under the terms of our service agreements as compared to what we have historically provided to our client base.

The decrease in Dietary labor and other labor costs, as a percentage of Dietary revenues, resulted from efficiencies in managing these costs at the facility level. The decrease in Dietary supplies, as a percentage of Dietary revenues, is primarily the result of more favorable vendor pricing programs obtained through further consolidation of dietary supply vendors.

Although we recognized decreases in Dietary labor and supplies as a percentage of Dietary revenue in comparing the third quarter of 2011 versus 2010, there were increases in housekeeping supplies, as well as increases in other cost components within cost of services provided. The net effect of these factors resulted in a decrease in the consolidated costs of services as a percentage of revenues in comparing the periods.

Consolidated Selling, General and Administrative Expense

			Three months ended
			September 30, 2011	September 30, 2010	% Growth
Selling, general and administrative expense excluding deferred compensation fund change	(a	)	$15,875,000	$13,642,000	16.4%
Gain/(loss) deferred compensation fund			(1,531,000)	846,000	(281.0)%

Consolidated selling, general and administrative expense	(b	)	$14,344,000	$14,488,000	(1.0)%

(a)	Consolidated selling, general and administrative expense excluding the change in the market value of the Deferred Compensation Fund.
(b)	Consolidated selling, general and administrative expense reported for the period presented.

In line with our growth in consolidated revenues of 12.2%, 2011 third quarter selling, general and administrative expenses excluding the deferred compensation fund change increased 16.4% or $2,233,000 compared to the 2010 third quarter. Selling, general and administrative expenses (excluding the impact of the deferred compensation fund), increased to 7.3% for the third quarter of 2011 from 7.0% of consolidated revenues as compared to the 2010 third quarter. This percentage increase resulted primarily from an increase in our payroll and payroll related expenses, travel related costs and professional fees. The percentage increase in payroll and payroll related costs resulted from the development of additional management structure in advance of the current and expected new business. The increase in travel costs is primarily due to development of new business and costs incurred to start new facilities.

Consolidated Investment and Interest Income (Loss)

Investment and interest income (loss), as a percentage of consolidated revenues, decreased to (.6%) of consolidated revenues in the 2011 third quarter compared to income of .6% of consolidated revenues in the corresponding 2010 quarter. The net decrease is primarily attributable to a decrease in the market value of the investments in the deferred compensation fund recognized in the 2011 third quarter compared to a net increase in the market value of investments held in the deferred compensation fund in the corresponding 2010 quarter.

Income before Income Taxes

Consolidated

As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for the 2011 and 2010 third quarter remained consistent at 6.9%, as a percentage of consolidated revenues.

Reportable Segments

Housekeeping’s 4.8% increase in income before income taxes is attributable to the gross profit earned on the 8.5% increase in reportable segment revenues that were partially offset by increases in housekeeping supplies as a percentage of Housekeeping revenues.

Dietary’s income before income taxes increase of 70.9% on a reportable segment basis is primarily attributable to the gross profit earned on the 24.7% increase in reportable segment revenues. Additionally, the increase in gross profit over the growth in revenue was primarily attributable to the decrease in labor and labor related costs and dietary supply costs as a percentage of Dietary revenues.

Consolidated Income Taxes

For the three month period ended September 30, 2011, our effective tax rate was 34.2%, an increase from the 31.7% effective tax rate for the comparable 2010 period. In order to determine our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on estimated taxable income and statutory tax rates in the various jurisdictions that we operate. Differences between the effective tax rates and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes and tax credits available to the Company. The increase in the effective tax rate is primarily due to tax credits realized, for the 2010 three month period, upon filing the 2009 income tax return, in the 2010 third quarter, compared to estimated tax credits for previous fiscal period. This increase was offset by an increase in estimated tax credits for 2011. The Company currently and through the remainder of 2011, expects to continue to realize tax credits from, among other tax credits available, the New Hire Retention Credit (the “NHR Credit”). The NHR Credit is a one-time general business credit at the Federal level that was authorized by the Hiring Incentives to Restore Employment Act of 2010. The NHR Credit allows an employer a credit of up to $1,000 for each eligible worker that was retained for at least 52 consecutive weeks of qualified employment. The Company has estimated the NHR Credit to be realized until the program ends at December 31, 2011 and accordingly reflected its impact in our income tax provision for the 2011 nine month period. An adverse change in the annual projection of the realized tax credits could have a significant impact on the effective tax rate for the respective periods and therefore negatively impact such period’s results of operations and financial condition.

Consolidated Net Income

As a result of the matters discussed above, consolidated net income for the 2011 third quarter decreased slightly to 4.6%, as a percentage of consolidated revenues, compared to 4.7% in the 2010 third quarter.

2011 Nine Month Period Compared with 2010 Nine Month Period

The following table sets forth the key income statement components for the nine month period ended September 30, 2011 that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage increases of each compared to the nine month period ended September 30, 2010 amounts. The difference between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles.

				Reportable Segments
	Consolidated	% incr./ (decr.)	Corporate and Eliminations	Housekeeping Amount	% incr.	Dietary Amount	% incr.
Revenues	$638,826,000	11.7%	$452,000	$479,238,000	8.5%	$159,136,000	22.3%
Cost of services provided	549,768,000	11.7	(31,856,000)	431,141,000	8.2	150,483,000	21.1
Selling, general and administrative	46,635,000	12.3	46,635,000	—	—	—	—
Investment and interest income	(178,000)	(111.5)	(178,000)	—	—	—	—
Income before income taxes	$42,245,000	6.5%	$(14,505,000)	$48,097,000	10.8%	$8,653,000	47.5%

Revenues

Consolidated

Consolidated revenues increased 11.7% to $638,826,000 in the nine month period ended September 30, 2011 compared to $571,868,000 in the corresponding period in 2010 as a result of the factors discussed below under Reportable Segments.

Our Major Client accounted for approximately 9% and 11%, respectively, of consolidated revenues in the nine month periods ended September 30, 2011 and 2010, respectively. The loss of such client would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Reportable Segments

Housekeeping’s 8.5% net growth in reportable segment revenues resulted primarily from an increase in revenues attributable to service agreements entered into with new clients.

Dietary’s 22.3% net growth in reportable segment revenues is primarily a result of providing this service to existing Housekeeping clients.

We derived 11% and 5%, respectively, of Housekeeping and Dietary’s revenue for the nine month period ended September 30, 2011 from our Major Client.

Costs of services provided

Consolidated

Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues in comparing the nine month periods ended September 30, 2011 and 2010 was consistent at 86.1%. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance. In addition, see the discussion below on Reportable Segments which provides additional details to explain the consistent level of consolidated costs of services provided.

Cost of Services Provided-Key Indicators	2011%	2010%	Decr%
Bad debt provision	0.3	0.3	—
Workers’ compensation and general liability insurance	3.5	3.9	(0.4)

As a percentage of consolidated revenues, the bad debt provision was consistent between the nine months periods ended September 30, 2011 and 2010. The workers’ compensation and general liability insurance decreased as a percentage of consolidated revenues as a result of more favorable claims’ experience during the year compared to prior periods.

Reportable Segments

Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for the nine months ended September 30, 2011 decreased slightly to 90.0% from 90.2% compared to the corresponding 2010 period. Cost of services provided for Dietary, as a percentage of Dietary revenues, for the nine months ended September 30, 2011 decreased to 94.6% from 95.5% in the corresponding 2010 period.

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues, which we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators	2011%	2010%	Incr (Decr)%
Housekeeping labor and other labor costs	80.2	80.7	(0.5)
Housekeeping supplies	7.1	6.8	0.3
Dietary labor and other labor costs	52.2	53.3	(1.1)
Dietary supplies	39.3	39.3	—

The decrease in Housekeeping labor and other labor costs, as a percentage of Housekeeping revenues, resulted primarily from efficiencies recognized in managing labor at the facility level. The increase in Housekeeping supplies, as a percentage of Housekeeping revenues, resulted primarily from an increase in the number clients where, under the terms of our service agreements, we provide an expanded amount of housekeeping supplies as compared to what we historically provided to our client base.

The decrease in Dietary labor and other labor costs, as a percentage of Dietary revenues, resulted from efficiencies in managing these costs at the facility level as a percentage of Dietary revenues. Dietary supplies were consistent for the nine months ended September 30, 2011 and 2010. We incurred increased dietary supplies, as a percentage of Dietary revenues, as the mix of our clients where we supply food has increased. These increases were offset by more favorable vendor pricing programs obtained through further consolidation of dietary supply vendors.

Although we recognized decreases in Housekeeping and Dietary labor as a percentage of revenue in comparing the nine month period ended September 30, 2011 versus the comparable period in 2010, they were offset by increases in other cost components within cost of services provided. This resulted in consistent consolidated costs of services as a percentage of revenues for the comparable periods.

Consolidated Selling, General and Administrative Expense

			Nine months ended
			September 30, 2011	September 30, 2010	% Growth
Selling, general and administrative expense excluding deferred compensation fund change	(a	)	$47,619,000	$41,063,000	16.0%
Gain/(loss) deferred compensation fund			(984,000)	476,000	(306.7)%

Consolidated selling, general and administrative expense	(b	)	$46,635,000	$41,539,000	12.3%

(a)	Consolidated selling, general and administrative expense excluding the change in the market value of the Deferred Compensation Fund.
(b)	Consolidated selling, general and administrative expense reported for the period presented.

Although our consolidated revenues increased 11.7%, selling, general and administrative expenses, excluding the deferred compensation fund change for the nine month period ended September 30, 2011, increased 16.0% or $6,556,000 compared on the same basis with the corresponding 2010 period. Consequently, for the nine month period ended September 30, 2011, selling, general and administrative expenses (excluding impact of deferred compensation fund), as a percentage of consolidated revenues, increased to 7.5% as compared to 7.2% for the corresponding 2010 period. This percentage increase resulted primarily from an increase in our payroll and payroll related expenses, travel related costs and professional fees. The percentage increase in payroll and payroll related costs resulted from the development of additional management structure in advance of the current and expected new business. The increase in travel costs is primarily due to development of new business and costs incurred to start new facilities.

Consolidated Investment and Interest Income (Loss)

Our investment and interest income (loss), as a percentage of consolidated revenues, was less than (1%) for the nine month period ending September 30, 2011 compared to a .1% investment and interest income in the corresponding 2010 period. The net decrease is primarily attributable to the decrease recognized in the market value of the investments held in the deferred compensation fund for the nine month period ended September 30, 2011 compared to a net increase in market value of investments held in the deferred compensation fund in the corresponding 2010 nine month period.

Income before Income Taxes

Consolidated

As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for the nine month period ended September 30, 2011 decreased to 6.6%, as a percentage of consolidated revenues, compared to 6.9% in the 2010 corresponding period.

Reportable Segments

Housekeeping’s 10.8% increase in income before income taxes is primarily attributable to the gross profit earned on the 8.5% increase in reportable segment revenues. The increase in gross profit was also attributable to the decrease in labor and labor related costs which were reduced by an increase in housekeeping supplies as a percentage of Housekeeping revenues.

Dietary’s income before income taxes increase of 47.5% on a reportable segment basis is primarily attributable to the gross profit earned on the 22.3% increase in reportable segment revenues. Additionally, the increase in gross profit over the growth in revenue was primarily attributable to the decrease in labor and labor related costs and dietary supply costs as a percentage of Dietary revenues.

Consolidated Income Taxes

For the nine month period ended September 30, 2011, our effective tax rate was 34.7%, a decrease from the 36.2% effective tax rate for the comparable 2010 period. In order to determine our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on estimated taxable income and statutory tax rates in the various jurisdictions that we operate. Differences between the effective tax rates and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes and tax credits available to the Company. The decrease in the effective tax rate is primarily due to an increase in estimated tax credits for 2011. The Company currently and through the remainder of 2011, expects to continue to realize tax credits from, among other tax credits available, the New Hire Retention Credit (the “NHR Credit”). The NHR Credit is a one-time general business credit at the Federal level that was authorized by the Hiring Incentives to Restore Employment Act of 2010. The NHR Credit allows an employer a credit of up to $1,000 for each eligible worker that was retained for at least 52 consecutive weeks of qualified employment. The Company has estimated the NHR Credit to be realized until the program ends at December 31, 2011 and accordingly reflected its impact in our income tax provision for the 2011 nine month period. An adverse change in the annual projection of the realized tax credits could have a significant impact on the effective tax rate for the respective periods and therefore negatively impact such period’s results of operations and financial condition.

Consolidated Net Income

As a result of the matters discussed above, consolidated net income for the nine month period ended September 30, 2011 decreased slightly to 4.3%, as a percentage of consolidated revenues, compared to 4.4% in the corresponding 2010 period.

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

Summarized below for the nine month period ended September 30, 2011 and year ended December 31, 2010 are the aggregate account balances for the three Allowance criteria noted above, net write-offs of client accounts, bad debt provision and allowance for doubtful accounts.

Period Ended	Aggregate Account of Balances of Clients in Bankruptcy or in/or Pending Collection/ Litigation	Net Write-offs of Client Accounts	Bad Debt Provision	Allowance for Doubtful Accounts
September 30, 2011	$8,654,000	$1,411,000	$2,100,000	$4,758,000
December 31, 2010	8,550,000	2,771,000	2,200,000	4,069,000

At September 30, 2011, we identified accounts totaling $8,654,000 that require an Allowance based on potential impairment or loss of value. An Allowance totaling $4,758,000 was provided for these accounts at such date. Actual collections of these accounts could differ from that which we currently estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance would decrease net income by $74,000.

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

Accrued Insurance Claims

We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance, which comprises approximately 35% of our liabilities at September 30, 2011. Our accounting for this plan is affected by various uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We address these uncertainties by regularly evaluating our claims’ pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluations are based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/ or industry trends result in an unfavorable change, it would have a material adverse effect on our consolidated results of operations and financial condition. Under these plans, predetermined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.

For workers’ compensation, we record a reserve based on the present value of future payments, including an estimate of claims incurred but not reported, that are developed as a result of a review of our historical data and open claims. The present value of the payout is determined by applying an 8% discount factor against the estimated value of the claims over the estimated remaining pay-out period. Reducing the discount factor by 1% would reduce net income by approximately $36,000. Additionally, reducing the estimated payout period by six months would result in an approximate $91,000 reduction in net income.

For general liability, we record a reserve for the estimated ultimate amounts to be paid for known claims. The estimated ultimate reserve amount recorded is derived from the estimated claim reserves provided by our insurance carrier reduced by a historical experience factor.

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

Liquidity and Capital Resources

At September 30, 2011, we had cash and cash equivalents and marketable securities of $68,302,000 and working capital of $185,980,000 compared to December 31, 2010 cash and cash equivalents and marketable securities of $83,129,000 and working capital of $181,244,000. We view our cash and cash equivalents and marketable securities as our principal measure of liquidity. Our current ratio at September 30, 2011 increased to 7.3 to 1 compared to 5.5 to 1 at December 31, 2010. This increase resulted primarily from the timing of payments for accrued payroll, accrued and withheld payroll taxes, which was offset by the decrease in cash and cash equivalents and marketable securities. On a historical basis, our operations have generally produced consistent cash flow and have required limited capital resources. We believe our current and near term cash flow positions will enable us to fund our continued anticipated growth.

Operating Activities

The net cash provided by our operating activities was $19,387,000 for the nine month period ended September 30, 2011. The principal sources of net cash flows from operating activities for the nine month period ended September 30, 2011 were net income, and non-cash charges to operations for bad debt provisions, depreciation and amortization. Additionally, operating activities’ cash flows increased by $8,079,000 as a result of the increases in accrued insurance claims and the decreases in the long-term portion of notes receivable and prepaid income taxes for the six month period. These operating cash inflows were offset primarily by the cash outflows of $23,874,000 related to the timing of accrued payroll, accrued and withheld payroll taxes and the increases in accounts and notes receivable, inventories and supplies, and prepaid expenses and other assets primarily due to the revenue growth experienced in this period.

Investing Activities

Our principal source of cash in investing activities for the nine month period ended September 30, 2011 was $1,601,000 from net sales of marketable securities. The net sales of marketable securities were the result of timing for certain proceeds that are expected to be reinvested into similar securities. There were certain net sales of marketable securities that occurred to increase cash and cash equivalents to support the current and expected increase in service agreements with new and existing clients. In the third quarter of 2011, we paid $1,000,000 in cash related to one small business acquisition. Additionally, we expended $4,431,000 for the purchase of housekeeping equipment, computer software and equipment, and laundry equipment installations. Under our current plans, which are subject to revision upon further review, it is our intention to spend an aggregate of $500,000 to $1,000,000 during the remainder of 2011 for such capital expenditures.

Financing Activities

During the nine month period ended September 30, 2011, we paid regular quarterly cash dividends approximating $31,494,000 as follows:

	Three months ended
	March 31, 2011	June 30, 2011	September 30, 2011
Cash dividend per common share	$.15625	$.15750	$.15880
Total cash dividends paid	$10,402,000	$10,500,000	$10,592,000
Record date	February 11	April 22	July 29
Payment date	March 4	May 13	August 19

Additionally, on October 11, 2011, our Board of Directors declared a regular cash dividend of $.16 per common share to be paid on November 18, 2011 to shareholders of record as of October 28, 2011.

Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

During the nine months ended September 30, 2011, we received proceeds of $2,080,000 from the exercise of stock options by employees. Additionally, as a result of deductions derived from the stock option exercises, we recognized an income tax benefit of $1,175,000.

Line of Credit

We have a $57,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At September 30, 2011, there were no borrowings under the line. However, at such date, we had outstanding a $40,420,000 irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $40,420,000 at September 30, 2011.

The line of credit requires us to satisfy two financial covenants. Such covenants, and their respective status at September 30, 2011, were as follows:

Covenant Description and Requirement	Status at September 30, 2011
Commitment coverage ratio: cash and cash equivalents plus marketable securities must equal or exceed outstanding obligations under the line by a multiple of 1.25	1.69
Tangible net worth: must exceed $140,000,000	$192,227,000

As noted above, we complied with the financial covenants at September 30, 2011 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2012. We believe the line of credit will be renewed at that time.

Accounts and Notes Receivable

We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Congress has enacted a number of laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally dependent on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At September 30, 2011 and December 31, 2010, we had $6,668,000 and $9,269,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

As a result of the current economic crisis, many states have significant budget deficits. State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their Medicaid programs. In addition, comprehensive health care legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “Act”) was signed into law in March 2010. The Act will significantly impact the governmental healthcare programs in which our clients participate, and reimbursements received thereunder from governmental or third-party payors. In July of 2011, the Centers for Medicare and Medicaid Services (“CMS”) issued a final rule that will reduce Medicare payments to nursing centers by 11.1% and change the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries. The new rule was effective as of October 1, 2011. Furthermore, in the coming year, new proposals or additional changes in existing regulations could be made to the Act which could directly impact the governmental reimbursement programs in which our clients participate. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying or foregoing those increases. A few states have indicated it is possible they will run out of cash to pay Medicaid providers, including nursing homes. Any negative changes in our clients’ reimbursements may negatively impact our results of operations. Although we are currently evaluating the Act’s effect on our client base, we may not know the full effect until such a time as these laws are fully implemented and CMS and other agencies issue applicable regulations or guidance.

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $2,100,000 and $1,550,000 for the nine months ended September 30, 2011 and 2010, respectively. These provisions represent approximately .3% as a percentage of total revenues for each respective period. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

At September 30, 2011, amounts due from our Major Client represented less than 1% of our accounts receivable balance. If such client changes its payment terms, it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

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

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment purchases, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2011, we estimate that for the remainder of 2011 we will have capital expenditures of approximately $500,000 to $1,000,000 in connection with housekeeping equipment purchases and laundry and linen equipment installations in our clients’ facilities, as well as expenditures relating to internal data processing hardware and software requirements. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would seek to obtain necessary working capital from such sources as long-term debt or equity financing.

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

At September 30, 2011 and December 31, 2010, we had $68,302,000 and $83,129,000, respectively, in cash, cash equivalents and marketable securities. In accordance with U.S. GAAP, the fair value of all of our cash, cash equivalents and marketable securities is determined based on “Level 1” or “Level 2” inputs, which consist of quoted prices whose value is based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Based on their evaluation as of September 30, 2011, pursuant to Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act 13a-15(e)) are effective.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by our management, including our Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended September 30, 2011, were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HEALTHCARE SERVICES GROUP, INC.

October 21, 2011	/s/ Daniel P. McCartney
Date	DANIEL P. McCARTNEY,
Chief Executive Officer (Principal Executive Officer)

October 21, 2011	/s/ Richard W. Hudson
Date	RICHARD W. HUDSON,
Chief Financial Officer and Secretary (Principal Financial Officer)