Form 10-K
period 2011-12-31
HEALTHCARE SERVICES GROUP INC
filed 2012-02-23
CIK 731012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☑    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☑    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  ☐    NO  ☑

The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant as of the close of business on June 30, 2011 was approximately $1,079,420,000 based on closing sale price of the Common Stock on the NASDAQ National Global Select on that date. The determination of affiliate status is not a determination for any other purpose. The Registrant does not have any non-voting common equity authorized or outstanding.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock (Common Stock, $.01 par value) as of the latest practicable date (February 22, 2012). 66,872,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 22, 2012 have been incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

Part I

References made herein to “we,” “our,” “us”, or the “Company” include Healthcare Services Group, Inc. and its wholly owned subsidiaries Huntingdon Holdings, Inc. and Healthcare Staff Leasing Solutions, LLC.

Item I.    Business.

(a)    General

The Company is a Pennsylvania corporation, incorporated on November 22, 1976. We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. Based on the nature and similarities of the services provided, our business operations consist of two business segments (Housekeeping and Dietary). We believe that we are the largest provider of our services to the long-term care industry in the United States, rendering such services to approximately 2,900 facilities in 47 states as of December 31, 2011. We provide our Housekeeping services to essentially all the approximately 2,900 facilities and provide Dietary services to approximately 600 of such facilities. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation and regulations relating to Medicare and Medicaid reimbursement programs.

As of December 31, 2011, we operate two wholly-owned subsidiaries, Huntingdon Holdings, Inc. (“Huntingdon”) and Healthcare Staff Leasing Solutions, LLC (“Staff Leasing”). Huntingdon invests our cash and cash equivalents and manages our portfolio of marketable securities. Staff Leasing is an entity formed in 2011 to offer professional employer organization (“PEO”) services to potential clients in the health care industry. As of December 31, 2011, we have not yet entered into any PEO service contracts. On March 1, 2009, we sold our wholly-owned subsidiary HCSG Supply, Inc. (“Supply”) for approximately $1,100,000, financed principally through our acceptance of a secured promissory note which is recorded in our notes receivable in the accompanying December 31, 2011 and 2010 balance sheets. On May 1, 2009, we acquired essentially all of the assets of Contract Environmental Services, Inc. (“CES”), a South Carolina based corporation which is a provider of professional housekeeping, laundry and dietary services to long-term care and related facilities.

(b)    Segment Information

The information called for herein is discussed below in Description of Services, and within Item 8 of this Annual Report on Form 10-K under Note 12 of Notes to Consolidated Financial Statements for the year ended December 31, 2011.

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

Dietary consists of managing the client’s dietary department which is principally responsible for food purchasing, meal preparation and providing professional dietician consulting services, which includes the development of a menu that meets the patient’s dietary needs. We began Dietary operations in 1997.

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

For the year ended December 31, 2011, revenue from one client (“Major Client”), accounted for approximately 9% of our total revenues. In 2011, we derived approximately 11% and 5% of Housekeeping and Dietary revenues, respectively, from such client. At December 31, 2011, amounts due from such client represented less than 1% of our accounts receivable balance. Although we expect to continue the relationship with this client, there can be no assurance thereof. The loss of such client, or a significant reduction in the revenues we receive from this client, may have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

An overview of each of our segments follows:

Housekeeping

Housekeeping services.  Housekeeping services is our largest service sector, representing approximately 50% or $440,924,000 of consolidated revenues in 2011. This service involves the management of the client’s housekeeping department which is principally responsible for the cleaning, disinfecting and sanitizing resident areas in our clients’ facilities. In providing services to any given client facility, we typically hire and train the hourly employees employed by such facility prior to our engagement. We normally assign two on-site managers to each facility to supervise and train hourly personnel and coordinate housekeeping services with other facility support functions in accordance with the direction provided by the client facility’s administrator. Such management personnel also oversee the execution of a variety of quality and cost-control procedures including continuous training and employee evaluation and on-site testing for infection control. The on-site management team also assists the facility in complying with federal, state and local regulations.

Laundry and linen services. Laundry and linen services represent approximately 24% or $210,896,000 of consolidated revenues in 2011. Laundry services are under the responsibilities of the housekeeping department and involve the laundering and processing of the residents’ personal clothing. We provide laundry services to mostly all of our housekeeping clients. Linen services involve providing, laundering and processing of the sheets, pillow cases, blankets, towels, uniforms and assorted linen items used by our clients’ facilities. At some facilities that utilize our laundry and linen services, we install our own equipment. Such installation generally requires an initial capital outlay by us ranging from $5,000 to $100,000 depending on the size of the facility, installation and construction costs, and the cost of equipment required. We could incur relocation or other costs in the event of the cancellation of a linen service agreement where there was an investment by us in a corresponding laundry installation. The hiring, training and supervision of the hourly employees who perform laundry and linen services are similar to, and performed by the same management personnel who oversee the housekeeping services hourly employees located at the respective client facility. In some instances we own linen supplies utilized at our clients’ facilities and therefore, maintain a sufficient inventory of linen supplies to ensure their availability.

Maintenance and other services. Maintenance services consist of repair and maintenance of laundry equipment, plumbing and electrical systems, as well as carpentry and painting. This service sector’s total revenues of $2,703,000 represent less than 1% of consolidated revenues.

Laundry installation sales. We (as a distributor of laundry equipment) sell laundry installations to our clients, which typically represents the construction and installation of a turn-key operation. We generally offer payment terms, ranging from 36 to 60 months. During the years 2009 through 2011, laundry installation sales were not material to our operating results as we prefer to own such laundry installations in connection with performance of our service agreements.

Housekeeping operating performance is significantly impacted by our management of our costs of labor. Such costs of labor account for approximately 81%, as a percentage of Housekeeping revenues, of operating costs incurred at a facility service location. Changes in wage rates resulting from legislative or other actions, anticipated staffing levels, and other unforeseen variations in our use of labor at a client service location will result in volatility of these costs. Additionally, the costs of supplies consumed in performing Housekeeping services, including linen costs, are affected by product specific market conditions and therefore subject to price volatility. Generally, this volatility is influenced by factors outside of our control and is unpredictable. Where possible, we try to obtain fixed pricing from vendors for an extended period of time on certain supplies to mitigate such pricing volatility. Although we endeavor to pass on such increases in our costs of labor and supplies to our clients, the inability to attain such increases may negatively impact Housekeeping’s profit margins.

Dietary

Dietary services. We began providing dietary services in 1997. Dietary services represented 26% or $234,542,000 of consolidated revenues in 2011. Dietary consists of managing the client’s dietary department which is principally responsible for food purchasing, meal preparation and providing professional dietician consulting services, which includes the development of a menu that meets the patient’s dietary needs. On-site management is responsible for all daily dietary department activities, with regular support being provided by a district manager specializing in dietary services, as well as a registered dietitian. We also offer consulting services to facilities to assist them in cost containment and to promote improvement in their dietary department service operations.

Dietary operating performance is also impacted by price volatility in costs of labor and supplies resulting from similar factors discussed above in Housekeeping. The primary difference in impact on Dietary operations from price volatility in costs of labor and food-related supplies is that such costs represent approximately 53% and 40%, respectively, of food costs, as a percentage of Dietary revenues. This is compared to Housekeeping operations where labor is approximately 81% of operating costs as a percentage of Housekeeping revenue.

Operational Management Structure

By applying our professional management techniques, we generally can contain or control certain housekeeping, laundry, linen, facility maintenance and dietary service costs on a continuing basis. We manage and provide our services through a network of management personnel, as illustrated below.

Each facility is managed by an on-site Facility Manager, an Assistant Facility Manager, and if necessary, additional supervisory personnel. Districts, typically consisting of eight to twelve facilities, are supported by a District Manager and a Training Manager. District Managers bear overall responsibility for the facilities within their districts. They are generally based in close proximity to each facility. These managers provide active support to clients in addition to the support provided by our on-site management team. Training Managers are responsible for the recruitment, training and development of Facility Managers. A division consists of a number of regions within a specific geographical area. Divisional Vice Presidents manage each division. At December 31, 2011 we maintained 66 regions within 10 divisions. Each region is headed by a Regional Vice President/Manager. Most regions also have a Regional Director who assumes primary responsibility for marketing our services within the respective region. Regional Vice Presidents/Managers and Regional Directors provide management support to a number of districts within a specific geographical area. Regional Vice Presidents/Managers and Regional Directors report to Divisional Vice Presidents who in turn report to the Senior Vice Presidents and the Executive Vice President. We believe that our divisional, regional and district organizational structure facilitates our ability to best serve, and/or sell additional services to, our existing clients, as well as obtain new clients.

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

The American Health Care Association estimates that there are approximately 16,300 nursing homes in the United States with about 1.78 million beds and 1.45 million residents. The facilities primarily range in size from small private facilities with 65 beds to facilities with over 500 beds. We generally market our services to facilities with 100 or more beds. We believe that approximately 21% of our target market, long-term care facilities, currently use outside providers of housekeeping and laundry services.

Marketing and Sales

Our services are marketed at four levels of our organization: at the corporate level by the Chief Executive Officer, Executive Vice President and the Senior Vice Presidents; at the divisional level by Divisional Vice Presidents; at the regional level by the Regional Vice Presidents/Managers and Regional Directors; and at the district level by District Managers. We provide incentive compensation to our operational personnel based on achieving financial and non-financial goals and objectives which are aligned with the key elements the Company believes are necessary for it to achieve overall improvement in its financial results and increase business development. Regional Directors receive incentive compensation based on achieving budgeted earnings and new business revenues.

Our services are marketed primarily through referrals and in-person solicitation of target facilities. We also utilize direct mail campaigns and participate in industry trade shows, health care trade associations and healthcare support services seminars that are offered in conjunction with state or local health authorities in many of the states in which we conduct our business. Our programs have been approved for continuing education credits by state nursing home licensing boards in certain states, and are typically attended by facility owners, administrators and supervisory personnel, thus presenting marketing opportunities for us. Indications of interest in our services arising from initial marketing efforts are followed up with a presentation regarding our services and an assessment of the service requirements of the facility. Thereafter, a formal proposal, including operational recommendations and recommendations for proposed savings, is submitted to the prospective client. Once the prospective client accepts the proposal and signs the service agreement, we can set up our operations on-site within days.

Government Regulation of Clients

Our clients are subject to government regulation. Congress has enacted a number of major laws during the past years that have significantly altered or will alter government reimbursement for nursing home services, including the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together the “Act”).

In July 2011, Centers for Medicare and Medicaid Services (“CMS”) issued a final rule that will reduce Medicare payments to nursing centers by 11.1% and change the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries. This new rule was effective as of October 1, 2011. Furthermore, in the coming year and beyond, new proposals or additional changes in existing regulations could be made which could directly impact the governmental reimbursement programs in which our clients participate. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying or foregoing those increases. A few states have indicated it is possible they will run out of cash to pay Medicaid providers, including nursing homes.

Although laws and rulings directly affect how clients are paid for certain services, we do not directly participate in any government reimbursement programs. Accordingly, all of our contractual relationships with our clients continue to determine the clients’ payment obligations to us. However, because clients’ revenues are generally highly reliant on Medicare and Medicaid reimbursement funding rates, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. (See “Liquidity and Capital Resources”)

The prospects for legislative action, both on the federal and state level (particularly in light of current economic environment affecting government budgets), regarding funding for nursing homes are uncertain. We are unable to predict or to estimate the ultimate impact of any further changes in reimbursement programs affecting our clients’ future results of operations and/or their impact on our cash flows and operations.

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

We typically adopt and follow the client’s employee wage structure, including its policy of wage rate increases, and pass through to the client any labor cost increases associated with wage rate adjustments. Under a management agreement, we provide management and supervisory services while the client facility retains payroll responsibility for its hourly employees. Substantially all of our agreements are full service agreements. These agreements typically provide for renewable one year terms, cancelable by either party upon 30 to 90 days’ notice after the initial 90-day period. As of December 31, 2011, we provided services to approximately 2,900 client facilities.

Although the service agreements are cancelable on short notice, we have historically had a favorable client retention rate and expect to continue to maintain satisfactory relationships with our clients. The risks associated with short-term service agreements have not materially affected either our linen and laundry services, which may from time-to-time require capital investment, or our laundry installation sales, which may require us to finance the sales price. Such risks are often mitigated by certain provisions set forth in the agreements entered into with our clients.

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

In 2009 and 2010, Federal economic stimulus legislation was enacted to counter the impact of the economic crisis on state budgets. The legislation included the temporary provision of additional federal matching funds to help states maintain their Medicaid programs. This legislation to provide states with an extension of this fiscal relief was extended through June 2011, but at a reduced reimbursement rate. In July 2011, CMS issued a final rule that will reduce Medicare payments to nursing centers by 11.1% and change the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries. This new rule was effective as of October 1, 2011. In addition, certain states have proposed legislation to provide additional funding for nursing home providers. Even if federal or state legislation is enacted that provides additional funding to Medicaid providers, given the volatility of the economic environment, it is difficult to predict the impact of this legislation on our clients’ liquidity and their ability to make payments to us as agreed.

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $2,450,000, $2,200,000 and $2,404,000 in the years ended December 31, 2011, 2010 and 2009, respectively (See Schedule II-Valuation and Qualifying Accounts, for year-end balances). These provisions represent .3%, as a percentage of total revenues, for each of such years. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows, as discussed in “Government Regulation of Clients” and “Risk Factors” in this report. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our consolidated results of operations and financial condition.

Competition

We compete primarily with the in-house support service departments of our potential clients. Most healthcare facilities perform their own support service functions without relying upon outside management firms. In addition, a number of local firms compete with us in the regional markets in which we conduct business. Several national service firms are larger and have greater financial and marketing resources than us, although historically, such firms have concentrated their marketing efforts on hospitals, rather than the long-term care facilities typically serviced by us. Although the competition to provide service to health care facilities is strong, we believe that we compete effectively for new agreements, as well as renewals of existing agreements, based upon the quality and dependability of our services and the cost savings we believe we can usually implement for existing and new clients.

Employees

At December 31, 2011, we employed approximately 6,850 management, office support and supervisory personnel. Of these employees, approximately 480 held executive, regional/district management and office support positions, and approximately 6,370 of these employees were on-site management personnel. On such date, we employed approximately 29,380 hourly employees. Many of our hourly employees were previously support employees of our clients. We manage, for a very limited number of our client facilities, the hourly employees who remain employed by those clients.

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

You should carefully consider the risk factors we have described below, as well as other information related to such contained within this annual report on Form 10-K because these factors could cause the actual results and our financial condition to differ materially from those projected in forward-looking statements. We believe that the risks described below are our most significant risk factors but there may be risks and uncertainties that are not currently known to us or that we currently deemed to be immaterial. Therefore, any such unknown or deemed immaterial risks and uncertainties, as well as those noted below could materially adversely affect our business, financial condition or results of operations and cash flows.

We provide services to several clients who have substantial national nursing home operations which contribute significantly, on an individual, as well as aggregate basis, to our total revenues. We have one such national client that we consider a Major Client.

Our Major Client accounted for 9% of our 2011 total consolidated revenues, consisting of 11% and 5% of our Housekeeping and Dietary revenues, respectively. At December 31, 2011, amounts due from such client represented less than 1% of our accounts receivable balance. Additionally, we have several other clients who have an individual contribution to our total consolidated revenues ranging from 3% to 6%. Although we expect to continue the relationship with these significant clients, there can be no assurance thereof. The loss, individually or in combination, of such clients, or a significant reduction in the revenues we receive from such clients, would have a material adverse effect on the results of operations of our two operating segments. In addition, if any of these clients change or alter current payment terms it could increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Our clients are concentrated in the health care industry which is currently facing considerable legislative proposals to reform it. Therefore, many of our Clients rely on reimbursement from Medicare, Medicaid and other third-party payors. Rates from such payors may be altered or reduced affecting our Clients’ results of operations and cash flows.

We provide our services primarily to providers of long-term care. In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “Act”), and is considering further legislation to reform healthcare in the United States which could significantly impact our clients. Most recently, in July 2011, CMS issued final rulings which, among other things, reduced, effective October 1, 2011, Medicare payments to nursing centers by 11.1% and changed the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries. In addition, some states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures. We cannot predict what efforts, and to what extent, such legislation and proposals to contain healthcare costs will ultimately impact our clients’ revenues through reimbursement rate modifications. Congress has enacted a number of major laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally highly reliant on Medicare, Medicaid and other third-party payors’ reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients have resulted in, and could continue to result in, significant additional bad debts in the future.

Federal health care reform legislation’s eventual impact, including requiring most individuals to have health insurance and establish new regulation on health plans, may adversely affect our business and results of operations.

The Act includes a large number of health-related provisions that become effective over the next three years, including requiring most individuals to have health insurance and establishing new regulations on health plans. While much of the cost of the recent healthcare legislation enacted will occur on or after 2014 due to provisions of the legislation being phased in over time, changes to our healthcare cost structure could have an impact on our business and operating costs. Providing such additional health insurance benefits to our employees or the payment of penalties if such coverage is not provided, would increase our expense. If we are unable to pass-through these charges to our clients to cover this expense, such increases in expense could adversely impact our business and operating costs.

We have clients located in many states which have had and may continue to experience significant budget deficits and such deficits may result in reduction of reimbursements to nursing homes.

Many states, in which our clients are located, have significant budget deficits as a result of lower than projected revenue collections and increased demand for the funding of entitlements. As a result of these and other adverse economic factors, States Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying those increases. Some states have over the past year indicated they may be unable to make entitlement payments, including Medicaid payments to nursing homes. Any disruption or delay in the distribution of Medicaid and related payments to our clients will adversely affect their liquidity and impact their ability to pay us as agreed upon for the services provided.

The Company has substantial investment in the creditworthiness and financial condition of our customers.

The largest current asset on our balance sheet on a net basis is our accounts and notes receivable balances from our customers. We grant credit to substantially all of our customers. Deterioration in financial condition across a significant component of our customer base could hinder our ability to collect amounts from our customers. The potential causes of such decline include national or local economic downturns, customers’ dependence on continued Medicare and Medicaid funding and the impact of additional regulatory actions. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our consolidated results of operations, financial condition and cash flows.

We have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance.

We self-insure or carry a high deductible, and therefore retain a substantial portion of the risk associated with the expected losses under our general liability and workers compensation programs. Under our insurance plans for general liability and workers’ compensation, predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost. We regularly evaluate our claims pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluation is based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our known claims experience and/or industry trends result in an unfavorable change in initial estimates of costs to settle such claims resulting from, among other factors, the severity levels of reported claims and medical cost inflation, it would have an adverse effect on our consolidated results of operations, financial condition and cash flows.

Federal, State and Local tax rules can adversely impact our results of operations and financial position.

We are subject to Federal, State and Local taxes in the United States and Canada. Significant judgment is required in determining the provision of income taxes. We believe our income tax estimates are reasonable. Although, if the Internal Revenue Service or other taxing authority disagrees with a taken tax position and upon final adjudication we are unsuccessful, we could incur additional tax liability, including interest and penalty. Such costs and expenses could have a material adverse impact on our results of operations and financial position. Additionally, the taxability of our services is subject to various interpretations within the taxing jurisdictions of our markets. Consequently, in the ordinary course of business, a jurisdiction may contest our reporting positions with respect to the application of its tax code to our services. A jurisdiction’s conflicting position on the taxability of our services could result in additional tax liabilities which we may not be able to pass on to our clients or could negatively impact our competitive position in the respective location. Additionally, if we or one of our employees fail to comply with applicable tax laws and regulations we could suffer civil or criminal penalties in addition to the delinquent tax assessment. In the taxing jurisdictions where our services have been determined to be subject to tax, the jurisdiction may increase the tax rate assessed on such services. We endeavor to pass-through to our clients such tax increases. In the event we are not able to pass-through any portion of the tax increase, it may have an adverse impact on our gross margin.

Our business and financial results could be adversely affected by unfavorable results of material litigation or governmental inquiries.

We are currently involved in civil litigations and government inquiries which arise in the ordinary course of business. These matters are related to, among other things, general liability, payroll or employee-related matters, as well as inquiries from governmental agencies. Legal actions could result in substantial monetary damages as well as adversely affect our reputation and business status with our clients whether we are ultimately determined to be liable or not. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantity. The plaintiffs in these types of actions may seek recovery of very large or indeterminate amounts, and such amounts may remain unknown for substantial periods of time.

We assess contingencies to determine the degree of probability and range of possible loss of potential accrual in our financial statements. We would accrue an estimated loss contingency in our financial statements if it were probable that a liability had been incurred and the amount of the loss could be reasonably estimated. Due to the unpredictable and unfavorable nature of litigation, assessing contingencies is highly subjective and requires judgments about future events. The amount of actual losses may differ from our current assessment. As a result of the costs and expenses of defending ourselves against lawsuits or claims, and risks and consequences of legal actions, regardless of merit, our results of operations and financial position could be adversely affected or cause variability in our results compared to expectations.

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

We manage and provide our services through a network of management personnel, from the on-site facility manager up to our executive officers. Therefore, we believe that our ability to recruit and sustain the internal development of managerial personnel is an important factor impacting future operating results and our ability to successfully execute projected growth strategies. Our professional management personnel are the key personnel in maintaining and selling additional services to current clients and obtaining new clients.

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

Our cost of labor may be influenced by unanticipated factors in certain market areas or increases in the respective collective bargaining agreement of our clients, to which we assent. A substantial amount of our employees are hourly employees whose wage rates are affected by increases in the federal or state minimum wage rate. We are subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. As collective bargaining agreements are renegotiated or minimum wage rates increases, which will occur in eight states in 2012, we may need to increase the wages paid to employees. This may be applicable to not only minimum wage employees but also to employees at wage rates which are currently above the minimum wage. Although we have contractual rights to pass such wage increases through to our clients, our delay in, or inability to pass such wage increases through to our clients could have a material adverse effect on financial condition, results of operations and cash flows.

Any perceived or real health risks related to the food industry could adversely affect our dietary segment.

We are subject to risks affecting the food industry generally, including food spoilage and food contamination. Our products are susceptible to contamination by disease-producing organisms, or pathogens, such as listeria monocytogenes, salmonella, campylobacter, hepatitis A, trichinosis and generic E. coli. Because these pathogens are generally found in the environment, there is a risk that these pathogens could be introduced to our products as a result of improper handling at the manufacturing, processing or foodservice level. Our suppliers’ manufacturing facilities and products are subject to extensive laws and regulations relating to health, food preparation, sanitation and safety standards. Difficulties or failures by these companies in obtaining any required licenses or approvals or otherwise complying with such laws and regulations could adversely affect our revenue that is generated from these companies. Furthermore, we cannot assure you that compliance with governmental regulations by our suppliers will eliminate the risks related to food safety.

Events reported in the media, such as incidents involving food-borne illnesses or food tampering, whether or not accurate, can cause damage to the reputation of our dietary segment. In addition, to the extent there is an outbreak of food related illness in any of our client facilities; it could materially harm our business, results of operations and financial condition.

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

Management believes the historical price increases of our Common Stock reflect high market expectations for our future operating results. In particular, our ability to attract new clients, through organic growth or acquisitions, has enabled us to execute our growth strategy and increase market share. Our business strategy focuses on growth and improving profitability through obtaining service agreements with new clients, providing new services to existing clients, obtaining modest price increases on current service agreements with existing clients and maintaining internal cost reduction strategies at our various operational levels. In respect to providing new services to new or existing clients, our strategy is to achieve corresponding profit margins in each of our segments. If, in the event we are not able to continue either historical client, revenue and profitability growth rates or projected improvement in such factors, our operating performance may be adversely affected and the high expectations for our market performance may not be met. Any failure to meet the market’s high expectations for our revenue and operating results may have an adverse effect on the market price of our Common Stock.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our ability to report our financial results on a timely and accurate basis.

We are required to maintain internal control over financial reporting pursuant to Rule 13a-15 under the Exchange Act. Failure to maintain such controls could result in misstatements in our financial statements and potentially subject us to sanctions or investigations by the SEC or other regulatory authorities or could cause us to delay the filing of required reports with the SEC and our reporting of financial results. Any of these events could result in a decline in the price of shares of our common stock. Although we have taken steps to maintain our internal control structure as required, we cannot assure you that control deficiencies will not result in a misstatement in the future.

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

We lease our corporate offices, located at 3220 Tillman Drive, Suite 300, Bensalem, Pennsylvania 19020. We also lease office space at other locations in Pennsylvania, Colorado, South Carolina, Connecticut, Georgia, Illinois, California, Massachusetts and New Jersey. These locations serve as divisional or regional offices providing management and administrative services to both of our operating segments in their respective geographical areas.

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

Item 3.    Legal Proceedings.

As of December 31, 2011, there were no material pending legal proceedings to which we were a party, or as to which any of our property was subject, other than routine litigation, claims and/or proceedings believed to be adequately covered by insurance or which could be satisfied by us through monetary payments of non-material amounts.

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)     Market Information

Our common stock, $.01 par value (the “Common Stock”), is traded under the symbol “HCSG” on the NASDAQ Global Select Market. On February 22, 2012, there were approximately 66,872,000 shares of Common Stock outstanding and held by non-affiliates.

The high and low sales price quotations for our Common Stock during the years ended December 31, 2011 and 2010 ranged as follows:

	2011
Quarter	High	Low
First	$18.06	$15.53
Second	$18.37	$15.43
Third	$17.64	$12.16
Fourth	$18.85	$15.25

	2010
	High	Low
First	$15.19	$13.67
Second	$15.57	$12.47
Third	$15.79	$12.27
Fourth	$17.05	$15.10

Holders

We have been advised by our transfer agent, American Stock Transfer and Trust Company, that we had 800 holders of record of our Common Stock as of February 22, 2012. Based on reports of security position listings compiled for the 2011 annual meeting of shareholders, we believe we may have approximately 5,100 beneficial owners of our Common Stock.

(b)     Dividends

We have paid regular quarterly cash dividends since the second quarter of 2003. During 2011, we paid regular quarterly cash dividends totaling approximately $42,228,000, as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Cash dividend per common share	$.15625	$.1575	$.1588	$.1600
Total cash dividends paid	$10,402,000	$10,500,000	$10,592,000	$10,734,000
Record date	February 11	April 22	July 29	October 28
Payment date	March 4	May 13	August 19	November 18

Additionally, on January 24, 2012, our Board of Directors declared a regular quarterly cash dividend of $.16125 per common share, which will be paid on March 16, 2012 to shareholders of record as of the close of business on February 24, 2012.

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

(c)     Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth for the Company’s equity compensation plans, on an aggregated basis, the number of shares of its Common Stock subject to outstanding options, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of December 31, 2011.

	000000		000000	000000
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,912,000	(1)	$11.00	4,924,000	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	2,912,000		$11.00	4,924,000

(1)	Represents shares of Common Stock issuable upon exercise of outstanding options granted under the 2002 Stock Option Plan, the 1996 Non-employee Director’s Stock Option Plan, or the 1995 Incentive and Non-Qualified Stock Option Plan (the “Stock Option Plans”).

(2)	Includes options to purchase 1,818,000,000 shares available for future grant under the Company’s Stock Option Plans. Also includes 2,620,000 and 486,000 shares available for issuance under the Company’s 1999 Employee Stock Purchase Plan and 1999 Deferred Compensation Plan, respectively (collectively, the “1999 Plans”). Treasury shares may be issued under the 1999 Plans.

(d)     Performance Graph

The graph below matches Healthcare Services Group, Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Health Care Distributors index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 12/31/2006 to 12/31/2011.

	12/06	12/07	12/08	12/09	12/10	12/11
Healthcare Services Group, Inc.	100.00	112.03	87.24	122.44	144.91	163.61
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
S&P Health Care Distributors	100.00	104.15	65.40	95.20	113.70	124.36

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

	(in thousands except for per share data)
	Years Ended December 31
	2011	2010	2009	2008	2007
Selected Operating Results
Revenues	$889,065	$773,956	$692,695	$602,718	$577,721
Net income	$38,156	$34,441	$30,342	$26,614	$29,578
Basic earnings per Common Share	$0.57	$0.52	$0.46	$0.41	$0.47
Diluted earnings per Common Share	$0.56	$0.51	$0.46	$0.40	$0.45
Selected Balance Sheet Date
Total assets	$289,695	$277,934	$265,892	$248,561	$243,368
Stockholders’ equity	$217,726	$213,079	$208,774	$201,682	$194,718
Selected Other Financial Data
Working capital	$186,734	$181,244	$177,453	$177,573	$167,217
Cash dividends per common share	$0.63	$0.60	$0.49	$0.39	$0.28
Weighted average number of common shares outstanding for basic EPS	66,637	65,917	65,376	64,697	63,429
Weighted average number of common shares outstanding for diluted EPS	67,585	67,008	66,429	66,038	65,771

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Cautionary Statement Regarding Forward Looking Statements

This Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; one client accounting for approximately 9% of revenues for the year then ended December 31, 2011; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services; and the risk factors described in Part I in this report under “Government Regulation of Clients,” “Competition” and “Service Agreements/Collections,” and under Item IA “Risk Factors.” Many of our clients’ revenues are highly contingent on Medicare, Medicaid and other payors’ reimbursement funding rates, which Congress and related agencies have affected through the enactment of a number of major laws and regulations during the past decade, including the March 2010 enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Most recently, in July 2011, the United States Center for Medicare Services (“CMS”)

issued final rulings which, among other things, reduce (effective October 1, 2011) Medicare payments to nursing centers by 11.1% and change the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries. Currently, the U.S. Congress is considering further changes or revising legislation relating to health care in the United States which, among other initiatives, may impose cost containment measures impacting our clients. These enacted laws, proposed laws and forthcoming regulations have significantly altered, or threaten to alter, overall government reimbursement funding rates and mechanisms. The overall effect of these laws and trends in the long-term care industry has affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing services could not be passed on to our clients.

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

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of December 31, 2011 and the year then ended and the notes accompanying those financial statements contained herein under Item 8.

As disclosed in Note 2 of the Notes to the Consolidated Financial Statements, Contract Environmental Services, Inc. (“CES’) was acquired May 1, 2009. The CES results of operations, for the period May 1, 2009 to December 31, 2009 are included in our 2009 consolidated results of operations and financial information presented below. Such impact, when material and quantifiable, is discussed where we believe it would contribute to the reader’s understanding of our financial statements. During 2011, we acquired a small regional provider of housekeeping and laundry services, which are included in our 2011 consolidated results of operations and financial information, for the period September 1, 2011 to December 31, 2011, presented below. The impact of this acquisition did not have a material impact on the overall operations of Company’s financial results from a consolidated or segment perspective.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe that we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to approximately 2,900 facilities in 47 states as of December 31, 2011. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

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

We are organized into two reportable segments; housekeeping, laundry, linen and other services (“Housekeeping”), and dietary department services (“Dietary”). At December 31, 2011, Housekeeping is being provided at essentially all of our approximately 2,900 client facilities, generating approximating 74% or $654,886,000 of 2011 total revenues. Dietary is being provided to approximately 600 client facilities at December 31, 2011 and contributed approximately 26% or $234,247,000 of 2011 total revenues.

Housekeeping consists of managing the client’s housekeeping department which is principally responsible for the cleaning, disinfecting and sanitizing of patient rooms and common areas of a client’s facility, as well as laundering and processing of the personal clothing belonging to the facility’s patients. Also within the scope of this segment’s service is the responsibility for laundering and processing of the bed linens, uniforms and other assorted linen items utilized by a client facility.

Dietary consists of managing the client’s dietary department which is principally responsible for food purchasing, meal preparation and providing dietician consulting professional services, which includes the development of a menu that meets the patient’s dietary needs.

Our ability to acquire new clients and increase revenues is affected by many factors. Competitive factors consist primarily of competing with the potential client utilizing an in-house support staff to provide services similar to ours, as well as local companies which provide services similar to ours. We are unaware of any other companies, on a national or local level, which have a significant presence or impact on our procurement of new clients in our market. We believe the primary revenue drivers of our business are our ability to obtain new clients and to pass through, by means of service billing increases, increases in our cost of providing the services. In addition to the recoupment of costs increases, we endeavor to obtain modest annual revenue increases from our existing clients to preserve current profit margins at the facility level. The primary economic factor in acquiring new clients is our ability to demonstrate the cost-effectiveness of our services. This is because many of our clients’ revenues are generally highly reliant on Medicare and Medicaid reimbursement funding rates and mechanisms. Therefore, their economic decision-making process in engaging us is driven significantly by their reimbursement funding rate structure in relation to how their costs are currently being reimbursed and the financial impact on their reimbursement as a result of engaging us for the respective services. Another factor is our ability to demonstrate to potential clients the benefit of being relieved of the administrative and operational challenges related to the day-to-day management of their respective department services for which they contract with us. In addition, we must be able to assure new clients that we will be able to improve the quality of service which they are providing to their patients and residents. We believe the factors discussed above are equally applicable to each of our segments with respect to acquiring new clients and increasing revenues.

Primarily, our costs of services provided can experience volatility and impact our operating performance in two key cost indicators. They are costs of labor, and costs of supplies, although the volatility of these costs impacts each segment somewhat differently due to the respective costs as a percentage of that segment’s revenues. Housekeeping is more significantly impacted than Dietary as a consequence of our management of our costs of labor. Such costs of labor can account for approximately 81%, as a percentage of Housekeeping revenues. Dietary costs of labor account for approximately 53%, as a percentage of Dietary revenues. Changes in wage rates as a result of legislative or collective bargaining actions, anticipated staffing levels, and other unforeseen variations in our use of labor at a client service location or in management labor costs will result in volatility of these costs. In contrast, supplies consumed in performing our services is more significant for Dietary, accounting for approximately 40%, as a percentage of Dietary revenues, of total operating costs incurred at a Dietary facility service location. Housekeeping supplies, including linen products, account for approximately 7%, as a percentage of Housekeeping revenues, of total operating costs incurred at a Housekeeping facility service location. Generally, the volatility of these expenses is influenced by factors outside of our control and is unpredictable. This is because Housekeeping and Dietary supplies are principally commodity products and affected by market conditions specific to the respective products. Although we endeavor to pass on such increases in labor and supplies costs to our clients, the inability or delay in procuring service billing increases to reflect these additional costs would negatively impact our profit margins.

As a result of the current economic crisis, many states have significant budget deficits. State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their Medicaid programs. In addition, comprehensive health care legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “Act”) was signed into law in March 2010. The Act will significantly impact the governmental healthcare programs in which our clients participate, and reimbursements received thereunder from governmental or third-party payors. In July 2011, Centers for Medicare and Medicaid Services (“CMS”) issued a final rule that will reduce Medicare payments to nursing centers by 11.1% and change the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries. This new rule was effective as of October 1, 2011. Furthermore, in the coming year and beyond, new proposals or additional changes in existing regulations could be made to the Act which could directly impact the governmental reimbursement programs in which our clients participate. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying or foregoing those increases. A few states have indicated it is possible they will run out of cash to pay Medicaid providers, including nursing homes. Any negative changes in our clients’ reimbursements may negatively impact our results of operations. Although we are currently evaluating the Act’s effect on our client base, we may not know the full effect until such time as these laws are fully implemented and CMS and other agencies issue applicable regulations or guidance.

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

We currently operate two wholly-owned subsidiaries, Huntingdon Holdings, Inc. (“Huntingdon”) and Healthcare Staff Leasing Solutions, LLC (“Staff Leasing”). Huntingdon invests our cash and cash equivalents, and manages our portfolio of available-for-sale marketable securities. Staff Leasing is an entity that was formed in 2011 to offer professional employer organization (“PEO”) services to potential clients in the health care industry. As of December 31, 2011, we do not have any PEO contracts with any clients. On March 1, 2009, we sold our wholly-owned subsidiary HCSG Supply, Inc. (“Supply”) for approximately $1,100,000 financed principally through our acceptance of a secured promissory note which is recorded in our notes receivable in the accompanying December 31, 2011 and 2010 balance sheet. As a result of the Supply sale, we recorded an immaterial gain in our 2009 consolidated statements of income.

Consolidated Operations

The following table sets forth, for the years indicated, the percentage which certain items bear to consolidated revenues:

	Relation to Consolidated Revenues
	Years Ended December 31,
	2011	2010	2009
Revenues	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	86.3%	85.9%	86.3%
Selling, general and administrative	7.3%	7.4%	7.3%
Investment and interest income	0.1%	0.3%	0.7%

Income before income taxes	6.5%	7.0%	7.1%
Income taxes	2.2%	2.5%	2.7%

Net income	4.3%	4.5%	4.4%

Subject to the factors noted in the Cautionary Statement Regarding Forward Looking Statements included in this report, we anticipate, although there can be no assurance thereof, our financial performance in 2012 may be comparable to the 2011 percentages presented in the above table as they relate to consolidated revenues.

Housekeeping is our largest and core reportable segment, representing approximately 74% of 2011 consolidated revenues. Dietary revenues represented approximately 26% of 2011 consolidated revenues.

Although there can be no assurance thereof, we believe that in 2012 Dietary’s revenues, as a percentage of consolidated revenues, will increase from their respective 2011 percentages noted above. Furthermore, we expect the sources of growth in 2012 for the respective operating segments will be primarily the same as historically experienced. Accordingly, although there can be no assurance thereof, the growth in Dietary is expected to come from our current Housekeeping client base, while growth in Housekeeping will primarily come from obtaining new clients.

2011 Compared with 2010

The following table sets forth 2011 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage increases of each compared to 2010 amounts. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles.

				Reportable Segments
		% inc./	Corporate and	Housekeeping		Dietary
	Consolidated	(dec.)	Eliminations	Amount	% inc.	Amount	% inc.
Revenues	$889,065,000	14.9%	$(68,000)	$654,886,000	9.9%	$234,247,000	31.6%
Cost of services provided	766,958,000	15.3	(47,102,000)	591,491,000	9.6	222,569,000	30.6
Selling, general and administrative	65,306,000	14.0	65,306,000	—	—	—	—
Investment and interest income	1,011,000	(61.4)	1,011,000	—	—	—	—
Income before income taxes	$57,812,000	6.8%	$(17,261,000)	$63,395,000	13.0%	$11,678,000	54.0%

Revenues

Consolidated

Consolidated revenues increased 14.9% to $889,065,000 in 2011 compared to $773,956,000 in 2010 as a result of the factors discussed below under Reportable Segments.

We have one client, a nursing home chain (“Major Client”), which in 2011 and 2010 accounted for 9% and 11%, respectively, of consolidated revenues. At both December 31, 2011 and 2010 amounts due from such client represented less than 1% of our accounts receivable balance. Although we expect to continue the relationship with this client, there can be no assurance thereof, and the loss of such client, or a significant reduction in the revenues we receive from this client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Reportable Segments

Housekeeping’s 9.9% net growth in reportable segment revenues resulted primarily from an increase in revenues attributable to service agreements entered into with new clients.

Dietary’s 31.6% net growth in reportable segment revenues is primarily a result of providing this service to an increasing number of existing Housekeeping clients.

We derived 11% and 5%, respectively, of Housekeeping and Dietary’s 2011 revenues from our Major Client.

Costs of services provided

Consolidated

As a percentage of consolidated revenues, cost of services increased to 86.3% in 2011 from 85.9% in 2010. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance.

Cost of Services Provided-Key Indicators as % of Revenue	2011%	2010%	Decr%
Bad debt provision	.3	.3	—
Workers’ compensation and general liability insurance	3.5	3.6	(.1)

The bad debt expense remained consistent as a percentage of revenue as there was no increase in expense in proportion to revenue related to amounts due from clients which we evaluate as being subject to recovery uncertainty. When we evaluate that there is an uncertainty associated with the collectability of amounts due from a client, we record a bad debt provision based upon our initial estimate of ultimate collectability. We revise such provision as additional information is available which we believe enables us to have a more accurate estimate of the collectability of an account. Some of our clients may experience liquidity problems because of governmental funding or operational issues. Such liquidity problems may cause them to not pay us as agreed upon or necessitate them filing for bankruptcy protection. In the event of additional clients filing for bankruptcy protection, we would increase our bad debt provision during the reporting period when such filing occurs. Therefore, if more clients file for bankruptcy protection or if we have to increase our current provision related to existing bankruptcies, our bad debt provision may increase from our last two years’ average of .3%, as a percentage of consolidated revenues.

The workers’ compensation and general liability insurance expense as a percentage of revenue remained essentially unchanged in 2011 as compared to 2010.

Although we recognized decreases in certain of our segment key indicators, as noted below, the net increase in consolidated cost of services in comparing the 2011 versus 2010, resulted primarily from the increase in Dietary supplies as percentage of consolidated revenues.

Reportable Segments

Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for 2011 decreased slightly to 90.3% compared to 90.6% in 2010. Cost of services provided for Dietary, as a percentage of Dietary revenues for 2011, decreased slightly to 95.0% from 95.7% in 2010.

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues that we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators as % of Revenue	2011%	2010%	Incr (Decr)%
Housekeeping labor and other labor costs	80.5	81.1	(.6)
Housekeeping supplies	7.2	6.9	.3
Dietary labor and other labor costs	52.6	53.5	(.9)
Dietary supplies	39.4	39.4	—

The decrease in Housekeeping labor and other labor costs, as a percentage of Housekeeping revenues, resulted primarily from efficiencies recognized in managing labor at the facility level. We can realize volatility in Housekeeping labor and other labor costs from time to time as a result of inefficient management of labor in respect to adhering to established labor and other labor costs benchmarks at various operational levels, or the timing of passing through to clients, changes in wage rates as a result of legislative or collective bargaining actions. Although we believe these factors were controlled effectively in 2011 in comparison to 2010, ineffective control of these factors in the future would result in unfavorable volatility in our labor and other labor costs. The increase in Housekeeping supplies, as a percentage of Housekeeping revenues, resulted primarily from an increase in the number of clients where we provide an expanded amount of housekeeping supplies under the terms of our service agreements as compared to what we have historically provided to our client base. We do realize volatility in the costs of supplies utilized in providing our Housekeeping services but we work to mitigate any vendor price increases through efficiencies in managing such costs. Our supplies’ costs are impacted by commodity pricing factors, which in many cases are unpredictable and outside of our control. Although we endeavor to pass on to clients such increased costs, from time to time, sporadic unanticipated increases in the costs of certain supply items due to economic conditions may result in a timing delay in obtaining such increases from our clients. Additionally, if the increase is a result of a temporary market condition or change in availability of the specific commodity, and trends indicate it will not continue, we may not be able to pass such temporary increase on to our clients until the time of our next scheduled annual service billing review.

The decrease in Dietary labor and other labor costs, as a percentage of Dietary revenues, resulted from efficiencies in managing these costs at the facility level. As noted above in the Housekeeping labor and other labor costs discussion, our ability to control volatility in labor and other labor costs is directly related to our efficient management of labor at the various Dietary operational levels in respect to established staffing benchmarks, as well as procuring on a timely basis increases from clients to reflect increased labor and other labor costs. We believe Dietary’s labor and other labor costs can be effectively controlled in future periods by addressing such volatility factors effectively.

Dietary supplies, as a percentage of Dietary revenues, remained consistent in 2011 as compared to 2010. Dietary supplies, to a much greater extent than Housekeeping supplies, are impacted by commodity pricing factors, which in many cases are unpredictable and outside of our control. Although we endeavor to pass on to clients such increased costs, from time to time, sporadic unanticipated increases in the costs of certain supply items due to market economic conditions may result in a timing delay in passing on such increases to our clients. It is this type of spike in Dietary supplies’ costs that could most adversely affect Dietary’s operating performance. The adverse effect would be realized if we delay in passing on such costs to our clients or in instances where we may not be able to pass such increase on to our clients until the time of our next scheduled service billing review. We endeavor to mitigate the impact of unanticipated increase in such supplies’ costs thought consolidation of vendors, which increases our ability to obtain reduced pricing.

Consolidated Selling, General and Administrative Expense

	Year Ended December 31,
	2011	2010	% Inc/(Dec)
Selling, general and administrative expense w/o deferred compensation change (a)	$65,409,000	$55,985,000	16.8%
Deferred compensation fund gain/(loss)	(103,000)	1,325,000	(107.8)%

Consolidated selling, general and administrative expense (b)	$65,306,000	$57,310,000	14.0%

(a)	Selling, general and administrative expense excluding the change in the market value of the deferred compensation fund.

(b)	Consolidated selling, general and administrative expense reported for the period presented.

Although our growth in consolidated revenues was 14.9% for the year ended December 31, 2011, selling, general and administrative expenses excluding the change in market value of the deferred compensation fund increased 16.8% or $9,424,000 compared to the 2010 comparable period. Consequently, for the year ended December 31, 2011, selling, general and administrative expenses (excluding impact of deferred compensation fund), as a percentage of consolidated revenues, increased to 7.4% of consolidated revenues as compared to 7.2% in the 2010 comparable period. This percentage increase resulted primarily from an increase in our payroll and payroll related expenses, travel related costs and professional fees. The percentage increase in payroll and payroll related costs resulted from the development of additional regions, districts and overall management personnel in advance of the new business. The increase in travel costs is primarily due to the incremental costs associated with the travel related costs incurred to sign the business and start new facilities. For future periods, we expect to incur selling, general and administrative expenses as a percentage of consolidated revenues consistent with historical levels in 2012.

The increase in consolidated selling, general and administrative expenses was partially offset by the decrease in compensation expense (reported in this financial statement item) reflecting the decrease in the Deferred Compensation liability due to a decrease in the market value of the investments held in our Deferred Compensation Fund as noted below in Consolidated Investment and Interest Income discussion. Consolidated selling, general and administrative expenses increased $7,995,000 or 14.0%.

Consolidated Investment and Interest Income

Investment and interest income, as a percentage of consolidated revenues, decreased to 0.1% for the year ended December 31, 2011 compared to 0.3% for the comparable period in 2010. The decrease in investment and interest income was primarily attributable to the decrease in interest earned, and realized and unrealized net gains on our marketable securities portfolio during this period. Additionally, we recognized a decrease in the market value of the investments held in our Deferred Compensation Fund compared to an increase in the market value in the prior year. The decrease in interest income derived from our marketable securities resulted partially from a reduction in the amount of change in our marketable securities portfolio during 2011. From time to time in 2011, we sold securities to increase cash and cash equivalents to fund our growth. Additionally, we realized lower rates of return on our marketable securities and on cash and cash equivalents during the year.

Income before Income Taxes

Consolidated

As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for 2011 decreased to 6.5%, as a percentage of consolidated revenues, compared to 7.0% in 2010.

Reportable Segments

Housekeeping’s 13.0% increase in income before income taxes is primarily attributable to the gross profit earned on the 9.9% increase in organic reportable segment revenues along with the factors discussed above in Housekeeping’s cost of services key indicators.

Dietary’s income before income taxes increase of 54.0% on a reportable segment basis is primarily attributable to the 31.6% increase in Dietary revenues from 2010 along with the factors discussed above within Dietary’s cost of services key indicators.

Consolidated Income Taxes

Our effective tax rate was 34.0% for the year ended December 31, 2011 and 36.4% for 2010. The decrease in the effective tax rate was primarily the result of increased tax credits realized in 2011. The Company realized tax credits from, in addition to other tax credits available, the New Hire Retention Credit (the “NHR Credit”). The NHR Credit is a one-time general business credit at the Federal level that was authorized by the Hiring Incentives to Restore Employment Act (“HIRE Act”) of 2010. The NHR Credit allows an employer a credit of up to $1,000 for each eligible worker that was retained for at least 52 consecutive weeks of qualified employment. This program ended December 31, 2010 but the impact of the NHR Credit is accordingly reflected in our income tax provision for 2011. Additionally, there was a slight decrease in the effective tax rate resulting from changes in the apportionment of our income among the states within which we do business that have positively impacted our combined state income taxes.

Absent any significant change in federal, or state and local tax laws, we expect our effective tax rate for 2012 to approximate a rate between our 2010 rate of 36.4% and our 2009 rate of 38.5%. Our actual 2012 rate will be impacted by the expiration of the tax credits related to the HIRE Act and the uncertainty surrounding the renewal of the Work Opportunity Tax Credit (“WOTC”) program. Due to the expiration of current tax credits and the uncertainty regarding the availability of tax credits under new or potentially extended programs, the effect on our 2012 effective tax rate cannot be reasonably estimated at this time. Our effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes.

Consolidated Net Income

As a result of the matters discussed above, consolidated net income as a percentage of revenue for 2011 decreased to 4.3% compared to 4.5% for 2010.

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

				Reportable Segments
		% inc./	Corporate and	Housekeeping		Dietary	%
	Consolidated	(dec.)	Eliminations	Amount	% inc.	Amount	inc./(dec.)
Revenues	$773,956,000	11.7%	$(29,000)	$595,924,000	11.9%	$178,061,000	11.4%
Cost of services provided	665,149,000	11.3	(45,165,000)	539,837,000	12.4	170,477,000	12.1
Selling, general and administrative	57,310,000	14.0	57,310,000	—	—	—	—
Investment and interest income	2,622,000	(43.3)	2,622,000	—	—	—	—
Income before income taxes	$54,119,000	9.7%	$(9,552,000)	$56,087,000	7.1%	$7,584,000	(2.5)%

Revenues

Consolidated

Consolidated revenues increased 11.7% to $773,956,000 in 2010 compared to $692,695,000 in 2009 as a result of the factors discussed below under Reportable Segments.

Our Major Client in 2010 and 2009 accounted for 11% and 12%, respectively, of consolidated revenues. At both December 31, 2010 and 2009 amounts due from such client represented less than 1% of our accounts receivable balance. Although we expect to continue the relationship with this client, there can be no assurance thereof, and the loss of such client, or a significant reduction in the revenues we receive from this client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

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

Costs of services provided

Consolidated

As a percentage of consolidated revenues, cost of services decreased slightly to 85.9% in 2010 compared to 86.3% in 2009. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance.

Cost of Services Provided-Key Indicators as % of Revenue	2010%	2009%	Decr%
Bad debt provision	.3	.3	—
Workers’ compensation and general liability insurance	3.6	3.9	(.3)

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

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues that we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators as % of Revenue	2010%	2009%	Inc./(Decr)%
Housekeeping labor and other labor costs	81.1	81.3	(.2)
Housekeeping supplies	6.9	6.4	.5
Dietary labor and other labor costs	53.5	52.5	1.0
Dietary supplies	39.4	40.0	(.6)

The decrease in Housekeeping labor and other labor costs, as a percentage of Housekeeping revenues, resulted primarily from the efficiencies recognized in managing labor at the facility level. We can realize volatility in Housekeeping labor and other labor costs from time to time as a result of inefficient management of labor in respect to adhering to established labor and other labor costs benchmarks at various operational levels, or the timing of passing through to clients’ changes in wage rates as a result of legislative or collective bargaining actions. Housekeeping supplies increased slightly in comparison to prior year. We do realize volatility in the costs of supplies utilized in providing our Housekeeping services but we were able to mitigate any vendor price increases thru efficiencies in managing such costs. Our supplies’ costs are impacted by commodity pricing factors, which in many cases are unpredictable and outside of our control. Although we endeavor to pass on to clients such increased costs, from time to time, sporadic unanticipated increases in the costs of certain supply items due to economic conditions may result in a timing delay in obtaining such increases from our clients. Additionally, if the increase is a result of a temporary market condition or change in availability of the specific commodity, and trends indicate it will not continue, we may not be able to pass such temporary increase on to our clients until the time of our next scheduled annual service billing review.

The increase in Dietary labor and other labor costs, as a percentage of Dietary revenues, resulted primarily from inefficiencies in managing these costs at the facility level. As noted above in the Housekeeping labor and other labor costs discussion, our ability to control volatility in labor and other labor costs is directly related to our efficient management of labor at the various Dietary operational levels in respect to established staffing benchmarks, as well as procuring on a timely basis increases from clients to reflect increased labor and other labor costs. We believe Dietary’s increase in labor and other labor costs can be reduced in future periods by addressing such volatility factors effectively.

The decrease in Dietary supplies, as a percentage of Dietary segment revenues, is a result of better management of these supplies at the facility level and improved vendor prices resulting from increases in our purchasing volume of Dietary supplies. Dietary supplies, to a much greater extent than Housekeeping supplies, are impacted by commodity pricing factors, which in many cases are unpredictable and outside of our control. Although we endeavor to pass on to clients such increased costs, from time to time, sporadic unanticipated increases in the costs of certain supply items due to market economic conditions may result in a timing delay in passing on such increases to our clients. It is this type of spike in Dietary supplies’ costs that could most adversely affect Dietary’s operating performance. The adverse effect would be realized if we delay in passing on such costs to our clients or in instances where we may not be able to pass such increase on to our clients until the time of our next scheduled service billing review.

Consolidated Selling, General and Administrative Expense

	Year Ended December 31,
	2010	2009	% Inc/(Dec)
Selling, general and administrative expense w/o deferred compensation change (a)	$55,985,000	$48,472,000	15.5%
Deferred compensation fund gain	1,325,000	1,797,000	(26.3)%

Consolidated selling, general and administrative expense (b)	$57,310,000	$50,269,000	14.0%

(a)	Selling, general and administrative expense excluding the change in the market value of the deferred compensation fund.

(b)	Consolidated selling, general and administrative expense reported for the period presented.

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

Reportable Segments

Housekeeping’s 7.1% increase in income before income taxes is attributable approximately equally between the gross profit earned on the 11.9% increase in organic reportable segment revenues.

Dietary’s income before income taxes decrease of 2.5% on a reportable segment basis is primarily attributable to the gross profit earned on the 11.4% increase in organic reportable segment revenues, as well as the improvement in gross profit earned at certain existing clients’ facilities derived primarily from the factors discussed in Dietary’s cost of services key indicators. Additionally, CES contributed approximately 16.7% of Dietary’s 2010 increase in income before income taxes.

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

We consider the policies discussed below to be critical to an understanding of our financial statements because their application places the most significant demands on our judgment. Therefore, it should be noted that financial reporting results rely on estimating the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies and estimates are described in the following paragraphs. For these estimates, we caution that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. Any such adjustments or revisions to estimates could result in material differences to previously reported amounts.

The policies discussed are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting standards generally accepted in the United States, with no need for our judgment in their application. There are also areas in which our judgment in selecting another available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which are included in this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States.

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

Summarized below for the years 2009 through 2011 are the aggregate account balances for the three Allowance criteria noted above, net write-offs of client accounts, bad debt provision and allowance for doubtful accounts.

	Aggregate Account
	Balances of Clients in Bankruptcy or
	in/or Pending	Net Write-offs	Bad Debt	Allowance for
Year Ending	Collection/Litigation	of Client Accounts	Provision	Doubtful Accounts
2009	$9,874,000	$978,000	$2,404,000	$4,640,000
2010	$8,550,000	$2,771,000	$2,200,000	$4,069,000
2011	$7,784,000	$2,013,000	$2,450,000	$4,506,000

At December 31, 2011, we identified accounts totaling $7,784,000 that require an Allowance based on potential impairment or loss of value. An Allowance totaling $4,507,000 was provided for these accounts at such date. Actual collections of these accounts could differ from that which we currently estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance would decrease net income by approximately $63,000.

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

Accrued Insurance Claims

We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance, which comprise approximately 25% of our liabilities at December 31, 2011. Our accounting for this plan is affected by various uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We address these uncertainties by regularly evaluating our claims’ pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluations are based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/or industry trends result in an unfavorable change resulting from, among other factors, the severity levels of reported claims and medical cost inflation, as compared to historical claim trends, it would have an adverse effect on our results of operations and financial condition. Under these plans, predetermined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.

For workers’ compensation, we record a reserve based on the present value of estimated future cost of claims and related expenses that have been reported but not settled, including an estimate of claims incurred but not reported that are developed as a result of a review of our historical data and open claims. The present value of the payout is determined by applying an 8% discount factor against the estimated value of the claims over the estimated remaining pay-out period. Reducing the discount factor by 1% would reduce net income by approximately $87,000. Additionally, reducing the estimated payout period by six months would result in an approximate $144,000 reduction in net income.

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

Income Taxes

Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary based on the weight of available evidence, if it is considered more likely than not that all or some portion of the deferred tax assets will not be realized. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

We are subject to income taxes in the United States and numerous state and local jurisdictions. The determination of the income tax provision is an inherently complex process, requiring management to interpret continually changing regulations and to make certain significant judgments. Our assumptions, judgments and estimates relative to the amount of deferred income taxes take into account scheduled reversals of deferred tax liabilities, recent financial operations, estimates of the amount of future taxable income and available tax planning strategies. Actual operating results in future years could render our current assumptions, judgments and estimates inaccurate. No assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in the Company’s historical income tax provisions and accruals. The Company adjusts these items in light of changing facts and circumstances. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences could have a material effect on the income tax provisions or benefits in the periods in which such determinations are made.

Liquidity and Capital Resources

At December 31, 2011, we had cash and cash equivalents, and marketable securities of $69,976,000 and working capital of $186,734,000 compared to December 31, 2010 cash, cash equivalents and marketable securities of $83,129,000 and working capital of $181,244,000. We view our cash and cash equivalents and marketable securities as our principal measure of liquidity. Our current ratio at December 31, 2011 decreased to 5.1 to 1 from 5.5 to 1 at December 31, 2010. This decrease resulted primarily from declines in our cash, cash equivalents and marketable securities and increases in accrued payroll, withheld payroll taxes expense primarily resulting from the timing of such payments at December 31, 2011 from December 31, 2010. Our cash, cash equivalents and marketable securities declined at December 31, 2011 from December 31, 2010, primarily due to the working capital investment required to support our 2011 revenue growth of 14.9% and the payment of dividends to shareholders. The decrease was positively impacted by the increase in accounts and notes receivable resulting from our increase in revenues. The growth in accounts and notes receivable, net, exceeded the annual growth in revenues based on the revenue growth experienced in the latter portion of the year. On an historical basis, our operations have generally produced consistent cash flow and have required limited capital resources. We believe our current and near term cash flow positions will enable us to fund our continued anticipated growth.

Operating Activities

The net cash provided by our operating activities was $32,948,000 for the year ended December 31, 2011. The principal sources of net cash flows from operating activities for 2011 were net income adjusted for non-cash charges to operations for bad debt provisions, stock-based compensation, depreciation and amortization. Additionally, operating activities’ cash flows increased by $10,625,000 in 2011 as a result of the increases in accrued payroll and payroll taxes ($6,319,000), accrued insurance claims ($732,000), and decrease in prepaid income taxes ($3,574,000). The operating activities that used the largest amount of cash during 2011 was a net increase of $27,027,000 in accounts and notes receivable ($21,197,000), inventories and supplies ($4,531,000) and prepaid expenses and other assets ($220,000) along with a decrease in accounts payable and other accrued expenses ($1,079,000).

Investing Activities

Our principal source of cash in investing activities for 2011 was $11,037,000 for the net sales and maturities of marketable securities. The net sales and maturities of marketable securities enabled us to increase cash and cash equivalents to support the increase in client facilities in 2011 and dividend payments. During 2011, we paid $1,000,000 in cash related to the purchase of a small regional provider of housekeeping and laundry services. Additionally, we expended $5,545,000 for the purchase of housekeeping equipment, computer software and equipment, and laundry equipment installations. See “Capital Expenditures” below.

Financing Activities

We have paid regular quarterly cash dividends since the second quarter of 2003. During 2011, we paid to shareholders regular quarterly cash dividends totaling $42,228,000 as follows.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Cash dividend per common share	$.15625	$.1575	$.1588	$.1600
Total cash dividends paid	$10,402,000	$10,500,000	$10,592,000	$10,734,000
Record date	February 11	April 22	July 29	October 28
Payment date	March 4	May 13	August 19	November 18

Additionally, on January 24, 2012, our Board of Directors declared a regular quarterly cash dividend of $.16125 per common share, which will be paid on March 16, 2012 to shareholders of record as of the close of business on February 24, 2012.

Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

During the year ended December 31, 2011 we elected not to purchase any of our common stock but we remain authorized to purchase 1,698,000 shares of our common stock pursuant to previous Board of Directors’ approvals.

During the year ended December 31, 2011, we received proceeds of $2,363,000 from the exercise of stock options by employees and directors. Additionally, as a result of deductions derived from the stock option exercises, we recognized an income tax benefit of $1,222,000.

Contractual Obligations

Our future contractual obligations and commitments at December 31, 2011 consist of the following:

	Payments Due by Period
		Less Than 1
Year Ending	Total	Year	1-3 Years	3-5 Years	After 5 Years
Operating Lease Obligations	$2,787,000	$1,086,000	$1,603,000	$98,000	$-

Line of Credit

We have a $57,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At December 31, 2011, there were no borrowings under the line of credit. However, at such date, we had outstanding a $40,420,000 irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $40,420,000 at December 31, 2011.

The line of credit requires us to satisfy two financial covenants. Such covenants and their respective status at December 31, 2011 were as follows:

Covenant Description and Requirement	Status at December 31, 2011
Commitment coverage ratio: cash and cash equivalents plus marketable securities must equal or exceed outstanding obligations under the line by a multiple of 1.25	1.7
Tangible net worth: must exceed $159,078,000	$193,399,000

As noted above, we complied with both financial covenants at December 31, 2011 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2012. We believe the line of credit will be renewed at that time.

Accounts and Notes Receivable

We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Congress has enacted a number of laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally dependent on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At December 31, 2011 and 2010, we had $6,693,000 and $9,269,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

As a result of the current economic crisis, many states have significant budget deficits. State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their Medicaid programs. In addition, comprehensive health care legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “Act”) was signed into law in March 2010. The Act will significantly impact the governmental healthcare programs in which our clients participate, and reimbursements received thereunder from governmental or third-party payors. In July 2011, Centers for Medicare and Medicaid Services (“CMS”) issued a final rule that will reduce Medicare payments to nursing centers by 11.1% and change the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries. This new rule was effective as of October 1, 2011. Furthermore, in the coming year and beyond, new proposals or additional changes in existing regulations could be made to the Act which could directly impact the governmental reimbursement programs in which our clients participate. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying or foregoing those increases. A few states have indicated it is possible they will run out of cash to pay Medicaid providers, including nursing homes. Any negative changes in our clients’ reimbursements may negatively impact our results of operations. Although we are currently evaluating the Act’s effect on our client base, we may not know the full effect until such time as these laws are fully implemented and CMS and other agencies issue applicable regulations or guidance.

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $2,450,000, $2,200,000 and $2,404,000 in the years ended December 31, 2011, 2010 and 2009, respectively. These provisions represent approximately .3% as a percentage of total revenues for each respective period. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

At December 31, 2011, amounts due from our Major Client represented less than 1% of our accounts receivable balance. If such client changes its payment terms, it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Insurance Programs

We self-insure or carry a high deductible, and therefore retain a substantial portion of the risk associated with the expected losses under our general liability and workers compensation programs. Under our insurance plans for general liability and workers’ compensation, predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost.

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

We regularly evaluate our claims’ pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims’ estimate. Our evaluation is based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/or industry trends result in an unfavorable change, it would have an adverse effect on our consolidated results of operations, financial condition and cash flows.

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment purchases, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2012, we estimate that for the period we will have capital expenditures of $4,000,000 to $6,000,000 in connection with housekeeping equipment purchases and laundry and linen equipment installations in our clients’ facilities, as well as expenditures relating to internal data processing hardware and software requirements. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would, if necessary, seek to obtain necessary working capital from such sources as long-term debt or equity financing.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

At December 31, 2011, we had $69,976,000 in cash, cash equivalents and marketable securities. In accordance with U.S. GAAP, the fair value of all of our cash equivalents and marketable securities is determined based on “Level 2” inputs, which consist of quoted prices whose value is based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors of

Healthcare Services Group, Inc.

We have audited the accompanying consolidated balance sheets of Healthcare Services Group, Inc. (a Pennsylvania Corporation) and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Services Group, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 23, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Edison, New Jersey

February 23, 2012

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, for the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting as of December 31, 2011 was effective as a whole.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent auditors have audited, and reported on, the Company’s internal control over financial reporting as of December 31, 2011. This report appears on page 36.

(-s- Daniel P. McCartney)	(-s- Richard W. Hudson)
Daniel P. McCartney	Richard W. Hudson
Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Financial Officer)
February 23, 2012	February 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors of

Healthcare Services Group, Inc.

We have audited Healthcare Services Group, Inc. (a Pennsylvania Corporation) and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Healthcare Services Group, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Healthcare Services Group, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 23, 2012, expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Edison, New Jersey

February 23, 2012

Consolidated Balance Sheets

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$38,639,000	$39,692,000
Marketable securities, at fair value	31,337,000	43,437,000
Accounts and notes receivable, less allowance for doubtful accounts of $4,506,000 in 2011 and $4,069,000 in 2010	130,744,000	108,426,000
Inventories and supplies	25,144,000	20,614,000
Prepaid income taxes	405,000	3,978,000
Prepaid expenses and other	5,852,000	5,628,000

Total current assets	232,121,000	221,775,000
Property and equipment:
Laundry and linen equipment installations	2,100,000	1,886,000
Housekeeping and office equipment and furniture	24,277,000	20,111,000
Autos and trucks	299,000	284,000

	26,676,000	22,281,000
Less accumulated depreciation	16,913,000	15,625,000

	9,763,000	6,656,000
GOODWILL	16,955,000	16,955,000
OTHER INTANGIBLE ASSETS, less accumulated amortization of $7,909,000 in 2011 and $5,938,000 in 2010	7,372,000	7,262,000
NOTES RECEIVABLE — long term portion, net of discount	1,483,000	5,055,000
DEFERRED COMPENSATION FUNDING, at fair value	13,780,000	12,080,000
DEFERRED INCOME TAXES — long term portion	8,181,000	8,109,000
OTHER NONCURRENT ASSETS	40,000	42,000

TOTAL ASSETS	$289,695,000	$277,934,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,650,000	$11,434,000
Accrued payroll, accrued and withheld payroll taxes	26,833,000	21,429,000
Other accrued expenses	1,657,000	1,988,000
Deferred income taxes	951,000	604,000
Accrued insurance claims	5,296,000	5,076,000

Total current liabilities	45,387,000	40,531,000
ACCRUED INSURANCE CLAIMS — long term portion	12,358,000	11,845,000
DEFERRED COMPENSATION LIABILITY	14,224,000	12,479,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 69,473,000 shares issued in 2011 and 69,315,000 shares in 2010	695,000	693,000
Additional paid-in capital	105,727,000	100,138,000
Retained earnings	126,921,000	130,993,000
Accumulated other comprehensive income/(loss), net of taxes	343,000	(78,000)
Common stock in treasury, at cost, 2,684,000 shares in 2011 and 3,139,000 shares in 2010	(15,960,000)	(18,667,000)

Total stockholders’ equity	217,726,000	213,079,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$289,695,000	$277,934,000

See accompanying notes

Consolidated Statements of Income

	Years Ended December 31,
	2011	2010	2009
Revenues	$889,065,000	$773,956,000	$692,695,000
Operating costs and expenses:
Costs of services provided	766,958,000	665,149,000	597,715,000
Selling, general and administrative	65,306,000	57,310,000	50,269,000
Other income:
Investment and interest	1,011,000	2,622,000	4,624,000

Income before income taxes	57,812,000	54,119,000	49,335,000
Income taxes	19,656,000	19,678,000	18,993,000

Net income	$38,156,000	$34,441,000	$30,342,000

Basic earnings per common share	$0.57	$0.52	$0.46

Diluted earnings per common share	$0.56	$0.51	$0.46

Cash dividends per common share	$0.63	$0.60	$0.49

Weighted average number of common shares outstanding
Basic	66,637,000	65,917,000	65,376,000

Diluted	67,585,000	67,008,000	66,429,000

See accompanying notes

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$38,156,000	$34,441,000	$30,342,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,387,000	3,764,000	3,229,000
Bad debt provision	2,450,000	2,200,000	2,404,000
Deferred income tax (benefits)	275,000	517,000	(2,390,000)
Stock-based compensation expense	2,152,000	1,332,000	1,074,000
Amortization of premium on marketable securities	999,000	840,000	956,000
Unrealized (gain) loss on marketable securities	486,000	1,083,000	(505,000)
Unrealized (gain) loss on deferred compensation fund investments	104,000	(1,325,000)	(1,797,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	(24,769,000)	(6,270,000)	(10,202,000)
Prepaid income taxes	3,574,000	(4,014,000)	2,838,000
Inventories and supplies	(4,531,000)	(3,639,000)	(620,000)
Notes receivable — long term	3,572,000	(432,000)	(1,422,000)
Deferred compensation funding	(1,804,000)	29,000	(700,000)
Accounts payable and other accrued expenses	(1,079,000)	1,306,000	1,934,000
Accrued payroll, accrued and withheld payroll taxes	6,319,000	4,437,000	2,800,000
Accrued insurance claims	732,000	775,000	3,002,000
Deferred compensation liability	2,145,000	1,697,000	2,817,000
Income taxes payable	—	—	35,000
Prepaid expenses and other assets	(220,000)	1,006,000	4,512,000

Net cash provided by operating activities	32,948,000	37,747,000	38,307,000

Cash flows from investing activities:
Disposals of fixed assets	22,000	44,000	220,000
Additions to property and equipment	(5,545,000)	(4,174,000)	(2,154,000)
Purchases of marketable securities	(18,934,000)	(38,873,000)	(3,686,000)
Sales of marketable securities	29,971,000	46,083,000	—
Cash paid for acquisition	(1,000,000)	—	(4,613,000)

Net cash provided by (used in) investing activities	4,514,000	3,080,000	(10,233,000)

Cash flows from financing activities:
Dividends paid	(42,228,000)	(39,285,000)	(32,246,000)
Repayment of debt assumed in acquisition	—	—	(4,718,000)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	128,000	121,000	88,000
Tax benefit from equity compensation plans	1,222,000	1,938,000	722,000
Proceeds from the exercise of stock options	2,363,000	4,790,000	1,880,000

Net cash used in financing activities	(38,515,000)	(32,436,000)	(34,274,000)

Net increase (decrease) in cash and cash equivalents	(1,053,000)	8,391,000	(6,200,000)
Cash and cash equivalents at beginning of the period	39,692,000	31,301,000	37,501,000

Cash and cash equivalents at end of the period	$38,639,000	$39,692,000	$31,301,000

Supplementary Cash Flow Information:
Issuance of 27,000 and 99,000 shares of Common Stock related to acquisition in 2011 and 2009, respectively	$1,080,000	$—	$4,494,000

Issuance of 76,000, 73,000 and 73,000 shares of Common Stock in 2011, 2010 and 2009, respectively, pursuant to Employee Stock Plans	$1,233,000	$1,047,000	$777,000

See accompanying notes

Consolidated Statements of Stockholders’ Equity

	Years Ended December 31, 2011, 2010 and 2009
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2008	68,385,000	$684,000	$84,193,000	$—	$137,741,000	$(20,936,000)	$201,682,000
Comprehensive income:
Net income for the year					30,342,000		30,342,000
Unrealized gain/(loss) on available for sale marketable securities, net of taxes				—			—

Comprehensive income							30,342,000
Exercise of stock options and other stock-based compensation, net of 14,000 shares tendered for payment	344,000	3,000	1,889,000			(12,000)	1,880,000
Tax benefit arising from stock option transactions			722,000				722,000
Share-based compensation expense — stock options			681,000				681,000
Treasury shares issued for Deferred Compensation Plan funding and redemptions (5,000 shares)			328,000			26,000	354,000
Shares issued pursuant to Employee Stock Plans (73,000 shares)			351,000			426,000	777,000
Cash dividends — $.49 per common share					(32,246,000)		(32,246,000)
Shares issued pursuant to Dividend Reinvestment Plan (8,000 shares)			43,000			45,000	88,000
Shares issued pursuant to acquisition (99,000 shares)			3,903,000			591,000	4,494,000

Balance, December 31, 2009	68,729,000	687,000	92,110,000	—	135,837,000	(19,860,000)	208,774,000
Comprehensive income:
Net income for the period					34,441,000		34,441,000
Unrealized loss on available for sale marketable securities, net of taxes				(78,000)			(78,000)

Comprehensive income							34,363,000
Exercise of stock options and other stock-based compensation, net of 14,000 shares tendered for payment	586,000	6,000	4,167,000			617,000	4,790,000
Tax benefit from equity compensation plans			1,938,000				1,938,000
Share-based compensation expense — stock options			1,015,000				1,015,000
Treasury shares issued for Deferred Compensation Plan funding and redemptions (15,000 shares)			226,000			90,000	316,000
Shares issued pursuant to Employee Stock Plans (73,000 shares)			609,000			438,000	1,047,000
Cash dividends — $0.60 per common share					(39,285,000)		(39,285,000)
Shares issued pursuant to Dividend Reinvestment Plan (8,000 shares)			73,000			48,000	121,000

Balance, December 31, 2010	69,315,000	693,000	100,138,000	(78,000)	130,993,000	(18,667,000)	213,079,000
Comprehensive income:
Net income for the period					38,156,000		38,156,000
Unrealized gain on available for sale marketable securities, net of taxes				421,000			421,000

Comprehensive income							38,577,000
Exercise of stock options and other stock-based compensation, net of 7,000 shares tendered for payment	158,000	2,000	349,000			2,012,000	2,363,000
Tax benefit from equity compensation plans			1,222,000				1,222,000
Share-based compensation expense — stock options			1,870,000				1,870,000
Treasury shares issued for Deferred Compensation Plan funding and redemptions (5,000 shares)			367,000			35,000	402,000
Shares issued pursuant to Employee Stock Plans (76,000 shares)			782,000			451,000	1,233,000
Cash dividends — $0.63 per common share					(42,228,000)		(42,228,000)
Shares issued pursuant to Dividend Reinvestment Plan (8,000 shares)			81,000			47,000	128,000
Shares issue pursuant to acquisition (27,000 shares)			918,000			162,000	1,080,000

Balance, December 31, 2011	69,473,000	$695,000	$105,727,000	$343,000	$126,921,000	$(15,960,000)	$217,726,000

See accompanying notes.

Notes to Consolidated Financial

Statements

Note 1—Summary of Significant Accounting Policies

Nature of Operations

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe that we are the largest provider of housekeeping and laundry departmental management services to the long-term care industry in the United States rendering such services to approximately 2,900 facilities in 47 states as of December 31, 2011. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

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

As of December 31, 2011, we operate two wholly-owned subsidiaries, Huntingdon Holdings, Inc. (“Huntingdon”) and Healthcare Staff Leasing Solutions, LLC (“Staff Leasing”). Huntingdon invests our cash and cash equivalents as well as manages our portfolio of marketable securities. Staff Leasing is an entity that was formed in 2011 to offer professional employer organization (“PEO”) services to potential clients in the health care industry. As of December 31, 2011, we have not yet entered into any PEO service contracts. On March 1, 2009, we sold our wholly-owned subsidiary HCSG Supply, Inc. (“Supply”) for approximately $1,100,000, financed principally through our acceptance of a secured promissory note which is recorded in our notes receivable in the accompanying December 31, 2011 and 2010 balance sheet.

Principles of Consolidation

The consolidated financial statements include the accounts of Healthcare Services Group, Inc. and its wholly-owned subsidiaries, (HCSG Supply, Inc. accounts are included up through March 1, 2009, the date of its sale) after elimination of intercompany transactions and balances.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts and notes receivable, deferred compensation funding and accounts payable. Our marketable securities consist of tax-exempt municipal bond investments that are reported at fair value with the unrealized gains and losses included in our consolidated statements of income. In accordance with U.S. GAAP, we define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value of our cash equivalents and marketable securities is determined based on “Level 2” inputs, which consists of quoted prices for similar assets or market corroborated inputs. We believe recorded values of all of our financial instruments approximate their current fair values because of their nature, stated interest rates and respective maturity dates or durations.

We have certain notes receivable that either do not bear interest or bear interest at a below market rate. Therefore, such notes receivable of $1,855,000 and $1,910,000 at December 31, 2011 and 2010, respectively, have been discounted to their present value and are reported at such values of $1,828,000 and $1,846,000 at December 31, 2011 and 2010, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term, highly liquid investments with a maturity of three months or less at time of purchase.

Investments in Marketable Securities

We define our marketable securities as fixed income investments which are highly liquid investments that can be readily purchased or sold using established markets. At December 31, 2011, we had marketable securities of $31,337,000 which were comprised of tax exempt municipal bonds. These investments are reported at fair value on our balance sheet. Unrealized losses of $486,000 at December 31, 2011 were recorded in our consolidated statement of income for the year then ended for investments recorded under the fair value option. For the year ended December 31, 2011, the accumulated other comprehensive income on our consolidated balance sheet within stockholder’ equity includes unrealized gains from marketable securities of $421,000 related to marketable securities that are not recognized under the fair value option in accordance with U.S. GAAP. The unrealized gains and losses are recorded net of income taxes, although there is no income tax benefit from these amounts as they represent unrealized losses on municipal bonds which are not subject to income taxes. Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date.

We, in accordance with U.S. GAAP, define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Effective January 1, 2008, we elected the fair value option for certain of our marketable securities purchased since such adoption. Management initially elected the fair value option for certain of our marketable securities because we viewed such investment securities as highly liquid and available to be drawn upon for working capital purposes making them similar to cash and cash equivalents. Accordingly, we record net unrealized gain or loss in the other income, investment and interest caption in our consolidated statements of income for such investments. We have not elected the fair value option for marketable securities acquired after December 31, 2009. Although these assets continue to be highly liquid and available, we believe these assets are more representative of our investing activities. These assets are available for future needs of the Company to support its current and projected growth, if required. In accordance with U.S. GAAP, our investments in marketable securities are classified within Level 2 of the fair value hierarchy. These investment securities are valued based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

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

We review periodically our investments in marketable securities for other than temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of December 31, 2011, we believe that recorded value of our investments in marketable securities was recoverable in all material respects.

Inventories and Supplies

Inventories and supplies include housekeeping, linen and laundry supplies, as well as food provisions and supplies. Inventories and supplies are stated at cost to approximate a first-in, first-out (FIFO) basis. Linen supplies are amortized on a straight-line basis over their estimated useful life of 24 months.

Property and Equipment

Property and equipment are stated at cost. Additions, renewals and improvements are capitalized, while maintenance and repair costs are expensed when incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in income. Depreciation is provided by the straight-line method over the following estimated useful lives: laundry and linen equipment installations — 3 to 7 years; housekeeping, and office furniture and equipment — 3 to 7 years; autos and trucks — 3 years. Depreciation expense on property and equipment in the years ended December 31, 2011, 2010 and 2009 was $2,416,000, $1,864,000 and $1,658,000, respectively.

Revenue Recognition

Revenues from our service agreements with clients are recognized as services are performed.

As a distributor of laundry equipment, we occasionally sell laundry installations to certain clients. The sales in most cases represent the construction and installation of a turn-key operation and are for payment terms ranging from 24 to 60 months. Our accounting policy for these sales is to recognize the gross profit over the life of the payments associated with our financing of the transactions. During 2011, 2010 and 2009 laundry installation sales were not material.

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

Share-Based Compensation

Share-based compensation is the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options and participation in the Company’s employee stock purchase plan. We estimate the fair value of share-based awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the Company’s consolidated statements of income over the requisite service periods. We use the straight-line single option method of expensing share-based awards in our consolidated financial statements of income. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures. Forfeitures are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Advertising Costs

Advertising costs are expensed when incurred. Advertising costs were not material for the years ended December 31, 2011, 2010 and 2009.

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

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets with finite lives are amortized on a straight-line basis over their respective lives. Goodwill represents the excess of costs over the fair value of net assets of the acquired business. We review the carrying values of goodwill at least annually during the fourth quarter of each year to assess impairment because these assets are not amortized. Additionally, we review the carrying value of any intangible asset or goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We assess impairment by comparing the fair value of an identifiable intangible asset or goodwill with its carrying value. Impairments are expensed when incurred. No impairment loss was recognized on our intangible assets for the years ended December 31, 2011, 2010 and 2009.

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

Concentrations of Credit Risk

The accounting guidance requires the disclosure of significant concentrations of credit risk, regardless of the degree of such risk. Financial instruments, as defined by U.S. GAAP, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, marketable securities, deferred compensation funding and accounts and notes receivable. We define our marketable securities as fixed income investments which are highly liquid investments that can be readily purchased or sold using established markets. At December 31, 2011 and 2010, substantially all of our cash and cash equivalents, and marketable securities were held in one large financial institution located in the United States, in excess of regulatory insured amounts.

Our clients are concentrated in the health care industry, primarily providers of long-term care. Many of our clients’ revenues are highly contingent on Medicare, Medicaid and third-party payors’ reimbursement funding rates. Congress has enacted a number of major laws during the past decade that have significantly altered, or threatened to alter, overall government reimbursement for nursing home services. These changes and lack of substantive reimbursement funding rate reform legislation, as well as other trends in the long-term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in, and could continue to result in, significant additional bad debts in the future.

As a result of the current economic crisis, many states have significant budget deficits. State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their Medicaid programs. In addition, comprehensive health care legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “Act”) was signed into law in March 2010. The Act will significantly impact the governmental healthcare programs in which our clients participate, and reimbursements received thereunder from governmental or third-party payors. Furthermore, in the coming year and beyond, new proposals or additional changes in existing regulations could be made to the Act which could directly impact the governmental reimbursement programs in which our clients participate. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying or foregoing those increases. A few states have indicated that it is possible they will run out of cash to pay Medicaid providers, including nursing homes. Any negative changes in our clients’ reimbursements may negatively impact our results of operations. Although we are currently evaluating the Act’s effect on our client base, we may not know the full effect until such time as these laws are fully implemented and Centers for Medicare and Medicaid Services (“CMS”) and other agencies issue applicable regulations or guidance.

In 2009 and 2010, Federal economic stimulus legislation was enacted to counter the impact of the economic crisis on state budgets. The legislation included the temporary provision of additional federal matching funds to help states maintain their Medicaid programs. This legislation to provide states with an extension of this fiscal relief was extended through June 2011, but at a reduced reimbursement rate. In July 2011, CMS issued a final rule that will reduce Medicare payments to nursing centers by 11.1% and change the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries. This new rule was effective as of October 1, 2011. In addition, certain states have proposed legislation to provide additional funding for nursing home providers. Even if federal or state legislation is enacted that provides additional funding to Medicaid providers, given the volatility of the economic environment, it is difficult to predict the impact of this legislation on our clients’ liquidity and their ability to make payments to us as agreed.

Major Client

Our Major Client’s percentage contribution to revenues and accounts receivable balances is summarized below:

	Total Revenues	Reportable Segment Revenue		Amounts due at December 31, % of accounts receivable balance
		Housekeeping	Dietary
2011	9%	11%	5%	less than 1%
2010	11%	11%	9%	less than 1%
2009	12%	13%	11%	less than 1%

Although we expect to continue the relationship with this client, there can be no assurance thereof. The loss of such client, or a significant reduction in the revenues we receive from this client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it could increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) amended the guidance on the testing of goodwill for impairment. The amended guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We do not believe our adoption of this standard in 2012 will have a material impact on the Company’s consolidated financial statements.

In June and December 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We do not believe our adoption of the new guidance in the first quarter of fiscal 2012 will have an impact on our consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued updated standards to address the determination of when the individual deliverables included in a multiple arrangement may be treated as separate units of accounting. This updated standard also modifies the manner in which the transaction consideration is allocated across separately identified deliverables and establishes definitions for determining fair value of elements in an arrangement. We have adopted this standard effective January 1, 2011 and the adoption did not have a material impact on our financial condition or results of operations.

Note 2—Acquisition

On May 1, 2009, we acquired essentially all of the assets of Contract Environmental Services, Inc. (“CES”), a South Carolina based corporation which is a provider of professional housekeeping, laundry and dietary department services to long-term care and related facilities. We believe the acquisition of CES expands and complements our position of being the largest provider of such services to long-term care and related facilities in the United States. The aggregate consideration was approximately $13,825,000 consisting of: (i) $4,613,000 in cash paid, (ii) issuance of approximately 99,000 shares of our common stock (valued at approximately $1,183,000) and future issuance of approximately 397,000 shares (valued at approximately $3,311,000) contingent upon the achievement of certain financial targets, and (iii) the repayment of approximately $4,718,000 of certain debt obligations of CES. The final allocation of such consideration resulted in our recording of the following: (i) approximately $8,998,000 of tangible assets consisting primarily of accounts receivable, (ii) $5,700,000 of amortizable intangible assets, (iii) $1,936,000 of goodwill, and (iv) current liabilities of approximately $2,809,000. The CES results of operations are not included in our consolidated results of operations before May 1, 2009, which was prior to the closing of the transaction. Effective January 1, 2010, all of CES’ operations were fully integrated with our operations.

Note 3—Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired of businesses and is not amortized. Goodwill is evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the asset to its carrying value.

Goodwill by reportable operating segment, as described in Note 12 herein, was approximately $14,894,000 and $2,061,000 for Housekeeping and Dietary, respectively, as of both December 31, 2011 and 2010.

The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 7 and 8 years).

The following table sets forth the amounts of our identifiable intangible assets subject to amortization, which were acquired in acquisitions.

	December 31,
	2011	2010
Customer relationships	$14,481,000	$12,400,000
Non-compete agreements	800,000	800,000

Total other intangibles, gross	15,281,000	13,200,000
Less accumulated amortization	7,909,000	5,938,000

Other intangibles, net	$7,372,000	$7,262,000

The customer relationships have a weighted-average amortization period of seven years and the non-compete agreements have a weighted-average amortization period of eight years. The following table sets forth the estimated amortization expense for intangibles subject to amortization for the following five fiscal years:

Period/Year	Customer Relationships	Non-Compete Agreements	Total
2012	2,069,000	100,000	2,169,000
2013	1,750,000	100,000	1,850,000
2014	1,112,000	67,000	1,179,000
2015	1,112,000	—	1,112,000
2016	569,000	—	569,000
Thereafter	495,000	—	495,000

Amortization expense for the years ended December 31, 2011, 2010 and 2009 was $1,971,000, $1,900,000 and $1,571,000, respectively.

Note 4—Fair Value Measurements

We, in accordance with U.S. GAAP, define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Effective January 1, 2008, we elected the fair value option for certain of our marketable securities purchased since such adoption. Management initially elected the fair value option for certain of our marketable securities because it views such investment securities as highly liquid and available to be drawn upon for working capital purposes making them similar to its cash and cash equivalents. Accordingly, we record net unrealized gain or loss in the other income, investment and interest caption in our consolidated income statements. We have not elected for such investments the fair value option for marketable securities acquired after December 31, 2009. Although these assets continue to be highly liquid and available, we believe these assets are more representative of our investing activities. These assets are available for future needs of the Company to support its current and projected growth.

Certain of our assets and liabilities are reported at fair value in the accompanying balance sheets. Such assets and liabilities include cash and cash equivalents, marketable securities, accounts and notes receivable, and accounts payable (including income taxes payable and accrued expenses). The following tables provide fair value measurement information for our marketable securities and deferred compensation fund investment assets as of December 31, 2011 and 2010.

	As of December 31, 2011
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Marketable securities
Municipal bonds	$31,337,000	$31,337,000		$31,337,000
Equity securities — Deferred comp fund
Money Market	$3,029,000	$3,029,000		$3,029,000
Large Cap Value	2,716,000	2,716,000	2,716,000
Large Cap Growth	2,184,000	2,184,000	2,184,000
Small Cap Value	1,244,000	1,244,000	1,244,000
Fixed Income	1,429,000	1,429,000	1,429,000
Specialty	832,000	832,000	832,000
Balanced and Lifestyle	814,000	814,000	814,000
International	562,000	562,000	562,000
Large Cap Blend	500,000	500,000	500,000
Mid Cap Growth	363,000	363,000	363,000
Mid Cap Value	54,000	54,000	54,000
Small Cap Growth	53,000	53,000	53,000

Equity securities — Deferred comp fund	$13,780,000	$13,780,000	$10,751,000	$3,029,000	$—

	As of December 31, 2010
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Marketable securities
Municipal bonds	$43,437,000	$43,437,000	$—	$43,437,000	$—
Equity securities — Deferred comp fund
Money Market	$2,737,000	$2,737,000	$—	$2,737,000	$—
Large Cap Value	2,433,000	2,433,000	2,433,000	—	—
Large Cap Growth	2,106,000	2,106,000	2,106,000	—	—
Small Cap Value	1,152,000	1,152,000	1,152,000	—	—
Fixed Income	987,000	987,000	987,000	—	—
Specialty	712,000	712,000	712,000	—	—
Balanced and Lifestyle	566,000	566,000	566,000	—	—
International	572,000	572,000	572,000	—	—
Large Cap Blend	444,000	444,000	444,000	—	—
Mid Cap Growth	371,000	371,000	371,000	—	—

Equity securities — Deferred comp fund	$12,080,000	$12,080,000	$9,343,000	$2,737,000	$—

The fair value of the municipal bonds is measured using pricing service data using third party pricing data. The fair value of equity investments in the funded deferred compensation plan are valued (Level 1) based on quoted market prices. The money market fund in the funded deferred compensation plan is valued (Level 2) at the net asset value (“NAV”) of the shares held by the plan at the end of the period. As a practical expedient, fair value of our money market fund is valued at the NAV as determined by the custodian of the fund. The money market fund includes short-term United States dollar denominated money-market instruments. The money market fund can be redeemed at its NAV at its measurement date as there are no significant restrictions on the ability of participants to sell this investment. These assets will be redeemed by the plan participants on an as needed basis.

For the years ended December 31, 2011 and 2010, the other income, investment and interest caption on our statement of income includes unrealized losses from marketable securities of $486,000 and $1,083,000. For the year ended December 31, 2009, the other income, investment and interest caption included unrealized gains of $505,000.

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-than- temporary Impairments
Type of security:
Municipal bonds	$2,167,000	$82,000	$—	$2,249,000	$—
Municipal bonds — available for sale	28,745,000	352,000	(9,000)	29,088,000	—

Total debt securities	$30,912,000	$434,000	$(9,000)	$31,337,000	$—

December 31, 2010
Type of security:
Municipal bonds	$18,029,000	$568,000	$—	$18,597,000	$—
Municipal bonds — available for sale	24,918,000	—	(78,000)	24,840,000	—

Total debt securities	$42,947,000	$568,000	$(78,000)	$43,437,000	$—

December 31, 2009
Type of security:
Municipal bonds	$50,997,000	$1,651,000	$—	$52,648,000	$—
Municipal bonds — available for sale	—	—	—	—	—

Total debt securities	$50,997,000	$1,651,000	$—	$52,648,000	$—

For the year ended December 31, 2011 we received total proceeds of $12,507,000 from sales of available for sale municipal bonds. These sales resulted in realized gains of $95,000 recorded in other income, investment and interest caption on our statement of income for 2011. For the year ended December 31, 2010 we received total proceeds of $11,877,000 from sales of available for sale municipal bonds. These sales resulted in realized gains of $69,000 recorded in other income, investment and interest caption on our statement of income for 2010. The basis for the sale of these securities was a specific identification of each bond sold during this period.

The following tables include contractual maturities of debt securities held at December 31, 2011 and 2010, which are classified as marketable securities in the consolidated Balance Sheet.

	As of December 31,
	2011	2010	2011	2010	2011	2010
Contractual maturity:	Municipal Bonds		Municipal Bonds — Available for Sale		Total Debt Securities
Maturing in one year or less	$34,000	$9,527,000	$4,100,000	$313,000	$4,134,000	$9,840,000
Maturing after one year through three years	2,215,000	9,070,000	18,874,000	22,325,000	21,089,000	31,395,000
Maturing after three years	—	—	6,114,000	2,202,000	6,114,000	2,202,000

Total debt securities	$2,249,000	$18,597,000	$29,088,000	$24,840,000	$31,337,000	$43,437,000

Note 5—Allowance for Doubtful Accounts

The allowance for doubtful accounts is established as losses are estimated to have occurred through a provision for bad debts charged to earnings. The allowance for doubtful accounts is evaluated based on our periodic review of accounts and notes receivable and is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

As a result of the current economic crisis, many states have significant budget deficits. State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their Medicaid programs. In addition, comprehensive health care legislation under the Act was signed into law in March 2010. The Act will significantly impact the governmental healthcare programs in which our clients participate, and reimbursements received thereunder from governmental or third-party payors. Furthermore, in the coming year and beyond, new proposals or additional changes in existing regulations could be made to the Act which could directly impact the governmental reimbursement programs in which our clients participate. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying or foregoing those increases. A few states have indicated it is possible they will run out of cash to pay Medicaid providers, including nursing homes. Any negative changes in our clients’ reimbursements may negatively impact our results of operations. Although we are currently evaluating the Act’s effect on our client base, we may not know the full effect until such time as these laws are fully implemented and CMS and other agencies issue applicable regulations or guidance.

In 2009 and 2010, Federal economic stimulus legislation was enacted to counter the impact of the economic crisis on state budgets. The legislation included the temporary provision of additional federal matching funds to help states maintain their Medicaid programs. This legislation to provide states with an extension of this fiscal relief was extended through June 2011, but at a reduced reimbursement rate. In July of 2011, CMS issued a final rule that will reduce Medicare payments to nursing centers by 11.1% and change the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries. This new rule was effective as of October 1, 2011. In addition, certain states have proposed legislation to provide additional funding for nursing home providers. Even if federal or state legislation is enacted that provides additional funding to Medicaid providers, given the volatility of the economic environment, it is difficult to predict the impact of this legislation on our clients’ liquidity and their ability to make payments to us as agreed.

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

	Year Ended December 31,
	2011	2010	2009
Bad debt provision	$2,450,000	$2,200,000	$2,404,000

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

Impaired Notes Receivable

We evaluate our notes receivable for impairment quarterly and on an individual client basis. Notes receivable considered impaired are generally attributable to clients that are either in bankruptcy, are subject to collection activity or those slow payers that are experiencing financial difficulties. In the event that our evaluation results in a determination that a note receivable is impaired, it is valued at the present value of expected cash flows or market value of related collateral. Summary schedules of impaired notes receivable, and the related reserve, for the years ended December 31, 2011 and 2010 are as follows:

	Impaired Notes Receivable
Year ending December 31,	Balance Beginning of Year	Additions	Deductions	Balance End of Year	Average Outstanding Balance
2011	$1,910,000	$5,000	$60,000	$1,855,000	$1,883,000

2010	$2,900,000	$676,000	$1,666,000	$1,910,000	$2,405,000

2009	$3,000,000	$100,000	$200,000	$2,900,000	$2,950,000

	Reserve for Impaired Notes Receivable
Year ending December 31,	Balance Beginning of Year	Additions	Deductions	Balance End of Year
2011	$930,000	$196,000	$60,000	$1,066,000

2010	$2,100,000	$496,000	$1,666,000	$930,000

2009	$1,300,000	$900,000	$100,000	$2,100,000

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

Note 6—Lease Commitments

We lease office facilities, equipment and autos under operating leases expiring on various dates through 2016. Certain office leases contain renewal options. The following is a schedule, by calendar year, of future minimum lease payments under operating leases that have remaining terms as of December 31, 2011.

Period/Year	Operating Leases
2012	$1,086,000
2013	888,000
2014	715,000
2015	98,000
2016	—
Thereafter	—

Total minimum lease payments	$2,787,000

Certain property leases provide for scheduled rent escalations. We do not consider the scheduled rent escalations to be material to our operating lease expenses individually or in the aggregate. Total expense for all operating leases was as follows:

	Year Ended December 31,
	2011	2010	2009
Operating lease expense	$1,336,000	$1,158,000	$1,006,000

Note 7—Share-Based Compensation

As of December 31, 2011, we had five share-based compensation plans which are described below: the 2002 Stock Option Plan, the 1995 Incentive and Non-Qualified Stock Option Plan for key employees, the 1996 Non-Employee Director’s Stock Option Plan (collectively the “Stock Option Plans”), the 2000 Employee Stock Purchase Plan (the “ESPP”) and the Supplemental Executive Retirement Plan (the “SERP”).

In the years ended December 31, 2011, 2010 and 2009 we recorded share-based compensation of $282,000, $317,000 and $393,000, respectively resulting from our ESPP. With respect to our SERP, we recorded share-based compensation of $444,000, $400,000 and $315,000 (representing the company’s 25% match of participants’ deferrals) for the years ended December 31, 2011, 2010 and 2009, respectively. Additionally in 2011, 2010 and 2009, we recorded share-based compensation expense from our issuance of stock options, from the 2002 Stock Option Plan, of $1,870,000, $1,015,000 and $681,000, respectively.

Stock Option Plans

The Nominating, Compensation and Stock Option Committee of the Board of Directors is responsible for determining the individuals who will be granted options, the number of options each individual will receive, the option price per share (in accordance with the terms of our option plans), and the exercise period of each option.

Incentive Stock Options

As of December 31, 2011, 3,444,000 shares of common stock were reserved for issuance under our stock option plans, including 1,349,000 shares which are available for future grant. The incentive stock option price will not be less than the fair market value of the common stock on the date the option is granted. No option grant will have a term in excess of ten years. The options are exercisable over a five to ten year period. The options granted in 2011, 2010 and 2009 become vested and exercisable ratably over a five year period on each yearly anniversary date of the option grant.

A summary of incentive stock option activity is as follows:

	2011		2010		2009
	Weighted Average price	Number of Shares	Weighted Average price	Number of Shares	Weighted Average price	Number of Shares
Beginning of period	$10.24	1,974,000	$8.48	1,904,000	$7.55	1,532,000
Granted	16.11	432,000	14.31	514,000	10.39	591,000
Cancelled	12.49	(84,000)	9.29	(33,000)	12.35	(46,000)
Exercised	6.72	(227,000)	7.27	(411,000)	5.70	(173,000)

End of period	$11.73	2,095,000	$10.24	1,974,000	$8.48	1,904,000

The weighted average grant-date fair value of incentive stock options granted during 2011, 2010 and 2009 was $3.26, $3.98 and $2.76 per common share, respectively.

The following table summarizes information about incentive stock options outstanding at December 31, 2011.

	Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding	Average Remaining Contractual Life	Weighted Average Exercise price	Number Exercisable	Weighted Average Exercise Price
$2.41 — 2.50	86,000	0.94	$2.45	86,000	$2.45
3.68	191,000	1.97	3.68	191,000	3.68
6.07	136,000	2.99	6.07	136,000	6.07
10.39	475,000	6.95	10.39	171,000	10.39
$13.93 — 16.11	1,207,000	7.80	14.83	265,000	14.05

	2,095,000	6.48	$11.73	849,000	$8.53

Non-Qualified Options

As of December 31, 2011, 1,325,000 shares of common stock were reserved for issuance under our non-qualified stock option plans, including 509,000 shares which are available for future grant. The non-qualified options were granted at option prices which were not less than the fair market value of the common stock on the date the options were granted. The options granted in 2011, 2010 and 2009 become vested and exercisable ratably over a five year period on each yearly anniversary date of the option grant.

A summary of non-qualified stock option activity is as follows.

	2011		2010		2009
	Weighted Average price	Number of Shares	Weighted Average price	Number of Shares	Weighted Average price	Number of Shares
Beginning of period	$7.04	1,028,000	$6.05	1,173,000	$5.85	1,317,000
Granted	16.11	78,000	14.31	156,000	10.39	41,000
Cancelled	13.93	(12,000)	9.20	(8,000)	10.76	(3,000)
Exercised	3.47	(277,000)	6.87	(293,000)	5.49	(182,000)

End of period	$9.02	817,000	$7.04	1,028,000	$6.05	1,173,000

The weighted average grant-date fair value of non-qualified stock options granted during 2011, 2010 and 2009 was $3.26, $3.98 and $2.76 per common share, respectively.

The following table summarizes information about non-qualified stock options outstanding at December 31, 2011.

	Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding	Average Remaining Contractual Life	Weighted Average Exercise price	Number Exercisable	Weighted Average Exercise Price
$2.50	98,000	0.95	$2.50	98,000	$2.50
3.68	167,000	1.99	3.68	167,000	3.68
6.07	164,000	2.99	6.07	164,000	6.07
10.39	35,000	7.01	10.39	12,000	10.39
$13.93 — 16.11	353,000	7.55	14.58	100,000	14.04

	817,000	4.69	$9.02	541,000	$6.26

Fair Value Valuation Estimates

The fair value of options granted during 2011, 2010 and 2009 is estimated on the date of grant using the Black-Scholes-Merton option pricing model based on the following assumptions:

	2011	2010	2009
Risk-free interest rate	2.60%	2.50%	2.49%
Weighted average expected life in years — Incentive Options	7.4 years	4.5 years	4.5 years
Non-Qualified options	7.4 years	4.5 years	4.5 years
Expected volatility	27.4%	42.1%	41.0%
Dividend yield	3.66%	3.45%	3.64%
Forfeiture rate	3.81%	3.88%	5.80%

Other Information

Other information pertaining to activity of our Stock Option Plans during the years ended December 31, 2011, 2010 and 2009 was as follows:

	2011	2010	2009
Aggregate intrinsic value of stock options exercised	$5,059,000	$5,613,000	$2,434,000
Aggregate intrinsic value of outstanding stock options	$19,570,000	$21,393,000	$20,759,000
Total grant-date fair value of stock options granted	$1,477,000	$2,176,000	$1,545,000
Total fair value of options vested during period	$1,551,000	$579,000	$372,000

As of December 31, 2011, the unrecognized compensation related to stock options was approximately $3,547,000. This cost is expected to be expensed over a four year period.

Employee Stock Purchase Plan

Since January 1, 2000, we have had a non-compensatory ESPP for all eligible employees. All full-time and certain part-time employees who have completed two years of continuous service with us are eligible to participate. The ESPP was implemented through five annual offerings. On January 1, 2000, the first annual offering commenced. On February 12, 2004 (effective January 1, 2004), our Board of Directors extended the ESPP for an additional eight annual offerings. On April 12, 2011, the Board of Directors extended the ESPP for an additional five offerings through 2016. Annual offerings commence and terminate on the respective year’s first and last calendar day. Under the ESPP, we are authorized to issue up to 4,050,000 shares of our common stock to our employees. Pursuant to such authorization, we have 2,620,000 shares available for future grant at December 31, 2011. Furthermore, under the terms of the ESPP, eligible employees can choose each year to have up to $25,000 of their annual earnings withheld to purchase our Common Stock. The purchase price of the stock is 85% of the lower of its beginning or end of the plan year market price.

The following table summarizes information about our ESPP annual offerings for the years ended December 31, 2011, 2010 and 2009:

	ESPP Annual Offering
	2011	2010	2009
Common shares purchased	71,000	75,000	74,000
Per common share purchase Price	$13.83	$12.07	$9.01
Amount expensed under ESPP	$282,000	$317,000	$393,000
Common shares date of issue	Jan. 4, 2012	Jan. 6, 2011	Jan. 4, 2010

Deferred Compensation Plan

Since January 1, 2000, we have had a SERP for certain key executives and employees. The SERP is not qualified under Section 401 of the Internal Revenue Code. Effective in Plan year 2010, the Plan was amended to allow participants to defer up to 25% of their earned income on a pre-tax basis. Prior to the amendment, participants were eligible to defer up to 15% of their earned income on a pre-tax basis. As of the last day of each plan year, each participant will receive a 25% match of up to 15% of their deferral in the form of our Common Stock based on the then current market value. The 2010 amendment increased the deferral amount to 25% of their earned income on a pre-tax basis, but the 25% match is still limited to a maximum of 15% of eligible participants’ deferral. SERP participants fully vest in our matching contribution three years from the first day of the initial year of participation. The income deferred and our matching contributions are unsecured and subject to the claims of our general creditors. Under the SERP, we are authorized to issue up to 675,000 shares of our common stock to our employees. Pursuant to such authorization, we have 486,000 shares available for future grant at December 31, 2011 (after deducting the 2011 funding of 26,000 shares delivered in 2012). In the aggregate, since initiation of the SERP, the Company’s 25% match has resulted in 528,000 shares (including the 2011 funding of shares delivered in 2012) being issued to the trustee. At the time of issuance, such shares were accounted for at cost, as treasury stock. At December 31, 2011, approximately 257,000 of such shares are vested and remain in the respective active participants’ accounts. The following table summarizes information about our SERP for the plan years ended December 31, 2011, 2010 and 2009:

	SERP Plan Year
	2011		2010		2009
Amount of company match expensed under SERP	$444,000		$400,000		$315,000
Treasury shares issued to fund SERP expense	26,000		25,000		15,000
SERP trust account balance at December 31	$18,942,000	(1)	$16,534,000	(1)	$14,591,000	(1)
Unrealized gain (loss) recorded in SERP liability account	$(104,000)		$1,325,000		$1,797,000

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

Note 8—Other Employee Benefit Plans

Retirement Savings Plan

Since October 1, 1999, we have had a retirement savings plan for employees (the “RSP”) under Section 401(k) of the Internal Revenue Code. The RSP allows eligible employees to contribute up to fifteen percent (15%) of their eligible compensation on a pre-tax basis. There is no match by the Company.

Note 9—Dividends

We have paid regular quarterly cash dividends since the second quarter of 2003. During 2011, we paid regular quarterly cash dividends totaling $42,228,000 as detailed below:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Cash dividend per common share	$.15625	$.1575	$.1588	$.1600
Total cash dividends paid	$10,402,000	$10,500,000	$10,592,000	$10,734,000
Record date	February 11	April 22	July 29	October 28
Payment date	March 4	May 13	August 19	November 18

Additionally, on January 24, 2012, our Board of Directors declared a regular quarterly cash dividend of $.16125 per common share, which will be paid on March 16, 2012 to shareholders of record as of the close of business on February 24, 2012.

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

Note 10—Income Taxes

The following table summarizes the provision for income taxes.

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$15,053,000	$15,398,000	$17,086,000
State	4,488,000	3,889,000	4,439,000

	19,541,000	19,287,000	21,525,000
Deferred:
Federal	296,000	323,000	(1,988,000)
State	(181,000)	68,000	(544,000)

	115,000	391,000	(2,532,000)

Tax Provision	$19,656,000	$19,678,000	$18,993,000

Deferred income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax basis of assets and liabilities.

Significant components of our federal and state deferred tax assets and liabilities are as follows:

	Years Ended December 31
	2011	2010
Net current deferred assets (liabilities):
Allowance for doubtful accounts	$1,794,000	$1,625,000
Accrued insurance claims — current	2,108,000	2,028,000
Expensing of housekeeping supplies	(4,176,000)	(3,556,000)
Other	(677,000)	(701,000)

	$(951,000)	$(604,000)

Net noncurrent deferred assets (liabilities):
Deferred compensation	$6,046,000	$5,199,000
Non-deductible reserves	11,000	25,000
Depreciation of property and equipment	(3,019,000)	(1,394,000)
Accrued insurance claims — noncurrent	4,920,000	4,731,000
Amortization of intangibles	(78,000)	(626,000)
Other	301,000	174,000

	$8,181,000	$8,109,000

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

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2011	2010	2009
Tax expense computed at statutory rate	$20,234,000	$18,942,000	$17,266,000
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	2,800,000	2,572,000	2,551,000
Federal jobs credits	(4,196,000)	(1,615,000)	(881,000)
Tax exempt interest	(253,000)	(370,000)	(504,000)
Other, net	1,071,000	149,000	561,000

	$19,656,000	$19,678,000	$18,993,000

Management performs an evaluation each period of its tax positions taken and expected to be taken in tax returns. The evaluation is performed on positions relating to tax years that remain subject to examination by major tax jurisdictions, the earliest of which is tax year ended December 31, 2008. Based on our evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Therefore, the table reporting on the change in the liability for unrecognized tax benefits during the year ended December 31, 2011 is omitted as there is no activity to report in such account for the year ended December 31, 2011, and there was no balance of unrecognized tax benefits at the beginning of the year.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Income taxes paid for the last three fiscal years are as follows:

	Year Ended December 31,
	2011	2010	2009
Income taxes paid	$14,614,000	$21,251,000	$17,789,000

Note 11—Related Party Transactions

The brother of a former officer and director (collectively “Related Party”), had ownership interests in several different client facilities which had entered into service agreements with us. For the year ended December 31, 2011, we did not have any active service agreements with these facilities. For the years ended December 31, 2010 and 2009, the service agreements with the client facilities in which the Related Party had ownership interests resulted in revenues of approximately $4,145,000 and $5,268,000, respectively.

At December 31, 2011, we did not have any outstanding receivables from the Related Party as a result of the write-offs related to the completion of these facilities’ bankruptcy proceedings that occurred during the first quarter of 2011. At December 31, 2010, accounts receivable from such facilities of $750,000 are included in the accompanying consolidated balance sheet.

Another of our directors is a member of a law firm which was retained by us. During the years ended December 31, 2011, 2010 and 2009, fees received from us by such firm did not exceed $100,000 in any period. Additionally, such fees did not exceed, in any period, 5% of such firm’s revenues.

Note 12—Segment Information

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

	Housekeeping Services	Dietary Services	Corporate and Eliminations		Total
Year Ended December 31, 2011
Revenues	$654,886,000	$234,247,000	$(68,000	)(1)	$889,065,000
Income before income taxes	63,395,000	11,678,000	(17,261,000	)(1)	57,812,000
Depreciation and amortization	3,428,000	614,000	345,000		4,387,000
Total assets	135,223,000	57,034,000	97,438,000	(2)	289,695,000
Capital expenditures	$4,697,000	$372,000	$476,000		$5,545,000
Year Ended December 31, 2010
Revenues	$595,924,000	$178,061,000	$(29,000	)(1)	$773,956,000
Income before income taxes	56,087,000	7,584,000	(9,552,000	)(1)	54,119,000
Depreciation and amortization	2,874,000	595,000	295,000		3,764,000
Total assets	124,494,000	39,683,000	113,757,000	(2)	277,934,000
Capital expenditures	$3,693,000	$144,000	$337,000		$4,174,000
Year Ended December 31, 2009
Revenues	$532,723,000	$159,845,000	$127,000	(1)	$692,695,000
Income before income taxes	52,375,000	7,782,000	(10,822,000	)(1)	49,335,000
Depreciation and amortization	2,455,000	465,000	309,000		3,229,000
Total assets	116,240,000	38,379,000	111,273,000	(2)	265,892,000
Capital expenditures	$1,602,000	$150,000	$402,000		$2,154,000

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

Total Revenues from Clients

The following revenues earned from clients differ from segment revenues reported above due to the inclusion of adjustments used for segment reporting purposes by management. We earned total revenues from clients in the following service categories:

	Year Ended December 31,
	2011	2010	2009
Housekeeping services	$440,924,000	$399,031,000	$361,644,000
Laundry and linen services	210,896,000	194,258,000	168,877,000
Dietary services	234,542,000	178,271,000	159,767,000
Maintenance services and other	2,703,000	2,396,000	2,407,000

	$889,065,000	$773,956,000	$692,695,000

Major Client

We have one client, a nursing home chain, which in 2011, 2010 and 2009 accounted for 9%, 11% and 12%, respectively, of total revenues. In the year ended December 31, 2011, we derived 11% and 5%, respectively, of the Housekeeping and Dietary segments’ revenues from such client. Additionally, at both December 31, 2011 and 2010, amounts due from such client represented less than 1% of our accounts receivable balance. Although we expect to continue the relationship with this client, there can be no assurance thereof. The loss of such client, or a significant reduction in revenues from such client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

	Year Ended December 31,
	2011	2010	2009
Total revenues	9%	11%	12%
Housekeeping	11%	11%	13%
Dietary services	5%	9%	11%

Note 13—Earnings Per Common Share

Basic net earnings per share are computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted net earnings per share. The computations of basic net earnings per share and diluted net earnings per share for 2011, 2010 and 2009 are as follows:

	Year ended December 31, 2011
	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net income	$38,156,000

Basic earnings per common share	$38,156,000	66,637,000	$.57
Effect of dilutive securities:
Options		948,000	(.01)

Diluted earnings per common share	$38,156,000	67,585,000	$.56

	Year ended December 31, 2010
	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net income	$34,441,000

Basic earnings per common share	$34,441,000	65,917,000	$.52
Effect of dilutive securities:
Options		1,091,000	(.01)

Diluted earnings per common share	$34,441,000	67,008,000	$.51

	Year ended December 31, 2009
	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net income	$30,342,000

Basic earnings per common share	$30,342,000	65,376,000	$.46
Effect of dilutive securities:
Options		1,053,000	—

Diluted earnings per common share	$30,342,000	66,429,000	$.46

For the years ended December 31, 2011, 2010 and 2009, options to purchase 510,000, 1,037,000 and 528,000 shares, respectively, were excluded from the computation of diluted earnings per common share as the exercise price of such options were in excess of the average market value of our common stock at the respective year end.

Note 14—Other Contingencies

We have a $57,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At December 31, 2011, there were no borrowings under the line of credit. However, at such date, we had outstanding a $40,420,000 irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $40,420,000 at December 31, 2011. The line of credit requires us to satisfy two financial covenants. We are in compliance with the financial covenants at December 31, 2011 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2012. We believe the line of credit will be renewed at that time.

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

As a result of the current economic crisis, many states have significant budget deficits. State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their Medicaid programs. In addition, Federal health reform legislation has been enacted that would significantly expand state Medicaid programs. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying those increases. A few states have indicated that it is possible they will run out of cash to pay Medicaid providers, including nursing homes. Any of these changes would adversely affect the liquidity of our clients, resulting in their inability to make payments to us as agreed upon.

In 2009 and 2010, Federal economic stimulus legislation was enacted to counter the impact of the economic crisis on state budgets. The legislation included the temporary provision of additional federal matching funds to help states maintain their Medicaid programs. This legislation to provide states with an extension of this fiscal relief was extended through June 2011, but at a reduced reimbursement rate. In July of 2011, CMS issued a final rule that will reduce Medicare payments to nursing centers by 11.1% and change the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries. This new rule was effective as of October 1, 2011. In addition, certain states have proposed legislation to provide additional funding for nursing home providers. Even if federal or state legislation is enacted that provides additional funding to Medicaid providers, given the volatility of the economic environment, it is difficult to predict the impact of this legislation on our clients’ liquidity and their ability to make payments to us as agreed.

Note 15—Accrued Insurance Claims

We self-insure or carry a high deductible, and therefore retain a substantial portion of the risk associated with the expected losses under our general liability and workers’ compensation programs. Under these programs, predetermined loss limits are arranged with our insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.

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

For workers’ compensation, we record a reserve based on the present value of estimated future cost of claims and related expenses that have been reported but not settled including an estimate of claims incurred but not reported that are developed as a result of a review of our historical data and open claims. The accrued insurance claims were reduced by approximately $1,105,000 and $1,147,000 at December 31, 2011 and 2010, respectively in order to record the estimated present value at the end of each year using an 8% discount factor over the estimated remaining pay-out period (48 months).

For general liability, we record a reserve for the estimated amounts to be paid for known claims. The estimated ultimate reserve amount recorded is derived from the estimated claim reserves provided by our insurance carrier reduced by a historical experience factor.

Note 16—Subsequent Events

We evaluated all subsequent events through the date these financial statements are being filed with the SEC. There were no events or transactions occurring during this subsequent reporting period which require recognition or additional disclosure in these financial statements.

Note 17—Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31	June 30	September 30	December 31
2011
Revenues	$208,390,000	$211,507,000	$218,929,000	$250,239,000
Operating costs and expenses	$196,765,000	$197,253,000	$202,385,000	$235,861,000
Income before income taxes	$12,339,000	$14,717,000	$15,189,000	$15,567,000
Net income	$7,767,000	$9,828,000	$9,996,000	$10,565,000
Basic earnings per common share(1)	$0.12	$0.15	$0.15	$0.16
Diluted earnings per common share(1)	$0.12	$0.15	$0.15	$0.16
Cash dividends per common share(1)	$0.16	$0.16	$0.16	$0.16
2010
Revenues	$183,801,000	$192,954,000	$195,114,000	$202,087,000
Operating costs and expenses	$172,474,000	$178,390,000	$182,872,000	$188,723,000
Income before income taxes	$12,077,000	$14,181,000	$13,424,000	$14,437,000
Net income	$7,428,000	$8,721,000	$9,169,000	$9,123,000
Basic earnings per common share(1)	$0.11	$0.13	$0.14	$0.14
Diluted earnings per common share(1)	$0.11	$0.13	$0.14	$0.14
Cash dividends per common share(1)	$0.14	$0.15	$0.15	$0.16

(1)	Year-to-date earnings and cash dividends per common share amounts may differ from the sum of quarterly amounts due to rounding.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Grant Thornton, LLP, our independent registered public accounting firm, also audited our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s audit report are included in this Annual Report on Form 10-K on pages 38 and 39 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance

The information regarding directors and executive officers is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to its shareholders in connection with its 2012 Annual Meeting of Shareholders and to be filed within 120 days of the close of the year ended December 31, 2011.

Item 11.    Executive Compensation

The information regarding executive compensation is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to shareholders in connection with its 2011 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2011.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to shareholders in connection with its 2012 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ending December 31, 2011.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information regarding certain relationships and related transactions is incorporated herein by reference to the Company’s definitive proxy statement mailed to shareholders in connection with its 2012 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2011.

Item 14.    Principal Accountant Fees and Services

The information regarding principal accounting fees and services is incorporated herein by reference to the Company’s definitive proxy statement mailed to shareholders in connection with its 2012 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2011.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Index of Financial Statements

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as port of this report on Form 10-K (see Part II, Item 8- Financial Statements and Supplementary Data).

(b)	Index of Exhibits

The following Exhibits are filed as part of this Report (references are to Reg. S-K Exhibit Numbers):

Exhibit Number		Description

3.1		Articles of Incorporation of the Registrant, as amended, are incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-2 (File No. 33-35798).

3.2		Amendment to Articles of Incorporation of the Registrant as of May 30, 2000, is incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the period ended December 31, 2001

3.3		Amendment to Articles of Incorporation of the Registrant as of May 22, 2007, is incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 24, 2007.

3.4		Amended and Restated By-laws of the Registrant as of July 18, 1990 are incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-2 (File No. 33-35798).

3.5		Amendment to Amended and Restated By-laws of the Registrant as of July 14, 2009 is incorporated by reference to Exhibit 99.2 to the Company’s Form 10-Q for the quarter ended June 30, 2009.

4.1		Specimen Certificate of the Common Stock, $.01 par value, of the Registrant is incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-18 (Commission File No. 2-87625-W).

4.2	**	Employee Stock Purchase Plan of the Registrant is incorporated by reference to Exhibit 4(a) of Registrant’s Registration Statement on Form S-8 (Commission File No. 333-92835).

4.3	**	Amendment to Employee Stock Purchase Plan is incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K for the period ended December 31, 2003.

4.4	**	Deferred Compensation Plan is incorporated by reference to Exhibit 4(b) of Registrant’s Registration Statement on Form S-8 (Commission File No. 333-92835).

10.1	**	1995 Incentive and Non-Qualified Stock Option Plan, as amended is incorporated by reference to Exhibit 4(d) of the Form S-8 filed by the Registrant, Commission File No. 33-58765.

10.2	**	Amendment to the 1995 Employee Stock Option Plan is incorporated by reference to Exhibit 4(a) of Registrant’s Registration Statement on Form S-8 (Commission File No. 333-46656).

10.3	**	1996 Non-Employee Directors’ Stock Option Plan, Amended and Restated as of October 28, 1997 is incorporated by reference to Exhibit 10.6 of Form 10-Q Report for the quarter ended September 30, 1997 filed by Registrant on November 14, 1997).

10.4	**	Form of Non-Qualified Stock Option Agreement granted to certain Directors is incorporated by reference to Exhibit 10.9 of Registrant’s Registration Statement on Form S-1 (Commission File No. 2-98089).

10.5	**	Amended and restated 2002 Stock Option Plan is incorporated by reference to Exhibit 4(1) to the Company’s Registration Statement on Form S-8 (Commission File No. 333-127747).

Exhibit Number	Description

10.7	Healthcare Services Group, Inc. Dividend Reinvestment Plan is incorporated by reference to the Company’s Registration Statement on Form S-3 (Commission File No. 333-108182).

14.	Code of Ethics and Business Conduct. Such document is available at our website www.hcsgcorp.com

21.	List of subsidiaries is filed herewith in Part I, Item I.

23.	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

**	indicates that exhibit is a management contract or a management compensatory plan or arrangement.

(c)	Financial Statement Schedules

Except for Schedule II provided below, all other schedules for the registrant have been omitted since the required information is not applicable or because the information is included in the financial statements or notes thereto.

Healthcare Services Group, Inc. and

Subsidiaries Schedule II — Valuation

and Qualifying Accounts

Years Ended December 31, 2011, 2010,

and 2009

		Additions
Description	Balance — Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions(A)	Balance — End of Period
2011
Allowance for Doubtful Accounts	$4,069,000	$2,450,000	$—	$2,013,000	$4,506,000

2010
Allowance for Doubtful Accounts	$4,640,000	$2,200,000	$—	$2,771,000	$4,069,000

2009
Allowance for Doubtful Accounts	$3,214,000	$2,404,000	$—	$978,000	$4,640,000

(A)	Represents write-offs

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 23, 2012

HEALTHCARE SERVICES GROUP, INC.

(Registrant)

By:	/s/ Daniel P. McCartney
Daniel P. McCartney
Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Daniel P. McCartney Daniel P. McCartney	Chief Executive Officer and Chairman (Principal Executive Office)	February 23, 2012

/s/ Richard W. Hudson Richard W. Hudson	Chief Financial Officer and Secretary (Principal Financial Officer)	February 23, 2012

/s/ Theodore Wahl Theodore Wahl	Director and Executive Vice President and Chief Operating Officer	February 23, 2012

/s/ Michael E. McBryan Michael E. McBryan	Director and Senior Vice President	February 23, 2012

/s/ Joseph F. McCartney Joseph F. McCartney	Director and Vice President	February 23, 2012

/s/ Robert L. Frome Robert L. Frome	Director	February 23, 2012

/s/ Diane S. Casey Diane S. Casey	Director	February 23, 2012

/s/ John M. Briggs John M. Briggs	Director	February 23, 2012

/s/ Robert J. Moss Robert J. Moss	Director	February 23, 2012

/s/ Dino D. Ottaviano Dino D. Ottaviano	Director	February 23, 2012