Form 10-Q
period 2012-06-30
HEALTHCARE SERVICES GROUP INC
filed 2012-07-27
CIK 731012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSISTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value: 67,252,000 shares outstanding as of July 25, 2012.

Exhibits 10.1

Exhibits 31.1

Exhibits 31.2

Exhibits 32.1

Exhibits 32.2

EX-101 XBRL Instance Document

EX-101 XBRL Taxonomy Extension Schema Document

EX-101 XBRL Taxonomy Calculation Linkbase Document

EX-101 XBRL Taxonomy Extension Definition Linkbase Document

EX-101 XBRL Taxonomy Labels Linkbase Document

EX-101 XBRL Taxonomy Presentation Linkbase Document

Consolidated Balance Sheets

	(Unaudited)
	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$55,599,000	$38,639,000
Marketable securities, at fair value	21,398,000	31,337,000
Accounts and notes receivable, less allowance for doubtful accounts of $5,041,000 in 2012 and $4,506,000 in 2011	135,795,000	130,744,000
Inventories and supplies	27,050,000	25,144,000
Prepaid income taxes	—	405,000
Prepaid expenses and other	10,482,000	5,852,000

Total current assets	250,324,000	232,121,000
Property and equipment:
Laundry and linen equipment installations	2,237,000	2,100,000
Housekeeping equipment and office furniture	25,428,000	24,277,000
Autos and trucks	324,000	299,000

	27,989,000	26,676,000
Less accumulated depreciation	17,857,000	16,913,000

	10,132,000	9,763,000
GOODWILL	16,955,000	16,955,000
OTHER INTANGIBLE ASSETS, less accumulated amortization of $8,993,000 in 2012 and $7,909,000 in 2011	6,288,000	7,372,000
NOTES RECEIVABLE — long term portion, net	2,973,000	1,483,000
DEFERRED COMPENSATION FUNDING, at fair value	15,795,000	13,780,000
DEFERRED INCOME TAXES — long term portion	9,919,000	8,181,000
OTHER NONCURRENT ASSETS	38,000	40,000

TOTAL ASSETS	$312,424,000	$289,695,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,860,000	$10,650,000
Accrued payroll, accrued and withheld payroll taxes	26,390,000	26,833,000
Other accrued expenses	2,128,000	1,657,000
Income taxes payable	3,335,000	—
Deferred income taxes	384,000	951,000
Accrued insurance claims	6,341,000	5,296,000

Total current liabilities	59,438,000	45,387,000
ACCRUED INSURANCE CLAIMS — long term portion	14,797,000	12,358,000
DEFERRED COMPENSATION LIABILITY	16,132,000	14,224,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 69,817,000 shares issued in 2012 and 69,473,000 shares in 2011	698,000	695,000
Additional paid-in capital	111,795,000	105,727,000
Retained earnings	125,017,000	126,921,000
Accumulated other comprehensive income, net of taxes	153,000	343,000
Common stock in treasury, at cost, 2,624,000 shares in 2012 and 2,684,000 shares in 2011	(15,606,000)	(15,960,000)

Total stockholders’ equity	222,057,000	217,726,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$312,424,000	$289,695,000

See accompanying notes

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$267,108,000	$211,507,000	$527,715,000	$419,897,000
Operating costs and expenses:
Costs of services provided	230,206,000	181,742,000	457,701,000	361,727,000
Selling, general and administrative	18,524,000	15,511,000	39,506,000	32,291,000
Other income (loss):
Investment and interest	(95,000)	463,000	1,558,000	1,177,000

Income before income taxes	18,283,000	14,717,000	32,066,000	27,056,000

Income taxes	6,963,000	4,889,000	12,167,000	9,461,000

Net income	$11,320,000	$9,828,000	$19,899,000	$17,595,000

Basic earnings per common share	$0.17	$0.15	$0.30	$0.26

Diluted earnings per common share	$0.17	$0.15	$0.29	$0.26

Cash dividends per common share	$0.16	$0.16	$0.32	$0.31

Unrealized gain/(loss) on available for sale marketable securities, net of taxes	(17,000)	285,000	(190,000)	375,000

Comprehensive income	$11,303,000	$10,113,000	$19,709,000	$17,970,000

Weighted average number of common shares outstanding
Basic	67,296,000	66,517,000	67,189,000	66,459,000

Diluted	68,228,000	67,545,000	68,155,000	67,499,000

See accompanying notes

Consolidated Statements of Cash Flows

	( Unaudited )
	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$19,899,000	$17,595,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,528,000	2,049,000
Bad debt provision	1,350,000	1,500,000
Deferred income tax benefits	(2,405,000)	(1,494,000)
Share-based compensation expense	1,144,000	1,093,000
Amortization of premium on marketable securities	346,000	479,000
Unrealized gain on marketable securities	82,000	252,000
Unrealized (gain) on deferred compensation fund investments	(937,000)	(548,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	(7,891,000)	(9,017,000)
Prepaid income taxes	3,740,000	4,165,000
Inventories and supplies	(1,906,000)	(803,000)
Deferred compensation funding	(1,078,000)	(834,000)
Accounts payable and other accrued expenses	10,759,000	(2,160,000)
Accrued payroll, accrued and withheld payroll taxes	536,000	(561,000)
Accrued insurance claims	3,485,000	2,671,000
Deferred compensation liability	2,360,000	1,649,000
Income taxes payable	—	—
Prepaid expenses and other assets	(4,630,000)	(518,000)

Net cash provided by operating activities	27,382,000	15,518,000

Cash flows from investing activities:
Disposals of fixed assets	10,000	18,000
Additions to property and equipment	(1,825,000)	(2,653,000)
Purchases of marketable securities, net	(6,362,000)	(8,603,000)
Sales of marketable securities, net	15,784,000	10,902,000

Net cash provided (used) by investing activities	7,607,000	(336,000)

Cash flows from financing activities:
Dividends paid	(21,803,000)	(20,902,000)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	59,000	66,000
Tax benefits arising from stock option transactions	1,051,000	119,000
Proceeds from the exercise of stock options	2,664,000	1,341,000

Net cash used in financing activities	(18,029,000)	(19,376,000)

Net increase/(decrease) in cash and cash equivalents	16,960,000	(4,194,000)
Cash and cash equivalents at beginning of the period	38,639,000	39,692,000

Cash and cash equivalents at end of the period	$55,599,000	$35,498,000

Supplementary Cash Flow Information:
Income taxes cash payments, net of refunds	$9,782,000	$6,683,000

Issuance of 70,000 and 76,000 shares in 2012 and 2011, respectively, of Common Stock pursuant to Employee Stock Plans	$1,250,000	$1,233,000

See accompanying notes

Consolidated Statements of Stockholders’ Equity (Unaudited)

	For the Six Months Ended June 30, 2012
	Common Stock Shares	Amount	Additional Paid-in Capital	Total Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Stockholders’ Equity
Balance, December 31, 2011	69,473,000	$695,000	$105,727,000	$126,921,000	$343,000	$(15,960,000)	$217,726,000
Net income				19,899,000			19,899,000
Unrealized loss on available for sale marketable securities, net of $99,000 of taxes					(190,000)		(190,000)

Comprehensive income							19,709,000
Exercise of stock options and other share- based compensation, net of 13,000 shares tendered for payment	274,000	2,000	2,355,000			307,000	2,664,000
Tax benefit arising from stock option transactions			1,051,000				1,051,000
Share-based compensation expense — stock options			949,000				949,000
Treasury shares issued for Deferred Compensation Plan funding and redemptions (10,000 shares)			394,000			58,000	452,000
Shares issued pursuant to Employee Stock Plans	70,000	1,000	1,278,000			(29,000)	1,250,000
Cash dividends — $.32 per common share				(21,803,000)			(21,803,000)
Shares issued pursuant to Dividend Reinvestment Plan (1,000 shares)			41,000			18,000	59,000

Balance, June 30, 2012	69,817,000	$698,000	$111,795,000	$125,017,000	$153,000	$(15,606,000)	$222,057,000

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Reporting

The accompanying financial statements are unaudited and do not include certain information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. However, in our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 2011 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 2011. The financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three and six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year.

As of June 30, 2012, we operate two wholly-owned subsidiaries, Huntingdon Holdings, Inc. (“Huntingdon”) and Healthcare Staff Leasing Solutions, LLC (“Staff Leasing”). Huntingdon invests our cash and cash equivalents and manages our portfolio of marketable securities. Staff Leasing is an entity formed in 2011 to offer professional employer organization (“PEO”) services to potential clients in the health care industry. As of June 30, 2012, we have entered into PEO service contracts in certain states.

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

Certain amounts have been reclassified for consistent presentation.

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

Goodwill by reportable operating segment, as described in Note 5 herein, was approximately $14,894,000 and $2,061,000 for Housekeeping and Dietary as of June 30, 2012 and December 31, 2011, respectively.

The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 7 and 8 years). The following table sets forth the amounts of our identifiable intangible assets subject to amortization, which were acquired in acquisitions.

	June 30, 2012	December 31, 2011
Customer relationships	$14,481,000	$14,481,000
Non-compete agreements	800,000	800,000

Total other intangibles, gross	$15,281,000	$15,281,000
Less accumulated amortization	8,993,000	7,909,000

Other intangibles, net	$6,288,000	$7,372,000

The customer relationships have a weighted-average amortization period of seven years and the non-compete agreements have a weighted-average amortization period of eight years. The following table sets forth the estimated amortization expense for intangibles subject to amortization for the balance of 2012 and the subsequent five fiscal years:

Period/Year	Customer Relationships	Non-Compete Agreements	Total
July 1 to December 31, 2012	$1,034,000	$50,000	$1,084,000
2013	1,750,000	100,000	1,850,000
2014	1,112,000	67,000	1,179,000
2015	1,112,000	—	1,112,000
2016	569,000	—	569,000
2017	297,000	—	297,000
Thereafter	197,000	—	197,000

Amortization expense for the three and six month periods ended June 30, 2012 was $542,000 and $1,084,000, respectively and for the three and six month periods ended June 30, 2011 was $468,000 and $936,000, respectively.

Note 3 - Fair Value Measurements and Marketable Securities

We, in accordance with U.S. GAAP, define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Effective January 1, 2008, we elected the fair value option for certain of our marketable securities purchased since such adoption. Management initially elected the fair value option for certain of our marketable securities because it views such investment securities as highly liquid and available to be drawn upon for working capital purposes making them similar to cash and cash equivalents. Accordingly, for such investments, we record net unrealized gain or loss in the other income - investment and interest caption in our consolidated statements of comprehensive income. We have not elected the fair value option for marketable securities acquired after December 31, 2009. Although these assets continue to be highly liquid and available, we do not believe these assets are representative of our operating activities. These assets are representative of our investing activities, and they will be available for future needs of the Company to support its current and projected growth.

Certain of our assets and liabilities are reported at fair value in the accompanying balance sheets. Such assets and liabilities include cash and cash equivalents, marketable securities, accounts and notes receivable, accounts payable, income taxes payable and other accrued expenses. The following tables provide fair value measurement information for our marketable securities and deferred compensation fund investment assets as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Marketable securities
Municipal bonds	$21,398,000	$21,398,000	$—	$21,398,000	$—
Equity securities - Deferred comp fund
Money Market	$3,232,000	$3,232,000	$—	$3,232,000	$—
Large Cap Value	3,103,000	3,103,000	3,103,000	—	—
Large Cap Growth	2,470,000	2,470,000	2,470,000	—	—
Fixed income	1,721,000	1,721,000	1,721,000	—	—
Small Cap Value	1,329,000	1,329,000	1,329,000	—	—
Balanced and Lifestyle	1,122,000	1,122,000	1,122,000	—	—
Speciality	904,000	904,000	904,000	—	—
International	688,000	688,000	688,000	—	—
Large Cap Blend	771,000	771,000	771,000	—	—
Mid Cap Growth	328,000	328,000	328,000	—	—
Small Cap Growth	64,000	64,000	64,000	—	—
Mid Cap Value	63,000	63,000	63,000	—	—

Equity securities - Deferred comp fund	$15,795,000	$15,795,000	$12,563,000	$3,232,000	$—

	As of December 31, 2011
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Marketable securities
Municipal bonds	$31,337,000	$31,337,000	$—	$31,337,000	$—
Equity securities - Deferred comp fund
Money Market	$3,029,000	$3,029,000	$—	$3,029,000	$—
Large Cap Value	2,716,000	2,716,000	2,716,000	—	—
Large Cap Growth	2,184,000	2,184,000	2,184,000	—	—
Small Cap Value	1,244,000	1,244,000	1,244,000	—	—
Fixed Income	1,429,000	1,429,000	1,429,000	—	—
Specialty	832,000	832,000	832,000	—	—
Balanced and Lifestyle	814,000	814,000	814,000	—	—
International	562,000	562,000	562,000	—	—
Large Cap Blend	500,000	500,000	500,000	—	—
Mid Cap Growth	363,000	363,000	363,000	—	—
Mid Cap Value	54,000	54,000	54,000	—	—
Small Cap Growth	53,000	53,000	53,000	—	—

Equity securities - Deferred comp fund	$13,780,000	$13,780,000	$10,751,000	$3,029,000	$—

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

For the three and six month periods ended June 30, 2012, the other income - investment and interest caption on our consolidated statements of comprehensive income includes unrealized losses from marketable securities of $26,000 and $82,000, respectively, for investments recorded under the fair value option.

For the three and six month periods ended June 30, 2011, the other income—investment and interest caption on our consolidated statements of income includes unrealized losses from marketable securities of $107,000 and $252,000, respectively, for investments recorded under the fair value option.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-than- temporary Impairments
June 30, 2012
Type of security:
Municipal bonds - available for sale	$21,146,000	$254,000	$(2,000)	$21,398,000	$—

Total debt securities	$21,146,000	$254,000	$(2,000)	$21,398,000	$—

December 31, 2011
Type of security:
Municipal bonds	$2,167,000	$82,000	$—	$2,249,000	$—
Municipal bonds - available for sale	28,745,000	352,000	(9,000)	29,088,000	—

Total debt securities	$30,912,000	$434,000	$(9,000)	$31,337,000	$—

For the three and six month periods ended June 30, 2012, we received total proceeds of $4,274,000 and $14,871,000 respectively, from sales of available for sale municipal bonds. These sales resulted in realized gains of $41,000 and $224,000 recorded in other income, investment and interest caption on our statement of comprehensive income for the three and six month periods ended June 30, 2012, respectively. The basis for the sale of these securities was a specific identification of each bond sold during this period.

For the three and six month periods ended June 30, 2011, we received total proceeds of $1,123,000 and $2,626,000 respectively, from sales of available for sale municipal bonds. These sales resulted in a realized loss of $1,000 and a realized gain of $2,000 recorded in other income, investment and interest caption on our statement of comprehensive income for the three and six month periods ended June 30, 2011, respectively. The basis for the sale of these securities was a specific identification of each bond sold during this period.

The contractual maturities of total debt securities held at June 30, 2012 and December 31, 2011.

	As of June 30, 2012
Contractual maturity:	Municipal Bonds	Municipal Bonds - Available for Sale	Total Debt Securities
Maturing in one year or less	$—	$2,000,000	$2,000,000
Maturing after one year through three years	—	13,428,000	13,428,000
Maturing after three years	—	5,970,000	5,970,000

Total debt securities	$—	$21,398,000	$21,398,000

	As of December 31, 2011
Contractual maturity:	Municipal Bonds	Municipal Bonds - Available for Sale	Total Debt Securities
Maturing in one year or less	$34,000	$4,100,000	$4,134,000
Maturing after one year through three years	2,215,000	18,874,000	21,089,000
Maturing after three years	—	6,114,000	6,114,000

Total debt securities	$2,249,000	$29,088,000	$31,337,000

Note 4 – Other Contingencies

We have a $57,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At June 30, 2012, there were no borrowings under the line of credit. However, at such date, we had outstanding a $40,420,000 irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $40,420,000 at June 30, 2012. The line of credit requires us to satisfy two financial covenants. We are in compliance with the financial covenants at June 30, 2012 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2013. We believe the line of credit will be renewed at that time.

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

As a result of the current economic crisis, many states have significant budget deficits. State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their Medicaid programs. In addition, comprehensive health care legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “Act”) was signed into law in March 2010. The Act will significantly impact the governmental healthcare programs which our clients participate, and reimbursements received thereunder from governmental or third-party payors. In July of 2011, Centers for Medicare and Medicaid Services (“CMS”) issued a final rule that reduced Medicare payments to nursing centers by 11.1% and changed the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries. This new rule was effective as of October 1, 2011. Furthermore, in the coming year, new proposals or additional changes in existing regulations could be made to the Act and/or CMS could propose additional reimbursement reductions which could directly impact the governmental reimbursement programs in which our clients participate. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying or foregoing those increases. A few states have indicated it is possible they will run out of cash to pay Medicaid providers, including nursing homes. In addition, certain state governors have recently stated that they will reject Federal Medicaid assistance under the Act. Any negative changes in our clients’ reimbursements may negatively impact our results of operations. Although we are currently evaluating the Act’s effect on our client base, we may not know the full effect until such a time as these laws are fully implemented and CMS and other agencies issue applicable regulations or guidance.

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

The Company’s accounting policies for the segments are generally the same as the Company’s significant accounting policies. Differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles. There are certain inventories and supplies that are primarily expensed when incurred within the operating segments, while they are capitalized for the consolidated financial statements. As discussed, most corporate expense is not allocated to the operating segments, and such expenses include corporate salary and benefit costs, bad debt expense, certain legal costs, information technology costs, depreciation, amortization of finite lived intangibles, share based compensation costs and other corporate specific costs. Additionally, there are allocations for workers compensation and general liability expense within the operating segments that differ from our actual expense recorded for U.S. GAAP. Additionally, included in the differences between the reportable segments’ operating results and other disclosed data are amounts attributable to Huntingdon, our investment holding company subsidiary. Huntingdon does not transact any business with the reportable segments. Segment amounts disclosed are prior to any elimination entries made in consolidation.

Housekeeping provides services in Canada, although essentially all of its revenues and net income, 99% in both categories, are earned in one geographic area, the United States. Dietary provides services solely in the United States.

	Housekeeping Services	Dietary Services	Corporate and Eliminations		Total
Three Months Ended June 30, 2012
Revenues	$183,215,000	$83,891,000	$2,000	(1)	$267,108,000
Income before income taxes	17,671,000	4,620,000	(4,008,000	) (1)	18,283,000

Three Months Ended June 30, 2011
Revenues	$158,681,000	$52,897,000	$(71,000	) (1)	$211,507,000
Income before income taxes	16,195,000	2,521,000	(3,999,000	) (1)	14,717,000

Six Months Ended June 30, 2012
Revenues	$364,397,000	$163,281,000	$37,000	(1)	$527,715,000
Income before income taxes	35,127,000	8,674,000	(11,735,000	) (1)	32,066,000

Six Months Ended June 30, 2011
Revenues	$315,143,000	$104,554,000	$200,000	(1)	$419,897,000
Income before income taxes	33,390,000	5,990,000	(12,324,000	) (1)	27,056,000

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

Total Consolidated Revenues from Clients

The following revenues earned from clients represent their reporting in accordance with U.S. GAAP and differ from segment revenues reported above due to the inclusion of adjustments used for segment reporting purposes by management. We earned total revenues from clients in the following service categories:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Housekeeping services	$121,897,000	$106,715,000	$243,550,000	$212,463,000
Laundry and linen services	60,245,000	51,266,000	118,775,000	101,440,000
Dietary services	83,816,000	52,922,000	163,206,000	104,772,000
Maintenance services and other	1,150,000	604,000	2,184,000	1,222,000

	$267,108,000	$211,507,000	$527,715,000	$419,897,000

Major Client

We have one client, a nursing home chain (“Major Client”), which accounted for the respective percentages of our revenues as detailed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total revenues	7%	9%	7%	9%
Housekeeping	9%	11%	9%	11%
Dietary services	3%	5%	3%	6%

Additionally, at both June 30, 2012 and December 31, 2011, amounts due from such client represented less than 1% of our accounts receivable balance. The loss of such client, or a significant reduction in revenues from such client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it may increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Note 6 – Earnings Per Common Share

A reconciliation of the numerator and denominator of basic and diluted earnings per common share is as follows:

	Three months ended June 30, 2012
	Income (Numerator)	Shares (Denominator)	Per-share Amount
Net income	$11,320,000

Basic earnings per common share	$11,320,000	67,296,000	$.17
Effect of dilutive securities:
Options		932,000	—

Diluted earnings per common share	$11,320,000	68,228,000	$.17

	Three months ended June 30, 2011
	Income (Numerator)	Shares (Denominator)	Per-share Amount
Net income	$9,828,000

Basic earnings per common share	$9,828,000	66,517,000	$.15
Effect of dilutive securities:
Options		1,028,000	—

Diluted earnings per common share	$9,828,000	67,545,000	$.15

	Six Months ended June 30, 2012
	Income (Numerator)	Shares (Denominator)	Per-share Amount
Net income	$19,899,000

Basic earnings per common share	$19,899,000	67,189,000	$.30
Effect of dilutive securities:
Options		966,000	(.01)

Diluted earnings per common share	$19,899,000	68,155,000	$.29

	Six Months ended June 30, 2011
	Income (Numerator)	Shares (Denominator)	Per-share Amount
Net income	$17,595,000

Basic earnings per common share	$17,595,000	66,459,000	$.26
Effect of dilutive securities:
Options		1,040,000	—

Diluted earnings per common share	$17,595,000	67,499,000	$.26

Options to purchase 596,000 and 585,000 shares of common stock having an average exercise price of $17.50 per common share were outstanding during the three and six month period ended June 30, 2012 but not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of the common shares, and therefore, would be antidilutive.

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

Note 7 – Dividends

During the six month period ended June 30, 2012, we paid regular quarterly cash dividends approximating $21,803,000 as follows:

	Quarter ended
	March 31, 2012	June 30, 2012
Cash dividend per common share	$.16125	$.16250
Total cash dividends paid	$10,847,000	$10,956,000
Record date	February 24	April 27
Payment date	March 26	May 18

Additionally, on July 10, 2012, our Board of Directors declared a regular cash dividend of $.16375 per common share to be paid on August 24, 2012 to shareholders of record as of July 27, 2012.

Note 8 – Share-Based Compensation

Stock Options

During the six months ended June 30, 2012, the stock option activity under our 2002 Stock Option Plan, 1995 Incentive and Non-Qualified Stock Option Plan for key employees, and 1996 Non-Employee Director’s Stock Option Plan (collectively the “Stock Option Plans”), was as follows:

	Weighted Average Price Per Share	Number of Shares	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2012	$10.97	2,912,000
Granted	17.50	601,000
Cancelled	12.93	(69,000)
Exercised	14.95	(333,000)

Outstanding, June 30, 2012	$12.39	3,111,000	6.36	$21,738,000

Options exercisable as of June 30, 2012		1,469,000	4.27	$15,129,000

The weighted average fair value per share of options granted during the 2012 and 2011 first quarters was $4.74 and $3.26, respectively. The following table summarizes information about stock options outstanding at June 30, 2012.

	Options Outstanding				Options Exercisable
Exercise Price Range	Number Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price
$ 2.41 - 3.68	414,000	1.10	$3.23	414,000	$3.23
6.07	278,000	2.49	6.07	278,000	6.07
10.39	428,000	6.52	10.39	214,000	10.39
13.93 - 14.31	928,000	6.69	14.15	479,000	14.08
$ 16.11 - 17.50	1,063,000	9.08	16.89	84,000	16.11

	3,111,000	6.36	$12.39	1,469,000	$9.08

Other information pertaining to option activity during the six month periods ended June 30, 2012 and 2011 was as follows:

	June 30, 2012	June 30, 2011
Weighted average grant-date fair value of stock options granted:	$2,438,000	$1,477,000
Total fair value of stock options vested:	$1,870,000	$1,015,000
Total intrinsic value of stock options exercised:	$3,853,000	$1,459,000
Total pre-tax share-based compensation expense charged against income:	$949,000	$935,000
Total unrecognized compensation expense related to non-vested options:	$4,948,000	$4,482,000

Under our Stock Option Plans at June 30, 2012, in addition to the 3,111,000 shares issuable pursuant to outstanding option grants, an additional 3,338,000 shares of our Common Stock are available for future grants. Such 3,338,000 shares consist of 1,338,000 shares from our Stock Option Plans that were rolled into our recently approved 2012 Equity Incentive Plan (the “2012 Plan”) plus an additional 2,000,000 shares that are contained in the 2012 Plan. Options outstanding and exercisable were granted at stock option prices which were not less than the fair market value of our Common Stock on the date the options were granted and no option has a term in excess of ten years. Additionally, with the exception of the options granted in years 2008 through 2012, options vested and became exercisable either on the date of grant or commencing six months after the option grant date. The options granted in 2008 through 2012 become vested and exercisable ratably over a five year period on each anniversary date of the option grant.

At June 30, 2012, the total unrecognized compensation expense related to non-vested options, as reported above, was expected to be recognized through the fourth quarter of 2016 for the options granted in 2012 and the fourth quarter of 2015 for the options granted in 2011. The fair value of options granted in 2012 and 2011 was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	2012	2011
Risk-free interest rate	1.3%	2.6%
Expected volatility	39.2%	27.4%
Weighted average expected life in years	6.8	7.4
Dividend yield	3.6%	3.7%

Employee Stock Purchase Plan

Total pre-tax share-based compensation expense charged against income for the six month periods ended June 30, 2012 and 2011 for options granted under our Employee Stock Purchase Plan (“ESPP”) was $195,000 and $158,000, respectively. It is estimated, at this time, that the expense attributable to such share-based payments in each of the subsequent quarters of 2012 will approximate the amount recorded in the 2012 first and second quarter. However, such future expense related to our ESPP will be impacted by, and be dependent on the change in our stock price over the remaining period up to the December 31, 2012 measurement date.

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

Note 9 – Related Party Transactions

A director is a member of a law firm which was retained by us. In each of the six month periods’ ended June 30, 2012 and 2011, fees received from us by such firm did not exceed $120,000. Additionally, such fees did not exceed, in either six month period, 5% of such firm’s revenues.

Note 10 – Income Taxes

For the six month period ended June 30, 2012, our effective tax rate was approximately 38%, an increase from the 35% effective tax rate for the comparable 2011 period. Such differences between the effective tax rates and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes and tax credits available to the Company. The increase in the effective tax rate is primarily due to a decrease in expected tax credits realized for 2012 compared to previous fiscal periods. The Company received credits in 2011 related to the Work Opportunity Tax Credit (“WOTC”) program but this program has not yet been renewed in 2012. The Company will continue to receive additional credits related to prior periods but will not have the benefit of credits for 2012 new hires unless the program is renewed. Additionally, the Company realized significant tax credits during 2011 from the New Hire Retention Credit, a one-time general business credit at the Federal level that was authorized by the Hiring Incentives to Restore Employment Act of 2011. The new hire retention credit allowed an employer a credit of up to $1,000 for each eligible worker that was retained for at least 52 consecutive weeks of qualified employment. The Company earned new hire retention credits for the six month period ended June 30, 2011, but did not earn additional amounts in 2012 as the credit expired at December 31, 2011. If the WOTC program is renewed retroactive to the beginning of the year in 2012, our effective tax rate could be reduced below the current 38%.

We account for income taxes using the asset and liability method, which results in recognizing income tax expense based on the amount of income taxes payable or refundable for the current year. Additionally, we evaluate regularly the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2008 through 2011 (with regard to U.S. federal income tax returns) and December 31, 2007 through 2011 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2012.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

This report and documents incorporated by reference into this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; from having several significant clients who each individually contributed at least 3% with one as high as 7% to our total consolidated revenues in the three and six month period ended June 30, 2012; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services; and the risk factors described in Part I of our Form 10-K for the fiscal year ended December 31, 2011 under “Government Regulation of Clients,” “Competition” and “Service Agreements/Collections,” and under Item IA “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2011. Many of our clients’ revenues are highly contingent on Medicare, Medicaid and other payors’ reimbursement funding rates, which Congress and related agencies have affected through the enactment of a number of major laws and regulations during the past decade, including the March 2010 enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Most recently, in July 2011, the United States Center for Medicare Services (“CMS”) issued final rulings which, among other things, reduce (effective October 1, 2011) Medicare payments to nursing centers by 11.1% and change the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries. Currently, the U.S. Congress is considering further changes or revising legislation relating to health care in the United States which, among other initiatives, may impose cost containment measures impacting our clients. These enacted laws, proposed laws and forthcoming regulations have significantly altered, or threaten to significantly alter, overall government reimbursement funding rates and mechanisms. The overall effect of these laws and trends in the long-term care industry has affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor related costs, materials, supplies and equipment used in performing services could not be passed on to our clients.

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

RESULTS OF OPERATIONS

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of June 30, 2012 and December 31, 2011 and the periods then ended and the notes accompanying those financial statements.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe that we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to approximately 3,000 facilities in 47 states as of June 30, 2012. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, clients are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

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

We are organized into two reportable segments; housekeeping, laundry, linen and other services (“Housekeeping”), and dietary department services (“Dietary”). At June 30, 2012, Housekeeping is being provided at essentially all of our approximately 3,000 client facilities, generating approximately 69% or $364,509,000 of the total revenues for the six month period ended June 30, 2012. Dietary is being provided to approximately 650 client facilities at June 30, 2012 and contributed approximately 31% or $163,206,000 to the six month period ended June 30, 2012 total revenues.

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

We currently operate two wholly-owned subsidiaries, Huntingdon Holdings, Inc. (“Huntingdon”) and Healthcare Staff Leasing Solutions, LLC (“Staff Leasing”). Huntingdon invests our cash and cash equivalents and manages our portfolio of marketable securities. Staff Leasing is an entity formed in 2011 to offer professional employer organization (“PEO”) services to potential clients in the health care industry. As of June 30, 2012, we have entered into PEO service contracts in certain states.

Consolidated Operations

The following table sets forth, for the periods indicated, the percentage which certain items bear to consolidated revenues:

	Relation to Consolidated Revenues
	For the Quarter Ended June 30,		For the Six Month Period Ended June 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	86.2%	85.9%	86.7%	86.1%
Selling, general and administrative	6.9%	7.3%	7.5%	7.7%
Investment and interest	0.0%	0.2%	0.3%	0.3%

Income before income taxes	6.9%	7.0%	6.1%	6.5%
Income taxes	2.6%	2.3%	2.3%	2.3%

Net income	4.3%	4.7%	3.8%	4.2%

Housekeeping is our largest and core reportable segment, representing approximately 69% of consolidated revenues for the quarter ended June 30, 2012. Dietary revenues represented approximately 31% of consolidated revenues for such quarter.

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

2012 Second Quarter Compared with 2011 Second Quarter

The following table sets forth 2012 second quarter income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage increases of each compared to 2011 second quarter amounts. The difference between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles.

	Quarter Ended June 30, 2012
	Consolidated	% inc./ (dec.)	Corporate and Eliminations	Housekeeping Amount	% inc.	Dietary Amount	% inc.
Revenues	$267,108,000	26.3%	$2,000	$183,215,000	15.5%	$83,891,000	58.6%
Cost of services provided	230,206,000	26.7	(14,609,000)	165,544,000	16.2	79,271,000	57.4
Selling, general and administrative	18,524,000	19.4	18,524,000	—	—	—	—
Investment and interest income	(95,000)	(120.5)	(95,000)	—	—	—	—
Income before income taxes	$18,283,000	24.2%	$(4,008,000)	$17,671,000	9.1%	$4,620,000	83.3%

Revenues

Consolidated

Consolidated revenues increased 26.3% to $267,108,000 in the 2012 second quarter compared to $211,507,000 in the 2011 second quarter as a result of the factors discussed below under Reportable Segments.

We have one Major Client that accounted for approximately 7% and 9%, respectively, of consolidated revenues in the three months ended June 30, 2012 and 2011, respectively. Additionally, we have several other significant clients who each individually contributed at least 3% to our total consolidated revenues for the three months ended June 30, 2012. The loss of one or more of these clients would have a material adverse effect on the results of operations of our two operating segments. In addition, if such clients changed their payment terms, it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Reportable Segments

Housekeeping’s 15.5% net growth in reportable segment revenues resulted primarily from an increase in revenues attributable to service agreements entered into with new clients.

Dietary’s 58.6% net growth in reportable segment revenues is primarily a result of providing this service to a greater number of existing Housekeeping clients.

We derived 9% and 3%, respectively, of Housekeeping and Dietary’s 2012 second quarter revenues from our Major Client.

Costs of services provided

Consolidated

Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues for the 2012 second quarter increased to 86.2% from 85.9% in the corresponding 2011 quarter. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance. In addition, see the discussion below on Reportable Segments which provides additional details to explain the increase in consolidated costs of services provided.

	Quarter Ended June 30, 2012
Cost of Services Provided-Key Indicators as a % of Revenue	2012	2011	Decr%
Bad debt provision	0.2	0.2	—
Workers’ compensation and general liability insurance	3.5	3.7	(0.2)

The bad debt provision was consistent as a percentage of revenue for the three month periods ended June 30, 2012 and 2011.

The workers’ compensation and general liability insurance expense has decreased primarily due to the overall increase in Dietary revenue and the reduced proportion of labor costs as a percentage of revenue. Additionally, there was more favorable claims’ experience during the three months ended June 30, 2012 compared to the comparable 2011 period.

See below for the changes in our segment key indicators; however, the net increase in our consolidated cost of services as a percentage of revenue in comparing the period ended June 30, 2012 as compared to the same period in 2011 was impacted by the increase in Dietary revenues.

Reportable Segments

Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for the 2012 second quarter increased to 90.4% from 89.8% compared to the corresponding 2011 quarter. Cost of services provided for Dietary, as a percentage of Dietary revenues, for the 2012 second quarter decreased to 94.5% from 95.2% in the corresponding 2011 quarter.

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues, which we manage on a reportable segment basis in evaluating our financial performance:

	Quarter Ended June 30, 2012
Cost of Services Provided-Key Indicators as a % of Revenue	2012	2011	Incr (Decr)%
Housekeeping labor and other labor costs	80.1	80.1	(0.0)
Housekeeping supplies	7.7	7.1	0.6
Dietary labor and other labor costs	52.4	52.0	0.4
Dietary supplies	39.1	39.4	(0.3)

Housekeeping labor and other labor costs, as a percentage of Housekeeping revenues, was consistent for the three months ended June 30, 2012 and 2011. The increase in Housekeeping supplies, as a percentage of Housekeeping revenues, resulted primarily from an increase in linen supplies due to the growth in laundry and linen revenue compared to overall Housekeeping revenues. Additionally, we have added more clients where we provide a greater amount of supplies under the terms of our service agreements compared to what we have historically provided to our client base.

The relatively small increase in Dietary labor and other labor costs, as a percentage of increased Dietary revenues, resulted from reduced efficiencies in managing these costs at the facility level. The decrease in Dietary supplies, as a percentage of Dietary revenues, is primarily the result of more favorable vendor pricing programs obtained through further consolidation of dietary supply vendors.

Consolidated Selling, General and Administrative Expense

			Quarter Ended June 30,
			2012	2011	$ Change	% Incr (Decr)
Selling, general and administrative expense w/o deferred compensation change	(a	)	$18,884,000	$15,392,000	$3,492,000	22.7%

Gain (loss) of deferred compensation fund			(360,000)	119,000	(479,000)	(402.5)%

Consolidated selling, general and administrative expense	(b	)	$18,524,000	$15,511,000	$3,013,000	19.4%

(a)	Selling, general and administrative expense excluding the change in the market value of the Deferred Compensation Fund.
(b)	Consolidated selling, general and administrative expense reported for the period presented.

Although our growth in consolidated revenues was 26.3%, 2012 second quarter selling, general and administrative expenses excluding the change in the deferred compensation fund increased $3,492,000 or 22.7% compared to the 2011 second quarter. Consequently, 2012 second quarter selling, general and administrative expenses (excluding impact of deferred compensation fund), as a percentage of consolidated revenues, decreased to 7.1% compared to 7.3% in the 2011 second quarter. This decrease resulted primarily from the decrease in our payroll and payroll related expenses, travel related costs and professional fees as a percentage of revenues. The decrease in payroll and payroll related costs resulted from the improved leverage of our existing management structure to support the increased revenue.

Consolidated Investment and Interest Income

Investment and interest income, as a percentage of consolidated revenues, decreased to less than .1% in the 2012 second quarter compared to .2% in the 2011 second quarter. The net decrease is primarily due to the investment loss related to the change in the deferred compensation fund during the quarter ended June 30, 2012 versus the investment income related to the change in the deferred compensation fund during the comparable period in 2011.

Income before Income Taxes

Consolidated

As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for the 2012 second quarter decreased to 6.9%, as a percentage of consolidated revenues, compared to 7.0% in the 2011 second quarter.

Reportable Segments

Housekeeping’s increase in income before income taxes is primarily attributable to the key indicators discussed above, specifically the increase in reportable segment revenues, offset by the increased cost of housekeeping supplies.

Dietary’s increased income before income taxes is primarily attributable to the increase in reportable segment revenues and the slight decrease in dietary supply costs as a percentage of Dietary revenues, offset by the increase in labor and labor related costs.

Consolidated Income Taxes

For the quarter ended June 30, 2012, our effective tax rate was approximately 38%, an increase from the approximately 33% effective tax rate for the comparable 2011 period. Such differences between the effective tax rates and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes and tax credits available to the Company. The increase in the effective tax rate is primarily due to a decrease in expected tax credits realized for 2012 compared to previous fiscal periods. The Company received credits in 2011 related to the Work Opportunity Tax Credit (“WOTC”) program but this program has not yet been renewed in 2012. The Company will continue to receive additional credits related to prior periods but will not have the benefit of credits for 2012 new hires unless the program is renewed. Additionally, the Company realized significant tax credits during 2011 from the New Hire Retention Credit, a one-time general business credit at the Federal level authorized by the Hiring Incentives to Restore Employment Act of 2011. The new hire retention credit allowed an employer a credit of up to $1,000 for each eligible worker that was retained for at least 52 consecutive weeks of qualified employment. The Company earned new hire retention credits for the quarter ended June 30, 2011, but did not earn additional amounts in 2012 as the credit expired at December 31, 2011. If the WOTC program is renewed retroactive to the beginning of the year in 2012, our effective tax rate could be reduced below the current 38%.

Consolidated Net Income

As a result of the matters discussed above, consolidated net income for the 2012 second quarter decreased to 4.3%, as a percentage of consolidated revenues, compared to 4.7% in the 2011 second quarter.

2012 Six Month Period Compared with 2011 Six Month Period

The following table sets forth the income statement key components for the six month period ended June 30, 2012 that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage increases of each compared to the corresponding 2011 six month period. The difference between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles.

	Six Month Period Ended June 30, 2012
	Consolidated	% inc.	Corporate and Eliminations	Housekeeping Amount	% inc	Dietary Amount	% inc.
Revenues	$527,715,000	25.7%	$37,000	$364,397,000	15.6%	$163,281,000	56.2%
Cost of services provided	457,701,000	26.5	(26,176,000)	329,270,000	16.9	154,607,000	56.9
Selling, general and administrative	39,506,000	22.3	39,506,000	—	—	—	—
Investment and interest income	1,558,000	32.4	1,558,000	—	—	—	—
Income before income taxes	$32,066,000	18.5%	$(11,735,000)	$35,127,000	5.2%	$8,674,000	44.8%

Revenues

Consolidated

Consolidated revenues increased 25.7% to $527,715,000 in the six month period ended June 30, 2012 compared to $419,897,000 in the corresponding period in 2011 as a result of the factors discussed below under Reportable Segments.

We have one Major Client that accounted for approximately 7% and 9%, respectively, of consolidated revenues in the six month periods ended June 30, 2012 and 2011, respectively. Additionally, we have several other significant clients who each individually contributed at least 3% to our total consolidated revenues for the six months ended June 30, 2012. The loss of one or more of these clients would have a material adverse effect on the results of operations of our two operating segments. In addition, if such clients changed their payment terms, it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Reportable Segments

Housekeeping’s 15.6% net growth in reportable segment revenues resulted primarily from an increase in revenues attributable to service agreements entered into with new clients.

Dietary’s 56.2% net growth in reportable segment revenues is primarily a result of providing this service to a greater number of existing Housekeeping clients.

We derived 9% and 3%, respectively, of Housekeeping and Dietary’s revenues for the six month period ended June 30, 2012 from our Major Client.

Costs of services provided

Consolidated

Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues for the six months ended June 30, 2012 increased to 86.7% from 86.1% in the corresponding 2011 period. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance. In addition, see the discussion below on Reportable Segments which provides additional details to explain the increase in consolidated costs of services provided.

	Six Months Ended June 30, 2012
Cost of Services Provided-Key Indicators as a % of Revenue	2012	2011	Decr%
Bad debt provision	0.3	0.4	(0.1)
Workers’ compensation and general liability insurance	3.5	3.7	(0.2)

The bad debt provision decreased primarily due to the prior year write-off of amounts owed from certain nursing homes that concluded their bankruptcy proceedings during the six months ended June 30, 2011.

The workers’ compensation and general liability insurance expense has decreased primarily due to the overall increase in Dietary revenue and the reduced proportion of labor costs as a percentage of revenue. There was additionally more favorable claims’ experience during the six months ended June 30, 2012 compared to the comparable 2011 period.

See below for the changes in our segment key indicators; however, the net increase in our consolidated cost of services as a percentage of revenue in comparing the six month period ended June 30, 2012 as compared to the same period in 2011 was impacted by the increase in Dietary revenues.

Reportable Segments

Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for the six month period ended June 30, 2012 increased to 90.4% from 89.4% compared to the corresponding 2011 period. Cost of services provided for Dietary, as a percentage of Dietary revenues, for the for the six month period ending June 30, 2012 increased to 94.7% from 94.3% in the corresponding 2011 period.

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues, which we manage on a reportable segment basis in evaluating our financial performance:

	Six Months Ended June 30, 2012
Cost of Services Provided-Key Indicators as a % of Revenue	2012	2011	Incr (Decr)%
Housekeeping labor and other labor costs	80.2	79.8	0.4
Housekeeping supplies	7.6	7.0	0.6
Dietary labor and other labor costs	52.5	52.0	0.5
Dietary supplies	39.2	39.3	(0.1)

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

The relatively small increase in Dietary labor and other labor costs, as a percentage of Dietary revenues, resulted from reduced efficiencies in managing these costs at the facility level. The decrease in Dietary supplies, as a percentage of Dietary revenues, is primarily the result of more favorable vendor pricing programs obtained through further consolidation of dietary supply vendors.

Consolidated Selling, General and Administrative Expense

			Six Months Ended June 30,
			2012	2011	$ Change	% Inc.
Selling, general and administrative expense w/o deferred compensation change	(a	)	$38,569,000	$31,743,000	$6,826,000	21.5%
Gain of deferred compensation fund			937,000	548,000	389,000	71.0%

Consolidated selling, general and administrative expense	(b	)	$39,506,000	$32,291,000	$7,215,000	22.3%

(a)	Selling, general and administrative expense excluding the change in the market value of the Deferred Compensation Fund.
(b)	Consolidated selling, general and administrative expense reported for the period presented.

Although our growth in consolidated revenues was 25.7%, selling, general and administrative expenses for the six months ended June 30, 2012 excluding the change in the deferred compensation fund increased $6,826,000 or 21.5% compared to the corresponding 2011 period. Consequently, selling, general and administrative expenses (excluding impact of deferred compensation fund), as a percentage of consolidated revenues, decreased to 7.3% for the six months ended June 30, 2012 as compared to 7.6% in the corresponding 2011 period. This decrease resulted primarily from the decrease in our payroll and payroll related expenses, travel related costs and professional fees as a percentage of revenues. The decrease in payroll and payroll related costs resulted from the improved leverage of our existing management structure to support the increased revenue.

Consolidated Investment and Interest Income

Investment and interest income, as a percentage of consolidated revenues, was consistently .3% in the six months ended June 30, 2012 and 2011. The net increase in the change in our deferred compensation fund in the six month period ended June 30, 2012 as compared to the same period in 2011, was offset by a decrease in our investment income due primarily due to the decrease in our marketable securities.

Income before Income Taxes

Consolidated

As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for the six month period ended June 30, 2012 decreased to 6.1%, as a percentage of consolidated revenues, compared to 6.5% in the corresponding 2011 period.

Reportable Segments

Housekeeping’s decrease in income before income taxes is primarily attributable to the key indicators discussed above, specifically the increase in labor and labor related costs and housekeeping supplies.

Dietary’s increase in income before income taxes is primarily attributable to the increase in reportable segment revenues, offset by the increase in labor and labor related costs as a percentage of Dietary revenues.

Consolidated Income Taxes

For the six month period ended June 30, 2012, our effective tax rate was approximately 38%, an increase from the 35% effective tax rate for the comparable 2011 period. Such differences between the effective tax rates and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes and tax credits available to the Company. The increase in the effective tax rate is primarily due to a decrease in expected tax credits realized for 2012 compared to previous fiscal periods. The Company received credits in 2011 related to the Work Opportunity Tax Credit (“WOTC”) program but this program has not yet been renewed in 2012. The Company will continue to receive additional credits related to prior periods but will not have the benefit of credits for 2012 new hires unless the program is renewed. Additionally, the Company realized significant tax credits during 2011 from the New Hire Retention Credit, a one-time general business credit at the Federal level that was authorized by the Hiring Incentives to Restore Employment Act of 2011. The new hire retention credit allowed an employer a credit of up to $1,000 for each eligible worker that was retained for at least 52 consecutive weeks of qualified employment. The Company received new hire retention credits for the six month period ended June 30, 2011, but did not earn additional amounts in 2012 as the credit expired. If the WOTC program is renewed retroactive to the beginning of the year in 2012, our effective tax rate could be reduced below the current 38%.

Consolidated Net Income

As a result of the matters discussed above, consolidated net income for the six month period ended June 30, 2012 decreased to 3.8%, as a percentage of consolidated revenues, compared to 4.2% in the corresponding 2011 period.

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

Summarized below for the six month period ended June 30, 2012 and year ended December 31, 2011 are the aggregate account balances for the six Allowance criteria noted above, net write-offs of client accounts, bad debt provision and allowance for doubtful accounts.

Period Ended	Aggregate Account of Balances of Clients in Bankruptcy or in/or Pending Collection/ Litigation	Net Write-offs of Client Accounts	Bad Debt Provision	Allowance for Doubtful Accounts
June 30, 2012	$7,787,000	$815,000	$1,350,000	$5,041,000
December 31, 2011	7,784,000	2,013,000	2,450,000	4,506,000

At June 30, 2012, we identified accounts totaling $7,787,000 that require an Allowance based on potential impairment or loss of value. An Allowance totaling $5,041,000 was provided for these accounts at such date. Actual collections of these accounts could differ from that which we currently estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance would decrease net income by $57,000.

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

Accrued Insurance Claims

We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance, which comprise approximately 23% of our liabilities at June 30, 2012. Our accounting for this plan is affected by various uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We address these uncertainties by regularly evaluating our claims’ pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluations are based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/or industry trends result in an unfavorable change resulting from, among other factors, the severity levels of reported claims and medical cost inflation, as compared to historical claim trends, it would have an adverse effect on our results of operations and financial condition. Under these plans, predetermined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.

For workers’ compensation, we record a reserve based on the present value of estimated future cost of claims and related expenses that have been reported but not settled, including an estimate of claims incurred but not reported that are developed as a result of a review of our historical data and open claims. The present value of the payout is determined by applying an 8% discount factor against the estimated value of the claims over the estimated remaining pay-out period. Reducing the discount factor by 1% would reduce net income by approximately $42,000. Additionally, reducing the estimated payout period by six months would result in an approximate $102,000 reduction in net income.

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

Liquidity and Capital Resources

At June 30, 2012, we had cash and cash equivalents, and marketable securities of $76,997,000 and working capital of $190,886,000 compared to December 31, 2011 cash and cash equivalents, and marketable securities of $69,976,000 and working capital of $186,734,000. We view our cash and cash equivalents, and marketable securities as our principal measure of liquidity. Our current ratio at June 30, 2012 decreased to 4.2 to 1 compared to 5.1 to 1 at December 31, 2011. This decrease resulted primarily from the increase in our accounts payable and income taxes payable which were primarily offset by the increase in cash and cash equivalents and marketable securities and prepaid expenses and other current assets. On an historical basis, our operations have generally produced consistent cash flow and have required limited capital resources. We believe our current and near term cash flow positions will enable us to fund our continued anticipated growth.

Operating Activities

The net cash provided by our operating activities was $27,382,000 for the six month period ended June 30, 2012. The principal sources of net cash flows from operating activities for the six month period ended June 30, 2012 were net income, and non-cash charges to operations for bad debt provisions, depreciation and amortization. Additionally, operating activities’ cash flows increased by $20,880,000 as a result of the increase in accounts payable and other accrued expenses, accrued insurance claims, accrued payroll and related payroll taxes, deferred compensation liability and the decrease in prepaid income taxes for the six month period. These operating cash inflows were offset primarily by the cash outflow of $15,505,000 related to the increase in the total accounts and notes receivables, inventories and supplies and prepaid expenses primarily due to the revenue growth experienced in this period along with the increase in the deferred compensation funding.

Investing Activities

Our principal source of cash in investing activities for the six month period ended June 30, 2012 was $9,422,000 from the net sales less purchases of marketable securities. The net sales of marketable securities were used to increase the Company’s available cash to support the increased business in the fourth quarter of 2011 and the six months ended June 30, 2012. Additionally, we expended $1,825,000 for the purchase of housekeeping equipment, computer software and equipment, and laundry equipment installations. Under our current plans, which are subject to revision upon further review, it is our intention to spend an aggregate of $2,000,000 to $3,000,000 during the remainder of 2012 for such capital expenditures.

Financing Activities

During the six month period ended June 30, 2012, we paid regular quarterly cash dividends approximating $21,803,000 as follows:

	Quarter ended
	March 31, 2012	June 30, 2012
Cash dividend per common share	$.16125	$.16250
Total cash dividends paid	$10,847,000	$10,956,000
Record date	February 24	April 27
Payment date	March 26	May 18

On July 10, 2012, our Board of Directors declared a regular cash dividend of $.16375 per common share to be paid on August 24, 2012 to shareholders of record as of July 27, 2012.

Operating cash flows exceeded dividend payments for the six months ended June 30, 2012. Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

During the six months ended 2012, we received proceeds of $2,664,000 from the exercise of stock options by employees. Additionally, as a result of deductions derived from the stock option exercises, we recognized an income tax benefit of $1,051,000.

Line of Credit

We have a $57,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At June 30, 2012, there were no borrowings under the line. However, at such date, we had outstanding a $40,420,000 irrevocable standby letter of credit which relate to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $40,420,000 at June 30, 2012.

The line of credit requires us to satisfy two financial covenants on a quarterly basis. Such covenants, and their respective status at June 30, 2012, were as follows:

Covenant Description and Requirement	Status at June 30, 2012
Commitment coverage ratio: cash and cash equivalents plus marketable securities must equal or exceed outstanding obligations under the line by a multiple of 1.25	1.90
Tangible net worth: must exceed $159,078,000	$198,814,000

As noted above, we complied with the financial covenants at June 30, 2012 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2013. We believe the line of credit will be renewed at that time.

Accounts and Notes Receivable

We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Congress has enacted a number of laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally dependent on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At June 30, 2012 and December 31, 2011, we had $8,437,000 and $6,693,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

As a result of the current economic crisis, many states have significant budget deficits. State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their Medicaid programs. In addition, in March 2010, comprehensive health care reform legislation was signed into law. The Act will significantly impact the governmental healthcare programs our clients participate in, and reimbursements received there under from governmental or third-party payors. Furthermore, in the coming year, new proposals or additional changes in existing regulations could be made under the Act which could directly impact the governmental reimbursement programs in which our clients participate. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying those increases. A few states have indicated they may run out of cash to pay Medicaid providers, including nursing homes. In addition, certain state governors have recently stated that they will reject Federal Medicaid assistance under the Act. Any negative changes in our clients’ reimbursements would negatively impact our results of operations. Although we are currently evaluating the Act’s effect on our client base, we may not know the full effect until such a time as these laws are fully implemented and the Centers for Medicare and Medicaid Services and other agencies issue applicable regulations or guidance.

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $1,350,000 and $1,500,000 for the six months ended June 30, 2012 and 2011, respectively. These provisions represent approximately .3% and .4% as a percentage of total revenues for such respective periods. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

At June 30, 2012, amounts due from our Major Client represented less than 1% of our accounts receivable balance. If such client changes its payment terms, it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

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

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment purchases, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2012, we estimate that for the remainder of 2012 we will have capital expenditures of approximately $2,000,000 to $3,000,000 in connection with housekeeping equipment purchases and laundry and linen equipment installations in our clients’ facilities, as well as expenditures relating to internal data processing hardware and software requirements. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would seek to obtain necessary working capital from such sources as long-term debt or equity financing.

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

At June 30, 2012 and December 31, 2011, we had $76,997,000 and $69,976,000, respectively, in cash, cash equivalents and marketable securities. In accordance with U.S. GAAP, the fair value of all of our cash, cash equivalents and marketable securities is determined based on “Level 1” or “Level 2” inputs, which consist of quoted prices whose value is based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Based on their evaluation as of June 30, 2012, pursuant to Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act 13a-15(e) are effective.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by our management, including our Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended June 30, 2012, were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults under Senior Securities.

Not Applicable

ITEM 4.	Mine Safety Disclosures

Not Applicable

ITEM 5.	Other Information.

None

ITEM 6.	Exhibits

a)	Exhibits -

10.1	2012 Equity Incentive Plan

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

EX-101	XBRL Instance Document

EX-101	XBRL Taxonomy Extension Schema Document

EX-101	XBRL Taxonomy Calculation Linkbase Document

EX-101	XBRL Taxonomy Extension Definition Linkbase Document

EX-101	XBRL Taxonomy Labels Linkbase Document

EX-101	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE SERVICES GROUP, INC.

July 27, 2012	/s/ Daniel P. McCartney
Date	DANIEL P. McCARTNEY,
Chief Executive Officer (Principal Executive Officer)

July 27, 2012	/s/ John C. Shea
Date	JOHN C. SHEA,
Chief Financial Officer and Secretary (Principal Financial Officer)