Form 10-Q
period 2012-09-30
HEALTHCARE SERVICES GROUP INC
filed 2012-10-22
CIK 731012

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common Stock, $.01 Par Value: 67,734,000 shares outstanding as of October 17, 2012.

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

EX-101 XBRL Instance Document
EX-101 XBRL Taxonomy Extension Schema Document
EX-101 XBRL Taxonomy Calculation Linkbase Document
EX-101 XBRL Taxonomy Extension Definition Linkbase Document
EX-101 XBRL Taxonomy Labels Linkbase Document
EX-101 XBRL Taxonomy Presentation Linkbase Document

Consolidated Balance Sheets

	(Unaudited) September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$53,176,000	$38,639,000
Marketable securities, at fair value	21,354,000	31,337,000
Accounts and notes receivable, less allowance for doubtful accounts of $3,939,000 in 2012 and $4,506,000 in 2011	137,369,000	130,744,000
Inventories and supplies	27,409,000	25,144,000
Prepaid income taxes	—	405,000
Prepaid expenses and other	9,787,000	5,852,000

Total current assets	249,095,000	232,121,000
Property and equipment:
Laundry and linen equipment installations	2,248,000	2,100,000
Housekeeping equipment and office furniture	25,560,000	24,277,000
Autos and trucks	325,000	299,000

	28,133,000	26,676,000
Less accumulated depreciation	17,869,000	16,913,000

	10,264,000	9,763,000
GOODWILL	16,955,000	16,955,000
OTHER INTANGIBLE ASSETS, less accumulated amortization of $9,535,000 in 2012 and $7,909,000 in 2011	5,746,000	7,372,000
NOTES RECEIVABLE — long term portion, net	2,885,000	1,483,000
DEFERRED COMPENSATION FUNDING, at fair value	17,113,000	13,780,000
DEFERRED INCOME TAXES — long term portion	10,740,000	8,181,000
OTHER NONCURRENT ASSETS	38,000	40,000

TOTAL ASSETS	$312,836,000	$289,695,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,677,000	$10,650,000
Accrued payroll, accrued and withheld payroll taxes	16,468,000	26,833,000
Other accrued expenses	2,256,000	1,657,000
Income taxes payable	3,196,000	—
Deferred income taxes	632,000	951,000
Accrued insurance claims	6,751,000	5,296,000

Total current liabilities	54,980,000	45,387,000
ACCRUED INSURANCE CLAIMS — long term portion	15,753,000	12,358,000
DEFERRED COMPENSATION LIABILITY	17,586,000	14,224,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 69,911,000 shares issued in 2012 and 69,473,000 shares in 2011	699,000	695,000
Additional paid-in capital	111,318,000	105,727,000
Retained earnings	125,471,000	126,921,000
Accumulated other comprehensive income, net of taxes	171,000	343,000
Common stock in treasury, at cost, 2,210,000 shares in 2012 and 2,684,000 shares in 2011	(13,142,000)	(15,960,000)

Total stockholders’ equity	224,517,000	217,726,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$312,836,000	$289,695,000

See accompanying notes

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$272,681,000	$218,929,000	$800,396,000	$638,826,000
Operating costs and expenses:
Costs of services provided	234,281,000	188,041,000	691,982,000	549,768,000
Selling, general and administrative	20,789,000	14,344,000	60,295,000	46,635,000
Other income (loss):
Investment and interest	962,000	(1,355,000)	2,520,000	(178,000)

Income before income taxes	18,573,000	15,189,000	50,639,000	42,245,000

Income taxes	7,056,000	5,193,000	19,223,000	14,654,000

Net income	$11,517,000	$9,996,000	$31,416,000	$27,591,000

Per share data:

Basic earnings per common share	$0.17	$0.15	$0.47	$0.41

Diluted earnings per common share	$0.17	$0.15	$0.46	$0.41

Cash dividends per common share	$0.16	$0.16	$0.49	$0.47

Weighted average number of common shares outstanding:

Basic	67,651,000	66,710,000	67,344,000	66,544,000

Diluted	68,635,000	67,530,000	68,316,000	67,510,000

Comprehensive income:

Net income	$11,517,000	$9,996,000	$31,416,000	$27,591,000
Other comprehensive income:
Unrealized gain/(loss) on available for sale marketable securities, net of taxes	18,000	76,000	(172,000)	451,000

Total comprehensive income	$11,535,000	$10,072,000	$31,244,000	$28,042,000

See accompanying notes

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$31,416,000	$27,591,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,773,000	3,123,000
Bad debt provision	1,750,000	2,100,000
Deferred income tax benefits	(2,990,000)	(774,000)
Share-based compensation expense	1,699,000	1,630,000
Amortization of premium on marketable securities	496,000	735,000
Unrealized loss on marketable securities	82,000	377,000
Unrealized (gain) loss on deferred compensation fund investments	(1,712,000)	984,000
Changes in operating assets and liabilities:
Accounts and notes receivable	(9,776,000)	(8,354,000)
Prepaid income taxes	405,000	2,843,000
Inventories and supplies	(2,264,000)	(1,582,000)
Prepaid expenses and other assets	(3,936,000)	(1,177,000)
Deferred compensation funding	(1,621,000)	(1,291,000)
Accounts payable and other accrued expenses	15,623,000	(1,664,000)
Accrued payroll, accrued and withheld payroll taxes	(9,386,000)	(8,484,000)
Accrued insurance claims	4,850,000	2,623,000
Deferred compensation liability	3,814,000	707,000
Income taxes payable	3,196,000	—

Net cash provided by operating activities	35,419,000	19,387,000

Cash flows from investing activities:
Disposals of fixed assets	19,000	20,000
Additions to property and equipment	(2,668,000)	(4,431,000)
Purchases of marketable securities, net	(8,745,000)	(17,276,000)
Sales of marketable securities, net	18,090,000	18,877,000
Cash paid for acquisition	—	(1,000,000)

Net cash provided (used) by investing activities	6,696,000	(3,810,000)

Cash flows from financing activities:
Dividends paid	(32,866,000)	(31,494,000)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	89,000	98,000
Tax benefits arising from stock option transactions	1,289,000	1,175,000
Proceeds from the exercise of stock options	3,910,000	2,080,000

Net cash used in financing activities	(27,578,000)	(28,141,000)

Net increase/(decrease) in cash and cash equivalents	14,537,000	(12,564,000)

Cash and cash equivalents at beginning of the period	38,639,000	39,692,000

Cash and cash equivalents at end of the period	$53,176,000	$27,128,000

Supplementary Cash Flow Information:
Income taxes cash payments, net of refunds	$17,416,000	$11,440,000

Issuance of 70,000 and 76,000 shares in 2012 and 2011, respectively, of Common Stock pursuant to Employee Stock Plans	$1,250,000	$1,233,000

See accompanying notes

Consolidated Statement of Stockholders’ Equity (Unaudited)

	For the Nine Months Ended September 30, 2012
	Common Stock Shares	Amount	Additional Paid-in Capital	Total Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Stockholders’ Equity
Balance, December 31, 2011	69,473,000	$695,000	$105,727,000	$126,921,000	$343,000	$(15,960,000)	$217,726,000

Net income				31,416,000			31,416,000
Unrealized loss on available for sale marketable securities, net of $118,000 of taxes					(172,000)		(172,000)

Comprehensive income							31,244,000

Exercise of stock options and other share-based compensation, net of 13,000 shares tendered for payment	368,000	3,000	3,497,000			410,000	3,910,000

Tax benefit arising from stock option transactions			1,289,000				1,289,000

Share-based compensation expense — stock options			1,423,000				1,423,000

Treasury shares issued for Deferred Compensation Plan funding and redemptions (10,000 shares)			394,000			58,000	452,000

Shares issued pursuant to Employee Stock Plans	70,000	1,000	1,278,000			(29,000)	1,250,000

Cash dividends — $.49 per common share				(32,866,000)			(32,866,000)

Shares issued pursuant to Dividend Reinvestment Plan (4,000 shares)			62,000			27,000	89,000

Shares issued pursuant to acquisition (396,000 shares)			(2,352,000)			2,352,000	—

Balance, September 30, 2012	69,911,000	$699,000	$111,318,000	$125,471,000	$171,000	$(13,142,000)	$224,517,000

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Reporting

The accompanying financial statements are unaudited and do not include certain information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. However, in our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The balance sheet shown in this report as of December 31, 2011 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 2011. The financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011. The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year.

As of September 30, 2012, we operate two wholly-owned subsidiaries, Huntingdon Holdings, Inc. (“Huntingdon”) and Healthcare Staff Leasing Solutions, LLC (“Staff Leasing”). Huntingdon invests our cash and cash equivalents and manages our portfolio of marketable securities. Staff Leasing is an entity formed in 2011 to offer professional employer organization (“PEO”) services to potential clients in the health care industry. As of September 30, 2012, we have entered into PEO service contracts in certain states.

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

Goodwill by reportable operating segment, as described in Note 5 herein, was approximately $14,894,000 and $2,061,000 for Housekeeping and Dietary as of September 30, 2012 and December 31, 2011, respectively.

The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 7 and 8 years). The following table sets forth the amounts of our identifiable intangible assets subject to amortization, which were acquired in acquisitions.

	September 30, 2012	December 31, 2011
Customer relationships	$14,481,000	$14,481,000
Non-compete agreements	800,000	800,000

Total other intangibles, gross	$15,281,000	$15,281,000
Less accumulated amortization	9,535,000	7,909,000

Other intangibles, net	$5,746,000	$7,372,000

The customer relationships have a weighted-average amortization period of seven years and the non-compete agreements have a weighted-average amortization period of eight years. The following table sets forth the estimated amortization expense for intangibles subject to amortization for the balance of 2012 and the subsequent five fiscal years:

Period/Year	Customer Relationships	Non-Compete Agreements	Total
October 1 to December 31, 2012	$517,000	$25,000	$542,000
2013	1,750,000	100,000	1,850,000
2014	1,112,000	67,000	1,179,000
2015	1,112,000	—	1,112,000
2016	569,000	—	569,000
2017	297,000	—	297,000
Thereafter	197,000	—	197,000

Amortization expense for the three and nine month periods ended September 30, 2012 was $542,000 and $1,626,000, respectively, and for the three and nine month periods ended September 30, 2011 was $492,000 and $1,428,000, respectively.

Note 3 – Fair Value Measurements and Marketable Securities

We, in accordance with U.S. GAAP, define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Effective January 1, 2008, we elected the fair value option for certain of our marketable securities purchased since such adoption. Management initially elected the fair value option for certain of our marketable securities because it views such investment securities as highly liquid and available to be drawn upon for working capital purposes making them similar to cash and cash equivalents. Accordingly, for such investments, we record net unrealized gain or loss in the other income (loss) - investment and interest caption in our consolidated statements of comprehensive income. We have not elected the fair value option for marketable securities acquired after December 31, 2009. Although these assets continue to be highly liquid and available, we do not believe these assets are representative of our operating activities. These assets are representative of our investing activities, and they will be available for future needs of the Company to support its current and projected growth.

Certain of our assets and liabilities are reported at fair value in the accompanying balance sheets. Such assets and liabilities include cash and cash equivalents, marketable securities, accounts and notes receivable, accounts payable, income taxes payable and other accrued expenses. The following tables provide fair value measurement information for our marketable securities and deferred compensation fund investment assets as of September 30, 2012 and December 31, 2011.

	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	Fair Value Measurements
Financial Assets:	As of September 30, 2012
Marketable securities
Municipal bonds	$21,354,000	$21,354,000	$—	$21,354,000	$—
Equity securities - Deferred comp fund
Money Market	$3,456,000	$3,456,000	$—	$3,456,000	$—
Large Cap Value	3,344,000	3,344,000	3,344,000	—	—
Large Cap Growth	2,682,000	2,682,000	2,682,000	—	—
Fixed income	1,903,000	1,903,000	1,903,000	—	—
Small Cap Value	1,484,000	1,484,000	1,484,000	—	—
Balanced and Lifestyle	1,223,000	1,223,000	1,223,000	—	—
Speciality	947,000	947,000	947,000	—	—
Large Cap Blend	843,000	843,000	843,000	—	—
International	735,000	735,000	735,000	—	—
Mid Cap Growth	358,000	358,000	358,000	—	—
Small Cap Growth	70,000	70,000	70,000	—	—
Mid Cap Value	68,000	68,000	68,000	—	—

Equity securities - Deferred comp fund	$17,113,000	$17,113,000	$13,657,000	$3,456,000	$—

	As of December 31, 2011
Marketable securities
Municipal bonds	$31,337,000	$31,337,000	$—	$31,337,000	$—
Equity securities - Deferred comp fund
Money Market	$3,029,000	$3,029,000	$—	$3,029,000	$—
Large Cap Value	2,716,000	2,716,000	2,716,000	—	—
Large Cap Growth	2,184,000	2,184,000	2,184,000	—	—
Small Cap Value	1,244,000	1,244,000	1,244,000	—	—
Fixed Income	1,429,000	1,429,000	1,429,000	—	—
Specialty	832,000	832,000	832,000	—	—
Balanced and Lifestyle	814,000	814,000	814,000	—	—
International	562,000	562,000	562,000	—	—
Large Cap Blend	500,000	500,000	500,000	—	—
Mid Cap Growth	363,000	363,000	363,000	—	—
Mid Cap Value	54,000	54,000	54,000	—	—
Small Cap Growth	53,000	53,000	53,000	—	—

Equity securities - Deferred comp fund	$13,780,000	$13,780,000	$10,751,000	$3,029,000	$—

The fair value of the municipal bonds is measured using pricing service data from an external provider. The fair value of equity investments in the funded deferred compensation plan are valued (Level 1) based on quoted market prices. The money market fund in the funded deferred compensation plan is valued (Level 2) at the net asset value (“NAV”) of the shares held by the plan at the end of the period. As a practical expedient, fair value of our money market fund is valued at the NAV as determined by the custodian of the fund. The money market fund includes short-term United States dollar denominated money-market instruments. The money market fund can be redeemed at its NAV on its measurement date as there are no significant restrictions on the ability of participants to sell this investment.

For the nine month period ended September 30, 2012, the other income (loss) - investment and interest caption on our consolidated statements of comprehensive income includes unrealized losses from marketable securities of $82,000 for investments recorded under the fair value option. There were no gains or losses for the three month period ended September 30, 2012 as there were no investments recorded under the fair value option.

For the three and nine month periods ended September 30, 2011, the other income (loss) - investment and interest caption on our consolidated statements of income includes unrealized losses from marketable securities of $125,000 and $377,000, respectively, for investments recorded under the fair value option.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-than- temporary Impairments
September 30, 2012
Type of security:
Municipal bonds - available for sale	$21,070,000	$284,000	$—	$21,354,000	$—

Total debt securities	$21,070,000	$284,000	$—	$21,354,000	$—

December 31, 2011
Type of security:
Municipal bonds	$2,167,000	$82,000	$—	$2,249,000	$—
Municipal bonds - available for sale	28,745,000	352,000	(9,000)	29,088,000	—

Total debt securities	$30,912,000	$434,000	$(9,000)	$31,337,000	$—

For the three and nine month periods ended September 30, 2012, we received total proceeds of $1,100,000 and $15,971,000 respectively, from sales of available for sale municipal bonds. There were no realized gains from the sale of available for sale municipal bonds for the three month period ended September 30, 2012. The sales of available for sale municipal bonds for the nine months ended September 30, 2012 resulted in realized gains of $224,000 recorded in other income (loss), investment and interest caption on our statement of comprehensive income. The basis for the sale of these securities was a specific identification of each bond sold during this period.

For the three and nine month periods ended September 30, 2011, we received total proceeds of $3,134,000 and $5,760,000 respectively, from sales of available for sale municipal bonds. These sales resulted in realized gains of $48,000 and $50,000 recorded in other income (loss), investment and interest caption on our statement of comprehensive income for the three and nine month periods ended September 30, 2011, respectively. The basis for the sale of these securities was a specific identification of each bond sold during this period.

Set forth below are contractual maturities of total debt securities held at September 30, 2012 and December 31, 2011.

	As of September 30, 2012
Contractual maturity:	Municipal Bonds	Municipal Bonds - Available for Sale	Total Debt Securities
Maturing in one year or less	$—	$4,381,000	$4,381,000
Maturing after one year through three years	—	11,094,000	11,094,000
Maturing after three years	—	5,879,000	5,879,000

Total debt securities	$—	$21,354,000	$21,354,000

	As of December 31, 2011
Contractual maturity:	Municipal Bonds	Municipal Bonds - Available for Sale	Total Debt Securities
Maturing in one year or less	$34,000	$4,100,000	$4,134,000
Maturing after one year through three years	2,215,000	18,874,000	21,089,000
Maturing after three years	—	6,114,000	6,114,000

Total debt securities	$2,249,000	$29,088,000	$31,337,000

Note 4 – Other Contingencies

We have a $57,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At September 30, 2012, there were no borrowings under the line of credit. However, at such date, we had outstanding a $40,420,000 irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit, the amount available under the line of credit was reduced by $40,420,000 at September 30, 2012. The line of credit requires us to satisfy two financial covenants. We are in compliance with the financial covenants at September 30, 2012 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2013. We believe the line of credit will be renewed at that time.

We provide our services in 48 states and we are subject to numerous local taxing jurisdictions within those states. Consequently, the taxability of our services is subject to various interpretations within these jurisdictions. In the ordinary course of business, a jurisdiction may contest our reporting positions with respect to the application of its tax code to our services, which may result in additional tax liabilities.

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

As a result of the current economic crisis, many states have significant budget deficits. State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their Medicaid programs. In addition, comprehensive health care legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “Act”) was signed into law in March 2010. The Act will significantly impact the governmental healthcare programs which our clients participate, and reimbursements received thereunder from governmental or third-party payors. In July 2011, Centers for Medicare and Medicaid Services (“CMS”) issued a final rule that reduced Medicare payments to nursing centers by 11.1% and changed the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries. This rule was effective as of October 1, 2011. Furthermore, in the coming year, new proposals or additional changes in existing regulations could be made to the Act and/or CMS could propose additional reimbursement reductions which could directly impact the governmental reimbursement programs in which our clients participate. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying or foregoing those increases. A few states have indicated it is possible they will run out of cash to pay Medicaid providers, including nursing homes. In addition, certain state governors have recently stated that they will reject Federal Medicaid assistance under the Act. Any negative changes in our clients’ reimbursements may negatively impact our results of operations. Although we are currently evaluating the Act’s effect on our client base, we may not know the full effect until such time as these laws are fully implemented and CMS and other agencies issue applicable regulations or guidance.

Note 5 – Segment Information

Reportable Operating Segments

We manage and evaluate our operations in two reportable segments: Housekeeping (housekeeping, laundry, linen and other services), and Dietary (dietary department services). Although both segments serve the same client base and share many operational similarities, they are managed separately due to distinct differences in the type of service provided, as well as the specialized expertise required of the professional management personnel responsible for delivering the respective segment’s services. We consider the various services provided within each reportable segment to comprise an identifiable reportable operating segment since such services are rendered pursuant to a single service agreement, specific to that reportable segment, as well as the fact that the delivery of the respective reportable segment’s services are managed by the same management personnel of the particular reportable segment.

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

	Housekeeping Services	Dietary Services	Corporate and Eliminations		Total
Three Months Ended September 30, 2012
Revenues	$186,182,000	$86,377,000	$122,000	(1)	$272,681,000
Income before income taxes	17,318,000	4,882,000	(3,627,000	) (1)	18,573,000

Three Months Ended September 30, 2011
Revenues	$164,095,000	$54,582,000	$252,000	(1)	$218,929,000
Income before income taxes	14,707,000	2,663,000	(2,181,000	) (1)	15,189,000

Nine Months Ended September 30, 2012
Revenues	$550,579,000	$249,658,000	$159,000	(1)	$800,396,000
Income before income taxes	52,445,000	13,556,000	(15,362,000	) (1)	50,639,000

Nine Months Ended September 30, 2011
Revenues	$479,238,000	$159,136,000	$452,000	(1)	$638,826,000
Income before income taxes	48,097,000	8,653,000	(14,505,000	) (1)	42,245,000

(1)

Represents primarily corporate office cost and related overhead, recording of transactions at the reportable segment level which use methods other than U.S. GAAP and consolidated subsidiaries’ operating expenses that are not allocated to the reportable segments, net of investment and interest income.

Total Consolidated Revenues from Clients

The following revenues earned from clients are reported in accordance with U.S. GAAP and differ from segment revenues reported above due to the inclusion of adjustments used for segment reporting purposes by management. We earned total revenues from clients in the following service categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Housekeeping services	$124,049,000	$110,620,000	$367,599,000	$323,082,000
Laundry and linen services	60,846,000	52,991,000	179,621,000	154,431,000
Dietary services	86,528,000	54,784,000	249,735,000	159,556,000
Maintenance services and other	1,258,000	534,000	3,441,000	1,757,000

	$272,681,000	$218,929,000	$800,396,000	$638,826,000

Major Client

We have one client, a nursing home chain (“Major Client”), which accounted for the respective percentages of our revenues as detailed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total revenues	7%	9%	7%	9%
Housekeeping	9%	10%	9%	11%
Dietary services	3%	5%	3%	5%

Additionally, at both September 30, 2012 and December 31, 2011, amounts due from such client represented less than 1% of our accounts receivable balance. The loss of such client, or a significant reduction in revenues from such client, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such client changes its payment terms it may increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Note 6 – Earnings Per Common Share

A reconciliation of the numerator and denominator of basic and diluted earnings per common share is as follows:

	Three months ended September 30, 2012
	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net income	$11,517,000

Basic earnings per common share	$11,517,000	67,651,000	$.17

Effect of dilutive securities:
Options		984,000	—

Diluted earnings per common share	$11,517,000	68,635,000	$.17

	Three months ended September 30, 2011
	Income (Numerator)	Shares (Denominator)	Per-share Amount
Net income	$9,996,000

Basic earnings per common share	$9,996,000	66,710,000	$.15
Effect of dilutive securities:
Options		820,000	—

Diluted earnings per common share	$9,996,000	67,530,000	$.15

	Nine Months ended September 30, 2012
	Income (Numerator)	Shares (Denominator)	Per-share Amount
Net income	$31,416,000

Basic earnings per common share	$31,416,000	67,344,000	$.47
Effect of dilutive securities:
Options		972,000	(.01)

Diluted earnings per common share	$31,416,000	68,316,000	$.46

	Nine Months ended September 30, 2011
	Income (Numerator)	Shares (Denominator)	Per-share Amount
Net income	$27,591,000

Basic earnings per common share	$27,591,000	66,544,000	$.41
Effect of dilutive securities:
Options		966,000	—

Diluted earnings per common share	$27,591,000	67,510,000	$.41

Options to purchase 507,000 and 559,000 shares of common stock having an average exercise price of $17.50 per common share were outstanding during the three and nine month periods ended September 30, 2012 but not included in the computation of diluted earnings per common share because the exercise prices of the options were greater than the average market price of the common shares, and therefore, would be antidilutive.

Options to purchase 1,001,000 and 501,000 shares of common stock having an average exercise price of approximately $15.22 and $16.09 per common share, respectively, were outstanding during the three and nine month periods ended September 30, 2011 but not included in the computation of diluted earnings per common share because the exercise price of those options were greater than the average market price of the common shares, and therefore, would be anti-dilutive.

Note 7 – Dividends

During the nine month period ended September 30, 2012, we paid regular quarterly cash dividends approximating $32,866,000 as follows:

	Quarter ended
	March 31, 2012	June 30, 2012	September 30, 2012
Cash dividend per common share	$.16125	$.16250	$.16375
Total cash dividends paid	$10,847,000	$10,956,000	$11,063,000
Record date	February 24	April 27	July 27
Payment date	March 26	May 18	August 24

Additionally, on October 9, 2012, our Board of Directors declared a regular cash dividend of $.1650 per common share to be paid on November 30, 2012 to shareholders of record as of October 26, 2012.

Note 8 – Share-Based Compensation

Stock Options

During the nine months ended September 30, 2012, the stock option activity under our 2002 Stock Option Plan, 1995 Incentive and Non-Qualified Stock Option Plan for key employees, and 1996 Non-Employee Director’s Stock Option Plan (collectively the “Stock Option Plans”), was as follows:

	Weighted Average Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (In Years)	Aggregate Intrinsic Value

Outstanding, January 1, 2012	$10.97	2,912,000

Granted	17.50	601,000

Cancelled	14.33	(73,000)

Exercised	9.40	(443,000)

Outstanding, September 30, 2012	$12.43	2,997,000	6.15	$31,265,000

Options exercisable as of September 30, 2012		1,359,000	3.95	$18,961,000

The weighted average fair value per share of options granted during the 2012 and 2011 nine month periods ended September 30 was $4.74 and $3.26, respectively. The following table summarizes information about stock options outstanding at September 30, 2012.

	Options Outstanding				Options Exercisable
Exercise Price Range	Number Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price

$ 2.41 - 3.68	399,000	0.85	$3.24	399,000	$3.24

6.07	267,000	2.24	6.07	267,000	6.07

10.39	410,000	6.27	10.39	196,000	10.39

13.93 - 14.31	869,000	6.49	14.16	420,000	14.09

$16.11 - 17.50	1,052,000	8.83	16.89	77,000	16.11

	2,997,000	6.15	$12.43	1,359,000	$8.90

Other information pertaining to option activity during the nine month periods ended September 30, 2012 and 2011 was as follows:

	September 30, 2012	September 30, 2011
Weighted average grant-date fair value of stock options granted:	$2,438,000	$1,477,000
Total fair value of stock options vested:	$1,870,000	$1,015,000
Total intrinsic value of stock options exercised:	$5,026,000	$4,736,000
Total pre-tax share-based compensation expense charged against income:	$1,423,000	$1,402,000
Total unrecognized compensation expense related to non-vested options:	$4,473,000	$4,015,000

Under our Stock Option Plans at September 30, 2012, in addition to the 2,997,000 shares issuable pursuant to outstanding option grants, an additional 3,338,000 shares of our Common Stock are available for future grants. Such 3,338,000 shares consist of 1,338,000 shares from our Stock Option Plans that were rolled into our recently approved 2012 Equity Incentive Plan (the “2012 Plan”) plus an additional 2,000,000 shares that are contained in the 2012 Plan. Options outstanding and exercisable were granted at stock option prices which were not less than the fair market value of our Common Stock on the date the options were granted and no option has a term in excess of ten years. Additionally, with the exception of the options granted in years 2008 through 2012, options vested and became exercisable either on the date of grant or commencing nine months after the option grant date. The options granted in 2008 through 2012 become vested and exercisable ratably over a five year period on each anniversary date of the option grant.

At September 30, 2012, the total unrecognized compensation expense related to non-vested options, as reported above, was expected to be recognized through the fourth quarter of 2016 for the options granted in 2012 and the fourth quarter of 2015 for the options granted in 2011. The fair value of options granted in 2012 and 2011 was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	September 30, 2012	September 30, 2011
Risk-free interest rate	1.3%	2.6%
Expected volatility	39.2%	27.4%
Weighted average expected life in years	6.8	7.4
Dividend yield	3.6%	3.7%

Employee Stock Purchase Plan

Total pre-tax share-based compensation expense charged against income for the nine month periods ended September 30, 2012 and 2011 for options granted under our Employee Stock Purchase Plan (“ESPP”) was $276,000 and $228,000, respectively. It is estimated, at this time, that the expense attributable to such share-based payments in the fourth quarter of 2012 will approximate the amount recorded in the 2012 first, second and third quarters. However, such future expense related to our ESPP will be impacted by, and be dependent on the change in our stock price over the remaining period up to the December 31, 2012 measurement date.

Such expense was estimated on the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	September 30, 2012	September 30, 2011
Risk-free interest rate	0.19%	0.04%
Expected volatility	36.5%	25.0%
Weighted average expected life in years	1.0	1.0
Dividend yield	3.6%	3.7%

We may issue new common stock or re-issue common stock from treasury to satisfy our obligations under any of our share-based compensation plans.

Note 9 – Related Party Transactions

A director is a member of a law firm which was retained by us. In each of the nine month periods ended September 30, 2012 and 2011, fees received from us by such firm did not exceed $120,000. Additionally, such fees did not exceed, in either nine month period, 5% of such firm’s revenues.

Note 10 – Income Taxes

For the nine month period ended September 30, 2012, our effective tax rate was approximately 38%, an increase from the 35% effective tax rate for the comparable 2011 period. Such differences between the effective tax rates and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes and tax credits available to the Company. The increase in the effective tax rate is primarily due to a decrease in expected tax credits realized for 2012 compared to previous fiscal periods. The Company received credits in 2011 related to the Work Opportunity Tax Credit (“WOTC”) program but this program has not yet been renewed in 2012. The Company will continue to receive additional credits related to prior periods but will not have the benefit of credits for 2012 new hires unless the program is renewed. Additionally, the Company realized significant tax credits during 2011 from the New Hire Retention Credit, a one-time general business credit at the Federal level that was authorized by the Hiring Incentives to Restore Employment Act of 2011. The new hire retention credit allowed an employer a credit of up to $1,000 for each eligible worker that was retained for at least 52 consecutive weeks of qualified employment. The Company earned a significant amount of new hire retention credits for the nine month period ended September 30, 2011, but did not earn additional amounts in 2012 as the credit expired at December 31, 2011. If the WOTC program is renewed retroactive to the beginning of 2012, our effective tax rate could be reduced below the current 38%.

We account for income taxes using the asset and liability method, which results in recognizing income tax expense based on the amount of income taxes payable or refundable for the current year. Additionally, we evaluate regularly the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2008 through 2011 (with regard to U.S. federal income tax returns) and December 31, 2007 through 2011 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2012.

We may from time to time be assessed interest or penalties by taxing jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. When we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Note 11 – Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) amended the guidance which allows an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform the qualitative impairment test for that asset. The objective of this amended guidance is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. This amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted this guidance on October 1, 2012. The amendment did not have an impact on the Company’s consolidated results of operations, cash flows, or financial position.

Note 12 – Subsequent Event

We evaluated all subsequent events through the date this Form 10-Q is being filed with the SEC. We believe there were no events or transactions occurring during this subsequent event reporting period which require recognition or disclosure in the financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

This report and documents incorporated by reference into this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; from having several significant clients who each individually contributed at least 3% with one as high as 7% to our total consolidated revenues in the three and/or nine month period ended September 30, 2012; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services; and the risk factors described in Part I of our Form 10-K for the fiscal year ended December 31, 2011 under “Government Regulation of Clients,” “Competition” and “Service Agreements/Collections,” and under Item IA “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2011. Many of our clients’ revenues are highly contingent on Medicare, Medicaid and other payors’ reimbursement funding rates, which Congress and related agencies have affected through the enactment of a number of major laws and regulations during the past decade, including the March 2010 enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. Most recently, in July 2011, the United States Center for Medicare Services (“CMS”) issued final rulings which, among other things, reduced (effective October 1, 2011) Medicare payments to nursing centers by 11.1% and changed the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries. Currently, the U.S. Congress is considering further changes or revising legislation relating to health care in the United States which, among other initiatives, may impose cost containment measures impacting our clients. These enacted laws, proposed laws and forthcoming regulations have significantly altered, or threaten to significantly alter, overall government reimbursement funding rates and mechanisms. The overall effect of these laws and trends in the long-term care industry has affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed-upon payment terms. These factors, in addition to delays in payments from clients, have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor-related costs, materials, supplies and equipment used in performing services could not be passed on to our clients.

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

RESULTS OF OPERATIONS

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of September 30, 2012 and December 31, 2011 and the periods then ended and the notes accompanying those financial statements.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe that we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to over 3,000 facilities in 48 states as of September 30, 2012. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, clients are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

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

We are organized into two reportable segments; housekeeping, laundry, linen and other services (“Housekeeping”), and dietary department services (“Dietary”). At September 30, 2012, Housekeeping is being provided at essentially all of our over 3,000 client facilities, generating approximately 69% or $550,661,000 of the total revenues for the nine month period ended September 30, 2012. Dietary is being provided to over 650 client facilities at September 30, 2012 and contributed approximately 31% or $249,735,000 to the nine month period ended September 30, 2012 total revenues.

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

We currently operate two wholly-owned subsidiaries, Huntingdon Holdings, Inc. (“Huntingdon”) and Healthcare Staff Leasing Solutions, LLC (“Staff Leasing”). Huntingdon invests our cash and cash equivalents and manages our portfolio of marketable securities. Staff Leasing is an entity formed in 2011 to offer professional employer organization (“PEO”) services to potential clients in the health care industry. As of September 30, 2012, we have entered into PEO service contracts in two states.

Consolidated Operations

The following table sets forth, for the periods indicated, the percentage which certain items bear to consolidated revenues:

	Relation to Consolidated Revenues
	For the Quarter Ended September 30,		For the Nine Month Period Ended September 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	85.9%	85.9%	86.5%	86.1%
Selling, general and administrative	7.6%	6.6%	7.5%	7.3%
Investment and interest	0.4%	(0.6)%	0.3%	0.0%

Income before income taxes	6.9%	6.9%	6.3%	6.6%
Income taxes	2.6%	2.3%	2.4%	2.3%

Net income	4.3%	4.6%	3.9%	4.3%

Housekeeping is our largest and core reportable segment, representing approximately 68% and 69% of consolidated revenues for the three and nine months ended September 30, 2012, respectively. Dietary revenues represented approximately 32% and 31% of consolidated revenues for the three and nine months ended September 30, 2012, respectively.

Although there can be no assurance thereof, we believe that for the remainder of 2012, Dietary’s revenues, as a percentage of consolidated revenues, may increase from its’ respective percentages previously noted. Furthermore, we expect the sources of organic growth for the remainder of 2012 for the respective operating segments will be primarily the same as historically experienced. Accordingly, although there can be no assurance thereof, the growth in Dietary is expected to come from our current Housekeeping client base, while growth in Housekeeping will primarily come from obtaining new clients.

2012 Third Quarter Compared with 2011 Third Quarter

The following table sets forth 2012 third quarter income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage increases of each compared to 2011 third quarter amounts. The difference between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles.

	Quarter Ended September 30, 2012
	Consolidated	% inc./ (decr.)	Corporate and Eliminations	Housekeeping Amount	% inc.	Dietary Amount	% inc.
Revenues	$272,681,000	24.6%	$122,000	$186,182,000	13.5%	$86,377,000	58.3%
Cost of services provided	234,281,000	24.6	(16,078,000)	168,864,000	13.0	81,495,000	57.0
Selling, general and administrative	20,789,000	44.9	20,789,000	—	—	—	—
Investment and interest income	962,000	(171.0)	962,000	—	—	—	—
Income before income taxes	$18,573,000	22.3%	$(3,627,000)	$17,318,000	17.8%	$4,882,000	83.3%

Revenues

Consolidated

Consolidated revenues increased 24.6% to $272,681,000 in the 2012 third quarter compared to $218,929,000 in the 2011 third quarter as a result of the factors discussed below under Reportable Segments.

We have one Major Client that accounted for approximately 7% and 9%, respectively, of consolidated revenues in the three months ended September 30, 2012 and 2011, respectively. Additionally, we have several other significant clients who each individually contributed at least 3% to our total consolidated revenues for the three months ended September 30, 2012. The loss of one or more of these clients would have a material adverse effect on the results of operations of our two operating segments. In addition, if such clients changed their payment terms, it would increase our accounts receivable balance and could have a material adverse effect on our cash flows and cash and cash equivalents.

Reportable Segments

Housekeeping’s 13.5% net growth in reportable segment revenues resulted primarily from an increase in revenues attributable to service agreements entered into with new clients.

Dietary’s 58.3% net growth in reportable segment revenues is primarily a result of providing this service to a greater number of existing Housekeeping clients.

We derived 9% and 3%, respectively, of Housekeeping and Dietary’s 2012 third quarter revenues from our Major Client.

Costs of services provided

Consolidated

Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues for the 2012 third quarter remained constant at 85.9% compared to the corresponding 2011 quarter. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance. In addition, see the discussion below on Reportable Segments which provides additional details to explain the increase in consolidated costs of services provided.

	Quarter Ended September 30,
Cost of Services Provided-Key Indicators as a % of Revenue	2012	2011	Inc (Decr)%
Bad debt provision	0.1	0.3	(0.2)
Workers’ compensation and general liability insurance	3.2	3.0	0.2

The bad debt provision decreased primarily due to our assessment of the collectability of our receivables, along with the overall increase in revenues, which increased at a much more significant rate than our receivables for the three month period ended September 30, 2012 as compared to 2011.

The workers’ compensation and general liability insurance expense has increased primarily due to less favorable claims’ experience during the three months ended September 30, 2012 compared to the comparable 2011 period.

Reportable Segments

Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for the 2012 and 2011 third quarter decreased to 90.7% from 91.0%. Cost of services provided for Dietary, as a percentage of Dietary revenues, for the 2012 third quarter decreased to 94.3% from 95.1% in the corresponding 2011 quarter.

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues, which we manage on a reportable segment basis in evaluating our financial performance:

	Quarter Ended September 30,
Cost of Services Provided-Key Indicators as a % of Revenue	2012	2011	Inc (Decr)%
Housekeeping labor and other labor costs	80.5	81.1	(0.6)
Housekeeping supplies	8.0	7.2	0.8
Dietary labor and other labor costs	52.6	52.6	0.0
Dietary supplies	38.9	39.3	(0.4)

Housekeeping labor and other labor costs, as a percentage of Housekeeping revenues, decreased due to increased efficiencies in managing these costs at the facility level. The increase in Housekeeping supplies, as a percentage of Housekeeping revenues, resulted primarily from an increase in linen supplies due to the growth in laundry and linen revenue compared to overall Housekeeping revenues. Additionally, we have added more clients where we provide a greater amount of supplies under the terms of our service agreements compared to what we have historically provided to our client base.

Dietary labor and other labor costs, as a percentage of Dietary revenues, remained constant compared to prior year. The decrease in Dietary supplies, as a percentage of Dietary revenues, is a result of more favorable vendor pricing programs obtained through further consolidation of dietary supply vendors.

Consolidated Selling, General and Administrative Expense

			Quarter Ended September 30,
			2012	2011	$ Change	% Inc (Decr)
Selling, general and administrative expense w/o deferred compensation change	(a	)	$20,014,000	$15,875,000	$4,139,000	26.1%

Gain (loss) of deferred compensation fund			775,000	(1,531,000)	2,306,000	(150.6)%

Consolidated selling, general and administrative expense	(b	)	$20,789,000	$14,344,000	$6,445,000	44.9%

(a)	Selling, general and administrative expense excluding the change in the market value of the Deferred Compensation Fund.
(b)	Consolidated selling, general and administrative expense reported for the period presented.

Although our growth in consolidated revenues was 24.6%, 2012 third quarter selling, general and administrative expenses excluding the change in the deferred compensation fund increased $4,139,000 or 26.1% compared to the 2011 third quarter. Consequently, 2012 third quarter selling, general and administrative expenses (excluding impact of deferred compensation fund), as a percentage of consolidated revenues, remained constant at 7.3% compared to the 2011 third quarter.

Consolidated Investment and Interest Income

Investment and interest income, as a percentage of consolidated revenues, increased to 0.4% in the 2012 third quarter compared to (0.6%) in the 2011 third quarter. The net increase is primarily due to the investment gain related to the change in the deferred compensation fund during the quarter ended September 30, 2012 versus the investment loss related to the change in the deferred compensation fund during the comparable period in 2011.

Income before Income Taxes

Consolidated

As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for the 2012 third quarter remained constant at 6.9%, as a percentage of consolidated revenues, compared to the 2011 third quarter.

Reportable Segments

Housekeeping’s increase in income before income taxes is primarily attributable to the key indicators discussed above and, specifically the increase in reportable segment revenues, as well as the slight decrease in labor and labor related costs, partially offset by the increased cost of housekeeping supplies.

Dietary’s increased income before income taxes is primarily attributable to the increase in reportable segment revenues and decrease in dietary supplies, partially offset by the increase in labor and labor related costs.

Consolidated Income Taxes

For the quarter ended September 30, 2012, our effective tax rate was approximately 38%, an increase from the approximately 34% effective tax rate for the comparable 2011 period. Such differences between the effective tax rates and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes and tax credits available to the Company. The increase in the effective tax rate is primarily due to a decrease in expected tax credits realized for 2012 compared to previous fiscal periods. The Company received credits in 2011 related to the Work Opportunity Tax Credit (“WOTC”) program but this program has not yet been renewed in 2012. The Company will continue to receive additional credits related to prior periods but will not have the benefit of credits for 2012 new hires unless the program is renewed. Additionally, the Company realized significant tax credits during 2011 from the New Hire Retention Credit, a one-time general business credit at the Federal level authorized by the Hiring Incentives to Restore Employment Act of 2011. The new hire retention credit allowed an employer a credit of up to $1,000 for each eligible worker that was retained for at least 52 consecutive weeks of qualified employment. The Company earned a significant amount of new hire retention credits for the quarter ended September 30, 2011, but did not earn additional amounts in 2012 as the credit expired at December 31, 2011. If the WOTC program is renewed retroactive to the beginning of 2012, our effective tax rate could be reduced below the current 38%.

Consolidated Net Income

As a result of the matters discussed above, consolidated net income for the 2012 third quarter decreased to 4.3%, as a percentage of consolidated revenues, compared to 4.6% in the 2011 third quarter.

2012 Nine Month Period Compared with 2011 Nine Month Period

The following table sets forth the income statement key components for the nine month period ended September 30, 2012 that we use to evaluate our financial performance on a consolidated and reportable segment basis, as well as the percentage increases of each compared to the corresponding 2011 nine month period. The difference between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles.

	Nine Month Period Ended September 30, 2012
	Consolidated	% inc./ (decr.)	Corporate and Eliminations	Housekeeping Amount	% inc	Dietary Amount	% inc.
Revenues	$800,396,000	25.3%	$159,000	$550,579,000	14.9%	$249,658,000	56.9%
Cost of services provided	691,982,000	25.9	(42,254,000)	498,134,000	15.5	236,102,000	56.9
Selling, general and administrative	60,295,000	29.3	60,295,000	—	—	—	—
Investment and interest income	2,520,000	(1,515.7)	2,520,000	—	—	—	—
Income before income taxes	$50,639,000	19.9%	$(15,362,000)	$52,445,000	9.0%	$13,556,000	56.7%

Revenues

Consolidated

Consolidated revenues increased 25.3% to $800,396,000 in the nine month period ended September 30, 2012 compared to $638,826,000 in the corresponding period in 2011 as a result of the factors discussed below under Reportable Segments.

We have one Major Client that accounted for approximately 7% and 9%, respectively, of consolidated revenues in the nine month periods ended September 30, 2012 and 2011, respectively. Additionally, we have several other significant clients who each individually contributed at least 3% to our total consolidated revenues for the nine months ended September 30, 2012. The loss of one or more of these clients would have a material adverse effect on the results of operations of our two operating segments. In addition, if such clients changed their payment terms, it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Reportable Segments

Housekeeping’s 14.9% net growth in reportable segment revenues resulted primarily from an increase in revenues attributable to service agreements entered into with new clients.

Dietary’s 56.9% net growth in reportable segment revenues is primarily a result of providing this service to a greater number of existing Housekeeping clients.

We derived 9% and 3%, respectively, of Housekeeping and Dietary’s revenues for the nine month period ended September 30, 2012 from our Major Client.

Costs of services provided

Consolidated

Cost of services provided, on a consolidated basis, as a percentage of consolidated revenues for the nine months ended September 30, 2012 increased to 86.5% from 86.1% in the corresponding 2011 period. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance. In addition, see the discussion below on Reportable Segments which provides additional details to explain the increase in consolidated costs of services provided.

	Nine Months Ended September 30,
Cost of Services Provided-Key Indicators as a % of Revenue	2012	2011	Decr%
Bad debt provision	0.2	0.3	(0.1)
Workers’ compensation and general liability insurance	3.4	3.5	(0.1)

The bad debt provision decreased primarily due to the prior year write-off of amounts owed from certain nursing homes that concluded their bankruptcy proceedings during the nine months ended September 30, 2011.

The workers’ compensation and general liability insurance expense decreased primarily due to the overall increase in Dietary revenue and the reduced proportion of labor costs as a percentage of revenue.

Reportable Segments

Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for the nine month period ended September 30, 2012 increased to 90.5% from 90.0% compared to the corresponding 2011 period. Cost of services provided for Dietary, as a percentage of Dietary revenues, for the nine month period ended September 30, 2012 remained constant at 94.9% compared to prior year.

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues, which we manage on a reportable segment basis in evaluating our financial performance:

	Nine Months Ended September 30,
Cost of Services Provided-Key Indicators as a % of Revenue	2012	2011	% Inc (Decr)
Housekeeping labor and other labor costs	80.3	80.2	0.1
Housekeeping supplies	7.8	7.1	0.7
Dietary labor and other labor costs	52.6	52.2	0.4
Dietary supplies	39.1	39.3	(0.2)

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

The increase in Dietary labor and other labor costs, as a percentage of Dietary revenues, resulted from reduced efficiencies in managing these costs at the facility level. The decrease in Dietary supplies, as a percentage of Dietary revenues, is a result of more favorable vendor pricing programs obtained through further consolidation of dietary supply vendors.

Consolidated Selling, General and Administrative Expense

			Nine Months Ended September 30,
			2012	2011	$ Change	% Inc (Decr)
Selling, general and administrative expense w/o deferred compensation change	(a	)	$58,583,000	$47,619,000	$10,964,000	23.0%
Gain (loss) of deferred compensation fund			1,712,000	(984,000)	2,696,000	(274.0)%

Consolidated selling, general and administrative expense	(b	)	$60,295,000	$46,635,000	$13,660,000	29.3%

(a)	Selling, general and administrative expense excluding the change in the market value of the Deferred Compensation Fund.
(b)	Consolidated selling, general and administrative expense reported for the period presented.

Although our growth in consolidated revenues was 25.3%, selling, general and administrative expenses for the nine months ended September 30, 2012 excluding the change in the deferred compensation fund increased $10,964,000 or 23.0% compared to the corresponding 2011 period. Consequently, selling, general and administrative expenses (excluding impact of the deferred compensation fund), as a percentage of consolidated revenues, decreased to 7.3% for the nine months ended September 30, 2012 as compared to 7.5% in the corresponding 2011 period. This decrease resulted primarily from the decrease in our payroll and payroll related expenses, travel related costs and professional fees as a percentage of revenues. The decrease in payroll and payroll related costs resulted from the improved leverage of our existing management structure to support the increased revenue.

Consolidated Investment and Interest Income

Investment and interest income, as a percentage of consolidated revenues, increased to 0.3% in the nine months ended September 30, 2012 compared to less than 0.1% in the corresponding 2011 period. The net increase is primarily due to the investment gain related to the change in the deferred compensation fund during the nine month period ended September 30, 2012 versus the investment loss related to the change in the deferred compensation fund during the comparable period in 2011.

Income before Income Taxes

Consolidated

As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for the nine month period ended September 30, 2012 decreased to 6.3%, as a percentage of consolidated revenues, compared to 6.6% in the corresponding 2011 period.

Reportable Segments

Housekeeping’s increase in income before income taxes is primarily attributable to the key indicators discussed above and, specifically the increase in reportable segment revenues, partially offset by the increase in labor and labor related costs.

Dietary’s increase in income before income taxes is primarily attributable to the increase in reportable segment revenues, and decrease in dietary supplies, partially offset by the increase in labor and labor related costs.

Consolidated Income Taxes

For the nine month period ended September 30, 2012, our effective tax rate was approximately 38%, an increase from the 35% effective tax rate for the comparable 2011 period. Such differences between the effective tax rates and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes and tax credits available to the Company. The increase in the effective tax rate is primarily due to a decrease in expected tax credits realized for 2012 compared to previous fiscal periods. The Company received credits in 2011 related to the Work Opportunity Tax Credit (“WOTC”) program but this program has not yet been renewed in 2012. The Company will continue to receive additional credits related to prior periods but will not have the benefit of credits for 2012 new hires unless the program is renewed. Additionally, the Company realized significant tax credits during 2011 from the New Hire Retention Credit, a one-time general business credit at the Federal level that was authorized by the Hiring Incentives to Restore Employment Act of 2011. The new hire retention credit allowed an employer a credit of up to $1,000 for each eligible worker that was retained for at least 52 consecutive weeks of qualified employment. The Company earned a significant amount of new hire retention credits for the nine month period ended September 30, 2011, but did not earn additional amounts in 2012 as the credit expired. If the WOTC program is renewed retroactive to the beginning of the year in 2012, our effective tax rate could be reduced below the current 38%.

Consolidated Net Income

As a result of the matters discussed above, consolidated net income for the nine month period ended September 30, 2012 decreased to 3.9%, as a percentage of consolidated revenues, compared to 4.3% in the corresponding 2011 period.

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

Summarized below for the nine month period ended September 30, 2012 and year ended December 31, 2011 are the aggregate account balances for the Allowance criteria noted above, net write-offs of client accounts, bad debt provision and allowance for doubtful accounts.

Period Ended	Aggregate Account of Balances of Clients in Bankruptcy or in/or Pending Collection/ Litigation	Net Write-offs of Client Accounts	Bad Debt Provision	Allowance for Doubtful Accounts
September 30, 2012	$6,396,000	$2,317,000	$1,750,000	$3,939,000
December 31, 2011	7,784,000	2,013,000	2,450,000	4,506,000

At September 30, 2012, we identified accounts totaling $6,396,000 that require an Allowance based on potential impairment or loss of value. An Allowance totaling $3,939,000 was provided for these accounts at such date. Actual collections of these accounts could differ from that which we currently estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance would decrease net income by $56,000.

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

Accrued Insurance Claims

We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance, which comprise approximately 25% of our liabilities at September 30, 2012. Our accounting for this plan is affected by various uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We address these uncertainties by regularly evaluating our claims’ pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluations are based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/or industry trends result in an unfavorable change resulting from, among other factors, the severity levels of reported claims and medical cost inflation, as compared to historical claim trends, it would have an adverse effect on our results of operations and financial condition. Under these plans, predetermined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.

For workers’ compensation, we record a reserve based on the present value of estimated future cost of claims and related expenses that have been reported but not settled, including an estimate of claims incurred but not reported that are developed as a result of a review of our historical data and open claims. The present value of the payout is determined by applying an 8% discount factor against the estimated value of the claims over the estimated remaining pay-out period. Reducing the discount factor by 1% would reduce net income for the nine months ended September 30, 2012 by approximately $37,000. Additionally, reducing the estimated payout period by six months would result in an approximate $86,000 reduction in net income.

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

Liquidity and Capital Resources

At September 30, 2012, we had cash and cash equivalents, and marketable securities of $74,530,000 and working capital of $194,115,000 compared to December 31, 2011 cash and cash equivalents, and marketable securities of $69,976,000 and working capital of $186,734,000. We view our cash and cash equivalents, and marketable securities as our principal measure of liquidity. Our current ratio at September 30, 2012 decreased to 4.5 to 1 compared to 5.1 to 1 at December 31, 2011. This decrease resulted primarily from the increase in our accounts payable and income taxes payable which were partially offset by the increase in cash and cash equivalents and marketable securities and prepaid expenses and other current assets, and the decrease in accrued payroll. On an historical basis, our operations have generally produced consistent cash flow and have required limited capital resources. We believe our current and near term cash flow positions will enable us to fund our continued anticipated growth.

Operating Activities

The net cash provided by our operating activities was $35,419,000 for the nine month period ended September 30, 2012. The principal sources of net cash flows from operating activities for the nine month period ended September 30, 2012 were net income, and non-cash charges to operations for bad debt provisions, depreciation and amortization. Additionally, operating activities’ cash flows increased by $27,888,000 as a result of the increase in accounts payable and other accrued expenses, accrued insurance claims, deferred compensation liability and income taxes (net) for the nine month period. These operating cash inflows were offset primarily by the cash outflow of $26,983,000 related to the increase in the total accounts and notes receivables, inventories and supplies and prepaid expenses primarily due to the revenue growth experienced in this period along with the decreases in accrued payroll and related payroll taxes and the increased in deferred compensation funding.

Investing Activities

Our principal source of cash in investing activities for the nine month period ended September 30, 2012 was $9,345,000 from the net sales less purchases of marketable securities. The net sales of marketable securities were used to increase the Company’s available cash to support the increased business in the fourth quarter of 2011 and the nine months ended September 30, 2012. Additionally, we expended $2,668,000 for the purchase of housekeeping equipment, computer software and equipment, and laundry equipment installations. Under our current plans, which are subject to revision upon further review, it is our intention to spend an aggregate of $1,000,000 to $2,000,000 during the remainder of 2012 for such capital expenditures.

Financing Activities

During the nine month period ended September 30, 2012, we paid regular quarterly cash dividends approximating $32,866,000 as follows:

	Quarter ended
	March 31, 2012	June 30, 2012	September 30, 2012
Cash dividend per common share	$.16125	$.16250	$.16375
Total cash dividends paid	$10,847,000	$10,956,000	$11,063,000
Record date	February 24	April 27	July 27
Payment date	March 26	May 18	August 24

On October 9, 2012, our Board of Directors declared a regular cash dividend of $.1650 per common share to be paid on November 30, 2012 to shareholders of record as of October 26, 2012.

Operating cash flows exceeded dividend payments for the nine months ended September 30, 2012. Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

During the nine months ended September 30, 2012, we received proceeds of $3,910,000 from the exercise of stock options by employees. Additionally, as a result of deductions derived from the stock option exercises, we recognized an income tax benefit of $1,289,000.

Line of Credit

We have a $57,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At September 30, 2012, there were no borrowings under the line. However, at such date, we had outstanding a $40,420,000 irrevocable standby letter of credit which relate to payment obligations under our insurance programs. As a result of the letter of credit, the amount available under the line of credit was reduced by $40,420,000 at September 30, 2012.

The line of credit requires us to satisfy two financial covenants on a quarterly basis. Such covenants, and their respective status at September 30, 2012, were as follows:

Covenant Description and Requirement	Status at September 30, 2012
Commitment coverage ratio: cash and cash equivalents plus marketable securities must equal or exceed outstanding obligations under the line by a multiple of 1.00	1.84
Tangible net worth: must exceed $159,078,000	$201,816,000

As noted above, we complied with the financial covenants at September 30, 2012 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on September 30, 2013. We believe the line of credit will be renewed at that time.

Accounts and Notes Receivable

We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Congress has enacted a number of laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally dependent on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At September 30, 2012 and December 31, 2011, we had $7,760,000 and $6,693,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

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

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $1,750,000 and $2,100,000 for the nine months ended September 30, 2012 and 2011, respectively. These provisions represent approximately 0.2% and 0.3% as a percentage of total revenues for such respective periods. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

At September 30, 2012, amounts due from our Major Client represented less than 1% of our accounts receivable balance. If such client changes its payment terms, it would increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

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

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment purchases, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2012, we estimate that for the remainder of 2012 we will have capital expenditures of approximately $1,000,000 to $2,000,000 in connection with housekeeping equipment purchases and laundry and linen equipment installations in our clients’ facilities, as well as expenditures relating to internal data processing hardware and software requirements. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would seek to obtain necessary working capital from such sources as long-term debt or equity financing.

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

At September 30, 2012 and December 31, 2011, we had $74,530,000 and $69,976,000, respectively, in cash, cash equivalents and marketable securities. In accordance with U.S. GAAP, the fair value of all of our cash, cash equivalents and marketable securities is determined based on “Level 1” or “Level 2” inputs, which consist of quoted prices whose value is based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Based on their evaluation as of September 30, 2012, pursuant to Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act 13a-15(e) are effective.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by our management, including our Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended September 30, 2012, were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

ITEM 3.	Defaults under Senior Securities.

Not Applicable.

ITEM 4.	Mine Safety Disclosures

Not Applicable.

ITEM 5.	Other Information.

Not Applicable.

ITEM 6.	Exhibits

a)	Exhibits -

10.1(1)	Healthcare Services Group, Inc. Amended and Restated Deferred Compensation Plan*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

EX-101	XBRL Instance Document

EX-101	XBRL Taxonomy Extension Schema Document

EX-101	XBRL Taxonomy Calculation Linkbase Document

EX-101	XBRL Taxonomy Extension Definition Linkbase Document

EX-101	XBRL Taxonomy Labels Linkbase Document

EX-101	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
(1)	Indicates a management plan or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE SERVICES GROUP, INC.

October 22, 2012	/s/ Daniel P. McCartney
Date	DANIEL P. McCARTNEY,
Chief Executive Officer (Principal Executive Officer)

October 22, 2012	/s/ John C. Shea
Date	JOHN C. SHEA,
Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)