Form 10-K
period 2012-12-31
HEALTHCARE SERVICES GROUP INC
filed 2013-02-21
CIK 731012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  ☐    NO  ☑
The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant as of the close of business on June 30, 2012 was approximately $1,302,211,000 based on closing sale price of the Common Stock on the NASDAQ National Global Select on that date. The determination of affiliate status is not a determination for any other purpose. The Registrant does not have any non-voting common equity authorized or outstanding.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock (Common Stock, $.01 par value) as of the latest practicable date (February 19, 2013). 68,253,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 28, 2013 have been incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

Healthcare Services Group, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2012

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; from having several significant clients who each individually contributed at least 3% with one as high as 7% to our total consolidated revenues for the year ended December 31, 2012; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services; and the risk factors described in Part I in this report under “Government Regulation of Clients,” “Competition” and “Service Agreements/Collections,” and under Item IA “Risk Factors.” Many of our clients’ revenues are highly contingent on Medicare, Medicaid and other payors’ reimbursement funding rates, which Congress and related agencies have affected through the enactment of a number of major laws and regulations during the past decade, including the March 2010 enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. In July 2011, the United States Center for Medicare Services (“CMS”) issued final rulings which, among other things, reduced (effective October 1, 2011) Medicare payments to nursing centers by 11.1% and changed the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries. In January 2013, the U.S. Congress enacted the American Taxpayer Relief Act of 2012, which delayed automatic spending cuts of $1.2 trillion, including reduced Medicare payments to plans and providers up to 2%. These discretionary spending caps were originally enacted under provisions in the Budget Control Act of 2011, an initiative to reduce the federal deficit through the year 2021, also known as “sequestration.” The sequestration is set to go into effect starting March 2013, absent further action by Congress and the Administration. Currently, the U.S. Congress is considering further changes or revising legislation relating to health care in the United States which, among other initiatives, may impose cost containment measures impacting our clients. These enacted laws, proposed laws and forthcoming regulations have significantly altered, or threaten to alter, overall government reimbursement funding rates and mechanisms. The overall effect of these laws and trends in the long-term care industry has affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor-related costs, materials, supplies and equipment used in performing services could not be passed on to our clients.

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

Item I.  Business.

General

The Company is a Pennsylvania corporation, incorporated on November 22, 1976. We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. Based on the nature and similarities of the services provided, our business operations consist of two business segments (Housekeeping and Dietary). We believe that we are the largest provider of our services to the long-term care industry in the United States, rendering such services to approximately 3,000 facilities in 48 states as of December 31, 2012. We provide our Housekeeping services to essentially all client facilities and provide Dietary services to approximately 600 of such facilities. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation and regulations relating to Medicare and Medicaid reimbursement programs.

As of December 31, 2012, we operate two wholly-owned subsidiaries, Huntingdon Holdings, Inc. (“Huntingdon”) and Healthcare Staff Leasing Solutions, LLC (“Staff Leasing”). Huntingdon invests our cash and cash equivalents and manages our portfolio of marketable securities. Staff Leasing is an entity formed in 2011 to offer professional employer organization (“PEO”) services to potential clients in the health care industry. As of December 31, 2012, we have PEO service contracts in two states.

Segment Information

The information called for herein is discussed below in Description of Services, and within Item 8 of this Annual Report on Form 10-K under Note 12 of Notes to Consolidated Financial Statements for the year ended December 31, 2012.

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

Dietary consists of managing the client’s dietary department which is principally responsible for food purchasing, meal preparation and providing professional dietitian consulting services, which includes the development of a menu that meets the patient’s dietary needs. We began Dietary operations in 1997.

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

An overview of each of our segments follows:

Housekeeping

Housekeeping services.  Housekeeping services is our largest service sector, representing approximately 46% or $492,319,000 of consolidated revenues in 2012. This service involves the management of the client’s housekeeping department which is principally responsible for the cleaning, disinfecting and sanitizing resident areas in our clients’ facilities. In providing services to any given client facility, we typically hire and train the hourly employees employed by such facility prior to our engagement. We normally assign two on-site managers to each facility to supervise and train hourly personnel and coordinate housekeeping services with other facility support functions in accordance with the direction provided by the client facility’s administrator. Such management personnel also oversee the execution of a variety of quality and cost-control procedures including continuous training and employee evaluation and on-site testing for infection control. The on-site management team also assists the facility in complying with federal, state and local regulations.

Laundry and linen services.  Laundry and linen services represent approximately 22% or $240,670,000 of consolidated revenues in 2012. Laundry services are under the responsibilities of the housekeeping department and involve the laundering and processing of the residents’ personal clothing. We provide laundry services to mostly all of our housekeeping clients. Linen services involve providing, laundering and processing of the sheets, pillow cases, blankets, towels, uniforms and assorted linen items used by our clients’ facilities. At some facilities that utilize our laundry and linen services, we install our own equipment. Such installation generally requires an initial capital outlay by us ranging from $5,000 to $100,000 depending on the size of the facility, installation and construction costs, and the cost of equipment required. We could incur relocation or other costs in the event of the cancellation of a linen service agreement where there was an investment by us in a corresponding laundry installation. The hiring, training and supervision of the hourly employees who perform laundry and linen services are similar to, and performed by the same management personnel who oversee the housekeeping services hourly employees located at the respective client facility. In some instances we own linen supplies utilized at our clients’ facilities and therefore, maintain a sufficient inventory of linen supplies to ensure their availability.

Maintenance and other services.  Maintenance services consist of repair and maintenance of laundry equipment, plumbing and electrical systems, as well as carpentry and painting. This service sector’s total revenues of $4,579,000 represent less than 1% of consolidated revenues.

Laundry installation sales.  We (as a distributor of laundry equipment) sell laundry installations to our clients, which typically represents the construction and installation of a turn-key operation. We generally offer payment terms, ranging from 36 to 60 months. During the years 2010 through 2012, laundry installation sales were not material to our operating results as we prefer to own such laundry installations in connection with performance of our service agreements.

Housekeeping operating performance is significantly impacted by our management of our costs of labor. Such costs of labor account for approximately 80% of operating costs incurred at a facility service location, as a percentage of Housekeeping revenues. Changes in employee compensation resulting from legislative or other actions, anticipated staffing levels, and other unforeseen variations in our use of labor at a client service location will result in volatility of these costs. Additionally, the costs of supplies consumed in performing Housekeeping services, including linen costs, are affected by product specific market conditions and therefore subject to price volatility. Generally, this volatility is influenced by factors outside of our control and is unpredictable. Where possible, we try to obtain fixed pricing from vendors for an extended period of time on certain supplies to mitigate such pricing volatility. Although we endeavor to pass on such increases in our costs of labor and supplies to our clients, the inability to attain such increases may negatively impact Housekeeping’s profit margins.

Dietary

Dietary services.  We began providing dietary services in 1997. Dietary services represented 32% or $339,867,000 of consolidated revenues in 2012. Dietary consists of managing the client’s dietary department which is principally responsible for food purchasing, meal preparation and providing professional dietitian consulting services, which includes the development of a menu that meets the patient’s dietary needs. On-site management is responsible for all daily dietary department activities, with regular support being provided by a district manager specializing in dietary services, as well as a registered dietitian. We also offer consulting services to facilities to assist them in cost containment and to promote improvement in their dietary department service operations.

Dietary operating performance is also impacted by price volatility in costs of labor and supplies resulting from similar factors discussed above in Housekeeping. The primary difference in impact on Dietary operations from price volatility in costs of labor and food-related supplies is that such costs represent approximately 52% and 39% of Dietary revenues, respectively. In contrast, labor is approximately 80% of operating costs as a percentage of Housekeeping revenue.

Operational Management Structure

By applying our professional management techniques, we generally can contain or control certain housekeeping, laundry, linen, facility maintenance and dietary service costs on a continuing basis. We manage and provide our services through a network of management personnel, as illustrated below.

Each facility is generally managed by an on-site Facility Manager, an Assistant Facility Manager, and if necessary, additional supervisory personnel. Districts, typically consisting of eight to twelve facilities, are supported by a District Manager and a Training Manager. District Managers bear overall responsibility for the facilities within their districts. They are generally based in close proximity to each facility. These managers provide active support to clients in addition to the support provided by our on-site management team. Training Managers are responsible for the recruitment, training and development of Facility Managers. A division consists of a number of regions within a specific geographical area. Divisional Vice Presidents manage each division. At December 31, 2012 we maintained 68 regions within 10 divisions. Each region is headed by a Regional Vice President/Manager. Most regions also have a Regional Director who assumes primary responsibility for marketing our services within the respective region. Regional Vice Presidents/Managers and Directors provide management support to a number of districts within a specific geographical area. Regional Vice Presidents/Managers and Directors report to Divisional Vice Presidents who in turn report to Senior Vice Presidents and/or Executive Vice Presidents. We believe that our divisional, regional and district organizational structure facilitates our ability to best serve, and/or sell additional services to, our existing clients, as well as obtain new clients.

Market

The market for our services consists of a large number of facilities involved in various aspects of the health care industry, including long-term and post-acute care facilities (skilled nursing facilities, residential care and assisted living facilities, etc.) and hospitals (acute care, critical access, psychiatric, etc.).

These facilities primarily range in size from small private facilities to facilities with over 500 beds. Such facilities may be specialized or general, privately owned or public, profit or not-for-profit, and may serve patients on a long-term or short-term basis. We market our services to such facilities after consideration of a variety of factors including facility type, size, location, and service (Housekeeping or Dietary). The market for our services, particularly in long-term and post-acute care, is expected to continue to grow as the elderly population increases as a percentage of the United States population and as government reimbursement policies require increased control or containment by the constituents that comprise our target market.

Marketing and Sales

Our services are marketed at four levels of our organization: at the corporate level by the Chief Executive Officer, President, Executive Vice Presidents and Senior Vice Presidents; at the divisional level by Divisional Vice Presidents; at the regional level by the Regional Vice Presidents/Managers and Directors; and at the district level by District Managers. We provide incentive compensation to our operational personnel based on achieving financial and non-financial goals and objectives which are aligned with the key elements the Company believes are necessary for it to achieve overall improvement in its financial results and increase business development.

Our services are marketed primarily through referrals and in-person solicitation of target facilities. We also utilize direct mail campaigns and participate in industry trade shows, health care trade associations and healthcare support service seminars that are offered in conjunction with state or local health authorities in many of the states in which we conduct our business. Our programs have been approved for continuing education credits by state nursing home licensing boards in certain states, and are typically attended by facility owners, administrators and supervisory personnel, thus presenting marketing opportunities for us. Indications of interest in our services arising from initial marketing efforts are followed up with a presentation regarding our services and an assessment of the service requirements of the facility. Thereafter, a formal proposal, including operational recommendations and recommendations for proposed savings, is submitted to the prospective client. Once the prospective client accepts the proposal and signs the service agreement, we can set up our operations on-site within days.

Government Regulation of Clients

Our clients are subject to government regulation. Congress has enacted a number of major laws during the past several years that have significantly altered or will alter government reimbursement for nursing home services, including the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. In July 2011, Centers for Medicare and Medicaid Services (“CMS”) issued a final rule that reduced Medicare payments to nursing centers by 11.1% and changed the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries. This new rule was effective as of October 1, 2011. Furthermore, in the coming year and beyond, new proposals or additional changes in existing regulations could be made which could directly impact the governmental reimbursement programs in which our clients participate. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying or foregoing those increases. A few states have indicated it is possible they will run out of cash to pay Medicaid providers, including nursing homes.

In January 2013, the U.S. Congress enacted the American Taxpayer Relief Act of 2012, which delayed automatic spending cuts of $1.2 trillion, including reduced Medicare payments to plans and providers up to 2%. These discretionary spending caps were originally enacted under provisions in the Budget Control Act of 2011, an initiative to reduce the federal deficit through the year 2021, also known as “sequestration.” The sequestration is set to go into effect starting March 2013, absent further action by Congress and the Administration.

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

Service Agreements and Collections

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

We typically adopt and follow the client’s employee wage structure, including its policy of wage rate increases, and pass through to the client any labor cost increases associated with wage rate adjustments. Under a management agreement, we provide management and supervisory services while the client facility retains payroll responsibility for its hourly employees. Substantially all of our agreements are full service agreements. These agreements typically provide for renewable one year terms, cancelable by either party upon 30 to 90 days’ notice after the initial 90-day period. As of December 31, 2012, we provided services to over 3,000 client facilities.

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

In 2009 and 2010, Federal economic stimulus legislation was enacted to counter the impact of the economic crisis on state budgets. The legislation included the temporary provision of additional federal matching funds to help states maintain their Medicaid programs. This legislation provided states with an extension of this fiscal relief through June 2011, but at a reduced reimbursement rate. In July 2011, CMS issued a final rule that reduced Medicare payments to nursing centers by 11.1% and changed the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries. This new rule was effective as of October 1, 2011. In January 2013, the U.S. Congress enacted the American Taxpayer Relief Act of 2012, which delayed automatic spending cuts of $1.2 trillion, including reduced Medicare payments to plans and providers up to 2%. These discretionary spending caps were originally enacted under provisions in the Budget Control Act of 2011, an initiative to reduce the federal deficit through the year 2021, also known as “sequestration.” The sequestration is set to go into effect starting March 2013, absent further action by Congress and the Administration. Even if federal or state legislation is enacted to provide additional funding to Medicaid providers, given the volatility of the economic environment, it is difficult to predict the impact of this legislation on our clients’ liquidity and their ability to make payments to us as agreed upon.

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $2,160,000, $2,450,000 and $2,200,000 in the years ended December 31, 2012, 2011 and 2010, respectively (See Schedule II - Valuation and Qualifying Accounts and Reserves, for year-end balances). As a percentage of total revenues, these provisions represent approximately 0.2% for the year ended December 31, 2012 and 0.3% for the years ended December 31, 2011 and 2010. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows, as discussed in “Government Regulation of Clients” and “Risk Factors” in this report. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our consolidated results of operations and financial condition.

Competition

We compete primarily with the in-house support service departments of our potential clients. Most healthcare facilities perform their own support service functions without relying upon outside management firms. In addition, a number of local firms compete with us in the regional markets in which we conduct business. Several national service firms are larger and have greater financial and marketing resources than us, although historically, such firms have concentrated their marketing efforts primarily on hospitals, rather than the long-term care facilities typically serviced by us. Although the competition to provide service to health care facilities is strong, we believe that we compete effectively for new agreements, as well as renewals of existing agreements, based upon the quality and dependability of our services and the cost savings we believe we can usually implement for existing and new clients.

Employees

At December 31, 2012, we employed approximately 7,000 management, office support and supervisory personnel. Of these employees, approximately 500 held executive, regional/district management and office support positions, and approximately 6,500 of these employees were on-site management personnel. On such date, we employed approximately 33,600 hourly employees. Many of our hourly employees were previously support employees of our clients. We manage, for a very limited number of our client facilities, the hourly employees who remain employed by those clients.

Approximately 20% of our hourly employees are unionized. The majority of these employees are subject to collective bargaining agreements that are negotiated by individual client facilities and are assented to us, so as to bind us as an “employer” under the agreements. We may be adversely affected by relations between our client facilities and the employee unions. We are also a direct party to negotiated collective bargaining agreements covering a limited number of employees at a few facilities serviced by us. We consider our relationship with our employees to be good.

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

Item 1A.   Risk Factors.

You should carefully consider the risk factors we have described below, as well as other related information contained within this annual report on Form 10-K because these factors could cause the actual results and our financial condition to differ materially from those projected in forward-looking statements. We believe that the risks described below are our most significant risk factors but there may be risks and uncertainties that are not currently known to us or that we currently deemed to be immaterial. Therefore, any such unknown or deemed immaterial risks and uncertainties, as well as those noted below could materially adversely affect our business, financial condition or results of operations and cash flows.

We provide services to several clients who have substantial national nursing home operations which contribute significantly, on an individual, as well as aggregate basis, to our total revenues.

We have several clients who each have made a contribution to our total consolidated revenues ranging from 3% to 7%. Although we expect to continue the relationship with these clients, there can be no assurance thereof. The loss, individually or in combination, of such clients, or a significant reduction in the revenues we receive from such clients, could have a material adverse effect on the results of operations of our two operating segments. In addition, if any of these clients change or alter current payment terms it could increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Our clients are concentrated in the health care industry which is currently facing considerable legislative proposals to reform it. Many of our clients rely on reimbursement from Medicare, Medicaid and other third-party payors. Rates from such payors may be altered or reduced, thus affecting our Clients’ results of operations and cash flows.

We provide our services primarily to providers of long-term and post-acute care. In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, and is considering further legislation to reform healthcare in the United States which could significantly impact our clients. In July 2011, CMS issued final rulings which, among other things, reduced, effective October 1, 2011, Medicare payments to nursing centers by 11.1% and changed the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries. In January 2013, the U.S. Congress enacted the American Taxpayer Relief Act of 2012, which delayed automatic spending cuts of $1.2 trillion, including reduced Medicare payments to plans and providers up to 2%. These discretionary spending caps were originally enacted under provisions in the Budget Control Act of 2011, an initiative to reduce the federal deficit through the year 2021, also known as “sequestration.” The sequestration is set to go into effect starting March 2013, absent further action by Congress and the Administration. The sequestration is projected to reduce Medicare spending by $11 billion in 2013, with annual reductions as high as $18 billion through 2021. Some states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures. We cannot predict what efforts, and to what extent, such legislation and proposals to contain healthcare costs will ultimately impact our clients’ revenues through reimbursement rate modifications. Congress has enacted a number of major laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally highly reliant on Medicare, Medicaid and other third-party payors’ reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients have resulted in, and could continue to result in, significant additional bad debts in the future.

Federal health care reform legislation’s eventual impact, including requiring most individuals to have health insurance and establish new regulation on health plans, may adversely affect our business and results of operations.

The Act includes a large number of health-related provisions that become effective over the next several years, including requiring most individuals to have health insurance and establishing new regulations on health plans. While much of the cost of the recent healthcare legislation enacted will occur on or after January 1, 2014 due to provisions of the legislation being phased in over time, changes to our healthcare cost structure could have an impact on our business and operating costs. Providing such additional health insurance benefits to our employees or the payment of penalties if such coverage is not provided, would increase our expense. If we are unable to pass-through these charges to our clients to cover this expense, such increases in expense could adversely impact our business and operating costs.

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

We are currently involved in civil litigations and government inquiries which arise in the ordinary course of business. These matters are related to, among other things, general liability, payroll or employee-related matters, as well as inquiries from governmental agencies. Legal actions could result in substantial monetary damages as well as adversely affect our reputation and business status with our clients whether we are ultimately determined to be liable or not. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. The plaintiffs in these types of actions may seek recovery of very large or indeterminate amounts, and such amounts may remain unknown for substantial periods of time.

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

We may be adversely affected by inflationary or market fluctuations in the cost of products consumed in providing our services or our cost of labor. Additionally, we rely on certain vendors for housekeeping, laundry and dietary supplies.

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

Dietary supplies, to a much greater extent than Housekeeping supplies, are impacted by commodity pricing factors, which in many cases are unpredictable and outside of our control. Although we endeavor to pass on to clients such increased costs, from time to time, sporadic unanticipated increases in the costs of certain supply items due to market economic conditions may result in a timing delay in passing on such increases to our clients. It is this type of spike in Dietary supplies’ costs that could most adversely affect Dietary’s operating performance. The adverse effect would be realized if we delay in passing on such costs to our clients or in instances where we may not be able to pass such increase on to our clients until the time of our next scheduled service billing review. We endeavor to mitigate the impact of unanticipated increase in such supplies’ costs through consolidation of vendors, which increases our ability to obtain reduced pricing.

Our cost of labor may be influenced by unanticipated factors in certain market areas or increases in the respective collective bargaining agreements of our clients, to which we assent. A substantial number of our employees are hourly employees whose wage rates are affected by increases in the federal or state minimum wage rate. We are subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. As collective bargaining agreements are renegotiated or minimum wage rates increase, which will occur in ten states in 2013, we may need to increase the wages paid to employees. This may be applicable to not only minimum wage employees but also to employees at wage rates which are currently above the minimum wage. Although we have contractual rights to pass such wage increases through to our clients, our delay in, or inability to pass such wage increases through to our clients could have a material adverse effect on financial condition, results of operations and cash flows.

Any perceived or real health risks related to the food industry could adversely affect our Dietary segment.

We are subject to risks affecting the food industry generally, including food spoilage and food contamination. Our products are susceptible to contamination by disease-producing organisms, or pathogens, such as listeria monocytogenes, salmonella, campylobacter, hepatitis A, trichinosis and generic E. coli. Because these pathogens are generally found in the environment, there is a risk that these pathogens could be introduced to our products as a result of improper handling at the manufacturing, processing or food service level. Our suppliers' manufacturing facilities and products are subject to extensive laws and regulations relating to health, food preparation, sanitation and safety standards. Difficulties or failures by these companies in obtaining any required licenses or approvals or otherwise complying with such laws and regulations could adversely affect our revenue that is generated from these companies. Furthermore, there can be no assurance that compliance with governmental regulations by our suppliers will eliminate the risks related to food safety.

Events reported in the media, such as incidents involving food-borne illnesses or food tampering, whether or not accurate, can cause damage to the reputation of our dietary segment. In addition, to the extent there is an outbreak of food related illness in any of our client facilities, it could materially harm our business, results of operations and financial condition.

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

Management believes the historical price increases of our Common Stock reflect high market expectations for our future operating results. In particular, our ability to attract new clients, through organic growth or acquisitions, has enabled us to execute our growth strategy and increase market share. Our business strategy focuses on growth and improving profitability through obtaining service agreements with new clients, providing new services to existing clients, obtaining modest price increases on service agreements with clients and maintaining internal cost reduction strategies at our various operational levels. In respect to providing new services to new or existing clients, our strategy is to achieve corresponding profit margins in each of our segments. If, in the event we are not able to continue either historical client revenue and profitability growth rates or projected improvement in such factors, our operating performance may be adversely affected and the high expectations for our market performance may not be met. Any failure to meet the market’s high expectations for our revenue and operating results may have an adverse effect on the market price of our Common Stock.

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

Recent government regulations may impact our ability to distribute dividends or the amount of such dividends to shareholders. Any decrease in or suspension of our dividend could cause our stock price to decline.

We expect to continue to pay a regular quarterly cash dividend. However, our dividend policy and the payment of future cash dividends under the policy are subject to the final determination each quarter by our Board of Directors that (i) the dividend will be made in compliance with laws applicable to the declaration and payment of cash dividends, including Section 1551(b) of the Pennsylvania Business Corporation Law, and (ii) the policy remains in our best interests, which determination will be based on a number of factors, including the impact of changing laws and regulations, economic conditions, our results of operations and/or financial condition, capital resources, the ability to satisfy financial covenants and other factors considered relevant by the Board of Directors. Given these considerations, our Board of Directors may increase or decrease the amount of the dividend at any time and may also decide to suspend or discontinue the payment of cash dividends in the future. Any decrease in the amount of the dividend, or suspension or discontinuance of payment of a dividend, could cause our stock price to decline.

Item 1B.   Unresolved Staff Comments.

None.

Item 2.   Properties.

We lease our corporate offices, located at 3220 Tillman Drive, Suite 300, Bensalem, Pennsylvania 19020. We also lease office space at other locations in Pennsylvania, Colorado, South Carolina, Connecticut, Georgia, Illinois, California and New Jersey. These locations serve as divisional or regional offices providing management and administrative services to both of our operating segments in their respective geographical areas.

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

Item 3.   Legal Proceedings.

In the normal course of business, the Company is involved in various administrative and legal proceedings, including labor and employment, contracts, personal injury, and insurance matters. The Company believes it is not a party to, nor are any of its properties the subject of, any pending legal proceeding or governmental examination that would have a material adverse effect on the Company's consolidated financial condition or liquidity.

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, $.01 par value (the “Common Stock”), is traded under the symbol “HCSG” on the NASDAQ Global Select Market. On February 19, 2013, there were approximately 68,253,000 shares of Common Stock outstanding and held by non-affiliates.

The high and low sales price quotations for our Common Stock during the years ended December 31, 2012 and 2011 ranged as follows:

	2012
Quarter Ended	High	Low
March 31, 2012	$22.08	$17.30
June 30, 2012	$21.83	$17.60
September 30, 2012	$23.55	$19.02
December 31, 2012	$24.49	$21.47

	2011
Quarter Ended	High	Low
March 31, 2011	$18.06	$15.53
June 30, 2011	$18.37	$15.43
September 30, 2011	$17.64	$12.16
December 31, 2011	$18.85	$15.25

Holders

We have been advised by our transfer agent, American Stock Transfer and Trust Company, that we had 700 holders of record of our Common Stock as of February 19, 2013. Based on reports of security position listings compiled for the 2012 annual meeting of shareholders, we believe we may have approximately 6,000 beneficial owners of our Common Stock.

Dividends

We have paid regular quarterly cash dividends since the second quarter of 2003. During 2012, we paid regular quarterly cash dividends totaling $44,093,000 as detailed below:

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Cash dividend per common share	$0.16125	$0.16250	$0.16375	$0.16500
Total cash dividends paid	$10,847,000	$10,956,000	$11,063,000	$11,227,000
Record date	February 24	April 27	July 27	October 26
Payment date	March 26	May 18	August 24	November 30

Additionally, on January 22, 2013, our Board of Directors declared a regular quarterly cash dividend of $0.16625 per common share, which will be paid on March 15, 2013 to shareholders of record as of the close of business on February 22, 2013.

Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

Performance Graph

The graph below matches Healthcare Services Group, Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Health Care Distributors index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 12/31/2007 to 12/31/2012.

Comparison of 5 Year Cumulative Total Return*
Among Healthcare Services Group, Inc., the S&P 500 Index,
and the S&P Health Care Distributors Index

$250
$200
$150
$100
$50
$0
12/07
12/08
12/09
12/10
12/11
12/12
Healthcare Services Group, Inc.
S&P 500
S&P Health Care Distributors

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Company/Index	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Healthcare Services Group, Inc.	$100.00	$77.87	$109.29	$129.34	$146.03	$197.63
S&P 500	$100.00	$63.00	$79.67	$91.67	$93.61	$108.59
S&P Health Care Distributors	$100.00	$62.79	$91.40	$109.16	$119.40	$139.41

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Selected Operating Results
Revenues	$1,077,435	$889,065	$773,956	$692,695	$602,718
Net income	$44,214	$38,156	$34,441	$30,342	$26,614
Basic earnings per common share	$0.65	$0.57	$0.52	$0.46	$0.41
Diluted earnings per common share	$0.65	$0.56	$0.51	$0.46	$0.40
Selected Balance Sheet Date
Total assets	$331,183	$289,695	$277,934	$265,892	$248,561
Stockholders’ equity	$229,570	$217,726	$213,079	$208,774	$201,682
Selected Other Financial Data
Working capital	$200,182	$186,734	$181,244	$177,453	$177,573
Cash dividends per common share	$0.65	$0.63	$0.60	$0.49	$0.39
Weighted average number of common shares outstanding - basic EPS	67,511	66,637	65,917	65,376	64,697
Weighted average number of common shares outstanding - diluted EPS	68,485	67,585	67,008	66,429	66,038

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled "Risk Factors," and elsewhere in this prospectus. We are on a calendar year end, and except where otherwise indicated below, "2012" refers to the year ended December 31, 2012, "2011" refers to the year ended December 31, 2011 and "2010" refers to the year ended December 31, 2010.

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of December 31, 2012 and the year then ended and the notes accompanying those financial statements contained herein under Item 8.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe that we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to over 3,000 facilities in 48 states as of December 31, 2012. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, our clients are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

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

We are organized into two reportable segments; housekeeping, laundry, linen and other services (“Housekeeping”), and dietary department services (“Dietary”). At December 31, 2012, Housekeeping is provided at essentially all of our 3,000 client facilities, generating approximating 68% or $737,568,000 of 2012 total revenues. Dietary is provided to approximately 600 client facilities at December 31, 2012 and contributed approximately 32% or $339,867,000 of 2012 total revenues.

Housekeeping consists of managing the client’s housekeeping department which is principally responsible for the cleaning, disinfecting and sanitizing of patient rooms and common areas of a client’s facility, as well as laundering and processing of the personal clothing belonging to the facility’s patients. Also within the scope of this segment’s service is the responsibility for laundering and processing the bed linens, uniforms and other assorted linen items utilized by a client facility.

Dietary consists of managing the client’s dietary department which is principally responsible for food purchasing, meal preparation and providing dietitian consulting professional services, which includes the development of a menu that meets the patient’s dietary needs.

Our ability to acquire new clients and increase revenues is affected by many factors. Competitive factors consist primarily of competing with the potential client utilizing an in-house support staff, as well as local companies which provide services similar to ours. We are unaware of any other companies, on a national or local level, which have a significant presence or impact on our procurement of new clients in our market. We believe the primary revenue drivers of our business are our ability to obtain new clients and to pass through, by means of service billing increases, increases in our cost of providing the services. In addition to the recoupment of costs increases, we endeavor to obtain modest annual revenue increases from our existing clients to preserve current profit margins at the facility level. The primary economic factor in acquiring new clients is our ability to demonstrate the cost-effectiveness of our services. This is because many of our clients’ revenues are generally highly reliant on Medicare and Medicaid reimbursement funding rates and mechanisms. Therefore, their economic decision-making process in engaging us is driven significantly by their reimbursement funding rate structure in relation to how their costs are currently being reimbursed and the financial impact on their reimbursement as a result of engaging us for the respective services. Another factor is our ability to demonstrate to potential clients the benefit of being relieved of the administrative and operational challenges related to the day-to-day management of their respective department services for which they contract with us. In addition, we must be able to assure new clients that we will be able to improve the quality of service which they are providing to their patients and residents. We believe the factors discussed above are equally applicable to each of our segments with respect to acquiring new clients and increasing revenues.

Our costs of services can experience volatility and impact our operating performance in two key cost indicators: costs of labor and costs of supplies. The volatility of these costs impacts each segment somewhat differently due to the respective costs as a percentage of that segment’s revenues. Housekeeping is more significantly impacted than Dietary as a consequence of our management of our costs of labor. Such costs of labor can account for approximately 80% of Housekeeping revenues. Dietary costs of labor account for approximately 52% of Dietary revenues. Changes in wage rates as a result of legislative or collective bargaining actions, anticipated staffing levels, and other unforeseen variations in our use of labor at a client service location or in management labor costs will result in volatility of these costs. In contrast, supplies consumed in performing our services is more significant for Dietary, accounting for approximately 39% of Dietary revenues, of total operating costs incurred at a Dietary facility service location. Housekeeping supplies, including linen products, account for approximately 8% of Housekeeping revenues. Generally, the volatility of these expenses is influenced by factors outside of our control and is unpredictable. This is because Housekeeping and Dietary supplies are principally commodity products and affected by market conditions specific to the respective products. Although we endeavor to pass on such increases in labor and supplies costs to our clients, the inability or delay in procuring service billing increases to reflect these additional costs would negatively impact our profit margins.

As a result of the current economic crisis, many states have significant budget deficits. State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their Medicaid programs. In addition, comprehensive health care legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “Act”) was signed into law in March 2010. The Act will significantly impact the governmental healthcare programs in which our clients participate, and reimbursements received thereunder from governmental or third-party payors. In July 2011, Centers for Medicare and Medicaid Services (“CMS”) issued a final rule that reduced Medicare payments to nursing centers by 11.1% and changed the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries. This new rule was effective as of October 1, 2011. Furthermore, in the coming year and beyond, new proposals or additional changes in existing regulations could be made to the Act which could directly impact the governmental reimbursement programs in which our clients participate. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying or foregoing those increases. A few states have indicated it is possible they will run out of cash to pay Medicaid providers, including nursing homes. Any negative changes in our clients’ reimbursements may negatively impact our results of operations. Although we are currently evaluating the Act’s effect on our client base, we may not know the full effect until such time as these laws are fully implemented and CMS and other agencies issue applicable regulations or guidance. Additionally, even if federal or state legislation is enacted that provides additional funding to Medicaid providers, given the volatility of the economic environment, it is difficult to predict the impact of this legislation on our clients’ liquidity and their ability to make payments to us as agreed.

In January 2013, the U.S. Congress enacted the American Taxpayer Relief Act of 2012, which delayed automatic spending cuts of $1.2 trillion, including reduced Medicare payments to plans and providers up to 2%. These discretionary spending caps were originally enacted under provisions in the Budget Control Act of 2011, an initiative to reduce the federal deficit through the year 2021, also known as “sequestration.” The sequestration is set to go into effect starting March 2013, absent further action by Congress and the Administration.

We currently operate two wholly-owned subsidiaries, Huntingdon Holdings, Inc. (“Huntingdon”) and Healthcare Staff Leasing Solutions, LLC (“Staff Leasing”). Huntingdon invests our cash and cash equivalents, and manages our portfolio of available-for-sale marketable securities. Staff Leasing is an entity formed in 2011 to offer professional employer organization (“PEO”) services to potential clients in the health care industry. As of December 31, 2012, we have PEO service contracts in two states.

Consolidated Operations

The following table sets forth, for the years indicated, the percentage which certain items bear to consolidated revenues:

	Relation to Consolidated Revenues Years Ended December 31,
	2012	2011	2010
Revenues	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	86.4%	86.3%	85.9%
Selling, general and administrative	7.4%	7.3%	7.4%
Investment and interest income	0.3%	0.1%	0.3%
Income before income taxes	6.5%	6.5%	7.0%
Income taxes	2.4%	2.2%	2.5%
Net income	4.1%	4.3%	4.5%

Subject to the factors noted in the Cautionary Statement Regarding Forward Looking Statements included in this report, we anticipate, although there can be no assurance thereof, our financial performance in 2013 may be comparable to the 2012 percentages presented in the above table as they relate to consolidated revenues.

Housekeeping is our largest and core reportable segment, representing approximately 68% of 2012 consolidated revenues. Dietary revenues represented approximately 32% of 2012 consolidated revenues.

Although there can be no assurance thereof, we believe that in 2013 Dietary’s revenues, as a percentage of consolidated revenues, will increase from its respective 2012 percentages noted above. Furthermore, we expect the sources of growth in 2013 for the respective operating segments will be primarily the same as historically experienced. Accordingly, although there can be no assurance thereof, the growth in Dietary is expected to come from our current Housekeeping client base, while growth in Housekeeping will primarily come from obtaining new clients.

Fiscal 2012 Compared to Fiscal 2011

The following table sets forth 2012 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis compared to 2011 amounts. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles.

				Reportable Segments
				Housekeeping		Dietary
	Consolidated	% Change	Corporate and Eliminations	Amount	% Change	Amount	% Change
Revenues	$1,077,435,000	21.2%	$173,000	$737,407,000	12.6%	$339,855,000	45.1%
Cost of services provided	930,814,000	21.4	(58,545,000)	667,978,000	12.9	321,381,000	44.4
Selling, general and administrative	79,277,000	21.4	79,277,000	—	—	—	—
Investment and interest income	2,920,000	188.8	2,920,000	—	—	—	—
Income before income taxes	$70,264,000	21.5%	$(17,639,000)	$69,429,000	9.5%	$18,474,000	58.2%

Revenues

Consolidated

Consolidated revenues increased 21.2% to $1,077,435,000 in 2012 compared to $889,065,000 in 2011 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping’s 12.6% net growth in reportable segment revenues resulted primarily from an increase in revenues attributable to service agreements entered into with new clients.

Dietary’s 45.1% net growth in reportable segment revenues is primarily a result of providing this service to a greater number of existing Housekeeping clients.

Costs of services provided

Consolidated

As a percentage of consolidated revenues, cost of services increased to 86.4% in 2012 from 86.3% in 2011. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance.

Cost of Services Provided-Key Indicators as % of Revenue	2012%	2011%	% Change
Bad debt provision	0.2	0.3	(0.1)
Workers’ compensation and general liability insurance	3.4	3.5	(0.1)

The bad debt provision decreased primarily due to our assessment of the collectability of our receivables, along with the overall increase in revenues, which increased at a much more significant rate than our receivables for the year ended December 31, 2012 as compared to 2011. When we evaluate that there is an uncertainty associated with the collectability of amounts due from a client, we record a bad debt provision based upon our initial estimate of ultimate collectability. We revise such provision as additional information is available which we believe enables us to make a more accurate estimate of the collectability of an account. Some of our clients may experience liquidity problems because of governmental funding or operational issues. Such liquidity problems may cause them to not pay us as agreed upon or necessitate them filing for bankruptcy protection. In the event of additional clients filing for bankruptcy protection, we would increase our bad debt provision during the reporting period when such filing occurs. Therefore, if more clients file for bankruptcy protection or if we have to increase our current provision related to existing bankruptcies, our bad debt provision may increase from our last two years’ average as a percentage of consolidated revenues.

The workers’ compensation and general liability insurance expense decreased primarily due to more favorable claims' experience during the year ended December 31, 2012 compared to 2011.

Reportable Segments

Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues for 2012, increased slightly to 90.6% compared to 90.3% in 2011. Cost of services provided for Dietary, as a percentage of Dietary revenues for 2012, decreased slightly to 94.6% from 95.0% in 2011.

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues that we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators as % of Revenue	2012%	2011%	% Change
Housekeeping labor and other labor costs	80.3	80.5	(0.2)
Housekeeping supplies	7.8	7.2	0.6
Dietary labor and other labor costs	52.3	52.6	(0.3)
Dietary supplies	39.3	39.4	(0.1)

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

Dietary labor and other labor costs, as a percentage of Dietary revenues, decreased due to increased efficiencies in managing these costs at the facility level. The decrease in Dietary supplies, as a percentage of Dietary revenues, is a result of more favorable vendor pricing programs obtained through further consolidation of dietary supply vendors.

Consolidated Selling, General and Administrative Expense

	Year Ended December 31,
	2012	2011	% Change
Selling, general and administrative expense w/o deferred compensation change (a)	$77,559,000	$65,410,000	18.6%
Deferred compensation fund gain/(loss)	1,718,000	(104,000)	1,752.0%
Consolidated selling, general and administrative expense (b)	$79,277,000	$65,306,000	21.4%

(a)	Selling, general and administrative expense excluding the change in the market value of the deferred compensation fund.

(b)	Consolidated selling, general and administrative expense reported for the period presented.

Although our growth in consolidated revenues was 21.2% for the year ended December 31, 2012, selling, general and administrative expenses excluding the change in market value of the deferred compensation fund increased 18.6% or $12,149,000 compared to the 2011 comparable period. Consequently, for the year ended December 31, 2012, selling, general and administrative expenses (excluding the impact of deferred compensation fund), as a percentage of consolidated revenues, decreased to 7.2% of consolidated revenues as compared to 7.4% in the 2011 comparable period. This percentage decrease resulted primarily from the decrease in our payroll and payroll related expenses, travel related costs and professional fees as a percentage of revenues. The decrease in payroll and payroll related costs resulted from the improved leverage of our existing management structure to support the increased revenue. In 2013, we expect to incur selling, general and administrative expenses as a percentage of consolidated revenues consistent with historical levels.

The increase in consolidated selling, general and administrative expenses was primarily due to the increase in compensation expense (reported in this financial statement item), including the increase in the deferred compensation liability due to an increase in the market value of the investments held in our deferred compensation fund as noted below in Consolidated Investment and Interest Income. Consolidated selling, general and administrative expenses increased $13,971,000 or 21.4%.

Consolidated Investment and Interest Income

Investment and interest income, as a percentage of consolidated revenues, increased to 0.3% for the year ended December 31, 2012 compared to 0.1% for the comparable period in 2011. We recognized an increase in the market value of the investments held in our deferred compensation fund compared to a decrease in the market value in the prior year. The decrease in interest income derived from our marketable securities resulted partially from a decrease in the amount of change in our marketable securities portfolio during 2012 to support our growth in our Housekeeping and Dietary revenues.

Income before Income Taxes

Consolidated

As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for 2012 remained consistent at 6.5%, as a percentage of consolidated revenues, compared to 2011.

Reportable Segments

Housekeeping’s increase in income before income taxes is primarily attributable to the key indicators discussed above, specifically the increase in reportable segment revenues, as well as the decrease in labor and labor related costs as a percentage of revenue, partially offset by the increased cost of housekeeping supplies.

Dietary’s increase in income before income taxes is primarily attributable to the key indicators discussed above, specifically the increase in reportable segment revenues, as well as the decrease in labor and labor related costs as a percentage of revenue, partially offset by the increased cost of dietary supplies.

Consolidated Income Taxes

Our effective tax rate was 37.1% for the year ended December 31, 2012 and 34.0% for 2011. The increase in the effective tax rate was primarily the result of decreased tax credits realized in 2012. The Company realized tax credits in 2011 from the New Hire Retention Credit (the “NHR Credit”), which was a one-time general business credit at the Federal level that was authorized by the Hiring Incentives to Restore Employment Act (“HIRE Act”) of 2010. The NHR Credit allowed an employer a credit on its 2011 corporate income tax return of up to $1,000 for each eligible worker that was retained for at least 52 consecutive weeks of qualified employment. In addition, there was a decrease in the amount of Work Opportunity Tax Credit (“WOTC”) and other similar wage-related credits realized in 2012 due to the failure of Congress to renew the programs in 2012.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (the "Relief Act") was signed into law. The Relief Act, among other tax changes, extended the WOTC and other similar wage-related credits for another two years, retroactive to January 1, 2012. The tax effect of a change in tax laws is recognized in the period in which the date of the enactment occurs. Therefore, even though the restoration of the WOTC program was retroactive to the beginning of 2012, the tax effect cannot be recognized for financial statement reporting purposes by the Company until the quarter ended March 31, 2013.

Absent any other significant change in federal, or state and local tax laws, we expect our effective tax rate for 2013 to be lower than the 2012 and 2011 rates. The 2013 income tax provision will include any tax credits realized in 2012 as well as 2013 due to the requirement to record the tax effect of the enactment of the American Taxpayer Relief Act of 2012 during the quarter ended March 31, 2013. Although the Company is still assessing the ultimate impact of the Act on its 2013 results, it believes the Relief Act will have a favorable impact on income tax expense for the first quarter and full year ended December 31, 2013. Our effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes.

Consolidated Net Income

As a result of the matters discussed above, consolidated net income as a percentage of revenue for 2012 decreased to 4.1% compared to 4.3% in 2011.

Fiscal 2011 Compared to Fiscal 2010

The following table sets forth 2011 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis compared to 2010 amounts. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles.

				Reportable Segments
				Housekeeping		Dietary
	Consolidated	% Change	Corporate and Eliminations	Amount	% Change	Amount	% Change
Revenues	$889,065,000	14.9%	$(68,000)	$654,886,000	9.9%	$234,247,000	31.6%
Cost of services provided	766,958,000	15.3	(47,102,000)	591,491,000	9.6	222,569,000	30.6
Selling, general and administrative	65,306,000	14.0	65,306,000	—	—	—	—
Investment and interest income	1,011,000	(61.4)	1,011,000	—	—	—	—
Income before income taxes	$57,812,000	6.8%	$(17,261,000)	$63,395,000	13.0%	$11,678,000	54.0%

Revenues

Consolidated

Consolidated revenues increased 14.9% to $889,065,000 in 2011 compared to $773,956,000 in 2010 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping’s 9.9% net growth in reportable segment revenues resulted primarily from an increase in revenues attributable to service agreements entered into with new clients.

Dietary's 31.6% net growth in reportable segment revenues is primarily a result of providing this service to an increasing number of existing Housekeeping clients.

We derived 11% and 5%, respectively, of Housekeeping and Dietary's 2011 revenues from our Major Client.

Costs of services provided

Consolidated

As a percentage of consolidated revenues, cost of services increased to 86.3% in 2011 from 85.9% in 2010. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance.

Cost of Services Provided-Key Indicators as % of Revenue	2011%	2010%	% Change
Bad debt provision	0.3	0.3	—
Workers’ compensation and general liability insurance	3.5	3.6	(0.1)

The bad debt expense remained consistent as a percentage of revenue as there was no increase in expense in proportion to revenue related to amounts due from clients which we evaluate as being subject to recovery uncertainty. When we evaluate that there is an uncertainty associated with the collectability of amounts due from a client, we record a bad debt provision based upon our initial estimate of ultimate collectability. We revise such provision as additional information is available which we believe enables us to have a more accurate estimate of the collectability of an account. Some of our clients may experience liquidity problems because of governmental funding or operational issues. Such liquidity problems may cause them to not pay us as agreed upon or necessitate them filing for bankruptcy protection. In the event of additional clients filing for bankruptcy protection, we would increase our bad debt provision during the reporting period when such filing occurs. Therefore, if more clients file for bankruptcy protection or if we have to increase our current provision related to existing bankruptcies, our bad debt provision may increase from our last two years' average of .3%, as a percentage of consolidated revenues.

The workers' compensation and general liability insurance expense as a percentage of revenue remained essentially unchanged in 2011 as compared to 2010.

Although we recognized decreases in certain of our segment key indicators, as noted below, the net increase in consolidated cost of services in comparing 2011 versus 2010 resulted primarily from the increase cost of Dietary supplies as percentage of consolidated revenues.

Reportable Segments

Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues, for 2011 decreased slightly to 90.3% compared to 90.6% in 2010. Cost of services provided for Dietary, as a percentage of Dietary revenues for 2011, decreased slightly to 95.0% from 95.7% in 2010.

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment's revenues that we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators as % of Revenue	2011%	2010%	% Change
Housekeeping labor and other labor costs	80.5	81.1	(0.6)
Housekeeping supplies	7.2	6.9	0.3
Dietary labor and other labor costs	52.6	53.5	(0.9)
Dietary supplies	39.4	39.4	—

The decrease in Housekeeping labor and other labor costs, as a percentage of Housekeeping revenues, resulted primarily from efficiencies recognized in managing labor at the facility level. We can realize volatility in Housekeeping labor and other labor costs from time to time as a result of inefficient management of labor in respect to adhering to established labor and other labor costs benchmarks at various operational levels, or the timing of passing through to clients, changes in wage rates as a result of legislative or collective bargaining actions. Although we believe these factors were controlled effectively in 2011 in comparison to 2010, ineffective control of these factors in the future would result in unfavorable volatility in our labor and other labor costs. The increase in Housekeeping supplies, as a percentage of Housekeeping revenues, resulted primarily from an increase in the number of clients where we provide an expanded amount of housekeeping supplies under the terms of our service agreements as compared to what we have historically provided to our client base. We do realize volatility in the costs of supplies utilized in providing our Housekeeping services but we work to mitigate any vendor price increases through efficiencies in managing such costs. Our supplies' costs are impacted by commodity pricing factors, which in many cases are unpredictable and outside of our control. Although we endeavor to pass on to clients such increased costs, from time to time, sporadic unanticipated increases in the costs of certain supply items due to economic conditions may result in a timing delay in obtaining such increases from our clients. Additionally, if the increase is a result of a temporary market condition or change in availability of the specific commodity, and trends indicate it will not continue, we may not be able to pass such temporary increase on to our clients until the time of our next scheduled annual service billing review.

The decrease in Dietary labor and other labor costs, as a percentage of Dietary revenues, resulted from efficiencies in managing these costs at the facility level. As noted above in the Housekeeping labor and other labor costs discussion, our ability to control volatility in labor and other labor costs is directly related to our efficient management of labor at the various Dietary operational levels in respect to established staffing benchmarks, as well as procuring on a timely basis increases from clients to reflect increased labor and other labor costs. We believe Dietary's labor and other labor costs can be effectively controlled in future periods by addressing such volatility factors effectively.

Dietary supplies, as a percentage of Dietary revenues, remained consistent in 2011 as compared to 2010. Dietary supplies, to a much greater extent than Housekeeping supplies, are impacted by commodity pricing factors, which in many cases are unpredictable and outside of our control. Although we endeavor to pass on to clients such increased costs, from time to time, sporadic unanticipated increases in the costs of certain supply items due to market economic conditions may result in a timing delay in passing on such increases to our clients. It is this type of spike in Dietary supplies' costs that could most adversely affect Dietary's operating performance. The adverse effect would be realized if we delay in passing on such costs to our clients or in instances where we may not be able to pass such increase on to our clients until the time of our next scheduled service billing review. We endeavor to mitigate the impact of unanticipated increase in such supplies' costs through consolidation of vendors, which increases our ability to obtain reduced pricing.

Consolidated Selling, General and Administrative Expense

	Year Ended December 31,
	2011	2010	% Change
Selling, general and administrative expense w/o deferred compensation change (a)	$65,410,000	$55,985,000	16.8%
Deferred compensation fund gain/(loss)	(104,000)	1,325,000	(107.8)%
Consolidated selling, general and administrative expense (b)	$65,306,000	$57,310,000	14.0%

(a)	Selling, general and administrative expense excluding the change in the market value of the deferred compensation fund.

(b)	Consolidated selling, general and administrative expense reported for the period presented.

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

Reportable Segments

Housekeeping’s 13.0% increase in income before income taxes is primarily attributable to the gross profit earned on the 9.9% increase in organic reportable segment revenues along with the factors discussed above in Housekeeping's cost of services key indicators.

Dietary's income before income taxes increase of 54.0% on a reportable segment basis is primarily attributable to the 31.6% increase in Dietary revenues from 2010 along with the factors discussed above within Dietary's cost of services key indicators.

Consolidated Income Taxes

Our effective tax rate was 34.0% for the year ended December 31, 2011 and 36.4% for 2010. The decrease in the effective tax rate was primarily the result of increased tax credits realized in 2011. The Company realized tax credits from, in addition to other tax credits available, the NHR Credit. This program ended December 31, 2010 but the impact of the NHR Credit is accordingly reflected in our income tax provision for 2011. Additionally, there was a slight decrease in the effective tax rate resulting from changes in the apportionment of our income among the states within which we do business that have positively impacted our combined state income taxes.

Consolidated Net Income

As a result of the matters discussed above, consolidated net income as a percentage of revenue for 2011 decreased to 4.3% compared to 4.5% in 2010.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting standards generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

We consider the policies discussed below to be critical to an understanding of our financial statements because their application places the most significant demands on our judgment. Therefore, it should be noted that financial reporting results rely on estimating the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies and estimates are described in the following paragraphs. For these estimates, we caution that future events rarely develop as forecasted, and the best estimates routinely require adjustment. Any such adjustments or revisions to estimates could result in material differences to previously reported amounts.

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

Summarized below for the years 2010 through 2012 are the aggregate account balances for the three Allowance criteria noted above, net write-offs of client accounts, bad debt provision and allowance for doubtful accounts.

Year Ended	Aggregate Account Balances of Clients in Bankruptcy or in/or Pending Collection/Litigation	Net Write-offs of Client Accounts	Bad Debt Provision	Allowance for Doubtful Accounts
2010	$8,550,000	$2,771,000	$2,200,000	$4,069,000
2011	$7,784,000	$2,013,000	$2,450,000	$4,506,000
2012	$6,273,000	$2,697,000	$2,160,000	$3,970,000

At December 31, 2012, we identified accounts totaling $6,273,000 that require an Allowance based on potential impairment or loss of value. An Allowance totaling $3,970,000 was provided for these accounts at such date. Actual collections of these accounts could differ from that which we currently estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance would decrease net income by approximately $84,000.

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

Accrued Insurance Claims

We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance, which comprise approximately 22% of our liabilities at December 31, 2012. Under our insurance plans for general liability and workers' compensation, predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost. Our accounting for this plan is affected by various uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We address these uncertainties by regularly evaluating our claims’ pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluations are based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/or industry trends result in an unfavorable change resulting from, among other factors, the severity levels of reported claims and medical cost inflation, as compared to historical claim trends, it would have an adverse effect on our results of operations and financial condition. Under these plans, predetermined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.

For workers’ compensation, we record a reserve based on the present value of estimated future cost of claims and related expenses that have been reported but not settled, including an estimate of claims incurred but not reported that are developed as a result of a review of our historical data and open claims. The present value of the payout is determined by applying an 8% discount factor against the estimated value of the claims over the estimated remaining pay-out period. Reducing the discount factor by 1% would reduce net income by approximately $26,000. Additionally, reducing the estimated payout period by six months would result in an approximate $63,000 reduction in net income.

For general liability, we record a reserve for the estimated ultimate amounts to be paid for known claims. The estimated ultimate reserve amount recorded is derived from the estimated claim reserves provided by our insurance carrier reduced by an historical experience factor.

A summary of the changes in our total self-insurance liability is as follows:

	Year Ended December 31,
	2012	2011	2010
Accrued insurance claims - January 1,	$17,654,000	$16,921,000	$16,146,000
Claim payments	(25,154,000)	(24,703,000)	(22,638,000)
Reserve accruals	30,062,000	25,436,000	23,413,000
Change in accrued insurance claims	4,908,000	733,000	775,000
Accrued insurance claims - December 31,	$22,562,000	$17,654,000	$16,921,000

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

Liquidity and Capital Resources

At December 31, 2012, we had cash and cash equivalents, and marketable securities of $90,271,000 and working capital of $200,182,000 compared to December 31, 2011 cash, cash equivalents and marketable securities of $69,976,000 and working capital of $186,734,000. We view our cash and cash equivalents and marketable securities as our principal measure of liquidity. Our current ratio at December 31, 2012 decreased to 4.0 to 1 from 5.1 to 1 at December 31, 2011. This decrease resulted primarily from increases in our accounts payable, accrued payroll, other accrued expenses and income taxes payable balances, primarily resulting from the timing of such payments at December 31, 2012 as compared with December 31, 2011. Our marketable securities declined at December 31, 2012 from December 31, 2011, primarily due to the working capital investment required to support our 2012 revenue growth of 21.2% and the payment of dividends to shareholders. The decrease was positively impacted by the increase in accounts and notes receivables resulting from our increase in revenues. On an historical basis, our operations have generally produced consistent cash flow and have required limited capital resources. We believe our current and near term cash flow positions will enable us to fund our continued anticipated growth.

Operating Activities

The net cash provided by our operating activities was $60,376,000 for the year ended December 31, 2012. The principal sources of net cash flows from operating activities for 2012 were net income adjusted for non-cash charges to operations for bad debt provisions, stock-based compensation, depreciation and amortization. Additionally, operating activities’ cash flows increased by $33,362,000 in 2012 as a result of the increases in accounts payable and other accrued expenses ($13,664,000), deferred compensation liability ($6,337,000), accrued payroll ($6,142,000), accrued insurance claims ($4,908,000) and income taxes, net ($2,311,000). These operating cash inflows were partially offset by the cash outflow of $22,386,000 related to the increase in total accounts and notes receivable ($11,974,000), deferred compensation funding ($4,051,000), inventories and supplies ($3,531,000) and prepaid expenses and other assets ($2,830,000).

Investing Activities

Our principal source of cash in investing activities for 2012 was $9,145,000 from the net sales and maturities of marketable securities. The net sales and maturities of marketable securities enabled us to increase cash and cash equivalents to support the increase in client facilities in 2012 and dividend payments. Additionally, we expended $3,484,000 for the purchase of housekeeping equipment, computer software and equipment, and laundry equipment installations. See “Capital Expenditures” below.

Financing Activities

We have paid regular quarterly cash dividends since the second quarter of 2003. During 2012, we paid to shareholders regular quarterly cash dividends totaling $44,093,000 as follows.

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Cash dividend per common share	$0.16125	$0.16250	$0.16375	$0.16500
Total cash dividends paid	$10,847,000	$10,956,000	$11,063,000	$11,227,000
Record date	February 24	April 27	July 27	October 26
Payment date	March 26	May 18	August 24	November 30

Additionally, on January 22, 2013, our Board of Directors declared a regular quarterly cash dividend of $0.16625 per common share, which will be paid on March 15, 2013 to shareholders of record as of the close of business on February 22, 2013.

Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

During the year ended December 31, 2012 we elected not to purchase any of our common stock but we remain authorized to purchase 1,698,000 shares of our common stock pursuant to previous Board of Directors’ approvals.

During the year ended December 31, 2012, we received proceeds of $5,573,000 from the exercise of stock options by employees and directors. Additionally, as a result of deductions derived from the stock option exercises, we recognized an income tax benefit of $2,649,000.

Contractual Obligations

Our future contractual obligations and commitments at December 31, 2012 consist of the following:

	Payments Due by Period
Year Ending	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Operating Lease Obligations	$2,209,000	$1,090,000	$1,119,000	$—	$—

Line of Credit

We have a $57,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At December 31, 2012, there were no borrowings under the line of credit. However, at such date, we had outstanding a $40,420,000 (increased to $43,520,000 on January 1, 2013) irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $40,420,000 at December 31, 2012.

The line of credit requires us to satisfy two financial covenants. Such covenants and their respective status at December 31, 2012 were as follows:

Covenant Description and Requirement	Status at December 31, 2012
Commitment coverage ratio: cash and cash equivalents plus marketable securities must equal or exceed outstanding obligations under the line by a multiple of 1.00	2.23
Tangible net worth: must exceed $181,185,000	$207,412,000

As noted above, we complied with both financial covenants at December 31, 2012 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2013. We believe the line of credit will be renewed at that time.

Accounts and Notes Receivable

We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Congress has enacted a number of laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally dependent on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At December 31, 2012 and 2011, we had $10,730,000 and $6,693,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

As a result of the current economic crisis, many states have significant budget deficits. State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their Medicaid programs. In addition, comprehensive health care legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “Act”) was signed into law in March 2010. The Act will significantly impact the governmental healthcare programs in which our clients participate, and reimbursements received thereunder from governmental or third-party payors. In July 2011, Centers for Medicare and Medicaid Services (“CMS”) issued a final rule that reduced Medicare payments to nursing centers by 11.1% and changed the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries. This new rule was effective as of October 1, 2011. Furthermore, in the coming year and beyond, new proposals or additional changes in existing regulations could be made to the Act which could directly impact the governmental reimbursement programs in which our clients participate. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying or foregoing those increases. A few states have indicated it is possible they will run out of cash to pay Medicaid providers, including nursing homes. Any negative changes in our clients’ reimbursements may negatively impact our results of operations. Although we are currently evaluating the Act’s effect on our client base, we may not know the full effect until such time as these laws are fully implemented and CMS and other agencies issue applicable regulations or guidance. Additionally, even if federal or state legislation is enacted that provides additional funding to Medicaid providers, given the volatility of the economic environment, it is difficult to predict the impact of this legislation on our clients’ liquidity and their ability to make payments to us as agreed.

In January 2013, the U.S. Congress enacted the American Taxpayer Relief Act of 2012, which delayed automatic spending cuts of $1.2 trillion, including reduced Medicare payments to plans and providers up to 2%. These discretionary spending caps were originally enacted under provisions in the Budget Control Act of 2011, an initiative to reduce the federal deficit through the year 2021, also known as “sequestration.” The sequestration is set to go into effect starting March 2013, absent further action by Congress and the Administration.

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $2,160,000, $2,450,000 and $2,200,000 in the years ended December 31, 2012, 2011 and 2010, respectively. As a percentage of total revenues, these provisions represent approximately 0.2% for the year ended December 31, 2012 and 0.3% for the years ended December 31, 2011 and 2010. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

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

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment purchases, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2013, we estimate that for the period we will have capital expenditures of $3,000,000 to $5,000,000 in connection with housekeeping equipment purchases and laundry and linen equipment installations in our clients’ facilities, as well as expenditures relating to internal data processing hardware and software requirements. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would, if necessary, seek to obtain necessary working capital from such sources as long-term debt or equity financing.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

At December 31, 2012, we had $90,271,000 in cash, cash equivalents and marketable securities. In accordance with U.S. GAAP, the fair value of all of our cash equivalents and marketable securities is determined based on "Level 1" or “Level 2” inputs, which consist of quoted prices whose value is based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Item 8.   Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Healthcare Services Group, Inc.

We have audited the accompanying consolidated balance sheets of Healthcare Services Group, Inc. (a Pennsylvania corporation) and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Services Group, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Edison, New Jersey
February 21, 2013

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, for the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting as of December 31, 2012 is effective as a whole.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent auditors have audited, and reported on, the Company’s internal control over financial reporting as of December 31, 2012.

/s/ Daniel P. McCartney	/s/ John C. Shea
Daniel P. McCartney	John C. Shea
Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer and Secretary (Principal Financial Officer)
February 21, 2013	February 21, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Healthcare Services Group, Inc.

We have audited the internal control over financial reporting of Healthcare Services Group, Inc. (a Pennsylvania corporation) and Subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated February 21, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Edison, New Jersey
February 21, 2013

Healthcare Services Group, Inc.
Consolidated Balance Sheets

	December 31,
	2012	2011
ASSETS:
Current assets:
Cash and cash equivalents	$68,949,000	$38,639,000
Marketable securities, at fair value	21,322,000	31,337,000
Accounts and notes receivable, less allowance for doubtful accounts of $3,970,000 in 2012 and $4,506,000 in 2011	140,218,000	130,744,000
Inventories and supplies	28,675,000	25,144,000
Prepaid income taxes	—	405,000
Prepaid expenses and other	8,682,000	5,852,000
Total current assets	267,846,000	232,121,000
Property and equipment:
Laundry and linen equipment installations	2,336,000	2,100,000
Housekeeping and office equipment and furniture	26,098,000	24,277,000
Autos and trucks	315,000	299,000
	28,749,000	26,676,000
Less accumulated depreciation	18,477,000	16,913,000
	10,272,000	9,763,000
Goodwill	16,955,000	16,955,000
Other intangible assets, less accumulated amortization of $10,078,000 in 2012 and $7,909,000 in 2011	5,203,000	7,372,000
Notes receivable — long term portion, net of discount	1,823,000	1,483,000
Deferred compensation funding, at fair value	17,831,000	13,780,000
Deferred income taxes — long term portion	11,215,000	8,181,000
Other noncurrent assets	38,000	40,000
Total Assets	$331,183,000	$289,695,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$22,810,000	$10,650,000
Accrued payroll, accrued and withheld payroll taxes	31,997,000	26,833,000
Other accrued expenses	3,526,000	1,657,000
Income taxes payable	1,906,000	—
Deferred income taxes	575,000	951,000
Accrued insurance claims	6,850,000	5,296,000
Total current liabilities	67,664,000	45,387,000
Accrued insurance claims — long term portion	15,712,000	12,358,000
Deferred compensation liability	18,237,000	14,224,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 70,036,000 shares issued and outstanding in 2012 and 69,473,000 shares in 2011	700,000	695,000
Additional paid-in capital	113,495,000	105,727,000
Retained earnings	127,042,000	126,921,000
Accumulated other comprehensive income, net of taxes	127,000	343,000
Common stock in treasury, at cost, 1,983,000 shares in 2012 and 2,684,000 shares in 2011	(11,794,000)	(15,960,000)
Total stockholders’ equity	229,570,000	217,726,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$331,183,000	$289,695,000

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2012	2011	2010
Revenues	$1,077,435,000	$889,065,000	$773,956,000
Operating costs and expenses:
Costs of services provided	930,814,000	766,958,000	665,149,000
Selling, general and administrative	79,277,000	65,306,000	57,310,000
Other income:
Investment and interest	2,920,000	1,011,000	2,622,000
Income before income taxes	70,264,000	57,812,000	54,119,000
Income taxes	26,050,000	19,656,000	19,678,000
Net income	$44,214,000	$38,156,000	$34,441,000

Per share data:
Basic earnings per common share	$0.65	$0.57	$0.52
Diluted earnings per common share	$0.65	$0.56	$0.51
Cash dividends per common share	$0.65	$0.63	$0.60

Weighted average number of common shares outstanding:
Basic	67,511,000	66,637,000	65,917,000
Diluted	68,485,000	67,585,000	67,008,000

Comprehensive income:
Net income	$44,214,000	$38,156,000	$34,441,000
Other comprehensive income:
Unrealized gain/(loss) on available for sale marketable securities, net of taxes	(216,000)	421,000	(78,000)
Total comprehensive income	$43,998,000	$38,577,000	$34,363,000

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$44,214,000	$38,156,000	$34,441,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,116,000	4,387,000	3,764,000
Bad debt provision	2,160,000	2,450,000	2,200,000
Deferred income tax (benefits)	(3,493,000)	275,000	517,000
Stock-based compensation expense	2,538,000	2,152,000	1,332,000
Amortization of premium on marketable securities	654,000	999,000	840,000
Unrealized loss on marketable securities	82,000	486,000	1,083,000
Unrealized (gain) loss on deferred compensation fund investments	(1,871,000)	104,000	(1,325,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	(11,634,000)	(24,769,000)	(6,270,000)
Prepaid income taxes	405,000	3,574,000	(4,014,000)
Inventories and supplies	(3,531,000)	(4,531,000)	(3,639,000)
Notes receivable — long term	(340,000)	3,572,000	(432,000)
Deferred compensation funding	(4,051,000)	(1,804,000)	29,000
Accounts payable and other accrued expenses	13,664,000	(1,079,000)	1,306,000
Accrued payroll, accrued and withheld payroll taxes	6,142,000	6,319,000	4,437,000
Accrued insurance claims	4,908,000	732,000	775,000
Deferred compensation liability	6,337,000	2,145,000	1,697,000
Income taxes payable	1,906,000	—	—
Prepaid expenses and other assets	(2,830,000)	(220,000)	1,006,000
Net cash provided by operating activities	60,376,000	32,948,000	37,747,000

Cash flows from investing activities:
Disposals of fixed assets	26,000	22,000	44,000
Additions to property and equipment	(3,484,000)	(5,545,000)	(4,174,000)
Purchases of marketable securities	(10,833,000)	(18,934,000)	(38,873,000)
Sales of marketable securities	19,978,000	29,971,000	46,083,000
Cash paid for acquisition	—	(1,000,000)	—
Net cash provided by investing activities	5,687,000	4,514,000	3,080,000

Cash flows from financing activities:
Dividends paid	(44,093,000)	(42,228,000)	(39,285,000)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	118,000	128,000	121,000
Tax benefit from equity compensation plans	2,649,000	1,222,000	1,938,000
Proceeds from the exercise of stock options	5,573,000	2,363,000	4,790,000
Net cash used in financing activities	(35,753,000)	(38,515,000)	(32,436,000)

Net increase (decrease) in cash and cash equivalents	30,310,000	(1,053,000)	8,391,000
Cash and cash equivalents at beginning of the period	38,639,000	39,692,000	31,301,000
Cash and cash equivalents at end of the period	$68,949,000	$38,639,000	$39,692,000

Supplementary Cash Flow Information:
Issuance of Common Stock in 2012 and 2011, respectively, related to prior year acquisitions	$2,633,000	$1,080,000	$—
Issuance of Common Stock in 2012, 2011 and 2010, respectively, pursuant to Employee Stock Plans	$1,249,000	$1,233,000	$1,047,000

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Stockholders’ Equity

	Years Ended December 31, 2012, 2011 and 2010
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2009	68,729,000	$687,000	$92,110,000	$—	$135,837,000	$(19,860,000)	$208,774,000
Comprehensive income:
Net income for the period					34,441,000		34,441,000
Unrealized loss on available for sale marketable securities, net of taxes				(78,000)			(78,000)
Comprehensive income							34,363,000
Exercise of stock options and other stock-based compensation, net of shares tendered for payment	586,000	6,000	4,167,000			617,000	4,790,000
Tax benefit from equity compensation plans			1,938,000				1,938,000
Share-based compensation expense — stock options			1,015,000				1,015,000
Treasury shares issued for Deferred Compensation Plan funding and redemptions			226,000			90,000	316,000
Shares issued pursuant to Employee Stock Plans			609,000			438,000	1,047,000
Cash dividends					(39,285,000)		(39,285,000)
Shares issued pursuant to Dividend Reinvestment Plan			73,000			48,000	121,000
Balances, December 31, 2010	69,315,000	693,000	100,138,000	(78,000)	130,993,000	(18,667,000)	213,079,000
Comprehensive income:
Net income for the period					38,156,000		38,156,000
Unrealized gain on available for sale marketable securities, net of taxes				421,000			421,000
Comprehensive income							38,577,000
Exercise of stock options and other stock-based compensation, net of shares tendered for payment	158,000	2,000	349,000			2,012,000	2,363,000
Tax benefit from equity compensation plans			1,222,000				1,222,000
Share-based compensation expense — stock options			1,870,000				1,870,000
Treasury shares issued for Deferred Compensation Plan funding and redemptions			367,000			35,000	402,000
Shares issued pursuant to Employee Stock Plans			782,000			451,000	1,233,000
Cash dividends					(42,228,000)		(42,228,000)
Shares issued pursuant to Dividend Reinvestment Plan			81,000			47,000	128,000
Shares issued pursuant to acquisition			918,000			162,000	1,080,000
Balance, December 31, 2011	69,473,000	695,000	105,727,000	343,000	126,921,000	(15,960,000)	217,726,000
Comprehensive income:
Net income for the period					44,214,000		44,214,000
Unrealized loss on available for sale marketable securities, net of taxes				(216,000)			(216,000)
Comprehensive income							43,998,000
Exercise of stock options and other stock-based compensation, net of shares tendered for payment	563,000	5,000	4,098,000			1,470,000	5,573,000
Tax benefit from equity compensation plans			2,649,000				2,649,000
Share-based compensation expense — stock options			1,897,000				1,897,000
Treasury shares issued for Deferred Compensation Plan funding and redemptions			394,000			59,000	453,000
Shares issued pursuant to Employee Stock Plans			1,278,000			(29,000)	1,249,000
Cash dividends					(44,093,000)		(44,093,000)
Shares issued pursuant to Dividend Reinvestment Plan			85,000			33,000	118,000
Shares issued pursuant to prior year acquisitions			(2,633,000)			2,633,000	—
Balance, December 31, 2012	70,036,000	$700,000	$113,495,000	$127,000	$127,042,000	$(11,794,000)	$229,570,000

See accompanying notes.

Healthcare Services Group, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2012, 2011 and 2010

Note 1— Description of Business and Significant Accounting Policies

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

Dietary consists of managing the client’s dietary department which is principally responsible for food purchasing, meal preparation and providing dietitian consulting professional services, which includes the development of a menu that meets the patient’s dietary needs. We began the Dietary operations in 1997.

As of December 31, 2012, we operate two wholly-owned subsidiaries, Huntingdon Holdings, Inc. (“Huntingdon”) and Healthcare Staff Leasing Solutions, LLC (“Staff Leasing”). Huntingdon invests our cash and cash equivalents as well as manages our portfolio of marketable securities. Staff Leasing is an entity formed in 2011 to offer professional employer organization (“PEO”) services to potential clients in the health care industry. As of December 31, 2012, we have PEO service contracts in two states.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Healthcare Services Group, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts and notes receivable, deferred compensation funding and accounts payable. Our marketable securities consist of tax-exempt municipal bond investments that are reported at fair value with the unrealized gains and losses included in our consolidated statements of comprehensive income. In accordance with generally accepted accounting principles in the United States ("U.S. GAAP"), we define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value of our cash equivalents and marketable securities is determined based on “Level 2” inputs, which consists of quoted prices for similar assets or market corroborated inputs. We believe recorded values of all of our financial instruments approximate their current fair values because of their nature, stated interest rates and respective maturity dates or durations.

We have certain notes receivable that either do not bear interest or bear interest at a below market rate. Therefore, such notes receivable of $1,639,000 and $1,855,000 at December 31, 2012 and 2011, respectively, have been discounted to their present value and are reported at such values of $1,620,000 and $1,828,000 at December 31, 2012 and 2011, respectively.

Cash and Cash Equivalents

Cash and cash equivalents are held in U.S. financial institutions or in custodial accounts with U.S. financial institutions. Cash and cash equivalents are defined as short-term, highly liquid investments with a maturity of three months or less at time of purchase that are readily convertible into cash and have insignificant interest rate risk.

Investments in Marketable Securities

We define our marketable securities as fixed income investments which are highly liquid investments that can be readily purchased or sold using established markets. At December 31, 2012, we had marketable securities of $21,322,000 which were comprised primarily of tax exempt municipal bonds. These investments are reported at fair value on our balance sheet. Unrealized losses of $82,000 at December 31, 2012 were recorded in our consolidated statement of comprehensive income for the year then ended for investments recorded under the fair value option. For the year ended December 31, 2012, the accumulated other comprehensive income on our consolidated balance sheet and stockholders’ equity includes unrealized gains from marketable securities of $127,000 related to marketable securities which are not recognized under the fair value option in accordance with U.S. GAAP. The unrealized gains and losses are recorded net of income taxes.

We, in accordance with U.S. GAAP, define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Effective January 1, 2008, we elected the fair value option for certain of our marketable securities purchased since such adoption. Management initially elected the fair value option for certain of our marketable securities because we viewed such investment securities as highly liquid and available to be drawn upon for working capital purposes making them similar to cash and cash equivalents. Accordingly, we record net unrealized gain or loss in the other income, investment and interest caption in our consolidated statements of income for such investments. We have not elected the fair value option for marketable securities acquired after December 31, 2009. Although these assets continue to be highly liquid and available, we believe these assets are more representative of our investing activities. These assets are available for future needs of the Company to support our current and projected growth, if required. In accordance with U.S. GAAP, our investments in marketable securities are classified within Level 2 of the fair value hierarchy. These investment securities are valued based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

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

We periodically review our investments in marketable securities for other than temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of December 31, 2012, we believe that recorded value of our investments in marketable securities was recoverable in all material respects.

Inventories and Supplies

Inventories and supplies include housekeeping, linen and laundry supplies, as well as food provisions and supplies. Inventories and supplies are stated at cost to approximate a first-in, first-out (FIFO) basis. Linen supplies are amortized on a straight-line basis over their estimated useful life of 24 months.

Property and Equipment

Property and equipment are stated at cost. Additions, renewals and improvements are capitalized, while maintenance and repair costs are expensed when incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in income. Depreciation is provided by the straight-line method over the following estimated useful lives: laundry and linen equipment installations — 3 to 7 years; housekeeping, and office furniture and equipment — 3 to 7 years; autos and trucks — 3 years. Depreciation expense on property and equipment in the years ended December 31, 2012, 2011 and 2010 was $2,947,000, $2,416,000 and $1,864,000, respectively.

Revenue Recognition

Revenues from our service agreements with clients are recognized as services are performed.

As a distributor of laundry equipment, we occasionally sell laundry installations to certain clients. The sales in most cases represent the construction and installation of a turn-key operation and are for payment terms ranging from 24 to 60 months. Our accounting policy for these sales is to recognize the gross profit over the life of the payments associated with our financing of the transactions. During 2012, 2011 and 2010 laundry installation sales were not material.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. We accrue for probable tax obligations as required by facts and circumstances in the various regulatory environments. In addition, deferred tax assets and liabilities are recognized for expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. If appropriate, we would record a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not. Deferred tax assets and liabilities are more fully described in subsequent Notes to the Consolidated Financial Statements.

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

Share-Based Compensation

U.S. GAAP addresses the accounting for share-based compensation, specifically, the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options and participation in the Company’s employee stock purchase plan. We estimate the fair value of share-based awards on the date of grant using the Black-Scholes option valuation model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the Company’s consolidated statements of income over the requisite service periods. We use the straight-line single option method of expensing share-based awards in our consolidated financial statements of income. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures. Forfeitures are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Advertising Costs

Advertising costs are expensed when incurred. Advertising costs were not material for the years ended December 31, 2012, 2011 and 2010.

Impairment of Long-Lived Assets

We account for long-lived assets in accordance with the criteria established in U.S. GAAP, which states that the carrying amounts of long-lived assets be periodically reviewed to determine whether current events or circumstances warrant adjustment to such carrying amounts. Any impairment is measured by the amount that the carrying value of such assets exceeds their fair value, primarily based on estimated discounted cash flows. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell.

Acquisitions

We acquire businesses and/or assets that augment and complement our operations from time to time. These acquisitions are accounted for under the purchase method of accounting. The consolidated financial statements include the results of operations from such business combinations as of the date of acquisition.

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets with finite lives are amortized on a straight-line basis over their respective lives. Goodwill represents the excess of costs over the fair value of net assets of the acquired business. We review the carrying values of goodwill at least annually during the fourth quarter of each year to assess impairment because these assets are not amortized. Additionally, we review the carrying value of any intangible asset or goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We assess impairment by comparing the fair value of an identifiable intangible asset or reporting unit with its carrying value. Impairments are recorded when incurred. No impairment loss was recognized on our intangible assets for the years ended December 31, 2012, 2011 or 2010.

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

Concentrations of Credit Risk

The accounting guidance requires the disclosure of significant concentrations of credit risk, regardless of the degree of such risk. Financial instruments, as defined by U.S. GAAP, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, marketable securities, deferred compensation funding and accounts and notes receivable. We define our marketable securities as fixed income investments which are highly liquid investments that can be readily purchased or sold using established markets. At December 31, 2012 and 2011, substantially all of our cash and cash equivalents, and marketable securities were held in one large financial institution located in the United States, in excess of regulatory insured amounts.

Our clients are concentrated in the health care industry, primarily providers of long-term care. Many of our clients’ revenues are highly contingent on Medicare, Medicaid and third party payors’ reimbursement funding rates. Congress has enacted a number of major laws during the past decade that have significantly altered, or threatened to alter, overall government reimbursement for nursing home services. These changes and lack of substantive reimbursement funding rate reform legislation, as well as other trends in the long-term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in, and could continue to result in, significant additional bad debts in the future.

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

In 2009 and 2010, Federal economic stimulus legislation was enacted to counter the impact of the economic crisis on state budgets. The legislation included the temporary provision of additional federal matching funds to help states maintain their Medicaid programs. This legislation to provide states with an extension of this fiscal relief was extended through June 2011, but at a reduced reimbursement rate. In July 2011, CMS issued a final rule that reduced Medicare payments to nursing centers by 11.1% and changed the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries. This new rule was effective as of October 1, 2011. Even if federal or state legislation is enacted that provides additional funding to Medicaid providers, given the volatility of the economic environment, it is difficult to predict the impact of this legislation on our clients’ liquidity and their ability to make payments to us as agreed.

In January 2013, the U.S. Congress enacted the American Taxpayer Relief Act of 2012, which delayed automatic spending cuts, including reduced Medicare payments to plans and providers up to 2%. These discretionary spending caps were originally enacted under provisions in the Budget Control Act of 2011, an initiative to reduce the federal deficit through the year 2021, also known as “sequestration.” The sequestration is set to go into effect starting March 2013, absent further action by Congress and the Administration.

Significant Clients

We have several clients who each who have made a contribution to our total consolidated revenues ranging from 3% to 7% for the year ended December 31, 2012. Although we expect to continue relationships with these clients, there can be no assurance thereof. The loss of such clients, or a significant reduction in the revenues we receive from these clients, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such clients change their respective payment terms it could increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU clarifies the FASB's intent regarding application of existing fair value measurements and disclosures, revises certain measurement and disclosure requirements that change or modify a principle to achieve convergence with International Financial Reporting Standards and expands the information required to be disclosed with respect to fair value measurements categorized in Level 3 fair value measurements. The ASU is effective for fiscal years and interim periods beginning on or after December 15, 2011, with early adoption prohibited. The adoption of this standard in 2012 did not have a material impact on the Company's consolidated results of operations, cash flows, or financial position.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. This ASU eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders' equity. While this ASU changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This ASU is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this standard in 2012 did not have a material impact on the Company's consolidated results of operations, cash flows, or financial position.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU allows an entity to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This ASU is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this standard in 2012 did not have a material impact on the Company's consolidated results of operations, cash flows, or financial position.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This ASU is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. The FASB is going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of ASU 2011-05. This ASU is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this standard in 2012 did not have a material impact on the Company's consolidated results of operations, cash flows, or financial position.

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU allows an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it will not be required to perform the quantitative impairment test for that asset. The objective of this ASU is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this standard in 2012 did not have a material impact on the Company's consolidated results of operations, cash flows, or financial position.

Note 2—Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired of businesses and is not amortized. Goodwill is evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the reporting unit to its carrying value.

Goodwill by reportable operating segment, as described in Note 12 herein, was approximately $14,894,000 and $2,061,000 for Housekeeping and Dietary, respectively, as of both December 31, 2012 and 2011.

The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 7 and 8 years).

The following table sets forth the amounts of our identifiable intangible assets subject to amortization, which were acquired in acquisitions.

	December 31,
	2012	2011
Customer relationships	$14,481,000	$14,481,000
Non-compete agreements	800,000	800,000
Total other intangibles, gross	15,281,000	15,281,000
Less accumulated amortization	10,078,000	7,909,000
Other intangibles, net	$5,203,000	$7,372,000

The customer relationships have a weighted-average amortization period of seven years and the non-compete agreements have a weighted-average amortization period of eight years. The following table sets forth the estimated amortization expense for intangibles subject to amortization for the following five fiscal years:

Period/Year	Customer Relationships	Non-Compete Agreements	Total
2013	$1,750,000	$100,000	$1,850,000
2014	1,112,000	67,000	1,179,000
2015	1,112,000	—	1,112,000
2016	569,000	—	569,000
2017	297,000	—	297,000
Thereafter	198,000	—	198,000

Amortization expense for the years ended December 31, 2012, 2011 and 2010 was $2,169,000, $1,971,000 and $1,900,000, respectively.

Note 3—Fair Value Measurements

We, in accordance with U.S. GAAP, define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Effective January 1, 2008, we elected the fair value option for certain of our marketable securities purchased since such adoption. Management initially elected the fair value option for certain of our marketable securities because it views such investment securities as highly liquid and available to be drawn upon for working capital purposes making them similar to its cash and cash equivalents. Accordingly, we record net unrealized gain or loss in the other income, investment and interest caption in our consolidated income statements. We have not elected for such investments the fair value option for marketable securities acquired after December 31, 2009. Although these assets continue to be highly liquid and available, we believe these assets are more representative of our investing activities, and they will be available for future needs of the Company to support its projected growth.

The carrying value of certain assets and liabilities is considered to be representative of their fair value, due to the short term nature of these instruments. Such assets and liabilities include cash and cash equivalents, marketable securities, accounts and notes receivable, prepaid expenses and other, and accounts payable (including income taxes payable and accrued expenses).

The following tables provide fair value measurement information for our marketable securities and deferred compensation fund investment assets as of December 31, 2012 and 2011:

	As of December 31, 2012
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable securities
Municipal bonds	$21,322,000	$21,322,000	$—	$21,322,000	$—
Equity securities — Deferred comp fund
Money Market	$4,114,000	$4,114,000	$—	$4,114,000	$—
Balanced and Lifestyle	6,311,000	6,311,000	6,311,000	—	—
Large Cap Growth	2,724,000	2,724,000	2,724,000	—	—
Small Cap Value	1,936,000	1,936,000	1,936,000	—	—
Fixed Income	1,461,000	1,461,000	1,461,000	—	—
International	785,000	785,000	785,000	—	—
Mid Cap Growth	500,000	500,000	500,000	—	—
Equity securities — Deferred comp fund	$17,831,000	$17,831,000	$13,717,000	$4,114,000	$—

	As of December 31, 2011
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable securities
Municipal bonds	$31,337,000	$31,337,000	$—	$31,337,000	$—
Equity securities — Deferred comp fund
Money Market	$3,029,000	$3,029,000	$—	$3,029,000	$—
Large Cap Value	2,716,000	2,716,000	2,716,000	—	—
Large Cap Growth	2,184,000	2,184,000	2,184,000	—	—
Small Cap Value	1,244,000	1,244,000	1,244,000	—	—
Fixed Income	1,429,000	1,429,000	1,429,000	—	—
Specialty	832,000	832,000	832,000	—	—
Balanced and Lifestyle	814,000	814,000	814,000	—	—
International	562,000	562,000	562,000	—	—
Large Cap Blend	500,000	500,000	500,000	—	—
Mid Cap Growth	363,000	363,000	363,000	—	—
Mid Cap Value	54,000	54,000	54,000	—	—
Small Cap Growth	53,000	53,000	53,000	—	—
Equity securities — Deferred comp fund	$13,780,000	$13,780,000	$10,751,000	$3,029,000	$—

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

For the years ended December 31, 2012, 2011 and 2010, the other income – investment and interest caption on our consolidated statements of comprehensive income includes unrealized losses from marketable securities of $82,000, $486,000 and $1,083,000 respectively, for investments recorded under the fair value option.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-than-temporary Impairments
December 31, 2012
Type of security:
Municipal bonds — available for sale	21,111,000	220,000	(9,000)	21,322,000	—
Total debt securities	$21,111,000	$220,000	$(9,000)	$21,322,000	$—
December 31, 2011
Type of security:
Municipal bonds	$2,167,000	$82,000	$—	$2,249,000	$—
Municipal bonds — available for sale	28,745,000	352,000	(9,000)	29,088,000	—
Total debt securities	$30,912,000	$434,000	$(9,000)	$31,337,000	$—
December 31, 2010
Type of security:
Municipal bonds	$18,029,000	$568,000	$—	$18,597,000	$—
Municipal bonds — available for sale	24,918,000	—	(78,000)	24,840,000	—
Total debt securities	$42,947,000	$568,000	$(78,000)	$43,437,000	$—

For the years ended December 31, 2012, 2011 and 2010, we received total proceeds of $16,838,000, $12,507,000 and $11,877,000, respectively, from sales of available for sale municipal bonds. These sales resulted in realized gains of $229,000, $95,000 and $69,000 recorded in other income – investment and interest caption on our statement of comprehensive income for the years ended December 31, 2012, 2011 and 2010, respectively. The basis for the sale of these securities was a specific identification of each bond sold during this period.

The following tables include contractual maturities of debt securities held at December 31, 2012 and 2011, which are classified as marketable securities in the consolidated Balance Sheet.

	As of December 31,
	2012	2011	2012	2011	2012	2011
Contractual maturity:	Municipal Bonds		Municipal Bonds — Available for Sale		Total Debt Securities
Maturing in one year or less	$—	$34,000	$5,164,000	$4,100,000	$5,164,000	$4,134,000
Maturing after one year through three years	—	2,215,000	12,134,000	18,874,000	12,134,000	21,089,000
Maturing after three years	—	—	4,024,000	6,114,000	4,024,000	6,114,000
Total debt securities	$—	$2,249,000	$21,322,000	$29,088,000	$21,322,000	$31,337,000

Note 4— Accounts and Notes Receivable

We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Congress has enacted a number of laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally dependent on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At December 31, 2012 and 2011, we had $10,730,000 and $6,693,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

Note 5— Allowance for Doubtful Accounts

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

In 2009 and 2010, Federal economic stimulus legislation was enacted to counter the impact of the economic crisis on state budgets. The legislation included the temporary provision of additional federal matching funds to help states maintain their Medicaid programs. This legislation to provide states with an extension of this fiscal relief was extended through June 2011, but at a reduced reimbursement rate. In July 2011, CMS issued a final rule that reduced Medicare payments to nursing centers by 11.1% and changed the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries. This new rule was effective as of October 1, 2011. Even if federal or state legislation is enacted that provides additional funding to Medicaid providers, given the volatility of the economic environment, it is difficult to predict the impact of this legislation on our clients’ liquidity and their ability to make payments to us as agreed.

In January 2013, the U.S. Congress enacted the American Taxpayer Relief Act of 2012, which delayed automatic spending cuts, including reduced Medicare payments to plans and providers up to 2%. These discretionary spending caps were originally enacted under provisions in the Budget Control Act of 2011, an initiative to reduce the federal deficit through the year 2021, also known as “sequestration.” The sequestration is set to go into effect starting March 2013, absent further action by Congress and the Administration.

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

	Year Ended December 31,
	2012	2011	2010
Bad debt provision	$2,160,000	$2,450,000	$2,200,000

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

Impaired Notes Receivable

We evaluate our notes receivable for impairment quarterly and on an individual client basis. Notes receivable considered impaired are generally attributable to clients that are either in bankruptcy, are subject to collection activity or those slow payers that are experiencing financial difficulties. In the event that our evaluation results in a determination that a note receivable is impaired, it is valued at the present value of expected cash flows or market value of related collateral. Summary schedules of impaired notes receivable, and the related reserve, for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Impaired Notes Receivable
Year ended December 31,	Balance Beginning of Year	Additions	Deductions	Balance End of Year	Average Outstanding Balance
2012	$1,855,000	$—	$216,000	$1,639,000	$1,747,000
2011	$1,910,000	$5,000	$60,000	$1,855,000	$1,883,000
2010	$2,900,000	$676,000	$1,666,000	$1,910,000	$2,405,000

	Reserve for Impaired Notes Receivable
Year ended December 31,	Balance Beginning of Year	Additions	Deductions	Balance End of Year
2012	$1,066,000	$108,000	$216,000	$958,000
2011	$930,000	$196,000	$60,000	$1,066,000
2010	$2,100,000	$496,000	$1,666,000	$930,000

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

Note 6 — Lease Commitments

We lease office facilities, equipment and autos under operating leases expiring on various dates through 2017. Certain office leases contain renewal options. The following is a schedule, by calendar year, of future minimum lease payments under operating leases that have remaining terms as of December 31, 2012.

Period/Year	Operating Leases
2013	$1,090,000
2014	918,000
2015	201,000
2016	—
2017	—
Thereafter	—
Total minimum lease payments	$2,209,000

Certain property leases provide for scheduled rent escalations. We do not consider the scheduled rent escalations to be material to our operating lease expenses individually or in the aggregate. Total expense for all operating leases was as follows:

	Year Ended December 31,
	2012	2011	2010
Operating lease expense	$1,451,000	$1,336,000	$1,158,000

Note 7— Share-Based Compensation

On May 29, 2012, the Company's shareholders adopted and approved the 2012 Equity Incentive Plan (the "2012 Plan"), under which current or prospective officers, employees, non-employee directors and advisors can receive share-based awards such as stock options, restricted stock and other stock awards. The 2012 Plan seeks to promote the highest level of performance by providing an economic interest in the long-term success of the Company. As of this date, no further grants were permitted under any previously existing stock plans (the "Pre-existing Plans"). Additionally, all remaining shares available for future grants under the Pre-existing Plans became available for issuance under the 2012 Plan.

In addition to the 2012 Plan, the Company also had two compensation plans at December 31, 2012 which are described below: the 2000 Employee Stock Purchase Plan (the “ESPP”) and the Supplemental Executive Retirement Plan (the “SERP”).

A summary of stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010 is as follows:

	December 31,
	2012	2011	2010
Employee Stock Purchase Plan (ESPP)	$641,000	$282,000	$317,000
Stock-based compensation — Stock options	1,897,000	1,870,000	1,015,000
Total pre-tax stock-based compensation expense charged against income (1)	$2,538,000	$2,152,000	$1,332,000

(1)	Stock-based compensation expense is recorded in the selling, general and administrative caption in our consolidated statements of comprehensive income.

With respect to our SERP, we recorded expense of $560,000, $444,000 and $400,000 (representing the Company’s 25% match of participants’ deferrals) for the years ended December 31, 2012, 2011 and 2010, respectively. Both the SERP match and deferrals are included in the selling, general and administrative caption in our consolidated statements of comprehensive income.

Equity Incentive Plan

The Nominating, Compensation and Stock Option Committee of the Board of Directors is responsible for determining the individuals who will be granted options, the number of options each individual will receive, the option price per share (in accordance with the terms of our option plan), and the exercise period of each option.

We have outstanding stock options that were granted under the Pre-existing Plans to non-employee directors, officers and employees of the Company and other specified groups, depending on the plan. No further grants are allowed under the Pre-existing Plans. As of December 31, 2012, 5,969,000 shares of common stock were reserved for issuance under our equity incentive plan, including 3,337,000 shares which are available for future grant. The stock option price will not be less than the fair market value of the common stock on the date the option is granted. No option grant will have a term in excess of ten years. The options granted in 2012, 2011 and 2010 become vested and exercisable ratably over a five year period on each yearly anniversary date of the option grant.

A summary of stock option activity is as follows:

	2012		2011		2010
	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares
Beginning of period	$10.97	2,912,000	$9.14	3,002,000	$7.55	3,077,000
Granted	17.50	601,000	16.11	510,000	14.31	670,000
Cancelled	14.53	(134,000)	12.67	(96,000)	9.27	(41,000)
Exercised	7.81	(747,000)	4.93	(504,000)	7.10	(704,000)
End of period	$13.18	2,632,000	$10.97	2,912,000	$9.14	3,002,000

The weighted average grant-date fair value of stock options granted during 2012, 2011 and 2010 was $4.74, $3.26 and $3.98 per common share, respectively.

The following table summarizes information about stock options outstanding at December 31, 2012.

	Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number Exercisable	Weighted Average Exercise Price
$3.68 — 10.39	812,000	3.63	$7.53	605,000	$6.56
13.93	296,000	5.01	13.93	206,000	13.93
14.31	506,000	7.01	14.31	160,000	14.31
16.11	444,000	8.01	16.11	69,000	16.11
$17.50	574,000	8.99	17.50	—	17.50
	2,632,000	6.34	$13.18	1,040,000	$9.84

Fair Value Estimates

The fair value of options granted during 2012, 2011 and 2010 is estimated on the date of grant using the Black-Scholes option valuation model based on the following assumptions:

	2012	2011	2010
Risk-free interest rate	1.30%	2.60%	2.50%
Weighted average expected life in years — Stock Options	6.8 years	7.4 years	4.5 years
Expected volatility	39.2%	27.4%	42.1%
Dividend yield	3.60%	3.66%	3.45%
Forfeiture rate	2.90%	3.81%	3.88%

Other Information

Other information pertaining to activity of our stock options during the years ended December 31, 2012, 2011 and 2010 was as follows:

	2012	2011	2010
Aggregate intrinsic value of stock options exercised	$10,465,000	$5,059,000	$5,613,000
Aggregate intrinsic value of outstanding stock options	$26,472,000	$19,570,000	$21,393,000
Total grant-date fair value of stock options granted	$2,438,000	$1,477,000	$2,176,000
Total fair value of options vested during period	$1,409,000	$1,551,000	$579,000

The unrecognized compensation cost related to stock options granted but not yet vested at December 31, 2012, 2011 and 2010 was approximately $3,999,000, $3,547,000 and $3,356,000, respectively. The weighted average remaining period over which the above amounts are expected to be recognized was four years for each year ended December 31, 2012, 2011 and 2010.

Employee Stock Purchase Plan

Since January 1, 2000, we have had a non-compensatory ESPP for all eligible employees. All full-time and certain part-time employees who have completed two years of continuous service with us are eligible to participate. The ESPP was implemented through five annual offerings. On January 1, 2000, the first annual offering commenced. On February 12, 2004 (effective January 1, 2004), our Board of Directors extended the ESPP for an additional eight annual offerings. On April 12, 2011, the Board of Directors extended the ESPP for an additional five offerings through 2016. Annual offerings commence and terminate on the respective year’s first and last calendar day. Under the ESPP, we are authorized to issue up to 4,050,000 shares of our common stock to our employees. Pursuant to such authorization, we have 2,541,000 shares available for future grant at December 31, 2012. Furthermore, under the terms of the ESPP, eligible employees may contribute through payroll deductions up to $21,250 (85% of IRS limitation) of their compensation toward the purchase of the Company's common stock. No employee may purchase common stock which exceeds $25,000 in fair market value (determined on the date of grant) for each calendar year. The price per share is equal to the lower of 85% of the fair market price on the first day of the offering period, or 85% of the fair market price on the day of purchase.

The following table summarizes information about our ESPP annual offerings for the years ended December 31, 2012, 2011 and 2010:

	ESPP Annual Offering
	2012	2011	2010
Common shares purchased	79,000	71,000	75,000
Per common share purchase Price	$15.04	$13.83	$12.07
Amount expensed under ESPP	$641,000	$282,000	$317,000
Net proceeds from issuance	$1,192,000	$978,000	$911,000
Common shares date of issue	Jan. 4, 2013	Jan. 4, 2012	Jan. 6, 2011

Deferred Compensation Plan

Since January 1, 2000, we have had a SERP for certain key executives and employees. The SERP is not qualified under Section 401 of the Internal Revenue Code. Effective in Plan year 2010, the Plan was amended to allow participants to defer up to 25% of their earned income on a pre-tax basis. Prior to the amendment, participants were eligible to defer up to 15% of their earned income on a pre-tax basis. As of the last day of each plan year, each participant will receive a 25% match of up to 15% of their deferral in the form of our Common Stock based on the then current market value. The 2010 amendment increased the deferral amount to 25% of their earned income on a pre-tax basis, but the 25% match is still limited to a maximum of 15% of eligible participants’ deferral. SERP participants fully vest in our matching contribution three years from the first day of the initial year of participation. The income deferred and our matching contributions are unsecured and subject to the claims of our general creditors. Under the SERP, we are authorized to issue up to 1,013,000 shares of our common stock to our employees. Pursuant to such authorization, we have 471,000 shares available for future grant at December 31, 2012 (after deducting the 2012 funding of 24,000 shares delivered in 2013 and adding back 9,000 shares forfeited during 2012). In the aggregate, since initiation of the SERP, the Company’s 25% match has resulted in 541,000 shares (including the 2012 funding of shares delivered in 2013, net of forfeited shares) being issued to the trustee. At the time of issuance, such shares were accounted for at cost, as treasury stock. At December 31, 2012, approximately 282,000 of such shares are vested and remain in the respective active participants’ accounts. The following table summarizes information about our SERP for the plan years ended December 31, 2012, 2011 and 2010:

	SERP Plan Year
	2012		2011		2010
Amount of company match expensed under SERP	$560,000		$444,000		$400,000
Treasury shares issued to fund SERP expense	24,000		26,000		25,000
SERP trust account balance at December 31	$24,997,000	(1)	$18,942,000	(1)	$16,534,000	(1)
Unrealized gain (loss) recorded in SERP liability account	$1,718,000		$(104,000)		$1,325,000

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

Note 8— Other Employee Benefit Plans

Retirement Savings Plan

Since October 1, 1999, we have had a retirement savings plan for employees (the “RSP”) under Section 401(k) of the Internal Revenue Code. The RSP allows eligible employees to contribute up to fifteen percent (15)% of their eligible compensation on a pre-tax basis. There is no match by the Company.

Note 9— Dividends

We have paid regular quarterly cash dividends since the second quarter of 2003. During 2012, we paid regular quarterly cash dividends totaling $44,093,000 as detailed below:

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Cash dividend per common share	$0.16125	$0.1625	$0.16375	$0.1650
Total cash dividends paid	$10,847,000	$10,956,000	$11,063,000	$11,227,000
Record date	February 24	April 27	July 27	October 26
Payment date	March 26	May 18	August 24	November 30

Additionally, on January 22, 2013, our Board of Directors declared a regular quarterly cash dividend of $0.16625 per common share, which will be paid on March 15, 2013 to shareholders of record as of the close of business on February 22, 2013.

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

Note 10— Income Taxes

The following table summarizes the provision for income taxes:

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$24,350,000	$15,053,000	$15,398,000
State	5,373,000	4,488,000	3,889,000
	29,723,000	19,541,000	19,287,000
Deferred:
Federal	(3,048,000)	296,000	323,000
State	(625,000)	(181,000)	68,000
	(3,673,000)	115,000	391,000
Tax Provision	$26,050,000	$19,656,000	$19,678,000

Deferred income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax basis of assets and liabilities.

Significant components of our federal and state deferred tax assets and liabilities are as follows:

	Years Ended December 31,
	2012	2011
Net current deferred assets (liabilities):
Allowance for doubtful accounts	$1,580,000	$1,794,000
Accrued insurance claims — current	2,727,000	2,108,000
Expensing of housekeeping supplies	(4,432,000)	(4,176,000)
Other	(450,000)	(677,000)
	$(575,000)	$(951,000)
Net noncurrent deferred assets (liabilities):
Deferred compensation	$7,095,000	$6,046,000
Non-deductible reserves	8,000	11,000
Depreciation of property and equipment	(3,028,000)	(3,019,000)
Accrued insurance claims — noncurrent	6,255,000	4,920,000
Amortization of intangibles	522,000	(78,000)
Other	363,000	301,000
	$11,215,000	$8,181,000

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

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2012	2011	2010
Tax expense computed at statutory rate	$24,592,000	$20,234,000	$18,942,000
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	3,086,000	2,800,000	2,572,000
Federal jobs credits	(1,110,000)	(4,196,000)	(1,615,000)
Tax exempt interest	(99,000)	(253,000)	(370,000)
Other, net	(419,000)	1,071,000	149,000
	$26,050,000	$19,656,000	$19,678,000

Management performs an evaluation each period of its tax positions taken and expected to be taken in tax returns. The evaluation is performed on positions relating to tax years that remain subject to examination by major tax jurisdictions, the earliest of which is tax year ended December 31, 2009. Based on our evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Therefore, the table reporting on the change in the liability for unrecognized tax benefits during the year ended December 31, 2012 is omitted as there is no activity to report in such account for the year ended December 31, 2012, and there was no balance of unrecognized tax benefits at the beginning of the year.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Income taxes paid for the last three fiscal years are as follows:

	Year Ended December 31,
	2012	2011	2010
Income taxes paid	$24,681,000	$14,614,000	$21,251,000

Note 11—Related Party Transactions

The brother of a former officer and director (collectively “Related Party”), had ownership interests in several different client facilities which had entered into service agreements with us. For the years ended December 31, 2012 and 2011, we did not have any active service agreements with these facilities. For the year ended December 31, 2010, the service agreement with the client facilities in which the Related Party had ownership interests resulted in revenues of approximately $4,145,000.

At December 31, 2012 and 2011, we did not have any outstanding receivables from the Related Party.

Another of our directors is a member of a law firm which was retained by us. During the years ended December 31, 2012, 2011 and 2010, fees received from us by such firm did not exceed $125,000 in any period. Additionally, such fees did not exceed, in any period, 5% of such firm’s revenues.

Note 12—Segment Information

Reportable Operating Segments

U.S. GAAP establishes standards for reporting information regarding operating segments in annual financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group in making decisions on how to allocate resources and assess performance.

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

	Housekeeping Services	Dietary Services	Corporate and Eliminations		Total
Year Ended December 31, 2012
Revenues	$737,407,000	$339,855,000	$173,000	(1)	$1,077,435,000
Income before income taxes	69,429,000	18,474,000	(17,639,000)	(1)	70,264,000
Depreciation and amortization	4,069,000	676,000	371,000		5,116,000
Total assets	144,412,000	62,263,000	124,508,000	(2)	331,183,000
Capital expenditures	$2,765,000	$453,000	$266,000		$3,484,000
Year Ended December 31, 2011
Revenues	$654,886,000	$234,247,000	$(68,000)	(1)	$889,065,000
Income before income taxes	63,395,000	11,678,000	(17,261,000)	(1)	57,812,000
Depreciation and amortization	3,428,000	614,000	345,000		4,387,000
Total assets	135,223,000	57,034,000	97,438,000	(2)	289,695,000
Capital expenditures	$4,697,000	$372,000	$476,000		$5,545,000
Year Ended December 31, 2010
Revenues	$595,924,000	$178,061,000	$(29,000)	(1)	$773,956,000
Income before income taxes	56,087,000	7,584,000	(9,552,000)	(1)	54,119,000
Depreciation and amortization	2,874,000	595,000	295,000		3,764,000
Total assets	124,494,000	39,683,000	113,757,000	(2)	277,934,000
Capital expenditures	$3,693,000	$144,000	$337,000		$4,174,000

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

Total Revenues from Clients

The following revenues earned from clients differ from segment revenues reported above due to the inclusion of adjustments used for segment reporting purposes by management. We earned total revenues from clients in the following service categories:

	Year Ended December 31,
	2012	2011	2010
Housekeeping services	$492,319,000	$440,924,000	$399,031,000
Laundry and linen services	240,670,000	210,896,000	194,258,000
Dietary services	339,867,000	234,542,000	178,271,000
Maintenance services and other	4,579,000	2,703,000	2,396,000
	$1,077,435,000	$889,065,000	$773,956,000

Major Client

We have one client, a nursing home chain, which in 2012, 2011 and 2010 accounted for 7%, 9% and 11%, respectively, of total revenues. In the year ended December 31, 2012, we derived 9% and 3%, respectively, of the Housekeeping and Dietary segments’ revenues from such client. Additionally, at both December 31, 2012 and 2011, amounts due from such client represented less than 1% of our accounts receivable balance.

	Year Ended December 31,
	2012	2011	2010
Total revenues	7%	9%	11%
Housekeeping	9%	11%	11%
Dietary services	3%	5%	9%

Note 13— Earnings Per Common Share

Basic net earnings per share are computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted net earnings per share. The computations of basic net earnings per share and diluted net earnings per share for 2012, 2011 and 2010 are as follows:

	Year ended December 31, 2012
	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net income	$44,214,000
Basic earnings per common share	$44,214,000	67,511,000	$0.65
Effect of dilutive securities:
Options		974,000	—
Diluted earnings per common share	$44,214,000	68,485,000	$0.65

	Year ended December 31, 2011
	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net income	$38,156,000
Basic earnings per common share	$38,156,000	66,637,000	$0.57
Effect of dilutive securities:
Options		948,000	(0.01)
Diluted earnings per common share	$38,156,000	67,585,000	$0.56

	Year ended December 31, 2010
	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net income	$34,441,000
Basic earnings per common share	$34,441,000	65,917,000	$0.52
Effect of dilutive securities:
Options		1,091,000	(0.01)
Diluted earnings per common share	$34,441,000	67,008,000	$0.51

For the years ended December 31, 2012, 2011 and 2010, options to purchase 576,000, 510,000 and 1,037,000 shares, respectively, were excluded from the computation of diluted earnings per common share as the exercise price of such options were in excess of the average market value of our common stock at the respective year end.

Note 14—Other Contingencies

We have a $57,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At December 31, 2012, there were no borrowings under the line of credit. However, at such date, we had outstanding a $40,420,000 (increased to $43,520,000 on January 1, 2013) irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $40,420,000 at December 31, 2012. The line of credit requires us to satisfy two financial covenants. We are in compliance with the financial covenants at December 31, 2012 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2013. We believe the line of credit will be renewed at that time.

We provide our services in 48 states and are subject to numerous local taxing jurisdictions within those states. Consequently, in the ordinary course of business, a jurisdiction may contest our reporting positions with respect to the application of its tax code to our services. A jurisdiction’s conflicting position on the taxability of our services could result in additional tax liabilities.

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

In January 2013, the U.S. Congress enacted the American Taxpayer Relief Act of 2012, which delayed automatic spending cuts, including reduced Medicare payments to plans and providers up to 2%. These discretionary spending caps were originally enacted under provisions in the Budget Control Act of 2011, an initiative to reduce the federal deficit through the year 2021, also known as “sequestration.” The sequestration is set to go into effect starting March 2013, absent further action by Congress and the Administration.

Note 15—Accrued Insurance Claims

We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance, which comprise approximately 22% of our liabilities at December 31, 2012. Under our insurance plans for general liability and workers' compensation, predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost. Our accounting for this plan is affected by various uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We address these uncertainties by regularly evaluating our claims’ pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluations are based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/or industry trends result in an unfavorable change resulting from, among other factors, the severity levels of reported claims and medical cost inflation, as compared to historical claim trends, it would have an adverse effect on our results of operations and financial condition. Under these plans, predetermined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.

For workers’ compensation, we record a reserve based on the present value of estimated future cost of claims and related expenses that have been reported but not settled, including an estimate of claims incurred but not reported that are developed as a result of a review of our historical data and open claims. The present value of the payout is determined by applying an 8% discount factor against the estimated value of the claims over the estimated remaining pay-out period. Reducing the discount factor by 1% would reduce net income for the year ended December 31, 2012 by approximately $26,000. Additionally, reducing the estimated payout period by six months would result in an approximate $63,000 reduction in net income.

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

Note 17—Selected Quarterly Financial Data (Unaudited)

The following tables summarize the unaudited quarterly financial data for the last two fiscal years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Revenues	$260,607,000	$267,108,000	$272,681,000	$277,039,000
Operating costs and expenses	$248,477,000	$248,730,000	$255,070,000	$257,814,000
Income before income taxes	$13,783,000	$18,283,000	$18,573,000	$19,625,000
Net income	$8,579,000	$11,320,000	$11,517,000	$12,798,000
Basic earnings per common share(1)	$0.13	$0.17	$0.17	$0.19
Diluted earnings per common share(1)	$0.13	$0.17	$0.17	$0.19
Cash dividends per common share(1)	$0.16	$0.16	$0.16	$0.17
2011
Revenues	$208,390,000	$211,507,000	$218,929,000	$250,239,000
Operating costs and expenses	$196,765,000	$197,253,000	$202,385,000	$235,861,000
Income before income taxes	$12,339,000	$14,717,000	$15,189,000	$15,567,000
Net income	$7,767,000	$9,828,000	$9,996,000	$10,565,000
Basic earnings per common share(1)	$0.12	$0.15	$0.15	$0.16
Diluted earnings per common share(1)	$0.12	$0.15	$0.15	$0.16
Cash dividends per common share(1)	$0.16	$0.16	$0.16	$0.16

(1)	Year-to-date earnings and cash dividends per common share amounts may differ from the sum of quarterly amounts due to rounding.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Grant Thornton, LLP, our independent registered public accounting firm, also audited our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s audit report are included in this Annual Report on Form 10-K within Part II, Item 8 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information.

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The information regarding directors and executive officers is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to its shareholders in connection with its 2013 Annual Meeting of Shareholders and to be filed within 120 days of the close of the year ended December 31, 2012.

Item 11.   Executive Compensation.

The information regarding executive compensation is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to shareholders in connection with its 2013 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2012.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to shareholders in connection with its 2013 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ending December 31, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth for the Company’s equity compensation plans, on an aggregated basis, the number of shares of its Common Stock subject to outstanding options, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of December 31, 2012.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,632,000	(1)	$13.18	6,349,000	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	2,632,000		$13.18	6,349,000

(1)	Represents shares of Common Stock issuable upon exercise of outstanding options granted under the 2012 Equity Incentive Plan and carryover shares from Pre-existing Plans.

(2)
Includes options to purchase 3,337,000,000 shares available for future grant under the Company’s 2012 Equity Incentive Plan and carryover shares from Pre-existing Plans. Also includes 2,541,000 and 471,000 shares available for issuance under the Company’s 1999 Employee Stock Purchase Plan and 1999 Deferred Compensation Plan, respectively (collectively, the “1999 Plans”). Treasury shares may be issued under the 1999 Plans.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information regarding certain relationships and related transactions is incorporated herein by reference to the Company’s definitive proxy statement mailed to shareholders in connection with its 2013 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2012.

Item 14.   Principal Accounting Fees and Services.

The information regarding principal accounting fees and services is incorporated herein by reference to the Company’s definitive proxy statement mailed to shareholders in connection with its 2013 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2012.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)	The following financial statements, schedules and exhibits are filed as part of this report:

1.	Index to Consolidated Financial Statements — The Financial Statements required by this item are listed on the Index to Financial Statements in Part II, Item 8 of this report.

2.	Index to Financial Statement Schedules —

a.	Schedule II—Valuation and Qualifying Accounts and Reserves; and

b.	Other financial statement schedules are not included because they are not required or the information is otherwise shown in the financial statements or notes thereto.

3.	Index to Exhibits —

a.	The exhibits listed below are filed as part of, or are incorporated by reference into, this report.

(b)	See Item 15(a)(3) above.

(c)	See Item 15(a)(2) above.

Healthcare Services Group, Inc.
Schedule II — Valuation and Qualifying Accounts and Reserves

		Additions
Description	Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (A)	Ending Balance
2012
Allowance for Doubtful Accounts	$4,506,000	$2,160,000	$—	$2,696,000	$3,970,000
2011
Allowance for Doubtful Accounts	$4,069,000	$2,450,000	$—	$2,013,000	$4,506,000
2010
Allowance for Doubtful Accounts	$4,640,000	$2,200,000	$—	$2,771,000	$4,069,000

(A) Represents write-offs

Exhibit Index

The following Exhibits are filed as part of this Report (references are to Reg. S-K Exhibit Numbers):

Exhibit Number	Description
3.1	Articles of Incorporation of the Registrant, as amended, are incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-2 (File No. 33-35798).
3.2	Amendment to Articles of Incorporation of the Registrant as of May 30, 2000, is incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the period ended December 31, 2001
3.3	Amendment to Articles of Incorporation of the Registrant as of May 22, 2007, is incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 24, 2007.
3.4	Amended and Restated By-laws of the Registrant as of July 18, 1990 are incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-2 (File No. 33-35798).
3.5	Amendment to Amended and Restated By-laws of the Registrant as of July 14, 2009 is incorporated by reference to Exhibit 99.2 to the Company’s Form 10-Q for the quarter ended June 30, 2009.
4.1
Specimen Certificate of the Common Stock, $.01 par value, of the Registrant is incorporated by reference to Exhibit 4.1 of Registrant’s Registration Statement on Form S-18 (Commission File No. 2-87625-W).

4.2(1)	Employee Stock Purchase Plan of the Registrant is incorporated by reference to Exhibit 4(a) of Registrant’s Registration Statement on Form S-8 (Commission File No. 333-92835).
4.3(1)	Amendment to Employee Stock Purchase Plan is incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K for the period ended December 31, 2003.
4.4(1)	Deferred Compensation Plan is incorporated by reference to Exhibit 4(b) of Registrant’s Registration Statement on Form S-8 (Commission File No. 333-92835).
4.5(1)	Amended and Restated Deferred Compensation Plan is incorporated by reference to Exhibit 10.01 to the Company’s Form 10-Q for the quarter ended September 30, 2012.
10.1(1)	2012 Equity Incentive Plan is incorporated by reference to Exhibit 10.01 to the Company’s Form 10-Q for the quarter ended June 30, 2012.
10.2	Healthcare Services Group, Inc. Dividend Reinvestment Plan is incorporated by reference to the Company’s Registration Statement on Form S-3 (Commission File No. 333-108182).
14	Code of Ethics and Business Conduct. Such document is available at our website www.hcsgcorp.com
21	List of subsidiaries is filed herewith in Part I, Item I.*
23	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*
EX-101	XBRL Instance Document**
EX-101	XBRL Taxonomy Extension Schema Document**
EX-101	XBRL Taxonomy Calculation Linkbase Document**
EX-101	XBRL Taxonomy Extension Definition Linkbase Document**
EX-101	XBRL Taxonomy Labels Linkbase Document**
EX-101	XBRL Taxonomy Presentation Linkbase Document**

*	Filed herewith.
(1)	Indicates a management plan or compensatory plan or arrangement.
**
Furnished herewith. Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 21, 2013	HEALTHCARE SERVICES GROUP, INC.
(Registrant)

	By:	/s/ Daniel P. McCartney
Daniel P. McCartney
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Daniel P. McCartney	Chief Executive Officer and Chairman	February 21, 2013
Daniel P. McCartney	(Principal Executive Officer)

/s/ John C. Shea	Chief Financial Officer and Secretary	February 21, 2013
John C. Shea	(Principal Financial Officer)

/s/ Theodore Wahl	Director and President and Chief Operating Officer	February 21, 2013
Theodore Wahl

/s/ Michael E. McBryan	Director and Executive Vice President	February 21, 2013
Michael E. McBryan

/s/ Joseph F. McCartney	Director and Divisional Vice President	February 21, 2013
Joseph F. McCartney

/s/ Robert L. Frome	Director	February 21, 2013
Robert L. Frome

/s/ Diane S. Casey	Director	February 21, 2013
Diane S. Casey

/s/ John M. Briggs	Director	February 21, 2013
John M. Briggs

/s/ Robert J. Moss	Director	February 21, 2013
Robert J. Moss

/s/ Dino D. Ottaviano	Director	February 21, 2013
Dino D. Ottaviano

/s/ John J. McFadden	Director	February 21, 2013
John J. McFadden