Form 10-Q
period 2013-06-30
HEALTHCARE SERVICES GROUP INC
filed 2013-07-25
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Common Stock, $.01 par value: 69,785,000 shares outstanding as of July 22, 2013.

Healthcare Services Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2013

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report and documents incorporated by reference into this report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; from having several significant clients who each individually contributed at least 3% to 5% of our total consolidated revenues for the three and six months ended June 30, 2013; risks associated with our acquisition of Platinum Health Services, LLC; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services; and the risk factors described in Part I of our Form 10-K for the fiscal year ended December 31, 2012 under “Government Regulation of Clients,” “Competition” and “Service Agreements/Collections,” and under Item IA “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2012. Many of our clients’ revenues are highly contingent on Medicare, Medicaid and other payors’ reimbursement funding rates, which Congress and related agencies have affected through the enactment of a number of major laws and regulations during the past decade, including the March 2010 enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. In July 2011, the United States Center for Medicare Services (“CMS”) issued final rulings which, among other things, reduced (effective October 1, 2011) Medicare payments to nursing centers by 11.1% and changed the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries. In January 2013, the U.S. Congress enacted the American Taxpayer Relief Act of 2012, which delayed automatic spending cuts of $1.2 trillion, including reduced Medicare payments to plans and providers up to 2%. These discretionary spending caps were originally enacted under provisions in the Budget Control Act of 2011, an initiative to reduce the federal deficit through the year 2021, also known as “sequestration.” The sequestration went into effect starting March 2013. Currently, the U.S. Congress is considering further changes or revising legislation relating to health care in the United States which, among other initiatives, may impose cost containment measures impacting our clients. These enacted laws, proposed laws and forthcoming regulations have significantly altered, or threaten to alter, overall government reimbursement funding rates and mechanisms. The overall effect of these laws and trends in the long-term care industry has affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor-related costs, materials, supplies and equipment used in performing services could not be passed on to our clients.

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

PART I — FINANCIAL INFORMATION.
Item 1. Financial Statements (Unaudited).
Healthcare Services Group, Inc.
Consolidated Balance Sheets

	(Unaudited)
	June 30, 2013	December 31, 2012
ASSETS:
Current assets:
Cash and cash equivalents	$63,160,000	$68,949,000
Marketable securities, at fair value	22,026,000	21,322,000
Accounts and notes receivable, less allowance for doubtful accounts of $3,671,000 in 2013 and $3,970,000 in 2012	165,700,000	140,218,000
Inventories and supplies	28,648,000	28,675,000
Prepaid expenses and other	9,767,000	8,682,000
Total current assets	289,301,000	267,846,000
Property and equipment:
Laundry and linen equipment installations	2,441,000	2,336,000
Housekeeping and office equipment and furniture	26,879,000	26,098,000
Autos and trucks	310,000	315,000
	29,630,000	28,749,000
Less accumulated depreciation	19,427,000	18,477,000
	10,203,000	10,272,000
Goodwill	16,955,000	16,955,000
Other intangible assets, less accumulated amortization of $11,162,000 in 2013 and $10,078,000 in 2012	4,119,000	5,203,000
Notes receivable — long term portion, net of discount	2,502,000	1,823,000
Deferred compensation funding, at fair value	19,757,000	17,831,000
Deferred income taxes — long term portion	12,535,000	11,215,000
Other noncurrent assets	38,000	38,000
Total Assets	$355,410,000	$331,183,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$31,238,000	$22,810,000
Accrued payroll, accrued and withheld payroll taxes	28,823,000	31,997,000
Other accrued expenses	3,081,000	3,526,000
Income taxes payable	4,479,000	1,906,000
Deferred income taxes	537,000	575,000
Accrued insurance claims	7,110,000	6,850,000
Total current liabilities	75,268,000	67,664,000
Accrued insurance claims — long term portion	16,589,000	15,712,000
Deferred compensation liability	20,033,000	18,237,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 70,407,000 shares issued and outstanding in 2013 and 70,036,000 shares in 2012	704,000	700,000
Additional paid-in capital	122,148,000	113,495,000
Retained earnings	131,998,000	127,042,000
Accumulated other comprehensive income, net of taxes	44,000	127,000
Common stock in treasury, at cost, 1,899,000 shares in 2013 and 1,983,000 shares in 2012	(11,374,000)	(11,794,000)
Total stockholders’ equity	243,520,000	229,570,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$355,410,000	$331,183,000

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$273,604,000	$267,108,000	$547,508,000	$527,715,000
Operating costs and expenses:
Costs of services provided	234,602,000	230,206,000	469,793,000	457,701,000
Selling, general and administrative	19,363,000	18,524,000	40,153,000	39,506,000
Other income:
Investment and interest	219,000	(95,000)	1,253,000	1,558,000
Income before income taxes	19,858,000	18,283,000	38,815,000	32,066,000
Income taxes	6,925,000	6,963,000	10,928,000	12,167,000
Net income	$12,933,000	$11,320,000	$27,887,000	$19,899,000

Per share data:
Basic earnings per common share	$0.19	$0.17	$0.41	$0.30
Diluted earnings per common share	$0.19	$0.17	$0.40	$0.29

Weighted average number of common shares outstanding:
Basic	68,599,000	67,296,000	68,531,000	67,189,000
Diluted	69,370,000	68,228,000	69,366,000	68,155,000

Comprehensive income:
Net income	$12,933,000	$11,320,000	$27,887,000	$19,899,000
Other comprehensive income:
Unrealized loss on available for sale marketable securities, net of taxes	(106,000)	(17,000)	(83,000)	(190,000)
Total comprehensive income	$12,827,000	$11,303,000	$27,804,000	$19,709,000

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$27,887,000	$19,899,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,707,000	2,528,000
Bad debt provision	650,000	1,350,000
Deferred income benefits	(1,305,000)	(2,405,000)
Stock-based compensation expense	1,196,000	1,144,000
Amortization of premium on marketable securities	303,000	346,000
Unrealized loss on marketable securities	—	82,000
Unrealized gain on deferred compensation fund investments	(759,000)	(937,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	(26,812,000)	(7,891,000)
Prepaid income taxes	—	3,740,000
Inventories and supplies	27,000	(1,906,000)
Deferred compensation funding	(1,926,000)	(1,078,000)
Accounts payable and other accrued expenses	8,454,000	10,759,000
Accrued payroll, accrued and withheld payroll taxes	(1,989,000)	536,000
Accrued insurance claims	1,137,000	3,485,000
Deferred compensation liability	2,922,000	2,360,000
Income taxes payable	2,573,000	—
Prepaid expenses and other assets	(1,085,000)	(4,630,000)
Net cash provided by operating activities	13,980,000	27,382,000

Cash flows from investing activities:
Disposals of fixed assets	150,000	10,000
Additions to property and equipment	(1,702,000)	(1,825,000)
Purchases of marketable securities	(4,597,000)	(6,362,000)
Sales of marketable securities	3,450,000	15,784,000
Net cash (used in) provided by investing activities	(2,699,000)	7,607,000

Cash flows from financing activities:
Dividends paid	(22,931,000)	(21,803,000)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	53,000	59,000
Tax benefit from equity compensation plans	1,128,000	1,051,000
Proceeds from the exercise of stock options	4,680,000	2,664,000
Net cash used in financing activities	(17,070,000)	(18,029,000)

Net (decrease) increase in cash and cash equivalents	(5,789,000)	16,960,000
Cash and cash equivalents at beginning of the period	68,949,000	38,639,000
Cash and cash equivalents at end of the period	$63,160,000	$55,599,000

Supplementary Cash Flow Information:
Income taxes cash payments, net of refunds	$8,531,000	$9,782,000
Issuance of Common Stock in 2013 and 2012, respectively, pursuant to Employee Stock Plans	$1,842,000	$1,250,000

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statement of Stockholders’ Equity
(Unaudited)

	For the Six Months Ended June 30, 2013
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2012	70,036,000	$700,000	$113,495,000	$127,000	$127,042,000	$(11,794,000)	$229,570,000
Comprehensive income:
Net income for the period					27,887,000		27,887,000
Unrealized loss on available for sale marketable securities, net of taxes				(83,000)			(83,000)
Comprehensive income							27,804,000
Exercise of stock options and other stock-based compensation, net of shares tendered for payment	371,000	4,000	4,636,000			40,000	4,680,000
Tax benefit from equity compensation plans			1,128,000				1,128,000
Share-based compensation expense — stock options and restricted stock			1,011,000				1,011,000
Treasury shares issued for Deferred Compensation Plan funding and redemptions			352,000			11,000	363,000
Shares issued pursuant to Employee Stock Plans			1,370,000			472,000	1,842,000
Cash dividends					(22,931,000)		(22,931,000)
Shares issued pursuant to Dividend Reinvestment Plan			156,000			(103,000)	53,000
Balance — June 30, 2013	70,407,000	$704,000	$122,148,000	$44,000	$131,998,000	$(11,374,000)	$243,520,000

See accompanying notes.

Healthcare Services Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1— Description of Business and Significant Accounting Policies

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows. However, in our opinion, all adjustments which are of a normal recurring nature and necessary for a fair presentation have been reflected in these consolidated financial statements. The balance sheet shown in this report as of December 31, 2012 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 2012. The financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for any future period.

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

We provide our services primarily pursuant to full service agreements with our clients. In such agreements, we are responsible for the day-to-day management of the managers and hourly employees located at our clients’ facilities. We also provide services on the basis of a management-only agreement for a very limited number of clients. Our agreements with clients typically provide for a one year service term, cancelable by either party upon 30 to 90 days’ notice after the initial 90-day period.

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

As of June 30, 2013, we operate two wholly-owned subsidiaries, Huntingdon Holdings, Inc. (“Huntingdon”) and Healthcare Staff Leasing Solutions, LLC (“Staff Leasing”). Huntingdon invests our cash and cash equivalents and manages our portfolio of marketable securities. Staff Leasing is an entity formed in 2011 to offer professional employer organization (“PEO”) services to potential clients in the health care industry. As of June 30, 2013, we have PEO service contracts in two states. During the three and six months ended June 30, 2013 and 2012, operating results from our PEO service contracts were not material.

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

As a distributor of laundry equipment, we occasionally sell laundry installations to certain clients. The sales in most cases represent the construction and installation of a turn-key operation and are for payment terms ranging from 24 to 60 months. Our accounting policy for these sales is to recognize the gross profit over the life of the payments associated with our financing of the transactions. During the three and six months ended June 30, 2013 and 2012, laundry installation sales were not material.

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

Concentrations of Credit Risk

Financial instruments, as defined by U.S. GAAP, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, marketable securities, deferred compensation funding and accounts and notes receivable. We define our marketable securities as fixed income investments which are highly liquid investments that can be readily purchased or sold using established markets. At June 30, 2013 and December 31, 2012, substantially all of our cash and cash equivalents, and marketable securities were held in one large financial institution located in the United States.

Our clients are concentrated in the health care industry, primarily providers of long-term care. Many of our clients’ revenues are highly contingent on Medicare, Medicaid and third party payors’ reimbursement funding rates. Congress has enacted a number of major laws during the past decade that have significantly altered, or threatened to alter, overall government reimbursement for nursing home services. These changes and lack of substantive reimbursement funding rate reform legislation, as well as other trends in the long-term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, could result in significant additional bad debts in the future.

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

Note 2—Changes in Accumulated Other Comprehensive Income by Component

U.S. GAAP establishes standards for presenting information about significant items reclassified out of accumulated other comprehensive income by component. As of June 30, 2013 and December 31, 2012, respectively, we generated other comprehensive income from one component. This component relates to the unrealized gains and losses from our available for sale marketable securities during a given reporting period. Effective January 1, 2013, we elected to present this information in a separate disclosure.

The following table provides a summary of changes in accumulated other comprehensive income for the six months ended June 30, 2013:

Unrealized Gains and Losses on Available for Sale Securities (1)
Accumulated other comprehensive income — December 31, 2012	$127,000
Other comprehensive income before reclassifications	(72,000)
Amounts reclassified from accumulated other comprehensive income (2)(3)	(11,000)
Net current period change in other comprehensive income	(83,000)
Accumulated other comprehensive income — June 30, 2013	$44,000

(1)	All amounts are net of tax.

(2)	Realized gains and losses are recorded pre-tax in the other income - investment and interest caption on our consolidated statements of comprehensive income.

(3)	For the six months ended June 30, 2013, the Company recorded $16,000 of realized gains from the sale of available for sale securities. Refer to Note 4 herein for further information.

Note 3—Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired of businesses and is not amortized. Goodwill is evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the reporting unit to its carrying value.

Goodwill by reportable operating segment, as described in Note 9 herein, was approximately $14,894,000 and $2,061,000 for Housekeeping and Dietary as of June 30, 2013 and December 31, 2012, respectively.

The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 7 and 8 years).

The following table sets forth the amounts of our identifiable intangible assets subject to amortization, which were acquired in acquisitions.

	June 30, 2013	December 31, 2012
Customer relationships	$14,481,000	$14,481,000
Non-compete agreements	800,000	800,000
Total other intangibles, gross	15,281,000	15,281,000
Less accumulated amortization	11,162,000	10,078,000
Other intangibles, net	$4,119,000	$5,203,000

The customer relationships have a weighted-average amortization period of seven years and the non-compete agreements have a weighted-average amortization period of eight years. The following table sets forth the estimated amortization expense for intangibles subject to amortization for the following five fiscal years:

Period/Year	Customer Relationships	Non-Compete Agreements	Total
July 1 to December 31, 2013	$715,000	$50,000	$765,000
2014	1,112,000	67,000	1,179,000
2015	1,112,000	—	1,112,000
2016	569,000	—	569,000
2017	297,000	—	297,000
2018	197,000	—	197,000
Thereafter	—	—	—

Amortization expense for the three months ended June 30, 2013 and 2012 was $542,000 and $542,000, respectively. Amortization expense for the six months ended June 30, 2013 and 2012 was $1,084,000 and $1,084,000, respectively.

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

The following tables provide fair value measurement information for our marketable securities and deferred compensation fund investment assets as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable securities
Municipal bonds	$22,026,000	$22,026,000	$—	$22,026,000	$—
Deferred compensation fund
Money Market	$3,808,000	$3,808,000	$—	$3,808,000	$—
Balanced and Lifestyle	3,324,000	3,324,000	3,324,000	—	—
Large Cap Growth	1,706,000	1,706,000	1,706,000	—	—
Small Cap Value	2,172,000	2,172,000	2,172,000	—	—
Fixed Income	7,126,000	7,126,000	7,126,000	—	—
International	887,000	887,000	887,000	—	—
Mid Cap Growth	734,000	734,000	734,000	—	—
Deferred compensation fund	$19,757,000	$19,757,000	$15,949,000	$3,808,000	$—

	As of December 31, 2012
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable securities
Municipal bonds	$21,322,000	$21,322,000	$—	$21,322,000	$—
Deferred compensation fund
Money Market	$4,114,000	$4,114,000	$—	$4,114,000	$—
Balanced and Lifestyle	6,311,000	6,311,000	6,311,000	—	—
Large Cap Growth	2,724,000	2,724,000	2,724,000	—	—
Small Cap Value	1,936,000	1,936,000	1,936,000	—	—
Fixed Income	1,461,000	1,461,000	1,461,000	—	—
International	785,000	785,000	785,000	—	—
Mid Cap Growth	500,000	500,000	500,000	—	—
Deferred compensation fund	$17,831,000	$17,831,000	$13,717,000	$4,114,000	$—

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

Unrealized gains and losses from marketable securities for investments recorded under the fair value option are recorded in the other income – investment and interest caption on our consolidated statements of comprehensive income. For the three and six months ended June 30, 2013, there were no unrealized gains or losses recorded. For the three and six months ended June 30, 2012, we recorded unrealized losses from marketable securities of $26,000 and $82,000, respectively.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-than-temporary Impairments
June 30, 2013
Type of security:
Municipal bonds — available for sale	21,953,000	130,000	(57,000)	22,026,000	—
Total debt securities	$21,953,000	$130,000	$(57,000)	$22,026,000	$—

December 31, 2012
Type of security:
Municipal bonds — available for sale	21,111,000	220,000	(9,000)	21,322,000	—
Total debt securities	$21,111,000	$220,000	$(9,000)	$21,322,000	$—

For the three and six months ended June 30, 2013, we received total proceeds of $3,000,000 and $3,000,000 respectively, from sales of available for sale municipal bonds. These sales resulted in realized gains of $16,000 and $16,000 recorded in other income – investment and interest caption on our statement of comprehensive income for the three and six months ended June 30, 2013, respectively. The basis for the sale of these securities was a specific identification of each bond sold during this period.

For the three and six months ended June 30, 2012, we received total proceeds of $4,274,000 and $14,871,000 respectively, from sales of available for sale municipal bonds. These sales resulted in realized gains of $41,000 and $224,000 recorded in other income – investment and interest caption on our statement of comprehensive income for the three and six months ended June 30, 2012, respectively. The basis for the sale of these securities was a specific identification of each bond sold during this period.

The following tables include contractual maturities of debt securities held at June 30, 2013 and December 31, 2012, which are classified as marketable securities in the consolidated Balance Sheet.

	Municipal Bonds — Available for Sale
Contractual maturity:	June 30, 2013	December 31, 2012
Maturing in one year or less	$7,284,000	$5,164,000
Maturing after one year through three years	8,000,000	12,134,000
Maturing after three years	6,742,000	4,024,000
Total debt securities	$22,026,000	$21,322,000

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

A summary of stock-based compensation expense for the six months ended June 30, 2013 and 2012 is as follows:

	For the Six Months Ended June 30,
	2013	2012
Stock Options	$997,000	$949,000
Restricted Stock	14,000	—
Employee Stock Purchase Plan (ESPP)	185,000	195,000
Total pre-tax stock-based compensation expense charged against income (1)	$1,196,000	$1,144,000

(1)	Stock-based compensation expense is recorded in the selling, general and administrative caption in our consolidated statements of comprehensive income.

We have outstanding stock awards that were granted under the Pre-existing Plans to non-employee directors, officers and employees of the Company and other specified groups, depending on the Pre-existing Plan. No further grants are allowed under the Pre-existing Plans. As of June 30, 2013, 5,550,000 shares of common stock were reserved for issuance under our 2012 Plan, including 2,781,000 shares which are available for future grant. The stock price will not be less than the fair market value of the common stock on the date the award is granted. No stock grant will have a term in excess of ten years. Since 2008, all awards granted become vested and exercisable ratably over a five year period on each yearly anniversary date of the option grant.

A summary of our stock option activity is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price
December 31, 2012	2,632,000	$13.18
Granted	564,000	23.50
Cancelled	(49,000)	18.21
Exercised	(378,000)	12.46
June 30, 2013	2,769,000	$15.29

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2013 and 2012 was $6.81 and $4.74 per common share, respectively.

During the six months ended June 30, 2013, the Company granted 6,000 shares of restricted stock with a weighted average grant date fair value of $23.50.

The following table summarizes other information about stock options at June 30, 2013.

Stock Options
Range of exercise prices	$3.68 - 23.50
Outstanding:
Weighted average remaining contractual life (years)	6.60
Aggregate intrinsic value	$25,566,000
Exercisable:
Number of shares	1,174,000
Weighted average remaining contractual life (years)	4.50
Aggregate intrinsic value	$15,846,000

Fair Value Estimates

The fair value of stock awards granted in 2013 and 2012 was estimated on the date of grant using the Black-Scholes option valuation model based on the following assumptions:

	June 30, 2013	June 30, 2012
Risk-free interest rate	1.5%	1.3%
Weighted average expected life in years	6.0 years	6.8 years
Expected volatility	38.9%	39.2%
Dividend yield	2.8%	3.6%

Other Information

Other information pertaining to activity of our stock awards during the six months ended June 30, 2013 and 2012 was as follows:

	June 30, 2013	June 30, 2012
Total grant-date fair value of stock awards granted	$3,412,000	$2,438,000
Total fair value of stock awards vested during period	$1,897,000	$1,870,000
Total unrecognized compensation expense related to non-vested stock awards	$5,982,000	$4,948,000

At June 30, 2013, the unrecognized compensation cost related to stock awards granted but not yet vested, as reported above, was expected to be recognized through the fourth quarter of 2017 for the 2013 grants and the fourth quarter of 2016 for the 2012 grants.

Employee Stock Purchase Plan

Since January 1, 2000, we have had an ESPP for all eligible employees. All full-time and certain part-time employees who have completed two years of continuous service with us are eligible to participate. The ESPP was implemented through five annual offerings. On January 1, 2000, the first annual offering commenced. On February 12, 2004 (effective January 1, 2004), our Board of Directors extended the ESPP for an additional eight annual offerings. On April 12, 2011, the Board of Directors extended the ESPP for an additional five offerings through 2016. Annual offerings commence and terminate on the respective year’s first and last calendar day.

Under the ESPP, we are authorized to issue up to 4,050,000 shares of our common stock to our employees. Pursuant to such authorization, we have 2,541,000 shares available for future grant at June 30, 2013.

The stock-based compensation expense associated with our ESPP was estimated on the date of grant using the Black-Scholes option valuation model based on the following assumptions:

	June 30, 2013	June 30, 2012
Risk-free interest rate	0.24%	0.19%
Weighted average expected life in years	1.0 year	1.0 year
Expected volatility	27.6%	36.5%
Dividend yield	2.8%	3.6%

Note 6— Dividends

During the six months ended June 30, 2013, we paid regular quarterly cash dividends approximating $22,931,000 as follows:

	Quarter Ended
	March 31, 2013	June 30, 2013
Cash dividend per common share	$0.16625	$0.16750
Total cash dividends paid	$11,415,000	$11,516,000
Record date	February 22, 2013	May 10, 2013
Payment date	March 15, 2013	June 14, 2013

Additionally, on July 9, 2013, our Board of Directors declared a regular quarterly cash dividend of $0.16875 per common share, which will be paid on September 20, 2013, to shareholders of record as of the close of business on August 16, 2013.

Cash dividends on our outstanding weighted average number of basic common shares for the three and six months ended June 30, 2013 and 2012 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Cash dividends per common share	$0.17	$0.16	$0.33	$0.32

Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

Note 7— Income Taxes

For the six months ended June 30, 2013, our effective tax rate was approximately 28%, a decrease from the 38% effective tax rate for the comparable 2012 period. Such differences between the effective tax rates and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes and tax credits available to the Company. The decrease in the effective tax rate is primarily due to an increase in expected tax credits realized in 2013 for 2012 and 2013 as compared to previous fiscal periods. The Company receives credits related to the Work Opportunity Tax Credit (“WOTC”) program but this program initially expired at December 31, 2011. The WOTC was subsequently renewed, but not until January 2, 2013, as part of The American Taxpayer Relief Act of 2012. Since the WOTC was renewed during the three month period ended March 31, 2013, the total tax effect of additional expected credits for 2012 was included in this period. As such, the effective tax rate is expected to increase in subsequent periods during 2013 and currently is expected to be approximately 32% for the entire year if there are no significant changes.

We account for income taxes using the asset and liability method, which results in recognizing income tax expense based on the amount of income taxes payable or refundable for the current year. Additionally, we evaluate regularly the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2009 through 2012 (with regard to U.S. federal income tax returns) and December 31, 2008 through 2012 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2013.

We may from time to time be assessed interest or penalties by taxing jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. When we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Note 8—Related Party Transactions

A director is a member of a law firm which was retained by us. In each of the six months ended June 30, 2013 and 2012, fees received from us by such firm did not exceed $120,000 in any period. Additionally, such fees did not exceed, in either period, 5% of such firm’s revenues.

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

	Housekeeping Services	Dietary Services	Corporate and Eliminations		Total
Three Months Ended June 30, 2013
Revenues	$183,754,000	$89,850,000	$—		$273,604,000
Income before income taxes	17,632,000	5,341,000	(3,115,000)	(1)	19,858,000
Three Months Ended June 30, 2012
Revenues	$183,215,000	$83,891,000	$2,000	(1)	$267,108,000
Income before income taxes	17,671,000	4,620,000	(4,008,000)	(1)	18,283,000

	Housekeeping Services	Dietary Services	Corporate and Eliminations		Total
Six Months Ended June 30, 2013
Revenues	$371,384,000	$176,124,000	$—		$547,508,000
Income before income taxes	36,438,000	10,465,000	(8,088,000)	(1)	38,815,000
Six Months Ended June 30, 2012
Revenues	$364,397,000	$163,281,000	$37,000	(1)	$527,715,000
Income before income taxes	35,127,000	8,674,000	(11,735,000)	(1)	32,066,000

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

Total Revenues from Clients

The following revenues earned from clients differ from segment revenues reported above due to the inclusion of adjustments used for segment reporting purposes by management. We earned total revenues from clients in the following service categories:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Housekeeping services	$123,351,000	$121,897,000	$248,944,000	$243,550,000
Laundry and linen services	59,404,000	60,245,000	120,302,000	118,775,000
Dietary services	89,850,000	83,816,000	176,124,000	163,206,000
Maintenance services and other	999,000	1,150,000	2,138,000	2,184,000
	$273,604,000	$267,108,000	$547,508,000	$527,715,000

Note 10— Earnings Per Common Share

Basic net earnings per share are computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted net earnings per share. The computations of basic net earnings per share and diluted net earnings per share are as follows:

	Three Months Ended June 30, 2013
	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net income	$12,933,000
Basic earnings per common share	$12,933,000	68,599,000	$0.19
Effect of dilutive securities:
Stock options and restricted stock		771,000	—
Diluted earnings per common share	$12,933,000	69,370,000	$0.19

	Three Months Ended June 30, 2012
	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net income	$11,320,000
Basic earnings per common share	$11,320,000	67,296,000	$0.17
Effect of dilutive securities:
Stock options and restricted stock		932,000	—
Diluted earnings per common share	$11,320,000	68,228,000	$0.17

	Six Months Ended June 30, 2013
	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net income	$27,887,000
Basic earnings per common share	$27,887,000	68,531,000	$0.41
Effect of dilutive securities:
Stock options and restricted stock		835,000	(0.01)
Diluted earnings per common share	$27,887,000	69,366,000	$0.40

	Six Months Ended June 30, 2012
	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net income	$19,899,000
Basic earnings per common share	$19,899,000	67,189,000	$0.30
Effect of dilutive securities:
Stock options and restricted stock		966,000	(0.01)
Diluted earnings per common share	$19,899,000	68,155,000	$0.29

Stock awards to purchase 552,000 and 548,000 shares of common stock having an average exercise price of $23.50 per common share were outstanding during the three and six months ended June 30, 2013 but not included in the computation of diluted earnings per common share because the exercise prices of the options were greater than the average market price of the common shares, and therefore, would be antidilutive.

Stock awards to purchase 596,000 and 585,000 shares of common stock having an average exercise price of $17.50 per common share were outstanding during the three and six months ended June 30, 2012 but not included in the computation of diluted earnings per common share because the exercise prices of the options were greater than the average market price of the common shares, and therefore, would be antidilutive.

Note 11—Other Contingencies

We have a $57,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At June 30, 2013, there were no borrowings under the line of credit. However, at such date, we had outstanding a $43,520,000  irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $43,520,000 at June 30, 2013. The line of credit requires us to satisfy two financial covenants. We are in compliance with the financial covenants at June 30, 2013 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2014.

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

Note 12—Subsequent Events

On July 12, 2013, the Company acquired substantially all of the operating assets of Platinum Health Services, LLC, a Delaware limited liability company and Platinum Health Services PEO, LLC, a Delaware limited liability company (collectively “Platinum”) pursuant to an Asset Purchase Agreement dated July 11, 2013. Platinum is a privately-held provider of professional housekeeping, laundry and maintenance services to long-term and post-acute care facilities and operates solely within the United States. The purchase price consisted of a cash payment of approximately $3,800,000, assumed debt of approximately $1,200,000 and the issuance of approximately 1,200,000 shares of the Company's common stock, $0.01 par value per share. Additionally, upon the achievement of certain financial and retention targets, the selling stockholders will be eligible for contingent consideration paid by the future issuance of the Company's common stock, $0.01 par value per share.  The number of shares that have been issued to the selling stockholders is based on $24.75 per share or that could be issued to the selling stockholders as part of a future issuance is based on the 10-day average closing price of our common stock $24.81 per share as reported on the Nasdaq Global Select Market from June 25, 2013 through July 9, 2013.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of June 30, 2013 and December 31, 2012 and the periods then ended and the notes accompanying those financial statements.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe that we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to over 3,000 facilities in 48 states as of June 30, 2013. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, our clients are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

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

We are organized into two reportable segments; housekeeping, laundry, linen and other services (“Housekeeping”), and dietary department services (“Dietary”). At June 30, 2013, Housekeeping is provided at essentially all of our 3,000 client facilities, generating approximating 68% or $371,384,000 of the total revenues for the six months ended June 30, 2013. Dietary is provided to approximately 700 client facilities at June 30, 2013 and contributed approximately 32% or $176,124,000 of total revenues for the six months ended June 30, 2013.

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

We currently operate two wholly-owned subsidiaries, Huntingdon Holdings, Inc. (“Huntingdon”) and Healthcare Staff Leasing Solutions, LLC (“Staff Leasing”). Huntingdon invests our cash and cash equivalents, and manages our portfolio of available-for-sale marketable securities. Staff Leasing is an entity formed in 2011 to offer professional employer organization (“PEO”) services to potential clients in the health care industry. As of June 30, 2013, we have PEO service contracts in two states. During the six months ended June 30, 2013 and 2012, operating results from our PEO service contracts were not material.

Consolidated Operations

The following table sets forth, for the periods indicated, the percentage which certain items bear to consolidated revenues:

	Relation to Consolidated Revenues		Relation to Consolidated Revenues
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	85.7%	86.2%	85.8%	86.7%
Selling, general and administrative	7.1%	6.9%	7.3%	7.5%
Investment and interest income	0.1%	0.0%	0.2%	0.3%
Income before income taxes	7.3%	6.9%	7.1%	6.1%
Income taxes	2.5%	2.6%	2.0%	2.3%
Net income	4.8%	4.3%	5.1%	3.8%

Housekeeping is our largest and core reportable segment, representing approximately 67% of consolidated revenues for the second quarter 2013. Dietary revenues represented approximately 33% of consolidated revenues for the second quarter 2013.

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

Three Months Ended June 30, 2013 and 2012

The following table sets forth the second quarter 2013 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis compared to second quarter 2012 amounts. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles.

	Reportable Segments — For the Three Months Ended June 30, 2013
				Housekeeping		Dietary
	Consolidated	% Change	Corporate and Eliminations	Amount	% Change	Amount	% Change
Revenues	$273,604,000	2.4%	$—	$183,754,000	0.3%	$89,850,000	7.1%
Cost of services provided	234,602,000	1.9	(16,029,000)	166,122,000	0.3	84,509,000	6.6
Selling, general and administrative	19,363,000	4.5	19,363,000	—	—	—	—
Investment and interest income	219,000	330.5	219,000	—	—	—	—
Income before income taxes	$19,858,000	8.6%	$(3,115,000)	$17,632,000	(0.2)%	$5,341,000	15.6%

Revenues

Consolidated

Consolidated revenues increased 2.4% to $273,604,000 in the second quarter 2013 compared to $267,108,000 in the second quarter 2012 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping’s 0.3% net growth in reportable segment revenues resulted primarily from an increase in revenues attributable to service agreements entered into with new clients.

Dietary’s 7.1% net growth in reportable segment revenues is primarily a result of providing this service to a greater number of existing Housekeeping clients.

Costs of services provided

Consolidated

As a percentage of consolidated revenues, cost of services decreased to 85.7% in the second quarter 2013 from 86.2% in the second quarter 2012. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance.

	For the Three Months Ended June 30,
Cost of Services Provided-Key Indicators as % of Revenue	2013%	2012%	% Change
Bad debt provision	0.1	0.2	(0.1)
Workers’ compensation and general liability insurance	3.2	3.5	(0.3)

The bad debt provision decreased primarily due to our assessment of the collectability of our receivables.

The workers’ compensation and general liability insurance expense decreased primarily due to more favorable claims' experience during the three months ended June 30, 2013 compared to the corresponding 2012 period.

Reportable Segments

Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues for the second quarter 2013, remained constant at 90.4% compared to the second quarter 2012. Cost of services provided for Dietary, as a percentage of Dietary revenues for the second quarter 2013, decreased to 94.1% from 94.5% in the second quarter 2012.

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues that we manage on a reportable segment basis in evaluating our financial performance:

	For the Three Months Ended June 30,
Cost of Services Provided-Key Indicators as % of Revenue	2013%	2012%	% Change
Housekeeping labor and other labor costs	79.9	80.1	(0.2)
Housekeeping supplies	7.9	7.7	0.2
Dietary labor and other labor costs	52.0	52.4	(0.4)
Dietary supplies	38.9	39.1	(0.2)

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

Dietary labor and other labor costs, as a percentage of Dietary revenues, decreased due to increased efficiencies in managing these costs at the facility level. The decrease in Dietary supplies, as a percentage of Dietary revenues, is a result of the efficient management of these costs and more favorable vendor pricing programs obtained through further consolidation of dietary supply vendors.

Consolidated Selling, General and Administrative Expense

	For the Three Months Ended June 30,
	2013	2012	$ Change	% Change
Selling, general and administrative expense w/o deferred compensation change (a)	$19,405,000	$18,884,000	521,000	2.8%
Deferred compensation fund loss	(42,000)	(360,000)	318,000	88.3%
Consolidated selling, general and administrative expense (b)	$19,363,000	$18,524,000	839,000	4.5%

(a)	Selling, general and administrative expense excluding the change in the market value of the deferred compensation fund.

(b)	Consolidated selling, general and administrative expense reported for the period presented.

Although our growth in consolidated revenues was 2.4% for the second quarter 2013, selling, general and administrative expenses excluding the change in market value of the deferred compensation fund increased 2.8% or $521,000 compared to the second quarter 2012. Consequently, for the second quarter 2013, selling, general and administrative expenses (excluding the impact of deferred compensation fund), as a percentage of consolidated revenues, remained constant at 7.1% compared to the second quarter 2012.

Consolidated Investment and Interest Income

Investment and interest income, as a percentage of consolidated revenues, increased to 0.1% for the second quarter 2013 compared to 0.0% for the second quarter 2012. We recognized an increase in the market value of the investments held in our deferred compensation fund compared to a loss in market value in the prior year.

Income before Income Taxes

Consolidated

As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for the second quarter 2013 increased to 7.3%, as a percentage of consolidated revenues, compared to 6.9% for the second quarter 2012.

Reportable Segments

Housekeeping’s increase in income before income taxes is primarily attributable to the key indicators discussed above, specifically the increase in reportable segment revenues, as well as the decrease in labor and labor related costs as a percentage of revenue, partially offset by the increased cost of housekeeping supplies.

Dietary’s increase in income before income taxes is primarily attributable to the key indicators discussed above, specifically the increase in reportable segment revenues, as well as the decrease in labor and labor related costs as a percentage of revenue, and the decrease in the cost of dietary supplies.

Consolidated Income Taxes

For the second quarter 2013, our effective tax rate was approximately 35%, a decrease from the approximately 38% effective tax rate for the comparable 2012 period. Such differences between the effective tax rates and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes and tax credits available to the Company. The decrease in the effective tax rate is primarily due to an increase in expected tax credits realized in 2013 as compared to previous fiscal periods.

Consolidated Net Income

As a result of the matters discussed above, consolidated net income as a percentage of revenue for the second quarter 2013 increased to 4.8% compared to 4.3% in second quarter 2012.

Six Months Ended June 30, 2013 and 2012

The following table sets forth the income statement key components for the six months ended June 30, 2013 that we use to evaluate our financial performance on a consolidated and reportable segment basis compared to the corresponding 2012 amounts. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles.

	Reportable Segments — For the Six Months Ended June 30, 2013
				Housekeeping		Dietary
	Consolidated	% Change	Corporate and Eliminations	Amount	% Change	Amount	% Change
Revenues	$547,508,000	3.8%	$—	$371,384,000	1.9%	$176,124,000	7.9%
Cost of services provided	469,793,000	2.6	(30,812,000)	334,946,000	1.7	165,659,000	7.1
Selling, general and administrative	40,153,000	1.6	40,153,000	—	—	—	—
Investment and interest income	1,253,000	(19.6)	1,253,000	—	—	—	—
Income before income taxes	$38,815,000	21.0%	$(8,088,000)	$36,438,000	3.7%	$10,465,000	20.6%

Revenues

Consolidated

Consolidated revenues increased 3.8% to $547,508,000 in the six months ended June 30, 2013 compared to $527,715,000 in the corresponding period in 2012 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping’s 1.9% net growth in reportable segment revenues resulted primarily from an increase in revenues attributable to service agreements entered into with new clients.

Dietary’s 7.9% net growth in reportable segment revenues is primarily a result of providing this service to a greater number of existing Housekeeping clients.

Costs of services provided

Consolidated

As a percentage of consolidated revenues, cost of services decreased to 85.8% in the six months ended June 30, 2013 from 86.7% in the corresponding period in 2012. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance.

	For the Six Months Ended June 30,
Cost of Services Provided-Key Indicators as % of Revenue	2013%	2012%	% Change
Bad debt provision	0.1	0.3	(0.2)
Workers’ compensation and general liability insurance	3.2	3.5	(0.3)

The bad debt provision decreased primarily due to our assessment of the collectability of our receivables.

The workers’ compensation and general liability insurance expense decreased primarily due to more favorable claims' experience during the six months ended June 30, 2013 compared to the corresponding period in 2012.

Reportable Segments

Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues for the six months ended June 30, 2013, decreased slightly to 90.2% from 90.4% compared to the corresponding period in 2012. Cost of services provided for Dietary, as a percentage of Dietary revenues for the six months ended June 30, 2013, decreased to 94.1% from 94.7% compared to the corresponding period in 2012.

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues that we manage on a reportable segment basis in evaluating our financial performance:

	For the Six Months Ended June 30,
Cost of Services Provided-Key Indicators as % of Revenue	2013%	2012%	% Change
Housekeeping labor and other labor costs	79.6	80.2	(0.6)
Housekeeping supplies	8.0	7.6	0.4
Dietary labor and other labor costs	51.7	52.5	(0.8)
Dietary supplies	39.2	39.2	—

Housekeeping labor and other labor costs, as a percentage of Housekeeping revenues, decreased due to increased efficiencies in managing these costs at the facility level. The increase in Housekeeping supplies, as a percentage of Housekeeping revenues, resulted primarily from an increase in linen supplies due to the growth in laundry and linen revenue compared to overall Housekeeping revenues. Additionally, we added more clients where we provide a greater amount of supplies under the terms of our service agreements compared to what we historically provided to our client base.

Dietary labor and other labor costs, as a percentage of Dietary revenues, decreased due to increased efficiencies in managing these costs at the facility level. Dietary supplies, as a percentage of Dietary revenues, remained constant compared to the prior year.

Consolidated Selling, General and Administrative Expense

	For the Six Months Ended June 30,
	2013	2012	$ Change	% Change
Selling, general and administrative expense w/o deferred compensation change (a)	$39,297,000	$38,569,000	728,000	1.9%
Deferred compensation fund gain	856,000	937,000	(81,000)	(8.6)%
Consolidated selling, general and administrative expense (b)	$40,153,000	$39,506,000	647,000	1.6%

(a)	Selling, general and administrative expense excluding the change in the market value of the deferred compensation fund.

(b)	Consolidated selling, general and administrative expense reported for the period presented.

Although our growth in consolidated revenues was 3.8% for the six months ended June 30, 2013, selling, general and administrative expenses excluding the change in market value of the deferred compensation fund increased 1.9% or 728,000 compared to the corresponding period in 2012. Consequently, for the six months ended June 30, 2013, selling, general and administrative expenses (excluding the impact of deferred compensation fund), as a percentage of consolidated revenues, decreased to 7.2% compared to 7.3% in the corresponding 2012 period.

Consolidated Investment and Interest Income

Investment and interest income, as a percentage of consolidated revenues, decreased to 0.2% for the six months ended June 30, 2013 compared to 0.3% for the corresponding 2012 period. We recognized a smaller increase in the market value of the investments held in our deferred compensation fund compared to a larger increase in the market value in the prior year.

Income before Income Taxes

Consolidated

As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for the six months ended June 30, 2013 increased to 7.1%, as a percentage of consolidated revenues, compared to 6.1% for the corresponding 2012 period.

Reportable Segments

Housekeeping’s increase in income before income taxes is primarily attributable to the key indicators discussed above, specifically the increase in reportable segment revenues, as well as the decrease in labor and labor related costs as a percentage of revenue, partially offset by the increased cost of housekeeping supplies.

Dietary’s increase in income before income taxes is primarily attributable to the key indicators discussed above, specifically the increase in reportable segment revenues, as well as the decrease in labor and labor related costs as a percentage of revenue.

Consolidated Income Taxes

For the six months ended June 30, 2013, our effective tax rate was approximately 28%, a decrease from the approximately 38% effective tax rate for the comparable 2012 period. Such differences between the effective tax rates and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes and tax credits available to the Company. The decrease in the effective tax rate is primarily due to an increase in expected tax credits realized in 2013 for 2012 and 2013 as compared to previous fiscal periods. The Company receives credits related to the Work Opportunity Tax Credit (“WOTC”) program but this program expired at December 31, 2011. The WOTC was subsequently renewed, but not until January 2, 2013, as part of The American Taxpayer Relief Act of 2012. Since the WOTC was renewed during the three month period ended March 31, 2013, the total tax effect of additional expected credits for 2012 was included in this period. As such, the effective tax rate is expected to increase in subsequent periods during 2013 and currently is expected to be approximately 32% for the entire year if there are no significant changes.

Consolidated Net Income

As a result of the matters discussed above, consolidated net income as a percentage of revenue for the six months ended June 30, 2013 increased to 5.1% compared to 3.8% in the corresponding 2012 period.

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

Summarized below for the six months ended June 30, 2013 and year ended December 31, 2012 are the aggregate account balances for the three Allowance criteria noted above, net write-offs of client accounts, bad debt provision and allowance for doubtful accounts.

Period Ended	Aggregate Account Balances of Clients in Bankruptcy or in/or Pending Collection/Litigation	Net Write-offs of Client Accounts	Bad Debt Provision	Allowance for Doubtful Accounts
June 30, 2013	$7,157,000	$949,000	$650,000	$3,671,000
December 31, 2012	$6,273,000	$2,697,000	$2,160,000	$3,970,000

At June 30, 2013, we identified accounts totaling $7,157,000 that require an Allowance based on potential impairment or loss of value. An Allowance totaling $3,671,000 was provided for these accounts at such date. Actual collections of these accounts could differ from that which we currently estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance would decrease net income by approximately $91,000.

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

Accrued Insurance Claims

We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance, which comprise approximately 21% of our liabilities at June 30, 2013. Under our insurance plans for general liability and workers' compensation, predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost. Our accounting for this plan is affected by various uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We address these uncertainties by regularly evaluating our claims’ pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluations are based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/or industry trends result in an unfavorable change resulting from, among other factors, the severity levels of reported claims and medical cost inflation, as compared to historical claim trends, it would have an adverse effect on our results of operations and financial condition. Under these plans, predetermined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.

For workers’ compensation, we record a reserve based on the present value of estimated future cost of claims and related expenses that have been reported but not settled, including an estimate of claims incurred but not reported that are developed as a result of a review of our historical data and open claims. The present value of the payout is determined by applying an 8% discount factor against the estimated value of the claims over the estimated remaining pay-out period. Reducing the discount factor by 1% would reduce net income by approximately $55,000. Additionally, reducing the estimated payout period by six months would result in an approximate $125,000 reduction in net income.

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

We are subject to Federal income taxes and numerous state and local income taxes. The determination of the income tax provision is an inherently complex process, requiring management to interpret continually changing regulations and to make certain significant judgments. Our assumptions, judgments and estimates relative to the amount of deferred income taxes take into account scheduled reversals of deferred tax liabilities, recent financial operations, estimates of the amount of future taxable income and available tax planning strategies. Actual operating results in future years could render our current assumptions, judgments and estimates inaccurate. No assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in the Company’s historical income tax provisions and accruals. The Company adjusts these items in light of changing facts and circumstances. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences could have a material effect on the income tax provisions or benefits in the periods in which such determinations are made.

Liquidity and Capital Resources

At June 30, 2013, we had cash and cash equivalents and marketable securities of $85,186,000 and working capital of $214,033,000 compared to December 31, 2012 cash, cash equivalents and marketable securities of $90,271,000 and working capital of $200,182,000. We view our cash and cash equivalents and marketable securities as our principal measure of liquidity. Our current ratio at June 30, 2013 decreased to 3.8 to 1 from 4.0 to 1 at December 31, 2012. The increase in working capital resulted primarily from increases in our marketable securities, accounts and notes receivables, prepaid expenses and other, and decreases in our accrued payroll and other accrued expense balances, primarily resulting from the timing of such payments at June 30, 2013 as compared with December 31, 2012. This increase was partially negatively impacted by the decrease in our cash and cash equivalents, inventories and supplies, and increases in our accounts payable and income taxes payable. On an historical basis, our operations have generally produced consistent cash flow and have required limited capital resources. We believe our current and near term cash flow positions will enable us to fund our anticipated growth.

Operating Activities

The net cash provided by our operating activities was $13,980,000 for the six months ended June 30, 2013. The principal sources of net cash flows from operating activities for the six months ended June 30, 2013 was net income, adjusted for non-cash charges to operations for bad debt provisions, stock-based compensation, depreciation and amortization, which totaled $30,679,000. Additionally, operating activities' cash flows decreased by $31,812,000 as a result of the increases in accounts and notes receivable, prepaid expenses and other assets, deferred compensation funding and the decreases in accrued payroll. These operating cash outflows were partially offset by the cash inflows of $15,113,000 related to the decrease in inventories and supplies and the increases in accounts payable and other accruals, accrued insurance claims, deferred compensation liability and income taxes payable.

Investing Activities

The net cash used in our investing activities for the six months ended June 30, 2013 was $2,699,000. The principal use of net cash flows from investing activities was $1,147,000 of net purchases of marketable securities. Additionally, we expended $1,702,000 for the purchase of housekeeping equipment, computer software and equipment, and laundry equipment installations. See “Capital Expenditures” below.

Financing Activities

During the six months ended June 30, 2013, we paid regular quarterly cash dividends approximating $22,931,000 as follows:

	Quarter Ended
	March 31, 2013	June 30, 2013
Cash dividend per common share	$0.16625	$0.16750
Total cash dividends paid	$11,415,000	$11,516,000
Record date	February 22, 2013	May 10, 2013
Payment date	March 15, 2013	June 14, 2013

Additionally, on July 9, 2013, our Board of Directors declared a regular quarterly cash dividend of $0.16875 per common share, which will be paid on September 20, 2013, to shareholders of record as of the close of business on August 16, 2013.

The dividends paid to shareholders during the six months ended June 30, 2013 were in excess of cash flows during the given period, and therefore, were funded by the existing cash, cash equivalents and marketable securities held by the Company. At June 30, 2013 and December 31, 2012, we had $85,186,000 and $90,271,000, respectively, in cash, cash equivalents and marketable securities. Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

During the six months ended June 30, 2013, we received proceeds of $4,680,000 from the exercise of stock options by employees and directors. Additionally, as a result of deductions derived from the stock option exercises, we recognized an income tax benefit of $1,128,000.

Line of Credit

We have a $57,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At June 30, 2013, there were no borrowings under the line of credit. However, at such date, we had outstanding a $43,520,000 irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $43,520,000 at June 30, 2013.

The line of credit requires us to satisfy two financial covenants. Such covenants and their respective status at June 30, 2013 were as follows:

Covenant Description and Requirement	Status at June 30, 2013
Commitment coverage ratio: cash and cash equivalents plus marketable securities must equal or exceed outstanding obligations under the line by a multiple of 1.00	1.96
Tangible net worth: must exceed $181,185,000	$222,446,000

As noted above, we complied with both financial covenants at June 30, 2013 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2014. We believe the line of credit will be renewed at that time.

Accounts and Notes Receivable

We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Congress has enacted a number of laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally dependent on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At June 30, 2013 and December 31, 2012, we had $12,848,000 and $10,730,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

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

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $650,000 and $1,350,000 for the six months ended June 30, 2013 and 2012, respectively. As a percentage of total revenues, these provisions represent approximately 0.1% and 0.3% for such respective periods. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

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

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment purchases, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2013, we estimate that for the remainder of 2013 we will have capital expenditures of approximately $1,500,000 to $2,500,000 in connection with housekeeping equipment purchases and laundry and linen equipment installations in our clients’ facilities, as well as expenditures relating to internal data processing hardware and software requirements. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would, if necessary, seek to obtain necessary working capital from such sources as long-term debt or equity financing.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

At June 30, 2013, we had $85,186,000 in cash, cash equivalents and marketable securities. In accordance with U.S. GAAP, the fair value of all of our cash equivalents and marketable securities is determined based on "Level 1" or “Level 2” inputs, which consist of quoted prices whose value is based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Based on their evaluation as of June 30, 2013, pursuant to Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act 13a-15(e) are effective.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by our management, including our Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended June 30, 2013, were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There has been no material change in the risk factors set forth in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012, except as follows:

We may be unable to successfully integrate the operations of Platinum Health Services, LLC with our operations.

We acquired the assets of Platinum Health Services, LLC on July 11, 2013. We will be required to devote significant management attention and resources to integrating the operations and business practices of Platinum Health Services, LLC with our existing operating and business practices. Potential difficulties we may encounter as part of the integration process include the following:

•	the ability to retain a substantial number of Platinum Health Services, LLC's existing clients;

•	the unanticipated or excessive diversion of management's resources;

•	the integration of new operations and personnel and the disruption of, or the loss of momentum in, going operations;

•	the failure to achieve expected financial results;

•
the inability to implement effective internal controls, procedures and policies for Platinum Health Services, LLC as required by the Sarbanes-Oxley Act of 2002 within the time periods prescribed thereby;

•
the inability to successfully integrate Platinum Health Services, LLC in a manner that permits us to achieve the full revenue and other benefits anticipated to result from our acquisition of its assets; and

•	the potential unknown liabilities and unforeseen incurred expenses or delays associated with the acquisition.

These and other risks could affect our ability to achieve the anticipated benefits of our acquisition of Platinum Health Services, LLC. In addition, these and other risks related to our acquisition of Platinum Health Services, LLC could adversely affect our ability to maintain relationships with customers and employees and have a material adverse effect on our business, financial condition and results of operations. If we were unable to successfully address any of these risks, our overall business could be harmed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On July 11, 2013, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Platinum Health Services, LLC, a Delaware limited liability company and Platinum Health Services PEO, LLC, a Delaware limited liability company (collectively “Platinum”) to acquire substantially all of its operating assets. Platinum is a privately-held provider of professional housekeeping, laundry and maintenance services to long-term and post-acute care facilities and operates solely within the United States. On July 12, 2013, the Company completed the acquisition contemplated by the Purchase Agreement.

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

HEALTHCARE SERVICES GROUP, INC.

Date:	July 25, 2013	/s/ Daniel P. McCartney
Daniel P. McCartney
Chief Executive Officer
(Principal Executive Officer)

Date:	July 25, 2013	/s/ John C. Shea
John C. Shea
Chief Financial Officer and Secretary
(Principal Financial Officer)