Form 10-Q
period 2013-09-30
HEALTHCARE SERVICES GROUP INC
filed 2013-10-24
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Common Stock, $.01 par value: 69,805,000 shares outstanding as of October 22, 2013.

Healthcare Services Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2013

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report and documents incorporated by reference into this report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; from having several significant clients who each individually contributed at least 3% to 7% of our total consolidated revenues for the three and nine months ended September 30, 2013; risks associated with our acquisition of Platinum Health Services, LLC; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services; and the risk factors described in Part I of our Form 10-K for the fiscal year ended December 31, 2012 under “Government Regulation of Clients,” “Competition” and “Service Agreements/Collections,” and under Item IA “Risk Factors” in our Form 10-K for the fiscal year ended December 31, 2012. Many of our clients’ revenues are highly contingent on Medicare, Medicaid and other payors’ reimbursement funding rates, which Congress and related agencies have affected through the enactment of a number of major laws and regulations during the past decade, including the March 2010 enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. In July 2011, the United States Center for Medicare Services (“CMS”) issued final rulings which, among other things, reduced (effective October 1, 2011) Medicare payments to nursing centers by 11.1% and changed the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries. In January 2013, the U.S. Congress enacted the American Taxpayer Relief Act of 2012, which delayed automatic spending cuts of $1.2 trillion, including reduced Medicare payments to plans and providers up to 2%. These discretionary spending caps were originally enacted under provisions in the Budget Control Act of 2011, an initiative to reduce the federal deficit through the year 2021, also known as “sequestration.” The sequestration went into effect starting March 2013. Currently, the U.S. Congress is considering further changes or revising legislation relating to health care in the United States which, among other initiatives, may impose cost containment measures impacting our clients. These enacted laws, proposed laws and forthcoming regulations have significantly altered, or threaten to alter, overall government reimbursement funding rates and mechanisms. The overall effect of these laws and trends in the long-term care industry has affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor-related costs, materials, supplies and equipment used in performing services could not be passed on to our clients.

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

PART I — FINANCIAL INFORMATION.
Item 1. Financial Statements (Unaudited).
Healthcare Services Group, Inc.
Consolidated Balance Sheets

	(Unaudited)
	September 30, 2013	December 31, 2012
ASSETS:
Current assets:
Cash and cash equivalents	$50,559,000	$68,949,000
Marketable securities, at fair value	11,562,000	21,322,000
Accounts and notes receivable, less allowance for doubtful accounts of $3,564,000 in 2013 and $3,970,000 in 2012	184,637,000	140,218,000
Inventories and supplies	30,579,000	28,675,000
Prepaid expenses and other	10,318,000	8,682,000
Total current assets	287,655,000	267,846,000
Property and equipment:
Laundry and linen equipment installations	2,436,000	2,336,000
Housekeeping and office equipment and furniture	28,700,000	26,098,000
Autos and trucks	305,000	315,000
	31,441,000	28,749,000
Less accumulated depreciation	20,199,000	18,477,000
	11,242,000	10,272,000
Goodwill	40,183,000	16,955,000
Other intangible assets, less accumulated amortization of $12,161,000 in 2013 and $10,078,000 in 2012	24,120,000	5,203,000
Notes receivable — long term portion, net of discount	2,581,000	1,823,000
Deferred compensation funding, at fair value	21,239,000	17,831,000
Deferred income taxes — long term portion	13,156,000	11,215,000
Other noncurrent assets	38,000	38,000
Total Assets	$400,214,000	$331,183,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$36,647,000	$22,810,000
Accrued payroll, accrued and withheld payroll taxes	18,869,000	31,997,000
Other accrued expenses	3,168,000	3,526,000
Income taxes payable	6,270,000	1,906,000
Deferred income taxes	148,000	575,000
Accrued insurance claims	7,372,000	6,850,000
Total current liabilities	72,474,000	67,664,000
Accrued insurance claims — long term portion	17,201,000	15,712,000
Deferred compensation liability	21,668,000	18,237,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 71,690,000 shares issued and outstanding in 2013 and 70,036,000 shares in 2012	717,000	700,000
Additional paid-in capital	165,575,000	113,495,000
Retained earnings	133,959,000	127,042,000
Accumulated other comprehensive income, net of taxes	43,000	127,000
Common stock in treasury, at cost, 1,900,000 shares in 2013 and 1,983,000 shares in 2012	(11,423,000)	(11,794,000)
Total stockholders’ equity	288,871,000	229,570,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$400,214,000	$331,183,000

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$298,549,000	$272,681,000	$846,057,000	$800,396,000
Operating costs and expenses:
Costs of services provided	255,964,000	234,281,000	725,757,000	691,982,000
Selling, general and administrative	22,576,000	20,789,000	62,729,000	60,295,000
Other income:
Investment and interest	1,184,000	962,000	2,437,000	2,520,000
Income before income taxes	21,193,000	18,573,000	60,008,000	50,639,000
Income taxes	7,403,000	7,056,000	18,331,000	19,223,000
Net income	$13,790,000	$11,517,000	$41,677,000	$31,416,000

Per share data:
Basic earnings per common share	$0.20	$0.17	$0.60	$0.47
Diluted earnings per common share	$0.20	$0.17	$0.60	$0.46

Weighted average number of common shares outstanding:
Basic	69,706,000	67,651,000	68,926,000	67,344,000
Diluted	70,531,000	68,635,000	69,758,000	68,316,000

Comprehensive income:
Net income	$13,790,000	$11,517,000	$41,677,000	$31,416,000
Other comprehensive income:
Unrealized gain/(loss) on available for sale marketable securities, net of taxes	(1,000)	18,000	(84,000)	(172,000)
Total comprehensive income	$13,789,000	$11,535,000	$41,593,000	$31,244,000

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$41,677,000	$31,416,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,491,000	3,773,000
Bad debt provision	940,000	1,750,000
Deferred income benefits	(2,312,000)	(2,990,000)
Stock-based compensation expense	1,791,000	1,699,000
Amortization of premium on marketable securities	449,000	496,000
Unrealized loss on marketable securities	—	82,000
Unrealized gain on deferred compensation fund investments	(1,711,000)	(1,712,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	(46,119,000)	(9,776,000)
Prepaid income taxes	—	405,000
Inventories and supplies	(1,904,000)	(2,264,000)
Deferred compensation funding	(3,408,000)	(1,621,000)
Accounts payable and other accrued expenses	13,866,000	15,623,000
Accrued payroll, accrued and withheld payroll taxes	(11,945,000)	(9,386,000)
Accrued insurance claims	2,011,000	4,850,000
Deferred compensation liability	5,510,000	3,814,000
Income taxes payable	4,365,000	3,196,000
Prepaid expenses and other assets	171,000	(3,936,000)
Net cash provided by operating activities	7,872,000	35,419,000

Cash flows from investing activities:
Disposals of fixed assets	158,000	19,000
Additions to property and equipment	(2,735,000)	(2,668,000)
Purchases of marketable securities	(4,799,000)	(8,745,000)
Sales of marketable securities	13,970,000	18,090,000
Cash paid for acquisition	(5,000,000)	—
Net cash provided by investing activities	1,594,000	6,696,000

Cash flows from financing activities:
Dividends paid	(34,760,000)	(32,866,000)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	80,000	89,000
Tax benefit from equity compensation plans	1,355,000	1,289,000
Proceeds from the exercise of stock options	5,469,000	3,910,000
Net cash used in financing activities	(27,856,000)	(27,578,000)

Net change in cash and cash equivalents	(18,390,000)	14,537,000
Cash and cash equivalents at beginning of the period	68,949,000	38,639,000
Cash and cash equivalents at end of the period	$50,559,000	$53,176,000

Supplementary Cash Flow Information:
Income taxes cash payments, net of refunds	$14,923,000	$17,416,000
Issuance of Common Stock in 2013 and 2012, respectively, pursuant to Employee Stock Plans	$1,842,000	$1,250,000

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statement of Stockholders’ Equity
(Unaudited)

	For the Nine Months Ended September 30, 2013
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2012	70,036,000	$700,000	$113,495,000	$127,000	$127,042,000	$(11,794,000)	$229,570,000
Comprehensive income:
Net income for the period					41,677,000		41,677,000
Unrealized loss on available for sale marketable securities, net of taxes				(84,000)			(84,000)
Comprehensive income							41,593,000
Exercise of stock options and other stock-based compensation, net of shares tendered for payment	439,000	5,000	5,424,000			40,000	5,469,000
Tax benefit from equity compensation plans			1,355,000				1,355,000
Share-based compensation expense — stock options and restricted stock			1,529,000				1,529,000
Treasury shares issued for Deferred Compensation Plan funding and redemptions			350,000			11,000	361,000
Shares issued pursuant to Employee Stock Plans			1,370,000			472,000	1,842,000
Cash dividends					(34,760,000)		(34,760,000)
Shares issued pursuant to Dividend Reinvestment Plan			232,000			(152,000)	80,000
Shares issued pursuant to acquisition	1,215,000	12,000	41,820,000				41,832,000
Balance — September 30, 2013	71,690,000	$717,000	$165,575,000	$43,000	$133,959,000	$(11,423,000)	$288,871,000

See accompanying notes.

Healthcare Services Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1— Description of Business and Significant Accounting Policies

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows. However, in our opinion, all adjustments which are of a normal recurring nature and necessary for a fair presentation have been reflected in these consolidated financial statements. The balance sheet shown in this report as of December 31, 2012 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 2012. The financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for any future period.

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

We are organized into two reportable segments: housekeeping, laundry, linen and other services (“Housekeeping”), and dietary department services (“Dietary”).

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

As of September 30, 2013, we operate two wholly-owned subsidiaries, Huntingdon Holdings, Inc. (“Huntingdon”) and Healthcare Staff Leasing Solutions, LLC (“Staff Leasing”). Huntingdon invests our cash and cash equivalents and manages our portfolio of marketable securities. Staff Leasing is an entity formed in 2011 to offer professional employer organization (“PEO”) services to potential clients in the health care industry. As of September 30, 2013, we have PEO service contracts in three states. During the three and nine months ended September 30, 2013 and 2012, operating results from our PEO service contracts were not material.

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

As a distributor of laundry equipment, we occasionally sell laundry installations to certain clients. The sales in most cases represent the construction and installation of a turn-key operation and are for payment terms ranging from 24 to 60 months. Our accounting policy for these sales is to recognize the gross profit over the life of the payments associated with our financing of the transactions. During the three and nine months ended September 30, 2013 and 2012, laundry installation sales were not material.

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

Concentrations of Credit Risk

Financial instruments, as defined by U.S. GAAP, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, marketable securities, deferred compensation funding and accounts and notes receivable. We define our marketable securities as fixed income investments which are highly liquid investments that can be readily purchased or sold using established markets. At September 30, 2013 and December 31, 2012, substantially all of our cash and cash equivalents, and marketable securities were held in one large financial institution located in the United States.

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

Note 2—Acquisition

On July 12, 2013, the Company acquired substantially all of the operating assets of Platinum Health Services, LLC, a Delaware limited liability company and Platinum Health Services PEO, LLC, a Delaware limited liability company (collectively “Platinum”) pursuant to an Asset Purchase Agreement dated July 11, 2013. Platinum was a privately-held provider of professional housekeeping, laundry and maintenance services to long-term and post-acute care facilities and operated solely within the United States. The acquisition has been included within the consolidated results of operations and financial condition from the date of the acquisition.

The total purchase consideration was $46,832,000, which consisted of a cash payment of $5,000,000, the issuance of 1,215,000 shares of the Company's common stock with a fair value of $30,062,000 and contingent consideration with a fair value of $11,770,000 as of September 30, 2013. Upon the achievement of certain financial and retention targets, the selling stockholders will be eligible for contingent consideration paid by the future issuance of the Company's common stock.

The purchase consideration of the acquisition has been preliminarily allocated to the assets acquired and liabilities assumed based on estimated fair values. The preliminary allocation is as follows:

Fair value of assets acquired, net of liabilities assumed	$2,604,000
Goodwill	23,228,000
Intangible assets	21,000,000
Net assets acquired	$46,832,000

Goodwill, which is expected to be amortized for tax purposes, represents the excess of the purchase price over the fair value of the net assets acquired, and is primarily attributable to the assembled workforce of the acquired business. Goodwill was allocated to our Housekeeping reportable operating segment. Intangible assets consist of customer relationships of $21,000,000 and has been assigned an estimated useful life of 10 years.

Pro forma results are not presented as the acquisition was not deemed significant to the operating results pursuant to Regulation S-X for the three and nine months ended September 30, 2013 and 2012.

Note 3—Changes in Accumulated Other Comprehensive Income by Component

U.S. GAAP establishes standards for presenting information about significant items reclassified out of accumulated other comprehensive income by component. As of September 30, 2013 and December 31, 2012, respectively, we generated other comprehensive income from one component. This component relates to the unrealized gains and losses from our available for sale marketable securities during a given reporting period. Effective January 1, 2013, we elected to present this information in a separate disclosure.

The following table provides a summary of changes in accumulated other comprehensive income for the nine months ended September 30, 2013:

Unrealized Gains and Losses on Available for Sale Securities (1)
Accumulated other comprehensive income — December 31, 2012	$127,000
Other comprehensive income before reclassifications	(51,000)
Amounts reclassified from accumulated other comprehensive income (2)(3)	(33,000)
Net current period change in other comprehensive income	(84,000)
Accumulated other comprehensive income — September 30, 2013	$43,000

(1)	All amounts are net of tax.

(2)	Realized gains and losses are recorded pre-tax in the other income - investment and interest caption on our consolidated statements of comprehensive income.

(3)	For the nine months ended September 30, 2013, the Company recorded $47,000 of realized gains from the sale of available for sale securities. Refer to Note 5 herein for further information.

Note 4—Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired of businesses and is not amortized. Goodwill is evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the reporting unit to its carrying value. The carrying value of goodwill as of September 30, 2013 and December 31, 2012 was $40,183,000 and $16,955,000, respectively.

The changes in the carrying values of goodwill by reportable operating segment, as described in Note 10 herein, were as follows:

	Reportable Segments
	Housekeeping	Dietary	Total
December 31, 2012	$14,894,000	$2,061,000	$16,955,000
Goodwill acquired during the year	23,228,000	—	23,228,000
September 30, 2013	$38,122,000	$2,061,000	$40,183,000

The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 7 and 10 years).

The following table sets forth the amounts of our identifiable intangible assets subject to amortization, which were acquired in acquisitions.

	September 30, 2013	December 31, 2012
Customer relationships	$35,481,000	$14,481,000
Non-compete agreements	800,000	800,000
Total other intangibles, gross	36,281,000	15,281,000
Less accumulated amortization	12,161,000	10,078,000
Other intangibles, net	$24,120,000	$5,203,000

The customer relationships have a weighted-average amortization period of eight years and the non-compete agreements have a weighted-average amortization period of eight years. The following table sets forth the estimated amortization expense for intangibles subject to amortization for the following five fiscal years:

Period/Year	Customer Relationships	Non-Compete Agreements	Total
October 1 to December 31, 2013	$723,000	$25,000	$748,000
2014	3,211,000	67,000	3,278,000
2015	3,211,000	—	3,211,000
2016	2,668,000	—	2,668,000
2017	2,397,000	—	2,397,000
2018	2,298,000	—	2,298,000
Thereafter	9,520,000	—	9,520,000

Amortization expense for the three months ended September 30, 2013 and 2012 was $999,000 and $542,000, respectively. Amortization expense for the nine months ended September 30, 2013 and 2012 was $2,083,000 and $1,626,000, respectively.

Note 5—Fair Value Measurements

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

The following tables provide fair value measurement information for our marketable securities and deferred compensation fund investment assets as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable securities
Municipal bonds	$11,562,000	$11,562,000	$—	$11,562,000	$—
Deferred compensation fund
Money Market	$4,338,000	$4,338,000	$—	$4,338,000	$—
Balanced and Lifestyle	7,387,000	7,387,000	7,387,000	—	—
Large Cap Growth	3,699,000	3,699,000	3,699,000	—	—
Small Cap Value	1,853,000	1,853,000	1,853,000	—	—
Fixed Income	2,200,000	2,200,000	2,200,000	—	—
International	970,000	970,000	970,000	—	—
Mid Cap Growth	792,000	792,000	792,000	—	—
Deferred compensation fund	$21,239,000	$21,239,000	$16,901,000	$4,338,000	$—

	As of December 31, 2012
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable securities
Municipal bonds	$21,322,000	$21,322,000	$—	$21,322,000	$—
Deferred compensation fund
Money Market	$4,114,000	$4,114,000	$—	$4,114,000	$—
Balanced and Lifestyle	6,311,000	6,311,000	6,311,000	—	—
Large Cap Growth	2,724,000	2,724,000	2,724,000	—	—
Small Cap Value	1,936,000	1,936,000	1,936,000	—	—
Fixed Income	1,461,000	1,461,000	1,461,000	—	—
International	785,000	785,000	785,000	—	—
Mid Cap Growth	500,000	500,000	500,000	—	—
Deferred compensation fund	$17,831,000	$17,831,000	$13,717,000	$4,114,000	$—

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

Unrealized gains and losses from marketable securities for investments recorded under the fair value option are recorded in the other income – investment and interest caption on our consolidated statements of comprehensive income. For the three and nine months ended September 30, 2013, there were no unrealized gains or losses recorded. There were no gains or losses for the three months ended September 30, 2012 as there were no investments recorded under the fair value option. For the nine months ended September 30, 2012, we recorded unrealized losses from marketable securities of $82,000.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-than-temporary Impairments
September 30, 2013
Type of security:
Municipal bonds — available for sale	11,491,000	77,000	(6,000)	11,562,000	—
Total debt securities	$11,491,000	$77,000	$(6,000)	$11,562,000	$—

December 31, 2012
Type of security:
Municipal bonds — available for sale	21,111,000	220,000	(9,000)	21,322,000	—
Total debt securities	$21,111,000	$220,000	$(9,000)	$21,322,000	$—

For the three and nine months ended September 30, 2013, we received total proceeds of $10,321,000 and $13,321,000 respectively, from sales of available for sale municipal bonds. These sales resulted in realized gains of $31,000 and $47,000 recorded in other income – investment and interest caption on our statement of comprehensive income for the three and nine months ended September 30, 2013, respectively. The basis for the sale of these securities was a specific identification of each bond sold during this period.

For the three and nine months ended September 30, 2012, we received total proceeds of $1,100,000 and $15,971,000 respectively, from sales of available for sale municipal bonds. There were no realized gains from the sale of available for sale municipal bonds for the three months ended September 30, 2012. The sales of available for sale municipal bonds for the nine months ended September 30, 2012 resulted in realized gains of $224,000 recorded in other income – investment and interest caption on our statement of comprehensive income. The basis for the sale of these securities was a specific identification of each bond sold during this period.

The following tables include contractual maturities of debt securities held at September 30, 2013 and December 31, 2012, which are classified as marketable securities in the consolidated Balance Sheet.

	Municipal Bonds — Available for Sale
Contractual maturity:	September 30, 2013	December 31, 2012
Maturing in one year or less	$3,223,000	$5,164,000
Maturing after one year through three years	6,102,000	12,134,000
Maturing after three years	2,237,000	4,024,000
Total debt securities	$11,562,000	$21,322,000

Note 6— Share-Based Compensation

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

A summary of stock-based compensation expense for the nine months ended September 30, 2013 and 2012 is as follows:

	For the Nine Months Ended September 30,
	2013	2012
Stock Options	$1,508,000	$1,423,000
Restricted Stock	21,000	—
Employee Stock Purchase Plan (ESPP)	262,000	276,000
Total pre-tax stock-based compensation expense charged against income (1)	$1,791,000	$1,699,000

(1)	Stock-based compensation expense is recorded in the selling, general and administrative caption in our consolidated statements of comprehensive income.

We have outstanding stock awards that were granted under the Pre-existing Plans to non-employee directors, officers and employees of the Company and other specified groups, depending on the Pre-existing Plan. No further grants are allowed under the Pre-existing Plans. As of September 30, 2013, 5,474,000 shares of common stock were reserved for issuance under our 2012 Plan, including 2,784,000 shares which are available for future grant. The stock price will not be less than the fair market value of the common stock on the date the award is granted. No stock grant will have a term in excess of ten years. Since 2008, all awards granted become vested and exercisable ratably over a five year period on each yearly anniversary date of the option grant.

A summary of our stock option activity is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price
December 31, 2012	2,632,000	$13.18
Granted	564,000	23.50
Cancelled	(60,000)	18.25
Exercised	(446,000)	12.34
September 30, 2013	2,690,000	$15.37

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2013 and 2012 was $6.81 and $4.74 per common share, respectively.

During the nine months ended September 30, 2013, the Company granted 6,000 shares of restricted stock with a weighted average grant date fair value of $23.50 per share.

The following table summarizes other information about our outstanding stock options at September 30, 2013.

Stock Options
Range of exercise prices	$3.68 - 23.50
Outstanding:
Weighted average remaining contractual life (years)	6.40
Aggregate intrinsic value	$27,963,000
Exercisable:
Number of shares	1,104,000
Weighted average remaining contractual life (years)	4.20
Aggregate intrinsic value	$16,328,000

Fair Value Estimates

The fair value of stock awards granted in 2013 and 2012 was estimated on the date of grant using the Black-Scholes option valuation model based on the following assumptions:

	September 30, 2013	September 30, 2012
Risk-free interest rate	1.5%	1.3%
Weighted average expected life in years	6.0 years	6.8 years
Expected volatility	38.9%	39.2%
Dividend yield	2.8%	3.6%

Other Information

Other information pertaining to activity of our stock awards during the nine months ended September 30, 2013 and 2012 was as follows:

	September 30, 2013	September 30, 2012
Total grant-date fair value of stock awards granted	$3,412,000	$2,438,000
Total fair value of stock awards vested during period	$1,897,000	$1,870,000
Total unrecognized compensation expense related to non-vested stock awards	$5,472,000	$4,948,000

At September 30, 2013, the unrecognized compensation cost related to stock awards granted but not yet vested, as reported above, was expected to be recognized through the fourth quarter of 2017 for the 2013 grants and the fourth quarter of 2016 for the 2012 grants.

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

Under the ESPP, we are authorized to issue up to 4,050,000 shares of our common stock to our employees. Pursuant to such authorization, we have 2,541,000 shares available for future grant at September 30, 2013.

The stock-based compensation expense associated with our ESPP was estimated on the date of grant using the Black-Scholes option valuation model based on the following assumptions:

	September 30, 2013	September 30, 2012
Risk-free interest rate	0.24%	0.19%
Weighted average expected life in years	1.0 year	1.0 year
Expected volatility	27.6%	36.5%
Dividend yield	2.8%	3.6%

Note 7— Dividends

During the nine months ended September 30, 2013, we paid regular quarterly cash dividends approximating $34,760,000 as follows:

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013
Cash dividend per common share	$0.16625	$0.16750	$0.16875
Total cash dividends paid	$11,415,000	$11,516,000	$11,829,000
Record date	February 22, 2013	May 10, 2013	August 16, 2013
Payment date	March 15, 2013	June 14, 2013	September 20, 2013

Additionally, on October 8, 2013, our Board of Directors declared a regular quarterly cash dividend of $0.17 per common share, which will be paid on December 20, 2013, to shareholders of record as of the close of business on November 15, 2013.

Cash dividends on our outstanding weighted average number of basic common shares for the three and nine months ended September 30, 2013 and 2012 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Cash dividends per common share	$0.17	$0.16	$0.50	$0.49

Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

Note 8— Income Taxes

For the nine months ended September 30, 2013, our effective tax rate was approximately 31%, a decrease from the 38% effective tax rate for the comparable 2012 period. Such differences between the effective tax rates and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes and tax credits available to the Company. The decrease in the effective tax rate is primarily due to an increase in expected tax credits realized in 2013 for 2012 and 2013 as compared to previous fiscal periods. The Company receives credits related to the Work Opportunity Tax Credit (“WOTC”) program but this program initially expired at December 31, 2011. The WOTC was subsequently renewed, but not until January 2, 2013, as part of The American Taxpayer Relief Act of 2012. Since the WOTC was renewed during the three month period ended March 31, 2013, the total tax effect of additional expected credits for 2012 was included in this period. As such, the effective tax rate is expected to increase in subsequent periods during 2013 and currently is expected to be approximately 32% for the entire year if there are no significant changes.

We account for income taxes using the asset and liability method, which results in recognizing income tax expense based on the amount of income taxes payable or refundable for the current year. Additionally, we evaluate regularly the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2009 through 2012 (with regard to U.S. federal income tax returns) and December 31, 2008 through 2012 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2013.

We may from time to time be assessed interest or penalties by taxing jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. When we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Note 9—Related Party Transactions

A director is a member of a law firm which was retained by us. In each of the nine months ended September 30, 2013 and 2012, fees received from us by such firm did not exceed $120,000 in any period. Additionally, such fees did not exceed, in either period, 5% of such firm’s revenues.

Note 10—Segment Information

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

We manage and evaluate our operations in two reportable segments: Housekeeping (housekeeping, laundry, linen and other services) and Dietary (dietary department services). Although both segments serve the same client base and share many operational similarities, they are managed separately due to distinct differences in the type of service provided, as well as the specialized expertise required of the professional management personnel responsible for delivering the respective segment’s services. We consider the various services provided within each reportable segment to comprise an identifiable reportable operating segment since such services are rendered pursuant to a single service agreement, specific to that reportable segment, as well as the fact that the delivery of the respective reportable segment’s services are managed by the same management personnel of the particular reportable segment.

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

	Housekeeping Services	Dietary Services	Corporate and Eliminations		Total
Three Months Ended September 30, 2013
Revenues	$193,526,000	$105,023,000	$—		$298,549,000
Income before income taxes	17,229,000	6,135,000	(2,171,000)	(1)	21,193,000
Three Months Ended September 30, 2012
Revenues	$186,182,000	$86,377,000	$122,000	(1)	$272,681,000
Income before income taxes	17,318,000	4,882,000	(3,627,000)	(1)	18,573,000

	Housekeeping Services	Dietary Services	Corporate and Eliminations		Total
Nine Months Ended September 30, 2013
Revenues	$564,910,000	$281,147,000	$—		$846,057,000
Income before income taxes	53,667,000	16,600,000	(10,259,000)	(1)	60,008,000
Nine Months Ended September 30, 2012
Revenues	$550,579,000	$249,658,000	$159,000	(1)	$800,396,000
Income before income taxes	52,445,000	13,556,000	(15,362,000)	(1)	50,639,000

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

Total Revenues from Clients

The following revenues earned from clients differ from segment revenues reported above due to the inclusion of adjustments used for segment reporting purposes by management. We earned total revenues from clients in the following service categories:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Housekeeping services	$132,340,000	$124,049,000	$381,284,000	$367,599,000
Laundry and linen services	60,480,000	60,846,000	180,782,000	179,621,000
Dietary services	105,023,000	86,528,000	281,147,000	249,735,000
Maintenance services and other	706,000	1,258,000	2,844,000	3,441,000
	$298,549,000	$272,681,000	$846,057,000	$800,396,000

Note 11— Earnings Per Common Share

Basic net earnings per share are computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted net earnings per share. The computations of basic net earnings per share and diluted net earnings per share are as follows:

	Three Months Ended September 30, 2013
	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net income	$13,790,000
Basic earnings per common share	$13,790,000	69,706,000	$0.20
Effect of dilutive securities:
Stock options and restricted stock		825,000	—
Diluted earnings per common share	$13,790,000	70,531,000	$0.20

	Three Months Ended September 30, 2012
	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net income	$11,517,000
Basic earnings per common share	$11,517,000	67,651,000	$0.17
Effect of dilutive securities:
Stock options and restricted stock		984,000	—
Diluted earnings per common share	$11,517,000	68,635,000	$0.17

	Nine Months Ended September 30, 2013
	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net income	$41,677,000
Basic earnings per common share	$41,677,000	68,926,000	$0.60
Effect of dilutive securities:
Stock options and restricted stock		832,000	—
Diluted earnings per common share	$41,677,000	69,758,000	$0.60

	Nine Months Ended September 30, 2012
	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net income	$31,416,000
Basic earnings per common share	$31,416,000	67,344,000	$0.47
Effect of dilutive securities:
Stock options and restricted stock		972,000	(0.01)
Diluted earnings per common share	$31,416,000	68,316,000	$0.46

Stock awards to purchase 547,000 and 548,000 shares of common stock having an average exercise price of $23.50 per common share were outstanding during the three and nine months ended September 30, 2013 but not included in the computation of diluted earnings per common share because the exercise prices of the options were greater than the average market price of the common shares, and therefore, would be antidilutive.

Stock awards to purchase 507,000 and 559,000 shares of common stock having an average exercise price of $17.50 per common share were outstanding during the three and nine months ended September 30, 2012 but not included in the computation of diluted earnings per common share because the exercise prices of the options were greater than the average market price of the common shares, and therefore, would be antidilutive.

Note 12—Other Contingencies

We have a $57,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At September 30, 2013, there were no borrowings under the line of credit. However, at such date, we had outstanding a $43,520,000  irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $43,520,000 at September 30, 2013. The line of credit requires us to satisfy two financial covenants. We are in compliance with the financial covenants at September 30, 2013 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2014.

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

Note 13—Subsequent Events

We evaluated all subsequent events through the date this Form 10-Q is being filed with the SEC. We believe there were no events or transactions occurring during this subsequent reporting period which require recognition or additional disclosure in these financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of September 30, 2013 and December 31, 2012 and the periods then ended and the notes accompanying those financial statements.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe that we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to over 3,000 facilities in 48 states as of September 30, 2013. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, our clients are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

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

We are organized into two reportable segments; housekeeping, laundry, linen and other services (“Housekeeping”), and dietary department services (“Dietary”). At September 30, 2013, Housekeeping is provided at essentially all of our 3,000 client facilities, generating approximating 67% or $564,910,000 of the total revenues for the nine months ended September 30, 2013. Dietary is provided to approximately 800 client facilities at September 30, 2013 and contributed approximately 33% or $281,147,000 of total revenues for the nine months ended September 30, 2013.

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

We currently operate two wholly-owned subsidiaries, Huntingdon Holdings, Inc. (“Huntingdon”) and Healthcare Staff Leasing Solutions, LLC (“Staff Leasing”). Huntingdon invests our cash and cash equivalents, and manages our portfolio of available-for-sale marketable securities. Staff Leasing is an entity formed in 2011 to offer professional employer organization (“PEO”) services to potential clients in the health care industry. As of September 30, 2013, we have PEO service contracts in three states. During the three and nine months ended September 30, 2013 and 2012, operating results from our PEO service contracts were not material.

Consolidated Operations

The following table sets forth, for the periods indicated, the percentage which certain items bear to consolidated revenues:

	Relation to Consolidated Revenues		Relation to Consolidated Revenues
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	85.7%	85.9%	85.8%	86.5%
Selling, general and administrative	7.6%	7.6%	7.4%	7.5%
Investment and interest income	0.4%	0.4%	0.3%	0.3%
Income before income taxes	7.1%	6.9%	7.1%	6.3%
Income taxes	2.5%	2.6%	2.2%	2.4%
Net income	4.6%	4.3%	4.9%	3.9%

Housekeeping is our largest and core reportable segment, representing approximately 65% of consolidated revenues for the third quarter 2013. Dietary revenues represented approximately 35% of consolidated revenues for the third quarter 2013.

Although there can be no assurance thereof, we believe that for the remainder of 2013, Dietary’s revenues, as a percentage of consolidated revenues, may increase from its respective percentages previously noted. Furthermore, we expect the sources of organic growth for the remainder of 2013 for the respective operating segments will be primarily the same as historically experienced. Accordingly, although there can be no assurance thereof, the growth in Dietary is expected to come from our current Housekeeping client base, while growth in Housekeeping will primarily come from obtaining new clients or as a result of the Platinum acquisition.

Three Months Ended September 30, 2013 and 2012

The following table sets forth the third quarter 2013 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis compared to third quarter 2012 amounts. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles.

	Reportable Segments — For the Three Months Ended September 30, 2013
				Housekeeping		Dietary
	Consolidated	% Change	Corporate and Eliminations	Amount	% Change	Amount	% Change
Revenues	$298,549,000	9.5%	$—	$193,526,000	3.9%	$105,023,000	21.6%
Cost of services provided	255,964,000	9.3	(19,221,000)	176,297,000	4.4	98,888,000	21.3
Selling, general and administrative	22,576,000	8.6	22,576,000	—	—	—	—
Investment and interest income	1,184,000	23.1	1,184,000	—	—	—	—
Income before income taxes	$21,193,000	14.1%	$(2,171,000)	$17,229,000	(0.5)%	$6,135,000	25.7%

Revenues

Consolidated

Consolidated revenues increased 9.5% to $298,549,000 in the third quarter 2013 compared to $272,681,000 in the third quarter 2012 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping’s 3.9% net growth in reportable segment revenues resulted primarily from an increase in revenues attributable to service agreements entered into with new clients and the acquisition of Platinum on July 12, 2013.

Dietary’s 21.6% net growth in reportable segment revenues is primarily a result of providing this service to a greater number of existing Housekeeping clients.

Costs of services provided

Consolidated

As a percentage of consolidated revenues, cost of services decreased to 85.7% in the third quarter 2013 from 85.9% in the third quarter 2012. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance.

	For the Three Months Ended September 30,
Cost of Services Provided-Key Indicators as % of Revenue	2013%	2012%	% Change
Bad debt provision	0.1	0.1	—
Workers’ compensation and general liability insurance	3.1	3.2	(0.1)

The bad debt provision remained consistent and is primarily due to our assessment of the collectability of our receivables.

The workers’ compensation and general liability insurance expense decreased primarily due to more favorable claims' experience during the three months ended September 30, 2013 compared to the corresponding 2012 period.

Reportable Segments

Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues for the third quarter 2013, increased to 91.1% from 90.7% in the third quarter 2012. Cost of services provided for Dietary, as a percentage of Dietary revenues for the third quarter 2013, decreased slightly to 94.2% from 94.3% in the third quarter 2012.

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues that we manage on a reportable segment basis in evaluating our financial performance:

	For the Three Months Ended September 30,
Cost of Services Provided-Key Indicators as % of Revenue	2013%	2012%	% Change
Housekeeping labor and other labor costs	80.9	80.5	0.4
Housekeeping supplies	7.8	8.0	(0.2)
Dietary labor and other labor costs	53.4	52.6	0.8
Dietary supplies	39.4	38.9	0.5

Housekeeping labor and other labor costs, as a percentage of Housekeeping revenues, increased due to inefficiencies recognized in managing labor at the facility level. The decrease in Housekeeping supplies, as a percentage of Housekeeping revenues, is primarily due to more favorable vendor pricing programs obtained through further consolidation of housekeeping supply vendors. Additionally, we have added more clients where we provide a greater amount of supplies under the terms of our service agreements compared to what we have historically provided to our client base.

Dietary labor and other labor costs, as a percentage of Dietary revenues, increased due to inefficiencies recognized in managing labor at the facility level. The increase in Dietary supplies, as a percentage of Dietary revenues, is a result of the inefficient management of these costs, offset by more favorable vendor pricing programs obtained through further consolidation of dietary supply vendors.

Consolidated Selling, General and Administrative Expense

	For the Three Months Ended September 30,
	2013	2012	$ Change	% Change
Selling, general and administrative expense w/o deferred compensation change (a)	$21,603,000	$20,014,000	1,589,000	7.9%
Deferred compensation fund gain	973,000	775,000	198,000	25.5%
Consolidated selling, general and administrative expense (b)	$22,576,000	$20,789,000	1,787,000	8.6%

(a)	Selling, general and administrative expense excluding the change in the market value of the deferred compensation fund.

(b)	Consolidated selling, general and administrative expense reported for the period presented.

Although our growth in consolidated revenues was 9.5% for the third quarter 2013, selling, general and administrative expenses excluding the change in market value of the deferred compensation fund increased 7.9% or $1,589,000 compared to the third quarter 2012. Consequently, for the third quarter 2013, selling, general and administrative expenses (excluding the impact of deferred compensation fund), as a percentage of consolidated revenues, decreased to 7.2% compared to 7.3% for the third quarter 2012.

Consolidated Investment and Interest Income

Investment and interest income, as a percentage of consolidated revenues, remained constant at 0.4% for the third quarter 2013 compared to the third quarter 2012.

Income before Income Taxes

Consolidated

As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for the third quarter 2013 increased to 7.1%, as a percentage of consolidated revenues, compared to 6.9% for the third quarter 2012.

Reportable Segments

Housekeeping’s decrease in income before income taxes is primarily attributable to the key indicators discussed above, specifically the increase in housekeeping labor and labor related costs, partially offset by the increase in reportable segment revenues, as well as the decrease in housekeeping supplies as a percentage of revenue.

Dietary’s increase in income before income taxes is primarily attributable to the key indicators discussed above, specifically the increase in reportable segment revenues, partially offset by the increase in labor and labor related costs as a percentage of revenue, and the increase in the cost of dietary supplies.

Consolidated Income Taxes

For the third quarter 2013, our effective tax rate was approximately 35%, a decrease from the approximately 38% effective tax rate for the comparable 2012 period. Such differences between the effective tax rates and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes and tax credits available to the Company. The decrease in the effective tax rate is primarily due to the unavailability of tax credits in 2012, as well as an increase in expected tax credits realized in 2013 as compared to previous fiscal periods.

Consolidated Net Income

As a result of the matters discussed above, consolidated net income as a percentage of revenue for the third quarter 2013 increased to 4.6% compared to 4.3% in third quarter 2012.

Nine Months Ended September 30, 2013 and 2012

The following table sets forth the income statement key components for the nine months ended September 30, 2013 that we use to evaluate our financial performance on a consolidated and reportable segment basis compared to the corresponding 2012 amounts. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles.

	Reportable Segments — For the Nine Months Ended September 30, 2013
				Housekeeping		Dietary
	Consolidated	% Change	Corporate and Eliminations	Amount	% Change	Amount	% Change
Revenues	$846,057,000	5.7%	$—	$564,910,000	2.6%	$281,147,000	12.6%
Cost of services provided	725,757,000	4.9	(50,033,000)	511,243,000	2.6	264,547,000	12.0
Selling, general and administrative	62,729,000	4.0	62,729,000	—	—	—	—
Investment and interest income	2,437,000	(3.3)	2,437,000	—	—	—	—
Income before income taxes	$60,008,000	18.5%	$(10,259,000)	$53,667,000	2.3%	$16,600,000	22.5%

Revenues

Consolidated

Consolidated revenues increased 5.7% to $846,057,000 for the nine months ended September 30, 2013 compared to $800,396,000 in the corresponding period in 2012 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping’s 2.6% net growth in reportable segment revenues resulted primarily from an increase in revenues attributable to service agreements entered into with new clients and the acquisition of Platinum on July 12, 2013.

Dietary’s 12.6% net growth in reportable segment revenues is primarily a result of providing this service to a greater number of existing Housekeeping clients.

Costs of services provided

Consolidated

As a percentage of consolidated revenues, cost of services decreased to 85.8% in the nine months ended September 30, 2013 from 86.5% in the corresponding period in 2012. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance.

	For the Nine Months Ended September 30,
Cost of Services Provided-Key Indicators as % of Revenue	2013%	2012%	% Change
Bad debt provision	0.1	0.2	(0.1)
Workers’ compensation and general liability insurance	3.1	3.4	(0.3)

The bad debt provision decreased primarily due to our assessment of the collectability of our receivables.

The workers’ compensation and general liability insurance expense decreased primarily due to more favorable claims' experience during the nine months ended September 30, 2013 compared to the corresponding period in 2012.

Reportable Segments

Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues for the nine months ended September 30, 2013, remained constant at 90.5% compared to the corresponding period in 2012. Cost of services provided for Dietary, as a percentage of Dietary revenues for the nine months ended September 30, 2013, decreased to 94.1% from 94.6% compared to the corresponding period in 2012.

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues that we manage on a reportable segment basis in evaluating our financial performance:

	For the Nine Months Ended September 30,
Cost of Services Provided-Key Indicators as % of Revenue	2013%	2012%	% Change
Housekeeping labor and other labor costs	80.1	80.3	(0.2)
Housekeeping supplies	7.9	7.8	0.1
Dietary labor and other labor costs	52.4	52.6	(0.2)
Dietary supplies	39.3	39.1	0.2

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

Dietary labor and other labor costs, as a percentage of Dietary revenues, decreased due to increased efficiencies in managing these costs at the facility level. The increase in Dietary supplies, as a percentage of Dietary revenues, is a result of the inefficient management of these costs, offset by more favorable vendor pricing programs obtained through further consolidation of dietary supply vendors.

Consolidated Selling, General and Administrative Expense

	For the Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Selling, general and administrative expense w/o deferred compensation change (a)	$60,900,000	$58,583,000	2,317,000	4.0%
Deferred compensation fund gain	1,829,000	1,712,000	117,000	6.8%
Consolidated selling, general and administrative expense (b)	$62,729,000	$60,295,000	2,434,000	4.0%

(a)	Selling, general and administrative expense excluding the change in the market value of the deferred compensation fund.

(b)	Consolidated selling, general and administrative expense reported for the period presented.

Although our growth in consolidated revenues was 5.7% for the nine months ended September 30, 2013, selling, general and administrative expenses excluding the change in market value of the deferred compensation fund increased 4.0% or 2,317,000 compared to the corresponding period in 2012. Consequently, for the nine months ended September 30, 2013, selling, general and administrative expenses (excluding the impact of deferred compensation fund), as a percentage of consolidated revenues, decreased to 7.2% compared to 7.3% in the corresponding 2012 period.

Consolidated Investment and Interest Income

Investment and interest income, as a percentage of consolidated revenues, remained constant at 0.3% for the nine months ended September 30, 2013 compared to the corresponding 2012 period.

Income before Income Taxes

Consolidated

As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for the nine months ended September 30, 2013 increased to 7.1%, as a percentage of consolidated revenues, compared to 6.3% for the corresponding 2012 period.

Reportable Segments

Housekeeping’s increase in income before income taxes is primarily attributable to the key indicators discussed above, specifically the increase in reportable segment revenues, as well as the decrease in labor and labor related costs as a percentage of revenue, partially offset by the increased cost of housekeeping supplies.

Dietary’s increase in income before income taxes is primarily attributable to the key indicators discussed above, specifically the increase in reportable segment revenues and decrease in labor and labor related costs as a percentage of revenue, partially offset by the increase in the cost of dietary supplies.

Consolidated Income Taxes

For the nine months ended September 30, 2013, our effective tax rate was approximately 31%, a decrease from the approximately 38% effective tax rate for the comparable 2012 period. Such differences between the effective tax rates and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes and tax credits available to the Company. The decrease in the effective tax rate is primarily due to an increase in expected tax credits realized in 2013 for 2012 and 2013 as compared to previous fiscal periods. The Company receives credits related to the Work Opportunity Tax Credit (“WOTC”) program but this program expired at December 31, 2011. The WOTC was subsequently renewed, but not until January 2, 2013, as part of The American Taxpayer Relief Act of 2012. Since the WOTC was renewed during the three month period ended March 31, 2013, the total tax effect of additional expected credits for 2012 was included in this period. As such, the effective tax rate is expected to increase in subsequent periods during 2013 and currently is expected to be approximately 32% for the entire year if there are no significant changes.

Consolidated Net Income

As a result of the matters discussed above, consolidated net income as a percentage of revenue for the nine months ended September 30, 2013 increased to 4.9% compared to 3.9% in the corresponding 2012 period.

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

Summarized below for the nine months ended September 30, 2013 and year ended December 31, 2012 are the aggregate account balances for the three Allowance criteria noted above, net write-offs of client accounts, bad debt provision and allowance for doubtful accounts.

Period Ended	Aggregate Account Balances of Clients in Bankruptcy or in/or Pending Collection/Litigation	Net Write-offs of Client Accounts	Bad Debt Provision	Allowance for Doubtful Accounts
September 30, 2013	$6,715,000	$1,346,000	$940,000	$3,564,000
December 31, 2012	$6,273,000	$2,697,000	$2,160,000	$3,970,000

At September 30, 2013, we identified accounts totaling $6,715,000 that require an Allowance based on potential impairment or loss of value. An Allowance totaling $3,564,000 was provided for these accounts at such date. Actual collections of these accounts could differ from that which we currently estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance would decrease net income by approximately $110,000.

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

Accrued Insurance Claims

We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance, which comprise approximately 22% of our liabilities at September 30, 2013. Under our insurance plans for general liability and workers' compensation, predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost. Our accounting for this plan is affected by various uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We address these uncertainties by regularly evaluating our claims’ pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluations are based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/or industry trends result in an unfavorable change resulting from, among other factors, the severity levels of reported claims and medical cost inflation, as compared to historical claim trends, it would have an adverse effect on our results of operations and financial condition. Under these plans, predetermined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.

For workers’ compensation, we record a reserve based on the present value of estimated future cost of claims and related expenses that have been reported but not settled, including an estimate of claims incurred but not reported that are developed as a result of a review of our historical data and open claims. The present value of the payout is determined by applying an 8% discount factor against the estimated value of the claims over the estimated remaining pay-out period. Reducing the discount factor by 1% would reduce net income by approximately $45,000. Additionally, reducing the estimated payout period by six months would result in an approximate $106,000 reduction in net income.

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

Liquidity and Capital Resources

At September 30, 2013, we had cash and cash equivalents and marketable securities of $62,121,000 and working capital of $215,181,000 compared to December 31, 2012 cash, cash equivalents and marketable securities of $90,271,000 and working capital of $200,182,000. We view our cash and cash equivalents and marketable securities as our principal measure of liquidity. Our current ratio remained constant with a 4.0 to 1 ratio at September 30, 2013 compared to December 31, 2012. The increase in working capital resulted primarily from increases in our accounts and notes receivables, prepaid expenses and other, inventories and supplies, and decreases in our accrued payroll and other accrued expense balances, primarily resulting from the timing of such payments at September 30, 2013 as compared with December 31, 2012, as well as a decrease in our deferred income taxes. This increase was partially negatively impacted by the decrease in our cash and cash equivalents, marketable securities, and increases in our accounts payable, income taxes payable and accrued insurance claims. On an historical basis, our operations have generally produced consistent cash flow and have required limited capital resources. We believe our current and near term cash flow positions will enable us to fund our anticipated growth.

Operating Activities

The net cash provided by our operating activities was $7,872,000 for the nine months ended September 30, 2013. The principal sources of net cash flows from operating activities for the nine months ended September 30, 2013 was net income, adjusted for non-cash charges to operations for bad debt provisions, stock-based compensation, depreciation and amortization, which totaled $45,325,000. Additionally, operating activities' cash flows decreased by $63,376,000 as a result of the increases in accounts and notes receivable, inventories and supplies, deferred compensation funding and the decreases in accrued payroll. These operating cash outflows were partially offset by the cash inflows of $25,923,000 related to the decrease in prepaid expenses and other assets and the increases in accounts payable and other accruals, accrued insurance claims, deferred compensation liability and income taxes payable.

Investing Activities

The net cash provided by our investing activities for the nine months ended September 30, 2013 was $1,594,000. The principal sources of net cash flows from investing activities was $9,171,000 of net sales of marketable securities. This investing cash inflow was partially offset by cash outflows related to acquisition activity and capital expenditures. We expended $5,000,000 in connection with the acquisition of Platinum Health Services, LLC and Platinum Health Services PEO, LLC on July 12, 2013. Additionally, we expended $2,735,000 for the purchase of housekeeping equipment, computer software and equipment, and laundry equipment installations. See “Capital Expenditures” below.

Financing Activities

During the nine months ended September 30, 2013, we paid regular quarterly cash dividends approximating $34,760,000 as follows:

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013
Cash dividend per common share	$0.16625	$0.16750	$0.16875
Total cash dividends paid	$11,415,000	$11,516,000	$11,829,000
Record date	February 22, 2013	May 10, 2013	August 16, 2013
Payment date	March 15, 2013	June 14, 2013	September 20, 2013

Additionally, on October 8, 2013, our Board of Directors declared a regular quarterly cash dividend of $0.17 per common share, which will be paid on December 20, 2013, to shareholders of record as of the close of business on November 15, 2013.

The dividends paid to shareholders during the nine months ended September 30, 2013 were in excess of cash flows during the given period, and therefore, were funded by the existing cash, cash equivalents and marketable securities held by the Company. At September 30, 2013 and December 31, 2012, we had $62,121,000 and $90,271,000, respectively, in cash, cash equivalents and marketable securities. Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

During the nine months ended September 30, 2013, we received proceeds of $5,469,000 from the exercise of stock options by employees and directors. Additionally, as a result of deductions derived from the stock option exercises, we recognized an income tax benefit of $1,355,000.

Line of Credit

We have a $57,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At September 30, 2013, there were no borrowings under the line of credit. However, at such date, we had outstanding a $43,520,000 irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $43,520,000 at September 30, 2013.

The line of credit requires us to satisfy two financial covenants. Such covenants and their respective status at September 30, 2013 were as follows:

Covenant Description and Requirement	Status at September 30, 2013
Commitment coverage ratio: cash and cash equivalents plus marketable securities must equal or exceed outstanding obligations under the line by a multiple of 1.00	1.43
Tangible net worth: must exceed $181,185,000	$224,568,000

As noted above, we complied with both financial covenants at September 30, 2013 and expect to continue to remain in compliance with such financial covenants. This line of credit expires on June 30, 2014. We believe the line of credit will be renewed at that time.

Accounts and Notes Receivable

We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Congress has enacted a number of laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally dependent on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At September 30, 2013 and December 31, 2012, we had $11,821,000 and $10,730,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

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

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $940,000 and $1,750,000 for the nine months ended September 30, 2013 and 2012, respectively. As a percentage of total revenues, these provisions represent approximately 0.1% and 0.2% for such respective periods. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

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

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment purchases, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2013, we estimate that for the remainder of 2013 we will have capital expenditures of approximately $750,000 to $1,500,000 in connection with housekeeping equipment purchases and laundry and linen equipment installations in our clients’ facilities, as well as expenditures relating to internal data processing hardware and software requirements. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would, if necessary, seek to obtain necessary working capital from such sources as long-term debt or equity financing.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2013, we had $62,121,000 in cash, cash equivalents and marketable securities. In accordance with U.S. GAAP, the fair value of all of our cash equivalents and marketable securities is determined based on "Level 1" or “Level 2” inputs, which consist of quoted prices whose value is based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Based on their evaluation as of September 30, 2013, pursuant to Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act 13a-15(e) are effective.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by our management, including our Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended September 30, 2013, were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There has been no material change in the risk factors set forth in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012, except as follows:

We may be unable to successfully integrate the operations of Platinum Health Services, LLC and Platinum Health Services PEO, LLC with our operations.

We acquired the assets of Platinum Health Services, LLC and Platinum Health Services PEO, LLC (collectively "Platinum") on July 12, 2013. We will be required to devote significant management attention and resources to integrating the operations and business practices of Platinum with our existing operating and business practices. Potential difficulties we may encounter as part of the integration process include the following:

•	the ability to retain a substantial number of Platinum's existing clients;

•	the unanticipated or excessive diversion of management's resources;

•	the integration of new operations and personnel and the disruption of, or the loss of momentum in, ongoing operations;

•	the failure to achieve expected financial results;

•	the inability to implement effective internal controls, procedures and policies for Platinum as required by the Sarbanes-Oxley Act of 2002 within the time periods prescribed thereby;

•	the inability to successfully integrate Platinum in a manner that permits us to achieve the full revenue and other benefits anticipated to result from our acquisition of its assets; and

•	the potential unknown liabilities and unforeseen incurred expenses or delays associated with the acquisition.

These and other risks could affect our ability to achieve the anticipated benefits of our acquisition of Platinum. In addition, these and other risks related to our acquisition of Platinum could adversely affect our ability to maintain relationships with customers and employees and have a material adverse effect on our business, financial condition and results of operations. If we were unable to successfully address any of these risks, our overall business could be harmed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

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

HEALTHCARE SERVICES GROUP, INC.

Date:	October 24, 2013	/s/ Daniel P. McCartney
Daniel P. McCartney
Chief Executive Officer
(Principal Executive Officer)

Date:	October 24, 2013	/s/ John C. Shea
John C. Shea
Chief Financial Officer and Secretary
(Principal Financial Officer)