Form 10-K
period 2013-12-31
HEALTHCARE SERVICES GROUP INC
filed 2014-02-21
CIK 731012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  ☐    NO  ☑
The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant as of the close of business on June 30, 2013 was approximately $1,183,606,000 based on closing sale price of the Common Stock on the NASDAQ National Global Select on that date. The determination of affiliate status is not a determination for any other purpose. The Registrant does not have any non-voting common equity authorized or outstanding.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock (Common Stock, $.01 par value) as of the latest practicable date (February 19, 2014). 70,110,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 27, 2014 have been incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

Healthcare Services Group, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2013

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; from having several significant clients who each individually contributed at least 3% with one as high as 5% to our total consolidated revenues for the year ended December 31, 2013; risks associated with our acquisition of Platinum Health Services, LLC, our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor related matters such as minimum wage increases; and the risk factors described in Part I in this report under “Government Regulation of Clients,” “Competition” and “Service Agreements/Collections,” and under Item IA “Risk Factors.” Many of our clients’ revenues are highly contingent on Medicare, Medicaid and other payors’ reimbursement funding rates, which Congress and related agencies have affected through the enactment of a number of major laws and regulations during the past decade, including the March 2010 enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010. In July 2011, the United States Center for Medicare Services (“CMS”) issued final rulings which, among other things, reduced (effective October 1, 2011) Medicare payments to nursing centers by 11.1% and changed the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries. In January 2013, the U.S. Congress enacted the American Taxpayer Relief Act of 2012, which delayed automatic spending cuts of $1.2 trillion, including reduced Medicare payments to plans and providers up to 2%. These discretionary spending caps were originally enacted under provisions in the Budget Control Act of 2011, an initiative to reduce the federal deficit through the year 2021, also known as “sequestration.” The sequestration went into effect starting March 2013. In December 2013, the U.S. Congress enacted the Bipartisan Budget Act of 2013, which reduces the impact of the sequestration over the next two years, beginning in fiscal year 2014 and extended the reduction in Medicare payments to plans and providers for two years through the year 2023. In addition, the U.S. Congress and the executive branch of the government may consider further changes or revising legislation relating to health care in the United States which, among other initiatives, may impose cost containment measures impacting our clients. These enacted laws, proposed laws and forthcoming regulations have significantly altered, or threaten to alter, overall government reimbursement funding rates and mechanisms. The overall effect of these laws and trends in the long-term care industry has affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor-related costs, materials, supplies and equipment used in performing services could not be passed on to our clients.

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

Item I.  Business.

General

The Company is a Pennsylvania corporation, incorporated on November 22, 1976. We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. Based on the nature and similarities of the services provided, our business operations consist of two business segments (Housekeeping and Dietary). We believe we are the largest provider of our services to the long-term care industry in the United States, rendering such services to over 3,000 facilities in 48 states as of December 31, 2013. We provide our Housekeeping services to essentially all client facilities and provide Dietary services to approximately 800 of such facilities. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation and regulations relating to Medicare and Medicaid reimbursement programs.

As of December 31, 2013, we operate two wholly-owned subsidiaries, Huntingdon Holdings, Inc. (“Huntingdon”) and Healthcare Staff Leasing Solutions, LLC (“Staff Leasing”). Huntingdon invests our cash and cash equivalents and manages our portfolio of marketable securities. Staff Leasing is an entity formed in 2011 to offer professional employer organization (“PEO”) services to potential clients in the health care industry. As of December 31, 2013, we have PEO service contracts in several states.

Segment Information

The information called for herein is discussed below in Description of Services, and within Item 8 of this Annual Report on Form 10-K under Note 14 of Notes to Consolidated Financial Statements for the years ended December 31, 2013, 2012 and 2011.

Description of Services

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of the health care industry.

We are organized into, and provide our services through two reportable segments: housekeeping, laundry, linen and other services (“Housekeeping”), and dietary department services (“Dietary”). The operating results from our PEO service contracts are included in our Housekeeping segment as these services include housekeeping and laundry personnel. The Company’s corporate headquarters provides centralized financial management and administrative services to the Housekeeping and Dietary business segments.

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

Our labor force is interchangeable with respect to each of the services within Housekeeping. Our labor force with respect to Dietary is specific to it. There are many similarities in the nature of the services performed by each segment. However, there are some differences in the specialized expertise required of the professional management personnel responsible for delivering the services of the respective segments. We believe the services of each segment provide opportunity for growth.

An overview of each of our segments follows:

Housekeeping

Housekeeping services.  Housekeeping services is our largest service sector, representing approximately 45% or $514,180,000 of consolidated revenues in 2013. This service involves the management of the client’s housekeeping department which is principally responsible for the cleaning, disinfecting and sanitizing resident areas in our clients’ facilities. In providing services to any given client facility, we typically hire and train the hourly employees employed by such facility. We normally assign two on-site managers to each facility to supervise and train hourly personnel and coordinate housekeeping services with other facility support functions in accordance with the direction provided by the client facility’s administrator. Such management personnel also oversee the execution of a variety of quality and cost-control procedures including continuous training and employee evaluation and on-site testing for infection control. The on-site management team also assists the facility in complying with federal, state and local regulations.

Laundry and linen services.  Laundry and linen services represent approximately 21% or $241,540,000 of consolidated revenues in 2013. Laundry services are under the responsibilities of the housekeeping department and involve the laundering and processing of the residents’ personal clothing. We provide laundry services to mostly all of our housekeeping clients. Linen services involve providing, laundering and processing of the sheets, pillow cases, blankets, towels, uniforms and assorted linen items used by our clients’ facilities. At some facilities that utilize our laundry and linen services, we install our own equipment. Such installation generally requires an initial capital outlay by us ranging from $5,000 to $100,000 depending on the size of the facility, installation and construction costs, and the cost of equipment required. We could incur relocation or other costs in the event of the cancellation of a linen service agreement where there was an investment by us in a corresponding laundry installation. The hiring, training and supervision of the hourly employees who perform laundry and linen services are similar to, and performed by the same management personnel who oversee the housekeeping services hourly employees located at the respective client facility. In some instances we own linen supplies utilized at our clients’ facilities and therefore, maintain a sufficient inventory of linen supplies to ensure their availability.

Maintenance and other services.  Maintenance services consist of repair and maintenance of laundry equipment, plumbing and electrical systems, as well as carpentry and painting. This service sector’s total revenues of $3,373,000 represent less than 1% of consolidated revenues.

Laundry installation sales.  We (as a distributor of laundry equipment) sell laundry installations to our clients, which typically represents the construction and installation of a turn-key operation. We generally offer payment terms, ranging from 36 to 60 months. During the years 2011 through 2013, laundry installation sales were not material to our operating results as we prefer to own such laundry installations in connection with performance of our service agreements.

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

Dietary

Dietary services.  We began providing dietary services in 1997. Dietary services represented approximately 34% or $390,797,000 of consolidated revenues in 2013. Dietary consists of managing the client’s dietary department which is principally responsible for food purchasing, meal preparation and providing professional dietitian consulting services, which includes the development of a menu that meets the patient’s dietary needs. On-site management is responsible for all daily dietary department activities, with regular support being provided by a district manager specializing in dietary services, as well as a registered dietitian. We also offer consulting services to facilities to assist them in cost containment and to promote improvement in their dietary department service operations.

Dietary operating performance is also impacted by price volatility in costs of labor and supplies resulting from similar factors discussed above in Housekeeping. The primary difference in impact on Dietary operations from price volatility in costs of labor and food-related supplies is that such costs represent approximately 52% and 40% of Dietary revenues, respectively. In contrast, labor is approximately 80% of operating costs as a percentage of Housekeeping revenue.

Operational Management Structure

By applying our professional management techniques, we generally can contain or control certain housekeeping, laundry, linen, facility maintenance and dietary service costs on a continuing basis. We manage and provide our services through a network of management personnel, as illustrated below.

CEO & President/Chief Operating Officer
å
Executive Vice President & Senior Vice President
å
Divisional Vice President
(10 Divisions)
å
Regional Vice President/Manager/Director
(71 Regions)
å
District Manager
(338 Districts)
å
Training Manager
å
Facility Manager and
Assistant Facility Manager

Each facility is generally managed by an on-site Facility Manager, an Assistant Facility Manager, and if necessary, additional supervisory personnel. Districts, typically consisting of eight to twelve facilities, are supported by a District Manager and a Training Manager. District Managers bear overall responsibility for the facilities within their districts. They are generally based in close proximity to each facility. These managers provide active support to clients in addition to the support provided by our on-site management team. Training Managers are responsible for the recruitment, training and development of Facility Managers. A division consists of a number of regions within a specific geographical area. Divisional Vice Presidents manage each division. At December 31, 2013 we maintained 71 regions within 10 divisions. Each region is headed by a Regional Vice President/Manager. Most regions also have a Regional Director who assumes primary responsibility for marketing our services within the respective region. Regional Vice Presidents/Managers and Directors provide management support to a number of districts within a specific geographical area. Regional Vice Presidents/Managers and Directors report to Divisional Vice Presidents who in turn report to Senior Vice Presidents and/or Executive Vice Presidents. We believe that our divisional, regional and district organizational structure facilitates our ability to best serve, and/or sell additional services to, our existing clients, as well as obtain new clients.

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

Marketing and Sales

Our services are marketed at four levels of our organization: at the corporate level by the Chief Executive Officer, President & Chief Operating Officer, Executive Vice Presidents and Senior Vice Presidents; at the divisional level by Divisional Vice Presidents; at the regional level by the Regional Vice Presidents/Managers and Directors; and at the district level by District Managers. We provide incentive compensation to our operational personnel based on achieving financial and non-financial goals and objectives which are aligned with the key elements the Company believes are necessary for it to achieve overall improvement in its financial results, along with continued business development.

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

In January 2013, the U.S. Congress enacted the American Taxpayer Relief Act of 2012, which delayed automatic spending cuts of $1.2 trillion, including reduced Medicare payments to plans and providers up to 2%. These discretionary spending caps were originally enacted under provisions in the Budget Control Act of 2011, an initiative to reduce the federal deficit through the year 2021, also known as “sequestration.” The sequestration went into effect starting March 2013. In December 2013, the U.S. Congress enacted the Bipartisan Budget Act of 2013, which reduces the impact of the sequestration over the next two years, beginning in fiscal year 2014 and extended the reduction in Medicare payments to plans and providers for two years through the year 2023.

Although laws and rulings directly affect how clients are paid for certain services, we do not directly participate in any government reimbursement programs. Accordingly, all of our contractual relationships with our clients continue to determine the clients’ payment obligations to us. However, because clients’ revenues are generally highly reliant on Medicare and Medicaid reimbursement funding rates, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms (See “Liquidity and Capital Resources”).

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

We typically adopt and follow the client’s employee wage structure, including its policy of wage rate increases, and pass through to the client any labor cost increases associated with wage rate adjustments. Under a management agreement, we provide management and supervisory services while the client facility retains payroll responsibility for its hourly employees. Substantially all of our agreements are full service agreements. These agreements typically provide for renewable one year terms, cancelable by either party upon 30 to 90 days’ notice after the initial 90-day period. As of December 31, 2013, we provided services to over 3,000 client facilities.

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

In 2009 and 2010, Federal economic stimulus legislation was enacted to counter the impact of the economic crisis on state budgets. The legislation included the temporary provision of additional federal matching funds to help states maintain their Medicaid programs. This legislation provided states with an extension of this fiscal relief through June 2011, but at a reduced reimbursement rate. In July 2011, CMS issued a final rule that reduced Medicare payments to nursing centers by 11.1% and changed the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries. This new rule was effective as of October 1, 2011. In January 2013, the U.S. Congress enacted the American Taxpayer Relief Act of 2012, which delayed automatic spending cuts of $1.2 trillion, including reduced Medicare payments to plans and providers up to 2%. These discretionary spending caps were originally enacted under provisions in the Budget Control Act of 2011, an initiative to reduce the federal deficit through the year 2021, also known as “sequestration.” The sequestration went into effect starting March 2013. In December 2013, the U.S. Congress enacted the Bipartisan Budget Act of 2013, which reduces the impact of the sequestration over the next two years, beginning in fiscal year 2014 and extended the reduction in Medicare payments to plans and providers for two years through the year 2023. Even if federal or state legislation is enacted to provide additional funding to Medicaid providers, given the volatility of the economic environment, it is difficult to predict the impact of this legislation on our clients’ liquidity and their ability to make payments to us as agreed upon.

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $1,990,000, $2,160,000 and $2,450,000 in the years ended December 31, 2013, 2012 and 2011, respectively (See

Schedule II - Valuation and Qualifying Accounts and Reserves, for year-end balances). As a percentage of total revenues, these provisions represent approximately 0.2% for each of the years ended December 31, 2013 and 2012 and 0.3% for the year ended December 31, 2011. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows, as discussed in “Government Regulation of Clients” and “Risk Factors” in this report. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our consolidated results of operations and financial condition.

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

Employees

At December 31, 2013, we employed approximately 7,600 management, office support and supervisory personnel. Of these employees, approximately 600 held executive, regional/district management and office support positions, and approximately 7,000 of these employees were on-site management personnel. On such date, we employed approximately 33,000 hourly employees. Many of our hourly employees were previously support employees of our clients. We manage, for a very limited number of our client facilities, the hourly employees who remain employed by those clients.

Approximately 19% of our hourly employees are unionized. The majority of these employees are subject to collective bargaining agreements that are negotiated by individual client facilities and are assented to us, so as to bind us as an “employer” under the agreements. We may be adversely affected by relations between our client facilities and the employee unions. We are also a direct party to negotiated collective bargaining agreements covering a limited number of employees at a few facilities serviced by us. We consider our relationship with our employees to be good.

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

Website Access

Our website address is www.hcsg.com. Our filings with the Commission, as well as other pertinent financial and Company information are available at no cost on our website as soon as reasonably practicable after the filing of such reports with the Commission.

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

We provide services to several clients which contribute significantly, on an individual, as well as aggregate basis, to our total revenues.

We have several clients who each have made a contribution to our total consolidated revenues ranging from 3% to 5%. Although we expect to continue the relationship with these clients, there can be no assurance thereof. The loss, individually or in combination, of such clients, or a significant reduction in the revenues we receive from such clients, could have a material adverse effect on the results of operations of our two operating segments. In addition, if any of these clients change or alter current payment terms it could increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Our clients are concentrated in the health care industry which is currently facing considerable legislative proposals to reform it. Many of our clients rely on reimbursement from Medicare, Medicaid and other third-party payors. Rates from such payors may be altered or reduced, thus affecting our Clients’ results of operations and cash flows.

We provide our services primarily to providers of long-term and post-acute care. In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, and is considering further legislation to reform healthcare in the United States which could significantly impact our clients. In July 2011, CMS issued final rulings which, among other things, reduced, effective October 1, 2011, Medicare payments to nursing centers by 11.1% and changed the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries. In January 2013, the U.S. Congress enacted the American Taxpayer Relief Act of 2012, which delayed automatic spending cuts of $1.2 trillion, including reduced Medicare payments to plans and providers up to 2%. These discretionary spending caps were originally enacted under provisions in the Budget Control Act of 2011, an initiative to reduce the federal deficit through the year 2021, also known as “sequestration.” The sequestration went into effect starting March 2013. In December 2013, the U.S. Congress enacted the Bipartisan Budget Act of 2013, which reduces the impact of the sequestration over the next two years, beginning in fiscal year 2014 and extended the reduction in Medicare payments to plans and providers for two years through the year 2023. Some states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures. We cannot predict what efforts, and to what extent, such legislation and proposals to contain healthcare costs will ultimately impact our clients’ revenues through reimbursement rate modifications. Congress has enacted a number of major laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally highly reliant on Medicare, Medicaid and other third-party payors’ reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients have resulted in, and could continue to result in, significant additional bad debts in the future.

Federal health care reform legislation’s eventual impact, including requiring most individuals to have health insurance and establish new regulation on health plans, may adversely affect our operating costs and results of operations.

The Act includes a large number of health-related provisions that become effective over the next several years, including requiring most individuals to have health insurance and establishing new regulations on health plans, effective January 2014. While much of the cost of the recent healthcare legislation enacted will occur on or after January 1, 2015 due to provisions of the legislation being phased in over time, changes to our healthcare cost structure could have an impact on our operating costs. Providing such additional health insurance benefits to our employees or the payment of penalties if such coverage is not provided, would increase our expense. If we are unable to pass-through these charges to our clients to cover this expense, such increases in expense could adversely impact our operating costs and results of operations.

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

The largest current asset on our balance sheet is our accounts and notes receivable balances from our customers. We grant credit to substantially all of our customers. Deterioration in financial condition across a significant component of our customer base could hinder our ability to collect amounts from our customers. The potential causes of such decline include national or local economic downturns, customers’ dependence on continued Medicare and Medicaid funding and the impact of additional regulatory actions. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our consolidated results of operations, financial condition and cash flows.

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

We are currently involved in civil litigations and government inquiries which arise in the ordinary course of business. These matters are related to, among other things, general liability, payroll or employee-related matters, as well as inquiries from governmental agencies. Legal actions could result in substantial monetary damages as well as adversely affect our reputation and business status with our clients whether we are ultimately determined to be liable or not. The outcome of litigation, particularly class action and collective action lawsuits and regulatory actions, is difficult to assess or quantify. The plaintiffs in these types of actions may seek recovery of very large or indeterminate amounts, and such amounts may remain unknown for substantial periods of time.

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

Our cost of labor may be influenced by unanticipated factors in certain market areas or increases in the respective collective bargaining agreements of our clients, to which we assent. A substantial number of our employees are hourly employees whose wage rates are affected by increases in the federal or state minimum wage rate. We are subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. As collective bargaining agreements are renegotiated or minimum wage rates increase, which will occur in at least thirteen states in 2014, we may need to increase the wages paid to employees. This may be applicable to not only minimum wage employees but also to employees at wage rates which are currently above the minimum wage. Although we have contractual rights to pass such wage increases through to our clients, our delay in, or inability to pass such wage increases through to our clients could have a material adverse effect on financial condition, results of operations and cash flows.

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

Additionally, the Company may be subject to liability if the consumption of our food products causes injury, illness or death. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that the Company's products caused injury or illness could adversely affect the Company's reputation.

Events reported in the media, such as incidents involving food-borne illnesses or food tampering, whether or not accurate, can cause damage to the reputation of our dietary segment. In addition, to the extent there is an outbreak of food related illness in any of our client facilities, it could materially harm our business, results of operations and financial condition.

Our investments may be subject to fluctuating and even negative returns depending upon interest rate movements and financial market conditions.

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

We expect to continue to pay a regular quarterly cash dividend. However, our dividend policy and the payment of future cash dividends under the policy are subject to the final determination each quarter by our Board of Directors that (i) the dividend will be made in compliance with laws applicable to the declaration and payment of cash dividends, including Section 1551(b) of the Pennsylvania Business Corporation Law, and (ii) the policy remains in our best interests, which determination will be based on a number of factors, including the impact of changing laws and regulations, economic conditions, our results of operations and/or financial condition, capital resources, the ability to satisfy financial covenants and other factors considered relevant by the Board of Directors. While we have continually increased the amount of our dividends, given these considerations, there can be no assurance these increases will continue and our Board of Directors may increase or decrease the amount of the dividend at any time and may also decide to suspend or discontinue the payment of cash dividends in the future. Any decrease in the amount of the dividend, or suspension or discontinuance of payment of a dividend, could cause our stock price to decline.

We may be unable to successfully integrate the operations of Platinum Health Services, LLC and Platinum Health Services PEO, LLC with our operations.

We acquired the assets of Platinum Health Services, LLC and Platinum Health Services PEO, LLC (collectively "Platinum") on July 12, 2013. We have devoted significant management attention and resources to integrating the operations and business practices of Platinum with our existing operating and business practices. Potential difficulties we have or may encounter as part of the integration process include the following:

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

We presently own laundry equipment, office furniture and equipment, housekeeping equipment and vehicles. Such office furniture and equipment, and vehicles are primarily located at our corporate office, warehouse, and divisional and regional offices. We have housekeeping equipment at all client facilities where we provide services under a full service housekeeping agreement. Generally, the aggregate cost of housekeeping equipment located at each client facility is less than $2,500. Additionally, we have laundry installations at approximately 100 client facilities. Our cost of such laundry installations ranges between $5,000 and $100,000. We believe that such laundry equipment, office furniture and equipment, housekeeping equipment and vehicles are sufficient for our current operations.

Item 3.   Legal Proceedings.

In the normal course of business, the Company is involved in various administrative and legal proceedings, including labor and employment, contracts, personal injury, and insurance matters. The Company believes it is not a party to, nor are any of its properties the subject of, any pending legal proceeding or governmental examination that would have a material adverse effect on the Company's consolidated financial condition or liquidity. However, in light of the uncertainties involved in such proceedings, the ultimate outcome of a particular matter could become material to the Company’s results of operations for a particular period depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s operating income for that period.

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, $.01 par value (the “Common Stock”), is traded under the symbol “HCSG” on the NASDAQ Global Select Market. As of February 19, 2014, there were approximately 70,110,000 shares of our Common Stock outstanding.

The high and low sales price quotations for our Common Stock during the years ended December 31, 2013 and 2012 ranged as follows:

	2013
Quarter Ended	High	Low
March 31, 2013	$25.84	$22.40
June 30, 2013	$25.95	$21.60
September 30, 2013	$26.54	$23.61
December 31, 2013	$29.53	$24.80

	2012
Quarter Ended	High	Low
March 31, 2012	$22.08	$17.30
June 30, 2012	$21.83	$17.60
September 30, 2012	$23.55	$19.02
December 31, 2012	$24.49	$21.47

Holders

We have been advised by our transfer agent, American Stock Transfer and Trust Company, that we had approximately 600 holders of record of our Common Stock as of February 19, 2014. Based on reports of security position listings compiled for the 2013 annual meeting of shareholders, we believe we may have approximately 8,000 beneficial owners of our Common Stock.

Dividends

We have paid regular quarterly cash dividends since the second quarter of 2003. During 2013, we paid regular quarterly cash dividends totaling $46,707,000 as detailed below:

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Cash dividend per common share	$0.16625	$0.16750	$0.16875	$0.17000
Total cash dividends paid	$11,415,000	$11,516,000	$11,829,000	$11,947,000
Record date	February 22	May 10	August 16	November 15
Payment date	March 15	June 14	September 20	December 20

Additionally, on January 28, 2014, our Board of Directors declared a regular quarterly cash dividend of $0.17125 per common share, which will be paid on March 28, 2014 to shareholders of record as of the close of business on February 21, 2014.

Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

Performance Graph

The graph below matches Healthcare Services Group, Inc.’s ("HCSG") cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Health Care Distributors index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from December 31, 2008 to December 31, 2013.

Comparison of 5 Year Cumulative Total Return*
Among Healthcare Services Group, Inc., the S&P 500 Index,
and the S&P Health Care Distributors Index

*$100 invested on December 31, 2008 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	December 31,
Company/Index	2008	2009	2010	2011	2012	2013
Healthcare Services Group, Inc. ("HCSG")	$100.00	$140.35	$166.11	$187.54	$253.80	$318.57
S&P 500	$100.00	$126.46	$145.51	$148.59	$172.37	$228.19
S&P Health Care Distributors	$100.00	$145.55	$173.84	$190.14	$222.01	$364.04

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

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Selected Operating Results
Revenues	$1,149,890	$1,077,435	$889,065	$773,956	$692,695
Net income	$47,129	$44,214	$38,156	$34,441	$30,342
Basic earnings per common share	$0.68	$0.65	$0.57	$0.52	$0.46
Diluted earnings per common share	$0.67	$0.65	$0.56	$0.51	$0.46
Selected Balance Sheet Date
Total assets	$425,342	$331,183	$289,695	$277,934	$265,892
Stockholders’ equity	$285,143	$229,570	$217,726	$213,079	$208,774
Selected Other Financial Data
Working capital	$210,089	$200,182	$186,734	$181,244	$177,453
Cash dividends per common share	$0.67	$0.65	$0.63	$0.60	$0.49
Weighted average number of common shares outstanding - basic EPS	69,206	67,511	66,637	65,917	65,376
Weighted average number of common shares outstanding - diluted EPS	70,045	68,485	67,585	67,008	66,429

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled "Risk Factors," and elsewhere in this report on Form 10-K. We are on a calendar year end, and except where otherwise indicated below, "2013" refers to the year ended December 31, 2013, "2012" refers to the year ended December 31, 2012 and "2011" refers to the year ended December 31, 2011.

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of December 31, 2013 and the year then ended and the notes accompanying those financial statements contained herein under Item 8.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe that we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to over 3,000 facilities in 48 states as of December 31, 2013. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, our clients are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

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

We are organized into two reportable segments; housekeeping, laundry, linen and other services (“Housekeeping”), and dietary department services (“Dietary”). At December 31, 2013, Housekeeping is provided at essentially all of our 3,000 client facilities, generating approximately 66% or $759,093,000 of 2013 total revenues. Dietary is provided to over 800 client facilities at December 31, 2013 and contributed approximately 34% or $390,797,000 of 2013 total revenues.

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

Our costs of services can experience volatility and impact our operating performance in two key cost indicators: costs of labor and costs of supplies. The volatility of these costs impacts each segment somewhat differently due to the respective costs as a percentage of that segment’s revenues. Housekeeping is more significantly impacted than Dietary as a consequence of our management of our costs of labor. Such costs of labor can account for approximately 80% of Housekeeping revenues. Dietary costs of labor account for approximately 52% of Dietary revenues. Changes in wage rates as a result of legislative or collective bargaining actions, anticipated staffing levels, and other unforeseen variations in our use of labor at a client service location or in management labor costs will result in volatility of these costs. In contrast, supplies consumed in performing our services is more significant for Dietary, accounting for approximately 40% of Dietary revenues, of total operating costs incurred at a Dietary facility service location. Housekeeping supplies, including linen products, account for approximately 8% of Housekeeping revenues. Generally, the volatility of these expenses is influenced by factors outside of our control and is unpredictable. This is because Housekeeping and Dietary supplies are principally commodity products and affected by market conditions specific to the respective products. Although we endeavor to pass on such increases in labor and supplies costs to our clients, the inability or delay in procuring service billing increases to reflect these additional costs would negatively impact our profit margins.

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

In January 2013, the U.S. Congress enacted the American Taxpayer Relief Act of 2012, which delayed automatic spending cuts of $1.2 trillion, including reduced Medicare payments to plans and providers up to 2%. These discretionary spending caps were originally enacted under provisions in the Budget Control Act of 2011, an initiative to reduce the federal deficit through the year 2021, also known as “sequestration.” The sequestration went into effect starting March 2013. In December 2013, the U.S. Congress enacted the Bipartisan Budget Act of 2013, which reduces the impact of the sequestration over the next two years, beginning in fiscal year 2014 and extended the reduction in Medicare payments to plans and providers for two years through the year 2023.

As of December 31, 2013, we operate two wholly-owned subsidiaries, Huntingdon Holdings, Inc. (“Huntingdon”) and Healthcare Staff Leasing Solutions, LLC (“Staff Leasing”). Huntingdon invests our cash and cash equivalents, and manages our portfolio of available-for-sale marketable securities. Staff Leasing is an entity formed in 2011 to offer professional employer organization (“PEO”) services to potential clients in the health care industry. As of December 31, 2013, we have PEO service contracts in several states. During the years 2011 through 2013, operating results from our PEO services contracts were not material and were included in our Housekeeping segment.

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

Consolidated Operations

The following table sets forth, for the years indicated, the percentage which certain items bear to consolidated revenues:

	Relation to Consolidated Revenues Years Ended December 31,
	2013	2012	2011
Revenues	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	86.5%	86.4%	86.3%
Selling, general and administrative	8.0%	7.4%	7.3%
Investment and interest income	0.3%	0.3%	0.1%
Income before income taxes	5.8%	6.5%	6.5%
Income taxes	1.7%	2.4%	2.2%
Net income	4.1%	4.1%	4.3%

Subject to the factors noted in the Cautionary Statement Regarding Forward Looking Statements included in this report, we anticipate, although there can be no assurance thereof, our financial performance in 2014 may be comparable to the 2013 percentages presented in the above table as they relate to consolidated revenues.

Housekeeping is our largest and core reportable segment, representing approximately 66% of 2013 consolidated revenues. Dietary revenues represented approximately 34% of 2013 consolidated revenues.

Although there can be no assurance thereof, we believe that in 2014 Dietary’s revenues, as a percentage of consolidated revenues, may increase from its respective 2013 percentages noted above. Furthermore, we expect the sources of growth in 2014 for the respective operating segments will be primarily the same as historically experienced. Accordingly, although there can be no assurance thereof, the growth in Dietary is expected to come from our current Housekeeping client base, while growth in Housekeeping will primarily come from obtaining new clients.

Fiscal 2013 Compared to Fiscal 2012

The following table sets forth 2013 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis compared to 2012 amounts. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level.

				Reportable Segments
				Housekeeping		Dietary
	Consolidated	% Change	Corporate and Eliminations	Amount	% Change	Amount	% Change
Revenues	$1,149,890,000	6.7%	$—	$759,093,000	2.9%	$390,797,000	15.0%
Cost of services provided	995,104,000	6.9	(64,670,000)	690,221,000	3.3	369,553,000	15.0
Selling, general and administrative	91,998,000	16.0	91,998,000	—	—	—	—
Investment and interest income	3,701,000	26.7	3,701,000	—	—	—	—
Income before income taxes	$66,489,000	(5.4)%	$(23,627,000)	$68,872,000	(0.8)%	$21,244,000	15.0%

Revenues

Consolidated

Consolidated revenues increased 6.7% to $1,149,890,000 in 2013 compared to $1,077,435,000 in 2012 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping’s 2.9% net growth in reportable segment revenues resulted primarily from an increase in revenues attributable to service agreements entered into with new clients and the acquisition of Platinum on July 12, 2013.

Dietary’s 15.0% net growth in reportable segment revenues is primarily a result of providing this service to a greater number of facilities for existing Housekeeping clients.

Costs of services provided

Consolidated

Consolidated costs of services increased 6.9% to $995,104,000 in 2013 compared to $930,814,000 in 2012. The increase in costs of services is a direct result of growth in our consolidated revenues. Certain significant components within our costs of services are subject to fluctuation with the changes in our business and client base. The increase in such components during 2013 compared to 2012 include labor and other labor related costs, housekeeping and dietary supplies, and workers' compensation and general liability insurance, partially offset by a decrease in our bad debt provision. Historically, these significant components have accounted for approximately 97% of consolidated costs of services.

As a percentage of consolidated revenues, cost of services increased to 86.5% in 2013 from 86.4% in 2012. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance.

Cost of Services Provided-Key Indicators as % of Consolidated Revenue	2013%	2012%	% Change
Bad debt provision	0.2	0.2	—
Workers’ compensation and general liability insurance	3.2	3.4	(0.2)

As a percentage of consolidated revenues, the bad debt provision remained constant due to our assessment of the collectability of our receivables. When we evaluate that there is an uncertainty associated with the collectability of amounts due from a client, we record a bad debt provision based upon our initial estimate of ultimate collectability. We revise such provision as additional information is available which we believe enables us to make a more accurate estimate of the collectability of an account. Some of our clients may experience liquidity problems because of governmental funding or operational issues. Such liquidity problems may cause them to not pay us as agreed upon or necessitate them filing for bankruptcy protection. In the event of additional clients filing for bankruptcy protection, we would increase our bad debt provision during the reporting period when such filing occurs. Therefore, if more clients file for bankruptcy protection or if we have to increase our current provision related to existing bankruptcies, our bad debt provision may increase from our last two years’ average as a percentage of consolidated revenues.

As a percentage of consolidated revenues, the workers’ compensation and general liability insurance expense decreased primarily due to more favorable claims' experience during the year ended December 31, 2013 compared to 2012.

Reportable Segments

Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues for 2013, increased slightly to 90.9% compared to 90.6% in 2012. Cost of services provided for Dietary, as a percentage of Dietary revenues for 2013, remained constant at 94.6% compared to 2012.

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues that we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators as % of Segment Revenue	2013%	2012%	% Change
Housekeeping labor and other labor costs	80.4	80.3	0.1
Housekeeping supplies	8.0	7.8	0.2
Dietary labor and other labor costs	51.8	52.3	(0.5)
Dietary supplies	39.9	39.3	0.6

Housekeeping labor and other labor costs, as a percentage of Housekeeping revenues, slightly increased due to inefficiencies recognized in managing labor at the facility level. The increase in Housekeeping supplies, as a percentage of Housekeeping revenues, resulted primarily from an increase in supplies due to the growth in housekeeping, laundry and linen revenue compared to overall Housekeeping revenues. Additionally, we have added more clients where we provide a greater amount of supplies under the terms of our service agreements compared to what we have historically provided to our client base.

Dietary labor and other labor costs, as a percentage of Dietary revenues, decreased due to increased efficiencies in managing these costs at the facility level. The increase in Dietary supplies, as a percentage of Dietary revenues, is a result of the inefficient management of these costs, partially offset by more favorable vendor pricing programs obtained through further consolidation of dietary supply vendors.

Consolidated Selling, General and Administrative Expense

	Year Ended December 31,
	2013	2012	% Change
Selling, general and administrative expense w/o deferred compensation change (a)	$88,993,000	$77,559,000	14.7%
Deferred compensation fund gain	3,005,000	1,718,000	74.9%
Consolidated selling, general and administrative expense (b)	$91,998,000	$79,277,000	16.0%

(a)	Selling, general and administrative expense excluding the change in the market value of the deferred compensation fund.

(b)	Consolidated selling, general and administrative expense reported for the period presented.

Although our growth in consolidated revenues was 6.7% for the year ended December 31, 2013, selling, general and administrative expenses excluding the change in market value of the deferred compensation fund increased 14.7% or $11,434,000 compared to the 2012 period. Consequently, for the year ended December 31, 2013, selling, general and administrative expenses (excluding the impact of deferred compensation fund), as a percentage of consolidated revenues, increased to 7.7% of consolidated revenues as compared to 7.2% in the 2012 comparable period. This percentage increase resulted primarily from the increase in our payroll and payroll related expenses, professional fees, and legal expenses and matters as a percentage of revenues. The increase in payroll and payroll related costs resulted from the development of additional regions, districts and overall management personnel in advance of the new business. The primary increase in our legal expenses were the related costs and expenses associated with mediated settlements regarding certain employment related matters. In 2014, we expect to incur selling, general and administrative expenses as a percentage of consolidated revenues consistent with historical levels.

For the year ended December 31, 2013, the portion of our consolidated selling, general and administrative expense attributable to deferred compensation increased $1,287,000 compared to the 2012 period. The increase in the deferred compensation liability is a result of an increase in the market value of the investments held in our deferred compensation fund as noted below in Consolidated Investment and Interest Income. Consolidated selling, general and administrative expenses increased $12,721,000 or 16.0%.

Consolidated Investment and Interest Income

Investment and interest income, as a percentage of consolidated revenues, remained constant at 0.3% for the year ended December 31, 2013 compared to the corresponding 2012 period.

Income before Income Taxes

Consolidated

As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for 2013 decreased to 5.8%, as a percentage of consolidated revenues, compared to 6.5% in 2012.

Reportable Segments

Housekeeping’s decrease in income before income taxes is primarily attributable to the key indicators discussed above, specifically the increase in labor and labor related costs and housekeeping supplies as a percentage of segment revenue, partially offset by an increase in reportable segment revenues.

Dietary’s increase in income before income taxes is primarily attributable to the key indicators discussed above, specifically the increase in reportable segment revenues, as well as the decrease in labor and labor related costs as a percentage of segment revenue, partially offset by the increased cost of dietary supplies.

Consolidated Income Taxes

Our effective tax rate was 29.1% for the year ended December 31, 2013 and 37.1% for 2012. The decrease in the effective tax rate was primarily the result of increased tax credits realized in 2013. The Company receives credits related to the Work Opportunity Tax Credit (“WOTC”) program but this program expired at December 31, 2011. The WOTC was subsequently renewed, but not until January 2, 2013, as part of The American Taxpayer Relief Act of 2012 (the "Relief Act"). The tax effect of a change in tax law is recognized in the period in which the date of the enactment occurs. Since the WOTC was renewed during the three month period ended March 31, 2013, the total tax effect of additional expected credits for 2012 was included in this period. The Relief Act, among other tax changes, extended the WOTC and other similar wage-related credits for another two years, retroactive to January 1, 2012.

Absent any other significant change in federal or state and local tax laws, we expect our effective tax rate for 2014 to be higher than the 2013 rate and more comparable to the 2012 rate. Since the WOTC program expired again as of December 31, 2013 and has not yet been renewed, the 2014 income tax provision will only include any tax credits realized in 2014 relating to prior year certifications, unless the WOTC program is extended in 2014. If the program is extended during 2014, the tax effect of expected 2014 credits will be included in the tax provision in the period of enactment, which should reduce our effective tax rate. Other than the effect of the WOTC, our effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes.

Consolidated Net Income

As a result of the matters discussed above, consolidated net income as a percentage of revenue for 2013 remained constant at 4.1% compared to the corresponding 2012 period.

Fiscal 2012 Compared to Fiscal 2011

The following table sets forth 2012 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis compared to 2011 amounts. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level.

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

Cost of Services Provided-Key Indicators as % of Consolidated Revenue	2012%	2011%	% Change
Bad debt provision	0.2	0.3	(0.1)
Workers’ compensation and general liability insurance	3.4	3.5	(0.1)

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

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues that we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators as % of Segment Revenue	2012%	2011%	% Change
Housekeeping labor and other labor costs	80.3	80.5	(0.2)
Housekeeping supplies	7.8	7.2	0.6
Dietary labor and other labor costs	52.3	52.6	(0.3)
Dietary supplies	39.3	39.4	(0.1)

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

Although our growth in consolidated revenues was 21.2% for the year ended December 31, 2012, selling, general and administrative expenses excluding the change in market value of the deferred compensation fund increased 18.6% or $12,149,000 compared to the 2011 period. Consequently, for the year ended December 31, 2012, selling, general and administrative expenses (excluding the impact of deferred compensation fund), as a percentage of consolidated revenues, decreased to 7.2% of consolidated revenues as compared to 7.4% in the 2011 comparable period. This percentage decrease resulted primarily from the decrease in our payroll and payroll related expenses, travel related costs and professional fees as a percentage of revenues. The decrease in payroll and payroll related costs resulted from the improved leverage of our existing management structure to support the increased revenue.

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

Summarized below for the years 2011 through 2013 are the aggregate account balances for the three Allowance criteria noted above, net write-offs of client accounts, bad debt provision and allowance for doubtful accounts.

Year Ended	Aggregate Account Balances of Clients in Bankruptcy or in/or Pending Collection/Litigation	Net Write-offs of Client Accounts	Bad Debt Provision	Allowance for Doubtful Accounts
2011	$7,784,000	$2,013,000	$2,450,000	$4,506,000
2012	$6,273,000	$2,697,000	$2,160,000	$3,970,000
2013	$6,047,000	$2,041,000	$1,990,000	$3,919,000

At December 31, 2013, we identified accounts totaling $6,047,000 that require an Allowance based on potential impairment or loss of value. An Allowance totaling $3,919,000 was provided for these accounts at such date. Actual collections of these accounts could differ from that which we currently estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance would decrease net income by approximately $75,000.

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

Accrued Insurance Claims

We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance, which comprise approximately 19% of our liabilities at December 31, 2013. Under our insurance plans for general liability and workers' compensation, predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost. Our accounting for this plan is affected by various uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We address these uncertainties by regularly evaluating our claims’ pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluations are based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/or industry trends result in an unfavorable change resulting from, among other factors, the severity levels of reported claims and medical cost inflation, as compared to historical claim trends, it would have an adverse effect on our results of operations and financial condition. Under these plans, predetermined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.

For workers’ compensation, we record a reserve based on the present value of estimated future cost of claims and related expenses that have been reported but not settled, including an estimate of claims incurred but not reported that are developed as a result of a review of our historical data and open claims. The present value of the payout is determined by applying an 8% discount factor against the estimated value of the claims over the estimated remaining pay-out period. Reducing the discount factor by 1% would reduce net income by approximately $34,000. Additionally, reducing the estimated payout period by six months would result in an approximate $84,000 reduction in net income.

For general liability, we record a reserve for the estimated ultimate amounts to be paid for known claims and claims incurred but not reported as of the balance sheet date. The estimated ultimate reserve amount recorded is derived from the estimated claim reserves provided by our insurance carrier reduced by an historical experience factor.

A summary of the changes in our total self-insurance liability is as follows:

	Year Ended December 31,
	2013	2012	2011
Accrued insurance claims - January 1,	$22,562,000	$17,654,000	$16,921,000
Claim payments	(26,091,000)	(25,154,000)	(24,703,000)
Reserve accruals	29,707,000	30,062,000	25,436,000
Change in accrued insurance claims	3,616,000	4,908,000	733,000
Accrued insurance claims - December 31,	$26,178,000	$22,562,000	$17,654,000

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

We are subject to income taxes in the United States and numerous state and local jurisdictions. The determination of the income tax provision is an inherently complex process, requiring management to interpret continually changing regulations and to make certain significant judgments. Our assumptions, judgments and estimates relative to the amount of deferred income taxes take into account scheduled reversals of deferred tax liabilities, recent financial operations, estimates of the amount of future taxable income and available tax planning strategies. Actual operating results in future years could render our current assumptions, judgments and estimates inaccurate. No assurance can be given that the final impact of these matters will not be different from that which is reflected in the Company’s historical income tax provisions and accruals. The Company adjusts these items in light of changing facts and circumstances. To the extent that the final impact of these matters is different than the amounts recorded, such differences could have a material effect on the income tax provisions or benefits in the periods in which such determinations are made.

Liquidity and Capital Resources

At December 31, 2013, we had cash and cash equivalents, and marketable securities of $75,600,000 and working capital of $210,089,000 compared to December 31, 2012 cash, cash equivalents and marketable securities of $90,271,000 and working capital of $200,182,000. We view our cash and cash equivalents and marketable securities as our principal measure of liquidity. Our current ratio at December 31, 2013 decreased to 3.1 to 1 from 4.0 to 1 at December 31, 2012. This decrease resulted primarily from increases in our accounts payable, accrued payroll and other accrued expenses, primarily resulting from the timing of such payments at December 31, 2013 as compared with December 31, 2012. Our marketable securities declined at December 31, 2013 from December 31, 2012, primarily due to the working capital investment required to support our 2013 revenue growth of 6.7% and the payment of dividends to shareholders. The decrease was partially offset by the increase in accounts and notes receivables resulting from our increase in revenues. On an historical basis, our operations have produced consistent cash flow and have required limited capital resources. We believe our current and near term cash flow positions will enable us to fund our continued anticipated growth.

Operating Activities

The net cash provided by our operating activities was $32,158,000 for the year ended December 31, 2013. The principal sources of net cash flows from operating activities for 2013 was net income adjusted for non-cash charges to operations for bad debt provisions, stock-based compensation, depreciation and amortization. Additionally, operating activities’ cash flows decreased by $63,004,000 in 2013 as a result of the increases in accounts and notes receivable ($54,835,000), inventories and supplies ($3,772,000), deferred compensation funding ($4,369,000) and the decrease in income taxes payable ($28,000). These operating cash outflows were partially offset by the cash inflows of $44,437,000 related to the decrease in prepaid expenses and other assets ($790,000) and the increases in accounts payable and other accrued expenses ($25,961,000), accrued payroll ($6,349,000), deferred compensation liability ($7,721,000) and accrued insurance claims ($3,616,000).

Investing Activities

The net cash provided by our investing activities was $605,000 for the year ended December 31, 2013. The principal sources of net cash flows from investing activities for 2013 was $9,209,000 of net sales of marketable securities. The net sales of marketable securities enabled us to increase cash and cash equivalents to support the increase in client facilities in 2013 and dividend payments. This investing cash inflow was partially offset by cash outflows related to acquisition activity and capital expenditures. We expended $5,000,000 in connection with the acquisition of Platinum Health Services, LLC and Platinum Health Services PEO, LLC on July 12, 2013. Additionally, we expended $3,762,000 for the purchase of housekeeping equipment, computer software and equipment, and laundry equipment installations. See “Capital Expenditures” below.

Financing Activities

We have paid regular quarterly cash dividends since the second quarter of 2003. During 2013, we paid to shareholders regular quarterly cash dividends totaling $46,707,000 as follows.

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Cash dividend per common share	$0.16625	$0.16750	$0.16875	$0.17000
Total cash dividends paid	$11,415,000	$11,516,000	$11,829,000	$11,947,000
Record date	February 22	May 10	August 16	November 15
Payment date	March 15	June 14	September 20	December 20

Additionally, on January 28, 2014, our Board of Directors declared a regular quarterly cash dividend of $0.17125 per common share, which will be paid on March 28, 2014 to shareholders of record as of the close of business on February 21, 2014.

The dividends paid to shareholders during the year ended December 31, 2013 were in excess of cash flows during the given period, and therefore, were funded by the existing cash, cash equivalents and marketable securities held by the Company. At December 31, 2013 and 2012, we had $75,600,000 and $90,271,000, respectively, in cash, cash equivalents and marketable securities. Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

During the year ended December 31, 2013 we elected not to purchase any of our common stock but we remain authorized to purchase 1,689,000 shares of our common stock pursuant to previous Board of Directors’ approvals.

During the year ended December 31, 2013, we received proceeds of $6,428,000 from the exercise of stock options by employees and directors. Additionally, as a result of deductions derived from the stock option exercises, we recognized an income tax benefit of $2,615,000.

Contractual Obligations

Our future contractual obligations and commitments at December 31, 2013 consist of the following:

	Payments Due by Period
Year Ending	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Operating Lease Obligations	$1,473,000	$1,063,000	$410,000	$—	$—

Line of Credit

We have a $125,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At December 31, 2013, there were no borrowings under the line of credit. However, at such date, we had outstanding a $43,520,000 (increased to $51,520,000 on January 1, 2014) irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $43,520,000 at December 31, 2013.

The line of credit requires us to satisfy one financial covenant. Such covenant and its respective status at December 31, 2013 was as follows:

Covenant Description and Requirement	Status at December 31, 2013
Funded debt(1) to EBITDA(2) ratio: less than 3.00 to 1.00	0.82

(1)	All indebtedness for borrowed money, including but not limited to capitalized lease obligations, reimbursement obligations in respect of letters of credit and guaranties of any such indebtedness.

(2)	Net income plus interest expense plus income tax expense plus depreciation plus amortization.

As noted above, we complied with our financial covenant at December 31, 2013 and expect to continue to remain in compliance with such financial covenant. This line of credit has a five year term and expires on December 18, 2018.

Pledged Assets and Collateral

On December 30, 2013, we entered into a Security Interest, Pledge and Assignment of Deposit Account (the "Pledge") with Wells Fargo Bank, National Association (the “Bank”) as collateral for the Promissory Note (the “Note”) dated December 30, 2013. The Note is a short term non-revolving line of credit between the Company’s third party payroll administrator and the Bank. The Company entered into the Pledge at year end due to the timing of payroll funding and the holidays. On January 3, 2014, the Company's third party payroll administrator satisfied its payment obligation under the Note, and accordingly, the Company's Pledge was fully released and extinguished. The funds previously held as collateral were subsequently used for general operating activities.

Accounts and Notes Receivable

We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Congress has enacted a number of laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally dependent on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At December 31, 2013 and 2012, we had $16,116,000 and $10,730,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

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

In January 2013, the U.S. Congress enacted the American Taxpayer Relief Act of 2012, which delayed automatic spending cuts of $1.2 trillion, including reduced Medicare payments to plans and providers up to 2%. These discretionary spending caps were originally enacted under provisions in the Budget Control Act of 2011, an initiative to reduce the federal deficit through the year 2021, also known as “sequestration.” The sequestration went into effect starting March 2013. In December 2013, the U.S. Congress enacted the Bipartisan Budget Act of 2013, which reduces the impact of the sequestration over the next two years, beginning in fiscal year 2014 and extended the reduction in Medicare payments to plans and providers for two years through the year 2023.

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $1,990,000, $2,160,000 and $2,450,000 in the years ended December 31, 2013, 2012 and 2011, respectively. As a percentage of total revenues, these provisions represent approximately 0.2% for the years ended December 31, 2013 and 2012 and 0.3% for the year ended December 31, 2011. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

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

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment purchases, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2014, we estimate that for the period we will have capital expenditures of $3,000,000 to $5,000,000 in connection with housekeeping equipment purchases and laundry and linen equipment installations in our clients’ facilities, as well as expenditures relating to internal data processing hardware and software requirements. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would, if necessary, seek to obtain necessary working capital from such sources as long-term debt or equity financing.

Material Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, other than our irrevocable standby letter of credit and pledge previously discussed.

Effects of Inflation

Although there can be no assurance thereof, we believe that in most instances we will be able to recover increases in costs attributable to inflation by passing through such cost increases to our clients.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

At December 31, 2013, we had $75,600,000 in cash, cash equivalents and marketable securities. In accordance with U.S. GAAP, the fair value of all of our cash equivalents and marketable securities is determined based on "Level 1" or “Level 2” inputs, which consist of quoted prices whose value is based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Item 8.   Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Healthcare Services Group, Inc.

We have audited the accompanying consolidated balance sheets of Healthcare Services Group, Inc. (a Pennsylvania corporation) and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Services Group, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Edison, New Jersey
February 21, 2014

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "1992 Framework").

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, for the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting as of December 31, 2013 is effective as a whole.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent auditors have audited, and reported on, the Company’s internal control over financial reporting as of December 31, 2013.

/s/ Daniel P. McCartney	/s/ John C. Shea
Daniel P. McCartney	John C. Shea
Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Financial Officer)
February 21, 2014	February 21, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Healthcare Services Group, Inc.

We have audited the internal control over financial reporting of Healthcare Services Group, Inc. (a Pennsylvania corporation) and Subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated February 21, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Edison, New Jersey
February 21, 2014

Healthcare Services Group, Inc.
Consolidated Balance Sheets

	December 31,
	2013	2012
ASSETS:
Current assets:
Cash and cash equivalents	$64,155,000	$68,949,000
Marketable securities, at fair value	11,445,000	21,322,000
Accounts and notes receivable, less allowance for doubtful accounts of $3,919,000 in 2013 and $3,970,000 in 2012	189,107,000	140,218,000
Inventories and supplies	32,447,000	28,675,000
Deferred income taxes	2,339,000	—
Prepaid expenses and other	9,699,000	8,682,000
Total current assets	309,192,000	267,846,000
Property and equipment:
Laundry and linen equipment installations	2,516,000	2,336,000
Housekeeping and office equipment and furniture	29,182,000	26,098,000
Autos and trucks	305,000	315,000
	32,003,000	28,749,000
Less accumulated depreciation	20,699,000	18,477,000
	11,304,000	10,272,000
Goodwill	40,183,000	16,955,000
Other intangible assets, less accumulated amortization of $12,909,000 in 2013 and $10,078,000 in 2012	23,372,000	5,203,000
Notes receivable — long term portion, net of discount	5,779,000	1,823,000
Deferred compensation funding, at fair value	22,200,000	17,831,000
Deferred income taxes — long term portion	13,274,000	11,215,000
Other noncurrent assets	38,000	38,000
Total Assets	$425,342,000	$331,183,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$43,682,000	$22,810,000
Accrued payroll, accrued and withheld payroll taxes	37,162,000	31,997,000
Other accrued expenses	8,528,000	3,526,000
Income taxes payable	1,878,000	1,906,000
Deferred income taxes	—	575,000
Accrued insurance claims	7,853,000	6,850,000
Total current liabilities	99,103,000	67,664,000
Accrued insurance claims — long term portion	18,325,000	15,712,000
Deferred compensation liability	22,771,000	18,237,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 71,868,000 shares issued and outstanding in 2013 and 70,036,000 shares issued and outstanding in 2012	719,000	700,000
Additional paid-in capital	168,329,000	113,495,000
Retained earnings	127,464,000	127,042,000
Accumulated other comprehensive income, net of taxes	49,000	127,000
Common stock in treasury, at cost, 1,892,000 shares in 2013 and 1,983,000 shares in 2012	(11,418,000)	(11,794,000)
Total stockholders’ equity	285,143,000	229,570,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$425,342,000	$331,183,000

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2013	2012	2011
Revenues	$1,149,890,000	$1,077,435,000	$889,065,000
Operating costs and expenses:
Costs of services provided	995,104,000	930,814,000	766,958,000
Selling, general and administrative	91,998,000	79,277,000	65,306,000
Other income:
Investment and interest	3,701,000	2,920,000	1,011,000
Income before income taxes	66,489,000	70,264,000	57,812,000
Income taxes	19,360,000	26,050,000	19,656,000
Net income	$47,129,000	$44,214,000	$38,156,000

Per share data:
Basic earnings per common share	$0.68	$0.65	$0.57
Diluted earnings per common share	$0.67	$0.65	$0.56

Weighted average number of common shares outstanding:
Basic	69,206,000	67,511,000	66,637,000
Diluted	70,045,000	68,485,000	67,585,000

Comprehensive income:
Net income	$47,129,000	$44,214,000	$38,156,000
Other comprehensive income:
Unrealized gain/(loss) on available for sale marketable securities, net of taxes	(78,000)	(216,000)	421,000
Total comprehensive income	$47,051,000	$43,998,000	$38,577,000

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$47,129,000	$44,214,000	$38,156,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,204,000	5,116,000	4,387,000
Bad debt provision	1,990,000	2,160,000	2,450,000
Deferred income (benefits) tax	(4,922,000)	(3,493,000)	275,000
Stock-based compensation expense	2,607,000	2,538,000	2,152,000
Amortization of premium on marketable securities	537,000	654,000	999,000
Unrealized loss on marketable securities	—	82,000	486,000
Unrealized (gain) loss on deferred compensation fund investments	(2,820,000)	(1,871,000)	104,000
Changes in operating assets and liabilities:
Accounts and notes receivable	(50,879,000)	(11,634,000)	(24,769,000)
Prepaid income taxes	—	405,000	3,574,000
Inventories and supplies	(3,772,000)	(3,531,000)	(4,531,000)
Notes receivable — long term	(3,956,000)	(340,000)	3,572,000
Deferred compensation funding	(4,369,000)	(4,051,000)	(1,804,000)
Accounts payable and other accrued expenses	25,961,000	13,664,000	(1,079,000)
Accrued payroll, accrued and withheld payroll taxes	6,349,000	6,142,000	6,319,000
Accrued insurance claims	3,616,000	4,908,000	732,000
Deferred compensation liability	7,721,000	6,337,000	2,145,000
Income taxes payable	(28,000)	1,906,000	—
Prepaid expenses and other assets	790,000	(2,830,000)	(220,000)
Net cash provided by operating activities	32,158,000	60,376,000	32,948,000

Cash flows from investing activities:
Disposals of fixed assets	158,000	26,000	22,000
Additions to property and equipment	(3,762,000)	(3,484,000)	(5,545,000)
Purchases of marketable securities	(6,598,000)	(10,833,000)	(18,934,000)
Sales of marketable securities	15,807,000	19,978,000	29,971,000
Cash paid for acquisition	(5,000,000)	—	(1,000,000)
Net cash provided by investing activities	605,000	5,687,000	4,514,000

Cash flows from financing activities:
Dividends paid	(46,707,000)	(44,093,000)	(42,228,000)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	107,000	118,000	128,000
Tax benefit from equity compensation plans	2,615,000	2,649,000	1,222,000
Proceeds from the exercise of stock options	6,428,000	5,573,000	2,363,000
Net cash used in financing activities	(37,557,000)	(35,753,000)	(38,515,000)

Net change in cash and cash equivalents	(4,794,000)	30,310,000	(1,053,000)
Cash and cash equivalents at beginning of the period	68,949,000	38,639,000	39,692,000
Cash and cash equivalents at end of the period	$64,155,000	$68,949,000	$38,639,000

Supplementary Cash Flow Information:
Cash paid for interest	$4,000	$3,000	$2,000
Cash paid for income taxes, net of refunds	$21,694,000	$24,681,000	$14,614,000

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Stockholders’ Equity

	Years Ended December 31, 2013, 2012 and 2011
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balances, December 31, 2010	69,315,000	693,000	100,138,000	(78,000)	130,993,000	(18,667,000)	213,079,000
Comprehensive income:
Net income for the period					38,156,000		38,156,000
Unrealized gain on available for sale marketable securities, net of taxes				421,000			421,000
Comprehensive income							38,577,000
Exercise of stock options and other stock-based compensation, net of shares tendered for payment	158,000	2,000	349,000			2,012,000	2,363,000
Tax benefit from equity compensation plans			1,222,000				1,222,000
Share-based compensation expense — stock options and restricted stock			1,870,000				1,870,000
Treasury shares issued for Deferred Compensation Plan funding and redemptions			367,000			35,000	402,000
Shares issued pursuant to Employee Stock Plans			782,000			451,000	1,233,000
Cash dividends					(42,228,000)		(42,228,000)
Shares issued pursuant to Dividend Reinvestment Plan			81,000			47,000	128,000
Shares issued pursuant to acquisition			918,000			162,000	1,080,000
Balance, December 31, 2011	69,473,000	695,000	105,727,000	343,000	126,921,000	(15,960,000)	217,726,000
Comprehensive income:
Net income for the period					44,214,000		44,214,000
Unrealized loss on available for sale marketable securities, net of taxes				(216,000)			(216,000)
Comprehensive income							43,998,000
Exercise of stock options and other stock-based compensation, net of shares tendered for payment	563,000	5,000	4,098,000			1,470,000	5,573,000
Tax benefit from equity compensation plans			2,649,000				2,649,000
Share-based compensation expense — stock options and restricted stock			1,897,000				1,897,000
Treasury shares issued for Deferred Compensation Plan funding and redemptions			394,000			59,000	453,000
Shares issued pursuant to Employee Stock Plans			1,278,000			(29,000)	1,249,000
Cash dividends					(44,093,000)		(44,093,000)
Shares issued pursuant to Dividend Reinvestment Plan			85,000			33,000	118,000
Shares issued pursuant to acquisition			(2,633,000)			2,633,000	—
Balance, December 31, 2012	70,036,000	$700,000	$113,495,000	$127,000	$127,042,000	$(11,794,000)	$229,570,000
Comprehensive income:
Net income for the period					47,129,000		47,129,000
Unrealized loss on available for sale marketable securities, net of taxes				(78,000)			(78,000)
Comprehensive income							47,051,000
Exercise of stock options and other stock-based compensation, net of shares tendered for payment	617,000	7,000	6,381,000			40,000	6,428,000
Tax benefit from equity compensation plans			2,615,000				2,615,000
Share-based compensation expense — stock options and restricted stock			2,045,000				2,045,000
Treasury shares issued for Deferred Compensation Plan funding and redemptions			294,000			66,000	360,000
Shares issued pursuant to Employee Stock Plans			1,370,000			472,000	1,842,000
Cash dividends					(46,707,000)		(46,707,000)
Shares issued pursuant to Dividend Reinvestment Plan			309,000			(202,000)	107,000
Shares issued pursuant to acquisition	1,215,000	12,000	41,820,000			—	41,832,000
Balance, December 31, 2013	71,868,000	$719,000	$168,329,000	$49,000	$127,464,000	$(11,418,000)	$285,143,000

See accompanying notes.

Healthcare Services Group, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012 and 2011

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

As of December 31, 2013, we operate two wholly-owned subsidiaries, Huntingdon Holdings, Inc. (“Huntingdon”) and Healthcare Staff Leasing Solutions, LLC (“Staff Leasing”). Huntingdon invests our cash and cash equivalents as well as manages our portfolio of marketable securities. Staff Leasing is an entity formed in 2011 to offer professional employer organization (“PEO”) services to potential clients in the health care industry. As of December 31, 2013, we have PEO service contracts in several states. During the years 2011 through 2013, operating results from our PEO services contracts were not material and were included in our Housekeeping segment.

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

We have certain notes receivable that either do not bear interest or bear interest at a below market rate. Therefore, such notes receivable of $2,892,000 and $1,639,000 at December 31, 2013 and 2012, respectively, have been discounted to their present value and are reported at such values of $2,880,000 and $1,620,000 at December 31, 2013 and 2012, respectively.

Cash and Cash Equivalents

Cash and cash equivalents are held in U.S. financial institutions or in custodial accounts with U.S. financial institutions. Cash and cash equivalents are defined as short-term, highly liquid investments with a maturity of three months or less at time of purchase that are readily convertible into cash and have insignificant interest rate risk.

Investments in Marketable Securities

We define our marketable securities as fixed income investments which are highly liquid investments that can be readily purchased or sold using established markets. At December 31, 2013, we had marketable securities of $11,445,000 which were comprised primarily of tax exempt municipal bonds. These investments are reported at fair value on our balance sheet. For the year ended December 31, 2013, the accumulated other comprehensive income on our consolidated balance sheet, statements of comprehensive income and stockholders’ equity includes unrealized gains from marketable securities of $49,000 related to marketable securities which are not recognized under the fair value option in accordance with U.S. GAAP. The unrealized gains and losses are recorded net of income taxes.

We, in accordance with U.S. GAAP, define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Effective January 1, 2010, we have not elected the fair value option for marketable securities as we believe these assets are more representative of our investing activities. These assets are available for future needs of the Company to support our current and projected growth, if required. In accordance with U.S. GAAP, our investments in marketable securities are classified within Level 2 of the fair value hierarchy. These investment securities are valued based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

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

We periodically review our investments in marketable securities for other than temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of December 31, 2013, we believe that recorded value of our investments in marketable securities was recoverable in all material respects.

Inventories and Supplies

Inventories and supplies include housekeeping, linen and laundry supplies, as well as food provisions and supplies. Inventories and supplies are stated at cost to approximate a first-in, first-out (FIFO) basis. Linen supplies are amortized on a straight-line basis over their estimated useful life of 24 months.

Property and Equipment

Property and equipment are stated at cost. Additions, renewals and improvements are capitalized, while maintenance and repair costs are expensed when incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in income. Depreciation is provided by the straight-line method over the following estimated useful lives: laundry and linen equipment installations — 3 to 7 years; housekeeping, and office furniture and equipment — 3 to 7 years; autos and trucks — 3 years. Depreciation expense on property and equipment for the years ended December 31, 2013, 2012 and 2011 was $3,373,000, $2,947,000 and $2,416,000, respectively.

Revenue Recognition

Revenues from our service agreements with clients are recognized as services are performed.

As a distributor of laundry equipment, we occasionally sell laundry installations to certain clients. The sales in most cases represent the construction and installation of a turn-key operation and are for payment terms ranging from 24 to 60 months. Our accounting policy for these sales is to recognize the gross profit over the life of the payments associated with our financing of the transactions. During 2013, 2012 and 2011 laundry installation sales were not material.

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

Advertising Costs

Advertising costs are expensed when incurred. Advertising costs were not material for the years ended December 31, 2013, 2012 and 2011.

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

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets with finite lives are amortized on a straight-line basis over their respective lives. Goodwill represents the excess of costs over the fair value of net assets of the acquired business. We review the carrying values of goodwill at least annually during the fourth quarter of each year to assess impairment because these assets are not amortized. Additionally, we review the carrying value of any intangible asset or goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We assess impairment by comparing the fair value of an identifiable intangible asset or reporting unit with its carrying value. Impairments are recorded when incurred. No impairment loss was recognized on our intangible assets for the years ended December 31, 2013, 2012 or 2011.

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

Use of Estimates in Financial Statements

In preparing financial statements in conformity with U.S. GAAP, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used for, but not limited to, our allowance for doubtful accounts, accrued insurance claims, asset valuations and review for potential impairment, and deferred taxes. The estimates are based upon various factors including current and historical trends, as well as other pertinent industry and regulatory authority information. We regularly evaluate this information to determine if it is necessary to update the basis for our estimates and to compensate for known changes.

Concentrations of Credit Risk

The accounting guidance requires the disclosure of significant concentrations of credit risk, regardless of the degree of such risk. Financial instruments, as defined by U.S. GAAP, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, marketable securities, deferred compensation funding and accounts and notes receivable. We define our marketable securities as fixed income investments which are highly liquid investments that can be readily purchased or sold using established markets. At December 31, 2013 and 2012, substantially all of our cash and cash equivalents, and marketable securities were held in one large financial institution located in the United States.

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

In January 2013, the U.S. Congress enacted the American Taxpayer Relief Act of 2012, which delayed automatic spending cuts, including reduced Medicare payments to plans and providers up to 2%. These discretionary spending caps were originally enacted under provisions in the Budget Control Act of 2011, an initiative to reduce the federal deficit through the year 2021, also known as “sequestration.” The sequestration went into effect starting March 2013. In December 2013, the U.S. Congress enacted the Bipartisan Budget Act of 2013, which reduces the impact of the sequestration over the next two years, beginning in fiscal year 2014 and extended the reduction in Medicare payments to plans and providers for two years through the year 2023.

Significant Clients

We have several clients who each have made a contribution to our total consolidated revenues ranging from 3% to 5% for the year ended December 31, 2013. Although we expect to continue relationships with these clients, there can be no assurance thereof. The loss of such clients, or a significant reduction in the revenues we receive from these clients, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such clients change their respective payment terms it could increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

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

The total purchase consideration was $46,832,000, which consisted of a cash payment of $5,000,000, the issuance of 1,215,000 shares of the Company's common stock with a fair value of $30,062,000 and contingent consideration with a fair value of $11,770,000 as of December 31, 2013. Upon the achievement of certain financial and retention targets, the selling stockholders will be eligible for contingent consideration paid by the future issuance of the Company's common stock.

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

Pro forma results are not presented as the acquisition was not deemed significant to the Company's operating results pursuant to Regulation S-X for the three months and years ended December 31, 2013 and 2012.

Note 3—Changes in Accumulated Other Comprehensive Income by Component

U.S. GAAP establishes standards for presenting information about significant items reclassified out of accumulated other comprehensive income by component. As of December 31, 2013 and 2012, respectively, we generated other comprehensive income from one component. This component relates to the unrealized gains and losses from our available for sale marketable securities during a given reporting period. Effective January 1, 2013, we elected to present this information in a separate disclosure.

The following table provides a summary of changes in accumulated other comprehensive income:

Unrealized Gains and Losses on Available for Sale Securities (1)
Accumulated other comprehensive income — December 31, 2012	$127,000
Other comprehensive income before reclassifications	(43,000)
Amounts reclassified from accumulated other comprehensive income (2)(3)	(35,000)
Net current period change in other comprehensive income	(78,000)
Accumulated other comprehensive income — December 31, 2013	$49,000

(1)	All amounts are net of tax.

(2)	Realized gains and losses are recorded pre-tax in the other income - investment and interest caption on our consolidated statements of comprehensive income.

(3)	The Company recorded $49,000 of realized gains from the sale of available for sale securities. Refer to Note 5 herein for further information.

Note 4—Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired of businesses and is not amortized. Goodwill is evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the reporting unit to its carrying value. The carrying value of goodwill as of December 31, 2013 and 2012 was $40,183,000 and $16,955,000, respectively.

The changes in the carrying values of goodwill by reportable operating segment, as described in Note 14 herein, were as follows:

	Reportable Segments
	Housekeeping	Dietary	Total
December 31, 2012	$14,894,000	$2,061,000	$16,955,000
Goodwill acquired during the year	23,228,000	—	23,228,000
December 31, 2013	$38,122,000	$2,061,000	$40,183,000

The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 7 and 10 years).

The following table sets forth the amounts of our identifiable intangible assets subject to amortization, which were acquired in acquisitions.

	December 31,
	2013	2012
Customer relationships	$35,481,000	$14,481,000
Non-compete agreements	800,000	800,000
Total other intangibles, gross	36,281,000	15,281,000
Less accumulated amortization	12,909,000	10,078,000
Other intangibles, net	$23,372,000	$5,203,000

The customer relationships have a weighted-average amortization period of eight years and the non-compete agreements have a weighted-average amortization period of eight years. The following table sets forth the estimated amortization expense for intangibles subject to amortization for the following five fiscal years:

Period/Year	Customer Relationships	Non-Compete Agreements	Total
2014	$3,211,000	$67,000	$3,278,000
2015	3,211,000	—	3,211,000
2016	2,668,000	—	2,668,000
2017	2,397,000	—	2,397,000
2018	2,298,000	—	2,298,000
Thereafter	9,520,000	—	9,520,000

Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $2,831,000, $2,169,000 and $1,971,000, respectively.

Note 5—Fair Value Measurements

We, in accordance with U.S. GAAP, define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Effective January 1, 2010, we have not elected the fair value option for marketable securities as we believe these assets are more representative of our investing activities. These assets are available for future needs of the Company to support our current and projected growth, if required. In accordance with U.S. GAAP, our investments in marketable securities are classified within Level 2 of the fair value hierarchy. These investment securities are valued based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

The Company’s financial instruments consist mainly of cash and cash equivalents, available for sale marketable securities, accounts and notes receivable, prepaid expenses and other, and accounts payable (including income taxes payable and accrued expenses). The carrying value of these financial instruments approximates their fair value because of their short-term nature. The fair value of financial instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The following tables provide fair value measurement information for our marketable securities and deferred compensation fund investment assets as of December 31, 2013 and 2012:

	As of December 31, 2013
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable securities
Municipal bonds	$11,445,000	$11,445,000	$—	$11,445,000	$—
Deferred compensation fund
Money Market	$3,592,000	$3,592,000	$—	$3,592,000	$—
Balanced and Lifestyle	8,174,000	8,174,000	8,174,000	—	—
Large Cap Growth	4,292,000	4,292,000	4,292,000	—	—
Small Cap Value	2,173,000	2,173,000	2,173,000	—	—
Fixed Income	1,962,000	1,962,000	1,962,000	—	—
International	1,079,000	1,079,000	1,079,000	—	—
Mid Cap Growth	928,000	928,000	928,000	—	—
Deferred compensation fund	$22,200,000	$22,200,000	$18,608,000	$3,592,000	$—

	As of December 31, 2012
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable securities
Municipal bonds	$21,322,000	$21,322,000	$—	$21,322,000	$—
Deferred compensation fund
Money Market	$4,114,000	$4,114,000	$—	$4,114,000	$—
Balanced and Lifestyle	6,311,000	6,311,000	6,311,000	—	—
Large Cap Growth	2,724,000	2,724,000	2,724,000	—	—
Small Cap Value	1,936,000	1,936,000	1,936,000	—	—
Fixed Income	1,461,000	1,461,000	1,461,000	—	—
International	785,000	785,000	785,000	—	—
Mid Cap Growth	500,000	500,000	500,000	—	—
Deferred compensation fund	$17,831,000	$17,831,000	$13,717,000	$4,114,000	$—

The fair value of the municipal bonds is measured using third party pricing service data. The fair value of equity investments in the funded deferred compensation plan are valued (Level 1) based on quoted market prices. The money market fund in the funded deferred compensation plan is valued (Level 2) at the net asset value (“NAV”) of the shares held by the plan at the end of the period. As a practical expedient, the fair value of our money market fund is valued at the NAV as determined by the custodian of the fund. The money market fund includes short-term United States dollar denominated money-market instruments. The money market fund can be redeemed at its NAV at its measurement date as there are no significant restrictions on the ability of participants to sell this investment. These assets will be redeemed by the plan participants on an as needed basis.

For the year ended December 31, 2013, there were no unrealized gains or losses recorded. For the years ended December 31, 2012 and 2011, we recorded unrealized losses from marketable securities of $82,000 and $486,000 respectively, for investments recorded under the fair value option.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-than-temporary Impairments
December 31, 2013
Type of security:
Municipal bonds — available for sale	11,364,000	83,000	(2,000)	11,445,000	—
Total debt securities	$11,364,000	$83,000	$(2,000)	$11,445,000	$—
December 31, 2012
Type of security:
Municipal bonds — available for sale	21,111,000	220,000	(9,000)	21,322,000	—
Total debt securities	$21,111,000	$220,000	$(9,000)	$21,322,000	$—
December 31, 2011
Type of security:
Municipal bonds	$2,167,000	$82,000	$—	$2,249,000	$—
Municipal bonds — available for sale	28,745,000	352,000	(9,000)	29,088,000	—
Total debt securities	$30,912,000	$434,000	$(9,000)	$31,337,000	$—

For the years ended December 31, 2013, 2012 and 2011, we received total proceeds of $14,985,000, $16,838,000 and $12,507,000, respectively, from sales of available for sale municipal bonds. These sales resulted in realized gains of $49,000, $229,000 and $95,000 recorded in other income – investment and interest caption on our statement of comprehensive income for the years ended December 31, 2013, 2012 and 2011, respectively. The basis for the sale of these securities was a specific identification of each bond sold during this period.

The following tables include contractual maturities of debt securities held at December 31, 2013 and 2012, which are classified as marketable securities in the consolidated Balance Sheet.

	Municipal Bonds — Available for Sale
Contractual maturity:	December 31, 2013	December 31, 2012
Maturing in one year or less	$1,846,000	$5,164,000
Maturing after one year through three years	7,113,000	12,134,000
Maturing after three years	2,486,000	4,024,000
Total debt securities	$11,445,000	$21,322,000

Note 6— Accounts and Notes Receivable

We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Congress has enacted a number of laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally dependent on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At December 31, 2013 and 2012, we had $16,116,000 and $10,730,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

Note 7— Allowance for Doubtful Accounts

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

In January 2013, the U.S. Congress enacted the American Taxpayer Relief Act of 2012, which delayed automatic spending cuts, including reduced Medicare payments to plans and providers up to 2%. These discretionary spending caps were originally enacted under provisions in the Budget Control Act of 2011, an initiative to reduce the federal deficit through the year 2021, also known as “sequestration.” The sequestration went into effect starting March 2013. In December 2013, the U.S. Congress enacted the Bipartisan Budget Act of 2013, which reduces the impact of the sequestration over the next two years, beginning in fiscal year 2014 and extended the reduction in Medicare payments to plans and providers for two years through the year 2023.

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

	Year Ended December 31,
	2013	2012	2011
Bad debt provision	$1,990,000	$2,160,000	$2,450,000

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

Impaired Notes Receivable

We evaluate our notes receivable for impairment quarterly and on an individual client basis. Notes receivable considered impaired are generally attributable to clients that are either in bankruptcy, are subject to collection activity or those slow payers that are experiencing financial difficulties. In the event that our evaluation results in a determination that a note receivable is impaired, it is valued at the present value of expected cash flows or market value of related collateral. Summary schedules of impaired notes receivable, and the related reserve, for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Impaired Notes Receivable
Year ended December 31,	Balance Beginning of Year	Additions	Deductions	Balance End of Year	Average Outstanding Balance
2013	$1,639,000	$1,267,000	$14,000	$2,892,000	$2,266,000
2012	$1,855,000	$—	$216,000	$1,639,000	$1,747,000
2011	$1,910,000	$5,000	$60,000	$1,855,000	$1,883,000

	Reserve for Impaired Notes Receivable
Year ended December 31,	Balance Beginning of Year	Additions	Deductions	Balance End of Year
2013	$958,000	$1,072,000	$11,000	$2,019,000
2012	$1,066,000	$108,000	$216,000	$958,000
2011	$930,000	$196,000	$60,000	$1,066,000

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

Note 8 — Lease Commitments

We lease office facilities, equipment and autos under operating leases expiring on various dates through 2016. Certain office leases contain renewal options. The following is a schedule, by calendar year, of future minimum lease payments under operating leases that have remaining terms as of December 31, 2013.

Period/Year	Operating Leases
2014	$1,063,000
2015	340,000
2016	70,000
2017	—
2018	—
Thereafter	—
Total minimum lease payments	$1,473,000

Certain property leases provide for scheduled rent escalations. We do not consider the scheduled rent escalations to be material to our operating lease expenses individually or in the aggregate. Total expense for all operating leases was as follows:

	Year Ended December 31,
	2013	2012	2011
Operating lease expense	$1,239,000	$1,451,000	$1,336,000

Note 9— Share-Based Compensation

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

In addition to the 2012 Plan, the Company also had two compensation plans at December 31, 2013 which are described below: the Employee Stock Purchase Plan (the “ESPP”) and the Supplemental Executive Retirement Plan (the “SERP”).

A summary of stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011 is as follows:

	December 31,
	2013	2012	2011
Stock Options	$2,017,000	$1,897,000	$1,870,000
Restricted Stock	28,000	—	—
Employee Stock Purchase Plan (ESPP)	562,000	641,000	282,000
Total pre-tax stock-based compensation expense charged against income (1)	$2,607,000	$2,538,000	$2,152,000

(1)	Stock-based compensation expense is recorded in the selling, general and administrative caption in our consolidated statements of comprehensive income.

With respect to our SERP, we recorded expense of $538,000, $560,000 and $444,000 (representing the Company’s 25% match of participants’ deferrals) for the years ended December 31, 2013, 2012 and 2011, respectively. Both the SERP match and deferrals are included in the selling, general and administrative caption in our consolidated statements of comprehensive income.

2012 Equity Incentive Plan

The Nominating, Compensation and Stock Option Committee of the Board of Directors is responsible for determining the individuals who will be granted stock awards, the number of stock awards each individual will receive, the price per share (in accordance with the terms of our 2012 Plan), and the exercise period of each stock award.

We have outstanding stock awards that were granted under the Pre-existing Plans to non-employee directors, officers and employees of the Company and other specified groups, depending on the Pre-existing Plan. No further grants are allowed under the Pre-existing Plans. As of December 31, 2013, 5,277,000 shares of common stock were reserved for issuance under our 2012 Plan, including 2,793,000 shares which are available for future grant. The stock price will not be less than the fair market value of the common stock on the date the award is granted. No stock grant will have a term in excess of ten years. Since 2008, all awards granted become vested and exercisable ratably over a five year period on each yearly anniversary date of the stock grant.

A summary of our stock option activity is as follows:

	2013		2012		2011
	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares
Beginning of period	$13.18	2,632,000	$10.97	2,912,000	$9.14	3,002,000
Granted	23.50	564,000	17.50	601,000	16.11	510,000
Cancelled	18.18	(88,000)	14.53	(134,000)	12.67	(96,000)
Exercised	10.37	(625,000)	7.81	(747,000)	4.93	(504,000)
End of period	$16.05	2,483,000	$13.18	2,632,000	$10.97	2,912,000

The weighted average grant-date fair value of stock options granted during 2013, 2012 and 2011 was $6.81, $4.74 and $3.26 per common share, respectively.

During 2013, the Company granted 6,000 shares of restricted stock with a weighted average grant date fair value of $23.50 per share.

The following table summarizes other information about our outstanding stock options at December 31, 2013.

Stock Options	2013	2012	2011
Range of exercise prices	$6.07 - 23.50	$3.68 - 17.50	$2.41 - 16.11
Outstanding:
Weighted average remaining contractual life (years)	6.5	6.3	6.0
Aggregate intrinsic value	$30,599,000	$26,472,000	$19,639,000
Exercisable:
Number of shares	922,000	1,040,000	1,383,000
Weighted average remaining contractual life (years)	4.5	4.2	3.9
Aggregate intrinsic value	$15,053,000	$13,934,000	$13,925,000
Exercised:
Aggregate intrinsic value	$9,139,000	$10,465,000	$5,059,000

Fair Value Estimates

The fair value of stock awards granted during 2013, 2012 and 2011 was estimated on the date of grant using the Black-Scholes option valuation model based on the following assumptions:

	2013	2012	2011
Risk-free interest rate	1.50%	1.30%	2.60%
Weighted average expected life in years	6.0 years	6.8 years	7.4 years
Expected volatility	38.9%	39.2%	27.4%
Dividend yield	2.80%	3.60%	3.66%
Forfeiture rate	3.00%	2.90%	3.81%

Other Information

Other information pertaining to activity of our stock awards during the years ended December 31, 2013, 2012 and 2011 was as follows:

	2013	2012	2011
Total grant-date fair value of stock awards granted	$3,412,000	$2,438,000	$1,477,000
Total fair value of stock awards vested during period	$1,897,000	$1,409,000	$1,551,000
Total unrecognized compensation expense related to non-vested stock awards	$4,963,000	$3,999,000	$3,547,000

For the years ended December 31, 2013, 2012 and 2011, the unrecognized compensation cost related to stock awards granted but not yet vested, as reported above, was expected to be recognized over a weighted average remaining period of four years.

Employee Stock Purchase Plan

Since January 1, 2000, we have had an ESPP for all eligible employees. All full-time and certain part-time employees who have completed two years of continuous service with us are eligible to participate. The ESPP was implemented through five annual offerings. On January 1, 2000, the first annual offering commenced. On February 12, 2004 (effective January 1, 2004), our Board of Directors extended the ESPP for an additional eight annual offerings. On April 12, 2011, the Board of Directors extended the ESPP for an additional five offerings through 2016. Annual offerings commence and terminate on the respective year’s first and last calendar day. Under the ESPP, we are authorized to issue up to 4,050,000 shares of our common stock to our employees. Pursuant to such authorization, we have 2,476,000 shares available for future grant at December 31, 2013. Furthermore, under the terms of the ESPP, eligible employees may contribute through payroll deductions up to $21,250 (85% of IRS limitation) of their compensation toward the purchase of the Company's common stock. No employee may purchase common stock which exceeds $25,000 in fair market value (determined on the date of grant) for each calendar year. The price per share is equal to the lower of 85% of the fair market price on the first day of the offering period, or 85% of the fair market price on the day of purchase.

The following table summarizes information about our ESPP annual offerings for the years ended December 31, 2013, 2012 and 2011:

	ESPP Annual Offering
	2013	2012	2011
Common shares purchased	65,000	79,000	71,000
Per common share purchase price	$19.75	$15.04	$13.83
Amount expensed under ESPP	$562,000	$641,000	$282,000
Net proceeds from issuance	$1,288,000	$1,192,000	$978,000
Common shares date of issue	Jan 3, 2014	Jan 4, 2013	Jan 4, 2012

Deferred Compensation Plan

Since January 1, 2000, we have had a SERP for certain key executives and employees. The SERP is not qualified under Section 401 of the Internal Revenue Code. Effective in Plan year 2010, the Plan was amended to allow participants to defer up to 25% of their earned income on a pre-tax basis. As of the last day of each plan year, each participant will receive a 25% match of up to 15% of their deferral in the form of our Common Stock based on the then current market value. SERP participants fully vest in our matching contribution three years from the first day of the initial year of participation. The income deferred and our matching contributions are unsecured and subject to the claims of our general creditors. Under the SERP, we are authorized to issue up to 1,013,000 shares of our common stock to our employees. Pursuant to such authorization, we have 452,000 shares available for future grant at December 31, 2013 (after deducting the 2013 funding of 19,000 shares delivered in 2014). In the aggregate, since initiation of the SERP, the Company’s 25% match has resulted in 560,000 shares (including the 2013 funding of shares delivered in 2014) being issued to the trustee. At the time of issuance, such shares were accounted for at cost, as treasury stock. At December 31, 2013, approximately 311,000 of such shares are vested and remain in the respective active participants’ accounts. The following table summarizes information about our SERP for the plan years ended December 31, 2013, 2012 and 2011:

	SERP Plan Year
	2013		2012		2011
Amount of company match expensed under SERP	$538,000		$560,000		$444,000
Treasury shares issued to fund SERP expense	19,000		24,000		26,000
SERP trust account balance at December 31	$31,415,000	(1)	$24,997,000	(1)	$18,942,000	(1)
Unrealized gain (loss) recorded in SERP liability account	$3,005,000		$1,718,000		$(104,000)

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

Note 10— Other Employee Benefit Plans

Retirement Savings Plan

Since October 1, 1999, we have had a retirement savings plan for employees (the “RSP”) under Section 401(k) of the Internal Revenue Code. The RSP allows eligible employees to contribute up to fifteen percent (15)% of their eligible compensation on a pre-tax basis. There is no match by the Company.

Note 11— Dividends

We have paid regular quarterly cash dividends since the second quarter of 2003. During 2013, we paid regular quarterly cash dividends totaling $46,707,000 as detailed below:

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Cash dividend per common share	$0.16625	$0.16750	$0.16875	$0.17000
Total cash dividends paid	$11,415,000	$11,516,000	$11,829,000	$11,947,000
Record date	February 22	May 10	August 16	November 15
Payment date	March 15	June 14	September 20	December 20

Additionally, on January 28, 2014, our Board of Directors declared a regular quarterly cash dividend of $0.17125 per common share, which will be paid on March 28, 2014 to shareholders of record as of the close of business on February 21, 2014.

Cash dividends on our outstanding weighted average number of basic common shares for the years ended December 31, 2013, 2012 and 2011 was as follows:

	December 31,
	2013	2012	2011
Cash dividends per common share	$0.67	$0.65	$0.63

Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

Note 12— Income Taxes

The following table summarizes the provision for income taxes:

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$19,045,000	$24,350,000	$15,053,000
State	5,381,000	5,373,000	4,488,000
	24,426,000	29,723,000	19,541,000
Deferred:
Federal	(4,172,000)	(3,048,000)	296,000
State	(894,000)	(625,000)	(181,000)
	(5,066,000)	(3,673,000)	115,000
Tax Provision	$19,360,000	$26,050,000	$19,656,000

Deferred income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax basis of assets and liabilities.

Significant components of our federal and state deferred tax assets and liabilities are as follows:

	Years Ended December 31,
	2013	2012
Net current deferred assets (liabilities):
Allowance for doubtful accounts	$1,560,000	$1,580,000
Accrued insurance claims — current	3,574,000	2,727,000
Expensing of housekeeping supplies	(5,059,000)	(4,432,000)
Other	2,264,000	(450,000)
	$2,339,000	$(575,000)
Net noncurrent deferred assets (liabilities):
Deferred compensation	$7,987,000	$7,095,000
Non-deductible reserves	5,000	8,000
Depreciation of property and equipment	(2,933,000)	(3,028,000)
Accrued insurance claims — noncurrent	6,848,000	6,255,000
Amortization of intangibles	1,015,000	522,000
Other	352,000	363,000
	$13,274,000	$11,215,000

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

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2013	2012	2011
Tax expense computed at statutory rate	$23,271,000	$24,592,000	$20,234,000
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	2,916,000	3,086,000	2,800,000
Federal jobs credits	(7,121,000)	(1,110,000)	(4,196,000)
Tax exempt interest	(29,000)	(99,000)	(253,000)
Other, net	323,000	(419,000)	1,071,000
	$19,360,000	$26,050,000	$19,656,000

Management performs an evaluation each period of its tax positions taken and expected to be taken in tax returns. The evaluation is performed on positions relating to tax years that remain subject to examination by major tax jurisdictions, the earliest of which is tax year ended December 31, 2010. Based on our evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Therefore, the table reporting on the change in the liability for unrecognized tax benefits during the year ended December 31, 2013 is omitted as there is no activity to report in such account for the year ended December 31, 2013, and there was no balance of unrecognized tax benefits at the beginning of the year.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Note 13—Related Party Transactions

A director is a member of a law firm which was retained by us. During the years ended December 31, 2013, 2012 and 2011, fees received from us by such firm did not exceed $120,000 in any period. Additionally, such fees did not exceed, in any period, 5% of such firm’s revenues or the Company's revenues.

Note 14—Segment Information

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

	Housekeeping Services	Dietary Services	Corporate and Eliminations		Total
Year Ended December 31, 2013
Revenues	$759,093,000	$390,797,000	$—		$1,149,890,000
Income before income taxes	68,872,000	21,244,000	(23,627,000)	(1)	66,489,000
Depreciation and amortization	5,105,000	693,000	406,000		6,204,000
Total assets	213,397,000	92,424,000	119,521,000	(2)	425,342,000
Capital expenditures	$2,726,000	$460,000	$576,000		$3,762,000
Year Ended December 31, 2012
Revenues	$737,407,000	$339,855,000	$173,000	(1)	$1,077,435,000
Income before income taxes	69,429,000	18,474,000	(17,639,000)	(1)	70,264,000
Depreciation and amortization	4,069,000	676,000	371,000		5,116,000
Total assets	144,412,000	62,263,000	124,508,000	(2)	331,183,000
Capital expenditures	$2,765,000	$453,000	$266,000		$3,484,000
Year Ended December 31, 2011
Revenues	$654,886,000	$234,247,000	$(68,000)	(1)	$889,065,000
Income before income taxes	63,395,000	11,678,000	(17,261,000)	(1)	57,812,000
Depreciation and amortization	3,428,000	614,000	345,000		4,387,000
Total assets	135,223,000	57,034,000	97,438,000	(2)	289,695,000
Capital expenditures	$4,697,000	$372,000	$476,000		$5,545,000

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

Total Revenues from Clients

The following revenues earned from clients differ from segment revenues reported above due to the inclusion of adjustments used for segment reporting purposes by management. We earned total revenues from clients in the following service categories:

	Year Ended December 31,
	2013	2012	2011
Housekeeping services	$514,180,000	$492,319,000	$440,924,000
Laundry and linen services	241,540,000	240,670,000	210,896,000
Dietary services	390,797,000	339,867,000	234,542,000
Maintenance services and other	3,373,000	4,579,000	2,703,000
	$1,149,890,000	$1,077,435,000	$889,065,000

Note 15— Earnings Per Common Share

Basic net earnings per share are computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted net earnings per share. The computations of basic net earnings per share and diluted net earnings per share for 2013, 2012 and 2011 are as follows:

	Year ended December 31, 2013
	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net income	$47,129,000
Basic earnings per common share	$47,129,000	69,206,000	$0.68
Effect of dilutive securities:
Stock options and restricted stock		839,000	(0.01)
Diluted earnings per common share	$47,129,000	70,045,000	$0.67

	Year ended December 31, 2012
	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net income	$44,214,000
Basic earnings per common share	$44,214,000	67,511,000	$0.65
Effect of dilutive securities:
Stock options and restricted stock		974,000	—
Diluted earnings per common share	$44,214,000	68,485,000	$0.65

	Year ended December 31, 2011
	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net income	$38,156,000
Basic earnings per common share	$38,156,000	66,637,000	$0.57
Effect of dilutive securities:
Stock options and restricted stock		948,000	(0.01)
Diluted earnings per common share	$38,156,000	67,585,000	$0.56

For the years ended December 31, 2013, 2012 and 2011, options to purchase 546,000, 576,000 and 510,000 shares, respectively, were excluded from the computation of diluted earnings per common share as the exercise price of such options were in excess of the average market value of our common stock at the respective year end.

Note 16—Other Contingencies

We have a $125,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At December 31, 2013, there were no borrowings under the line of credit. However, at such date, we had outstanding a $43,520,000 (increased to $51,520,000 on January 1, 2014) irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $43,520,000 at December 31, 2013. The line of credit requires us to satisfy one financial covenant. We are in compliance with our financial covenant at December 31, 2013 and expect to continue to remain in compliance with such financial covenant. This line of credit expires on December 18, 2018. We believe the line of credit will be renewed at that time.

Additionally, on December 30, 2013, we entered into a Security Interest, Pledge and Assignment of Deposit Account (the "Pledge") with Wells Fargo Bank, National Association (the “Bank”) as collateral for the Promissory Note (the “Note”) dated December 30, 2013. The Note is a short term non-revolving line of credit between the Company’s third party payroll administrator and the Bank. The Company entered into the Pledge at year end due to the timing of payroll funding and the holidays. On January 3, 2014, the Company's third party payroll administrator satisfied its payment obligation under the Note, and accordingly, the Company's

Pledge was fully released and extinguished. The funds previously held as collateral were subsequently used for general operating activities.

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

In January 2013, the U.S. Congress enacted the American Taxpayer Relief Act of 2012, which delayed automatic spending cuts, including reduced Medicare payments to plans and providers up to 2%. These discretionary spending caps were originally enacted under provisions in the Budget Control Act of 2011, an initiative to reduce the federal deficit through the year 2021, also known as “sequestration.” The sequestration went into effect starting March 2013. In December 2013, the U.S. Congress enacted the Bipartisan Budget Act of 2013, which reduces the impact of the sequestration over the next two years, beginning in fiscal year 2014 and extended the reduction in Medicare payments to plans and providers for two years through the year 2023.

Note 17—Accrued Insurance Claims

We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance, which comprise approximately 19% of our liabilities at December 31, 2013. Under our insurance plans for general liability and workers' compensation, predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost. Our accounting for this plan is affected by various uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We address these uncertainties by regularly evaluating our claims’ pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluations are based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/or industry trends result in an unfavorable change resulting from, among other factors, the severity levels of reported claims and medical cost inflation, as compared to historical claim trends, it would have an adverse effect on our results of operations and financial condition. Under these plans, predetermined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.

For workers’ compensation, we record a reserve based on the present value of estimated future cost of claims and related expenses that have been reported but not settled, including an estimate of claims incurred but not reported that are developed as a result of a review of our historical data and open claims. The present value of the payout is determined by applying an 8% discount factor against the estimated value of the claims over the estimated remaining pay-out period. Reducing the discount factor by 1% would reduce net income for the year ended December 31, 2013 by approximately $34,000. Additionally, reducing the estimated payout period by six months would result in an approximate $84,000 reduction in net income.

For general liability, we record a reserve for the estimated ultimate amounts to be paid for known claims and claims incurred but not reported as of the balance sheet date. The estimated ultimate reserve amount recorded is derived from the estimated claim reserves provided by our insurance carrier reduced by an historical experience factor.

Note 18—Subsequent Events

We evaluated all subsequent events through the date these financial statements are being filed with the SEC. There were no events or transactions occurring during this subsequent reporting period which require recognition or additional disclosure in these financial statements.

Note 19—Selected Quarterly Financial Data (Unaudited)

The following tables summarize the unaudited quarterly financial data for the last two fiscal years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Revenues	$273,904,000	$273,604,000	$298,549,000	$303,833,000
Operating costs and expenses	$255,981,000	$253,965,000	$278,540,000	$298,616,000
Income before income taxes	$18,957,000	$19,858,000	$21,193,000	$6,481,000
Net income	$14,954,000	$12,933,000	$13,790,000	$5,452,000
Basic earnings per common share(1)	$0.22	$0.19	$0.20	$0.08
Diluted earnings per common share(1)	$0.22	$0.19	$0.20	$0.08
Cash dividends per common share(1)	$0.17	$0.17	$0.17	$0.17
2012
Revenues	$260,607,000	$267,108,000	$272,681,000	$277,039,000
Operating costs and expenses	$248,477,000	$248,730,000	$255,070,000	$257,814,000
Income before income taxes	$13,783,000	$18,283,000	$18,573,000	$19,625,000
Net income	$8,579,000	$11,320,000	$11,517,000	$12,798,000
Basic earnings per common share(1)	$0.13	$0.17	$0.17	$0.19
Diluted earnings per common share(1)	$0.13	$0.17	$0.17	$0.19
Cash dividends per common share(1)	$0.16	$0.16	$0.16	$0.17

(1)	Year-to-date earnings and cash dividends per common share amounts may differ from the sum of quarterly amounts due to rounding.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Grant Thornton, LLP, our independent registered public accounting firm, also audited our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s audit report are included in this Annual Report on Form 10-K within Part II, Item 8 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”.

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

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The information regarding directors and executive officers is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to its shareholders in connection with its 2014 Annual Meeting of Shareholders and to be filed within 120 days of the close of the year ended December 31, 2013.

Item 11.   Executive Compensation.

The information regarding executive compensation is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to shareholders in connection with its 2014 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2013.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to shareholders in connection with its 2014 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ending December 31, 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth for the Company’s equity compensation plans, on an aggregated basis, the number of shares of its Common Stock subject to outstanding stock awards, the weighted-average exercise price of stock awards, and the number of shares remaining available for future award grants as of December 31, 2013.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,483,000	(1)	$16.05	5,721,000	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	2,483,000		$16.05	5,721,000

(1)	Represents shares of Common Stock issuable upon exercise of outstanding stock awards granted under the 2012 Equity Incentive Plan and carryover shares from Pre-existing Plans.

(2)
Includes stock awards to purchase 2,793,000 shares available for future grant under the Company’s 2012 Equity Incentive Plan and carryover shares from Pre-existing Plans. Also includes 2,476,000 and 452,000 shares available for issuance under the Company’s 1999 Employee Stock Purchase Plan as amended and 1999 Deferred Compensation Plan, respectively (collectively, the “1999 Plans”). Treasury shares may be issued under the 1999 Plans.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information regarding certain relationships and related transactions is incorporated herein by reference to the Company’s definitive proxy statement mailed to shareholders in connection with its 2014 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2013.

Item 14.   Principal Accountant Fees and Services.

The information regarding principal accountant fees and services is incorporated herein by reference to the Company’s definitive proxy statement mailed to shareholders in connection with its 2014 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2013.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)	The following financial statements, schedules and exhibits are filed as part of this report:

1.	Index to Consolidated Financial Statements — The Financial Statements required by this item are listed on the Index to Financial Statements in Part II, Item 8 of this report.

2.	Index to Financial Statement Schedules —

a.	Schedule II—Valuation and Qualifying Accounts and Reserves; and

b.	Other financial statement schedules are not included because they are not required or the information is otherwise shown in the financial statements or notes thereto.

3.	Index to Exhibits —

a.	The exhibits listed below are filed as part of, or are incorporated by reference into, this report.

(b)	See Item 15(a)(3) above.

(c)	See Item 15(a)(2) above.

Healthcare Services Group, Inc.
Schedule II — Valuation and Qualifying Accounts and Reserves

		Additions
Description	Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (A)	Ending Balance
2013
Allowance for Doubtful Accounts	$3,970,000	$1,990,000	$—	$2,041,000	$3,919,000
2012
Allowance for Doubtful Accounts	$4,506,000	$2,160,000	$—	$2,696,000	$3,970,000
2011
Allowance for Doubtful Accounts	$4,069,000	$2,450,000	$—	$2,013,000	$4,506,000

(A) Represents write-offs

Exhibit Index

The following Exhibits are filed as part of this Report (references are to Reg. S-K Exhibit Numbers):

Exhibit Number	Description
2.1
Asset Purchase Agreement, dated July 11, 2013, among Healthcare Services Group, Inc., Platinum Health Services, LLC, Platinum Health Services PEO, LLC, Joseph Foy, Platinum SG Equities LLC, Walnut Court Capital Advisors, LLC, Z Capital LLC, Simon Ganz and Seth E. Gribetz is incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed July 16, 2013.

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

4.2(1)	Employee Stock Purchase Plan of the Registrant is incorporated by reference to Exhibit 4(a) of Registrant’s Registration Statement on Form S-8 (Commission File No. 333-92835).
4.3(1)	Amendment to Employee Stock Purchase Plan is incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K for the period ended December 31, 2003.
4.4(1)	Deferred Compensation Plan is incorporated by reference to Exhibit 4(b) of Registrant’s Registration Statement on Form S-8 (Commission File No. 333-92835).
4.5(1)	Amended and Restated Deferred Compensation Plan is incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2012.
10.1(1)	2012 Equity Incentive Plan is incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2012.
10.2	Healthcare Services Group, Inc. Dividend Reinvestment Plan is incorporated by reference to the Company’s Registration Statement on Form S-3 (Commission File No. 333-108182).
10.3
Healthcare Services Group, Inc. Automatic Shelf Registration in connection with acquisition of Platinum Health Services, LLC pursuant to the Asset Purchase Agreement is incorporated by reference to the Company's Registration Statement on Form S-3ASR (Commission File No. 333-189986).

10.4	Amended and Restated Loan Agreement dated as of December 18, 2013 is incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed December 19, 2013.
10.5	Amended and Restated Committed Line of Credit Note dated as of December 18, 2013 is incorporated by reference to Exhibit 99.3 to the Company's Form 8-K filed December 19, 2013.
14	Code of Ethics and Business Conduct. Such document is available at our website www.hcsg.com
21	List of subsidiaries is filed herewith in Part I, Item I.*
23	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.*
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*
EX-101	XBRL Instance Document
EX-101	XBRL Taxonomy Extension Schema Document
EX-101	XBRL Taxonomy Calculation Linkbase Document
EX-101	XBRL Taxonomy Extension Definition Linkbase Document
EX-101	XBRL Taxonomy Labels Linkbase Document
EX-101	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
(1)	Indicates a management plan or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 21, 2014	HEALTHCARE SERVICES GROUP, INC.
(Registrant)

	By:	/s/ Daniel P. McCartney
Daniel P. McCartney
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Daniel P. McCartney	Chief Executive Officer and Chairman	February 21, 2014
Daniel P. McCartney	(Principal Executive Officer)

/s/ John C. Shea	Chief Financial Officer	February 21, 2014
John C. Shea	(Principal Financial Officer)

/s/ Theodore Wahl	Director and President and Chief Operating Officer	February 21, 2014
Theodore Wahl

/s/ Michael E. McBryan	Director and Executive Vice President	February 21, 2014
Michael E. McBryan

/s/ Robert L. Frome	Director	February 21, 2014
Robert L. Frome

/s/ Diane S. Casey	Director	February 21, 2014
Diane S. Casey

/s/ John M. Briggs	Director	February 21, 2014
John M. Briggs

/s/ Robert J. Moss	Director	February 21, 2014
Robert J. Moss

/s/ Dino D. Ottaviano	Director	February 21, 2014
Dino D. Ottaviano

/s/ John J. McFadden	Director	February 21, 2014
John J. McFadden