Form 10-Q
period 2014-06-30
HEALTHCARE SERVICES GROUP INC
filed 2014-07-24
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Common Stock, $.01 par value: 70,330,000 shares outstanding as of July 22, 2014.

Healthcare Services Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2014

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report and documents incorporated by reference into this report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; having several significant clients who each individually contributed at least 3% with two as high as 7% of our total consolidated revenues for the three and six months ended June 30, 2014; risks associated with our acquisition of Platinum Health Services, LLC; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor related matters such as minimum wage increases; and the risk factors described in Part I of our Form 10-K for the fiscal year ended December 31, 2013 under “Government Regulation of Clients,” “Competition” and “Service Agreements/Collections,” and under Item IA “Risk Factors."

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

PART I — FINANCIAL INFORMATION.
Item 1. Financial Statements (Unaudited).
Healthcare Services Group, Inc.
Consolidated Balance Sheets

	(Unaudited)
	June 30, 2014	December 31, 2013
ASSETS:
Current assets:
Cash and cash equivalents	$57,269,000	$64,155,000
Marketable securities, at fair value	11,104,000	11,445,000
Accounts and notes receivable, less allowance for doubtful accounts of $4,794,000 as of June 30, 2014 and $3,919,000 as of December 31, 2013	205,172,000	189,107,000
Inventories and supplies	32,919,000	32,447,000
Deferred income taxes	—	2,339,000
Prepaid expenses and other	13,566,000	9,699,000
Total current assets	320,030,000	309,192,000
Property and equipment:
Laundry and linen equipment installations	2,524,000	2,516,000
Housekeeping and office equipment and furniture	31,001,000	29,182,000
Autos and trucks	258,000	305,000
	33,783,000	32,003,000
Less accumulated depreciation	22,299,000	20,699,000
	11,484,000	11,304,000
Goodwill	44,438,000	40,183,000
Other intangible assets, less accumulated amortization of $14,594,000 as of June 30, 2014 and $12,909,000 as of December 31, 2013	21,987,000	23,372,000
Notes receivable — long term portion, net of discount	4,861,000	5,779,000
Deferred compensation funding, at fair value	24,003,000	22,200,000
Deferred income taxes — long term portion	14,376,000	13,274,000
Other noncurrent assets	38,000	38,000
Total assets	$441,217,000	$425,342,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$47,278,000	$43,682,000
Accrued payroll, accrued and withheld payroll taxes	32,543,000	37,162,000
Other accrued expenses	2,609,000	8,528,000
Income taxes payable	5,381,000	1,878,000
Deferred income taxes	254,000	—
Accrued insurance claims	8,075,000	7,853,000
Total current liabilities	96,140,000	99,103,000
Accrued insurance claims — long term portion	18,843,000	18,325,000
Deferred compensation liability	24,387,000	22,771,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 72,138,000 shares issued and outstanding as of June 30, 2014 and 71,868,000 shares as of December 31, 2013	721,000	719,000
Additional paid-in capital	180,441,000	168,329,000
Retained earnings	131,761,000	127,464,000
Accumulated other comprehensive income, net of taxes	56,000	49,000
Common stock in treasury, at cost, 1,829,000 shares as of June 30, 2014 and 1,892,000 shares as of December 31, 2013	(11,132,000)	(11,418,000)
Total stockholders’ equity	301,847,000	285,143,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$441,217,000	$425,342,000
See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$319,295,000	$273,604,000	$631,460,000	$547,508,000
Operating costs and expenses:
Costs of services provided	275,815,000	234,602,000	543,186,000	469,793,000
Selling, general and administrative	22,240,000	19,363,000	44,286,000	40,153,000
Other income:
Investment and interest	803,000	219,000	1,184,000	1,253,000
Income before income taxes	22,043,000	19,858,000	45,172,000	38,815,000
Income taxes	8,122,000	6,925,000	16,612,000	10,928,000
Net income	$13,921,000	$12,933,000	$28,560,000	$27,887,000

Per share data:
Basic earnings per common share	$0.20	$0.19	$0.41	$0.41
Diluted earnings per common share	$0.20	$0.19	$0.40	$0.40

Weighted average number of common shares outstanding:
Basic	70,440,000	68,599,000	70,381,000	68,531,000
Diluted	71,206,000	69,370,000	71,140,000	69,366,000

Comprehensive income:
Net income	$13,921,000	$12,933,000	$28,560,000	$27,887,000
Other comprehensive income:
Unrealized gain/(loss) on available for sale marketable securities, net of taxes	6,000	(106,000)	7,000	(83,000)
Total comprehensive income	$13,927,000	$12,827,000	$28,567,000	$27,804,000

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$28,560,000	$27,887,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,581,000	2,707,000
Bad debt provision	1,550,000	650,000
Deferred income taxes (benefits)	1,486,000	(1,305,000)
Stock-based compensation expense	1,531,000	1,196,000
Amortization of premium on marketable securities	174,000	303,000
Unrealized gain on deferred compensation fund investments	(888,000)	(759,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	(16,695,000)	(26,812,000)
Inventories and supplies	(472,000)	27,000
Prepaid expenses and other assets	(4,191,000)	(1,085,000)
Deferred compensation funding	(1,803,000)	(1,926,000)
Accounts payable and other accrued expenses	(1,942,000)	8,454,000
Accrued payroll, accrued and withheld payroll taxes	(3,338,000)	(1,989,000)
Accrued insurance claims	740,000	1,137,000
Deferred compensation liability	3,031,000	2,922,000
Income taxes payable	3,503,000	2,573,000
Net cash provided by operating activities	14,827,000	13,980,000

Cash flows from investing activities:
Disposals of fixed assets	363,000	150,000
Additions to property and equipment	(2,738,000)	(1,702,000)
Purchases of marketable securities	(1,937,000)	(4,597,000)
Sales of marketable securities	2,115,000	3,450,000
Net cash used in investing activities	(2,197,000)	(2,699,000)

Cash flows from financing activities:
Dividends paid	(24,263,000)	(22,931,000)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	28,000	53,000
Tax benefit from equity compensation plans	885,000	1,128,000
Proceeds from the exercise of stock options	3,834,000	4,680,000
Net cash used in financing activities	(19,516,000)	(17,070,000)

Net change in cash and cash equivalents	(6,886,000)	(5,789,000)
Cash and cash equivalents at beginning of the period	64,155,000	68,949,000
Cash and cash equivalents at end of the period	$57,269,000	$63,160,000

Supplementary Cash Flow Information:
Cash paid for interest	$73,000	$—
Cash paid for income taxes, net of refunds	$10,737,000	$8,531,000
Issuance of Common Stock in 2014 and 2013, respectively, pursuant to Employee Stock Purchase Plan	$1,851,000	$1,842,000

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statement of Stockholders’ Equity
(Unaudited)

	For the Six Months Ended June 30, 2014
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2013	71,868,000	$719,000	$168,329,000	$49,000	$127,464,000	$(11,418,000)	$285,143,000
Comprehensive income:
Net income for the period					28,560,000		28,560,000
Unrealized gain on available for sale marketable securities, net of taxes				7,000			7,000
Comprehensive income							28,567,000
Exercise of stock options, net of shares tendered for payment	270,000	2,000	3,832,000				3,834,000
Tax benefit from equity compensation plans			885,000				885,000
Share-based compensation expense — stock options and restricted stock			1,350,000				1,350,000
Treasury shares issued for Deferred Compensation Plan funding and redemptions			513,000			5,000	518,000
Shares issued pursuant to Employee Stock Purchase Plan			1,457,000			394,000	1,851,000
Cash dividends					(24,263,000)		(24,263,000)
Shares issued pursuant to Dividend Reinvestment Plan			141,000			(113,000)	28,000
Adjustment to purchase price allocation			3,934,000				3,934,000
Balance — June 30, 2014	72,138,000	$721,000	$180,441,000	$56,000	$131,761,000	$(11,132,000)	$301,847,000

See accompanying notes.

Healthcare Services Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1— Description of Business and Significant Accounting Policies

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows. However, in our opinion, all adjustments which are of a normal recurring nature and necessary for a fair presentation have been reflected in these consolidated financial statements. The balance sheet shown in this report as of December 31, 2013 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 2013. The financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any future period.

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

As of June 30, 2014, we operate three wholly-owned subsidiaries, Huntingdon Holdings, Inc. (“Huntingdon”), HCSG Staff Leasing Solutions, LLC (“Staff Leasing”) and HCSG Insurance Corp. Huntingdon invests our cash and cash equivalents and manages our portfolio of available-for-sale marketable securities. Staff Leasing offers professional employer organization (“PEO”) services to potential clients in the health care industry. As of June 30, 2014, we have PEO service contracts in several states. During the three and six months ended June 30, 2014 and 2013, operating results from our PEO service contracts were not material and were included in our Housekeeping segment. Formed in 2014, HCSG Insurance Corp. is a captive insurance company domiciled in the State of New Jersey and provides the Company with certain insurance-related services.

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

As a distributor of laundry equipment, we occasionally sell laundry installations to certain clients. The sales in most cases represent the construction and installation of a turn-key operation and are for payment terms ranging from 24 to 60 months. Our accounting policy for these sales is to recognize the gross profit over the life of the payments associated with our financing of the transactions. During the three and six months ended June 30, 2014 and 2013, laundry installation sales were not material.

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

Share-Based Compensation

U.S. GAAP addresses the accounting for share-based compensation, specifically, the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors, including stock options and participation in the Company’s employee stock purchase plan. We estimate the fair value of share-based awards on the date of grant using the Black-Scholes option valuation model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the Company’s consolidated statements of comprehensive income over the requisite service periods. We use the straight-line single option method of expensing share-based awards in our consolidated statements of comprehensive income. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures. Forfeitures are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Concentrations of Credit Risk

Financial instruments, as defined by U.S. GAAP, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, marketable securities, deferred compensation funding and accounts and notes receivable. We define our marketable securities as fixed income investments which are highly liquid investments that can be readily purchased or sold using established markets. At June 30, 2014 and December 31, 2013, substantially all of our cash and cash equivalents, and marketable securities were held in one large financial institution located in the United States.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customer (Topic 606). This ASU establishes core principles that should assist an entity in recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in this ASU supersedes the current revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification. This ASU is effective for fiscal years and interim periods beginning on or after December 15, 2016, with early adoption prohibited. The Company does not expect the amendment to have a material impact on the consolidated results of operations, cash flows, or financial position.

Note 2—Acquisition

On July 12, 2013, the Company acquired substantially all of the operating assets of Platinum Health Services, LLC, a Delaware limited liability company and Platinum Health Services PEO, LLC, a Delaware limited liability company (collectively “Platinum”). Platinum was a privately-held provider of professional housekeeping, laundry and maintenance services to long-term and post-acute care facilities and operated within the United States. The acquisition has been included within the consolidated results of operations and financial condition from the date of the acquisition.

The total purchase consideration was $50,766,000, which consisted of a cash payment of $5,000,000, the issuance of 1,215,000 shares of the Company's common stock with a fair value of $30,062,000 and contingent consideration with a fair value of $15,704,000 as of June 30, 2014. Upon the achievement of certain financial and retention targets, the Platinum stockholders will be eligible for contingent consideration paid by the future issuance of the Company's common stock.

The purchase consideration of the acquisition has been allocated to the assets acquired and liabilities assumed based on estimated fair values. The purchase price allocation was completed in the second quarter of 2014. The purchase price allocation is as follows:

	Purchase Price Allocation
	Preliminary	Adjustments	Final
Fair value of assets acquired, net of liabilities assumed	$2,604,000	$(621,000)	$1,983,000
Goodwill	23,228,000	4,255,000	27,483,000
Intangible assets	21,000,000	300,000	21,300,000
Net assets acquired	$46,832,000	$3,934,000	$50,766,000

Goodwill, which is expected to be amortized for tax purposes, represents the excess of the purchase price over the fair value of the net assets acquired, and is primarily attributable to the assembled workforce of the acquired business. Goodwill was allocated to our Housekeeping reportable operating segment. Intangible assets consist of customer relationships of $21,300,000 and has been assigned an estimated useful life of 10 years.

Note 3—Changes in Accumulated Other Comprehensive Income by Component

U.S. GAAP establishes standards for presenting information about significant items reclassified out of accumulated other comprehensive income by component. As of June 30, 2014 and December 31, 2013, respectively, we generated other comprehensive income from one component. This component relates to the unrealized gains and losses from our available for sale marketable securities during a given reporting period.

The following table provides a summary of changes in accumulated other comprehensive income for the six months ended June 30, 2014:

Unrealized Gains and Losses on Available for Sale Securities (1)
Accumulated other comprehensive income — December 31, 2013	$49,000
Other comprehensive income before reclassifications	10,000
Amounts reclassified from accumulated other comprehensive income (2)(3)	(3,000)
Net current period change in other comprehensive income	7,000
Accumulated other comprehensive income — June 30, 2014	$56,000

(1)	All amounts are net of tax.

(2)	Realized gains and losses are recorded pre-tax in the other income - investment and interest caption on our consolidated statements of comprehensive income.

(3)	For the six months ended June 30, 2014, the Company recorded $4,000 of realized gains from the sale of available for sale securities. Refer to Note 5 herein for further information.

Note 4—Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired of businesses and is not amortized. Goodwill is evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the reporting unit to its carrying value.

The changes in the carrying values of goodwill by reportable operating segment, as described in Note 10 herein, were as follows:

	Reportable Segments
	Housekeeping	Dietary	Total
December 31, 2013	$38,122,000	$2,061,000	$40,183,000
Adjustment to purchase price allocation	4,255,000	—	4,255,000
June 30, 2014	$42,377,000	$2,061,000	$44,438,000

The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 7 and 10 years).

The following table sets forth the amounts of our identifiable intangible assets subject to amortization, which were acquired in acquisitions.

	June 30, 2014	December 31, 2013
Customer relationships	$35,781,000	$35,481,000
Non-compete agreements	800,000	800,000
Total other intangibles, gross	36,581,000	36,281,000
Less accumulated amortization	14,594,000	12,909,000
Other intangibles, net	$21,987,000	$23,372,000

The customer relationships and non-compete agreements have a weighted-average amortization period of eight years.

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the following five fiscal years:

Period/Year	Customer Relationships	Non-Compete Agreements	Total
July 1 to December 31, 2014	$1,621,000	$17,000	$1,638,000
2015	3,241,000	—	3,241,000
2016	2,698,000	—	2,698,000
2017	2,427,000	—	2,427,000
2018	2,328,000	—	2,328,000
2019	2,130,000	—	2,130,000
Thereafter	7,525,000	—	7,525,000

Amortization expense for the three months ended June 30, 2014 and 2013 was $857,000 and $542,000, respectively. Amortization expense for the six months ended June 30, 2014 and 2013 was $1,685,000 and $1,084,000, respectively.

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

The following tables provide fair value measurement information for our marketable securities and deferred compensation fund investment assets as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable securities
Municipal bonds — available for sale	$11,104,000	$11,104,000	$—	$11,104,000	$—
Deferred compensation fund
Money Market	$3,867,000	$3,867,000	$—	$3,867,000	$—
Balanced and Lifestyle	8,724,000	8,724,000	8,724,000	—	—
Large Cap Growth	4,487,000	4,487,000	4,487,000	—	—
Small Cap Value	2,576,000	2,576,000	2,576,000	—	—
Fixed Income	2,092,000	2,092,000	2,092,000	—	—
International	1,168,000	1,168,000	1,168,000	—	—
Mid Cap Growth	1,089,000	1,089,000	1,089,000	—	—
Deferred compensation fund	$24,003,000	$24,003,000	$20,136,000	$3,867,000	$—

	As of December 31, 2013
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable securities
Municipal bonds — available for sale	$11,445,000	$11,445,000	$—	$11,445,000	$—
Deferred compensation fund
Money Market	$3,592,000	$3,592,000	$—	$3,592,000	$—
Balanced and Lifestyle	8,174,000	8,174,000	8,174,000	—	—
Large Cap Growth	4,292,000	4,292,000	4,292,000	—	—
Small Cap Value	2,173,000	2,173,000	2,173,000	—	—
Fixed Income	1,962,000	1,962,000	1,962,000	—	—
International	1,079,000	1,079,000	1,079,000	—	—
Mid Cap Growth	928,000	928,000	928,000	—	—
Deferred compensation fund	$22,200,000	$22,200,000	$18,608,000	$3,592,000	$—

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

Unrealized gains and losses from marketable securities are recorded in the other comprehensive income caption in our consolidated statements of comprehensive income. For the three and six months ended June 30, 2014, we recorded unrealized gains from marketable securities of $6,000 and $7,000, respectively. For the three and six months ended June 30, 2013, we recorded unrealized losses from marketable securities of $106,000 and $83,000, respectively.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-than-temporary Impairments
June 30, 2014
Type of security:
Municipal bonds — available for sale	11,012,000	92,000	—	11,104,000	—
Total debt securities	$11,012,000	$92,000	$—	$11,104,000	$—

December 31, 2013
Type of security:
Municipal bonds — available for sale	11,364,000	83,000	(2,000)	11,445,000	—
Total debt securities	$11,364,000	$83,000	$(2,000)	$11,445,000	$—

For the three and six months ended June 30, 2014, we received total proceeds, less the amount of interest received, of $1,004,000 and $1,875,000, respectively, from sales of available for sale municipal bonds. These sales resulted in realized gains of $3,000 and $4,000, respectively, and are recorded in other income – investment and interest caption on our consolidated statements of comprehensive income for the three and six months ended June 30, 2014. The basis for the sale of these securities was a specific identification of each bond sold during this period.

For the three and six months ended June 30, 2013, we received total proceeds, less the amount of interest received, of $3,000,000, respectively, from sales of available for sale municipal bonds. These sales resulted in realized gains of $16,000, respectively, and are recorded in other income – investment and interest caption on our consolidated statements of comprehensive income for the three and six months ended June 30, 2013. The basis for the sale of these securities was a specific identification of each bond sold during this period.

The following tables include contractual maturities of debt securities held at June 30, 2014 and December 31, 2013, which are classified as marketable securities in the consolidated Balance Sheet.

	Municipal Bonds — Available for Sale
Contractual maturity:	June 30, 2014	December 31, 2013
Maturing in one year or less	$3,296,000	$1,846,000
Maturing after one year through three years	6,065,000	7,113,000
Maturing after three years	1,743,000	2,486,000
Total debt securities	$11,104,000	$11,445,000

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

A summary of stock-based compensation expense for the six months ended June 30, 2014 and 2013 is as follows:

	For the Six Months Ended June 30,
	2014	2013
Stock Options	$1,296,000	$997,000
Restricted Stock	54,000	14,000
Employee Stock Purchase Plan ("ESPP")	181,000	185,000
Total pre-tax stock-based compensation expense charged against income (1)	$1,531,000	$1,196,000

(1)	Stock-based compensation expense is recorded in the selling, general and administrative caption in our consolidated statements of comprehensive income.

We have outstanding stock awards that were granted under the Pre-existing Plans to non-employee directors, officers and employees of the Company and other specified groups, depending on the Pre-existing Plan. As of June 30, 2014, 4,963,000 shares of common stock were reserved for issuance under our 2012 Plan, including 2,280,000 shares available for future grant. The stock price will not be less than the fair market value of the common stock on the date the award is granted. No stock award will have a term in excess of ten years. Since 2008, all awards granted become vested and exercisable ratably over a five year period on each yearly anniversary date of the option grant.

A summary of our stock option activity under the 2012 Plan as of December 31, 2013 and changes during the six months ended June 30, 2014 is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price
December 31, 2013	2,483,000	$16.05
Granted	535,000	28.02
Cancelled	(65,000)	21.47
Exercised	(270,000)	14.35
June 30, 2014	2,683,000	$18.48

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2014 and 2013 was $8.24 and $6.81 per common share, respectively.

During the six months ended June 30, 2014, the Company granted 14,000 shares of restricted stock with a weighted average grant date fair value of $28.02 per share. During the six months ended June 30, 2013, the Company granted 6,000 shares of restricted stock with a weighted average grant date fair value of $23.50 per share.

A summary of our non-vested stock-based compensation as of December 31, 2013 and changes during the six months ended June 30, 2014 is as follows:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
December 31, 2013	1,561,000	$4.78
Granted	535,000	8.24
Vested	(511,000)	4.38
Forfeited	(64,000)	5.98
June 30, 2014	1,521,000	$6.27

The following table summarizes other information about our outstanding stock options at June 30, 2014.

Stock Options
Range of exercise prices	$6.07 - $28.02
Outstanding:
Weighted average remaining contractual life (years)	6.7
Aggregate intrinsic value	$29,418,000
Exercisable:
Number of shares	1,161,000
Weighted average remaining contractual life (years)	4.8
Aggregate intrinsic value	$18,569,000
Exercised:
Aggregate intrinsic value	$3,769,000

Fair Value Estimates

The fair value of stock awards granted in 2014 and 2013 was estimated on the date of grant using the Black-Scholes option valuation model based on the following assumptions:

	June 30, 2014	June 30, 2013
Risk-free interest rate	1.9%	1.5%
Weighted average expected life in years	5.9 years	6.0 years
Expected volatility	36.9%	38.9%
Dividend yield	2.4%	2.8%

Other Information

Other information pertaining to activity of our stock awards during the six months ended June 30, 2014 and 2013 were as follows:

	June 30, 2014	June 30, 2013
Total grant-date fair value of stock awards granted	$4,268,000	$3,412,000
Total fair value of stock awards vested during period	$2,051,000	$1,897,000
Total unrecognized compensation expense related to non-vested stock awards	$7,847,000	$5,982,000

At June 30, 2014, the unrecognized compensation cost related to stock awards granted but not yet vested, as reported above, was expected to be recognized through the fourth quarter of 2018 for the 2014 grants and the fourth quarter of 2017 for the 2013 grants.

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

Under the ESPP, we are authorized to issue up to 4,050,000 shares of our common stock to our employees. Pursuant to such authorization, we have 2,476,000 shares available for future grant at June 30, 2014.

The stock-based compensation expense associated with our ESPP was estimated on the date of grant using the Black-Scholes option valuation model based on the following assumptions:

	June 30, 2014	June 30, 2013
Risk-free interest rate	0.10%	0.24%
Weighted average expected life in years	1.0 year	1.0 year
Expected volatility	21.9%	27.6%
Dividend yield	2.4%	2.8%

Note 7— Dividends

During the six months ended June 30, 2014, we paid regular quarterly cash dividends approximating $24,263,000 as follows:

	Quarter Ended
	March 31, 2014	June 30, 2014
Cash dividend per common share	$0.17125	$0.17250
Total cash dividends paid	$12,077,000	$12,186,000
Record date	February 21, 2014	May 23, 2014
Payment date	March 28, 2014	June 27, 2014

Additionally, on July 8, 2014, our Board of Directors declared a regular quarterly cash dividend of $0.17375 per common share, which will be paid on September 26, 2014, to shareholders of record as of the close of business on August 22, 2014.

Cash dividends on our outstanding weighted average number of basic common shares for the three and six months ended June 30, 2014 and 2013 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Cash dividends per common share	$0.17	$0.17	$0.34	$0.33

Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

Note 8— Income Taxes

For the six months ended June 30, 2014, our effective tax rate was approximately 37%, an increase from the 28% effective tax rate for the comparable 2013 period. Such differences between the effective tax rates and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes and tax credits available to the Company. The increase in the effective tax rate is primarily due to the impact of tax credits realized in 2013 for 2012 and 2013 as compared to the current period. The Company receives credits related to the Work Opportunity Tax Credit (“WOTC”) program but this program initially expired at December 31, 2011. The WOTC was subsequently renewed, but not until January 2, 2013, as part of The American Taxpayer Relief Act of 2012. Since the WOTC was renewed during the three month period ended March 31, 2013, the total tax effect of additional expected credits for 2012 was included in this period. In addition, the WOTC again expired as of December 31, 2013 and has not yet been renewed. As such, the 2014 estimated annual effective tax rate is expected to be 37% compared to 29% for 2013. The 2014 estimated tax rate increased due to the expiration of certain tax credits that benefited us in 2013, including the recognition of tax credits for the 2012 tax year during the three month period ended March 31, 2013.

We account for income taxes using the asset and liability method, which results in recognizing income tax expense based on the amount of income taxes payable or refundable for the current year. Additionally, we evaluate regularly the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2010 through 2013 (with regard to U.S. federal income tax returns) and December 31, 2009 through 2013 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2014.

We may from time to time be assessed interest or penalties by taxing jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. When we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Note 9—Related Party Transactions

A director is a member of a law firm which was retained by us. In each of the six months ended June 30, 2014 and 2013, fees received from us by such firm did not exceed $120,000 in any period. Additionally, such fees did not exceed, in either period, 5% of such firm’s revenues.

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

	Housekeeping Services	Dietary Services	Corporate and Eliminations		Total
Three Months Ended June 30, 2014
Revenues	$211,357,000	$107,938,000	$—		$319,295,000
Income before income taxes	17,883,000	6,518,000	(2,358,000)	(1)	22,043,000
Three Months Ended June 30, 2013
Revenues	$183,754,000	$89,850,000	$—		$273,604,000
Income before income taxes	17,632,000	5,341,000	(3,115,000)	(1)	19,858,000

	Housekeeping Services	Dietary Services	Corporate and Eliminations		Total
Six Months Ended June 30, 2014
Revenues	$416,098,000	$215,362,000	$—		$631,460,000
Income before income taxes	36,635,000	13,298,000	(4,761,000)	(1)	45,172,000
Six Months Ended June 30, 2013
Revenues	$371,384,000	$176,124,000	$—		$547,508,000
Income before income taxes	36,438,000	10,465,000	(8,088,000)	(1)	38,815,000

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

Total Revenues from Clients

The following revenues earned from clients differ from segment revenues reported above due to the inclusion of adjustments used for segment reporting purposes by management. We earned total revenues from clients in the following service categories:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Housekeeping services	$148,606,000	$123,351,000	$289,546,000	$248,944,000
Laundry and linen services	62,255,000	59,404,000	125,525,000	120,302,000
Dietary services	107,938,000	89,850,000	215,362,000	176,124,000
Maintenance services and other	496,000	999,000	1,027,000	2,138,000
	$319,295,000	$273,604,000	$631,460,000	$547,508,000

Note 11— Earnings Per Common Share

Basic net earnings per share are computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted net earnings per share. The computations of basic net earnings per share and diluted net earnings per share are as follows:

	Three Months Ended June 30, 2014
	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net income	$13,921,000
Basic earnings per common share	$13,921,000	70,440,000	$0.20
Effect of dilutive securities:
Stock options and restricted stock		766,000	—
Diluted earnings per common share	$13,921,000	71,206,000	$0.20

	Three Months Ended June 30, 2013
	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net income	$12,933,000
Basic earnings per common share	$12,933,000	68,599,000	$0.19
Effect of dilutive securities:
Stock options and restricted stock		771,000	—
Diluted earnings per common share	$12,933,000	69,370,000	$0.19

	Six Months Ended June 30, 2014
	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net income	$28,560,000
Basic earnings per common share	$28,560,000	70,381,000	$0.41
Effect of dilutive securities:
Stock options and restricted stock		759,000	(0.01)
Diluted earnings per common share	$28,560,000	71,140,000	$0.40

	Six Months Ended June 30, 2013
	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net income	$27,887,000
Basic earnings per common share	$27,887,000	68,531,000	$0.41
Effect of dilutive securities:
Stock options and restricted stock		835,000	(0.01)
Diluted earnings per common share	$27,887,000	69,366,000	$0.40

Stock awards to purchase 578,000 and 785,000 shares of common stock having average exercise prices of $27.56 and $26.49 per common share, respectively, were outstanding during the three and six months ended June 30, 2014 but not included in the computation of diluted earnings per common share because the exercise prices of the options were greater than the average market price of the common shares, and therefore, would be antidilutive.

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

Note 12—Other Contingencies

We have a $125,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At June 30, 2014, there were no borrowings under the line of credit. However, at such date, we had outstanding a $51,520,000  irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $51,520,000 at June 30, 2014. The line of credit requires us to satisfy one financial covenant. We are in compliance with our financial covenant at June 30, 2014 and expect to continue to remain in compliance with such financial covenant. This line of credit has a five year term and expires on December 18, 2018.

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

Many states have significant budget deficits. State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their Medicaid programs. In addition, comprehensive health care legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “Act”) was signed into law in March 2010. The Act will significantly impact the governmental healthcare programs in which our clients participate, and reimbursements received thereunder from governmental or third-party payors. In July 2011, Centers for Medicare and Medicaid Services (“CMS”) issued a final rule that reduced Medicare payments to nursing centers by 11.1% and changed the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries. This rule was effective as of October 1, 2011. Furthermore, in the coming year, new proposals or additional changes in existing regulations could be made to the Act and/or CMS could propose additional reimbursement reductions which could directly impact the governmental reimbursement programs in which our clients participate. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying or foregoing those increases. A few states have indicated it is possible they will run out of cash to pay Medicaid providers, including nursing homes. In addition, certain states have rejected Federal Medicaid assistance under the Act and may continue to do so. Any negative changes in our clients’ reimbursements may negatively impact our results of operations. Although we are currently evaluating the Act’s effect on our client base, we may not know the full effect until such time as these laws are fully implemented and CMS and other agencies issue applicable regulations or guidance.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of June 30, 2014 and December 31, 2013 and the periods then ended and the notes accompanying those financial statements.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to over 3,000 facilities in 48 states as of June 30, 2014. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, our clients are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

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

We are organized into two reportable segments; housekeeping, laundry, linen and other services (“Housekeeping”), and dietary department services (“Dietary”). At June 30, 2014, Housekeeping is provided at essentially all of our 3,000 client facilities, generating approximately 66% or $416,098,000 of total revenues for the six months ended June 30, 2014. Dietary is provided to approximately 800 client facilities at June 30, 2014 and contributed approximately 34% or $215,362,000 of total revenues for the six months ended June 30, 2014.

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

As of June 30, 2014, we operate three wholly-owned subsidiaries, Huntingdon Holdings, Inc. (“Huntingdon”), HCSG Staff Leasing Solutions, LLC (“Staff Leasing”) and HCSG Insurance Corp. Huntingdon invests our cash and cash equivalents and manages our portfolio of available-for-sale marketable securities. Staff Leasing offers professional employer organization (“PEO”) services to potential clients in the health care industry. As of June 30, 2014, we have PEO service contracts in several states. During the six months ended June 30, 2014 and 2013, operating results from our PEO service contracts were not material and were included in our Housekeeping segment. Formed in 2014, HCSG Insurance Corp. is a captive insurance company domiciled in the State of New Jersey and provides the Company with certain insurance-related services.

On July 12, 2013, the Company acquired substantially all of the operating assets of Platinum Health Services, LLC, a Delaware limited liability company and Platinum Health Services PEO, LLC, a Delaware limited liability company (collectively “Platinum”). Platinum was a privately-held provider of professional housekeeping, laundry and maintenance services to long-term and post-acute care facilities and operated solely within the United States. The acquisition has been included within the consolidated results of operations and financial condition from the date of the acquisition.

Consolidated Operations

The following table sets forth, for the periods indicated, the percentage which certain items bear to consolidated revenues:

	Relation to Consolidated Revenues		Relation to Consolidated Revenues
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	86.4%	85.7%	86.0%	85.8%
Selling, general and administrative	7.0%	7.1%	7.0%	7.3%
Investment and interest income	0.3%	0.1%	0.2%	0.2%
Income before income taxes	6.9%	7.3%	7.2%	7.1%
Income taxes	2.5%	2.5%	2.6%	2.0%
Net income	4.4%	4.8%	4.6%	5.1%

Housekeeping is our largest and core reportable segment, representing approximately 66% of consolidated revenues for the second quarter 2014. Dietary revenues represented approximately 34% of consolidated revenues for the second quarter 2014.

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

Three Months Ended June 30, 2014 and 2013

The following table sets forth the second quarter 2014 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis compared to second quarter 2013 amounts. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles.

	Reportable Segments — For the Three Months Ended June 30, 2014
				Housekeeping		Dietary
	Consolidated	% Change	Corporate & Eliminations	Amount	% Change	Amount	% Change
Revenues	$319,295,000	16.7%	$—	$211,357,000	15.0%	$107,938,000	20.1%
Cost of services provided	275,815,000	17.6	(19,079,000)	193,474,000	16.5	101,420,000	20.0
Selling, general and administrative	22,240,000	14.9	22,240,000	—	—	—	—
Investment and interest income	803,000	266.7	803,000	—	—	—	—
Income before income taxes	$22,043,000	11.0%	$(2,358,000)	$17,883,000	1.4%	$6,518,000	22.0%

	Reportable Segments — For the Three Months Ended June 30, 2013
	Consolidated	Corporate & Eliminations	Housekeeping	Dietary
Revenues	$273,604,000	$—	$183,754,000	$89,850,000
Cost of services provided	234,602,000	(16,029,000)	166,122,000	84,509,000
Selling, general and administrative	19,363,000	19,363,000	—	—
Investment and interest income	219,000	219,000	—	—
Income before income taxes	$19,858,000	$(3,115,000)	$17,632,000	$5,341,000

Revenues

Consolidated

Consolidated revenues increased 16.7% to $319,295,000 in the second quarter 2014 compared to $273,604,000 in the second quarter 2013 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping’s 15.0% net growth in reportable segment revenues resulted primarily from an increase in revenues attributable to service agreements entered into with new clients and the incremental revenue from the Platinum acquisition.

Dietary’s 20.1% net growth in reportable segment revenues is primarily a result of providing this service to a greater number of existing Housekeeping clients.

Costs of services provided

Consolidated

Consolidated costs of services increased 17.6% to $275,815,000 in the second quarter 2014 compared to $234,602,000 in the second quarter 2013. The increase in costs of services is a direct result of growth in our consolidated revenues. Certain significant components within our costs of services are subject to fluctuation with the changes in our business and client base. The increase in such components during 2014 compared to 2013 include labor and other labor related costs, housekeeping and dietary supplies, workers' compensation and general liability insurance and our bad debt provision. Historically, these significant components have accounted for approximately 97% of consolidated costs of services.

As a percentage of consolidated revenues, cost of services increased to 86.4% in the second quarter 2014 from 85.7% in the second quarter 2013. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance.

	For the Three Months Ended June 30,
Cost of Services Provided-Key Indicators as % of Consolidated Revenue	2014%	2013%	% Change
Bad debt provision	0.3	0.1	0.2
Workers’ compensation and general liability insurance	3.0	3.2	(0.2)

The bad debt provision increased primarily due to our assessment of the collectability of our receivables.

The workers’ compensation and general liability insurance expense decreased primarily due to more favorable claims' experience during the three months ended June 30, 2014 as compared to the corresponding period in 2013.

Reportable Segments

Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues for the second quarter 2014, increased to 91.5% from 90.4% in the second quarter 2013. Cost of services provided for Dietary, as a percentage of Dietary revenues for the second quarter 2014, decreased slightly to 94.0% from 94.1% in the second quarter 2013.

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues that we manage on a reportable segment basis in evaluating our financial performance:

	For the Three Months Ended June 30,
Cost of Services Provided-Key Indicators as % of Segment Revenue	2014%	2013%	% Change
Housekeeping labor and other labor costs	80.8	79.9	0.9
Housekeeping supplies	8.2	7.9	0.3
Dietary labor and other labor costs	50.2	52.0	(1.8)
Dietary supplies	40.9	38.9	2.0

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

Consolidated Selling, General and Administrative Expense

	For the Three Months Ended June 30,
	2014	2013	$ Change	% Change
Selling, general and administrative expense w/o deferred compensation change (a)	$21,592,000	$19,405,000	$2,187,000	11.3%
Deferred compensation fund gain	648,000	(42,000)	690,000	1,642.9%
Consolidated selling, general and administrative expense (b)	$22,240,000	$19,363,000	$2,877,000	14.9%

(a)	Selling, general and administrative expense excluding the change in the market value of the deferred compensation fund.

(b)	Consolidated selling, general and administrative expense reported for the period presented.

Although our growth in consolidated revenues was 16.7% for the second quarter 2014, selling, general and administrative expenses excluding the change in market value of the deferred compensation fund increased 11.3% or $2,187,000 compared to the second quarter 2013. Consequently, for the second quarter 2014, selling, general and administrative expenses (excluding the impact of deferred compensation fund), as a percentage of consolidated revenues, decreased to 6.8% compared to 7.1% for the second quarter 2013.

For the second quarter 2014, the portion of our consolidated selling, general and administrative expense attributable to deferred compensation increased $690,000 compared to the second quarter 2013. The increase in the deferred compensation is a result of higher market value fluctuations on the balance of investments held in our deferred compensation fund as noted below in Consolidated Investment and Interest Income. Consolidated selling, general and administrative expenses increased $2,877,000 or 14.9%.

Consolidated Investment and Interest Income

Investment and interest income, as a percentage of consolidated revenues, increased to 0.3% for the second quarter 2014 compared to 0.1% for the second quarter 2013. We recognized an increase in the market value of the investments held in our deferred compensation fund compared to a decrease in the market value in the prior year.

Income before Income Taxes

Consolidated

As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for the second quarter 2014 decreased to 6.9%, as a percentage of consolidated revenues, compared to 7.3% for the second quarter 2013.

Reportable Segments

Housekeeping’s increase in income before income taxes is primarily attributable to the key indicators discussed above, specifically the increase in reportable segment revenues, offset by the increases in housekeeping labor and labor related costs and housekeeping supplies as a percentage of revenue.

Dietary’s increase in income before income taxes is primarily attributable to the key indicators discussed above, specifically the increase in reportable segment revenues and decrease in labor and labor related costs as a percentage of revenue, partially offset by the increase in the cost of dietary supplies.

Consolidated Income Taxes

For the second quarter 2014, our effective tax rate was approximately 37%, an increase from the approximately 35% effective tax rate for the comparable 2013 period. Such differences between the effective tax rates and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes and tax credits available to the Company. The increase in the effective tax rate is primarily due to the unavailability of tax credits in 2014 compared to the increase in tax credits realized in 2013.

Consolidated Net Income

As a result of the matters discussed above, consolidated net income as a percentage of revenue for the second quarter 2014 decreased to 4.4% compared to 4.8% in the second quarter 2013.

Six Months Ended June 30, 2014 and 2013

The following table sets forth the six months ended June 30, 2014 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis compared to six months ended June 30, 2013 amounts. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles.

	Reportable Segments — For the Six Months Ended June 30, 2014
				Housekeeping		Dietary
	Consolidated	% Change	Corporate & Eliminations	Amount	% Change	Amount	% Change
Revenues	$631,460,000	15.3%	$—	$416,098,000	12.0%	$215,362,000	22.3%
Cost of services provided	543,186,000	15.6	(38,341,000)	379,463,000	13.3	202,064,000	22.0
Selling, general and administrative	44,286,000	10.3	44,286,000	—	—	—	—
Investment and interest income	1,184,000	(5.5)	1,184,000	—	—	—	—
Income before income taxes	$45,172,000	16.4%	$(4,761,000)	$36,635,000	0.5%	$13,298,000	27.1%

	Reportable Segments — For the Six Months Ended June 30, 2013
	Consolidated	Corporate & Eliminations	Housekeeping	Dietary
Revenues	$547,508,000	$—	$371,384,000	$176,124,000
Cost of services provided	469,793,000	(30,812,000)	334,946,000	165,659,000
Selling, general and administrative	40,153,000	40,153,000	—	—
Investment and interest income	1,253,000	1,253,000	—	—
Income before income taxes	$38,815,000	$(8,088,000)	$36,438,000	$10,465,000

Revenues

Consolidated

Consolidated revenues increased 15.3% to $631,460,000 in the six months ended June 30, 2014 compared to $547,508,000 in the corresponding period in 2013 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping’s 12.0% net growth in reportable segment revenues resulted primarily from an increase in revenues attributable to service agreements entered into with new clients and the incremental revenue from the Platinum acquisition.

Dietary’s 22.3% net growth in reportable segment revenues is primarily a result of providing this service to a greater number of existing Housekeeping clients.

Costs of services provided

Consolidated

Consolidated costs of services increased 15.6% to $543,186,000 in the six months ended June 30, 2014 compared to $469,793,000 in the corresponding period in 2013. The increase in costs of services is a direct result of growth in our consolidated revenues. Certain significant components within our costs of services are subject to fluctuation with the changes in our business and client base. The increase in such components during 2014 compared to 2013 include labor and other labor related costs, housekeeping and dietary supplies, workers' compensation and general liability insurance and our bad debt provision. Historically, these significant components have accounted for approximately 97% of consolidated costs of services.

As a percentage of consolidated revenues, cost of services increased to 86.0% in the six months ended June 30, 2014 from 85.8% in the corresponding period in 2013. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance.

	For the Six Months Ended June 30,
Cost of Services Provided-Key Indicators as % of Consolidated Revenue	2014%	2013%	% Change
Bad debt provision	0.2	0.1	0.1
Workers’ compensation and general liability insurance	3.0	3.2	(0.2)

The bad debt provision increased primarily due to our assessment of the collectability of our receivables.

The workers’ compensation and general liability insurance expense decreased primarily due to more favorable claims' experience during the six months ended June 30, 2014 as compared to the corresponding period in 2013.

Reportable Segments

Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues for the six months ended June 30, 2014, increased to 91.2% from 90.2% compared to the corresponding period in 2013. Cost of services provided for Dietary, as a percentage of Dietary revenues for the six months ended June 30, 2014, decreased slightly to 93.8% from 94.1% compared to the corresponding period in 2013.

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues that we manage on a reportable segment basis in evaluating our financial performance:

	For the Six Months Ended June 30,
Cost of Services Provided-Key Indicators as % of Segment Revenue	2014%	2013%	% Change
Housekeeping labor and other labor costs	80.5	79.6	0.9
Housekeeping supplies	8.1	8.0	0.1
Dietary labor and other labor costs	50.3	51.7	(1.4)
Dietary supplies	40.7	39.2	1.5

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

Consolidated Selling, General and Administrative Expense

	For the Six Months Ended June 30,
	2014	2013	$ Change	% Change
Selling, general and administrative expense w/o deferred compensation change (a)	$43,361,000	$39,297,000	$4,064,000	10.3%
Deferred compensation fund gain	925,000	856,000	69,000	8.1%
Consolidated selling, general and administrative expense (b)	$44,286,000	$40,153,000	$4,133,000	10.3%

(a)	Selling, general and administrative expense excluding the change in the market value of the deferred compensation fund.

(b)	Consolidated selling, general and administrative expense reported for the period presented.

Although our growth in consolidated revenues was 15.3% for the six months ended June 30, 2014, selling, general and administrative expenses excluding the change in market value of the deferred compensation fund increased 10.3% or $4,064,000 compared to the corresponding period in 2013. Consequently, for the six months ended June 30, 2014, selling, general and administrative expenses (excluding the impact of deferred compensation fund), as a percentage of consolidated revenues, decreased to 6.9% compared to 7.2% in the corresponding 2013 period.

For the six months ended June 30, 2014, the portion of our consolidated selling, general and administrative expense attributable to deferred compensation increased $69,000 compared to the corresponding period in 2013. The increase in the deferred compensation is a result of higher market value fluctuations on the balance of investments held in our deferred compensation fund as noted below in Consolidated Investment and Interest Income. Consolidated selling, general and administrative expenses increased $4,133,000 or 10.3%.

Consolidated Investment and Interest Income

Investment and interest income, as a percentage of consolidated revenues, remained constant at 0.2% for the six months ended June 30, 2014 compared to the corresponding 2013 period.

Income before Income Taxes

Consolidated

As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for the six months ended June 30, 2014 increased to 7.2%, as a percentage of consolidated revenues, compared to 7.1% for the corresponding 2013 period.

Reportable Segments

Housekeeping’s increase in income before income taxes is primarily attributable to the key indicators discussed above, specifically the increase in reportable segment revenues, offset by the increases in housekeeping labor and labor related costs and housekeeping supplies as a percentage of revenue.

Dietary’s increase in income before income taxes is primarily attributable to the key indicators discussed above, specifically the increase in reportable segment revenues and decrease in labor and labor related costs as a percentage of revenue, partially offset by the increase in the cost of dietary supplies.

Consolidated Income Taxes

For the six months ended June 30, 2014, our effective tax rate was approximately 37%, an increase from the approximately 28% effective tax rate for the comparable 2013 period. Such differences between the effective tax rates and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes and tax credits available to the Company. The increase in the effective tax rate is primarily due to the impact of tax credits realized in 2013 for 2012 and 2013 as compared to the current period. The Company receives credits related to the Work Opportunity Tax Credit (“WOTC”) program but this program initially expired at December 31, 2011. The WOTC was subsequently renewed, but not until January 2, 2013, as part of The American Taxpayer Relief Act of 2012. Since the WOTC was renewed during the three month period ended March 31, 2013, the total tax effect of additional expected credits for 2012 was included in this period.

Consolidated Net Income

As a result of the matters discussed above, consolidated net income as a percentage of revenue for the six months ended June 30, 2014 decreased to 4.6% compared to 5.1% in the corresponding 2013 period.

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

Summarized below for the six months ended June 30, 2014 and year ended December 31, 2013 are the aggregate account balances for the three Allowance criteria noted above, net write-offs of client accounts, bad debt provision and allowance for doubtful accounts.

Period Ended	Aggregate Account Balances of Clients in Bankruptcy or in/or Pending Collection/Litigation	Net Write-offs of Client Accounts	Bad Debt Provision	Allowance for Doubtful Accounts
June 30, 2014	$9,852,000	$675,000	$1,550,000	$4,794,000
December 31, 2013	$6,047,000	$2,041,000	$1,990,000	$3,919,000

At June 30, 2014, we identified accounts totaling $9,852,000 that require an Allowance based on potential impairment or loss of value. An Allowance totaling $4,794,000 was provided for these accounts at such date. Actual collections of these accounts could differ from that which we currently estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance would decrease net income by approximately $155,000.

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

Accrued Insurance Claims

We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance, which comprise approximately 19% of our liabilities at June 30, 2014. Under our insurance plans for general liability and workers' compensation, predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost. Our accounting for this plan is affected by various uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We address these uncertainties by regularly evaluating our claims’ pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluations are based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/or industry trends result in an unfavorable change resulting from, among other factors, the severity levels of reported claims and medical cost inflation, as compared to historical claim trends, it would have an adverse effect on our results of operations and financial condition. Under these plans, predetermined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.

For workers’ compensation, we record a reserve based on the present value of estimated future cost of claims and related expenses that have been reported but not settled, including an estimate of claims incurred but not reported that are developed as a result of a review of our historical data and open claims. The present value of the payout is determined by applying an 8% discount factor against the estimated value of the claims over the estimated remaining pay-out period. Reducing the discount factor by 1% would reduce net income by approximately $54,000. Additionally, reducing the estimated payout period by six months would result in an approximate $127,000 reduction in net income.

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

Liquidity and Capital Resources

At June 30, 2014, we had cash and cash equivalents and marketable securities of $68,373,000 and working capital of $223,890,000 compared to December 31, 2013 cash, cash equivalents and marketable securities of $75,600,000 and working capital of $210,089,000. We view our cash and cash equivalents and marketable securities as our principal measure of liquidity. Our current ratio at June 30, 2014 increased to 3.3 to 1 from 3.1 to 1 at December 31, 2013. The increase in working capital resulted primarily from increases in our accounts and notes receivable, inventories and supplies, prepaid expenses and other, and decreases in our accrued payroll and payroll taxes and other accrued expenses primarily resulting from the timing of such payments at June 30, 2014 as compared with December 31, 2013. This increase was partially negatively impacted by the decrease in our cash and cash equivalents, marketable securities, deferred tax assets, and increases in our accounts payable, income taxes payable, deferred tax liabilities and accrued insurance claims. On an historical basis, our operations have generally produced consistent cash flow and have required limited capital resources. We believe our current and near term cash flow positions will enable us to fund our anticipated growth.

Operating Activities

The net cash provided by our operating activities was $14,827,000 for the six months ended June 30, 2014. The principal sources of net cash flows from operating activities for the six months ended June 30, 2014 was net income, adjusted for non-cash charges to operations for bad debt provisions, stock-based compensation, depreciation and amortization, deferred income taxes and unrealized gains and losses, which totaled $35,994,000. Additionally, operating activities' cash flows decreased by $28,441,000 as a result of the increases in accounts and notes receivable, inventories and supplies, prepaid expenses and other assets, deferred compensation funding and the decreases in accounts payable and other accrued expenses and accrued payroll and payroll taxes. These operating cash outflows were partially offset by the cash inflows of $7,274,000 related to the increases in accrued insurance claims, deferred compensation liability and income taxes payable.

Investing Activities

The net cash used in our investing activities for the six months ended June 30, 2014 was $2,197,000. The principal uses of net cash flows from investing activities was $178,000 of net sales of marketable securities and $2,738,000 for the purchase of housekeeping equipment, computer software and equipment, and laundry equipment installations. See “Capital Expenditures” below.

Financing Activities

During the six months ended June 30, 2014, we paid regular quarterly cash dividends approximating $24,263,000 as follows:

	Quarter Ended
	March 31, 2014	June 30, 2014
Cash dividend per common share	$0.17125	$0.17250
Total cash dividends paid	$12,077,000	$12,186,000
Record date	February 21, 2014	May 23, 2014
Payment date	March 28, 2014	June 27, 2014

Additionally, on July 8, 2014, our Board of Directors declared a regular quarterly cash dividend of $0.17375 per common share, which will be paid on September 26, 2014, to shareholders of record as of the close of business on August 22, 2014.

The dividends paid to shareholders during the six months ended June 30, 2014 were funded by the existing cash, cash equivalents and marketable securities held by the Company. At June 30, 2014 and December 31, 2013, we had $68,373,000 and $75,600,000, respectively, in cash, cash equivalents and marketable securities. Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

During the six months ended June 30, 2014, we received proceeds of $3,834,000 from the exercise of stock options by employees and directors. Additionally, as a result of deductions derived from the stock option exercises, we recognized an income tax benefit of $885,000.

Line of Credit

We have a $125,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At June 30, 2014, there were no borrowings under the line of credit. However, at such date, we had outstanding a $51,520,000 irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $51,520,000 at June 30, 2014.

The line of credit requires us to satisfy one financial covenant. Such covenant and its respective status at June 30, 2014 was as follows:

Covenant Description and Requirement	Status at June 30, 2014
Funded debt(1) to EBITDA(2) ratio: less than 3.00 to 1.00	0.64

(1)	All indebtedness for borrowed money, including but not limited to capitalized lease obligations, reimbursement obligations in respect of letters of credit and guaranties of any such indebtedness.

(2)	On a trailing four quarters basis, net income plus interest expense plus income tax expense plus depreciation plus amortization.

As noted above, we complied with our financial covenant at June 30, 2014 and expect to continue to remain in compliance with such financial covenant. This line of credit has a five year term and expires on December 18, 2018.

Accounts and Notes Receivable

We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Congress has enacted a number of laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally dependent on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At June 30, 2014 and December 31, 2013, we had $18,863,000 and $16,116,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

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

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $1,550,000 and $650,000 for the six months ended June 30, 2014 and 2013, respectively. As a percentage of total revenues, these provisions represent approximately 0.2% and 0.1% for such respective periods. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

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

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment purchases, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2014, we estimate that for the remainder of 2014 we will have capital expenditures of approximately $2,500,000 to $4,000,000 in connection with housekeeping equipment purchases and laundry and linen equipment installations in our clients’ facilities, as well as expenditures relating to internal data processing hardware and software requirements. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would, if necessary, seek to obtain necessary working capital from such sources as long-term debt or equity financing.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

At June 30, 2014, we had $68,373,000 in cash, cash equivalents and marketable securities. In accordance with U.S. GAAP, the fair value of all of our cash equivalents and marketable securities is determined based on "Level 1" or “Level 2” inputs, which consist of quoted prices whose value is based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Based on their evaluation as of June 30, 2014, pursuant to Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act 13a-15(e) are effective.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by our management, including our Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended June 30, 2014, were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications

Certifications of the Principal Executive Officer and Principal Financial and Accounting Officer regarding, among other items, disclosure controls and procedures are included as exhibits to this Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 12, 2013, the Company acquired substantially all of the operating assets of Platinum Health Services, LLC, a Delaware limited liability company and Platinum Health Services PEO, LLC, a Delaware limited liability company (collectively “Platinum”). The total purchase consideration was $50,766,000, which consisted of a cash payment of $5,000,000, the issuance of 1,215,000 shares of the Company's common stock with a fair value of $30,062,000 and contingent consideration with a fair value of $15,704,000 as of June 30, 2014. Upon the achievement of certain financial and retention targets, the Platinum stockholders will be eligible for contingent consideration paid by the future issuance of the Company's common stock.

The first eligible milestone of contingent consideration will be paid during the third quarter 2014 in the amount of 300,000 shares of the Company's common stock. Various milestones through 2016 will be eligible to receive a maximum amount of 705,000 shares of the Company's common stock. These shares are fixed in nature and based on a closing price of $24.81 per share. The issuances of these securities will be completed in accordance with the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

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

HEALTHCARE SERVICES GROUP, INC.

Date:	July 24, 2014	/s/ Daniel P. McCartney
Daniel P. McCartney
Chief Executive Officer
(Principal Executive Officer)

Date:	July 24, 2014	/s/ John C. Shea
John C. Shea
Chief Financial Officer
(Principal Financial and Accounting Officer)