Form 10-Q
period 2015-03-31
HEALTHCARE SERVICES GROUP INC
filed 2015-04-23
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Common Stock, $.01 par value: 71,485,000 shares outstanding as of April 20, 2015.

Healthcare Services Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2015

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report and documents incorporated by reference into this report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; having several significant clients who each individually contributed at least 3% with one as high as 8% of our total consolidated revenues for the three months ended March 31, 2015; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor related matters such as minimum wage increases; continued receipt of tax benefits arising from our corporate reorganization and self-funded insurance program transition; risks associated with the reorganization of our corporate structure; and the risk factors described in Part I, Item I. of our Form 10-K for the fiscal year ended December 31, 2014 under “Government Regulation of Clients,” “Competition” and “Service Agreements and Collections,” and under Item IA. “Risk Factors."

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

PART I — FINANCIAL INFORMATION.
Item 1. Financial Statements (Unaudited).
Healthcare Services Group, Inc.
Consolidated Balance Sheets

	(Unaudited)
	March 31, 2015	December 31, 2014
ASSETS:
Current assets:
Cash and cash equivalents	$58,292,000	$75,280,000
Marketable securities, at fair value	11,855,000	11,799,000
Accounts and notes receivable, less allowance for doubtful accounts of $4,352,000 as of March 31, 2015 and $6,136,000 as of December 31, 2014	211,412,000	198,128,000
Inventories and supplies	35,418,000	35,462,000
Deferred income taxes	2,246,000	3,455,000
Prepaid income taxes	—	912,000
Prepaid expenses and other	11,028,000	9,792,000
Total current assets	330,251,000	334,828,000
Property and equipment:
Laundry and linen equipment installations	2,727,000	2,578,000
Housekeeping and office equipment and furniture	34,539,000	33,546,000
Autos and trucks	209,000	232,000
	37,475,000	36,356,000
Less accumulated depreciation	24,411,000	23,584,000
	13,064,000	12,772,000
Goodwill	44,438,000	44,438,000
Other intangible assets, less accumulated amortization of $17,042,000 as of March 31, 2015 and $16,232,000 as of December 31, 2014	19,539,000	20,349,000
Notes receivable — long term portion, net of reserve	2,716,000	5,179,000
Deferred compensation funding, at fair value	24,291,000	24,742,000
Deferred income taxes — long term portion	27,914,000	27,233,000
Other noncurrent assets	38,000	38,000
Total Assets	$462,251,000	$469,579,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$42,644,000	$43,554,000
Accrued payroll, accrued and withheld payroll taxes	25,370,000	47,696,000
Other accrued expenses	7,253,000	8,961,000
Income taxes payable	6,179,000	—
Accrued insurance claims	18,523,000	17,748,000
Total current liabilities	99,969,000	117,959,000
Accrued insurance claims — long term portion	52,718,000	50,514,000
Deferred compensation liability	24,492,000	25,276,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 73,218,000 shares issued and outstanding as of March 31, 2015 and 72,878,000 shares as of December 31, 2014	732,000	729,000
Additional paid-in capital	192,068,000	186,022,000
Retained earnings	103,098,000	100,237,000
Accumulated other comprehensive income, net of taxes	28,000	25,000
Common stock in treasury, at cost, 1,759,000 shares as of March 31, 2015 and 1,821,000 shares as of December 31, 2014	(10,854,000)	(11,183,000)
Total stockholders’ equity	285,072,000	275,830,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$462,251,000	$469,579,000
See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Revenues	$355,246,000	$312,165,000
Operating costs and expenses:
Costs of services provided	303,936,000	267,371,000
Selling, general and administrative	26,763,000	22,046,000
Other income:
Investment and interest	507,000	381,000
Income before income taxes	25,054,000	23,129,000
Income tax provision	9,538,000	8,490,000
Net income	$15,516,000	$14,639,000

Per share data:
Basic earnings per common share	$0.22	$0.21
Diluted earnings per common share	$0.22	$0.21

Weighted average number of common shares outstanding:
Basic	71,469,000	70,321,000
Diluted	72,159,000	71,072,000

Comprehensive income:
Net income	$15,516,000	$14,639,000
Other comprehensive income:
Unrealized gain on available for sale marketable securities, net of taxes	3,000	1,000
Total comprehensive income	$15,519,000	$14,640,000

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$15,516,000	$14,639,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,911,000	1,757,000
Bad debt provision	925,000	750,000
Deferred income tax benefits	525,000	3,075,000
Stock-based compensation expense	884,000	762,000
Amortization of premium on marketable securities	93,000	88,000
Unrealized gains on deferred compensation fund investments	(365,000)	(264,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	(11,746,000)	(6,855,000)
Prepaid income taxes	912,000	(1,007,000)
Inventories and supplies	44,000	(309,000)
Prepaid expenses and other assets	(1,235,000)	(2,106,000)
Deferred compensation funding	451,000	(798,000)
Accounts payable and other accrued expenses	(2,351,000)	(469,000)
Accrued payroll, accrued and withheld payroll taxes	(21,002,000)	9,679,000
Accrued insurance claims	2,979,000	26,000
Deferred compensation liability	76,000	1,230,000
Income taxes payable	6,179,000	(1,878,000)
Net cash (used in) provided by operating activities	(6,204,000)	18,320,000

Cash flows from investing activities:
Disposals of fixed assets	41,000	60,000
Additions to property and equipment	(1,436,000)	(1,513,000)
Purchases of marketable securities	(989,000)	(1,228,000)
Sales of marketable securities	846,000	939,000
Net cash used in investing activities	(1,538,000)	(1,742,000)

Cash flows from financing activities:
Dividends paid	(12,655,000)	(12,077,000)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	26,000	—
Tax benefit from equity compensation plans	499,000	477,000
Proceeds from the exercise of stock options	2,884,000	2,559,000
Net cash used in financing activities	(9,246,000)	(9,041,000)

Net change in cash and cash equivalents	(16,988,000)	7,537,000
Cash and cash equivalents at beginning of the period	75,280,000	64,155,000
Cash and cash equivalents at end of the period	$58,292,000	$71,692,000

Supplementary Cash Flow Information:
Cash paid for interest	$22,000	$13,000
Cash paid for income taxes, net of refunds	$1,424,000	$7,821,000
Issuance of Common Stock in 2015 and 2014, respectively, pursuant to Employee Stock Purchase Plan	$1,701,000	$1,851,000

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statement of Stockholders’ Equity
(Unaudited)

	For the Three Months Ended March 31, 2015
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2014	72,878,000	$729,000	$186,022,000	$25,000	$100,237,000	$(11,183,000)	$275,830,000
Comprehensive income:
Net income for the period					15,516,000		15,516,000
Unrealized gain on available for sale marketable securities, net of taxes				3,000			3,000
Comprehensive income							15,519,000
Exercise of stock options, net of shares tendered for payment	164,000	1,000	2,883,000				2,884,000
Tax benefit from equity compensation plans			499,000				499,000
Share-based compensation expense — stock options and restricted stock			777,000				777,000
Treasury shares issued for Deferred Compensation Plan funding and redemptions			443,000			48,000	491,000
Shares issued pursuant to Employee Stock Purchase Plan			1,363,000			338,000	1,701,000
Cash dividends					(12,655,000)		(12,655,000)
Shares issued pursuant to Dividend Reinvestment Plan			83,000			(57,000)	26,000
Shares issued pursuant to prior year acquisition	176,000	2,000	(2,000)				—
Balance — March 31, 2015	73,218,000	$732,000	$192,068,000	$28,000	$103,098,000	$(10,854,000)	$285,072,000

See accompanying notes.

Healthcare Services Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1— Description of Business and Significant Accounting Policies

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows. However, in our opinion, all adjustments which are of a normal recurring nature and necessary for a fair presentation have been reflected in these consolidated financial statements. The balance sheet shown in this report as of December 31, 2014 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 2014. The financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any future period.

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

As a distributor of laundry equipment, we occasionally sell laundry installations to certain clients. The sales in most cases represent the construction and installation of a turn-key operation and are for payment terms ranging from 24 to 60 months. During the three months ended March 31, 2015 and 2014, laundry installation sales were not material.

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

Self-Funded Captive Insurance Programs

Effective in the second half of 2015, the Company expects to transition its workers compensation and certain employee health & welfare insurance programs to HCSG Insurance Corp. ("HCSG Insurance"), its wholly owned captive insurance subsidiary. HCSG Insurance currently provides general liability coverage to the Company. HCSG Insurance was formed in January 2014 to provide the Company with greater flexibility and cost efficiency in meeting its property & casualty and health & welfare needs.

Concentrations of Credit Risk

Financial instruments, as defined by U.S. GAAP, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, marketable securities, deferred compensation funding and accounts and notes receivable. We define our marketable securities as fixed income investments which are highly liquid investments that can be readily purchased or sold using established markets. At March 31, 2015 and December 31, 2014, substantially all of our cash and cash equivalents, and marketable securities were held in one large financial institution located in the United States.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2015-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). This ASU will require an entity's management, for each annual and interim reporting period, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. The definition of substantial doubt within this ASU incorporates a likelihood threshold of "probable" similar to the use of that term under current guidance for Topic 450, Contingencies. Certain disclosures will be required if conditions give rise to substantial doubt. This ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted. The Company does not expect the guidance in this ASU to have a material impact on the consolidated financial statements and related disclosures.

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, Revenue from Contracts with Customer (Topic 606). This ASU establishes core principles that should assist an entity in recognizing revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in this ASU supersedes the current revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification. This ASU is effective for fiscal years and interim periods beginning on or after December 15, 2016, with early adoption prohibited. The Company is currently assessing the impact the guidance in this ASU will have, if any, on our consolidated results of operations, cash flows, or financial position.

Note 2—Acquisition

On July 12, 2013, the Company acquired substantially all of the operating assets of Platinum Health Services, LLC, a Delaware limited liability company and Platinum Health Services PEO, LLC, a Delaware limited liability company (collectively “Platinum”). The total purchase consideration was $50,766,000, which consisted of a cash payment of $5,000,000, the issuance of 1,215,000 shares of the Company's common stock with a fair value of $30,062,000 and contingent consideration with a fair value of $15,704,000. The purchase price allocation was completed in the second quarter of 2014.

Upon the achievement of certain financial and retention targets, the Platinum stockholders are eligible for contingent consideration paid by the future issuance of 1,005,000 shares of the Company's common stock. As of March 31, 2015, 652,000 shares of contingent consideration have been earned and distributed to the Platinum stockholders. The remaining 353,000 shares may be issued to the Platinum stockholders upon the achievement of certain financial targets. The Company's obligation to pay contingent consideration has been appropriately classified as equity within the financial statements.

Note 3—Changes in Accumulated Other Comprehensive Income by Component

U.S. GAAP establishes standards for presenting information about significant items reclassified out of accumulated other comprehensive income by component. As of March 31, 2015 and December 31, 2014, respectively, we generated other comprehensive income from one component, which relates to the unrealized gains and losses from our available for sale marketable securities during a given reporting period.

The following table provides a summary of changes in accumulated other comprehensive income for the three months ended March 31, 2015:

Unrealized Gains and Losses on Available for Sale Securities (1)
Accumulated other comprehensive income — December 31, 2014	$25,000
Other comprehensive income before reclassifications	1,000
Amounts reclassified from accumulated other comprehensive income (2)(3)	2,000
Net current period change in other comprehensive income	3,000
Accumulated other comprehensive income — March 31, 2015	$28,000

(1)	All amounts are net of tax.

(2)	Realized gains and losses are recorded pre-tax in the other income - investment and interest caption on our consolidated statements of comprehensive income.

(3)	For the three months ended March 31, 2015, the Company recorded $3,000 of realized gains from the sale of available for sale securities. Refer to Note 5 herein for further information.

Note 4—Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired of businesses and is not amortized. Goodwill is evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the reporting unit to its carrying value.

Goodwill by reportable operating segment, as described in Note 10 herein, was approximately $42,377,000 and $2,061,000 for Housekeeping and Dietary as of March 31, 2015 and December 31, 2014, respectively.

The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 7 and 10 years).

The following table sets forth the amounts of our identifiable intangible assets subject to amortization, which were acquired in acquisitions.

	March 31, 2015	December 31, 2014
Customer relationships	$35,781,000	$35,781,000
Non-compete agreements	800,000	800,000
Total other intangibles, gross	36,581,000	36,581,000
Less accumulated amortization	17,042,000	16,232,000
Other intangibles, net	$19,539,000	$20,349,000

The customer relationships and non-compete agreements have a weighted-average amortization period of eight years. As of March 31, 2015, the Company's non-compete agreements have been fully amortized.

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remainder of 2015, the following five fiscal years and thereafter:

Period/Year	Total Amortization Expense
April 1 to December 31, 2015	$2,432,000
2016	3,241,000
2017	2,970,000
2018	2,328,000
2019	2,130,000
2020	2,130,000
Thereafter	4,308,000

Amortization expense for the three months ended March 31, 2015 and 2014 was $810,000 and $828,000, respectively.

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

The following tables provide fair value measurement information for our marketable securities and deferred compensation fund investment assets as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable securities
Municipal bonds — available for sale	$11,855,000	$11,855,000	$—	$11,855,000	$—

Deferred compensation fund
Money Market	$3,462,000	$3,462,000	$—	$3,462,000	$—
Balanced and Lifestyle	8,921,000	8,921,000	8,921,000	—	—
Large Cap Growth	5,068,000	5,068,000	5,068,000	—	—
Small Cap Value	2,323,000	2,323,000	2,323,000	—	—
Fixed Income	2,129,000	2,129,000	2,129,000	—	—
International	1,161,000	1,161,000	1,161,000	—	—
Mid Cap Growth	1,227,000	1,227,000	1,227,000	—	—
Deferred compensation fund	$24,291,000	$24,291,000	$20,829,000	$3,462,000	$—

	As of December 31, 2014
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable securities
Municipal bonds — available for sale	$11,799,000	$11,799,000	$—	$11,799,000	$—

Deferred compensation fund
Money Market	$4,278,000	$4,278,000	$—	$4,278,000	$—
Balanced and Lifestyle	8,885,000	8,885,000	8,885,000	—	—
Large Cap Growth	4,856,000	4,856,000	4,856,000	—	—
Small Cap Value	2,392,000	2,392,000	2,392,000	—	—
Fixed Income	2,081,000	2,081,000	2,081,000	—	—
International	1,097,000	1,097,000	1,097,000	—	—
Mid Cap Growth	1,153,000	1,153,000	1,153,000	—	—
Deferred compensation fund	$24,742,000	$24,742,000	$20,464,000	$4,278,000	$—

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

Unrealized gains and losses from marketable securities are recorded in the other comprehensive income caption in our consolidated statements of comprehensive income. For the three months ended March 31, 2015 and 2014, we recorded unrealized gains from marketable securities of $3,000 and $1,000, respectively.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-than-temporary Impairments
March 31, 2015
Type of security:
Municipal bonds — available for sale	11,808,000	49,000	(2,000)	11,855,000	—
Total debt securities	$11,808,000	$49,000	$(2,000)	$11,855,000	$—

December 31, 2014
Type of security:
Municipal bonds — available for sale	11,758,000	48,000	(7,000)	11,799,000	—
Total debt securities	$11,758,000	$48,000	$(7,000)	$11,799,000	$—

For the three months ended March 31, 2015 and 2014, we received total proceeds, less the amount of interest received, of $758,000 and $871,000, respectively, from sales of available for sale municipal bonds. These sales resulted in realized gains of $3,000 and $1,000, respectively, and are recorded in other income – investment and interest caption on our consolidated statements of comprehensive income for the three months ended March 31, 2015 and 2014. The basis for the sale of these securities was a specific identification of each bond sold during this period.

The following tables include contractual maturities of debt securities held at March 31, 2015 and December 31, 2014, which are classified as marketable securities in the consolidated Balance Sheet.

	Municipal Bonds — Available for Sale
Contractual maturity:	March 31, 2015	December 31, 2014
Maturing in one year or less	$3,585,000	$4,343,000
Maturing after one year through three years	4,557,000	4,041,000
Maturing after three years	3,713,000	3,415,000
Total debt securities	$11,855,000	$11,799,000

Note 6— Share-Based Compensation

2012 Equity Incentive Plan

The Company's 2012 Equity Incentive Plan (the "2012 Plan") provides that current or prospective officers, employees, non-employee directors and advisors can receive share-based awards such as stock options, restricted stock and other stock awards. The 2012 Plan seeks to promote the highest level of performance by providing an economic interest in the long-term success of the Company. As of the adoption of the 2012 Plan, no further grants were permitted under any previously existing stock plans (the "Pre-existing Plans"). Additionally, all remaining shares available for future grants under the Pre-existing Plans became available for issuance under the 2012 Plan.

The Nominating, Compensation and Stock Option Committee of the Board of Directors is responsible for determining the individuals who will be granted stock awards, the number of stock awards each individual will receive, the price per share (in accordance with the terms of our 2012 Plan), and the exercise period of each stock award.

A summary of stock-based compensation expense for the three months ended March 31, 2015 and 2014 is as follows:

	For the Three Months Ended March 31,
	2015	2014
Stock Options	$719,000	$646,000
Restricted Stock	58,000	26,000
Employee Stock Purchase Plan ("ESPP")	107,000	90,000
Total pre-tax stock-based compensation expense charged against income (1)	$884,000	$762,000

(1)	Stock-based compensation expense is recorded in the selling, general and administrative caption in our consolidated statements of comprehensive income.

We have outstanding stock awards that were granted under the Pre-existing Plans to non-employee directors, officers and employees of the Company and other specified groups, depending on the Pre-existing Plan. As of March 31, 2015, 4,488,000 shares of common stock were reserved for issuance under our 2012 Plan, including 1,748,000 shares available for future grant. The stock price will not be less than the fair market value of the common stock on the date the award is granted. No stock award will have a term in excess of ten years. Since 2008, all awards granted under the Pre-existing Plans and the 2012 Plan become vested and exercisable ratably over a five year period on each yearly anniversary date of the option grant.

A summary of our stock option activity under the 2012 Plan as of December 31, 2014 and changes during the three months ended March 31, 2015 is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price
December 31, 2014	2,362,000	$19.45
Granted	561,000	30.30
Cancelled	(22,000)	26.26
Exercised	(161,000)	18.21
March 31, 2015	2,740,000	$21.69

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2015 and 2014 was $6.64 and $8.24 per common share, respectively.

During the three months ended March 31, 2015, the Company granted 25,000 shares of restricted stock with a weighted average grant date fair value of $30.30 per share. During the three months ended March 31, 2014, the Company granted 14,000 shares of restricted stock with a weighted average grant date fair value of $28.02 per share.

A summary of our non-vested stock-based compensation as of December 31, 2014 and changes during the three months ended March 31, 2015 is as follows:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
December 31, 2014	1,465,000	$6.17
Granted	561,000	6.64
Vested	(488,000)	5.17
Forfeited	(22,000)	6.51
March 31, 2015	1,516,000	$6.66

The following table summarizes other information about our outstanding stock options at March 31, 2015.

Stock Options
Range of exercise prices	$10.39 - $30.30
Outstanding:
Weighted average remaining contractual life (years)	7.1
Aggregate intrinsic value	$28,607,000
Exercisable:
Number of shares	1,224,000
Weighted average remaining contractual life (years)	5.4
Aggregate intrinsic value	$19,264,000
Exercised:
Aggregate intrinsic value	$2,205,000

Fair Value Estimates

The fair value of stock awards granted in 2015 and 2014 was estimated on the date of grant using the Black-Scholes option valuation model based on the following assumptions:

	March 31, 2015	March 31, 2014
Risk-free interest rate	1.9%	1.9%
Weighted average expected life in years	5.8 years	5.9 years
Expected volatility	27.2%	36.9%
Dividend yield	2.2%	2.4%

Other Information

Other information pertaining to activity of our stock awards during the three months ended March 31, 2015 and 2014 were as follows:

	March 31, 2015	March 31, 2014
Total grant-date fair value of stock awards granted	$4,027,000	$4,268,000
Total fair value of stock awards vested during period	$2,719,000	$2,051,000
Total unrecognized compensation expense related to non-vested stock awards	$9,363,000	$8,523,000

At March 31, 2015, the unrecognized compensation cost related to stock awards granted but not yet vested, as reported above, was expected to be recognized through the fourth quarter of 2019 for the 2015 grants and the fourth quarter of 2018 for the 2014 grants.

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

Under the ESPP, we are authorized to issue up to 4,050,000 shares of our common stock to our employees. Pursuant to such authorization, we have 2,421,000 shares available for future grant at March 31, 2015.

The stock-based compensation expense associated with our ESPP was estimated on the date of grant using the Black-Scholes option valuation model based on the following assumptions:

	March 31, 2015	March 31, 2014
Risk-free interest rate	0.18%	0.10%
Weighted average expected life in years	1.0 year	1.0 year
Expected volatility	19.2%	21.9%
Dividend yield	2.2%	2.4%

Note 7— Dividends

On March 27, 2015, we paid to shareholders of record on February 20, 2015, a regular cash dividend of $0.17625 per common share or $12,655,000 in the aggregate.

Additionally, on April 14, 2015, our Board of Directors declared a regular quarterly cash dividend of $0.17750 per common share, which will be paid on June 26, 2015, to shareholders of record as of the close of business on May 22, 2015.

Cash dividends on our outstanding weighted average number of basic common shares for the three months ended March 31, 2015 and 2014 were approximately as follows:

	For the Three Months Ended March 31,
	2015	2014
Cash dividends per common share	$0.18	$0.17

Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

Note 8— Income Taxes

For the three months ended March 31, 2015, our effective tax rate was approximately 38%, an increase from the 37% effective tax rate for the comparable 2014 period. Such differences between the effective tax rates and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes and tax credits available to the Company. The increase in the effective tax rate is primarily due to the impact of tax credits realized in 2014 as compared to the current period. As such, the 2015 estimated annual effective tax rate is expected to be approximately 38% compared to 31% for 2014. This amount could vary depending on the availability of tax credits.

We account for income taxes using the asset and liability method, which results in recognizing income tax expense based on the amount of income taxes payable or refundable for the current year. Additionally, we evaluate regularly the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2011 through 2014 (with regard to U.S. federal income tax returns) and December 31, 2010 through 2014 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2015.

We may from time to time be assessed interest or penalties by taxing jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. When we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Note 9—Related Party Transactions

A director is a member of a law firm which was retained by us. In each of the three months ended March 31, 2015 and 2014, fees received from us by such firm did not exceed $120,000 in any period. Additionally, such fees did not exceed, in either period, 5% of such firm’s or the Company's revenues.

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

	Housekeeping Services	Dietary Services	Corporate and Eliminations		Total
Three Months Ended March 31, 2015
Revenues	$226,581,000	$128,665,000	$—		$355,246,000
Income before income taxes	20,617,000	8,905,000	(4,468,000)	(1)	25,054,000
Three Months Ended March 31, 2014
Revenues	$204,741,000	$107,424,000	$—		$312,165,000
Income before income taxes	18,752,000	6,780,000	(2,403,000)	(1)	23,129,000

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

Total Revenues from Clients

The following revenues earned from clients differ from segment revenues reported above due to the inclusion of adjustments used for segment reporting purposes by management. We earned total revenues from clients in the following service categories:

	For the Three Months Ended March 31,
	2015	2014
Housekeeping services	$156,587,000	$140,940,000
Laundry and linen services	69,488,000	63,270,000
Dietary services	128,665,000	107,424,000
Maintenance services and other	506,000	531,000
	$355,246,000	$312,165,000

Note 11— Earnings Per Common Share

Basic net earnings per share are computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted net earnings per share. The computations of basic net earnings per share and diluted net earnings per share are as follows:

	Three Months Ended March 31, 2015
	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net income	$15,516,000
Basic earnings per common share	$15,516,000	71,469,000	$0.22
Effect of dilutive securities:
Stock options and restricted stock		690,000	—
Diluted earnings per common share	$15,516,000	72,159,000	$0.22

	Three Months Ended March 31, 2014
	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net income	$14,639,000
Basic earnings per common share	$14,639,000	70,321,000	$0.21
Effect of dilutive securities:
Stock options and restricted stock		751,000	—
Diluted earnings per common share	$14,639,000	71,072,000	$0.21

Stock awards to purchase 1,014,000 shares of common stock having average exercise price of $29.22 per common share were outstanding during the three months ended March 31, 2015 but not included in the computation of diluted earnings per common share because the exercise prices of the options were greater than the average market price of the common shares, and therefore, would be antidilutive.

Stock awards to purchase 993,000 shares of common stock having an average exercise price of $25.87 per common share were outstanding during the three months ended March 31, 2014 but not included in the computation of diluted earnings per common share because the exercise prices of the options were greater than the average market price of the common shares, and therefore, would be antidilutive.

Note 12—Other Contingencies

We have a $125,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At March 31, 2015, there were no borrowings under the line of credit. However, at such date, we had outstanding a $71,415,000 (increased to $73,696,000 on April 1, 2015) irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $71,415,000 at March 31, 2015. The line of credit requires us to satisfy one financial covenant. We are in compliance with our financial covenant at March 31, 2015 and expect to continue to remain in compliance with such financial covenant. This line of credit has a five year term and expires on December 18, 2018.

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

Many states have significant budget deficits. State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their Medicaid programs. In addition, comprehensive health care legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “Act”) was signed into law in March 2010. The Act will continue to significantly impact the governmental healthcare programs in which our clients participate, and reimbursements received thereunder from governmental or third-party payors. Effective October 1, 2011, a rule enacted by the Centers for Medicare and Medicaid Services (“CMS”) reduced Medicare payments to nursing centers by 11.1% and changed the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries. Furthermore, during the remainder of 2015 and in coming years, new proposals or additional changes in existing regulations could be made to the Act and/or CMS could propose additional reimbursement reductions which could directly impact the governmental reimbursement programs in which our clients participate. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying or foregoing those increases. A few states have indicated it is possible they will run out of cash to pay Medicaid providers, including nursing homes. In addition, certain states have rejected Federal Medicaid assistance under the Act and may continue to do so. Any negative changes in our clients’ reimbursements may negatively impact our results of operations. Although we continually evaluate the Act’s effect on our client base, we may not know the full effect until such time as these laws are fully implemented and CMS and other agencies issue applicable regulations or guidance.

In January 2013, the U.S. Congress enacted the American Taxpayer Relief Act of 2012, which delayed automatic spending cuts, including reduced Medicare payments to plans and providers up to 2%. These discretionary spending caps were originally enacted under provisions in the Budget Control Act of 2011, an initiative to reduce the federal deficit through the year 2021, also known as “sequestration.” The sequestration went into effect starting March 2013. In December 2013, the U.S. Congress enacted the Bipartisan Budget Act of 2013, which reduces the impact of the sequestration for two years, beginning in fiscal year 2014 and extended the reduction in Medicare payments to plans and providers for two years through the year 2023.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of March 31, 2015 and December 31, 2014 and the periods then ended and the notes accompanying those financial statements.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to over 3,500 facilities in 48 states as of March 31, 2015. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, our clients are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

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

We are organized into two reportable segments; housekeeping, laundry, linen and other services (“Housekeeping”), and dietary department services (“Dietary”). At March 31, 2015, Housekeeping is provided at essentially all of our 3,500 client facilities, generating approximately 64% or $226,581,000 of total revenues for the three months ended March 31, 2015. Dietary is provided to over 900 client facilities at March 31, 2015 and contributed approximately 36% or $128,665,000 of total revenues for the three months ended March 31, 2015.

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

Effective in the second half of 2015, the Company expects to transition its workers compensation and certain employee health & welfare insurance programs to HCSG Insurance Corp. ("HCSG Insurance"), its wholly owned captive insurance subsidiary. HCSG Insurance currently provides general liability coverage to the Company. HCSG Insurance was formed in January 2014 to provide the Company with greater flexibility and cost efficiency in meeting its property & casualty and health & welfare needs.

Consolidated Operations

The following table sets forth, for the periods indicated, the percentage which certain items bear to consolidated revenues:

	Relation to Consolidated Revenues
	For the Three Months Ended March 31,
	2015	2014
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	85.6%	85.7%
Selling, general and administrative	7.5%	7.1%
Investment and interest income	0.1%	0.1%
Income before income taxes	7.0%	7.3%
Income taxes	2.7%	2.7%
Net income	4.3%	4.6%

Housekeeping is our largest and core reportable segment, representing approximately 64% of consolidated revenues for the first quarter 2015. Dietary revenues represented approximately 36% of consolidated revenues for the first quarter 2015.

Subject to the factors noted in the Cautionary Statement Regarding Forward Looking Statements included in this report, although there can be no assurance thereof, our financial performance for the remainder of 2015 may be comparable to historical ranges as they relate to consolidated revenues. Specifically, each of Housekeeping's and Dietary’s revenues, as a percentage of consolidated revenues, should remain approximately the same as their respective percentages noted above. Furthermore, we expect the sources of organic growth for the remainder of 2015 for the respective operating segments will be primarily the same as historically experienced. Accordingly, although there can be no assurance thereof, the growth in Dietary is expected to come from our current Housekeeping client base, while growth in Housekeeping will primarily come from obtaining new clients.

Three Months Ended March 31, 2015 and 2014

The following table sets forth the first quarter 2015 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis compared to first quarter 2014 amounts. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles.

	Reportable Segments — For the Three Months Ended March 31, 2015
				Housekeeping		Dietary
	Consolidated	% Change	Corporate & Eliminations	Amount	% Change	Amount	% Change
Revenues	$355,246,000	13.8%	$—	$226,581,000	10.7%	$128,665,000	19.8%
Cost of services provided	303,936,000	13.7	(21,788,000)	205,964,000	10.7	119,760,000	19.0
Selling, general and administrative	26,763,000	21.4	26,763,000	—	—	—	—
Investment and interest income	507,000	33.1	507,000	—	—	—	—
Income (loss) before income taxes	$25,054,000	8.3%	$(4,468,000)	$20,617,000	9.9%	$8,905,000	31.3%

	Reportable Segments — For the Three Months Ended March 31, 2014
	Consolidated	Corporate & Eliminations	Housekeeping	Dietary
Revenues	$312,165,000	$—	$204,741,000	$107,424,000
Cost of services provided	267,371,000	(19,262,000)	185,989,000	100,644,000
Selling, general and administrative	22,046,000	22,046,000	—	—
Investment and interest income	381,000	381,000	—	—
Income (loss) before income taxes	$23,129,000	$(2,403,000)	$18,752,000	$6,780,000

Revenues

Consolidated

Consolidated revenues increased 13.8% to $355,246,000 in the first quarter 2015 compared to $312,165,000 in the first quarter 2014 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping’s 10.7% net growth in reportable segment revenues resulted primarily from an increase in revenues attributable to service agreements entered into with new clients.

Dietary’s 19.8% net growth in reportable segment revenues is primarily a result of providing this service to a greater number of existing Housekeeping clients.

Costs of services provided

Consolidated

Consolidated costs of services increased 13.7% to $303,936,000 in the first quarter 2015 compared to $267,371,000 in the first quarter 2014. The increase in costs of services is a direct result of growth in our consolidated revenues. Certain significant components within our costs of services are subject to fluctuation with the changes in our business and client base. The increase in such components during 2015 compared to 2014 includes labor and other labor related costs, housekeeping and dietary supplies, workers' compensation and general liability insurance and our bad debt provision. Historically, these significant components have accounted for approximately 97% to 98% of consolidated costs of services.

As a percentage of consolidated revenues, cost of services decreased to 85.6% in the first quarter 2015 from 85.7% in the first quarter 2014. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance.

	For the Three Months Ended March 31,
Cost of Services Provided-Key Indicators as % of Consolidated Revenue	2015%	2014%	% Change
Bad debt provision	0.3	0.2	0.1
Workers’ compensation and general liability insurance	3.3	3.1	0.2

The bad debt provision increased primarily due to our assessment of the collectability of our receivables.

The workers' compensation and general liability insurance expense increased primarily due to less favorable claims' experience during the three months ended March 31, 2015 compared to the comparable 2014 period.

Reportable Segments

Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues for the first quarter 2015, slightly increased to 90.9% from 90.8% in the first quarter 2014. Cost of services provided for Dietary, as a percentage of Dietary revenues for the first quarter 2015, decreased to 93.1% from 93.7% in the first quarter 2014.

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues that we manage on a reportable segment basis in evaluating our financial performance:

	For the Three Months Ended March 31,
Cost of Services Provided-Key Indicators as % of Segment Revenue	2015%	2014%	% Change
Housekeeping labor and other labor costs	78.9	80.3	(1.4)
Housekeeping supplies	8.5	8.0	0.5
Dietary labor and other labor costs	51.8	50.4	1.4
Dietary supplies	38.0	40.6	(2.6)

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

Dietary labor and other labor costs, as a percentage of Dietary revenues, increased due to inefficiencies recognized in managing these costs at the facility level. The decrease in Dietary supplies, as a percentage of Dietary revenues, is a result of the efficient management of these costs and more favorable vendor pricing programs obtained through further consolidation of dietary supply vendors. Additionally, we experienced an increase in the number of clients that spent less on food and supplies compared to the majority of our Dietary revenues. This shift within our Dietary segment impacted the trends on the key indicators as a percentage of Dietary revenues.

Consolidated Selling, General and Administrative Expense

	For the Three Months Ended March 31,
	2015	2014	$ Change	% Change
Selling, general and administrative expense w/o deferred compensation change (a)	$26,395,000	$21,769,000	$4,626,000	21.3%
Deferred compensation fund gain	368,000	277,000	91,000	32.9%
Consolidated selling, general and administrative expense (b)	$26,763,000	$22,046,000	$4,717,000	21.4%

(a)	Selling, general and administrative expense excluding the change in the market value of the deferred compensation fund.

(b)	Consolidated selling, general and administrative expense reported for the period presented.

Although our growth in consolidated revenues was 13.8% for the first quarter 2015, selling, general and administrative expenses excluding the change in market value of the deferred compensation fund increased 21.3% or $4,626,000 compared to the first quarter 2014. Consequently, for the first quarter 2015, selling, general and administrative expenses (excluding the impact of the deferred compensation fund), as a percentage of consolidated revenues, increased to 7.4% compared to 7.0% for the first quarter 2014, primarily due to an increase in our payroll and payroll related expenses and professional fees from increase in business.

For the first quarter 2015, the portion of our consolidated selling, general and administrative expense attributable to deferred compensation increased $91,000 compared to the first quarter 2014. The increase in deferred compensation is a result of favorable market value fluctuations on the balance of investments held in our deferred compensation fund as noted below in Consolidated Investment and Interest Income. Consolidated selling, general and administrative expenses increased $4,717,000 or 21.4%.

Consolidated Investment and Interest Income

Investment and interest income, as a percentage of consolidated revenues, remained constant at 0.1% for the first quarter 2015 compared to the first quarter 2014.

Income before Income Taxes

Consolidated

As a result of the factors discussed above related to revenues and expenses, consolidated income before income taxes for the first quarter 2015 decreased to 7.0%, as a percentage of consolidated revenues, compared to 7.3% for the first quarter 2014.

Reportable Segments

Housekeeping’s increase in income before income taxes is primarily attributable to the key indicators discussed above, specifically the increase in reportable segment revenues and decrease in labor and labor related costs as a percentage of revenue, partially offset by the increase in housekeeping supplies as a percentage of revenue.

Dietary’s increase in income before income taxes is primarily attributable to the key indicators discussed above, specifically the increase in reportable segment revenues and decrease in dietary supplies as a percentage of revenue, partially offset by the increase in labor and labor related costs as a percentage of revenue.

Consolidated Income Taxes

For the first quarter 2015, our effective tax rate was approximately 38%, an increase from the approximately 37% effective tax rate for the comparable 2014 period. Such differences between the effective tax rates and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes and tax credits available to the Company. The increase in the effective tax rate is primarily due to the impact of tax credits realized in 2014 as compared to the current period.

Consolidated Net Income

As a result of the factors discussed above, consolidated net income as a percentage of revenue for the first quarter 2015 decreased to 4.3% compared to 4.6% in the first quarter 2014.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting standards generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

We consider the policies discussed below to be critical to an understanding of our financial statements because their application places the most significant demands on our judgment. Therefore, it should be noted that financial reporting results rely on estimating the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies and estimates are described in the following paragraphs. For these estimates and the best estimates routinely require adjustment. Any such adjustments or revisions to estimates could result in material differences to previously reported amounts.

The policies discussed are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting standards generally accepted in the United States, with no need for our judgment in their application. There are also areas in which our judgment in selecting another available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2014, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States.

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

Summarized below for the three months ended March 31, 2015 and year ended December 31, 2014 are the aggregate account balances for the three Allowance criteria noted above, net write-offs of client accounts, bad debt provision and allowance for doubtful accounts.

Period Ended	Aggregate Balances of Identified Client Accounts	Net Write-offs of Client Accounts	Bad Debt Provision	Allowance for Doubtful Accounts
March 31, 2015	$15,033,000	$2,709,000	$925,000	$4,352,000
December 31, 2014	$14,903,000	$2,253,000	$4,470,000	$6,136,000

At March 31, 2015, we identified accounts totaling $15,033,000 that require an Allowance based on potential impairment or loss of value. An Allowance totaling $4,352,000 was provided for these accounts at such date. Actual collections of these accounts could differ from that which we currently estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance would decrease net income by approximately $331,000.

Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends, as more fully discussed under Liquidity and Capital Resources below, and as further described in our Annual Report on Form 10-K for the year ended December 31, 2014 in Part I, Item 1A under “Risk Factors”, and Part I, Item 1 “Government Regulation of Clients” and “Service Agreements/Collections”, change in such a manner as to negatively impact the cash flows of our clients. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

Accrued Insurance Claims

We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance, which comprise approximately 40% of our liabilities at March 31, 2015. Under our insurance plans for general liability and workers' compensation, predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost. Our accounting for this plan is affected by various uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We address these uncertainties by regularly evaluating our claims’ pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluations are based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/or industry trends result in an unfavorable change resulting from, among other factors, the severity levels of reported claims and medical cost inflation, as compared to historical claim trends, it would have an adverse effect on our results of operations and financial condition. Under these plans, predetermined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.

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

Liquidity and Capital Resources

At March 31, 2015, we had cash and cash equivalents and marketable securities of $70,147,000 and working capital of $230,282,000 compared to December 31, 2014 cash, cash equivalents and marketable securities of $87,079,000 and working capital of $216,869,000. We view our cash and cash equivalents and marketable securities as our principal measure of liquidity. Our current ratio at March 31, 2015 increased to 3.3 to 1 from 2.8 to 1 at December 31, 2014. The increase in our working capital resulted primarily from the increases in our marketable securities, accounts and notes receivable and prepaid expenses and other and decreases in our accounts payable, accrued payroll and payroll taxes and other accrued expenses primarily resulting from the time of such payments at March 31, 2015 as compared with December 31, 2014. This increase was partially negatively impacted by the decreases in our cash and cash equivalents, inventories and supplies, deferred tax assets and prepaid income taxes and increases in our income taxes payable and accrued insurance claims. On an historical basis, our operations have generally produced consistent cash flow and have required limited capital resources. We believe our current and near term cash flow positions will enable us to fund our anticipated growth.

Operating Activities

The net cash used in our operating activities was $6,204,000 for the three months ended March 31, 2015. Our cash flows from operating activities were negatively impacted by outflows of $36,334,000 as a result of the increases in accounts and notes receivable and prepaid expenses and other assets and decreases in accounts payabale, other accrued expenses and accrued payroll and payroll taxes. These operating cash outflows were partially offset by our principal sources of net cash flows such as net income, adjusted for non-cash charges to operations for bad debt provisions, stock-based compensation, depreciation and amortization, deferred income taxes and unrealized gains and losses, which totaled $19,489,000. Additionally, operating activities' cash flows totaled $10,641,000 and related to the decreases in prepaid income taxes, inventories and supplies and deferred compensation funding and the increases in accrued insurance claims, deferred compensation liability and income taxes payable.

Investing Activities

The net cash used in our investing activities for the three months ended March 31, 2015 was $1,538,000. The principal uses of net cash flows from investing activities was $143,000 of net purchases of marketable securities and $1,436,000 for the purchase of housekeeping equipment, computer software and equipment, laundry equipment installations and office furniture. See “Capital Expenditures” below.

Financing Activities

On March 27, 2015, we paid to shareholders of record on February 20, 2015, a regular cash dividend of $0.17625 per common share or $12,655,000 in the aggregate.

Additionally, on April 14, 2015, our Board of Directors declared a regular quarterly cash dividend of $0.17750 per common share, which will be paid on June 26, 2015, to shareholders of record as of the close of business on May 22, 2015.

The dividends paid to shareholders during the three months ended March 31, 2015 were in excess of cash flows during the given period, and therefore, were funded by the existing cash, cash equivalents and marketable securities held by the Company. At March 31, 2015 and December 31, 2014, we had $70,147,000 and $87,079,000, respectively, in cash, cash equivalents and marketable securities. Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

During the three months ended March 31, 2015, we received proceeds of $2,884,000 from the exercise of stock options by employees and directors. Additionally, as a result of tax deductions derived from the stock option exercises, we recognized an income tax benefit of $499,000.

Line of Credit

We have a $125,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At March 31, 2015, there were no borrowings under the line of credit. However, at such date, we had outstanding a $71,415,000 (increased to $73,696,000 on April 1, 2015) irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $71,415,000 at March 31, 2015.

The line of credit requires us to satisfy one financial covenant. Such covenant and its respective status at March 31, 2015 was as follows:

Covenant Description and Requirement	Status at March 31, 2015
Funded debt(1) to EBITDA(2) ratio: less than 3.00 to 1.00	1.10

(1)	All indebtedness for borrowed money, including but not limited to capitalized lease obligations, reimbursement obligations in respect of letters of credit and guaranties of any such indebtedness.

(2)	Net income plus interest expense plus income tax expense plus depreciation plus amortization plus extraordinary non-recurring losses/gains.

As noted above, we complied with our financial covenant at March 31, 2015 and expect to continue to remain in compliance with such financial covenant. This line of credit has a five year term and expires on December 18, 2018.

Accounts and Notes Receivable

We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Congress has enacted a number of laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally dependent on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At March 31, 2015 and December 31, 2014, we had $17,215,000 and $16,945,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

Many states have significant budget deficits. State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their Medicaid programs. In addition, comprehensive health care legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “Act”) was signed into law in March 2010. The Act will continue to significantly impact the governmental healthcare programs in which our clients participate, and reimbursements received thereunder from governmental or third-party payors. Effective October 1, 2011, a rule enacted by the Centers for Medicare and Medicaid Services (“CMS”) reduced Medicare payments to nursing centers by 11.1% and changed the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries. Furthermore, during the remainder of 2015 and in coming years, new proposals or additional changes in existing regulations could be made to the Act and/or CMS could propose additional reimbursement reductions which could directly impact the governmental reimbursement programs in which our clients participate. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying or foregoing those increases. A few states have indicated it is possible they will run out of cash to pay Medicaid providers, including nursing homes. In addition, certain states have rejected Federal Medicaid assistance under the Act and may continue to do so. Any negative changes in our clients’ reimbursements may negatively impact our results of operations. Although we continually evaluate the Act’s effect on our client base, we may not know the full effect until such time as these laws are fully implemented and CMS and other agencies issue applicable regulations or guidance.

In January 2013, the U.S. Congress enacted the American Taxpayer Relief Act of 2012, which delayed automatic spending cuts of $1.2 trillion, including reduced Medicare payments to plans and providers up to 2%. These discretionary spending caps were originally enacted under provisions in the Budget Control Act of 2011, an initiative to reduce the federal deficit through the year 2021, also known as “sequestration.” The sequestration went into effect starting March 2013. In December 2013, the U.S. Congress enacted the Bipartisan Budget Act of 2013, which reduces the impact of the sequestration for two years, beginning in fiscal year 2014 and extended the reduction in Medicare payments to plans and providers for two years through the year 2023.

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $925,000 and $750,000 for the three months ended March 31, 2015 and 2014, respectively. As a percentage of total revenues, these provisions represent approximately 0.3% and 0.2% for such respective periods. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

Insurance Programs

We self-insure or carry a high deductible, and therefore retain a substantial portion of the risk associated with the expected losses under our general liability and workers compensation programs. Under our insurance plans for general liability and workers’ compensation, predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost. Our accounting for this plan is affected by various uncertainties, such as historical claims, pay-out experience, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by a third party actuary. Evaluations of our accrued insurance claims estimate as of the balance sheet date are based primarily on current information derived from our actuarial valuations which assist in quantifying and valuing these trends. In the event that our claims experience and/or industry trends result in an unfavorable change resulting from, among other factors, the severity levels of reported claims and medical cost inflation, as compared to historical claim trends, it would have an adverse effect on our results of operations and financial condition. Under these plans, predetermined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.

For workers’ compensation and general liability, we record a reserve for the estimated future cost of claims and related expenses that have been reported but not settled, including an estimate of claims incurred but not reported that are developed as a result of a review of our historical data and open claims, which is based on estimates provided by a third party actuary.

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment purchases, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2015, we estimate that for the remainder of 2015 we will have capital expenditures of approximately $4,500,000 to $6,000,000 in connection with housekeeping equipment purchases and laundry and linen equipment installations in our clients’ facilities, as well as expenditures relating to internal data processing hardware and software requirements, computer equipment and office equipment. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would, if necessary, seek to obtain necessary working capital from such sources as long-term debt or equity financing.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

At March 31, 2015, we had $70,147,000 in cash, cash equivalents and marketable securities. In accordance with U.S. GAAP, the fair value of all of our cash equivalents and marketable securities is determined based on "Level 1" or “Level 2” inputs, which consist of quoted prices whose value is based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Based on their evaluation as of March 31, 2015, pursuant to Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act 13a-15(e) are effective.

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by our management, including our Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended March 31, 2015, were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There has been no material change in the risk factors set forth in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 19, 2015, the Company issued 176,000 shares of contingent consideration to the selling stockholders of Platinum Health Services, LLC. The issuance of such shares were completed in accordance with the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On January 5, 2015, certain executive officers and directors were granted stock options to purchase 97,000 shares, in the aggregate, at an exercise price equal to the then current fair market value of $30.30 per share. Additionally, certain executive officers were also granted 22,000 shares of restricted stock with a weighted average grant date fair value of $30.30.

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
101
The following financial information from the Company's Form 10-Q for the quarterly period ended March 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Stockholders' Equity, and (v) Notes to Consolidated Financial Statements

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE SERVICES GROUP, INC.

Date:	April 23, 2015	/s/ Daniel P. McCartney
Daniel P. McCartney
Chief Executive Officer
(Principal Executive Officer)

Date:	April 23, 2015	/s/ John C. Shea
John C. Shea
Chief Financial Officer
(Principal Financial and Accounting Officer)