Form 10-Q
period 2015-09-30
HEALTHCARE SERVICES GROUP INC
filed 2015-10-23
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Common Stock, $.01 par value: 71,967,000 shares outstanding as of October 21, 2015.

Healthcare Services Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2015

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report and documents incorporated by reference into this report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; having several significant clients who each individually contributed at least 3% with one as high as 8% of our total consolidated revenues for the three and nine months ended September 30, 2015; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor related matters such as minimum wage increases; continued receipt of tax benefits arising from our corporate reorganization and self-funded insurance program transition; risks associated with the reorganization of our corporate structure; and the risk factors and other information described in Part I, Item I. of our Form 10-K for the fiscal year ended December 31, 2014 under “Government Regulation of Clients,” “Competition” and “Service Agreements and Collections,” and under Item IA. “Risk Factors."

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

PART I — FINANCIAL INFORMATION.
Item 1. Financial Statements (Unaudited).
Healthcare Services Group, Inc.
Consolidated Balance Sheets

	(Unaudited)
	September 30, 2015	December 31, 2014
ASSETS:
Current assets:
Cash and cash equivalents	$44,369,000	$75,280,000
Marketable securities, at fair value	59,199,000	11,799,000
Accounts and notes receivable, less allowance for doubtful accounts of $5,316,000 as of September 30, 2015 and $6,136,000 as of December 31, 2014	209,626,000	198,128,000
Inventories and supplies	35,887,000	35,462,000
Deferred income taxes	—	3,455,000
Prepaid income taxes	1,086,000	912,000
Prepaid expenses and other	11,809,000	9,792,000
Total current assets	361,976,000	334,828,000
Property and equipment, net	13,251,000	12,772,000
Goodwill	44,438,000	44,438,000
Other intangible assets, less accumulated amortization of $18,663,000 as of September 30, 2015 and $16,232,000 as of December 31, 2014	17,918,000	20,349,000
Notes receivable — long term portion	2,626,000	5,179,000
Deferred compensation funding, at fair value	23,905,000	24,742,000
Deferred income taxes — long term portion	10,642,000	27,233,000
Other noncurrent assets	42,000	38,000
TOTAL ASSETS	$474,798,000	$469,579,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$37,982,000	$43,554,000
Accrued payroll, accrued and withheld payroll taxes	28,183,000	47,696,000
Other accrued expenses	6,742,000	8,961,000
Deferred income taxes	821,000	—
Accrued insurance claims	19,115,000	17,748,000
Total current liabilities	92,843,000	117,959,000
Accrued insurance claims — long term portion	60,531,000	50,514,000
Deferred compensation liability	24,306,000	25,276,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 73,692,000 shares issued and outstanding as of September 30, 2015 and 72,878,000 shares as of December 31, 2014	737,000	729,000
Additional paid-in capital	196,333,000	186,022,000
Retained earnings	110,789,000	100,237,000
Accumulated other comprehensive income, net of taxes	206,000	25,000
Common stock in treasury, at cost, 1,758,000 shares as of September 30, 2015 and 1,821,000 shares as of December 31, 2014	(10,947,000)	(11,183,000)
Total stockholders’ equity	297,118,000	275,830,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$474,798,000	$469,579,000

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$360,165,000	$320,099,000	$1,070,767,000	$951,559,000
Operating costs and expenses:
Costs of services provided	308,645,000	315,757,000	916,798,000	858,943,000
Selling, general and administrative	23,445,000	39,375,000	75,332,000	83,661,000
Other income (expense):
Investment and interest	(1,334,000)	(50,000)	(585,000)	1,134,000
Income (loss) before income taxes	26,741,000	(35,083,000)	78,052,000	10,089,000
Income tax provision (benefit)	9,655,000	(12,901,000)	29,162,000	3,711,000
Net income (loss)	$17,086,000	$(22,182,000)	$48,890,000	$6,378,000

Per share data:
Basic earnings (loss) per common share	$0.24	$(0.31)	$0.68	$0.09
Diluted earnings (loss) per common share	$0.24	$(0.31)	$0.68	$0.09

Weighted average number of common shares outstanding:
Basic	72,009,000	70,671,000	71,714,000	70,479,000
Diluted	72,691,000	70,671,000	72,381,000	71,213,000

Comprehensive income:
Net income (loss)	$17,086,000	$(22,182,000)	$48,890,000	$6,378,000
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale marketable securities, net of taxes	198,000	(4,000)	181,000	3,000
Total comprehensive income (loss)	$17,284,000	$(22,186,000)	$49,071,000	$6,381,000

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$48,890,000	$6,378,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,678,000	5,306,000
Bad debt provision	2,225,000	3,720,000
Deferred income tax (benefits)	20,767,000	(11,920,000)
Stock-based compensation expense	2,567,000	2,277,000
Amortization of premium on marketable securities	314,000	263,000
Unrealized loss (gain) on deferred compensation fund investments	939,000	(694,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	(11,170,000)	(12,178,000)
Inventories and supplies	(425,000)	(361,000)
Prepaid expenses and other assets	(2,020,000)	(3,082,000)
Deferred compensation funding	836,000	(2,004,000)
Accounts payable and other accrued expenses	(7,703,000)	14,591,000
Accrued payroll, accrued and withheld payroll taxes	(18,189,000)	(11,480,000)
Accrued insurance claims	11,384,000	30,902,000
Deferred compensation liability	(1,415,000)	3,155,000
Income taxes payable	(173,000)	(1,222,000)
Net cash provided by operating activities	52,505,000	23,651,000

Cash flows from investing activities:
Disposals of fixed assets	248,000	393,000
Additions to property and equipment	(3,975,000)	(3,656,000)
Purchases of marketable securities	(52,219,000)	(3,633,000)
Sales of marketable securities	4,786,000	2,945,000
Net cash used in investing activities	(51,160,000)	(3,951,000)

Cash flows from financing activities:
Dividends paid	(38,338,000)	(36,598,000)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	83,000	55,000
Tax benefit from equity compensation plans	1,062,000	1,042,000
Proceeds from the exercise of stock options	4,937,000	4,522,000
Net cash used in financing activities	(32,256,000)	(30,979,000)

Net change in cash and cash equivalents	(30,911,000)	(11,279,000)
Cash and cash equivalents at beginning of the period	75,280,000	64,155,000
Cash and cash equivalents at end of the period	$44,369,000	$52,876,000

Supplementary Cash Flow Information:
Cash paid for interest	$137,000	$122,000
Cash paid for income taxes, net of refunds	$7,508,000	$15,810,000
Issuance of Common Stock in 2015 and 2014, respectively, pursuant to Employee Stock Purchase Plan	$1,701,000	$1,851,000

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statement of Stockholders’ Equity
(Unaudited)

	For the Nine Months Ended September 30, 2015
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2014	72,878,000	$729,000	$186,022,000	$25,000	$100,237,000	$(11,183,000)	$275,830,000
Comprehensive income:
Net income for the period					48,890,000		48,890,000
Unrealized gain on available for sale marketable securities, net of taxes				181,000			181,000
Comprehensive income							49,071,000
Exercise of stock options, net of shares tendered for payment	285,000	3,000	4,934,000				4,937,000
Tax benefit from equity compensation plans			1,062,000				1,062,000
Share-based compensation expense — stock options and restricted stock			2,280,000				2,280,000
Treasury shares issued for Deferred Compensation Plan funding and redemptions			422,000			70,000	492,000
Shares issued pursuant to Employee Stock Purchase Plan			1,363,000			338,000	1,701,000
Cash dividends					(38,338,000)		(38,338,000)
Shares issued pursuant to Dividend Reinvestment Plan			255,000			(172,000)	83,000
Shares issued pursuant to prior year acquisition	529,000	5,000	(5,000)				—
Balance — September 30, 2015	73,692,000	$737,000	$196,333,000	$206,000	$110,789,000	$(10,947,000)	$297,118,000

See accompanying notes.

Healthcare Services Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1— Description of Business and Significant Accounting Policies

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP") for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows. However, in our opinion, all adjustments which are of a normal recurring nature and necessary for a fair presentation have been reflected in these consolidated financial statements. The balance sheet shown in this report as of December 31, 2014 has been derived from, and does not include, all the disclosures contained in the financial statements for the year ended December 31, 2014. The financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any future period.

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

As a distributor of laundry equipment, we occasionally sell laundry installations to certain clients. The sales in most cases represent the construction and installation of a turn-key operation and are for payment terms ranging from 24 to 60 months. During the three and nine months ended September 30, 2015 and 2014, laundry installation sales were not material.

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

Earnings (Loss) per Common Share

Basic earnings (loss) per common share are computed by dividing income (loss) available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings (loss) per common share reflect the weighted-average common shares outstanding and dilutive common shares, such as those issuable upon exercise of stock options.

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

Self-Funded Captive Insurance Programs

In July 2015, the Company transitioned its workers compensation and certain employee health & welfare insurance programs to HCSG Insurance Corp. ("HCSG Insurance"), its wholly owned captive insurance subsidiary. HCSG Insurance previously provided general liability coverage to the Company. HCSG Insurance was formed in January 2014 to provide the Company with greater efficiency in managing its property & casualty and health & welfare programs.

Concentrations of Credit Risk

Financial instruments, as defined by U.S. GAAP, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, marketable securities, deferred compensation funding and accounts and notes receivable. We define our marketable securities as fixed income investments which are highly liquid investments that can be readily purchased or sold using established markets. At September 30, 2015 and December 31, 2014, substantially all of our cash and cash equivalents, and marketable securities were held in one large financial institution located in the United States.

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

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2015-16, Business Combinations (Topic 805). The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Additionally, this ASU requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this ASU eliminates the requirement to retrospectively account for those adjustments. This ASU is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.The Company does not expect the guidance in this ASU to have a material impact on our consolidated financial statements and related disclosures.

In August 2015, the Financial Accounting Standards Board issued ASU 2015-14, Revenue from Contracts with Customer (Topic 606): Deferral of the Effective Date. This ASU defers the effective date of ASU 2014-09, Revenue from Contracts with Customer (Topic 606) for all entities by one year. As a result, all entities will be required to apply the provisions of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing the adoption date and impact the guidance in this ASU will have, if any, on our consolidated results of operations, cash flows, or financial position.

In June 2015, the Financial Accounting Standards Board issued ASU 2015-10, Technical Corrections and Improvements. The amendments in this ASU represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. This ASU is effective for fiscal years and interim periods beginning on or after December 15, 2015, with early adoption permitted. The Company does not expect the guidance in this ASU to have a material impact on our consolidated financial statements and related disclosures.

In August 2014, the Financial Accounting Standards Board issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40). This ASU will require an entity's management, for each annual and interim reporting period, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. The definition of substantial doubt within this ASU incorporates a likelihood threshold of "probable" similar to the use of that term under current guidance for Topic 450, Contingencies. Certain disclosures will be required if conditions give rise to substantial doubt. This ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted. The Company does not expect the guidance in this ASU to have a material impact on our consolidated financial statements and related disclosures.

Note 2—Acquisition

On July 12, 2013, the Company acquired substantially all of the operating assets of Platinum Health Services, LLC, a Delaware limited liability company and Platinum Health Services PEO, LLC, a Delaware limited liability company (collectively “Platinum”). The total purchase consideration was $50,766,000, which consisted of a cash payment of $5,000,000, the issuance of 1,215,000 shares of the Company's common stock with a fair value of $30,062,000 and contingent consideration with a fair value of $15,704,000 as described below. The purchase price allocation was completed in the second quarter of 2014.

Upon the achievement of certain financial and retention targets, the Platinum stockholders were eligible for contingent consideration paid by the future issuance of 1,005,000 shares of the Company's common stock. As of September 30, 2015, all shares of contingent consideration were earned and distributed to the Platinum stockholders. The Company's obligation to pay contingent consideration has been appropriately classified as equity within the financial statements.

Note 3—Changes in Accumulated Other Comprehensive Income by Component

U.S. GAAP establishes standards for presenting information about significant items reclassified out of accumulated other comprehensive income by component. As of September 30, 2015 and December 31, 2014, respectively, we generated other comprehensive income from one component, which relates to the unrealized gains and losses from our available for sale marketable securities during a given reporting period.

The following table provides a summary of changes in accumulated other comprehensive income for the nine months ended September 30, 2015:

Unrealized Gains and Losses on Available for Sale Securities (1)
Accumulated other comprehensive income — December 31, 2014	$25,000
Other comprehensive income before reclassifications	184,000
Amounts reclassified from accumulated other comprehensive income (2)(3)	(3,000)
Net current period change in other comprehensive income	181,000
Accumulated other comprehensive income — September 30, 2015	$206,000

(1)	All amounts are net of tax.

(2)	Realized gains and losses are recorded pre-tax in the other income - investment and interest caption on our consolidated statements of comprehensive income.

(3)	For the nine months ended September 30, 2015, the Company recorded $5,000 of realized gains from the sale of available for sale securities. Refer to Note 6 herein for further information.

Note 4—Property and Equipment

Property and equipment is recorded at cost. Depreciation is recorded over the estimated useful life of each class of depreciable assets, and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

The following table sets forth the amounts of property and equipment by each class of depreciable assets as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Laundry and linen equipment installations	$1,088,000	$2,578,000
Housekeeping and office equipment and furniture	28,918,000	33,546,000
Autos and trucks	138,000	232,000
Total property and equipment, at cost	30,144,000	36,356,000
Less accumulated depreciation	16,893,000	23,584,000
Total property and equipment, net	$13,251,000	$12,772,000

Depreciation expense for the three months ended September 30, 2015 and 2014 was $1,036,000 and $898,000, respectively. Depreciation expense for the nine months ended September 30, 2015 and 2014 was $3,247,000 and $2,794,000, respectively.

Note 5—Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired of businesses and is not amortized. Goodwill is evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the reporting unit to its carrying value.

Goodwill by reportable operating segment, as described in Note 11 herein, was approximately $42,377,000 and $2,061,000 for Housekeeping and Dietary, respectively, as of September 30, 2015 and December 31, 2014.

The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 7 and 10 years).

The following table sets forth the amounts of our identifiable intangible assets subject to amortization, which were acquired in acquisitions.

	September 30, 2015	December 31, 2014
Customer relationships	$35,781,000	$35,781,000
Non-compete agreements	800,000	800,000
Total other intangibles, gross	36,581,000	36,581,000
Less accumulated amortization	18,663,000	16,232,000
Other intangibles, net	$17,918,000	$20,349,000

The customer relationships and non-compete agreements have a weighted-average amortization period of eight years. As of September 30, 2015, the Company's non-compete agreements have been fully amortized.

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remainder of 2015, the following five fiscal years and thereafter:

Period/Year	Total Amortization Expense
October 1 to December 31, 2015	$811,000
2016	2,698,000
2017	2,427,000
2018	2,328,000
2019	2,130,000
2020	2,130,000
Thereafter	5,394,000

Amortization expense for the three months ended September 30, 2015 and 2014 was $811,000 and $827,000, respectively. Amortization expense for the nine months ended September 30, 2015 and 2014 was $2,431,000 and $2,512,000, respectively.

Note 6—Fair Value Measurements

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

The following tables provide fair value measurement information for our marketable securities and deferred compensation fund investment assets as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable securities
Municipal bonds — available for sale	$59,199,000	$59,199,000	$—	$59,199,000	$—

Deferred compensation fund
Money Market	$3,411,000	$3,411,000	$—	$3,411,000	$—
Balanced and Lifestyle	8,633,000	8,633,000	8,633,000	—	—
Large Cap Growth	4,857,000	4,857,000	4,857,000	—	—
Fixed Income	2,684,000	2,684,000	2,684,000	—	—
Small Cap Growth	2,159,000	2,159,000	2,159,000	—	—
Mid Cap Growth	1,164,000	1,164,000	1,164,000	—	—
International	997,000	997,000	997,000	—	—
Deferred compensation fund	$23,905,000	$23,905,000	$20,494,000	$3,411,000	$—

	As of December 31, 2014
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable securities
Municipal bonds — available for sale	$11,799,000	$11,799,000	$—	$11,799,000	$—

Deferred compensation fund
Money Market	$4,278,000	$4,278,000	$—	$4,278,000	$—
Balanced and Lifestyle	8,885,000	8,885,000	8,885,000	—	—
Large Cap Growth	4,856,000	4,856,000	4,856,000	—	—
Small Cap Value	2,392,000	2,392,000	2,392,000	—	—
Fixed Income	2,081,000	2,081,000	2,081,000	—	—
International	1,097,000	1,097,000	1,097,000	—	—
Mid Cap Growth	1,153,000	1,153,000	1,153,000	—	—
Deferred compensation fund	$24,742,000	$24,742,000	$20,464,000	$4,278,000	$—

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

Unrealized gains and losses from marketable securities are recorded in the other comprehensive income caption in our consolidated statements of comprehensive income. For the three months ended September 30, 2015 and 2014, we recorded unrealized gains from marketable securities of $198,000 and unrealized losses of $4,000, respectively. For the nine months ended September 30, 2015 and 2014, we recorded unrealized gains from marketable securities of $181,000 and $3,000, respectively.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-than-temporary Impairments
September 30, 2015
Type of security:
Municipal bonds — available for sale	$58,876,000	$330,000	$(7,000)	$59,199,000	$—
Total debt securities	$58,876,000	$330,000	$(7,000)	$59,199,000	$—

December 31, 2014
Type of security:
Municipal bonds — available for sale	$11,758,000	$48,000	$(7,000)	$11,799,000	$—
Total debt securities	$11,758,000	$48,000	$(7,000)	$11,799,000	$—

For the three months ended September 30, 2015 and 2014, we received total proceeds, less the amount of interest received, of $1,858,000 and $763,000, respectively, from sales of available for sale municipal bonds. These sales resulted in realized gains of $2,000 and $3,000, respectively, and were recorded in other income – investment and interest caption on our consolidated statements of comprehensive income for the three months ended September 30, 2015 and 2014. The basis for the sale of these securities was a specific identification of each bond sold during this period.

For the nine months ended September 30, 2015 and 2014, we received total proceeds, less the amount of interest received, of $4,404,000 and $2,638,000, respectively, from sales of available for sale municipal bonds. These sales resulted in realized gains of $5,000 and $7,000, respectively, and were recorded in other income – investment and interest caption on our consolidated statements of comprehensive income for the nine months ended September 30, 2015 and 2014. The basis for the sale of these securities was a specific identification of each bond sold during this period.

The following tables include contractual maturities of debt securities held at September 30, 2015 and December 31, 2014, which are classified as marketable securities in the consolidated Balance Sheet.

	Municipal Bonds — Available for Sale
Contractual maturity:	September 30, 2015	December 31, 2014
Maturing in one year or less	$2,543,000	$4,343,000
Maturing in second year through fifth year	18,353,000	7,456,000
Maturing in sixth year through tenth year	23,447,000	—
Maturing after ten years	14,856,000	—
Total debt securities	$59,199,000	$11,799,000

Note 7— Share-Based Compensation

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

A summary of stock-based compensation expense for the nine months ended September 30, 2015 and 2014 is as follows:

	For the Nine Months Ended September 30,
	2015	2014
Stock Options	$2,093,000	$1,946,000
Restricted Stock	187,000	81,000
Employee Stock Purchase Plan ("ESPP")	287,000	250,000
Total pre-tax stock-based compensation expense charged against income (1)	$2,567,000	$2,277,000

(1)	Stock-based compensation expense is recorded in the selling, general and administrative caption in our consolidated statements of comprehensive income.

We have outstanding stock awards that were granted under the Pre-existing Plans to non-employee directors, officers and employees of the Company and other specified groups, depending on the Pre-existing Plan. As of September 30, 2015, 4,360,000 shares of common stock were reserved for issuance under our 2012 Plan, including 1,788,000 shares available for future grant. The stock price will not be less than the fair market value of the common stock on the date the award is granted. No stock award will have a term in excess of ten years. Since 2008, all awards granted under the Pre-existing Plans and the 2012 Plan become vested and exercisable ratably over a five year period on each yearly anniversary date of the option grant.

A summary of our stock option activity under the 2012 Plan as of December 31, 2014 and changes during the nine months ended September 30, 2015 is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price
December 31, 2014	2,362,000	$19.45
Granted	561,000	30.30
Cancelled	(70,000)	26.43
Exercised	(282,000)	17.68
September 30, 2015	2,571,000	$21.82

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2015 and 2014 was $6.64 and $8.24 per common share, respectively.

During the nine months ended September 30, 2015, the Company granted 25,000 shares of restricted stock with a weighted average grant date fair value of $30.30 per share. During the nine months ended September 30, 2014, the Company granted 14,000 shares of restricted stock with a weighted average grant date fair value of $28.02 per share.

A summary of our non-vested stock-based compensation as of December 31, 2014 and changes during the nine months ended September 30, 2015 is as follows:

	Number of Non-vested Shares	Weighted Average Grant Date Fair Value
December 31, 2014	1,465,000	$6.17
Granted	561,000	6.64
Vested	(486,000)	5.17
Forfeited	(70,000)	6.66
September 30, 2015	1,470,000	$6.66

The following table summarizes other information about our outstanding stock options at September 30, 2015.

Stock Options
Range of exercise prices	$10.39 - $30.30
Outstanding:
Weighted average remaining contractual life (years)	6.7
Aggregate intrinsic value	$30,541,000
Exercisable:
Number of shares	1,101,000
Weighted average remaining contractual life (years)	4.9
Aggregate intrinsic value	$19,136,000
Exercised:
Aggregate intrinsic value	$4,118,000

Fair Value Estimates

The fair value of stock awards granted in 2015 and 2014 was estimated on the date of grant using the Black-Scholes option valuation model based on the following assumptions:

	September 30, 2015	September 30, 2014
Risk-free interest rate	1.9%	1.9%
Weighted average expected life in years	5.8 years	5.9 years
Expected volatility	27.2%	36.9%
Dividend yield	2.2%	2.4%

Other Information

Other information pertaining to activity of our stock awards during the nine months ended September 30, 2015 and 2014 were as follows:

	September 30, 2015	September 30, 2014
Total grant-date fair value of stock awards granted	$4,027,000	$4,268,000
Total fair value of stock awards vested during period	$2,719,000	$2,051,000
Total unrecognized compensation expense related to non-vested stock awards	$7,859,000	$7,169,000

At September 30, 2015, the unrecognized compensation cost related to stock awards granted but not yet vested, as reported above, was expected to be recognized through the fourth quarter of 2019 for the 2015 grants and the fourth quarter of 2018 for the 2014 grants.

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

Under the ESPP, we are authorized to issue up to 4,050,000 shares of our common stock to our employees. Pursuant to such authorization, we have 2,421,000 shares available for future grant at September 30, 2015.

The stock-based compensation expense associated with our ESPP was estimated on the date of grant using the Black-Scholes option valuation model based on the following assumptions:

	September 30, 2015	September 30, 2014
Risk-free interest rate	0.18%	0.10%
Weighted average expected life in years	1.0 year	1.0 year
Expected volatility	19.2%	21.9%
Dividend yield	2.2%	2.4%

Note 8— Dividends

During the nine months ended September 30, 2015, we paid regular quarterly cash dividends approximating $38,338,000 as follows:

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015
Cash dividend per common share	$0.17625	$0.17750	$0.17875
Total cash dividends paid	$12,655,000	$12,760,000	$12,923,000
Record date	February 20, 2015	May 22, 2015	August 21, 2015
Payment date	March 27, 2015	June 26, 2015	September 25, 2015

Additionally, on October 13, 2015, our Board of Directors declared a regular quarterly cash dividend of $0.18 per common share, which will be paid on December 18, 2015, to shareholders of record as of the close of business on November 20, 2015.

Cash dividends on our outstanding weighted average number of basic common shares for the three and nine months ended September 30, 2015 and 2014 were approximately as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Cash dividends per common share	$0.18	$0.17	$0.53	$0.52

Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

Note 9— Income Taxes

For the nine months ended September 30, 2015, our effective tax rate remained constant at 37% compared to the 2014 period. Such differences between the effective tax rates and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes and tax credits available to the Company. As such, the 2015 estimated annual effective tax rate is expected to be approximately 37% compared to 31% for 2014. This amount could vary depending on the availability of tax credits.

We account for income taxes using the asset and liability method, which results in recognizing income tax expense based on the amount of income taxes payable or refundable for the current year. Additionally, we evaluate regularly the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2011 through 2014 (with regard to U.S. federal income tax returns) and December 31, 2010 through 2014 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2015.

We may from time to time be assessed interest or penalties by taxing jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. When we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Note 10—Related Party Transactions

A director is a member of a law firm which was retained by us. In each of the nine months ended September 30, 2015 and 2014, fees received from us by such firm did not exceed $120,000 in any period. Additionally, such fees did not exceed, in either period, 5% of such firm’s or the Company's revenues.

Note 11—Segment Information

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

	Housekeeping Services	Dietary Services	Corporate and Eliminations		Total
Three Months Ended September 30, 2015
Revenues	$227,760,000	$132,405,000	$—		$360,165,000
Income before income taxes	21,770,000	8,239,000	(3,268,000)	(1)	26,741,000
Three Months Ended September 30, 2014
Revenues	$211,552,000	$108,547,000	$—		$320,099,000
Income (loss) before income taxes	15,589,000	5,648,000	(56,320,000)	(1)	(35,083,000)

	Housekeeping Services	Dietary Services	Corporate and Eliminations		Total
Nine Months Ended September 30, 2015
Revenues	$681,306,000	$389,461,000	$—		$1,070,767,000
Income before income taxes	64,139,000	25,008,000	(11,095,000)	(1)	78,052,000
Nine Months Ended September 30, 2014
Revenues	$627,650,000	$323,909,000	$—		$951,559,000
Income before income taxes	52,224,000	18,946,000	(61,081,000)	(1)	10,089,000

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

Total Revenues from Clients

We earned total revenues from clients in the following service categories:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Housekeeping services	$158,019,000	$147,812,000	$471,692,000	$437,358,000
Laundry and linen services	69,060,000	63,241,000	207,887,000	188,766,000
Dietary services	132,405,000	108,547,000	389,461,000	323,909,000
Maintenance services and other	681,000	499,000	1,727,000	1,526,000
	$360,165,000	$320,099,000	$1,070,767,000	$951,559,000

Note 12— Earnings Per Common Share

Basic net earnings per share are computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted net earnings per share. The computations of basic net earnings per share and diluted net earnings per share are as follows:

	Three Months Ended September 30, 2015
	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net income	$17,086,000
Basic earnings per common share	$17,086,000	72,009,000	$0.24
Effect of dilutive securities:
Stock options and restricted stock		682,000	—
Diluted earnings per common share	$17,086,000	72,691,000	$0.24

	Three Months Ended September 30, 2014
	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net loss	$(22,182,000)
Basic loss per common share	$(22,182,000)	70,671,000	$(0.31)
Effect of dilutive securities:
Stock options and restricted stock		—	—
Diluted loss per common share	$(22,182,000)	70,671,000	$(0.31)

	Nine Months Ended September 30, 2015
	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net income	$48,890,000
Basic earnings per common share	$48,890,000	71,714,000	$0.68
Effect of dilutive securities:
Stock options and restricted stock		667,000	—
Diluted earnings per common share	$48,890,000	72,381,000	$0.68

	Nine Months Ended September 30, 2014
	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net income	$6,378,000
Basic earnings per common share	$6,378,000	70,479,000	$0.09
Effect of dilutive securities:
Stock options and restricted stock		734,000	—
Diluted earnings per common share	$6,378,000	71,213,000	$0.09

Stock awards to purchase 597,000 and 925,000 shares of common stock having average exercise prices of $30.03 and $29.33 per common share, respectively, were outstanding during the three and nine months ended September 30, 2015 but not included in the computation of diluted earnings per common share because the exercise prices of the options were greater than the average market price of the common shares, and therefore, would be antidilutive.

Stock awards to purchase 909,000 and 827,000 shares of common stock having average exercise prices of $26.01 and $26.32 per common share, respectively, were outstanding during the three and nine months ended September 30, 2014 but not included in the computation of diluted earnings per common share because the exercise prices of the options were greater than the average market price of the common shares, and therefore, would be antidilutive.

Note 13—Other Contingencies

Line of Credit

We have a $200,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At September 30, 2015, there were no borrowings under the line of credit. However, at such date, we had outstanding a $75,978,000 (increased to $78,259,000 on October 1, 2015) irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $75,978,000 at September 30, 2015. The line of credit requires us to satisfy one financial covenant. We are in compliance with our financial covenant at September 30, 2015 and expect to continue to remain in compliance with such financial covenant. This line of credit has a five year term and expires on December 18, 2018.

Tax Jurisdictions and Matters

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

Legal Proceedings

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

Government Regulations

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

In January 2013, the U.S. Congress enacted the American Taxpayer Relief Act of 2012, which delayed automatic spending cuts, including reduced Medicare payments to plans and providers up to 2%. These discretionary spending caps were originally enacted under provisions in the Budget Control Act of 2011, an initiative to reduce the federal deficit through the year 2021, also known as “sequestration.” The sequestration went into effect starting March 2013. In December 2013, the U.S. Congress enacted the Bipartisan Budget Act of 2013, which reduces the impact of the sequestration for two years, beginning in fiscal year 2014 and extended the reduction in Medicare payments to plans and providers for an additional two years from 2021 through the year 2023.

Effective October 1, 2015, a rule enacted by CMS modified payment rates and policies. CMS estimates that the aggregate payments to skilled nursing facilities during fiscal year 2016 will increase by 1.2% or $430,000,000 compared to fiscal year 2015.

Note 14—Subsequent Events

We evaluated all subsequent events through the date this Form 10-Q is being filed with the SEC. We believe there were no events or transactions occurring during this subsequent reporting period which require recognition or additional disclosure in these financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of September 30, 2015 and December 31, 2014 and the periods then ended and the notes accompanying those financial statements.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to over 3,500 facilities in 48 states as of September 30, 2015. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, our clients are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

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

We are organized into two reportable segments; housekeeping, laundry, linen and other services (“Housekeeping”), and dietary department services (“Dietary”). At September 30, 2015, Housekeeping is provided at essentially all of our 3,500 client facilities, generating approximately 64% or $681,306,000 of total revenues for the nine months ended September 30, 2015. Dietary is provided to over 900 client facilities at September 30, 2015 and contributed approximately 36% or $389,461,000 of total revenues for the nine months ended September 30, 2015.

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

On July 12, 2015, the Company completed its corporate restructuring by capitalizing its three new operating entities (HCSG East, LLC, HCSG Central, LLC and HCSG West, LLC), and transitioning the Company's facility-based employees to such entities based on the geography serviced. As of July 12, 2015, (i) HCSG Insurance provides workers' compensation and other insurance coverages to such entities with respect to such transitioned workforce, (ii) such entities provide housekeeping, laundry and dietary services as a subcontracted provider to the Company, and (iii) the Company provides strategic client-service management and administrative support services to such entities.

Consolidated Operations

The following table sets forth, for the periods indicated, the percentage which certain items bear to consolidated revenues:

	Relation to Consolidated Revenues
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	100.0%	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	85.7%	98.6%	85.6%	90.3%
Selling, general and administrative	6.5%	12.3%	7.0%	8.8%
Investment and interest income (expense)	(0.4)%	0.0%	(0.1)%	0.1%
Income (loss) before income taxes	7.4%	(10.9)%	7.3%	1.0%
Income taxes (benefit)	2.7%	(4.0)%	2.7%	0.4%
Net income (loss)	4.7%	(6.9)%	4.6%	0.6%

Housekeeping, our largest and core reportable segment, represented approximately 63% of consolidated revenues for the third quarter 2015. Dietary revenues represented approximately 37% of consolidated revenues for the third quarter 2015.

Subject to the factors noted in the Cautionary Statement Regarding Forward Looking Statements included in this Quarterly Report on Form 10-Q, although there can be no assurance thereof, our financial performance for the remainder of 2015 may be comparable to historical ranges as they relate to consolidated revenues. Specifically, each of Housekeeping's and Dietary’s revenues, as a percentage of consolidated revenues, should approximate the respective percentages noted in the Overview Section above. Furthermore, we expect the sources of organic growth for the remainder of 2015 for the respective operating segments to be primarily the same as historically experienced. Accordingly, although there can be no assurance thereof, the growth in Dietary is expected to come from our current Housekeeping client base, while growth in Housekeeping will primarily come from obtaining new clients.

Three Months Ended September 30, 2015 and 2014

The following table sets forth the third quarter 2015 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis compared to third quarter 2014 amounts. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles.

	Reportable Segments — For the Three Months Ended September 30, 2015
				Housekeeping		Dietary
	Consolidated	% Change	Corporate & Eliminations	Amount	% Change	Amount	% Change
Revenues	$360,165,000	12.5%	$—	$227,760,000	7.7%	$132,405,000	22.0%
Cost of services provided	308,645,000	(2.3)	(21,511,000)	205,990,000	5.1	124,166,000	20.7
Selling, general and administrative	23,445,000	(40.5)	23,445,000	—	—	—	—
Investment and interest income (loss)	(1,334,000)	2,568.0	(1,334,000)	—	—	—	—
Income (loss) before income taxes	$26,741,000	176.2%	$(3,268,000)	$21,770,000	39.6%	$8,239,000	45.9%

	Reportable Segments — For the Three Months Ended September 30, 2014
	Consolidated	Corporate & Eliminations	Housekeeping	Dietary
Revenues	$320,099,000	$—	$211,552,000	$108,547,000
Cost of services provided	315,757,000	16,895,000	195,963,000	102,899,000
Selling, general and administrative	39,375,000	39,375,000	—	—
Investment and interest income (loss)	(50,000)	(50,000)	—	—
Income (loss) before income taxes	$(35,083,000)	$(56,320,000)	$15,589,000	$5,648,000

Revenues

Consolidated

Consolidated revenues increased 12.5% to $360,165,000 in the third quarter 2015 compared to $320,099,000 in the third quarter 2014 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping’s 7.7% net growth in reportable segment revenues resulted primarily from an increase in revenues attributable to service agreements entered into with new clients.

Dietary’s 22.0% net growth in reportable segment revenues resulted primarily from providing this service to a greater number of existing Housekeeping clients.

Costs of services provided

Consolidated

Consolidated costs of services decreased 2.3% to $308,645,000 in the third quarter 2015 compared to $315,757,000 in the third quarter 2014. The decrease in costs of services is primarily due to a 2014 one-time, non-cash change in estimate related to our self-insurance claims reserve, partially offset by a direct result of growth in our consolidated revenues. Certain significant components within our costs of services are subject to fluctuation with the changes in our business and client base. The increase in such components during 2015 compared to 2014 includes labor and other labor related costs, and dietary supplies. Our workers' compensation and general liability insurance and bad debt provision decreased in the third quarter 2015 compared to the third quarter 2014. Historically, these significant components accounted for approximately 97% to 98% of consolidated costs of services.

As a percentage of consolidated revenues, cost of services decreased to 85.7% in the third quarter 2015 from 98.6% in the third quarter 2014. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance.

	For the Three Months Ended September 30,
Cost of Services Provided-Key Indicators as a % of Consolidated Revenue	2015%	2014%	% Change
Bad debt provision	0.2	0.7	(0.5)
Workers’ compensation and general liability insurance	3.3	12.5	(9.2)

The bad debt provision decreased primarily due to our assessment of the collectability of our receivables.

The workers' compensation and general liability insurance expense decreased primarily due to the change in estimate recorded during the third quarter 2014 which resulted in a one-time, non-cash charge to reflect certain costs related to the estimated current and future insurance claims projected to be paid over future periods.

Reportable Segments

Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues for the third quarter 2015, decreased to 90.4% from 92.6% in the third quarter 2014. Cost of services provided for Dietary, as a percentage of Dietary revenues for the third quarter 2015, decreased to 93.8% from 94.8% in the third quarter 2014.

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues that we manage on a reportable segment basis in evaluating our financial performance:

	For the Three Months Ended September 30,
Cost of Services Provided-Key Indicators as a % of Segment Revenue	2015%	2014%	% Change
Housekeeping labor and other labor costs	80.2	81.9	(1.7)
Housekeeping supplies	8.1	8.1	—
Dietary labor and other labor costs	53.7	51.9	1.8
Dietary supplies	38.8	41.4	(2.6)

Housekeeping labor and other labor costs, as a percentage of Housekeeping revenues, decreased due to increased efficiencies in managing these costs at the facility level. Housekeeping supplies, as a percentage of Housekeeping revenues, remained constant with consistent growth in supplies due to the growth in housekeeping, laundry and linen revenue compared to overall Housekeeping revenues.

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

Consolidated Selling, General and Administrative Expense

	For the Three Months Ended September 30,
	2015	2014	$ Change	% Change
Selling, general and administrative expense w/o deferred compensation change (a)	$24,859,000	$39,588,000	$(14,729,000)	(37.2)%
Deferred compensation fund loss	(1,414,000)	(213,000)	(1,201,000)	(563.8)%
Consolidated selling, general and administrative expense (b)	$23,445,000	$39,375,000	$(15,930,000)	(40.5)%

(a)	Selling, general and administrative expense excluding the change in the market value of the deferred compensation fund.

(b)	Consolidated selling, general and administrative expense reported for the period presented.

Although our growth in consolidated revenues was 12.5% for the third quarter 2015, selling, general and administrative expenses excluding the change in market value of the deferred compensation fund decreased 37.2% or $14,729,000 compared to the third quarter 2014. Consequently, for the third quarter 2015, selling, general and administrative expenses (excluding the impact of the deferred compensation fund), as a percentage of consolidated revenues, decreased to 6.9% compared to 12.4% for the third quarter 2014, primarily due to legal matters and charges related to the corporate reorganization under our wholly owned captive insurance subsidiary and other related expenses incurred during the third quarter 2014.

For the third quarter 2015, the portion of our consolidated selling, general and administrative expense attributable to deferred compensation decreased $1,201,000 compared to the third quarter 2014. The decrease in deferred compensation is a result of unfavorable market value fluctuations on the balance of investments held in our deferred compensation fund as noted below in Consolidated Investment and Interest Income. Consolidated selling, general and administrative expenses decreased $15,930,000 or 40.5% compared to the third quarter 2014.

Consolidated Investment and Interest Income

Investment and interest income, as a percentage of consolidated revenues, decreased to (0.4)% for the third quarter 2015 compared to less than 0.1% for the third quarter 2014. We recognized unfavorable market value fluctuations from the investments held in our deferred compensation fund compared to the prior year period.

Income (Loss) before Income Taxes

Consolidated

As a result of the factors discussed above related to revenues and expenses, consolidated income (loss) before income taxes for the third quarter 2015 increased to 7.4%, as a percentage of consolidated revenues, compared to (10.9)% for the third quarter 2014.

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

Consolidated Income Taxes

For the third quarter 2015, our effective tax rate was 36% compared 37% for the 2014 period. Such differences between the effective tax rates and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes and tax credits available to the Company. The decrease in the effective tax rate is primarily due to the impact of tax credits realized in 2015 compared to the prior period.

Consolidated Net Income (Loss)

As a result of the factors discussed above, consolidated net income as a percentage of revenue for the third quarter 2015 increased to 4.7% compared to (6.9)% in the third quarter 2014.

Nine Months Ended September 30, 2015 and 2014

The following table sets forth the nine months ended September 30, 2015 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis compared to the nine months ended September 30, 2014 amounts. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles.

	Reportable Segments — For the Nine Months Ended September 30, 2015
				Housekeeping		Dietary
	Consolidated	% Change	Corporate & Eliminations	Amount	% Change	Amount	% Change
Revenues	$1,070,767,000	12.5%	$—	$681,306,000	8.5%	$389,461,000	20.2%
Cost of services provided	916,798,000	6.7	(64,822,000)	617,167,000	7.3	364,453,000	19.5
Selling, general and administrative	75,332,000	(10.0)	75,332,000	—	—	—	—
Investment and interest income (loss)	(585,000)	(151.6)	(585,000)	—	—	—	—
Income (loss) before income taxes	$78,052,000	673.6%	$(11,095,000)	$64,139,000	22.8%	$25,008,000	32.0%

	Reportable Segments — For the Nine Months Ended September 30, 2014
	Consolidated	Corporate & Eliminations	Housekeeping	Dietary
Revenues	$951,559,000	$—	$627,650,000	$323,909,000
Cost of services provided	858,943,000	(21,446,000)	575,426,000	304,963,000
Selling, general and administrative	83,661,000	83,661,000	—	—
Investment and interest income	1,134,000	1,134,000	—	—
Income (loss) before income taxes	$10,089,000	$(61,081,000)	$52,224,000	$18,946,000

Revenues

Consolidated

Consolidated revenues increased 12.5% to $1,070,767,000 in the nine months ended September 30, 2015 compared to $951,559,000 in the corresponding period in 2014 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping’s 8.5% net growth in reportable segment revenues resulted primarily from an increase in revenues attributable to service agreements entered into with new clients.

Dietary’s 20.2% net growth in reportable segment revenues resulted primarily from providing this service to a greater number of existing Housekeeping clients.

Costs of services provided

Consolidated

Consolidated costs of services increased 6.7% to $916,798,000 for the nine months ended September 30, 2015 compared to $858,943,000 in the corresponding period in 2014. The increase in costs of services is a direct result of growth in our consolidated revenues, partially offset by a 2014 one-time, non-cash change in estimate related to our self-insurance claims reserve. Certain significant components within our costs of services are subject to fluctuation with the changes in our business and client base. The increase in such components during 2015 compared to 2014 includes labor and other labor related costs, and housekeeping and dietary supplies. Our workers' compensation and general liability insurance and bad debt provision decreased in the nine months ended September 30, 2015 compared to the corresponding period in 2014. Historically, these significant components accounted for approximately 97% to 98% of consolidated costs of services.

As a percentage of consolidated revenues, cost of services decreased to 85.6% in the nine months ended September 30, 2015 from 90.3% in the corresponding period in 2014. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance.

	For the Nine Months Ended September 30,
Cost of Services Provided-Key Indicators as a % of Consolidated Revenue	2015%	2014%	% Change
Bad debt provision	0.2	0.4	(0.2)
Workers’ compensation and general liability insurance	3.3	6.2	(2.9)

The bad debt provision remained constant and is primarily due to our assessment of the collectability of our receivables.

The workers' compensation and general liability insurance expense decreased primarily due to the change in estimate recorded in 2014 which resulted in a one-time, non-cash charge to reflect certain costs related to the estimated current and future insurance claims projected to be paid over future periods.

Reportable Segments

Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues for the nine months ended September 30, 2015, decreased to 90.6% from 91.7% compared to the corresponding period in 2014. Cost of services provided for Dietary, as a percentage of Dietary revenues for the nine months ended September 30, 2015, decreased slightly to 93.6% from 94.2% compared to the corresponding period in 2014.

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues that we manage on a reportable segment basis in evaluating our financial performance:

	For the Nine Months Ended September 30,
Cost of Services Provided-Key Indicators as a % of Segment Revenue	2015%	2014%	% Change
Housekeeping labor and other labor costs	79.2	81.0	(1.8)
Housekeeping supplies	8.3	8.1	0.2
Dietary labor and other labor costs	52.8	50.8	2.0
Dietary supplies	38.4	41.0	(2.6)

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

Consolidated Selling, General and Administrative Expense

	For the Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Selling, general and administrative expense w/o deferred compensation change (a)	$76,357,000	$82,949,000	$(6,592,000)	(7.9)%
Deferred compensation fund (loss) gain	(1,025,000)	712,000	(1,737,000)	(244.0)%
Consolidated selling, general and administrative expense (b)	$75,332,000	$83,661,000	$(8,329,000)	(10.0)%

(a)	Selling, general and administrative expense excluding the change in the market value of the deferred compensation fund.

(b)	Consolidated selling, general and administrative expense reported for the period presented.

Although our growth in consolidated revenues was 12.5% for the nine months ended September 30, 2015, selling, general and administrative expenses excluding the change in market value of the deferred compensation fund decreased 7.9% or $6,592,000 compared to the corresponding period in 2014. Consequently, for the nine months ended September 30, 2015, selling, general and administrative expenses (excluding the impact of the deferred compensation fund), as a percentage of consolidated revenues, decreased to 7.1% compared to 8.7% in the corresponding 2014 period, primarily due to legal matters and charges related to the corporate reorganization under our wholly owned captive insurance subsidiary and other related expenses incurred during 2014.

For the nine months ended September 30, 2015, the portion of our consolidated selling, general and administrative expense attributable to deferred compensation decreased $1,737,000 compared to the corresponding period in 2014. The decrease in deferred compensation is a result of unfavorable market value fluctuations on the balance of investments held in our deferred compensation fund as noted below in Consolidated Investment and Interest Income. Consolidated selling, general and administrative expenses decreased $8,329,000 or 10.0% compared to the corresponding 2014 period.

Consolidated Investment and Interest Income

Investment and interest income, as a percentage of consolidated revenues, decreased to (0.1)% for the nine months ended September 30, 2015 compared to 0.1% for the corresponding 2014 period. We recognized unfavorable market value fluctuations from the investments held in our deferred compensation fund compared to the prior year period.

Income before Income Taxes

Consolidated

As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for the nine months ended September 30, 2015 increased to 7.3%, as a percentage of consolidated revenues, compared to 1.0% for the corresponding 2014 period.

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

Consolidated Income Taxes

For the nine months ended September 30, 2015, our effective tax rate remained constant at 37% compared to the 2014 period. Such differences between the effective tax rates and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes and tax credits available to the Company.

Consolidated Net Income

As a result of the matters discussed above, consolidated net income as a percentage of revenue for the nine months ended September 30, 2015 increased to 4.6% compared to 0.6% in the corresponding 2014 period.

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

Summarized below for the nine months ended September 30, 2015 and year ended December 31, 2014 are the aggregate account balances for the three Allowance criteria noted above, net write-offs of client accounts, bad debt provision and allowance for doubtful accounts.

Period Ended	Aggregate Balances of Identified Client Accounts	Net Write-offs of Client Accounts	Bad Debt Provision	Allowance for Doubtful Accounts
September 30, 2015	$14,251,000	$3,045,000	$2,225,000	$5,316,000
December 31, 2014	$14,903,000	$2,253,000	$4,470,000	$6,136,000

At September 30, 2015, we identified accounts totaling $14,251,000 that require an Allowance based on potential impairment or loss of value. An Allowance totaling $5,316,000 was provided for these accounts at such date. Actual collections of these accounts could differ from that which we currently estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance would reduce net income by approximately $281,000.

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

Accrued Insurance Claims

We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance, which comprise approximately 45% of our liabilities at September 30, 2015. Under our insurance plans for general liability and workers' compensation, predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost. Our accounting for this plan is affected by various uncertainties because we must make assumptions and apply judgment to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. We address these uncertainties by regularly evaluating our claims’ pay-out experience, present value factor and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluations are based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our claims experience and/or industry trends result in an unfavorable change resulting from, among other factors, the severity levels of reported claims and medical cost inflation, as compared to historical claim trends, it would have an adverse effect on our results of operations and financial condition. Under these plans, predetermined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.

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

Liquidity and Capital Resources

At September 30, 2015, we had cash and cash equivalents and marketable securities of $103,568,000 and working capital of $269,133,000 compared to December 31, 2014 cash, cash equivalents and marketable securities of $87,079,000 and working capital of $216,869,000. We view our cash and cash equivalents and marketable securities as our principal measure of liquidity. Our current ratio at September 30, 2015 increased to 3.9 to 1 from 2.8 to 1 at December 31, 2014. The increase in our working capital resulted primarily from the increases in our investments, accounts and notes receivable, inventories and supplies, prepaid income taxes and prepaid expenses and other and decreases in our accounts payable, accrued payroll and payroll taxes and other accrued expenses primarily resulting from the timing of such payments at September 30, 2015 as compared with December 31, 2014 and other accrued expenses. This increase was partially negatively impacted by the decreases in our cash and cash equivalents, deferred tax assets and increases in our deferred tax liabilities and accrued insurance claims. On an historical basis, our operations have generally produced consistent cash flow and have required limited capital resources. We believe our current and near term cash flow positions will enable us to fund our anticipated growth.

Operating Activities

The net cash provided by our operating activities was $52,505,000 for the nine months ended September 30, 2015. The principal sources of net cash flows from operating activities for the nine months ended September 30, 2015 was net income, adjusted for non-cash charges to operations for bad debt provisions, stock-based compensation, depreciation and amortization, deferred income taxes and unrealized gains and losses, which totaled $81,380,000. Our cash flows from operating activities were negatively impacted by outflows of $41,095,000 as a result of the increases in accounts and notes receivable, inventories and supplies, prepaid expenses and other and decreases in accounts payable, other accrued expenses, accrued payroll and payroll taxes, deferred compensation liability and income taxes payable. Additionally, operating activities' cash flows totaled $12,220,000 and related to the decreases in deferred compensation funding and the increase in accrued insurance claims.

Investing Activities

The net cash used in our investing activities for the nine months ended September 30, 2015 was $51,160,000. The principal uses of net cash flows from investing activities was $47,433,000 of net purchases of marketable securities and $3,975,000 for the purchase of housekeeping equipment, computer software and equipment, laundry equipment installations and office furniture. See “Capital Expenditures” below.

Financing Activities

During the nine months ended September 30, 2015, we paid regular quarterly cash dividends approximating $38,338,000 as follows:

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015
Cash dividend per common share	$0.17625	$0.17750	$0.17875
Total cash dividends paid	$12,655,000	$12,760,000	$12,923,000
Record date	February 20, 2015	May 22, 2015	August 21, 2015
Payment date	March 27, 2015	June 26, 2015	September 25, 2015

Additionally, on October 13, 2015, our Board of Directors declared a regular quarterly cash dividend of $0.18 per common share, which will be paid on December 18, 2015, to shareholders of record as of the close of business on November 20, 2015.

The dividends paid to shareholders during the nine months ended September 30, 2015 were funded by the existing cash, cash equivalents and marketable securities held by the Company. At September 30, 2015 and December 31, 2014, we had $103,568,000 and $87,079,000, respectively, in cash, cash equivalents and marketable securities. Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

During the nine months ended September 30, 2015, we received proceeds of $4,937,000 from the exercise of stock options by employees and directors. Additionally, as a result of tax deductions derived from the stock option exercises, we recognized an income tax benefit of $1,062,000.

Line of Credit

We have a $200,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At September 30, 2015, there were no borrowings under the line of credit. However, at such date, we had outstanding a $75,978,000 (increased to $78,259,000 on October 1, 2015) irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $75,978,000 at September 30, 2015.

The line of credit requires us to satisfy one financial covenant. Such covenant and its respective status at September 30, 2015 was as follows:

Covenant Description and Requirement	Status at September 30, 2015
Funded debt(1) to EBITDA(2) ratio: less than 3.00 to 1.00	0.71

(1)	All indebtedness for borrowed money, including but not limited to capitalized lease obligations, reimbursement obligations in respect of letters of credit and guaranties of any such indebtedness.

(2)	Net income plus interest expense plus income tax expense plus depreciation plus amortization plus extraordinary non-recurring losses/gains.

As noted above, we complied with our financial covenant at September 30, 2015 and expect to continue to remain in compliance with such financial covenant. This line of credit has a five year term and expires on December 18, 2018.

Accounts and Notes Receivable

We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Congress has enacted a number of laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally dependent on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At September 30, 2015 and December 31, 2014, we had $16,544,000 and $16,945,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

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

In January 2013, the U.S. Congress enacted the American Taxpayer Relief Act of 2012, which delayed automatic spending cuts of $1.2 trillion, including reduced Medicare payments to plans and providers up to 2%. These discretionary spending caps were originally enacted under provisions in the Budget Control Act of 2011, an initiative to reduce the federal deficit through the year 2021, also known as “sequestration.” The sequestration went into effect starting March 2013. In December 2013, the U.S. Congress enacted the Bipartisan Budget Act of 2013, which reduces the impact of the sequestration for two years, beginning in fiscal year 2014 and extended the reduction in Medicare payments to plans and providers for an additional two years from 2021 through the year 2023.

Effective October 1, 2015, a rule enacted by CMS modified payment rates and policies. CMS estimates that the aggregate payments to skilled nursing facilities during fiscal year 2016 will increase by 1.2% or $430,000,000 compared to fiscal year 2015.

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $2,225,000 and $3,720,000 for the nine months ended September 30, 2015 and 2014, respectively. As a percentage of total revenues, these provisions represent approximately 0.2% and 0.4% for such respective periods. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

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

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment purchases, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2015, we estimate that for the remainder of 2015 we will have capital expenditures of approximately $1,500,000 to $2,500,000 in connection with housekeeping equipment purchases and laundry and linen equipment installations in our clients’ facilities, as well as expenditures relating to internal data processing hardware and software requirements, computer equipment and office equipment. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would, if necessary, seek to obtain necessary working capital from such sources as long-term debt or equity financing.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2015, we had $103,568,000 in cash, cash equivalents and marketable securities. In accordance with U.S. GAAP, the fair value of all of our cash equivalents and marketable securities is determined based on "Level 1" or “Level 2” inputs, which consist of quoted prices whose value is based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Based on their evaluation as of September 30, 2015, pursuant to Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act 13a-15(e) are effective.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by our management, including our Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended September 30, 2015, were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from the Company's Form 10-Q for the quarterly period ended September 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Stockholders' Equity, and (v) Notes to Consolidated Financial Statements

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE SERVICES GROUP, INC.

Date:	October 23, 2015	/s/ Theodore Wahl
Theodore Wahl
President & Chief Executive Officer
(Principal Executive Officer)

Date:	October 23, 2015	/s/ John C. Shea
John C. Shea
Chief Financial Officer
(Principal Financial and Accounting Officer)