Form 10-K
period 2015-12-31
HEALTHCARE SERVICES GROUP INC
filed 2016-02-19
CIK 731012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  ☐    NO  ☑
The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant as of the close of business on June 30, 2015 was approximately $1,665,396,000 based on closing sale price of the Common Stock on the NASDAQ Global Select Market on that date. The determination of affiliate status is not a determination for any other purpose. The Registrant does not have any non-voting common equity authorized or outstanding.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock (Common Stock, $.01 par value) as of the latest practicable date (February 16, 2016). 72,177,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 31, 2016 have been incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

Healthcare Services Group, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2015

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; having several significant clients who each individually contributed at least 3% with one as high as 9% to our total consolidated revenues for the year ended December 31, 2015; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor related matters such as minimum wage increases; tax benefits arising from our corporate reorganization and self-funded health insurance program transition; risks associated with the reorganization of our corporate structure; and the risk factors described in Part I in this report under “Government Regulation of Clients,” “Competition” and “Service Agreements/Collections,” and under Item IA “Risk Factors.”

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

PART I

In this Annual Report on Form 10-K for the year ended December 31, 2015, Healthcare Services Group, Inc. (together with its wholly-owned subsidiaries, included in Exhibit 21 which has been filed as part of this Report) is referred to as the "Company," "we," "us" or "our."

Item I.  Business.

General

The Company is a Pennsylvania corporation, incorporated on November 22, 1976. We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. Based on the nature and similarities of the services provided, our business operations consist of two business segments (Housekeeping and Dietary). We believe that we are the largest provider of our services to the long-term care industry in the United States, rendering such services to approximately 3,500 facilities in 48 states as of December 31, 2015. We provide our Housekeeping services to essentially all client facilities and provide Dietary services to over 1,000 of such facilities. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation and regulations relating to Medicare and Medicaid reimbursement programs.

Segment Information

The information called for herein is discussed below in Description of Services, and within Item 8 of this Annual Report on Form 10-K under Note 15 of Notes to Consolidated Financial Statements for the years ended December 31, 2015, 2014 and 2013.

Description of Services

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of the health care industry.

We are organized into, and provide our services through two reportable segments: housekeeping, laundry, linen and other services (“Housekeeping”), and dietary department services (“Dietary”). The operating results from our professional employer organization ("PEO") service contracts are included primarily in our Housekeeping segment as these services include the provision of housekeeping and laundry personnel. The Company’s corporate headquarters provides centralized financial management and administrative services to the Housekeeping and Dietary business segments.

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

Both segments provide our services primarily pursuant to full service agreements with our clients. In such agreements, we are responsible for the management of the department serviced, the employees located at our clients’ facilities and the provision of certain supplies. We also provide services on the basis of a management-only agreement for a limited number of clients. Our agreements with clients typically provide for renewable one year service terms, cancelable by either party upon 30 to 90 days’ notice after an initial period of 60 to 120 days.

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

An overview of each of our segments follows:

Housekeeping

Housekeeping services.  Housekeeping services is our largest service sector, representing approximately 44%, or $631,875,000, of consolidated revenues in 2015. This service involves the management of the client’s housekeeping department which is principally responsible for cleaning, disinfecting and sanitizing resident areas in our clients’ facilities. In providing services to any given client facility, we typically hire and train the employees that were previously employed by such facility. We normally assign an on-site manager to each facility to supervise and train the front line personnel and coordinate housekeeping services with other facility support functions in accordance with the direction provided by the client. Such management personnel also oversee the execution of a variety of quality and cost-control procedures including continuous training and employee evaluation and on-site testing for infection control. The on-site management team also assists the facility in complying with federal, state and local regulations.

Laundry and linen services.  Laundry and linen services represented approximately 19%, or $275,477,000, of consolidated revenues in 2015. Laundry services are under the responsibility of the housekeeping department and involve the laundering and processing of the residents’ personal clothing. We provide laundry services to mostly all of our housekeeping clients. Linen services involve providing, laundering and processing of the sheets, pillow cases, blankets, towels, uniforms and assorted linen items used by our clients’ facilities. At some facilities that utilize our laundry and linen services, we install our own equipment. Such installation generally requires an initial capital outlay by us ranging from $5,000 to $100,000 depending on the size of the facility, installation and construction costs, and the cost of equipment required. We could incur relocation or other costs in the event of the cancellation of a linen service agreement where there was an investment by us in a corresponding laundry installation. The hiring, training and supervision of the employees who perform laundry and linen services are similar to, and performed by the same management personnel who oversee the housekeeping employees located at the respective client facility. In some instances we own the linen supplies utilized at our clients’ facilities and therefore, maintain a sufficient inventory of linen supplies to ensure their availability.

Maintenance and other services.  Maintenance services consist of repair and maintenance of laundry equipment, plumbing and electrical systems, as well as carpentry and painting. This service sector’s total revenues of $2,357,000 represented less than 1% of consolidated revenues in 2015.

Laundry installation sales.  We (as a distributor of laundry equipment) sell laundry installations to our clients, which typically represents the construction and installation of a turn-key operation. We generally offer payment terms, ranging from 36 to 60 months. During the years 2013 through 2015, laundry installation sales were not material to our operating results as we prefer to own such laundry installations in connection with performance of our service agreements during the term of such agreements.

Housekeeping operating performance is significantly impacted by our management of labor costs. Labor accounted for approximately 80% of operating costs incurred at a facility service location, as a percentage of Housekeeping revenues. Changes in employee compensation resulting from legislative or other actions, anticipated staffing levels, and other unforeseen variations in our use of labor at a client service location will result in volatility of these costs. Additionally, the costs of supplies consumed in performing Housekeeping services, including linen costs, are affected by product specific market conditions and therefore are subject to price volatility. Generally, this volatility is influenced by factors outside our control and is unpredictable. Where possible, we try to obtain fixed pricing from vendors for an extended period of time on certain supplies to mitigate such price volatility. Although we endeavor to pass on increases in our labor and supply costs to our clients, the inability to attain such increases may negatively impact Housekeeping’s profit margins.

PEO services.  Through the Company's wholly-owned subsidiary, HCSG Staff Leasing Solutions, LLC ("Staff Leasing"), we enter into a client services agreement to become a co-employer of the client's existing workforce, assuming responsibility for payroll, payroll taxes, insurance coverage and certain other administrative functions, while the client maintains physical care, custody and control of their workforce, including the authority to hire and terminate employees. Our services include housekeeping and laundry personnel and are provided to clients in the health care industry. As of December 31, 2015, we have PEO service contracts in several states. During the years 2013 through 2015, operating results from our PEO service contracts were not material to our operating results.

Dietary

Dietary services.  Dietary services represented approximately 37%, or $527,140,000, of consolidated revenues in 2015. Dietary consists of managing the client’s dietary department which is principally responsible for food purchasing, meal preparation and providing professional dietitian consulting services, which includes the development of a menu that meets the dietary needs of the residents. On-site management is responsible for all daily dietary department activities, with regular support being provided by a district manager specializing in dietary services, as well as a registered dietitian. We also offer consulting services to facilities to assist them in cost containment and to promote improvement in their dietary department service operations.

Dietary operating performance is also impacted by price volatility in labor and supply costs resulting from similar factors discussed above in Housekeeping. The primary difference in impact on Dietary operations from price volatility in costs of labor and food-related supplies is that such costs represent approximately 53% and 39% of Dietary revenues, respectively. In contrast, labor is approximately 80% of operating costs as a percentage of Housekeeping revenues.

Operational Management Structure

By applying our professional management techniques, we generally contain or control certain housekeeping, laundry, linen, facility maintenance and dietary service costs on a continuing basis. We manage and provide our services through a network of management personnel, as illustrated below.

President and CEO
↓
Executive Vice President & Senior Vice President
↓
Divisional Vice President
(10 Divisions)
↓
Regional Vice President/Manager and Director
(80 Regions)
↓
District Manager
(443 Districts)
↓
Training Manager/Facility Manager and
Assistant Facility Manager

Each facility is generally managed by an on-site Facility Manager, an Assistant Facility Manager, and if necessary, additional supervisory personnel. Districts, typically consisting of eight to twelve facilities, are supported by a District Manager and a Training Manager. District Managers bear overall responsibility for the facilities within their districts. They are generally based in close proximity to each facility. These managers provide active support to clients in addition to the support provided by our on-site management team. Training Managers are responsible for the recruitment, training and development of Facility Managers. A division consists of a number of regions within a specific geographical area. Divisional Vice Presidents manage each division. At December 31, 2015 we had 80 regions within 10 divisions. Each region is headed by a Regional Vice President/Manager. Most regions also have a Regional Director who assumes primary responsibility for marketing our services within the respective region. Regional Vice Presidents/Managers and Directors provide management support to a number of districts within a specific geographical area. Regional Vice Presidents/Managers and Directors report to Divisional Vice Presidents who in turn report to Senior Vice Presidents and/or Executive Vice Presidents. We believe that our divisional, regional and district organizational structure facilitates our ability to best serve, and/or sell additional services to, our existing clients, as well as obtain new clients.

Market

The market for our services consists of a large number of facilities involved in various aspects of the health care industry, including long-term and post-acute care facilities (skilled nursing facilities, residential care and assisted living facilities, etc.) and hospitals (acute care, critical access, psychiatric, etc.).

These facilities primarily range in size from small private facilities to facilities with over 500 beds. Such facilities may be specialized or general, privately owned or public, profit or not-for-profit, and may serve patients on a long-term or short-term basis. We market our services to such facilities after consideration of a variety of factors including facility type, size, location, and service (Housekeeping or Dietary). The market for our services, particularly in long-term and post-acute care, is expected to continue to grow as the elderly population increases as a percentage of the United States population and as government reimbursement policies require increased cost control or containment by the constituents that comprise our target market.

Marketing and Sales

Our services are marketed at four levels of our organization: at the corporate level by the President & Chief Executive Officer, Executive Vice Presidents and Senior Vice Presidents; at the divisional level by Divisional Vice Presidents; at the regional level by the Regional Vice Presidents/Divisional Managers and Directors; and at the district level by District Managers. We provide incentive compensation to our operational personnel based on achieving financial and non-financial goals and objectives which are aligned with the key elements the Company believes are necessary for it to achieve overall improvement in its financial results, along with continued business development.

Our services are marketed primarily through referrals and in-person solicitation of target facilities. We also participate in industry trade shows, health care trade associations and healthcare support service seminars that are offered in conjunction with state or local health authorities in many of the states in which we conduct our business. Our programs have been approved for continuing education credits by state nursing home licensing boards in certain states, and are typically attended by facility owners, administrators and supervisory personnel, thus presenting marketing opportunities for us. Indications of interest in our services arising from initial marketing efforts are followed up with a presentation regarding our services and an assessment of the service requirements of the facility. Thereafter, a formal proposal, including operational recommendations and recommendations for proposed savings, is submitted to the prospective client. Once the prospective client accepts the proposal and signs the service agreement, we can set up our operations on-site within days.

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

In January 2013, the U.S. Congress enacted the American Taxpayer Relief Act of 2012, which delayed automatic spending cuts of $1.2 trillion, including reduced Medicare payments to plans and providers up to 2%. These discretionary spending caps were originally enacted under provisions in the Budget Control Act of 2011, an initiative to reduce the federal deficit through the year 2021, also known as “sequestration.” The sequestration went into effect starting March 2013. In December 2013, the U.S. Congress enacted the Bipartisan Budget Act of 2013, which reduces the impact of sequestration over the next two years. This began in fiscal year 2014 and extended the reduction in Medicare payments to plans and providers for two years from 2021 through 2023.

Although laws and rulings directly affect how clients are paid for certain services, we do not directly participate in any government reimbursement programs. Accordingly, all of our contractual relationships with our clients continue to determine the clients’ payment obligations to us. However, because clients’ revenues are generally highly reliant on Medicare and Medicaid reimbursement funding rates, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms (See “Liquidity and Capital Resources" included in our "Management's Discussion and Analysis of Financial Condition and Results of Operations").

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

Service Agreements and Collections

We provide our services primarily pursuant to full service agreements with our clients. In such agreements, we are responsible for the management of the department serviced, the employees located at our clients’ facilities and the provision of certain supplies. We also provide services on the basis of a management-only agreement for a limited number of clients. In such agreements, our services are comprised of providing on-site management personnel, while the non-supervisory staff remain employees of the respective client.

We typically adopt and follow the client’s employee wage structure, including its policy of wage rate increases, and pass through to the client any labor cost increases associated with wage rate adjustments. Under a management agreement, we provide management and supervisory services while the client facility retains payroll responsibility for the non-supervisory staff. Substantially all of our agreements are full service agreements. These agreements typically provide for renewable one year terms, cancelable by either party upon 30 to 90 days’ notice after the initial 60 to 120 day period. As of December 31, 2015, we provided services to approximately 3,500 client facilities.

Although many of our service agreements are cancelable on short notice, we have historically had a favorable client retention rate and expect to continue to maintain satisfactory relationships with our clients. The risks associated with short-term service agreements have not materially affected either our linen and laundry services, which may from time-to-time require capital investment, or our laundry installation sales, which may require us to finance the sales price. Such risks are often mitigated by certain provisions set forth in the agreements entered into with our clients.

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

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $4,335,000, $4,470,000 and $1,990,000 in the years ended December 31, 2015, 2014 and 2013, respectively (See Schedule II - Valuation and Qualifying Accounts and Reserves, for year-end balances). As a percentage of total revenues, these provisions represented approximately 0.3% for each of the years ended December 31, 2015 and 2014 and 0.2% for the year ended December 31, 2013. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows, as discussed in “Government Regulation of Clients” and “Risk Factors” in this report. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our consolidated results of operations and financial condition.

Competition

We compete primarily with the in-house support service departments of our potential clients. Most healthcare facilities perform their own support service functions without relying upon outside management firms. In addition, a number of local firms compete with us in the regional markets in which we conduct business. Several national service firms are larger and have greater financial and marketing resources than us, although historically, such firms have concentrated their marketing efforts primarily on hospitals, rather than the long-term care facilities typically serviced by us. Although the competition to provide service to health care facilities is strong, we believe that we compete effectively for new agreements, as well as renewals of existing agreements, based upon the quality and dependability of our services and the cost savings we believe we can usually implement for clients.

Employees

At December 31, 2015, we employed approximately 8,600 management, office support and supervisory personnel. Of these employees, approximately 650 held executive, regional/district management and office support positions, and approximately 7,900 of these employees were on-site management personnel. On such date, we employed approximately 37,300 hourly employees. Many of our hourly employees were previously support employees of our clients. We manage, for a limited number of our client facilities, the hourly employees who remain employed by those clients.

Approximately 23% of our hourly employees are unionized. The majority of these employees are subject to collective bargaining agreements that are negotiated by individual client facilities and are assented by us, so as to bind us as an “employer” under the agreements. We may be adversely affected by relations between our client facilities and the employee unions or between us and such unions. We consider our relationship with our employees to be good.

Financial Information about Geographic Areas

Our Housekeeping segment provided services in Canada during 2015 and 2014, although essentially all of its revenues and net income, 99% in each category, were earned in one geographic area, the United States. The Housekeeping segment no longer provides services to Canada as of December 31, 2015. The Dietary segment provides services only in the United States.

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

We have several clients who each have made a contribution to our total consolidated revenues ranging from 3% to 9% for the year ended December 31, 2015. Although we expect to continue the relationship with these clients, there can be no assurance thereof. The loss, individually or in combination, of such clients, or a significant reduction in the revenues we receive from such clients, could have a material adverse effect on the results of operations of our two operating segments. In addition, if any of these clients change or alter current payment terms it could increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Our clients are concentrated in the health care industry which is currently facing considerable legislative proposals to reform it. Many of our clients rely on reimbursement from Medicare, Medicaid and other third-party payors. Rates from such payors may be altered or reduced, thus affecting our Clients’ results of operations and cash flows.

We provide our services primarily to providers of long-term and post-acute care. In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the "Act"), and is considering further legislation to reform healthcare in the United States which could significantly impact our clients. In July 2011, CMS issued final rulings which, among other things, reduced, effective October 1, 2011, Medicare payments to nursing centers by 11.1% and changed the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries. In January 2013, the U.S. Congress enacted the American Taxpayer Relief Act of 2012, which delayed automatic spending cuts of $1.2 trillion, including reduced Medicare payments to plans and providers up to 2%. These discretionary spending caps were originally enacted under provisions in the Budget Control Act of 2011, an initiative to reduce the federal deficit through the year 2021, also known as “sequestration.” The sequestration went into effect starting March 2013. In December 2013, the U.S. Congress enacted the Bipartisan Budget Act of 2013, which reduces the impact of sequestration over the next two years. This began in fiscal year 2014 and extended the reduction in Medicare payments to plans and providers for two years from 2021 through 2023. Some states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures. We cannot predict what efforts, and to what extent, such legislation and proposals to contain healthcare costs will ultimately impact our clients’ revenues through reimbursement rate modifications. Congress has enacted a number of major laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally highly reliant on Medicare, Medicaid and other third-party payors’ reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients have resulted in, and could continue to result in, significant additional bad debts in the future.

Federal health care reform legislation’s eventual impact, including requiring most individuals to have health insurance and establish new regulation on health plans, may adversely affect our operating costs and results of operations.

The Act includes a large number of health-related provisions that become effective over the next several years, including requiring most individuals to have health insurance and establishing new regulations on health plans. While much of the cost of the recent healthcare legislation enacted began in 2015 due to provisions of the legislation being phased in over time, changes to our healthcare cost structure could have a continuing impact on our operating costs. Providing such additional health insurance benefits to our employees or the payment of penalties if such coverage is not provided, would increase our expense. If we are unable to pass-through these charges to our clients to cover this expense, such increases in expense could adversely impact our operating costs and results of operations.

In addition, under the Act, employers will have to file a significant amount of additional information with the Internal Revenue Service. These and other requirements related to compliance under the Act could result in increased costs, expanded liability exposure, and other changes in the way we provide healthcare and other benefits to our employees.

We have clients located in many states which have had and may continue to experience significant budget deficits and such deficits may result in reduction of reimbursements to nursing homes.

Many states in which our clients are located have significant budget deficits as a result of lower than projected revenue collections and increased demand for the funding of entitlements. As a result of these and other adverse economic factors, state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying those increases. Some states have over the past year indicated they may be unable to make entitlement payments, including Medicaid payments to nursing homes. Any disruption or delay in the distribution of Medicaid and related payments to our clients will adversely affect their liquidity and impact their ability to pay us as agreed upon for the services provided.

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

We self-insure or carry a high deductible, and therefore retain a substantial portion of the risk associated with the expected losses under our general liability and workers' compensation programs. Under our insurance plans for general liability and workers’ compensation, predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost. We regularly evaluate our claims pay-out experience and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluation is based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our known claims experience and/or industry trends result in an unfavorable change in initial estimates of costs to settle such claims resulting from, among other factors, the severity levels of reported claims and medical cost inflation, it would have an adverse effect on our consolidated results of operations, financial condition and cash flows. During 2014, the Company recorded a one-time, non-cash adjustment of $37,416,000 related to a change in estimate and reserve methodology through the utilization of a third party actuary. Although we engage third-party experts to assist us in estimating appropriate insurance accounting reserves, the determination of the required reserves is dependent upon significant actuarial judgments that have a material impact on our reserves. Changes in our insurance reserves as a result of our periodic evaluation of the related liabilities may cause significant volatility in our operating results.

Federal, State and Local tax rules can adversely impact our results of operations and financial position.

We are subject to Federal, State and Local taxes in the United States. Significant judgment is required in determining the provision of income taxes. We believe our income tax estimates are reasonable. Although, if the Internal Revenue Service or other taxing authority disagrees with a taken tax position and upon final adjudication we are unsuccessful, we could incur additional tax liability, including interest and penalty. Such costs and expenses could have a material adverse impact on our results of operations and financial position. Additionally, the taxability of our services is subject to various interpretations within the taxing jurisdictions of our markets. Consequently, in the ordinary course of business, a jurisdiction may contest our reporting positions with respect to the application of its tax code to our services. A conflicting position taken by a state or local taxation authority on the taxability of our services could result in additional tax liabilities which we may not be able to pass on to our clients or could negatively impact our competitive position in that jurisdiction. Additionally, if we fail to comply with applicable tax laws and regulations we could suffer civil or criminal penalties in addition to the delinquent tax assessment. In the taxing jurisdictions where our services have been determined to be subject to tax, the jurisdiction may increase the tax rate assessed on such services. We endeavor to pass-through to our clients such tax increases. In the event we are not able to pass-through any portion of the tax increase, our gross margin could be adversely impacted.

Our business and financial results could be adversely affected by unfavorable results of material litigation or governmental inquiries.

We are currently involved in civil litigations and government inquiries which arise in the ordinary course of business. These matters relate to, among other things, general liability, payroll or employee-related matters, as well as inquiries from governmental agencies. Legal actions could result in substantial monetary damages and expenses and may adversely affect our reputation and business status with our clients whether we are ultimately determined to be liable or not. The outcome of litigation, particularly class action and collective action lawsuits and regulatory actions, is difficult to assess or quantify. The plaintiffs in these types of actions may seek recovery of very large or indeterminate amounts, and estimates may remain unknown for substantial periods of time.

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

We primarily provide our services pursuant to agreements which have a one year term, cancelable by either party upon 30 to 90 days’ notice after the initial 60 to 120 day service agreement period.

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

Governmental regulations related to labor, employment, immigration and health and safety could adversely impact our results of operations and financial condition.

Our business is subject to various federal, state, and local laws and regulations, in areas such as labor, employment, immigration, and health and safety. These laws frequently evolve through case law, legislative changes and changes in regulatory interpretation, implementation and enforcement. Our policies and procedures and compliance programs are subject to adjustments in response to these changing regulatory and enforcement environments. For example, the Department of Labor (“DOL”) recently issued proposed rule changes to the Fair Labor Standards Act (“FLSA”) that would increase the minimum salary threshold for employees exempt from overtime along with an automatic annual increase to this salary threshold. This proposed change, as well as other potential changes, could increase our cost of services provided. Although we have contractual rights to pass cost increases we incur to our clients due to regulatory changes, our delay in, or inability to pass such costs of our compliance with legislative changes and changes in regulatory interpretation or enforcement in general, through to our clients could have a material adverse effect on our financial condition, results of operations and cash flows

In addition, if we fail to comply with applicable laws, we may be subject to lawsuits, investigations, criminal sanctions or civil remedies, including fines, penalties, damages, reimbursement, or injunctions. Also, our clients’ facilities are subject to periodic inspection by federal, state, and local authorities for compliance with state and local departments of health requirements. Expenses resulting from failed inspections of the departments that we service could result in our clients’ being fined and seeking recovery from us, which could also adversely impact our financial condition, results of operations and cash flows.

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

Dietary supplies, to a much greater extent than Housekeeping supplies, are impacted by commodity pricing factors, which in many cases are unpredictable and outside of our control. We endeavor to pass on to clients such increased costs but sometimes we are unable to do so. Even when we are able to pass on te incremental costs to our clients, from time to time, sporadic unanticipated increases in the costs of certain supply items due to market economic conditions may result in a timing delay in passing on such increases to our clients. It is this type of spike in Dietary supplies’ costs that could most adversely affect Dietary’s operating performance. The adverse effect would be realized if we delay in passing on such costs to our clients or in instances where we may not be able to pass such increase on to our clients until the time of our next scheduled service billing review. We endeavor to mitigate the impact of an unanticipated increase in such supplies’ costs through consolidation of vendors, which increases our ability to obtain reduced pricing.

Our cost of labor may be influenced by unanticipated factors in certain market areas or increases in the respective collective bargaining agreements that we are a party to. A substantial number of our employees are hourly employees whose wage rates are affected by increases in the federal or state minimum wage rate. As collective bargaining agreements are renegotiated or minimum wage rates increase, which currently will occur in about eighteen states in 2016, we may need to increase the wages paid to employees. This may be applicable to not only minimum wage employees but also to employees at wage rates which are currently above the minimum wage. Although we have contractual rights to pass such wage increases through to our clients, our delay in, or inability to pass such wage increases through to our clients could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Changes in interest rates and changes in financial market conditions may result in fluctuating and even negative returns in our investments, and could increase the cost of the borrowings under our borrowing agreements.

Although management believes we have a prudent investment policy, we are exposed to fluctuations in interest rates and in the market values of our investment portfolio which could adversely impact our financial condition and results of operations. Our marketable securities are primarily invested in municipal bonds. We believe that our investment criteria which includes reducing our exposure to individual states, requiring certain credit ratings and monitoring our investments’ duration period, reduces our exposure related to the financial duress and budget shortfalls that many state and local governments currently face. Increases in market interest rates in our borrowing agreements that have variable interest rates could adversely affect our payment obligations and adversely affect our liquidity and earnings.

Market expectations are high and rely greatly on execution of our growth strategy and related increases in financial performance.

Management believes the historical price increases of our Common Stock reflect high market expectations for our future operating results. In particular, our ability to attract new clients, through organic growth or acquisitions, has enabled us to execute our growth strategy and increase market share. Our business strategy focuses on growth and improving profitability through obtaining service agreements with new clients, providing new services to existing clients, obtaining modest price increases on service agreements with clients and maintaining internal cost reduction strategies at our various operational levels. In respect to providing new services to new or existing clients, our strategy is to achieve corresponding profit margins in each of our segments. If, in the event we are not able to continue either historical client revenue and profitability growth rates or projected improvement, our operating performance may be adversely affected and the high expectations for our market performance may not be met. Any failure to meet the market’s high expectations for our revenue and operating results may have an adverse effect on the market price of our Common Stock.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our ability to report our financial results on a timely and accurate basis.

We are required to maintain internal control over financial reporting pursuant to Rule 13a-15 under the Exchange Act. Failure to maintain such controls could result in misstatements in our financial statements and potentially subject us to sanctions or investigations by the SEC or other regulatory authorities or could cause us to delay the filing of required reports with the SEC and our reporting of financial results. Any of these events could result in a decline in the market price of our Common Stock. Although we have taken steps to maintain our internal control structure as required, we cannot assure you that control deficiencies will not result in a misstatement in the future.

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

Item 1B.   Unresolved Staff Comments.

None.

Item 2.   Properties.

We lease our corporate offices, located at 3220 Tillman Drive, Suite 300, Bensalem, Pennsylvania 19020. We also lease office space at other locations in Pennsylvania, Colorado, South Carolina, Connecticut, Georgia, Illinois, California and New Jersey. The New Jersey office is the headquarters of our subsidiaries and HCSG Insurance Corp. The other locations serve as divisional or regional offices providing management and administrative services to both of our operating segments in their respective geographical areas.

We are also provided with office and storage space at each of our client facilities.

Management does not foresee any difficulties with regard to the continued utilization of all of the aforementioned premises. We also believe that such properties are sufficient for our current operations.

We presently own laundry equipment, office furniture and equipment, housekeeping equipment and vehicles. Such office furniture and equipment, and vehicles are primarily located at our corporate office, warehouse, and divisional and regional offices. We have housekeeping equipment at all client facilities where we provide services under a full service housekeeping agreement. Generally, the aggregate cost of housekeeping equipment located at each client facility is less than $2,500. Additionally, we have laundry installations at certain client facilities. Our cost of such laundry installations ranges between $5,000 and $100,000. We believe that such laundry equipment, office furniture and equipment, housekeeping equipment and vehicles are sufficient for our current operations.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, $.01 par value (the “Common Stock”), is traded under the symbol “HCSG” on the NASDAQ Global Select Market. As of February 16, 2016, there were approximately 72,177,000 shares of our Common Stock outstanding.

The high and low sales price quotations for our Common Stock during the years ended December 31, 2015 and 2014 ranged as follows:

	2015
Quarter Ended	High	Low
March 31, 2015	$34.75	$29.93
June 30, 2015	$33.90	$29.42
September 30, 2015	$35.49	$31.57
December 31, 2015	$38.49	$33.10

	2014
Quarter Ended	High	Low
March 31, 2014	$29.14	$24.40
June 30, 2014	$30.58	$28.12
September 30, 2014	$30.69	$25.51
December 31, 2014	$31.96	$26.54

Holders

We have been advised by our transfer agent, American Stock Transfer and Trust Company, that we had approximately 550 holders of record of our Common Stock as of February 16, 2016. Based on reports of security position listings compiled for the 2015 annual meeting of shareholders, we believe we may have approximately 7,000 beneficial owners of our Common Stock.

Dividends

We have paid regular quarterly cash dividends since the second quarter of 2003. During 2015, we paid regular quarterly cash dividends totaling $51,375,000 as detailed below:

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Cash dividend per common share	$0.17625	$0.17750	$0.17875	$0.18000
Total cash dividends paid	$12,655,000	$12,760,000	$12,923,000	$13,037,000
Record date	February 20, 2015	May 22, 2015	August 21, 2015	November 20, 2015
Payment date	March 27, 2015	June 26, 2015	September 25, 2015	December 18, 2015

Additionally, on January 26, 2016, our Board of Directors declared a regular quarterly cash dividend of $0.18125 per common share, which will be paid on March 25, 2016 to shareholders of record as of the close of business on February 19, 2016.

Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

Performance Graph

The graph below matches Healthcare Services Group, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the Russell 2000 index, the NASDAQ Composite index, and the S&P Health Care Distributors index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2010 to 12/31/2015.
The Company has changed its indexes for fiscal 2015, removing S&P Health Care Distributers index and replacing it with the Russell 2000 and NASDAQ Composite indexes. The company believes these two indexes more appropriately reflect our performance relative to our peers. As required by Item 201 (e) (4) of Regulation S-K, we are also including the S&P Health Care Distributors index.

Comparison of 5 Year Cumulative Total Return*
Among Healthcare Services Group, Inc., the S&P 500 Index,
the Russell 2000 Index, the NASDAQ Composite Index and the S&P Health Care Distributors Index

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.
Copyright© 2016 Russell Investment Group. All rights reserved.

	December 31,
Company/Index	2010	2011	2012	2013	2014	2015
Healthcare Services Group, Inc.	$100.00	$112.90	$152.79	$191.78	$214.25	$246.72
S&P 500	$100.00	$102.11	$118.45	$156.82	$178.29	$180.75
Russell 2000	$100.00	$95.82	$111.49	$154.78	$162.35	$155.18
NASDAQ Composite	$100.00	$100.53	$116.92	$166.19	$188.78	$199.95
S&P Health Care Distributors	$100.00	$109.38	$127.71	$209.42	$266.00	$283.24

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

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Selected Operating Results
Revenues	$1,436,849	$1,293,183	$1,149,890	$1,077,435	$889,065
Net income	$58,024	$21,850	$47,129	$44,214	$38,156
Basic earnings per common share	$0.81	$0.31	$0.68	$0.65	$0.57
Diluted earnings per common share	$0.80	$0.31	$0.67	$0.65	$0.56
Selected Balance Sheet Date
Total assets	$480,949	$469,579	$425,342	$331,183	$289,695
Stockholders’ equity	$296,456	$275,830	$285,143	$229,570	$217,726
Selected Other Financial Data
Working capital	$269,881	$216,869	$210,089	$200,182	$186,734
Cash dividends per common share	$0.72	$0.69	$0.67	$0.65	$0.63
Weighted average number of common shares outstanding - basic EPS	71,826	70,616	69,206	67,511	66,637
Weighted average number of common shares outstanding - diluted EPS	72,512	71,341	70,045	68,485	67,585

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled "Risk Factors," and elsewhere in this report on Form 10-K. We are on a calendar year end, and except where otherwise indicated below, "2015" refers to the year ended December 31, 2015, "2014" refers to the year ended December 31, 2014 and "2013" refers to the year ended December 31, 2013.

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of December 31, 2015 and the year then ended and the notes accompanying those financial statements contained herein under Item 8.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe that we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to approximately 3,500 facilities in 48 states as of December 31, 2015. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, our clients are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

We provide our services primarily pursuant to full service agreements with our clients. In such agreements, we are responsible for the day to day management of employees located at our clients’ facilities. We also provide services on the basis of a management-only agreement for a limited number of clients. Our agreements with clients typically provide for renewable one year service terms, cancelable by either party upon 30 to 90 days’ notice after the initial 60 to 120 day period.

We are organized into two reportable segments; housekeeping, laundry, linen and other services (“Housekeeping”) and dietary department services (“Dietary”). At December 31, 2015, we provided Housekeeping at essentially all of our 3,500 client facilities, generating approximately 63% or $909,709,000 of 2015 total revenues. Dietary is provided to over 1,000 client facilities at December 31, 2015 and contributed approximately 37% or $527,140,000 of 2015 total revenues.

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

Our ability to acquire new clients and increase revenues is affected by many factors. Competitive factors consist primarily of competing with the potential client utilizing an in-house support staff, as well as local companies which provide services similar to ours. We are unaware of any other companies, on a national or local level, which have a significant presence or impact on our procurement of new clients in our market. We believe the primary revenue drivers of our business are our ability to obtain new clients and to pass through, by means of service billing increases, increases in our cost of providing the services. In addition to the recoupment of costs increases, we endeavor to obtain modest annual revenue increases from our existing clients to preserve current profit margins at the facility level. The primary economic factor in acquiring new clients is our ability to demonstrate the cost-effectiveness of our services, because many of our clients’ revenues are generally highly reliant on Medicare and Medicaid reimbursement funding rates and mechanisms. Therefore, their economic decision-making process in engaging us is driven significantly by their reimbursement funding rate structure in relation to how their costs are currently being reimbursed and the financial impact on their reimbursement as a result of engaging us for the respective services. Another factor is our ability to demonstrate to potential clients the benefit of being relieved of the administrative and operational challenges related to the day-to-day management of their respective department services for which they contract with us. In addition, we must be able to assure new clients that we can to improve the quality of service that they are providing to their patients and residents. We believe the factors discussed above are equally applicable to each of our segments with respect to acquiring new clients and increasing revenues.

Our costs of services can experience volatility and impact our operating performance in two key cost indicators: costs of labor and costs of supplies. The volatility of these costs impacts each segment somewhat differently due to the respective costs as a percentage of that segment’s revenues. Housekeeping is more significantly impacted than Dietary as a consequence of our management of our costs of labor. Labor costs accounted for approximately 80% of Housekeeping revenues. Dietary labor costs accounted for approximately 53% of Dietary revenues. Changes in wage rates as a result of legislative or collective bargaining actions, anticipated staffing levels, and other unforeseen variations in our use of labor at a client service location or in management labor costs will result in volatility of these costs. Housekeeping supplies, including linen products, accounted for approximately 8% of Housekeeping revenues. In contrast, supplies consumed in performing our services is more significant for Dietary and accounted for approximately 39% of Dietary revenues. Generally, the volatility of these expenses is influenced by factors outside of our control and is unpredictable. This is because Housekeeping and Dietary supplies are principally commodity products and affected by market conditions specific to the respective products. Although we endeavor to pass on such increases in labor and supplies costs to our clients, the inability or delay in procuring service billing increases to reflect these additional costs would negatively impact our profit margins.

State Medicaid programs are experiencing increased demand, and with lower revenues than projected, they have fewer resources to support their Medicaid programs. In addition, comprehensive health care legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (together, the “Act”) was signed into law in March 2010. The Act has significantly impacted the governmental healthcare programs in which our clients participate, and reimbursements received thereunder from governmental or third-party payors. In July 2011, Centers for Medicare and Medicaid Services (“CMS”) issued a final rule that reduced Medicare payments to nursing centers by 11.1% and changed the reimbursement for the provision of group rehabilitation therapy services to Medicare beneficiaries. This new rule was effective as of October 1, 2011. Furthermore, in the coming year and beyond, new proposals or additional changes in existing regulations could be made to the Act which could directly impact the governmental reimbursement programs in which our clients participate. As a result, some state Medicaid programs are reconsidering previously approved increases in nursing home reimbursement or are considering delaying or foregoing those increases. A few states have indicated it is possible they will run out of cash to pay Medicaid providers, including nursing homes. Any negative changes in our clients’ reimbursements may negatively impact our results of operations. Although we are currently evaluating the Act’s effect on our client base, we may not know the full effect until such time as these laws are fully implemented and CMS and other agencies issue applicable regulations or guidance. Additionally, even if federal or state legislation is enacted that provides additional funding to Medicaid providers, given the volatility of the economic environment, it is difficult to predict the impact of this legislation on our clients’ liquidity and their ability to make payments to us as agreed.

In January 2013, the U.S. Congress enacted the American Taxpayer Relief Act of 2012, which delayed automatic spending cuts of $1.2 trillion, including reduced Medicare payments to plans and providers up to 2%. These discretionary spending caps were originally enacted under provisions in the Budget Control Act of 2011, an initiative to reduce the federal deficit through the year 2021, also known as “sequestration.” The sequestration went into effect starting March 2013. In December 2013, the U.S. Congress enacted the Bipartisan Budget Act of 2013, which reduces the impact of sequestration over the next two years. This began in fiscal year 2014 and extended the reduction in Medicare payments to plans and providers for two years from 2021 through 2023.

On July 12, 2013, the Company acquired substantially all of the operating assets of Platinum Health Services, LLC, and Platinum Health Services PEO, LLC, (collectively “Platinum”). Platinum was a privately-held provider of professional housekeeping, laundry and maintenance services to long-term and post-acute care facilities and operated solely within the United States. The acquisition has been included within the consolidated results of operations and financial condition from the date of the acquisition.

In fiscal year 2015, the Company transitioned its workers compensation and certain employee health & welfare insurance programs to HCSG Insurance Corp. ("HCSG Insurance" or the "Captive"), its wholly owned captive insurance subsidiary which previously provided general liability coverage to the Company. HCSG Insurance was formed in January 2014 to provide the Company with greater flexibility and cost efficiency in meeting its property & casualty and health & welfare needs. In conjunction with the aforementioned insurance programs being administered and provided by the Captive, during the third quarter 2014, management conducted a review of its self-insurance reserves to enhance its self-insurance estimation process. After analysis and consultation with insurance regulators and advisors, the Company recorded a one-time, non-cash adjustment of $37,416,000 to reflect estimated current and future insurance claims projected to be closed out over the next 15 to 17 years. This tax-effected adjustment was recorded during the third quarter 2014 and is accounted for as a change in estimate, along with charges related to the corporate reorganization, self-funded health insurance program transition and other related expenses, is recorded in our consolidated statements of comprehensive income.

Consolidated Operations

The following table sets forth, for the years indicated, the percentage which certain items bear to consolidated revenues:

	Relation to Consolidated Revenues Years Ended December 31,
	2015	2014	2013
Revenues	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	86.0%	89.3%	86.5%
Selling, general and administrative	7.8%	8.3%	8.0%
Net investment and interest income	0.0%	0.1%	0.3%
Income before income taxes	6.2%	2.5%	5.8%
Income taxes	2.2%	0.8%	1.7%
Net income	4.0%	1.7%	4.1%

Subject to the factors noted in the Cautionary Statement Regarding Forward Looking Statements included in this report, we anticipate, although there can be no assurance thereof, our financial performance in 2016 may be comparable to historical ranges, absent non-recurring charges, as they relate to consolidated revenues. The 2015 and 2013 percentages were negatively impacted by mediated settlements regarding certain labor and employment related matters. The Company agreed to these mediated settlements while denying any violations. 2014 percentages were negatively impacted by a one-time, non-cash adjustment related to a change in estimate in our self-insurance reserve methodology.

Housekeeping is our largest and core reportable segment, representing approximately 63% of 2015 consolidated revenues. Dietary revenues represented approximately 37% of 2015 consolidated revenues.

Although there can be no assurance thereof, we believe that in 2016, Dietary’s revenues, as a percentage of consolidated revenues, will increase from its respective 2015 percentages noted above. Furthermore, we expect the sources of growth in 2016 for the respective operating segments will be primarily the same as historically experienced. Accordingly, although there can be no assurance thereof, the growth in Dietary is expected to come from our current Housekeeping client base, while growth in Housekeeping will primarily come from obtaining new clients.

Years Ended December 31, 2015 and 2014

The following table sets forth 2015 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis compared to 2014 amounts. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level.

	Reportable Segments — For the Year Ended December 31, 2015
				Housekeeping		Dietary
	Consolidated	% Change	Corporate and Eliminations	Amount	% Change	Amount	% Change
Revenues	$1,436,849,000	11.1%	$—	$909,709,000	7.5%	$527,140,000	18.0%
Cost of services provided	1,236,108,000	7.0	(84,658,000)	825,238,000	6.3	495,528,000	17.9
Selling, general and administrative	111,689,000	3.6	111,689,000	—	—	—	—
Investment and interest income	712,000	(56.3)	712,000	—	—	—	—
Income before income taxes	$89,764,000	183.1%	$(26,319,000)	$84,471,000	20.0%	$31,612,000	20.0%

	Reportable Segments — For the Year Ended December 31, 2014
	Consolidated	Corporate & Eliminations	Housekeeping	Dietary
Revenues	$1,293,183,000	$—	$846,610,000	$446,573,000
Cost of services provided	1,155,293,000	(41,157,000)	776,220,000	420,230,000
Selling, general and administrative	107,810,000	107,810,000	—	—
Investment and interest income	1,628,000	1,628,000	—	—
Income before income taxes	$31,708,000	$(65,025,000)	$70,390,000	$26,343,000

Revenues

Consolidated

Consolidated revenues increased 11.1% to $1,436,849,000 in 2015 compared to $1,293,183,000 in 2014 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping’s 7.5% net growth in reportable segment revenues resulted primarily from an increase in revenues attributable to service agreements entered into with new clients.

Dietary’s 18.0% net growth in reportable segment revenues is primarily a result of providing this service to a greater number of existing Housekeeping clients.

Costs of services provided

Consolidated

Consolidated costs of services increased 7% to $1,236,108,000 in 2015 compared to $1,155,293,000 in 2014. The increase in costs of services is a result of growth in our consolidated revenues, partially offset by the one-time, non-cash change in estimate related to our self-insurance liability that occurred during 2014. Certain significant components within our costs of services are subject to fluctuation with the changes in our business and client base. The increase in such components during 2015 compared to 2014 include labor and other labor related costs, housekeeping and dietary supplies and workers' compensation and general liability insurance. Historically, these significant components accounted for approximately 98% of consolidated costs of services.

As a percentage of consolidated revenues, cost of services decreased to 86.0% in 2015 from 89.3% in 2014. The following table provides a comparison of the primary cost of services provided-key indicators that we manage on a consolidated basis in evaluating our financial performance.

Cost of Services Provided-Key Indicators as % of Consolidated Revenue	2015%	2014%	% Change
Bad debt provision	0.3	0.3	—
Workers’ compensation and general liability insurance	3.4	5.5	(2.1)

The bad debt provision remained consistent due to our assessment of the collectability of our accounts and notes receivables. When we evaluate that there is uncertainty associated with the collectability of amounts due from a client, we record a bad debt provision based upon our initial estimate of ultimate collectability. We revise such provision as additional information is available which we believe enables us to make a more accurate estimate of the collectability of an account. Some of our clients may experience liquidity problems because of governmental funding or operational issues. Such liquidity problems may cause them to not pay us as agreed upon or necessitate them filing for bankruptcy protection. In the event of additional clients filing for bankruptcy protection, we would increase our bad debt provision during the reporting period when such filing occurs. Therefore, if more clients file for bankruptcy protection or if we have to increase our current provision related to existing bankruptcies, our bad debt provision may increase from our last two years’ average as a percentage of consolidated revenues.

The workers’ compensation and general liability insurance expense decreased in 2015 due to the 2014 change in estimate which resulted in a one-time, non-cash charge to reflect certain costs related to the estimated current and future insurance claims projected to be paid out over the next 15 to 17 years.

Reportable Segments

Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues for 2015, decreased to 90.7% compared to 91.7% in 2014. Cost of services provided for Dietary, as a percentage of Dietary revenues for 2015, decreased to 94.0% compared to 94.1% in 2014.

The following table provides a comparison of the primary cost of services provided-key indicators, as a percentage of the respective segment’s revenues that we manage on a reportable segment basis in evaluating our financial performance:

Cost of Services Provided-Key Indicators as % of Segment Revenue	2015%	2014%	% Change
Housekeeping labor and other labor costs	79.4	81.0	(1.6)
Housekeeping supplies	8.3	8.2	0.1
Dietary labor and other labor costs	52.9	51.0	1.9
Dietary supplies	38.7	40.7	(2.0)

Housekeeping labor and other labor costs, as a percentage of Housekeeping revenues, decreased primarily due to efficiencies recognized in managing labor at the facility level. The increase in Housekeeping supplies, as a percentage of Housekeeping revenues, resulted primarily from adding more clients where we provide a greater amount of supplies under the terms of our service agreements compared to what we historically provided to our client base.

Dietary labor and other labor costs, as a percentage of Dietary revenues, increased primarily due to inefficiencies in managing these costs at the facility level. The decrease in Dietary supplies, as a percentage of Dietary revenues, is a result of more efficient management of these costs and more favorable vendor pricing programs obtained through further consolidation of dietary supply vendors. Additionally, we experienced an increase in the number of clients where we do not provide all of the food and food related supplies compared to our typical Dietary contracts. This shift within our Dietary segment impacted the trends on the key indicators as a percentage of Dietary revenues.

Consolidated Selling, General and Administrative Expense

	Year Ended December 31,
	2015	2014	% Change
Selling, general and administrative expense w/o deferred compensation change (a)	$111,751,000	$106,599,000	4.8%
Deferred compensation fund (gain)/loss	(62,000)	1,211,000	(105.1)%
Consolidated selling, general and administrative expense (b)	$111,689,000	$107,810,000	3.6%

(a)	Selling, general and administrative expense excluding the change in the market value of the deferred compensation fund.

(b)	Consolidated selling, general and administrative expense reported for the period presented.

Although our growth in consolidated revenues was 11.1% for 2015, selling, general and administrative expenses excluding the change in market value of the deferred compensation fund increased 4.8% or $5,152,000 compared to 2014. Consequently, for 2015, selling, general and administrative expenses (excluding the impact of deferred compensation fund), as a percentage of consolidated revenues, decreased to 7.8% of consolidated revenues as compared to 8.2% in 2014. This percentage decrease resulted primarily from the increase in our payroll and payroll related expenses in advance of the new business, along with professional fees, legal matters and charges related to the corporate reorganization under our wholly owned captive insurance subsidiary and other related expenses which occurred in 2014. The decrease was offset in 2015 by an increase in our legal expenses associated with settlements regarding certain employment related matters, which impacted the year over year compatibility.  In 2016, we expect to incur selling, general and administrative expenses as a percentage of consolidated revenues consistent with historical levels.

For 2015, the portion of our consolidated selling, general and administrative expense attributable to deferred compensation decreased $1,273,000 compared to 2014. The decrease in deferred compensation is a result of unfavorable market value fluctuations on the balance of investments held in our deferred compensation fund as noted below in Consolidated Investment and Interest Income. Consolidated selling, general and administrative expenses increased $3,879,000 or 3.6%.

Consolidated Investment and Net Interest Income

Investment and interest income, as a percentage of consolidated revenues, decreased to 0.0% for 2015 compared to 0.1% for 2014. We recognized a decrease in the market value of the investments held in our deferred compensation fund compared to an increase in the market value in the prior year.

Income before Income Taxes

Consolidated

As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for 2015 increased to 6.2%, as a percentage of consolidated revenues, compared to 2.5% in 2014.

Reportable Segments

Housekeeping’s increase in income before income taxes is primarily attributable to the key indicators discussed above, specifically the increase in reportable segment revenues, as well as the decrease in labor and labor related costs, partially offset by the increase supplies as a percentage of segment revenue.

Dietary’s increase in income before income taxes is primarily attributable to the key indicators discussed above, specifically the increase in reportable segment revenues, as well as the decrease in supplies, partially offset by the increase in labor and labor related costs as a percentage of segment revenue.

Consolidated Income Taxes

Our effective tax rate was 35.4% for 2015 and 31.1% for 2014. Such differences between the effective tax rates and the applicable U.S. federal statutory rate arise primarily from the effect of state and local taxes and tax credits available to the Company. The increase in the effective tax rate is primarily due to the greater impact of tax credits as a percentage of a lower pre-tax book income in 2014 as compared to the current year. The Company receives credits related to the Work Opportunity Tax Credit (“WOTC”) program which has had a history of expiration with short renewal periods. The WOTC expired at December 31, 2013 and was not renewed again for the 2014 year until December 2014 as part of the Tax Increase Prevention Act of 2014. The tax effect of this renewal was recorded in the fourth quarter of 2014. The WOTC expired again at December 31, 2014, but was renewed by the Protecting Americans From Tax Hikes Act of 2015 and is now scheduled to expire on December 31, 2019. The tax effect of this renewal was recorded in the fourth quarter of 2015.

Absent any other significant change in federal or state and local tax laws, we expect our effective tax rate for 2016 to be within the range of 36.5% to 37.5% since the WOTC program has been extended through 2019. Other than the effect of the WOTC, our effective tax rate differs from the federal income tax statutory rate principally because of the effect of state and local income taxes. The Company continues to analyze the effect of the 2015 corporate reorganization but does not foresee a significant effect on the effective tax rate at this time.

Consolidated Net Income

As a result of the matters discussed above, consolidated net income as a percentage of revenue for 2015 increased to 4.0% compared to 1.7% in 2014.

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

Although our growth in consolidated revenues was 12.5% for 2014, selling, general and administrative expenses excluding the change in market value of the deferred compensation fund increased 19.8% or $17,606,000 compared to 2013. Consequently, for 2014, selling, general and administrative expenses (excluding the impact of deferred compensation fund), as a percentage of consolidated revenues, increased to 8.2% of consolidated revenues as compared to 7.7% in 2013. This percentage increase resulted primarily from the increase in our payroll and payroll related expenses in advance of the new business, professional fees, legal matters and charges related to the corporate reorganization under our wholly owned captive insurance subsidiary and other related expenses.

For 2014, the portion of our consolidated selling, general and administrative expense attributable to deferred compensation decreased $1,794,000 compared to 2013. The decrease in deferred compensation is a result of unfavorable market value fluctuations on the balance of investments held in our deferred compensation fund as noted below in Consolidated Investment and Interest Income. Consolidated selling, general and administrative expenses increased $15,812,000 or 17.2%.

Consolidated Investment and Interest Income

Investment and interest income, as a percentage of consolidated revenues, decreased to 0.1% for 2014 compared to 0.3% for 2013. We recognized a decrease in the market value of the investments held in our deferred compensation fund compared to an increase in the market value in the prior year.

Income before Income Taxes

Consolidated

As a result of the discussion above related to revenues and expenses, consolidated income before income taxes for 2014 decreased to 2.5% as a percentage of consolidated revenues, compared to 5.8% in 2013.

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

Consolidated Income Taxes

Our effective tax rate was 31.1% for 2014 and 29.1% for 2013. Such differences between the effective tax rates and the applicable U.S. federal statutory rate arise primarily from the effect of state and local taxes and tax credits available to the Company. The increase in the effective tax rate is primarily due to the impact of tax credits in 2013 for 2012 and 2013 as compared to 2014. The Company receives credits related to the Work Opportunity Tax Credit (“WOTC”) program but this program expired at December 31, 2011. The WOTC was subsequently renewed, but not until January 2, 2013, as part of The American Taxpayer Relief Act of 2012. The tax effect of a change in tax law is recognized in the period in which the date of the enactment occurs. Since the WOTC was renewed in 2013, the total tax effect of additional expected credits for 2012 was included in this period. In addition, the WOTC expired again at December 31, 2013 and was not renewed again for the 2014 year until December 2014 as part of the Tax Increase Prevention Act of 2014. The tax effect of this renewal was recorded in the fourth quarter of 2014.

Consolidated Net Income

As a result of the matters discussed above, consolidated net income as a percentage of revenue for 2014 decreased to 1.7% compared to 4.1% in 2013.

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

Summarized below for the years 2013 through 2015 are the aggregate account balances for the three Allowance criteria noted above, net of write-offs of client accounts, bad debt provision and allowance for doubtful accounts.

Year Ended	Aggregate Account Balances of Clients in Bankruptcy or in/or Pending Collection/Litigation	Net Write-offs of Client Accounts	Bad Debt Provision	Allowance for Doubtful Accounts
2013	$6,047,000	$2,041,000	$1,990,000	$3,919,000
2014	$14,903,000	$2,253,000	$4,470,000	$6,136,000
2015	$12,073,000	$5,863,000	$4,335,000	$4,608,000

At December 31, 2015, we identified accounts totaling $12,073,000 that require an Allowance based on potential impairment or loss of value. An Allowance totaling $4,608,000 was provided for these accounts at such date. Actual collections of these accounts could differ from that which we currently estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance would decrease net income by approximately $241,000.

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

Accrued Insurance Claims

We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance, which comprise approximately 45% of our liabilities at December 31, 2015. Under our insurance plans for general liability and workers' compensation, predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost. Our accounting for this plan is affected by various uncertainties, such as historical claims, pay-out experience, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by a third party actuary. Evaluations of our accrued insurance claims estimate as of the balance sheet date are based primarily on current information derived from our actuarial valuation which assist in quantifying and valuing these trends. In the event that our claims experience and/or industry trends result in an unfavorable change resulting from, among other factors, the severity levels of reported claims and medical cost inflation, as compared to historical claim trends, it would have an adverse effect on our results of operations and financial condition. Under these plans, predetermined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.

For workers’ compensation and general liability, we record a reserve for the estimated future cost of claims and related expenses that have been reported but not settled, including an estimate of claims incurred but not reported that are developed as a result of a review of our historical data and open claims, which is based on estimates provided by a third party actuary.

A summary of the changes in our total self-insurance liability is as follows:

	Year Ended December 31,
	2015	2014	2013
Accrued insurance claims - January 1,	$68,262,000	$26,178,000	$22,562,000
Claim payments	(27,883,000)	(24,879,000)	(26,091,000)
Reserve accruals:
Current year accruals	41,870,000	30,642,000	19,854,000
Changes to the provision for prior years	—	36,321,000	9,853,000
Change in accrued insurance claims	$13,987,000	$42,084,000	$3,616,000
Accrued insurance claims - December 31,	$82,250,000	$68,262,000	$26,178,000

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

Liquidity and Capital Resources

At December 31, 2015, we had cash and cash equivalents, and marketable securities of $102,685,000 and working capital of $269,881,000 compared to December 31, 2014 cash, cash equivalents and marketable securities of $87,079,000 and working capital of $216,869,000. We view our cash and cash equivalents and marketable securities as our principal measure of liquidity. Our current ratio at December 31, 2015 increased to 3.8 to 1 from 2.8 to 1 at December 31, 2014. The increase in working capital resulted primarily from the increases in our marketable securities, accounts and notes receivable (from our 11.1% increase in revenues), inventories and supplies, prepaid expenses and other, and decreases in our accounts payable and accrued payroll and payroll taxes. This increase was partially negatively impacted by the decrease in cash and cash equivalents and deferred income taxes and increases in our other accrued expenses and income taxes payable primarily resulting from the timing of such payments at December 31, 2015 as compared with December 31, 2014, as well as an increase in our accrued insurance claims liability. On an historical basis, our operations have produced consistent cash flow and have required limited capital resources. We believe our current and near term cash flow positions will enable us to fund our continued anticipated growth.

Operating Activities

The net cash provided by our operating activities was $63,361,000 for 2015. The principal sources of net cash flows from operating activities for 2015 was net income adjusted for non-cash charges to operations for bad debt provisions, stock-based compensation, depreciation and amortization, deferred income taxes and unrealized gains and losses, which totaled $90,234,000. Additionally, operating activities' cash flows increased by $21,790,000 in 2015 as a result of the increases in accounts payable and other accrued expenses ($2,403,000), deferred compensation liability ($1,113,000), income tax payable ($5,997,000), and accrued insurance claims ($13,987,000) and decrease in prepaid expenses and other assets ($1,710,000). These operating cash inflows were partially offset by the cash outflows of $48,663,000 as a result of the increases in accounts and notes receivable, net ($18,854,000), inventories and supplies ($846,000), deferred compensation funding ($649,000) and the decrease in accrued payroll and payroll taxes ($28,314,000).

Investing Activities

The net cash used in our investing activities was $62,314,000 for 2015. The principal uses of net cash flows from investing activities for 2015 was $57,583,000 of net purchases of marketable securities and $4,998,000 for the purchase of housekeeping equipment, computer software and equipment, food service equipment and furniture & fixtures. See “Capital Expenditures” below.

Financing Activities

We have paid regular quarterly cash dividends since the second quarter of 2003. During 2015, we paid to shareholders regular quarterly cash dividends totaling $51,375,000 as follows.

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Cash dividend per common share	$0.17625	$0.17750	$0.17875	$0.18000
Total cash dividends paid	$12,655,000	$12,760,000	$12,923,000	$13,037,000
Record date	February 20, 2015	May 22, 2015	August 21, 2015	November 20, 2015
Payment date	March 27, 2015	June 26, 2015	September 25, 2015	December 18, 2015

Additionally, on January 26, 2016, our Board of Directors declared a regular quarterly cash dividend of $0.18125 per common share, which will be paid on March 25, 2016 to shareholders of record as of the close of business on February 19, 2016.

The dividends paid to shareholders during the year ended December 31, 2015 were funded by the existing cash, cash equivalents and marketable securities held by the Company. At December 31, 2015 and 2014, we had $102,685,000 and $87,079,000, respectively, in cash, cash equivalents and marketable securities. Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

During 2015 we elected not to purchase any of our common stock but we remain authorized to purchase 1,689,000 shares of our common stock pursuant to previous Board of Directors’ approvals.

During 2015 we received proceeds of $6,251,000 from the exercise of stock options by employees and directors. Additionally, as a result of deductions derived from the stock option exercises, we recognized an income tax benefit of $1,873,000.

Contractual Obligations

Our future contractual obligations and commitments at December 31, 2015 consist of the following:

	Payments Due by Period
Year Ending	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Operating Lease Obligations	$7,771,000	$1,172,000	$1,890,000	$1,530,000	$3,179,000

Line of Credit

We have a $200,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At December 31, 2015, there were no borrowings under the line of credit. However, at such date, we had outstanding a $78,259,000 (decreased to $68,778,000 on January 1, 2016) irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $78,259,000 at December 31, 2015 (decreased to $68,778,000 on January 1, 2016).

The line of credit requires us to satisfy one financial covenant. Such covenant and its respective status at December 31, 2015 was as follows:

Covenant Description and Requirement	Status at December 31, 2015
Funded debt(1) to EBITDA(2) ratio: less than 3.00 to 1.00	0.80

(1)	All indebtedness for borrowed money, including but not limited to capitalized lease obligations, reimbursement obligations in respect of letters of credit and guaranties of any such indebtedness.

(2)	Net income plus interest expense plus income tax expense plus depreciation plus amortization plus extraordinary non-recurring losses/gains.

As noted above, we complied with our financial covenant at December 31, 2015 and expect to continue to remain in compliance with such financial covenant. The line of credit expires on December 18, 2018.

Pledged Assets and Collateral

On December 29, 2014, we entered into a Security Interest, Pledge and Assignment of Deposit Account (the "Pledge") with Wells Fargo Bank, National Association (the “Bank”) as collateral for the Promissory Note (the “Note”) dated December 29, 2014 between the Company’s third party payroll administrator and the Bank. The Company entered into the Pledge at year end due to the timing of payroll funding and the holidays. On January 2, 2015, the Company's third party payroll administrator satisfied its payment obligation under the Note, and accordingly, the Company's Pledge was terminated. As of December 31, 2014, the cash associated with the Pledge was held in the Company's operating cash account, and used to fund the Company's operations and general operating expenses. The Company concluded that the pledge was immaterial to our statement of financial position as it represented less than 6% and 5%, respectively, of current assets and total assets as of December 31, 2014. Additionally, the commitment had no material impact on the Company's consolidated results of operations for the year ended December 31, 2014.

Accounts and Notes Receivable

We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Congress has enacted a number of laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally dependent on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At December 31, 2015 and 2014, we had $16,830,000 and $16,945,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

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

In January 2013, the U.S. Congress enacted the American Taxpayer Relief Act of 2012, which delayed automatic spending cuts of $1.2 trillion, including reduced Medicare payments to plans and providers up to 2%. These discretionary spending caps were originally enacted under provisions in the Budget Control Act of 2011, an initiative to reduce the federal deficit through the year 2021, also known as “sequestration.” The sequestration went into effect starting March 2013. In December 2013, the U.S. Congress enacted the Bipartisan Budget Act of 2013, which reduces the impact of the sequestration over the next two years. This began in fiscal year 2014 and extended the reduction in Medicare payments to plans and providers for two years from 2021 through 2023.

We have had varying collection experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful

Accounts) of $4,335,000, $4,470,000 and $1,990,000 in the years ended December 31, 2015, 2014 and 2013, respectively. As a percentage of total revenues, these provisions represent approximately 0.3% for each of the years ended December 31, 2015 and 2014 and 0.2% for the year ended December 31, 2013. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

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

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment purchases, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2016, we estimate that for the period we will have capital expenditures of $4,500,000 to $6,000,000 in connection with housekeeping equipment purchases, food services equipment and laundry and linen equipment installations in our clients’ facilities, as well as expenditures relating to internal data processing hardware and software requirements, computer equipment and furniture & fixtures. All such capital expenditures totaled $4,998,000 in 2015. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would, if necessary, seek to obtain necessary working capital from such sources as long-term debt or equity financing.

Material Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, other than our irrevocable standby letter of credit and pledge previously discussed for the period ended December 31, 2014.

Effects of Inflation

Although there can be no assurance thereof, we believe that in most instances we will be able to recover increases in costs attributable to inflation by passing through such cost increases to our clients.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

At December 31, 2015, we had $102,685,000 in cash, cash equivalents and marketable securities. In accordance with U.S. GAAP, the fair value of all of our cash equivalents and marketable securities is determined based on "Level 1" or “Level 2” inputs, which consist of quoted prices whose value is based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Item 8.   Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Healthcare Services Group, Inc.

We have audited the accompanying consolidated balance sheets of Healthcare Services Group, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (a) (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Services Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York
February 19, 2016

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Healthcare Services Group, Inc. (“Healthcare”, "We" or the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company’s management used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "2013 Framework").

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, for the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting as of December 31, 2015 is effective as a whole.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent auditors have audited, and reported on, the Company’s internal control over financial reporting as of December 31, 2015.

/s/ Theodore Wahl	/s/ John C. Shea
Theodore Wahl	John C. Shea
Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Financial and Accounting Officer)
February 19, 2016	February 19, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Healthcare Services Group, Inc.

We have audited the internal control over financial reporting of Healthcare Services Group, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated February 19, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York
February 19, 2016

Healthcare Services Group, Inc.
Consolidated Balance Sheets

	December 31,
	2015	2014
ASSETS:
Current assets:
Cash and cash equivalents	$33,189,000	$75,280,000
Marketable securities, at fair value	69,496,000	11,799,000
Accounts and notes receivable, less allowance for doubtful accounts of $4,608,000 in 2015 and $6,136,000 in 2014	214,854,000	198,128,000
Inventories and supplies	36,308,000	35,462,000
Deferred income taxes	604,000	3,455,000
Prepaid income taxes	—	912,000
Prepaid expenses and other	11,495,000	9,792,000
Total current assets	365,946,000	334,828,000
Property and equipment, net	13,086,000	12,772,000
Goodwill	44,438,000	44,438,000
Other intangible assets, less accumulated amortization of $19,473,000 in 2015 and $16,232,000 in 2014	17,108,000	20,349,000
Notes receivable — long term portion, net of reserve	2,972,000	5,179,000
Deferred compensation funding, at fair value	25,391,000	24,742,000
Deferred income taxes — long term portion	11,963,000	27,233,000
Other noncurrent assets	45,000	38,000
Total Assets	$480,949,000	$469,579,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$41,472,000	$43,554,000
Accrued payroll, accrued and withheld payroll taxes	18,062,000	47,696,000
Other accrued expenses	3,115,000	3,861,000
Income taxes payable	3,212,000	—
Accrued legal expenses	10,464,000	5,100,000
Accrued insurance claims	19,740,000	17,748,000
Total current liabilities	96,065,000	117,959,000
Accrued insurance claims — long term portion	62,510,000	50,514,000
Deferred compensation liability	25,918,000	25,276,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 73,793,000 shares issued and outstanding in 2015 and 72,878,000 shares issued and outstanding in 2014	738,000	729,000
Additional paid-in capital	199,294,000	186,022,000
Retained earnings	106,886,000	100,237,000
Accumulated other comprehensive income, net of taxes	543,000	25,000
Common stock in treasury, at cost, 1,759,000 shares in 2015 and 1,821,000 shares in 2014	(11,005,000)	(11,183,000)
Total stockholders’ equity	296,456,000	275,830,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$480,949,000	$469,579,000

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2015	2014	2013
Revenues	$1,436,849,000	$1,293,183,000	$1,149,890,000
Operating costs and expenses:
Costs of services provided	1,236,108,000	1,155,293,000	995,104,000
Selling, general and administrative	111,689,000	107,810,000	91,998,000
Other income:
Investment and interest	712,000	1,628,000	3,701,000
Income before income taxes	89,764,000	31,708,000	66,489,000
Income taxes	31,740,000	9,858,000	19,360,000
Net income	$58,024,000	$21,850,000	$47,129,000

Per share data:
Basic earnings per common share	$0.81	$0.31	$0.68
Diluted earnings per common share	$0.80	$0.31	$0.67

Weighted average number of common shares outstanding:
Basic	71,826,000	70,616,000	69,206,000
Diluted	72,512,000	71,341,000	70,045,000

Comprehensive income:
Net income	$58,024,000	$21,850,000	$47,129,000
Other comprehensive income:
Unrealized gain (loss) on available for sale marketable securities, net of taxes	518,000	(24,000)	(78,000)
Total comprehensive income	$58,542,000	$21,826,000	$47,051,000

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$58,024,000	$21,850,000	$47,129,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,660,000	7,269,000	6,204,000
Bad debt provision	4,335,000	4,470,000	1,990,000
Deferred income tax (benefit) expense	17,842,000	(15,059,000)	(4,922,000)
Stock-based compensation expense	3,541,000	3,080,000	2,607,000
Tax benefit from equity compensation plans	(1,873,000)	(2,626,000)	(2,615,000)
Amortization of premium on marketable securities	681,000	354,000	537,000
Unrealized (gain) loss on deferred compensation fund investments	24,000	(1,216,000)	(2,820,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	(18,854,000)	(13,492,000)	(50,879,000)
Inventories and supplies	(846,000)	(3,015,000)	(3,772,000)
Prepaid expenses and other assets	(1,710,000)	(417,000)	790,000
Notes receivable — long term	—	600,000	(3,956,000)
Deferred compensation funding	(649,000)	(2,542,000)	(4,369,000)
Accounts payable and other accrued expenses	2,403,000	492,000	25,961,000
Accrued payroll, accrued and withheld payroll taxes	(28,314,000)	11,813,000	6,349,000
Accrued insurance claims	13,987,000	42,084,000	3,616,000
Deferred compensation liability	1,113,000	4,248,000	7,721,000
Income taxes payable	5,997,000	(163,000)	2,587,000
Net cash provided by operating activities	63,361,000	57,730,000	32,158,000

Cash flows from investing activities:
Disposals of fixed assets	267,000	83,000	158,000
Additions to property and equipment	(4,998,000)	(5,795,000)	(3,762,000)
Purchases of marketable securities	(75,150,000)	(5,140,000)	(6,598,000)
Sales of marketable securities	17,567,000	4,392,000	15,807,000
Cash paid for acquisition	—	—	(5,000,000)
Net cash (used in) provided by investing activities	(62,314,000)	(6,460,000)	605,000

Cash flows from financing activities:
Dividends paid	(51,375,000)	(49,077,000)	(46,707,000)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	113,000	110,000	107,000
Tax benefit from equity compensation plans	1,873,000	2,626,000	2,615,000
Proceeds from the exercise of stock options	6,251,000	6,196,000	6,428,000
Net cash used in financing activities	(43,138,000)	(40,145,000)	(37,557,000)

Net change in cash and cash equivalents	(42,091,000)	11,125,000	(4,794,000)
Cash and cash equivalents at beginning of the period	75,280,000	64,155,000	68,949,000
Cash and cash equivalents at end of the period	$33,189,000	$75,280,000	$64,155,000

Supplementary Cash Flow Information:
Cash paid for interest	$258,000	$156,000	$4,000
Cash paid for income taxes, net of refunds	$7,901,000	$25,080,000	$21,694,000

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Stockholders’ Equity

	Years Ended December 31, 2015, 2014 and 2013
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2012	70,036,000	700,000	113,495,000	127,000	127,042,000	(11,794,000)	229,570,000
Comprehensive income:
Net income for the period					47,129,000		47,129,000
Unrealized loss on available for sale marketable securities, net of taxes				(78,000)			(78,000)
Comprehensive income							47,051,000
Exercise of stock options and other stock-based compensation, net of shares tendered for payment	617,000	7,000	6,381,000			40,000	6,428,000
Tax benefit from equity compensation plans			2,615,000				2,615,000
Share-based compensation expense — stock options and restricted stock			2,045,000				2,045,000
Treasury shares issued for Deferred Compensation Plan funding and redemptions			294,000			66,000	360,000
Shares issued pursuant to Employee Stock Plans			1,370,000			472,000	1,842,000
Cash dividends					(46,707,000)		(46,707,000)
Shares issued pursuant to Dividend Reinvestment Plan			309,000			(202,000)	107,000
Shares issued pursuant to current year acquisition			41,820,000			—	41,832,000
Balance, December 31, 2013	71,868,000	719,000	168,329,000	49,000	127,464,000	(11,418,000)	285,143,000
Comprehensive income:
Net income for the period					21,850,000		21,850,000
Unrealized loss on available for sale marketable securities, net of taxes				(24,000)			(24,000)
Comprehensive income							21,826,000
Exercise of stock options and other stock-based compensation, net of shares tendered for payment	534,000	5,000	6,191,000				6,196,000
Tax benefit from equity compensation plans			2,626,000				2,626,000
Share-based compensation expense — stock options and restricted stock			2,705,000				2,705,000
Treasury shares issued for Deferred Compensation Plan funding and redemptions			459,000			57,000	516,000
Shares issued pursuant to Employee Stock Plans			1,457,000			394,000	1,851,000
Cash dividends					(49,077,000)		(49,077,000)
Shares issued pursuant to Dividend Reinvestment Plan			326,000			(216,000)	110,000
Shares issued pursuant to prior year acquisition	476,000	5,000	(5,000)				—
Balance, December 31, 2014	72,878,000	$729,000	$186,022,000	$25,000	$100,237,000	$(11,183,000)	$275,830,000
Comprehensive income:
Net income for the period					58,024,000		58,024,000
Unrealized gain on available for sale marketable securities, net of taxes				518,000			518,000
Comprehensive income							58,542,000
Exercise of stock options and other stock-based compensation, net of shares tendered for payment	386,000	4,000	6,247,000				6,251,000
Tax benefit from equity compensation plans			1,873,000				1,873,000
Share-based compensation expense — stock options and restricted stock			3,033,000				3,033,000
Treasury shares issued for Deferred Compensation Plan funding and redemptions			418,000			70,000	488,000
Shares issued pursuant to Employee Stock Plans			1,363,000			338,000	1,701,000
Cash dividends					(51,375,000)		(51,375,000)
Shares issued pursuant to Dividend Reinvestment Plan			343,000			(230,000)	113,000
Shares issued pursuant to previous acquisition	529,000	5,000	(5,000)				—
Balance, December 31, 2015	73,793,000	$738,000	$199,294,000	$543,000	$106,886,000	$(11,005,000)	$296,456,000

See accompanying notes.

Healthcare Services Group, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

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

We provide our services primarily pursuant to full service agreements with our clients. In such agreements, we are responsible for the day to day management of the employees located at our clients’ facilities. We also provide services on the basis of a management-only agreement for a very limited number of clients. Our agreements with clients typically provide for a one year service term, cancelable by either party upon 30 to 90 days’ notice, after the initial 60 to 120 day period.

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

Fair Value of Financial Instruments

Our financial instruments consist principally of cash and cash equivalents, marketable securities, accounts and notes receivable, deferred compensation funding and accounts payable. Our marketable securities consist of tax-exempt municipal bond investments that are reported at fair value with the unrealized gains and losses included in our consolidated statements of comprehensive income. In accordance with generally accepted accounting principles in the United States ("U.S. GAAP"), we define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The fair value of our cash equivalents and marketable securities is determined based on “Level 2” inputs, which consist of quoted prices for similar assets or market corroborated inputs. We believe recorded values of all of our financial instruments approximate their current fair values because of their nature, stated interest rates and respective maturity dates or durations.

We have certain notes receivable that either do not bear interest or bear interest at a below market rate. Therefore, such notes receivable of $6,472,000 and $10,208,000 at December 31, 2015 and 2014, respectively, have been discounted to their present value and are reported at values of $6,460,000 and $10,196,000 at December 31, 2015 and 2014, respectively.

Cash and Cash Equivalents

Cash and cash equivalents are held in U.S. financial institutions or in custodial accounts with U.S. financial institutions. Cash and cash equivalents are defined as short-term, highly liquid investments with a maturity of three months or less at time of purchase that are readily convertible into cash and have insignificant interest rate risk.

Investments in Marketable Securities

We define our marketable securities as fixed income investments which are highly liquid investments that can be readily purchased or sold using established markets. At December 31, 2015, we had marketable securities of $69,496,000 which were comprised primarily of tax exempt municipal bonds. These investments are reported at fair value on our balance sheet. For the year ended December 31, 2015, the accumulated other comprehensive income on our consolidated balance sheet, statements of comprehensive income and stockholders’ equity includes unrealized gains from marketable securities of $543,000 related to marketable securities which are not recognized under the fair value option in accordance with U.S. GAAP. The unrealized gains and losses are recorded net of income taxes.

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

Our investment policy is to seek to manage these assets to achieve our goal of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. Our investment policy limits investment to certain types of instruments issued by institutions primarily with investment grade credit ratings and places restrictions on concentration by type and issuer.

We periodically review our investments in marketable securities for other than temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of December 31, 2015, we believe that recorded value of our investments in marketable securities was recoverable in all material respects.

Inventories and Supplies

Inventories and supplies include housekeeping, linen and laundry supplies, as well as food provisions and supplies. Inventories and supplies are stated at cost to approximate a first-in, first-out (FIFO) basis. Linen supplies are amortized on a straight-line basis over their estimated useful life of 24 months.

Property and Equipment

Property and equipment are stated at cost. Additions, renewals and improvements are capitalized, while maintenance and repair costs are expensed when incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in income. Depreciation is provided by the straight-line method over the following estimated useful lives: laundry and linen equipment installations — 3 to 7 years; housekeeping, and office furniture and equipment — 3 to 7 years; autos and trucks — 3 years. Depreciation expense on property and equipment for the years ended December 31, 2015, 2014 and 2013 was $4,419,000, $3,946,000 and $3,373,000, respectively.

Revenue Recognition

Revenues from our service agreements with clients are recognized as services are performed. Revenues are reported net of sales taxes that are collected from customers and remitted to taxing authorities.

As a distributor of laundry equipment, we occasionally sell laundry installations to certain clients. The sales in most cases represent the construction and installation of a turn-key operation and are for payment terms ranging from 24 to 60 months. Our accounting policy for these sales is to recognize the gross profit over the life of the payments associated with our financing of the transactions. During 2015, 2014 and 2013, laundry installation sales were not material.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. We accrue for probable tax obligations as required by facts and circumstances in the various regulatory environments. In addition, deferred tax assets and liabilities are recognized for expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. If appropriate, we would record a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not. Deferred tax assets and liabilities are more fully described in subsequent Note 13.

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

Advertising Costs

Advertising costs are expensed when incurred. Advertising costs were not material for the years ended December 31, 2015, 2014 and 2013.

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

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets with finite lives are amortized on a straight-line basis over their respective lives. Goodwill represents the excess of costs over the fair value of net assets of the acquired business. We review the carrying values of goodwill at least annually during the fourth quarter of each year to assess impairment because these assets are not amortized. Additionally, we review the carrying value of any intangible asset or goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. We assess impairment by comparing the fair value of an identifiable intangible asset or reporting unit with its carrying value. Impairments are recorded when incurred. No impairment loss was recognized on our intangible assets and goodwill for the years ended December 31, 2015, 2014 or 2013.

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

Change in Accounting Estimate

In fiscal year 2015, the Company transitioned its workers compensation and certain employee health & welfare insurance programs to HCSG Insurance Corp. ("HCSG Insurance" or the "Captive"), its wholly owned captive insurance subsidiary which was previously providing general liability coverage to the Company. HCSG Insurance was formed in January 2014 to provide the Company with greater flexibility and cost efficiency in meeting its property & casualty and health & welfare needs. In conjunction with the aforementioned insurance programs being administered and provided by the Captive, during the third quarter 2014, management conducted a review of its self-insurance reserves to enhance its self-insurance estimation process. After analysis and consultation with insurance regulators and advisors, the Company recorded a non-cash adjustment of $37,416,000 to reflect estimated current and future insurance claims projected to be closed out over the next 15 to 17 years. This tax-effected adjustment was recorded in the third quarter 2014 and is accounted for as a change in estimate, along with charges related to the corporate reorganization, self-funded health insurance program transition and other related expenses in our consolidated statements of comprehensive income.

Concentrations of Credit Risk

The accounting guidance requires the disclosure of significant concentrations of credit risk, regardless of the degree of such risk. Financial instruments, as defined by U.S. GAAP, which potentially subject us to concentrations of credit risk, consist principally of cash and cash equivalents, marketable securities, deferred compensation funding and accounts and notes receivable. We define our marketable securities as fixed income investments which are highly liquid investments that can be readily purchased or sold using established markets. At December 31, 2015 and 2014, substantially all of our cash and cash equivalents, and marketable securities were held in one large financial institution located in the United States.

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

In January 2013, the U.S. Congress enacted the American Taxpayer Relief Act of 2012, which delayed automatic spending cuts, including reduced Medicare payments to plans and providers up to 2%. These discretionary spending caps were originally enacted under provisions in the Budget Control Act of 2011, an initiative to reduce the federal deficit through 2021, also known as “sequestration.” The sequestration went into effect starting March 2013. In December 2013, the U.S. Congress enacted the Bipartisan Budget Act of 2013, which reduces the impact of the sequestration over the next two years. This began in fiscal year 2014 and extended the reduction in Medicare payments to plans and providers for two years from 2021 through 2023.

Significant Clients

We have several clients who each have made a contribution to our total consolidated revenues ranging from 3% to 9% for the year ended December 31, 2015. Although we expect to continue relationships with these clients, there can be no assurance thereof. The loss of such clients, or a significant reduction in the revenues we receive from these clients, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such clients change their respective payment terms it could increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2015-17, Balance Sheet Classification of Deferred Taxes. The amendment in this ASU requires that deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent in a classified statement of financial position. The guidance becomes effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company does not expect the guidance in this ASU to have a material impact on our consolidated financial statements and related disclosures.

In September 2015, the Financial Accounting Standards Board issued ASU 2015-16, Business Combinations (Topic 805). The amendments in this ASU require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Additionally, this ASU requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this ASU eliminate the requirement to retrospectively account for those adjustments. This ASU is effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.The Company does not expect the guidance in this ASU to have a material impact on our consolidated financial statements and related disclosures.

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

Upon the achievement of certain financial and retention targets, the Platinum stockholders were eligible for contingent consideration paid by the future issuance of 1,005,000 shares of the Company's common stock. As of December 31, 2015, all shares of contingent consideration were earned and distributed to the Platinum stockholders. The Company's obligation to pay contingent consideration has been appropriately classified as equity within the financial statements.

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

Note 3—Changes in Accumulated Other Comprehensive Income by Component

U.S. GAAP establishes standards for presenting information about significant items reclassified out of accumulated other comprehensive income by component. As of December 31, 2015 and 2014, respectively, we generated other comprehensive income from one component. This component relates to the unrealized gains and losses from our available for sale marketable securities during a given reporting period.

The following table provides a summary of changes in accumulated other comprehensive income, net of taxes:

Unrealized Gains and Losses on Available for Sale Securities (1)
Accumulated other comprehensive income — December 31, 2012	$127,000
Other comprehensive loss before reclassifications	(43,000)
Amounts reclassified from accumulated other comprehensive income (2)(3)	(35,000)
Net current period change in other comprehensive income	(78,000)
Accumulated other comprehensive income — December 31, 2013	$49,000
Other comprehensive loss before reclassifications	(16,000)
Amounts reclassified from accumulated other comprehensive income (2)(3)	(8,000)
Net current period change in other comprehensive income	(24,000)
Accumulated other comprehensive income — December 31, 2014	$25,000
Other comprehensive income before reclassifications	535,000
Amounts reclassified from accumulated other comprehensive income (2)(3)	(17,000)
Net current period change in other comprehensive income	518,000
Accumulated other comprehensive income — December 31, 2015	$543,000

(1)	All amounts are net of tax.

(2)	Realized gains and losses are recorded pre-tax in the other income - investment and interest caption on our consolidated statements of comprehensive income.

(3)
For the years ended December 31, 2015, 2014 and 2013, the Company recorded $27,000, $12,000 and $49,000 of realized gains from the sale of available for sale securities. Refer to Note 6 herein for further information.

Note 4—Property and Equipment

Property and equipment is recorded at cost. Depreciation is recorded over the estimated useful life of each class of depreciable assets, and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

The following table sets forth the amounts of property and equipment by each class of depreciable assets as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Laundry and linen equipment installations	$1,117,000	$2,578,000
Housekeeping and office equipment and furniture	29,852,000	33,546,000
Autos and trucks	138,000	232,000
Total property and equipment, at cost	31,107,000	36,356,000
Less accumulated depreciation	18,021,000	23,584,000
Total property and equipment, net	13,086,000	12,772,000

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $4,419,000, $3,946,000 and $3,373,000 respectively.

Note 5—Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired of businesses and is not amortized. Goodwill is evaluated for impairment on an annual basis, or more frequently if impairment indicators arise, using a fair-value-based test that compares the fair value of the reporting unit to its carrying value. The carrying value of goodwill as of December 31, 2015 and 2014 was $44,438,000 in both periods.

The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful life (between 7 and 10 years).

The following table sets forth the amounts of our identifiable intangible assets subject to amortization, which were acquired in acquisitions.

	December 31,
	2015	2014
Customer relationships	$35,781,000	$35,781,000
Non-compete agreements	800,000	800,000
Total other intangibles, gross	36,581,000	36,581,000
Less accumulated amortization	19,473,000	16,232,000
Other intangibles, net	$17,108,000	$20,349,000

The customer relationships and non-compete agreements have a weighted-average amortization period of eight years. As of December 31, 2014, the Company's non-compete agreements have been fully amortized.

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the following five fiscal years:

Period/Year	Customer Relationships
2016	$2,699,000
2017	2,427,000
2018	2,328,000
2019	2,130,000
2020	2,130,000
Thereafter	5,394,000

Amortization expense for the years ended December 31, 2015, 2014 and 2013 was $3,241,000, $3,323,000 and $2,831,000, respectively.

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

The Company’s financial instruments consist mainly of cash and cash equivalents, available for sale marketable securities, accounts and notes receivable, prepaid expenses and other, and accounts payable (including income taxes payable and accrued expenses). The carrying value of these financial instruments approximate their fair value because of their short-term nature. The fair value of financial instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The following tables provide fair value measurement information for our marketable securities and deferred compensation fund investment assets as of December 31, 2015 and 2014:

	As of December 31, 2015
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable securities
Municipal bonds — available for sale	$69,496,000	$69,496,000		$69,496,000	$—

Deferred compensation fund
Money Market	$3,896,000	$3,896,000	$—	3,896,000	$—
Balanced and Lifestyle	9,136,000	9,136,000	9,136,000	—	—
Large Cap Growth	5,218,000	5,218,000	5,218,000	—	—
Small Cap Growth	2,275,000	2,275,000	2,275,000	—	—
Fixed Income	2,624,000	2,624,000	2,624,000	—	—
International	1,025,000	1,025,000	1,025,000	—	—
Mid Cap Growth	1,217,000	1,217,000	1,217,000	—	—
Deferred compensation fund	$25,391,000	$25,391,000	$21,495,000	$3,896,000	$—

	As of December 31, 2014
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable securities
Municipal bonds — available for sale	$11,799,000	$11,799,000	$—	$11,799,000	$—

Deferred compensation fund
Money Market	$4,278,000	$4,278,000	$—	$4,278,000	$—
Balanced and Lifestyle	8,885,000	8,885,000	8,885,000	—	—
Large Cap Growth	4,856,000	4,856,000	4,856,000	—	—
Small Cap Value	2,392,000	2,392,000	2,392,000	—	—
Fixed Income	2,081,000	2,081,000	2,081,000	—	—
International	1,097,000	1,097,000	1,097,000	—	—
Mid Cap Growth	1,153,000	1,153,000	1,153,000	—	—
Deferred compensation fund	$24,742,000	$24,742,000	$20,464,000	$4,278,000	$—

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-than-temporary Impairments
December 31, 2015
Type of security:
Municipal bonds — available for sale	68,640,000	869,000	(13,000)	69,496,000	—
Total debt securities	$68,640,000	$869,000	$(13,000)	$69,496,000	$—
December 31, 2014
Type of security:
Municipal bonds — available for sale	11,758,000	48,000	(7,000)	11,799,000	—
Total debt securities	$11,758,000	$48,000	$(7,000)	$11,799,000	$—
December 31, 2013
Type of security:
Municipal bonds — available for sale	11,364,000	83,000	(2,000)	11,445,000	—
Total debt securities	$11,364,000	$83,000	$(2,000)	$11,445,000	$—

For the years ended December 31, 2015, 2014 and 2013, we received total proceeds, less the amount of interest received, of $16,432,000, $3,905,000 and $14,985,000, respectively, from sales of available for sale municipal bonds. These sales resulted in realized gains of $27,000, $12,000 and $49,000 recorded in other income – investment and interest caption on our statement of comprehensive income for the years ended December 31, 2015, 2014 and 2013, respectively. The basis for the sale of these securities was a specific identification of each bond sold during this period.

The following tables include contractual maturities of debt securities held at December 31, 2015 and 2014, which are classified as marketable securities in the consolidated Balance Sheets.

	Municipal Bonds — Available for Sale
Contractual maturity:	December 31, 2015	December 31, 2014
Maturing in one year or less	$774,000	$4,343,000
Maturing after one year through five years	13,852,000	7,456,000
Maturing after five years through ten years	36,273,000	—
Maturing after ten years	18,597,000	—
Total debt securities	$69,496,000	$11,799,000

Note 7— Accounts and Notes Receivable

We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to its program participants. Congress has enacted a number of laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because our clients’ revenues are generally dependent on Medicare and Medicaid reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. Accounts and notes receivable are stated net of an allowance for doubtful accounts. At December 31, 2015 and 2014, we had $16,830,000 and $16,945,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

Note 8— Allowance for Doubtful Accounts

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

In January 2013, the U.S. Congress enacted the American Taxpayer Relief Act of 2012, which delayed automatic spending cuts, including reduced Medicare payments to plans and providers up to 2%. These discretionary spending caps were originally enacted under provisions in the Budget Control Act of 2011, an initiative to reduce the federal deficit through 2021, also known as “sequestration.” The sequestration went into effect starting March 2013. In December 2013, the U.S. Congress enacted the Bipartisan Budget Act of 2013, which reduces the impact of the sequestration over the next two years. This began in fiscal year 2014 and extended the reduction in Medicare payments to plans and providers for two years from 2021 through 2023.

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

	Year Ended December 31,
	2015	2014	2013
Bad debt provision	$4,335,000	$4,470,000	$1,990,000

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

Impaired Notes Receivable

We evaluate our notes receivable for impairment quarterly and on an individual client basis. Notes receivable considered impaired are generally attributable to clients that are either in bankruptcy, are subject to collection activity or those slow payers that are experiencing financial difficulties. In the event that our evaluation results in a determination that a note receivable is impaired, it is valued at the present value of expected cash flows or market value of related collateral. Summary schedules of impaired notes receivable, and the related reserve, for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Impaired Notes Receivable
Year ended December 31,	Balance Beginning of Year	Additions	Deductions	Balance End of Year	Average Outstanding Balance
2015	$10,208,000	$395,000	$4,132,000	$6,471,000	$8,340,000
2014	$2,892,000	$9,124,000	$1,808,000	$10,208,000	$6,550,000
2013	$1,639,000	$1,267,000	$14,000	$2,892,000	$2,266,000

	Reserve for Impaired Notes Receivable
Year ended December 31,	Balance Beginning of Year	Additions	Deductions	Balance End of Year
2015	$3,031,000	$99,000	$991,000	$2,139,000
2014	$2,019,000	$2,489,000	$1,477,000	$3,031,000
2013	$958,000	$1,072,000	$11,000	$2,019,000

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

Note 9 — Lease Commitments

We lease office facilities, equipment and autos under operating leases expiring on various dates through 2020. Certain office leases contain renewal options. The following is a schedule, by calendar year, of future minimum lease payments under operating leases that have remaining terms as of December 31, 2015.

Period/Year	Operating Leases
2016	$1,172,000
2017	1,073,000
2018	817,000
2019	775,000
2020	755,000
Thereafter	3,179,000
Total minimum lease payments	$7,771,000

Certain property leases provide for scheduled rent escalations. We do not consider the scheduled rent escalations to be material to our operating lease expenses individually or in the aggregate. Total expense for all operating leases was as follows:

	Year Ended December 31,
	2015	2014	2013
Operating lease expense	$2,003,000	$1,210,000	$1,239,000

Note 10— Share-Based Compensation

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

In addition to the 2012 Plan, the Company also had two compensation plans at December 31, 2015 which are described below: the Employee Stock Purchase Plan (the “ESPP”) and the Supplemental Executive Retirement Plan (the “SERP”).

The Nominating, Compensation and Stock Option Committee of the Board of Directors is responsible for determining the individuals who will be granted stock awards, the number of stock awards each individual will receive, the price per share (in accordance with the terms of our 2012 Plan), and the exercise period of each stock award.

A summary of stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013 is as follows:

	December 31,
	2015	2014	2013
Stock Options	$2,781,000	$2,596,000	$2,017,000
Restricted Stock	252,000	109,000	28,000
Employee Stock Purchase Plan ("ESPP")	509,000	375,000	562,000
Total pre-tax stock-based compensation expense charged against income (1)	$3,542,000	$3,080,000	$2,607,000

(1)	Stock-based compensation expense is recorded in the selling, general and administrative caption in our consolidated statements of comprehensive income.

With respect to our SERP, we recorded expense of $538,000, $497,000 and $538,000 (representing the Company’s 25% match of participants’ deferrals) for the years ended December 31, 2015, 2014 and 2013, respectively. Both the SERP match and deferrals are included in the selling, general and administrative caption in our consolidated statements of comprehensive income.

We have outstanding stock awards that were granted under the Pre-existing Plans to non-employee directors, officers and employees of the Company and other specified groups, depending on the Pre-existing Plan. As of December 31, 2015, 4,258,000 shares of common stock were reserved for issuance under our 2012 Plan, including 1,797,000 shares which are available for future grant. The stock price will not be less than the fair market value of the common stock on the date the award is granted. No stock award will have a term in excess of ten years. Since 2008, all awards granted under the Pre-existing Plans or the 2012 Plan become vested and exercisable ratably over a five year period on each yearly anniversary date of the stock grant.

A summary of our stock option activity under the 2012 Plan is as follows:

	2015		2014		2013
	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares
Beginning of period	$19.45	2,362,000	$16.05	2,483,000	$13.18	2,632,000
Granted	30.30	561,000	28.02	535,000	23.50	564,000
Cancelled	26.59	(80,000)	21.95	(122,000)	18.18	(88,000)
Exercised	16.46	(382,000)	11.66	(534,000)	10.37	(625,000)
End of period	$22.16	2,461,000	$19.45	2,362,000	$16.05	2,483,000

The weighted average grant-date fair value of stock options granted during 2015, 2014 and 2013 was $6.64, $8.24 and $6.81 per option, respectively.

During 2015, 2014 and 2013, the Company granted 25,000, 14,000 and 6,000 shares, respectively, of restricted stock with weighted average grant date fair values of $30.30, $28.02 and $23.50 per share, respectively.

A summary of our non-vested stock-based compensation is as follows:

	2015		2014		2013
	Weighted Average Grant Date Fair Value	Number of Non-vested Shares	Weighted Average Grant Date Fair Value	Number of Non-vested Shares	Weighted Average Grant Date Fair Value	Number of Non-vested Shares
Beginning of period	$6.17	1,465,000	$4.72	1,559,000	$3.45	1,592,000
Granted	30.30	561,000	8.24	535,000	6.81	564,000
Vested	5.17	(486,000)	3.90	(517,000)	3.09	(518,000)
Forfeited	6.70	(79,000)	6.05	(112,000)	4.77	(79,000)
End of period	$6.65	1,461,000	$6.17	1,465,000	$4.72	1,559,000

The following table summarizes other information about our outstanding stock options at December 31, 2015, 2014 and 2013.

Stock Options	2015	2014	2013
Range of exercise prices	$10.39-$30.30	$10.39 - $28.02	$6.07 - 23.50
Outstanding:
Weighted average remaining contractual life (years)	6.5	6.7	6.5
Aggregate intrinsic value	$31,285,000	$27,118,000	$30,599,000
Exercisable:
Number of shares	1,000,000	895,000	922,000
Weighted average remaining contractual life (years)	4.8	5.1	4.5
Aggregate intrinsic value	$18,225,000	$14,457,000	$15,053,000
Exercised:
Aggregate intrinsic value	$6,497,000	$9,303,000	$9,139,000

Fair Value Estimates

The fair value of stock awards granted during 2015, 2014 and 2013 was estimated on the date of grant using the Black-Scholes option valuation model based on the following assumptions:

	2015	2014	2013
Risk-free interest rate	1.90%	1.90%	1.50%
Weighted average expected life in years	5.8 years	5.9 years	6.0 years
Expected volatility	27.2%	36.9%	38.9%
Dividend yield	2.20%	2.40%	2.80%
Forfeiture rate	3.00%	3.00%	3.00%

Other Information

Other information pertaining to activity of our stock awards during the years ended December 31, 2015, 2014 and 2013 was as follows:

	2015	2014	2013
Total grant-date fair value of stock awards granted	$4,027,000	$4,268,000	$3,412,000
Total fair value of stock awards vested during period	$2,719,000	$2,051,000	$1,897,000
Total unrecognized compensation expense related to non-vested stock awards	$7,108,000	$6,492,000	$4,963,000

For the years ended December 31, 2015, 2014 and 2013, the unrecognized compensation cost related to stock awards granted but not yet vested, as reported above, was expected to be recognized over a weighted average remaining period of four years.

Employee Stock Purchase Plan

We have an ESPP for all eligible employees. All full-time and certain part-time employees who have completed two years of continuous service with us are eligible to participate. On April 12, 2011, the Board of Directors extended the ESPP for an additional five offerings through 2016. Annual offerings commence and terminate on the respective year’s first and last calendar day.

Under the ESPP, we are authorized to issue up to 4,050,000 shares of our common stock to our employees. Pursuant to such authorization, we have 2,362,000 shares available for future grant at December 31, 2015. Furthermore, under the terms of the ESPP, eligible employees may contribute through payroll deductions up to $21,250 (85% of IRS limitation) of their compensation toward the purchase of the Company's common stock. No employee may purchase common stock which exceeds $25,000 in fair market value (determined on the date of grant) for each calendar year. The price per share is equal to the lower of 85% of the fair market price on the first day of the offering period, or 85% of the fair market price on the day of purchase.

The following table summarizes information about our ESPP annual offerings for the years ended December 31, 2015, 2014 and 2013:

	ESPP Annual Offering
	2015	2014	2013
Common shares purchased	59,000	55,000	65,000
Per common share purchase price	$26.29	$24.11	$19.75
Amount expensed under ESPP	$509,000	$375,000	$562,000
Net proceeds from issuance	$1,558,000	$1,326,000	$1,288,000
Common shares date of issue	Jan 6, 2016	Jan 7, 2015	Jan 3, 2014

Deferred Compensation Plan

We have a SERP for certain key executives and employees. The SERP is not qualified under Section 401 of the Internal Revenue Code. Effective in Plan year 2010, the Plan was amended to allow participants to defer up to 25% of their earned income on a pre-tax basis. As of the last day of each plan year, each participant will receive a 25% match of up to 15% of their deferral in the form of our Common Stock based on the then current market value. SERP participants fully vest in our matching contribution three years from the first day of the initial year of participation. The income deferred and our matching contributions are unsecured and subject to the claims of our general creditors.

Under the SERP, we are authorized to issue up to 1,013,000 shares of our common stock to our employees. Pursuant to such authorization, we have 421,000 shares available for future grant at December 31, 2015 (after deducting the 2015 funding of 15,000 shares delivered in 2016). In the aggregate, since initiation of the SERP, the Company’s 25% match has resulted in 591,000 shares (including the 2015 funding of shares delivered in 2016) being issued to the trustee. At the time of issuance, such shares were accounted for at cost, as treasury stock. At December 31, 2015, approximately 359,000 of such shares are vested and remain in the respective active participants’ accounts.

The following table summarizes information about our SERP for the plan years ended December 31, 2015, 2014 and 2013:

	SERP Plan Year
	2015		2014		2013
Amount of company match expensed under SERP	$538,000		$497,000		$538,000
Treasury shares issued to fund SERP expense	15,000		16,000		19,000
SERP trust account balance at December 31	$37,765,000	(1)	$35,310,000	(1)	$31,415,000	(1)
Unrealized gain (loss) recorded in SERP liability account	$(62,000)		$1,211,000		$3,005,000

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

Note 11— Other Employee Benefit Plans

Retirement Savings Plan

Since October 1, 1999, we have had a retirement savings plan for employees (the “RSP”) under Section 401(k) of the Internal Revenue Code. The RSP allows eligible employees to contribute up to fifteen percent (15)% of their eligible compensation on a pre-tax basis. There is no match by the Company.

Note 12— Dividends

We have paid regular quarterly cash dividends since the second quarter of 2003. During 2015, we paid regular quarterly cash dividends totaling $51,375,000 as detailed below:

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Cash dividend per common share	$0.17625	$0.17750	$0.17875	$0.18000
Total cash dividends paid	$12,655,000	$12,760,000	$12,923,000	$13,037,000
Record date	February 20, 2015	May 22, 2015	August 21, 2015	November 20, 2015
Payment date	March 27, 2015	June 26, 2015	September 25, 2015	December 18, 2015

Additionally, on January 26, 2016, our Board of Directors declared a regular quarterly cash dividend of $0.18125 per common share, which will be paid on March 11, 2016 to shareholders of record as of the close of business on February 19, 2016.

Cash dividends on our outstanding weighted average number of basic common shares for the years ended December 31, 2015, 2014 and 2013 was as follows:

	December 31,
	2015	2014	2013
Cash dividends per common share	$0.72	$0.69	$0.67

Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

Note 13— Income Taxes

The following table summarizes the provision for income taxes:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$11,917,000	$21,030,000	$19,045,000
State	2,173,000	4,095,000	5,381,000
	14,090,000	25,125,000	24,426,000
Deferred:
Federal	13,646,000	(12,708,000)	(4,172,000)
State	4,004,000	(2,559,000)	(894,000)
	17,650,000	(15,267,000)	(5,066,000)
Tax Provision	$31,740,000	$9,858,000	$19,360,000

Deferred income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax basis of assets and liabilities.

Significant components of our federal and state deferred tax assets and liabilities are as follows:

	Years Ended December 31,
	2015	2014
Net current deferred assets (liabilities):
Allowance for doubtful accounts	$1,819,000	$2,427,000
Accrued insurance claims — current	1,389,000	5,974,000
Expensing of housekeeping supplies	(6,463,000)	(6,622,000)
Other	3,859,000	1,676,000
	$604,000	$3,455,000
Net noncurrent deferred assets (liabilities):
Deferred compensation	$9,191,000	$8,681,000
Non-deductible reserves	5,000	5,000
Depreciation of property and equipment	(3,237,000)	(3,160,000)
Accrued insurance claims — noncurrent	4,397,000	19,982,000
Amortization of intangibles	971,000	1,229,000
Other	636,000	496,000
	$11,963,000	$27,233,000

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

A reconciliation of the provision for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2015	2014	2013
Tax expense computed at statutory rate	$31,418,000	$11,098,000	$23,271,000
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	4,015,000	998,000	2,916,000
Federal jobs credits	(3,900,000)	(2,925,000)	(7,121,000)
Tax exempt interest	(132,000)	(13,000)	(29,000)
Other, net	339,000	700,000	323,000
	$31,740,000	$9,858,000	$19,360,000

Management performs an evaluation each period of its tax positions taken and expected to be taken in tax returns. The evaluation is performed on positions relating to tax years that remain subject to examination by major tax jurisdictions, the earliest of which is the tax year ended December 31, 2011. Based on our evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Therefore, the table reporting on the change in the liability for unrecognized tax benefits during the year ended December 31, 2015 is omitted as there is no activity to report in such account for the year ended December 31, 2015, and there was no balance of unrecognized tax benefits at the beginning of the year.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Note 14—Related Party Transactions

A director is a member of a law firm which was retained by us. During the years ended December 31, 2015, 2014 and 2013, fees received from us by such firm did not exceed $120,000 in any period. Additionally, such fees did not exceed, in any period, 5% of such firm’s revenues or the Company's revenues.

Note 15—Segment Information

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

	Housekeeping Services	Dietary Services	Corporate and Eliminations		Total
Year Ended December 31, 2015
Revenues	$909,709,000	$527,140,000	$—		$1,436,849,000
Income before income taxes	84,471,000	31,612,000	(26,319,000)	(1)	89,764,000
Depreciation and amortization	6,488,000	685,000	487,000		7,660,000
Total assets	228,116,000	104,797,000	148,036,000	(2)	480,949,000
Capital expenditures	$3,586,000	$336,000	$1,076,000		$4,998,000

Year Ended December 31, 2014
Revenues	$846,610,000	$446,573,000	$—		$1,293,183,000
Income before income taxes	70,390,000	26,343,000	(65,025,000)	(1)	31,708,000
Depreciation and amortization	6,114,000	662,000	493,000		7,269,000
Total assets	223,440,000	95,861,000	150,278,000	(2)	469,579,000
Capital expenditures	$4,375,000	$391,000	$1,029,000		$5,795,000

Year Ended December 31, 2013
Revenues	$759,093,000	$390,797,000	$—		$1,149,890,000
Income before income taxes	68,872,000	21,244,000	(23,627,000)	(1)	66,489,000
Depreciation and amortization	5,105,000	693,000	406,000		6,204,000
Total assets	213,397,000	92,424,000	119,521,000	(2)	425,342,000
Capital expenditures	$2,726,000	$460,000	$576,000		$3,762,000

(1)
Represents primarily corporate office cost and related overhead, recording of certain inventories and supplies and workers compensation costs at the reportable segment level which use accounting methods that differ from those used at the corporate level, as well as consolidated subsidiaries’ operating expenses that are not allocated to the reportable segments, net of investment and interest income. Additionally, during 2014, the Company recorded a one-time, non-cash change in estimate related to our self-insurance liability which was not allocated to the reportable segments.

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

Total Revenues from Clients

The following revenues earned from clients differ from segment revenues reported above due to the inclusion of adjustments used for segment reporting purposes by management. We earned total revenues from clients in the following service categories:

	Year Ended December 31,
	2015	2014	2013
Housekeeping services	$631,875,000	$589,820,000	$514,180,000
Laundry and linen services	275,477,000	254,777,000	241,540,000
Dietary services	527,140,000	446,573,000	390,797,000
Maintenance services and other	2,357,000	2,013,000	3,373,000
	$1,436,849,000	$1,293,183,000	$1,149,890,000

Note 16— Earnings Per Common Share

Basic net earnings per share are computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted net earnings per share. The computations of basic net earnings per share and diluted net earnings per share for 2015, 2014 and 2013 are as follows:

	Year ended December 31, 2015
	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net income	$58,024,000
Basic earnings per common share	$58,024,000	71,826,000	$0.81
Effect of dilutive securities:
Stock options and unvested restricted stock		686,000	(0.01)
Diluted earnings per common share	$58,024,000	72,512,000	$0.80

	Year ended December 31, 2014
	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net income	$21,850,000
Basic earnings per common share	$21,850,000	70,616,000	$0.31
Effect of dilutive securities:
Stock options and unvested restricted stock		725,000	—
Diluted earnings per common share	$21,850,000	71,341,000	$0.31

	Year ended December 31, 2013
	Income (Numerator)	Shares (Denominator)	Per-share Amount

Net income	$47,129,000
Basic earnings per common share	$47,129,000	69,206,000	$0.68
Effect of dilutive securities:
Stock options and unvested restricted stock		839,000	(0.01)
Diluted earnings per common share	$47,129,000	70,045,000	$0.67

For the years ended December 31, 2015, 2014 and 2013, options to purchase 918,000, 516,000 and 546,000 shares, respectively, were excluded from the computation of diluted earnings per common share as the exercise price of such options were in excess of the average market value of our common stock at the respective year end.

Note 17—Other Contingencies

We have a $200,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At December 31, 2015, there were no borrowings under the line of credit. However, at such date, we had outstanding a $78,259,000 (decreased to $68,778,000 on January 1, 2016) irrevocable standby letter of credit which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $78,259,000 at December 31, 2015. The line of credit requires us to satisfy one financial covenant. We are in compliance with our financial covenant at December 31, 2015 and expect to continue to remain in compliance with such financial covenant. This line of credit expires on December 18, 2018. We believe the line of credit will be renewed at that time.

On December 29, 2014, we entered into a Security Interest, Pledge and Assignment of Deposit Account (the "Pledge") with a different bank (the “Bank”) as collateral for the Promissory Note (the “Note”) dated December 29, 2014 between the Company’s third party payroll administrator and the Bank. The Company entered into the Pledge at year end due to the timing of payroll funding and the holidays. On January 2, 2015, the Company's third party payroll administrator satisfied its payment obligation under the Note, and accordingly, the Company's Pledge was terminated. As of December 31, 2014, the cash associated with the Pledge was held in the Company's operating cash account, and used to fund the Company's operations and general operating expenses. The Company concluded that the pledge was immaterial to our statement financial position as it represented less than 6% and 5%, respectively, of current assets and total assets as of December 31, 2014. Additionally, the commitment had no material impact on the Company's consolidated results of operations for the year ended December 31, 2014.

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

In January 2013, the U.S. Congress enacted the American Taxpayer Relief Act of 2012, which delayed automatic spending cuts, including reduced Medicare payments to plans and providers up to 2%. These discretionary spending caps were originally enacted under provisions in the Budget Control Act of 2011, an initiative to reduce the federal deficit through the year 2021, also known as “sequestration.” The sequestration went into effect starting March 2013. In December 2013, the U.S. Congress enacted the Bipartisan Budget Act of 2013, which reduces the impact of the sequestration over the next two years. This began in fiscal year 2014 and extended the reduction in Medicare payments to plans and providers for two years from 2021 through 2023.

Note 18—Accrued Insurance Claims

We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance, which comprise approximately 45% of our liabilities at December 31, 2015. Under our insurance plans for general liability and workers' compensation, predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost. Our accounting for this plan is affected by various uncertainties, such as historical claims, pay-out experience, demographic factors, industry trends, severity factors, and other actuarial assumption calculated by a third party actuary. Evaluations of our accrued insurance claims estimate as of the balance sheet date are based primarily on current information derived from our actuarial valuation which assist in quantifying and valuing these trends. In the event that our claims experience and/or industry trends result in an unfavorable change resulting from, among other factors, the severity levels of reported claims and medical cost inflation, as compared to historical claim trends, it would have an adverse effect on our results of operations and financial condition. Under these plans, predetermined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.

For workers' compensation and general liability, we record a reserve for the estimated future cost of claims and related expenses that have been reported but not settled, including an estimate of claims incurred but not reported that are developed as a result of a review of our historical data and open claims, which is based on estimated provided by a third party actuary.

Note 19—Subsequent Events

We evaluated all subsequent events through the date these financial statements are being filed with the SEC. There were no events or transactions occurring during this subsequent reporting period which require recognition or additional disclosure in these financial statements.

Note 20—Selected Quarterly Financial Data (Unaudited)

The following tables summarize the unaudited quarterly financial data for the last two fiscal years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Revenues	$355,246,000	$355,356,000	$360,165,000	$366,082,000
Operating costs and expenses	$330,699,000	$329,341,000	$332,090,000	$355,667,000
Income before income taxes	$25,054,000	$26,257,000	$26,741,000	$11,712,000
Net income	$15,516,000	$16,288,000	$17,086,000	$9,134,000
Basic earnings per common share(1)	$0.22	$0.23	$0.24	$0.13
Diluted earnings per common share(1)	$0.22	$0.23	$0.24	$0.13
Cash dividends per common share(1)	$0.18	$0.18	$0.18	$0.18
2014
Revenues	$312,165,000	$319,295,000	$320,099,000	$341,624,000
Operating costs and expenses	$289,417,000	$298,055,000	$355,132,000	$320,499,000
Income before income taxes	$23,129,000	$22,043,000	$(35,083,000)	$21,619,000
Net income	$14,639,000	$13,921,000	$(22,182,000)	$15,472,000
Basic earnings per common share(1)	$0.21	$0.20	$(0.31)	$0.22
Diluted earnings per common share(1)	$0.21	$0.20	$(0.31)	$0.22
Cash dividends per common share(1)	$0.17	$0.17	$0.17	$0.18

(1)	Year-to-date earnings and cash dividends per common share amounts may differ from the sum of quarterly amounts due to rounding.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Grant Thornton, LLP, our independent registered public accounting firm, also audited our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s audit report are included in this Annual Report on Form 10-K within Part II, Item 8 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”.

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

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The information regarding directors and executive officers is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to its shareholders in connection with its 2016 Annual Meeting of Shareholders and to be filed within 120 days of the close of the year ended December 31, 2015.

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

Item 11.   Executive Compensation.

The information regarding executive compensation is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to shareholders in connection with its 2016 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2015.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to shareholders in connection with its 2016 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ending December 31, 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth for the Company’s equity compensation plans, on an aggregated basis, the number of shares of its Common Stock subject to outstanding stock awards, the weighted-average exercise price of stock awards, and the number of shares remaining available for future award grants as of December 31, 2015.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,461,000	(1)	$22.16	4,580,000	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	2,461,000		$22.16	4,580,000

(1)	Represents shares of Common Stock issuable upon exercise of outstanding stock awards granted under the 2012 Equity Incentive Plan and carryover shares from Pre-existing Plans.

(2)
Includes stock awards to purchase 1,797,000 shares available for future grant under the Company’s 2012 Equity Incentive Plan and carryover shares from Pre-existing Plans. Also includes 2,362,000 and 421,000 shares available for issuance under the Company’s 1999 Employee Stock Purchase Plan (the "1999 Plan") as amended and the Company's Amended and Restated Deferred Compensation Plan. Treasury shares may be issued under the 1999 Plan and the Company's Amended and Restated Deferred Compensation Plan.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information regarding certain relationships and related transactions, and director independence is incorporated herein by reference to the Company’s definitive proxy statement mailed to shareholders in connection with its 2016 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2015.

Item 14.   Principal Accountant Fees and Services.

The information regarding principal accountant fees and services is incorporated herein by reference to the Company’s definitive proxy statement mailed to shareholders in connection with its 2016 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2015.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)	The following financial statements, schedules and exhibits are filed as part of this report:

1.	Index to Consolidated Financial Statements — The Financial Statements required by this item are listed on the Index to Financial Statements in Part II, Item 8 of this report.

2.	Index to Financial Statement Schedules —

a.	Schedule II—Valuation and Qualifying Accounts and Reserves; and

b.	Other financial statement schedules are not included because they are not required or the information is otherwise shown in the financial statements or notes thereto.

3.	Index to Exhibits —

a.	The exhibits listed below are filed as part of, or are incorporated by reference into, this report.

(b)	See Item 15(a)(3) above.

(c)	See Item 15(a)(2) above.

Healthcare Services Group, Inc.
Schedule II — Valuation and Qualifying Accounts and Reserves

		Additions
Description	Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (A)	Ending Balance
2015
Allowance for Doubtful Accounts	$6,136,000	$4,335,000	$—	$5,863,000	$4,608,000
2014
Allowance for Doubtful Accounts	$3,919,000	$4,470,000	$—	$2,253,000	$6,136,000
2013
Allowance for Doubtful Accounts	$3,970,000	$1,990,000	$—	$2,041,000	$3,919,000

(A) Represents write-offs

Exhibit Index

The following Exhibits are filed as part of this Report (references are to Reg. S-K Exhibit Numbers):

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
2.1	Asset Purchase Agreement, dated July 11, 2013, among Healthcare Services Group, Inc., Platinum Health Services, LLC, Platinum Health Services PEO, LLC, Joseph Foy, Platinum SG Equities LLC, Walnut Court Capital Advisors, LLC, Z Capital LLC, Simon Ganz and Seth E. Gribetz	8-K	0-12015	7/16/2013	2.1	—
3.1	Amended and Restated Articles of Incorporation of the Registrant as of May 30, 2000	10-K	0-12015	3/21/2001	3.2	—
3.2	Amendment to the Amended and Restated Articles of Incorporation of the Registrant as of May 22, 2007	8-K	0-12015	5/24/2007	3.1	—
3.3	Second Amended and Restated Bylaws of the Registrant as of February 17, 2015	10-K	0-12015	2/19/2015	3.3	—
4.1	Specimen Certificate of the Common Stock, $.01 par value, of the Registrant	S-18	2-87625-W	—	4.1	—
4.2†	Healthcare Services Group, Inc. Employee Stock Purchase Plan	S-8	333-92835	12/15/1999	4(a)	—
4.3†	Healthcare Services Group, Inc. Amendment to Employee Stock Purchase Plan	S-8	333-107467	7/30/2003	—	—
4.5†	Healthcare Services Group, Inc. Amended and Restated Deferred Compensation Plan	10-Q	0-12015	10/22/2012	10.1	—
10.1†	Healthcare Services Group, Inc. 2012 Equity Incentive Plan	10-Q	0-12015	7/27/2012	10.1	—
10.2	Healthcare Services Group, Inc. Dividend Reinvestment Plan	S-3D	333-108182	8/22/2003	—	—
10.3	Amended and Restated Loan Agreement dated as of December 18, 2013	8-K	0-12015	12/19/2013	99.2	—
10.4	Amended and Restated Committed Line of Credit Note dated as of December 18, 2013	8-K	0-12015	12/19/2013	99.3	—
10.5	Consent and Amendment to Loan Documents, dated as of July 9, 2015	10-Q	0-12015	7/14/2015	99.2	—
10.6	Amended and Restated Committed Line of Credit Note, dated as of July 9, 2015	10-Q	0-12015	7/14/2015	99.3	—
21	Subsidiaries of Healthcare Services Group, Inc.	—	—	—	—	X
23	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	—	—	—	—	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	—	—	—	—	X
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	—	—	—	—	X
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	—	—	—	—	X
101	The following financial information from the Company's Form 10-K for the fiscal year ended December 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders' Equity, and (v) Notes to Consolidated Financial Statements	—	—	—	—	X

†	Indicates a management plan or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 19, 2016	HEALTHCARE SERVICES GROUP, INC.
(Registrant)

	By:	/s/ Theodore Wahl
Theodore Wahl
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Theodore Wahl	Director and President and Chief Executive Officer	February 19, 2016
Theodore Wahl	(Principal Executive Officer)

/s/ John C. Shea	Chief Financial Officer	February 19, 2016
John C. Shea	(Principal Financial and Accounting Officer)

/s/ Daniel P. McCartney	Chairman of the Board	February 19, 2016
Daniel P. McCartney

/s/ Michael E. McBryan	Director and Executive Vice President	February 19, 2016
Michael E. McBryan

/s/ John M. Briggs	Director	February 19, 2016
John M. Briggs

/s/ Robert L. Frome	Director	February 19, 2016
Robert L. Frome

/s/ Diane S. Casey	Director	February 19, 2016
Diane S. Casey

/s/ Robert J. Moss	Director	February 19, 2016
Robert J. Moss

/s/ Dino D. Ottaviano	Director	February 19, 2016
Dino D. Ottaviano

/s/ John J. McFadden	Director	February 19, 2016
John J. McFadden

/s/ Jude Visconto	Director	February 19, 2016
Jude Visconto