Form 10-Q
period 2016-06-30
HEALTHCARE SERVICES GROUP INC
filed 2016-07-22
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Common Stock, $.01 par value: 72,461,000 shares outstanding as of July 20, 2016.

Healthcare Services Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2016

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report and documents incorporated by reference into this report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; having several significant clients who each individually contributed at least 3% with one as high as 9% of our total consolidated revenues for the three months ended June 30, 2016; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor related matters such as minimum wage increases; continued realization of tax benefits arising from our corporate reorganization and self-funded insurance program transition; risks associated with the reorganization of our corporate structure; and the risk factors and other information described in Part I, Item I. of our Form 10-K for the fiscal year ended December 31, 2015 under “Government Regulation of Clients,” “Competition” and “Service Agreements and Collections,” and under Item IA. “Risk Factors.”

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Healthcare Services Group, Inc.
Consolidated Balance Sheets

	(Unaudited)
	June 30, 2016	December 31, 2015
ASSETS:
Current assets:
Cash and cash equivalents	$21,719,000	$33,189,000
Marketable securities, at fair value	78,919,000	69,496,000
Accounts and notes receivable, less allowance for doubtful accounts of $5,363,000 as of June 30, 2016 and $4,608,000 as of December 31, 2015	255,776,000	214,854,000
Inventories and supplies	37,603,000	36,308,000
Prepaid expenses and other	16,284,000	11,495,000
Total current assets	410,301,000	365,342,000
Property and equipment, net	13,485,000	13,086,000
Goodwill	44,438,000	44,438,000
Other intangible assets, less accumulated amortization of $13,458,000 as of June 30, 2016 and $19,473,000 as of December 31, 2015	15,623,000	17,108,000
Notes receivable - long term portion	3,090,000	2,972,000
Deferred compensation funding, at fair value	26,362,000	25,391,000
Deferred income taxes	9,206,000	12,567,000
Other noncurrent assets	44,000	45,000
TOTAL ASSETS	$522,549,000	$480,949,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$44,863,000	$41,472,000
Accrued payroll, accrued and withheld payroll taxes	25,303,000	18,062,000
Other accrued expenses	2,627,000	3,115,000
Income taxes payable	9,203,000	3,212,000
Accrued legal expenses	4,326,000	10,464,000
Accrued insurance claims	22,541,000	19,740,000
Total current liabilities	108,863,000	96,065,000
Accrued insurance claims - long term portion	64,156,000	62,510,000
Deferred compensation liability	26,796,000	25,918,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 74,151,000 and 73,793,000 shares issued, and 72,453,000 and 72,034,000 shares outstanding as of June 30, 2016 and December 31, 2015, respectively	742,000	738,000
Additional paid-in capital	213,233,000	199,294,000
Retained earnings	117,821,000	106,886,000
Accumulated other comprehensive income, net of taxes	1,676,000	543,000
Common stock in treasury, at cost; 1,698,000 shares as of June 30, 2016 and 1,759,000 shares as of December 31, 2015	(10,738,000)	(11,005,000)
Total stockholders’ equity	322,734,000	296,456,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$522,549,000	$480,949,000

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$386,556,000	$355,356,000	$771,363,000	$710,602,000
Operating costs and expenses:
Costs of services provided	332,211,000	304,217,000	662,255,000	608,153,000
Selling, general and administrative expense	25,664,000	25,124,000	51,010,000	51,887,000
Other income, net:
Investment and interest	1,002,000	242,000	1,189,000	749,000
Income before income taxes	29,683,000	26,257,000	59,287,000	51,311,000
Income tax provision	10,923,000	9,969,000	21,901,000	19,507,000
Net income	$18,760,000	$16,288,000	$37,386,000	$31,804,000

Per share data:
Basic earnings per common share	$0.26	$0.23	$0.52	$0.44
Diluted earnings per common share	$0.26	$0.23	$0.51	$0.44

Weighted average number of common shares outstanding:
Basic	72,568,000	71,657,000	72,466,000	71,563,000
Diluted	73,316,000	72,286,000	73,165,000	72,223,000

Comprehensive income:
Net income	$18,760,000	$16,288,000	$37,386,000	$31,804,000
Other comprehensive income:
Unrealized gain (loss) on available for sale marketable securities, net of taxes	578,000	(20,000)	1,133,000	(17,000)
Total comprehensive income	$19,338,000	$16,268,000	$38,519,000	$31,787,000

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$37,386,000	$31,804,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,912,000	3,831,000
Bad debt provision	2,150,000	1,675,000
Deferred income tax (benefit) expense	2,541,000	(1,466,000)
Stock-based compensation expense	2,091,000	1,733,000
Tax benefit from equity compensation plans, gross	(1,107,000)	(817,000)
Amortization of premium on marketable securities	663,000	185,000
Unrealized gain on deferred compensation fund investments	(82,000)	(482,000)
Changes in operating assets and liabilities:
Accounts and notes receivable	(43,190,000)	(6,879,000)
Inventories and supplies	(1,295,000)	69,000
Prepaid expenses and other assets	(4,787,000)	(2,199,000)
Deferred compensation funding	(971,000)	(243,000)
Accounts payable and other accrued expenses	552,000	(9,479,000)
Accrued payroll, accrued and withheld payroll taxes	9,329,000	(4,854,000)
Accrued insurance claims	4,448,000	6,354,000
Deferred compensation liability	1,473,000	952,000
Income taxes payable	7,098,000	13,329,000
Net cash provided by operating activities	20,211,000	33,513,000

Cash flows from investing activities:
Disposals of fixed assets	127,000	67,000
Additions to property and equipment	(2,954,000)	(2,289,000)
Purchases of marketable securities	(14,628,000)	(3,025,000)
Sales of marketable securities	6,284,000	2,813,000
Net cash used in investing activities	(11,171,000)	(2,434,000)

Cash flows from financing activities:
Dividends paid	(26,451,000)	(25,415,000)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	57,000	54,000
Tax benefit from equity compensation plans, gross	1,107,000	817,000
Proceeds from the exercise of stock options	4,777,000	4,085,000
Net cash used in financing activities	(20,510,000)	(20,459,000)

Net change in cash and cash equivalents	(11,470,000)	10,620,000
Cash and cash equivalents at beginning of the period	33,189,000	75,280,000
Cash and cash equivalents at end of the period	$21,719,000	$85,900,000

Supplementary Cash Flow Information:
Cash paid for interest	$254,000	$35,000
Cash paid for income taxes, net of refunds	$12,262,000	$7,643,000

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statement of Stockholders’ Equity
(Unaudited)

	For the Six Months Ended June 30, 2016
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2015	73,793,000	$738,000	$199,294,000	$543,000	$106,886,000	$(11,005,000)	$296,456,000
Comprehensive income:
Net income for the period					37,386,000		37,386,000
Unrealized gain on available for sale marketable securities, net of taxes				1,133,000			1,133,000
Comprehensive income							38,519,000
Exercise of stock options and other stock-based compensation, net of shares tendered	245,000	3,000	4,774,000				4,777,000
Tax benefit from equity compensation plans			897,000				897,000
Share-based compensation expense — stock options and restricted stock			1,878,000				1,878,000
Treasury shares issued for Deferred Compensation Plan funding and redemptions			513,000			21,000	534,000
Shares issued pursuant to Employee Stock Purchase Plan			1,696,000			371,000	2,067,000
Cash dividends					(26,451,000)		(26,451,000)
Shares issued pursuant to Dividend Reinvestment Plan			182,000			(125,000)	57,000
Shares issued pursuant to settlement	113,000	1,000	3,999,000				4,000,000
Balance — June 30, 2016	74,151,000	$742,000	$213,233,000	$1,676,000	$117,821,000	$(10,738,000)	$322,734,000

See accompanying notes.

Healthcare Services Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1— Description of Business and Significant Accounting Policies

Nature of Operations

Healthcare Services Group, Inc. (the “Company”) provides management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

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

Housekeeping consists of the managing of clients’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of patient rooms and common areas of a client’s facility, as well as the laundering and processing of the personal clothing belonging to the facility’s patients. Also within the scope of this segment’s service is the responsibility for laundering and processing of the bed linens, uniforms and other assorted linen items utilized by a client facility.

Dietary consists of managing clients’ dietary department which is principally responsible for food purchasing, meal preparation and providing dietitian consulting professional services, which includes the development of a menu that meets the patient’s dietary needs.

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows. However, in our opinion, all adjustments which are of a normal recurring nature and necessary for a fair presentation have been reflected in these consolidated financial statements. The balance sheet shown in this report as of December 31, 2015 has been derived from, and does not include, all of the disclosures contained in the financial statements for the year ended December 31, 2015. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any future period.

Certain amounts in the prior year financial statements have been reclassified to conform to current presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Healthcare Services Group, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents are held in U.S. financial institutions or in custodial accounts with U.S. financial institutions. Cash equivalents are defined as short-term, highly liquid investments with a maturity of three months or less at the time of purchase that are readily convertible into cash and have insignificant interest rate risk.

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

As a distributor of laundry equipment, we occasionally sell laundry installations to certain clients. The sales in most cases represent the construction and installation of a turn-key operation and have payment terms ranging from 24 to 60 months. During the three and six months ended June 30, 2016 and 2015, laundry installation sales were not material.

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

Uncertain income tax positions taken or expected to be taken in tax returns are reflected within our financial statements based on a recognition and measurement process.

Earnings per Common Share

Basic earnings per common share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share are calculated using the weighted-average number of common shares outstanding and dilutive common shares, such as those issuable upon exercise of stock options.

Share-Based Compensation

The Company recognizes compensation expense for share-based awards and programs for employees and directors. We estimate the fair value of stock options as of the date of grant using a Black-Scholes option valuation model, while share-based awards are valued based on the market-price on the date of grant. The value of the portion of the award that is ultimately expected to vest, after accounting for estimated and actual forfeitures, is recognized as an expense in the Company’s consolidated statements of comprehensive income ratably over the requisite service periods.

Use of Estimates in Financial Statements

In preparing financial statements in conformity with U.S. GAAP, we make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Significant estimates are used in determining, but are not limited to, our allowance for doubtful accounts, accrued insurance claims, asset valuations, deferred taxes and reviews for potential impairment. The estimates are based upon various factors including current and historical trends, as well as other pertinent industry and regulatory authority information. We regularly evaluate this information to determine if it is necessary to update the basis for our estimates and to adjust for known changes.

Self-Funded Captive Insurance Programs

In 2015, the Company transitioned its workers compensation and certain employee health & welfare insurance programs to HCSG Insurance Corp. (“HCSG Insurance”), its wholly owned captive insurance subsidiary which previously provided only general liability coverage to the Company. HCSG Insurance was formed in January 2014 to provide the Company with greater efficiency in managing its property & casualty and health & welfare programs.

Concentrations of Credit Risk

Our financial instruments consist principally of cash and cash equivalents, marketable securities, deferred compensation funding and accounts and notes receivable. Our marketable securities are fixed income investments which are highly liquid and can be readily purchased or sold through established markets. At June 30, 2016 and December 31, 2015, substantially all of our cash and cash equivalents and marketable securities were held in one large financial institution located in the United States.

Our clients are concentrated in the health care industry and are primarily providers of long-term care. Many of our clients’ revenues are highly reliant on Medicare, Medicaid and third party payors’ reimbursement funding rates. Legislation can significantly alter overall government reimbursement for nursing home services and such changes, as well as other trends in the long-term care industry, have affected and could adversely affect the liquidity of our clients, resulting in their inability to make payments to us in accordance with agreed upon payment terms. These factors could result in the recognition of significant additional bad debts in the future.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. The update replaces the current incurred loss impairment methodology of recognizing credit losses with a methodology that instead reflects expected credit losses and requires consideration of a broader range of information to inform credit loss estimates. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those years, with early adoption permitted for fiscal years and interim periods beginning after December 15, 2018. The Company is in the process of evaluating the impact of the adoption of this ASU.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 is intended to simplify several aspects of the accounting for share-based payments. The guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within that year. The Company is in the process of evaluating the impact of the adoption of this ASU.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and a subsequent amendment to the standard in March 2016 with ASU 2016-08. The original standard provides guidance on recognizing revenue, including a five step model to determine when revenue recognition is appropriate. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment to the standard clarifies implementation guidance on principal versus agent considerations. Adoption of the new standard is effective for reporting periods beginning after December 15, 2017, with early adoption prohibited. The Company is in the process of evaluating the impact of the adoption of this ASU.

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

Note 2—Changes in Accumulated Other Comprehensive Income by Component

As of June 30, 2016 and December 31, 2015, respectively, accumulated other comprehensive income consisted of unrealized gains and losses from our available for sale marketable securities.

The following table provides a summary of changes in accumulated other comprehensive income for the six months ended June 30, 2016:

	Unrealized Gains and Losses on Available for Sale Securities (1)
	For the Six Months Ended June 30,
	2016	2015
Accumulated other comprehensive income — beginning balance	$543,000	$25,000
Other comprehensive income before reclassifications	980,000	(15,000)
Amounts reclassified from accumulated other comprehensive income (2)(3)	153,000	(2,000)
Net current period change in other comprehensive income	1,133,000	(17,000)
Accumulated other comprehensive income — ending balance	$1,676,000	$8,000

(1)	All amounts are net of tax.

(2)	Realized gains and losses are recorded pre-tax under “Other income - Investment and interest” on our consolidated statements of comprehensive income.

(3)
For the six months ended June 30, 2016 and 2015, the Company recorded $243,000 and $3,000, respectively, of realized gains from the sale of available for sale securities. Refer to Note 5 herein for further information.

Note 3—Property and Equipment

Property and equipment is recorded at cost. Depreciation is recorded over the estimated useful life of each class of depreciable assets, and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

The following table sets forth the amounts of property and equipment by each class of depreciable assets as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Housekeeping and office equipment and furniture	$31,374,000	$29,852,000
Laundry and linen equipment installations	1,179,000	1,117,000
Autos and trucks	138,000	138,000
Total property and equipment, at cost	32,691,000	31,107,000
Less accumulated depreciation	19,206,000	18,021,000
Total property and equipment, net	$13,485,000	$13,086,000

Depreciation expense for the three months ended June 30, 2016 and 2015 was $1,272,000 and $1,109,000, respectively. Depreciation expense for the six months ended June 30, 2016 and 2015 was $2,427,000 and $2,210,000, respectively.

Note 4—Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets of an acquired business. Goodwill is not amortized, but is evaluated for impairment on an annual basis, or more frequently if impairment indicators arise.

Goodwill by reportable operating segment, as described in Note 10 herein, was approximately $42,377,000 and $2,061,000 for Housekeeping and Dietary, respectively, as of June 30, 2016 and December 31, 2015.

Intangible Assets

Intangible assets represent customer relationships and non-compete agreements related to business combinations. The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful lives. The customer relationships have a weighted-average amortization period of nine years.

The following table sets forth the amounts of our identifiable intangible assets subject to amortization.

	June 30, 2016	December 31, 2015
Customer relationships	$29,081,000	$35,781,000
Non-compete agreements	—	800,000
Total other intangibles, gross	29,081,000	36,581,000
Less accumulated amortization	13,458,000	19,473,000
Other intangibles, net	$15,623,000	$17,108,000

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remainder of 2016, the following five fiscal years and thereafter:

Period/Year	Total Amortization Expense
July 1 to December 31, 2016	$1,214,000
2017	$2,427,000
2018	$2,328,000
2019	$2,130,000
2020	$2,130,000
2021	$2,130,000
Thereafter	$3,264,000

Amortization expense for the three months ended June 30, 2016 and 2015 was $675,000 and $810,000, respectively. Amortization expense for the six months ended June 30, 2016 and 2015 was $1,485,000 and $1,620,000, respectively.

Note 5—Fair Value Measurements

The following tables provide details of our financial assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 and the basis for those measurements:

	As of June 30, 2016
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable securities
Municipal bonds — available for sale	$78,919,000	$78,919,000	$—	$78,919,000	$—

Deferred compensation fund
Money Market (1)	$3,168,000	$3,168,000	$—	$—	$—
Balanced and Lifestyle	10,098,000	10,098,000	10,098,000	—	—
Large Cap Growth	5,298,000	5,298,000	5,298,000	—	—
Small Cap Growth	2,208,000	2,208,000	2,208,000	—	—
Fixed Income	2,920,000	2,920,000	2,920,000	—	—
International	1,095,000	1,095,000	1,095,000	—	—
Mid Cap Growth	1,575,000	1,575,000	1,575,000	—	—
Deferred compensation fund	$26,362,000	$26,362,000	$23,194,000	$—	$—

	As of December 31, 2015
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable securities
Municipal bonds — available for sale	$69,496,000	$69,496,000	$—	$69,496,000	$—

Deferred compensation fund
Money Market (1)	$3,896,000	$3,896,000	$—	$—	$—
Balanced and Lifestyle	9,136,000	9,136,000	9,136,000	—	—
Large Cap Growth	5,218,000	5,218,000	5,218,000	—	—
Small Cap Growth	2,275,000	2,275,000	2,275,000	—	—
Fixed Income	2,624,000	2,624,000	2,624,000	—	—
International	1,025,000	1,025,000	1,025,000	—	—
Mid Cap Growth	1,217,000	1,217,000	1,217,000	—	—
Deferred compensation fund	$25,391,000	$25,391,000	$21,495,000	$—	$—

(1)
The fair value of the money market fund is based on the net asset value (“NAV”) of the shares held by the plan at the end of the period. The money market fund includes short-term United States dollar denominated money-market instruments and the NAV is determined by the custodian of the fund. The money market fund can be redeemed at its NAV at the measurement date as there are no significant restrictions on the ability to sell this investment.

The Company’s marketable securities are classified as available-for-sale and unrealized gains or losses are included in accumulated other comprehensive income (net of tax), until realized. The fair value of these municipal bonds is classified within Level 2 of the fair value hierarchy as these securities are measured using third party pricing service data. The investments under the funded deferred compensation plan are accounted for as trading securities and unrealized gains or losses are included in earnings. The fair value of investments in the funded deferred compensation plan are valued based on quoted market prices (Level 1).

The Company’s financial assets and liabilities not measured at fair value on a recurring basis include cash and cash equivalents, accounts and notes receivable, prepaid expenses and accounts payable (including income taxes payable and accrued expenses). The carrying value of these financial instruments approximates their fair value because of their short-term nature.

For the three months ended June 30, 2016, we recorded unrealized gains on marketable securities of $578,000 and for the three months ended June 30, 2015, we recorded unrealized losses on marketable securities of $20,000. For the six months ended June 30, 2016, we recorded unrealized gains of $1,133,000 and for the six months ended June 30, 2015, we recorded unrealized losses of $17,000.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-than-temporary Impairments
June 30, 2016
Type of security:
Municipal bonds — available for sale	$76,230,000	$2,692,000	$(3,000)	$78,919,000	$—
Total debt securities	$76,230,000	$2,692,000	$(3,000)	$78,919,000	$—

December 31, 2015
Type of security:
Municipal bonds — available for sale	$68,640,000	$869,000	$(13,000)	$69,496,000	$—
Total debt securities	$68,640,000	$869,000	$(13,000)	$69,496,000	$—

For the three months ended June 30, 2016 and 2015, we received total proceeds from sales of available-for-sale municipal bonds, less the amount of interest received, of $3,136,000 and $1,788,000, respectively. For the three months ended June 30, 2016, these sales resulted in realized gains of $181,000 and were recorded in other income – investment and interest in our consolidated statements of comprehensive income. The basis for the sale of these securities was the specific identification of each bond sold during the period. For the three months ended June 30, 2015, there were no realized gains or losses.

For the six months ended June 30, 2016 and 2015, we received total proceeds from sales of available-for-sale municipal bonds, less the amount of interest received, of $5,154,000 and $2,546,000, respectively. These sales resulted in realized gains of $243,000 and $3,000, respectively, and were recorded in other income – investment and interest in our consolidated statements of comprehensive income for the six months ended June 30, 2016 and 2015. The basis for the sale of these securities was the specific identification of each bond sold during the period.

The following table summarizes the contractual maturities of debt securities held at June 30, 2016 and December 31, 2015, which are classified as marketable securities in the Consolidated Balance Sheet.

	Municipal Bonds — Available for Sale
Contractual maturity:	June 30, 2016	December 31, 2015
Maturing in one year or less	$1,270,000	$774,000
Maturing in second year through fifth year	16,979,000	13,852,000
Maturing in sixth year through tenth year	41,323,000	36,273,000
Maturing after ten years	19,347,000	18,597,000
Total debt securities	$78,919,000	$69,496,000

Note 6— Share-Based Compensation

A summary of stock-based compensation expense for the six months ended June 30, 2016 and 2015 is as follows:

	For the Six Months Ended June 30,
	2016	2015
Stock options	$1,605,000	$1,406,000
Restricted stock	273,000	122,000
Employee Stock Purchase Plan	213,000	205,000
Total pre-tax stock-based compensation expense charged against income (1)	$2,091,000	$1,733,000

(1)	Stock-based compensation expense is recorded in selling, general and administrative expense in our consolidated statements of comprehensive income.

At June 30, 2016, the unrecognized compensation cost related to unvested stock options and awards was $10,389,000. The weighted average period over which these awards will vest is approximately 3.2 years.

Other information pertaining to activity of our stock awards is as follows:

	For the Six Months Ended June 30,
	2016	2015
Total grant-date fair value of stock options and awards granted	$5,202,000	$4,027,000
Total fair value of stock options and awards vested during period	$3,092,000	$2,719,000

2012 Equity Incentive Plan

The Company’s 2012 Equity Incentive Plan (the “Plan”) provides that current or prospective officers, employees, non-employee directors and advisors can receive share-based awards such as stock options, restricted stock and other stock awards. The Plan seeks to promote the highest level of performance by providing an economic interest in the long-term success of the Company.

As of June 30, 2016, 3,972,000 shares of common stock were reserved for issuance under the Plan, including 1,245,000 shares available for future grant. No stock award will have a term in excess of ten years. All awards granted under the Plan become vested and exercisable ratably over a five year period on each yearly anniversary of the grant date.

The Nominating, Compensation and Stock Option Committee of the Board of Directors is responsible for determining the terms of the grants in accordance with the Plan.

Stock Options

A summary of our stock options outstanding under the Plan as of December 31, 2015 and changes during the six months ended June 30, 2016 is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price
December 31, 2015	2,461,000	$22.16
Granted	569,000	$34.14
Cancelled	(66,000)	$29.31
Exercised	(238,000)	$20.25
June 30, 2016	2,726,000	$24.65

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2016 and 2015 was $7.46 and $6.64 per common share, respectively.

The following table summarizes other information about our stock options at June 30, 2016:

Stock Options
Range of exercise prices	$10.39 - $34.14
Outstanding:
Weighted average remaining contractual life (years)	6.7
Aggregate intrinsic value	$45,605,000
Exercisable:
Number of shares	1,230,000
Weighted average remaining contractual life (years)	4.9
Aggregate intrinsic value	$28,105,000
Exercised:
Aggregate intrinsic value	$3,874,000

The fair value of stock option awards granted in 2016 and 2015 was estimated on the date of grant using the Black-Scholes option valuation model using the following assumptions:

	For the Six Months Ended June 30,
	2016	2015
Risk-free interest rate	2.0%	1.9%
Weighted average expected life (years)	5.8	5.8
Expected volatility	26.0%	27.2%
Dividend yield	2.0%	2.2%

Restricted Stock

During the six months ended June 30, 2016, the Company granted 44,000 shares of restricted stock with a weighted average grant date fair value of $34.14 per share. Fair value is determined based on the market price of the shares on the date of grant. During the six months ended June 30, 2015, the Company granted 25,000 shares of restricted stock with a weighted average grant date fair value of $30.30 per share.

A summary of our outstanding stock-based compensation as of December 31, 2015 and changes during the six months ended June 30, 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value
December 31, 2015	40,000	$29.10
Granted	44,000	$34.14
Vested	(9,000)	$28.76
June 30, 2016	75,000	$32.10

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) for all eligible employees. The ESPP currently extends through 2016. All full-time and certain part-time employees who have completed two years of continuous service with us are eligible to participate. Annual offerings commence and terminate on the respective year’s first and last calendar day.

Under the ESPP, the Company is authorized to issue up to 4,050,000 shares of our common stock to our employees. Pursuant to such authorization, there are 2,362,000 shares available for future grant at June 30, 2016.

The stock-based compensation expense associated the options granted under our ESPP was estimated on the date of grant using the Black-Scholes option valuation model using the following assumptions:

	Six months ended June 30,
	2016	2015
Risk-free interest rate	0.58%	0.18%
Weighted average expected life (years)	1.0	1.0
Expected volatility	19.7%	19.2%
Dividend yield	2.0%	2.2%

Note 7— Dividends

During the six months ended June 30, 2016, we paid regular quarterly cash dividends of approximately $26,451,000 as follows:

	Quarter Ended
	March 31, 2016	June 30, 2016
Cash dividend per common share	$0.18125	$0.18250
Total cash dividends paid	$13,158,000	$13,293,000
Record date	February 19, 2016	May 20, 2016
Payment date	March 25, 2016	June 24, 2016

Additionally, on July 12, 2016, our Board of Directors declared a regular quarterly cash dividend of $0.18375 per common share, which will be paid on September 23, 2016, to shareholders of record as of the close of business on August 19, 2016.

Cash dividends on our outstanding weighted average number of basic common shares for the six months ended June 30, 2016 and 2015 were approximately as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Cash dividends per common share	$0.18	$0.18	$0.36	$0.36

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

We account for income taxes using the asset and liability method, which results in recognizing income tax expense based on the amount of income taxes payable or refundable for the current year. Additionally, we evaluate regularly the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2012 through 2015 (with regard to U.S. federal income tax returns) and December 31, 2011 through 2015 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2016.

We may from time to time be assessed interest or penalties by taxing jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. When we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Note 9—Related Party Transactions

A director is a member of a law firm which was retained by us. In each of the six months ended June 30, 2016 and 2015, fees received from us by such firm did not exceed $120,000. Additionally, such fees did not exceed, in either period, 5% of such firm’s or the Company’s revenues.

Note 10—Segment Information

Reportable Operating Segments

We manage and evaluate our operations in two reportable segments: Housekeeping (housekeeping, laundry, linen and other services) and Dietary (dietary department services). Although both segments serve a similar client base and share many operational similarities, they are managed separately due to differences in the type of services provided, as well as the specialized expertise required of the professional management personnel responsible for delivering the respective segments’ services. Such services are rendered pursuant to distinct service agreements, specific to each reportable segment.

The Company’s accounting policies for the segments are generally the same as described in the Company’s significant accounting policies. Differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles. There are certain inventories and supplies that are primarily expensed when incurred within the operating segments, while they are capitalized for the consolidated financial statements. As discussed, most corporate expenses are not allocated to the operating segments. Such expenses include corporate salary and benefit costs, bad debt expense, certain legal costs, information technology costs, depreciation, amortization of finite lived intangible assets, share based compensation costs and other corporate specific costs. Additionally, there are allocations for workers’ compensation and general liability expense within the operating segments that differ from our actual expense recorded for U.S. GAAP.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues
Housekeeping services	$238,291,000	$226,965,000	$476,570,000	$453,546,000
Dietary services	148,265,000	128,391,000	294,793,000	257,056,000
Total	$386,556,000	$355,356,000	$771,363,000	$710,602,000

Income before income taxes
Housekeeping services	$22,821,000	$21,752,000	$45,321,000	$42,369,000
Dietary services	9,071,000	7,864,000	18,219,000	16,769,000
Corporate and eliminations (1)	(2,209,000)	(3,359,000)	(4,253,000)	(7,827,000)
Total	$29,683,000	$26,257,000	$59,287,000	$51,311,000

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

Total Revenues from Clients

We earned total revenues from clients in the following service categories:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Housekeeping services	$169,362,000	$157,086,000	$338,278,000	$313,673,000
Dietary services	148,265,000	128,391,000	294,793,000	257,056,000
Laundry and linen services	68,452,000	69,339,000	137,166,000	138,827,000
Maintenance services and other	477,000	540,000	1,126,000	1,046,000
	$386,556,000	$355,356,000	$771,363,000	$710,602,000

Note 11— Earnings Per Common Share

Basic and diluted earnings per common share are computed by dividing net income by the weighted-average number of basic and diluted common shares outstanding, respectively. The weighted-average number of diluted common shares includes the impact of dilutive securities, including unvested, unexercised stock options and unvested restricted stock. The table below reconciles the weighted-average basic and diluted common shares outstanding:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Weighted average number of common shares outstanding - basic	72,568,000	71,657,000	72,466,000	71,563,000
Effect of dilutive securities (1)	748,000	629,000	699,000	660,000
Weighted average number of common shares outstanding - diluted	73,316,000	72,286,000	73,165,000	72,223,000

(1)
Certain outstanding stock option awards have exercise prices greater than the average market price of our common stock during the periods presented. Such awards would be antidilutive and were therefore excluded from the calculation of the weighted average number of diluted common shares outstanding. During the three and six months ended June 30, 2016, options to purchase 553,000 and 551,000 shares having a weighted average exercise price of $34.14 were excluded. During the three and six months ended June 30, 2015, options to purchase 1,015,000 and 1,014,000 shares having weighted average exercise prices of $29.25 and $29.23, respectively, were excluded.

Note 12— Other Contingencies

Line of Credit

We have a $200,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements. Amounts drawn under the line of credit are payable upon demand. At June 30, 2016, there were no borrowings under the line of credit. At June 30, 2016, we had outstanding a $73,428,000 irrevocable standby letter of credit, which relates to payment obligations under our insurance programs. The letter of credit was increased to $78,078,000 on July 1, 2016. In connection with the issuance of the letter of credit, the amount available under the line of credit was reduced by $73,428,000 at June 30, 2016. The line of credit requires us to satisfy one financial covenant. We are in compliance with our financial covenant at June 30, 2016 and expect to remain in compliance with such financial covenant. The line of credit expires on December 18, 2018.

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

We have tax matters with various taxing authorities. Because of the uncertainties related to both the probable outcomes and amount of probable assessments due, we are unable to make a reasonable estimate of a liability. We do not expect the resolution of any of these matters, taken individually or in the aggregate, to have a material adverse effect on our consolidated financial position or results of operations based on our best estimate of the outcomes of such matters.

Legal Proceedings

We are subject to various claims and legal actions in the ordinary course of business. Some of these matters include payroll and employee-related matters and examinations by governmental agencies. As we become aware of such claims and legal actions, we record accruals for any exposures that are probable and estimable. If an adverse outcome of such claims and legal actions is reasonably possible, we assess materiality and provide such financial disclosure, as appropriate. The Company believes it is not a party to, nor are any of its properties the subject of, any pending legal proceeding or governmental examination that would have a material adverse effect on the Company’s consolidated financial condition or liquidity.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of June 30, 2016 and December 31, 2015 and the notes accompanying those financial statements.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to over 3,500 facilities in 48 states as of June 30, 2016. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, our clients are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

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

At June 30, 2016, Housekeeping is provided at essentially all of our 3,500 client facilities, generating approximately 61.8% or $476,570,000 of total revenues for the six months ended June 30, 2016. Dietary is provided to over 1,000 client facilities at June 30, 2016 and contributed approximately 38.2% or $294,793,000 of total revenues for the six months ended June 30, 2016.

On July 12, 2015, the Company completed its corporate restructuring by capitalizing its three new operating entities (HCSG East, LLC, HCSG Central, LLC and HCSG West, LLC), and transitioning the Company’s facility-based employees to such entities based on the geography served. As of July 12, 2015, (i) HCSG Insurance provided workers’ compensation and other insurance coverages to such entities with respect to such transitioned workforce, (ii) such entities provide housekeeping, laundry and dietary services as a subcontracted provider to the Company, and (iii) the Company provides strategic client-service management and administrative support services to such entities.

Subject to the factors noted in the Cautionary Statement Regarding Forward Looking Statements included in this Quarterly Report on Form 10-Q, although there can be no assurance thereof, our financial performance for the remainder of 2016 may be comparable to historical ranges as they relate to consolidated revenues. Specifically, each of Housekeeping’s and Dietary’s revenues, as a percentage of consolidated revenues, should approximate the respective percentages noted in the Overview Section above. Furthermore, we expect the sources of organic growth for the remainder of 2016 for the respective operating segments to be primarily the same as historically experienced. Accordingly, although there can be no assurance thereof, the growth in Dietary is expected to come from our current Housekeeping client base, while growth in Housekeeping will primarily come from obtaining new clients.

Three Months Ended June 30, 2016 and 2015

The following tables sets forth the second quarter 2016 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis compared to second quarter 2015 amounts. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles.

	For the Three Months Ended June 30, 2016
				Housekeeping		Dietary
	Consolidated	% Change	Corporate & Eliminations	Amount	% Change	Amount	% Change
Revenues	$386,556,000	8.8%	$—	$238,291,000	5.0%	$148,265,000	15.5%
Costs of services provided	332,211,000	9.2%	(22,453,000)	215,470,000	5.0%	139,194,000	15.5%
Selling, general and administrative expense	25,664,000	2.1%	25,664,000	—	—	—	—
Investment and interest income	1,002,000	314.0%	1,002,000	—	—	—	—
Income before income taxes	$29,683,000	13.0%	$(2,209,000)	$22,821,000	4.9%	$9,071,000	15.3%

	For the Three Months Ended June 30, 2015
	Consolidated	Corporate & Eliminations	Housekeeping	Dietary
Revenues	$355,356,000	$—	$226,965,000	$128,391,000
Costs of services provided	304,217,000	(21,523,000)	205,213,000	120,527,000
Selling, general and administrative expense	25,124,000	25,124,000	—	—
Investment and interest income	242,000	242,000	—	—
Income before income taxes	$26,257,000	$(3,359,000)	$21,752,000	$7,864,000

Housekeeping, our largest and core reportable segment, represented approximately 62% of consolidated revenues for the second quarter 2016. Dietary revenues represented approximately 38% of consolidated revenues for the second quarter 2016.

The following table sets forth the ratio which certain items bear to consolidated revenues:

	For the Three Months Ended June 30,
	2016	2015
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	85.9%	85.6%
Selling, general and administrative expense	6.6%	7.1%
Investment and interest income	0.3%	0.1%
Income before income taxes	7.8%	7.4%
Income taxes	2.8%	2.8%
Net income	5.0%	4.6%

Revenues

Consolidated

Consolidated revenues increased 8.8% to $386,556,000 in the second quarter 2016 compared to $355,356,000 in the second quarter 2015 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping’s 5.0% net growth in reportable segment revenues resulted from service agreements entered into with new clients.

Dietary’s 15.5% net growth in reportable segment revenues resulted primarily from providing this service to a greater number of existing Housekeeping clients.

Costs of Services Provided

Consolidated

Consolidated costs of services increased 9.2% to $332,211,000 in the second quarter 2016 compared to $304,217,000 in the second quarter 2015. The increase in costs of services is a direct result of growth in our consolidated revenues. Certain significant components within our costs of services are subject to fluctuation with the changes in our business and client base. The increase in such components during 2016 compared to 2015 includes labor and other labor related costs, dietary supplies, workers’ compensation and general liability insurance and bad debt provision. Historically, these significant components accounted for approximately 96% to 98% of consolidated costs of services.

As a percentage of consolidated revenues, cost of services increased to 85.9% in the second quarter 2016 from 85.6% in the second quarter 2015. The following table provides a comparison of the key indicators we consider when managing the consolidated cost of services provided:

	For the Three Months Ended June 30,
Costs of Services Provided-Key Indicators as a % of Consolidated Revenue	2016	2015	Change
Bad debt provision	0.3%	0.2%	0.1%
Workers’ compensation and general liability insurance	3.0%	3.3%	(0.3)%

The decrease in workers’ compensation and general liability insurance expense is primarily the result of the Company’s ongoing initiatives to promote safety and accident prevention in the workplace, as well as proactive management of workers’ compensation claims.

Reportable Segments

Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues for the second quarter 2016 remained consistent at 90.4% from the second quarter 2015. Cost of services provided for Dietary, as a percentage of Dietary revenues for the second quarter 2016 remained consistent at 93.9% from the second quarter 2015.

The following table provides a comparison of the key indicators we consider when managing cost of services at the segment level, as a percentage of the respective segment’s revenues:

	For the Three Months Ended June 30,
Costs of Services Provided-Key Indicators as a % of Segment Revenue	2016	2015	Change
Housekeeping labor and other labor costs	79.5%	78.5%	1.0%
Housekeeping supplies	7.8%	8.4%	(0.6)%
Dietary labor and other labor costs	53.1%	53.0%	0.1%
Dietary supplies	38.4%	38.3%	0.1%

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

Selling, General and Administrative Expense

	For the Three Months Ended June 30,
	2016	2015	$ Change	% Change
Selling, general and administrative expense excluding deferred compensation change (1)	$25,118,000	$25,104,000	$14,000	0.1%
Change in value of deferred compensation plan	546,000	20,000	526,000	2,630.0%
Selling, general and administrative expense	$25,664,000	$25,124,000	$540,000	2.1%

(1)	Selling, general and administrative expense excluding the change in the market value of the deferred compensation fund.

Excluding the change in the deferred compensation plan, consolidated selling, general and administrative expense increased $14,000 or 0.1% compared to the second quarter 2015. The increase related to the deferred compensation plan is a result of changes in the value of our deferred compensation liability.

Consolidated Investment and Interest Income

Investment and interest income, as a percentage of consolidated revenues, increased to 0.3% for the three months ended June 30, 2016 compared to 0.1% for the corresponding 2015 period, primarily due to favorable market fluctuations in the value of our investments.

Consolidated Income Taxes

For the second quarter 2016, our effective tax rate was 37% compared to 38% for the 2015 period. Differences between the effective tax rate and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes and tax credits available to the Company. The decrease in the effective tax rate is primarily due to the recognition of certain tax credits in the second quarter 2016 that had not been recognized in the second quarter 2015, as the credits were not approved until late 2015.

Six Months Ended June 30, 2016 and 2015

The following tables set forth the six months ended June 30, 2016 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis compared to the six months ended June 30, 2015 amounts. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles.

	Reportable Segments — For the Six Months Ended June 30, 2016
				Housekeeping		Dietary
	Consolidated	% Change	Corporate & Eliminations	Amount	% Change	Amount	% Change
Revenues	$771,363,000	8.6%	$—	$476,570,000	5.1%	$294,793,000	14.7%
Costs of services provided	662,255,000	8.9%	(45,568,000)	431,249,000	4.9%	276,574,000	15.1%
Selling, general and administrative expense	51,010,000	(1.7)%	51,010,000	—	—	—	—
Investment and interest income	1,189,000	58.7%	1,189,000	—	—	—	—
Income (loss) before income taxes	$59,287,000	15.5%	$(4,253,000)	$45,321,000	7.0%	$18,219,000	8.6%

	Reportable Segments — For the Six Months Ended June 30, 2015
	Consolidated	Corporate & Eliminations	Housekeeping	Dietary
Revenues	$710,602,000	$—	$453,546,000	$257,056,000
Costs of services provided	608,153,000	(43,311,000)	411,177,000	240,287,000
Selling, general and administrative expense	51,887,000	51,887,000	—	—
Investment and interest income	749,000	749,000	—	—
Income (loss) before income taxes	$51,311,000	$(7,827,000)	$42,369,000	$16,769,000

Housekeeping represented approximately 62% of consolidated revenues for the six months ended June 30, 2016. Dietary revenues represented approximately 38% of consolidated revenues for the six months ended June 30, 2016.

The following table sets forth the ratio which certain items bear to consolidated revenues:

	For the Six Months Ended June 30,
	2016	2015
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	85.9%	85.6%
Selling, general and administrative expense	6.6%	7.3%
Investment and interest income	0.2%	0.1%
Income before income taxes	7.7%	7.2%
Income taxes	2.8%	2.7%
Net income	4.9%	4.5%

Revenues

Consolidated

Consolidated revenues increased 8.6% to $771,363,000 in the six months ended June 30, 2016 compared to $710,602,000 in the corresponding period in 2015 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping’s 5.1% net growth in reportable segment revenues resulted from service agreements entered into with new clients.

Dietary’s 14.7% net growth in reportable segment revenues resulted primarily from providing this service to a greater number of existing Housekeeping clients.

Costs of services provided

Consolidated

Consolidated costs of services increased 8.9% to $662,255,000 for the six months ended June 30, 2016 compared to $608,153,000 in the corresponding period in 2015. The increase in such components during 2016 compared to 2015 includes labor and other labor related costs, and housekeeping and dietary supplies. Our workers’ compensation and general liability insurance decreased in the six months ended June 30, 2016 compared to the corresponding period in 2015. Historically, these significant components accounted for approximately 96% to 98% of consolidated costs of services.

As a percentage of consolidated revenues, cost of services increased to 85.9% in the six months ended June 30, 2016 from 85.6% in the corresponding period in 2015. The following table provides a comparison of the key indicators we consider when managing the consolidated cost of services provided:

	For the Six Months Ended June 30,
Cost of Services Provided-Key Indicators as a % of Consolidated Revenue	2016	2015	Change
Bad debt provision	0.3%	0.2%	0.1%
Workers’ compensation and general liability insurance	3.0%	3.3%	(0.3)%

The decrease in workers’ compensation and general liability insurance expense is primarily the result of the Company’s ongoing initiatives to promote safety and accident prevention in the workplace, as well as proactive management of workers’ compensation claims.

Reportable Segments

Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues for the six months ended June 30, 2016, decreased to 90.5% from 90.7% compared to the corresponding period in 2015. Cost of services provided for Dietary, as a percentage of Dietary revenues for the six months ended June 30, 2016, increased slightly to 93.8% from 93.5% compared to the corresponding period in 2015.

The following table provides a comparison of the key indicators we consider when managing the cost of services at the segment level, as a percentage of the respective segment’s revenues:

	For the Six Months Ended June 30,
Cost of Services Provided-Key Indicators as a % of Segment Revenue	2016	2015	Change
Housekeeping labor and other labor costs	79.5%	78.7%	0.8%
Housekeeping supplies	7.9%	8.5%	(0.6)%
Dietary labor and other labor costs	53.0%	52.4%	0.6%
Dietary supplies	38.2%	38.2%	—%

The ratios of these key indicators remain relatively consistent. Variations relate to the provision of services at new facilities and changes in the mix of clients for whom we provide supplies or do not provide supplies. Management focuses on building efficiencies and managing labor and other costs at the facility level, as well as managing supply chain costs, for new and existing facilities.

Selling, General and Administrative Expense

	For the Six Months Ended June 30,
	2016	2015	$ Change	% Change
Selling, general and administrative expense w/o deferred compensation change (1)	$50,792,000	$51,499,000	$(707,000)	(1.4)%
Change in value of deferred compensation plan	218,000	388,000	(170,000)	(43.8)%
Consolidated selling, general and administrative expense	$51,010,000	$51,887,000	$(877,000)	(1.7)%

(1)	Selling, general and administrative expense excluding the change in the market value of the deferred compensation fund.

Excluding the change in the deferred compensation plan, consolidated selling, general and administrative expense decreased $707,000 or 1.4% during the six months ended June 30, 2016, primarily due to legal matters and charges related to the corporate reorganization under our wholly owned captive insurance subsidiary and other related expenses incurred during 2015. The decrease related to the deferred compensation plan is a result of changes in the value of our deferred compensation liability.

Consolidated Investment and Interest Income

Investment and interest income, as a percentage of consolidated revenues, increased to 0.2% for the six months ended June 30, 2016 compared to 0.1% for the corresponding 2015 period, primarily due to favorable market fluctuations in the value of our investments.

Consolidated Income Taxes

For the six months ended June 30, 2016, our effective tax rate was 37% compared to 38% for the 2015 period. Differences between the effective tax rate and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes and tax credits available to the Company. The decrease in the effective tax rate is primarily due to the recognition of certain tax credits in the second quarter 2016 that had not been recognized in the second quarter 2015, as the credits were not approved until late 2015.

Liquidity and Capital Resources

Cash generated through operations is our primary source of liquidity. At June 30, 2016, we had cash, cash equivalents and marketable securities of $100,638,000 and working capital of $301,438,000, compared to December 31, 2015 cash, cash equivalents and marketable securities of $102,685,000 and working capital of $269,277,000. Our current ratio remained at 3.8 to 1 at June 30, 2016 and December 31, 2015. The increase in working capital is driven by the timing of payments and cash receipts as of June 30, 2016 as compared with December 31, 2015.

We have a $200,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At June 30, 2016, there were no borrowings under the line of credit. At June 30, 2016, we had outstanding a $73,428,000 irrevocable standby letter of credit, which relates to payment obligations under our insurance programs. The letter of credit was increased to $78,078,000 on July 1, 2016. In connection with the issuance of the letter of credit, the amount available under the line of credit was reduced by $73,428,000 at June 30, 2016.

The line of credit requires us to satisfy one financial covenant. The covenant and its respective status at June 30, 2016 was as follows:

Covenant Description and Requirement	Status at June 30, 2016
Funded debt (1) to EBITDA(2) ratio: less than 3.00 to 1.00	0.69 to 1.00

(1)	All indebtedness for borrowed money, including but not limited to capitalized lease obligations, reimbursement obligations in respect of letters of credit and guaranties of any such indebtedness.

(2)	Net income plus interest expense, income tax expense, depreciation, amortization and extraordinary non-recurring losses/gains.

As noted above, we were in compliance with our financial covenant at June 30, 2016 and we expect to remain in compliance. The line of credit expires on December 18, 2018.

Cash Flows from Operating Activities

Cash flows from operating activities are primarily driven by earnings, excluding the impact of non-cash items, the timing of cash receipts and disbursements, and changes in working capital items.

The net cash provided by our operating activities was $20,211,000 for the six months ended June 30, 2016. The principal source of net cash flows from operating activities for the period was net income of $37,386,000, adjusted for non-cash charges to operations for depreciation and amortization, provision for bad debts, deferred income taxes and stock-based compensation, which totaled $10,694,000. Cash was also provided by decreases in accrued payroll and accrued and withheld payroll taxes of $9,329,000, income taxes payable of $7,098,000 and accrued insurance claims of $4,448,000. These sources of cash were partially offset by increases in accounts and notes receivable of $43,190,000, prepaid expenses and other assets of $4,787,000 and inventories and supplies of $1,295,000.

Cash Flows from Investing Activities

Cash flows from investing activities are related to capital expenditures and our investments in marketable securities.

The net cash used in our investing activities for the six months ended June 30, 2016 was $11,171,000, related to $8,344,000 of net purchases of marketable securities and $2,954,000 for the purchase of property and equipment. See “Capital Expenditures” below.

Cash Flows from Financing Activities

Cash flows from financing activities relate primarily to dividends paid and proceeds from the exercise of stock options.

The net cash used in financing activities during the six months ended June 30, 2016 was primarily related to $26,451,000 in dividend payments, partially offset by proceeds of $4,777,000 from the exercise of stock options by employees and directors. Additionally, as a result of tax deductions derived from the stock option exercises, we recognized an income tax benefit of $1,107,000.

The dividends paid to shareholders during the six months ended June 30, 2016 were funded by the existing cash, cash equivalents and marketable securities held by the Company. At June 30, 2016 and December 31, 2015, we had $100,638,000 and $102,685,000, respectively, in cash, cash equivalents and marketable securities. Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

Accounts and Notes Receivable

We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to their program participants. Whenever possible, when a client falls behind in making agreed-upon payments to us, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At June 30, 2016 and December 31, 2015, we had $16,299,000 and $16,830,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

We have had varying collections experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $2,150,000 and $1,675,000 for the six months ended June 30, 2016 and 2015, respectively. As a percentage of total revenues, these provisions represent 0.3% and 0.2% for the respective periods. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment purchases, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2016, we estimate that for the remainder of 2016 we will have capital expenditures of approximately $2,250,000 to $3,000,000 in connection with housekeeping equipment purchases and laundry and linen equipment installations in our clients’ facilities, as well as expenditures relating to internal data processing hardware and software requirements, computer equipment and office equipment. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would, if necessary, seek to obtain necessary working capital from such sources as long-term debt or equity financing.

Material Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, other than our irrevocable standby letter of credit previously discussed.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2016, we had $100,638,000 in cash, cash equivalents and marketable securities. The fair value of all of our cash equivalents and marketable securities is determined based on “Level 1” or “Level 2” inputs, which are based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are intended to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Form 10-Q, is reported in accordance with Securities and Exchange Commission rules. Disclosure controls are also intended to ensure that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation as of June 30, 2016, pursuant to Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act
13a-15(e)) are effective.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by our management, including our Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended June 30, 2016 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications

Certifications of the Principal Executive Officer and Principal Financial and Accounting Officer regarding, among other items, disclosure controls and procedures are included as exhibits to this Form 10-Q.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, the Company is involved in various administrative and legal proceedings, including labor and employment, contracts, personal injury, and insurance matters. The Company believes it is not a party to, nor are any of its properties the subject of, any pending legal proceeding or governmental examination that would have a material adverse effect on the Company’s consolidated financial condition or liquidity. However, in light of the uncertainties involved in such proceedings, the ultimate outcome of a particular matter could become material to the Company’s results of operations for a particular period depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s operating income for that period.

Item 1A. Risk Factors

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

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
101
The following financial information from the Company's Form 10-Q for the quarterly period ended June 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Stockholders' Equity, and (v) Notes to Consolidated Financial Statements

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE SERVICES GROUP, INC.

Date:	July 22, 2016	/s/ Theodore Wahl
Theodore Wahl
President & Chief Executive Officer
(Principal Executive Officer)

Date:	July 22, 2016	/s/ John C. Shea
John C. Shea
Chief Financial Officer
(Principal Financial and Accounting Officer)