Form 10-Q
period 2016-09-30
HEALTHCARE SERVICES GROUP INC
filed 2016-10-28
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Common Stock, $.01 par value: 72,587,000 shares outstanding as of October 26, 2016.

Healthcare Services Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2016

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report and documents incorporated by reference into this report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; having several significant clients who each individually contributed at least 3% with one as high as 9% of our total consolidated revenues for the three and nine months ended September 30, 2016; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor related matters such as minimum wage increases; continued realization of tax benefits arising from our corporate reorganization and self-funded insurance program transition; risks associated with the reorganization of our corporate structure; and the risk factors and other information described in Part I, Item I. of our Form 10-K for the fiscal year ended December 31, 2015 under “Government Regulation of Clients,” “Competition” and “Service Agreements and Collections,” and under Item IA. “Risk Factors.”

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

In addition, we believe that to improve our financial performance we must continue to obtain service agreements with new clients, provide new services to existing clients, achieve modest price increases on current service agreements with existing clients and maintain internal cost reduction strategies at our various operational levels. Furthermore, we believe that our ability to sustain the internal development of managerial personnel is an important factor impacting future operating results and the successful execution of our projected growth strategies.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Healthcare Services Group, Inc.
Consolidated Balance Sheets

	(Unaudited)
	September 30, 2016	December 31, 2015
ASSETS:
Current assets:
Cash and cash equivalents	$24,327,000	$33,189,000
Marketable securities, at fair value	80,623,000	69,496,000
Accounts and notes receivable, less allowance for doubtful accounts of $6,376,000 as of September 30, 2016 and $4,608,000 as of December 31, 2015	265,533,000	214,854,000
Inventories and supplies	37,603,000	36,308,000
Prepaid expenses and other	16,382,000	11,495,000
Total current assets	424,468,000	365,342,000
Property and equipment, net	13,275,000	13,086,000
Goodwill	44,438,000	44,438,000
Other intangible assets, less accumulated amortization of $14,065,000 as of September 30, 2016 and $19,473,000 as of December 31, 2015	15,016,000	17,108,000
Notes receivable - long term portion	4,048,000	2,972,000
Deferred compensation funding, at fair value	26,332,000	25,391,000
Deferred income taxes	9,198,000	12,567,000
Other noncurrent assets	48,000	45,000
TOTAL ASSETS	$536,823,000	$480,949,000

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$39,529,000	$41,472,000
Accrued payroll, accrued and withheld payroll taxes	37,850,000	18,062,000
Other accrued expenses	2,767,000	3,115,000
Income taxes payable	9,332,000	3,212,000
Accrued legal expenses	2,284,000	10,464,000
Accrued insurance claims	23,907,000	19,740,000
Total current liabilities	115,669,000	96,065,000
Accrued insurance claims - long term portion	63,213,000	62,510,000
Deferred compensation liability	26,837,000	25,918,000
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000,000 shares authorized; 74,187,000 and 73,793,000 shares issued, and 72,510,000 and 72,034,000 shares outstanding as of September 30, 2016 and December 31, 2015, respectively	742,000	738,000
Additional paid-in capital	215,531,000	199,294,000
Retained earnings	124,134,000	106,886,000
Accumulated other comprehensive income, net of taxes	1,308,000	543,000
Common stock in treasury, at cost; 1,677,000 shares as of September 30, 2016 and 1,759,000 shares as of December 31, 2015	(10,611,000)	(11,005,000)
Total stockholders’ equity	331,104,000	296,456,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$536,823,000	$480,949,000

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$392,734,000	$360,165,000	$1,164,097,000	$1,070,767,000
Operating costs and expenses:
Costs of services provided	336,340,000	308,645,000	998,595,000	916,798,000
Selling, general and administrative expense	27,182,000	23,445,000	78,192,000	75,332,000
Other income (expense), net:
Investment and interest	1,359,000	(1,334,000)	2,548,000	(585,000)
Income before income taxes	30,571,000	26,741,000	89,858,000	78,052,000
Income tax provision	10,860,000	9,655,000	32,761,000	29,162,000
Net income	$19,711,000	$17,086,000	$57,097,000	$48,890,000

Per share data:
Basic earnings per common share	$0.27	$0.24	$0.79	$0.68
Diluted earnings per common share	$0.27	$0.24	$0.78	$0.68

Weighted average number of common shares outstanding:
Basic	72,839,000	72,009,000	72,718,000	71,714,000
Diluted	73,592,000	72,691,000	73,435,000	72,381,000

Comprehensive income:
Net income	$19,711,000	$17,086,000	$57,097,000	$48,890,000
Other comprehensive income:
Unrealized gain (loss) on available for sale marketable securities, net of taxes	(369,000)	198,000	765,000	181,000
Total comprehensive income	$19,342,000	$17,284,000	$57,862,000	$49,071,000

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$57,097,000	$48,890,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,632,000	5,678,000
Bad debt provision	3,200,000	2,225,000
Deferred income tax expense	2,748,000	20,767,000
Stock-based compensation expense	3,113,000	2,567,000
Tax benefit from equity compensation plans, gross	(1,750,000)	(1,062,000)
Amortization of premium on marketable securities	1,053,000	314,000
Unrealized gain on deferred compensation fund investments	(1,041,000)	939,000
Changes in operating assets and liabilities:
Accounts and notes receivable	(54,954,000)	(11,170,000)
Inventories and supplies	(1,295,000)	(425,000)
Prepaid expenses and other assets	(5,279,000)	(2,020,000)
Deferred compensation funding	(941,000)	836,000
Accounts payable and other accrued expenses	(6,774,000)	(7,703,000)
Accrued payroll, accrued and withheld payroll taxes	22,065,000	(18,189,000)
Accrued insurance claims	4,870,000	11,384,000
Deferred compensation liability	2,284,000	(1,415,000)
Income taxes payable	7,870,000	889,000
Net cash provided by operating activities	37,898,000	52,505,000

Cash flows from investing activities:
Disposals of fixed assets	177,000	248,000
Additions to property and equipment	(3,908,000)	(3,975,000)
Purchases of marketable securities	(18,751,000)	(52,219,000)
Sales of marketable securities	8,137,000	4,786,000
Net cash used in investing activities	(14,345,000)	(51,160,000)

Cash flows from financing activities:
Dividends paid	(39,849,000)	(38,338,000)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	84,000	83,000
Tax benefit from equity compensation plans, gross	1,750,000	1,062,000
Proceeds from the exercise of stock options	5,600,000	4,937,000
Net cash used in financing activities	(32,415,000)	(32,256,000)

Net change in cash and cash equivalents	(8,862,000)	(30,911,000)
Cash and cash equivalents at beginning of the period	33,189,000	75,280,000
Cash and cash equivalents at end of the period	$24,327,000	$44,369,000

Supplementary cash flow information:
Cash paid for interest	$441,000	$137,000
Cash paid for income taxes, net of refunds	$22,141,000	$7,508,000

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statement of Stockholders’ Equity
(Unaudited)

	Nine Months Ended September 30,
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2015	73,793,000	$738,000	$199,294,000	$543,000	$106,886,000	$(11,005,000)	$296,456,000
Comprehensive income:
Net income for the period					57,097,000		57,097,000
Unrealized gain on available for sale marketable securities, net of taxes				765,000			765,000
Comprehensive income							57,862,000
Exercise of stock options and other stock-based compensation, net of shares tendered	284,000	3,000	5,597,000				5,600,000
Tax benefit from equity compensation plans			1,540,000				1,540,000
Share-based compensation expense — stock options and restricted stock			2,810,000				2,810,000
Treasury shares issued for Deferred Compensation Plan funding and redemptions			325,000			209,000	534,000
Shares issued pursuant to Employee Stock Purchase Plan			1,696,000			371,000	2,067,000
Cash dividends					(39,849,000)		(39,849,000)
Shares issued pursuant to Dividend Reinvestment Plan			270,000			(186,000)	84,000
Shares issued pursuant to settlement	113,000	1,000	3,999,000				4,000,000
Balance — September 30, 2016	74,187,000	$742,000	$215,531,000	$1,308,000	$124,134,000	$(10,611,000)	$331,104,000

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

We provide our services primarily pursuant to full service agreements with our clients. In such agreements, we are responsible for the day-to-day management of employees located at our clients’ facilities. We also provide services on the basis of management-only agreements for a limited number of clients. Our agreements with clients typically provide for renewable one year service terms, cancelable by either party upon 30 to 90 days notice after the initial 60 to 120 day period.

We are organized into two reportable segments: housekeeping, laundry, linen and other services (“Housekeeping”), and dietary department services (“Dietary”).

Housekeeping consists of the managing of clients’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of patient rooms and common areas of a client’s facility, as well as the laundering and processing of the personal clothing belonging to the facility’s patients. Also within the scope of this segment’s service is the responsibility for laundering and processing of bed linens, uniforms and other assorted linen items utilized by a client facility.

Dietary consists of managing clients’ dietary department which is principally responsible for food purchasing, meal preparation and providing dietitian consulting professional services, which includes the development of a menu that meets patients’ dietary needs.

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows. However, in our opinion, all adjustments which are of a normal recurring nature and necessary for a fair presentation have been reflected in these consolidated financial statements. The balance sheet shown in this report as of December 31, 2015 has been derived from, and does not include, all of the disclosures contained in the financial statements for the year ended December 31, 2015. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any future period.

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

As a distributor of laundry equipment, we occasionally sell laundry installations to certain clients. The sales in most cases represent the construction and installation of a turn-key operation and have payment terms ranging from 24 to 60 months. During the three and nine months ended September 30, 2016 and 2015, laundry installation sales were not material.

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

Share-Based Compensation

The Company recognizes compensation expense for share-based awards and programs for employees and directors. We estimate the fair value of stock options as of the date of grant using a Black-Scholes option valuation model, while share-based awards are valued based on the market-price on the date of grant. The value of the portion of the award that is ultimately expected to vest, after accounting for forfeitures, is recognized as an expense in the Company’s consolidated statements of comprehensive income ratably over the requisite service periods.

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

Self-Funded Captive Insurance Programs

In 2015, the Company transitioned its workers compensation and certain employee health & welfare insurance programs to HCSG Insurance Corp. (“HCSG Insurance”), its wholly owned captive insurance subsidiary which previously provided only general liability coverage to the Company. HCSG Insurance was formed to provide the Company with greater efficiency in managing its property & casualty and health & welfare programs.

Concentrations of Credit Risk

Our financial instruments consist principally of cash and cash equivalents, marketable securities, deferred compensation funding and accounts and notes receivable. Our marketable securities are fixed income investments which are highly liquid and can be readily purchased or sold through established markets. At September 30, 2016 and December 31, 2015, substantially all of our cash and cash equivalents and marketable securities were held in one large financial institution located in the United States.

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

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize assets and liabilities on their balance sheet related to the rights and obligations created by most leases, while continuing to recognize expenses on their income statements over the lease term.  It will also require disclosures designed to give financial statement users information regarding the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. The Company is currently evaluating the impact ASU 2016-02 will have on our consolidated financial statements and associated disclosures.

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

Note 2—Changes in Accumulated Other Comprehensive Income by Component

Accumulated other comprehensive income consists of unrealized gains and losses from our available for sale marketable securities.
The following table provides a summary of the changes in accumulated other comprehensive income for the nine months ended September 30, 2016 and 2015:

	Unrealized Gains and Losses on Available for Sale Securities (1)
	Nine Months Ended September 30,
	2016	2015
Accumulated other comprehensive income — beginning balance	$543,000	$25,000
Other comprehensive income before reclassifications	914,000	184,000
Amounts reclassified from accumulated other comprehensive income (2)(3)	(149,000)	(3,000)
Net current period change in other comprehensive income	765,000	181,000
Accumulated other comprehensive income — ending balance	$1,308,000	$206,000

(1)	All amounts are net of tax.

(2)	Realized gains and losses are recorded pre-tax under “Other income - Investment and interest” on our consolidated statements of comprehensive income.

(3)
For the nine months ended September 30, 2016 and 2015, the Company recorded $226,000 and $5,000, respectively, of realized gains from the sale of available for sale securities. Refer to Note 5 herein for further information.

Note 3—Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded over the estimated useful life of each class of depreciable assets, and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

The following table sets forth the amounts of property and equipment by each class of depreciable assets as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Housekeeping and office equipment and furniture	$31,763,000	$29,852,000
Laundry and linen equipment installations	1,201,000	1,117,000
Autos and trucks	138,000	138,000
Total property and equipment, at cost	33,102,000	31,107,000
Less accumulated depreciation	19,827,000	18,021,000
Total property and equipment, net	$13,275,000	$13,086,000

Depreciation expense for the three months ended September 30, 2016 and 2015 was $1,114,000 and $1,036,000, respectively. Depreciation expense for the nine months ended September 30, 2016 and 2015 was $3,541,000 and $3,247,000, respectively.

Note 4—Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets of an acquired business. Goodwill is not amortized, but is evaluated for impairment on an annual basis, or more frequently if impairment indicators arise.

Goodwill by reportable operating segment, as described in Note 10 herein, was approximately $42,377,000 and $2,061,000 for Housekeeping and Dietary, respectively, as of September 30, 2016 and December 31, 2015.

Intangible Assets

Our intangible assets represent customer relationships and non-compete agreements related to business combinations. The cost of intangible assets is based on fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful lives. The customer relationships have a weighted-average amortization period of nine years.

The following table sets forth the amounts of our identifiable intangible assets subject to amortization:

	September 30, 2016	December 31, 2015
Customer relationships	$29,081,000	$35,781,000
Non-compete agreements	—	800,000
Total other intangibles, gross	29,081,000	36,581,000
Less accumulated amortization	14,065,000	19,473,000
Other intangibles, net	$15,016,000	$17,108,000

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remainder of 2016, the following five fiscal years and thereafter:

Period/Year	Total Amortization Expense
October 1 to December 31, 2016	$607,000
2017	$2,427,000
2018	$2,328,000
2019	$2,130,000
2020	$2,130,000
2021	$2,130,000
Thereafter	$3,264,000

Amortization expense for the three months ended September 30, 2016 and 2015 was $607,000 and $811,000, respectively. Amortization expense for the nine months ended September 30, 2016 and 2015 was $2,092,000 and $2,431,000, respectively.

Note 5—Fair Value Measurements

The following tables provide details of our financial assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 and the basis for those measurements:

	As of September 30, 2016
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable securities
Municipal bonds — available for sale	$80,623,000	$80,623,000	$—	$80,623,000	$—

Deferred compensation fund
Money Market (1)	$5,791,000	$5,791,000	$—	$—	$—
Balanced and Lifestyle	6,821,000	6,821,000	6,821,000	—	—
Large Cap Growth	5,636,000	5,636,000	5,636,000	—	—
Small Cap Growth	2,723,000	2,723,000	2,723,000	—	—
Fixed Income	2,780,000	2,780,000	2,780,000	—	—
International	1,183,000	1,183,000	1,183,000	—	—
Mid Cap Growth	1,398,000	1,398,000	1,398,000	—	—
Deferred compensation fund	$26,332,000	$26,332,000	$20,541,000	$—	$—

	As of December 31, 2015
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable securities
Municipal bonds — available for sale	$69,496,000	$69,496,000	$—	$69,496,000	$—

Deferred compensation fund
Money Market (1)	$3,896,000	$3,896,000	$—	$—	$—
Balanced and Lifestyle	9,136,000	9,136,000	9,136,000	—	—
Large Cap Growth	5,218,000	5,218,000	5,218,000	—	—
Small Cap Growth	2,275,000	2,275,000	2,275,000	—	—
Fixed Income	2,624,000	2,624,000	2,624,000	—	—
International	1,025,000	1,025,000	1,025,000	—	—
Mid Cap Growth	1,217,000	1,217,000	1,217,000	—	—
Deferred compensation fund	$25,391,000	$25,391,000	$21,495,000	$—	$—

(1)
The fair value of the money market fund is based on the net asset value (“NAV”) of the shares held by the plan at the end of the period. The money market fund includes short-term United States dollar denominated money market instruments and the NAV is determined by the custodian of the fund. The money market fund can be redeemed at its NAV at the measurement date as there are no significant restrictions on the ability to sell this investment.

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

For the three months ended September 30, 2016, we recorded unrealized losses on marketable securities of $369,000 and for the three months ended September 30, 2015, we recorded unrealized gains on marketable securities of $198,000. For the nine months ended September 30, 2016, we recorded unrealized gains of $765,000 and for the nine months ended September 30, 2015, we recorded unrealized gains of $181,000.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-than-temporary Impairments
September 30, 2016
Type of security:
Municipal bonds — available for sale	$78,482,000	$2,175,000	$(34,000)	$80,623,000	$—
Total debt securities	$78,482,000	$2,175,000	$(34,000)	$80,623,000	$—

December 31, 2015
Type of security:
Municipal bonds — available for sale	$68,640,000	$869,000	$(13,000)	$69,496,000	$—
Total debt securities	$68,640,000	$869,000	$(13,000)	$69,496,000	$—

For the three months ended September 30, 2016 and 2015, we received total proceeds from sales of available-for-sale municipal bonds, less the amount of interest received, of $2,983,000 and $1,858,000, respectively. For the three months ended September 30, 2016, these sales resulted in realized losses of $17,000 which were recorded in other income – investment and interest in our consolidated statements of comprehensive income. The basis for the sale of these securities was the specific identification of each bond sold during the period. For the three months ended September 30, 2015, there were $2,000 in realized gains.

For the nine months ended September 30, 2016 and 2015, we received total proceeds from sales of available-for-sale municipal bonds, less the amount of interest received, of $8,137,000 and $4,404,000, respectively. These sales resulted in realized gains of $226,000 and $5,000, respectively, and were recorded in other income – investment and interest in our consolidated statements of comprehensive income for the nine months ended September 30, 2016 and 2015. The basis for the sale of these securities was the specific identification of each bond sold during the period.

The following table summarizes the contractual maturities of debt securities held at September 30, 2016 and December 31, 2015, which are classified as marketable securities in the Consolidated Balance Sheet.

	Municipal Bonds — Available for Sale
Contractual maturity:	September 30, 2016	December 31, 2015
Maturing in one year or less	$2,587,000	$774,000
Maturing in second year through fifth year	18,411,000	13,852,000
Maturing in sixth year through tenth year	40,748,000	36,273,000
Maturing after ten years	18,877,000	18,597,000
Total debt securities	$80,623,000	$69,496,000

Note 6— Share-Based Compensation

A summary of stock-based compensation expense for the nine months ended September 30, 2016 and 2015 is as follows:

	Nine Months Ended September 30,
	2016	2015
Stock options	$2,399,000	$2,093,000
Restricted stock	412,000	187,000
Employee Stock Purchase Plan	302,000	287,000
Total pre-tax stock-based compensation expense charged against income (1)	$3,113,000	$2,567,000

(1)	Stock-based compensation expense is recorded in selling, general and administrative expense in our consolidated statements of comprehensive income.

At September 30, 2016, the unrecognized compensation cost related to unvested stock options and awards was $9,447,000. The weighted average period over which these awards will vest is approximately 3.0 years.

Other information pertaining to activity of our stock awards is as follows:

	Nine Months Ended September 30,
	2016	2015
Total grant-date fair value of stock options and awards granted	$5,203,000	$4,027,000
Total fair value of stock options and awards vested during period	$3,092,000	$2,719,000

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

As of September 30, 2016, 3,931,000 shares of common stock were reserved for issuance under the Plan, including 1,282,000 shares available for future grant. No stock award will have a term in excess of ten years. All awards granted under the Plan become vested and exercisable ratably over a five year period on each yearly anniversary of the grant date.

The Nominating, Compensation and Stock Option Committee of the Board of Directors is responsible for determining the terms of the grants in accordance with the Plan.

Stock Options

A summary of our stock options outstanding under the Plan as of December 31, 2015 and changes during the nine months ended September 30, 2016 is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price
December 31, 2015	2,461,000	$22.16
Granted	569,000	$34.14
Cancelled	(105,000)	$29.60
Exercised	(276,000)	$20.41
September 30, 2016	2,649,000	$24.62

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2016 and 2015 was $7.46 and $6.64 per common share, respectively.

The following table summarizes other information about our stock options at September 30, 2016:

Stock Options
Range of exercise prices	$10.39 - $34.14
Outstanding:
Weighted average remaining contractual life (years)	6.5
Aggregate intrinsic value	$39,626,000
Exercisable:
Number of shares	1,191,000
Weighted average remaining contractual life (years)	4.6
Aggregate intrinsic value	$25,163,000
Exercised:
Aggregate intrinsic value	$4,581,000

The fair value of stock option awards granted in 2016 and 2015 was estimated on the date of grant using the Black-Scholes option valuation model using the following assumptions:

	Nine Months Ended September 30,
	2016	2015
Risk-free interest rate	2.0%	1.9%
Weighted average expected life (years)	5.8	5.8
Expected volatility	26.0%	27.2%
Dividend yield	2.0%	2.2%

Restricted Stock

During the nine months ended September 30, 2016, the Company granted 44,000 shares of restricted stock with a weighted average grant date fair value of $34.14 per share. Fair value is determined based on the market price of the shares on the date of grant. During the nine months ended September 30, 2015, the Company granted 25,000 shares of restricted stock with a weighted average grant date fair value of $30.30 per share.

A summary of our outstanding stock-based compensation as of December 31, 2015 and changes during the nine months ended September 30, 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value
December 31, 2015	40,000	$29.10
Granted	44,000	$34.14
Vested	(9,000)	$28.76
Forfeited	(1,000)	$34.14
September 30, 2016	74,000	$32.09

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) for all eligible employees. On August 1, 2016, the Company adopted an amendment to the ESPP, extending the program through 2021. All full-time and certain part-time employees who have completed two years of continuous service with us are eligible to participate. Annual offerings commence and terminate on the respective year’s first and last calendar day.

Under the ESPP, the Company is authorized to issue up to 4,050,000 shares of our common stock to our employees. Pursuant to such authorization, there are 2,362,000 shares available for future grant at September 30, 2016.

The stock-based compensation expense associated the options granted in 2016 and 2015 under our ESPP was estimated on the date of grant using the Black-Scholes option valuation model using the following assumptions:

	Nine Months Ended September 30,
	2016	2015
Risk-free interest rate	0.58%	0.18%
Weighted average expected life (years)	1.0	1.0
Expected volatility	19.7%	19.2%
Dividend yield	2.0%	2.2%

Note 7— Dividends

During the nine months ended September 30, 2016, we paid regular quarterly cash dividends of approximately $39,849,000 as follows:

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016
Cash dividend per common share	$0.18125	$0.18250	$0.18375
Total cash dividends paid	$13,158,000	$13,293,000	$13,398,000
Record date	February 19, 2016	May 20, 2016	August 19, 2016
Payment date	March 25, 2016	June 24, 2016	September 23, 2016

Additionally, on October 11, 2016, our Board of Directors declared a regular quarterly cash dividend of $0.1850 per common share, which will be paid on December 23, 2016, to shareholders of record as of the close of business on November 18, 2016.

Cash dividends declared on our outstanding weighted average number of basic common shares for the periods presented were approximately as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cash dividends per common share	$0.19	$0.18	$0.55	$0.53

Note 8— Income Taxes

The 2016 estimated annual effective tax rate is expected to be approximately 36.5%. Differences between the effective tax rate and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes and tax credits available to the Company. The actual 2016 effective tax rate could vary from the estimate depending on the availability of tax credits.

We account for income taxes using the asset and liability method, which results in recognizing income tax expense based on the amount of income taxes payable or refundable for the current year. Additionally, we evaluate regularly the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2013 through 2015 (with regard to U.S. federal income tax returns) and December 31, 2011 through 2015 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2016.

We may from time to time be assessed interest or penalties by taxing jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. When we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense. In addition, any interest or penalties relating to recognized uncertain tax positions would also be recorded in selling, general and administrative expense.

Note 9—Related Party Transactions

A director is a member of a law firm retained by us. In each of the nine months ended September 30, 2016 and 2015, fees received from us by such firm did not exceed $120,000. Additionally, such fees did not exceed, in either period, 5% of such firm’s or the Company’s revenues.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Housekeeping services	$239,584,000	$227,760,000	$716,154,000	$681,306,000
Dietary services	153,150,000	132,405,000	447,943,000	389,461,000
Total	$392,734,000	$360,165,000	$1,164,097,000	$1,070,767,000

Income before income taxes
Housekeeping services	$23,645,000	$21,770,000	$68,966,000	$64,139,000
Dietary services	7,884,000	8,239,000	26,103,000	25,008,000
Corporate and eliminations (1)	(958,000)	(3,268,000)	(5,211,000)	(11,095,000)
Total	$30,571,000	$26,741,000	$89,858,000	$78,052,000

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

Total Revenues from Clients

We earned total revenues from clients in the following service categories:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Housekeeping services	$171,802,000	$158,019,000	$510,080,000	$471,692,000
Dietary services	153,150,000	132,405,000	447,943,000	389,461,000
Laundry and linen services	67,363,000	69,060,000	204,529,000	207,887,000
Maintenance services and other	419,000	681,000	1,545,000	1,727,000
	$392,734,000	$360,165,000	$1,164,097,000	$1,070,767,000

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average number of common shares outstanding - basic	72,839,000	72,009,000	72,718,000	71,714,000
Effect of dilutive securities (1)	753,000	682,000	717,000	667,000
Weighted average number of common shares outstanding - diluted	73,592,000	72,691,000	73,435,000	72,381,000

(1)
Certain outstanding stock option awards are anti-dilutive and were therefore excluded from the calculation of the weighted average number of diluted common shares outstanding. During the three and nine months ended September 30, 2016, options to purchase 501,000 and 544,000 shares having a weighted average exercise price of $34.14 were excluded. During the three and nine months ended September 30, 2015, options to purchase 597,000 and 925,000 shares having weighted average exercise prices of $30.03 and $29.33, respectively, were excluded.

Note 12— Other Contingencies

Line of Credit

We have a $200,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements. Amounts drawn under the line of credit are payable upon demand. At September 30, 2016, there were no borrowings under the line of credit. At September 30, 2016, we also had outstanding a $78,078,000 irrevocable standby letter of credit, which relates to payment obligations under our insurance programs. In connection with the issuance of the letter of credit, the amount available under the line of credit was reduced by $78,078,000 at September 30, 2016. The letter of credit was decreased to $63,735,000 on October 25, 2016. The line of credit requires us to satisfy one financial covenant. We are in compliance with our financial covenant at September 30, 2016 and expect to remain in compliance with such financial covenant. The line of credit expires on December 18, 2018.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of September 30, 2016 and December 31, 2015 and the notes accompanying those financial statements.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to over 3,500 facilities in 48 states as of September 30, 2016. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, our clients are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

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

Housekeeping consists of managing the client’s housekeeping department which is principally responsible for the cleaning, disinfecting and sanitizing of patient rooms and common areas of a client’s facility, as well as laundering and processing of the personal clothing belonging to the facility’s patients. Also within the scope of Housekeeping is the responsibility for laundering and processing the bed linens, uniforms and other assorted linen items utilized by a client facility.

Dietary consists of managing the client’s dietary department which is principally responsible for food purchasing, meal preparation and providing dietitian consulting professional services, which includes the development of a menu that meets the patients’ dietary needs.

At September 30, 2016, Housekeeping is provided at essentially all of our 3,500 client facilities, generating approximately 61.5% or $716,154,000 of total revenues for the nine months ended September 30, 2016. Dietary is provided to over 1,000 client facilities at September 30, 2016 and contributed approximately 38.5% or $447,943,000 of total revenues for the nine months ended September 30, 2016.

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

Three Months Ended September 30, 2016 and 2015

The following tables sets forth the third quarter 2016 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis compared to third quarter 2015 amounts. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles.

	Three Months Ended September 30,
	2016	2015	% Change
Revenues
Housekeeping services	$239,584,000	$227,760,000	5.2%
Dietary services	153,150,000	132,405,000	15.7%
Consolidated	$392,734,000	$360,165,000	9.0%

Costs of Services Provided
Housekeeping services	$215,939,000	$205,990,000	4.8%
Dietary services	145,266,000	124,166,000	17.0%
Corporate and eliminations	(24,865,000)	(21,511,000)	15.6%
Consolidated	$336,340,000	$308,645,000	9.0%

Selling, general and administrative expense
Corporate and eliminations	$27,182,000	$23,445,000	15.9%

Investment and interest income
Corporate and eliminations	$1,359,000	$(1,334,000)	(201.9)%

Income (loss) before income taxes
Housekeeping services	$23,645,000	$21,770,000	8.6%
Dietary services	7,884,000	8,239,000	(4.3)%
Corporate and eliminations	(958,000)	(3,268,000)	(70.7)%
Consolidated	$30,571,000	$26,741,000	14.3%

Housekeeping, our largest and core reportable segment, represented approximately 61.0% of consolidated revenues for the third quarter 2016. Dietary revenues represented approximately 39.0% of consolidated revenues for the third quarter 2016.

The following table sets forth the ratio which certain items bear to consolidated revenues:

	Three Months Ended September 30,
	2016	2015
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	85.6%	85.7%
Selling, general and administrative expense	6.9%	6.5%
Investment and interest income	0.3%	(0.4)%
Income before income taxes	7.8%	7.4%
Income taxes	2.8%	2.7%
Net income	5.0%	4.7%

Revenues

Consolidated

Consolidated revenues increased 9.0% to $392,734,000 in the third quarter 2016 compared to $360,165,000 in the third quarter 2015 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping’s 5.2% net growth in reportable segment revenues resulted from service agreements entered into with new clients.

Dietary’s 15.7% net growth in reportable segment revenues resulted primarily from providing this service to a greater number of existing Housekeeping clients.

Costs of Services Provided

Consolidated

Consolidated costs of services increased 9.0% to $336,340,000 in the third quarter 2016 compared to $308,645,000 in the third quarter 2015. The increase in costs of services is a direct result of growth in our consolidated revenues. Certain significant components within our costs of services are subject to fluctuation with the changes in our business and client base. The increase during 2016 compared to 2015 relates primarily to labor and other labor related costs. Historically, labor and other labor related costs, as well as self insurance costs, accounted for approximately 96% to 98% of consolidated costs of services.

As a percentage of consolidated revenues, cost of services decreased to 85.6% in the third quarter 2016 from 85.7% in the third quarter 2015. The following table provides a comparison of the key indicators we consider when managing the consolidated cost of services provided:

	Three Months Ended September 30,
Costs of Services Provided-Key Indicators as a % of Consolidated Revenue	2016	2015	Change
Bad debt provision	0.3%	0.2%	0.1%
Workers’ compensation and general liability insurance	2.7%	3.3%	(0.6)%

The decrease in workers’ compensation and general liability insurance expense as a percentage of consolidated revenue is primarily the result of the Company’s ongoing initiatives to promote safety and accident prevention in the workplace, as well as proactive management of workers’ compensation claims, which positively impact our claims experience.

Reportable Segments

Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues for the third quarter 2016 decreased to 90.1% from 90.4% in the third quarter 2015. Cost of services provided for Dietary, as a percentage of Dietary revenues for the third quarter 2016 increased to 94.9% from 93.8% in the third quarter 2015.

The following table provides a comparison of the key indicators we consider when managing cost of services at the segment level, as a percentage of the respective segment’s revenues:

	Three Months Ended September 30,
Costs of Services Provided-Key Indicators as a % of Segment Revenue	2016	2015	Change
Housekeeping labor and other labor costs	81.0%	80.2%	0.8%
Housekeeping supplies	7.7%	8.1%	(0.4)%
Dietary labor and other labor costs	54.5%	53.7%	0.8%
Dietary supplies	37.8%	38.8%	(1.0)%

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

Selling, General and Administrative Expense

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Selling, general and administrative expense excluding deferred compensation change (1)	$26,286,000	$24,858,000	$1,428,000	5.7%
Change in value of deferred compensation plan	896,000	(1,413,000)	2,309,000	(163.4)%
Selling, general and administrative expense	$27,182,000	$23,445,000	$3,737,000	15.9%

(1)	Selling, general and administrative expense excluding the change in the market value of the deferred compensation fund.

Excluding the change in the deferred compensation plan, consolidated selling, general and administrative expense increased $1,428,000 or 5.7% compared to the third quarter 2015, related primarily to growth. The increase related to the deferred compensation plan is a result of changes in the value of our deferred compensation liability.

Consolidated Investment and Interest Income

Investment and interest income, as a percentage of consolidated revenues, increased to 0.3% for the three months ended September 30, 2016 compared to the corresponding 2015 period, primarily due to favorable market fluctuations in the value of our investments.

Consolidated Income Taxes

For the third quarter 2016 and 2015, our effective tax rate was 36%. Differences between the effective tax rate and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes and tax credits available to the Company.

Nine Months Ended September 30, 2016 and 2015

The following tables set forth the nine months ended September 30, 2016 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis compared to the nine months ended September 30, 2015 amounts. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles.

	Nine Months Ended September 30,
	2016	2015	% Change
Revenues
Housekeeping services	$716,154,000	$681,306,000	5.1%
Dietary services	447,943,000	389,461,000	15.0%
Consolidated	$1,164,097,000	$1,070,767,000	8.7%

Costs of Services Provided
Housekeeping services	$647,188,000	$617,167,000	4.9%
Dietary services	421,840,000	364,453,000	15.7%
Corporate and eliminations	(70,433,000)	(64,822,000)	8.7%
Consolidated	$998,595,000	$916,798,000	8.9%

Selling, general and administrative expense
Corporate and eliminations	$78,192,000	$75,332,000	3.8%

Investment and interest income
Corporate and eliminations	$2,548,000	$(585,000)	(535.6)%

Income (loss) before income taxes
Housekeeping services	$68,966,000	$64,139,000	7.5%
Dietary services	26,103,000	25,008,000	4.4%
Corporate and eliminations	(5,211,000)	(11,095,000)	(53.0)%
Consolidated	$89,858,000	$78,052,000	15.1%

Housekeeping and Dietary respectively represented approximately 61.5% and 38.5% of consolidated revenues for the nine months ended September 30, 2016.

The following table sets forth the ratio which certain items bear to consolidated revenues:

	Nine Months Ended September 30,
	2016	2015
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	85.8%	85.6%
Selling, general and administrative expense	6.7%	7.0%
Investment and interest income	0.2%	(0.1)%
Income before income taxes	7.7%	7.3%
Income taxes	2.8%	2.7%
Net income	4.9%	4.6%

Revenues

Consolidated

Consolidated revenues increased 8.7% to $1,164,097,000 in the nine months ended September 30, 2016 compared to $1,070,767,000 in the corresponding period in 2015 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping’s 5.1% net growth in reportable segment revenues resulted from service agreements entered into with new clients.

Dietary’s 15.0% net growth in reportable segment revenues resulted primarily from providing this service to a greater number of existing Housekeeping clients.

Costs of services provided

Consolidated

Consolidated costs of services increased 8.9% to $998,595,000 for the nine months ended September 30, 2016 compared to $916,798,000 in the corresponding period in 2015. The increase in costs of services is a direct result of growth in our consolidated revenues. Certain significant components within our costs of services are subject to fluctuation with the changes in our business and client base. The increase during 2016 compared to 2015 relates primarily to labor and other labor related costs. Historically, labor and other labor related costs, as well as self insurance costs, accounted for approximately 96% to 98% of consolidated costs of services.

As a percentage of consolidated revenues, cost of services increased to 85.8% in the nine months ended September 30, 2016 from 85.6% in the corresponding period in 2015. The following table provides a comparison of the key indicators we consider when managing the consolidated cost of services provided:

	Nine Months Ended September 30,
Cost of Services Provided-Key Indicators as a % of Consolidated Revenue	2016	2015	Change
Bad debt provision	0.3%	0.2%	0.1%
Workers’ compensation and general liability insurance	3.0%	3.3%	(0.3)%

The decrease in workers’ compensation and general liability insurance expense as a percentage of consolidated revenue is primarily the result of the Company’s ongoing initiatives to promote safety and accident prevention in the workplace, as well as proactive management of workers’ compensation claims, which positively impact our claims experience.

Reportable Segments

Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues for the nine months ended September 30, 2016, decreased to 90.4% from 90.6% in the corresponding period in 2015. Cost of services provided for Dietary, as a percentage of Dietary revenues for the nine months ended September 30, 2016, increased to 94.2% from 93.6% in the corresponding period in 2015.

The following table provides a comparison of the key indicators we consider when managing the cost of services at the segment level, as a percentage of the respective segment’s revenues:

	Nine Months Ended September 30,
Cost of Services Provided-Key Indicators as a % of Segment Revenue	2016	2015	Change
Housekeeping labor and other labor costs	80.0%	79.2%	0.8%
Housekeeping supplies	7.8%	8.3%	(0.5)%
Dietary labor and other labor costs	53.5%	52.8%	0.7%
Dietary supplies	38.1%	38.4%	(0.3)%

The ratios of these key indicators remain relatively consistent. Variations relate to the provision of services at new facilities and changes in the mix of clients for whom we provide supplies or do not provide supplies. Management focuses on building efficiencies and managing labor and other costs at the facility level, as well as managing supply chain costs, for new and existing facilities.

Selling, General and Administrative Expense

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Selling, general and administrative expense w/o deferred compensation change (1)	$77,078,000	$76,357,000	$721,000	0.9%
Change in value of deferred compensation plan	1,114,000	(1,025,000)	2,139,000	(208.7)%
Consolidated selling, general and administrative expense	$78,192,000	$75,332,000	$2,860,000	3.8%

(1)	Selling, general and administrative expense excluding the change in the market value of the deferred compensation fund.

Excluding the change in the deferred compensation plan, consolidated selling, general and administrative expense increased $721,000 or 0.9% during the nine months ended September 30, 2016, related primarily to growth. The increase related to the deferred compensation plan is a result of changes in the value of our deferred compensation liability.

Consolidated Investment and Interest Income

Investment and interest income, as a percentage of consolidated revenues, increased to 0.2% for the nine months ended September 30, 2016 compared to the corresponding 2015 period, primarily due to favorable market fluctuations in the value of our investments.

Consolidated Income Taxes

For the nine months ended September 30, 2016, our effective tax rate was 36.5% compared to 37.4% for the 2015 period. Differences between the effective tax rate and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes and tax credits available to the Company. The decrease in the effective tax rate is primarily due to the recognition of certain tax credits in the third quarter 2016 that had not been recognized in the third quarter 2015, as the credits were not approved until late 2015.

Liquidity and Capital Resources

Cash generated through operations is our primary source of liquidity. At September 30, 2016, we had cash, cash equivalents and marketable securities of $104,950,000 and working capital of $308,799,000, compared to December 31, 2015 cash, cash equivalents and marketable securities of $102,685,000 and working capital of $269,277,000. Our current ratio was 3.7 to 1 at September 30, 2016 versus 3.8 to 1 at December 31, 2015. The increase in working capital is driven by the timing of payments and cash receipts as of September 30, 2016 as compared with December 31, 2015.

We have a $200,000,000 bank line of credit on which we may draw to meet short-term liquidity requirements in excess of internally generated cash flow. Amounts drawn under the line of credit are payable upon demand. At September 30, 2016, there were no borrowings under the line of credit. At September 30, 2016, we also had outstanding a $78,078,000 irrevocable standby letter of credit, which relates to payment obligations under our insurance programs. In connection with the issuance of the letter of credit, the amount available under the line of credit was reduced by $78,078,000 at September 30, 2016. The letter of credit was decreased to $63,735,000 on October 25, 2016.

The line of credit requires us to satisfy one financial covenant. The covenant and its respective status at September 30, 2016 was as follows:

Covenant Description and Requirement	As of September 30, 2016
Funded debt (1) to EBITDA(2) ratio: less than 3.00 to 1.00	0.71 to 1.00

(1)	All indebtedness for borrowed money, including but not limited to capitalized lease obligations, reimbursement obligations in respect of letters of credit and guaranties of any such indebtedness.

(2)	Net income plus interest expense, income tax expense, depreciation, amortization and extraordinary non-recurring losses/gains.

As noted above, we were in compliance with our financial covenant at September 30, 2016 and we expect to remain in compliance. The line of credit expires on December 18, 2018.

Cash Flows from Operating Activities

Cash flows from operating activities are primarily driven by earnings, excluding the impact of non-cash items, the timing of cash receipts and disbursements, and changes in working capital items.

The net cash provided by our operating activities was $37,898,000 for the nine months ended September 30, 2016. The principal source of net cash flows from operating activities for the period was net income of $57,097,000, adjusted for non-cash charges to operations for depreciation and amortization, provision for bad debts, deferred income taxes and stock-based compensation, which totaled $14,693,000. Cash was also provided by increases in accrued payroll and accrued and withheld payroll taxes of $22,065,000, income taxes payable of $7,870,000, accrued insurance claims of $4,870,000 and our deferred compensation liability of 2,284,000. These sources of cash were partially offset by increases in accounts and notes receivable of $54,954,000, prepaid expenses and other assets of $5,279,000 and inventories and supplies of $1,295,000 and a decrease in accounts payable and other accrued expenses of $6,774,000.

Cash Flows from Investing Activities

Cash flows from investing activities are related to capital expenditures and our investments in marketable securities.

The net cash used in our investing activities for the nine months ended September 30, 2016 was $14,345,000, primarily attributable to $10,614,000 of net purchases of marketable securities and $3,908,000 for the purchase of property and equipment. See “Capital Expenditures” below.

Cash Flows from Financing Activities

Cash flows from financing activities relate primarily to dividends paid and proceeds from the exercise of stock options.

The net cash used in financing activities during the nine months ended September 30, 2016 was primarily related to $39,849,000 in dividend payments, partially offset by proceeds of $5,600,000 from the exercise of stock options by employees and directors. Additionally, as a result of tax deductions derived from the stock option exercises, we recognized an income tax benefit of $1,750,000.

The dividends paid to shareholders during the nine months ended September 30, 2016 were funded by the existing cash, cash equivalents and marketable securities held by the Company. At September 30, 2016 and December 31, 2015, we had $104,950,000 and $102,685,000, respectively, in cash, cash equivalents and marketable securities. Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

Accounts and Notes Receivable

We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to their program participants. Whenever possible, when a client falls behind in making agreed-upon payments to us, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At September 30, 2016 and December 31, 2015, we had $16,353,000 and $16,830,000, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

We have had varying collections experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $3,200,000 and $2,225,000 for the nine months ended September 30, 2016 and 2015, respectively. As a percentage of total revenues, these provisions represent 0.3% and 0.2% for the respective periods. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping equipment purchases, laundry and linen equipment installations, and computer hardware and software. Although we have no specific material commitments for capital expenditures through the end of calendar year 2016, we estimate that for the remainder of 2016 we will have capital expenditures of approximately $1,125,000 to $1,500,000 in connection with housekeeping equipment purchases and laundry and linen equipment installations in our clients’ facilities, as well as expenditures relating to internal data processing hardware and software requirements, computer equipment and office equipment. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would, if necessary, seek to obtain necessary working capital from such sources as long-term debt or equity financing.

Material Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, other than our irrevocable standby letter of credit previously discussed.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2016, we had $104,950,000 in cash, cash equivalents and marketable securities. The fair value of all of our cash equivalents and marketable securities is determined based on “Level 1” or “Level 2” inputs, which are based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Based on their evaluation as of September 30, 2016, pursuant to Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act
13a-15(e)) are effective.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by our management, including our Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended September 30, 2016 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 1, 2016, Healthcare Services Group, Inc. adopted Amendment No. 3 to the Healthcare Services Group, Inc. Employee Stock Purchase Plan (the “ESPP”), originally effective as of January 1, 2000, and as amended effective January 1, 2004 and April 12, 2011. The Amendment No. 3 extends the ESPP for an additional five years through 2021.

Item 6. Exhibits

The following exhibits are filed as part of this Report:

Exhibit Number	Description
4.1	Amendment No. 3 to the Healthcare Services Group, Inc. Employee Stock Purchase Plan, dated as of August 1, 2016
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following financial information from the Company's Form 10-Q for the quarterly period ended September 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Stockholders' Equity, and (v) Notes to Consolidated Financial Statements

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE SERVICES GROUP, INC.

Date:	October 28, 2016	/s/ Theodore Wahl
Theodore Wahl
President & Chief Executive Officer
(Principal Executive Officer)

Date:	October 28, 2016	/s/ John C. Shea
John C. Shea
Chief Financial Officer
(Principal Financial and Accounting Officer)