Form 10-K
period 2016-12-31
HEALTHCARE SERVICES GROUP INC
filed 2017-02-24
CIK 731012

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-12015

 HEALTHCARE SERVICES GROUP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2018365
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3220 Tillman Drive, Suite 300, Bensalem, PA	19020
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(215) 639-4274

Securities registered pursuant to Section 12(b) of the 1934 Act:

Common Stock ($.01 par value)	The NASDAQ Global Select Market
Title of each class	Name of each exchange on which registered
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  ☐    NO  ☑
The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant as of the close of business on June 30, 2016 was approximately $2.15 billion based on the closing sale price of the Common Stock on the NASDAQ Global Select Market on that date. The determination of affiliate status is not a determination for any other purpose. The Registrant does not have any non-voting common equity authorized or outstanding.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock (Common Stock, $.01 par value) as of the latest practicable date (February 21, 2017). 72,812,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 30, 2017 have been incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

Healthcare Services Group, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2016

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; having several clients who individually contributed over 5%, with one as high as 9.5%, of our total consolidated revenues for the year ended December 31, 2016; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor related matters such as minimum wage increases; continued realization of tax benefits arising from our corporate reorganization and self-funded health insurance program; risks associated with the reorganization of our corporate structure; and the risk factors described in Part I in this report under “Government Regulation of Clients,” “Competition” and “Service Agreements and Collections,” and under Item IA “Risk Factors.”

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

In addition, we believe that to improve our financial performance we must continue to obtain service agreements with new clients, retain and provide new services to existing clients, achieve modest price increases on current service agreements with existing clients and maintain internal cost reduction strategies at our various operational levels. Furthermore, we believe that our ability to sustain the internal development of managerial personnel is an important factor impacting future operating results and the successful execution of our projected growth strategies.

PART I

In this Annual Report on Form 10-K for the year ended December 31, 2016, Healthcare Services Group, Inc. (together with its wholly-owned subsidiaries, included in Exhibit 21 which has been filed as part of this Report) is referred to using terms such as the “Company,” “we,” “us” or “our.”

Item I.  Business.

General

The Company is a Pennsylvania corporation, incorporated on November 22, 1976. We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe that we are the largest provider of our services to the long-term care industry in the United States, rendering such services to over 3,500 facilities in the continental United States as of December 31, 2016. We provide our Housekeeping services to essentially all of our client facilities and we provide Dietary services to over 1,000 facilities. Although we do not directly participate in any government reimbursement programs, our clients receive government reimbursements related to Medicare and Medicaid. Therefore, they are directly affected by any legislation and regulations relating to Medicare and Medicaid reimbursement programs.

Segment Information

The information called for herein is discussed below in Description of Services, and within Item 8 of this Annual Report on Form 10-K under Note 14 of Notes to Consolidated Financial Statements for the years ended December 31, 2016, 2015 and 2014.

Description of Services

We are organized into, and provide our services through two reportable segments: housekeeping, laundry, linen and other services (“Housekeeping”), and dietary department services (“Dietary”). The Company’s corporate headquarters provides centralized financial management and support, legal services, human resources management and other administrative services to the Housekeeping and Dietary business segments.

Both segments provide our services primarily pursuant to full service agreements with our clients. In such agreements, we are responsible for the management of the department serviced, employing the Housekeeping or Dietary personnel located at our clients’ facilities and providing certain supplies. We also provide services on the basis of management-only agreements for a limited number of clients. Under a management-only agreement, we provide management and supervisory services while the client facility retains payroll responsibility for the non-supervisory staff. Our agreements with clients typically provide for renewable one year service terms, cancelable by either party upon 30 to 90 days’ notice after an initial period of 60 to 120 days.

We typically adopt and follow our clients’ employee wage structure, including policies of wage rate increases, and pass through to the client any labor cost increases associated with such wage rate adjustments.

Our labor force is interchangeable with respect to the services within Housekeeping, while our Dietary labor force is specific to Dietary operations. In addition, there are some differences in the expertise of the professional management personnel responsible for the services of the respective segments. We believe the services of each segment provide opportunities for growth.

Housekeeping

Housekeeping represented approximately 61.3%, or $957.1 million, of consolidated revenues in 2016. The services provided under this segment include managing the client’s housekeeping department which is principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of a client’s facility, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at a client facility. Upon beginning service with a client facility, we typically hire and train the employees that were previously employed by such facility and assign an on-site manager to supervise and train the front line personnel and coordinate housekeeping services with other facility support functions in accordance with client request. Such management personnel also oversee the execution of various of quality and cost-control procedures including continuous training and employee evaluation, and on-site testing for infection control.

Housekeeping’s operating performance is significantly impacted by our management of labor costs. Labor accounted for approximately 80.2% of Housekeeping revenues. Changes in employee compensation resulting from legislative or other governmental actions, anticipated staffing levels, and our use of labor may adversely impact these costs. Similarly, an increase in the costs of supplies, including linen costs, consumed in performing Housekeeping services may impact Housekeeping’s operating performance. In 2016, the cost of Housekeeping supplies as a percentage of Housekeeping revenues was 7.8%. Generally, the cost of such supplies is dictated by specific product market conditions, which are subject to price fluctuations influenced by factors outside of our control. Where possible, we negotiate fixed pricing from vendors for an extended period of time on certain supplies to mitigate such price fluctuations.

Dietary

Dietary services represented approximately 38.7%, or $605.5 million, of consolidated revenues in 2016. Dietary consists of managing the client’s dietary department which is principally responsible for food purchasing, meal preparation and professional dietitian services, which includes the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support being provided by a District Manager specializing in Dietary services, as well as a registered dietitian. We also offer clinical consulting services to facilities to assist them in cost containment and to promote improvement in their dietary department service operations.

Dietary operating performance is also impacted by price fluctuations in labor and supply costs resulting from similar factors discussed above in Housekeeping. In 2016, the costs of labor and food-related supplies represented approximately 53.8% and 38.0% of Dietary revenues, respectively.

Operational Management Structure

By applying our professional management techniques, we offer our clients the ability to manage certain housekeeping, laundry, linen, facility maintenance and dietary services and costs. We manage and provide our services through a network of management personnel, as illustrated below.

Divisional Manager
↓
Regional Manager and Director
↓
District Manager
↓
Facility Manager

Facilities are managed by an on-site Facility Manager, and if necessary, additional supervisory personnel. Such facility-level management personnel are responsible for the management of staff, scheduling, procurement, customer service, quality control and overall day-to-day management of the Housekeeping or Dietary function.

Districts typically consist of eight to twelve facilities and District Managers oversee the operations of the facilities within their districts. Their responsibilities include oversight of Facility Managers through management of personnel, operational performance, quality control monitoring, customer satisfaction and adherence to our systems and budgets.

Districts are organized into regions, which are headed by Regional Managers who oversee approximately four to six districts. Regional Managers provide management support, training and personnel management, while ensuring operational performance consistent with our systems and budgets. Regional Directors are primarily responsible for marketing our services within their regions, which involves industry outreach, overseeing and participation in contract negotiation, and working closely with Regional Managers to ensure customer satisfaction and promote retention and growth.

Divisions generally consist of four to six regions and are overseen by Divisional Managers, who are ultimately responsible for all aspects of the operational, compliance and financial-based performance of their divisions.

We believe that our divisional, regional and district organizational structure facilitates our ability to best serve our clients, expand our service offerings to existing clients and obtain new clients.

Market

The market for our services consists of a large number of facilities involved in various aspects of the health care industry, including long-term and post-acute care facilities (skilled nursing facilities, residential care and assisted living facilities, etc.) and hospitals (acute care, critical access, psychiatric, etc.).

These facilities range in size from smaller facilities to facilities with over 500 beds. Such facilities may be specialized or general, privately owned or public, profit or not-for-profit, and may serve residents on a long-term or short-term basis. We market our services to facilities after consideration of a variety of factors including facility type, size, location, and service opportunities (Housekeeping or Dietary). The market for our services, particularly in long-term and post-acute care, is expected to continue to grow as the population of the United States ages and as government reimbursement policies require increased cost control or containment by the constituents that comprise our target market.

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

Our services are marketed primarily through referrals and in-person solicitation of target facilities. We also participate in industry trade shows, health care trade associations and health care support service seminars that are offered in conjunction with state or local health authorities in many of the states in which we conduct our business. Such programs are typically attended by facility owners, administrators and supervisory personnel, thus presenting marketing opportunities for us. Indications of interest in our services arising from initial marketing efforts are followed up with a presentation regarding our services and an assessment of the service requirements of the facility. Thereafter, a formal proposal including operational recommendations and proposed costs is submitted to the prospective client. Once the prospective client accepts the proposal and executes our service agreement, we are structured to timely and efficiently establish our operations and systems at the client facilities.

Government Regulation of Clients

Our clients are subject to government regulation. Although laws and rulings directly affect how clients are paid for certain services, we do not directly participate in any government reimbursement programs. Accordingly, our contractual relationships with our clients determine the clients’ payment obligations to us. However, because clients’ revenues are generally highly reliant on Medicare and Medicaid reimbursement funding rates, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect our clients’ cash flows, resulting in their inability to make payments to us on agreed upon payment terms (see “Liquidity and Capital Resources” included in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

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

Service Agreements and Collections

We provide our services primarily pursuant to full service agreements with our clients. In such agreements, we are responsible for the management of the department serviced, employing the Housekeeping or Dietary personnel located at our clients’ facilities and providing certain supplies. We also provide services on the basis of management-only agreements for a limited number of clients. In such agreements, our services involve providing on-site management personnel, while the non-supervisory staff remain employees of the respective client. Although many of our service agreements are cancelable on short notice, we have historically had a favorable client retention rate and expect to continue to maintain satisfactory relationships with our clients.

We have had varying collections experiences with respect to our accounts and notes receivable. We have sometimes been required to extend the period of payment for certain clients beyond contractual terms. Such clients include those who have terminated service agreements and slow payers experiencing financial difficulties. Related to these collection problems, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $4.6 million, $4.3 million and $4.5 million in the years ended December 31, 2016, 2015 and 2014, respectively (see Schedule II - Valuation and Qualifying Accounts and Reserves for year-end balances). As a percentage of total revenues, these provisions represented approximately 0.3% for each of the years ended December 31, 2016, 2015 and 2014. In making our credit evaluations, we consider customer-specific risks as well as the general collection risk associated with trends in the long-term care industry. We establish credit limits, perform ongoing credit evaluations and monitor accounts to minimize the risk of loss. Despite our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows, as discussed in “Government Regulation of Clients” and “Risk Factors” in this report. If our clients experience a negative impact in their cash flows, it could have a material adverse effect on our consolidated results of operations and financial condition.

Competition

We compete primarily with the in-house service departments of our potential clients. Most health care facilities perform their own support service functions without relying upon outside management firms. In addition, a number of local firms compete with us in the regional markets in which we conduct business. Several national service firms are larger and have greater financial and marketing resources than us, although historically such firms have concentrated their marketing efforts primarily on hospitals, rather than the long-term care facilities typically serviced by us. Although the competition to provide service to health care facilities is strong, we believe that we compete effectively for new agreements, as well as renewals of existing agreements, based upon the quality and dependability of our services and the cost savings we can secure for clients.

Employees

At December 31, 2016, we employed approximately 48,900 people, of which 5,800 were corporate and field management personnel.
Approximately 11% of our employees are unionized. The majority of these union employees are subject to collective bargaining agreements that are negotiated by individual client facilities and are assented by us, so as to bind us as an “employer” under the agreements. In other cases, we are direct parties to the agreements. We may be adversely affected by relations between our client facilities and the employee unions or between us and such unions. We consider our relationship with our employees to be good.

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

Item 1A.   Risk Factors.

You should carefully consider the risk factors we have described below, as well as other related information contained within this annual report on Form 10-K as these factors could materially and adversely affect our business, results of operations, financial condition and cash flows. We believe that the risks described below are our most significant risk factors but there may be risks and uncertainties that are not currently known to us or that we currently deem to be immaterial.

We provide services to several clients which contribute significantly, on an individual as well as aggregate basis, to our total revenues.

We have several clients who individually contributed over 5%, with one as high as 9.5%, of our total consolidated revenues for the year ended December 31, 2016. Although we expect to continue the relationship with these clients, there can be no assurance thereof. The loss, individually or in aggregate, of such clients, or a significant reduction in the revenues we receive from such clients, could have a material adverse effect on the results of operations of our two operating segments. In addition, if any of these clients change or alter current payment terms it could increase our accounts receivable balance and have a material adverse effect on our cash flows.

Our clients are concentrated in the health care industry which is subject to changes in government regulation. Many of our clients rely on reimbursement from Medicare, Medicaid and other third-party payors. Rates from such payors may be altered or reduced, thus affecting our clients’ results of operations and cash flows.

We provide our services primarily to providers of long-term and post-acute care. We cannot predict what efforts, and to what extent, legislation and proposals to contain health care costs will ultimately impact our clients’ revenues through reimbursement rate modifications. Congress has enacted a number of laws during the past decade that have significantly altered, or may alter, overall government reimbursement for nursing home services. Because many of our clients’ revenues are generally highly reliant on Medicare, Medicaid and other third-party payors’ reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long term care industry have affected and could adversely affect our clients’ cash flows, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients have resulted in, and could continue to result in, significant additional bad debts in the future.

Changes to federal health care reform legislation may adversely affect our operating costs and results of operations.

Continued changes to the health care structure and regulations related to the health insurance industry in the United States could have a continuing impact on our operating costs. Any requirements to provide additional benefits to our employees or the payment of penalties if such benefits are not provided, would increase our expense. If we are unable to pass-through these charges to our clients to cover this expense, such increases in expense could adversely impact our operating costs and results of operations.

In addition, often new regulations result in additional reporting requirements for businesses. These and other requirements could result in increased costs, expanded liability exposure, and other changes in the way we provide health care insurance and other benefits to our employees.

We have clients located in many states which have had and may continue to experience significant budget deficits and such deficits may result in reduction of reimbursements to nursing homes.

Many states in which our clients are located have significant budget deficits as a result of lower than projected revenue collections and increased demand for the funding of entitlements. As a result of these and other adverse economic factors, state Medicaid programs have and may continue to revise reimbursement structures for nursing home services. Any disruption or delay in the distribution of Medicaid and related payments to our clients will adversely affect their cash flows and impact their ability to pay us as agreed upon for the services provided.

The Company has substantial investment in the creditworthiness and financial condition of our customers.

The largest current asset on our balance sheet is our accounts and notes receivable balance from our customers. We grant credit to substantially all of our customers. Deterioration in the financial condition of a significant component of our customer base could hinder our ability to collect amounts from our customers. The potential causes of such decline include national or local economic downturns, customers’ dependence on continued Medicare and Medicaid funding and the impact of additional regulatory actions. We have sometimes been required to extend the period of payment for certain clients beyond contractual terms. Such clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In making our credit evaluations, in addition to analyzing and anticipating where possible the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluations and monitor accounts to minimize the risk of loss. Despite our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it could have a material adverse effect on our consolidated results of operations, financial condition and cash flows.

We have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance.

We carry a high deductible general liability and workers’ compensation program and therefore retain a substantial portion of the risk associated with the expected losses under such programs. Under our insurance plans for general liability and workers’ compensation, predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost. We regularly evaluate our claims pay-out experience and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluation is based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our known claims experience and/or industry trends result in an unfavorable change in initial estimates of costs to settle such claims resulting from, among other factors, the severity levels of reported claims and medical cost inflation, it would have an adverse effect on our consolidated results of operations, financial condition and cash flows. During 2014, the Company recorded a one-time, non-cash adjustment of $37.4 million related to a change in estimate and reserve methodology through the utilization of a third party actuary. Although we engage third-party experts to assist us in estimating appropriate insurance accounting reserves, the determination of the required reserves is dependent upon significant actuarial judgments that have a material impact on our reserves. Changes in our insurance reserves as a result of our periodic evaluation of the related liabilities may cause significant fluctuations in our operating results.

Federal, state and local tax rules can adversely impact our results of operations and financial position.

We are subject to Federal, state and local taxes in the United States. Significant judgment is required in determining the provision of income taxes. We believe our income tax estimates are reasonable. Although, if the Internal Revenue Service or other taxing authority disagrees with a taken tax position and upon final adjudication we are unsuccessful, we could incur additional tax liability, including interest and penalties. Such costs and expenses could have a material adverse impact on our results of operations and financial position. Additionally, the taxability of our services is subject to various interpretations within the taxing jurisdictions of our markets. Consequently, in the ordinary course of business, a jurisdiction may contest our reporting positions with respect to the application of its tax code to our services. A conflicting position taken by a state or local taxation authority on the taxability of our services could result in additional tax liabilities and could negatively impact our competitive position in that jurisdiction. Additionally, if we fail to comply with applicable tax laws and regulations, we could suffer civil or criminal penalties in addition to the delinquent tax assessment. In the taxing jurisdictions where our services have been determined to be subject to tax, the jurisdiction may increase the tax rate assessed on such services. We seek to pass-through to our clients such tax increases. In the event we are not able to pass-through any portion of the tax increase, our gross margin could be adversely impacted.

Our business and financial results could be adversely affected by unfavorable results of material litigation or governmental inquiries.

We are currently involved in civil litigations and government inquiries which arise in the ordinary course of business. These matters relate to, among other things, general liability, payroll or employee-related matters, as well as inquiries from governmental agencies. Legal actions could result in substantial monetary damages and expenses and may adversely affect our reputation and business status with our clients, whether we are ultimately determined to be liable or not. The outcome of litigation, particularly class action and collective action lawsuits and regulatory actions, is difficult to assess or quantify. The plaintiffs in these types of actions may seek recovery of very large or indeterminate amounts, and estimates may remain unknown for substantial periods of time.

We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our financial statements. We would accrue an estimated loss contingency in our financial statements if it were probable that a liability had been incurred and the amount of the loss could be reasonably estimated. Due to the unpredictable and unfavorable nature of litigation, assessing contingencies is highly subjective and requires judgments about future events. The amount of actual losses may differ from our current assessment. As a result of the costs and expenses of defending ourselves against lawsuits or claims, and risks and consequences of legal actions, regardless of merit, our results of operations and financial position could be adversely affected or cause variability in our results compared to expectations.

We primarily provide our services pursuant to agreements which have a one year term, cancelable by either party upon 30 to 90 days’ notice after an initial 60 to 120 day service agreement period.

We do not enter into long-term contractual agreements with our clients for the rendering of our services. Consequently, our clients can unilaterally decrease the amount of services we provide or terminate all services pursuant to the terms of our service agreements. Any loss of a significant number of clients during the first year of providing services, for which we have incurred significant start-up costs or have invested in an equipment installation, could in the aggregate materially adversely affect our consolidated results of operations and financial position.

The Company’s business success depends on the management experience of our key personnel.

We manage and provide our services through a network of management personnel, from on-site facility managers to our executive officers. Therefore, we believe that our ability to recruit and sustain the internal development of managerial personnel is an important factor impacting future operating results and our ability to successfully execute projected growth strategies. Our professional management personnel are the key personnel in maintaining and selling additional services to current clients and obtaining new clients.

Governmental regulations related to labor, employment, immigration and health and safety could adversely impact our results of operations and financial condition.

Our business is subject to various federal, state, and local laws and regulations, in areas such as labor, employment, immigration, and health and safety. These laws frequently evolve through case law, legislative changes and changes in regulatory interpretation, implementation and enforcement. Our policies and procedures and compliance programs are subject to adjustments in response to these changing regulatory and enforcement environments, which could increase our cost of services provided. Although we have contractual rights to pass cost increases we incur to our clients due to regulatory changes, our delay in, or inability to pass such costs of our compliance with legislative changes and changes in regulatory interpretation or enforcement in general, through to our clients, could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition, if we fail to comply with applicable laws, we may be subject to lawsuits, investigations, criminal sanctions or civil remedies, including fines, penalties, damages, reimbursement, or injunctions. Also, our clients’ facilities are subject to periodic inspection by federal, state, and local authorities for compliance with state and local departments of health requirements. Expenses resulting from failed inspections of the departments that we service could result in our clients being fined and seeking recovery from us, which could also adversely impact our financial condition, results of operations and cash flows.

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

Dietary supplies, to a much greater extent than Housekeeping supplies, are impacted by commodity pricing factors, which in many cases are unpredictable and outside of our control. We seek to pass on to clients such increased costs but sometimes we are unable to do so. Even when we are able to pass on the incremental costs to our clients, from time to time, sporadic unanticipated increases in the costs of certain supply items due to market economic conditions may result in a timing delay in passing on such increases to our clients. It is this type of spike in Dietary supplies costs that could most adversely affect Dietary’s operating performance. The adverse effect would be realized if we delay in passing on such costs to our clients or in instances where we may not be able to pass such increase on to our clients until the time of our next scheduled service billing review. We seek to mitigate the impact of an unanticipated increase in such supplies’ costs through consolidation of vendors, which increases our ability to obtain reduced pricing.

Our cost of labor may be influenced by unanticipated factors in certain market areas or increases in the respective collective bargaining agreements that we are a party to. A substantial number of our employees are hourly employees whose wage rates are affected by increases in the federal or state minimum wage rates. As collective bargaining agreements are renegotiated, we may need to increase the wages paid to bargaining unit employees covered by such collective bargaining agreements. Although we have contractual rights to pass such union and minimum wage increases through to our clients, our delay in, or inability to pass such wage increases through to our clients could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Additionally, the Company may be subject to liability if the consumption of our food products causes injury, illness or death. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that the Company’s products caused injury or illness could adversely affect the Company’s reputation.

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

Although management believes we have a prudent investment policy, we are exposed to fluctuations in interest rates and in the market values of our investment portfolio which could adversely impact our financial condition and results of operations. Our marketable securities are primarily invested in municipal bonds. We believe that our investment criteria, which include limiting our concentrations of investments in individual locations’ bonds, requiring certain credit ratings and monitoring our investments’ duration period, reduce our exposure related to the financial distress and budget shortfalls that many state and local governments currently face. Increases in market interest rates in our borrowing agreements that have variable interest rates could adversely affect our payment obligations and adversely affect our liquidity and earnings.

Investor and market expectations regarding our financial performance are high and rely greatly on execution of our growth strategy and related increases in financial performance.

Management believes the historical performance of our Common Stock reflect high market expectations for our future operating results. Our ability to attract new clients through organic growth or acquisitions, and retain existing clients, has enabled us to execute our growth strategy and increase market share historically, however this cannot be guaranteed in the future. Our business strategy focuses on growth and improving profitability through obtaining service agreements with new clients, providing new services to existing clients, obtaining modest price increases on service agreements with clients and maintaining internal cost reduction strategies at our various operational levels. In respect to providing new services to new or existing clients, our strategy is to achieve corresponding profit margins in each of our segments. If we are unable to continue either historical client revenue and profitability growth rates or projected improvement, our operating performance may be adversely affected and the high expectations for our market performance may not be met. Any failure to meet the market’s high expectations for our revenue and operating results may have an adverse effect on the market price of our Common Stock.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our ability to report our financial results on a timely and accurate basis.

Failure to maintain appropriate and effective internal controls over our financial reporting could result in misstatements in our financial statements and potentially subject us to sanctions or investigations by the SEC or other regulatory authorities, and could cause us to delay the filing of required reports with the SEC and our reporting of financial results. Any of these events could result in a decline in the market price of our Common Stock. Although we have taken steps to maintain our internal control structure as required, we cannot guarantee that control deficiencies will not result in a misstatement in the future.

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

Item 1B.   Unresolved Staff Comments.

None.

Item 2.   Properties.

We lease our corporate offices, located at 3220 Tillman Drive, Suite 300, Bensalem, Pennsylvania 19020. We also lease office space at other locations in Pennsylvania, Colorado, South Carolina, Connecticut, Georgia, Illinois, California and New Jersey. The New Jersey office is the headquarters of our subsidiaries, including HCSG Insurance Corp. The other locations serve as divisional or regional offices providing management and administrative services to both of our operating segments in their respective geographical areas.

We are also provided with office and storage space at each of our client facilities.

Management does not foresee any difficulties with regard to the continued utilization of all of the aforementioned premises. We also believe that such properties are sufficient to support our current operations.

We own office furniture and equipment, housekeeping and laundry equipment, and vehicles. The office furniture and equipment and vehicles are primarily located at our corporate office, divisional and regional offices. We have housekeeping equipment at all client facilities where we provide services under a full service housekeeping agreement. Generally, the aggregate cost of housekeeping equipment located at each client facility is approximately $3,000. Additionally, we have laundry installations at certain client facilities. Our cost of such laundry installations ranges between $5,000 and $100,000. We believe that such laundry equipment, office furniture and equipment, housekeeping equipment and vehicles are sufficient to support our current operations.

Item 3.   Legal Proceedings.

In the normal course of business, the Company is involved in various administrative and legal proceedings, including labor and employment, contractual, personal injury, workers compensation and insurance matters. The Company believes it is not a party to, nor are any of its properties the subject of, any pending legal proceeding or governmental examination that would have a material adverse effect on the Company’s consolidated financial condition or liquidity. However, in light of the uncertainties involved in such proceedings, the ultimate outcome of a particular matter could become material to the Company’s results of operations for a particular period depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s operating income for that period.

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, $.01 par value (the “Common Stock”), is traded under the symbol “HCSG” on the NASDAQ Global Select Market. As of February 21, 2017, there were approximately 72,812,000 shares of our Common Stock outstanding.

The high and low sales price quotations for our Common Stock during the years ended December 31, 2016 and 2015 were as follows:

	2016
Quarter Ended	High	Low
March 31, 2016	$36.99	$31.50
June 30, 2016	$41.40	$36.47
September 30, 2016	$42.18	$36.58
December 31, 2016	$40.88	$34.83

	2015
Quarter Ended	High	Low
March 31, 2015	$34.75	$29.93
June 30, 2015	$33.90	$29.42
September 30, 2015	$35.49	$31.57
December 31, 2015	$38.49	$33.10

Holders

As of February 21, 2017, we had approximately 500 holders of record of our Common Stock. Based on reports of security position listings compiled for the 2016 annual meeting of shareholders, we believe we may have approximately 7,000 beneficial owners of our Common Stock.

Dividends

During 2016, we paid regular quarterly cash dividends totaling $53.3 million as detailed below:

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except per share data)
Cash dividend per common share	$0.18125	$0.18250	$0.18375	$0.18500
Total cash dividends paid	$13,158	$13,293	$13,398	$13,493
Record date	February 19, 2016	May 20, 2016	August 19, 2016	November 18, 2016
Payment date	March 25, 2016	June 24, 2016	September 23, 2016	December 23, 2016

On January 31, 2017, our Board of Directors declared a regular quarterly cash dividend of $0.18625 per common share, which will be paid on March 24, 2017 to shareholders of record as of the close of business on February 17, 2017.

Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividends, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

Performance Graph

The graph below matches Healthcare Services Group, Inc.’s cumulative five-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the NASDAQ Composite index and the Russell 2000 index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from December 31, 2011 to December 31, 2016. The stock price performance included in this graph is not necessarily indicative of future stock price performance.
The Company has not defined a peer group based on either industry classification or financial characteristics. The Company believes it is unique in its service offerings and client base, and among its closest industry peers, it is unique in size and financial profile. As such, the Company opted to utilize the Russell 2000 index to compare our performance to issuers with similar market capitalization.

Comparison of 5 Year Cumulative Total Return*
Among Healthcare Services Group, Inc., the S&P 500 Index, the NASDAQ Composite Index and the Russell 2000 Index
*$100 invested on December 31, 2011 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2017 Standard & Poor’s, a division of S&P Global. All rights reserved.
Copyright© 2017 Russell Investment Group. All rights reserved.

	December 31,
Company/Index	2011	2012	2013	2014	2015	2016
Healthcare Services Group, Inc.	$100.00	$135.33	$169.87	$189.76	$218.52	$250.36
S&P 500	$100.00	$116.00	$153.58	$174.60	$177.01	$198.18
Russell 2000	$100.00	$116.35	$161.52	$169.43	$161.95	$196.45
NASDAQ Composite	$100.00	$116.41	$165.47	$188.69	$200.32	$216.54

Item 6.   Selected Financial Data.

The following selected condensed consolidated financial data has been derived from, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto, included elsewhere in this report on Form 10-K and incorporated herein by reference.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Selected Operating Results
Revenues	$1,562,662	$1,436,849	$1,293,183	$1,149,890	$1,077,435
Net income	$77,396	$58,024	$21,850	$47,129	$44,214
Basic earnings per common share	$1.06	$0.81	$0.31	$0.68	$0.65
Diluted earnings per common share	$1.05	$0.80	$0.31	$0.67	$0.65
Selected Balance Sheet Data
Total assets	$528,446	$480,949	$469,579	$425,342	$331,183
Stockholders’ equity	$338,842	$296,456	$275,830	$285,143	$229,570
Selected Other Financial Data
Working capital	$313,753	$269,277	$213,414	$207,750	$200,182
Cash dividends declared per common share	$0.73750	$0.71750	$0.69750	$0.67750	$0.65750
Weighted average number of common shares outstanding - basic	72,754	71,826	70,616	69,206	67,511
Weighted average number of common shares outstanding - diluted	73,474	72,512	71,341	70,045	68,485

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors,” and elsewhere in this report on Form 10-K. We are on a calendar year end, and except where otherwise indicated, “2016” refers to the year ended December 31, 2016, “2015” refers to the year ended December 31, 2015 and “2014” refers to the year ended December 31, 2014.

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of December 31, 2016 and the year then ended and the notes accompanying those financial statements.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe that we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to over 3,500 facilities throughout the continental United States as of December 31, 2016.

We provide our services primarily pursuant to full service agreements with our clients. In such agreements, we are responsible for the management of the department serviced, employing the Housekeeping or Dietary personnel located at our clients’ facilities and providing certain supplies. We also provide services on the basis of a management-only agreements for a limited number of clients. Our agreements with clients typically provide for renewable one year service terms, cancelable by either party upon 30 to 90 days’ notice after an initial period of 60 to 120 days.

We are organized into two reportable segments; housekeeping, laundry, linen and other services (“Housekeeping”) and dietary department services (“Dietary”).

Housekeeping consists of managing the client’s housekeeping department which is principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of a client’s facility, as well as laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at a client facility.

Dietary consists of managing the client’s dietary department which is principally responsible for food purchasing, meal preparation and dietitian professional services, which includes the development of menus that meet residents’ dietary needs.

At December 31, 2016, Housekeeping services were provided at essentially all of our more than 3,500 client facilities, generating approximately 61.3% or $957.1 million of 2016 total revenues. Dietary services were provided to over 1,000 client facilities at December 31, 2016 and contributed approximately 38.7% or $605.5 million of 2016 total revenues.

The Company’s workers compensation, general liability and certain employee health and welfare insurance programs are provided by HCSG Insurance Corp. (“HCSG Insurance” or the “Captive”), the Company’s wholly owned captive insurance subsidiary. HCSG Insurance provides the Company with greater flexibility and cost efficiency in meeting its insurance needs. In 2015, the Company completed a corporate restructuring by capitalizing three new operating entities and transitioning the Company’s facility-based employees to such entities based on the geography served. As a result, (i) HCSG Insurance provides workers’ compensation, general liability and other insurance coverages to such entities with respect to such transitioned workforce, (ii) such entities provide housekeeping, laundry and dietary services as a subcontracted provider to the Company, and (iii) the Company provides strategic client-service management and administrative support services to such entities.

Our ability to acquire new clients, retain existing clients and increase revenues are affected by many factors. Competitive factors consist primarily of competing with potential clients’ usage of in-house support staff, as well as local companies providing services similar to ours. We are unaware of any other companies, on a national or local level, which have a significant presence or impact on our procurement of new clients in our market. We believe the primary revenue drivers of our business are our ability to obtain new clients and to pass through, by means of service billing increases, increases in our cost of providing the services. In addition to the recoupment of costs increases, we aim to obtain modest annual revenue increases from our existing clients to attain desired profit margins at the facility level. The primary economic factor in acquiring new clients is our ability to demonstrate the cost-effectiveness of our services, because many of our clients’ revenues are generally highly reliant on Medicare and Medicaid reimbursement funding rates and mechanisms. Therefore, their economic decision-making process is driven significantly by their reimbursement funding rate structure and the financial impact on their reimbursement as a result of engaging us for the respective services. The primary operational factor is our ability to demonstrate to potential clients the benefit of being relieved of the administrative and operational challenges related to the day-to-day management of their housekeeping and dietary operations. In addition, we must be able to assure new clients that we can improve the quality of service that they are providing to their residents. We believe the factors discussed above are equally applicable to each of our segments with respect to acquiring new clients and increasing revenues.

The following table sets forth, for the years indicated, the percentage which certain items bear to consolidated revenues:

	Relation to Consolidated Revenues Years Ended December 31,
	2016	2015	2014
Revenues	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	85.7%	86.0%	89.3%
Selling, general and administrative	6.7%	7.8%	8.3%
Net investment and interest income	0.2%	0.0%	0.1%
Income before income taxes	7.8%	6.2%	2.5%
Income taxes	2.8%	2.2%	0.8%
Net income	5.0%	4.0%	1.7%

Subject to the factors noted in the Cautionary Statement Regarding Forward Looking Statements included in this report on Form 10-K, we anticipate, our financial performance in 2017 may be comparable to historical ranges, absent non-recurring charges, as they relate to consolidated revenues. The 2015 percentages were negatively impacted by mediated settlements regarding certain labor and employment related matters. The Company agreed to these mediated settlements while denying any violations. The 2014 percentages were negatively impacted by a one-time, non-cash adjustment related to a change in estimate in our self-insurance reserve methodology.

Although there can be no assurance thereof, we believe that in 2017, Dietary revenues as a percentage of consolidated revenues, will increase from its respective 2016 percentages noted above. Furthermore, we expect the sources of growth in 2017 for the respective operating segments will mirror those historically experienced: growth in Dietary is expected to come from our current Housekeeping client base, while growth in Housekeeping will primarily come from obtaining new clients.

Our costs of services can vary and may impact our operating performance. Management reviews two key cost indicators: costs of labor and costs of supplies, to monitor and manage such costs. The variability of these costs may impact each segment differently due to the respective costs as a percentage of that segment’s revenues. Housekeeping is more significantly impacted by costs of labor than Dietary. Labor costs accounted for approximately 80.2% of Housekeeping revenues in 2016. Dietary labor costs accounted for approximately 53.8% of Dietary revenues in 2016. Changes in wage rates as a result of legislative or collective bargaining actions, anticipated staffing levels, and other unforeseen variations in our use of labor or in management labor costs will result in variability of these costs. Housekeeping supplies, including linen products, accounted for approximately 7.8% of Housekeeping revenues in 2016. In contrast, supplies consumed in performing our Dietary services accounted for approximately 38.0% of Dietary revenues. Generally, fluctuations in these expenses are influenced by factors outside of our control and are unpredictable. This is because Housekeeping and Dietary supplies are principally commodity products and are affected by market conditions specific to the respective products.

Our clients are concentrated in the health care industry and are primarily providers of long-term care. Many of our clients’ revenues are highly reliant on Medicare, Medicaid and third-party payors’ reimbursement funding rates. Legislation can significantly alter overall government reimbursement for nursing home services and such changes, as well as other trends in the long-term care industry, have affected and could adversely affect our clients’ cash flows, resulting in their inability to make payments to us in accordance with agreed-upon payment terms. The climate of legislative uncertainty has posed, and will continue to pose, both risks and opportunities for us: the risks are related to our clients’ cash flows and solvency, while the opportunities are related to our ability to offer our clients cost stability and cost efficiencies.

Years Ended December 31, 2016 and 2015

The following table sets forth 2016 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis compared to 2015. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and adjustments related to transactions recorded at the reportable segment level which use methods other than generally accepted accounting principles.

	Year Ended December 31,
	2016	2015	% Change
	(in thousands)
Revenues
Housekeeping services	$957,148	$909,709	5.2%
Dietary services	605,514	527,140	14.9%
Consolidated	$1,562,662	$1,436,849	8.8%

Costs of services provided
Housekeeping services	$866,392	$825,238	5.0%
Dietary services	570,873	495,528	15.2%
Corporate and eliminations	(97,773)	(84,658)	15.5%
Consolidated	$1,339,492	$1,236,108	8.4%

Selling, general and administrative expense
Corporate and eliminations	$105,417	$111,689	(5.6)%

Investment and interest income
Corporate and eliminations	$2,634	$712	269.9%

Income (loss) before income taxes
Housekeeping services	$90,756	$84,471	7.4%
Dietary services	34,641	31,612	9.6%
Corporate and eliminations	(5,010)	(26,319)	(81.0)%
Consolidated	$120,387	$89,764	34.1%

Revenues

Consolidated

Consolidated revenues increased 8.8% to $1.56 billion in 2016 compared to $1.44 billion in 2015 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping’s 5.2% increase in reportable segment revenues resulted primarily from service agreements entered into with new clients.

Dietary’s 14.9% increase in reportable segment revenues resulted primarily from providing these services to a greater number of existing Housekeeping clients.

Costs of services provided

Consolidated

Consolidated costs of services increased 8.4% to $1.34 billion in 2016 compared to $1.24 billion in 2015. The increase in costs of services is primarily driven by higher labor and other labor related costs associated with overall growth. Such costs of services, along with the costs of supplies, are subject to fluctuation with the changes in our business and client base. Historically, these significant components accounted for approximately 96% to 98% of consolidated costs of services.

As a percentage of consolidated revenues, cost of services decreased to 85.7% in 2016 from 86.0% in 2015. The following table provides a comparison of the key indicators we consider when managing the consolidated cost of services:

	Year Ended December 31,
Costs of Services Provided - Key Indicators as % of Consolidated Revenue	2016	2015	% Change
Bad debt provision	0.3%	0.3%	—%
Workers’ compensation and general liability insurance	3.0%	3.4%	(0.4)%

The bad debt provision remained consistent due to our assessment of the collectability of our accounts and notes receivables.

The decrease in workers’ compensation and general liability insurance expense as a percentage of consolidated revenue is primarily the result of the Company’s ongoing initiative to promote safety and accident prevention in the workplace, as well as proactive management of workers’ compensation claims, which have positively impacted our claims experience.

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues for 2016, decreased to 90.5% compared to 90.7% in 2015. Cost of services provided for Dietary, as a percentage of Dietary revenues for 2016, increased to 94.3% compared to 94.0% in 2015.

The following table provides a comparison of the key indicators we consider when managing cost of services at the segment level, as a percentage of the respective segment’s revenues:

	Year Ended December 31,
Costs of Services Provided - Key Indicators as % of Segment Revenue	2016	2015	% Change
Housekeeping labor and other labor costs	80.2%	79.4%	0.8%
Housekeeping supplies	7.8%	8.3%	(0.5)%
Dietary labor and other labor costs	53.8%	52.9%	0.9%
Dietary supplies	38.0%	38.7%	(0.7)%

The ratios of these key indicators remain relatively consistent. Variations relate to the provision of services at new facilities and changes in the mix of clients for whom we provide supplies or do not provide supplies. Management focuses on building efficiencies and managing labor and other costs at the facility level, as well as managing supply chain costs, for new and existing facilities.

Consolidated Selling, General and Administrative Expense

	Year Ended December 31,
	2016	2015	% Change
	(in thousands)
Selling, general and administrative expense excluding deferred compensation change (1)	$103,922	$111,751	(7.0)%
Loss / (gain) on deferred compensation plan investments (2)	(1,495)	62	(2,511.3)%
Selling, general and administrative expense	$105,417	$111,689	(5.6)%

(1) Selling, general and administrative expense excluding the change in the market value of the deferred compensation fund.
(2) Gains on the deferred compensation plan investments are reflected as increases to selling, general and administrative expense, as such gains increase the amount of the deferred compensation liability. Losses on the deferred compensation plan investments are reflected as decreases to selling, general and administrative expense, as such losses decrease the amount of the deferred compensation liability.

Excluding the change in the deferred compensation plan, consolidated selling, general and administrative expense for 2016 decreased $7.8 million or 7.0% compared to 2015, in which consolidated selling, general and administrative expense was negatively impacted by legal expenses associated with settlements regarding certain employment-related matters. The change in the value of the deferred compensation plan is a result of changes in the market value on the balance of investments held in our deferred compensation plan.

Consolidated Investment and Net Interest Income

Investment and interest income, as a percentage of consolidated revenues, increased to 0.2% for 2016 compared to less than 0.1% for 2015, primarily due to favorable market fluctuations in the value of our investments.

Consolidated Income Taxes

Our effective tax rate was 35.7% for 2016 and 35.4% for 2015. Differences between the effective tax rates and the applicable U.S. federal statutory rate arise primarily from the effect of state and local taxes and tax credits available to the Company. The Company participates in the Work Opportunity Tax Credit (“WOTC”) program, through which we hire and retain employees from target groups with significant barriers to employment. As part of the program, the Company receives tax credits, and although the Company has increased its participation in the program year-over-year, the increase in the effective tax rate is primarily related to the ratio of the tax credits to higher pre-tax book income in 2016 as compared to the prior year. This credit is currently scheduled to expire on December 31, 2019.

Years Ended December 31, 2015 and 2014

The following table sets forth 2015 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis compared to 2014. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and adjustments related to transactions recorded at the reportable segment level which use methods other than generally accepted accounting principles.

	Year Ended
	2015	2014	% Change
	(in thousands)
Revenues
Housekeeping services	$909,709	$846,610	7.5%
Dietary services	527,140	446,573	18.0%
Consolidated	$1,436,849	$1,293,183	11.1%

Costs of services provided
Housekeeping services	$825,238	$776,220	6.3%
Dietary services	495,528	420,230	17.9%
Corporate and eliminations	(84,658)	(41,157)	105.7%
Consolidated	$1,236,108	$1,155,293	7.0%

Selling, general and administrative expense
Corporate and eliminations	$111,689	$107,810	3.6%

Investment and interest income
Corporate and eliminations	$712	$1,628	(56.3)%

Income (loss) before income taxes
Housekeeping services	$84,471	$70,390	20.0%
Dietary services	31,612	26,343	20.0%
Corporate and eliminations	(26,319)	(65,025)	(59.5)%
Consolidated	$89,764	$31,708	183.1%

Revenues

Consolidated

Consolidated revenues increased 11.1% to $1.44 billion in 2015 compared to $1.29 billion in 2014 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping’s 7.5% increase in reportable segment revenues resulted primarily from service agreements entered into with new clients.

Dietary’s 18.0% increase in reportable segment revenues resulted primarily from providing these services to a greater number of existing Housekeeping clients.

Costs of services provided

Consolidated

Consolidated costs of services increased 7.0% to $1.24 billion in 2015 compared to $1.16 billion in 2014. The increase in costs of services is a result of growth in our consolidated revenues, partially offset by the one-time, non-cash change in estimate related to our self-insurance liability that occurred during 2014. Certain significant components within our costs of services are subject to fluctuation with the changes in our business and client base. The increase during 2015 compared to 2014 relates primarily to labor and other labor related costs. Historically, these significant components accounted for approximately 96% to 98% of consolidated costs of services.

As a percentage of consolidated revenues, cost of services decreased to 86.0% in 2015 from 89.3% in 2014. The following table provides a comparison of the key indicators we consider when managing the consolidated cost of services:

	Year Ended December 31,
Costs of Services Provided - Key Indicators as % of Consolidated Revenue	2015	2014	% Change
Bad debt provision	0.3%	0.3%	—%
Workers’ compensation and general liability insurance	3.4%	5.5%	(2.1)%

The bad debt provision remained consistent due to our assessment of the collectability of our accounts and notes receivables.

The workers’ compensation and general liability insurance expense decreased in 2015 due to the 2014 change in estimate which resulted in a one-time, non-cash charge to reflect certain costs related to the estimated current and future insurance claims projected to be paid out.

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues for 2015, decreased to 90.7% compared to 91.7% in 2014. Costs of services provided for Dietary, as a percentage of Dietary revenues for 2015, decreased to 94.0% compared to 94.1% in 2014.

The following table provides a comparison of the key indicators we consider when managing cost of services at the segment level, as a percentage of the respective segment’s revenues:

	Year Ended December 31,
Costs of Services Provided - Key Indicators as % of Segment Revenue	2015	2014	% Change
Housekeeping labor and other labor costs	79.4%	81.0%	(1.6)%
Housekeeping supplies	8.3%	8.2%	0.1%
Dietary labor and other labor costs	52.9%	51.0%	1.9%
Dietary supplies	38.7%	40.7%	(2.0)%

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

Consolidated Selling, General and Administrative Expense

	Year Ended December 31,
	2015	2014	% Change
	(in thousands)
Selling, general and administrative expense excluding deferred compensation change (1)	$111,751	$106,599	4.8%
Loss / (gain) on deferred compensation plan investments (2)	62	(1,211)	(105.1)%
Selling, general and administrative expense	$111,689	$107,810	3.6%

(1) Selling, general and administrative expense excluding the change in the market value of the deferred compensation fund.

(2) Gains on the deferred compensation plan investments are reflected as increases to selling, general and administrative expense, as such gains increase the amount of the deferred compensation liability. Losses on the deferred compensation plan investments are reflected as decreases to selling, general and administrative expense, as such losses decrease the amount of the deferred compensation liability.

Excluding the change in the deferred compensation plan, consolidated selling, general and administrative expense for 2015 increased $5.2 million or 4.8% compared to 2014, related primarily to legal expenses associated with settlements regarding certain employment related matters. The change in the value of the deferred compensation plan is a result of changes in the market value on the balance of investments held in our deferred compensation plan.

Consolidated Investment and Net Interest Income

Investment and interest income, as a percentage of consolidated revenues, decreased to less than 1% for 2015 compared to 0.1% for 2014. We recognized a decrease in the market value of the investments held in our deferred compensation fund compared to an increase in the market value in the prior year.

Consolidated Income Taxes

Our effective tax rate was 35.4% for 2015 and 31.1% for 2014. Such differences between the effective tax rates and the applicable U.S. federal statutory rate arise primarily from the effect of state and local taxes and tax credits available to the Company. The increase in the effective tax rate is primarily due to the greater impact of tax credits as a percentage of a lower pre-tax book income in 2014 as compared to the current year. The Company receives credits related to the Work Opportunity Tax Credit (“WOTC”) program which has had a history of expiration with short renewal periods. The WOTC expired at December 31, 2013 but was subsequently extended to December 31, 2019. The tax effect of this renewal was recorded in the fourth quarter of 2015.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting standards generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

We consider the policies discussed below to be critical to an understanding of our financial statements because their application requires judgment. Therefore, it should be noted that financial reporting results rely on estimating the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies and estimates are described in the following paragraphs. For these estimates, we caution that future events do not always occur as forecasted, and the best estimates routinely require adjustment. Any such adjustments or revisions to estimates could result in material differences to previously reported amounts.

The policies discussed are not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP, with no need for our judgment in their application. There are also areas in which our judgment in selecting another available alternative would not produce a materially different result. See our audited consolidated financial statements and notes thereto which are included in this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by U.S. GAAP.

Allowance for Doubtful Accounts

The allowance for doubtful accounts (the “Allowance”) is established as losses are estimated to have occurred through a provision for bad debts charged to earnings. The Allowance is evaluated based on our ongoing review of accounts and notes receivable and is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

We have had varying collections experience with respect to our accounts and notes receivable. We have sometimes been required to extend the period of payment for certain clients beyond contractual terms. Such clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In making credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider customer-specific risks as well as the general collection risks associated with trends in the long-term care industry. We establish credit limits, perform ongoing credit evaluations, and monitor accounts to minimize the risk of loss.

We regularly evaluate our accounts and notes receivable for impairment or loss of value and when appropriate, will record an Allowance for such receivables. We generally follow a policy of reserving for receivables due from clients in bankruptcy, clients with which we are in litigation for collection and other slow paying clients. The Allowance is adjusted as additional information becomes available to more accurately estimate collectability. Once our recovery of a receivable is determined, through litigation, bankruptcy proceedings or negotiation, to be less than the recorded amount on our balance sheet, we will charge the applicable amount to the Allowance.

Summarized below for the years 2014 through 2016 are the aggregate account balances for the Allowance criteria noted above, net of write-offs of client accounts, bad debt provision and allowance for doubtful accounts:

Year Ended	Aggregate Account Balances of Clients in Bankruptcy or in/or Pending Collection/Litigation	Net Write-offs of Client Accounts	Bad Debt Provision	Allowance for Doubtful Accounts
	(in thousands)
2014	$14,903	$2,253	$4,470	$6,136
2015	$12,073	$5,863	$4,335	$4,608
2016	$15,873	$2,326	$4,629	$6,911

At December 31, 2016, we identified accounts totaling $15.9 million that require an Allowance based on potential impairment or loss of value. An Allowance totaling $6.9 million was provided for these accounts at such date. Actual collections of these accounts could differ from our current estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance would decrease net income by approximately $0.3 million.

Despite our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends, as more fully discussed under Liquidity and Capital Resources below, and in this Annual Report on Form 10-K in Part I under “Risk Factors,” “Government Regulation of Clients” and “Service Agreements and Collections,” change in such a manner as to negatively impact the cash flows of our clients. If our clients experience a negative impact in their cash flows, it could have a material adverse effect on our results of operations and financial condition.

Accrued Insurance Claims

We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance, which comprise approximately 46.2% of our liabilities at December 31, 2016. Under our insurance plans for general liability and workers’ compensation, predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost. Our accounting for this plan utilizes current valuations from a third party actuary, which include assumptions based on data such as historical claims, pay-out experience, demographic factors, industry trends, severity factors, and other actuarial calculations. In the event that our claims experience and/or industry trends result in an unfavorable change in our assumptions or outcomes, it would have an adverse effect on our results of operations and financial condition.

For workers’ compensation and general liability, we record both a reserve for the estimated future cost of claims and related expenses that have been reported but not settled, as well as an estimate of claims incurred but not reported. Such reserves for claims incurred but not reported are developed by a third party actuary through review of our historical data and open claims.

A summary of the changes in our total self-insurance liability is as follows:

	2016	2015	2014
	(in thousands)
Accrued insurance claims - January 1,	$82,250	$68,262	$26,178
Claim payments	(35,089)	(27,883)	(24,879)
Reserve accruals:
Current year accruals	40,492	41,871	30,642
Changes to the provision for prior years	—	—	36,321
Change in accrued insurance claims	$5,403	$13,988	$42,084
Accrued insurance claims - December 31,	$87,653	$82,250	$68,262

Asset Valuations and Review for Potential Impairment

We review our fixed assets, deferred income taxes, goodwill and other intangible assets at least annually or whenever events or circumstances indicate that their carrying amounts may not be recoverable. This review requires that we make assumptions regarding the value of these assets and the changes in circumstances that would affect the carrying value of these assets. If such analysis indicates that a possible impairment may exist, we are then required to estimate the fair value of the asset and, as deemed appropriate, expense all or a portion of the asset. The determination of fair value includes numerous uncertainties, such as the impact of competition on future value. We believe that we have made reasonable estimates and judgments in determining whether our long-term assets have been impaired; however, if there is a material change in the assumptions used in our determination of fair value or if there is a material change in economic conditions or circumstances influencing fair value, we could be required to recognize certain impairment charges in the future. As a result of our most recent reviews, no changes in asset values were required.

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

Liquidity and Capital Resources

At December 31, 2016, we had cash, cash equivalents and marketable securities of $91.6 million and working capital of $313.8 million compared to December 31, 2015 cash, cash equivalents and marketable securities of $102.7 million and working capital of $269.3 million. Our cash, cash equivalents and marketable securities, as well as the cash flows that we generate through our operations, are our principal sources of liquidity. As of December 31, 2016, we had an unused line of credit of $136.3 million. Our current ratio at December 31, 2016 increased to 4.1 to 1 from 3.8 to 1 at December 31, 2015. On a historical basis, our operations have produced consistent cash flow and have required limited capital resources. We believe that the combination of our current and near term cash flow positions, coupled with our existing short-term financing arrangements, will enable us to fund our continued anticipated growth. We also believe that, due to our conservative capital structure and historical and projected financial performance, other sources of liquidity would be readily available to assist in funding future growth.

For the years ended December 31, 2016, 2015 and 2014, our cash flows were as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by operating activities	$41,400	$63,361	$57,730
Net cash used in investing activities	$(6,452)	$(62,314)	$(6,460)
Net cash used in financing activities	$(44,284)	$(43,138)	$(40,145)

Operating Activities

Our primary sources of cash are the revenues generated from our Housekeeping and Dietary services. Our primary uses of cash are the funding of our payroll and other personnel-related costs, as well as the costs of supplies used in providing our services. The timing of cash receipts and cash payments are the primary drivers of the period-over-period changes in net cash provided by operating activities.

Investing Activities

The principal uses of net cash for investing activities are the purchases of marketable securities and capital expenditures such as housekeeping and food service equipment, computer software and equipment, and furniture and fixtures (see “Capital Expenditures” below for additional information).

Our investments in marketable securities are primarily comprised of tax-exempt municipal bonds and are intended to achieve our goal of preserving principal, maintaining adequate liquidity and maximizing returns subject to our investment guidelines. Our investment policy limits investment to certain types of instruments issued by institutions primarily with investment-grade ratings and places restrictions on concentration by type and issuer. In 2015, we increased our investments in these liquid securities in conjunction with the transfer of the Company’s workers compensation and certain employee health and welfare insurance programs to HCSG Insurance Corp. (the “Captive”).

Financing Activities

The primary use of cash for financing activities is the payment of dividends. We have paid regular quarterly cash dividends since the second quarter of 2003. During 2016, we paid to shareholders regular quarterly cash dividends totaling $53.3 million as follows.

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except per share data)
Cash dividend per common share	$0.18125	$0.18250	$0.18375	$0.18500
Total cash dividends paid	$13,158	$13,293	$13,398	$13,493
Record date	February 19, 2016	May 20, 2016	August 19, 2016	November 18, 2016
Payment date	March 25, 2016	June 24, 2016	September 23, 2016	December 23, 2016

Additionally, on January 31, 2017, our Board of Directors declared a regular quarterly cash dividend of $0.18625 per common share, which will be paid on March 24, 2017 to shareholders of record as of the close of business on February 17, 2017.

The dividends paid to shareholders during the year ended December 31, 2016 were funded by the existing cash, cash equivalents and marketable securities held by the Company. Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

During 2016 we elected not to purchase any of our common stock but we remain authorized to purchase 1.7 million shares of our common stock pursuant to previous Board of Directors’ authorization.

Contractual Obligations

Our future contractual obligations and commitments at December 31, 2016 consist of the following:

	Payments Due by Period
Year Ended December 31, 2016	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Operating lease obligations	$9,110	$2,424	$2,753	$1,495	$2,438

Line of Credit

We have a $200 million bank line of credit on which we may draw to meet short-term liquidity requirements. Amounts drawn under the line of credit are payable upon demand. At December 31, 2016, there were no borrowings under the line of credit. However, at such date, we had outstanding a $63.7 million irrevocable standby letter of credit, which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $63.7 million at December 31, 2016.

The line of credit requires us to satisfy one financial covenant. The covenant and its respective status at December 31, 2016 was as follows:

Covenant Description and Requirement	Status at December 31, 2016
Funded debt(1) to EBITDA(2) ratio: less than 3.00 to 1.00	0.50

(1)	All indebtedness for borrowed money, including but not limited to capitalized lease obligations, reimbursement obligations in respect of letters of credit and guaranties of any such indebtedness.

(2)	Net income plus interest expense, income tax expense, depreciation, amortization, and extraordinary non-recurring losses/gains.

As noted above, we were in compliance with our financial covenant at December 31, 2016 and expect to continue to remain in compliance with such financial covenant. The line of credit expires on December 18, 2018.

On January 3, 2017, the letter of credit was increased to $67.2 million and the amount available under the line of credit was reduced by $3.5 million.

Accounts and Notes Receivable

We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies and such participation can affect our clients’ cash flows, which may impact their ability to make payments to us on agreed upon payment terms. These factors, in addition to other trends or regulations in the long-term care industry, have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes provide a means to better evidence the amounts owed, materially enhance our ability to defend the validity of the debt, and memorialize a definitive repayment plan, each of which may ultimately enhance our ability to collect the amounts due. At December 31, 2016 and 2015, we had $19.2 million and $16.8 million, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing significant financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $4.6 million, $4.3 million and $4.5 million in the years ended December 31, 2016, 2015 and 2014, respectively. As a percentage of total revenues, these provisions represent approximately 0.3% for each of the years ended December 31, 2016, 2015 and 2014.

Insurance Programs

We self-insure or carry a high deductible, and therefore retain a substantial portion of the risk associated with the expected losses under our general liability and workers compensation programs. Under our insurance plans for general liability and workers’ compensation, predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost. Our accounting for this plan is affected by various uncertainties, such as historical claims, pay-out experience, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by a third party actuary. Evaluations of our accrued insurance claims estimate as of the balance sheet date are based primarily on current information derived from our actuarial valuation which assists in quantifying and valuing these trends. In the event that our claims experience and/or industry trends result in an unfavorable change resulting from, among other factors, the severity levels of reported claims and medical cost inflation, as compared to historical claim trends, it would have an adverse effect on our results of operations and financial condition. Under these plans, predetermined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.

For workers’ compensation and general liability, we record a reserve for the estimated future cost of claims and related expenses that have been reported but not settled, including an estimate of claims incurred but not reported that are developed as a result of a review of our historical data and open claims, which is based on estimates provided by a third party actuary.

Capital Expenditures

The level of our capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping and food service equipment purchases, laundry and linen equipment installations, computer hardware and software, and furniture and fixtures. Although we have no specific material commitments for capital expenditures through the end of calendar year 2017, we estimate that for the period we will have capital expenditures of $4.5 million to $6.0 million. Our capital expenditures totaled $5.4 million in 2016.

Material Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, other than our irrevocable standby letter of credit.

Effects of Inflation

Although there can be no assurance thereof, we believe that in most instances we will be able to recover increases in costs attributable to inflation by passing through such cost increases to our clients.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

At December 31, 2016, we had $91.6 million in cash, cash equivalents and marketable securities. The fair values of all of our cash equivalents and marketable securities are determined based on “Level 1” inputs, which are defined as observable, quoted prices for identical or similar instruments in active markets, “Level 2” inputs, which are defined as quoted prices for identical or similar instruments in markets that are not active or model-based valuation techniques for which all significant assumptions are observable. We make investments in instruments that meet our credit quality standards, as specified in our investment policy guidelines.

Investments in both fixed rate and floating rate investments carry a degree of interest rate risk. The value of fixed rate securities may be adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if there is a decline in the fair value of our investments.

Item 8.   Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Healthcare Services Group, Inc.

We have audited the accompanying consolidated balance sheets of Healthcare Services Group, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item
15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Healthcare Services Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York
February 24, 2017

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Healthcare Services Group, Inc. (“Healthcare”, “We” or the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used the criteria set forth in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”).

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, for the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting as of December 31, 2016 is effective as a whole.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent auditors have audited, and reported on, the Company’s internal control over financial reporting as of December 31, 2016.

/s/ Theodore Wahl	/s/ John C. Shea
Theodore Wahl	John C. Shea
Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Financial and Accounting Officer)
February 24, 2017	February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Healthcare Services Group, Inc.

We have audited the internal control over financial reporting of Healthcare Services Group, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York
February 24, 2017

Healthcare Services Group, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31,
	2016	2015
ASSETS:
Current assets:
Cash and cash equivalents	$23,853	$33,189
Marketable securities, at fair value	67,730	69,496
Accounts and notes receivable, less allowance for doubtful accounts of $6,911 as of December 31, 2016 and $4,608 as of December 31, 2015	271,276	214,854
Inventories and supplies	37,800	36,308
Prepaid expenses and other assets	13,965	11,495
Total current assets	414,624	365,342
Property and equipment, net	13,455	13,086
Goodwill	44,438	44,438
Other intangible assets, less accumulated amortization of $14,672 as of December 31, 2016 and $19,473 as of December 31, 2015	14,409	17,108
Notes receivable — long term portion, net of reserve	7,531	2,972
Deferred compensation funding, at fair value	24,119	25,391
Deferred income taxes	9,822	12,567
Other noncurrent assets	48	45
Total Assets	$528,446	$480,949

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$42,912	$41,472
Accrued payroll, accrued and withheld payroll taxes	22,303	18,062
Other accrued expenses	3,075	3,115
Income taxes payable	7,686	3,212
Accrued legal expenses	1,322	10,464
Accrued insurance claims	23,573	19,740
Total current liabilities	100,871	96,065
Accrued insurance claims — long term portion	64,080	62,510
Deferred compensation liability	24,653	25,918
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000 shares authorized; 74,204 and 73,793 shares issued, and 72,601 and 72,034 shares outstanding as of December 31, 2016 and December 31, 2015, respectively	742	738
Additional paid-in capital	217,664	199,294
Retained earnings	130,940	106,886
Accumulated other comprehensive (loss) income, net of taxes	(319)	543
Common stock in treasury, at cost, 1,603 shares as of December 31, 2016 and 1,759 shares as of December 31, 2015	(10,185)	(11,005)
Total stockholders’ equity	338,842	296,456
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$528,446	$480,949

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)

	Years Ended December 31,
	2016	2015	2014
Revenues	$1,562,662	$1,436,849	$1,293,183
Operating costs and expenses:
Costs of services provided	1,339,492	1,236,108	1,155,293
Selling, general and administrative	105,417	111,689	107,810
Other income:
Investment and interest	2,634	712	1,628
Income before income taxes	120,387	89,764	31,708
Income taxes	42,991	31,740	9,858
Net income	$77,396	$58,024	$21,850

Per share data:
Basic earnings per common share	$1.06	$0.81	$0.31
Diluted earnings per common share	$1.05	$0.80	$0.31

Weighted average number of common shares outstanding:
Basic	72,754	71,826	70,616
Diluted	73,474	72,512	71,341

Comprehensive income:
Net income	$77,396	$58,024	$21,850
Other comprehensive income:
Unrealized (loss) gain on available for sale marketable securities, net of taxes	(862)	518	(24)
Total comprehensive income	$76,534	$58,542	$21,826

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$77,396	$58,024	$21,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,496	7,660	7,269
Bad debt provision	4,629	4,335	4,470
Deferred income tax (benefit) expense	3,001	17,842	(15,059)
Stock-based compensation expense	4,252	3,541	3,080
Tax benefit from equity compensation plans	(2,981)	(1,873)	(2,626)
Amortization of premium on marketable securities	1,723	681	354
Unrealized (gain) loss on deferred compensation fund investments	(1,460)	24	(1,216)
Changes in operating assets and liabilities:
Accounts and notes receivable	(61,051)	(18,854)	(13,492)
Inventories and supplies	(1,492)	(846)	(3,015)
Prepaid expenses and other assets	(2,470)	(1,710)	(417)
Notes receivable — long term	(4,559)	—	600
Deferred compensation funding	2,732	(649)	(2,542)
Accounts payable and other accrued expenses	(4,251)	2,403	492
Accrued payroll, accrued and withheld payroll taxes	6,307	(28,314)	11,813
Accrued insurance claims	5,404	13,987	42,084
Deferred compensation liability	(731)	1,113	4,248
Income taxes payable	7,455	5,997	(163)
Net cash provided by operating activities	41,400	63,361	57,730

Cash flows from investing activities:
Disposals of fixed assets	275	267	83
Additions to property and equipment	(5,442)	(4,998)	(5,795)
Purchases of marketable securities	(29,449)	(75,150)	(5,140)
Sales of marketable securities	28,164	17,567	4,392
Net cash used in investing activities	(6,452)	(62,314)	(6,460)

Cash flows from financing activities:
Dividends paid	(53,342)	(51,375)	(49,077)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	109	113	110
Tax benefit from equity compensation plans	2,981	1,873	2,626
Proceeds from the exercise of stock options	5,968	6,251	6,196
Net cash used in financing activities	(44,284)	(43,138)	(40,145)

Net change in cash and cash equivalents	(9,336)	(42,091)	11,125
Cash and cash equivalents at beginning of the period	33,189	75,280	64,155
Cash and cash equivalents at end of the period	$23,853	$33,189	$75,280

Supplementary Cash Flow Information:
Cash paid for interest	$574	$258	$156
Cash paid for income taxes, net of refunds	$32,532	$7,901	$25,080

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Years Ended December 31,
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income, Net of Taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2013	71,868	$719	$168,329	$49	$127,464	$(11,418)	$285,143
Comprehensive income:
Net income for the period					21,850		21,850
Unrealized loss on available for sale marketable securities, net of taxes				(24)			(24)
Comprehensive income							$21,826
Exercise of stock options and other stock-based compensation, net of shares tendered for payment	534	5	6,191				6,196
Tax benefit from equity compensation plans			2,626				2,626
Share-based compensation expense — stock options and restricted stock			2,705				2,705
Treasury shares issued for Deferred Compensation Plan funding and redemptions			459			57	516
Shares issued pursuant to Employee Stock Plans			1,457			394	1,851
Cash dividends					(49,077)		(49,077)
Shares issued pursuant to Dividend Reinvestment Plan			326			(216)	110
Adjustment to purchase price allocation			3,934				3,934
Shares issued pursuant to prior year acquisition	476	5	(5)				—
Balance, December 31, 2014	72,878	$729	$186,022	$25	$100,237	$(11,183)	$275,830
Comprehensive income:
Net income for the period					58,024		58,024
Unrealized gain on available for sale marketable securities, net of taxes				518			518
Comprehensive income							$58,542
Exercise of stock options and other stock-based compensation, net of shares tendered for payment	386	4	6,247				6,251
Tax benefit from equity compensation plans			1,873				1,873
Share-based compensation expense — stock options and restricted stock			3,033				3,033
Treasury shares issued for Deferred Compensation Plan funding and redemptions			418			70	488
Shares issued pursuant to Employee Stock Plans			1,363			338	1,701
Cash dividends			0		(51,375)		(51,375)
Shares issued pursuant to Dividend Reinvestment Plan			343			(230)	113
Shares issued pursuant to prior year acquisition	529	5	(5)				—
Balance, December 31, 2015	73,793	$738	$199,294	$543	$106,886	$(11,005)	$296,456
Comprehensive income:
Net income for the period					77,396		77,396
Unrealized loss on available for sale marketable securities, net of taxes				(862)			(862)
Comprehensive income							$76,534
Exercise of stock options and other stock-based compensation, net of shares tendered for payment	301	3	5,965				5,968
Tax benefit from equity compensation plans			2,773				2,773
Share-based compensation expense — stock options and restricted stock			3,743				3,743
Treasury shares issued for Deferred Compensation Plan funding and redemptions			103			431	534
Shares issued pursuant to Employee Stock Plans			1,696			371	2,067
Cash dividends					(53,342)		(53,342)
Shares issued pursuant to Dividend Reinvestment Plan			91			18	109
Shares issued pursuant to previous settlement	113	1	3,999				4,000
Other	(3)						—
Balance, December 31, 2016	74,204	$742	$217,664	$(319)	$130,940	$(10,185)	$338,842
See accompanying notes.

Healthcare Services Group, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2016, 2015 and 2014

Note 1— Description of Business and Significant Accounting Policies

Nature of Operations

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. Although we do not directly participate in any government reimbursement programs, our clients receive government reimbursements related to Medicare and Medicaid. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

We provide our services primarily pursuant to full service agreements with our clients. In such agreements, we are responsible for the day to day management of the employees located at our clients’ facilities. We also provide services on the basis of a management-only agreements for a limited number of clients. Our agreements with clients typically provide for a one year service term, cancelable by either party upon 30 to 90 days’ notice, after the initial 60 to 120 day period.

We are organized into two reportable segments; housekeeping, laundry, linen and other services (“Housekeeping”), and dietary department services (“Dietary”).

Housekeeping consists of managing of the client’s housekeeping department which is principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of a client’s facility, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at a client facility.

Dietary consists of managing the client’s dietary department which is principally responsible for food purchasing, meal preparation and dietitian professional services, which includes the development of a menu that meets the residents’ dietary needs.

Use of Estimates in Financial Statements

In preparing financial statements in conformity with United States generally accepted accounting principles (“U.S. GAAP”), we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are used for, but are not limited to, our allowance for doubtful accounts, accrued insurance claims, asset valuations and review for potential impairment, and deferred taxes. The estimates are based upon various factors including current and historical trends, as well as other pertinent industry and regulatory authority information. We regularly evaluate this information to determine if it is necessary to update the basis for our estimates and to compensate for known changes.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Healthcare Services Group, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Fair Value of Financial Instruments

We determine fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We utilize valuation techniques that maximize the use of observable inputs (Levels 1 and 2) and minimize the use of unobservable inputs (Level 3) within the fair value hierarchy. Assets and liabilities are classified within the fair value hierarchy based on the lowest level (least observable) input that is significant to the measurement in its entirety.

Our financial instruments that are measured at fair value on a recurring basis consist of marketable securities and our deferred compensation fund investments. Other financial instruments such as cash and cash equivalents, accounts and notes receivable and accounts payable (including income taxes payable and accrued expenses) are short-term in nature, and therefore the carrying value of these instruments is deemed to approximate their fair value.

We have certain notes receivable that either do not bear interest or bear interest at a below-market rate. Therefore, such notes receivable of $5.7 million and $6.5 million at December 31, 2016 and 2015, respectively, have been discounted to their present value and are reported at values of $5.7 million and $6.5 million at December 31, 2016 and 2015, respectively.

Cash and Cash Equivalents

Cash and cash equivalents are held in U.S. financial institutions or in custodial accounts with U.S. financial institutions. Cash and cash equivalents are defined as short-term, highly liquid investments with a maturity of three months or less at time of purchase that are readily convertible into cash and have insignificant interest rate risk.

Investments in Marketable Securities

We define our marketable securities as fixed income investments which are highly liquid and can be readily purchased or sold through established markets. At December 31, 2016, we had marketable securities of $67.7 million which were comprised primarily of tax exempt municipal bonds. These investments are accounted for as available-for-sale securities and are reported at fair value on our balance sheet. For the year ended December 31, 2016, $0.9 million of unrealized losses related to these investments were recorded in other comprehensive income. Unrealized gains and losses are recorded net of income taxes.

These assets are available for future needs of the Company to support our current and projected growth, if required. Our investment policy is intended to manage our assets to achieve our goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to our investment guidelines. Our investment policy limits investment to certain types of instruments issued by institutions primarily with investment grade credit ratings and places restrictions on concentration by type and issuer.

We periodically review our investments in marketable securities for other than temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of December 31, 2016, we believe that the recorded value of our investments in marketable securities was recoverable in all material respects.

Inventories and Supplies

Inventories and supplies include housekeeping, linen and laundry supplies, as well as food provisions and supplies. Inventories and supplies are stated at cost to approximate a first-in, first-out (FIFO) basis. Linen supplies are amortized on a straight-line basis over their estimated useful life of 24 months.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Additions, renewals and improvements are capitalized, while maintenance and repair costs are expensed when incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in income. Depreciation is recorded using the straight-line method over the following estimated useful lives: Housekeeping and Dietary equipment — 5 to 7 years; computer hardware and software — 3 to 7 years; and other, consisting of furniture and fixtures, leasehold improvements and autos and trucks — 5 to 10 years. Depreciation expense on property and equipment for the years ended December 31, 2016, 2015 and 2014 was $4.8 million, $4.4 million and $3.9 million respectively.

Revenue Recognition

Revenues from our service agreements with clients are recognized as services are performed. Revenues are reported net of sales taxes that are collected from customers and remitted to taxing authorities.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. We accrue for probable tax obligations as required by facts and circumstances in the various regulatory environments. In addition, deferred tax assets and liabilities are recognized for expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. If appropriate, we would record a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not. Deferred tax assets and liabilities are more fully described in Note 12.

Uncertain income tax positions taken or expected to be taken in tax returns are reflected within our financial statements based on a recognition and measurement process.

Earnings per Common Share

Basic earnings per common share are computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share reflect the weighted-average common shares outstanding and dilutive common shares, such as those issuable upon exercise of stock options and upon the vesting of restricted stock.

Share-Based Compensation

We estimate the fair value of share-based awards on the date of grant using the Black-Scholes valuation model for stock options and using the share price on the date of grant for restricted stock. The value of the portion of the award that is ultimately expected to vest is recognized ratably as an expense in the Company’s consolidated statements of income over the requisite service periods. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense will be reduced to account for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Advertising Costs

Advertising costs are expensed when incurred. Advertising costs were not material for the years ended December 31, 2016, 2015 and 2014.

Impairment of Long-Lived Assets

The carrying amounts of long-lived assets are periodically reviewed to determine whether current events or circumstances warrant adjustment to such carrying amounts. Any impairment is measured by the amount that the carrying value of such assets exceeds their fair value, primarily based on estimated discounted cash flows. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell.

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets are amortized on a straight-line basis over their respective lives. Goodwill represents the excess of cost over the fair value of net assets of acquired businesses. We review the carrying value of goodwill at least annually during the fourth quarter of each year to assess for impairment, or more often if events or circumstances indicate that the carrying value may exceeds its estimated fair value. No impairment loss was recognized on our intangible assets or goodwill for the years ended December 31, 2016, 2015 or 2014.

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains or losses on the subsequent reissuance of shares are credited or charged to additional paid in capital.

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentation.

Change in Accounting Estimate

In fiscal year 2015, the Company transitioned its workers compensation and certain employee health & welfare insurance programs to HCSG Insurance Corp. (“HCSG Insurance” or the “Captive”), its wholly owned captive insurance subsidiary which was previously providing general liability coverage to the Company. HCSG Insurance was formed in January 2014 to provide the Company with greater flexibility and cost efficiency in meeting its property & casualty and health & welfare needs. In conjunction with the aforementioned insurance programs being administered and provided by the Captive, during the third quarter 2014, management conducted a review of its self-insurance reserves to enhance its self-insurance estimation process. After analysis and consultation with insurance regulators and advisors, the Company recorded a non-cash adjustment of $37.4 million to reflect estimated current and future insurance claims projected to be closed out over the next 15 to 17 years. This tax-effected adjustment was recorded in the third quarter 2014 and is accounted for as a change in estimate, along with charges related to the corporate reorganization, self-funded health insurance program transition and other related expenses in our consolidated statements of comprehensive income.

Concentrations of Credit Risk

Our financial instruments that are subject to concentrations of credit risk are cash and cash equivalents, marketable securities, deferred compensation funding and accounts and notes receivable. We define our marketable securities as fixed income investments which are highly liquid investments that can be readily purchased or sold using established markets. At December 31, 2016 and 2015, substantially all of our cash and cash equivalents, and marketable securities were held in one large financial institution located in the United States.

Our clients are concentrated in the health care industry, primarily providers of long-term care. Many of our clients’ revenues are highly contingent on Medicare, Medicaid and third-party payors’ reimbursement funding rates. New legislation or additional changes in existing regulations could be made which could directly impact the governmental reimbursement programs in which our clients participate. As a result, we may not know the full effects of such programs until these laws are fully implemented and governmental agencies issue applicable regulations or guidance.

Significant Clients

We have several clients who individually contributed over 5%, with one as high as 9.5%, of our total consolidated revenues for the year ended December 31, 2016. Although we expect to continue relationships with these clients, there can be no assurance thereof. The loss of such clients, or a significant reduction in the revenues we receive from these clients, would have a material adverse effect on the results of operations of our two operating segments. In addition, if such clients change their respective payment terms it could increase our accounts receivable balance and have a material adverse effect on our cash flows and cash and cash equivalents.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 is intended to simplify several aspects of the accounting for share-based payments. The guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within that year. The Company will adopt the standard beginning January 1, 2017, and is not expecting a material impact to results of operations or financial position. The impacts of adopting the standard will relate to the recognition of excess tax benefits related to share-based payments as a component of income tax expense, as opposed to in additional paid-in capital; an amendment to the calculation of diluted earnings per share to exclude windfall tax benefits from assumed proceeds when calculating diluted shares outstanding; as well as accounting for forfeitures of share-based awards as they occur, as opposed to reserving for estimated forfeitures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which was subsequently amended and updated throughout 2015 and 2016. The standard provides guidance on revenue recognition, among other topics such as the accounting for compensation and costs to obtain a contract. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Adoption is required for reporting periods beginning after December 15, 2017, with early adoption prohibited. The Company plans to adopt the standard beginning on January 1, 2018. The Company is in the process of evaluating the impact of the adoption of this ASU, as well as determining the transition method that will be applied. Our analysis has consisted of reviewing the nature and terms of our existing contracts under the provisions of the new guidance and assessing any operational changes and process updates required for compliance. Currently, the Company does not expect a material impact to our accounting for the revenue we earn related to our Housekeeping and Dietary services. We anticipate that the most significant impact of the new standard will relate to additional disclosure obligations.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize assets and liabilities on their balance sheet related to the rights and obligations created by most leases, while continuing to recognize expenses on their income statements over the lease term.  It will also require disclosures designed to give financial statement users information regarding the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. The Company will adopt the new guidance as of January 1, 2019. We are continuing to evaluate the expected impact of the requirements, however we expect the primary impact will relate to the capitalization of operating leases of office space, vehicles and equipment.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The amendment in this ASU requires that deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent in a classified statement of financial position. The guidance becomes effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. Management elected to adopt the standard in the first quarter of 2016, with retrospective application to prior period balances presented. The adoption of ASU 2015-17 merely resulted in the reclassification within the asset section of the balance sheet and did not have a material impact on the Company’s working capital or consolidated financial statements.

Note 2—Changes in Accumulated Other Comprehensive Income by Component

U.S. GAAP establishes standards for presenting information about significant items reclassified out of accumulated other comprehensive income by component. As of December 31, 2016 and 2015, respectively, we generated other comprehensive income from one component. This component relates to the unrealized gains and losses from our available for sale marketable securities during a given reporting period.

The following table provides a summary of changes in accumulated other comprehensive income, net of taxes:

	Unrealized Gains and (Losses) on Available for Sale Securities (1)
	2016	2015	2014
	(in thousands)
Accumulated other comprehensive income - beginning balance	$543	$25	$49
Other comprehensive (loss) income before reclassifications	(1,005)	535	(16)
Amounts reclassified from accumulated other comprehensive (loss) income (2)(3)	143	(17)	(8)
Net current period change in other comprehensive (loss) income (4)	$(862)	$518	$(24)
Accumulated other comprehensive (loss) income - ending balance	$(319)	$543	$25

(1)	All amounts are net of tax.

(2)	Realized gains and losses are recorded pre-tax in the other income - investment and interest caption in our consolidated statements of comprehensive income.

(3)
For the year ended December 31, 2016, the Company recorded $0.2 million of realized losses from the sale of available for sale securities. For the years ended December 31, 2015 and 2014, the Company recorded less than $0.1 million of realized gains for the sale of available for sale securities. Refer to Note 5 herein for further information.

(4)	For the years ended December 31, 2016, 2015 and 2014, these changes in other comprehensive income were net of tax effects of $0.5 million, $0.3 million and $0.1 million, respectively.

Note 3—Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded over the estimated useful life of each class of depreciable assets, and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

The following table sets forth the amounts of property and equipment by each class of depreciable assets as of December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
	(in thousands)
Housekeeping and Dietary equipment	$21,136	$19,445
Computer hardware and software	11,750	10,528
Other (1)	1,133	1,134
Total property and equipment, at cost	$34,019	$31,107
Less accumulated depreciation	20,564	18,021
Total property and equipment, net	$13,455	$13,086

(1)	Includes furniture and fixtures, leasehold improvements and autos and trucks.

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $4.8 million, $4.4 million and $3.9 million, respectively.

Note 4—Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses. Goodwill is not amortized, but is evaluated for impairment on an annual basis, or more frequently if impairment indicators arise. The carrying value of goodwill as of December 31, 2016 and 2015 was $44.4 million.

Intangible Assets

Our intangible assets were acquired through acquisitions and are recorded at their fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful lives. The customer relationships have a weighted-average amortization period of 9.7 years. As of December 31, 2015, the Company’s non-compete agreements and certain of the Company’s customer relationship intangible assets had been fully amortized and the respective balances were written-off during 2016.

The following table sets forth the amounts of our identifiable intangible assets subject to amortization:

	December 31,
	2016	2015
	(in thousands)
Customer relationships	$29,081	$35,781
Non-compete agreements	—	800
Total other intangibles, gross	$29,081	$36,581
Less accumulated amortization	14,672	19,473
Other intangibles, net	$14,409	$17,108

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the next five years:

Period/Year	Customer Relationships	Total
	(in thousands)
2017	$2,427	$2,427
2018	$2,328	$2,328
2019	$2,130	$2,130
2020	$2,130	$2,130
2021	$2,130	$2,130
Thereafter	$3,264	$3,264

Amortization expense for the years ended December 31, 2016, 2015 and 2014 was $2.7 million, $3.2 million and $3.3 million, respectively.

Note 5—Fair Value Measurements

The Company’s current assets (other than marketable securities and inventories) and current liabilities are financial instruments and most of these items are recorded at cost in the Consolidated Balance Sheets. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature. Our financial assets that are measured at fair value on a recurring basis are our marketable securities and our deferred compensation funding.

The Company’s marketable securities consist of tax-exempt municipal bonds, which we classify as available-for-sale and which are reported at fair value. Unrealized gains and losses associated with these investments are included in other comprehensive income (net of tax) within our consolidated statements of comprehensive income. The fair value of these marketable securities is classified within Level 2 of the fair value hierarchy, as these securities are measured using quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable. Such valuations are determined by a third party pricing service.

The investments under the funded deferred compensation plan are accounted for as trading securities and unrealized gains or losses are included in earnings. The fair value of these investments are determined based on quoted market prices (Level 1).

We believe recorded values of all of our financial instruments approximate their current fair values because of their nature, stated interest rates and respective maturity dates or durations.

The following tables provide fair value measurement information for our marketable securities and deferred compensation fund investment assets as of December 31, 2016 and 2015:

	As of December 31, 2016
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available for sale	$67,730	$67,730	$—	$67,730	$—
Deferred compensation fund
Money Market (1)	$3,147	$3,147	$—	$3,147	$—
Balanced and Lifestyle	7,162	7,162	7,162	—	—
Large Cap Growth	5,583	5,583	5,583	—	—
Small Cap Growth	2,933	2,933	2,933	—	—
Fixed Income	2,752	2,752	2,752	—	—
International	1,132	1,132	1,132	—	—
Mid Cap Growth	1,410	1,410	1,410	—	—
Deferred compensation fund	$24,119	$24,119	$20,972	$3,147	$—

	As of December 31, 2015
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available for sale	$69,496	$69,496	$—	$69,496	$—
Deferred compensation fund
Money Market (1)	$3,896	$3,896	$—	$3,896	$—
Balanced and Lifestyle	9,136	9,136	9,136	—	—
Large Cap Growth	5,218	5,218	5,218	—	—
Small Cap Value	2,275	2,275	2,275	—	—
Fixed Income	2,624	2,624	2,624	—	—
International	1,025	1,025	1,025	—	—
Mid Cap Growth	1,217	1,217	1,217	—	—
Deferred compensation fund	$25,391	$25,391	$21,495	$3,896	$—

(1) The fair value of the money market fund is based on the net asset value (“NAV”) of the shares held by the plan at the end of the period. The money market fund includes short-term United States dollar denominated money-market instruments and the NAV is determined by the custodian of the fund. The money market fund can be redeemed at its NAV at the measurement date, as there are no significant restrictions on the ability to sell this investment.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-Than-Temporary Impairments
	(in thousands)
December 31, 2016
Marketable securities
Municipal bonds — available for sale	$68,220	$178	$(668)	$67,730	$—
Total debt securities	$68,220	$178	$(668)	$67,730	$—
December 31, 2015
Marketable securities
Municipal bonds — available for sale	$68,640	$869	$(13)	$69,496	$—
Total debt securities	$68,640	$869	$(13)	$69,496	$—
December 31, 2014
Marketable securities
Municipal bonds — available for sale	$11,758	$48	$(7)	$11,799	$—
Total debt securities	$11,758	$48	$(7)	$11,799	$—

For the years ended December 31, 2016, 2015 and 2014, we received total proceeds, less the amount of interest received, of $28.1 million, $16.4 million and $3.9 million, respectively, from sales of available-for-sale municipal bonds. These sales resulted in realized losses of $0.2 million recorded in other income – investment and interest caption on our statement of comprehensive income for the year ended December 31, 2016, and gains of less than $0.1 million in both 2015 and 2014. The basis for the sale of these securities was a specific identification of each bond sold during this period.

The following table summarizes the contractual maturities of debt securities held at December 31, 2016 and 2015, which are classified as marketable securities in the Consolidated Balance Sheets:

	Municipal Bonds — Available for Sale
	December 31,
	2016	2015
	(in thousands)
Contractual maturity:
Maturing in one year or less	$973	$774
Maturing in second year through fifth year	28,671	13,852
Maturing in sixth year through tenth year	21,651	36,273
Maturing after ten years	16,435	18,597
Total debt securities	$67,730	$69,496

Note 6— Accounts and Notes Receivable

Many of our clients participate in programs funded by federal and state governmental agencies. Because our clients’ revenues are generally dependent on Medicare and Medicaid reimbursement funding rates and mechanisms, changes in regulations and trends in the long term care industry have affected and could adversely affect our clients’ cash flows, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to other delays in payments from clients, have resulted in and could continue to result in significant additional bad debts in the near future. Whenever possible, when a client falls behind in making agreed-upon payments, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes provide a means to better evidence the amounts owed, materially enhance our ability to defend the validity of the debt, and memorialize a definitive repayment plan, each of which may enhance our ability to collect the amounts due. Accounts and notes receivable are stated net of an allowance for doubtful accounts. At December 31, 2016 and 2015, we had $19.2 million and $16.8 million, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing significant financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

Note 7— Allowance for Doubtful Accounts

The allowance for doubtful accounts is established as losses are estimated to have occurred through a provision for bad debts charged to earnings and is included in the costs of services provided caption in our consolidated statements of comprehensive income. The allowance for doubtful accounts is evaluated based on our ongoing review of accounts and notes receivable and is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

We have had varying collections experience with respect to our accounts and notes receivable. We have sometimes been required to extend the period of payment for certain clients beyond contractual terms. Such clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded the following bad debt provisions (in an Allowance for Doubtful Accounts):

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Bad debt provision	$4,629	$4,335	$4,470

In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Despite our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact on their cash flows, it could have a material adverse effect on our results of operations and financial condition.

Impaired Notes Receivable

We evaluate our notes receivable for impairment quarterly and on an individual client basis. Notes receivable are generally evaluated for impairment when the respective clients are either in bankruptcy, are subject to collections activity or are slow payers that are experiencing financial difficulties. In the event that our evaluation results in a determination that a note receivable is impaired, it is valued at the present value of expected cash flows or at the market value of related collateral. Summary schedules of impaired notes receivable, and the related reserve, for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Impaired Notes Receivable
Year Ended December 31,	Balance Beginning of Year	Additions	Deductions	Balance End of Year	Average Outstanding Balance
	(in thousands)
2016	$6,471	$—	$786	$5,685	$6,078
2015	$10,208	$395	$4,132	$6,471	$8,340
2014	$2,892	$9,124	$1,808	$10,208	$6,550

	Reserve for Impaired Notes Receivable
Year Ended December 31,	Balance Beginning of Year	Additions	Deductions	Balance End of Year
	(in thousands)
2016	$2,139	$280	$—	$2,419
2015	$3,031	$99	$991	$2,139
2014	$2,019	$2,489	$1,477	$3,031

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

Note 8 — Lease Commitments

We lease office facilities, equipment and autos under operating leases expiring on various dates through 2025. Certain office leases contain renewal options. The following is a schedule, by calendar year, of future minimum lease payments under operating leases that have remaining terms as of December 31, 2016:

Period/Year	Operating Leases
(in thousands)
2017	$2,424
2018	1,838
2019	915
2020	755
2021	740
Thereafter	2,438
Total minimum lease payments	$9,110

Certain property leases provide for scheduled rent escalations. We do not consider the scheduled rent escalations to be material to our operating lease expenses individually or in the aggregate. Total expense for all operating leases was as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Operating lease expense	$2,615	$2,003	$1,210

Note 9— Share-Based Compensation

A summary of stock-based compensation expense and related tax benefits for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Stock options	$3,193	$2,781	$2,596
Restricted stock	550	252	109
Employee Stock Purchase Plan ("ESPP")	509	508	375
Total pre-tax stock-based compensation expense charged against income (1)	$4,252	$3,541	$3,080

Total recognized tax benefit related to stock-based compensation	$2,773	$1,873	$2,626

(1)	Stock-based compensation expense is recorded in the selling, general and administrative caption in our consolidated statements of comprehensive income.

At December 31, 2016, the unrecognized compensation cost related to unvested stock options and awards was $8.5 million. The weighted average period over which these awards will vest is approximately 2.7 years.

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

As of December 31, 2016, 3.9 million shares of common stock were reserved for issuance under the Plan, including 1.3 million shares available for future grant. No stock award will have a term in excess of ten years. All awards granted under the Plan become vested and exercisable ratably over a five year period on each yearly anniversary of the grant date.

The Nominating, Compensation and Stock Option Committee of the Board of Directors is responsible for determining the individuals who will be granted stock awards, the number of stock awards each individual will receive and the terms of the grants in accordance with the Plan.

Stock Options

A summary of our stock options outstanding under the Plan as of December 31, 2016 and changes during 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding at December 31, 2015	2,461	$22.16
Granted	569	$34.14
Exercised	(294)	$20.46
Forfeited	(116)	$29.80
Expired	(5)	$23.82
Outstanding at December 31, 2016	2,615	$24.61

The weighted average grant-date fair values and intrinsic values of options vested during 2016, 2015 and 2014 are as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Weighted average grant-date fair value of options granted	$7.46	$6.64	$8.24
Total intrinsic value of options exercised	$4,886	$6,497	$9,303

During 2016, the Company received $6.0 million in cash and realized $1.2 million in tax benefits from the exercise of stock options.

The fair values of the stock option awards granted during 2016, 2015 and 2014 were estimated on the dates of grant using the Black-Scholes option valuation model and the following assumptions:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	2.0%	1.9%	1.9%
Weighted average expected life (years)	5.8 years	5.8 years	5.9 years
Expected volatility	26.0%	27.2%	36.9%
Dividend yield	2.0%	2.2%	2.4%

The following table summarizes other information about our stock options at December 31, 2016:

December 31, 2016
(in thousands, except per share data)
Outstanding:
Number of options	2,615
Weighted average exercise price	$24.61
Aggregate intrinsic value	$38,072
Weighted average remaining contractual life (years)	6.2 years
Exercisable:
Number of options	1,172
Weighted average exercise price	$18.39
Aggregate intrinsic value	$24,350
Weighted average remaining contractual life (years)	4.4 years

Restricted Stock

A summary of our restricted stock outstanding under the Plan as of December 31, 2016 and changes during 2016 is as follows:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
	(in thousands)
Unvested at December 31, 2015	40	$29.10
Granted	44	$34.14
Vested	(9)	$28.76
Forfeited (1)	—	$34.14
Unvested at December 31, 2016	74	$32.09

(1)	Number of restricted shares rounds to less than a thousand.

The weighted average grant-date fair values and total fair values of restricted stock vested during 2016, 2015 and 2014 are as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Weighted average grant-date fair value of restricted stock granted	$34.14	$30.30	$28.02
Total fair value of restricted stock vested	$311	$123	$34

Fair value is determined based on the market price of the shares on the date of grant. The weighted average remaining vesting period for the unvested restricted stock is 3.4 years.

Employee Stock Purchase Plan

The Company offers an Employee Stock Purchase Plan (“ESPP”) to all eligible employees. All full-time and certain part-time employees who have completed two years of continuous service with us are eligible to participate. The ESPP was scheduled to expire after 2016, however the Board of Directors extended the ESPP for an additional five offerings through 2021. Annual offerings commence and terminate on the respective year’s first and last calendar day.

Under the ESPP, the Company is authorized to issue up to 4.1 million shares of our common stock to our employees. Pursuant to such authorization, we have 2.3 million shares available for future grant at December 31, 2016 (after deducting the 2016 funding of the 53 thousand shares delivered in 2017). Under the terms of the ESPP, participants may contribute through payroll deductions up to $21,250 (85% of IRS limitation) of their compensation toward the purchase of the Company’s common stock. No employee may purchase common stock which exceeds $25,000 in fair market value (determined on the option date) for each calendar year. The option price per share is equal to the lower of 85% of the fair market price on the first day of the offering period, or 85% of the fair market price on the last day of the offering period.

The following table summarizes information about our ESPP annual offerings for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Common shares purchased	53	59	55
Per common share purchase price	$29.64	$26.29	$24.11

Deferred Compensation Plan

The Company offers a Supplemental Executive Retirement Plan (“SERP”) for certain key executives and employees. The SERP is not qualified under Section 401 of the Internal Revenue Code. The SERP allows participants to defer up to 25% of their earned income on a pre-tax basis and as of the last day of each plan year, each participant will be credited with a 25% match of up to 15% of their deferral in the form of our Common Stock based on the then-current market value. SERP participants fully vest in our matching contribution three years from the first day of the initial year of participation. The income deferred and our matching contributions are unsecured and subject to the claims of our general creditors.

Under the SERP, we are authorized to issue up to 1.0 million shares of our common stock to our employees. Pursuant to such authorization, we have 0.4 million shares available for future grant at December 31, 2016 (after deducting the 2016 funding of 13 thousand shares delivered in 2017). At the time of issuance, such shares were accounted for at cost as treasury stock. At December 31, 2016, approximately 0.3 million such shares are vested and remain in the respective active participants’ accounts with the trustee.

The following table summarizes information about our SERP for the plan years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Supplemental Executive Retirement Plan ("SERP") expense (1)	$511	$538	$497
Treasury shares issued to fund SERP expense (2)	13	15	16
SERP trust account balance at December 31 (3)	$34,599	$37,765	$35,310
Unrealized gain (loss) recorded in SERP liability account	$1,495	$(62)	$1,211

(1)	Both the SERP match and the deferrals are included in the selling, general and administrative caption in our consolidated statements of comprehensive income.

(2)	Shares related to the SERP match for each year are funded at the beginning of the subsequent year.

(3)
SERP trust account investments are recorded at their fair value which is based on quoted market prices. Differences between such amounts in the table above and the deferred compensation funding asset reported on our Consolidated Balance Sheets represent the value of our Common Stock held in the Plan participants’ trust accounts and reported by us as treasury stock in our Consolidated Balance Sheets.

Note 10— Other Employee Benefit Plans

Retirement Savings Plan

Since October 1, 1999, we have had a retirement savings plan for eligible employees (the “RSP”) under Section 401(k) of the Internal Revenue Code. The RSP allows eligible employees to contribute up to 15% of their eligible compensation on a pre-tax basis. There is no match by the Company.

Note 11— Dividends

We have paid regular quarterly cash dividends since the second quarter of 2003. During 2016, we paid regular quarterly cash dividends totaling $53.3 million as detailed below:

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except per share amounts)
Cash dividends paid per common share	$0.18125	$0.18250	$0.18375	$0.18500
Total cash dividends paid	$13,158	$13,293	$13,398	$13,493
Record date	February 19, 2016	May 20, 2016	August 19, 2016	November 18, 2016
Payment date	March 25, 2016	June 24, 2016	September 23, 2016	December 23, 2016

Additionally, on January 31, 2017, our Board of Directors declared a regular quarterly cash dividend of $0.18625 per common share, which will be paid on March 24, 2017 to shareholders of record as of the close of business on February 17, 2017.

Cash dividends on our outstanding weighted average number of basic common shares for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
	2016	2015	2014
Cash dividends declared per common share	$0.73750	$0.71750	$0.69750

Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

Note 12— Income Taxes

The following table summarizes the provision for income taxes:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Current:
Federal	$33,032	$11,917	$21,030
State	6,958	2,173	4,095
	$39,990	$14,090	$25,125
Deferred:
Federal	$2,163	$13,646	$(12,708)
State	838	4,004	(2,559)
	$3,001	$17,650	$(15,267)
Tax provision	$42,991	$31,740	$9,858

Deferred income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax basis of assets and liabilities.

Significant components of our federal and state deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$2,672	$1,819
Deferred compensation	8,532	9,191
Accrued insurance claims	5,862	5,786
Non-deductible reserves	1,257	4,490
Amortization of intangibles	624	971
Other	858	10
	$19,805	$22,267
Deferred tax liabilities:
Expensing of housekeeping supplies	$(6,752)	$(6,463)
Depreciation of property and equipment	(2,568)	(3,237)
Other	(663)	—
	$(9,983)	$(9,700)

Net deferred tax assets	$9,822	$12,567

Realization of the Company’s deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. Management assesses the Company’s income tax positions and records tax benefits for all years subject to examination based upon an evaluation of the facts, circumstances, and information available at the reporting dates, which include historical operating results and expectations of future earnings. As such, management believes it is more likely than not that the deferred tax assets recorded will be realized to reduce future income taxes and therefore no valuation allowances are necessary.

The tables below provide a reconciliation between the tax expense computed by applying the statutory federal income tax rate to income before income taxes and the provision for income taxes:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Income tax expense computed at statutory rate	$42,136	$31,418	$11,098
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	5,064	4,015	998
Federal jobs credits	(4,550)	(3,900)	(2,925)
Tax exempt interest	(457)	(132)	(13)
Other, net	798	339	700
Income tax expense	$42,991	$31,740	$9,858

Management performs an evaluation each period of its tax positions taken and expected to be taken in tax returns. The evaluation is performed on positions relating to tax years that remain subject to examination by major tax jurisdictions, the earliest of which is the tax year ended December 31, 2011. Based on our evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Therefore, the table reporting on the change in the liability for unrecognized tax benefits during the year ended December 31, 2016 is omitted as there is no activity to report in such account for the year ended December 31, 2016, and there was no balance of unrecognized tax benefits at the beginning of the year.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense.

Note 13—Related Party Transactions

A director is a member of a law firm which was retained by us. During the years ended December 31, 2016, 2015 and 2014, fees paid by us to such firm did not exceed $120 thousand in any period. Additionally, such fees did not exceed, in any period, 5% of such firm’s revenues or the Company’s revenues.

Note 14—Segment Information

Reportable Operating Segments

We manage and evaluate our operations in two reportable segments: Housekeeping (housekeeping, laundry, linen and other services), and Dietary (dietary department services). Although both segments serve the same client base and share many operational similarities, they are managed separately due to distinct differences in the type of services provided, as well as the specialized expertise required of the professional management personnel responsible for delivering each segment’s services. We consider the various services provided within each reportable segment to comprise an identifiable reportable operating segment since such services are rendered pursuant to a single service agreement, specific to that reportable segment, as well as the fact that the delivery of the respective reportable segment’s services are managed by management personnel exclusive to the particular reportable segment.

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

All revenues and net income are earned in one geographic area, the United States.

	Housekeeping services	Dietary services	Corporate and eliminations		Total
	(in thousands)
Year Ended December 31, 2016
Revenues	$957,148	$605,514	$—		$1,562,662
Income before income taxes	$90,756	$34,641	$(5,010)	(1)	$120,387
Depreciation and amortization	$6,535	$439	$522		$7,496
Total assets	$266,464	$127,187	$134,795	(2)	$528,446
Capital expenditures	$4,612	$410	$420		$5,442

Year Ended December 31, 2015
Revenues	$909,709	$527,140	$—		$1,436,849
Income before income taxes	$84,471	$31,612	$(26,319)	(1)	$89,764
Depreciation and amortization	$6,488	$685	$487		$7,660
Total assets	$228,116	$104,797	$148,036	(2)	$480,949
Capital expenditures	$3,586	$336	$1,076		$4,998

Year Ended December 31, 2014
Revenues	$846,610	$446,573	$—		$1,293,183
Income before income taxes	$70,390	$26,343	$(65,025)	(1)	$31,708
Depreciation and amortization	$6,114	$662	$493		$7,269
Total assets	$223,440	$95,861	$150,278	(2)	$469,579
Capital expenditures	$4,375	$391	$1,029		$5,795

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

(2)	Primarily consists of cash and cash equivalents, marketable securities, deferred income taxes and other current and noncurrent assets.

Note 15— Earnings Per Common Share

Basic and diluted earnings per common share are computed by dividing net income by the weighted-average number of basic and diluted common shares outstanding, respectively. The weighted-average number of diluted common shares includes the impact of dilutive securities, including unvested, unexercised stock options and unvested restricted stock. The table below reconciles the weighted-average basic and diluted common shares outstanding for 2016, 2015 and 2014:

	Year Ended December 31, 2016
	2016	2015	2014
	(in thousands)
Weighted average number of common shares outstanding - basic	72,754	71,826	70,616
Effect of dilutive securities (1)	720	686	725
Weighted average number of common shares outstanding - diluted	73,474	72,512	71,341

(1) Certain outstanding stock options awards are anti-dilutive and were therefore excluded from the calculation of the weighted average number of diluted common shares outstanding. For the years ended December 31, 2016, 2015 and 2014, the computation excluded options to purchase 0.5 million, 0.9 million and 0.5 million shares, having weighted average exercise prices of $34.14, $29.34 and $27.97, respectively.

Note 16—Other Contingencies

Line of Credit

We have a $200 million bank line of credit on which we may draw to meet short-term liquidity requirements. Amounts drawn under the line of credit are payable upon demand. At December 31, 2016, there were no borrowings under the line of credit. However, at such date, we had outstanding a $63.7 million  irrevocable standby letter of credit, which relates to payment obligations under our insurance programs. As a result of the letter of credit issued, the amount available under the line of credit was reduced by $63.7 million at December 31, 2016. The line of credit requires us to satisfy one financial covenant. We are in compliance with our financial covenant at December 31, 2016 and expect to continue to remain in compliance with such financial covenant. This line of credit expires on December 18, 2018. We believe the line of credit will be renewed at that time.

On January 3, 2017, the letter of credit increased to $67.2 million and the amount available under the line of credit was reduced by $3.5 million.

Tax Jurisdictions and Matters

We provide our services throughout the continental United States and are subject to numerous local taxing jurisdictions. In the ordinary course of business, a jurisdiction may contest our reporting positions with respect to the application of its tax code to our services. A jurisdiction’s conflicting position on the taxability of our services could result in additional tax liabilities.

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

Government Regulations

Our clients are concentrated in the health care industry and are primarily providers of long-term care. Many of our clients’ revenues are highly reliant on Medicare, Medicaid and third-party payors’ reimbursement funding rates. New legislation or additional changes in existing regulations could be made which could directly impact the governmental reimbursement programs in which our clients participate. As a result, we may not know the full effects of such programs until these laws are fully implemented and governmental agencies issue applicable regulations or guidance.

Note 17—Accrued Insurance Claims

We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance, which comprise approximately 46.2% of our liabilities at December 31, 2016. Under our insurance plans for general liability and workers’ compensation, predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost. Our accounting for this plan utilizes current valuations from a third party actuary, which include assumptions based on data such as historical claims, pay-out experience, demographic factors, industry trends, severity factors, and other actuarial calculations. In the event that our claims experience and/or industry trends result in an unfavorable change in our assumptions or outcomes, it would have an adverse effect on our results of operations and financial condition.

For workers’ compensation and general liability, we record both a reserve for the estimated future cost of claims and related expenses that have been reported but not settled, as well as an estimate of claims incurred but not reported. Such reserves for claims incurred but not reported are developed by a third party actuary through review of our historical data and open claims.

Note 18—Subsequent Events

We evaluated all subsequent events through the date these financial statements are being filed with the SEC. There were no events or transactions occurring during this subsequent reporting period which require recognition or additional disclosure in these financial statements.

Note 19—Selected Quarterly Financial Data (Unaudited)

The following tables summarize the unaudited quarterly financial data for the last two fiscal years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
2016
Revenues	$384,807	$386,556	$392,734	$398,565
Operating costs and expenses	$355,390	$357,875	$363,522	$368,122
Income before income taxes	$29,604	$29,683	$30,571	$30,529
Net income	$18,626	$18,760	$19,711	$20,299
Basic earnings per common share	$0.26	$0.26	$0.27	$0.28
Diluted earnings per common share	$0.26	$0.26	$0.27	$0.28
Cash dividends declared per common share	$0.18250	$0.18375	$0.18500	$0.18625
2015
Revenues	$355,246	$355,356	$360,165	$366,082
Operating costs and expenses	$330,699	$329,341	$332,090	$355,667
Income before income taxes	$25,054	$26,257	$26,741	$11,712
Net income	$15,516	$16,288	$17,086	$9,134
Basic earnings per common share	$0.22	$0.23	$0.24	$0.13
Diluted earnings per common share	$0.22	$0.23	$0.24	$0.13
Cash dividends declared per common share	$0.17750	$0.17875	$0.18000	$0.18125

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15a-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Grant Thornton, LLP, our independent registered public accounting firm, also audited our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s audit report are included in this Annual Report on Form 10-K within Part II, Item 8 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”.

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

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The information regarding directors and executive officers is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to its shareholders in connection with its 2017 Annual Meeting of Shareholders and to be filed within 120 days of the close of the year ended December 31, 2016.

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

Item 11.   Executive Compensation.

The information regarding executive compensation is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to shareholders in connection with its 2017 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2016.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to shareholders in connection with its 2017 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ending December 31, 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth for the Company’s equity compensation plans, on an aggregated basis, the number of shares of its Common Stock subject to outstanding stock awards, the weighted-average exercise price of stock awards, and the number of shares remaining available for future award grants as of December 31, 2016.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
	(in thousands, except per share amounts)
Equity compensation plans approved by security holders	2,615 (1)	$24.61	4,015 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	2,615	$24.61	4,015

(1) Represents shares of Common Stock issuable upon exercise of outstanding stock awards granted under the 2012 Equity Incentive Plan and carryover shares from pre-existing Plans.
(2) Includes stock awards to purchase 1.3 million shares available for future grant under the Company’s 2012 Equity Incentive Plan. Also includes 2.3 million and 0.4 million shares available for issuance under the Company’s 1999 Employee Stock Purchase Plan (the “1999 Plan”) as amended and the Company’s Amended and Restated Deferred Compensation Plan, respectively. Treasury shares may be issued under the 1999 Plan and the Company’s Amended and Restated Deferred Compensation Plan.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information regarding certain relationships and related transactions, and director independence is incorporated herein by reference to the Company’s definitive proxy statement mailed to shareholders in connection with its 2017 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2016.

Item 14.   Principal Accountant Fees and Services.

The information regarding principal accountant fees and services is incorporated herein by reference to the Company’s definitive proxy statement mailed to shareholders in connection with its 2017 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2016.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)	The following financial statements, schedules and exhibits are filed as part of this report:

1.	Index to Consolidated Financial Statements — The Financial Statements required by this item are listed on the Index to Financial Statements in Part II, Item 8 of this report.

2.	Index to Financial Statement Schedules —

a.	Schedule II—Valuation and Qualifying Accounts and Reserves; and

b.	Other financial statement schedules are not included because they are not required or the information is otherwise shown in the financial statements or notes thereto.

3.	Index to Exhibits —

a.	The exhibits listed below are filed as part of, or are incorporated by reference into, this report.

(b)	See Item 15(a)(3) above.

(c)	See Item 15(a)(2) above.

Healthcare Services Group, Inc.
Schedule II — Valuation and Qualifying Accounts and Reserves

		Additions
Description	Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Ending Balance
	(in thousands)
2016
Allowance for Doubtful Accounts	$4,608	$4,629	$—	$2,326	$6,911
2015
Allowance for Doubtful Accounts	$6,136	$4,335	$—	$5,863	$4,608
2014
Allowance for Doubtful Accounts	$3,919	$4,470	$—	$2,253	$6,136

(1) Represent write-offs.

Exhibit Index

The following Exhibits are filed as part of this Report (references are to Reg. S-K Exhibit Numbers):

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of the Registrant as of May 30, 2000	10-K	0-12015	3/21/2001	3.2	—
3.2	Amendment to the Amended and Restated Articles of Incorporation of the Registrant as of May 22, 2007	8-K	0-12015	5/24/2007	3.1	—
3.3	Second Amended and Restated Bylaws of the Registrant as of February 17, 2015	10-K	0-12015	2/19/2015	3.3	—
4.1	Specimen Certificate of the Common Stock, $.01 par value, of the Registrant	S-18	2-87625-W	—	4.1	—
4.2†	Healthcare Services Group, Inc. Employee Stock Purchase Plan	S-8	333-92835	12/15/1999	4(a)	—
4.3†	Healthcare Services Group, Inc. Amendment No. 3 to Employee Stock Purchase Plan	10-Q	0-12015	10/28/2016	4.1	—
4.5†	Healthcare Services Group, Inc. Amended and Restated Deferred Compensation Plan	10-Q	0-12015	10/22/2012	10.1	—
10.1†	Healthcare Services Group, Inc. 2012 Equity Incentive Plan	10-Q	0-12015	7/27/2012	10.1	—
10.2	Healthcare Services Group, Inc. Dividend Reinvestment Plan	S-3D	333-108182	8/22/2003	99.0	—
10.3	Amended and Restated Loan Agreement dated as of December 18, 2013	8-K	0-12015	12/19/2013	99.2	—
10.4	Amended and Restated Committed Line of Credit Note dated as of December 18, 2013	8-K	0-12015	12/19/2013	99.3	—
10.5	Consent and Amendment to Loan Documents, dated as of July 9, 2015	8-K	0-12015	7/14/2015	99.2	—
10.6	Amended and Restated Committed Line of Credit Note, dated as of July 9, 2015	8-K	0-12015	7/14/2015	99.3	—
21	Subsidiaries of Healthcare Services Group, Inc.	—	—	—	—	X
23	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	—	—	—	—	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	—	—	—	—	X
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	—	—	—	—	X
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	—	—	—	—	X
101	The following financial information from the Company's Form 10-K for the fiscal year ended December 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders' Equity, and (v) Notes to Consolidated Financial Statements	—	—	—	—	X

†	Indicates a management plan or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 24, 2017	HEALTHCARE SERVICES GROUP, INC.
(Registrant)

	By:	/s/ Theodore Wahl
Theodore Wahl
President and Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Theodore Wahl	Director and President and Chief Executive Officer	February 24, 2017
Theodore Wahl	(Principal Executive Officer)

/s/ John C. Shea	Chief Financial Officer	February 24, 2017
John C. Shea	(Principal Financial and Accounting Officer)

/s/ Daniel P. McCartney	Chairman of the Board	February 24, 2017
Daniel P. McCartney

/s/ Michael E. McBryan	Director and Executive Vice President	February 24, 2017
Michael E. McBryan

/s/ John M. Briggs	Director	February 24, 2017
John M. Briggs

/s/ Robert L. Frome	Director	February 24, 2017
Robert L. Frome

/s/ Diane S. Casey	Director	February 24, 2017
Diane S. Casey

/s/ Robert J. Moss	Director	February 24, 2017
Robert J. Moss

/s/ Dino D. Ottaviano	Director	February 24, 2017
Dino D. Ottaviano

/s/ John J. McFadden	Director	February 24, 2017
John J. McFadden

/s/ Jude Visconto	Director	February 24, 2017
Jude Visconto