Form 10-Q
period 2017-03-31
HEALTHCARE SERVICES GROUP INC
filed 2017-04-28
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number: 0-12015

 HEALTHCARE SERVICES GROUP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2018365
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

3220 Tillman Drive, Suite 300, Bensalem, PA	19020
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(215) 639-4274

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☑    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☑    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)

		Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  ☐    NO  ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $.01 par value: 72,989,000 shares outstanding as of April 26, 2017.

Healthcare Services Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2017

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report and documents incorporated by reference into this report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; credit and collection risks associated with this industry; having several clients who individually contributed over 4.0%, with one as high as 9.9%, of our total consolidated revenues for the three months ended March 31, 2017; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor related matters such as minimum wage increases; continued realization of tax benefits arising from our corporate reorganization and self-funded health insurance program; risks associated with the reorganization of our corporate structure; and the risk factors described in Part I of our Form 10-K for the fiscal year ended December 31, 2016 under “Government Regulation of Clients,” “Competition” and “Service Agreements and Collections,” and under Item IA. “Risk Factors.”

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Healthcare Services Group, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$48,230	$23,853
Marketable securities, at fair value	68,260	67,730
Accounts and notes receivable, less allowance for doubtful accounts of $7,698 as of March 31, 2017 and $6,911 as of December 31, 2016	281,113	271,276
Inventories and supplies	37,294	37,800
Prepaid expenses and other assets	16,824	13,965
Total current assets	451,721	414,624
Property and equipment, net	13,397	13,455
Goodwill	44,438	44,438
Other intangible assets, less accumulated amortization of $15,279 as of March 31, 2017 and $14,672 as of December 31, 2016	13,802	14,409
Notes receivable — long term portion	7,056	7,531
Deferred compensation funding, at fair value	25,082	24,119
Deferred income taxes	9,564	9,822
Other noncurrent assets	48	48
Total Assets	$565,108	$528,446

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$47,952	$42,912
Accrued payroll, accrued and withheld payroll taxes	34,334	22,303
Other accrued expenses	3,118	4,397
Income taxes payable	8,403	7,686
Accrued insurance claims	23,857	23,573
Total current liabilities	117,664	100,871
Accrued insurance claims — long term portion	64,581	64,080
Deferred compensation liability	26,386	24,653
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000 shares authorized; 74,423 and 74,204 shares issued, and 72,882 and 72,601 shares outstanding as of March 31, 2017 and December 31, 2016, respectively	744	742
Additional paid-in capital	226,075	217,664
Retained earnings	139,333	130,940
Accumulated other comprehensive income (loss), net of taxes	160	(319)
Common stock in treasury, at cost, 1,541 shares as of March 31, 2017 and 1,603 shares as of December 31, 2016	(9,835)	(10,185)
Total stockholders’ equity	$356,477	$338,842
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$565,108	$528,446

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues	$404,490	$384,807
Operating costs and expenses:
Costs of services provided	345,570	330,044
Selling, general and administrative expense	28,210	25,346
Other income, net:
Investment and interest	1,569	187
Income before income taxes	32,279	29,604
Income tax provision	10,262	10,978
Net income	$22,017	$18,626

Per share data:
Basic earnings per common share	$0.30	$0.26
Diluted earnings per common share	$0.30	$0.26

Weighted average number of common shares outstanding:
Basic	73,074	72,364
Diluted	73,946	73,014

Comprehensive income:
Net income	$22,017	$18,626
Other comprehensive income:
Unrealized gain on available for sale marketable securities, net of taxes	479	555
Total comprehensive income	$22,496	$19,181

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$22,017	$18,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,886	1,965
Bad debt provision	1,050	1,100
Deferred income tax expense	—	3,395
Stock-based compensation expense, net of tax benefit from equity compensation plans (1)	445	609
Amortization of premium on marketable securities	343	318
Unrealized (gain) loss on deferred compensation fund investments	(1,209)	278
Changes in operating assets and liabilities:
Accounts and notes receivable	(10,887)	(22,899)
Inventories and supplies	506	(1,619)
Prepaid expenses and other assets	(2,859)	(3,277)
Notes receivable - long term	475	—
Deferred compensation funding	246	(268)
Accounts payable and other accrued expenses	3,639	(4,100)
Accrued payroll, accrued and withheld payroll taxes	15,299	18,070
Income taxes payable (1)	1,852	(3,618)
Accrued insurance claims	784	1,009
Deferred compensation liability	1,059	100
Net cash provided by operating activities	34,646	9,689

Cash flows from investing activities:
Disposals of fixed assets	104	114
Additions to property and equipment	(1,325)	(1,459)
Purchases of marketable securities	(7,858)	(4,966)
Sales of marketable securities	7,723	2,640
Net cash used in investing activities	(1,356)	(3,671)

Cash flows from financing activities:
Dividends paid	(13,624)	(13,158)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	24	28
Tax benefit from equity compensation plans (1)	—	509
Proceeds from the exercise of stock options	4,687	2,534
Net cash used in financing activities	(8,913)	(10,087)

Net change in cash and cash equivalents	24,377	(4,069)
Cash and cash equivalents at beginning of the period	23,853	33,189
Cash and cash equivalents at end of the period	$48,230	$29,120

Supplementary Cash Flow Information:
Cash paid for interest	$204	$155
Cash paid for income taxes, net of refunds	$9,544	$11,201

(1) The Company adopted the provisions of ASU 2016-09 prospectively, and as such the amounts reflected for the three months ended March 31, 2016 have not been adjusted.

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statement of Stockholders’ Equity
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2016	74,204	$742	$217,664	$(319)	$130,940	$(10,185)	$338,842
Comprehensive income:
Net income for the period					22,017		22,017
Unrealized gain on available for sale marketable securities, net of taxes				479			479
Comprehensive income							22,496
Exercise of stock options and other stock-based compensation, net of shares tendered for payment	219	2	4,685				4,687
Share-based compensation expense — stock options, restricted stock and restricted stock units			1,459				1,459
Treasury shares issued for Deferred Compensation Plan funding and redemptions			495			7	502
Shares issued pursuant to Employee Stock Plan			1,752			339	2,091
Cash dividends					(13,624)		(13,624)
Shares issued pursuant to Dividend Reinvestment Plans			20			4	24
Balance — March 31, 2017	74,423	$744	$226,075	$160	$139,333	$(9,835)	$356,477

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

Housekeeping consists of managing our clients’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of a client’s facility, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at a client facility.

Dietary consists of managing our clients’ dietary departments which are principally responsible for food purchasing, meal preparation and dietitian professional services, which includes the development of menus that meets residents’ dietary needs.

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows. However, in our opinion, all adjustments which are of a normal recurring nature and are necessary for a fair presentation have been reflected in these consolidated financial statements. The balance sheet shown in this report as of December 31, 2016 has been derived from, and does not include, all of the disclosures contained in the financial statements for the year ended December 31, 2016. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any future period.

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

Earnings per Common Share

Basic earnings per common share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share are calculated using the weighted-average number of common shares outstanding and dilutive common shares, such as those issuable upon exercise of stock options and upon the vesting of restricted stock and restricted stock units.

Share-Based Compensation

We estimate the fair value of share-based awards on the date of grant using the Black-Scholes valuation model for stock options and using the share price on the date of grant for restricted stock and restricted stock units. The value of the award is recognized ratably as an expense in the Company’s Consolidated Statements of Comprehensive Income over the requisite service periods, with adjustments made for forfeitures as they occur.

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

Concentrations of Credit Risk

Our financial instruments that are subject to concentrations of credit risk are cash and cash equivalents, marketable securities, deferred compensation funding and accounts and notes receivable. We define our marketable securities as fixed income investments which are highly liquid and can be readily purchased or sold through established markets. At March 31, 2017 and December 31, 2016, substantially all of our cash and cash equivalents and marketable securities were held in one large financial institution located in the United States.

Our clients are concentrated in the health care industry and are primarily providers of long-term care. Many of our clients’ revenues are highly reliant on Medicare, Medicaid and third party payors’ reimbursement funding rates. New legislation or changes in existing regulations could be made which could directly impact the governmental reimbursement programs in which our clients participate. As a result, we may not know the full effects of such programs until these laws are fully implemented and governmental agencies issue applicable regulations or guidance.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 is intended to simplify several aspects of the accounting for share-based payments. The Company adopted the standard beginning January 1, 2017. The impacts of adopting the standard have included the recognition of excess tax benefits related to share-based payments as a component of income tax expense, as opposed to additional paid-in capital; an amendment to the calculation of diluted earnings per share to exclude windfall tax benefits from assumed proceeds when calculating diluted shares outstanding; as well as accounting for forfeitures of share-based awards as they occur, as opposed to reserving for estimated forfeitures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business. The guidance changes the definition of a business to assist entities in evaluating whether a set of transferred assets and activities constitutes a business under Topic 805. The guidance is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company plans to adopt the standard effective January 1, 2018.

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
The following table provides a summary of the changes in accumulated other comprehensive income for the three months ended March 31, 2017 and 2016:

	Unrealized Gains (Losses) on Available for Sale Securities (1)
	Three Months Ended March 31,
	2017	2016
	(in thousands)
Accumulated other comprehensive income (loss) — beginning balance	$(319)	$543
Other comprehensive income before reclassifications	446	594
Amounts reclassified from accumulated other comprehensive income (loss)(2)	33	(39)
Net current period change in other comprehensive income (3)	479	555
Accumulated other comprehensive income — ending balance	$160	$1,098

(1)	All amounts are net of tax.

(2)
Realized gains and losses are recorded pre-tax under “Other income - Investment and interest” in our Consolidated Statements of Comprehensive Income. For the three months ended March 31, 2017 and 2016, the Company recorded $48 thousand and $62 thousand of realized losses and gains, respectively, from the sale of available for sale securities. Refer to Note 5 herein for further information.

(3)	For the three months ended March 31, 2017 and 2016, these changes in other comprehensive income were net of tax effects of $0.3 million, respectively.

Note 3—Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded over the estimated useful life of each class of depreciable assets, and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

The following table sets forth the amounts of property and equipment by each class of depreciable assets as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(in thousands)
Housekeeping and Dietary equipment	$21,431	$21,136
Computer hardware and software	11,977	11,750
Other (1)	1,133	1,133
Total property and equipment, at cost	34,541	34,019
Less accumulated depreciation	21,144	20,564
Total property and equipment, net	$13,397	$13,455

(1)	Includes furniture and fixtures, leasehold improvements and autos and trucks.

Depreciation expense for the three months ended March 31, 2017 and 2016 was $1.3 million and $1.2 million, respectively.

Note 4—Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets of an acquired business. Goodwill is not amortized, but is evaluated for impairment on an annual basis, or more frequently if impairment indicators arise.

Goodwill by reportable operating segment, as described in Note 10 herein, was approximately $42.3 million and $2.1 million for Housekeeping and Dietary, respectively, as of both March 31, 2017 and December 31, 2016.

Intangible Assets

Our intangible assets were acquired through acquisitions and are recorded at their fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful lives. The customer relationships have a weighted-average amortization period of 9.7 years.

The following table sets forth the amounts of our identifiable intangible assets subject to amortization:

	March 31, 2017	December 31, 2016
	(in thousands)
Customer relationships	$29,081	$29,081
Total other intangibles, gross	29,081	29,081
Less accumulated amortization	15,279	14,672
Other intangibles, net	$13,802	$14,409

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remainder of 2017, the following five fiscal years and thereafter:

Period/Year	Total Amortization Expense
(in thousands)
April 1 to December 31, 2017	$1,820
2018	$2,328
2019	$2,130
2020	$2,130
2021	$2,130
2022	$2,130
Thereafter	$1,134

Amortization expense for the three months ended March 31, 2017 and 2016 was $0.6 million and $0.8 million, respectively.

Note 5—Fair Value Measurements

The Company’s current assets (other than marketable securities and inventories) and current liabilities are financial instruments and most of these items are recorded at cost in the Consolidated Balance Sheets. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature. Our financial assets that are measured at fair value on a recurring basis are our marketable securities and our deferred compensation funding. We believe the recorded values of all of our financial instruments approximate their current fair values because of their nature, stated interest rates and respective maturity dates or durations.

The Company’s marketable securities consist of tax-exempt municipal bonds, which we classify as available-for-sale and which are reported at fair value. Unrealized gains and losses associated with these investments are included in other comprehensive income (net of tax) within our Consolidated Statements of Comprehensive Income. The fair value of these marketable securities is classified within Level 2 of the fair value hierarchy, as these securities are measured using quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable. Such valuations are determined by a third-party pricing service. For the three months ended March 31, 2017, we recorded unrealized gains on marketable securities of $0.5 million and for the three months ended March 31, 2016, we recorded unrealized gains on marketable securities of $0.6 million.

For the three months ended March 31, 2017 and 2016, we received total proceeds, less the amount of interest received, of $7.5 million and $2.0 million, respectively, from sales of available-for-sale municipal bonds. For the three months ended March 31, 2017, these sales resulted in realized losses of $48 thousand which were recorded in “Other income, net – Investment and interest”

in our Consolidated Statements of Comprehensive Income. The basis for the sale of these securities was the specific identification of each bond sold during the period. For the three months ended March 31, 2016, there were $62 thousand in realized gains.

The investments under the funded deferred compensation plan are accounted for as trading securities and unrealized gains or losses are included in earnings. The fair value of these investments are determined based on quoted market prices (Level 1).
The following tables provide fair value measurement information for our marketable securities and deferred compensation fund investments as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available for sale	$68,260	$68,260	$—	$68,260	$—

Deferred compensation fund
Money Market (1)	$2,903	$2,903	$—	$2,903	$—
Balanced and Lifestyle	7,420	7,420	7,420	—	—
Large Cap Growth	6,226	6,226	6,226	—	—
Small Cap Growth	2,983	2,983	2,983	—	—
Fixed Income	2,799	2,799	2,799	—	—
International	1,237	1,237	1,237	—	—
Mid Cap Growth	1,514	1,514	1,514	—	—
Deferred compensation fund	$25,082	$25,082	$22,179	$2,903	$—

	As of December 31, 2016
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available for sale	$67,730	$67,730	$—	$67,730	$—

Deferred compensation fund
Money Market (1)	$3,147	$3,147	$—	$3,147	$—
Balanced and Lifestyle	7,162	7,162	7,162	—	—
Large Cap Growth	5,583	5,583	5,583	—	—
Small Cap Growth	2,933	2,933	2,933	—	—
Fixed Income	2,752	2,752	2,752	—	—
International	1,132	1,132	1,132	—	—
Mid Cap Growth	1,410	1,410	1,410	—	—
Deferred compensation fund	$24,119	$24,119	$20,972	$3,147	$—

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-than-temporary Impairments
	(in thousands)
March 31, 2017
Type of security:
Municipal bonds — available for sale	$68,013	$477	$(230)	$68,260	$—
Total debt securities	$68,013	$477	$(230)	$68,260	$—

December 31, 2016
Type of security:
Municipal bonds — available for sale	$68,220	$178	$(668)	$67,730	$—
Total debt securities	$68,220	$178	$(668)	$67,730	$—

The following table summarizes the contractual maturities of debt securities held at March 31, 2017 and December 31, 2016, which are classified as marketable securities in the Consolidated Balance Sheets:

	Municipal Bonds — Available for Sale
Contractual maturity:	March 31, 2017	December 31, 2016
	(in thousands)
Maturing in one year or less	$784	$973
Maturing in second year through fifth year	18,021	28,671
Maturing in sixth year through tenth year	24,076	21,651
Maturing after ten years	25,379	16,435
Total debt securities	$68,260	$67,730

Note 6— Share-Based Compensation

A summary of stock-based compensation expense for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Stock options	$1,172	$878
Restricted stock and restricted stock units	287	135
Employee Stock Purchase Plan	121	105
Total pre-tax stock-based compensation expense charged against income (1)	$1,580	$1,118

(1)	Stock-based compensation expense is recorded in selling, general and administrative expense in our Consolidated Statements of Comprehensive Income.

At March 31, 2017, the unrecognized compensation cost related to unvested stock options and awards was $15.2 million. The weighted average period over which these awards will vest is approximately 3.5 years.

2012 Equity Incentive Plan

The Company’s 2012 Equity Incentive Plan (the “Plan”) provides that current or prospective officers, employees, non-employee directors and advisors can receive share-based awards such as stock options, restricted stock, restricted stock units and other stock awards. The Plan seeks to promote the highest level of performance by providing an economic interest in the long-term success of the Company.

As of March 31, 2017, 3.7 million shares of common stock were reserved for issuance under the Plan, including 0.7 million shares available for future grant. No stock award will have a term in excess of ten years. All awards granted under the Plan become vested and exercisable ratably over a five year period on each yearly anniversary of the grant date.

The Nominating, Compensation and Stock Option Committee of the Board of Directors is responsible for determining the terms of the grants in accordance with the Plan.

Stock Options

A summary of our stock options outstanding under the Plan as of December 31, 2016 and changes during the three months ended March 31, 2017 is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price
	(in thousands)
December 31, 2016	2,615	$24.61
Granted	544	$39.38
Cancelled	(39)	$33.82
Exercised	(201)	$23.31
March 31, 2017	2,919	$27.33

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2017 and 2016 was $8.52 and $7.46 per common share, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2017 and 2016 was $3.5 million and $1.7 million, respectively.

The fair value of stock option awards granted in 2017 and 2016 was estimated on the date of grant using the Black-Scholes option valuation model using the following assumptions:

	Three Months Ended
	2017	2016
Risk-free interest rate	2.0%	2.0%
Weighted average expected life (years)	5.8 years	5.8 years
Expected volatility	25.1%	26.0%
Dividend yield	1.9%	2.0%

The following table summarizes other information about our stock options at March 31, 2017:

March 31, 2017
(in thousands, except per share data)
Outstanding:
Aggregate intrinsic value	$46,007
Weighted average remaining contractual life (years)	6.7 years
Exercisable:
Number of options	1,437
Weighted average exercise price	$20.50
Aggregate intrinsic value	$32,464
Weighted average remaining contractual life (years)	4.8 years

Restricted Stock

During the three months ended March 31, 2017, the Company did not grant shares of restricted stock. During the three months ended March 31, 2016, the Company granted 44 thousand shares of restricted stock with a weighted average grant date fair value of $34.14 per share. Fair value is determined based on the market price of the shares on the date of grant.

A summary of our outstanding restricted stock awards as of December 31, 2016 and changes during the three months ended March 31, 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2016	74	$32.09
Granted	—	$—
Vested	(18)	$31.41
Forfeited	—	$—
March 31, 2017	56	$32.30

Restricted Stock Units

During the three months ended March 31, 2017, the Company granted 81 thousand restricted stock units with a weighted average grant date fair value of $39.38 per share. Fair value is determined based on the market price of the shares on the date of grant. During the three months ended March 31, 2016, there were no grants of restricted stock units.

A summary of our outstanding restricted stock units as of December 31, 2016 and changes during the three months ended March 31, 2017 is as follows:

	Units	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2016	—	$—
Granted	81	$39.38
Vested	—	$—
Forfeited	—	$—
March 31, 2017	81	$39.38

Employee Stock Purchase Plan

The Company offers an Employee Stock Purchase Plan (“ESPP”) to all eligible employees. The ESPP was scheduled to expire after 2016, however the Board of Directors extended the program for an additional five offerings through 2021. All full-time and certain part-time employees who have completed two years of continuous service with us are eligible to participate. Annual offerings commence and terminate on the respective year’s first and last calendar day.

Under the ESPP, the Company is authorized to issue up to 4.1 million shares of our common stock to our employees. Pursuant to such authorization, there are 2.3 million shares available for future grant at March 31, 2017.

The stock-based compensation expense associated with the options granted in 2017 and 2016 under our ESPP was estimated on the date of grant using the Black-Scholes option valuation model using the following assumptions:

	Three Months Ended March 31,
	2017	2016
Risk-free interest rate	1.05%	0.58%
Weighted average expected life (years)	1.0	1.0
Expected volatility	21.2%	19.7%
Dividend yield	1.9%	2.0%

Deferred Compensation Plan

The Company offers a Supplemental Executive Retirement Plan (“SERP”) for certain key executives and employees. The SERP allows participants to defer a portion of their earned income on a pre-tax basis and as of the last day of each plan year, each participant will be credited with a match up to a portion of their deferral in the form of our Common Stock based on the then-current market value. Under the SERP, we are authorized to issue 1.0 million shares of our common stock to our employees. Pursuant to such authorization, we have 0.4 million shares available for future grant at March 31, 2017. At the time of issuance, such shares are accounted for at cost as treasury stock.

The following table summarizes information about our SERP during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
SERP expense (1)	$160	$164
Unrealized gain (loss) recorded in SERP liability account	$1,161	$(328)

(1) Both the SERP match and the deferrals are included in the selling, general and administrative caption in our consolidated statements of comprehensive income.

Note 7— Dividends

During the three months ended March 31, 2017, we paid regular quarterly cash dividends totaling approximately $13.6 million as follows:

Three Months Ended March 31, 2017
(in thousands, except per share amounts)
Cash dividends paid per common share	$0.18625
Total cash dividends paid	$13,624
Record date	February 17, 2017
Payment date	March 24, 2017

Additionally, on April 11, 2017, our Board of Directors declared a regular quarterly cash dividend of $0.1875 per common share, which will be paid on June 23, 2017, to shareholders of record as of the close of business on May 19, 2017.

Cash dividends declared on our outstanding weighted average number of basic common shares for the periods presented were as follows:

	Three Months Ended March 31,
	2017	2016
Cash dividends declared per common share	$0.18750	$0.18250

Note 8— Income Taxes

The 2017 estimated annual effective tax rate is expected to be approximately 35%. Differences between the effective tax rate and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes, share-based compensation and tax credits available to the Company. The actual 2017 effective tax rate will likely vary from the estimate depending on the availability of tax credits. and the exercises of stock options and vesting of share-based awards. Due to the adoption of ASU 2016-09, the tax effects of option exercises or vested awards should be treated as discrete items in the reporting period in which they occur, and therefore cannot be considered in the calculation of the estimated annual effective tax rate.

We account for income taxes using the asset and liability method, which results in recognizing income tax expense based on the amount of income taxes payable or refundable for the current year. Additionally, we evaluate regularly the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2013 through 2016 (with regard to U.S. federal income tax returns) and December 31, 2012 through 2016 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2017.

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

Note 9—Related Party Transactions

A director is a member of a law firm retained by us. In each of the three months ended March 31, 2017 and 2016, fees received from us by such firm did not exceed $120,000. Additionally, such fees did not exceed, in either period, 5% of such firm’s or the Company’s revenues.

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

The Company’s accounting policies for the segments are generally the same as described in the Company’s significant accounting policies. Differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles. There are certain inventories and supplies that are primarily expensed when incurred within the operating segments, while they are capitalized in the consolidated financial statements. As discussed, most corporate expenses are not allocated to the operating segments. Such expenses include corporate salary and benefit costs, certain legal costs, information technology costs, depreciation, amortization of finite lived intangible assets, share based compensation costs and other corporate-specific costs. Additionally, there are allocations for workers’ compensation and general liability expense within the operating segments that differ from our actual expense recorded for U.S. GAAP. Segment amounts disclosed are prior to any elimination entries made in consolidation.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Revenues
Housekeeping services	$243,423	$238,279
Dietary services	161,067	146,528
Total	$404,490	$384,807

Income before income taxes
Housekeeping services	$23,202	$22,500
Dietary services	10,225	9,148
Corporate and eliminations (1)	(1,148)	(2,044)
Total	$32,279	$29,604

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

Note 11— Earnings Per Common Share

Basic and diluted earnings per common share are computed by dividing net income by the weighted-average number of basic and diluted common shares outstanding, respectively. The weighted-average number of diluted common shares includes the impact of dilutive securities, including unvested, unexercised stock options and unvested restricted stock and restricted stock units. The table below reconciles the weighted-average basic and diluted common shares outstanding:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Weighted average number of common shares outstanding - basic	73,074	72,364
Effect of dilutive securities (1)	872	650
Weighted average number of common shares outstanding - diluted	73,946	73,014

(1)
Certain outstanding stock option awards are anti-dilutive and were therefore excluded from the calculation of the weighted average number of diluted common shares outstanding. During the three months ended March 31, 2017, options to purchase 0.5 million shares having a weighted average exercise price of $39.38 per share were excluded. During the three months ended March 31, 2016, options to purchase 1.0 million shares having a weighted average exercise price of $32.45 per share were excluded.

Note 12— Other Contingencies

Line of Credit

We have a $200 million bank line of credit on which we may draw to meet short-term liquidity requirements. Amounts drawn under the line of credit are payable upon demand. At March 31, 2017, there were no borrowings under the line of credit. At March 31, 2017, we also had outstanding a $67.2 million irrevocable standby letter of credit, which relates to payment obligations under our insurance programs. In connection with the issuance of the letter of credit, the amount available under the line of credit was reduced by $67.2 million to $132.8 million at March 31, 2017. The letter of credit was increased to $70.7 million on April 3, 2017. The line of credit requires us to satisfy one financial covenant. We are in compliance with our financial covenant at March 31, 2017 and expect to remain in compliance with such financial covenant. The line of credit expires on December 18, 2018.

Tax Jurisdictions and Matters

We provide our services throughout the continental United States and are subject to numerous local taxing jurisdictions within those states. In the ordinary course of business, a jurisdiction may contest our reporting positions with respect to the application of its tax code to our services. A jurisdiction’s conflicting position on the taxability of our services could result in additional tax liabilities.

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

Legal Proceedings

We are subject to various claims and legal actions in the ordinary course of business. Some of these matters include payroll and employee-related matters and examinations by governmental agencies. As we become aware of such claims and legal actions, we record accruals for any exposures that are probable and estimable. If adverse outcomes of such claims and legal actions are reasonably possible, we assess materiality and provide such financial disclosure, as appropriate. The Company believes it is not a party to, nor are any of its properties the subject of, any pending legal proceeding or governmental examination that would have a material adverse effect on the Company’s consolidated financial condition or liquidity.

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

Note 13—Subsequent Events

The Company has entered into new service agreements with expected annualized revenues of over $160 million, to begin during the second quarter of 2017. The recent expansion consists of multiple customer groups including one national, multi-state provider, with whom the Company has an existing contractual relationship, that makes up a substantial portion of the aforementioned growth. In conjunction with said customer expansion, the Company acquired certain dietary-related assets, including inventory, and intellectual property.

We evaluated all subsequent events through the filing date of this Form 10-Q. We believe there were no other events or transactions occurring during this subsequent reporting period which require recognition or additional disclosure in these financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of March 31, 2017 and December 31, 2016 and the notes accompanying those financial statements.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to over 3,500 facilities throughout the continental United States as of March 31, 2017. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, our clients are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

We provide our services primarily pursuant to full service agreements with our clients. In such agreements, we are responsible for the management of the department serviced, employing Housekeeping or Dietary personnel located at our clients’ facilities and providing certain supplies. We also provide services on the basis of management-only agreements for a limited number of clients. Our agreements with clients typically provide for renewable one year service terms, cancelable by either party upon 30 to 90 days’ notice after the initial period of 60 to 120 days.

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

Dietary consists of managing the client’s dietary department which is principally responsible for food purchasing, meal preparation and providing dietitian professional services, which includes the development of menus that meet residents’ dietary needs.

At March 31, 2017, Housekeeping services were provided at essentially all of our more than 3,500 client facilities, generating approximately 60.2% or $243.4 million of total revenues for the three months ended March 31, 2017. Dietary services were provided to over 1,000 client facilities at March 31, 2017 and contributed approximately 39.8% or $161.1 million of total revenues for the three months ended March 31, 2017.

Subject to the factors noted in the Cautionary Statement Regarding Forward Looking Statements included in this Quarterly Report on Form 10-Q, although there can be no assurance thereof, we expect our consolidated revenues for the remainder of 2017 to continue to improve compared to historical ranges. We expect that Dietary revenues will continue to grow as a percentage of consolidated revenue and such growth is expected to come from our current Housekeeping client base. Growth in Housekeeping is expected to primarily come from obtaining new clients. Furthermore, we expect the sources of organic growth for the remainder of 2017 for the respective operating segments to be primarily the same as historically experienced.

Three Months Ended March 31, 2017 and 2016

The following table sets forth the first quarter 2017 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, compared to first quarter 2016 amounts. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles.

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands)
Revenues
Housekeeping services	$243,423	$238,279	2.2%
Dietary services	161,067	146,528	9.9%
Consolidated	$404,490	$384,807	5.1%

Costs of Services Provided
Housekeeping services	$220,221	$215,779	2.1%
Dietary services	150,842	137,380	9.8%
Corporate and eliminations	(25,493)	(23,115)	10.3%
Consolidated	$345,570	$330,044	4.7%

Selling, general and administrative expense
Corporate and eliminations	$28,210	$25,346	11.3%

Investment and interest income
Corporate and eliminations	$1,569	$187	739.0%

Income (loss) before income taxes
Housekeeping services	$23,202	$22,500	3.1%
Dietary services	10,225	9,148	11.8%
Corporate and eliminations	(1,148)	(2,044)	(43.8)%
Consolidated	$32,279	$29,604	9.0%

Housekeeping, our largest and core reportable segment, represented approximately 60.2% of consolidated revenues for the first quarter 2017. Dietary revenues represented approximately 39.8% of consolidated revenues for the first quarter 2017.

The following table sets forth the ratio which certain items bear to consolidated revenues:

	Three Months Ended March 31,
	2017	2016
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	85.4%	85.8%
Selling, general and administrative expense	7.0%	6.6%
Investment and interest income	0.4%	0.0%
Income before income taxes	8.0%	7.6%
Income taxes	2.5%	2.9%
Net income	5.5%	4.7%

Revenues

Consolidated

Consolidated revenues increased 5.1% to $404.5 million in the first quarter 2017 compared to $384.8 million in the first quarter 2016, as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping’s 2.2% net growth in reportable segment revenues resulted from service agreements entered into with new clients.

Dietary’s 9.9% net growth in reportable segment revenues resulted primarily from providing this service to a greater number of existing Housekeeping clients.

Costs of Services Provided

Consolidated

Consolidated costs of services increased 4.7% to $345.6 million in the first quarter 2017 compared to $330.0 million in the first quarter 2016. The increase in costs of services is a direct result of growth in our consolidated revenues. Certain significant components within our costs of services are subject to fluctuation with the changes in our business and client base. The increase during 2017 compared to 2016 relates primarily to labor and other labor related costs. Historically, labor and other labor related costs, as well as self insurance costs, accounted for approximately 96% to 98% of consolidated costs of services.

As a percentage of consolidated revenues, cost of services decreased to 85.4% in the first quarter 2017 from 85.8% in the first quarter 2016. The following table provides a comparison of the key indicators we consider when managing the consolidated cost of services provided:

	Three Months Ended March 31,
Costs of Services Provided-Key Indicators as a % of Consolidated Revenue	2017	2016	Change
Bad debt provision	0.3%	0.3%	—%
Workers’ compensation and general liability insurance	2.6%	3.1%	(0.5)%

The decrease in workers’ compensation and general liability insurance expense as a percentage of consolidated revenue is primarily the result of the Company’s ongoing initiatives to promote safety and accident prevention in the workplace, as well as proactive management of workers’ compensation claims, which positively impact our claims experience.

Reportable Segments

Cost of services provided for Housekeeping, as a percentage of Housekeeping revenues for the first quarter 2017, decreased to 90.5% from 90.6% in the first quarter 2016. Cost of services provided for Dietary, as a percentage of Dietary revenues for the first quarter 2017, decreased to 93.7% from 93.8% in the first quarter 2016.

The following table provides a comparison of the key indicators we consider when managing cost of services at the segment level, as a percentage of the respective segment’s revenues:

	Three Months Ended March 31,
Costs of Services Provided-Key Indicators as a % of Segment Revenue	2017	2016	Change
Housekeeping labor and other labor costs	80.1%	79.5%	0.6%
Housekeeping supplies	8.0%	7.9%	0.1%
Dietary labor and other labor costs	54.3%	52.8%	1.5%
Dietary supplies	37.1%	38.0%	(0.9)%

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

Selling, General and Administrative Expense

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(in thousands)
Selling, general and administrative expense excluding deferred compensation change (1)	$27,049	$25,674	$1,375	5.4%
Gain / (loss) on deferred compensation plan investments (2)	1,161	(328)	1,489	(454.0)%
Selling, general and administrative expense	$28,210	$25,346	$2,864	11.3%

(1)	Selling, general and administrative expense excluding the change in the market value of the deferred compensation fund.

(2)
Gains on the deferred compensation plan investments are reflected as increases to selling, general and administrative expense, as such gains also increase the amount of the deferred compensation liability. Losses on the deferred compensation plan investments are reflected as decreases to selling, general and administrative expense, as such losses also decrease the amount of the deferred compensation liability.

Excluding the change in the deferred compensation plan, consolidated selling, general and administrative expense increased $1.4 million or 5.4% compared to the first quarter 2016, related primarily to growth. The increase in selling, general and administrative expense related to the deferred compensation plan is a result of gains on the plan investments that increased the value of our deferred compensation liability.

Consolidated Investment and Interest Income

Investment and interest income, as a percentage of consolidated revenues, increased to 0.4% for the three months ended March 31, 2017 compared to the corresponding 2016 period, primarily due to favorable market fluctuations in the value of our investments.

Consolidated Income Taxes

For the first quarter 2017, our effective tax rate was 31.8%, versus 37.1% for the same period in 2016. In the first quarter 2017, the Company adopted ASU 2016-09, under which excess tax benefits related to share-based payments were recognized as a component of income tax expense, as opposed to additional paid-in capital, resulting in a decrease in the first quarter 2017 income tax expense. Differences between the effective tax rate and the applicable U.S. federal statutory rate generally arise primarily from the effect of state and local income taxes, share-based compensation and tax credits available to the Company.

Liquidity and Capital Resources

Cash generated through operations is our primary source of liquidity. At March 31, 2017, we had cash, cash equivalents and marketable securities of $116.5 million and working capital of $334.1 million, compared to December 31, 2016 cash, cash equivalents and marketable securities of $91.6 million and working capital of $313.8 million. The increase in working capital is driven by the timing of payments and cash receipts as of March 31, 2017 as compared with December 31, 2016. As of March 31, 2017, we had an unused line of credit of $132.8 million. Our current ratio was 3.8 to 1 at March 31, 2017 versus 4.1 to 1 at December 31, 2016.

For the three months ended March 31, 2017 and the three months ended March 31, 2016, our cash flows were as follows:

	March 31, 2017	March 31, 2016
	(in thousands)
Net cash provided by operating activities	$34,646	$9,689
Net cash used in investing activities	$(1,356)	$(3,671)
Net cash used in financing activities	$(8,913)	$(10,087)

Operating Activities

Our primary sources of cash from operating activities are the revenues generated from our Housekeeping and Dietary services. Our primary uses of cash for operating activities are the funding of our payroll and other personnel-related costs, as well as the costs of supplies used in providing our services. The timing of cash receipts and cash payments are the primary drivers of the period-over-period changes in net cash provided by operating activities.

Investing Activities

The principal uses of cash for investing activities are the purchases of marketable securities and capital expenditures such as those for housekeeping and food service equipment, computer software and equipment, and furniture and fixtures (see “Capital Expenditures” below for additional information). Such uses of cash are partially offset by proceeds from sales of marketable securities.

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

Financing Activities

The primary use of cash for financing activities is the payment of dividends. We have paid regular quarterly cash dividends since the second quarter of 2003. During 2017, we paid to shareholders regular quarterly cash dividends totaling $13.6 million as follows.

March 31, 2017
(in thousands, except per share data)
Cash dividends paid per common share	$0.18625
Total cash dividends paid	$13,624
Record date	February 17, 2017
Payment date	March 24, 2017

The dividends paid to shareholders during the three months ended March 31, 2017 were funded by the existing cash, cash equivalents and marketable securities held by the Company. Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. Partially offsetting the cash used to pay dividends are the proceeds received from the exercise of stock options by employees and directors.

Line of Credit

We have a $200 million bank line of credit on which we may draw to meet short-term liquidity requirements. Amounts drawn under the line of credit are payable upon demand. At March 31, 2017, there were no borrowings under the line of credit. At March 31, 2017, we also had outstanding a $67.2 million irrevocable standby letter of credit, which relates to payment obligations under our insurance programs. In connection with the issuance of the letter of credit, the amount available under the line of credit was reduced by $67.2 million to $132.8 million at March 31, 2017. The letter of credit was increased to $70.7 million on April 3, 2017.

The line of credit requires us to satisfy one financial covenant. The covenant and its respective status at March 31, 2017 was as follows:

Covenant Description and Requirement	As of March 31, 2017
Funded debt (1) to EBITDA(2) ratio: less than 3.00 to 1.00	0.51

(1)	All indebtedness for borrowed money, including but not limited to, capitalized lease obligations, reimbursement obligations in respect of letters of credit and guaranties of any such indebtedness.

(2)	Net income plus interest expense, income tax expense, depreciation, amortization and extraordinary non-recurring losses/gains.

As noted above, we were in compliance with our financial covenant at March 31, 2017 and we expect to remain in compliance. The line of credit expires on December 18, 2018.

Accounts and Notes Receivable

We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to their program participants. Whenever possible, when a client falls behind in making agreed-upon payments to us, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At March 31, 2017 and December 31, 2016, we had $18.4 million and $19.2 million, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructurings may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

We have had varying collections experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $1.1 million for the three months ended March 31, 2017 and 2016. As a percentage of total revenues, these provisions represent approximately 0.3% for both periods. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping and food service equipment purchases, laundry and linen equipment installations, computer hardware and software, and furniture and fixtures. Although we have no specific material commitments for capital expenditures through the end of calendar year 2017, we estimate that for 2017 we will have capital expenditures of approximately $4.5 million to $6.0 million. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would seek to obtain necessary capital from such sources as long-term debt or equity financing.

Material Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, other than our irrevocable standby letter of credit previously discussed.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2017, we had $116.5 million in cash, cash equivalents and marketable securities. The fair values of all of our cash equivalents and marketable securities is determined based on “Level 1” or “Level 2” inputs, which are based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Based on their evaluation as of March 31, 2017, pursuant to Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act
13a-15(e)) are effective.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by our management, including our Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended March 31, 2017 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There has been no material change in the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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
101
The following financial information from the Company’s Form 10-Q for the quarterly period ended March 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE SERVICES GROUP, INC.

Date:	April 28, 2017	/s/ Theodore Wahl
Theodore Wahl
President & Chief Executive Officer
(Principal Executive Officer)

Date:	April 28, 2017	/s/ John C. Shea
John C. Shea
Chief Financial Officer
(Principal Financial and Accounting Officer)