Form 10-Q
period 2017-06-30
HEALTHCARE SERVICES GROUP INC
filed 2017-07-28
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $.01 par value: 73,185,000 shares outstanding as of July 26, 2017.

Healthcare Services Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2017

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report and documents incorporated by reference into this report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; having one client which accounted for approximately 13% and another client which accounted for approximately 9% of our total consolidated revenues for the six months ended June 30, 2017; credit and collection risks associated with this industry; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor related matters such as minimum wage increases; continued realization of tax benefits arising from our corporate reorganization and self-funded health insurance program; risks associated with the reorganization of our corporate structure; and the risk factors described in Part I of our Form 10-K for the fiscal year ended December 31, 2016 under “Government Regulation of Clients,” “Competition” and “Service Agreements and Collections,” and under Item IA. “Risk Factors” in such Form 10-K and in this Form 10-Q.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Healthcare Services Group, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$7,058	$23,853
Marketable securities, at fair value	70,082	67,730
Accounts and notes receivable, less allowance for doubtful accounts of $7,895 as of June 30, 2017 and $6,911 as of December 31, 2016	338,368	271,276
Inventories and supplies	40,621	37,800
Prepaid expenses and other assets	20,054	13,965
Total current assets	476,183	414,624
Property and equipment, net	13,399	13,455
Goodwill	50,473	44,438
Other intangible assets, less accumulated amortization of $10,651 as of June 30, 2017 and $14,672 as of December 31, 2016	31,330	14,409
Notes receivable — long term portion	7,526	7,531
Deferred compensation funding, at fair value	26,326	24,119
Deferred income taxes	9,240	9,822
Other noncurrent assets	1,269	48
Total Assets	$615,746	$528,446

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$69,204	$42,912
Accrued payroll, accrued and withheld payroll taxes	21,784	22,303
Other accrued expenses	3,319	4,397
Borrowings under line of credit	16,182	—
Income taxes payable	12,471	7,686
Accrued insurance claims	23,975	23,573
Total current liabilities	146,935	100,871
Accrued insurance claims — long term portion	66,077	64,080
Deferred compensation liability	26,657	24,653
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000 shares authorized; 74,611 and 74,204 shares issued, and 73,076 and 72,601 shares outstanding as of June 30, 2017 and December 31, 2016, respectively	746	742
Additional paid-in capital	236,275	217,664
Retained earnings	148,134	130,940
Accumulated other comprehensive income (loss), net of taxes	762	(319)
Common stock in treasury, at cost, 1,535 shares as of June 30, 2017 and 1,603 shares as of December 31, 2016	(9,840)	(10,185)
Total stockholders’ equity	$376,077	$338,842
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$615,746	$528,446

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$470,876	$386,556	$875,366	$771,363
Operating costs and expenses:
Costs of services provided	407,322	332,211	752,892	662,255
Selling, general and administrative expense	31,991	25,664	60,201	51,010
Other income, net:
Investment and interest	1,515	1,002	3,084	1,189
Income before income taxes	33,078	29,683	65,357	59,287
Income tax provision	10,527	10,923	20,789	21,901
Net income	$22,551	$18,760	$44,568	$37,386

Per share data:
Basic earnings per common share	$0.31	$0.26	$0.61	$0.52
Diluted earnings per common share	$0.30	$0.26	$0.60	$0.51

Weighted average number of common shares outstanding:
Basic	73,276	72,568	73,176	72,466
Diluted	74,269	73,316	74,108	73,165

Comprehensive income:
Net income	$22,551	$18,760	$44,568	$37,386
Other comprehensive income:
Unrealized gain on available-for-sale marketable securities, net of taxes	602	578	1,081	1,133
Total comprehensive income	$23,153	$19,338	$45,649	$38,519

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$44,568	$37,386
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,239	3,912
Bad debt provision	2,100	2,150
Deferred income tax expense	—	2,541
Stock-based compensation expense, net of tax benefit from equity compensation plans (1)	315	984
Amortization of premium on marketable securities	569	663
Unrealized gain on deferred compensation fund investments	(2,304)	(82)
Changes in operating assets and liabilities:
Accounts and notes receivable	(69,187)	(43,190)
Inventories and supplies	(238)	(1,295)
Prepaid expenses and other assets	(6,089)	(4,787)
Deferred compensation funding	98	(971)
Accounts payable and other accrued expenses	5,550	552
Accrued payroll, accrued and withheld payroll taxes	1,572	9,329
Income taxes payable (1)	7,343	7,098
Accrued insurance claims	2,399	4,448
Deferred compensation liability	2,504	1,473
Net cash (used in) provided by operating activities	(6,561)	20,211

Cash flows from investing activities:
Disposals of fixed assets	169	127
Additions to property and equipment	(2,674)	(2,954)
Purchases of marketable securities	(15,939)	(14,628)
Sales of marketable securities	14,681	6,284
Cash paid for acquisition	(2,584)	—
Net cash used in investing activities	(6,347)	(11,171)

Cash flows from financing activities:
Dividends paid	(27,374)	(26,451)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	48	57
Tax benefit from equity compensation plans (1)	—	1,107
Proceeds from the exercise of stock options	7,257	4,777
Net proceeds from short-term borrowings	16,182	—
Net cash used in financing activities	(3,887)	(20,510)

Net change in cash and cash equivalents	(16,795)	(11,470)
Cash and cash equivalents at beginning of the period	23,853	33,189
Cash and cash equivalents at end of the period	$7,058	$21,719

(1) The Company adopted the provisions of ASU 2016-09 prospectively, and as such the amounts reflected for the six months ended June 30, 2016 have not been adjusted.

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statement of Stockholders’ Equity
(in thousands, except per share amounts)
(Unaudited)

	For the Six Months Ended June 30, 2017
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2016	74,204	$742	$217,664	$(319)	$130,940	$(10,185)	$338,842
Comprehensive income:
Net income for the period					44,568		44,568
Unrealized gain on available-for-sale marketable securities, net of taxes				1,081			1,081
Comprehensive income							45,649
Exercise of stock options and other stock-based compensation, net of shares tendered for payment	348	3	7,254				7,257
Share-based compensation expense — stock options, restricted stock and restricted stock units			2,624				2,624
Treasury shares issued for Deferred Compensation Plan funding and redemptions			502			(1)	501
Shares issued pursuant to Employee Stock Plan			1,752			339	2,091
Cash dividends					(27,374)		(27,374)
Shares issued pursuant to Dividend Reinvestment Plans			41			7	48
Shares issued pursuant to acquisition	59	1	2,500				2,501
Contingent shares issuable pursuant to acquisition			3,938				3,938
Balance — June 30, 2017	74,611	$746	$236,275	$762	$148,134	$(9,840)	$376,077

See accompanying notes.

Healthcare Services Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1— Description of Business and Significant Accounting Policies

Nature of Operations

Healthcare Services Group, Inc. (the “Company”) provides management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of the health care industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. Although the Company does not directly participate in any government reimbursement programs, the Company’s clients receive government reimbursements related to Medicare and Medicaid. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

The Company provides services primarily pursuant to full service agreements with our clients. In such agreements, the Company is responsible for the day-to-day management of employees located at the clients’ facilities. The Company also provides services on the basis of management-only agreements for a limited number of clients. The agreements with clients typically provide for renewable one year service terms, cancelable by either party upon 30 to 90 days’ notice after the initial 60 to 120 day period.

The Company is organized into two reportable segments: housekeeping, laundry, linen and other services (“Housekeeping”), and dietary department services (“Dietary”).

Housekeeping consists of managing the clients’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of a client’s facility, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at a client facility.

Dietary consists of managing the clients’ dietary departments which are principally responsible for food purchasing, meal preparation and dietitian professional services, which includes the development of menus that meets residents’ dietary needs.

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows. However, in our opinion, all adjustments which are of a normal recurring nature and are necessary for a fair presentation have been reflected in these consolidated financial statements. The balance sheet shown in this report as of December 31, 2016 has been derived from, and does not include, all of the disclosures contained in the financial statements for the year ended December 31, 2016. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for any future period.

Certain amounts in the prior year financial statements have been reclassified to conform to current presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Healthcare Services Group, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents are held in U.S. financial institutions or in custodial accounts with U.S. financial institutions. Cash equivalents are defined as short-term, highly liquid investments with a maturity of three months or less at the time of purchase, that are readily convertible into cash and have insignificant interest rate risk.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current period. The Company accrues for probable tax obligations as required by facts and circumstances in various regulatory environments. In addition, deferred tax assets and liabilities are recognized for expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. When appropriate, valuation allowances are recorded to reduce deferred tax assets to amounts for which realization is more likely than not.

Uncertain income tax positions taken or expected to be taken in tax returns are reflected within the Company’s financial statements based on a recognition and measurement process.

Earnings per Common Share

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is calculated using the weighted-average number of common shares outstanding and dilutive common shares, such as those issuable upon exercise of stock options and upon the vesting of restricted stock and restricted stock units.

Share-Based Compensation

The Company estimates the fair value of share-based awards on the date of grant using the Black-Scholes valuation model for stock options and using the share price on the date of grant for restricted stock and restricted stock units. The value of the award is recognized ratably as an expense in the Company’s Consolidated Statements of Comprehensive Income over the requisite service periods, with adjustments made for forfeitures as they occur.

Use of Estimates in Financial Statements

In preparing financial statements in conformity with U.S. GAAP, estimates and assumptions are made that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Significant estimates are used in determining, but are not limited to, the Company’s allowance for doubtful accounts, accrued insurance claims, valuations, deferred taxes and reviews for potential impairment. The estimates are based upon various factors including current and historical trends, as well as other pertinent industry and regulatory authority information. Management regularly evaluates this information to determine if it is necessary to update the basis for its estimates and to adjust for known changes.

Concentrations of Credit Risk

The financial instruments that are subject to concentrations of credit risk are cash and cash equivalents, marketable securities, deferred compensation funding and accounts and notes receivable. The Company’s marketable securities are fixed income investments which are highly liquid and can be readily purchased or sold through established markets. At June 30, 2017 and December 31, 2016, substantially all of the Company’s cash and cash equivalents and marketable securities were held in one large financial institution located in the United States.

The Company’s clients are concentrated in the health care industry and are primarily providers of long-term care. The revenues of many of our clients are highly reliant on Medicare, Medicaid and third party payors’ reimbursement funding rates. New legislation or changes in existing regulations could be made which could directly impact the governmental reimbursement programs in which the clients participate. As a result, the full effect of such programs may not be realized until these laws are fully implemented and governmental agencies issue applicable regulations or guidance.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 is intended to simplify several aspects of the accounting for share-based payments. The Company adopted the standard beginning January 1, 2017. The impact of adopting the standard includes the recognition of excess tax benefits related to share-based payments as a component of income tax expense, as opposed to additional paid-in capital; an amendment to the calculation of diluted earnings per share to exclude windfall tax benefits from assumed proceeds when calculating diluted shares outstanding; as well as accounting for forfeitures of share-based awards as they occur, as opposed to reserving for estimated forfeitures.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which was subsequently amended and updated throughout 2015 and 2016. The standard provides guidance on revenue recognition, among other topics such as the accounting for compensation and costs to obtain a contract. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Adoption is required for reporting periods beginning after December 15, 2017, with early adoption prohibited. The Company plans to adopt the standard beginning on January 1, 2018. The Company is in the process of evaluating the impact of the adoption of this ASU, as well as determining the transition method that will be applied. Management’s analysis has consisted of reviewing the nature and terms of existing contracts under the provisions of the new guidance and assessing any operational changes and process updates required for compliance. Currently, Management does not expect a material impact to the Company's accounting for the revenue earned related to its Housekeeping and Dietary department services. Management anticipates that the most significant impact of the new standard will relate to additional disclosure obligations.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize assets and liabilities on their balance sheet related to the rights and obligations created by most leases, while continuing to recognize expenses on their income statements over the lease term.  It will also require disclosures designed to give financial statement users information regarding the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. The Company will adopt the new guidance as of January 1, 2019. Management is continuing to evaluate the expected impact of the requirements, however it is expected that the primary impact will relate to the capitalization of operating leases of office space, vehicles and equipment.

Note 2—Changes in Accumulated Other Comprehensive Income by Component

Accumulated other comprehensive income consists of unrealized gains and losses from the Company’s available-for-sale marketable securities. The following table provides a summary of the changes in accumulated other comprehensive income for the six months ended June 30, 2017 and 2016:

	Unrealized Gains and Losses on Available-for-Sale Securities(1)
	Six Months Ended June 30,
	2017	2016
	(in thousands)
Accumulated other comprehensive income (loss) — beginning balance	$(319)	$543
Other comprehensive income before reclassifications	963	1,286
Losses (gains) reclassified from other comprehensive income	118	(153)
Net current period other comprehensive income(2)	1,081	1,133
Accumulated other comprehensive income — ending balance	$762	$1,676

(1)	All amounts are net of tax.

(2)	For the six months ended June 30, 2017 and 2016, these changes in other comprehensive income were net of tax effects of $0.6 million.

Amounts reclassified from accumulated other comprehensive income (loss) represent realized gains or losses on the sale of the Company’s available-for-sale securities. Realized gains and losses are recorded pre-tax within “Other income - Investment and interest” in the Consolidated Statements of Comprehensive Income. Refer to Note 5 - Fair Value Measurements for further information. The table below shows the reclassification adjustments out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016:

	Amounts Reclassified from Accumulated Other Comprehensive Income
	2017	2016
	(in thousands)
Three Months Ended March 31,
Gains (losses) from the sale of available-for-sale securities	$(48)	$62
Tax expense (benefit)	$15	$(23)
Net amount reclassified from accumulated other comprehensive income	$(33)	$39
Three Months Ended June 30,
Gains (losses) from the sale of available-for-sale securities	$(125)	$181
Tax expense (benefit)	$40	$(67)
Net amount reclassified from accumulated other comprehensive income	$(85)	$114
Six Months Ended June 30,
Gains (losses) from the sale of available-for-sale securities	$(173)	$243
Tax expense (benefit)	55	(90)
Net amount reclassified from accumulated other comprehensive income	$(118)	$153

Note 3—Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded over the estimated useful life of each class of depreciable asset, and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

The following table sets forth the amounts of property and equipment by each class of depreciable asset as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(in thousands)
Housekeeping and Dietary equipment	$21,783	$21,136
Computer hardware and software	12,241	11,750
Other (1)	1,154	1,133
Total property and equipment, at cost	35,178	34,019
Less accumulated depreciation	21,779	20,564
Total property and equipment, net	$13,399	$13,455

(1)	Includes furniture and fixtures, leasehold improvements and autos and trucks.

Depreciation expense for the three months ended June 30, 2017 and 2016 was $1.3 million respectively. Depreciation expense for the six months ended June 30, 2017 and 2016 was $2.6 million and $2.4 million, respectively.

Note 4—Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets of an acquired business. Goodwill is not amortized, but is evaluated for impairment on an annual basis, or more frequently if impairment indicators arise.

Goodwill by reportable operating segment, as described in Note 10 - Segment Information, was approximately $42.4 million and $8.1 million for Housekeeping and Dietary, respectively, as of June 30, 2017. At December 31, 2016, goodwill by reportable operating segment was $42.3 million and $2.1 million for Housekeeping and Dietary, respectively. The increase in goodwill is related to the acquisition of certain Dietary-related assets during the second quarter 2017.

Intangible Assets

The Company’s intangible assets consist of customer relationships which were acquired through acquisitions and are recorded at their fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful lives. The customer relationships have a weighted-average amortization period of 9.9 years. As of June 30, 2017, certain customer relationship intangible assets were fully amortized and the respective balances were written off. The increase from year-end is related to the acquisition of certain Dietary-related assets during the second quarter 2017.

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remainder of 2017, the following five fiscal years and thereafter:

Period/Year	Total Amortization Expense
(in thousands)
July 1 to December 31, 2017	$2,143
2018	$4,188
2019	$3,990
2020	$3,990
2021	$3,990
2022	$3,990
Thereafter	$9,039

Amortization expense for the three months ended June 30, 2017 and 2016 was $1.1 million and $0.7 million, respectively. Amortization expense for the six months ended June 30, 2017 and 2016 was $1.7 million and $1.5 million, respectively.

Note 5—Fair Value Measurements

The Company’s current assets (other than marketable securities and inventories) and current liabilities are financial instruments and most of these items are recorded at cost in the Consolidated Balance Sheets. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature. The Company’s financial assets that are measured at fair value on a recurring basis are its marketable securities and deferred compensation funding. The recorded values of all of the financial instruments approximate their current fair values because of their nature, stated interest rates and respective maturity dates or durations.

The Company’s marketable securities consist of tax-exempt municipal bonds, which are classified as available-for-sale and are reported at fair value. Unrealized gains and losses associated with these investments are included in other comprehensive income (net of tax) within the Consolidated Statements of Comprehensive Income. The fair value of these marketable securities is classified within Level 2 of the fair value hierarchy, as these securities are measured using quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable. Such valuations are determined by a third-party pricing service. For each of the three months ended June 30, 2017 and 2016, the Company recorded unrealized gains on marketable securities of $0.6 million. For each of the six months ended June 30, 2017 and 2016, the Company recorded unrealized gains on marketable securities of $1.1 million.

For the three months ended June 30, 2017 and 2016, the Company received total proceeds, less the amount of interest received, of $7.0 million and $3.1 million, respectively, from sales of available-for-sale municipal bonds. For the three months ended June 30, 2017, these sales resulted in realized losses of $125 thousand which were recorded in “Other income, net – Investment and interest” in the Consolidated Statements of Comprehensive Income. The basis for the sale of these securities was the specific identification of each bond sold during the period. For the three months ended June 30, 2016, there were $181 thousand in realized gains.

For the six months ended June 30, 2017 and 2016, the Company received total proceeds, less the amount of interest received, of $14.5 million and $5.2 million, respectively, from sales of available-for-sale municipal bonds. For the six months ended June 30, 2017, these sales resulted in realized losses of $173 thousand which were recorded in “Other income, net – Investment and interest” in the Consolidated Statements of Comprehensive Income. The basis for the sale of these securities was the specific identification of each bond sold during the period. For the six months ended June 30, 2016, there were $243 thousand in realized gains.

The investments under the funded deferred compensation plan are accounted for as trading securities and unrealized gains or losses are included in earnings. The fair value of these investments are determined based on quoted market prices (Level 1).

The following tables provide fair value measurement information for our marketable securities and deferred compensation fund investments as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$70,082	$70,082	$—	$70,082	$—

Deferred compensation fund
Money Market (1)	$2,362	$2,362	$—	$2,362	$—
Balanced and Lifestyle	7,897	7,897	7,897	—	—
Large Cap Growth	6,852	6,852	6,852	—	—
Small Cap Growth	3,189	3,189	3,189	—	—
Fixed Income	3,009	3,009	3,009	—	—
International	1,379	1,379	1,379	—	—
Mid Cap Growth	1,638	1,638	1,638	—	—
Deferred compensation fund	$26,326	$26,326	$23,964	$2,362	$—

	As of December 31, 2016
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$67,730	$67,730	$—	$67,730	$—

Deferred compensation fund
Money Market (1)	$3,147	$3,147	$—	$3,147	$—
Balanced and Lifestyle	7,162	7,162	7,162	—	—
Large Cap Growth	5,583	5,583	5,583	—	—
Small Cap Growth	2,933	2,933	2,933	—	—
Fixed Income	2,752	2,752	2,752	—	—
International	1,132	1,132	1,132	—	—
Mid Cap Growth	1,410	1,410	1,410	—	—
Deferred compensation fund	$24,119	$24,119	$20,972	$3,147	$—

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-than-temporary Impairments
	(in thousands)
June 30, 2017
Type of security:
Municipal bonds — available-for-sale	$68,910	$1,258	$(86)	$70,082	$—
Total debt securities	$68,910	$1,258	$(86)	$70,082	$—

December 31, 2016
Type of security:
Municipal bonds — available-for-sale	$68,220	$178	$(668)	$67,730	$—
Total debt securities	$68,220	$178	$(668)	$67,730	$—

The following table summarizes the contractual maturities of debt securities held at June 30, 2017 and December 31, 2016, which are classified as marketable securities in the Consolidated Balance Sheets:

	Municipal Bonds — Available-for-Sale
Contractual maturity:	June 30, 2017	December 31, 2016
	(in thousands)
Maturing in one year or less	$960	$973
Maturing in second year through fifth year	18,260	28,671
Maturing in sixth year through tenth year	22,980	21,651
Maturing after ten years	27,882	16,435
Total debt securities	$70,082	$67,730

Note 6— Share-Based Compensation

A summary of stock-based compensation expense for the six months ended June 30, 2017 and 2016 is as follows:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Stock options	$2,040	$1,605
Restricted stock and restricted stock units	584	273
Employee Stock Purchase Plan	249	213
Total pre-tax stock-based compensation expense charged against income (1)	$2,873	$2,091

(1)	Stock-based compensation expense is recorded in selling, general and administrative expense in our Consolidated Statements of Comprehensive Income.

At June 30, 2017, the unrecognized compensation cost related to unvested stock options and awards was $13.7 million. The weighted average period over which these awards will vest is approximately 3.2 years.

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

As of June 30, 2017, 3.6 million shares of common stock were reserved for issuance under the Plan, including 0.7 million shares available for future grant. No stock award will have a term in excess of ten years. All awards granted under the Plan become vested and exercisable ratably over a five year period on each yearly anniversary of the grant date.

The Nominating, Compensation and Stock Option Committee of the Board of Directors is responsible for determining the terms of the grants in accordance with the Plan.

Stock Options

A summary of stock options outstanding under the Plan as of December 31, 2016 and changes during the six months ended June 30, 2017 is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price
	(in thousands)
December 31, 2016	2,615	$24.61
Granted	544	$39.38
Canceled	(61)	$33.96
Exercised	(334)	$22.14
June 30, 2017	2,764	$27.61

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2017 and 2016 was $8.52 and $7.46 per common share, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2017 and 2016 was $7.0 million and $3.9 million, respectively.

The fair value of stock option awards granted in 2017 and 2016 was estimated on the date of grant using the Black-Scholes option valuation model using the following assumptions:

	Six Months Ended
	2017	2016
Risk-free interest rate	2.0%	2.0%
Weighted average expected life (years)	5.8 years	5.8 years
Expected volatility	25.1%	26.0%
Dividend yield	1.9%	2.0%

The following table summarizes other information about the stock options at June 30, 2017:

June 30, 2017
(in thousands, except per share data)
Outstanding:
Aggregate intrinsic value	$53,140
Weighted average remaining contractual life (years)	6.5 years
Exercisable:
Number of options	1,305
Weighted average exercise price	$20.51
Aggregate intrinsic value	$34,338
Weighted average remaining contractual life (years)	4.5 years

Restricted Stock

During the six months ended June 30, 2017, the Company did not grant any restricted stock. During the six months ended June 30, 2016, the Company granted 44 thousand shares of restricted stock with a weighted average grant date fair value of $34.14 per share. Fair value is determined based on the market price of the shares on the date of grant.

A summary of the outstanding restricted stock awards as of December 31, 2016 and changes during the six months ended June 30, 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2016	74	$32.09
Granted	—	$—
Vested	(18)	$31.41
Forfeited	—	$—
June 30, 2017	56	$32.30

Restricted Stock Units

During the six months ended June 30, 2017, the Company granted 81 thousand restricted stock units with a weighted average grant date fair value of $39.38 per unit. Fair value is determined based on the market price of the underlying shares on the date of grant. During the six months ended June 30, 2016, there were no grants of restricted stock units.

A summary of the outstanding restricted stock units as of December 31, 2016 and changes during the six months ended June 30, 2017 is as follows:

	Units	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2016	—	$—
Granted	81	$39.38
Vested	—	$—
Forfeited	—	$—
June 30, 2017	81	$39.38

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan ("ESPP") is currently available through 2021 to all eligible employees. All full-time and certain part-time employees who have completed two years of continuous service with us are eligible to participate. Annual offerings commence and terminate on the respective year’s first and last calendar day.

Under the ESPP, the Company is authorized to issue up to 4.1 million shares of its common stock to our employees. Pursuant to such authorization, there are 2.3 million shares available for future grant at June 30, 2017.

The stock-based compensation expense associated with the options granted under the ESPP during the six months ended June 30, 2017 and 2016 was estimated on the date of grant using the Black-Scholes option valuation model using the following assumptions:

	Six Months Ended June 30,
	2017	2016
Risk-free interest rate	1.05%	0.58%
Weighted average expected life (years)	1.0	1.0
Expected volatility	21.2%	19.7%
Dividend yield	1.9%	2.0%

Deferred Compensation Plan

The Company offers a Supplemental Executive Retirement Plan (“SERP”) for certain key executives and employees. The SERP allows participants to defer a portion of their earned income on a pre-tax basis and as of the last day of each plan year, each participant will be credited with a match of a portion of their deferral in the form of the Company’s Common Stock based on the then-current market value. Under the SERP, the Company is authorized to issue 1.0 million shares of its common stock to its employees. Pursuant to such authorization, the Company has 0.4 million shares available for future grant at June 30, 2017. At the time of issuance, such shares are accounted for at cost as treasury stock.

The following table summarizes information about the SERP during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
SERP expense (1)	$308	$309
Unrealized gain recorded in SERP liability account	$2,313	$218

(1) Both the SERP match and the deferrals are included in the selling, general and administrative caption in the consolidated statements of comprehensive income.

Note 7— Dividends

During the six months ended June 30, 2017, the Company paid regular quarterly cash dividends totaling approximately $27.4 million as follows:

	Quarter Ended
	March 31, 2017	June 30, 2017
	(in thousands, except per share amounts)
Cash dividends paid per common share	$0.18625	$0.18750
Total cash dividends paid	$13,624	$13,750
Record date	February 17, 2017	May 19, 2017
Payment date	March 24, 2017	June 23, 2017

Additionally, on July 11, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.18875 per common share, which will be paid on September 22, 2017, to shareholders of record as of the close of business on August 18, 2017.

Cash dividends declared on the outstanding weighted average number of basic common shares for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30, 2017
	2017	2016	2017	2016
Cash dividends declared per common share	$0.18875	$0.18375	$0.37625	$0.36625

Note 8— Income Taxes

The 2017 estimated annual effective tax rate is expected to be approximately 33.7%. Due to the adoption of ASU 2016-09, the tax effects of option exercises or vested awards should be treated as discrete items in the reporting period in which they occur, and therefore cannot be considered in the calculation of the estimated annual effective tax rate. Excluding the impact of ASU 2016-09, the estimated annual effective tax rate would be 35.7%.

Differences between the effective tax rate and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes, share-based compensation and tax credits available to the Company. The actual 2017 effective tax rate will likely vary from the estimate depending on the availability of tax credits and the exercises of stock options and vesting of share-based awards.

The Company accounts for income taxes using the asset and liability method, which results in recognizing income tax expense based on the amount of income taxes payable or refundable for the current year. Additionally, the Company regularly evaluates the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on the evaluation, there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years ended December 31, 2013 through 2016 (with regard to U.S. federal income tax returns) and December 31, 2012 through 2016 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2017.

The Company may from time to time be assessed interest or penalties by taxing jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. When the Company has received an assessment for interest and/or penalties, it will be classified in the financial statements as selling, general and administrative expense. In addition, any interest or penalties relating to recognized uncertain tax positions would also be recorded in selling, general and administrative expense.

Note 9—Related Party Transactions

A director is a member of a law firm retained by the Company. In each of the six months ended June 30, 2017 and 2016, fees paid to such firm by the Company did not exceed $120,000. Additionally, such fees did not exceed, in either period, 5% of such firm’s or the Company’s revenues.

Note 10—Segment Information

The Company manages and evaluates its operations in two reportable segments: Housekeeping (housekeeping, laundry, linen and other services) and Dietary (dietary department services). Although both segments serve the same client base and share many operational similarities, they are managed separately due to distinct differences in the type of services provided, as well as the specialized expertise required of the professional management personnel responsible for delivering each segment’s services. Such services are rendered pursuant to discrete service agreements, specific to each reportable segment.

The Company’s accounting policies for the segments are generally the same as described in the Company’s significant accounting policies. Differences between the reportable segments’ operating results and other disclosed data and the information in the consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles. There are certain inventories and supplies that are primarily expensed when incurred within the operating segments, while they are capitalized in the consolidated financial statements. In addition, most corporate expenses such as corporate salary and benefit costs, certain legal costs, information technology costs, depreciation, amortization of finite-lived intangible assets, share based compensation costs and other corporate-specific costs, are not allocated to the operating segments. Additionally, there are allocations for workers’ compensation and general liability expense within the operating segments that differ from our actual expense recorded for U.S. GAAP. Segment amounts disclosed are prior to any elimination entries made in consolidation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenues
Housekeeping	$242,919	$238,291	$486,342	$476,570
Dietary	227,957	148,265	389,024	294,793
Total	$470,876	$386,556	$875,366	$771,363

Income before income taxes
Housekeeping	$21,474	$22,821	$44,676	$45,321
Dietary	13,142	9,071	23,367	18,219
Corporate and eliminations (1)	(1,538)	(2,209)	(2,686)	(4,253)
Total	$33,078	$29,683	$65,357	$59,287

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

Note 11— Earnings Per Common Share

Basic and diluted earnings per common share are computed by dividing net income by the weighted-average number of basic and diluted common shares outstanding, respectively. The weighted-average number of diluted common shares includes the impact of dilutive securities, including outstanding stock options and unvested restricted stock and restricted stock units. The table below reconciles the weighted-average basic and diluted common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Weighted average number of common shares outstanding - basic	73,276	72,568	73,176	72,466
Effect of dilutive securities (1)	993	748	932	699
Weighted average number of common shares outstanding - diluted	74,269	73,316	74,108	73,165

(1)
Certain outstanding stock option awards are anti-dilutive and were therefore excluded from the calculation of the weighted average number of diluted common shares outstanding. During the three and six months ended June 30, 2017, options to purchase 0.5 million shares having a weighted average exercise price of $39.38 per share were excluded. During the three and six months ended June 30, 2016, options to purchase 0.6 million shares having a weighted average exercise price of $34.14 per share were excluded.

Note 12— Other Contingencies

Line of Credit

At June 30, 2017 the Company had a $200 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and at June 30, 2017, there were $16.2 million in borrowings under the line of credit. The line of credit requires the Company to satisfy one financial covenant, with which the Company is in compliance as of June 30, 2017 and expects to remain in compliance. The line of credit expires on December 18, 2018.

At June 30, 2017, the Company also had outstanding $70.7 million in irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $70.7 million to $129.3 million at June 30, 2017. The letters of credit were increased to $74.2 million on July 3, 2017, which resulted in a corresponding decrease of the amount available under the line of credit to $125.8 million.

Tax Jurisdictions and Matters

The Company provides services throughout the continental United States and is subject to numerous state and local taxing jurisdictions. In the ordinary course of business, a jurisdiction may contest our reporting positions with respect to the application of its tax code to our services. A jurisdiction’s conflicting position on the taxability of our services could result in additional tax liabilities.

The Company has tax matters with various taxing authorities. Because of the uncertainties related to both the probable outcomes and amount of probable assessments due, the Company is unable to make a reasonable estimate of a liability. The company does not expect the resolution of any of these matters, taken individually or in the aggregate, to have a material adverse effect on the consolidated financial position or results of operations based on the Company’s best estimate of the outcomes of such matters.

Legal Proceedings

The Company is subject to various claims and legal actions in the ordinary course of business. Some of these matters include payroll and employee-related matters and examinations by governmental agencies. As the Company becomes aware of such claims and legal actions, the Company records accruals for any exposures that are probable and estimable. If adverse outcomes of such claims and legal actions are reasonably possible, Management assesses materiality and provides financial disclosure, as appropriate. The Company believes it is not a party to, nor are any of its properties the subject of, any pending legal proceeding or governmental examination that would have a material adverse effect on the Company’s consolidated financial condition or liquidity.

Government Regulations

The Company’s clients are concentrated in the health care industry and are primarily providers of long-term care. The revenues of many of our clients are highly reliant on Medicare, Medicaid and third party payors’ reimbursement funding rates. New legislation or additional changes in existing regulations could directly impact the governmental reimbursement programs in which the clients participate. As a result, the Company may not realize the full effects of such programs until these laws are fully implemented and government agencies issue applicable regulations or guidance.

Note 13—Subsequent Events

On July 11, 2017, the Company entered into an Amended and Restated Committed Line of Credit Note to increase the existing bank line and letter of credit availability to $300 million. There were no other changes to the terms of the line of credit and amounts drawn under the line of credit remain payable upon demand. The proceeds available under the facility will be used for general corporate purposes.

The Company evaluated all other subsequent events through the filing date of this Form 10-Q. There were no other events or transactions occurring during this subsequent reporting period which require recognition or additional disclosure in these financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items when comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of June 30, 2017 and December 31, 2016 and the notes accompanying those financial statements.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of heath care providers, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to over 3,500 facilities throughout the continental United States as of June 30, 2017. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, our clients are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

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

At June 30, 2017, Housekeeping services were provided at essentially all of our more than 3,500 client facilities, generating approximately 55.6% or $486.3 million of our total revenues for the six months ended June 30, 2017. Dietary department services were provided to over 1,500 client facilities at June 30, 2017 and contributed approximately 44.4% or $389.0 million of our total revenues for the six months ended June 30, 2017.

Subject to the factors noted in the Cautionary Statement Regarding Forward Looking Statements included in this Quarterly Report on Form 10-Q, and although there can be no assurance thereof, we expect our consolidated revenues for the remainder of 2017 to continue to improve compared to historical ranges. We expect that Dietary revenues will continue to grow as a percentage of consolidated revenue and such growth is expected to come from extending our Dietary department service offerings to our current Housekeeping client base. Growth in Housekeeping is expected to primarily come from obtaining new clients. Furthermore, we expect the sources of organic growth for the remainder of 2017 for the respective operating segments to be primarily the same as historically experienced.

Three Months Ended June 30, 2017 and 2016

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, for the three months ended June 30, 2017 and 2016. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial results relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles.

	Three Months Ended June 30,
	2017	2016	% Change
	(in thousands)
Revenues
Housekeeping	$242,919	$238,291	1.9%
Dietary	227,957	148,265	53.7%
Consolidated	$470,876	$386,556	21.8%

Costs of Services Provided
Housekeeping	$221,445	$215,470	2.8%
Dietary	214,815	139,194	54.3%
Corporate and eliminations	(28,938)	(22,453)	28.9%
Consolidated	$407,322	$332,211	22.6%

Selling, general and administrative expense
Corporate and eliminations	$31,991	$25,664	24.7%

Investment and interest income
Corporate and eliminations	$1,515	$1,002	51.2%

Income (loss) before income taxes
Housekeeping	$21,474	$22,821	(5.9)%
Dietary	13,142	9,071	44.9%
Corporate and eliminations	(1,538)	(2,209)	(30.4)%
Consolidated	$33,078	$29,683	11.4%

Housekeeping revenues represented approximately 51.6% of consolidated revenues for the second quarter 2017. Dietary revenues represented approximately 48.4% of consolidated revenues for the second quarter 2017.

The following table sets forth the ratio which certain items bear to consolidated revenues:

	Three Months Ended June 30,
	2017	2016
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	86.5%	85.9%
Selling, general and administrative expense	6.8%	6.6%
Investment and interest income	0.3%	0.3%
Income before income taxes	7.0%	7.8%
Income taxes	2.2%	2.8%
Net income	4.8%	5.0%

Revenues

Consolidated

Consolidated revenues increased 21.8% to $470.9 million in the second quarter 2017 compared to $386.6 million in the second quarter 2016, as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping’s 1.9% net growth in reportable segment revenues resulted from service agreements entered into with new clients. Dietary’s 53.7% net growth in reportable segment revenues resulted primarily from providing these services to existing Housekeeping clients.

Costs of Services Provided

Consolidated

Consolidated costs of services increased 22.6% to $407.3 million in the second quarter 2017 compared to $332.2 million in the second quarter 2016, which is consistent with our 21.8% growth in consolidated revenues for the same period. As a percentage of consolidated revenues, cost of services increased to 86.5% in the second quarter 2017 from 85.9% in the second quarter 2016.

Certain significant components within our costs of services are subject to fluctuation with the changes in our business and client base. The increase during 2017 compared to 2016 relates primarily to labor and other labor related costs. Historically, labor and other labor related costs, self insurance costs, as well as dining and housekeeping supplies accounted for most of our consolidated costs of services. See the discussion under Reportable Segments below for additional information on labor and other labor related costs.

The following table provides a comparison of other key indicators we consider when managing the consolidated cost of services provided:

	Three Months Ended June 30,
Costs of Services Provided-Key Indicators as a % of Consolidated Revenue	2017	2016	Change
Bad debt provision	0.2%	0.3%	(0.1)%
Workers’ compensation and general liability insurance	2.8%	3.0%	(0.2)%

The decrease in workers’ compensation and general liability insurance expense as a percentage of consolidated revenue is primarily the result of the Company’s ongoing initiatives to promote safety and accident prevention in the workplace, as well as proactive management of workers’ compensation claims, which positively impact our claims experience.

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues, increased to 91.2% for the second quarter 2017 from 90.4% in the second quarter 2016. Costs of services provided for Dietary, as a percentage of Dietary revenues, increased to 94.2% for the second quarter 2017 from 93.9% in the second quarter 2016.

The following table provides a comparison of the key indicators we consider when managing costs of services at the segment level, as a percentage of the respective segment revenues:

	Three Months Ended June 30,
Costs of Services Provided-Key Indicators as a % of Segment Revenue	2017	2016	Change
Housekeeping labor and other labor costs	80.5%	79.5%	1.0%
Housekeeping supplies	8.1%	7.8%	0.3%
Dietary labor and other labor costs	54.8%	53.1%	1.7%
Dietary supplies	37.6%	38.4%	(0.8)%

The ratios of these key indicators to revenue remain relatively consistent. Variations relate to the provision of services at new facilities and changes in the mix of clients for whom we provide supplies or do not provide supplies. Management focuses on building efficiencies, managing labor and other costs, as well as managing supply chain costs.

Selling, General and Administrative Expense

Excluding the change in the deferred compensation plan described below, consolidated selling, general and administrative expense increased $5.7 million or 22.8% compared to the second quarter 2016, related primarily to our overall growth.

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under the deferred compensation plan that represent the amounts held on behalf of the participating employees. Changes in the value of these investments affect the amount of our deferred compensation liability. Gains on the plan investments during the second quarter 2017 and 2016 increased our selling, general and administrative expense for these periods.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
	(in thousands)
Selling, general and administrative expense excluding change in deferred compensation liability	$30,840	$25,118	$5,722	22.8%
Gain on deferred compensation plan investments	1,151	546	605	110.8%
Selling, general and administrative expense	$31,991	$25,664	$6,327	24.7%

Consolidated Investment and Interest Income

Investment and interest income increased 51.2% for the three months ended June 30, 2017 compared to the corresponding 2016 period, primarily due to favorable market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan. Realized gains and losses on our available-for-sale municipal bonds also impacted consolidated investment income.

Consolidated Income Taxes

For the second quarter 2017, our effective tax rate was 31.8%, versus 36.8% for the same period in 2016. In the first quarter 2017, the Company adopted ASU 2016-09, under which excess tax benefits related to share-based payments were recognized as a component of income tax expense, as opposed to additional paid-in capital, resulting in a decrease in 2017 income tax expense. Differences between the effective tax rate and the applicable U.S. federal statutory rate generally arise primarily from the effect of state and local income taxes, share-based compensation and tax credits available to the Company.

Six Months Ended June 30, 2017 and 2016

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, for the six months ended June 30, 2017 and 2016. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial results relate primarily to corporate level transactions and recording of transactions at the reportable segment level which use methods other than generally accepted accounting principles.

	Six Months Ended June 30,
	2017	2016	% Change
	(in thousands)
Revenues
Housekeeping	$486,342	$476,570	2.1%
Dietary	389,024	294,793	32.0%
Consolidated	$875,366	$771,363	13.5%

Costs of Services Provided
Housekeeping	$441,666	$431,249	2.4%
Dietary	365,657	276,574	32.2%
Corporate and eliminations	(54,431)	(45,568)	19.5%
Consolidated	$752,892	$662,255	13.7%

Selling, general and administrative expense
Corporate and eliminations	$60,201	$51,010	18.0%

Investment and interest income
Corporate and eliminations	$3,084	$1,189	159.4%

Income (loss) before income taxes
Housekeeping	$44,676	$45,321	(1.4)%
Dietary	23,367	18,219	28.3%
Corporate and eliminations	(2,686)	(4,253)	(36.8)%
Consolidated	$65,357	$59,287	10.2%

Housekeeping and Dietary respectively represented approximately 55.6% and 44.4% of consolidated revenues for the six months ended June 30, 2017.

The following table sets forth the ratio which certain items bear to consolidated revenues:

	Six Months Ended June 30,
	2017	2016
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	86.0%	85.9%
Selling, general and administrative expense	6.9%	6.6%
Investment and interest income	0.4%	0.2%
Income before income taxes	7.5%	7.7%
Income taxes	2.4%	2.8%
Net income	5.1%	4.9%

Revenues

Consolidated

Consolidated revenues increased 13.5% to $875.4 million in the six months ended June 30, 2017 compared to $771.4 million in the corresponding period in 2016 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping’s 2.1% net growth in reportable segment revenues resulted from service agreements entered into with new clients.
Dietary’s 32.0% net growth in reportable segment revenues resulted primarily from providing these services to existing Housekeeping clients.

Costs of services provided

Consolidated

Consolidated costs of services increased 13.7% to $752.9 million for the six months ended June 30, 2017 compared to $662.3 million for the six months ended June 30, 2016, which is consistent with our 13.5% growth in consolidated revenues for the same period. As a percentage of consolidated revenues, cost of services increased to 86.0% in the six months ended June 30, 2017 from 85.9% in the corresponding period in 2016.

Certain significant components within our costs of services are subject to fluctuation with the changes in our business and client base. The increase during 2017 compared to 2016 relates primarily to labor and other labor related costs. Historically, labor and other labor related costs, self insurance costs, as well as dining and housekeeping supplies accounted for most of our consolidated costs of services. See the discussion under Reportable Segments below for additional information on labor and other labor related costs.

The following table provides a comparison of other key indicators we consider when managing the consolidated cost of services provided:

	Six Months Ended June 30,
Cost of Services Provided-Key Indicators as a % of Consolidated Revenue	2017	2016	Change
Bad debt provision	0.2%	0.3%	(0.1)%
Workers’ compensation and general liability insurance	2.7%	3.0%	(0.3)%

The decrease in workers’ compensation and general liability insurance expense as a percentage of consolidated revenue is primarily the result of the Company’s ongoing initiatives to promote safety and accident prevention in the workplace, as well as proactive management of workers’ compensation claims, which positively impact our claims experience.

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues, increased to 90.8% for the six months ended June 30, 2017 from 90.5% in the corresponding period in 2016. Costs of services provided for Dietary, as a percentage of Dietary revenues, increased to 94.0% for the six months ended June 30, 2017 from 93.8% in the corresponding period in 2016.

The following table provides a comparison of the key indicators we consider when managing the costs of services at the segment level, as a percentage of the respective segment revenues:

	Six Months Ended June 30,
Cost of Services Provided-Key Indicators as a % of Segment Revenue	2017	2016	Change
Housekeeping labor and other labor costs	80.3%	79.5%	0.8%
Housekeeping supplies	8.1%	7.9%	0.2%
Dietary labor and other labor costs	54.6%	53.0%	1.6%
Dietary supplies	37.4%	38.2%	(0.8)%

The ratios of these key indicators remain relatively consistent. Variations relate to the provision of services at new facilities and changes in the mix of clients for whom we provide supplies or do not provide supplies. Management focuses on building efficiencies, managing labor and other costs, as well as managing supply chain costs.

Selling, General and Administrative Expense

Excluding the change in the deferred compensation plan described below, consolidated selling, general and administrative expense increased $7.1 million or 14.0% during the six months ended June 30, 2017, related primarily to our overall growth.

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under the deferred compensation plan that represent the amounts held on behalf of the participating employees. Changes in the value of these investments affect the amount of our deferred compensation liability. Gains on the plan investments during the six months ended June 30, 2017 and 2016 increased our selling, general and administrative expense for these periods.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
	(in thousands)
Selling, general and administrative expense excluding change in deferred compensation liability	$57,888	$50,792	$7,096	14.0%
Gain on deferred compensation plan investments	2,313	218	2,095	961.0%
Selling, general and administrative expense	$60,201	$51,010	$9,191	18.0%

Consolidated Investment and Interest Income

Investment and interest income increased 159.4% for the six months ended June 30, 2017 compared to the corresponding 2016 period, primarily due to favorable market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan. Realized gains and losses on our available-for-sale municipal bonds also impacted consolidated investment income.

Consolidated Income Taxes

For the six months ended June 30, 2017, our effective tax rate was 31.8% compared to 36.9% for the 2016 period. In the first quarter 2017, the Company adopted ASU 2016-09, under which excess tax benefits related to share-based payments were recognized as a component of income tax expense, as opposed to additional paid-in capital, resulting in a decrease in 2017 income tax expense. Differences between the effective tax rate and the applicable U.S. federal statutory rate generally arise primarily from the effect of state and local income taxes, share-based compensation and tax credits available to the Company.

Liquidity and Capital Resources

Cash generated through operations is our primary source of liquidity. At June 30, 2017, we had cash, cash equivalents and marketable securities of $77.1 million and working capital of $329.2 million, compared to December 31, 2016 cash, cash equivalents and marketable securities of $91.6 million and working capital of $313.8 million. The increase in working capital is driven by growth in new business and by the timing of payments and cash receipts as of June 30, 2017 as compared with December 31, 2016. As of June 30, 2017, we had an unused line of credit of $129.3 million. Our current ratio was 3.2 to 1 at June 30, 2017 versus 4.1 to 1 at December 31, 2016.

For the six months ended June 30, 2017 and 2016, our cash flows were as follows:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
	(in thousands)
Net cash (used in) provided by operating activities	$(6,561)	$20,211
Net cash used in investing activities	$(6,347)	$(11,171)
Net cash used in financing activities	$(3,887)	$(20,510)

Operating Activities

Our primary sources of cash from operating activities are the revenues generated from our Housekeeping and Dietary department services. Our primary uses of cash for operating activities are the funding of our payroll and other personnel-related costs, as well as the costs of supplies used in providing our services. The timing of cash receipts and cash payments are the primary drivers of the period-over-period changes in net cash provided by operating activities.

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

Financing Activities

The primary use of cash for financing activities is the payment of dividends. We have paid regular quarterly cash dividends since the second quarter of 2003. During 2017, we paid to shareholders regular quarterly cash dividends totaling $27.4 million as follows:

	Quarter Ended
	March 31, 2017	June 30, 2017
	(in thousands, except per share amounts)
Cash dividends paid per common share	$0.18625	$0.18750
Total cash dividends paid	$13,624	$13,750
Record date	February 17, 2017	May 19, 2017
Payment date	March 24, 2017	June 23, 2017

The dividends paid to shareholders during the six months ended June 30, 2017 were funded by the existing cash, cash equivalents and marketable securities held by the Company. Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. Partially offsetting the cash used to pay dividends are the proceeds received from the exercise of stock options by employees and directors.

The primary source of cash from financing activities is the net borrowings under our bank line of credit. We borrow for general corporate purposes as needed throughout the year, and have generally repaid the borrowings at each reporting period. The outstanding short-term borrowings balance as of June 30, 2017 relates to the timing of cash receipts and cash payments.

Line of Credit

At June 30, 2017, we had a $200 million bank line of credit on which to draw for general corporate purposes. The amounts drawn under the line of credit are payable upon demand. At June 30, 2017, there were $16.2 million in borrowings under the line of credit. At June 30, 2017, we also had outstanding $70.7 million in irrevocable standby letters of credit, which relate to payment obligations under our insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $70.7 million to $129.3 million at June 30, 2017. The letters of credit were increased to $74.2 million on July 3, 2017, which resulted in a corresponding decrease of the amount available under the line of credit to $125.8 million.

On July 11, 2017, we entered into an Amended and Restated Committed Line of Credit Note to increase our existing bank line and letter of credit availability to $300 million. Accordingly, the amount available under the line of credit is $225.8 million. There were no other changes to the terms of the line of credit and the proceeds available under the facility will be used for general corporate purposes.

The line of credit requires us to satisfy one financial covenant. The covenant and its respective status at June 30, 2017 was as follows:

Covenant Description and Requirement	As of June 30, 2017
Funded debt (1) to EBITDA(2) ratio: less than 3.00 to 1.00	0.64

(1)	All indebtedness for borrowed money, including but not limited to, capitalized lease obligations, reimbursement obligations in respect of letters of credit and guaranties of any such indebtedness.

(2)	Net income plus interest expense, income tax expense, depreciation, amortization and extraordinary non-recurring losses/gains.

As noted above, we were in compliance with our financial covenant at June 30, 2017 and we expect to remain in compliance. The line of credit expires on December 18, 2018.

Accounts and Notes Receivable

Our net accounts and notes receivable balance increased from December 31, 2016, primarily due to the timing of cash receipts from customers, as well as the overall growth in the business.

We expend considerable effort to collect the amounts due for our services on the terms agreed upon with our clients. Many of our clients participate in programs funded by federal and state governmental agencies which historically have encountered delays in making payments to their program participants. Whenever possible, when a client falls behind in making agreed-upon payments to us, we convert the unpaid accounts receivable to interest bearing promissory notes. The promissory notes receivable provide a means by which to further evidence the amounts owed and provide a definitive repayment plan and therefore may ultimately enhance our ability to collect the amounts due. At June 30, 2017 and December 31, 2016, we had $21.2 million and $19.2 million, net of reserves, respectively, of such promissory notes outstanding. Additionally, we consider restructuring service agreements from full service to management-only service in the case of certain clients experiencing financial difficulties. We believe that such restructuring arrangements may provide us with a means to maintain a relationship with the client while at the same time minimizing collection exposure.

We have had varying collections experience with respect to our accounts and notes receivable. When contractual terms are not met, we generally encounter difficulty in collecting amounts due from certain of our clients. Therefore, we have sometimes been required to extend the period of payment for certain clients beyond contractual terms. These clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for these collection problems and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $2.1 million for the six months ended June 30, 2017 and 2016. As a percentage of total revenues, these provisions represent approximately 0.2% for the six months ended June 30, 2017 and 0.3% for the six months ended June 30, 2016. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We also establish credit limits, perform ongoing credit evaluation and monitor accounts to minimize the risk of loss. Notwithstanding our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact in their cash flows, it would have a material adverse effect on our results of operations and financial condition.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2017, we had $77.1 million in cash, cash equivalents and marketable securities. The fair values of all of our cash equivalents and marketable securities are determined based on “Level 1” or “Level 2” inputs, which are based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

Investments in both fixed-rate and floating-rate investments carry a degree of interest rate risk. The market value of fixed rate securities may be adversely impacted by an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if there is a decline in the fair value of our investments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are intended to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this Form 10-Q, is reported in accordance with Securities and Exchange Commission rules. Disclosure controls are also intended to ensure that such information is accumulated and communicated to management, including the President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation as of June 30, 2017, pursuant to Exchange Act Rule 13a-15(b), our management, including our President and Chief Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act 13a-15(e)) are effective.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by our management, including our President and Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended June 30, 2017 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications

Certifications of the Principal Executive Officer and Principal Financial and Accounting Officer regarding, among other items, disclosure controls and procedures are included as exhibits to this Form 10-Q.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, Healthcare Services Group, Inc. (the “Company”) is involved in various administrative and legal proceedings, including labor and employment, contracts, personal injury, and insurance matters. The Company believes it is not a party to, nor are any of its properties the subject of, any pending legal proceeding or governmental examination that would have a material adverse effect on the Company’s consolidated financial condition or liquidity. However, in light of the uncertainties involved in such proceedings, the ultimate outcome of a particular matter could become material to the Company’s results of operations for a particular period depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s operating income for that period.

Item 1A. Risk Factors

During the six months ended June 30, 2017, the Company had one client, a multi-state provider, which accounted for approximately 13% of the Company’s total consolidated revenues, and another client which accounted for approximately 9% of the Company’s total consolidated revenues. These are among several major clients that contribute significantly to the Company’s total consolidated revenues. Although the Company expects to continue its relationships with these clients, there can be no assurance thereof. The loss, individually or in the aggregate, of such clients, or a significant reduction in the revenues the Company receives from such clients, could have a material adverse effect on the Company’s results of operations. In addition, if any of these clients change or alter current payment terms, it could increase the Company’s accounts receivable balance and have a material adverse effect on the Company’s cash flows.

There have been no other material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On July 11, 2017, the Company entered into an Amended and Restated Committed Line of Credit Note to increase the existing bank line and letter of credit availability to $300 million. There were no other changes to the terms of the line of credit and amounts drawn under the line of credit remain payable upon demand. The proceeds available under the facility will be used for general corporate purposes.

Item 6. Exhibits

The following exhibits are filed as part of this Report:

Exhibit Number	Description
10.1	Amended and Restated Committed Line of Credit Note, dated as of July 11, 2017
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following financial information from the Company’s Form 10-Q for the quarterly period ended June 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE SERVICES GROUP, INC.

Date:	July 28, 2017	/s/ Theodore Wahl
Theodore Wahl
President & Chief Executive Officer
(Principal Executive Officer)

Date:	July 28, 2017	/s/ John C. Shea
John C. Shea
Chief Financial Officer
(Principal Financial and Accounting Officer)