Form 10-Q
period 2017-09-30
HEALTHCARE SERVICES GROUP INC
filed 2017-10-27
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $.01 par value: 73,273,000 shares outstanding as of October 26, 2017.

Healthcare Services Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2017

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report and documents incorporated by reference into this report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the health care industry, primarily providers of long-term care; having one client which accounted for approximately 16% and another client which accounted for approximately 9% of our total consolidated revenues for the nine months ended September 30, 2017; credit and collection risks associated with this industry; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor-related matters such as minimum wage increases; continued realization of tax benefits arising from our corporate reorganization and self-funded health insurance program; risks associated with the reorganization of our corporate structure; and the risk factors described in Part I of our Form 10-K for the fiscal year ended December 31, 2016 under “Government Regulation of Clients,” “Competition” and “Service Agreements and Collections,” and under Item IA. “Risk Factors” in such Form 10-K and in this Form 10-Q.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Healthcare Services Group, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$11,005	$23,853
Marketable securities, at fair value	70,384	67,730
Accounts and notes receivable, less allowance for doubtful accounts of $9,795 as of September 30, 2017 and $6,911 as of December 31, 2016	367,009	271,276
Inventories and supplies	41,516	37,800
Prepaid expenses and other assets	25,628	13,965
Total current assets	515,542	414,624
Property and equipment, net	13,499	13,455
Goodwill	51,084	44,438
Other intangible assets, less accumulated amortization of $11,659 as of September 30, 2017 and $14,672 as of December 31, 2016	32,075	14,409
Notes receivable — long term portion	11,495	7,531
Deferred compensation funding, at fair value	27,387	24,119
Deferred income taxes	9,196	9,822
Other noncurrent assets	1,264	48
Total Assets	$661,542	$528,446

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$62,323	$42,912
Accrued payroll, accrued and withheld payroll taxes	48,786	22,303
Other accrued expenses	3,665	4,397
Borrowings under line of credit	25,000	—
Income taxes payable	10,781	7,686
Accrued insurance claims	24,827	23,573
Total current liabilities	175,382	100,871
Accrued insurance claims — long term portion	67,818	64,080
Deferred compensation liability	27,886	24,653
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000 shares authorized; 74,791 and 74,204 shares issued, and 73,265 and 72,601 shares outstanding as of September 30, 2017 and December 31, 2016, respectively	748	742
Additional paid-in capital	241,008	217,664
Retained earnings	157,678	130,940
Accumulated other comprehensive income (loss), net of taxes	844	(319)
Common stock in treasury, at cost, 1,525 shares as of September 30, 2017 and 1,603 shares as of December 31, 2016	(9,822)	(10,185)
Total stockholders’ equity	$390,456	$338,842
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$661,542	$528,446

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$491,355	$392,734	$1,366,721	$1,164,097
Operating costs and expenses:
Costs of services provided	426,924	336,340	1,179,816	998,595
Selling, general and administrative expense	32,940	27,182	93,141	78,192
Other income, net:
Investment and interest	1,439	1,359	4,523	2,548
Income before income taxes	32,930	30,571	98,287	89,858
Income tax provision	9,458	10,860	30,247	32,761
Net income	$23,472	$19,711	$68,040	$57,097

Per share data:
Basic earnings per common share	$0.32	$0.27	$0.93	$0.79
Diluted earnings per common share	$0.31	$0.27	$0.92	$0.78

Weighted average number of common shares outstanding:
Basic	73,461	72,839	73,272	72,718
Diluted	74,538	73,592	74,252	73,435

Comprehensive income:
Net income	$23,472	$19,711	$68,040	$57,097
Other comprehensive income:
Unrealized gain (loss) on available-for-sale marketable securities, net of taxes	82	(369)	1,163	765
Total comprehensive income	$23,554	$19,342	$69,203	$57,862

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$68,040	$57,097
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,342	5,632
Bad debt provision	4,000	3,200
Deferred income tax expense	—	2,748
Stock-based compensation expense, net of tax benefit from equity compensation plans (1)	(632)	1,363
Amortization of premium on marketable securities	929	1,053
Unrealized gain on deferred compensation fund investments	(3,351)	(1,041)
Changes in operating assets and liabilities:
Accounts and notes receivable	(103,697)	(54,954)
Inventories and supplies	(997)	(1,295)
Prepaid expenses and other assets	(11,658)	(5,279)
Deferred compensation funding	83	(941)
Accounts payable and other accrued expenses	(1,102)	(6,774)
Accrued payroll, accrued and withheld payroll taxes	28,575	22,065
Income taxes payable (1)	7,865	7,870
Accrued insurance claims	4,992	4,870
Deferred compensation liability	3,733	2,284
Net cash provided by operating activities	3,122	37,898

Cash flows from investing activities:
Disposals of fixed assets	264	177
Additions to property and equipment	(3,962)	(3,908)
Purchases of marketable securities	(22,149)	(18,751)
Sales of marketable securities	20,354	8,137
Cash paid for acquisition	(4,584)	—
Net cash used in investing activities	(10,077)	(14,345)

Cash flows from financing activities:
Dividends paid	(41,302)	(39,849)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	71	84
Tax benefit from equity compensation plans (1)	—	1,750
Proceeds from the exercise of stock options	10,338	5,600
Net proceeds from short-term borrowings	25,000	—
Net cash used in financing activities	(5,893)	(32,415)

Net change in cash and cash equivalents	(12,848)	(8,862)
Cash and cash equivalents at beginning of the period	23,853	33,189
Cash and cash equivalents at end of the period	$11,005	$24,327

(1) The Company adopted the provisions of ASU 2016-09 prospectively, and as such the amounts reflected for the nine months ended September 30, 2016 have not been adjusted.

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statement of Stockholders’ Equity
(in thousands, except per share amounts)
(Unaudited)

	For the Nine Months Ended September 30, 2017
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2016	74,204	$742	$217,664	$(319)	$130,940	$(10,185)	$338,842
Comprehensive income:
Net income for the period					68,040		68,040
Unrealized gain on available-for-sale marketable securities, net of taxes				1,163			1,163
Comprehensive income							69,203
Exercise of stock options and other stock-based compensation, net of shares tendered for payment	528	5	10,333				10,338
Share-based compensation expense — stock options, restricted stock and restricted stock units			3,773				3,773
Treasury shares issued for Deferred Compensation Plan funding and redemptions			487			14	501
Shares issued pursuant to Employee Stock Plan			1,752			339	2,091
Cash dividends					(41,302)		(41,302)
Shares issued pursuant to Dividend Reinvestment Plans			61			10	71
Shares issued pursuant to acquisition	59	1	2,500				2,501
Contingent shares issuable pursuant to acquisition			4,438				4,438
Balance — September 30, 2017	74,791	$748	$241,008	$844	$157,678	$(9,822)	$390,456

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

The Company provides services primarily pursuant to full service agreements with its clients. In such agreements, the Company is responsible for the day-to-day management of employees located at the clients’ facilities. The Company also provides services on the basis of management-only agreements for a limited number of clients. The agreements with clients typically provide for renewable one year service terms, cancelable by either party upon 30 to 90 days’ notice after the initial 60 to 120 day period.

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

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows. However, in the Company’s opinion, all adjustments which are of a normal recurring nature and are necessary for a fair presentation have been reflected in these consolidated financial statements. The balance sheet shown in this report as of December 31, 2016 has been derived from, and does not include, all of the disclosures contained in the financial statements for the year ended December 31, 2016. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for any future period.

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

Revenue Recognition

Revenues from the Company’s service agreements with clients are recognized as services are performed. Revenues are reported net of sales taxes that are collected from customers and remitted to taxing authorities.

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

Concentrations of Credit Risk

The financial instruments that are subject to concentrations of credit risk are cash and cash equivalents, marketable securities, deferred compensation funding and accounts and notes receivable. The Company’s marketable securities are fixed income investments which are highly liquid and can be readily purchased or sold through established markets. At September 30, 2017 and December 31, 2016, substantially all of the Company’s cash and cash equivalents and marketable securities were held in one large financial institution located in the United States.

The Company’s clients are concentrated in the health care industry and are primarily providers of long-term care. The revenues of many of the Company’s clients are highly reliant on Medicare, Medicaid and third party payors’ reimbursement funding rates. New legislation or changes in existing regulations could be made which could directly impact the governmental reimbursement programs in which the clients participate. The full effect of any such programs would not be realized until these laws are fully implemented and governmental agencies issue applicable regulations or guidance.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which was subsequently amended and updated throughout 2015 and 2016. The standard provides guidance on revenue recognition, among other topics such as the accounting for compensation and costs to obtain a contract. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Adoption is required for reporting periods beginning after December 15, 2017, with early adoption prohibited. The Company plans to adopt the standard beginning on January 1, 2018 utilizing the modified retrospective method. The Company has evaluated the impact of the adoption of this ASU by reviewing the nature and terms of existing contracts under the provisions of the new guidance and designing operational and process updates required for ongoing compliance. Management does not expect a material impact to the Company's accounting for the revenue earned related to its Housekeeping and Dietary department services. Management anticipates that the most significant impact of the new standard will relate to additional disclosure obligations.

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

Note 2—Changes in Accumulated Other Comprehensive Income by Component

Accumulated other comprehensive income consists of unrealized gains and losses from the Company’s available-for-sale marketable securities. The following table provides a summary of the changes in accumulated other comprehensive income for the nine months ended September 30, 2017 and 2016:

	Unrealized Gains and Losses on Available-for-Sale Securities(1)
	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Accumulated other comprehensive income (loss) — beginning balance	$(319)	$543
Other comprehensive income before reclassifications	1,162	909
Losses (gains) reclassified from other comprehensive income	1	(144)
Net current period other comprehensive income(2)	1,163	765
Accumulated other comprehensive income — ending balance	$844	$1,308

(1)	All amounts are net of tax.

(2)	For the nine months ended September 30, 2017 and 2016, these changes in other comprehensive income were net of tax effects of $0.6 million and $0.4 million respectively.

Amounts reclassified from accumulated other comprehensive income (loss) represent realized gains or losses on the sale of the Company’s available-for-sale securities. Realized gains and losses are recorded pre-tax within “Other income - Investment and interest” in the Consolidated Statements of Comprehensive Income. Refer to Note 5 - Fair Value Measurements for further information. The table below shows the reclassification adjustments out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016:

	Amounts Reclassified from Accumulated Other Comprehensive Income
	2017	2016
	(in thousands)
Three Months Ended September 30,
Gains (losses) from the sale of available-for-sale securities	$171	$(17)
Tax expense (benefit)	$(54)	$8
Net gain (loss) reclassified from accumulated other comprehensive income	$117	$(9)
Nine Months Ended September 30,
Gains (losses) from the sale of available-for-sale securities	$(2)	$226
Tax expense (benefit)	$1	$(82)
Net gain (loss) reclassified from accumulated other comprehensive income	$(1)	$144

Note 3—Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded over the estimated useful life of each class of depreciable asset, and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

The following table sets forth the amounts of property and equipment by each class of depreciable asset as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(in thousands)
Housekeeping and Dietary equipment	$22,057	$21,136
Computer hardware and software	12,381	11,750
Other (1)	988	1,133
Total property and equipment, at cost	35,426	34,019
Less accumulated depreciation	21,927	20,564
Total property and equipment, net	$13,499	$13,455

(1)	Includes furniture and fixtures, leasehold improvements and autos and trucks.

Depreciation expense for each of the three months ended September 30, 2017 and 2016 was $1.1 million. Depreciation expense for the nine months ended September 30, 2017 and 2016 was $3.7 million and $3.5 million, respectively.

Note 4—Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets of an acquired business. Goodwill is not amortized, but is evaluated for impairment on an annual basis, or more frequently if impairment indicators arise.

Goodwill by reportable operating segment, as described in Note 10 - Segment Information, was approximately $42.4 million and $8.7 million for Housekeeping and Dietary, respectively, as of September 30, 2017. At December 31, 2016, goodwill by reportable operating segment was $42.3 million and $2.1 million for Housekeeping and Dietary, respectively. The increase in goodwill is related to the acquisition of certain Dietary-related assets during 2017.

Intangible Assets

The Company’s intangible assets consist of customer relationships which were obtained through acquisitions and are recorded at their fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful lives. The customer relationships have a weighted-average amortization period of 9.9 years. As of September 30, 2017, certain customer relationship intangible assets were fully amortized and the respective balances were written off. The increase from year-end is related to the acquisition of certain Dietary-related assets during 2017.

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remainder of 2017, the following five fiscal years and thereafter:

Period/Year	Total Amortization Expense
(in thousands)
October 1 to December 31, 2017	$1,116
2018	$4,363
2019	$4,165
2020	$4,165
2021	$4,165
2022	$4,165
Thereafter	$9,858

Amortization expense for the three months ended September 30, 2017 and 2016 was $1.0 million and $0.6 million, respectively. Amortization expense for the nine months ended September 30, 2017 and 2016 was $2.7 million and $2.1 million, respectively.

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

The Company’s marketable securities consist of tax-exempt municipal bonds, which are classified as available-for-sale and are reported at fair value. Unrealized gains and losses associated with these investments are included in other comprehensive income (net of tax) within the Consolidated Statements of Comprehensive Income. The fair value of these marketable securities is classified within Level 2 of the fair value hierarchy, as these securities are measured using quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable. Such valuations are determined by a third-party pricing service. For the three months ended September 30, 2017 and 2016, the Company recorded unrealized gains of $82 thousand and unrealized losses of $0.4 million on marketable securities, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded unrealized gains of $1.2 million and $0.8 million on marketable securities, respectively.

For the three months ended September 30, 2017 and 2016, the Company received total proceeds, less the amount of interest received, of $5.7 million and $3.0 million, respectively, from sales of available-for-sale municipal bonds. For the three months ended September 30, 2017, these sales resulted in realized gains of $171 thousand which were recorded in “Other income, net – Investment and interest” in the Consolidated Statements of Comprehensive Income. The basis for the sale of these securities was the specific identification of each bond sold during the period. For the three months ended September 30, 2016, there were $17 thousand in realized losses.

For the nine months ended September 30, 2017 and 2016, the Company received total proceeds, less the amount of interest received, of $20.2 million and $8.1 million, respectively, from sales of available-for-sale municipal bonds. For the nine months ended September 30, 2017, these sales resulted in realized losses of $2 thousand which were recorded in “Other income, net – Investment and interest” in the Consolidated Statements of Comprehensive Income. The basis for the sale of these securities was the specific identification of each bond sold during the period. For the nine months ended September 30, 2016, there were $226 thousand in realized gains.

The investments under the funded deferred compensation plan are accounted for as trading securities and unrealized gains or losses are included in earnings. The fair value of these investments are determined based on quoted market prices (Level 1).

The following tables provide fair value measurement information for the Company’s marketable securities and deferred compensation fund investments as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$70,384	$70,384	$—	$70,384	$—

Deferred compensation fund
Money Market (1)	$2,378	$2,378	$—	$2,378	$—
Balanced and Lifestyle	8,181	8,181	8,181	—	—
Large Cap Growth	7,227	7,227	7,227	—	—
Small Cap Growth	3,359	3,359	3,359	—	—
Fixed Income	3,038	3,038	3,038	—	—
International	1,471	1,471	1,471	—	—
Mid Cap Growth	1,733	1,733	1,733	—	—
Deferred compensation fund	$27,387	$27,387	$25,009	$2,378	$—

	As of December 31, 2016
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$67,730	$67,730	$—	$67,730	$—

Deferred compensation fund
Money Market (1)	$3,147	$3,147	$—	$3,147	$—
Balanced and Lifestyle	7,162	7,162	7,162	—	—
Large Cap Growth	5,583	5,583	5,583	—	—
Small Cap Growth	2,933	2,933	2,933	—	—
Fixed Income	2,752	2,752	2,752	—	—
International	1,132	1,132	1,132	—	—
Mid Cap Growth	1,410	1,410	1,410	—	—
Deferred compensation fund	$24,119	$24,119	$20,972	$3,147	$—

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-than-temporary Impairments
	(in thousands)
September 30, 2017
Type of security:
Municipal bonds — available-for-sale	$69,085	$1,379	$(80)	$70,384	$—
Total debt securities	$69,085	$1,379	$(80)	$70,384	$—

December 31, 2016
Type of security:
Municipal bonds — available-for-sale	$68,220	$178	$(668)	$67,730	$—
Total debt securities	$68,220	$178	$(668)	$67,730	$—

The following table summarizes the contractual maturities of debt securities held at September 30, 2017 and December 31, 2016, which are classified as marketable securities in the Consolidated Balance Sheets:

	Municipal Bonds — Available-for-Sale
Contractual maturity:	September 30, 2017	December 31, 2016
	(in thousands)
Maturing in one year or less	$1,403	$973
Maturing in second year through fifth year	23,879	28,671
Maturing in sixth year through tenth year	19,346	21,651
Maturing after ten years	25,756	16,435
Total debt securities	$70,384	$67,730

Note 6— Stock-Based Compensation

A summary of stock-based compensation expense for the nine months ended September 30, 2017 and 2016 is as follows:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Stock options	$2,885	$2,399
Restricted stock and restricted stock units	888	412
Employee Stock Purchase Plan	365	302
Total pre-tax stock-based compensation expense charged against income (1)	$4,138	$3,113

(1)	Stock-based compensation expense is recorded in selling, general and administrative expense in the Company’s Consolidated Statements of Comprehensive Income.

At September 30, 2017, the unrecognized compensation cost related to unvested stock options and awards was $12.7 million. The weighted average period over which these awards will vest is approximately 3.0 years.

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

As of September 30, 2017, 3.4 million shares of common stock were reserved for issuance under the Plan, including 0.8 million shares available for future grant. No stock award will have a term in excess of ten years. All awards granted under the Plan become vested and exercisable ratably over a five year period on each yearly anniversary of the grant date.

The Nominating, Compensation and Stock Option Committee of the Board of Directors is responsible for determining the terms of the grants in accordance with the Plan.

Stock Options

A summary of stock options outstanding under the Plan as of December 31, 2016 and changes during the nine months ended September 30, 2017 is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price
	(in thousands)
December 31, 2016	2,615	$24.61
Granted	544	$39.38
Canceled	(93)	$33.66
Exercised	(513)	$20.39
September 30, 2017	2,553	$28.27

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2017 and 2016 was $8.52 and $7.46 per common share, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2017 and 2016 was $13.3 million and $4.6 million, respectively.

The fair value of stock option awards granted in 2017 and 2016 was estimated on the date of grant using the Black-Scholes option valuation model using the following assumptions:

	Nine Months Ended
	2017	2016
Risk-free interest rate	2.0%	2.0%
Weighted average expected life (years)	5.8 years	5.8 years
Expected volatility	25.1%	26.0%
Dividend yield	1.9%	2.0%

The following table summarizes other information about the stock options at September 30, 2017:

September 30, 2017
(in thousands, except per share data)
Outstanding:
Aggregate intrinsic value	$65,589
Weighted average remaining contractual life (years)	6.5 years
Exercisable:
Number of options	1,123
Weighted average exercise price	$21.05
Aggregate intrinsic value	$36,950
Weighted average remaining contractual life (years)	4.5 years

Restricted Stock

During the nine months ended September 30, 2017, the Company did not grant any restricted stock. During the nine months ended September 30, 2016, the Company granted 44 thousand shares of restricted stock with a weighted average grant date fair value of $34.14 per share. Fair value is determined based on the market price of the shares on the date of grant.

A summary of the outstanding restricted stock awards as of December 31, 2016 and changes during the nine months ended September 30, 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2016	74	$32.09
Granted	—	$—
Vested	(18)	$31.41
Forfeited	—	$—
September 30, 2017	56	$32.30

Restricted Stock Units

During the nine months ended September 30, 2017, the Company granted 88 thousand restricted stock units with a weighted average grant date fair value of $40.16 per unit. Fair value is determined based on the market price of the underlying shares on the date of grant. During the nine months ended September 30, 2016, there were no grants of restricted stock units.

A summary of the outstanding restricted stock units as of December 31, 2016 and changes during the nine months ended September 30, 2017 is as follows:

	Units	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2016	—	$—
Granted	88	$40.16
Vested	—	$—
Forfeited	—	$—
September 30, 2017	88	$40.16

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan ("ESPP") is currently available through 2021 to all eligible employees. All full-time and part-time employees who work an average of 20 hours per week and have completed two years of continuous service with the Company are eligible to participate. Annual offerings commence and terminate on the respective year’s first and last calendar day.

Under the ESPP, the Company is authorized to issue up to 4.1 million shares of its common stock to its employees. Pursuant to such authorization, there are 2.3 million shares available for future grant at September 30, 2017.

The stock-based compensation expense associated with the options granted under the ESPP during the nine months ended September 30, 2017 and 2016 was estimated on the date of grant using the Black-Scholes option valuation model using the following assumptions:

	Nine Months Ended September 30,
	2017	2016
Risk-free interest rate	1.05%	0.58%
Weighted average expected life (years)	1.0	1.0
Expected volatility	21.2%	19.7%
Dividend yield	1.9%	2.0%

Deferred Compensation Plan

The Company offers a Supplemental Executive Retirement Plan (“SERP”) for certain key executives and employees. The SERP allows participants to defer a portion of their earned income on a pre-tax basis and as of the last day of each plan year, each participant will be credited with a match of a portion of their deferral in the form of the Company’s common stock based on the then-current market value. Under the SERP, the Company is authorized to issue 1.0 million shares of its common stock to its employees. Pursuant to such authorization, the Company has 0.4 million shares available for future grant at September 30, 2017. At the time of issuance, such shares are accounted for at cost as treasury stock.

The following table summarizes information about the SERP during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
SERP expense (1)	$460	$443
Unrealized gain recorded in SERP liability account	$3,375	$1,114

(1) Both the SERP match and the deferrals are included in the selling, general and administrative caption in the consolidated statements of comprehensive income.

Note 7— Dividends

During the nine months ended September 30, 2017, the Company paid regular quarterly cash dividends totaling approximately $41.3 million as follows:

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017
	(in thousands, except per share amounts)
Cash dividends paid per common share	$0.18625	$0.18750	$0.18875
Total cash dividends paid	$13,624	$13,750	$13,883
Record date	February 17, 2017	May 19, 2017	August 18, 2017
Payment date	March 24, 2017	June 23, 2017	September 22, 2017

Additionally, on October 17, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.19 per common share, which will be paid on December 22, 2017, to shareholders of record as of the close of business on November 17, 2017.

Cash dividends declared for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cash dividends declared per common share	$0.19000	$0.18500	$0.56625	$0.55125

Note 8— Income Taxes

The 2017 estimated annual effective tax rate is expected to be approximately 31.9%. Due to the adoption of ASU 2016-09, the tax effects of option exercises or vested awards should be treated as discrete items in the reporting period in which they occur, and therefore cannot be considered in the calculation of the estimated annual effective tax rate. Excluding the impact of ASU 2016-09, the estimated annual effective tax rate would be 35.6%.

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

The Company accounts for income taxes using the asset and liability method, which results in recognizing income tax expense based on the amount of income taxes payable or refundable for the current year. Additionally, the Company regularly evaluates the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on the evaluation, there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years ended December 31, 2013 through 2016 (with regard to U.S. federal income tax returns) and December 31, 2012 through 2016 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2017.

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

Note 9—Related Party Transactions

A director is a member of a law firm retained by the Company. In each of the nine months ended September 30, 2017 and 2016, fees paid to such firm by the Company did not exceed $120,000. Additionally, such fees did not exceed, in either period, 5% of such firm’s or the Company’s revenues.

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

The Company’s accounting policies for the segments are generally the same as described in the Company’s significant accounting policies. Differences between the reportable segments’ operating results and other disclosed data and the information in the consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level using other than generally accepted accounting principles. There are certain inventories and supplies that are primarily expensed when incurred within the operating segments, while they are capitalized in the consolidated financial statements. In addition, most corporate expenses such as corporate salary and benefit costs, certain legal costs, information technology costs, depreciation, amortization of finite-lived intangible assets, share based compensation costs and other corporate-specific costs, are not allocated to the operating segments. There are also allocations for workers’ compensation and general liability expense within the operating segments that differ from the actual expense recorded by the Company under U.S. GAAP. Segment amounts disclosed are prior to elimination entries made in consolidation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenues
Housekeeping	$247,395	$239,584	$733,737	$716,154
Dietary	243,960	153,150	632,984	447,943
Total	$491,355	$392,734	$1,366,721	$1,164,097

Income before income taxes
Housekeeping	$26,848	$23,645	$71,524	$68,966
Dietary	11,366	7,884	34,733	26,103
Corporate and eliminations (1)	(5,284)	(958)	(7,970)	(5,211)
Total	$32,930	$30,571	$98,287	$89,858

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Weighted average number of common shares outstanding - basic	73,461	72,839	73,272	72,718
Effect of dilutive securities (1)	1,077	753	980	717
Weighted average number of common shares outstanding - diluted	74,538	73,592	74,252	73,435

(1)
Certain outstanding stock option awards are anti-dilutive and were therefore excluded from the calculation of the weighted average number of diluted common shares outstanding. During the three months ended September 30, 2017, there were no anti-dilutive stock options excluded and during the nine months ended September 30, 2017, options to purchase 0.5 million shares having a weighted average exercise price of $39.38 per share were excluded. During the three and nine months ended September 30, 2016, options to purchase 0.5 million shares having a weighted average exercise price of $34.14 per share were excluded.

Note 12— Other Contingencies

Line of Credit

At September 30, 2017, the Company had a $300 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and at September 30, 2017, there were $25.0 million in borrowings under the line of credit. The line of credit requires the Company to satisfy one financial covenant, with which the Company is in compliance as of September 30, 2017 and expects to remain in compliance. The line of credit expires on December 18, 2018.

At September 30, 2017, the Company also had outstanding $74.2 million in irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $74.2 million to $200.8 million at September 30, 2017. The letters of credit were increased to $77.6 million on October 2, 2017.

Tax Jurisdictions and Matters

The Company provides services throughout the continental United States and is subject to numerous state and local taxing jurisdictions. In the ordinary course of business, a jurisdiction may contest the Company’s reporting positions with respect to the application of its tax code to the Company’s services, which could result in additional tax liabilities.

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

Government Regulations

The Company’s clients are concentrated in the health care industry and are primarily providers of long-term care. The revenues of many of the Company’s clients are highly reliant on Medicare, Medicaid and third party payors’ reimbursement funding rates. New legislation or additional changes in existing regulations could directly impact the governmental reimbursement programs in which the clients participate. The full effect of any such programs would not be realized until these laws are fully implemented and government agencies issue applicable regulations or guidance.

Note 13—Subsequent Events

The Company evaluated all subsequent events through the filing date of this Form 10-Q. There were no events or transactions occurring during this subsequent reporting period which require recognition or additional disclosure in these financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items when comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of September 30, 2017 and December 31, 2016 and the notes accompanying those financial statements.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of heath care providers, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to over 3,500 facilities throughout the continental United States as of September 30, 2017. Although we do not directly participate in any government reimbursement programs, our clients’ reimbursements are subject to government regulation. Therefore, our clients are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

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

At September 30, 2017, Housekeeping services were provided at essentially all of our more than 3,500 client facilities, generating approximately 53.7% or $733.7 million of our total revenues for the nine months ended September 30, 2017. Dietary department services were provided to over 1,500 client facilities at September 30, 2017 and contributed approximately 46.3% or $633.0 million of our total revenues for the nine months ended September 30, 2017.

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

Three Months Ended September 30, 2017 and 2016

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, for the three months ended September 30, 2017 and 2016. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial results relate primarily to corporate level transactions and recording of transactions at the reportable segment level using other than generally accepted accounting principles.

	Three Months Ended September 30,
	2017	2016	% Change
	(in thousands)
Revenues
Housekeeping	$247,395	$239,584	3.3%
Dietary	243,960	153,150	59.3%
Consolidated	$491,355	$392,734	25.1%

Costs of Services Provided
Housekeeping	$220,547	$215,939	2.1%
Dietary	232,594	145,266	60.1%
Corporate and eliminations	(26,217)	(24,865)	5.4%
Consolidated	$426,924	$336,340	26.9%

Selling, general and administrative expense
Corporate and eliminations	$32,940	$27,182	21.2%

Investment and interest income
Corporate and eliminations	$1,439	$1,359	5.9%

Income (loss) before income taxes
Housekeeping	$26,848	$23,645	13.5%
Dietary	11,366	7,884	44.2%
Corporate and eliminations	(5,284)	(958)	451.6%
Consolidated	$32,930	$30,571	7.7%

Housekeeping revenues represented approximately 50.3% of consolidated revenues for the third quarter 2017. Dietary revenues represented approximately 49.7% of consolidated revenues for the third quarter 2017.

The following table sets forth the ratio which certain items bear to consolidated revenues:

	Three Months Ended September 30,
	2017	2016
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	86.9%	85.6%
Selling, general and administrative expense	6.7%	6.9%
Investment and interest income	0.3%	0.3%
Income before income taxes	6.7%	7.8%
Income taxes	1.9%	2.8%
Net income	4.8%	5.0%

Revenues

Consolidated

Consolidated revenues increased 25.1% to $491.4 million in the third quarter 2017 compared to $392.7 million in the third quarter 2016, as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping’s 3.3% net growth in reportable segment revenues resulted from service agreements entered into with new clients. Dietary’s 59.3% net growth in reportable segment revenues resulted primarily from providing these services to existing Housekeeping clients.

Costs of Services Provided

Consolidated

Consolidated costs of services increased 26.9% to $426.9 million in the third quarter 2017 compared to $336.3 million in the third quarter 2016, which is primarily related to our 25.1% growth in consolidated revenues for the same period. As a percentage of consolidated revenues, costs of services increased to 86.9% in the third quarter 2017 from 85.6% in the third quarter 2016.

Certain significant components within our costs of services are subject to fluctuation with changes in our business and client base. Labor and other labor-related costs, dining and housekeeping supplies, and self insurance costs account for most of our consolidated costs of services. See the discussion under Reportable Segments below for additional information on the changes in the components of costs of services.

The following table provides a comparison of key indicators we consider when managing the consolidated cost of services provided:

	Three Months Ended September 30,
Costs of Services Provided-Key Indicators as a % of Consolidated Revenue	2017	2016	Change
Bad debt provision	0.4%	0.3%	0.1%
Workers’ compensation and general liability insurance	2.6%	2.7%	(0.1)%

The change in the Company’s bad debt provision as a percentage of consolidated revenue is related to our assessment of the collectability of our accounts and notes receivable.

The decrease in workers’ compensation and general liability insurance expense as a percentage of consolidated revenue is primarily the result of the Company’s ongoing initiatives to promote safety and accident prevention in the workplace, as well as proactive management of workers’ compensation claims, which positively impact our claims experience.

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues, decreased to 89.1% for the third quarter 2017 from 90.1% in the third quarter 2016. Costs of services provided for Dietary, as a percentage of Dietary revenues, increased to 95.3% for the third quarter 2017 from 94.9% in the third quarter 2016.

The following table provides a comparison of the key indicators we consider when managing costs of services at the segment level, as a percentage of the respective segment revenues:

	Three Months Ended September 30,
Costs of Services Provided-Key Indicators as a % of Segment Revenue	2017	2016	Change
Housekeeping labor and other labor-related costs	79.6%	81.0%	(1.4)%
Housekeeping supplies	7.9%	7.7%	0.2%
Dietary labor and other labor-related costs	58.0%	54.5%	3.5%
Dietary supplies	35.4%	37.8%	(2.4)%

The ratios of these key indicators generally remain relatively consistent. However, during this period of high-growth, the Company has experienced some inefficiencies when integrating new business and facilities. Such inefficiencies can relate to standardizing work flows and labor resources, establishing administrative structures, provisioning and other operational and logistical activities. Further, variations in these ratios can relate to changes in the mix of clients for whom we provide supplies or do not provide supplies. Management focuses on building efficiencies based on our operational expertise, managing labor and labor-related costs, as well as managing supply chain costs by leveraging economies of scale.

Selling, General and Administrative Expense

Excluding the change in the deferred compensation plan described below, consolidated selling, general and administrative expense increased $5.6 million or 21.3% compared to the third quarter 2016, related primarily to our overall growth.

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under the deferred compensation plan that represent the amounts held on behalf of the participating employees. Changes in the value of these investments affect the amount of our deferred compensation liability. Gains on the plan investments during the third quarter 2017 and 2016 increased our selling, general and administrative expense for these periods.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(in thousands)
Selling, general and administrative expense excluding change in deferred compensation liability	$31,878	$26,286	$5,592	21.3%
Gain on deferred compensation plan investments	1,062	896	166	18.5%
Selling, general and administrative expense	$32,940	$27,182	$5,758	21.2%

Consolidated Investment and Interest Income

Investment and interest income increased 5.9% for the three months ended September 30, 2017 compared to the corresponding 2016 period, primarily due to favorable market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan. Realized gains and losses on our available-for-sale municipal bonds also impacted consolidated investment income.

Consolidated Income Taxes

For the third quarter 2017, our effective tax rate was 28.7%, versus 35.5% for the same period in 2016. In the first quarter 2017, the Company adopted ASU 2016-09, under which excess tax benefits related to share-based payments were recognized as a component of income tax expense, as opposed to additional paid-in capital, resulting in a decrease in 2017 income tax expense. Differences between the effective tax rate and the applicable U.S. federal statutory rate generally arise primarily from the effect of state and local income taxes, share-based compensation and tax credits available to the Company.

Nine Months Ended September 30, 2017 and 2016

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, for the nine months ended September 30, 2017 and 2016. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial results relate primarily to corporate level transactions and recording of transactions at the reportable segment level using other than generally accepted accounting principles.

	Nine Months Ended September 30,
	2017	2016	% Change
	(in thousands)
Revenues
Housekeeping	$733,737	$716,154	2.5%
Dietary	632,984	447,943	41.3%
Consolidated	$1,366,721	$1,164,097	17.4%

Costs of Services Provided
Housekeeping	$662,213	$647,188	2.3%
Dietary	598,251	421,840	41.8%
Corporate and eliminations	(80,648)	(70,433)	14.5%
Consolidated	$1,179,816	$998,595	18.1%

Selling, general and administrative expense
Corporate and eliminations	$93,141	$78,192	19.1%

Investment and interest income
Corporate and eliminations	$4,523	$2,548	77.5%

Income (loss) before income taxes
Housekeeping	$71,524	$68,966	3.7%
Dietary	34,733	26,103	33.1%
Corporate and eliminations	(7,970)	(5,211)	52.9%
Consolidated	$98,287	$89,858	9.4%

Housekeeping and Dietary respectively represented approximately 53.7% and 46.3% of consolidated revenues for the nine months ended September 30, 2017.

The following table sets forth the ratio which certain items bear to consolidated revenues:

	Nine Months Ended September 30,
	2017	2016
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	86.3%	85.8%
Selling, general and administrative expense	6.8%	6.7%
Investment and interest income	0.3%	0.2%
Income before income taxes	7.2%	7.7%
Income taxes	2.2%	2.8%
Net income	5.0%	4.9%

Revenues

Consolidated

Consolidated revenues increased 17.4% to $1.4 billion in the nine months ended September 30, 2017 compared to $1.2 billion in the corresponding period in 2016 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping’s 2.5% net growth in reportable segment revenues resulted from service agreements entered into with new clients.
Dietary’s 41.3% net growth in reportable segment revenues resulted primarily from providing these services to existing Housekeeping clients.

Costs of services provided

Consolidated

Consolidated costs of services increased 18.1% to $1.2 billion for the nine months ended September 30, 2017 compared to $1.0 billion for the nine months ended September 30, 2016, which is primarily related to our 17.4% growth in consolidated revenues for the same period. As a percentage of consolidated revenues, costs of services increased to 86.3% in the nine months ended September 30, 2017 from 85.8% in the corresponding period in 2016.

Certain significant components within our costs of services are subject to fluctuation with changes in our business and client base. Labor and other labor-related costs, dining and housekeeping supplies, and self insurance costs account for most of our consolidated costs of services. See the discussion under Reportable Segments below for additional information on the changes in the components of costs of services.

The following table provides a comparison of key indicators we consider when managing the consolidated cost of services provided:

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

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues, decreased to 90.3% for the nine months ended September 30, 2017 from 90.4% in the corresponding period in 2016. Costs of services provided for Dietary, as a percentage of Dietary revenues, increased to 94.5% for the nine months ended September 30, 2017 from 94.2% in the corresponding period in 2016.

The following table provides a comparison of the key indicators we consider when managing the costs of services at the segment level, as a percentage of the respective segment revenues:

	Nine Months Ended September 30,
Costs of Services Provided-Key Indicators as a % of Segment Revenue	2017	2016	Change
Housekeeping labor and other labor-related costs	80.0%	80.0%	—%
Housekeeping supplies	8.0%	7.8%	0.2%
Dietary labor and other labor-related costs	55.9%	53.5%	2.4%
Dietary supplies	36.6%	38.1%	(1.5)%

The ratios of these key indicators generally remain relatively consistent. However, during this period of high-growth, the Company has experienced some inefficiencies when integrating new business and facilities. Such inefficiencies can relate to standardizing work flows and labor resources, establishing administrative structures, provisioning and other operational and logistical activities. Further, variations in these ratios can relate to changes in the mix of clients for whom we provide supplies or do not provide supplies. Management focuses on building efficiencies based on our operational expertise, managing labor and labor-related costs, as well as managing supply chain costs by leveraging economies of scale.

Selling, General and Administrative Expense

Excluding the change in the deferred compensation plan described below, consolidated selling, general and administrative expense increased $12.7 million or 16.5% during the nine months ended September 30, 2017, related primarily to our overall growth.

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under the deferred compensation plan that represent the amounts held on behalf of the participating employees. Changes in the value of these investments affect the amount of our deferred compensation liability. Gains on the plan investments during the nine months ended September 30, 2017 and 2016 increased our selling, general and administrative expense for these periods.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(in thousands)
Selling, general and administrative expense excluding change in deferred compensation liability	$89,766	$77,078	$12,688	16.5%
Gain on deferred compensation plan investments	3,375	1,114	2,261	203.0%
Selling, general and administrative expense	$93,141	$78,192	$14,949	19.1%

Consolidated Investment and Interest Income

Investment and interest income increased 77.5% for the nine months ended September 30, 2017 compared to the corresponding 2016 period, primarily due to favorable market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan. Realized gains and losses on our available-for-sale municipal bonds also impacted consolidated investment income.

Consolidated Income Taxes

For the nine months ended September 30, 2017, our effective tax rate was 30.8% compared to 36.5% for the 2016 period. In the first quarter 2017, the Company adopted ASU 2016-09, under which excess tax benefits related to share-based payments were recognized as a component of income tax expense, as opposed to additional paid-in capital, resulting in a decrease in 2017 income tax expense. Differences between the effective tax rate and the applicable U.S. federal statutory rate generally arise primarily from the effect of state and local income taxes, share-based compensation and tax credits available to the Company.

Liquidity and Capital Resources

Cash generated through operations is our primary source of liquidity. At September 30, 2017, we had cash, cash equivalents and marketable securities of $81.4 million and working capital of $340.2 million, compared to December 31, 2016 cash, cash equivalents and marketable securities of $91.6 million and working capital of $313.8 million. The increase in working capital is driven by growth in new business and by the timing of payments and cash receipts as of September 30, 2017 as compared with December 31, 2016. As of September 30, 2017, we had an unused line of credit of $200.8 million. Our current ratio was 2.9 to 1 at September 30, 2017 versus 4.1 to 1 at December 31, 2016.

For the nine months ended September 30, 2017 and 2016, our cash flows were as follows:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
	(in thousands)
Net cash provided by operating activities	$3,122	$37,898
Net cash used in investing activities	$(10,077)	$(14,345)
Net cash used in financing activities	$(5,893)	$(32,415)

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

Financing Activities

The primary use of cash for financing activities is the payment of dividends. We have paid regular quarterly cash dividends since the second quarter of 2003. During 2017, we paid to shareholders regular quarterly cash dividends totaling $41.3 million as follows:

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017
	(in thousands, except per share amounts)
Cash dividends paid per common share	$0.18625	$0.18750	$0.18875
Total cash dividends paid	$13,624	$13,750	$13,883
Record date	February 17, 2017	May 19, 2017	August 18, 2017
Payment date	March 24, 2017	June 23, 2017	September 22, 2017

The dividends paid to shareholders during the nine months ended September 30, 2017 were funded by the existing cash, cash equivalents and marketable securities held by the Company. Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividend, we expect to continue to pay a regular quarterly cash dividend. Partially offsetting the cash used to pay dividends are the proceeds received from the exercise of stock options by employees and directors.

The primary source of cash from financing activities is the net borrowings under our bank line of credit. We borrow for general corporate purposes as needed throughout the year. The outstanding short-term borrowings balance as of September 30, 2017 relates to the timing of cash receipts and cash payments.

Line of Credit

At September 30, 2017, we had a $300 million bank line of credit on which to draw for general corporate purposes. The amounts drawn under the line of credit are payable upon demand. At September 30, 2017, there were $25.0 million in borrowings under the line of credit. At September 30, 2017, we also had outstanding $74.2 million in irrevocable standby letters of credit, which relate to payment obligations under our insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $74.2 million to $200.8 million at September 30, 2017. The letters of credit were increased to $77.6 million on October 2, 2017.

The line of credit requires us to satisfy one financial covenant. The covenant and its respective status at September 30, 2017 was as follows:

Covenant Description and Requirement	As of September 30, 2017
Funded debt (1) to EBITDA(2) ratio: less than 3.00 to 1.00	0.72

(1)	All indebtedness for borrowed money, including but not limited to, capitalized lease obligations, reimbursement obligations in respect of letters of credit and guaranties of any such indebtedness.

(2)	Net income plus interest expense, income tax expense, depreciation, amortization and extraordinary non-recurring losses/gains.

As noted above, we were in compliance with our financial covenant at September 30, 2017 and we expect to remain in compliance. The line of credit expires on December 18, 2018.

Accounts and Notes Receivable

Any decision to extend credit is made on a case-by-case basis and is based on a number of qualitative and quantitative factors related to the particular client, as well as the general risks associated with operating within the long-term care industry.

Our net accounts and notes receivable balance increased from December 31, 2016. Such fluctuations in net accounts and notes receivable are attributable to a variety of factors including, but not limited to, the timing of cash receipts from customers and the inception, transition or termination of client relationships.

There are a variety of factors that impact our clients’ ability to pay us in accordance with our agreements. Primary among these factors is our clients’ participation in programs funded by federal and state governmental agencies. Deviations in the timing or amounts of reimbursements under those programs can impact our clients’ cash flows and the timing of their payments to us. The payment terms in our service agreements are not contingent upon our clients’ cash flows and notwithstanding our efforts to minimize credit risk exposure, various factors affecting our clients’ cash flows could have an indirect, yet material adverse effect on our results of operations and financial condition.

We deploy significant resources and have invested in tools and processes to optimize our credit and collections efforts. When appropriate, we utilize interest-bearing promissory notes as an alternative to accounts receivable to enhance the collectability of amounts due, by providing a definitive repayment plan and providing a means by which to further evidence the amounts owed. At September 30, 2017 and December 31, 2016, we had $31.9 million and $19.2 million, net of reserves, respectively, of such promissory notes outstanding. In addition, we may assist our clients who are adjusting to changes in their cash flows by amending our agreements from full-service to management-only arrangements, or by modifying contractual payment terms to accommodate clients who have in good faith established clearly-defined plans for addressing cash flow issues. These efforts are intended to minimize our collections risk while maintaining our relationships with our clients.

In order to provide for collections issues and the general risk associated with the granting of credit terms, we recorded a bad debt provision (in an Allowance for Doubtful Accounts) of $4.0 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2016, we recorded a bad debt provision of $3.2 million. As a percentage of total revenues, these provisions represent approximately 0.3% for each of the nine months ended September 30, 2017 and 2016.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2017, we had $81.4 million in cash, cash equivalents and marketable securities. The fair values of all of our cash equivalents and marketable securities are determined based on “Level 1” or “Level 2” inputs, which are based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Based on their evaluation as of September 30, 2017, pursuant to Exchange Act Rule 13a-15(b), our Management, including our President and Chief Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act 13a-15(e)) are effective.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by our Management, including our President and Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended September 30, 2017 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the nine months ended September 30, 2017, the Company had one client, a multi-state provider, which accounted for approximately 16% of the Company’s total consolidated revenues, and another client which accounted for approximately 9% of the Company’s total consolidated revenues. These are among several major clients that contribute significantly to the Company’s total consolidated revenues. Although the Company expects to continue its relationships with these clients, there can be no assurance thereof. The loss, individually or in the aggregate, of such clients, or a significant reduction in the revenues the Company receives from such clients, could have a material adverse effect on the Company’s results of operations. In addition, if any of these clients change or alter current payment terms, it could increase the Company’s accounts receivable balance and have a material adverse effect on the Company’s cash flows.

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

Item 6. Exhibits

The following exhibits are filed as part of this Report:

Exhibit Number	Description
10.1	Amended and Restated Committed Line of Credit Note, dated as of July 11, 2017 (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the quarter ended June 30, 2017)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following financial information from the Company’s Form 10-Q for the quarterly period ended September 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE SERVICES GROUP, INC.

Date:	October 27, 2017	/s/ Theodore Wahl
Theodore Wahl
President & Chief Executive Officer
(Principal Executive Officer)

Date:	October 27, 2017	/s/ John C. Shea
John C. Shea
Chief Financial Officer
(Principal Financial and Accounting Officer)