Form 10-Q
period 2018-03-31
HEALTHCARE SERVICES GROUP INC
filed 2018-04-27
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $.01 par value: 73,712,000 shares outstanding as of April 25, 2018.

Healthcare Services Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2018

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report and documents incorporated by reference into it may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the healthcare industry, primarily providers of long-term care; having a significant portion of our consolidated revenues contributed by one customer during the three months ended March 31, 2018; credit and collection risks associated with the healthcare industry; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the healthcare industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor-related matters such as minimum wage increases; continued realization of tax benefits arising from our corporate reorganization and self-funded health insurance program; risks associated with the reorganization of our corporate structure; realization of our expectations regarding the impact of the Tax Cuts and Jobs Act on our financial results; and the risk factors described in Part I of our Form 10-K for the fiscal year ended December 31, 2017 under “Government Regulation of Clients,” “Competition” and “Service Agreements and Collections,” and under Item IA. “Risk Factors” in such Form 10-K.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Healthcare Services Group, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS:
Current assets:
Cash and cash equivalents	$10,489	$9,557
Marketable securities, at fair value	74,372	73,221
Accounts and notes receivable, less allowance for doubtful accounts of $48,905 and $11,985 as of March 31, 2018 and December 31, 2017, respectively	335,014	378,720
Inventories and supplies	42,274	42,393
Prepaid expenses and other assets	27,004	23,515
Total current assets	489,153	527,406
Property and equipment, net	13,487	13,509
Goodwill	51,084	51,084
Other intangible assets, less accumulated amortization of $13,969 and $12,853 as of March 31, 2018 and December 31, 2017, respectively	29,766	30,881
Notes receivable - long-term portion	38,814	15,476
Deferred compensation funding, at fair value	29,443	28,885
Deferred income taxes	7,802	7,498
Other noncurrent assets	1,258	1,264
Total assets	$660,807	$676,003

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$70,624	$74,463
Accrued payroll, accrued and withheld payroll taxes	48,040	32,139
Other accrued expenses	3,123	4,561
Borrowings under line of credit	26,000	35,382
Income taxes payable	939	15,378
Accrued insurance claims	22,917	22,245
Total current liabilities	171,643	184,168
Accrued insurance claims — long-term portion	65,225	62,454
Deferred compensation liability	29,595	29,429
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000 shares authorized; 75,169 and 74,960 shares issued, and 73,701 and 73,436 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	752	750
Additional paid-in capital	253,692	244,363
Retained earnings	149,743	163,860
Accumulated other comprehensive (loss) income, net of taxes	(301)	837
Common stock in treasury, at cost, 1,469 and 1,524 shares as of March 31, 2018 and December 31, 2017, respectively	(9,542)	(9,858)
Total stockholders’ equity	394,344	399,952
Total liabilities and stockholders’ equity	$660,807	$676,003

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues	$501,810	$404,490
Operating costs and expenses:
Costs of services provided	469,904	345,570
Selling, general and administrative expense	33,777	28,210
Other income, net:
Investment and interest	476	1,569
(Loss) income before income taxes	(1,395)	32,279
Income tax (benefit) provision	(1,467)	10,262
Net income	$72	$22,017

Per share data:
Basic earnings per common share	$0.00	$0.30
Diluted earnings per common share	$0.00	$0.30

Weighted average number of common shares outstanding:
Basic	73,913	73,074
Diluted	74,725	73,946

Comprehensive income:
Net income	$72	$22,017
Other comprehensive income:
Unrealized (loss) gain on available-for-sale marketable securities, net of taxes	(1,138)	479
Total comprehensive (loss) income	$(1,066)	$22,496

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$72	$22,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,410	1,886
Bad debt provision	37,137	1,050
Stock-based compensation expense, net of tax benefit from equity compensation plans	421	445
Amortization of premium on marketable securities	339	343
Unrealized gain on deferred compensation fund investments	(300)	(1,209)
Changes in operating assets and liabilities:
Accounts and notes receivable	(16,769)	(10,412)
Inventories and supplies	119	506
Prepaid expenses and other assets	(3,483)	(2,859)
Deferred compensation funding	(259)	246
Accounts payable and other accrued expenses	(5,478)	3,639
Accrued payroll, accrued and withheld payroll taxes	18,546	15,299
Income taxes payable	(13,291)	1,852
Accrued insurance claims	3,443	784
Deferred compensation liability	1,024	1,059
Net cash provided by operating activities	23,931	34,646
Cash flows from investing activities:
Disposals of fixed assets	63	104
Additions to property and equipment	(1,335)	(1,325)
Purchases of marketable securities	(5,397)	(7,858)
Sales of marketable securities	2,467	7,723
Net cash used in investing activities	(4,202)	(1,356)
Cash flows from financing activities:
Dividends paid	(14,149)	(13,624)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	24	24
Proceeds from the exercise of stock options	4,710	4,687
Net repayments of short-term borrowings	(9,382)	—
Net cash used in financing activities	(18,797)	(8,913)
Net change in cash and cash equivalents	932	24,377
Cash and cash equivalents at beginning of the period	9,557	23,853
Cash and cash equivalents at end of the period	$10,489	$48,230

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statement of Stockholders’ Equity
(in thousands)
(Unaudited)

	For the Three Months Ended March 31, 2018
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of taxes	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2017	74,960	$750	$244,363	$163,860	$837	$(9,858)	$399,952
Comprehensive income:
Net income for the period	—	—	—	72	—	—	72
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	—	(1,138)	—	(1,138)
Comprehensive loss for the period	—	—	—	—	—	—	(1,066)
Exercise of stock options and other stock-based compensation, net of shares tendered for payment	205	2	4,708	—	—	—	4,710
Share-based compensation expense — stock options, restricted stock	—	—	1,408	—	—	—	1,408
Treasury shares issued for Deferred Compensation Plan funding and redemptions	—	—	514	—	—	(34)	480
Shares issued pursuant to Employee Stock Plan	—	—	2,474	—	—	346	2,820
Dividends paid and accrued	—	—	—	(14,189)	—	—	(14,189)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	20	—	—	4	24
Other	4	—	205	—	—	—	205
Balance — March 31, 2018	75,169	$752	$253,692	$149,743	$(301)	$(9,542)	$394,344

See accompanying notes.

Healthcare Services Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1— Description of Business and Significant Accounting Policies

Nature of Operations

Healthcare Services Group, Inc. (the “Company”) provides management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of the healthcare industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. Although the Company does not directly participate in any government reimbursement programs, the Company’s clients receive government reimbursements related to Medicare and Medicaid. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

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

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows. However, in the Company’s opinion, all adjustments which are of a normal recurring nature and are necessary for a fair presentation have been reflected in these consolidated financial statements. The balance sheet shown in this report as of December 31, 2017 has been derived from, and does not include, all of the disclosures contained in the financial statements for the year ended December 31, 2017. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any future period.

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

Accounts and Notes Receivable

Accounts and notes receivable consist of Housekeeping and Dietary segment receivables from contracts with customers. Accounts receivables initially are recorded at the transaction amount, and recorded after the Company has an unconditional right to payment where only the passage of time is required before payment is received. Each reporting period, the Company evaluates the collectability of outstanding receivable balances and records an allowance for doubtful accounts representing an estimate of probable losses. Additions to the allowance for doubtful accounts are made by recording a charge to bad debt expense reported in costs of services provided.

Notes receivable are initially recorded as an alternative to accounts receivable to enhance the collectability of amounts due, by providing a definitive repayment plan and providing a means by which to further evidence the amounts owed.

Refer to Note 3— Accounts and Notes Receivable herein for further information.

Inventories and Supplies

Inventories and supplies include housekeeping, linen and laundry supplies, as well as food provisions and supplies. Inventories and supplies are stated at cost to approximate a first-in, first-out (FIFO) basis. Linen supplies are amortized on a straight-line basis over their estimated useful life of 24 months.

Revenue Recognition

Revenues from the Company’s service agreements with customers are recognized when or as we transfer control of the promised goods and services to our customers. Revenues are reported net of sales taxes that are collected from customers and remitted to taxing authorities.

The guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification subtopic 606 Revenue from Contracts with Customers (“ASC 606”) became effective and was adopted by the Company as of January 1, 2018, by applying the modified retrospective method for contracts that were not completed as of January 1, 2018. The standard requires the Company to recognize revenue as the promised goods and services within the terms of the Company’s contracts are performed and satisfied. The amount of revenue which the Company recognizes is based on the consideration which the Company expects to be entitled to in exchange for contracted promised goods and services. The adoption of this standard did not have a material impact to the Company's accounting for revenue earned relating to the Housekeeping and Dietary department services. The Company also did not recognize an opening adjustment to retained earnings as a result of the adoption of the standard. See Note 2—Revenue herein for additional revenue disclosure that is being presented as a result of the newly adopted standard.

Prior period amounts were not adjusted and continue to be reported in accordance with previous guidance.

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

As of January 1, 2017, the Company adopted FASB issued ASU 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The impact of adopting the standard included the recognition of excess tax benefits related to share-based payments as a component of income tax expense, as opposed to additional paid-in capital; an amendment to the calculation of diluted earnings per share to exclude windfall tax benefits from assumed proceeds when calculating diluted shares outstanding; as well as accounting for forfeitures of share-based awards as they occur, as opposed to reserving for estimated forfeitures.

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets are amortized on a straight-line basis over their respective lives. Goodwill represents the excess of cost over the fair value of net assets of acquired businesses. Management reviews the carrying value of goodwill at least annually during the fourth quarter of each year to assess for impairment, or more often if events or circumstances indicate that the carrying value may exceed its estimated fair value. No impairment loss was recognized on the Company’s intangible assets or goodwill during the three months ended March 31, 2018.

Reclassification

Certain amounts in the prior year financial statements have been reclassified to conform to current presentation.

Concentrations of Credit Risk

The financial instruments that are subject to concentrations of credit risk are cash and cash equivalents, marketable securities, deferred compensation funding and accounts and notes receivable. The Company’s marketable securities are fixed income investments which are highly liquid and can be readily purchased or sold through established markets. At March 31, 2018 and December 31, 2017, substantially all of the Company’s cash and cash equivalents and marketable securities were held in one large financial institution located in the United States.

The Company’s clients are concentrated in the healthcare industry and are primarily providers of long-term care. The revenues of many of the Company’s clients are highly reliant on Medicare, Medicaid and third party payors’ reimbursement funding rates. New legislation or changes in existing regulations could directly impact the governmental reimbursement programs in which the clients participate. As a result, the Company may not know the full effects of such programs until these laws are fully implemented and governmental agencies issue applicable regulations or guidance.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires lessees to recognize assets and liabilities on their balance sheet related to the rights and obligations created by most leases, while continuing to recognize expenses on their income statements over the lease term.  It will also require disclosures designed to give financial statement users information regarding the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. The Company will adopt the new guidance as of January 1, 2019. Management is continuing to evaluate the requirements, however it is expected that the primary impacts will relate to the capitalization of operating leases of office space, vehicles and equipment.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. ASU 2017-04 requires companies to no longer perform a hypothetical purchase price allocation to measure impairment, eliminating step 2 of the goodwill impairment test. Instead, impairment will be measured using the difference of the carrying amount to the fair value of Goodwill on a reporting unit basis. The guidance is effective for annual reporting periods beginning after December 15, 2019, but early adoption is permitted. The Company has elected to early adopt ASU 2017-04 for the 2018 annual evaluation which will be performed during the fourth quarter.

Note 2—Revenue

The Company disaggregates its consolidated revenues by reportable segment, as Management evaluates the nature, amount, timing and uncertainty of the Company’s revenues by segment. Refer to Note 13—Segment Information herein as well as the information below regarding the Company’s reportable segments.

Housekeeping

Housekeeping accounted for approximately 49.1%, or $246.4 million, and 60.2%, or $243.4 million, of the Company’s consolidated revenues for the three months ended March 31, 2018 and 2017, respectively. The services provided under this segment include managing clients’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the clients’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the clients’ facilities. Upon beginning service with a client facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with client requests. Such management personnel also oversee the execution of various cost- and quality-control procedures including continuous training and employee evaluation, and on-site testing for infection control.

Dietary

Dietary services represented approximately 50.9%, or $255.4 million, and 39.8%, or $161.1 million, of the Company’s consolidated revenues for the three months ended March 31, 2018 and 2017, respectively. Dietary services consist of managing clients’ dietary departments which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support being provided by a District Manager specializing in dietary services, as well as a registered dietitian. The Company also offers clinical consulting services to facilities which if contracted is a service bundled within the monthly service provided to clients.

Revenue Recognition

Substantially all of the Company's revenues are derived from contracts with customers. The Company accounts for revenue from contracts with customers in accordance with ASC 606, and as such, the Company recognizes revenue to depict the transfer of promised goods and services to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods and services. The Company’s costs of obtaining contracts are not material.

The Company performs services and provides goods in accordance with contracts with its customers. Such contracts typically provide for a renewable one year service term, cancelable by either party upon 30 to 90 days' notice, after an initial period of 60 to 120 days. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account under ASC 606. The Company’s Housekeeping and Dietary contracts relate to the provision of bundles of goods, services or both, which represent a series of distinct goods and services and that are substantially the same and that have the same pattern of transfer to the customer. Accordingly, the Company accounts for the series as a single performance obligation satisfied over time, as the customer simultaneously receives and consumes the benefits of the goods and services provided. Revenue is recognized using the output method, which is based upon the delivery of goods and services to the clients’ facilities. In limited cases, the Company provides goods, services or both, before the execution of a written contract. In these cases, the Company defers the recognition of revenue until a contract is executed. The amount of such deferred revenue was not material as of and for the three months ended March 31, 2018.

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods or services to its customers. The transaction price does not include taxes assessed or collected. The Company’s contracts detail the fees that the Company charges for the goods and services it provides. For certain contracts which contain a variable component to the transaction price, the Company is required to make estimates of the amount of consideration to which the Company will be entitled, based on variability in resident and patient populations serviced, product usage or quantities consumed. The Company recognizes revenue related to such estimates only when Management determines that there will not be a significant reversal in the amount of revenue recognized. The Company’s contracts generally do not contain significant financing components, as the contracts contain payment terms that are less than one year.

The Company allocates the transaction price to each performance obligation, noting that the bundle of goods, services or goods and services provided under each Housekeeping and Dietary contract represents a single performance obligation that is satisfied over time. The Company recognizes the related revenue when it satisfies the performance obligation by transferring a bundle of promised goods, services or both to a customer. Such recognition is on a monthly or weekly basis, as goods are provided and services are performed. In some cases, the Company requires customers to pay in advance for goods and services to be provided. However, as of March 31, 2018, the value of the associated contract liabilities was not material.

Transaction Price Allocated to Remaining Performance Obligations

The Company recognizes revenue as it satisfies the performance obligations associated with contracts with customers, which due to the nature of the goods and services provided by the Company, are satisfied over time. Contracts may contain transaction prices that are fixed, variable or both. The significant majority of the Company’s contracts with is customers have an initial term of one year or less, with renewable one year service terms, cancelable by either party upon 30 to 90 days’ notice after an initial period of 60 to 120 days. For the purpose of disclosing the transaction price allocated to remaining performance obligations, the Company elected to apply practical expedients available under the guidance in ASC 606 to exclude from the calculation future revenues expected for the performance of services under contracts with variable consideration that are for a term of one year or less. Although only a small portion of the Company’s contracts have an original expected duration that exceeds 12 months, the Company has historically had, and expects to continue to have, favorable client retention rates. As of March 31, 2018, the revenue expected to be recognized associated with the fixed transaction price associated with the remaining performance obligations under the Company’s existing contracts with a term greater than one year is $220.1 million for the remainder of 2018, $293.5 million for 2019, $293.6 million for 2020, $293.7 million for 2021, $291.2 million for 2022 and $363.8 million thereafter.

Note 3— Accounts and Notes Receivable

The Company’s accounts and notes receivable balances consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(in thousands)
Short-term
Accounts and notes receivable	$383,919	$390,705
Allowance for doubtful accounts	(48,905)	(11,985)
	$335,014	$378,720
Long-term
Notes receivable	$38,814	$15,476
Total accounts and notes receivable	$373,828	$394,196

Any decision to extend credit is made on a case-by-case basis and is based on a number of qualitative and quantitative factors related to the particular client, as well as the general risks associated with operating within the long-term care industry.

The Company’s net current accounts and notes receivable balance decreased from December 31, 2017. Fluctuations in net accounts and notes receivable are generally attributable to a variety of factors including, but not limited to, the timing of cash receipts from customers and the inception, transition or termination of client relationships. However, in the first quarter 2018, the Company offset its accounts and notes receivable with an increased allowance for doubtful accounts related primarily to corporate restructurings of two privately-held, multi-state operators that occurred during the first quarter 2018. In addition, the Company converted approximately $25 million of accounts receivable to long-term notes receivable, related to the achievement of key operational and financial milestones related to the 2017 dining and nutrition expansion with Genesis HealthCare.

There are a variety of factors that impact a client’s ability to pay in accordance with the Company’s agreements. Primary among these factors is the client’s participation in programs funded by federal and state governmental agencies. Deviations in the timing or amounts of reimbursements under those programs can impact the client’s cash flows and the timing of their payments. The payment terms in the Company’s service agreements are not contingent upon the client’s cash flows and notwithstanding the Company’s efforts to minimize credit risk exposure, various factors affecting the client’s cash flows could have an indirect, yet material adverse effect on the Company’s results of operations and financial condition.

The Company deploys significant resources and has invested in tools and processes to optimize Management’s credit and collections efforts. When appropriate, the Company utilizes interest-bearing promissory notes as an alternative to accounts receivable to enhance the collectability of amounts due, by instituting a definitive repayment plan and providing a means by which to further evidence the amounts owed. As of March 31, 2018 and December 31, 2017, the Company had $60.9 million and $36.6 million, net of reserves, respectively, of such promissory notes outstanding. In addition, the Company may assist clients who are adjusting to changes in their cash flows by amending the Company’s agreements from full-service to management-only arrangements, or by modifying contractual payment terms to accommodate clients who have in good faith established clearly-defined plans for addressing cash flow issues. These efforts are intended to minimize the Company’s collections risk while maintaining relationships with the clients.

Note 4— Allowance for Doubtful Accounts

The allowance for doubtful accounts is established when the Company determines that it is probable that receivables have been impaired and the Company can reasonably estimate the amount of the losses. The related provision for bad debts is charged to costs of services provided in the Company’s Consolidated Statements of Comprehensive Income. The allowance for doubtful accounts is evaluated based on the Company’s ongoing review of accounts and notes receivable and is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The Company has had varying collections experience with respect to its accounts and notes receivable. The Company has sometimes extended the period of payment for certain clients beyond contractual terms. Such clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for such collection issues and the general risk associated with the granting of credit terms, the Company recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $37.1 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively. The increase in the provision for bad debts period-over-period is primarily related to corporate restructurings of two privately-held, multi-state operators that occurred during the first quarter 2018.

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

Impaired Notes Receivable

The Company evaluates its notes receivable for impairment quarterly and on an individual client basis. Notes receivable are generally evaluated for impairment when the respective clients are either in bankruptcy, are subject to collections activity or are slow payers that are experiencing financial difficulties. In the event that the evaluation results in a determination that a note receivable is impaired, it is valued at the present value of expected future cash flows or at the market value of related collateral. A summary schedule of impaired notes receivable, and the related reserve, for the three months ended March 31, 2018 is as follows:

	Impaired Notes Receivable
	Balance December 31, 2017	Additions	Deductions	Balance March 31, 2018
	(in thousands)
Impaired Notes Receivable	$6,854	$150	$—	$7,004
Reserve for Impaired Notes Receivable	$2,884	$2,752	$—	$5,636

Note 5—Changes in Accumulated Other Comprehensive Income by Component

Accumulated other comprehensive income consists of unrealized gains and losses from the Company’s available-for-sale marketable securities. The following table provides a summary of the changes in accumulated other comprehensive income for the three months ended March 31, 2018 and 2017:

	Unrealized Gains and Losses on Available-for-Sale Securities(1)
	Three Months Ended March 31,
	2018	2017
	(in thousands)
Accumulated other comprehensive income (loss) — beginning balance	$837	$(319)
Other comprehensive (loss) income before reclassifications	(1,208)	446
Losses reclassified from other comprehensive income(2)	70	33
Net current period other comprehensive (loss) income(3)	(1,138)	479
Accumulated other comprehensive (loss) income — ending balance	$(301)	$160

(1)	All amounts are net of tax.

(2)
Realized losses were recorded pre-tax under “Other income, net - Investment and interest” in our Consolidated Statements of Comprehensive Income. For the three months ended March 31, 2018 and 2017, the Company recorded $89 thousand and $48 thousand, respectively of realized losses from the sale of available for sale securities. Refer to Note 8—Fair Value Measurements herein for further information.

(3)	For the three months ended March 31, 2018 and 2017, the changes in other comprehensive income were net of a tax benefit of $0.3 million and an expense of $0.5 million, respectively.

	Amounts Reclassified from Accumulated Other Comprehensive Income
	Three Months Ended March 31,
	2018	2017
	(in thousands)
Losses from the sale of available-for-sale securities	$(89)	$(48)
Tax benefit	19	15
Net loss reclassified from accumulated other comprehensive income	$(70)	$(33)

Note 6—Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded over the estimated useful life of each class of depreciable asset, and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

The following table sets forth the amounts of property and equipment by each class of depreciable asset as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(in thousands)
Housekeeping and Dietary equipment	$22,518	$22,349
Computer hardware and software	12,803	12,665
Other (1)	989	990
Total property and equipment, at cost	36,310	36,004
Less accumulated depreciation	22,823	22,495
Total property and equipment, net	$13,487	$13,509

(1)	Includes furniture and fixtures, leasehold improvements and autos and trucks.

Depreciation expense for each of the three months ended March 31, 2018 and 2017 was $1.3 million.

Note 7—Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets of an acquired business. Goodwill is not amortized, but is evaluated for impairment on an annual basis, or more frequently if impairment indicators arise.

Goodwill by reportable operating segment, as described in Note 13—Segment Information, was approximately $42.4 million and $8.7 million for Housekeeping and Dietary, as of March 31, 2018 and December 31, 2017, respectively.

Intangible Assets

The Company’s intangible assets consist of customer relationships which were obtained through acquisitions and are recorded at their fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful lives. The customer relationships have a weighted-average amortization period of 9.9 years. As of March 31, 2018, certain customer relationship intangible assets were fully amortized and the respective balances were written off.

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remainder of 2018, the following five fiscal years and thereafter:

Period/Year	Total Amortization Expense
(in thousands)
April 1 to December 31, 2018	$3,246
2019	$4,165
2020	$4,165
2021	$4,165
2022	$4,165
2023	$3,169
Thereafter	$6,690

Amortization expense for the three months ended March 31, 2018 and 2017 was $1.1 million and $0.6 million, respectively.

Note 8—Fair Value Measurements

The Company’s current assets and current liabilities are financial instruments and most of these items (other than marketable securities and inventories) are recorded at cost in the Consolidated Balance Sheets. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature. The carrying value of the Company’s line of credit represents the outstanding amount of the borrowings, which approximates fair value. The Company’s financial assets that are measured at fair value on a recurring basis are its marketable securities and deferred compensation funding. The recorded values of all of the financial instruments approximate their current fair values because of their nature, stated interest rates and respective maturity dates or durations.

The Company’s marketable securities consist of tax-exempt municipal bonds, which are classified as available-for-sale and are reported at fair value. Unrealized gains and losses associated with these investments are included in other comprehensive income (net of tax) within the Consolidated Statements of Comprehensive Income. The fair value of these marketable securities is classified within Level 2 of the fair value hierarchy, as these securities are measured using quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable. Such valuations are determined by a third-party pricing service. For the three months ended March 31, 2018 and 2017, the Company recorded unrealized losses of $1.1 million and unrealized gains of $0.5 million on marketable securities, respectively.

For the three months ended March 31, 2018 and 2017, the Company received total proceeds, less the amount of interest received, of $2.4 million and $7.5 million, respectively, from sales of available-for-sale municipal bonds. For the three months ended March 31, 2018 and 2017, these sales resulted in realized losses of $89 thousand and $48 thousand, respectively which were recorded in

“Other income, net – Investment and interest” in the Consolidated Statements of Comprehensive Income. The basis for the sale of these securities was the specific identification of each bond sold during the period.

The investments under the funded deferred compensation plan are accounted for as trading securities and unrealized gains or losses are included in earnings. The fair value of these investments are determined based on quoted market prices (Level 1).

The following tables provide fair value measurement information for the Company’s marketable securities and deferred compensation fund investments as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$74,372	$74,372	$—	$74,372	$—

Deferred compensation fund
Money Market (1)	$2,983	$2,983	$—	$2,983	$—
Balanced and Lifestyle	8,367	8,367	8,367	—	—
Large Cap Growth	8,200	8,200	8,200	—	—
Small Cap Growth	3,511	3,511	3,511	—	—
Fixed Income	3,033	3,033	3,033	—	—
International	1,544	1,544	1,544	—	—
Mid Cap Growth	1,805	1,805	1,805	—	—
Deferred compensation fund	$29,443	$29,443	$26,460	$2,983	$—

	As of December 31, 2017
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$73,221	$73,221	$—	$73,221	$—

Deferred compensation fund
Money Market (1)	$2,720	$2,720	$—	$2,720	$—
Balanced and Lifestyle	8,523	8,523	8,523	—	—
Large Cap Growth	7,802	7,802	7,802	—	—
Small Cap Growth	3,442	3,442	3,442	—	—
Fixed Income	3,050	3,050	3,050	—	—
International	1,531	1,531	1,531	—	—
Mid Cap Growth	1,817	1,817	1,817	—	—
Deferred compensation fund	$28,885	$28,885	$26,165	$2,720	$—

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-than-temporary Impairments
	(in thousands)
March 31, 2018
Type of security:
Municipal bonds — available-for-sale	$74,840	$301	$(769)	$74,372	$—
Total debt securities	$74,840	$301	$(769)	$74,372	$—

December 31, 2017
Type of security:
Municipal bonds — available-for-sale	$72,249	$1,169	$(197)	$73,221	$—
Total debt securities	$72,249	$1,169	$(197)	$73,221	$—

The following table summarizes the contractual maturities of debt securities held at March 31, 2018 and December 31, 2017, which are classified as marketable securities in the Consolidated Balance Sheets:

	Municipal Bonds — Available-for-Sale
Contractual maturity:	March 31, 2018	December 31, 2017
	(in thousands)
Maturing in one year or less	$968	$916
Maturing in second year through fifth year	16,330	15,948
Maturing in sixth year through tenth year	22,914	22,851
Maturing after ten years	34,160	33,506
Total debt securities	$74,372	$73,221

Note 9— Stock-Based Compensation

The components of the Company’s stock-based compensation expense for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Stock options	$771	$1,172
Restricted stock and restricted stock units	637	287
Employee Stock Purchase Plan	161	121
Total pre-tax stock-based compensation expense charged against income (1)	$1,569	$1,580

(1)	Stock-based compensation expense is recorded in selling, general and administrative expense in the Company’s Consolidated Statements of Comprehensive Income.

At March 31, 2018, the unrecognized compensation cost related to unvested stock options and awards was $18.8 million. The weighted average period over which these awards will vest is approximately 3.2 years.

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

As of March 31, 2018, 3.0 million shares of common stock were reserved for issuance under the Plan, including 0.5 million shares available for future grant. No stock award will have a term in excess of ten years. All awards granted under the Plan become vested and exercisable ratably over a five year period on each yearly anniversary of the grant date.

The Nominating, Compensation and Stock Option Committee of the Board of Directors is responsible for determining the terms of the grants in accordance with the Plan.

Stock Options

A summary of stock options outstanding under the Plan as of December 31, 2017 and changes during the three months ended March 31, 2018 is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price
	(in thousands)
December 31, 2017	2,374	$29.22
Granted	169	$52.06
Exercised	(177)	$28.19
Forfeited	(16)	$35.51
Expired	—	$—
March 31, 2018	2,350	$30.90

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2018 and 2017 was $10.48 and $8.52 per common share, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2018 and 2017 was $4.2 million and $3.5 million, respectively.

The fair value of stock option awards granted in 2018 and 2017 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended March 31,
	2018	2017
Risk-free interest rate	2.1%	2.0%
Weighted average expected life	5.8 years	5.8 years
Expected volatility	21.4%	25.1%
Dividend yield	1.5%	1.9%

The following table summarizes other information about the stock options at March 31, 2018:

March 31, 2018
(amounts in thousands, except per share data)
Outstanding:
Aggregate intrinsic value	$31,016
Weighted average remaining contractual life	6.5 years
Exercisable:
Number of options	1,231
Weighted average exercise price	$24.76
Aggregate intrinsic value	$23,043
Weighted average remaining contractual life	5.1 years

Restricted Stock and Restricted Stock Units

The fair value of outstanding restricted stock and restricted stock units was determined based on the market price of the shares on the date of grant. During the three months ended March 31, 2018, the Company granted 139 thousand restricted stock units with a weighted average grant date fair value of $52.06 per unit. During the three months ended March 31, 2017, the Company granted 81 thousand restricted stock units with a weighted average grant date fair value of $39.38 per share.

During the three months ended March 31, 2018 and 2017 the Company did not grant any restricted stock.

A summary of the outstanding restricted stock and stock units as of December 31, 2017 and changes during the three months ended March 31, 2018 is as follows:

	Restricted Stock and Restricted Stock Units
	Number of Restricted Shares/Units	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2017	145	$37.07
Granted	139	$52.06
Vested	(34)	$35.16
Forfeited	(2)	$52.06
March 31, 2018	248	$45.64

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

Under the ESPP, the Company is authorized to issue up to 4.1 million shares of its common stock to its employees. Pursuant to such authorization, there are 2.3 million shares available for future grant at March 31, 2018.

The expense associated with the options granted under the ESPP during the three months ended March 31, 2018 and 2017 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended March 31,
	2018	2017
Risk-free interest rate	1.89%	1.05%
Weighted average expected life (years)	1.0	1.0
Expected volatility	20.8%	21.2%
Dividend yield	1.4%	1.9%

Deferred Compensation Plan

The Company offers a Supplemental Executive Retirement Plan (“SERP”) for certain key executives and employees. The SERP allows participants to defer a portion of their earned income on a pre-tax basis and as of the last day of each plan year, each participant will be credited with a match of a portion of their deferral in the form of the Company’s common stock based on the then-current market value. Under the SERP, the Company is authorized to issue 1.0 million shares of its common stock to its employees. Pursuant to such authorization, the Company has 0.4 million shares available for future grant at March 31, 2018. At the time of issuance, such shares are accounted for at cost as treasury stock.

The following table summarizes information about the SERP during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
SERP expense (1)	$191	$160
Unrealized gain recorded in SERP liability account	$231	$1,161

(1)	Both the SERP match and the deferrals are included in the selling, general and administrative caption in the Consolidated Statements of Comprehensive Income.

Note 10— Dividends

During the three months ended March 31, 2018, the Company paid a regular quarterly cash dividend totaling approximately $14.1 million as follows:

Quarter Ended
March 31, 2018
(in thousands, except per share data)
Cash dividend paid per common share	$0.19125
Total cash dividends paid	$14,149
Record date	February 16, 2018
Payment date	March 23, 2018

Additionally, on April 17, 2018, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.19250 per common share, which will be paid on June 29, 2018, to shareholders of record as of the close of business on May 25, 2018.

Cash dividends declared for the periods presented were as follows:

	Three Months Ended March 31,
	2018	2017
Cash dividends declared per common share	$0.19250	$0.18750

Note 11— Income Taxes

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018. During the first quarter of 2018, the Company recognized a benefit for income taxes of $1.5 million.

The 2018 estimated annual effective tax rate is expected to be approximately 22% to 24%. The actual annual effective tax rate will be impacted by the tax effects of option exercises or vested awards, which are treated as discrete items in the reporting period in which they occur, and therefore cannot be considered in the calculation of the estimated annual effective tax rate. The impact on the Company’s income tax benefit for the three months ended March 31, 2018 for such discrete items was approximately $1.1 million.

Differences between the effective tax rate and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes, share-based compensation and tax credits available to the Company. The actual 2018 effective tax rate will likely vary from the estimate depending on the availability of tax credits and the exercise of stock options and vesting of share-based awards.

The Company accounts for income taxes using the asset and liability method, which results in recognizing income tax expense based on the amount of income taxes payable or refundable for the current year. Additionally, the Company regularly evaluates the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on the evaluation, there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years ended December 31, 2013 through 2017 (with regard to U.S. federal income tax returns) and December 31, 2012 through 2017 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2018.

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

Note 12—Related Party Transactions

One of the directors of Company’s Board of Directors is counsel of a law firm retained by the Company. In each of the three months ended March 31, 2018 and 2017, fees paid to such firm by the Company did not exceed $120,000. Additionally, such fees did not exceed, in either period, 5% of such firm’s or the Company’s revenues.

Note 13—Segment Information

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

The Company’s accounting policies for the segments are generally the same as described in the Company’s significant accounting policies. Differences between the reportable segments’ operating results and other disclosed data and the information in the consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level using other than generally accepted accounting principles. There are certain inventories and supplies that are primarily expensed when incurred within the operating segments, while they are capitalized in the consolidated financial statements. In addition, most corporate expenses such as corporate salary and benefit costs, certain legal costs, bad debt expense, information technology costs, depreciation, amortization of finite-lived intangible assets, share based compensation costs and other corporate-specific costs, are not allocated to the operating segments. There are also allocations for workers’ compensation and general liability expense within the operating segments that differ from the actual expense recorded by the Company under U.S. GAAP. Segment amounts disclosed are prior to elimination entries made in consolidation.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenues
Housekeeping	$246,409	$243,423
Dietary	255,401	161,067
Total	$501,810	$404,490

Income before income taxes
Housekeeping	$28,937	$23,202
Dietary	14,730	10,225
Corporate and eliminations (1)	(45,062)	(1,148)
Total	$(1,395)	$32,279

(1)
Primarily represents corporate office costs and related overhead, recording of certain inventories and supplies and workers compensation costs at the reportable segment level which use accounting methods that differ from those used at the corporate level, as well as consolidated subsidiaries’ operating expenses that are not allocated to the reportable segments, net of investment and interest income. It is also inclusive of charges recorded to bad debt during the quarter as a result of restructuring events primarily from two customers that occurred during the three months ended March 31, 2018.

Note 14— Earnings Per Common Share

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

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Weighted average number of common shares outstanding - basic	73,913	73,074
Effect of dilutive securities (1)	812	872
Weighted average number of common shares outstanding - diluted	74,725	73,946

(1)
Certain outstanding stock option awards are anti-dilutive and were therefore excluded from the calculation of the weighted average number of diluted common shares outstanding. During the three months ended March 31, 2018, options to purchase 0.2 million shares having a weighted average exercise price of $52.06 per share were excluded. During the three months ended March 31, 2017, options to purchase 0.5 million shares having a weighted average exercise price of $39.38 per share were excluded.

Note 15— Other Contingencies

Line of Credit

At March 31, 2018, the Company had a $300 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at LIBOR plus 75 basis points (or if LIBOR becomes unavailable, the higher of the Prime Rate or the Overnight Bank Funding Rate plus 50 basis points). At March 31, 2018, there were $26.0 million in borrowings under the line of credit. The line of credit requires the Company to satisfy one financial covenant, with which the Company is in compliance as of March 31, 2018 and expects to remain in compliance. The line of credit expires on December 18, 2018, and although no assurances can be provided that the Company will renew the line of credit or secure other financing, the Company expects the line of credit to be renewed prior to expiration, or substituted with another form of financing.

At March 31, 2018, the Company also had outstanding $65.9 million in irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $65.9 million to $208.1 million at March 31, 2018.

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

Note 16—Subsequent Events

The Company evaluated all subsequent events through the filing date of this Form 10-Q. There were no events or transactions occurring during this subsequent reporting period which require recognition or additional disclosure in these financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items when comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of March 31, 2018 and December 31, 2017 and the notes accompanying those financial statements.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of healthcare facilities, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe we are the largest provider of housekeeping and laundry management services to the long-term care industry in the nation, rendering such services to over 3,500 facilities throughout the continental United States as of March 31, 2018.

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

Housekeeping consists of managing our clients’ housekeeping departments which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas at the clients’ facilities, as well as laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the clients’ facilities.

Dietary consists of managing our clients’ dietary departments which are principally responsible for food purchasing, meal preparation and providing dietitian professional services, which includes the development of menus that meet the dietary needs of residents.

At March 31, 2018, Housekeeping services were provided at essentially all of our more than 3,500 client facilities, generating approximately 49.1% or $246.4 million of our total revenues for the three months ended March 31, 2018. Dietary services were provided to over 1,500 client facilities at March 31, 2018 and contributed approximately 50.9% or $255.4 million of our total revenues for the three months ended March 31, 2018.

Subject to the factors noted in the Cautionary Statement Regarding Forward Looking Statements included in this Quarterly Report on Form 10-Q, and although there can be no assurance thereof, we expect our consolidated revenues for the remainder of 2018 to continue to grow. We expect that Dietary revenues will continue to grow as a percentage of consolidated revenue and such growth is expected to come from extending our Dietary department service offerings to our current Housekeeping client base. Growth in Housekeeping is expected to primarily come from obtaining new clients.

Three Months Ended March 31, 2018 and 2017

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, for the three months ended March 31, 2018 and 2017. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial results relate primarily to corporate level transactions and adjustments related to transactions recorded at the reportable segment level which use methods other than generally accepted accounting principles.

	Three Months Ended March 31,
	2018	2017	% Change
	(in thousands)
Revenues
Housekeeping	$246,409	$243,423	1.2%
Dietary	255,401	161,067	58.6%
Consolidated	$501,810	$404,490	24.1%

Costs of Services Provided
Housekeeping	$217,472	$220,221	(1.2)%
Dietary	240,671	150,842	59.6%
Corporate and eliminations	11,761	(25,493)	(146.1)%
Consolidated	$469,904	$345,570	36.0%

Selling, general and administrative expense
Corporate and eliminations	$33,777	$28,210	19.7%

Investment and interest income
Corporate and eliminations	$476	$1,569	(69.7)%

Income (loss) before income taxes
Housekeeping	$28,937	$23,202	24.7%
Dietary	14,730	10,225	44.1%
Corporate and eliminations	(45,062)	(1,148)	3,825.3%
Consolidated	$(1,395)	$32,279	(104.3)%

Housekeeping revenues represented approximately 49.1% of consolidated revenues for the first quarter 2018. Dietary revenues represented approximately 50.9% of consolidated revenues for the first quarter 2018.

The following table sets forth the ratio which certain items bear to consolidated revenues:

	Three Months Ended March 31,
	2018	2017
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	93.6%	85.4%
Selling, general and administrative expense	6.7%	7.0%
Investment and interest income	0.1%	0.4%
Income before income taxes	(0.2)%	8.0%
Income taxes	(0.3)%	2.5%
Net income	0.1%	5.5%

Revenues

Consolidated

Consolidated revenues increased 24.1% to $501.8 million in the first quarter 2018 compared to $404.5 million in the first quarter 2017, as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping’s 1.2% net growth in reportable segment revenues resulted from service agreements entered into with new clients. Dietary’s 58.6% net growth in reportable segment revenues resulted primarily from providing these services to a greater number of existing Housekeeping clients.

Costs of Services Provided

Consolidated

Consolidated costs of services provided increased 36.0% to $469.9 million in the first quarter 2018 compared to $345.6 million in the first quarter 2017, which is primarily related to our 24.1% growth in consolidated revenues for the same period and charges recorded to bad debt expense during first quarter 2018 as a result of restructuring events primarily from two customers. As a percentage of consolidated revenues, costs of services provided increased to 93.6% in the first quarter 2018 from 85.4% in the first quarter 2017.

Certain significant components within our costs of services provided are subject to fluctuation with changes in our business and client base. Labor and other labor-related costs, dining and housekeeping supplies, and self-insurance costs account for most of our consolidated costs of services provided. See the discussion under Reportable Segments below for additional information on the changes in the components of costs of services provided.

The following table provides a comparison of key indicators we consider when managing the consolidated costs of services provided:

	Three Months Ended March 31,
Costs of Services Provided - Key Indicators as a % of Consolidated Revenue	2018	2017	Change
Bad debt provision	7.4%	0.3%	7.1%
Self-insurance costs	2.6%	2.6%	—%

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues, decreased to 88.3% for the first quarter 2018 from 90.5% in the first quarter 2017. Costs of services provided for Dietary, as a percentage of Dietary revenues, increased to 94.2% for the first quarter 2018 from 93.7% in the first quarter 2017.

The following table provides a comparison of the key indicators we consider when managing costs of services provided at the segment level, as a percentage of the respective segment’s revenues:

	Three Months Ended March 31,
Costs of Services Provided-Key Indicators as a % of Segment Revenue	2018	2017	Change
Housekeeping labor and other labor-related costs	78.4%	80.1%	(1.7)%
Housekeeping supplies	7.9%	8.0%	(0.1)%
Dietary labor and other labor-related costs	56.3%	54.3%	2.0%
Dietary supplies	35.9%	37.1%	(1.2)%

The ratios of these key indicators generally remain relatively consistent. Variations relate to the provision of services at new facilities and changes in the mix of clients for whom we provide supplies or do not provide supplies. Management focuses on building efficiencies and managing labor and other costs at the facility level, as well as managing supply chain costs, for new and existing facilities.
.

Consolidated Selling, General and Administrative Expense

Excluding the change in the deferred compensation plan described below, consolidated selling, general and administrative expense increased $6.5 million or 24.0% compared to the first quarter 2017, related primarily to our overall growth. Selling, general and administrative expense, excluding the change in the deferred compensation plan, represented 6.7% of consolidated revenues for the first quarter 2018 and 2017, respectively.

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under the deferred compensation plan. These investments represent the amounts held on behalf of the participating employees and changes in the value of these investments affect the amount of our deferred compensation liability. Gains on the plan investments during the first quarter 2018 and 2017 increased our selling, general and administrative expense for these periods.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(in thousands)
Selling, general and administrative expense excluding change in deferred compensation liability	$33,546	$27,049	$6,497	24.0%
Gain on deferred compensation plan investments	231	1,161	(930)	(80.1)%
Selling, general and administrative expense	$33,777	$28,210	$5,567	19.7%

Consolidated Investment and Interest Income

Investment and interest income decreased 69.7% for the three months ended March 31, 2018 compared to the corresponding 2017 period, primarily due to unfavorable market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan. Realized gains and losses on our available-for-sale municipal bonds also impacted consolidated investment income.

Consolidated Income Taxes

During the first quarter 2018, the Company recognized a benefit for income taxes of $1.5 million versus a tax expense of $10.3 million for the same period in 2017. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018.

The 2018 estimated annual effective tax rate is expected to be approximately 22% to 24%. The actual annual effective tax rate will be impacted by the tax effects of option exercises or vested awards, which are treated as discrete items in the reporting period in which they occur, and therefore cannot be considered in the calculation of the estimated annual effective tax rate. The impact on the Company’s income tax benefit for the three months ended March 31, 2018 for such discrete items was approximately $1.1 million.

Liquidity and Capital Resources

Cash generated through operations is our primary source of liquidity. At March 31, 2018, we had cash, cash equivalents and marketable securities of $84.9 million and working capital of $317.5 million, compared to December 31, 2017 cash, cash equivalents and marketable securities of $82.8 million and working capital of $343.2 million. The decrease in working capital was driven by a decrease in the Company’s net receivables, primarily as a result of the increase in the accounts receivable allowance as of March 31, 2018 compared with December 31, 2017. As of March 31, 2018, we had an unused line of credit of $208.1 million. Our current ratio was 2.8 to 1 at March 31, 2018 versus 2.9 to 1 at December 31, 2017.

For the three months ended March 31, 2018 and 2017, our cash flows were as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$23,931	$34,646
Net cash used in investing activities	$(4,202)	$(1,356)
Net cash used in financing activities	$(18,797)	$(8,913)

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

Financing Activities

The primary use of cash for financing activities is the payment of dividends. We have paid regular quarterly cash dividends since the second quarter of 2003. During 2018, we paid to shareholders a regular quarterly cash dividend totaling $14.1 million as follows:

Quarter Ended
March 31, 2018
(amounts in thousands, except per share data)
Cash dividend paid per common share	$0.19125
Total cash dividends paid	$14,149
Record date	February 16, 2018
Payment date	March 23, 2018

The dividend paid to shareholders during the three months ended March 31, 2018 was funded by the existing cash generated from operations. Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or the amount of the dividends, we expect to continue to pay a regular quarterly cash dividend. Partially offsetting the cash used to pay dividends are the proceeds received from the exercise of stock options by employees and directors. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

The primary source of cash from financing activities is the net borrowings under our bank line of credit. We borrow for general corporate purposes as needed throughout the year. The outstanding short-term borrowings balance as of March 31, 2018 relates to cash flow requirements due to the timing of cash receipts and cash payments.

We did not repurchase any of our Common Stock during the three months ended March 31, 2018 and 2017, but we remain authorized to repurchase 1.7 million shares of our Common Stock pursuant to previous Board of Directors’ authorization.

Line of Credit

At March 31, 2018, we had a $300 million bank line of credit on which to draw for general corporate purposes. The amounts drawn under the line of credit are payable upon demand and generally bear interest at LIBOR plus 75 basis points (or if LIBOR becomes unavailable, the higher of the Prime Rate or the Overnight Bank Funding Rate plus 50 basis points). At March 31, 2018, there were $26.0 million in borrowings under the line of credit. At March 31, 2018, we also had outstanding $65.9 million in irrevocable standby letters of credit, which relate to payment obligations under our insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $65.9 million to $208.1 million at March 31, 2018.

The line of credit requires us to satisfy one financial covenant. The covenant and its respective status at March 31, 2018 was as follows:

Covenant Description and Requirement	As of March 31, 2018
Funded debt(1) to EBITDA(2) ratio: less than 3.00 to 1.00	0.83

(1)	All indebtedness for borrowed money including, but not limited to, capitalized lease obligations, reimbursement obligations in respect of letters of credit and guaranties of any such indebtedness.

(2)	Net income plus interest expense, income tax expense, depreciation, amortization and extraordinary non-recurring losses/gains.

As noted above, we were in compliance with our financial covenant at March 31, 2018 and we expect to remain in compliance. The line of credit expires on December 18, 2018. Although no assurances can be provided that the we will renew the line of credit or secure other financing, we expect the line of credit to be renewed prior to expiration, or substituted with another form of financing.

Accounts and Notes Receivable

Any decision to extend credit is made on a case-by-case basis and is based on a number of qualitative and quantitative factors related to the particular client, as well as the general risks associated with operating within the long-term care industry.

Our net accounts and notes receivable balance decreased from December 31, 2017. Such fluctuations in net accounts and notes receivable are attributable to a variety of factors including, but not limited to, the timing of cash receipts from customers, the Company’s assessment of collectability and corresponding provision for bad debt expense, and the inception, transition or termination of client relationships.

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

We deploy significant resources and have invested in tools and processes to optimize our credit and collections efforts. When appropriate, we utilize interest-bearing promissory notes as an alternative to accounts receivable to enhance the collectability of amounts due, by providing a definitive repayment plan and providing a means by which to further evidence the amounts owed. At March 31, 2018 and December 31, 2017, we had $60.9 million and $36.6 million, net of reserves, respectively, of such promissory notes outstanding. In addition, we may assist our clients who are adjusting to changes in their cash flows by amending our agreements from full-service to management-only arrangements, or by modifying contractual payment terms to accommodate clients who have in good faith established clearly-defined plans for addressing cash flow issues. These efforts are intended to minimize our collections risk while maintaining our relationships with our clients.

In order to provide for collections issues and the general risk associated with the granting of credit terms, we recorded a bad debt provision (in an Allowance for Doubtful Accounts) of $37.1 million for the three months ended March 31, 2018. The provision was inclusive of charges recorded during the quarter as a result of restructuring events primarily from two customers that occurred during the three months ended March 31, 2018. For the three months ended March 31, 2017, we recorded a bad debt provision of $1.1 million. As a percentage of total revenues, these provisions represent approximately 7.4% and 0.3% for each of the three months ended March 31, 2018 and 2017, respectively.

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping and food service equipment purchases, laundry and linen equipment installations, computer hardware and software, and furniture and fixtures. Although we have no specific material commitments for capital expenditures through the end of calendar year 2018, we estimate that for 2018 we will have capital expenditures of approximately $4.5 million to $6.0 million. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would seek to obtain necessary capital from such sources as long-term debt or equity financing.

Material Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, other than our irrevocable standby letter of credit previously discussed.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2018, we had $84.9 million in cash, cash equivalents and marketable securities. The fair values of all of our cash equivalents and marketable securities are determined based on “Level 1” or “Level 2” inputs, which are based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Based on their evaluation as of March 31, 2018, pursuant to Exchange Act Rule 13a-15(b), our Management, including our President and Chief Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act 13a-15(e)) are effective.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by our Management, including our President and Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended March 31, 2018 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

In April 2018, the Board amended the terms of the 2012 Equity Incentive Plan (the “Plan”) to include a “double trigger” approach to vesting of stock awards upon a change of control, rather than providing for vesting solely upon such change in control. The Second Amended and Restated Plan is filed as exhibit 10.1 to this Form 10-Q.

Item 6. Exhibits

The following exhibits are filed as part of this Report:

Exhibit Number	Description
10.1*	Second Amended and Restated 2012 Equity Incentive Plan
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following financial information from the Company’s Form 10-Q for the quarterly period ended March 31, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements

* Indicates a management plan or compensation plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE SERVICES GROUP, INC.

Date:	April 27, 2018	/s/ Theodore Wahl
Theodore Wahl
President & Chief Executive Officer
(Principal Executive Officer)

Date:	April 27, 2018	/s/ John C. Shea
John C. Shea
Chief Financial Officer
(Principal Financial and Accounting Officer)