Form 10-Q
period 2018-06-30
HEALTHCARE SERVICES GROUP INC
filed 2018-07-27
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $.01 par value: 73,740,000 shares outstanding as of July 25, 2018.

Healthcare Services Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2018

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report and documents incorporated by reference into it may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the healthcare industry, primarily providers of long-term care; having a significant portion of our consolidated revenues contributed by one customer during the six months ended June 30, 2018; credit and collection risks associated with the healthcare industry; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the healthcare industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor-related matters such as minimum wage increases; continued realization of tax benefits arising from our corporate reorganization and self-funded health insurance program; risks associated with the reorganization of our corporate structure; realization of our expectations regarding the impact of the Tax Cuts and Jobs Act on our financial results; and the risk factors described in Part I of our Form 10-K for the fiscal year ended December 31, 2017 under “Government Regulation of Clients,” “Competition” and “Service Agreements and Collections,” and under Item IA. “Risk Factors” in such Form 10-K.

These factors, in addition to delays in payments from clients and/or clients in bankruptcy or clients with which we are in litigation to collect payment, have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor-related costs, materials, supplies and equipment used in performing services (including the impact of potential tariffs) could not be passed on to our clients.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Healthcare Services Group, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS:
Current assets:
Cash and cash equivalents	$13,155	$9,557
Marketable securities, at fair value	74,928	73,221
Accounts and notes receivable, less allowance for doubtful accounts of $49,709 and $11,985 as of June 30, 2018 and December 31, 2017, respectively	343,665	378,720
Inventories and supplies	41,424	42,393
Prepaid expenses and other assets	27,625	23,515
Total current assets	500,797	527,406
Property and equipment, net	13,254	13,509
Goodwill	51,084	51,084
Other intangible assets, less accumulated amortization of $15,084 and $12,853 as of June 30, 2018 and December 31, 2017, respectively	28,650	30,881
Notes receivable — long-term portion	37,386	15,476
Deferred compensation funding, at fair value	30,697	28,885
Deferred income taxes	7,753	7,498
Other noncurrent assets	1,257	1,264
Total assets	$670,878	$676,003

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$69,269	$74,463
Accrued payroll, accrued and withheld payroll taxes	27,423	32,139
Other accrued expenses	3,495	4,561
Borrowings under line of credit	40,505	35,382
Income taxes payable	—	15,378
Accrued insurance claims	23,702	22,245
Total current liabilities	164,394	184,168
Accrued insurance claims — long-term portion	67,459	62,454
Deferred compensation liability	30,891	29,429
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000 shares authorized; 75,200 and 74,960 shares issued, and 73,733 and 73,436 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	752	750
Additional paid-in capital	255,894	244,363
Retained earnings	161,269	163,860
Accumulated other comprehensive (loss) income, net of taxes	(204)	837
Common stock in treasury, at cost, 1,467 and 1,524 shares as of June 30, 2018 and December 31, 2017, respectively	(9,577)	(9,858)
Total stockholders’ equity	408,134	399,952
Total liabilities and stockholders’ equity	$670,878	$676,003

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$503,732	$470,876	$1,005,542	$875,366
Operating costs and expenses:
Costs of services provided	437,618	407,322	907,522	752,892
Selling, general and administrative expense	34,118	31,991	67,895	60,201
Other income, net:
Investment and interest, net	1,320	1,515	1,796	3,084
Income before income taxes	33,316	33,078	31,921	65,357
Income tax provision	7,502	10,527	6,035	20,789
Net income	$25,814	$22,551	$25,886	$44,568

Per share data:
Basic earnings per common share	$0.35	$0.31	$0.35	$0.61
Diluted earnings per common share	$0.35	$0.30	$0.35	$0.60

Weighted average number of common shares outstanding:
Basic	73,982	73,276	73,947	73,176
Diluted	74,487	74,269	74,606	74,108

Comprehensive income:
Net income	$25,814	$22,551	$25,886	$44,568
Other comprehensive income:
Unrealized gain (loss) on available-for-sale marketable securities, net of taxes	97	602	(1,041)	1,081
Total comprehensive income	$25,911	$23,153	$24,845	$45,649

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$25,886	$44,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,836	4,239
Bad debt provision	39,387	2,100
Stock-based compensation expense, net of tax benefit from equity compensation plans	2,026	315
Amortization of premium on marketable securities	653	569
Unrealized gain on deferred compensation fund investments	(1,259)	(2,304)
Changes in operating assets and liabilities:
Accounts and notes receivable	(26,242)	(69,187)
Inventories and supplies	969	(238)
Prepaid expenses and other assets	(2,458)	(6,089)
Deferred compensation funding	(531)	98
Accounts payable and other accrued expenses	(6,628)	5,550
Accrued payroll, accrued and withheld payroll taxes	(1,690)	1,572
Income taxes payable	(15,955)	7,343
Accrued insurance claims	6,461	2,399
Deferred compensation liability	1,940	2,504
Net cash provided by (used in) operating activities	27,395	(6,561)
Cash flows from investing activities:
Disposals of fixed assets	222	169
Additions to property and equipment	(2,572)	(2,674)
Purchases of marketable securities	(9,453)	(15,939)
Sales of marketable securities	5,775	14,681
Cash paid for acquisitions	—	(2,584)
Net cash used in investing activities	(6,028)	(6,347)
Cash flows from financing activities:
Dividends paid	(28,398)	(27,374)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	46	48
Proceeds from the exercise of stock options	5,460	7,257
Net proceeds from short-term borrowings	5,123	16,182
Net cash used in financing activities	(17,769)	(3,887)
Net change in cash and cash equivalents	3,598	(16,795)
Cash and cash equivalents at beginning of the period	9,557	23,853
Cash and cash equivalents at end of the period	$13,155	$7,058

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statement of Stockholders’ Equity
(in thousands)
(Unaudited)

	For the six months ended June 30, 2018
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of taxes	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2017	74,960	$750	$244,363	$163,860	$837	$(9,858)	$399,952
Comprehensive income:
Net income for the period	—	—	—	25,886	—	—	25,886
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	—	(1,041)	—	(1,041)
Comprehensive income for the period	—	—	—	—	—	—	24,845
Exercise of stock options and other stock-based compensation, net of shares tendered for payment	236	2	5,458	—	—	—	5,460
Share-based compensation expense — stock options, restricted stock	—	—	2,806	—	—	—	2,806
Treasury shares issued for Deferred Compensation Plan funding and redemptions	—	—	549	—	—	(72)	477
Shares issued pursuant to Employee Stock Plan	—	—	2,474	—	—	346	2,820
Dividends paid and accrued	—	—	—	(28,477)	—	—	(28,477)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	39	—	—	7	46
Other	4	—	205	—	—	—	205
Balance — June 30, 2018	75,200	$752	$255,894	$161,269	$(204)	$(9,577)	$408,134

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

Dietary consists of managing the clients’ dietary departments, which are principally responsible for food purchasing, meal preparation and dietitian professional services, which includes the development of menus that meet residents’ dietary needs.

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows. However, in the Company’s opinion, all adjustments which are of a normal recurring nature and are necessary for a fair presentation have been reflected in these consolidated financial statements. The balance sheet shown in this report as of December 31, 2017 has been derived from, and does not include, all of the disclosures contained in the financial statements for the year ended December 31, 2017. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any future period.

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

Inventories and Supplies

Inventories and supplies include housekeeping, linen and laundry supplies, as well as food provisions and supplies. Non-linen inventories and supplies are stated at cost to approximate a first-in, first-out (FIFO) basis. Linen supplies are amortized on a straight-line basis over their estimated useful life of 24 months.

Revenue Recognition

The Company recognizes revenue from service agreements with customers when or as the promised goods and services are provided to customers. Revenues are reported net of sales taxes that are collected from customers and remitted to taxing authorities.

The guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification subtopic 606 Revenue from Contracts with Customers (“ASC 606”) became effective and was adopted by the Company as of January 1, 2018, by applying the modified retrospective method for contracts that were not completed as of January 1, 2018. The standard requires the Company to recognize revenue as the promised goods and services within the terms of the Company’s contracts are performed and satisfied. The amount of revenue which the Company recognizes is based on the consideration which the Company expects to be entitled to in exchange for contracted promised goods and services. The adoption of this standard did not have a material impact to the Company's accounting for revenue earned relating to the Housekeeping and Dietary segments. The Company also did not recognize an opening adjustment to retained earnings as a result of the adoption of the standard. See Note 2—Revenue herein for additional revenue disclosure that is being presented as a result of the newly adopted standard.

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

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets are amortized on a straight-line basis over their respective lives. Goodwill represents the excess of cost over the fair value of net assets of acquired businesses. Management reviews the carrying value of goodwill at least annually during the fourth quarter of each year to assess for impairment, or more often if events or circumstances indicate that the carrying value may exceed its estimated fair value. No impairment loss was recognized on the Company’s intangible assets or goodwill during the six months ended June 30, 2018.

Concentrations of Credit Risk

The financial instruments that are subject to concentrations of credit risk are cash and cash equivalents, marketable securities, deferred compensation funding and accounts and notes receivable. The Company’s marketable securities are fixed income investments which are highly liquid and can be readily purchased or sold through established markets. At June 30, 2018 and December 31, 2017, substantially all of the Company’s cash and cash equivalents and marketable securities were held in one large financial institution located in the United States.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize assets and liabilities on their balance sheet related to the rights and obligations created by most leases, while continuing to recognize expenses on their income statements over the lease term.  It will also require disclosures designed to give financial statement users information regarding the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. The Company will adopt the new guidance as of January 1, 2019. The primary impact of ASU 2016-02 will relate to the capitalization of certain operating leases, however the Company does not expect the standard to have a material impact on the consolidated financial statements. The actual impact of the standard implementation will depend on the Company's lease portfolio at the time of adoption. The Company continues to assess all implications of the standard and related financial disclosures.

In January 2017, the FASB issued Accounting Standards Update 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 no longer requires companies to perform a hypothetical purchase price allocation to measure impairment, eliminating step 2 of the goodwill impairment test. Instead, impairment will be measured using the difference of the carrying amount to the fair value of Goodwill on a reporting unit basis. The guidance is effective for annual reporting periods beginning after December 15, 2019, but early adoption is permitted. The Company has elected to early adopt ASU 2017-04 for the annual evaluation which will be performed during the fourth quarter of 2018.

Note 2—Revenue

The Company disaggregates its consolidated revenues by reportable segment, as Management evaluates the nature, amount, timing and uncertainty of the Company’s revenues by segment. Refer to Note 12—Segment Information herein as well as the information below regarding the Company’s reportable segments.

Housekeeping

Housekeeping accounted for approximately 48.9%, or $492.0 million, and 55.6%, or $486.3 million, of the Company’s consolidated revenues for the six months ended June 30, 2018 and 2017, respectively. The services provided under this segment include managing clients’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the clients’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the clients’ facilities. Upon beginning service with a client facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with client requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation, and on-site testing for infection control.

Dietary

Dietary services represented approximately 51.1%, or $513.6 million, and 44.4%, or $389.0 million, of the Company’s consolidated revenues for the six months ended June 30, 2018 and 2017, respectively. Dietary services consist of managing clients’ dietary departments which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support being provided by a District Manager specializing in dietary services, as well as a registered dietitian. The Company also offers clinical consulting services to facilities which if contracted is a service bundled within the monthly service provided to clients. Upon beginning service with a client facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate dietitian services with other facility support functions in accordance with client requests. Such management personnel also oversee the execution of various cost- and quality-control procedures including continuous training and employee evaluation.

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

The Company performs services and provides goods in accordance with contracts with its customers. Such contracts typically provide for a renewable one year service term, cancelable by either party upon 30 to 90 days' notice, after an initial period of 60 to 120 days. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account under ASC 606. The Company’s Housekeeping and Dietary contracts relate to the provision of bundles of goods, services or both, which represent a series of distinct goods and services and that are substantially the same and that have the same pattern of transfer to the customer. Accordingly, the Company accounts for the series as a single performance obligation satisfied over time, as the customer simultaneously receives and consumes the benefits of the goods and services provided. Revenue is recognized using the output method, which is based upon the delivery of goods and services to the clients’ facilities. In limited cases, the Company provides goods, services or both, before the execution of a written contract. In these cases, the Company defers the recognition of revenue until a contract is executed. The amount of such deferred revenue was not material as of and for the three and six months ended June 30, 2018.

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

The Company allocates the transaction price to each performance obligation, noting that the bundle of goods, services or goods and services provided under each Housekeeping and Dietary contract represents a single performance obligation that is satisfied over time. The Company recognizes the related revenue when it satisfies the performance obligation by transferring a bundle of promised goods, services or both to a customer. Such recognition is on a monthly or weekly basis, as goods are provided and services are performed. In some cases, the Company requires customers to pay in advance for goods and services to be provided. However, as of June 30, 2018, the value of the associated contract liabilities was not material.

Transaction Price Allocated to Remaining Performance Obligations

The Company recognizes revenue as it satisfies the performance obligations associated with contracts with customers, which due to the nature of the goods and services provided by the Company, are satisfied over time. Contracts may contain transaction prices that are fixed, variable or both. The significant majority of the Company’s contracts with customers have an initial term of one year or less, with renewable one year service terms, cancelable by either party upon 30 to 90 days’ notice after an initial period of 60 to 120 days. For the purpose of disclosing the transaction price allocated to remaining performance obligations, the Company elected to apply practical expedients available under the guidance in ASC 606 to exclude from the calculation future revenues expected for the performance of services under contracts with variable consideration that are for a term of one year or less. Although only a small portion of the Company’s contracts have an original expected duration that exceeds 12 months, the Company has historically had, and expects to continue to have, favorable client retention rates. As of June 30, 2018, the revenue expected to be recognized with the fixed transaction price associated with the remaining performance obligations under the Company’s existing contracts with a term greater than one year is $146.7 million for the remainder of 2018, $293.5 million for 2019, $293.6 million for 2020, $293.7 million for 2021, $291.2 million for 2022 and $363.8 million thereafter.

Note 3— Accounts and Notes Receivable

The Company’s accounts and notes receivable balances consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(in thousands)
Short-term
Accounts and notes receivable	$393,374	$390,705
Allowance for doubtful accounts	(49,709)	(11,985)
	$343,665	$378,720
Long-term
Notes receivable	$37,386	$15,476
Total accounts and notes receivable	$381,051	$394,196

Any decision to extend credit is made on a case-by-case basis and is based on a number of qualitative and quantitative factors related to the particular client, and general collection risks associated with operating within and trends in the long-term care industry.

The Company’s net current accounts and notes receivable balance decreased from December 31, 2017. Fluctuations in net accounts and notes receivable are generally attributable to a variety of factors including, but not limited to, the timing of cash receipts from customers and the inception, transition or termination of client relationships. However, the Company offset its accounts and notes receivable with an increased allowance for doubtful accounts in the first quarter 2018 related primarily to corporate restructurings of two privately-held, multi-state operators that occurred during the first quarter 2018. In addition, the Company converted approximately $24.8 million of accounts receivable to long-term notes receivable, due to the achievement of key operational and financial milestones related to the 2017 dining and nutrition expansion with Genesis HealthCare.

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

The Company deploys significant resources and has invested in tools and processes to optimize Management’s credit and collections efforts. When appropriate, the Company utilizes interest-bearing promissory notes as an alternative to accounts receivable to enhance the collectability of amounts due, by instituting a definitive repayment plan and providing a means by which to further evidence the amounts owed. As of June 30, 2018 and December 31, 2017, the Company had $59.4 million and $36.6 million, net of reserves, respectively, of such promissory notes outstanding. In addition, the Company may assist clients who are adjusting to changes in their cash flows by amending the Company’s agreements from full-service to management-only arrangements, or by modifying contractual payment terms to accommodate clients who have in good faith established clearly-defined plans for addressing cash flow issues. These efforts are intended to minimize the Company’s collections risk while maintaining relationships with the clients.

Note 4— Allowance for Doubtful Accounts

The allowance for doubtful accounts is established when the Company determines that it is probable that receivables have been impaired and the Company can reasonably estimate the amount of the losses. The related provision for bad debts is charged to costs of services provided in the Company’s Consolidated Statements of Comprehensive Income. The allowance for doubtful accounts is evaluated based on the Company’s ongoing review of accounts and notes receivable and is inherently subjective as it requires estimates susceptible to significant revision as more information becomes available.

The Company has had varying collections experience with respect to its accounts and notes receivable. The Company has sometimes extended the period of payment for certain clients beyond contractual terms. Such clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for such collection issues and the general risk associated with the granting of credit terms, the Company recorded bad debt provisions (in Allowance for Doubtful Accounts) of $39.4 million and $2.1 million for the six months ended June 30, 2018 and 2017, respectively. The increase in the provision for bad debts period-over-period is primarily related to corporate restructurings of two privately-held, multi-state operators that occurred during the first quarter 2018.

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

Note 5—Changes in Accumulated Other Comprehensive Income by Component

Accumulated other comprehensive income consists of unrealized gains and losses from the Company’s available-for-sale marketable securities. The following table provides a summary of the changes in accumulated other comprehensive income for the six months ended June 30, 2018 and 2017:

	Unrealized Gains and Losses on Available-for-Sale Securities(1)
	Six Months Ended June 30,
	2018	2017
	(in thousands)
Accumulated other comprehensive income (loss) — beginning balance	$837	$(319)
Other comprehensive (loss) income before reclassifications	(1,167)	963
Losses reclassified from other comprehensive income(2)	126	118
Net current period other comprehensive (loss) income(3)	(1,041)	1,081
Accumulated other comprehensive (loss) income — ending balance	$(204)	$762

(1)	All amounts are net of tax.

(2)
Realized losses were recorded pre-tax under “Other income, net - Investment and interest” in our Consolidated Statements of Comprehensive Income. For the six months ended June 30, 2018 and 2017, the Company recorded $0.2 million of realized losses from the sale of available-for-sale securities. Refer to Note 8—Fair Value Measurements herein for further information.

(3)	For the six months ended June 30, 2018 and 2017, the changes in other comprehensive income were net of a tax benefit of $0.3 million and an expense of $0.6 million, respectively.

	Amounts Reclassified from Accumulated Other Comprehensive Income
	2018	2017
	(in thousands)
Three Months Ended June 30,
Losses from the sale of available-for-sale securities	$(67)	$(125)
Tax benefit	11	40
Net loss reclassified from accumulated other comprehensive income	$(56)	$(85)
Six Months Ended June 30,
Losses from the sale of available-for-sale securities	$(156)	$(173)
Tax benefit	30	55
Net loss reclassified from accumulated other comprehensive income	$(126)	$(118)

Note 6—Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded over the estimated useful life of each class of depreciable asset, and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

The following table sets forth the amounts of property and equipment by each class of depreciable asset as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(in thousands)
Housekeeping and Dietary equipment	$22,753	$22,349
Computer hardware and software	12,570	12,665
Other (1)	988	990
Total property and equipment, at cost	36,311	36,004
Less accumulated depreciation	23,057	22,495
Total property and equipment, net	$13,254	$13,509

(1)	Includes furniture and fixtures, leasehold improvements and autos and trucks.

Depreciation expense for each of the three months ended June 30, 2018 and 2017 was $1.3 million. Depreciation expense for each of the six months ended June 30, 2018 and 2017 was $2.6 million.

Note 7—Other Intangible Assets

The Company’s other intangible assets consist of customer relationships which were obtained through acquisitions and are recorded at their fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful lives. The customer relationships have a weighted-average amortization period of approximately 10 years.

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remainder of 2018, the following five fiscal years and thereafter:

Period/Year	Total Amortization Expense
(in thousands)
July 1 to December 31, 2018	$2,133
2019	$4,165
2020	$4,165
2021	$4,165
2022	$4,165
2023	$3,168
Thereafter	$6,689

Amortization expense for the three months ended June 30, 2018 and 2017 was $1.1 million, respectively. Amortization expense for the six months ended June 30, 2018 and 2017 was $2.2 million and $1.7 million, respectively.

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

The Company’s marketable securities consist of tax-exempt municipal bonds, which are classified as available-for-sale and are reported at fair value. Unrealized gains and losses associated with these investments are included in other comprehensive income (net of tax) within the Consolidated Statements of Comprehensive Income. The fair value of these marketable securities is classified within Level 2 of the fair value hierarchy, as these securities are measured using quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable. Such valuations are determined by a third-party pricing service. For the three months ended June 30, 2018 and 2017, the Company recorded unrealized gains of $0.1 million and $0.6 million on marketable securities, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded unrealized losses of $1.0 million and unrealized gains of $1.1 million on marketable securities, respectively.

For the three months ended June 30, 2018 and 2017, the Company received total proceeds, less the amount of interest received, of $3.3 million and $7.0 million, respectively, from sales of available-for-sale municipal bonds. For the three months ended June 30, 2018 and 2017, these sales resulted in realized losses of $0.1 million for each period. For the six months ended June 30, 2018 and 2017, the Company received total proceeds, less the amount of interest received, of $5.8 million and $14.7 million, respectively, from sales of available-for-sale municipal bonds. For the six months ended June 30, 2018 and 2017, these sales resulted in realized losses of $0.2 million for each period which were recorded in “Other income, net – Investment and interest” in the Consolidated Statements of Comprehensive Income. The basis for the sale of these securities was the specific identification of each bond sold during the period.

The investments under the funded deferred compensation plan are accounted for as trading securities and unrealized gains or losses are included in earnings. The fair value of these investments are determined based on quoted market prices (Level 1).

The following tables provide fair value measurement information for the Company’s marketable securities and deferred compensation fund investments as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$74,928	$74,928	$—	$74,928	$—

Deferred compensation fund
Money Market (1)	$2,347	$2,347	$—	$2,347	$—
Balanced and Lifestyle	8,681	8,681	8,681	—	—
Large Cap Growth	8,898	8,898	8,898	—	—
Small Cap Growth	3,667	3,667	3,667	—	—
Fixed Income	3,345	3,345	3,345	—	—
International	1,644	1,644	1,644	—	—
Mid Cap Growth	2,115	2,115	2,115	—	—
Deferred compensation fund	$30,697	$30,697	$28,350	$2,347	$—

	As of December 31, 2017
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$73,221	$73,221	$—	$73,221	$—

Deferred compensation fund
Money Market (1)	$2,720	$2,720	$—	$2,720	$—
Balanced and Lifestyle	8,523	8,523	8,523	—	—
Large Cap Growth	7,802	7,802	7,802	—	—
Small Cap Growth	3,442	3,442	3,442	—	—
Fixed Income	3,050	3,050	3,050	—	—
International	1,531	1,531	1,531	—	—
Mid Cap Growth	1,817	1,817	1,817	—	—
Deferred compensation fund	$28,885	$28,885	$26,165	$2,720	$—

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-than-temporary Impairments
	(in thousands)
June 30, 2018
Type of security:
Municipal bonds — available-for-sale	$75,273	$347	$(692)	$74,928	$—
Total debt securities	$75,273	$347	$(692)	$74,928	$—

December 31, 2017
Type of security:
Municipal bonds — available-for-sale	$72,249	$1,169	$(197)	$73,221	$—
Total debt securities	$72,249	$1,169	$(197)	$73,221	$—

The following table summarizes the contractual maturities of debt securities held at June 30, 2018 and December 31, 2017, which are classified as marketable securities in the Consolidated Balance Sheets:

	Municipal Bonds — Available-for-Sale
Contractual maturity:	June 30, 2018	December 31, 2017
	(in thousands)
Maturing in one year or less	$1,412	$916
Maturing in second year through fifth year	19,067	15,948
Maturing in sixth year through tenth year	18,737	22,851
Maturing after ten years	35,712	33,506
Total debt securities	$74,928	$73,221

Note 9— Stock-Based Compensation

The components of the Company’s stock-based compensation expense for the six months ended June 30, 2018 and 2017 are as follows:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Stock options	$1,514	$2,040
Restricted stock and restricted stock units	1,292	584
Employee Stock Purchase Plan	289	249
Total pre-tax stock-based compensation expense charged against income (1)	$3,095	$2,873

(1)	Stock-based compensation expense is recorded in selling, general and administrative expense in the Company’s Consolidated Statements of Comprehensive Income.

At June 30, 2018, the unrecognized compensation cost related to unvested stock options and awards was $17.1 million. The weighted average period over which these awards will vest is approximately 3.0 years.

2012 Equity Incentive Plan

The Company’s Second Amended and Restated 2012 Equity Incentive Plan (the “Plan”) provides that current or prospective officers, employees, non-employee directors and advisors can receive share-based awards such as stock options, restricted stock, restricted stock units and other stock awards. The Plan seeks to promote the highest level of performance by providing an economic interest in the long-term success of the Company.

As of June 30, 2018, 3.0 million shares of common stock were reserved for issuance under the Plan, including 0.5 million shares available for future grant. No stock award will have a term in excess of ten years. All awards granted under the Plan become vested and exercisable ratably over a five year period on each yearly anniversary of the grant date.

The Nominating, Compensation and Stock Option Committee of the Board of Directors is responsible for determining the terms of the grants in accordance with the Plan.

Stock Options

A summary of stock options outstanding under the Plan as of December 31, 2017 and changes during the six months ended June 30, 2018 is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price
	(in thousands)
December 31, 2017	2,374	$29.22
Granted	169	$52.06
Exercised	(208)	$27.62
Forfeited	(46)	$35.41
Expired	(1)	$36.49
June 30, 2018	2,289	$30.92

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2018 and 2017 was $10.48 and $8.52 per common share, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2018 and 2017 was $4.7 million and $7.0 million, respectively.

The fair value of stock option awards granted in 2018 and 2017 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Six Months Ended June 30,
	2018	2017
Risk-free interest rate	2.1%	2.0%
Weighted average expected life	5.8 years	5.8 years
Expected volatility	21.4%	25.1%
Dividend yield	1.5%	1.9%

The following table summarizes other information about the stock options at June 30, 2018:

June 30, 2018
(amounts in thousands, except per share data)
Outstanding:
Aggregate intrinsic value	$29,557
Weighted average remaining contractual life	6.3 years
Exercisable:
Number of options	1,199
Weighted average exercise price	$24.76
Aggregate intrinsic value	$22,103
Weighted average remaining contractual life	4.9 years

Restricted Stock Units and Restricted Stock

The fair value of outstanding restricted stock units and restricted stock was determined based on the market price of the shares on the date of grant. During the six months ended June 30, 2018, the Company granted 139 thousand restricted stock units with a weighted average grant date fair value of $52.06 per unit. During the six months ended June 30, 2017, the Company granted 81 thousand restricted stock units with a weighted average grant date fair value of $39.38 per share.

During the six months ended June 30, 2018 and 2017, the Company did not grant any restricted stock.

A summary of the outstanding restricted stock units and restricted stock as of December 31, 2017 and changes during the six months ended June 30, 2018 is as follows:

	Restricted Stock Units and Restricted Stock
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2017	145	$37.07
Granted	139	$52.06
Vested	(34)	$35.16
Forfeited	(4)	$52.06
June 30, 2018	246	$45.58

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

Under the ESPP, the Company is authorized to issue up to 4.1 million shares of its common stock to its employees. Pursuant to such authorization, there are 2.3 million shares available for future grant at June 30, 2018.

The expense associated with the options granted under the ESPP during the six months ended June 30, 2018 and 2017 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Six Months Ended June 30,
	2018	2017
Risk-free interest rate	1.89%	1.05%
Weighted average expected life (years)	1.0	1.0
Expected volatility	20.8%	21.2%
Dividend yield	1.4%	1.9%

Deferred Compensation Plan

The Company offers a Supplemental Executive Retirement Plan (“SERP”) for executives and certain key employees. The SERP allows participants to defer a portion of their earned income on a pre-tax basis and as of the last day of each plan year, each participant will be credited with a match of a portion of their deferral in the form of the Company’s common stock based on the then-current market value. Under the SERP, the Company is authorized to issue 1.0 million shares of its common stock to its employees. Pursuant to such authorization, the Company has 0.4 million shares available for future grant at June 30, 2018. At the time of issuance, such shares are accounted for at cost as treasury stock.

The following table summarizes information about the SERP during the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
SERP expense (1)	$328	$308
Unrealized gain recorded in SERP liability account	$1,118	$2,313

(1)	Both the SERP match and the deferrals are included in the selling, general and administrative caption in the Consolidated Statements of Comprehensive Income.

Note 10— Dividends

During the six months ended June 30, 2018, the Company paid regular quarterly cash dividends totaling approximately $28.4 million as follows:

	Quarter Ended
	March 31, 2018	June 30, 2018
	(in thousands, except per share data)
Cash dividend paid per common share	$0.19125	$0.19250
Total cash dividends paid	$14,149	$14,249
Record date	February 16, 2018	May 25, 2018
Payment date	March 23, 2018	June 29, 2018

Additionally, on July 17, 2018, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.19375 per common share, which will be paid on September 28, 2018, to shareholders of record as of the close of business on August 24, 2018.

Cash dividends declared for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cash dividends declared per common share	$0.19375	$0.18875	$0.38625	$0.37625

Note 11— Income Taxes

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018. Year to date, the Company has recognized a provision for income taxes of $6.0 million.

The 2018 estimated annual effective tax rate is expected to be approximately 21% to 23%. The actual annual effective tax rate will be impacted by the tax effects of option exercises or vested awards, which are treated as discrete items in the reporting period in which they occur, and therefore cannot be considered in the calculation of the estimated annual effective tax rate. The impact on the Company’s income tax provision for the six months ended June 30, 2018 for such discrete items was approximately $1.1 million.

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

The Company accounts for income taxes using the asset and liability method, which results in recognizing income tax expense based on the amount of income taxes payable or refundable for the current year. Additionally, the Company regularly evaluates the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on the evaluation, there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years ended December 31, 2013 through 2017 (with regard to U.S. federal income tax returns) and December 31, 2012 through 2017 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2018.

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

Note 12—Segment Information

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Revenues
Housekeeping	$245,547	$242,919	$491,956	$486,342
Dietary	258,185	227,957	513,586	389,024
Total	$503,732	$470,876	$1,005,542	$875,366

Income before income taxes
Housekeeping	$29,078	$21,474	$58,015	$44,676
Dietary	15,571	13,142	30,301	23,367
Corporate and eliminations (1)	(11,333)	(1,538)	(56,395)	(2,686)
Total	$33,316	$33,078	$31,921	$65,357

(1)
Primarily represents corporate office costs and related overhead, recording of certain inventories and supplies and workers compensation costs at the reportable segment level which use accounting methods that differ from those used at the corporate level, as well as consolidated subsidiaries’ operating expenses that are not allocated to the reportable segments, net of investment and interest income. It is also inclusive of charges recorded to provision to bad debt during the first quarter of 2018 as a result of restructuring events primarily from two customers that occurred during the six months ended June 30, 2018. No such charges were recorded for the three months ended June 30, 2018.

Note 13— Earnings Per Common Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Weighted average number of common shares outstanding - basic	73,982	73,276	73,947	73,176
Effect of dilutive securities (1)	505	993	659	932
Weighted average number of common shares outstanding - diluted	74,487	74,269	74,606	74,108

(1)
Certain outstanding stock option awards are anti-dilutive and were therefore excluded from the calculation of the weighted average number of diluted common shares outstanding. During the three and six months ended June 30, 2018, options to purchase 0.7 million and 0.6 million shares having a weighted average exercise price of $42.16 and $42.66 per share were excluded. During the three and six months ended June 30, 2017, options to purchase 0.5 million shares having a weighted average exercise price of $39.38 per share were excluded.

Note 14— Other Contingencies

Line of Credit

At June 30, 2018, the Company had a $300 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at LIBOR plus 75 basis points. At June 30, 2018, there were $40.5 million in borrowings under the line of credit. The line of credit requires the Company to satisfy one financial covenant, with which the Company is in compliance as of June 30, 2018 and expects to remain in compliance. The line of credit expires on December 18, 2018, and although no assurances can be provided that the Company will renew the line of credit or secure other financing, the Company expects the line of credit to be renewed prior to expiration, or substituted with another form of financing.

At June 30, 2018, the Company also had outstanding $65.9 million in irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $65.9 million to $193.6 million at June 30, 2018.

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

Note 15—Subsequent Events

The Company evaluated all subsequent events through the filing date of this Form 10-Q. There were no events or transactions occurring during this subsequent reporting period which require recognition or additional disclosure in these financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items when comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of June 30, 2018 and December 31, 2017 and the notes accompanying those financial statements.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of healthcare facilities, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe we are the largest provider of housekeeping and laundry management services to the long-term care industry in the nation, rendering such services to over 3,500 facilities throughout the continental United States as of June 30, 2018.

We provide services primarily pursuant to full service agreements with our clients. Under such agreements, we are responsible for the day-to-day management of the employees located at our clients’ facilities, as well as for the provision of certain supplies. We also provide services on the basis of management-only agreements for a limited number of clients. Under a management-only agreement, we provide management and supervisory services while the client facility retains payroll responsibility for the non-supervisory staff. Our agreements with clients typically provide for a renewable one year service term, cancelable by either party upon 30 to 90 days’ notice after an initial period of 60 to 120 days.

We are organized into two reportable segments: housekeeping, laundry, linen and other services (“Housekeeping”), and dietary department services (“Dietary”).

Housekeeping consists of managing our clients’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the clients’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the clients’ facilities. Upon beginning service with a client facility, we will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with client requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation, and on-site testing for infection control.

Dietary consists of managing our clients’ dietary departments, which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support being provided by a District Manager specializing in dietary services, as well as a registered dietitian. We also offer clinical consulting services to facilities which if contracted is a service bundled within the monthly service provided to clients. Upon beginning service with a client facility, we will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate dietitian services with other facility support functions in accordance with client requests. Such management personnel also oversee the execution of various cost- and quality-control procedures including continuous training and employee evaluation.

At June 30, 2018, Housekeeping services were provided at essentially all of our more than 3,500 client facilities, generating approximately 48.9% or $492.0 million of our total revenues for the six months ended June 30, 2018. Dietary services were provided to over 1,500 client facilities at June 30, 2018 and contributed approximately 51.1% or $513.6 million of our total revenues for the six months ended June 30, 2018.

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

Three Months Ended June 30, 2018 and 2017

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, for the three months ended June 30, 2018 and 2017. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial results relate primarily to corporate level transactions and adjustments related to transactions recorded at the reportable segment level which use methods other than generally accepted accounting principles.

	Three Months Ended June 30,
	2018	2017	% Change
	(in thousands)
Revenues
Housekeeping	$245,547	$242,919	1.1%
Dietary	258,185	227,957	13.3%
Consolidated	$503,732	$470,876	7.0%

Costs of services provided
Housekeeping	$216,469	$221,445	(2.2)%
Dietary	242,614	214,815	12.9%
Corporate and eliminations	(21,465)	(28,938)	(25.8)%
Consolidated	$437,618	$407,322	7.4%

Selling, general and administrative expense
Corporate and eliminations	$34,118	$31,991	6.6%

Investment and interest income
Corporate and eliminations	$1,320	$1,515	(12.9)%

Income (loss) before income taxes
Housekeeping	$29,078	$21,474	35.4%
Dietary	15,571	13,142	18.5%
Corporate and eliminations	(11,333)	(1,538)	636.9%
Consolidated	$33,316	$33,078	0.7%

Housekeeping revenues represented approximately 48.7% of consolidated revenues for the three months ended June 30, 2018. Dietary revenues represented approximately 51.3% of consolidated revenues for the three months ended June 30, 2018.

The following table sets forth the ratio which certain items bear to consolidated revenues:

	Three Months Ended June 30,
	2018	2017
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	86.9%	86.5%
Selling, general and administrative expense	6.8%	6.8%
Investment and interest income	0.3%	0.3%
Income before income taxes	6.6%	7.0%
Income taxes	1.5%	2.2%
Net income	5.1%	4.8%

Revenues

Consolidated

Consolidated revenues increased 7.0% to $503.7 million for the three months ended June 30, 2018 compared to $470.9 million for the corresponding period in 2017, as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping’s 1.1% net growth in reportable segment revenues resulted from service agreements entered into with new clients. Dietary’s 13.3% net growth in reportable segment revenues resulted primarily from providing these services to existing Housekeeping clients.

Costs of Services Provided

Consolidated

Consolidated costs of services provided increased 7.4% to $437.6 million for the three months ended June 30, 2018 compared to $407.3 million for the three months ended June 30, 2017, which is primarily related to our 7.0% growth in consolidated revenues for the same period. As a percentage of consolidated revenues, costs of services provided increased to 86.9% in the three months ended June 30, 2018 from 86.5% in the corresponding period in 2017.

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

The following table provides a comparison of key indicators we consider when managing the consolidated costs of services provided:

	Three Months Ended June 30,
Costs of Services Provided - Key Indicators as a % of Consolidated Revenue	2018	2017	Change
Bad debt provision	0.4%	0.2%	0.2%
Self-insurance costs	2.7%	2.8%	(0.1)%

The increase in the bad debt provision is related to the first quarter 2018 increase to the accounts receivable allowance, which was primarily related to the corporate restructuring of two privately-held multi-state operators.

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues, decreased to 88.2% for the three months ended June 30, 2018 from 91.2% in the corresponding period in 2017. Costs of services provided for Dietary, as a percentage of Dietary revenues, decreased to 94.0% for the three months ended June 30, 2018 from 94.2% in the corresponding period in 2017.

The following table provides a comparison of the key indicators we consider when managing costs of services provided at the segment level, as a percentage of the respective segment’s revenues:

	Three Months Ended June 30,
Costs of Services Provided - Key Indicators as a % of Segment Revenue	2018	2017	Change
Housekeeping labor and other labor-related costs	78.2%	80.5%	(2.3)%
Housekeeping supplies	7.9%	8.1%	(0.2)%
Dietary labor and other labor-related costs	57.8%	54.8%	3.0%
Dietary supplies	33.9%	37.6%	(3.7)%

Variations within these key indicators relate to the provision of services at new facilities and changes in the mix of clients for whom we provide supplies or do not provide supplies. Management focuses on building efficiencies and managing labor and other costs at the facility level, as well as managing supply chain costs, for new and existing facilities.

Consolidated Selling, General and Administrative Expense

Excluding the change in the deferred compensation plan described below, consolidated selling, general and administrative expense increased $2.4 million or 7.8% during the three months ended June 30, 2018 compared to corresponding period in 2017, related primarily to our overall growth. Selling, general and administrative expense, excluding the change in the deferred compensation plan, increased to 6.6% of consolidated revenues for the three months ended June 30, 2018 versus 6.5% in the corresponding period in 2017.

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under the deferred compensation plan. These investments represent the amounts held on behalf of the participating employees and changes in the value of these investments affect the amount of our deferred compensation liability. Gains on the plan investments during the three months ended June 30, 2018 and 2017 increased our total selling, general and administrative expense for these periods.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(in thousands)
Selling, general and administrative expense excluding change in deferred compensation liability	$33,231	$30,840	$2,391	7.8%
Gain on deferred compensation plan investments	887	1,151	(264)	(22.9)%
Selling, general and administrative expense	$34,118	$31,991	$2,127	6.6%

Consolidated Investment and Interest Income, net

Investment and interest income decreased 12.9% for the three months ended June 30, 2018 compared to the corresponding 2017 period, primarily due to higher interest costs associated with our short-term borrowings. Partially offsetting these increased costs was higher interest received on our outstanding notes receivable.

Consolidated Income Taxes

During the three months ended June 30, 2018, the Company recognized a provision for income taxes of $7.5 million versus a provision for income taxes of $10.5 million for the same period in 2017. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act, which lowered our U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018.

Our 2018 estimated annual effective tax rate is expected to be approximately 21% to 23%. The actual annual effective tax rate will be impacted by the tax effects of option exercises or vested awards, which are treated as discrete items in the reporting period in which they occur, and therefore cannot be considered in the calculation of the estimated annual effective tax rate. The income tax recognized from such discrete items for the three months ended June 30, 2018 was immaterial.

Six Months Ended June 30, 2018 and 2017

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, for the six months ended June 30, 2018 and 2017. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial results relate primarily to corporate level transactions and adjustments related to transactions recorded at the reportable segment level which use methods other than generally accepted accounting principles.

	Six Months Ended June 30,
	2018	2017	% Change
	(in thousands)
Revenues
Housekeeping	$491,956	$486,342	1.2%
Dietary	513,586	389,024	32.0%
Consolidated	$1,005,542	$875,366	14.9%

Costs of services provided
Housekeeping	$433,941	$441,666	(1.7)%
Dietary	483,285	365,657	32.2%
Corporate and eliminations	(9,704)	(54,431)	(82.2)%
Consolidated	$907,522	$752,892	20.5%

Selling, general and administrative expense
Corporate and eliminations	$67,895	$60,201	12.8%

Investment and interest income
Corporate and eliminations	$1,796	$3,084	(41.8)%

Income (loss) before income taxes
Housekeeping	$58,015	$44,676	29.9%
Dietary	30,301	23,367	29.7%
Corporate and eliminations	(56,395)	(2,686)	1,999.6%
Consolidated	$31,921	$65,357	(51.2)%

Housekeeping revenues represented 48.9% of consolidated revenues for the six months ended June 30, 2018. Dietary revenues represented approximately 51.1% of consolidated revenues for the six months ended June 30, 2018.

The following table sets forth the ratio which certain items bear to consolidated revenues:

	Six Months Ended June 30,
	2018	2017
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	90.3%	86.0%
Selling, general and administrative expense	6.8%	6.9%
Investment and interest income	0.2%	0.4%
Income before income taxes	3.1%	7.5%
Income taxes	0.6%	2.4%
Net income	2.5%	5.1%

Revenues

Consolidated

Consolidated revenues increased 14.9% to $1.0 billion for the six months ended June 30, 2018 compared to $875.4 million for the corresponding period in 2017 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping’s 1.2% net growth in reportable segment revenues resulted from service agreements entered into with new clients. Dietary’s 32.0% net growth in reportable segment revenues resulted primarily from providing these services to existing Housekeeping clients.

Costs of services provided

Consolidated

Consolidated costs of services increased 20.5% to $907.5 million for the six months ended June 30, 2018 compared to $752.9 million for the six months ended June 30, 2017, which is primarily related to our 14.9% growth in consolidated revenues for the same period. As a percentage of consolidated revenues, costs of services increased to 90.3% in the six months ended June 30, 2018 from 86.0% in the corresponding period in 2017.

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

The following table provides a comparison of key indicators we consider when managing the consolidated costs of services provided:

	Six Months Ended June 30,
Costs of Services Provided - Key Indicators as a % of Consolidated Revenue	2018	2017	Change
Bad debt provision	3.9%	0.2%	3.7%
Self-insurance costs	2.6%	2.7%	(0.1)%

The increase in the bad debt provision is related to the first quarter 2018 increase to the accounts receivable allowance, which was primarily related to the corporate restructuring of two privately-held multi-state operators.

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues, decreased to 88.2% for the six months ended June 30, 2018 from 90.8% in the corresponding period in 2017. Costs of services provided for Dietary, as a percentage of Dietary revenues, increased to 94.1% for the six months ended June 30, 2018 from 94.0% in the corresponding period in 2017.

The following table provides a comparison of the key indicators we consider when managing costs of services provided at the segment level, as a percentage of the respective segment’s revenues:

	Six Months Ended June 30,
Costs of Services Provided - Key Indicators as a % of Segment Revenue	2018	2017	Change
Housekeeping labor and other labor-related costs	78.3%	80.3%	(2.0)%
Housekeeping supplies	7.9%	8.1%	(0.2)%
Dietary labor and other labor-related costs	57.1%	54.6%	2.5%
Dietary supplies	34.9%	37.4%	(2.5)%

Variations within these key indicators relate to the provision of services at new facilities and changes in the mix of clients for whom we provide supplies or do not provide supplies. Management focuses on building efficiencies and managing labor and other costs at the facility level, as well as managing supply chain costs, for new and existing facilities.

Selling, General and Administrative Expense

Excluding the change in the deferred compensation plan described below, consolidated selling, general and administrative expense increased $8.9 million or 15.4% during the six months ended June 30, 2018 compared to corresponding period in 2017, related primarily to our overall growth. Selling, general and administrative expense, excluding the change in the deferred compensation plan, increased to 6.6% of consolidated revenues for the six months ended June 30, 2018 and in the corresponding period in 2017.

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under the deferred compensation plan. These investments represent the amounts held on behalf of the participating employees and changes in the value of these investments affect the amount of our deferred compensation liability. Gains on the plan investments during the six months ended June 30, 2018 and 2017 increased our total selling, general and administrative expense for these periods.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(in thousands)
Selling, general and administrative expense excluding change in deferred compensation liability	$66,777	$57,888	$8,889	15.4%
Gain on deferred compensation plan investments	1,118	2,313	(1,195)	(51.7)%
Selling, general and administrative expense	$67,895	$60,201	$7,694	12.8%

Consolidated Investment and Interest Income, net

Investment and interest income decreased 41.8% for the six months ended June 30, 2018 compared to the corresponding 2017 period, primarily due to unfavorable market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan. Also contributing to the net decrease were higher interest costs associated with our short–term borrowings. Partially offsetting the net decrease was higher interest received on our outstanding notes receivable.

Consolidated Income Taxes

For the six months ended June 30, 2018, the Company recognized a provision for income taxes of $6.0 million versus a provision for income taxes of $20.8 million for the same period in 2017. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act, which lowered our U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018.

The 2018 estimated annual effective tax rate is expected to be approximately 21% to 23%. The actual annual effective tax rate will be impacted by the tax effects of option exercises or vested awards, which are treated as discrete items in the reporting period in which they occur, and therefore cannot be considered in the calculation of the estimated annual effective tax rate. The impact of such discrete items was a $1.1 million income tax benefit for the six months ended June 30, 2018.

Liquidity and Capital Resources

Cash generated through operations is our primary source of liquidity. At June 30, 2018, we had cash, cash equivalents and marketable securities of $88.1 million and working capital of $336.4 million, compared to December 31, 2017 cash, cash equivalents and marketable securities of $82.8 million and working capital of $343.2 million. The decrease in working capital was driven by a decrease in the Company’s net receivables, primarily as a result of the increase in the accounts receivable allowance as of June 30, 2018 compared with December 31, 2017. As of June 30, 2018, we had an unused line of credit of $193.6 million. Our current ratio was 3.0 to 1 at June 30, 2018 versus 2.9 to 1 at December 31, 2017.

For the six months ended June 30, 2018 and 2017, our cash flows were as follows:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$27,395	$(6,561)
Net cash used in investing activities	$(6,028)	$(6,347)
Net cash used in financing activities	$(17,769)	$(3,887)

Operating Activities

Our primary sources of cash from operating activities are the revenues generated from our Housekeeping and Dietary services. Our primary uses of cash from operating activities are the funding of our payroll and other personnel-related costs, as well as the costs of supplies used in providing our services. The timing of cash receipts and cash payments are the primary drivers of the period-over-period changes in net cash provided by operating activities.

Investing Activities

Our principal uses of cash for investing activities are the purchases of marketable securities and capital expenditures such as those for housekeeping and food service equipment, computer software and equipment, and furniture and fixtures (see “Capital Expenditures” below for additional information). Such uses of cash are partially offset by proceeds from sales of marketable securities.

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

Financing Activities

The primary use of cash for financing activities is the payment of dividends. We have paid regular quarterly cash dividends since the second quarter of 2003. During 2018, we paid regular quarterly cash dividends to shareholders totaling $28.4 million as follows:

	Quarter Ended
	March 31, 2018	June 30, 2018
	(amounts in thousands, except per share data)
Cash dividend paid per common share	$0.19125	$0.19250
Total cash dividends paid	$14,149	$14,249
Record date	February 16, 2018	May 25, 2018
Payment date	March 23, 2018	June 29, 2018

The dividends paid to shareholders during the six months ended June 30, 2018 were funded by cash generated from operations. Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or regarding the amount of future dividend payments, we expect to continue to pay a regular quarterly cash dividend.

The primary source of cash from financing activities is the net borrowings under our bank line of credit. We borrow for general corporate purposes as needed throughout the year. The outstanding short-term borrowings balance as of June 30, 2018 relates to cash flow requirements due to the timing of cash receipts and cash payments. Another source of cash from financing activities are the proceeds from the exercise of stock options by employees and directors. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

We remain authorized to repurchase 1.7 million shares of our Common Stock pursuant to previous Board of Directors’ authorization. During the three and six months ended June 30, 2018 and 2017, we repurchased our Common Stock as part of the dividend reinvestment related to treasury shares held within the Deferred Compensation Plan. The number of shares and value of shares repurchased were immaterial for both the three and six months ended June 30, 2018 and 2017.

Line of Credit

At June 30, 2018, we had a $300 million bank line of credit on which to draw for general corporate purposes. The amounts drawn under the line of credit are payable upon demand and generally bear interest at LIBOR plus 75 basis points. At June 30, 2018, there were $40.5 million in borrowings under the line of credit. At June 30, 2018, we also had outstanding $65.9 million in irrevocable standby letters of credit, which relate to payment obligations under our insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $65.9 million to $193.6 million at June 30, 2018.

The line of credit requires us to satisfy one financial covenant. The covenant and its respective status at June 30, 2018 was as follows:

Covenant Description and Requirement	As of June 30, 2018
Funded debt(1) to EBITDA(2) ratio: less than 3.00 to 1.00	0.96

(1)	All indebtedness for borrowed money including, but not limited to, reimbursement obligations in respect of letters of credit and guaranties of any such indebtedness.

(2)	Net income plus interest expense, income tax expense, depreciation, amortization.

As noted above, we were in compliance with our financial covenant at June 30, 2018 and we expect to remain in compliance. The line of credit expires on December 18, 2018. Although no assurances can be provided that we will renew the line of credit or secure other financing, we expect the line of credit to be renewed prior to expiration, or substituted with another form of financing.

Accounts and Notes Receivable

Decisions to grant or to extend credit to customers are made on a case-by-case basis and based on a number of qualitative and quantitative factors related to the particular client as well as the general risks associated with operating within the healthcare industry.

Fluctuations in net accounts and notes receivable are attributable to a variety of factors including, but not limited to, the timing of cash receipts from customers, the Company’s assessment of collectability and corresponding provision for bad debt expense and the inception, transition or termination of client relationships.

We deploy significant resources and have invested in tools and processes to optimize our credit and collections efforts. When appropriate, we utilize interest-bearing promissory notes as an alternative to accounts receivable to further enhance the collectability of amounts due by memorializing the amount and related payment schedule as well as securing additional business protections and guarantees.

Summarized below are the balances in our allowance for doubtful accounts, along with the provision for bad debts and net write-offs for each quarter of the six months ended June 30, 2018. The change in our provision from during the first quarter of 2018 is primarily related to the corporate restructuring of two privately–held multi– state operators. The aggregate client account balances to which the reserve balances relate totaled $30.0 million, $98.2 million and $102.6 million as of December 31, 2017, March 31, 2018 and June 30, 2018, respectively.

Allowance for Doubtful Accounts
(in thousands)
Balance December 31, 2017	$11,984
Provision for bad debts	37,137
Net write-offs of client accounts receivable	(216)
Balance March 31, 2018	48,905
Provision for bad debts	2,250
Net write-offs of client accounts receivable	(1,446)
Balance June 30, 2018	$49,709

We evaluate our notes receivable for impairment quarterly and on an individual client basis. Notes receivable are generally evaluated for impairment when the respective clients are either in bankruptcy, are subject to collections activity or are slow payers that are experiencing financial difficulties. In the event that the evaluation results in a determination that a note receivable is impaired, it is valued at the present value of expected future cash flows or at the market value of related collateral. A summary schedule of impaired notes receivable, and the related reserve, for the six months ended June 30, 2018 is as follows:

	Balance December 31, 2017	Additions	Deductions	Balance June 30, 2018
	(in thousands)
Impaired Notes Receivable	$6,854	$582	$(1,255)	$6,181
Reserve for Impaired Notes Receivable	$2,884	$2,233	$(627)	$4,490

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2018, we had $88.1 million in cash, cash equivalents and marketable securities. The fair values of all of our cash equivalents and marketable securities are determined based on “Level 1” or “Level 2” inputs, which are based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Based on their evaluation as of June 30, 2018, pursuant to Exchange Act Rule 13a-15(b), our Management, including our President and Chief Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act 13a-15(e)) are effective.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by our Management, including our President and Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended June 30, 2018 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications

Certifications of the Principal Executive Officer and Principal Financial and Accounting Officer regarding, among other items, disclosure controls and procedures are included as exhibits to this Form 10-Q.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, the “Company is involved in various administrative and legal proceedings, including labor and employment, contracts, personal injury, and insurance matters. The Company believes it is not a party to, nor are any of its properties the subject of, any pending legal proceeding or governmental examination that would have a material adverse effect on the Company’s consolidated financial condition or liquidity. However, in light of the uncertainties involved in such proceedings, the ultimate outcome of a particular matter could become material to the Company’s results of operations for a particular period depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s operating income for that period.

Item 1A. Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this Report:

Exhibit Number	Description
10.1*	Second Amended and Restated 2012 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the three months ended March 31, 2018).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following financial information from the Company’s Form 10-Q for the quarterly period ended June 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements

* Indicates a management plan or compensation plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE SERVICES GROUP, INC.

Date:	July 27, 2018	/s/ Theodore Wahl
Theodore Wahl
President & Chief Executive Officer
(Principal Executive Officer)

Date:	July 27, 2018	/s/ John C. Shea
John C. Shea
Chief Financial Officer
(Principal Financial and Accounting Officer)