Form 10-Q
period 2018-09-30
HEALTHCARE SERVICES GROUP INC
filed 2018-10-19
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $.01 par value: 73,798,000 shares outstanding as of October 17, 2018.

Healthcare Services Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2018

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report and documents incorporated by reference into it may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the healthcare industry, primarily providers of long-term care; having a significant portion of our consolidated revenues contributed by one customer during the nine months ended September 30, 2018; credit and collection risks associated with the healthcare industry; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the healthcare industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor-related matters such as minimum wage increases; the Company's expectations with respect to selling, general, and administrative expense; continued realization of tax benefits arising from our corporate reorganization and self-funded health insurance program; risks associated with the reorganization of our corporate structure; realization of our expectations regarding the impact of the Tax Cuts and Jobs Act on our financial results; and the risk factors described in Part I of our Form 10-K for the fiscal year ended December 31, 2017 under “Government Regulation of Clients,” “Competition” and “Service Agreements and Collections,” and under Item IA. “Risk Factors” in such Form 10-K.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Healthcare Services Group, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS:
Current assets:
Cash and cash equivalents	$15,197	$9,557
Marketable securities, at fair value	74,704	73,221
Accounts and notes receivable, less allowance for doubtful accounts of $38,630 and $11,985 as of September 30, 2018 and December 31, 2017, respectively	353,484	378,720
Inventories and supplies	41,595	42,393
Prepaid expenses and other assets	23,198	23,515
Total current assets	508,178	527,406
Property and equipment, net	13,067	13,509
Goodwill	51,084	51,084
Other intangible assets, less accumulated amortization of $16,175 and $12,853 as of September 30, 2018 and December 31, 2017, respectively	27,559	30,881
Notes receivable – long–term portion, less allowance for doubtful accounts of $10,000 and $0 as of September 30, 2018 and December 31, 2017, respectively	45,906	15,476
Deferred compensation funding, at fair value	32,946	28,885
Deferred income taxes	7,974	7,498
Other noncurrent assets	1,258	1,264
Total assets	$687,972	$676,003

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$75,541	$74,463
Accrued payroll, accrued and withheld payroll taxes	52,617	32,139
Other accrued expenses	4,088	4,561
Borrowings under line of credit	9,959	35,382
Income taxes payable	—	15,378
Accrued insurance claims	24,167	22,245
Total current liabilities	166,372	184,168
Accrued insurance claims — long-term portion	68,782	62,454
Deferred compensation liability	33,238	29,429
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000 shares authorized; 75,256 and 74,960 shares issued, and 73,788 and 73,436 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	753	750
Additional paid-in capital	256,129	244,363
Retained earnings	173,033	163,860
Accumulated other comprehensive (loss) income, net of taxes	(712)	837
Common stock in treasury, at cost, 1,468 and 1,524 shares as of September 30, 2018 and December 31, 2017, respectively	(9,623)	(9,858)
Total stockholders’ equity	419,580	399,952
Total liabilities and stockholders’ equity	$687,972	$676,003
See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$506,871	$491,355	$1,512,413	$1,366,721
Operating costs and expenses:
Costs of services provided	439,203	426,924	1,346,725	1,179,816
Selling, general and administrative expense	36,713	32,940	104,608	93,141
Other income, net:
Investment and interest, net	2,027	1,439	3,823	4,523
Income before income taxes	32,982	32,930	64,903	98,287
Income tax provision	6,896	9,458	12,931	30,247
Net income	$26,086	$23,472	$51,972	$68,040

Per share data:
Basic earnings per common share	$0.35	$0.32	$0.70	$0.93
Diluted earnings per common share	$0.35	$0.31	$0.70	$0.92

Weighted average number of common shares outstanding:
Basic	74,019	73,461	73,972	73,272
Diluted	74,579	74,538	74,598	74,252

Comprehensive income:
Net income	$26,086	$23,472	$51,972	$68,040
Other comprehensive income:
Unrealized (loss) gain on available-for-sale marketable securities, net of taxes	(508)	82	(1,549)	1,163
Total comprehensive income	$25,578	$23,554	$50,423	$69,203

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$51,972	$68,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,022	6,342
Bad debt provision	42,387	4,000
Stock-based compensation expense (benefit), net of tax impact from equity compensation plans	3,407	(632)
Amortization of premium on marketable securities	1,007	929
Unrealized gain on deferred compensation fund investments	(3,071)	(3,351)
Changes in operating assets and liabilities:
Accounts and notes receivable	(49,873)	(103,697)
Inventories and supplies	798	(997)
Prepaid expenses and other assets	725	(11,658)
Deferred compensation funding	(1,141)	83
Accounts payable and other accrued expenses	55	(1,102)
Accrued payroll, accrued and withheld payroll taxes	23,202	28,575
Income taxes payable	(14,514)	7,865
Accrued insurance claims	8,249	4,992
Deferred compensation liability	4,284	3,733
Net cash provided by operating activities	74,509	3,122
Cash flows from investing activities:
Disposals of fixed assets	481	264
Additions to property and equipment	(3,739)	(3,962)
Purchases of marketable securities	(13,069)	(22,149)
Sales of marketable securities	8,706	20,354
Cash paid for acquisitions	—	(4,584)
Net cash used in investing activities	(7,621)	(10,077)
Cash flows from financing activities:
Dividends paid	(42,748)	(41,302)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	68	71
Proceeds from the exercise of stock options	6,855	10,338
Net (repayments) proceeds from short-term borrowings	(25,423)	25,000
Net cash used in financing activities	(61,248)	(5,893)
Net change in cash and cash equivalents	5,640	(12,848)
Cash and cash equivalents at beginning of the period	9,557	23,853
Cash and cash equivalents at end of the period	$15,197	$11,005

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statement of Stockholders’ Equity
(in thousands)
(Unaudited)

	For the nine months ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of taxes	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2017	74,960	$750	$244,363	$163,860	$837	$(9,858)	$399,952
Comprehensive income:
Net income for the period	—	—	—	51,972	—	—	51,972
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	—	(1,549)	—	(1,549)
Comprehensive income for the period	—	—	—	—	—	—	50,423
Exercise of stock options and other stock-based compensation, net of shares tendered for payment	292	3	6,551	—	—	—	6,554
Share-based compensation expense — stock options, restricted stock	—	—	4,174	—	—	—	4,174
Treasury shares issued for Deferred Compensation Plan funding and redemptions	—	—	597	—	—	(122)	475
Shares issued pursuant to Employee Stock Plan	—	—	2,473	—	—	346	2,819
Dividends paid and accrued	—	—	—	(42,868)	—	—	(42,868)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	57	—	—	11	68
Contingent shares settled pursuant to acquisition	—	—	(2,291)	—	—	—	(2,291)
Other	4	—	205	69	—	—	274
Balance — September 30, 2018	75,256	$753	$256,129	$173,033	$(712)	$(9,623)	$419,580

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

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows. However, in the Company’s opinion, all adjustments which are of a normal recurring nature and are necessary for a fair presentation have been reflected in these consolidated financial statements. The balance sheet shown in this report as of December 31, 2017 has been derived from, and does not include, all of the disclosures contained in the financial statements for the year ended December 31, 2017. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for any future period.

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

Accounts and Notes Receivable

Accounts and notes receivable consist of Housekeeping and Dietary segment receivables from contracts with customers. Accounts receivable initially are recorded at the transaction amount, and recorded after the Company has an unconditional right to payment where only the passage of time is required before payment is received. Each reporting period, the Company evaluates the collectability of outstanding receivable balances and records an allowance for doubtful accounts representing an estimate of probable losses. Additions to the allowance for doubtful accounts are made by recording a charge to bad debt expense reported in costs of services provided.

Notes receivable are initially recorded when accounts receivable are transferred into a promissory note. Notes receivable are recorded as an alternative to accounts receivable to memorialize an unqualified promise to pay a specific sum, typically with interest, in accordance with a defined payment schedule.

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

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets are amortized on a straight-line basis over their respective lives. Goodwill represents the excess of cost over the fair value of net assets of acquired businesses. Management reviews the carrying value of goodwill at least annually during the fourth quarter of each year to assess for impairment, or more often if events or circumstances indicate that the carrying value may exceed its estimated fair value. No impairment loss was recognized on the Company’s intangible assets or goodwill during the nine months ended September 30, 2018.

Concentrations of Credit Risk

The financial instruments that are subject to concentrations of credit risk are cash and cash equivalents, marketable securities, deferred compensation funding and accounts and notes receivable. The Company’s marketable securities are fixed income investments which are highly liquid and can be readily purchased or sold through established markets. At September 30, 2018 and December 31, 2017, substantially all of the Company’s cash and cash equivalents and marketable securities were held in one large financial institution located in the United States.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires lessees to recognize assets and liabilities on their balance sheet related to the rights and obligations created by most leases, while continuing to recognize expenses on their income statements over the lease term. It will also require disclosures designed to give financial statement users information regarding the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. The Company will adopt ASU 2016–02 as of January 1, 2019 and will apply certain practical expedients offered in the guidance, such as those that state that the Company need not reassess whether expired or existing contracts contain leases, reevaluate the classification of expired or existing leases, or reassess initial direct costs for existing leases. Management has substantially completed the process of identifying existing lease contracts and is currently performing detailed evaluations of the leases under the new accounting requirements. The Company believes the most significant changes to the financial statements relate to the recognition of right–of–use assets and offsetting lease liabilities in the consolidated balance sheet for operating leases. The actual impact on the consolidated balance sheet will be contingent upon the Company's population of operating leases at adoption, however Management does not expect the standard to have a material impact on cash flows or results of operations.

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

Housekeeping

Housekeeping accounted for approximately 48.5%, or $734.2 million, and 53.7%, or $733.7 million, of the Company’s consolidated revenues for the nine months ended September 30, 2018 and 2017, respectively. The services provided under this segment include managing clients’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the clients’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the clients’ facilities. Upon beginning service with a client facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with client requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation, and on-site testing for infection control.

Dietary

Dietary services represented approximately 51.5%, or $778.2 million, and 46.3%, or $633.0 million, of the Company’s consolidated revenues for the nine months ended September 30, 2018 and 2017, respectively. Dietary services consist of managing clients’ dietary departments which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support being provided by a District Manager specializing in dietary services, as well as a registered dietitian. The Company also offers clinical consulting services to facilities which if contracted is a service bundled within the monthly service provided to clients. Upon beginning service with a client facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate dietitian services with other facility support functions in accordance with client requests. Such management personnel also oversee the execution of various cost- and quality-control procedures including continuous training and employee evaluation.

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

The Company performs services and provides goods in accordance with contracts with its customers. Such contracts typically provide for a renewable one year service term, cancelable by either party upon 30 to 90 days' notice, after an initial period of 60 to 120 days. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account under ASC 606. The Company’s Housekeeping and Dietary contracts relate to the provision of bundles of goods, services or both, which represent a series of distinct goods and services and that are substantially the same and that have the same pattern of transfer to the customer. Accordingly, the Company accounts for the series as a single performance obligation satisfied over time, as the customer simultaneously receives and consumes the benefits of the goods and services provided. Revenue is recognized using the output method, which is based upon the delivery of goods and services to the clients’ facilities. In limited cases, the Company provides goods, services or both, before the execution of a written contract. In these cases, the Company defers the recognition of revenue until a contract is executed. The amount of such deferred revenue was not material as of September 30, 2018 and December 31, 2017.

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

The Company allocates the transaction price to each performance obligation, noting that the bundle of goods, services or goods and services provided under each Housekeeping and Dietary contract represents a single performance obligation that is satisfied over time. The Company recognizes the related revenue when it satisfies the performance obligation by transferring a bundle of promised goods, services or both to a customer. Such recognition is on a monthly or weekly basis, as goods are provided and services are performed. In some cases, the Company requires customers to pay in advance for goods and services to be provided. As of September 30, 2018 and December 31, 2017, the value of the associated contract liabilities was not material.

Transaction Price Allocated to Remaining Performance Obligations

The Company recognizes revenue as it satisfies the performance obligations associated with contracts with customers, which due to the nature of the goods and services provided by the Company, are satisfied over time. Contracts may contain transaction prices that are fixed, variable or both. The significant majority of the Company’s contracts with customers have an initial term of one year or less, with renewable one year service terms, cancelable by either party upon 30 to 90 days’ notice after an initial period of 60 to 120 days. For the purpose of disclosing the transaction price allocated to remaining performance obligations, the Company elected to apply practical expedients available under the guidance in ASC 606 to exclude from the calculation future revenues expected for the performance of services under contracts with variable consideration that are for a term of one year or less. Although only a small portion of the Company’s contracts have an original expected duration that exceeds one year, the Company has historically had, and expects to continue to have, favorable client retention rates. As of September 30, 2018, the revenue expected to be recognized with the fixed transaction price associated with the remaining performance obligations under the Company’s existing contracts with a term greater than one year is $67.9 million for the remainder of 2018, $271.7 million for 2019, $271.7 million for 2020, $271.7 million for 2021, $271.7 million for 2022 and $339.6 million thereafter.

Note 3— Accounts and Notes Receivable

The Company’s accounts and notes receivable balances consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(in thousands)
Short-term
Accounts and notes receivable	$392,114	$390,705
Allowance for doubtful accounts	(38,630)	(11,985)
Total net short-term accounts and notes receivable	353,484	378,720
Long-term
Notes receivable	55,906	15,476
Allowance for doubtful accounts	(10,000)	—
Total net long-term notes receivable	45,906	15,476
Total net accounts and notes receivable	$399,390	$394,196

The Company makes credit decisions on a case–by–case basis after reviewing a number of qualitative and quantitative factors related to the specific client as well as current industry variables that may impact that client. There are a variety of factors that impact a client’s ability to pay in accordance with the Company’s service agreements. These factors include, but are not limited to, fluctuating census numbers, litigation costs and the client’s participation in programs funded by federal and state governmental agencies. Deviations in the timing or amounts of reimbursements under those programs can impact the client’s cash flows and their ability to make timely payments. However, the client's obligation to pay the Company in accordance with the service agreements are not contingent upon the client’s cash flows. Notwithstanding the Company’s efforts to minimize its credit risk exposure, the aforementioned factors, as well as other factors that impact client cash flows or ability to make timely payments, could have an indirect, yet material adverse effect on the Company’s results of operations and financial condition.

The Company’s net current accounts and notes receivable balance decreased from December 31, 2017. Fluctuations in net accounts and notes receivable are generally attributable to a variety of factors including, but not limited to, the timing of cash receipts from customers and the inception, transition or termination of client relationships. However, the Company offset its accounts and notes receivable with an increased allowance for doubtful accounts in the first quarter 2018 related primarily to corporate restructurings of two privately-held, multi-state operators that occurred during the first quarter 2018. In addition, the Company converted approximately $24.8 million of accounts receivable to long-term notes receivable, due to the achievement of key operational and financial milestones related to the 2017 dining and nutrition expansion with Genesis HealthCare. Also, in the third quarter of 2018 the Company finalized an agreement for a long-term promissory note receivable related to the previously mentioned corporate restructurings from the first quarter 2018. The promissory note receivable was $10.0 million, net of reserve, and was finalized during the three months ended September 30, 2018. Prior to the promissory note being finalized, the corresponding accounts receivable balance was net of a $10.0 million allowance for doubtful accounts reserve which was originally recorded during the first quarter 2018. As a result of the promissory note, the Company reclassified the reserve balance to an allowance for doubtful accounts on the Company’s long-term notes receivable.

The Company deploys significant resources and has invested in tools and processes to optimize Management’s credit and collections efforts. When appropriate, the Company utilizes interest-bearing promissory notes as an alternative to accounts receivable to enhance the collectability of amounts due, by instituting a definitive repayment plan and providing a means by which to further evidence the amounts owed. As of September 30, 2018 and December 31, 2017, the Company had $66.5 million and $36.6 million, net of reserves, respectively, of such promissory notes outstanding. In addition, the Company may assist clients who are adjusting to changes in their cash flows by amending the Company’s agreements from full-service to management-only arrangements, or by modifying contractual payment terms to accommodate clients who have in good faith established clearly-defined plans for addressing cash flow issues. These efforts are intended to minimize the Company’s collections risk while maintaining relationships with the clients.

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

The Company has had varying collections experience with respect to its accounts and notes receivable. The Company has sometimes extended the period of payment for certain clients beyond contractual terms. In order to provide for such collection issues and the general risk associated with the granting of credit terms, the Company recorded bad debt provisions (in Allowance for Doubtful Accounts) of $42.4 million and $4.0 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in the provision for bad debts period-over-period is primarily related to corporate restructurings of two privately-held, multi-state operators that occurred during the first quarter 2018.

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

Note 5—Changes in Accumulated Other Comprehensive Income by Component

Accumulated other comprehensive income consists of unrealized gains and losses from the Company’s available-for-sale marketable securities. The following table provides a summary of the changes in accumulated other comprehensive income for the nine months ended September 30, 2018 and 2017:

	Unrealized Gains and Losses on Available-for-Sale Securities(1)
	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Accumulated other comprehensive income (loss) — beginning balance	$837	$(319)
Other comprehensive (loss) income before reclassifications	(1,694)	1,162
Losses reclassified from other comprehensive income(2)	145	1
Net current period other comprehensive (loss) income(3)	(1,549)	1,163
Accumulated other comprehensive (loss) income — ending balance	$(712)	$844

(1)	All amounts are net of tax.

(2)
Realized losses were recorded pre-tax under “Other income, net - Investment and interest” in our Consolidated Statements of Comprehensive Income. For the nine months ended September 30, 2018 and 2017, the Company recorded $0.2 million and less than $0.1 million of realized losses from the sale of available-for-sale securities, respectively. Refer to Note 8—Fair Value Measurements herein for further information.

(3)	For the nine months ended September 30, 2018 and 2017, the changes in other comprehensive (loss) income were net of a tax benefit of $0.3 million and an expense of $0.6 million, respectively.

	Amounts Reclassified from Accumulated Other Comprehensive Income
	2018	2017
	(in thousands)
Three Months Ended September 30,
(Losses) gains from the sale of available-for-sale securities	$(24)	$171
Tax benefit (expense)	5	(54)
Net (loss) gain reclassified from accumulated other comprehensive income	$(19)	$117
Nine Months Ended September 30,
Losses from the sale of available-for-sale securities	$(180)	$(2)
Tax benefit	35	1
Net loss reclassified from accumulated other comprehensive income	$(145)	$(1)

Note 6—Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded over the estimated useful life of each class of depreciable asset, and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

The following table sets forth the amounts of property and equipment by each class of depreciable asset as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(in thousands)
Housekeeping and Dietary equipment	$22,177	$22,349
Computer hardware and software	11,955	12,665
Other (1)	949	990
Total property and equipment, at cost	35,081	36,004
Less accumulated depreciation	22,014	22,495
Total property and equipment, net	$13,067	$13,509

(1)	Includes furniture and fixtures, leasehold improvements and autos and trucks.

Depreciation expense for each of the three months ended September 30, 2018 and 2017 was $1.1 million. Depreciation expense for each of the nine months ended September 30, 2018 and 2017 was $3.7 million.

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

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remainder of 2018, the following five fiscal years and thereafter:

Period/Year	Total Amortization Expense
(in thousands)
October 1 to December 31, 2018	$1,043
2019	$4,165
2020	$4,165
2021	$4,165
2022	$4,165
2023	$3,168
Thereafter	$6,688

Amortization expense for the three months ended September 30, 2018 and 2017 was $1.1 million and $1.0 million, respectively. Amortization expense for the nine months ended September 30, 2018 and 2017 was $3.3 million and $2.7 million, respectively.

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

The Company’s marketable securities consist of tax-exempt municipal bonds, which are classified as available-for-sale and are reported at fair value. Unrealized gains and losses associated with these investments are included in other comprehensive income (net of tax) within the Consolidated Statements of Comprehensive Income. The fair value of these marketable securities is classified within Level 2 of the fair value hierarchy, as these securities are measured using quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable. Such valuations are determined by a third-party pricing service. For the three months ended September 30, 2018 and 2017, the Company recorded unrealized losses of $0.5 million and unrealized gains of $0.1 million on marketable securities, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded unrealized losses of $1.5 million and unrealized gains of $1.2 million on marketable securities, respectively.

For the three months ended September 30, 2018 and 2017, the Company received total proceeds, less the amount of interest received, of $2.9 million and $5.7 million, respectively, from sales of available-for-sale municipal bonds. For the three months ended September 30, 2018 and 2017, these sales resulted in realized losses of less than $0.1 million and realized gains of $0.2 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company received total proceeds, less the amount of interest received, of $8.7 million and $20.4 million, respectively, from sales of available-for-sale municipal bonds. For the nine months ended September 30, 2018 and 2017, these sales resulted in realized losses of $0.2 million and less than $0.1 million, respectively, which were recorded in “Other income, net – Investment and interest” in the Consolidated Statements of Comprehensive Income. The basis for the sale of these securities was the specific identification of each bond sold during the period.

The investments under the funded deferred compensation plan are accounted for as trading securities and unrealized gains or losses are included in earnings. The fair value of these investments are determined based on quoted market prices (Level 1).

The following tables provide fair value measurement information for the Company’s marketable securities and deferred compensation fund investments as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$74,704	$74,704	$—	$74,704	$—

Deferred compensation fund
Money Market (1)	$2,964	$2,964	$—	$2,964	$—
Balanced and Lifestyle	9,054	9,054	9,054	—	—
Large Cap Growth	9,714	9,714	9,714	—	—
Small Cap Growth	4,015	4,015	4,015	—	—
Fixed Income	3,362	3,362	3,362	—	—
International	1,627	1,627	1,627	—	—
Mid Cap Growth	2,210	2,210	2,210	—	—
Deferred compensation fund	$32,946	$32,946	$29,982	$2,964	$—

	As of December 31, 2017
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$73,221	$73,221	$—	$73,221	$—

Deferred compensation fund
Money Market (1)	$2,720	$2,720	$—	$2,720	$—
Balanced and Lifestyle	8,523	8,523	8,523	—	—
Large Cap Growth	7,802	7,802	7,802	—	—
Small Cap Growth	3,442	3,442	3,442	—	—
Fixed Income	3,050	3,050	3,050	—	—
International	1,531	1,531	1,531	—	—
Mid Cap Growth	1,817	1,817	1,817	—	—
Deferred compensation fund	$28,885	$28,885	$26,165	$2,720	$—

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-than-temporary Impairments
	(in thousands)
September 30, 2018
Type of security:
Municipal bonds — available-for-sale	$75,606	$169	$(1,071)	$74,704	$—
Total debt securities	$75,606	$169	$(1,071)	$74,704	$—

December 31, 2017
Type of security:
Municipal bonds — available-for-sale	$72,249	$1,169	$(197)	$73,221	$—
Total debt securities	$72,249	$1,169	$(197)	$73,221	$—

The following table summarizes the contractual maturities of debt securities held at September 30, 2018 and December 31, 2017, which are classified as marketable securities in the Consolidated Balance Sheets:

	Municipal Bonds — Available-for-Sale
Contractual maturity:	September 30, 2018	December 31, 2017
	(in thousands)
Maturing in one year or less	$928	$916
Maturing in second year through fifth year	20,688	15,948
Maturing in sixth year through tenth year	18,515	22,851
Maturing after ten years	34,573	33,506
Total debt securities	$74,704	$73,221

Note 9— Stock-Based Compensation

The components of the Company’s stock-based compensation expense for the nine months ended September 30, 2018 and 2017 are as follows:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Stock options	$2,231	$2,885
Restricted stock and restricted stock units	1,943	888
Employee Stock Purchase Plan	432	365
Total pre-tax stock-based compensation expense charged against income (1)	$4,606	$4,138

(1)	Stock-based compensation expense is recorded in selling, general and administrative expense in the Company’s Consolidated Statements of Comprehensive Income.

At September 30, 2018, the unrecognized compensation cost related to unvested stock options and awards was $15.3 million. The weighted average period over which these awards will vest is approximately 2.7 years.

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

As of September 30, 2018, 2.9 million shares of common stock were reserved for issuance under the Plan, including 0.5 million shares available for future grant. No stock award will have a term in excess of ten years. All awards granted under the Plan become vested and exercisable ratably over a five year period on each yearly anniversary of the grant date.

The Nominating, Compensation and Stock Option Committee of the Board of Directors is responsible for determining the terms of the grants in accordance with the Plan.

Stock Options

A summary of stock options outstanding under the Plan as of December 31, 2017 and changes during the nine months ended September 30, 2018 is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price
	(in thousands)
December 31, 2017	2,374	$29.22
Granted	169	$52.06
Exercised	(262)	$26.07
Forfeited	(60)	$35.45
Expired	(4)	$25.41
September 30, 2018	2,217	$31.17

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2018 and 2017 was $10.48 and $8.52 per common share, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2018 and 2017 was $5.9 million and $13.3 million, respectively.

The fair value of stock option awards granted in 2018 and 2017 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Nine Months Ended September 30,
	2018	2017
Risk-free interest rate	2.1%	2.0%
Weighted average expected life	5.8 years	5.8 years
Expected volatility	21.4%	25.1%
Dividend yield	1.5%	1.9%

The following table summarizes other information about the stock options at September 30, 2018:

September 30, 2018
(amounts in thousands, except per share data)
Outstanding:
Aggregate intrinsic value	$22,856
Weighted average remaining contractual life	6.1 years
Exercisable:
Number of options	1,141
Weighted average exercise price	$24.98
Aggregate intrinsic value	$17,837
Weighted average remaining contractual life	4.7 years

Restricted Stock Units and Restricted Stock

The fair value of outstanding restricted stock units and restricted stock was determined based on the market price of the shares on the date of grant. During the nine months ended September 30, 2018, the Company granted 139,000 restricted stock units with a weighted average grant date fair value of $52.06 per unit. During the nine months ended September 30, 2017, the Company granted 88,000 restricted stock units with a weighted average grant date fair value of $40.16 per share.

During the nine months ended September 30, 2018 and 2017, the Company did not grant any restricted stock.

A summary of the outstanding restricted stock units and restricted stock as of December 31, 2017 and changes during the nine months ended September 30, 2018 is as follows:

	Restricted Stock Units and Restricted Stock
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2017	145	$37.07
Granted	139	$52.06
Vested	(36)	$35.79
Forfeited	(5)	$52.06
September 30, 2018	243	$45.55

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

Under the ESPP, the Company is authorized to issue up to 4.1 million shares of its common stock to its employees. Pursuant to such authorization, there are 2.3 million shares available for future grant at September 30, 2018.

The expense associated with the options granted under the ESPP during the nine months ended September 30, 2018 and 2017 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Nine Months Ended September 30,
	2018	2017
Risk-free interest rate	1.89%	1.05%
Weighted average expected life (years)	1.0	1.0
Expected volatility	20.8%	21.2%
Dividend yield	1.4%	1.9%

Deferred Compensation Plan

The Company offers a Supplemental Executive Retirement Plan (“SERP”) for executives and certain key employees. The SERP allows participants to defer a portion of their earned income on a pre-tax basis and as of the last day of each plan year, each participant will be credited with a match of a portion of their deferral in the form of the Company’s common stock based on the then-current market value. Under the SERP, the Company is authorized to issue 1.0 million shares of its common stock to its employees. Pursuant to such authorization, the Company has 0.4 million shares available for future grant at September 30, 2018. At the time of issuance, such shares are accounted for at cost as treasury stock.

The following table summarizes information about the SERP during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
SERP expense (1)	$490	$460
Unrealized gain recorded in SERP liability account	$2,692	$3,375

(1)	Both the SERP match and the deferrals are included in the selling, general and administrative caption in the Consolidated Statements of Comprehensive Income.

Note 10— Dividends

During the nine months ended September 30, 2018, the Company paid regular quarterly cash dividends totaling approximately $42.7 million as follows:

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018
	(in thousands, except per share data)
Cash dividend paid per common share	$0.19125	$0.19250	$0.19375
Total cash dividends paid	$14,149	$14,249	$14,350
Record date	February 16, 2018	May 25, 2018	August 24, 2018
Payment date	March 23, 2018	June 29, 2018	September 28, 2018

Additionally, on October 16, 2018, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.19500 per common share, which will be paid on December 28, 2018, to shareholders of record as of the close of business on November 23, 2018.

Cash dividends declared for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cash dividends declared per common share	$0.19500	$0.19000	$0.58125	$0.56625

Note 11— Income Taxes

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018. Year to date, the Company has recognized a provision for income taxes of $12.9 million.

The 2018 estimated annual effective tax rate is expected to be approximately 21% to 23%. The actual annual effective tax rate will be impacted by the tax effects of option exercises or vested awards, which are treated as discrete items in the reporting period in which they occur, and therefore cannot be considered in the calculation of the estimated annual effective tax rate. The impact on the Company’s income tax provision for the nine months ended September 30, 2018 for such discrete items was approximately $1.2 million.

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

The Company accounts for income taxes using the asset and liability method, which results in recognizing income tax expense based on the amount of income taxes payable or refundable for the current year. Additionally, the Company regularly evaluates the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on the evaluation, there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years ended December 31, 2013 through 2017 (with regard to U.S. federal income tax returns) and December 31, 2012 through 2017 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2018.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Revenues
Housekeeping	$242,208	$247,395	$734,164	$733,737
Dietary	264,663	243,960	778,249	632,984
Total	$506,871	$491,355	$1,512,413	$1,366,721

Income before income taxes
Housekeeping	$27,206	$26,848	$85,221	$71,524
Dietary	16,279	11,366	46,580	34,733
Corporate and eliminations (1)	(10,503)	(5,284)	(66,898)	(7,970)
Total	$32,982	$32,930	$64,903	$98,287

(1)
Primarily represents corporate office costs and related overhead, recording of certain inventories and supplies and workers compensation costs at the reportable segment level which use accounting methods that differ from those used at the corporate level, as well as consolidated subsidiaries’ operating expenses that are not allocated to the reportable segments, net of investment and interest income. It is also inclusive of charges recorded to provision to bad debt during the first quarter of 2018 as a result of restructuring events primarily from two customers that occurred during the nine months ended September 30, 2018. No such charges were recorded for the three months ended September 30, 2018.

Note 13—Earnings Per Common Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Weighted average number of common shares outstanding - basic	74,019	73,461	73,972	73,272
Effect of dilutive securities (1)	560	1,077	626	980
Weighted average number of common shares outstanding - diluted	74,579	74,538	74,598	74,252

(1)
Certain outstanding equity awards are anti-dilutive and were therefore excluded from the calculation of the weighted average number of diluted common shares outstanding. During the three and nine months ended September 30, 2018, stock options to purchase 0.6 million shares having a weighted average exercise price of $42.79 and $42.70 per share, respectively, were excluded. During the three months ended September 30, 2017, there were no anti-dilutive stock options, and during the nine months ended September 30, 2017, stock options to purchase 0.5 million shares having a weighted average exercise price of $39.38 per share were excluded. During the three and nine months ended September 30, 2018, 0.1 million restricted stock units were excluded. During the three and nine months ended September 30, 2017, there were no anti-dilutive restricted stock units.

Note 14— Other Contingencies

Line of Credit

At September 30, 2018, the Company had a $300 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at LIBOR plus 75 basis points. At September 30, 2018, there were $10.0 million in borrowings under the line of credit. The line of credit requires the Company to satisfy one financial covenant, with which the Company is in compliance as of September 30, 2018 and expects to remain in compliance. The line of credit expires on December 18, 2018, and although no assurances can be provided that the Company will renew the line of credit or secure other financing, the Company expects the line of credit to be renewed prior to expiration, or substituted with another form of financing.

At September 30, 2018, the Company also had outstanding $65.9 million in irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $65.9 million to $224.2 million at September 30, 2018.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items when comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of September 30, 2018 and December 31, 2017 and the notes accompanying those financial statements.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of healthcare facilities, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe we are the largest provider of housekeeping and laundry management services to the long-term care industry in the nation, rendering such services to over 3,500 facilities throughout the continental United States as of September 30, 2018.

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

Dietary consists of managing our clients’ dietary departments, which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support being provided by a District Manager specializing in dietary services, as well as a registered dietitian. We also offer clinical consulting services our dietary clients, which may be provided as a stand-alone service, or bundled with other dietary department services. Upon beginning service with a client facility, we will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate dietitian services with other facility support functions in accordance with client requests. Such management personnel also oversee the execution of various cost- and quality-control procedures including continuous training and employee evaluation.

At September 30, 2018, Housekeeping services were provided at essentially all of our approximately 3,500 client facilities, generating approximately 48.5% or $734.2 million of our total revenues for the nine months ended September 30, 2018. Dietary services were provided to over 1,500 client facilities at September 30, 2018 and contributed approximately 51.5% or $778.2 million of our total revenues for the nine months ended September 30, 2018.

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

Three Months Ended September 30, 2018 and 2017

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, for the three months ended September 30, 2018 and 2017. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial results relate primarily to corporate level transactions and adjustments related to transactions recorded at the reportable segment level which use methods other than generally accepted accounting principles.

	Three Months Ended September 30,
	2018	2017	% Change
	(in thousands)
Revenues
Housekeeping	$242,208	$247,395	(2.1)%
Dietary	264,663	243,960	8.5%
Consolidated	$506,871	$491,355	3.2%

Costs of services provided
Housekeeping	$215,002	$220,547	(2.5)%
Dietary	248,384	232,594	6.8%
Corporate and eliminations	(24,183)	(26,217)	(7.8)%
Consolidated	$439,203	$426,924	2.9%

Selling, general and administrative expense
Corporate and eliminations	$36,713	$32,940	11.5%

Investment and interest income
Corporate and eliminations	$2,027	$1,439	40.9%

Income (loss) before income taxes
Housekeeping	$27,206	$26,848	1.3%
Dietary	16,279	11,366	43.2%
Corporate and eliminations	(10,503)	(5,284)	98.8%
Consolidated	$32,982	$32,930	0.2%

Housekeeping revenues represented approximately 47.8% of consolidated revenues for the three months ended September 30, 2018. Dietary revenues represented approximately 52.2% of consolidated revenues for the three months ended September 30, 2018.

The following table sets forth the ratio which certain items bear to consolidated revenues:

	Three Months Ended September 30,
	2018	2017
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	86.6%	86.9%
Selling, general and administrative expense	7.2%	6.7%
Investment and interest income	0.4%	0.3%
Income before income taxes	6.6%	6.7%
Income taxes	1.4%	1.9%
Net income	5.2%	4.8%

Revenues

Consolidated

Consolidated revenues increased 3.2% to $506.9 million for the three months ended September 30, 2018 compared to $491.4 million for the corresponding period in 2017, as a result of the factors discussed below under Reportable Segments.

During the quarter ending September 30, 2018 we adjusted our contractual relationships with two regional customers as well as a number of independent facilities to reflect a reduced provision of services. Our expectation is the contract changes will impact housekeeping segment revenues by approximately $10 million per quarter, with half of the decrease being reflected in the quarter ending September 30, 2018, and will favorably impact future margins.

Reportable Segments

Housekeeping’s segment revenues decreased 2.1% compared to the corresponding period in 2017. This was partially driven from two regional customers as well as a number of independent facilities adjusting their contractual relationships with the Company during the quarter ending September 30, 2018. Dietary’s 8.5% net growth in reportable segment revenues resulted primarily from providing these services to existing Housekeeping clients.

Costs of Services Provided

Consolidated

Consolidated costs of services provided increased 2.9% to $439.2 million for the three months ended September 30, 2018 compared to $426.9 million for the three months ended September 30, 2017, which is primarily related to our 3.2% growth in consolidated revenues for the same period. As a percentage of consolidated revenues, costs of services provided decreased to 86.6% in the three months ended September 30, 2018 from 86.9% in the corresponding period in 2017.

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

The following table provides a comparison of key indicators we consider when managing the consolidated costs of services provided:

	Three Months Ended September 30,
Costs of Services Provided - Key Indicators as a % of Consolidated Revenue	2018	2017	Change
Bad debt provision	0.6%	0.4%	0.2%
Self-insurance costs	2.7%	2.6%	0.1%

The increase in the bad debt provision is related to our assessment of the collectability of our accounts and notes receivable.

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues, decreased to 88.8% for the three months ended September 30, 2018 from 89.1% in the corresponding period in 2017. Costs of services provided for Dietary, as a percentage of Dietary revenues, decreased to 93.8% for the three months ended September 30, 2018 from 95.3% in the corresponding period in 2017.

The following table provides a comparison of the key indicators we consider when managing costs of services provided at the segment level, as a percentage of the respective segment’s revenues:

	Three Months Ended September 30,
Costs of Services Provided - Key Indicators as a % of Segment Revenue	2018	2017	Change
Housekeeping labor and other labor-related costs	78.4%	79.6%	(1.2)%
Housekeeping supplies	7.8%	7.9%	(0.1)%
Dietary labor and other labor-related costs	56.3%	58.0%	(1.7)%
Dietary supplies	34.4%	35.4%	(1.0)%

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

Consolidated Selling, General and Administrative Expense

Excluding the change in the deferred compensation plan described below, consolidated selling, general and administrative expense increased $3.3 million or 10.2% during the three months ended September 30, 2018 compared to the corresponding period in 2017. Selling, general and administrative expense was reported at 7.2% of revenues, but after adjusting for the $1.6 million change in deferred compensation, actual expense was 6.9% of consolidated revenues. During the quarter, selling, general and administrative expense was also impacted by a $3 million, state-specific sales tax settlement. The settlement, related to certain of the Company’s historical client service billings, resolved the outstanding sales tax considerations and accordingly, will have no impact on future earnings per share. Going forward, the Company expects selling, general and administrative expense to approximate 6.75% of consolidated revenues, with the on-going opportunity to garner additional efficiencies.

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under the deferred compensation plan. These investments represent the amounts held on behalf of the participating employees and changes in the value of these investments affect the amount of our deferred compensation liability. Gains on the plan investments during the three months ended September 30, 2018 and 2017 increased our total selling, general and administrative expense for these periods.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(in thousands)
Selling, general and administrative expense excluding change in deferred compensation liability	$35,139	$31,878	$3,261	10.2%
Gain on deferred compensation plan investments	1,574	1,062	512	48.2%
Selling, general and administrative expense	$36,713	$32,940	$3,773	11.5%

Consolidated Investment and Interest Income, net

Investment and interest income increased 40.9% for the three months ended September 30, 2018 compared to the corresponding 2017 period, primarily due to favorable market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan. Realized gains and losses on our available-for-sale municipal bonds also impacted consolidated investment income.

Consolidated Income Taxes

During the three months ended September 30, 2018, the Company recognized a provision for income taxes of $6.9 million versus a provision for income taxes of $9.5 million for the same period in 2017. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act, which lowered our U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018.

Our 2018 estimated annual effective tax rate is expected to be approximately 21% to 23%. The actual annual effective tax rate will be impacted by the tax effects of option exercises or vested awards, which are treated as discrete items in the reporting period in which they occur, and therefore cannot be considered in the calculation of the estimated annual effective tax rate. The income tax recognized from such discrete items for the three months ended September 30, 2018 was immaterial.

Nine Months Ended September 30, 2018 and 2017

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, for the nine months ended September 30, 2018 and 2017. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial results relate primarily to corporate level transactions and adjustments related to transactions recorded at the reportable segment level which use methods other than generally accepted accounting principles.

	Nine Months Ended September 30,
	2018	2017	% Change
	(in thousands)
Revenues
Housekeeping	$734,164	$733,737	0.1%
Dietary	778,249	632,984	22.9%
Consolidated	$1,512,413	$1,366,721	10.7%

Costs of services provided
Housekeeping	$648,943	$662,213	(2.0)%
Dietary	731,669	598,251	22.3%
Corporate and eliminations	(33,887)	(80,648)	(58.0)%
Consolidated	$1,346,725	$1,179,816	14.1%

Selling, general and administrative expense
Corporate and eliminations	$104,608	$93,141	12.3%

Investment and interest income
Corporate and eliminations	$3,823	$4,523	(15.5)%

Income (loss) before income taxes
Housekeeping	$85,221	$71,524	19.2%
Dietary	46,580	34,733	34.1%
Corporate and eliminations	(66,898)	(7,970)	739.4%
Consolidated	$64,903	$98,287	(34.0)%

Housekeeping revenues represented 48.5% of consolidated revenues for the nine months ended September 30, 2018. Dietary revenues represented approximately 51.5% of consolidated revenues for the nine months ended September 30, 2018.

The following table sets forth the ratio which certain items bear to consolidated revenues:

	Nine Months Ended September 30,
	2018	2017
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	89.0%	86.3%
Selling, general and administrative expense	6.9%	6.8%
Investment and interest income	0.3%	0.3%
Income before income taxes	4.4%	7.2%
Income taxes	0.9%	2.2%
Net income	3.5%	5.0%

Revenues

Consolidated

Consolidated revenues increased 10.7% to $1.5 billion for the nine months ended September 30, 2018 compared to $1.4 billion for the corresponding period in 2017 as a result of the factors discussed below under Reportable Segments.

During the quarter ending September 30, 2018 we adjusted our contractual relationships with two regional customers as well as a number of independent facilities to reflect a reduced provision of services. Our expectation is the contract changes will impact housekeeping segment revenues by approximately $10 million per quarter, with half of the decrease being reflected in the quarter ending September 30, 2018, and will favorably impact future margins.

Reportable Segments

Housekeeping’s 0.1% net growth in reportable segment revenues resulted from service agreements entered into with new clients. This growth was also offset from two regional customers as well as a number of independent facilities adjusting their contractual relationships with the Company. Dietary’s 22.9% net growth in reportable segment revenues resulted primarily from providing these services to existing Housekeeping clients.

Costs of services provided

Consolidated

Consolidated costs of services increased 14.1% to $1.3 billion for the nine months ended September 30, 2018 compared to $1.2 billion for the nine months ended September 30, 2017, which is primarily related to our 10.7% growth in consolidated revenues for the same period. As a percentage of consolidated revenues, costs of services increased to 89.0% in the nine months ended September 30, 2018 from 86.3% in the corresponding period in 2017.

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

The following table provides a comparison of key indicators we consider when managing the consolidated costs of services provided:

	Nine Months Ended September 30,
Costs of Services Provided - Key Indicators as a % of Consolidated Revenue	2018	2017	Change
Bad debt provision	2.8%	0.3%	2.5%
Self-insurance costs	2.6%	2.7%	(0.1)%

The increase in the bad debt provision is related to the first quarter 2018 increase to the accounts receivable allowance, which was primarily related to the corporate restructuring of two privately-held multi-state operators.

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues, decreased to 88.4% for the nine months ended September 30, 2018 from 90.3% in the corresponding period in 2017. Costs of services provided for Dietary, as a percentage of Dietary revenues, decreased to 94.0% for the nine months ended September 30, 2018 from 94.5% in the corresponding period in 2017.

The following table provides a comparison of the key indicators we consider when managing costs of services provided at the segment level, as a percentage of the respective segment’s revenues:

	Nine Months Ended September 30,
Costs of Services Provided - Key Indicators as a % of Segment Revenue	2018	2017	Change
Housekeeping labor and other labor-related costs	78.4%	80.0%	(1.6)%
Housekeeping supplies	7.9%	8.0%	(0.1)%
Dietary labor and other labor-related costs	56.8%	55.9%	0.9%
Dietary supplies	34.7%	36.6%	(1.9)%

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

Selling, General and Administrative Expense

Excluding the change in the deferred compensation plan described below, consolidated selling, general and administrative expense increased $12.2 million or 13.5% during the nine months ended September 30, 2018 compared to the corresponding period in 2017, related primarily to our overall growth. Selling, general and administrative expense, excluding the change in the deferred compensation plan, increased to 6.7% of consolidated revenues for the nine months ended September 30, 2018 compared to 6.6% in the corresponding period in 2017.

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under the deferred compensation plan. These investments represent the amounts held on behalf of the participating employees and changes in the value of these investments affect the amount of our deferred compensation liability. Gains on the plan investments during the nine months ended September 30, 2018 and 2017 increased our total selling, general and administrative expense for these periods.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(in thousands)
Selling, general and administrative expense excluding change in deferred compensation liability	$101,916	$89,766	$12,150	13.5%
Gain on deferred compensation plan investments	2,692	3,375	(683)	(20.2)%
Selling, general and administrative expense	$104,608	$93,141	$11,467	12.3%

Consolidated Investment and Interest Income, net

Investment and interest income decreased 15.5% for the nine months ended September 30, 2018 compared to the corresponding 2017 period, primarily due to higher interest costs associated with our short–term borrowings. Partially offsetting the decrease in investment and interest income, net was higher interest received on our outstanding notes receivable.

Consolidated Income Taxes

For the nine months ended September 30, 2018, the Company recognized a provision for income taxes of $12.9 million versus a provision for income taxes of $30.2 million for the same period in 2017. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act, which lowered our U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018.

The 2018 estimated annual effective tax rate is expected to be approximately 21% to 23%. The actual annual effective tax rate will be impacted by the tax effects of option exercises or vested awards, which are treated as discrete items in the reporting period in which they occur, and therefore cannot be considered in the calculation of the estimated annual effective tax rate. The impact of such discrete items was a $1.2 million income tax benefit for the nine months ended September 30, 2018.

Liquidity and Capital Resources

Cash generated through operations is our primary source of liquidity. At September 30, 2018, we had cash, cash equivalents and marketable securities of $89.9 million and working capital of $341.8 million, compared to December 31, 2017 cash, cash equivalents and marketable securities of $82.8 million and working capital of $343.2 million. The decrease in working capital was driven by a decrease in the Company’s net receivables, primarily as a result of the increase in the accounts receivable allowance as of September 30, 2018 compared with December 31, 2017. As of September 30, 2018, we had an unused line of credit of $224.2 million. Our current ratio was 3.1 to 1 at September 30, 2018 versus 2.9 to 1 at December 31, 2017.

For the nine months ended September 30, 2018 and 2017, our cash flows were as follows:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$74,509	$3,122
Net cash used in investing activities	$(7,621)	$(10,077)
Net cash used in financing activities	$(61,248)	$(5,893)

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

Financing Activities

The primary use of cash for financing activities is the payment of dividends. We have paid regular quarterly cash dividends since the second quarter of 2003. During 2018, we paid regular quarterly cash dividends to shareholders totaling $42.7 million as follows:

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018
	(amounts in thousands, except per share data)
Cash dividend paid per common share	$0.19125	$0.19250	$0.19375
Total cash dividends paid	$14,149	$14,249	$14,350
Record date	February 16, 2018	May 25, 2018	August 24, 2018
Payment date	March 23, 2018	June 29, 2018	September 28, 2018

The dividends paid to shareholders during the nine months ended September 30, 2018 were funded by cash generated from operations. Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or regarding the amount of future dividend payments, we expect to continue to pay a regular quarterly cash dividend.

The primary source of cash from financing activities is the net borrowings under our bank line of credit. We borrow for general corporate purposes as needed throughout the year. The outstanding short-term borrowings balance as of September 30, 2018 relates to cash flow requirements due to the timing of cash receipts and cash payments. Another source of cash from financing activities are the proceeds from the exercise of stock options by employees and directors. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

We remain authorized to repurchase 1.7 million shares of our Common Stock pursuant to previous Board of Directors’ authorization. During the three and nine months ended September 30, 2018 and 2017, we repurchased our Common Stock as part of the dividend reinvestment related to treasury shares held within the Deferred Compensation Plan. The number of shares and value of shares repurchased were immaterial for the three and nine months ended September 30, 2018 and 2017.

Line of Credit

At September 30, 2018, we had a $300 million bank line of credit on which to draw for general corporate purposes. The amounts drawn under the line of credit are payable upon demand and generally bear interest at LIBOR plus 75 basis points. At September 30, 2018, there were $10.0 million in borrowings under the line of credit. At September 30, 2018, we also had outstanding $65.9 million in irrevocable standby letters of credit, which relate to payment obligations under our insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $65.9 million to $224.2 million at September 30, 2018.

The line of credit requires us to satisfy one financial covenant. The covenant and its respective status at September 30, 2018 was as follows:

Covenant Description and Requirement	As of September 30, 2018
Funded debt(1) to EBITDA(2) ratio: less than 3.00 to 1.00	0.68

(1)	All indebtedness for borrowed money including, but not limited to, reimbursement obligations in respect of letters of credit and guaranties of any such indebtedness.

(2)	Net income plus interest expense, income tax expense, depreciation, amortization.

As noted above, we were in compliance with our financial covenant at September 30, 2018 and we expect to remain in compliance. The line of credit expires on December 18, 2018. Although no assurances can be provided that we will renew the line of credit or secure other financing, we expect the line of credit to be renewed prior to expiration, or substituted with another form of financing.

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

Summarized below are the balances in our allowance for doubtful accounts, along with the provision for bad debts and net write-offs for each quarter for the nine months ended September 30, 2018. The change in our provision from during the first quarter of 2018 is primarily related to the corporate restructuring of two privately–held multi– state operators. The aggregate client account balances to which the reserve balances relate totaled $30.0 million, $98.2 million, $102.6 million, and $103.0 million as of December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018, respectively.

Allowance for Doubtful Accounts
(in thousands)
Balance December 31, 2017	$11,984
Provision for bad debts	37,137
Net write-offs of client accounts receivable	(216)
Balance March 31, 2018	48,905
Provision for bad debts	2,250
Net write-offs of client accounts receivable	(1,446)
Balance June 30, 2018	49,709
Provision for bad debts	3,000
Net write-offs of client accounts receivable	(4,079)
Balance September 30, 2018	$48,630

We evaluate our notes receivable for impairment quarterly and on an individual client basis. Notes receivable are generally evaluated for impairment when the respective clients are in bankruptcy, are subject to collections activity or are slow payers that are experiencing financial difficulties. In the event that the evaluation results in a determination that a note receivable is impaired, it is valued at the present value of expected future cash flows or at the market value of related collateral. The increase in impaired notes receivable and the related reserve during the nine months ended September 30, 2018 was related to the corporate restructuring of a privately held, multi-state operator that occurred during the first quarter of 2018. A result of the corporate restructuring was a long-term promissory note receivable of $10.0 million, net of reserve, which was finalized during the three months ended September 30, 2018.
A summary schedule of the our impaired notes receivable, and the related reserve, for the nine months ended September 30, 2018 is as follows:

	Balance December 31, 2017	Additions	Deductions	Balance September 30, 2018
	(in thousands)
Impaired notes receivable	$6,854	$20,582	$(4,532)	$22,904
Reserve for impaired notes receivable	$2,884	$10,846	$(1,938)	$11,792

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2018, we had $89.9 million in cash, cash equivalents and marketable securities. The fair values of all of our cash equivalents and marketable securities are determined based on “Level 1” or “Level 2” inputs, which are based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Based on their evaluation as of September 30, 2018, pursuant to Exchange Act Rule 13a-15(b), our Management, including our President and Chief Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act 13a-15(e)) are effective.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation pursuant to Exchange Act Rule 13a-15(d) of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) by our Management, including our President and Chief Executive Officer and Chief Financial Officer, no changes during the quarter ended September 30, 2018 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial information from the Company’s Form 10-Q for the quarterly period ended September 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE SERVICES GROUP, INC.

Date:	October 19, 2018	/s/ Theodore Wahl
Theodore Wahl
President & Chief Executive Officer
(Principal Executive Officer)

Date:	October 19, 2018	/s/ John C. Shea
John C. Shea
Chief Financial Officer
(Principal Financial and Accounting Officer)