Form 10-K
period 2018-12-31
HEALTHCARE SERVICES GROUP INC
filed 2019-03-18
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☑    NO  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  ☐    NO  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☑    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☑    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  ☐    NO  ☑
The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant as of the close of business on June 30, 2018 was approximately $2.02 billion based on the closing sale price of the Common Stock on the NASDAQ Global Select Market on that date. The determination of affiliate status is not a determination for any other purpose. The Registrant does not have any non-voting common equity authorized or outstanding.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock (Common Stock, $.01 par value) as of the latest practicable date (March 14, 2019). 74,036,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 28, 2019 have been incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

Healthcare Services Group, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2018

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the healthcare industry, primarily providers of long-term care; having a significant portion of our consolidated revenues contributed by one customer during the year ended December 31, 2018; credit and collection risks associated with the healthcare industry; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the healthcare industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor-related matters such as minimum wage increases; the Company's expectations with respect to selling, general, and administrative expense; continued realization of tax benefits arising from our corporate reorganization and self-funded health insurance program; risks associated with the reorganization of our corporate structure; realization of our expectations regarding the impact of the Tax Cuts and Jobs Act on our tax rates and financial results; and the risk factors described in Part I of this report under “Government Regulation of Clients,” “Service Agreements and Collections,” and "Competition;" under Item IA. “Risk Factors.”

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

PART I

In this Annual Report on Form 10-K for the year ended December 31, 2018, Healthcare Services Group, Inc. (together with its wholly-owned subsidiaries listed in Exhibit 21, which has been filed as part of this Report) is referred to using terms such as the “Company,” “we,” “us” or “our.”

Item I.  Business.

General

Healthcare Service Group, Inc. is a Pennsylvania corporation, incorporated on November 22, 1976. We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of healthcare facilities, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe we are the largest provider of housekeeping and laundry management services to the long-term care industry in the nation, rendering such services to over 3,500 facilities throughout the continental United States as of December 31, 2018.

Segment Information

The information called for herein is discussed below in Description of Services, and within Item 8 of this Annual Report on Form 10-K under Note 15—Segment Information in the Notes to Consolidated Financial Statements for the years ended December 31, 2018, 2017 and 2016.

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

Our labor force is interchangeable with respect to the services within Housekeeping, while the Dietary labor force is specific to Dietary operations. In addition, there are some differences in the expertise of the professional management personnel responsible for the services of the respective segments. We believe each segment provides opportunities for growth.

Housekeeping

Housekeeping accounted for approximately 48.5%, or $973.8 million, of our consolidated revenues in 2018. The services provided under this segment include managing our clients’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the clients’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the clients’ facilities. Upon beginning service with a client facility, we typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with client requests. Such management personnel also oversee the execution of various cost and quality-control procedures including continuous training and employee evaluation, and on-site testing for infection control.

Housekeeping’s operating performance is significantly impacted by our management of labor costs. Management reviews costs as a percentage of revenues, in order to normalize and evaluate such costs in the context of the Company’s growth. Housekeeping labor costs represented approximately 78.8% of Housekeeping revenues for 2018. Changes in employee compensation resulting from legislative or other governmental actions, market factors, adjustments to staffing levels, and the composition of our labor force may adversely impact these costs. Similarly, an increase in the costs of supplies consumed in performing Housekeeping services may impact Housekeeping’s operating performance. In 2018, the cost of Housekeeping supplies as a percentage of Housekeeping revenues was 7.8%. Generally, the cost of such supplies is dictated by specific product market conditions, subject to price fluctuations influenced by factors outside of our control. Where possible, we negotiate fixed pricing from vendors for an extended period of time on certain supplies to mitigate such price fluctuations.

Dietary

Dietary services represented approximately 51.5%, or $1,035.0 million, of our consolidated revenues in 2018. Dietary services consist of managing our clients’ dietary departments, which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support provided by a District Manager specializing in dietary services. We also offer clinical consulting services to our dietary clients, which may be provided as a stand-alone service, or bundled with other dietary department services. Upon beginning service with a client facility, we typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate dietitian services with other facility support functions in accordance with client requests. Such management personnel also oversee the execution of various cost and quality-control procedures including continuous training and employee evaluation.

Dietary operating performance is impacted by price fluctuations in labor and supply costs resulting from similar factors discussed above for Housekeeping. In 2018, the costs of labor and food-related supplies represented approximately 57.2% and 34.4% of Dietary revenues, respectively.

Significant Customers

For the years ended December 31, 2018 and 2017, both the Housekeeping and Dietary segments earned revenue from several significant customers, including Genesis Healthcare, Inc. ("Genesis"). For the years ended December 31, 2018 and 2017, Genesis accounted for $386.7 million or 19.3% and $327.5 million or 17.5% of the Company's consolidated revenues, respectively.

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

Directors of Operations oversee District Managers and provide management support, training and personnel management, while ensuring operational performance is consistent with the Company’s systems and budgets.

Vice Presidents of Operations are ultimately responsible for all aspects of the operations, compliance and financial performance of the Directors of Operations who they oversee.

We believe that our organizational structure facilitates our ability to best serve and expand our service offerings to existing clients, while also securing new clients.

Market

The market for our services consists of a large number of facilities involved in various aspects of the healthcare industry, including long-term and post-acute care facilities (e.g., skilled nursing facilities, residential care and assisted living facilities) and hospitals (e.g., acute care, critical access, psychiatric). Such facilities may be specialized or general, privately owned or public, for-profit or not-for-profit, and may serve residents on a long-term or short-term basis. We market our services to facilities after consideration of a variety of factors including facility type, size, location, and service opportunities (Housekeeping or Dietary). The market for our services, particularly in long-term and post-acute care, is expected to continue to grow as the population of the United States ages and as government reimbursement policies require increased cost control or containment by the constituents that comprise our target market.

Marketing and Sales

Our services are primarily marketed by our Chief Revenue Officer, Vice Presidents of Sales and Directors of Sales. These marketing and sales efforts are supported by all levels of our corporate and operational management team. We provide incentive compensation to our sales and operational personnel based on achieving financial and non-financial goals and objectives, which are aligned with the key elements we believe are necessary for us to achieve overall improvement in our financial results, along with continued business development.

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

We have had varying collections experiences with respect to our accounts and notes receivable. We have sometimes extended the period of payment for certain clients beyond contractual terms. Such clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for such collection issues and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $51.4 million, $6.3 million and $4.6 million in the years ended December 31, 2018, 2017 and 2016, respectively (see Schedule II - Valuation and Qualifying Accounts and Reserves for year-end balances). As a percentage of total revenues, these provisions represented approximately 2.6% for the year ended December 31, 2018, and 0.3% for the years ended December 31, 2017 and 2016. The increase to our bad debt provision for 2018 related to multiple corporate restructurings of privately-held, multi-facility operators that occurred during 2018 that resulted in increased expense compared to our historical experience. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We establish credit limits, perform ongoing credit evaluations and monitor accounts to minimize the risk of loss. Despite our efforts to minimize credit risk exposure, clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact on their cash flows, it could have a material adverse effect on our results of operations and financial condition.

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

Employees

At December 31, 2018, we employed over 55,000 people, of which approximately 6,600 were corporate and field management personnel. The Company's employment of some of its employees is subject to collective bargaining agreements that are negotiated by individual client facilities and are assented by us, so as to bind us as an “employer” under the agreements. In other cases, we are direct parties to the agreements. We may be adversely affected by relations between our client facilities and their employee unions, or between us and such unions. We consider our relationship with our employees to be good.

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

We have several clients who individually contributed over 3%, with Genesis contributing 19.3% and 17.5%, of our total consolidated revenues for the years ended December 31, 2018 and 2017, respectively. Although we expect to continue the relationship with these clients, there can be no assurance thereof. The loss, individually or in aggregate, of such clients, or a significant reduction in the revenues we receive from such clients, could have a material adverse effect on the results of operations of our two operating segments and the Company. In addition, if any of these clients change or alter current payment terms it could increase our accounts receivable balance and have a material adverse effect on our cash flows.

Our clients are concentrated in the healthcare industry, which is subject to changes in government regulation. Many of our clients rely on reimbursement from Medicare, Medicaid and other third-party payors. Rates from such payors may be altered or reduced, thus affecting our clients’ results of operations and cash flows.

We provide our services primarily to providers of long-term and post-acute care. We cannot predict what efforts, and to what extent, legislation and proposals to contain healthcare costs will ultimately impact our clients’ revenues through reimbursement rate modifications. Congress has enacted a number of laws during the past decade that have significantly altered, and may continue to alter, overall government reimbursement for nursing home services. Because many of our clients’ revenues are highly reliant on Medicare, Medicaid and other third-party payors’ reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long-term care industry have affected and could adversely affect our clients’ cash flows, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from clients have resulted in, and could continue to result in, significant additional bad debts in the future.

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

We have sometimes been required to extend the period of payment for certain clients beyond contractual terms. Such clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for such collection issues and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $51.4 million for the year ended December 31, 2018 as compared to $6.3 million and $4.6 million in the years ended December 31, 2017 and 2016, respectively. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We establish credit limits, perform ongoing credit evaluations and monitor accounts to minimize the risk of loss. Despite our efforts to minimize credit risk exposure, clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact on their cash flows, it could have a material adverse effect on our results of operations, financial condition and cash flows.

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

We are subject to federal, state and local taxes in the United States. Significant judgment is required in determining the provision for income taxes. We believe our income tax estimates are reasonable. Although, if the Internal Revenue Service or other taxing authority disagrees on a tax position we’ve taken and upon final adjudication we are required to change such position, we could incur additional tax liability, including interest and penalties. Such costs and expenses could have a material adverse impact on our results of operations, financial condition and cash flows. Additionally, the taxability of our services is subject to various interpretations within the taxing jurisdictions in which we operate. Consequently, in the ordinary course of business, a jurisdiction may contest our reporting positions with respect to the application of its tax code to our services. A conflicting position taken by a state or local taxation authority on the taxability of our services could result in additional tax liabilities and could negatively impact our competitive position in that jurisdiction. If we fail to comply with applicable tax laws and regulations, we could suffer civil or criminal penalties in addition to the delinquent tax assessment. In the taxing jurisdictions where our services have been determined to be subject to tax, the jurisdiction may increase the tax rate assessed on such services. We seek to pass-through to our clients such tax increases. In the event we are not able to pass-through any portion of the tax increase, our results of operations, financial condition and cash flows could be adversely impacted.

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

A significant majority of our customer base are multi-facility management groups and independent facility operators who lease the buildings in which they operate and may experience risks relating to their leases including termination, escalators, extensions and special charges.

The credit worthiness of our existing clients, and potential clients, is impacted by their ability to maintain positive relationships with their respective landlords. Any loss or deterioration in the relationship between our clients and their respective landlords may adversely affect their financial condition and ability to make payments on their service agreement with us on agreed upon terms. Any failure by our clients to make rent payments or comply with the provisions of their lease terms could result in the termination of such lease agreements. In such cases, our clients may lose their ability to continue conducting operations and as a result terminate their service agreements with us.

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

We may be adversely affected by inflationary or market fluctuations, including impact of tariffs, in the cost of products consumed in providing our services or our cost of labor. Additionally, we rely on certain vendors for housekeeping, laundry and dietary supplies.

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

Dietary supplies, to a much greater extent than Housekeeping supplies, are impacted by commodity pricing factors, including the impact of tariffs, which in many cases are unpredictable and outside of our control. We seek to pass on to clients such increased costs but sometimes we are unable to do so. Even when we are able to pass on such costs to our clients, from time to time, sporadic unanticipated increases in the costs of certain supply items due to market or economic conditions may result in a timing delay in passing on such increases to our clients. It is this type of spike in Dietary supplies costs that could most adversely affect Dietary’s operating performance. The adverse effect would be realized if we delay in passing on such costs to our clients or in instances where we may not be able to pass such increase on to our clients until the time of our next scheduled service billing review. We seek to mitigate the impact of an unanticipated increase in such supplies’ costs through consolidation of vendors, which increases our ability to obtain more favorable pricing.

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

We are subject to risks affecting the food industry generally including food spoilage and food contamination. Our products are susceptible to contamination by disease-producing organisms, or pathogens, such as listeria monocytogenes, salmonella, campylobacter, hepatitis A, trichinosis and generic E. coli. Because these pathogens are generally found in the environment, there is a risk that these pathogens could be introduced to our products as a result of improper handling at the manufacturing, processing or food service level. Our suppliers’ manufacturing facilities and products are subject to extensive laws and regulations relating to health, food preparation, sanitation and safety standards. Difficulties or failures by these companies in obtaining any required licenses or approvals or otherwise complying with such laws and regulations could disrupt their operations which could adversely affect our operations. Furthermore, there can be no assurance that compliance with governmental regulations by our suppliers will eliminate the risks related to food safety. To the extent there is an outbreak of food related illness in any of our client facilities, it could materially harm our business, results of operations and financial condition.

Additionally, the Company may be subject to liability if the consumption of our food products causes injury, illness or death. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused injury or illness could adversely affect our reputation.

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

Management believes the historical performance of our Common Stock reflect high market expectations for our future operating results. Our ability to attract new clients through organic growth or acquisitions, and retain existing clients, has enabled us to execute our growth strategy and increase market share historically, however there can be no guarantee that we will be able to do so in the future. Our business strategy focuses on growth and improving profitability through obtaining service agreements with new clients, providing new services to existing clients, obtaining modest price increases on service agreements with clients and maintaining internal cost reduction strategies at our various operational levels. With respect to providing new services to new or existing clients, our strategy is to achieve corresponding profit margins in each of our segments. If we are unable to continue either historical client revenue and profitability growth rates or projected improvement, our operating performance may be adversely affected and the high expectations for our market performance may not be met. Any failure to meet the market’s high expectations for our revenue and operating results may have an adverse effect on the market price of our Common Stock.

The SEC’s investigation into our earnings per share (“EPS”) calculation practices could result in potential sanctions or penalties, distraction to our management and result in litigation from third parties, each of which could adversely affect or cause variability in our financial results.

Beginning in November 2017, the Company has been in dialogue with the SEC regarding EPS calculation, rounding and reporting practices and in March 2018 we learned that the SEC had opened a formal investigation into these matters. In response to the SEC’s investigation, during the fourth quarter of 2018, the Company authorized its outside counsel to conduct an internal investigation, under the direction of the Company’s Audit Committee regarding these matters. The internal investigation was completed in March 2019, prior to the filing of this Annual Report on Form 10-K.

Notwithstanding the completion of the internal investigation, the SEC’s investigation is ongoing and there can be no assurance that the SEC or another regulatory body will not make further regulatory inquiries or pursue further action that could result in significant costs and expenses including potential sanctions or penalties as well as distraction to management. In addition, the Company may be subject to litigation from third parties related to the matters under review by the SEC. Accordingly, the ongoing SEC investigation and/or any related litigation could adversely affect or cause variability in our financial results.

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

We expect to continue to pay a regular quarterly cash dividend. However, our dividend policy and the payment of future cash dividends under the policy are subject to the final determination each quarter by our Board of Directors that (i) the dividend will be made in compliance with laws applicable to the declaration and payment of cash dividends, including Section 1551(b) of the Pennsylvania Business Corporation Law, and (ii) the policy remains in our best interests, which determination will be based on a number of factors, including the impact of changing laws and regulations, economic conditions, our results of operations and/or financial condition, capital resources, financial covenants under our credit facility and other factors considered relevant by the Board of Directors. While we have continually increased the amount of our dividends, given these considerations, there can be no assurance these increases will continue and our Board of Directors may increase or decrease the amount of the dividend at any time and may also decide to suspend or discontinue the payment of cash dividends in the future. Any decrease in the amount of the dividend, or suspension or discontinuance of payment of a dividend, could cause our stock price to decline.

Cyber-attacks and breaches could cause operational disruptions, fraud or theft of sensitive information.

Aspects of our operations are reliant upon internet-based activities, such as ordering supplies and back-office functions such as accounting and transaction processing, making and accepting payments, processing payroll and other administrative functions, etc. A significant disruption or failure of our information technology systems may have a significant impact on our operations, potentially resulting in service interruptions, security violations, regulatory compliance failures and other operational difficulties. In addition, any attack perpetrated against our information systems including through a system failure, security breach or disruption by malware or other damage, could similarly impact our operations and result in loss or misuse of information, litigation and potential liability. Although we have taken steps intended to mitigate the risks presented by potential cyber incidents, it is not possible to protect against every potential power loss, telecommunications failure, cybersecurity attack or similar event that may arise. Moreover, the safeguards we use are subject to human implementation and maintenance and to other uncertainties. Any of these cyber incidents may result in a violation of applicable laws or regulations (including privacy and other laws), damage our reputation, cause a loss of customers and give rise to monetary fines and other penalties, which could be significant. Such events could have an adverse effect on our results of operations, financial condition and liquidity.

There are risks related to the implementation of our new global enterprise resource planning system.

We are currently engaged in a multi-year process of conforming our financial and accounting data onto a new enterprise resource planning system ("ERP"). The ERP is designed to improve the efficiency of our financial transaction processes, accurately maintain our books and records, and provide information important to the operation of the business to our management team. The implementation of the ERP will continue to require significant investment of human and financial resources, and we may experience delays and increased costs as a result. Any significant disruption or deficiency in the design and implementation of the ERP could have a material adverse effect on our ability to fulfill and invoice customer orders, apply cash receipts, place purchase orders with suppliers, and make cash disbursements, and could negatively impact data processing, which may have a material adverse effect on our business, consolidated financial condition or results of operations. While we have invested significant resources in planning and project management, significant implementation issues may arise.

Item 1B.   Unresolved Staff Comments.

None.

Item 2.   Properties.

We lease our corporate offices, located at 3220 Tillman Drive, Bensalem, Pennsylvania 19020. We also lease office space at other locations in Colorado, South Carolina, Connecticut, Georgia, California and New Jersey. The New Jersey office is the headquarters of our wholly-owned subsidiaries. The other locations serve as divisional or regional offices providing management and administrative services to both of our operating segments in their respective geographical areas.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s Common Stock, $0.01 par value (the “Common Stock”), is traded under the symbol “HCSG” on the NASDAQ Global Select Market. As of March 14, 2019, there were approximately 74.0 million shares of our Common Stock outstanding.

Holders

As of March 14, 2019, we had approximately 400 holders of record of our Common Stock. Based on reports of security position listings compiled for the 2018 annual meeting of shareholders, we believe we may have approximately 8,000 beneficial owners of our Common Stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth for the Company’s equity compensation plans, on an aggregated basis, the number of shares of our Common Stock subject to outstanding stock awards, the weighted-average exercise price of stock awards, and the number of shares remaining available for future award grants as of December 31, 2018.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Issued and not Exercised)
Plan Category	(a)		(b)	(c)
	(in thousands, except per share amounts)
Equity compensation plans approved by security holders	2,121	1	$31.53	3,119	2
Equity compensation plans not approved by security holders	—		—	—
Total	2,121		$31.53	3,119

1Represents shares of Common Stock issuable upon exercise of outstanding stock awards granted under the 2012 Equity Incentive Plan and carryover shares from pre-existing Plans.
2Includes stock awards to purchase 0.5 million shares available for future grant under the Company’s 2012 Plan (the "2012 Plan"), 2.2 million shares available for issuance under the Company’s 1999 Employee Stock Purchase Plan (the “1999 Plan”) as amended and 0.4 million shares available for issuance under the Company’s Amended and Restated Deferred Compensation Plan (the "Deferred Compensation Plan"). Treasury shares may be issued under the 1999 Plan and the Company’s Amended and Restated Deferred Compensation Plan.

Performance Graph

The following graph matches Healthcare Services Group, Inc.’s cumulative five-year total shareholder return on Common Stock with the cumulative total returns of the S&P 500 index, the NASDAQ Composite index and the Russell 2000 index. The graph tracks the performance of a $100 investment in our Common Stock and in each index (with the reinvestment of all dividends) from December 31, 2013 to December 31, 2018. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

Comparison of 5 Year Cumulative Total Return*

Among Healthcare Services Group, Inc., the S&P 500 Index, the NASDAQ Composite Index and the Russell 2000 Index

$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
12/2013
12/2014
12/2015
12/2016
12/2017
12/2018
HCSG
S&P 500
Russell 2000
NASDAQ Composite

*$100 invested on December 31, 2013 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2019 Standard & Poor’s, a division of S&P Global. All rights reserved.
Copyright© 2019 Russell Investment Group. All rights reserved.

	December 31,
Company/Index	2013	2014	2015	2016	2017	2018
Healthcare Services Group, Inc.	$100.00	$111.71	$128.64	$147.39	$201.58	$156.45
S&P 500	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33
Russell 2000	$100.00	$104.89	$100.26	$121.63	$139.44	$124.09
NASDAQ Composite	$100.00	$114.62	$122.81	$133.19	$172.11	$165.84

Unregistered Sales of Equity Securities and Use of Proceeds

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

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Selected Operating Results
Revenues	$2,008,821	$1,866,131	$1,562,662	$1,436,849	$1,293,183
Net income	$83,524	$88,226	$77,396	$58,024	$21,850
Basic earnings per common share	$1.13	$1.20	$1.06	$0.81	$0.31
Diluted earnings per common share	$1.12	$1.19	$1.05	$0.80	$0.31
Selected Balance Sheet Data
Total assets	$692,603	$676,003	$528,446	$480,949	$469,579
Stockholders’ equity	$440,780	$399,952	$338,842	$296,456	$275,830
Selected Other Financial Data
Working capital	$344,745	$343,238	$313,753	$269,277	$213,414
Cash dividends declared per common share	$0.7775	$0.7575	$0.7375	$0.7175	$0.6975
Weighted average number of common shares outstanding - basic	74,002	73,355	72,754	71,826	70,616
Weighted average number of common shares outstanding - diluted	74,612	74,348	73,474	72,512	71,341

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our Consolidated Financial Statements and the related notes to those statements included elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors,” and elsewhere in this report on Form 10-K. We are on a calendar year end, and except where otherwise indicated, “2018” refers to the year ended December 31, 2018, “2017” refers to the year ended December 31, 2017 and “2016” refers to the year ended December 31, 2016.

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of December 31, 2018 and for the year then ended and the notes accompanying those financial statements.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of healthcare facilities, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe we are the largest provider of housekeeping and laundry management services to the long-term care industry in the nation, rendering such services to over 3,500 facilities throughout the continental United States as of December 31, 2018.

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

Housekeeping consists of managing our clients’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the clients’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the clients’ facilities. Upon beginning service with a client facility, we typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with client requests. Such management personnel also oversee the execution of various cost and quality-control procedures including continuous training and employee evaluation, and on-site testing for infection control.

Dietary consists of managing our clients’ dietary departments, which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support provided by a District Manager specializing in dietary services. We also offer clinical consulting services to our dietary clients, which may be provided as a stand-alone service, or bundled with other dietary department services. Upon beginning service with a client facility, we typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate dietitian services with other facility support functions in accordance with client requests. Such management personnel also oversee the execution of various cost and quality-control procedures including continuous training and employee evaluation.

At December 31, 2018, Housekeeping services were provided at essentially all of our more than 3,500 client facilities, generating approximately 48.5%, or $973.8 million, of 2018 total revenues. Dietary services were provided to over 1,500 client facilities at December 31, 2018 and contributed approximately 51.5%, or $1,035.0 million, of 2018 total revenues.

Our workers’ compensation, general liability and certain employee health and welfare insurance programs are provided by HCSG Insurance Corp. (“HCSG Insurance” or the “Captive”), our wholly-owned captive insurance subsidiary. HCSG Insurance provides the Company with greater flexibility and cost efficiency in meeting our insurance needs. In 2015, we completed a corporate restructuring by capitalizing three new operating entities and transitioning our facility-based employees to such entities based on the geography served. HCSG Insurance provides workers’ compensation, general liability and other insurance coverages to such entities with respect to such transitioned workforce, such entities provide housekeeping, laundry and dietary services as a subcontracted provider to the Company, and the Company provides strategic client-service management and administrative support services to such entities.

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

When evaluating financial performance, we consider the ratio of certain financial items to consolidated revenues. The table below summarizes those metrics for 2018, 2017 and 2016:

	Relation to Consolidated Revenues Years Ended December 31,
	2018	2017	2016
Revenues	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	88.2%	86.4%	85.7%
Selling, general and administrative	6.8%	6.8%	6.7%
Net investment and interest income	0.0%	0.3%	0.2%
Income before income taxes	5.0%	7.1%	7.8%
Income taxes	0.8%	2.4%	2.8%
Net income	4.2%	4.7%	5.1%

Subject to the factors noted in the "Cautionary Statement Regarding Forward Looking Statements" included in this report on Form 10-K, we expect that our consolidated financial performance in 2019 may be comparable to the historical ratios above, absent the effects of adjustments to our bad debt expense and self-insurance reserves in costs of services provided and the change in the provision for income taxes. We anticipate that for 2019, Dietary revenues will continue to increase as a percentage of consolidated revenues by expanding upon the services performed for our current Housekeeping client base. Our expected growth in Housekeeping will primarily come from obtaining new clients.

Our costs of services can vary and may impact our operating performance. Management reviews two key indicators (costs of labor and costs of supplies as percentages of segment revenues) to monitor and manage such costs. The variability of these costs may impact each segment differently, as Housekeeping is more significantly impacted by costs of labor than Dietary. Labor costs accounted for approximately 78.8% of Housekeeping revenues in 2018. Dietary labor costs accounted for approximately 57.2% of Dietary revenues in 2018. Changes in wage rates as a result of legislative or collective bargaining actions, market factors, adjustments to staffing levels, and other variations in our use of labor or in management labor costs can result in variability of these costs. Housekeeping supplies, including linen products, accounted for approximately 7.8% of Housekeeping revenues in 2018. In contrast, supplies consumed in performing our Dietary services accounted for approximately 34.4% of Dietary revenues. Generally, fluctuations in these expenses are influenced by factors outside of our control and are unpredictable. Housekeeping and Dietary supplies are principally commodity products and are affected by market conditions specific to the respective products.

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

Years Ended December 31, 2018 and 2017

The following table sets forth the 2018 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis compared to 2017. The differences between the reportable segments’ operating results and other disclosed data and our Consolidated Financial Statements relate primarily to corporate level transactions and adjustments related to transactions recorded at the reportable segment level which use methods other than generally accepted accounting principles.

	Year Ended December 31,
	2018	2017	% Change
	(in thousands)
Revenues
Housekeeping	$973,826	$979,610	(0.6)%
Dietary	1,034,995	886,521	16.7%
Consolidated	$2,008,821	$1,866,131	7.6%

Costs of services provided
Housekeeping	$865,521	$884,105	(2.1)%
Dietary	974,433	840,513	15.9%
Corporate and eliminations	(67,973)	(112,108)	(39.4)%
Consolidated	$1,771,981	$1,612,510	9.9%

Selling, general and administrative expense
Corporate and eliminations	$136,603	$126,732	7.8%

Investment and interest income
Corporate and eliminations	$(327)	$6,076	(105.4)%

Income (loss) before income taxes
Housekeeping	$108,305	$95,505	13.4%
Dietary	60,562	46,008	31.6%
Corporate and eliminations	(68,957)	(8,548)	706.7%
Consolidated	$99,910	$132,965	(24.9)%

Income taxes
Corporate and eliminations	$16,386	$44,739	(63.4)%

Revenues

Consolidated

Consolidated revenues increased 7.6% to $2.0 billion in 2018 compared to $1.9 billion in 2017 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping’s 0.6% decrease in reportable segment revenues resulted primarily from adjustments during 2018 to our contractual relationships with multiple regional customers as well as a number of independent facilities. Dietary’s 16.7% increase in reportable segment revenues resulted primarily from providing these services to a greater number of existing Housekeeping clients.

Costs of services provided

Consolidated

Consolidated costs of services increased 9.9% to $1.8 billion in 2018 compared to $1.6 billion in 2017, primarily related to our overall growth, as represented by our 7.6% growth in consolidated revenues for the same period. As a percentage of consolidated revenues, cost of services increased to 88.2% in 2018 from 86.4% in 2017.

Certain significant components within our costs of services are subject to fluctuation with changes in our business and client base. Labor and other labor-related costs, dining and housekeeping supplies, and self-insurance costs account for most of our consolidated costs of services. See the discussion under Reportable Segments below for additional information on the changes in the components of costs of services.

The following table provides a comparison of the key indicators we consider when managing the consolidated cost of services provided:

	Year Ended December 31,
Costs of Services Provided - Key Indicators as % of Consolidated Revenue	2018	2017	% Change
Bad debt provision	2.6%	0.3%	2.3%
Self-insurance costs	1.9%	2.4%	(0.5)%

The increase to our bad debt provision for 2018 related to multiple corporate restructurings of privately-held, multi-facility operators that occurred during 2018 that resulted in increased expense compared to our historical experience.

The decrease in self-insurance costs as a percentage of consolidated revenue is primarily the result of the Company’s ongoing initiatives to promote safety and accident prevention in the workplace, as well as proactive management of workers’ compensation claims, which have positively impacted our claims experience.

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues for 2018, decreased to 88.9% compared to 90.3% in 2017. Cost of services provided for Dietary, as a percentage of Dietary revenues for 2018, decreased to 94.1% compared to 94.8% in 2017.

The following table provides a comparison of the key indicators we consider when managing cost of services at the segment level, as a percentage of the respective segment’s revenues:

	Year Ended December 31,
Costs of Services Provided - Key Indicators as % of Segment Revenue	2018	2017	% Change
Housekeeping labor and other labor-related costs	78.8%	80.1%	(1.3)%
Housekeeping supplies	7.8%	8.0%	(0.2)%
Dietary labor and other labor-related costs	57.2%	56.6%	0.6%
Dietary supplies	34.4%	36.1%	(1.7)%

The ratios of these key indicators generally remain relatively consistent. Variations in these ratios can relate to changes in the mix of clients for whom we provide supplies or do not provide supplies. Management focuses on building efficiencies based on our operational expertise, managing labor and labor-related costs, as well as managing supply chain costs by leveraging economies of scale.

Consolidated Selling, General and Administrative Expense

Excluding the change in the deferred compensation plan described below, consolidated selling, general and administrative expense for 2018 increased $15.9 million or 13.0% compared to 2017, related to our overall growth, a $3 million, state-specific sales tax settlement and ongoing investments in technology.

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under the deferred compensation plan. These investments represent the amounts held on behalf of the participating employees and changes in the value of these investments affect the amount of our deferred compensation liability. Losses on the plan investments during 2018 decreased our selling, general and administrative expense for the year. Gains on the plan investments during 2017 increased our selling, general and administrative expense for the year.

	Year Ended December 31,
	2018	2017	% Change	% Change
	(in thousands)
Selling, general and administrative expense excluding change in deferred compensation liability	$138,072	$122,198	$15,874	13.0%
(Loss) gain on deferred compensation plan investments	(1,469)	4,534	(6,003)	(132.4)%
Selling, general and administrative expense	$136,603	$126,732	$9,871	7.8%

Consolidated Investment and Net Interest Income

Investment and interest income decreased 105.4% for 2018 compared to 2017, primarily due to higher interest costs associated with our short–term borrowings and unfavorable market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan.

Consolidated Income Taxes

Our effective tax rate was 16.4% for 2018 compared to 33.6% for 2017. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the "Act"), which lowered our U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018.

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

Additionally, the Company recognized a deferred tax asset of $13.0 million during 2018 which was primarily driven from the impact of the Company's provision for bad debt during the period and contributed to the difference between our effective tax rates and the applicable U.S. federal statutory rate.

Years Ended December 31, 2017 and 2016

The following table sets forth 2017 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis compared to 2016. The differences between the reportable segments’ operating results and other disclosed data and our Consolidated Financial Statements relate primarily to corporate level transactions and adjustments related to transactions recorded at the reportable segment level which use methods other than generally accepted accounting principles.

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

Revenues

Consolidated

Consolidated revenues increased 19.4% to $1.9 billion in 2017 compared to $1.6 billion in 2016 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping’s 2.3% increase in reportable segment revenues resulted primarily from service agreements entered into with new clients.

Dietary’s 46.4% increase in reportable segment revenues resulted primarily from providing these services to a greater number of existing Housekeeping clients.

Costs of services provided

Consolidated

Consolidated costs of services increased 20.4% to $1.6 billion in 2017 compared to $1.3 billion in 2016. The increase in costs of services is primarily related to our overall growth, as represented by our 19.4% growth in consolidated revenues for the same period. As a percentage of consolidated revenues, cost of services increased to 86.4% in 2017 from 85.7% in 2016.

Certain significant components within our costs of services are subject to fluctuation with the changes in our business and client base. Labor and other labor-related costs, dining and housekeeping supplies, and self-insurance costs account for most of our consolidated costs of services. See the discussion under Reportable Segments below for additional information on the changes in the components of costs of services.

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

The following table provides a comparison of the key indicators we consider when managing cost of services at the segment level, as a percentage of the respective segment’s revenues:

	Year Ended December 31,
Costs of Services Provided - Key Indicators as % of Segment Revenue	2017	2016	% Change
Housekeeping labor and other labor costs	80.1%	80.2%	(0.1)%
Housekeeping supplies	8.0%	7.8%	0.2%
Dietary labor and other labor costs	56.6%	53.8%	2.8%
Dietary supplies	36.1%	38.0%	(1.9)%

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

Consolidated Selling, General and Administrative Expense

Excluding the change in the deferred compensation plan, consolidated selling, general and administrative expense for 2017 increased $18.3 million or 17.6% compared to 2016, related primarily to our overall growth.

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

	Year Ended December 31,
	2017	2016	$ Change	% Change
	(in thousands)
Selling, general and administrative expense excluding change in deferred compensation liability	$122,198	$103,922	$18,276	17.6%
Gain on deferred compensation plan investments	4,534	1,495	3,039	203.3%
Selling, general and administrative expense	$126,732	$105,417	$21,315	20.2%

Consolidated Investment and Net Interest Income

Investment and interest income increased 130.7% for 2017 compared to 2016, primarily due to favorable market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan.

Consolidated Income Taxes

Our effective tax rate was 33.6% for 2017 and 35.7% for 2016. Changes in the accounting for the effects of income taxes took place during 2017, which impacted our effective tax rate. In 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-09, under which excess tax benefits related to share-based payments were recognized as a component of income tax expense, as opposed to additional paid-in capital, resulting in a decrease in 2017 income tax expense. In addition, in December 2017 the Act was signed into law, enacting significant changes to corporate tax rates, as well as business-related exclusions, deductions and credits.

During 2017, the Company recognized the effects of the changes in the tax law and rates on its deferred tax balances. The net result of the remeasurement was an approximate $4.5 million decrease to the Company’s net deferred tax assets balance and a corresponding increase to the Company’s provision for income taxes. Excluding the effects of ASU 2016-09 and the Act, our estimated effective tax rate would have approximated 33.9%.

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

Summarized below for the years 2018, 2017 and 2016 are the aggregate account balances against which reserves were recorded, as well as net write-offs, the bad debt provision and the balance of the allowance for doubtful accounts:

Year Ended	Aggregate Account Balances of Clients in Bankruptcy or in/or Pending Collection/Litigation	Net Write-offs of Client Accounts	Bad Debt Provision	Allowance for Doubtful Accounts
	(in thousands)
2018	$115,659	$6,163	$51,387	$57,209
2017	$30,035	$1,176	$6,250	$11,985
2016	$15,873	$2,326	$4,629	$6,911

Actual collections of these accounts could differ from our current estimate. If our actual collection experience is 5% less than our estimate, the related increase to our Allowance would decrease net income by approximately $2.4 million. Despite our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends, as more fully discussed under Liquidity and Capital Resources below, and in this Annual Report on Form 10-K in Part I under “Risk Factors,” “Government Regulation of Clients” and “Service Agreements and Collections,” change in such a manner as to negatively impact the cash flows of our clients. If our clients experience a negative impact in their cash flows, it could have a material adverse effect on our results of operations and financial condition.

Accrued Insurance Claims

We currently have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance, which comprise approximately 31.6% of our liabilities at December 31, 2018. Under our insurance plans for general liability and workers’ compensation, predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost. Our accounting for this plan utilizes current valuations from a third party actuary, which include assumptions based on data such as historical claims and pay-out experience, demographic factors, industry trends, severity factors, and other actuarial calculations. In the event that our claims experience and/or industry trends result in an unfavorable change in our assumptions or outcomes, it would have an adverse effect on our results of operations and financial condition. Recently, our claims experiences have been favorable, as a result of our ongoing initiative to promote safety and accident prevention in the workplace, as well as proactive management of workers’ compensation claims.

For general liability and workers’ compensation, we record both a reserve for the estimated future cost of claims and related expenses that have been reported but not settled, as well as an estimate of claims incurred but not reported. Such reserves for claims incurred but not reported are developed by a third party actuary through review of our historical data and open claims.

A summary of the changes in our total self-insurance liability is as follows:

	2018	2017	2016
	(in thousands)
Accrued insurance claims - January 1,	$84,699	$87,653	$82,250
Claim payments	(34,901)	(41,077)	(35,089)
Reserve accruals:
Current year accruals	45,478	49,673	42,592
Changes to the provision for prior year claims	(15,676)	(11,550)	(2,100)
Change in accrued insurance claims	(5,099)	(2,954)	5,403
Accrued insurance claims - December 31,	$79,600	$84,699	$87,653

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

Liquidity and Capital Resources

Cash generated through operations is our primary source of liquidity. At December 31, 2018, we had cash, cash equivalents and marketable securities of $102.4 million and working capital of $344.7 million, compared to December 31, 2017 cash, cash equivalents and marketable securities of $82.8 million and working capital of $343.2 million. The change in working capital is driven by growth in our business and by the timing of cash receipts and cash payments. In addition, as of December 31, 2018, we had an unused line of credit of $379.1 million. Our current ratio at December 31, 2018 was 3.1 to 1, versus 2.9 to 1 at December 31, 2017. Marketable securities represents fixed income investments which are highly liquid and can be readily purchased or sold through established markets and are held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company.

For the years ended December 31, 2018, 2017 and 2016, our cash flows were as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by operating activities	$80,031	$7,630	$41,400
Net cash used in investing activities	$(9,586)	$(14,967)	$(6,452)
Net cash used in financing activities	$(53,977)	$(6,959)	$(44,284)

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

Financing Activities

The primary use of cash for financing activities is the payment of dividends. We have paid regular quarterly cash dividends since the second quarter of 2003. During 2018, we paid to shareholders regular quarterly cash dividends totaling $57.2 million, as follows:

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(amounts in thousands, except per share data)
Cash dividend per common share	$0.19125	$0.19250	$0.19375	$0.19500
Total cash dividends paid	$14,149	$14,249	$14,350	$14,453
Record date	February 16, 2018	May 25, 2018	August 24, 2018	November 23, 2018
Payment date	March 23, 2018	June 29, 2018	September 28, 2018	December 28, 2018

Additionally, on February 5, 2019, our Board of Directors declared a regular quarterly cash dividend of $0.19625 per common share, which will be paid on March 22, 2019 to shareholders of record as of the close of business on February 15, 2019.

The dividends paid to shareholders during the year ended December 31, 2018 were funded through cash generated from operations. Our Board of Directors reviews our dividend policy on a quarterly basis and as part of such review considers our results of operations, financial condition and terms of our credit facility. Although there can be no assurance that we will continue to pay dividends or the amount of the dividends, we expect to continue to pay a regular quarterly cash dividend. Partially offsetting the cash used to pay dividends are the proceeds received from the exercise of stock options by employees and directors. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

The primary source of cash from financing activities is the net borrowings under our bank line of credit. We borrow for general corporate purposes as needed throughout the year. The outstanding short-term borrowings balance as of December 31, 2018 relates to cash flow requirements due to the timing of cash receipts and cash payments.

We did not repurchase any of our Common Stock during 2018, but we remain authorized to repurchase 1.7 million shares of our Common Stock pursuant to previous Board of Directors’ authorization.

Contractual Obligations

Our future contractual obligations and commitments at December 31, 2018 consist of the following:

	Payments Due by Period
Year Ended December 31, 2018	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Operating lease obligations	$9,130	$3,203	$3,896	$1,354	$677

Line of Credit

As of December 31, 2018, we had a $475 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a floating rate, based on our leverage ratio, and starting at LIBOR plus 115 basis points (or if LIBOR becomes unavailable, the higher of the Overnight Bank Funding Rate, plus 50 basis points and the Prime Rate). At December 31, 2018, there were $30.0 million in borrowings under the line of credit.

The line of credit requires us to satisfy two financial covenants. The covenants and respective status at December 31, 2018 were as follows:

Covenant Description and Requirement	As of December 31, 2018
Funded debt[1] to EBITDA[2] ratio: less than 3.50 to 1.00	0.59
EBITDA[2] to Interest Expense ratio: not less than 3.0 to 1.00	38.20

1All indebtedness for borrowed money including, but not limited to, capitalized lease obligations, reimbursement obligations in respect of letters of credit and guarantees of any such indebtedness.
2Net income plus interest expense, income tax expense, depreciation, amortization, stock compensation expense and extraordinary non-recurring losses/gains.

As shown in the table above, we were in compliance with our financial covenants at December 31, 2018 and we expect to continue to remain in compliance with such financial covenants. The line of credit expires on December 21, 2023.

At December 31, 2018, we also had outstanding $65.9 million in irrevocable standby letters of credit, which relate to payment obligations under our insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was further reduced by $65.9 million at December 31, 2018. On January 2, 2019, we amended our letters of credit and decreased the outstanding amount to $62.7 million. The amended letters of credit expire on January 2, 2020.

Accounts and Notes Receivable

Decisions to grant or to extend credit to customers are made on a case-by-case basis and based on a number of qualitative and quantitative factors related to the particular client as well as the general risks associated with operating within the healthcare industry.

Fluctuations in net accounts and notes receivable are attributable to a variety of factors including, but not limited to, the timing of cash receipts from customers, the Company’s assessment of collectability and corresponding provision for bad debt expense and the inception, transition, modification or termination of client relationships.

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

In order to provide for collections issues and the general risk associated with the granting of credit terms, we recorded a bad debt provision (in an Allowance for Doubtful Accounts) of $51.4 million, $6.3 million and $4.6 million in the years ended December 31, 2018, 2017 and 2016, respectively. As a percentage of total revenues, these provisions represented approximately 2.6% for the year ended December 31, 2018, and 0.3% for the years ended December 31, 2017 and 2016.

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

Capital Expenditures

Our level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping and food service equipment purchases, laundry and linen equipment installations, computer hardware and software, and furniture and fixtures. Our capital expenditures totaled $4.9 million in 2018. Although we have no specific material commitments for capital expenditures through the end of calendar year 2019, we estimate that for that period we will have capital expenditures of approximately $5.0 million to $7.0 million. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would seek to obtain necessary capital from such sources as long-term debt or equity financing.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

At December 31, 2018, we had investments in municipal bonds of $76.4 million. Our municipal bonds are categorized as marketable securities and are subject to interest rate risk, as changes in interest rates affect the fair values of those instruments. Investments in both fixed rate and floating rate investments carry a degree of interest rate risk. The value of fixed rate securities may be adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if there is a decline in the fair value of our investments. We make investments in instruments that meet our credit quality standards, as specified in our investment policy guidelines.

Item 8.   Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Healthcare Services Group, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Healthcare Services Group, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 18, 2019 expressed an unqualified opinion.
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
March 18, 2019

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

1Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company;

2Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

3Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Company’s management used the criteria set forth in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”).

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, for the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting as of December 31, 2018 is effective as a whole.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm has audited, and reported on, the Company’s internal control over financial reporting as of December 31, 2018.

/s/ Theodore Wahl	/s/ John C. Shea
Theodore Wahl	John C. Shea
Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Financial and Accounting Officer)
March 18, 2019	March 18, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Healthcare Services Group, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Healthcare Services Group, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated March 18, 2019 expressed an unqualified opinion on those financial statements.
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

/s/ GRANT THORNTON LLP

New York, New York
March 18, 2019

Healthcare Services Group, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of December 31,
	2018	2017
ASSETS:
Current assets:
Cash and cash equivalents	$26,025	$9,557
Marketable securities, at fair value	76,362	73,221
Accounts and notes receivable, less allowance for doubtful accounts of $47,209 and $11,985 as of December 31, 2018 and 2017, respectively	341,838	378,720
Inventories and supplies	41,443	42,393
Prepaid expenses and other assets	22,468	23,515
Total current assets	508,136	527,406
Property and equipment, net	12,900	13,509
Goodwill	51,084	51,084
Other intangible assets, less accumulated amortization of $17,216 and $12,853 as of December 31, 2018 and 2017, respectively	26,518	30,881
Notes receivable – long–term portion, less allowance for doubtful accounts of $10,000 and $0 as of December 31, 2018 and 2017, respectively	43,043	15,476
Deferred compensation funding, at fair value	29,113	28,885
Deferred income taxes	20,552	7,498
Other noncurrent assets	1,257	1,264
Total assets	$692,603	$676,003

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$61,467	$74,463
Accrued payroll, accrued and withheld payroll taxes	35,198	32,139
Other accrued expenses	8,890	4,561
Borrowings under line of credit	30,000	35,382
Income taxes payable	7,140	15,378
Accrued insurance claims	20,696	22,245
Total current liabilities	163,391	184,168
Accrued insurance claims — long-term portion	58,904	62,454
Deferred compensation liability	29,528	29,429
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common Stock, $.01 par value; 100,000 shares authorized; 75,344 and 74,960 shares issued, and 73,877 and 73,436 shares outstanding as of December 31, 2018 and 2017, respectively	753	750
Additional paid-in capital	259,440	244,363
Retained earnings	190,092	163,860
Accumulated other comprehensive income, net of taxes	158	837
Common Stock in treasury, at cost, 1,467 shares and 1,524 shares as of December 31, 2018 and 2017, respectively	(9,663)	(9,858)
Total stockholders’ equity	440,780	399,952
Total liabilities and stockholders’ equity	$692,603	$676,003
See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenues	$2,008,821	$1,866,131	$1,562,662
Operating costs and expenses:
Costs of services provided	1,771,981	1,612,510	1,339,492
Selling, general and administrative	136,603	126,732	105,417
Other (expense) income:
Investment and interest	(327)	6,076	2,634
Income before income taxes	99,910	132,965	120,387
Income taxes	16,386	44,739	42,991
Net income	$83,524	$88,226	$77,396

Per share data:
Basic earnings per common share	$1.13	$1.20	$1.06
Diluted earnings per common share	$1.12	$1.19	$1.05

Weighted average number of common shares outstanding:
Basic	74,002	73,355	72,754
Diluted	74,612	74,348	73,474

Comprehensive income:
Net income	$83,524	$88,226	$77,396
Other comprehensive income:
Unrealized (loss) gain on available-for-sale marketable securities, net of taxes	(679)	1,156	(862)
Total comprehensive income	$82,845	$89,382	$76,534

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$83,524	$88,226	$77,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,272	8,886	7,496
Bad debt provision	51,387	6,250	4,629
Deferred income tax (benefit) expense	(13,013)	1,887	3,001
Stock-based compensation expense[1]	5,900	5,985	4,252
Tax benefit from equity compensation plans[1]	—	—	(2,981)
Amortization of premium on marketable securities	1,373	1,296	1,723
Unrealized loss (gain) on deferred compensation fund investments	1,429	(4,509)	(1,460)
Changes in operating assets and liabilities:
Accounts and notes receivable	(44,363)	(121,639)	(65,610)
Inventories and supplies	950	(1,873)	(1,492)
Prepaid expenses and other assets	1,054	(9,545)	(2,470)
Deferred compensation funding	(1,536)	(257)	2,732
Accounts payable and other accrued expenses	(9,144)	11,197	(4,251)
Accrued payroll, accrued and withheld payroll taxes	6,085	11,927	6,307
Accrued insurance claims	(5,099)	(2,954)	5,404
Deferred compensation liability	450	5,061	(731)
Income taxes payable[1]	(8,238)	7,692	7,455
Net cash provided by operating activities	80,031	7,630	41,400
Cash flows from investing activities:
Disposals of fixed assets	640	338	275
Additions to property and equipment	(4,940)	(5,397)	(5,442)
Purchases of marketable securities	(14,297)	(33,861)	(29,449)
Sales of marketable securities	9,011	28,537	28,164
Cash paid for acquisitions	—	(4,584)	—
Net cash used in investing activities	(9,586)	(14,967)	(6,452)
Cash flows from financing activities:
Dividends paid	(57,201)	(55,244)	(53,342)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	89	95	109
Tax benefit from equity compensation plans[1]	—	—	2,981
Proceeds from the exercise of stock options	8,517	12,808	5,968
Net (repayments) proceeds from short-term borrowings	(5,382)	35,382	—
Net cash used in financing activities	(53,977)	(6,959)	(44,284)
Net change in cash and cash equivalents	16,468	(14,296)	(9,336)
Cash and cash equivalents at beginning of the period	9,557	23,853	33,189
Cash and cash equivalents at end of the period	$26,025	$9,557	$23,853
Supplementary cash flow information:
Cash paid for interest	$3,094	$1,363	$574
Cash paid for income taxes, net of refunds	$37,680	$35,367	$32,532
Contingent shares settled pursuant to acquisition	$2,291	$—	$—
1 The Company adopted the provisions of ASU 2016-09 prospectively, and as such the amounts reflected for the year ended December 31, 2016 have not been adjusted.

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), net of Taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2015	73,793	$738	$199,294	$543	$106,886	$(11,005)	$296,456
Comprehensive income:
Net income for the period					77,396		77,396
Unrealized loss on available-for-sale marketable securities, net of taxes				(862)			(862)
Comprehensive income for the period							$76,534
Exercise of stock options and other stock-based compensation, net of shares tendered for payment	301	3	5,965				5,968
Tax benefit from equity compensation plans			2,773				2,773
Share-based compensation expense — stock options and restricted stock			3,743				3,743
Treasury shares issued for Deferred Compensation Plan funding and redemptions			103			431	534
Shares issued pursuant to Employee Stock Plan			1,696			371	2,067
Dividends paid					(53,342)		(53,342)
Shares issued pursuant to Dividend Reinvestment Plan			91			18	109
Shares issued pursuant to previous settlement	113	1	3,999				4,000
Other	(3)						—
Balance, December 31, 2016	74,204	742	217,664	(319)	130,940	(10,185)	338,842
Comprehensive income:
Net income for the period					88,226		88,226
Unrealized gain on available-for-sale marketable securities, net of taxes				1,156			1,156
Comprehensive income for the period							$89,382
Exercise of stock options and other stock-based compensation, net of shares tendered for payment	697	7	12,801				12,808
Share-based compensation expense — stock options, restricted stock and restricted stock units			4,945				4,945
Treasury shares issued for Deferred Compensation Plan funding and redemptions			181			(25)	156
Shares issued pursuant to Employee Stock Plan			1,752			339	2,091
Dividends paid and accrued					(55,306)		(55,306)
Shares issued pursuant to Dividend Reinvestment Plan			82			13	95
Shares issued pursuant to acquisition	59	1	6,938				6,939
Balance, December 31, 2017	74,960	750	244,363	837	163,860	(9,858)	399,952
Comprehensive income:
Net income for the period					83,524		83,524
Unrealized loss on available-for-sale marketable securities, net of taxes				(679)			(679)
Comprehensive income for the period							$82,845
Exercise of stock options and other stock-based compensation, net of shares tendered for payment	380	3	8,514				8,517
Share-based compensation expense — stock options, restricted stock and restricted stock units			5,580				5,580
Treasury shares issued for Deferred Compensation Plan funding and redemptions			519			(165)	354
Shares issued pursuant to Employee Stock Plan			2,475			346	2,821
Dividends paid and accrued					(57,361)		(57,361)
Shares issued pursuant to Dividend Reinvestment Plan			75			14	89
Contingent shares settled pursuant to acquisition			(2,291)				(2,291)
Other	4		205		69		274
Balance, December 31, 2018	75,344	$753	$259,440	$158	$190,092	$(9,663)	$440,780

See accompanying notes.

Healthcare Services Group, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2018, 2017 and 2016

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

The Company provides services primarily pursuant to full service agreements with its clients. In such agreements, the Company is responsible for the day-to-day management of employees located at the clients’ facilities. The Company also provides services on the basis of management-only agreements for a limited number of clients. The agreements with clients typically provide for a renewable one year service term, cancelable by either party upon 30 to 90 days’ notice after an initial period of 60 to 120 days.

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

While unobservable inputs reflect the Company's market assumptions. Preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:

Level 1 – Quoted prices for identical instruments in active markets;
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable; and
Level 3 – Significant inputs to the valuation model are unobservable

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

The Company has certain notes receivable that either do not bear interest or bear interest at a below-market rate. Therefore, such notes receivable of $2.9 million and $6.9 million at December 31, 2018 and 2017, respectively, have been discounted to their present value and are reported at values of $2.9 million and $6.8 million at December 31, 2018 and 2017, respectively. See Note 6—Fair Value Measurements for the fair value hierarchy table and for details on the measurement of fair value for assets and liabilities.

Cash and Cash Equivalents

Cash and cash equivalents are held in U.S. financial institutions or in custodial accounts with U.S. financial institutions. Cash equivalents are defined as short-term, highly liquid investments with a maturity of three months or less at time of purchase that are readily convertible into cash and have insignificant interest rate risk.

Investments in Marketable Securities

Marketable securities are defined as fixed income investments which are highly liquid and can be readily purchased or sold through established markets. As of December 31, 2018 and 2017, the Company had marketable securities of $76.4 million and $73.2 million, respectively, which were comprised primarily of tax-exempt municipal bonds. These investments are accounted for as available-for-sale securities and are reported at fair value on the balance sheet. For the years ended December 31, 2018 and 2017, $0.8 million of unrealized losses and $1.1 million of unrealized gains related to these investments were recorded in other comprehensive income, respectively. Unrealized gains and losses are recorded net of income taxes.

These assets are available for future needs under the Company’s self-insurance programs and are held by the Company's wholly-owned captive subsidiary as required by state insurance regulations. The Company’s investment policy is intended to manage the assets to achieve the goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to investment guidelines. The investment policy limits investment to certain types of instruments issued by institutions primarily with investment grade credit ratings and places restrictions on concentration by type and issuer.

The Company periodically reviews the investments in marketable securities for other than temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of December 31, 2018, management believes that the recorded value of the Company’s investments in marketable securities was recoverable in all material respects. See Note 6—Fair Value Measurements for other than temporary impairment considerations.

Inventories and Supplies

Inventories and supplies include housekeeping, linen and laundry supplies, as well as food provisions and supplies. Non-linen inventories and supplies are stated at cost to approximate a first-in, first-out (FIFO) basis. Linen supplies are amortized on a straight-line basis over their estimated useful life of 24 months.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Additions, renewals and improvements are capitalized, while maintenance and repair costs are expensed when incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in income. Depreciation is recorded using the straight-line method over the following estimated useful lives: Housekeeping and Dietary equipment — 5 to 7 years; computer hardware and software — 3 to 7 years; and other, consisting of furniture and fixtures, leasehold improvements and vehicles — 5 to 10 years. Depreciation expense on property and equipment for the years ended December 31, 2018, 2017 and 2016 was $4.9 million, $5.0 million and $4.8 million, respectively.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current period. The Company accrues for probable tax obligations as required by facts and circumstances in various regulatory environments. In addition, deferred tax assets and liabilities are recognized for expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. When appropriate, valuation allowances are recorded to reduce deferred tax assets to amounts for which realization is more likely than not. Deferred tax assets and liabilities are more fully described in Note 13— Income Taxes.

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

Advertising Costs

Advertising costs are expensed when incurred. Advertising costs were not material for the years ended December 31, 2018, 2017 and 2016.

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

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets are amortized on a straight-line basis over their respective lives. Goodwill represents the excess of cost over the fair value of net assets of acquired businesses. Management reviews the carrying value of goodwill at least annually during the fourth quarter of each year to assess for impairment, or more often if events or circumstances indicate that the carrying value may exceed its estimated fair value. No impairment loss was recognized on the Company’s intangible assets or goodwill for the years ended December 31, 2018, 2017 or 2016.

In 2018, the Company adopted the FASB issued Accounting Standards Update 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 no longer requires the Company to perform a hypothetical purchase price allocation to measure impairment, eliminating step 2 of the goodwill impairment test. Instead, impairment is measured using the difference of the carrying amount to the fair value of goodwill on a reporting unit basis.

Additionally in 2018, the Company adopted the FASB issued Accounting Standards Update 2018-15, Intangibles - Goodwill and Other - Internal-Use Software ("ASU 2018-15). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The results of applying ASU 2018-15 were insignificant and did not have a material impact on the Company's consolidated financial statements. The capitalized implementation costs incurred from adopting ASU 2018-15 are recorded in the prepaid expenses and other assets caption in the Consolidated Balance Sheets.

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains or losses on the subsequent reissuance of shares are credited or charged to additional paid-in capital.

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentation, including the presentation of tax benefit from equity compensation plans in the Consolidated Statements of Cash Flows. The tax benefit from equity compensation plans is now reflected as a component of the change in income taxes payable, as opposed to an offset to stock-based compensation expense. There was no impact to the Company's net cash provided by operating activities as a result of the immaterial correction.

Concentrations of Credit Risk

The financial instruments that are subject to concentrations of credit risk are cash and cash equivalents, marketable securities, deferred compensation funding and accounts and notes receivable. The Company’s marketable securities are fixed income investments which are highly liquid and can be readily purchased or sold through established markets. At December 31, 2018 and 2017, substantially all of the Company’s cash and cash equivalents and marketable securities were held in one large financial institution located in the United States.

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

Significant Clients

For the years ended December 31, 2018 and 2017, the Company had several clients who individually contributed over 3% of the Company's consolidated revenues, including Genesis Healthcare, Inc. ("Genesis") which accounted for $386.7 million or 19.3% and $327.5 million or 17.5%, respectively. Although the Company expects to continue its relationships with these clients, there can be no assurance thereof. The loss, individually or in the aggregate, of such clients, or a significant reduction in the revenues the Company receives from such clients, could have a material adverse effect on the Company’s results of operations. In addition, if any of these clients change or alter current payments terms, it could increase the Company’s accounts receivables balance and have a material adverse effect on the Company’s cash flows.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases ("ASC 842"). ASC 842 requires lessees to recognize assets and liabilities on their balance sheet related to the rights and obligations created by most leases, while continuing to recognize expenses on their income statements over the lease term. It will also require disclosures designed to give financial statement users information regarding the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. This guidance may be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements with certain practical expedients available. Alternatively, this guidance may also be applied at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

ASC 842 provides several optional practical expedients in transition including the ‘package of practical expedients,’ which permits the Company to not reassess under the new standard the Company's prior conclusions about lease identification, lease classification and initial direct costs. ASC 842 also provides the Company the option to, as an accounting policy, not capitalize lease obligations for leases with lease terms of less than 12 months.

The Company adopted ASC 842 as of January 1, 2019 using a modified retrospective transition approach which resulted in the capitalization of the Company's existing operating leases as of January 1, 2019 which consisted of office space, vehicles and equipment. The Company elected to adopt ASC 842 using the package of practical expedients mentioned above and elected to not capitalize leases with lease terms of less than 12 months. The lease liability and corresponding right-of-use asset recognized upon adoption of ASU 842 was $11.4 million. The Company does not expect ASC 842 to have a material impact to the Consolidated Statements of Operations however will require additional disclosures pertaining to the Company's lease commitments. The Company did not recognize a cumulative-effect adjustment to the opening balance of retained earnings.

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments ("ASC 326"). The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently assessing the impact of adopting this standard on the Company’s financial statements and related disclosures.

Note 2—Revenue

The Company disaggregates its consolidated revenues by reportable segment, as management evaluates the nature, amount, timing and uncertainty of the Company’s revenues by segment. Refer to Note 15—Segment Information herein as well as the information below regarding the Company’s reportable segments.

Housekeeping

Housekeeping accounted for $973.8 million, $979.6 million and $957.1 million, of the Company’s consolidated revenues for the years ended December 31, 2018, 2017 and 2016, respectively. The services provided under this segment include managing clients’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the clients’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the clients’ facilities. Upon beginning service with a client facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with client requests. Such management personnel also oversee the execution of various cost and quality-control procedures including continuous training and employee evaluation, and on-site testing for infection control.

Dietary

Dietary services represented $1,035.0 million, $886.5 million and $605.5 million, of the Company’s consolidated revenues for the years ended December 31, 2018, 2017 and 2016, respectively. Dietary services consist of managing clients’ dietary departments which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support provided by a District Manager specializing in dietary services. The Company also offers clinical consulting services to facilities which if contracted is a service bundled within the monthly service provided to clients. Upon beginning service with a client facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate dietitian services with other facility support functions in accordance with client requests. Such management personnel also oversee the execution of various cost- and quality-control procedures including continuous training and employee evaluation.

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

The Company performs services and provides goods in accordance with contracts with its customers. Such contracts typically provide for a renewable one year service term, cancelable by either party upon 30 to 90 days' notice, after an initial period of 60 to 120 days. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account under ASC 606. The Company’s Housekeeping and Dietary contracts relate to the provision of bundles of goods, services or both, which represent a series of distinct goods and services and that are substantially the same and that have the same pattern of transfer to the customer. Accordingly, the Company accounts for the series as a single performance obligation satisfied over time, as the customer simultaneously receives and consumes the benefits of the goods and services provided. Revenue is recognized using the output method, which is based upon the delivery of goods and services to the clients’ facilities. In limited cases, the Company provides goods, services or both, before the execution of a written contract. In these cases, the Company defers the recognition of revenue until a contract is executed. The amount of such deferred revenue was $0.2 million as of December 31, 2018. There were no such deferred revenues as of December 31, 2017

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods or services to its customers. The transaction price does not include taxes assessed or collected. The Company’s contracts detail the fees that the Company charges for the goods and services it provides. For certain contracts which contain a variable component to the transaction price, the Company is required to make estimates of the amount of consideration to which the Company will be entitled, based on variability in resident and patient populations serviced, product usage or quantities consumed. The Company recognizes revenue related to such estimates only when management determines that there will not be a significant reversal in the amount of revenue recognized. The Company’s contracts generally do not contain significant financing components, as the contracts contain payment terms that are less than one year.

The Company allocates the transaction price to each performance obligation, noting that the bundle of goods, services or goods and services provided under each Housekeeping and Dietary contract represents a single performance obligation that is satisfied over time. The Company recognizes the related revenue when it satisfies the performance obligation by transferring a bundle of promised goods, services or both to a customer. Such recognition is on a monthly or weekly basis, as goods are provided and services are performed. The time between completion of the performance obligation and collection of cash is consistent with the customers' payment terms and typically not more than 30-60 days. In certain contractual arrangements, the Company requires customers to pay in advance for goods and services to be provided. As of December 31, 2018, the value of the associated contract liabilities for such collections in advance was $4.6 million. As of December 31, 2017, the Company did not have any such contract liabilities.

Remaining Performance Obligations

The Company recognizes revenue as it satisfies the performance obligations associated with contracts with customers, which due to the nature of the goods and services provided by the Company, are satisfied over time. Contracts may contain transaction prices that are fixed, variable or both. The significant majority of the Company’s contracts with customers have an initial term of one year or less, with a renewable one year service term, cancelable by either party upon 30 to 90 days’ notice after an initial period of 60 to 120 days. For the purpose of disclosing future revenues under its remaining performance obligations, the Company elected to apply practical expedients available under the guidance in ASC 606 to exclude from the calculation future revenues expected for the performance of services under contracts with variable consideration that are for a term of one year or less. Although only a small portion of the Company’s contracts have an original expected duration that exceeds one year, the Company has historically had, and expects to continue to have, favorable client retention rates. As of December 31, 2018, the revenue expected to be recognized from remaining performance obligations under the Company’s existing contracts with a term greater than one year is $186.2 million for 2019, $186.2 million for 2020, $186.2 million for 2021, $186.2 million for 2022, $186.2 million for 2023, and $31.0 million thereafter

Note 3—Changes in Accumulated Other Comprehensive Income by Component

For the years ended December 31, 2018, 2017 and 2016, the Company’s other comprehensive income related to the unrealized gains and losses from the Company’s available-for-sale marketable securities.

The following table provides a summary of changes in accumulated other comprehensive income, net of taxes:

	Unrealized Gains and (Losses) on Available-for Sale-Securities [1]
	2018	2017	2016
	(in thousands)
Accumulated other comprehensive income (loss) — beginning balance	$837	$(319)	$543
Other comprehensive (loss) income before reclassifications	(844)	1,149	(1,005)
Losses reclassified from other comprehensive income [2]	165	7	143
Net current period other comprehensive (loss) income [3]	(679)	1,156	(862)
Accumulated other comprehensive income (loss) — ending balance	$158	$837	$(319)

1All amounts are net of tax.
2Realized losses were recorded pre-tax under “Other income, net - Investment and interest” in our Consolidated Statements of Comprehensive Income. For the years ended December 31, 2018, 2017 and 2016 the Company recorded $0.2 million, less than $0.1 million and $0.2 million of realized losses from the sale of available-for-sale securities, respectively. Refer to Note 6—Fair Value Measurements herein for further information.
3For the years ended December 31, 2018 and 2016, the changes in other comprehensive income were net of a tax benefit of $0.1 million and $0.5 million, respectively. For the year ended December 31, 2017 the changes in other comprehensive income were net of a tax expense of $0.3 million.

	Amounts Reclassified from Accumulated Other Comprehensive Income
	2018	2017	2016
For the Year Ended December 31,	(in thousands)
Losses from the sale of available-for-sale securities	$197	$11	$222
Tax benefit	(32)	(4)	(79)
Net loss reclassified from accumulated other comprehensive income	$165	$7	$143

Note 4—Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method and is recorded over the estimated useful life of each class of depreciable asset. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

The following table sets forth the amounts of property and equipment by each class of depreciable asset as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
	(in thousands)
Housekeeping and Dietary equipment	$22,596	$22,349
Computer hardware and software	12,114	12,665
Other [1]	920	990
Total property and equipment, at cost	35,630	36,004
Less accumulated depreciation	22,730	22,495
Total property and equipment, net	$12,900	$13,509

1Includes furniture and fixtures, leasehold improvements and autos and trucks.

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $4.9 million, $5.0 million and $4.8 million, respectively.

Note 5—Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses. Goodwill is not amortized, but is evaluated for impairment on an annual basis, or more frequently if impairment indicators arise. To date, the Company has not recognized an impairment of its goodwill.

Goodwill by reportable operating segment, as described in Note 15—Segment Information, was approximately $42.4 million and $8.7 million for Housekeeping and Dietary, respectively, as of December 31, 2018 and 2017.

Intangible Assets

The Company’s intangible assets consist of customer relationships which were obtained through acquisitions and are recorded at their fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful lives. The customer relationships have a weighted-average amortization period of 9.9 years.

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the next five years and thereafter:

Period/Year	Total Amortization Expense
(in thousands)
2019	$4,165
2020	$4,165
2021	$4,165
2022	$4,165
2023	$3,168
Thereafter	$6,690

Amortization expense for the years ended December 31, 2018, 2017 and 2016 was $4.4 million, $3.9 million and $2.7 million, respectively.

Note 6—Fair Value Measurements

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

The Company’s marketable securities consist of tax-exempt municipal bonds, which are classified as available-for-sale and are reported at fair value. Unrealized gains and losses associated with these investments are included in other comprehensive income (net of tax) within the Consolidated Statements of Comprehensive Income. The fair value of these marketable securities is classified within Level 2 of the fair value hierarchy, as these securities are measured using quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable. Such valuations are determined by a third-party pricing service. For the years ended December 31, 2018, 2017 and 2016, the Company recorded unrealized losses of $0.7 million, unrealized gains of $1.2 million and unrealized losses of $0.9 million on marketable securities, respectively.

For the years ended December 31, 2018, 2017 and 2016, the Company received total proceeds, less the amount of interest received, of $9.0 million, $28.5 million and $28.1 million, respectively, from sales of available-for-sale municipal bonds. These sales resulted in realized losses of $0.2 million, less than $0.1 million and $0.2 million for the years ended December 31, 2018, 2017, and 2016 respectively. Such losses were recorded in “Other income-Investment and interest” in the Consolidated Statements of Comprehensive Income. The basis for the sale of these securities was the specific identification of each bond sold during the period.

The investments under the funded deferred compensation plan are accounted for as trading securities and unrealized gains or losses are included in earnings. The fair value of these investments are determined based on quoted market prices (Level 1).

The following tables provide fair value measurement information for the Company’s marketable securities and deferred compensation fund investment assets as of December 31, 2018 and 2017:

	As of December 31, 2018
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$76,362	$76,362	$—	$76,362	$—
Deferred compensation fund
Money Market [1]	2,529	2,529	—	2,529	—
Balanced and Lifestyle	8,265	8,265	8,265	—	—
Large Cap Growth	8,195	8,195	8,195	—	—
Small Cap Growth	3,217	3,217	3,217	—	—
Fixed Income	3,432	3,432	3,432	—	—
International	1,485	1,485	1,485	—	—
Mid Cap Growth	1,990	1,990	1,990	—	—
Deferred compensation fund	$29,113	$29,113	$26,584	$2,529	$—

	As of December 31, 2017
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$73,221	$73,221	$—	$73,221	$—
Deferred compensation fund
Money Market [1]	$2,720	$2,720	$—	$2,720	$—
Balanced and Lifestyle	8,523	8,523	8,523	—	—
Large Cap Growth	7,802	7,802	7,802	—	—
Small Cap Value	3,442	3,442	3,442	—	—
Fixed Income	3,050	3,050	3,050	—	—
International	1,531	1,531	1,531	—	—
Mid Cap Growth	1,817	1,817	1,817	—	—
Deferred compensation fund	$28,885	$28,885	$26,165	$2,720	$—

1The fair value of the money market fund is based on the net asset value (“NAV”) of the shares held by the plan at the end of the period. The money market fund includes short-term United States dollar denominated money-market instruments and the NAV is determined by the custodian of the fund. The money market fund can be redeemed at its NAV at the measurement date, as there are no significant restrictions on the ability to sell this investment.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-Than-Temporary Impairments
	(in thousands)
December 31, 2018
Marketable securities
Municipal bonds — available-for-sale	$76,162	$633	$(433)	$76,362	$—
Total debt securities	$76,162	$633	$(433)	$76,362	$—
December 31, 2017
Marketable securities
Municipal bonds — available-for-sale	$72,249	$1,169	$(197)	$73,221	$—
Total debt securities	$72,249	$1,169	$(197)	$73,221	$—
December 31, 2016
Marketable securities
Municipal bonds — available-for-sale	$68,220	$178	$(668)	$67,730	$—
Total debt securities	$68,220	$178	$(668)	$67,730	$—

The following table summarizes the contractual maturities of debt securities held at December 31, 2018 and 2017, which are classified as marketable securities in the Consolidated Balance Sheets:

	Municipal Bonds — Available-for-Sale
	December 31,
	2018	2017
	(in thousands)
Contractual maturity:
Maturing in one year or less	$1,645	$916
Maturing in second year through fifth year	24,649	15,948
Maturing in sixth year through tenth year	14,769	22,851
Maturing after ten years	35,299	33,506
Total debt securities	$76,362	$73,221

Note 7— Accounts and Notes Receivable

The Company’s accounts and notes receivable balances consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
	(in thousands)
Short-term
Accounts and notes receivable	$389,047	$390,705
Allowance for doubtful accounts	(47,209)	(11,985)
Total net short-term accounts and notes receivable	341,838	378,720
Long-term
Notes receivable	53,043	15,476
Allowance for doubtful accounts	(10,000)	—
Total net long-term notes receivable	43,043	15,476
Total net accounts and notes receivable	$384,881	$394,196

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

The Company’s net current accounts and notes receivable balance decreased from December 31, 2017. Fluctuations in net accounts and notes receivable are generally attributable to a variety of factors including, but not limited to, the timing of cash receipts from customers and the inception, transition, modification or termination of client relationships. However, the Company offset its accounts and notes receivable with an increased allowance for doubtful accounts in 2018 related to multiple corporate restructurings of privately-held, multi-facility operators that occurred during 2018 that resulted in increased expense compared to our historical experience. In addition, the Company converted approximately $24.8 million of accounts receivable to long-term notes receivable. Additionally, in 2018 the Company finalized an agreement for a long-term promissory note receivable related to the previously mentioned corporate restructurings. The promissory note receivable was $10.0 million, net of reserve which has been classified as a long-term notes receivable on the Company's balance sheet for the year ended December 31, 2018.

The Company deploys significant resources and has invested in tools and processes to optimize management’s credit and collections efforts. When appropriate, the Company utilizes interest-bearing promissory notes as an alternative to accounts receivable to enhance the collectability of amounts due, by instituting a definitive repayment plan and providing a means by which to further evidence the amounts owed. As of December 31, 2018 and 2017, the Company had $63.3 million and $36.6 million, net of reserves, respectively, of such promissory notes outstanding. In addition, the Company may assist clients who are adjusting to changes in their cash flows by amending the Company’s agreements from full-service to management-only arrangements, or by modifying contractual payment terms to accommodate clients who have in good faith established clearly-defined plans for addressing cash flow issues. These efforts are intended to minimize the Company’s collections risk while maintaining relationships with the clients.

Note 8 — Allowance for Doubtful Accounts

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

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Bad debt provision	$51,387	$6,250	$4,629

The increase to the bad debt provision for 2018 related to multiple corporate restructurings of privately-held, multi-facility operators that occurred during 2018 that resulted in increased expense compared to the Company's historical experience.
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

Impaired Notes Receivable

The Company evaluates its notes receivable for impairment quarterly and on an individual client basis. Notes receivable are generally evaluated for impairment when the respective clients are in bankruptcy, are subject to collections activity or are slow payers that are experiencing financial difficulties. In the event that the evaluation results in a determination that a note receivable is impaired, it is valued at the present value of expected future cash flows or at the market value of related collateral. The increase in impaired notes receivable and the related reserve during the year ended December 31, 2018 related to the corporate restructuring of a privately held, multi-state operator that occurred during 2018. A result of the corporate restructuring was a long-term promissory note receivable of $10.0 million, net of reserve. Summary schedules of impaired notes receivable, and the related reserve, for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Impaired Notes Receivable
Year Ended December 31,	Balance Beginning of Year	Additions	Deductions	Balance End of Year	Average Outstanding Balance
	(in thousands)
2018	$6,854	$23,382	$4,532	$25,704	$15,448
2017	$5,685	$1,169	$—	$6,854	$6,270
2016	$6,471	$—	$786	$5,685	$6,078

	Reserve for Impaired Notes Receivable
Year Ended December 31,	Balance Beginning of Year	Additions	Deductions	Balance End of Year
	(in thousands)
2018	$2,884	$12,526	$1,938	$13,472
2017	$2,419	$465	$—	$2,884
2016	$2,139	$280	$—	$2,419

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

Note 9 — Lease Commitments

The Company leases office facilities, equipment and vehicles under operating leases expiring on various dates through 2025. Certain office leases contain renewal options. The following is a schedule by calendar year of future minimum lease payments under operating leases that have remaining terms as of December 31, 2018:

Period/Year	Operating Leases
(in thousands)
2019	$3,203
2020	2,799
2021	1,097
2022	677
2023	677
Thereafter	677
Total minimum lease payments	$9,130

Total expense for all operating leases for the years ended December 31, 2018, 2017 and 2016 was as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Operating lease expense	$4,039	$3,833	$2,615

Note 10— Share-Based Compensation

A summary of stock-based compensation expense and related tax benefits for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Stock options	$2,989	$3,740	$3,193
Restricted stock units and restricted stock	2,591	1,205	550
Employee Stock Purchase Plan	320	1,040	509
Total pre-tax stock-based compensation expense charged against income [1]	$5,900	$5,985	$4,252

Total recognized tax benefit related to stock-based compensation	$1,480	$5,709	$2,773

1Stock-based compensation expense is recorded in the selling, general and administrative caption in the Consolidated Statements of Comprehensive Income.

As of December 31, 2018 and 2017, the unrecognized compensation cost related to unvested stock options and awards was $14.0 million and $11.4 million, respectively. The weighted average period over which these awards will vest was approximately 2.5 years as of December 31, 2018 and 2.7 years as of December 31, 2017.

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

As of December 31, 2018, 2.9 million shares of Common Stock were reserved for issuance under the Plan, including 0.5 million shares available for future grant. No stock award will have a term in excess of ten years. All awards granted under the Plan become vested and exercisable ratably over a five year period on each yearly anniversary of the grant date.

The Nominating, Compensation and Stock Option Committee of the Board of Directors is responsible for determining the individuals who will be granted stock awards, the number of stock awards each individual will receive and the terms of the grants in accordance with the Plan.

Stock Options

A summary of stock options outstanding under the Plan as of December 31, 2018 and changes during 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price
	(in thousands)
December 31, 2017	2,374	$29.22
Granted	169	$52.06
Exercised	(351)	$25.12
Forfeited	(65)	$35.50
Expired	(6)	$27.10
December 31, 2018	2,121	$31.53

The weighted average grant-date fair value of stock options granted during the years ended 2018, 2017 and 2016 were $10.48, $8.52 and $7.46 per common share, respectively. The total intrinsic value of options exercised during the years ended 2018, 2017 and 2016 were $7.8 million, $19.5 million and $4.9 million, respectively. The total fair value of options vested during the years ended 2018, 2017 and 2016 were $3.7 million, $3.2 million and $2.8 million, respectively.

For the years ended December 31, 2018 and 2017 the tax benefit realized from stock options exercised were $1.0 million and $5.3 million, respectively.

The fair value of the stock option awards granted during 2018, 2017 and 2016 were estimated on the dates of grant using the Black-Scholes option valuation model and the following assumptions:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.1%	2.0%	2.0%
Weighted average expected life	5.8 years	5.8 years	5.8 years
Expected volatility	21.5%	25.1%	26.0%
Dividend yield	1.5%	1.9%	2.0%

The following table summarizes other information about the stock options at December 31, 2018:

December 31, 2018
(amounts in thousands, except per share data)
Outstanding:
Aggregate intrinsic value	$20,351
Weighted average remaining contractual life	5.9 years
Exercisable:
Number of options	1,051
Weighted average exercise price	$25.20
Aggregate intrinsic value	$15,750
Weighted average remaining contractual life	4.5 years

Restricted Stock Units and Restricted Stock

The fair value of outstanding restricted stock units and restricted stock was determined based on the market price of the shares on the date of grant. For both the years ended December 31, 2018 and 2017, the Company granted 0.1 million restricted stock units with a weighted average grant date fair value of $52.06 and $40.16 per unit, respectively. There were no restricted stock units granted during 2016.

For the years ended December 31, 2018 and 2017, the Company did not grant restricted stock. For the year ended December 31, 2016 the Company granted less than 0.1 million shares of restricted stock, with a weighted average grant date fair value of $34.14 per share.

A summary of the outstanding restricted stock units and restricted stock as of December 31, 2018 and changes during 2018 is as follows:

	Restricted Stock Units and Restricted Stock
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2017	145	$37.07
Granted	139	$52.06
Vested	(36)	$35.79
Forfeited	(7)	$52.06
December 31, 2018	241	$45.47

The weighted average remaining vesting period for the unvested restricted stock units and restricted stock is 3.3 years.

The weighted average grant-date fair values and total fair values of restricted stock units and restricted stock vested during 2018, 2017 and 2016 are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share data)
Weighted average grant-date fair value of restricted stock units and restricted stock granted	$52.06	$40.16	$34.14
Total fair value of restricted stock units and restricted stock vested	$1,822	$690	$311

Fair value is determined based on the market price of the shares on the date of grant. The weighted average remaining vesting period for the unvested restricted stock is 3.3 years.

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

Under the ESPP, the Company is authorized to issue up to 4.1 million shares of Common Stock to its employees. Pursuant to such authorization, there are 2.2 million shares available for future grant at December 31, 2018. Under the terms of the ESPP, participants may contribute through payroll deductions up to $21,250 (85% of IRS limitation) of their compensation toward the purchase of the Company’s Common Stock. No employee may purchase Common Stock which exceeds $25,000 in fair market value (determined on the option date) for each calendar year. The option price per share is equal to the lower of 85% of the fair market price on the first day of the offering period, or 85% of the fair market price on the last day of the offering period.

The following table summarizes information about the Company’s ESPP annual offerings for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share data)
Common shares purchased	53	54	53
Per common share purchase price	$34.15	$33.29	$29.64

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

Under the SERP, the Company is authorized to issue up to 1.0 million shares of Common Stock to its employees. Pursuant to such authorization, there are 0.4 million shares available for future grant at December 31, 2018. At the time of issuance, such shares were accounted for at cost as treasury stock. At December 31, 2018, approximately 0.3 million of such shares are vested and remain in the respective active participants’ accounts with the trustee.

The following table summarizes information about the SERP for the plan years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
SERP expense [1]	$547	$503	$511
Treasury shares issued to fund SERP expense [2]	14	9	13
SERP trust account balance at December 31 [3]	$39,766	$42,467	$34,599
Unrealized gain (loss) recorded in SERP liability account	$(1,469)	$4,534	$1,495
1Both the SERP match and the deferrals are included in the selling, general and administrative caption in the Consolidated Statements of Comprehensive Income.
2Shares related to the SERP match for each year are funded at the beginning of the subsequent year.
3SERP trust account investments are recorded at their fair value which is based on quoted market prices. Differences between such amounts in the table above and the deferred compensation funding asset reported on the Consolidated Balance Sheets represent the value of Company Common Stock held in the Plan participants’ trust accounts and reported by the Company as treasury stock in the Consolidated Balance Sheets.

Note 11— Other Employee Benefit Plans

Retirement Savings Plan

Since October 1, 1999, the Company has had a retirement savings plan for eligible employees (the “RSP”) under Section 401(k) of the Internal Revenue Code. The RSP allows eligible employees to contribute up to 15% of their eligible compensation on a pre-tax basis. There is no match by the Company.

Note 12— Dividends

The Company has paid regular quarterly cash dividends since the second quarter of 2003. During 2018, the Company paid regular quarterly cash dividends totaling $57.2 million as detailed below:

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands, except per share amounts)
Cash dividends paid per common share	$0.19125	$0.19250	$0.19375	$0.19500
Total cash dividends paid	$14,149	$14,249	$14,350	$14,453
Record date	February 16, 2018	May 25, 2018	August 24, 2018	November 23, 2018
Payment date	March 23, 2018	June 29, 2018	September 28, 2018	December 28, 2018

Additionally, on February 5, 2019, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.19625 per common share, which will be paid on March 22, 2019 to shareholders of record as of the close of business on February 15, 2019.

Cash dividends declared on the Company’s outstanding weighted average number of basic common shares for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
	2018	2017	2016
Cash dividends declared per common share	$0.77750	$0.75750	$0.73750

Note 13— Income Taxes

The following table summarizes the provision for income taxes:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Current:
Federal	$23,407	$35,673	$33,032
State	5,992	7,179	6,958
	29,399	42,852	39,990
Deferred:
Federal	(9,526)	2,924	2,163
State	(3,487)	(1,037)	838
	(13,013)	1,887	3,001
Tax provision	$16,386	$44,739	$42,991

Deferred income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax basis of assets and liabilities.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law, enacting significant changes to corporate tax rates, as well as business-related exclusions, deductions and credits. The primary impact to the Company was the decrease in the U.S. federal corporate income tax rate from 35% to 21%. Accordingly, during the fourth quarter 2017, the Company recognized the effects of the changes in the tax law and rates on its deferred tax balances. The net result of the remeasurement was an approximately $4.5 million decrease to the Company’s net deferred tax assets balance and a corresponding increase to the Company’s provision for income taxes for the year ended December 31, 2017.

Significant components of the Company’s federal and state deferred tax asset and liability balances are as follows:

	Year Ended December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$14,599	$3,109
Deferred compensation	7,350	6,601
Accrued insurance claims	3,715	3,665
Non-deductible reserves	336	567
Amortization of intangibles	24	162
Other	1,730	662
	27,754	14,766
Deferred tax liabilities:
Expensing of housekeeping supplies	(4,375)	(4,678)
Depreciation of property and equipment	(1,913)	(1,745)
Other	(914)	(845)
	(7,202)	(7,268)

Net deferred tax assets	$20,552	$7,498

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

The table below provides a reconciliation between the tax expense computed by applying the statutory federal income tax rate to income before income taxes and the provision for income taxes:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Income tax expense computed at statutory rate	$20,981	$46,538	$42,136
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	1,936	3,661	5,064
Federal jobs credits	(5,006)	(4,193)	(4,550)
Tax exempt interest	(384)	(568)	(457)
Stock-based compensation	(1,179)	(4,632)	653
United States Tax Reform - remeasurement of deferred taxes	—	3,719	—
Other, net	38	214	145
Income tax expense	$16,386	$44,739	$42,991

The Company performs an evaluation each period of its tax positions taken and expected to be taken in tax returns. The evaluation is performed on positions relating to tax years that remain subject to examination by major tax jurisdictions, the earliest of which is the tax year ended December 31, 2013. Based on the evaluation, the Company concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Therefore, the table reporting on the change in the liability for unrecognized tax benefits during the years ended December 31, 2018 and 2017 is omitted as there is no activity to report in such account for the years ended December 31, 2018 or 2017.

Note 14—Related Party Transactions

For the year ended December 31, 2018, the Company did not have any related party transactions. For the years ended December 31, 2017 and 2016, a director was a member of a law firm which was retained by the Company. The fees paid by the Company to such firm did not exceed $120,000 in any period. Additionally, such fees did not exceed, in any period, 5% of such firm’s revenues or the Company’s revenues.

Note 15—Segment Information

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

All revenues and net income are earned in the United States.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Revenues[1]
Housekeeping services	$973,826	$979,610	$957,148
Dietary services	1,034,995	886,521	605,514
Corporate and eliminations	$—	$—	$—
Consolidated	$2,008,821	$1,866,131	$1,562,662

Income before income taxes
Housekeeping services[2]	$108,305	$95,505	$90,756
Dietary services	60,562	46,008	34,641
Corporate and eliminations[3]	(68,957)	(8,548)	(5,010)
Consolidated	$99,910	$132,965	$120,387

Depreciation and amortization
Housekeeping services	$6,315	$6,547	$6,535
Dietary services	2,433	1,813	439
Corporate and eliminations	524	526	522
Consolidated	$9,272	$8,886	$7,496

Total assets
Housekeeping services	$291,117	$304,303	$266,464
Dietary services	235,183	242,874	127,187
Corporate and eliminations[4]	166,303	128,826	134,795
Consolidated	$692,603	$676,003	$528,446

Capital expenditures
Housekeeping services	$3,996	$4,287	$4,612
Dietary services	690	663	410
Corporate and eliminations	254	447	420
Consolidated	$4,940	$5,397	$5,442

1For the years ended December 31, 2018 and 2017, both the Housekeeping and Dietary segments earned revenue from several significant customers, including Genesis. For the years ended December 31, 2018 and 2017, Genesis accounted for $386.7 million or 19.3% and $327.5 million or 17.5% of the Company's consolidated revenues, respectively.
2Includes the impact of the revenues earned and expenses incurred from the Voluntary Benefits Program of the Company's wholly-owned captive insurance subsidiary.
3Represents primarily corporate office cost and related overhead, recording of certain inventories and supplies and workers compensation costs at the reportable segment level which use accounting methods that differ from those used at the corporate level, as well as consolidated subsidiaries’ operating expenses that are not allocated to the reportable segments, net of investment and interest income.
4Primarily consists of cash and cash equivalents, marketable securities, deferred income taxes and other current and noncurrent assets.

Note 16— Earnings Per Common Share

Basic and diluted earnings per common share are computed by dividing net income by the weighted-average number of basic and diluted common shares outstanding, respectively. The weighted-average number of diluted common shares includes the impact of dilutive securities, including outstanding stock options and unvested restricted stock and restricted stock units. The table below reconciles the weighted-average basic and diluted common shares outstanding for 2018, 2017 and 2016:

	Year Ended December 31, 2018
	2018	2017	2016
	(in thousands)
Weighted average number of common shares outstanding - basic	74,002	73,355	72,754
Effect of dilutive securities [1]	610	993	720
Weighted average number of common shares outstanding - diluted	74,612	74,348	73,474

1Certain outstanding equity awards are anti-dilutive and were therefore excluded from the calculation of the weighted average number of diluted common shares outstanding. For the year ended December 31, 2018, 2017 and 2016, options to purchase 0.6 million, less than 0.1 million shares and 0.5 million shares were excluded from the calculation of weighted average number of diluted common shares outstanding, respectively. The per share exercise prices of such awards were $42.84, $39.38 and $34.14, respectively.

Note 17—Contractual Obligations and Other Contingencies

Line of Credit

As of December 31, 2018, the Company had a $475 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a floating rate, based on the Company's leverage ratio, and starting at LIBOR plus 115 basis points (or if LIBOR becomes unavailable, the higher of the Overnight Bank Funding Rate, plus 50 basis points and the Prime Rate). At December 31, 2018, there were $30.0 million in borrowings under the line of credit. The line of credit requires the Company to satisfy two financial covenants, with which the Company is in compliance as of December 31, 2018 and expects to remain in compliance. The line of credit expires on December 21, 2023.

At December 31, 2018, the Company also had outstanding $65.9 million in irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was further reduced by $65.9 million at December 31, 2018. On January 2, 2019, the letters of credit were amended and decreased the outstanding amounts to $62.7 million. The letters of credit expire on January 2, 2020.

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

Note 18—Accrued Insurance Claims

The Company currently has a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance, which comprise approximately 31.6% of the Company’s liabilities at December 31, 2018. Under the Company’s insurance plans for general liability and workers’ compensation, predetermined loss limits are arranged with the Company’s insurance company to limit both per occurrence cash outlay and annual insurance plan cost. The Company’s accounting for this plan utilizes current valuations from a third party actuary, which include assumptions based on data such as historical claims, pay-out experience, demographic factors, industry trends, severity factors, and other actuarial calculations. In the event that the Company’s claims experience and/or industry trends result in an unfavorable change in the assumptions or outcomes, it would have an adverse effect on the Company’s results of operations and financial condition.

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

Note 19—Subsequent Events

The Company evaluated all subsequent events through the date of this Annual Report on Form 10-K. There were no events or transactions occurring during this subsequent reporting period which require recognition or additional disclosure in these financial statements.

Note 20—Selected Quarterly Financial Data (Unaudited)

The following tables summarize the unaudited quarterly financial data for the last two fiscal years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
2018
Revenues	$501,810	$503,732	$506,871	$496,408
Operating costs and expenses	$503,681	$471,736	$475,916	$457,251
(Loss) income before income taxes	$(1,395)	$33,316	$32,982	$35,007
Net income	$72	$25,814	$26,086	$31,552
Basic earnings per common share	$0.00	$0.35	$0.35	$0.43
Diluted earnings per common share	$0.00	$0.35	$0.35	$0.42
Cash dividends declared per common share	$0.19250	$0.19375	$0.19500	$0.19625
2017
Revenues	$404,490	$470,876	$491,355	$499,410
Operating costs and expenses	$373,780	$439,313	$459,864	$466,285
Income before income taxes	$32,279	$33,078	$32,930	$34,678
Net income	$22,017	$22,551	$23,472	$20,186
Basic earnings per common share	$0.30	$0.31	$0.32	$0.27
Diluted earnings per common share	$0.30	$0.30	$0.31	$0.27
Cash dividends declared per common share	$0.18750	$0.18875	$0.19000	$0.19125

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Securities Exchange Act Rules 13a-15 and 15a-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management’s assessment of the design and effectiveness of the Company’s internal controls over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Grant Thornton, LLP, the Company’s independent registered public accounting firm, also audited the Company’s internal control over financial reporting. Management’s report and the independent registered public accounting firm’s audit report are included in this Annual Report on Form 10-K within Part II, Item 8 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”.

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

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The information regarding directors and executive officers is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to its shareholders in connection with its 2019 Annual Meeting of Shareholders and to be filed within 120 days of the close of the year ended December 31, 2018.

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

Item 11.   Executive Compensation.

The information regarding executive compensation is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to shareholders in connection with its 2019 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2018.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to shareholders in connection with its 2019 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ending December 31, 2018.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information regarding certain relationships and related transactions, and director independence is incorporated herein by reference to the Company’s definitive proxy statement mailed to shareholders in connection with its 2019 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2018.

Item 14.   Principal Accountant Fees and Services.

The information regarding principal accountant fees and services is incorporated herein by reference to the Company’s definitive proxy statement mailed to shareholders in connection with its 2019 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2018.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a) The following financial statements, schedules and exhibits are filed as part of this report:

1Index to Consolidated Financial Statements — The Financial Statements required by this item are listed on the Index to Financial Statements in Part II, Item 8 of this report.
2Index to Financial Statement Schedules —
aSchedule II—Valuation and Qualifying Accounts and Reserves; and
bOther financial statement schedules are not included because they are not required or the information is otherwise shown in the financial statements or notes thereto.
3Index to Exhibits —
a. The exhibits listed below are filed as part of, or are incorporated by reference into, this report.

(b) See Item 15(a)(3) above.

(c)  See Item 15(a)(2) above.

Item 16.   Form 10-K Summary.

None.

Healthcare Services Group, Inc.
Schedule II — Valuation and Qualifying Accounts and Reserves

		Additions
Description	Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Ending Balance
(in thousands)
2018
Allowance for Doubtful Accounts	$11,985	$51,387	$—	$6,163	$57,209
2017
Allowance for Doubtful Accounts	$6,911	$6,250	$—	$1,176	$11,985
2016
Allowance for Doubtful Accounts	$4,608	$4,629	$—	$2,326	$6,911

Exhibit Index
The following Exhibits are filed as part of this Report (references are to Reg. S-K Exhibit Numbers):

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of the Registrant as of May 30, 2000	10-K	0-12015	3/21/2001	3.2	—
3.2	Amendment to the Amended and Restated Articles of Incorporation of the Registrant as of May 22, 2007	8-K	0-12015	5/24/2007	3.1	—
3.3	Second Amended and Restated Bylaws of the Registrant as of February 17, 2015	10-K	0-12015	2/19/2015	3.3	—
4.1 (P)	Specimen Certificate of the Common Stock, $.01 par value, of the Registrant	S-18	2-87625-W	—	4.1	—
4.2†	Healthcare Services Group, Inc. Employee Stock Purchase Plan	S-8	333-92835	12/15/1999	4(a)	—
4.3†	Healthcare Services Group, Inc. Amendment No. 3 to Employee Stock Purchase Plan	10-Q	0-12015	10/28/2016	4.1	—
4.5†	Healthcare Services Group, Inc. Amended and Restated Deferred Compensation Plan	10-Q	0-12015	10/22/2012	10.1	—
10.1†	Second Amended and Restated 2012 Equity Incentive Plan	10-Q	0-12015	7/27/2012	10.1	—
10.2	$475,000,000 Revolving Credit Facility, dated as of December 21, 2018	8-K	0-12015	12/31/2018	10.1	—
10.3	Healthcare Services Group, Inc. Dividend Reinvestment Plan	S-3D	333-108182	8/22/2003	99.0	—
21	Subsidiaries of Healthcare Services Group, Inc.	—	—	—	—	X
23	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	—	—	—	—	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	—	—	—	—	X
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	—	—	—	—	X
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	—	—	—	—	X
101	The following financial information from the Company's Form 10-K for the fiscal year ended December 31, 2018 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders' Equity, and (v) Notes to Consolidated Financial Statements	—	—	—	—	X

†	Indicates a management plan or compensatory plan or arrangement.
(P)	Prior to digital copy

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 18, 2019	HEALTHCARE SERVICES GROUP, INC.
(Registrant)

	By:	/s/ Theodore Wahl
Theodore Wahl
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Theodore Wahl	Director and President & Chief Executive Officer	March 18, 2019
Theodore Wahl	(Principal Executive Officer)

/s/ John C. Shea	Chief Financial Officer	March 18, 2019
John C. Shea	(Principal Financial and Accounting Officer)

/s/ Jude Visconto	Chairman of the Board	March 18, 2019
Jude Visconto

/s/ Michael E. McBryan	Director and Executive Vice President & Chief Revenue Officer	March 18, 2019
Michael E. McBryan

/s/ John M. Briggs	Director	March 18, 2019
John M. Briggs

/s/ Robert L. Frome	Director	March 18, 2019
Robert L. Frome

/s/ Diane S. Casey	Director	March 18, 2019
Diane S. Casey

/s/ Robert J. Moss	Director	March 18, 2019
Robert J. Moss

/s/ Dino D. Ottaviano	Director	March 18, 2019
Dino D. Ottaviano

/s/ John J. McFadden	Director	March 18, 2019
John J. McFadden

/s/ Daniela Castagnino	Director	March 18, 2019
Daniela Castagnino