Form 10-Q
period 2019-03-31
HEALTHCARE SERVICES GROUP INC
filed 2019-05-03
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
(215) 639-4274

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☑    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES  ☑    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $.01 par value: 74,074,000 shares outstanding as of May 1, 2019.

Healthcare Services Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2019

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report and documents incorporated by reference into it may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the healthcare industry, primarily providers of long-term care; having a significant portion of our consolidated revenues contributed by one customer during the three months ended March 31, 2019; credit and collection risks associated with the healthcare industry; risks associated with the ongoing Securities and Exchange Commission investigation into our earnings per share calculation practices and related litigation; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the healthcare industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor-related matters such as minimum wage increases; the Company's expectations with respect to selling, general, and administrative expense; continued realization of tax benefits arising from our corporate reorganization and self-funded health insurance program; risks associated with the reorganization of our corporate structure; realization of our expectations regarding the impact of the Tax Cuts and Jobs Act on our tax rates and financial results; and the risk factors described in Part I of our Form 10-K for the fiscal year ended December 31, 2018 under “Government Regulation of Clients,” “Competition” and “Service Agreements and Collections,” under Item IA. “Risk Factors” in such Form 10-K and under Item IA. "Risk Factors" in this Form 10-Q.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Healthcare Services Group, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS:
Current assets:
Cash and cash equivalents	$28,362	$26,025
Marketable securities, at fair value	78,508	76,362
Accounts and notes receivable, less allowance for doubtful accounts of $58,630 and $47,209 as of March 31, 2019 and December 31, 2018, respectively	353,106	341,838
Inventories and supplies	40,982	41,443
Prepaid expenses and other assets	24,048	22,468
Total current assets	525,006	508,136
Property and equipment, net	30,077	12,900
Goodwill	51,084	51,084
Other intangible assets, less accumulated amortization of $18,257 and $17,216 as of March 31, 2019 and December 31, 2018, respectively	25,477	26,518
Notes receivable – long–term portion, less allowance for doubtful accounts of $10,000 as of March 31, 2019 and December 31, 2018	39,291	43,043
Deferred compensation funding, at fair value	31,812	29,113
Deferred income taxes	20,177	20,552
Other noncurrent assets	—	1,257
Total assets	$722,924	$692,603

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$60,254	$61,467
Accrued payroll, accrued and withheld payroll taxes	51,359	35,198
Other accrued expenses	10,740	8,890
Borrowings under line of credit	30,000	30,000
Income taxes payable	1,410	7,140
Accrued insurance claims	21,719	20,696
Total current liabilities	175,482	163,391
Accrued insurance claims — long-term portion	60,680	58,904
Deferred compensation liability	31,909	29,528
Lease liability - long-term portion	12,304	—
Commitments and contingencies (Note 15)

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value; 100,000 shares authorized; 75,465 and 75,344 shares issued, and 74,058 and 73,877 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	755	753
Additional paid-in capital	264,936	259,440
Retained earnings	184,592	190,092
Accumulated other comprehensive income, net of taxes	1,574	158
Common stock in treasury, at cost, 1,407 and 1,467 shares as of March 31, 2019 and December 31, 2018, respectively	(9,308)	(9,663)
Total stockholders’ equity	442,549	440,780
Total liabilities and stockholders’ equity	$722,924	$692,603
See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues	$476,111	$500,562
Operating costs and expenses:
Costs of services provided	427,265	469,252
Selling, general and administrative expense	41,101	33,777
Other income (expense):
Investment and other income, net	5,203	1,796
Interest expense	(1,056)	(724)

Income (loss) before income taxes	11,892	(1,395)

Income tax provision (benefit)	2,736	(1,467)
Net income	$9,156	$72

Per share data:
Basic earnings per common share	$0.12	$0.00
Diluted earnings per common share	$0.12	$0.00

Weighted average number of common shares outstanding:
Basic	74,301	73,913
Diluted	74,719	74,725

Comprehensive income:
Net income	$9,156	$72
Other comprehensive income:
Unrealized gain (loss) on available-for-sale marketable securities, net of taxes	1,416	(1,138)
Total comprehensive income (loss)	$10,572	$(1,066)

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$9,156	$72
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,489	2,410
Bad debt provision	18,470	37,137
Stock-based compensation expense	1,838	1,569
Amortization of premium on marketable securities	382	339
Unrealized gain on deferred compensation fund investments	(3,445)	(300)
Changes in operating assets and liabilities:
Accounts and notes receivable	(25,986)	(16,769)
Inventories and supplies	300	119
Prepaid expenses and other assets	(323)	(3,483)
Deferred compensation funding	744	(259)
Accounts payable and other accrued expenses	(5,322)	(5,478)
Accrued payroll, accrued and withheld payroll taxes	18,465	18,546
Income taxes payable	(5,730)	(14,439)
Accrued insurance claims	2,622	3,443
Deferred compensation liability	2,917	1,024
Net cash provided by operating activities	17,577	23,931
Cash flows from investing activities:
Disposals of fixed assets	64	63
Additions to property and equipment	(1,336)	(1,335)
Purchases of marketable securities	(4,277)	(5,397)
Sales of marketable securities	3,539	2,467
Net cash used in investing activities	(2,010)	(4,202)
Cash flows from financing activities:
Dividends paid	(14,588)	(14,149)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	24	24
Proceeds from the exercise of stock options	1,913	5,005
Net repayments from short-term borrowings	—	(9,382)
Payments of statutory withholding on net issuance of restricted stock units	(579)	(295)
Net cash used in financing activities	(13,230)	(18,797)
Net change in cash and cash equivalents	2,337	932
Cash and cash equivalents at beginning of the period	26,025	9,557
Cash and cash equivalents at end of the period	$28,362	$10,489

See accompanying notes.

Healthcare Services Group, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	For the three months ended March 31, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	75,344	$753	$259,440	$158	$190,092	$(9,663)	$440,780
Comprehensive income:
Net income for the period	—	—	—	—	9,156	—	9,156
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	1,416	—	—	1,416
Comprehensive income for the period	—	—	—	—	—	—	$10,572
Exercise of stock options and other stock-based compensation, net of shares tendered for payment	115	2	1,911	—	—	—	1,913
Payment of statutory withholding on issuance of restricted stock and restricted stock units	—	—	(579)	—	—	—	(579)
Share-based compensation expense — stock options, restricted stock and restricted stock units	—	—	1,656	—	—	—	1,656
Treasury shares issued for Deferred Compensation Plan funding and redemptions	—	—	535	—	—	1	536
Shares issued pursuant to Employee Stock Plan	—	—	1,781	—	—	349	2,130
Dividends paid and accrued	—	—	—	—	(14,656)	—	(14,656)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	18	—	—	5	23
Other	6	—	174	—	—	—	174
Balance, March 31, 2019	75,465	$755	$264,936	$1,574	$184,592	$(9,308)	$442,549

	For the three months ended March 31, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2017	74,960	$750	$244,363	$837	$163,860	$(9,858)	$399,952
Comprehensive income:
Net income for the period	—	—	—	—	72	—	72
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(1,138)	—	—	(1,138)
Comprehensive loss for the period							$(1,066)
Exercise of stock options and other stock-based compensation, net of shares tendered for payment	205	2	5,003	—	—	—	5,005
Payment of statutory withholding on issuance of restricted stock and restricted stock units	—	—	(295)	—	—	—	(295)
Share-based compensation expense — stock options, restricted stock and restricted stock units	—	—	1,408	—	—	—	1,408
Treasury shares issued for Deferred Compensation Plan funding and redemptions	—	—	514	—	—	(34)	480
Shares issued pursuant to Employee Stock Plan	—	—	2,474	—	—	346	2,820
Dividends paid and accrued	—	—	—	—	(14,189)	—	(14,189)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	20	—	—	4	24
Other	4	—	205	—	—	—	205
Balance, March 31, 2018	75,169	$752	$253,692	$(301)	$149,743	$(9,542)	$394,344

See accompanying notes.

Healthcare Services Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1—Description of Business and Significant Accounting Policies

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

The Company provides services primarily pursuant to full service agreements with its clients. In such agreements, the Company is responsible for the day-to-day management of employees located at the clients’ facilities. The Company also provides services on the basis of management-only agreements for a limited number of clients. The agreements with clients typically provide for renewable one year service terms, cancellable by either party upon 30 to 90 days’ notice after an initial period of 60 to 120 days.

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

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows. However, in the Company’s opinion, all adjustments which are of a normal recurring nature and are necessary for a fair presentation have been reflected in these consolidated financial statements. The balance sheet shown in this report as of December 31, 2018 has been derived from, and does not include all of, the disclosures contained in the financial statements for the year ended December 31, 2018. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for any future period.

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

Accounts and Notes Receivable

Accounts and notes receivable consist of Housekeeping and Dietary segment receivables from contracts with customers. Accounts receivable initially are recorded at the transaction amount, and are recorded after the Company has an unconditional right to payment where only the passage of time is required before payment is received. Each reporting period, the Company evaluates the collectability of outstanding receivable balances and records an allowance for doubtful accounts representing an estimate of probable losses. Additions to the allowance for doubtful accounts are made by recording a charge to bad debt expense reported in costs of services provided.

Notes receivable are initially recorded when accounts receivable are transferred into a promissory note. Notes receivable are recorded as an alternative to accounts receivable to memorialize an unqualified promise to pay a specific sum, typically with interest, in accordance with a defined payment schedule.

Refer to Note 3—Accounts and Notes Receivable herein for further information.

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

The guidance under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification subtopic 606 Revenue from Contracts with Customers ("ASC 606") became effective and was adopted by the Company as of January 1, 2018 by applying the modified retrospective method for contracts that were not completed as of January 1, 2018. The standard requires the Company to recognize revenue as the promised goods and services within the terms of the Company’s contracts are performed and satisfied. The amount of revenue recognized by the Company is based on the consideration to which the Company expects to be entitled in exchange for providing the contracted goods and services. The adoption of this standard did not have a material impact on the Company's accounting for revenue earned relating to the Housekeeping and Dietary segments. The Company also did not recognize an opening adjustment to retained earnings as a result of the adoption of the standard. Refer to Note 2—Revenue herein for further information.

Leases

The guidance under FASB Accounting Standards Codification subtopic ASC 842 Leases (“ASC 842”) became effective and was adopted by the Company as of January 1, 2019, by applying a modified retrospective transition approach which resulted in the capitalization of the Company's existing operating leases as of January 1, 2019. As such, the Company records assets and liabilities on the balance sheet to recognize the rights and obligations arising from leasing arrangements with contractual terms greater than twelve (12) months, as permitted by U.S. GAAP. A leasing arrangement includes any contract which entitles the Company to the right of use of an identified tangible asset where there are no restrictions as to the direct of use of the asset, and the Company obtains substantially all of the economic benefits from the right of use. As of March 31, 2019 and December 31, 2018, the Company was only the lessee of operating lease arrangements.

The Company did not recognize an opening adjustment to retained earnings as a result of the adoption of ASC 842, and prior period amounts continue to be reported in accordance with previous guidance.

Refer to Note 7—Leases herein for further information.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, income tax expense or benefits are recognized for the amount of taxes payable or refundable for the current period. The Company accrues for probable tax obligations as required, based on facts and circumstances in various regulatory environments. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. When appropriate, valuation allowances are recorded to reduce deferred tax assets to amounts for which realization is more likely than not.

Uncertain income tax positions taken or expected to be taken in tax returns are reflected within the Company’s financial statements based on a recognition and measurement process.

Earnings per Common Share

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed using the weighted-average number of common shares outstanding and dilutive common shares, such as those issuable upon exercise of stock options and upon the vesting of restricted stock and restricted stock units.

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

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets are amortized on a straight-line basis over their respective lives. Goodwill represents the excess of cost over the fair value of net assets of acquired businesses. Management reviews the carrying value of goodwill annually during the fourth quarter to assess for impairment, or more often if events or circumstances indicate that the carrying value may exceed its estimated fair value. No impairment loss was recognized on the Company’s intangible assets or goodwill during the three months ended March 31, 2019.

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentation. The Company has modified its presentation of interest expense, which is now presented separately in the Consolidated Statements of Comprehensive Income.

Correction of Immaterial Errors

In the first quarter of 2019, the Company updated its presentation of the tax benefit from equity compensation plans in the Consolidated Statements of Cash Flows. The tax benefit from equity compensation plans is now reflected as a component of the change in income taxes payable, as opposed to an offset to stock-based compensation expense. There was no impact to the Company's net cash provided by operating activities as a result of the correction in the Consolidated Statement of Cash Flows. Additionally, the Company updated its presentation of the income and costs associated with the Company's wholly-owned captive insurance company. Historically, such income and costs were reflected in the Company's revenues and costs of services provided within the Housekeeping segment. Such income and costs are now presented in "Investment and other income, net" in the Consolidated Statements of Comprehensive Income and for segment reporting purposes, those amounts are reflected in Corporate and eliminations. Prior period information has been revised to reflect the changes, which resulted in a $1.2 million and $0.7 million reduction of revenue and costs of services, respectively, in the first quarter 2018 Consolidated Statement of Comprehensive Income, with a corresponding increase of $0.5 million to Investment and other income, net. There was no impact to the Company's net income as a result of the historical errors or the corrections.

Concentrations of Credit Risk

The Company's financial instruments that are subject to credit risk are cash and cash equivalents, marketable securities, deferred compensation funding and accounts and notes receivable. At March 31, 2019 and December 31, 2018, substantially all of the Company’s cash and cash equivalents and marketable securities were held in one large financial institution located in the United States. The Company’s marketable securities are fixed income investments which are highly liquid and can be readily purchased or sold through established markets.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments ("ASC 326"). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently assessing the impact of adopting this standard on the Company’s financial statements and related disclosures.

Note 2—Revenue

The Company presents its consolidated revenues disaggregated by reportable segment, as Management evaluates the nature, amount, timing and uncertainty of the Company’s revenues by segment. Refer to Note 13—Segment Information herein as well as the information below regarding the Company’s reportable segments.

Housekeeping

Housekeeping accounted for $233.1 million and $245.2 million of the Company’s consolidated revenues for the three months ended March 31, 2019 and 2018, respectively, which represented approximately 49.0% of the Company's revenues in each period. The services provided under this segment include managing clients’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the clients’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the clients’ facilities. Upon beginning service with a client facility, the Company typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with client requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation, and on-site testing for infection control.

Dietary

Dietary services accounted for $243.0 million and $255.4 million of the Company’s consolidated revenues for the three months ended March 31, 2019 and 2018, respectively, which represented approximately 51.0% of the Company's revenues in each period. Dietary services consist of managing clients’ dietary departments which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support being provided by a District Manager specializing in dietary services, as well as a registered dietitian. The Company also offers clinical consulting services to facilities which if contracted is a service bundled within the monthly service provided to clients. Upon beginning service with a client facility, the Company typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate dietitian services with other facility support functions in accordance with client requests. Such management personnel also oversee the execution of various cost- and quality-control procedures including continuous training and employee evaluation.

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

The Company performs services and provides goods in accordance with its service agreement contracts with its customers. Such service agreement contracts typically provide for a renewable one year service term, cancellable by either party upon 30 to 90 days' notice, after an initial period of 60 to 120 days. A performance obligation is the unit of account under ASC 606 and is defined as a promise in a contract to transfer a distinct good or service to the customer ASC 606. The Company’s Housekeeping and Dietary contracts relate to the provision of bundles of goods, services or both, which represent a series of distinct goods and services and that are substantially the same and that have the same pattern of transfer to the customer. The Company accounts for the series as a single performance obligation satisfied over time, as the customer simultaneously receives and consumes the benefits of the goods and services provided. Revenue is recognized using the output method, which is based upon the delivery of goods and services to the clients’ facilities. In limited cases, the Company provides goods, services or both, before the execution of a written contract. In these cases, the Company defers the recognition of revenue until a contract is executed. The amount of such deferred revenue was not material as of March 31, 2019 and December 31, 2018. Additionally, all such revenue amounts deferred as of December 31, 2018 were subsequently recognized as revenue during the three months ended March 31, 2019.

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

The Company allocates the transaction price to each performance obligation, noting that the bundle of goods, services or goods and services provided under each Housekeeping and Dietary contract represents a single performance obligation that is satisfied over time. The Company recognizes the related revenue when it satisfies the performance obligation by transferring a bundle of promised goods, services or both to a customer. Such recognition is on a monthly or weekly basis, as goods are provided and services are performed. In some cases, the Company requires customers to pay in advance for goods and services to be provided. As of March 31, 2019 and December 31, 2018, the value of the contract liabilities associated with customer prepayments was not material. Additionally, all such revenue amounts deferred as of December 31, 2018 were subsequently recognized as revenue during the three months ended March 31, 2019.

Transaction Price Allocated to Remaining Performance Obligations

The Company recognizes revenue as it satisfies the performance obligations associated with contracts with customers, which due to the nature of the goods and services provided by the Company, are satisfied over time. Contract's may contain transaction prices that are fixed, variable or both. The significant majority of the Company’s contracts with customers have an initial term of one year or less, with renewable one year service terms, cancellable by either party upon 30 to 90 days' notice after an initial period of 60 to 120 days. For the purpose of disclosing the transaction price allocated to remaining performance obligations, the Company elected to apply practical expedients available under the guidance in ASC 606 to exclude from the calculation future revenues related to contracts with variable consideration that are for a term of one year or less. As of March 31, 2019, the revenue expected to be recognized for the fixed transaction price associated with the remaining performance obligations under the Company’s existing contracts with a term greater than one year is $135.7 million for the remainder of 2019, $181.0 million for 2020, $181.0 million for 2021, $181.0 million for 2022, $181.0 million for 2023 and $30.2 million thereafter.

Note 3—Accounts and Notes Receivable

The Company’s accounts and notes receivable balances consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(in thousands)
Short-term
Accounts and notes receivable	$411,736	$389,047
Allowance for doubtful accounts	(58,630)	(47,209)
Total net short-term accounts and notes receivable	$353,106	$341,838
Long-term
Notes receivable	$49,291	$53,043
Allowance for doubtful accounts	(10,000)	(10,000)
Total net long-term notes receivable	$39,291	$43,043
Total net accounts and notes receivable	$392,397	$384,881

The Company makes credit decisions on a case-by-case basis after reviewing a number of qualitative and quantitative factors related to the specific client as well as current industry variables that may impact that client. There are a variety of factors that impact a client’s ability to pay in accordance with the Company’s service agreements. These factors include, but are not limited to, fluctuating census numbers, litigation costs and the client’s participation in programs funded by federal and state governmental agencies. Deviations in the timing or amounts of reimbursements under those programs can impact the client’s cash flows and their ability to make timely payments. However, the client's obligation to pay the Company in accordance with the service agreements are not contingent upon the client’s cash flows. Notwithstanding the Company’s efforts to minimize its credit risk exposure, the aforementioned factors, as well as other factors that impact client cash flows or ability to make timely payments, could have an indirect, yet material adverse effect on the Company’s results of operations and financial condition.

The Company’s net current accounts and notes receivable balance increased from December 31, 2018. Fluctuations in net accounts and notes receivable are generally attributable to a variety of factors including, but not limited to, the timing of cash receipts from customers and the inception, transition or termination of client relationships. The Company deploys significant resources and has invested in tools and processes to optimize Management’s credit and collections efforts. When appropriate, the Company utilizes interest-bearing promissory notes as an alternative to accounts receivable to enhance the collectability of amounts due, by instituting definitive repayment plans and providing a means by which to further evidence the amounts owed. As of March 31, 2019 and December 31, 2018, the Company had promissory notes outstanding $57.2 million and $63.3 million, respectively, net of reserves. In addition, the Company may assist clients who are adjusting to changes in their cash flows by amending the Company’s agreements from full-service to management-only arrangements, or by modifying contractual payment terms to accommodate clients who have in good faith established clearly-defined plans for addressing cash flow issues. These efforts are intended to minimize the Company’s collections risk while maintaining relationships with the clients.

Note 4—Allowance for Doubtful Accounts

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

The Company has had varying collections experience with respect to its accounts and notes receivable. The Company has sometimes extended the period of payment for certain clients beyond contractual terms. In order to provide for such collection issues and the general risk associated with the granting of credit terms, the Company recorded bad debt provisions (in Allowance for Doubtful Accounts) of $18.5 million and $37.1 million for the three months ended March 31, 2019 and 2018, respectively. The increase in the allowance for the first quarter 2019 over the Company's normal bad debt provision is related primarily to the restructuring of a Northeast based operator. The decrease in the provision for bad debts period-over-period is primarily related to the provision recognized in the first quarter 2018 related to the corporate restructurings of two privately-held, multi-state operators.

In making the credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, Management considers the general collection risk associated with trends in the long-term care industry. The Company establishes credit limits, performs ongoing credit evaluations and monitors accounts to minimize the risk of loss. Despite the Company’s efforts to minimize credit risk exposure, clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If the Company’s clients experience a negative impact on their cash flows, it could have a material adverse effect on the Company’s consolidated results of operations and financial condition.

Note 5—Changes in Accumulated Other Comprehensive Income by Component

Accumulated other comprehensive income consists of unrealized gains and losses from the Company’s available-for-sale marketable securities. The following table provides a summary of the changes in accumulated other comprehensive income for the three months ended March 31, 2019 and 2018:

	Unrealized Gains and Losses on Available-for-Sale Securities[1]
	Three Months Ended March 31,
	2019	2018
	(in thousands)
Accumulated other comprehensive income — beginning balance	$158	$837
Other comprehensive income (loss) before reclassifications	1,419	(1,208)
(Gains) losses reclassified from other comprehensive income[2]	(3)	70
Net current period other comprehensive income (loss)[3]	1,416	(1,138)
Accumulated other comprehensive income (loss) — ending balance	$1,574	$(301)
1.All amounts are net of tax
2.Realized gains and losses were recorded pre-tax under “Investment and other income” in our Consolidated Statements of Comprehensive Income. For the three months ended March 31, 2019, the Company recorded less than $0.1 million of realized gains from the sale of available-for-sale securities. For the three months ended March 31, 2018, the Company recorded $0.1 million of realized losses from the sale of available-for-sale securities. Refer to Note 9—Fair Value Measurements herein for further information.
3.For the three months ended March 31, 2019 and 2018, the changes in other comprehensive income (loss) were net of a tax expense of $0.4 million and a benefit of $0.3 million, respectively.

	Amounts Reclassified from Accumulated Other Comprehensive Income
	2019	2018
	(in thousands)
Three Months Ended March 31,
Gains (losses) from the sale of available-for-sale securities	$4	$(89)
Tax (expense) benefit	(1)	19
Net gain (loss) reclassified from accumulated other comprehensive income (expense)	$3	$(70)

Note 6—Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded over the estimated useful life of each class of depreciable asset, and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

The following table sets forth the amounts of property and equipment by each class of depreciable asset as of March 31, 2019 and December 31, 2018:

	March 31, 2019 [1]	December 31, 2018
	(in thousands)
Housekeeping and Dietary equipment	$23,251	$22,596
Computer hardware and software	12,413	12,114
Operating lease - right-of-use assets	18,137	—
Other [2]	1,370	920
Total property and equipment, at cost	55,171	35,630
Less accumulated depreciation	25,094	22,730
Total property and equipment, net	$30,077	$12,900
1.Upon the adoption of ASC 842 the Company recognized right of use assets pertaining to leases in Property and Equipment, net. Prior period amounts continue to be reported in accordance with previous guidance.
2.Includes furniture and fixtures, leasehold improvements and autos and trucks including auto leases.

Depreciation expense for the three months ended March 31, 2019 and 2018 was $2.4 million and $1.3 million, respectively. Of the depreciation expense recorded for the three months ended March 31, 2019, $1.2 million related to the depreciation of the Company's operating lease - right-of-use assets.

Note 7—Leases

The Company recognizes right-of-use assets (“ROU Assets”) and lease liabilities (“Lease Liabilities”) for automobiles, office buildings, IT equipment, and small storage units for the temporary storage of operational equipment. The Company's leases have remaining lease terms ranging from less than 1 year to 10 years, and have extension options ranging from 1 year to 5 years. Most leases include the option to terminate the lease within 1 year.

Upon adopting ASC 842, the Company made accounting policy elections using practical expedients offered under the guidance to combine lease and non-lease components within leasing arrangements and to recognize the payments associated with short-term leases in earnings on a straight-line basis over the lease term, with the cost associated with variable lease payments recognized when incurred. These accounting policy elections impact the value of the Company’s ROU Assets and Lease Liabilities. The value of the Company’s ROU Assets is determined as the non-depreciated fair value of its leasing arrangements and is recorded to property and equipment, net on the Company's Consolidated Balance Sheet. The value of the Company’s Lease Liabilities is the present value of fixed lease payments not yet paid, discounted using either the rate implicit in the lease contract if that rate can be determined, or the Company’s incremental borrowing rate ("IBR") and is recorded in Other accrued expenses and Lease liabilities - long-term portion on the Company's Consolidated Balance Sheet. Any future lease payments that are not fixed based on the terms of the lease contract, or fluctuate based on a factor other than an index or rate, are considered variable lease payments and are not included in the value of the Company's ROU Assets or Lease Liabilities. The Company's IBR is determined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Components of lease expense as well as supplemental information required by ASC 842 are presented below for the three months ended March 31, 2019.

Three Months Ended March 31, 2019
(in thousands)
Lease cost [1]
Operating lease cost	$1,214
Short-term lease cost	221
Variable lease cost	153
Total lease cost	$1,588

Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,307
Weighted-average remaining lease term — operating leases	6.9 years
Weighted-average discount rate — operating leases	4.7%

1.ASC 842 was adopted as of January 1, 2019. As such, prior period numbers remain unadjusted and in accordance with prior U.S. GAAP. Lease expense for the three months ended March 31, 2018 was $0.9 million.

During the three months ended March 31, 2019, the Company's ROU Assets and Lease Liabilities were both reduced by $0.1 million due to lease cancellations which are accounted for as noncash transactions.

The following is a schedule by calendar year of future minimum lease payments under operating leases that have remaining terms as of March 31, 2019:

Period/Year	Operating Leases
(in thousands)
April 1 to December 31, 2019	$3,822
2020	$4,306
2021	$2,489
2022	$1,447
2023	$1,258
2024	$1,285
Thereafter	$5,514
Total minimum lease payments	$20,121

Note 8—Other Intangible Assets

The Company’s other intangible assets consist of customer relationships which were obtained through acquisitions and are recorded at their fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful lives. The customer relationships have a weighted-average amortization period of approximately 10 years.

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remainder of 2019, the following five fiscal years and thereafter:

Period/Year	Total Amortization Expense
(in thousands)
April 1 to December 31, 2019	$3,124
2020	$4,165
2021	$4,165
2022	$4,165
2023	$3,168
2024	$2,035
Thereafter	$4,655

Amortization expense for the three months ended March 31, 2019 and 2018 was $1.0 million and $1.1 million, respectively.

Note 9—Fair Value Measurements

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

The Company’s marketable securities consist of tax-exempt municipal bonds, which are classified as available-for-sale and are reported at fair value. Unrealized gains and losses associated with these investments are included in other comprehensive income (net of tax) within the Consolidated Statements of Comprehensive Income. The fair value of these marketable securities is classified within Level 2 of the fair value hierarchy, as these securities are measured using quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable. Such valuations are determined by a third-party pricing service. For the three months ended March 31, 2019 and 2018, the Company recorded unrealized gains of $1.4 million and unrealized losses of $1.1 million on marketable securities, respectively.

For the three months ended March 31, 2019 and 2018, the Company received total proceeds, less the amount of interest received, of $3.5 million and $2.4 million, respectively, from sales of available-for-sale municipal bonds. For the three months ended March 31, 2019 and 2018, these sales resulted in realized gains of less than $0.1 million and realized losses of $0.1 million, respectively, which were recorded in “Other income, net – Investment and interest income” in the Consolidated Statements of Comprehensive Income. The basis for the sale of these securities was the specific identification of each bond sold during the period.

The investments under the funded deferred compensation plan are accounted for as trading securities and unrealized gains or losses are included in earnings. The fair value of these investments are determined based on quoted market prices (Level 1). For the three months ended March 31, 2019 and 2018, the Company's recognized unrealized gains related to equity securities still held at the reporting date of $3.4 million and $0.3 million, respectively.

The following tables provide fair value measurement information for the Company’s marketable securities and deferred compensation fund investments as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$78,508	$78,508	$—	$78,508	$—

Deferred compensation fund
Money Market [1]	$1,793	$1,793	$—	$1,793	$—
Balanced and Lifestyle	9,017	9,017	9,017	—	—
Large Cap Growth	9,776	9,776	9,776	—	—
Small Cap Growth	3,608	3,608	3,608	—	—
Fixed Income	3,568	3,568	3,568	—	—
International	1,678	1,678	1,678	—	—
Mid Cap Growth	2,372	2,372	2,372	—	—
Deferred compensation fund	$31,812	$31,812	$30,019	$1,793	$—

	As of December 31, 2018
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$76,362	$76,362	$—	$76,362	$—

Deferred compensation fund
Money Market [1]	$2,529	$2,529	$—	$2,529	$—
Balanced and Lifestyle	8,265	8,265	8,265	—	—
Large Cap Growth	8,195	8,195	8,195	—	—
Small Cap Growth	3,217	3,217	3,217	—	—
Fixed Income	3,432	3,432	3,432	—	—
International	1,485	1,485	1,485	—	—
Mid Cap Growth	1,990	1,990	1,990	—	—
Deferred compensation fund	$29,113	$29,113	$26,584	$2,529	$—
1.The fair value of the money market fund is based on the net asset value (“NAV”) of the shares held by the plan at the end of the period. The money market fund includes short-term United States dollar denominated money market instruments and the NAV is determined by the custodian of the fund. The money market fund can be redeemed at its NAV at the measurement date as there are no significant restrictions on the ability to sell this investment.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-than-temporary Impairments
	(in thousands)
March 31, 2019
Type of security:
Municipal bonds — available-for-sale	$76,516	$2,092	$(100)	$78,508	$—
Total debt securities	$76,516	$2,092	$(100)	$78,508	$—

December 31, 2018
Type of security:
Municipal bonds — available-for-sale	$76,162	$633	$(433)	$76,362	$—
Total debt securities	$76,162	$633	$(433)	$76,362	$—

The following table summarizes the contractual maturities of debt securities held at March 31, 2019 and December 31, 2018, which are classified as marketable securities in the Consolidated Balance Sheets:

	Municipal Bonds — Available-for-Sale
Contractual maturity:	March 31, 2019	December 31, 2018
	(in thousands)
Maturing in one year or less	$957	$1,645
Maturing in second year through fifth year	23,162	24,649
Maturing in sixth year through tenth year	17,008	14,769
Maturing after ten years	37,381	35,299
Total debt securities	$78,508	$76,362

Note 10—Stock-Based Compensation

The components of the Company’s stock-based compensation expense for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Stock options	$664	$771
Restricted stock and restricted stock units	992	637
Employee Stock Purchase Plan	182	161
Total pre-tax stock-based compensation expense charged against income [1]	$1,838	$1,569
1.Stock-based compensation expense is recorded in cost of services and selling, general and administrative expense in the Company’s Consolidated Statements of Comprehensive Income.

At March 31, 2019, the unrecognized compensation cost related to unvested stock options and awards was $21.7 million. The weighted average period over which these awards will vest is approximately 3.2 years.

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

As of March 31, 2019, 3.6 million shares of common stock were reserved for issuance under the Plan, including 0.6 million shares available for future grant. No stock award will have a term in excess of 10 years. All awards granted under the Plan become vested and exercisable ratably over a 5 years period on each yearly anniversary of the grant date.

The Nominating, Compensation and Stock Option Committee of the Board of Directors is responsible for determining the terms of the grants in accordance with the Plan.

Stock Options

A summary of stock options outstanding under the Plan as of December 31, 2018 and changes during the three months ended March 31, 2019 is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price
	(in thousands)
December 31, 2018	2,121	$31.53
Granted	188	$40.49
Exercised	(68)	$27.15
Forfeited	(5)	$36.37
Expired	(2)	$13.68
March 31, 2019	2,234	$32.42

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2019 and 2018 was $8.18 and $10.48 per common share, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2019 and 2018 was $0.9 million and $4.2 million, respectively.

The fair value of stock option awards granted in 2019 and 2018 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.5%	2.1%
Weighted average expected life	5.7 years	5.8 years
Expected volatility	22.6%	21.4%
Dividend yield	1.9%	1.5%

The following table summarizes other information about the stock options at March 31, 2019:

March 31, 2019
(amounts in thousands, except per share data)
Outstanding:
Aggregate intrinsic value	$9,137
Weighted average remaining contractual life	6.0 years
Exercisable:
Number of options	1,364
Weighted average exercise price	$27.84
Aggregate intrinsic value	$8,912
Weighted average remaining contractual life	4.8 years

Restricted Stock Units and Restricted Stock

The fair value of outstanding restricted stock units and restricted stock was determined based on the market price of the shares on the date of grant. During the three months ended March 31, 2019, the Company granted 0.2 million restricted stock units with a weighted average grant date fair value of $40.49 per unit. During the three months ended March 31, 2018, the Company granted 0.1 million restricted stock units with a weighted average grant date fair value of $52.06 per share.

During the three months ended March 31, 2019 and 2018, the Company did not grant any restricted stock.

A summary of the outstanding restricted stock units and restricted stock as of December 31, 2018 and changes during the three months ended March 31, 2019 is as follows:

	Restricted Stock Units and Restricted Stock
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2018	241	$45.47
Granted	194	$40.49
Vested	(60)	$42.91
Forfeited	(1)	$52.06
March 31, 2019	374	$43.29

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

Under the ESPP, the Company is authorized to issue up to 4.1 million shares of its common stock to its employees. Pursuant to such authorization, there are 2.2 million shares available for future grant at March 31, 2019.

The expense associated with the options granted under the ESPP during the three months ended March 31, 2019 and 2018 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.57%	1.89%
Weighted average expected life (years)	1.0	1.0
Expected volatility	30.8%	20.8%
Dividend yield	1.9%	1.4%

Deferred Compensation Plan

The Company offers a Supplemental Executive Retirement Plan (“SERP”) for executives and certain key employees. The SERP allows participants to defer a portion of their earned income on a pre-tax basis and as of the last day of each plan year, each participant will be credited with a match of a portion of their deferral in the form of the Company’s common stock based on the then-current market value. Under the SERP, the Company is authorized to issue 1.0 million shares of its common stock to its employees. Pursuant to such authorization, the Company has 0.4 million shares available for future grant at March 31, 2019. At the time of issuance, such shares are accounted for at cost as treasury stock.

The following table summarizes information about the SERP during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
SERP expense [1]	$169	$191
Unrealized gain recorded in SERP liability account	$3,418	$231
1.Both the SERP match and the deferrals are included in the selling, general and administrative caption in the Consolidated Statements of Comprehensive Income.

Note 11—Dividends

During the three months ended March 31, 2019, the Company paid regular quarterly cash dividends totaling approximately $14.6 million as follows:

Quarter Ended
March 31, 2019
(in thousands, except per share data)
Cash dividend paid per common share	$0.19625
Total cash dividends paid	$14,588
Record date	February 15, 2019
Payment date	March 22, 2019

Additionally, on April 30, 2019, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.19750 per common share, which will be paid on June 28, 2019, to shareholders of record as of the close of business on May 24, 2019.

Cash dividends declared for the periods presented were as follows:

	Three Months Ended March 31,
	2019	2018
Cash dividends declared per common share	$0.19750	$0.19250

Note 12—Income Taxes

The 2019 estimated annual effective tax rate is expected to be approximately 21% to 23%. The actual annual effective tax rate will be impacted by the tax effects of option exercises or vested awards, which are treated as discrete items in the reporting period in which they occur, and therefore cannot be considered in the calculation of the estimated annual effective tax rate. The impact on the Company’s income tax provision for the three months ended March 31, 2019 for such discrete items was approximately $0.1 million.

Differences between the effective tax rate and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes, share-based compensation and tax credits available to the Company. The actual 2019 effective tax rate will likely vary from the estimate depending on the availability of tax credits and the exercise of stock options and vesting of share-based awards.

The Company accounts for income taxes using the asset and liability method, which results in recognizing income tax expense based on the amount of income taxes payable or refundable for the current year. Additionally, the Company regularly evaluates the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on the evaluation, there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years ended December 31, 2013 through 2018 (with regard to U.S. federal income tax returns) and December 31, 2012 through 2018 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2019.

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

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Revenues
Housekeeping [1]	$233,134	$245,161
Dietary	242,977	255,401
Total	$476,111	$500,562

Income before income taxes
Housekeeping	$26,507	$28,937
Dietary	15,425	14,730
Corporate and eliminations [2]	(30,040)	(45,062)
Total	$11,892	$(1,395)
1.Prior year Housekeeping and Corporate revenues were revised for the presentation of the revenues earned by the Company's wholly-owned captive insurance subsidiary. Refer to Note 1—Description of Business and Significant Accounting Policies herein for additional disclosure regarding the revision.
2.Primarily represents corporate office costs and related overhead, recording of certain inventories and supplies and workers compensation costs at the reportable segment level which use accounting methods that differ from those used at the corporate level, as well as consolidated subsidiaries’ operating expenses that are not allocated to the reportable segments, net of investment and other income and interest expense.

Note 14—Earnings Per Common Share

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

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Weighted average number of common shares outstanding - basic	74,301	73,913
Effect of dilutive securities [1]	418	812
Weighted average number of common shares outstanding - diluted	74,719	74,725
1.Certain outstanding equity awards are anti-dilutive and were therefore excluded from the calculation of the weighted average number of diluted common shares outstanding. During the three months ended March 31, 2019, stock options to purchase 0.8 million shares having a weighted average exercise price of $41.80 per share, were excluded. During the three months ended March 31, 2018, stock options to purchase 0.2 million shares having a weighted average exercise price of $52.06 per share, were excluded. During the three months ended March 31, 2019 and 2018, 0.3 million and 0.1 million restricted stock units were excluded.

Note 15—Other Contingencies

Line of Credit

At March 31, 2019, the Company had a $475 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a float rate, based on the Company's leverage ratio, and starting at LIBOR plus 115 basis points (or if LIBOR becomes unavailable, the higher of the Overnight Bank Funding Rate, plus 50 basis points and the Prime Rate). As of both March 31, 2019 and December 31, 2018 there were $30.0 million in borrowings under the line of credit . The line of credit requires the Company to satisfy two financial covenants, with which the Company is in compliance as of March 31, 2019 and expects to remain in compliance. The line of credit expires on December 21, 2023.

At March 31, 2019, the Company also had outstanding $62.7 million in irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $62.7 million at March 31, 2019. The letters of credit expire on January 2, 2020.

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

As previously disclosed, the Securities and Exchange Commission (“SEC”) is conducting an investigation into the Company's earnings per share (“EPS”) calculation practices. Following receipt of a letter from the SEC in November 2017 regarding its inquiry into those practices followed by a subpoena in March 2018, the Company authorized its outside counsel to conduct an internal investigation, under the direction of the Company’s Audit Committee, into matters related to the SEC subpoena. This investigation was completed in March 2019 and the Company continues to cooperate with the SEC’s investigation.

On March 22, 2019, a putative shareholder class action lawsuit was filed against the Company and its Chief Executive Officer in the U.S. District Court for the Eastern District of Pennsylvania. The complaint, which was filed by a plaintiff purportedly on behalf of all purchasers of our securities between April 11, 2017 and March 4, 2019, alleges violations of the federal securities laws in connection with the matters related to the Company's EPS calculation practices. The plaintiffs seek unspecified monetary damages and other relief.

While the Company is vigorously defending against all litigation claims asserted, this litigation—along with the ongoing SEC investigation—could result in substantial costs to the Company and a diversion of the Company’s management’s attention and resources, which could harm its business. In addition, the uncertainty of the pending lawsuit or potential filing of additional lawsuits could lead to more volatility and a reduction in the Company’s stock price. Given the early stage of the litigation, at this time the Company is unable to reasonably estimate possible losses or form a judgment that an unfavorable outcome is either probable or remote. It is not currently possible to assess whether or not the outcome of these proceedings may have a material adverse effect on the Company.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items when comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of March 31, 2019 and December 31, 2018 and the notes accompanying those financial statements.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of healthcare facilities, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe we are the largest provider of housekeeping and laundry management services to the long-term care industry in the nation, rendering such services to over 3,500 facilities throughout the continental United States as of March 31, 2019.

We provide services primarily pursuant to full service agreements with our clients. Under such agreements, we are responsible for the day-to-day management of the employees located at our clients’ facilities, as well as for the provision of certain supplies. We also provide services on the basis of management-only agreements for a limited number of clients. Under a management-only agreement, we provide management and supervisory services while the client facility retains payroll responsibility for the non-supervisory staff. Our agreements with clients typically provide for a renewable one year service term, cancellable by either party upon 30 to 90 days’ notice after an initial period of 60 to 120 days.

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

At March 31, 2019, Housekeeping services were provided at essentially all of our approximately 3,500 client facilities, generating approximately 49.0% or $233.1 million of our total revenues for the three months ended March 31, 2019. Dietary services were provided to over 1,500 client facilities at March 31, 2019 and contributed approximately 51.0% or $243.0 million of our total revenues for the three months ended March 31, 2019.

Subject to the factors noted in the Cautionary Statement Regarding Forward-Looking Statements included in this Quarterly Report on Form 10-Q, and although there can be no assurance thereof, we expect our consolidated revenues for the remainder of 2019 to grow. We expect that Dietary revenues as a percentage of consolidated revenue will continue to grow and such growth is expected to come from extending our Dietary department service offerings to our current Housekeeping client base. Growth in Housekeeping is expected to primarily come from obtaining new clients.

Three Months Ended March 31, 2019 and 2018

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, for the three months ended March 31, 2019 and 2018. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial results relate primarily to corporate level transactions and adjustments related to transactions recorded at the reportable segment level which use methods other than generally accepted accounting principles.

	Three Months Ended March 31,
	2019	2018	% Change
	(in thousands)
Revenues
Housekeeping [1]	$233,134	$245,161	(4.9)%
Dietary	242,977	255,401	(4.9)%
Consolidated	$476,111	$500,562	(4.9)%

Costs of services provided
Housekeeping [1]	$206,627	$216,820	(4.7)%
Dietary	227,552	240,671	(5.5)%
Corporate and eliminations	(6,914)	11,761	(158.8)%
Consolidated	$427,265	$469,252	(8.9)%

Selling, general and administrative expense
Corporate and eliminations	$41,101	$33,777	21.7%

Investment and other income, net
Corporate and eliminations[1]	$5,203	$1,796	189.7%

Interest expense
Corporate and eliminations[1]	$1,056	$724	45.9%

Income (loss) before income taxes
Housekeeping	$26,507	$28,341	(6.5)%
Dietary	15,425	14,730	4.7%
Corporate and eliminations	(30,040)	(44,466)	32.4%
Consolidated	$11,892	$(1,395)	952.5%
1.Prior year Housekeeping and Corporate revenues, costs of services provided and investment and other income, net were revised for the presentation of the revenue and expenses associated with our wholly-owned captive insurance subsidiary. Refer to Note 1—Description of Business and Significant Accounting Policies herein for additional disclosure regarding the revision.

Housekeeping revenues represented approximately 49.0% of consolidated revenues for the three months ended March 31, 2019. Dietary revenues represented approximately 51.0% of consolidated revenues for the three months ended March 31, 2019.

The following table sets forth the ratio which certain items bear to consolidated revenues:

	Three Months Ended March 31,
	2019	2018
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	89.7%	93.7%
Selling, general and administrative expense	8.6%	6.7%
Other income (expense):
Investment and other income, net	1.1%	0.4%
Interest expense	(0.2)%	(0.1)%
Income (loss) before income taxes	2.6%	(0.1)%
Income tax (benefit)	0.6%	(0.3)%
Net income	2.0%	0.2%

Revenues

Consolidated

Consolidated revenues decreased 4.9% to $476.1 million for the three months ended March 31, 2019 compared to $500.6 million for the corresponding period in 2018, as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping’s revenues decreased 4.9% compared to the corresponding period in 2018. This was partially driven by the Company's adjustment of its contracts with several customers during the three months ended March 31, 2019. Dietary revenues decreased 4.9% compared to the corresponding period in 2018 primarily from the adjustments to the Company's contractual relationship with Genesis Healthcare® (“Genesis”). Effective December 1, 2018, Genesis assumed responsibility for direct payment to suppliers for food purchases. HCSG will continue to manage food procurement, and as a result, maintain the same benefits of purchasing scale.

Costs of Services Provided

Consolidated

Consolidated costs of services provided decreased 8.9% to $427.3 million for the three months ended March 31, 2019 compared to $469.3 million for the three months ended March 31, 2018.

The following table provides a comparison of key indicators we consider when managing the consolidated costs of services provided:

	Three Months Ended March 31,
Costs of Services Provided - Key Indicators as a % of Consolidated Revenue	2019	2018	Change
Bad debt provision	3.9%	7.4%	(3.5)%
Self-insurance costs	2.4%	2.6%	(0.2)%

The decrease in the bad debt provision is related to our current assessment of the collectability of our accounts and notes receivable in the first quarter of 2019. The first quarter of 2018 related to corporate restructurings of two privately-held, multi-state operators. Our provision for the three months ended March 31, 2019 of $18 million was primarily related to the out-of-court restructuring of a privately held Northeast based operator.

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues, increased to 88.6% for the three months ended March 31, 2019 from 88.4% in the corresponding period in 2018. Costs of services provided for Dietary, as a percentage of Dietary revenues, decreased to 93.7% for the three months ended March 31, 2019 from 94.2% in the corresponding period in 2018.

The following table provides a comparison of the key indicators we consider when managing costs of services provided at the segment level, as a percentage of the respective segment’s revenues:

	Three Months Ended March 31,
Costs of Services Provided - Key Indicators as a % of Segment Revenue	2019	2018	Change
Housekeeping labor and other labor-related costs	79.1%	78.8%	0.3%
Housekeeping supplies	7.7%	7.9%	(0.2)%
Dietary labor and other labor-related costs	61.7%	56.3%	5.4%
Dietary supplies	29.6%	35.9%	(6.3)%

Variations within these key indicators relate to the provision of services at new facilities and changes in the mix of clients for whom we provide supplies or do not provide supplies. Management focuses on building efficiencies and managing labor and other costs at the facility level, as well as managing supply chain costs, for new and existing facilities. The reduction in dietary supplies cost was primarily a result of a modification of our contractual relationship with Genesis, which was effective December 1, 2018 and whereby Genesis assumed responsibility for direct payment to suppliers for food purchases.

Consolidated Selling, General and Administrative Expense

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under the deferred compensation plan. These investments represent the amounts held on behalf of the participating employees and changes in the value of these investments affect the amount of our deferred compensation liability. Gains on the plan investments during the three months ended March 31, 2019 and 2018 increased our total selling, general and administrative expense for these periods.

Excluding the change in the deferred compensation plan described above, consolidated selling, general and administrative expense increased $4.1 million or 12.3%, to 7.9% of consolidated revenues, for three months ended March 31, 2019 compared to the corresponding period in 2018. The increase was primarily a result of increased legal and other professional fees incurred during the first quarter of 2019 in connection with the Company's internal investigation related to the Securities and Exchange Commission's inquiry regarding the Company's earnings per share calculation practices.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(in thousands)
Selling, general and administrative expense excluding change in deferred compensation liability	$37,683	$33,546	$4,137	12.3%
Gain on deferred compensation plan investments	3,418	231	3,187	1,379.7%
Selling, general and administrative expense	$41,101	$33,777	$7,324	21.7%

Consolidated Investment and Other Income, net

Investment and other income increased 189.7% for the three months ended March 31, 2019 compared to the corresponding 2018 period, primarily due to favorable market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan. Realized gains and losses on our available-for-sale municipal bonds also impacted consolidated investment income. Refer to Note 1—Description of Business and Significant Accounting Policies herein for additional disclosure regarding the reclassification.

Consolidated Interest Expense

Consolidated interest expense increased 45.9% for the three months ended March 31, 2019 compared to the corresponding 2018 period, due to an increase in the Company's interest rate under its $475 million bank line of credit compared to the Company's previous credit agreement which expired during the fourth quarter of 2018.

Consolidated Income Taxes

During the three months ended March 31, 2019, the Company recognized a provision for income taxes of $2.7 million versus an income tax benefit of $1.5 million for the same period in 2018.

The actual annual effective tax rate will be impacted by the tax effects of option exercises or vested awards, which are treated as discrete items in the reporting period in which they occur, and therefore cannot be considered in the calculation of the estimated annual effective tax rate. The impact on our income tax provision for the three months ended March 31, 2019 for such discrete items was approximately $0.1 million.

Liquidity and Capital Resources

Cash generated through operations is our primary source of liquidity. At March 31, 2019, we had cash, cash equivalents and marketable securities of $106.9 million and working capital of $349.5 million, compared to December 31, 2018 cash, cash equivalents and marketable securities of $102.4 million and working capital of $344.7 million. Our current ratio was 3.0 to 1 at March 31, 2019 versus 3.1 to 1 at December 31, 2018.

For the three months ended March 31, 2019 and 2018, our cash flows were as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$17,577	$23,931
Net cash used in investing activities	$(2,010)	$(4,202)
Net cash used in financing activities	$(13,230)	$(18,797)

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

Financing Activities

The primary use of cash for financing activities is the payment of dividends. We have paid regular quarterly cash dividends since the second quarter of 2003. During 2019, we paid regular quarterly cash dividends to shareholders totaling $14.6 million as follows:

Quarter Ended
March 31, 2019
(amounts in thousands, except per share data)
Cash dividend paid per common share	$0.19625
Total cash dividends paid	$14,588
Record date	February 15, 2019
Payment date	March 22, 2019

The dividends paid to shareholders during the three months ended March 31, 2019 were funded by cash generated from operations. Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or regarding the amount of future dividend payments, we expect to continue to pay a regular quarterly cash dividend.

The primary source of cash from financing activities is the net borrowings under our bank line of credit. We borrow for general corporate purposes as needed throughout the year. The outstanding short-term borrowings balance as of March 31, 2019 relates to cash flow requirements due to the timing of cash receipts and cash payments. Another source of cash from financing activities are the proceeds from the exercise of stock options by employees and directors. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

We remain authorized to repurchase 1.7 million shares of our Common Stock pursuant to previous Board of Directors’ authorization. During the three months ended March 31, 2019 and 2018, we repurchased our Common Stock as part of the dividend reinvestment related to treasury shares held within the Deferred Compensation Plan. The number of shares and value of shares repurchased were immaterial for the three months ended March 31, 2019 and 2018.

Line of Credit

At March 31, 2019, we had a $475 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a floating rate, based on our leverage ratio, and starting at LIBOR plus 115 basis points (or if LIBOR becomes unavailable, the higher of the Overnight Bank Funding Rate, plus 50 basis points and the Prime Rate). At March 31, 2019, there were $30.0 million in borrowings under the line of credit.

The line of credit requires us to satisfy two financial covenants. The covenants and their respective status at March 31, 2019 were as follows:

Covenant Descriptions and Requirements	As of March 31, 2019
Funded debt [1] to EBITDA [2] ratio: less than 3.50 to 1.00	0.49
EBITDA to Interest Expense ratio: not less than 3.00 to 1.00	38.55
1.All indebtedness for borrowed money including, but not limited to, capitalized lease obligations, reimbursement obligations in respect of letters of credit and guarantees of any such indebtedness.
2.Net income plus interest expense, income tax expense, depreciation, amortization, stock compensation expense and extraordinary non-recurring losses/gains.

As noted above, we were in compliance with our financial covenants at March 31, 2019 and we expect to remain in compliance. The line of credit expires on December 21, 2023.

At March 31, 2019, we also had outstanding $62.7 million in irrevocable standby letters of credit, which relate to payment obligations under our insurance programs.

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

Summarized below are the balances in our allowance for doubtful accounts, along with the provision for bad debts and net write-offs for each quarter for the three months ended March 31, 2019. The aggregate client account balances to which the reserve balances relate totaled $115.7 million and $133.8 million as of December 31, 2018 and March 31, 2019, respectively.

Allowance for Doubtful Accounts
(in thousands)
Balance December 31, 2018	$57,209
Provision for bad debts	18,470
Net write-offs of client accounts receivable	(7,049)
Balance March 31, 2019	$68,630

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
A summary schedule of our impaired notes receivable, net of interest, and the related reserve of such notes, for the three months ended March 31, 2019 is as follows:

	Balance December 31, 2018	Additions	Deductions	Balance March 31, 2019
	(in thousands)
Impaired notes receivable	$25,704	$3,726	$(527)	$28,903
Reserve for impaired notes receivable	$13,472	$2,546	$(497)	$15,521

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping and food service equipment purchases, laundry and linen equipment installations, computer hardware and software, and furniture and fixtures. Although we have no specific material commitments for capital expenditures through the end of calendar year 2019, we estimate that for 2019 we will have capital expenditures of approximately $5.0 million to $7.0 million. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would seek to obtain necessary capital from such sources as long-term debt or equity financing.

Material Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, other than our irrevocable standby letter of credit previously discussed.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Form 10-K for the period ended December 31, 2018. As described in such notes, we recognize revenue in the period in which the performance obligation is satisfied. Refer to our Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K filed with the SEC on March 18, 2019.

In preparing our financial statements, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are most significant where they involve levels of subjectivity and judgment necessary to account for highly uncertain matters or matters susceptible to change, and where they can have a material impact on our financial condition and operating performance. If actual results were to differ materially from the estimates made, the reported results could be materially affected.

Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require.

New Accounting Standard Updates

See Note 1—Description of Business and Significant Accounting Policies herein to the condensed consolidated financial statements for a full description of recent accounting standard updates, including the expected dates of adoption.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2019, we had $106.9 million in cash, cash equivalents and marketable securities. The fair values of all of our cash equivalents and marketable securities are determined based on “Level 1” or “Level 2” inputs, which are based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Based on their evaluation as of March 31, 2019, pursuant to Exchange Act Rule 13a-15(b), our Management, including our President and Chief Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act 13a-15(e)) are effective.

Changes in Internal Controls over Financial Reporting

During the first quarter of 2019, the Company implemented a new Enterprise Resource Planning system ("ERP"). As a result of this implementation, the Company modified certain existing internal controls as well as implemented new controls and procedures related to the new ERP. The Company continued to evaluate the design and operating effectiveness of these internal controls during the first quarter of 2019.

Except with respect to the continued implementation of the ERP, there were no changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

As previously disclosed, the SEC is conducting an investigation into our EPS calculation practices. Following receipt of a letter from the SEC in November 2017 regarding its inquiry into those practices followed by a subpoena in March 2018, we authorized our outside counsel to conduct an internal investigation, under the direction of the Company’s Audit Committee, into matters related to the SEC subpoena. This investigation was completed in March 2019 and we continue to cooperate with the SEC’s investigation.

On March 22, 2019, a putative shareholder class action lawsuit was filed against the Company and our Chief Executive Officer in the U.S. District Court for the Eastern District of Pennsylvania. The complaint, which was filed by a plaintiff purportedly on behalf of all purchasers of our securities between April 11, 2017 and March 4, 2019, alleges violations of the federal securities laws in connection with the matters related to our EPS calculation practices. The plaintiffs seek unspecified monetary damages and other relief.

While the Company is vigorously defending against all litigation claims asserted, this litigation—along with the ongoing SEC investigation—could result in substantial costs to the Company and a diversion of the Company’s management’s attention and resources, which could harm its business. In addition, the uncertainty of the pending lawsuit or potential filing of additional lawsuits could lead to more volatility and a reduction in the Company’s stock price. Given the early stage of the litigation, at this time the Company is unable to reasonably estimate possible losses or form a judgment that an unfavorable outcome is either probable or remote.

In light of the uncertainties involved in such proceedings, the ultimate outcome of a particular matter could become material to the Company’s results of operations for a particular period depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s operating income for that period.

Item 1A. Risk Factors

The SEC’s investigation into our earnings per share (“EPS”) calculation practices could result in potential sanctions or penalties, distraction to our management and result in further litigation from third parties, each of which could adversely affect or cause variability in our financial results.

Beginning in November 2017, the Company has been in dialogue with the SEC regarding EPS calculation, rounding and reporting practices and in March 2018 we learned that the SEC had opened a formal investigation into these matters. In response to the SEC’s investigation, during the fourth quarter of 2018, the Company authorized its outside counsel to conduct an internal investigation, under the direction of the Company’s Audit Committee regarding these matters. The internal investigation was completed in March 2019 and prior to the filing of our Annual Report on Form 10-K.

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

On March 22, 2019, a putative shareholder class action lawsuit alleging violations of the federal securities laws was filed against the Company and our Chief Executive Officer in the U.S. District Court for the Eastern District of Pennsylvania in connection with the matters related to the SEC investigation. Please refer to “Item 1. Legal Proceedings” and “Note 15—Other Contingencies ” to the consolidated financial statements included in this Form 10-Q for more information. We cannot predict the outcome of the lawsuit, the magnitude of any potential losses or the effect such litigation may have on us or our operations. Regardless of the outcome, lawsuits and investigations involving us, or our current or former officers and directors, could result in significant expenses and divert attention and resources of our management and other key employees. We could be required to pay damages or other penalties or have injunctions or other equitable remedies imposed against us or our current or former directors and officers including any obligation to indemnify our current and former directors and officers in connection with lawsuits, governmental investigations and related litigation or settlement amounts. Such amounts could exceed the coverage provided under our insurance policies. Any of these factors could harm our reputation, business, financial condition, results of operations or cash flows. In addition, the Company may be subject to further litigation from third parties related to the matters under review by the SEC.

There have been no other material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this Report:

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following financial information from the Company’s Form 10-Q for the quarterly period ended March 31, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE SERVICES GROUP, INC.

Date:	May 3, 2019	/s/ Theodore Wahl
Theodore Wahl
President & Chief Executive Officer
(Principal Executive Officer)

Date:	May 3, 2019	/s/ John C. Shea
John C. Shea
Chief Financial Officer
(Principal Financial and Accounting Officer)