Form 10-Q
period 2019-06-30
HEALTHCARE SERVICES GROUP INC
filed 2019-07-26
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

Commission file number: 0-12015

HEALTHCARE SERVICES GROUP INC
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2018365
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3220 Tillman Drive, Suite 300, Bensalem, Pennsylvania
(Address of principal executive office)

19020
(Zip Code)

Registrant’s telephone number, including area code:
(215) 639-4274

Former name, former address and former ﬁscal year, if changed since last report:
Not Applicable

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	HCSG	NASDAQ Global Select Market

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $.01 par value: 74,114,000 shares outstanding as of July 24, 2019.

Healthcare Services Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2019

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report and documents incorporated by reference into it may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the healthcare industry, primarily providers of long-term care; having a significant portion of our consolidated revenues contributed by one customer during the six months ended June 30, 2019; credit and collection risks associated with the healthcare industry; risks associated with the ongoing Securities and Exchange Commission investigation into our earnings per share calculation practices and related litigation; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the healthcare industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor-related matters such as minimum wage increases; the Company's expectations with respect to selling, general, and administrative expense; continued realization of tax benefits arising from our corporate reorganization and self-funded health insurance program; risks associated with the reorganization of our corporate structure; realization of our expectations regarding the impact of the Tax Cuts and Jobs Act on our tax rates and financial results; and the risk factors described in Part I of our Form 10-K for the fiscal year ended December 31, 2018 under “Government Regulation of Clients,” “Competition” and “Service Agreements and Collections,” under Item IA. “Risk Factors” in such Form 10-K and under Item IA. "Risk Factors" in this Form 10-Q.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Healthcare Services Group, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)
(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS:
Current assets:
Cash and cash equivalents	$16,156	$26,025
Marketable securities, at fair value	79,533	76,362
Accounts and notes receivable, less allowance for doubtful accounts of $43,419 and $47,209 as of June 30, 2019 and December 31, 2018, respectively	346,765	341,838
Inventories and supplies	39,977	41,443
Prepaid expenses and other assets	26,572	22,468
Total current assets	509,003	508,136
Property and equipment, net	29,603	12,900
Goodwill	51,084	51,084
Other intangible assets, less accumulated amortization of $19,299 and $17,216 as of June 30, 2019 and December 31, 2018, respectively	24,435	26,518
Notes receivable – long–term portion, less allowance for doubtful accounts of $10,000 as of June 30, 2019 and December 31, 2018	41,956	43,043
Deferred compensation funding, at fair value	34,065	29,113
Deferred income taxes	19,985	20,552
Other noncurrent assets	—	1,257
Total assets	$710,131	$692,603

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$59,289	$61,467
Accrued payroll, accrued and withheld payroll taxes	30,217	35,198
Other accrued expenses	9,500	8,890
Borrowings under line of credit	30,000	30,000
Income taxes payable	—	7,140
Accrued insurance claims	22,385	20,696
Total current liabilities	151,391	163,391
Accrued insurance claims — long-term portion	62,815	58,904
Deferred compensation liability	34,193	29,528
Lease liability - long-term portion	12,084	—
Commitments and contingencies (Note 15)

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000 shares authorized; 75,519 and 75,344 shares issued, and 74,112 and 73,877 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	755	753
Additional paid-in capital	267,853	259,440
Retained earnings	188,025	190,092
Accumulated other comprehensive income, net of taxes	2,365	158
Common stock in treasury, at cost, 1,407 and 1,467 shares as of June 30, 2019 and December 31, 2018, respectively	(9,350)	(9,663)
Total stockholders’ equity	449,648	440,780
Total liabilities and stockholders’ equity	$710,131	$692,603

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$462,101	$501,587	$938,212	$1,002,149
Operating costs and expenses:
Costs of services provided	400,485	436,287	827,750	905,283
Selling, general and administrative expense	38,609	34,118	79,710	67,895
Other income (expense):
Investment and other income, net	1,393	2,845	6,596	4,385
Interest expense	(783)	(711)	(1,839)	(1,435)
Income before income taxes	23,617	33,316	35,509	31,921

Income tax provision	5,431	7,502	8,167	6,035
Net income	$18,186	$25,814	$27,342	$25,886

Per share data:
Basic earnings per common share	$0.24	$0.35	$0.37	$0.35
Diluted earnings per common share	$0.24	$0.35	$0.37	$0.35

Weighted average number of common shares outstanding:
Basic	74,352	73,982	74,327	73,947
Diluted	74,619	74,487	74,669	74,606

Comprehensive income:
Net income	$18,186	$25,814	$27,342	$25,886
Other comprehensive income:
Unrealized gain (loss) on available-for-sale marketable securities, net of taxes	791	97	2,207	(1,041)
Total comprehensive income	$18,977	$25,911	$29,549	$24,845

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$27,342	$25,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,997	4,836
Bad debt provision	21,465	39,387
Stock-based compensation expense	3,659	3,095
Deferred income tax benefit	(18)	—
Amortization of premium on marketable securities	712	653
Unrealized gain on deferred compensation fund investments	(5,041)	(1,259)
Changes in operating assets and liabilities:
Accounts and notes receivable	(25,305)	(26,242)
Inventories and supplies	1,305	969
Prepaid expenses and other assets	(2,847)	(2,458)
Deferred compensation funding	89	(531)
Accounts payable and other accrued expenses	(8,824)	(6,628)
Accrued payroll, accrued and withheld payroll taxes	(2,678)	(1,690)
Income taxes payable	(7,140)	(17,024)
Accrued insurance claims	5,423	6,461
Deferred compensation liability	5,200	1,940
Net cash provided by operating activities	20,339	27,395
Cash flows from investing activities:
Disposals of fixed assets	87	222
Additions to property and equipment	(2,496)	(2,572)
Purchases of marketable securities	(8,234)	(9,453)
Sales of marketable securities	7,145	5,775
Net cash used in investing activities	(3,498)	(6,028)
Cash flows from financing activities:
Dividends paid	(29,276)	(28,398)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	46	46
Proceeds from the exercise of stock options	3,099	5,755
Net repayments from short-term borrowings	—	5,123
Payments of statutory withholding on net issuance of restricted stock units	(579)	(295)
Net cash used in financing activities	(26,710)	(17,769)
Net change in cash and cash equivalents	(9,869)	3,598
Cash and cash equivalents at beginning of the period	26,025	9,557
Cash and cash equivalents at end of the period	$16,156	$13,155

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	75,344	$753	$259,440	$158	$190,092	$(9,663)	$440,780
Comprehensive income:
Net income for the period	—	—	—	—	9,156	—	9,156
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	1,416	—	—	1,416
Comprehensive income for the period							$10,572
Exercise of stock options and other stock-based compensation, net of shares tendered for payment	115	2	1,911	—	—	—	1,913
Payment of statutory withholding on issuance of restricted stock and restricted stock units	—	—	(579)	—	—	—	(579)
Share-based compensation expense — stock options, restricted stock and restricted stock units	—	—	1,656	—	—	—	1,656
Treasury shares issued for Deferred Compensation Plan funding and redemptions	—	—	535	—	—	1	536
Shares issued pursuant to Employee Stock Plan	—	—	1,781	—	—	349	2,130
Dividends paid and accrued	—	—	—	—	(14,656)	—	(14,656)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	18	—	—	5	23
Other	6	—	174	—	—	—	174
Balance, March 31, 2019	75,465	$755	$264,936	$1,574	$184,592	$(9,308)	$442,549
Comprehensive income:
Net income for the period	—	—	—	—	18,186	—	18,186
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	791	—	—	791
Comprehensive income for the period							$18,977
Exercise of stock options and other stock-based compensation, net of shares tendered for payment	54	—	1,186	—	—	—	1,186
Share-based compensation expense — stock options, restricted stock and restricted stock units	—	—	1,668	—	—	—	1,668
Treasury shares issued for Deferred Compensation Plan funding and redemptions	—	—	45	—	—	(47)	(2)
Dividends paid and accrued	—	—	—	—	(14,753)	—	(14,753)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	18	—	—	5	23
Balance, June 30, 2019	75,519	$755	$267,853	$2,365	$188,025	$(9,350)	$449,648

See accompanying notes to consolidated financial statements.

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2017	74,960	$750	$244,363	$837	$163,860	$(9,858)	$399,952
Comprehensive income:
Net income for the period	—	—	—	—	72	—	72
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(1,138)	—	—	(1,138)
Comprehensive loss for the period							$(1,066)
Exercise of stock options and other stock-based compensation, net of shares tendered for payment	205	2	5,003	—	—	—	5,005
Payment of statutory withholding on issuance of restricted stock and restricted stock units	—	—	(295)	—	—	—	(295)
Share-based compensation expense — stock options, restricted stock and restricted stock units	—	—	1,408	—	—	—	1,408
Treasury shares issued for Deferred Compensation Plan funding and redemptions	—	—	514	—	—	(34)	480
Shares issued pursuant to Employee Stock Plan	—	—	2,474	—	—	346	2,820
Dividends paid and accrued	—	—	—	—	(14,189)	—	(14,189)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	20	—	—	4	24
Other	4	—	205	—	—	—	205
Balance, March 31, 2018	75,169	$752	$253,692	$(301)	$149,743	$(9,542)	$394,344
Comprehensive income:
Net income for the period	—	—	—	—	25,814	—	25,814
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	97	—	—	97
Comprehensive income for the period							$25,911
Exercise of stock options and other stock-based compensation, net of shares tendered for payment	31	—	750	—	—	—	750
Share-based compensation expense — stock options, restricted stock and restricted stock units	—	—	1,398	—	—	—	1,398
Treasury shares issued for Deferred Compensation Plan funding and redemptions	—	—	35	—	—	(38)	(3)
Dividends paid and accrued	—	—	—	—	(14,288)	—	(14,288)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	19	—	—	3	22
Balance, June 30, 2018	75,200	$752	$255,894	$(204)	$161,269	$(9,577)	$408,134

See accompanying notes to consolidated financial statements.

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

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows. However, in the Company’s opinion, all adjustments which are of a normal recurring nature and are necessary for a fair presentation have been reflected in these consolidated financial statements. The balance sheet shown in this report as of December 31, 2018 has been derived from the audited financial statements for the year ended December 31, 2018. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for any future period.

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

The guidance under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification subtopic 606 Revenue from Contracts with Customers ("ASC 606") became effective and was adopted by the Company as of January 1, 2018 by applying the modified retrospective method for contracts that were not completed as of January 1, 2018. The standard requires the Company to recognize revenue as the promised goods and services within the terms of the Company’s contracts are performed and satisfied. The amount of revenue recognized by the Company is based on the consideration to which the Company is entitled in exchange for providing the contracted goods and services. The adoption of this standard did not have a material impact on the Company's accounting for revenue earned relating to the Housekeeping and Dietary segments. The Company also did not recognize an opening adjustment to retained earnings as a result of the adoption of the standard. Refer to Note 2—Revenue herein for further information.

Leases

The guidance under FASB Accounting Standards Codification subtopic ASC 842 Leases (“ASC 842”) became effective and was adopted by the Company as of January 1, 2019, by applying a modified retrospective transition approach which resulted in the capitalization of the Company's existing operating leases as of January 1, 2019. As such, the Company records assets and liabilities on the balance sheet to recognize the rights and obligations arising from leasing arrangements with contractual terms greater than 12 months, as permitted by U.S. GAAP. A leasing arrangement includes any contract which entitles the Company to the right of use of an identified tangible asset where there are no restrictions as to the direct of use of the asset, and the Company obtains substantially all of the economic benefits from the right of use. As of June 30, 2019 and December 31, 2018, the Company was only the lessee of operating lease arrangements.

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

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets are amortized on a straight-line basis over their respective lives. Goodwill represents the excess of cost over the fair value of net assets of acquired businesses. Management reviews the carrying value of goodwill annually during the fourth quarter to assess for impairment, or more often if events or circumstances indicate that the carrying value may exceed its estimated fair value. No impairment loss was recognized on the Company’s intangible assets or goodwill during the six months ended June 30, 2019 and 2018.

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentation. The Company has modified its presentation of interest expense, which is now presented separately in the Consolidated Statements of Comprehensive Income.

Correction of Immaterial Errors

During 2019, the Company updated its presentation of the tax benefit from equity compensation plans in the Consolidated Statements of Cash Flows. The tax benefit from equity compensation plans is now reflected as a component of the change in income taxes payable, as opposed to an offset to stock-based compensation expense. There was no impact to the Company's net cash provided by operating activities as a result of the correction in the Consolidated Statement of Cash Flows. Additionally, the Company updated its presentation of the income and costs associated with the Company's wholly-owned captive insurance company. Historically, such income and costs were reflected in the Company's revenues and costs of services provided within the Housekeeping segment. Such income and costs are now presented in "Investment and other income, net" in the Consolidated Statements of Comprehensive Income and for segment reporting purposes, those amounts are reflected in Corporate and eliminations. For the three and six months ended June 30, 2018 revenues have been revised to reflect such changes in the amounts of $2.1 million and $3.4 million, respectively. For the same periods, costs of services have been revised to reflect such changes in the amounts of $1.3 million and $2.2 million, respectively. These amounts for the three and six months ended June 30, 2018, in the Consolidated Statement of Comprehensive Income resulted in a corresponding increase of $0.8 million and $1.2 million to Investment and other income, net, respectively. There was no impact to the Company's net income as a result of the historical errors or the corrections.

Concentrations of Credit Risk

The Company's financial instruments that are subject to credit risk are cash and cash equivalents, marketable securities, deferred compensation funding and accounts and notes receivable. At June 30, 2019 and December 31, 2018, substantially all of the Company’s cash and cash equivalents and marketable securities were held in one large financial institution located in the United States. The Company’s marketable securities are fixed income investments which are highly liquid and can be readily purchased or sold through established markets.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, "ASC 326"). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently assessing the impact of adopting this standard on the Company’s financial statements and related disclosures.

Note 2—Revenue

The Company presents its consolidated revenues disaggregated by reportable segment, as Management evaluates the nature, amount, timing and uncertainty of the Company’s revenues by segment. Refer to Note 13—Segment Information herein as well as the information below regarding the Company’s reportable segments.

Housekeeping

Housekeeping accounted for $462.0 million and $488.6 million of the Company’s consolidated revenues for the six months ended June 30, 2019 and 2018, respectively, which represented approximately 49.2% and 48.8% of the Company's revenues in each respective period. The services provided under this segment include managing clients’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the clients’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the clients’ facilities. Upon beginning service with a client facility, the Company typically hires and trains the employees previously employed by such facility and assigns an on-site manager to supervise and train the front-line personnel and coordinates housekeeping services with other facility support functions in accordance with client requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation, and on-site testing for infection control.

Dietary

Dietary services accounted for $476.2 million and $513.6 million of the Company’s consolidated revenues for the six months ended June 30, 2019 and 2018, respectively, which represented approximately 50.8% and 51.2% of the Company's revenues in each respective period. Dietary services consist of managing clients’ dietary departments which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support being provided by a District Manager specializing in dietary services, as well as a registered dietitian. The Company also offers clinical consulting services to facilities which if contracted is a service bundled within the monthly service provided to clients. Upon beginning service with a client facility, the Company typically hires and trains the employees previously employed by such facility and assigns an on-site manager to supervise and train the front-line personnel and coordinates dietitian services with other facility support functions in accordance with client requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

Revenue Recognition

All of the Company's revenues are derived from contracts with customers. The Company accounts for revenue from contracts with customers in accordance with ASC 606, and as such, the Company recognizes revenue to depict the transfer of promised goods and services to customers in amounts that reflect the consideration to which the Company is entitled in exchange for those goods and services. The Company’s costs of obtaining contracts are not material.

The Company performs services and provides goods in accordance with its service agreement contracts with its customers. Such service agreement contracts typically provide for a renewable one year service term, cancellable by either party upon 30 to 90 days' notice, after an initial period of 60 to 120 days. A performance obligation is the unit of account under ASC 606 and is defined as a promise in a contract to transfer a distinct good or service to the customer. The Company’s Housekeeping and Dietary contracts relate to the provision of bundles of goods, services or both, which represent a series of distinct goods and services that are substantially the same and that have the same pattern of transfer to the customer. The Company accounts for the series as a single performance obligation satisfied over time, as the customer simultaneously receives and consumes the benefits of the goods and services provided. Revenue is recognized using the output method, which is based upon the delivery of goods and services to the clients’ facilities. In limited cases, the Company provides goods, services or both, before the execution of a written contract. In these cases, the Company defers the recognition of revenue until a contract is executed. The amount of such deferred revenue was not material as of June 30, 2019 and December 31, 2018. Additionally, all such revenue amounts deferred as of December 31, 2018 were subsequently recognized as revenue during the six months ended June 30, 2019.

The transaction price is the amount of consideration to which the Company is entitled in exchange for transferring promised goods or services to its customers. The transaction price does not include taxes assessed or collected. The Company’s service agreement contracts detail the fees that the Company charges for the goods and services it provides. For certain service agreement contracts which contain a variable component to the transaction price, the Company is required to make estimates of the amount of consideration to which the Company will be entitled, based on variability in resident and patient populations serviced, product usage or quantities consumed. The Company recognizes revenue related to such estimates only when the Company determines that there will not be a significant reversal in the amount of revenue recognized. The Company’s service agreement contracts generally do not contain significant financing components, as the service agreement contracts contain payment terms that are less than one year.

The Company allocates the transaction price to each performance obligation, noting that the bundle of goods, services or goods and services provided under each Housekeeping and Dietary contract represents a single performance obligation that is satisfied over time. The Company recognizes the related revenue when it satisfies the performance obligation by transferring a bundle of promised goods, services or both to a customer. Such recognition is on a monthly or weekly basis, as goods are provided and services are performed. In some cases, the Company requires customers to pay in advance for goods and services to be provided. As of June 30, 2019 and December 31, 2018, the value of the contract liabilities associated with customer prepayments was not material. Additionally, all such revenue amounts deferred as of December 31, 2018 were subsequently recognized as revenue during the six months ended June 30, 2019.

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

At June 30, 2019, the Company had $818.6 million related to performance obligations that were unsatisfied or partially unsatisfied for which the Company expects to recognize revenue. The Company expects to recognize revenue on approximately 21.4% of the remaining performance obligations over the next 12 months, with the remaining to be recognized thereafter. These amounts exclude variable consideration primarily related to performance obligations that consists of a series of distinct service periods with revenues based on future performance that cannot be estimated at contract inception. The Company also has elected to apply the practical expedient that permits exclusion of information about the remaining performance obligations with original expected durations of one year or less.

Note 3—Accounts and Notes Receivable

The Company’s accounts and notes receivable balances consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(in thousands)
Short-term
Accounts and notes receivable	$390,184	$389,047
Allowance for doubtful accounts	(43,419)	(47,209)
Total net short-term accounts and notes receivable	$346,765	$341,838
Long-term
Notes receivable	$51,956	$53,043
Allowance for doubtful accounts	(10,000)	(10,000)
Total net long-term notes receivable	$41,956	$43,043
Total net accounts and notes receivable	$388,721	$384,881

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

The Company’s net current accounts and notes receivable balance increased from December 31, 2018. Fluctuations in net accounts and notes receivable are generally attributable to a variety of factors including, but not limited to, the timing of cash receipts from customers and the inception, transition or termination of client relationships. The Company deploys significant resources and has invested in tools and processes to optimize Management’s credit and collections efforts. When appropriate, the Company utilizes interest-bearing promissory notes as an alternative to accounts receivable to enhance the collectability of amounts due, by instituting definitive repayment plans and providing a means by which to further evidence the amounts owed. As of June 30, 2019 and December 31, 2018, the Company's promissory notes outstanding were $57.6 million and $63.3 million, respectively, net of reserves of $15.9 million and $13.5 million, respectively. In addition, the Company may assist clients who are adjusting to changes in their cash flows by amending the Company’s agreements from full-service to management-only arrangements, or by modifying contractual payment terms to accommodate clients who have in good faith established clearly-defined plans for addressing cash flow issues. These efforts are intended to minimize the Company’s collections risk.

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

The Company has had varying collections experience with respect to its accounts and notes receivable. The Company has sometimes extended the period of payment for certain clients beyond contractual terms. In order to provide for such collection issues and the general risk associated with the granting of credit terms, the Company recorded bad debt provisions (in Allowance for Doubtful Accounts) of $21.5 million and $39.4 million for the six months ended June 30, 2019 and 2018, respectively.

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

Note 5—Changes in Accumulated Other Comprehensive Income by Component

Accumulated other comprehensive income consists of unrealized gains and losses from the Company’s available-for-sale marketable securities. The following table provides a summary of the changes in accumulated other comprehensive income for the six months ended June 30, 2019 and 2018:

	Unrealized Gains and Losses on Available-for-Sale Securities[1]
	Six Months Ended June 30,
	2019	2018
	(in thousands)
Accumulated other comprehensive income — beginning balance	$158	$837
Other comprehensive income (loss) before reclassifications	2,286	(1,167)
(Gains) losses reclassified from other comprehensive income[2]	(79)	126
Net current period other comprehensive income (loss)[3]	2,207	(1,041)
Accumulated other comprehensive income (loss) — ending balance	$2,365	$(204)
1.All amounts are net of tax
2.Realized gains and losses were recorded pre-tax under “Investment and other income” in our Consolidated Statements of Comprehensive Income. For the six months ended June 30, 2019, the Company recorded $0.1 million of realized gains from the sale of available-for-sale securities. For the six months ended June 30, 2018, the Company recorded $0.2 million of realized losses from the sale of available-for-sale securities. Refer to Note 9—Fair Value Measurements herein for further information.
3.For the six months ended June 30, 2019 and 2018, the changes in other comprehensive income (loss) were net of a tax expense of $0.6 million and a benefit of $0.3 million, respectively.

	Amounts Reclassified from Accumulated Other Comprehensive Income
	2019	2018
	(in thousands)
Three Months Ended June 30,
Gains (losses) from the sale of available-for-sale securities	$99	$(67)
Tax (expense) benefit	(23)	11
Net gain (loss) reclassified from accumulated other comprehensive income	$76	$(56)
Six Months Ended June 30,
Gains (losses) from the sale of available-for-sale securities	$103	$(156)
Tax (expense) benefit	(24)	30
Net gain (loss) reclassified from accumulated other comprehensive income	$79	$(126)

Note 6—Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded over the estimated useful life of each class of depreciable asset, and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

The following table sets forth the amounts of property and equipment by each class of depreciable asset as of June 30, 2019 and December 31, 2018:

	June 30, 2019 [1]	December 31, 2018
	(in thousands)
Housekeeping and Dietary equipment	$23,865	$22,596
Computer hardware and software	12,484	12,114
Operating lease - right-of-use assets[1]	19,016	—
Other[2]	1,679	920
Total property and equipment, at cost	57,044	35,630
Less accumulated depreciation	27,441	22,730
Total property and equipment, net	$29,603	$12,900
1.Upon the adoption of ASC 842 the Company recognized right-of-use assets pertaining to leases in Property and Equipment, net. Prior period amounts continue to be reported in accordance with previous guidance.
2.Includes furniture and fixtures, leasehold improvements and autos and trucks including auto leases.

Depreciation expense for the three months ended June 30, 2019 and 2018 was $2.3 million and $1.3 million, respectively. Depreciation expense for the six months ended June 30, 2019 and 2018 was $4.8 million and $2.6 million, respectively. Of the depreciation expense recorded for the three and six months ended June 30, 2019, $1.0 million and $2.2 million related to the depreciation of the Company's operating lease - right-of-use assets, respectively.

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

Components of lease expense required by ASC 842 are presented below for the three and six months ended June 30, 2019.

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
	(in thousands)
Lease cost[1]
Operating lease cost	1,016	2,230
Short-term lease cost	340	561
Variable lease cost	131	284
Total lease cost	1,487	3,075
1.ASC 842 was adopted as of January 1, 2019. As such, prior period numbers remain unadjusted and in accordance with prior U.S. GAAP. Lease expense for the three and six months ended June 30, 2018 was $1.1 million and $2.0 million, respectively.

Supplemental information required by ASC 842 is presented below for the six months ended June 30, 2019.

June 30, 2019
(amounts in thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,702
Weighted-average remaining lease term — operating leases	6.9 years
Weighted-average discount rate — operating leases	4.9%

During the three months ended June 30, 2019, the Company's ROU Assets and Lease Liabilities were both reduced by less than $0.1 million due to lease cancellations which are accounted for as noncash transactions. During the six months ended June 30, 2019, the Company's ROU Assets and Lease Liabilities were both reduced by $0.1 million due to lease cancellations.

The following is a schedule by calendar year of future minimum lease payments under operating leases that have remaining terms as of June 30, 2019:

Period/Year	Operating Leases
(in thousands)
July 1 to December 31, 2019	$2,463
2020	4,579
2021	2,778
2022	1,598
2023	1,258
2024	1,285
Thereafter	5,514
Total minimum lease payments	$19,475

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

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remainder of 2019, the following five fiscal years and thereafter:

Period/Year	Total Amortization Expense
(in thousands)
July 1 to December 31, 2019	$2,083
2020	$4,165
2021	$4,165
2022	$4,165
2023	$3,168
2024	$2,035
Thereafter	$4,654

Amortization expense for the three months ended June 30, 2019 and 2018 was $1.0 million and $1.1 million, respectively. Amortization expense for the six months ended June 30, 2019 and 2018 was $2.1 million and $2.2 million, respectively.

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

The Company’s marketable securities consist of tax-exempt municipal bonds, which are classified as available-for-sale and are reported at fair value. Unrealized gains and losses associated with these investments are included in other comprehensive income (net of tax) within the Consolidated Statements of Comprehensive Income. The fair value of these marketable securities is classified within Level 2 of the fair value hierarchy, as these securities are measured using quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable. Such valuations are determined by a third-party pricing service. For the three months ended June 30, 2019 and 2018, the Company recorded unrealized gains of $0.8 million and $0.1 million on marketable securities, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded unrealized gains of $2.2 million and unrealized losses of $1.0 million on marketable securities, respectively.

For the three months ended June 30, 2019 and 2018, the Company received total proceeds, less the amount of interest received, of $3.6 million and $3.3 million, respectively, from sales of available-for-sale municipal bonds. For the three months ended June 30, 2019 and 2018, these sales resulted in realized gains of $0.1 million and realized losses of $0.1 million, respectively. For the six months ended June 30, 2019 and 2018, the Company received total proceeds, less the amount of interest received, of $7.1 million and $5.8 million, respectively, from sales of available-for-sale municipal bonds. For the six months ended June 30, 2019 and 2018, these sales resulted in realized gains of $0.1 million and realized losses of $0.2 million, respectively, which were recorded in “Other income – Investment and other income, net” in the Consolidated Statements of Comprehensive Income. The basis for the sale of these securities was the specific identification of each bond sold during the period.

The investments under the funded deferred compensation plan are accounted for as trading securities and unrealized gains or losses are included in earnings. The fair value of these investments are determined based on quoted market prices (Level 1). For the three months ended June 30, 2019 and 2018, the Company's recognized unrealized gains related to equity securities still held at the reporting date of $1.6 million and $1.0 million, respectively. For the six months ended June 30, 2019 and 2018, the Company's recognized unrealized gains related to equity securities still held at the reporting date of $5.0 million and $1.3 million, respectively.

The following tables provide fair value measurement information for the Company’s marketable securities and deferred compensation fund investments as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$79,533	$79,533	$—	$79,533	$—

Deferred compensation fund
Money Market [1]	$2,438	$2,438	$—	$2,438	$—
Balanced and Lifestyle	9,373	9,373	9,373	—	—
Large Cap Growth	10,506	10,506	10,506	—	—
Small Cap Growth	3,756	3,756	3,756	—	—
Fixed Income	3,662	3,662	3,662	—	—
International	1,741	1,741	1,741	—	—
Mid Cap Growth	2,589	2,589	2,589	—	—
Deferred compensation fund	$34,065	$34,065	$31,627	$2,438	$—

	As of December 31, 2018
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$76,362	$76,362	$—	$76,362	$—

Deferred compensation fund
Money Market [1]	$2,529	$2,529	$—	$2,529	$—
Balanced and Lifestyle	8,265	8,265	8,265	—	—
Large Cap Growth	8,195	8,195	8,195	—	—
Small Cap Growth	3,217	3,217	3,217	—	—
Fixed Income	3,432	3,432	3,432	—	—
International	1,485	1,485	1,485	—	—
Mid Cap Growth	1,990	1,990	1,990	—	—
Deferred compensation fund	$29,113	$29,113	$26,584	$2,529	$—
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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-than-temporary Impairments
	(in thousands)
June 30, 2019
Type of security:
Municipal bonds — available-for-sale	$76,539	$3,003	$(9)	$79,533	$—
Total debt securities	$76,539	$3,003	$(9)	$79,533	$—

December 31, 2018
Type of security:
Municipal bonds — available-for-sale	$76,162	$633	$(433)	$76,362	$—
Total debt securities	$76,162	$633	$(433)	$76,362	$—

The following table summarizes the contractual maturities of debt securities held at June 30, 2019 and December 31, 2018, which are classified as marketable securities in the Consolidated Balance Sheets:

	Municipal Bonds — Available-for-Sale
Contractual maturity:	June 30, 2019	December 31, 2018
	(in thousands)
Maturing in one year or less	$916	$1,645
Maturing in second year through fifth year	23,174	24,649
Maturing in sixth year through tenth year	20,034	14,769
Maturing after ten years	35,409	35,299
Total debt securities	$79,533	$76,362

Note 10—Stock-Based Compensation

The components of the Company’s stock-based compensation expense for the six months ended June 30, 2019 and 2018 are as follows:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Stock options	$1,326	$1,514
Restricted stock and restricted stock units	1,998	1,292
Employee Stock Purchase Plan	335	289
Total pre-tax stock-based compensation expense charged against income [1]	$3,659	$3,095
1.Stock-based compensation expense is recorded in cost of services and selling, general and administrative expense in the Company’s Consolidated Statements of Comprehensive Income.

At June 30, 2019, the unrecognized compensation cost related to unvested stock options and awards was $19.8 million. The weighted average period over which these awards will vest is approximately 2.9 years.

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

As of June 30, 2019, 3.3 million shares of common stock were reserved for issuance under the Plan, including 0.8 million shares available for future grant. No stock award will have a term in excess of 10 years. All awards granted under the Plan become vested and exercisable ratably over a 5 years period on each yearly anniversary of the grant date.

The Nominating, Compensation and Stock Option Committee of the Board of Directors is responsible for determining the terms of the grants in accordance with the Plan.

Stock Options

A summary of stock options outstanding under the Plan as of December 31, 2018 and changes during the six months ended June 30, 2019 is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price
	(in thousands)
December 31, 2018	2,121	$31.53
Granted	188	$40.49
Exercised	(123)	$24.70
Forfeited	(10)	$36.38
Expired	(7)	$27.33
June 30, 2019	2,169	$32.69

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2019 and 2018 was $8.18 and $10.48 per common share, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2019 and 2018 was $1.5 million and $4.7 million, respectively.

The fair value of stock option awards granted in 2019 and 2018 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Six Months Ended June 30,
	2019	2018
Risk-free interest rate	2.5%	2.1%
Weighted average expected life	5.7 years	5.8 years
Expected volatility	22.6%	21.4%
Dividend yield	1.9%	1.5%

The following table summarizes other information about the stock options at June 30, 2019:

June 30, 2019
(amounts in thousands, except per share data)
Outstanding:
Aggregate intrinsic value	$5,846
Weighted average remaining contractual life	5.9 years
Exercisable:
Number of options	1,305
Weighted average exercise price	$28.09
Aggregate intrinsic value	$5,844
Weighted average remaining contractual life	4.7 years

Restricted Stock Units and Restricted Stock

The fair value of outstanding restricted stock units and restricted stock was determined based on the market price of the shares on the date of grant. During the six months ended June 30, 2019, the Company granted 0.2 million restricted stock units with a weighted average grant date fair value of $40.49 per unit. During the six months ended June 30, 2018, the Company granted 0.1 million restricted stock units with a weighted average grant date fair value of $52.06 per share.

During the six months ended June 30, 2019 and 2018, the Company did not grant any restricted stock.

A summary of the outstanding restricted stock units and restricted stock as of December 31, 2018 and changes during the six months ended June 30, 2019 is as follows:

	Restricted Stock Units and Restricted Stock
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2018	241	$45.47
Granted	194	$40.49
Vested	(60)	$42.91
Forfeited	(4)	$45.69
June 30, 2019	371	$43.28

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

Under the ESPP, the Company is authorized to issue up to 4.1 million shares of its common stock to its employees. Pursuant to such authorization, there are 2.2 million shares available for future grant at June 30, 2019.

The expense associated with the options granted under the ESPP during the six months ended June 30, 2019 and 2018 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Six Months Ended June 30,
	2019	2018
Risk-free interest rate	2.57%	1.89%
Weighted average expected life (years)	1.0	1.0
Expected volatility	30.8%	20.8%
Dividend yield	1.9%	1.4%

Deferred Compensation Plan

The Company offers a Supplemental Executive Retirement Plan (“SERP”) for executives and certain key employees. The SERP allows participants to defer a portion of their earned income on a pre-tax basis and as of the last day of each plan year, each participant will be credited with a match of a portion of their deferral in the form of the Company’s common stock based on the then-current market value. Under the SERP, the Company is authorized to issue 1.0 million shares of its common stock to its employees. Pursuant to such authorization, the Company has 0.4 million shares available for future grant at June 30, 2019. At the time of issuance, such shares are accounted for at cost as treasury stock.

The following table summarizes information about the SERP during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
SERP expense [1]	$346	$328
Unrealized gain recorded in SERP liability account	$4,939	$1,118
1.Both the SERP match and the deferrals are included in the selling, general and administrative caption in the Consolidated Statements of Comprehensive Income.

Note 11—Dividends

During the six months ended June 30, 2019, the Company paid regular quarterly cash dividends totaling approximately $29.3 million as follows:

	Quarter Ended
	June 30, 2019	March 31, 2019
	(in thousands, except per share data)
Cash dividend paid per common share	$0.19750	$0.19625
Total cash dividends paid	$14,688	$14,588
Record date	May 24, 2019	February 15, 2019
Payment date	June 28, 2019	March 22, 2019

Additionally, on July 23, 2019, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.19875 per common share, which will be paid on September 27, 2019, to shareholders of record as of the close of business on August 23, 2019.

Cash dividends declared for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cash dividends declared per common share	0.19875	0.19375	0.39625	0.38625

Note 12—Income Taxes

The Company's annual effective tax rate is impacted by the tax effects of option exercises and vested awards, which are treated as discrete items in the reporting period in which they occur, and therefore cannot be considered in the calculation of the estimated annual effective tax rate. The impact on the Company’s income tax provision through the six months ended June 30, 2019 for such discrete items was not material.

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

The Company accounts for income taxes using the asset and liability method, which results in recognizing income tax expense based on the amount of income taxes payable or refundable for the current year. Additionally, the Company regularly evaluates the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on the evaluation, there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years ended December 31, 2013 through 2018 (with regard to U.S. federal income tax returns) and December 31, 2012 through 2018 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2019.

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

The Company’s accounting policies for the segments are generally the same as described in the Company’s significant accounting policies. Differences between the reportable segments’ operating results and other disclosed data and the information in the consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level using other than generally accepted accounting principles. There are certain inventories and supplies that are primarily expensed when incurred within the operating segments, while they are capitalized in the consolidated financial statements. In addition, most corporate expenses such as corporate salary and benefit costs, certain legal costs, debt expense, information technology costs, depreciation, amortization of finite-lived intangible assets, share based compensation costs and other corporate-specific costs, are not allocated to the operating segments. There are also allocations for workers’ compensation and general liability expense within the operating segments that differ from the actual expense recorded by the Company under U.S. GAAP. Segment amounts disclosed are prior to elimination entries made in consolidation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Revenues
Housekeeping[1]	$228,911	$243,402	$462,045	$488,563
Dietary	233,190	258,185	476,167	513,586
Total	$462,101	$501,587	$938,212	$1,002,149

Income before income taxes
Housekeeping	$24,804	$27,817	$51,311	$56,158
Dietary	9,713	15,571	25,138	30,301
Corporate and eliminations[2]	(10,900)	(10,072)	(40,940)	(54,538)
Total	$23,617	$33,316	$35,509	$31,921
1.Prior year Housekeeping were revised for the presentation of the revenues earned by the Company's wholly-owned captive insurance subsidiary. Refer to Note 1—Description of Business and Significant Accounting Policies herein for additional disclosure regarding the revision.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Weighted average number of common shares outstanding - basic	74,352	73,982	74,327	73,947
Effect of dilutive securities [1]	267	505	342	659
Weighted average number of common shares outstanding - diluted	74,619	74,487	74,669	74,606
1.Certain outstanding equity awards are anti-dilutive and were therefore excluded from the calculation of the weighted average number of diluted common shares outstanding.

Anti-dilutive outstanding equity awards under share based compensation plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Anti-dilutive	1,536	681	1,455	640

Note 15—Other Contingencies

Line of Credit

At June 30, 2019, the Company had a $475 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a float rate, based on the Company's leverage ratio, and starting at LIBOR plus 115 basis points (or if LIBOR becomes unavailable, the higher of the Overnight Bank Funding Rate, plus 50 basis points and the Prime Rate). As of both June 30, 2019 and December 31, 2018 there were $30.0 million in borrowings under the line of credit. The line of credit requires the Company to satisfy two financial covenants, with which the Company is in compliance as of June 30, 2019 and expects to remain in compliance. The line of credit expires on December 21, 2023.

At June 30, 2019, the Company also had outstanding $62.7 million in irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $62.7 million at June 30, 2019. The letters of credit expire on January 2, 2020.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items when comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of June 30, 2019 and December 31, 2018 and the notes accompanying those financial statements.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of healthcare facilities, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe we are the largest provider of housekeeping and laundry management services to the long-term care industry in the nation, rendering such services to over 3,300 facilities throughout the continental United States as of June 30, 2019.

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

Dietary consists of managing our clients’ dietary departments, which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support provided by a District Manager specializing in dietary services. We also offer clinical consulting services to our dietary clients, which may be provided as a stand-alone service, or bundled with other dietary department services. Upon beginning service with a client facility, we typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate dietitian services with other facility support functions in accordance with client requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

At June 30, 2019, Housekeeping services were provided at essentially all of our approximately 3,300 client facilities, generating approximately 49.2% or $462.0 million of our total revenues for the six months ended June 30, 2019. Dietary services were provided to over 1,500 client facilities at June 30, 2019 and contributed approximately 50.8% or $476.2 million of our total revenues for the six months ended June 30, 2019.

Three Months Ended June 30, 2019 and 2018

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, for the three months ended June 30, 2019 and 2018. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial results relate primarily to corporate level transactions and adjustments related to transactions recorded at the reportable segment level which use methods other than generally accepted accounting principles.

	Three Months Ended June 30,
	2019	2018	% Change
	(in thousands)
Revenues
Housekeeping[1]	$228,911	$243,402	(6.0)%
Dietary	233,190	258,185	(9.7)%
Consolidated	$462,101	$501,587	(7.9)%

Costs of services provided
Housekeeping[1]	$204,107	$215,138	(5.1)%
Dietary	223,477	242,614	(7.9)%
Corporate and eliminations	(27,099)	(21,465)	26.2%
Consolidated	$400,485	$436,287	(8.2)%

Selling, general and administrative expense
Corporate and eliminations	$38,609	$34,118	13.2%

Investment and other income, net
Corporate and eliminations[1]	$1,393	$2,845	(51.0)%

Interest expense
Corporate and eliminations[1]	$783	$711	10.1%

Income (loss) before income taxes
Housekeeping	$24,804	$28,264	(12.2)%
Dietary	9,713	15,571	(37.6)%
Corporate and eliminations	(10,900)	(10,519)	(3.6)%
Consolidated	$23,617	$33,316	29.1%
1.Prior year Housekeeping and Corporate revenues, costs of services provided and investment and other income, net were revised for the presentation of the revenue and expenses associated with our wholly-owned captive insurance subsidiary. Refer to Note 1—Description of Business and Significant Accounting Policies herein for additional disclosure regarding the revision.

Housekeeping revenues represented approximately 49.5% of consolidated revenues for the three months ended June 30, 2019. Dietary revenues represented approximately 50.5% of consolidated revenues for the three months ended June 30, 2019.

The following table sets forth the ratio of certain items to consolidated revenues:

	Three Months Ended June 30,
	2019	2018
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	86.7%	87.0%
Selling, general and administrative expense	8.4%	6.8%
Other income (expense):
Investment and other income, net	0.3%	0.6%
Interest expense	(0.2)%	(0.1)%
Income before income taxes	5.0%	6.7%
Income tax	1.2%	1.5%
Net income	3.8%	5.2%

Revenues

Consolidated

Consolidated revenues decreased 7.9% to $462.1 million for the three months ended June 30, 2019 compared to $501.6 million for the corresponding period in 2018, as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping and Dietary revenues decreased 6.0% and 9.7%, respectively, during the three months ended June 30, 2019 compared to the corresponding period in 2018, partially driven by the termination of several customers, and with respect to Dietary, adjustments to the Company's contractual relationship with Genesis Healthcare® (“Genesis”). Effective December 1, 2018, Genesis assumed responsibility for direct payment to suppliers for food purchases. HCSG will continue to manage food procurement, and as a result, maintain the same benefits of purchasing scale.

Costs of Services Provided

Consolidated

Consolidated costs of services provided decreased 8.2% to $400.5 million for the three months ended June 30, 2019 compared to $436.3 million for the three months ended June 30, 2018.

The following table provides a comparison of key indicators we consider when managing the consolidated costs of services provided:

	Three Months Ended June 30,
Costs of Services Provided - Key Indicators as a % of Consolidated Revenue	2019	2018	Change
Bad debt provision	0.6%	0.4%	0.2%
Self-insurance costs	2.9%	2.7%	0.2%

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues, increased to 89.2% for the three months ended June 30, 2019 from 88.4% in the corresponding period in 2018. Costs of services provided for Dietary, as a percentage of Dietary revenues, increased to 95.8% for the three months ended June 30, 2019 from 94.0% in the corresponding period in 2018.

The following table provides a comparison of the key indicators we consider when managing costs of services provided at the segment level, as a percentage of the respective segment’s revenues:

	Three Months Ended June 30,
Costs of Services Provided - Key Indicators as a % of Segment Revenue	2019	2018	Change
Housekeeping labor and other labor-related costs	79.6%	78.9%	0.7%
Housekeeping supplies	7.5%	8.0%	(0.5)%
Dietary labor and other labor-related costs	63.7%	57.8%	5.9%
Dietary supplies	29.7%	33.9%	(4.2)%

Variations within these key indicators relate to the provision of services at new facilities and changes in the mix of clients for whom we provide supplies or do not provide supplies. Management focuses on building efficiencies and managing labor and other costs at the facility level, as well as managing supply chain costs, for new and existing facilities. The increase in dietary labor and the reduction in dietary supplies cost was primarily a result of a modification of our contractual relationship with Genesis.

Consolidated Selling, General and Administrative Expense

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under the deferred compensation plan. These investments represent the amounts held on behalf of the participating employees and changes in the value of these investments affect the amount of our deferred compensation liability. Gains on the plan investments during the three months ended June 30, 2019 and 2018 increased our total selling, general and administrative expense for these periods.

Excluding the change in the deferred compensation plan described above, consolidated selling, general and administrative expense increased $3.9 million or 11.6%, to 8.0% of consolidated revenues, for three months ended June 30, 2019 compared to the corresponding period in 2018. The increase was primarily a result of increased legal and other professional fees incurred in connection with the Company's internal investigation related to the Securities and Exchange Commission's inquiry regarding the Company's earnings per share calculation practices.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(in thousands)
Selling, general and administrative expense excluding change in deferred compensation liability	$37,088	$33,231	$3,857	11.6%
Gain on deferred compensation plan investments	1,521	887	634	71.5%
Selling, general and administrative expense	$38,609	$34,118	$4,491	13.2%

Consolidated Investment and Other Income, net

Investment and other income decreased 51.0% for the three months ended June 30, 2019 compared to the corresponding 2018 period, primarily due to favorable market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan. Realized gains and losses on our available-for-sale municipal bonds also impacted consolidated investment income.

Consolidated Interest Expense

Consolidated interest expense increased 10.1% for the three months ended June 30, 2019 compared to the corresponding 2018 period, due to an increase in the Company's cost of borrowing under its $475 million bank line of credit compared to the Company's previous credit agreement which expired during the fourth quarter of 2018.

Consolidated Income Taxes

During the three months ended June 30, 2019, the Company recognized a provision for income taxes of $5.4 million versus $7.5 million for the same period in 2018.

The actual annual effective tax rate will be impacted by the tax effects of option exercises or vested awards, which are treated as discrete items in the reporting period in which they occur, and therefore cannot be considered in the calculation of the estimated annual effective tax rate. The impact on our income tax provision for the three months ended June 30, 2019 for such discrete items was not material.

Six Months Ended June 30, 2019 and 2018

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, for the six months ended June 30, 2019 and 2018. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial results relate primarily to corporate level transactions and adjustments related to transactions recorded at the reportable segment level which use methods other than generally accepted accounting principles.

	Six Months Ended June 30,
	2019	2018	% Change
	(in thousands)
Revenues
Housekeeping[1]	$462,045	$488,563	(5.4)%
Dietary	476,167	513,586	(7.3)%
Consolidated	$938,212	$1,002,149	(6.4)%

Costs of services provided
Housekeeping[1]	$410,734	$431,702	(4.9)%
Dietary	451,030	483,285	(6.7)%
Corporate and eliminations	(34,014)	(9,704)	250.5%
Consolidated	$827,750	$905,283	(8.6)%

Selling, general and administrative expense
Corporate and eliminations	$79,710	$67,895	17.4%

Investment and interest income
Corporate and eliminations[1]	$6,596	$4,385	50.4%

Interest expense
Corporate and eliminations[1]	$1,839	$1,435	28.2%

Income (loss) before income taxes
Housekeeping	$51,311	$56,861	(9.8)%
Dietary	25,137	30,301	(17.0)%
Corporate and eliminations	(40,939)	(55,241)	(25.9)%
Consolidated	$35,509	$31,921	11.2%

1.Prior year Housekeeping and Corporate revenues, costs of services provided and investment and other income, net were revised for the presentation of the revenue and expenses associated with our wholly-owned captive insurance subsidiary. Refer to Note 1—Description of Business and Significant Accounting Policies herein for additional disclosure regarding the revision.

Housekeeping revenues represented 49.2% of consolidated revenues for the six months ended June 30, 2019. Dietary revenues represented approximately 50.8% of consolidated revenues for the six months ended June 30, 2019.

The following table sets forth the ratio of certain items to consolidated revenues:

	Six Months Ended June 30,
	2019	2018
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	88.2%	90.3%
Selling, general and administrative expense	8.5%	6.8%
Other income (expense):
Investment and other income, net	0.7%	0.4%
Interest expense	(0.2)%	(0.1)%
Income before income taxes	3.8%	3.2%
Income tax	0.9%	0.6%
Net income	2.9%	2.6%

Revenues

Consolidated

Consolidated revenues decreased 6.4% to $0.9 billion for the six months ended June 30, 2019 compared to $1.0 billion for the corresponding period in 2018 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping and Dietary revenues decreased 5.4% and 7.3%, respectively, during the six months ended June 30, 2019 compared to the corresponding period in 2018, partially driven by the termination of several customers, and with respect to Dietary, adjustments to the Company's contractual relationship with Genesis.

Costs of services provided

Consolidated

Consolidated costs of services provided decreased 8.6% to $0.8 billion for the six months ended June 30, 2019 compared to $0.9 billion for the six months ended June 30, 2018.

The following table provides a comparison of key indicators we consider when managing the consolidated costs of services provided:

	Six Months Ended June 30,
Costs of Services Provided - Key Indicators as a % of Consolidated Revenue	2019	2018	Change
Bad debt provision	2.3%	3.9%	(1.6)%
Self-insurance costs	2.8%	2.6%	0.2%
The decrease in the bad debt provision is related to our current assessment of the collectability of our accounts and notes receivable during the six months ended June 30, 2019. Our 2018 bad debt provision was adversely impacted by the corporate restructurings of two privately-held, multi-state operators. Our provision for the six months ended June 30, 2019 of $21.5 million was primarily related to the out-of-court restructuring of a privately held Northeast based operator that occurred during the first quarter.

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues, increased to 88.9% for the six months ended June 30, 2019 from 88.4% in the corresponding period in 2018. Costs of services provided for Dietary, as a percentage of Dietary revenues, increased to 94.7% for the six months ended June 30, 2019 from 94.1% in the corresponding period in 2018.

The following table provides a comparison of the key indicators we consider when managing costs of services provided at the segment level, as a percentage of the respective segment’s revenues:

	Six Months Ended June 30,
Costs of Services Provided - Key Indicators as a % of Segment Revenue	2019	2018	Change
Housekeeping labor and other labor-related costs	79.3%	78.8%	0.5%
Housekeeping supplies	7.6%	8.0%	(0.4)%
Dietary labor and other labor-related costs	62.7%	57.1%	5.6%
Dietary supplies	29.6%	34.9%	(5.3)%

Variations within these key indicators relate to the provision of services at new facilities and changes in the mix of clients for whom we provide supplies or do not provide supplies. Management focuses on building efficiencies and managing labor and other costs at the facility level, as well as managing supply chain costs, for new and existing facilities. The increase in dietary labor and the reduction in dietary supplies cost was primarily a result of a modification of our contractual relationship with Genesis.

Selling, General and Administrative Expense

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under the deferred compensation plan. These investments represent the amounts held on behalf of the participating employees and changes in the value of these investments affect the amount of our deferred compensation liability. Gains on the plan investments during the six months ended June 30, 2019 and 2018 increased our total selling, general and administrative expense for these periods.

Excluding the change in the deferred compensation plan described above, consolidated selling, general and administrative expense increased $8.0 million or 12.0% of consolidated revenues, for the six months ended June 30, 2019 compared to the corresponding period in 2018. The increase was primarily a result of increased legal and other professional fees incurred in connection with the Company's internal investigation related to the Securities and Exchange Commission's inquiry regarding the Company's earnings per share calculation practices.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(in thousands)
Selling, general and administrative expense excluding change in deferred compensation liability	$74,771	$66,777	$7,994	12.0%
Gain on deferred compensation plan investments	4,939	1,118	3,821	341.8%
Selling, general and administrative expense	$79,710	$67,895	$11,815	17.4%

Consolidated Investment and Interest Income, net

Investment and other income increased 50.4% for the six months ended June 30, 2019 compared to the corresponding 2018 period, primarily due to favorable market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan. Realized gains and losses on our available-for-sale municipal bonds also impacted consolidated investment income.

Consolidated Interest Expense

Consolidated interest expense increased 28.2% for the six months ended June 30, 2019 compared to the corresponding 2018 period, due to an increase in the Company's costs of borrowing under its $475 million bank line of credit compared to the Company's previous credit agreement which expired during the fourth quarter of 2018.

Consolidated Income Taxes

During the six months ended June 30, 2019 and 2018, the Company recognized a provision for income taxes of $8.2 million and $6.0 million, respectively.

The actual annual effective tax rate will be impacted by the tax effects of option exercises or vested awards, which are treated as discrete items in the reporting period in which they occur, and therefore cannot be considered in the calculation of the estimated annual effective tax rate. The impact on our income tax provision for the six months ended June 30, 2019 for such discrete items was not material.

Liquidity and Capital Resources

Cash generated through operations is our primary source of liquidity. At June 30, 2019, we had cash, cash equivalents and marketable securities of $95.7 million and working capital of $357.6 million, compared to December 31, 2018 cash, cash equivalents and marketable securities of $102.4 million and working capital of $344.7 million. Our current ratio was 3.4 to 1 at June 30, 2019 versus 3.1 to 1 at December 31, 2018.

For the six months ended June 30, 2019 and 2018, our cash flows were as follows:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$20,339	$27,395
Net cash used in investing activities	$(3,498)	$(6,028)
Net cash used in financing activities	$(26,710)	$(17,769)

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

Financing Activities

The primary use of cash for financing activities is the payment of dividends. We have paid regular quarterly cash dividends since the second quarter of 2003. During 2019, we paid regular quarterly cash dividends to shareholders totaling $29.3 million as follows:

	Quarter Ended
	June 30, 2019	March 31, 2019
	(amounts in thousands, except per share data)
Cash dividend paid per common share	$0.19750	$0.19625
Total cash dividends paid	$14,688	$14,588
Record date	May 24, 2019	February 15, 2019
Payment date	June 28, 2019	March 22, 2019

The dividends paid to shareholders during the six months ended June 30, 2019 were funded by cash generated from operations. Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or regarding the amount of future dividend payments, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

The primary source of cash from financing activities is the net borrowings under our bank line of credit. We borrow for general corporate purposes as needed throughout the year. The outstanding short-term borrowings balance as of June 30, 2019 relates to cash flow requirements due to the timing of cash receipts and cash payments. Another source of cash from financing activities are the proceeds from the exercise of stock options by employees and directors.

We remain authorized to repurchase 1.7 million shares of our Common Stock pursuant to previous Board of Directors’ authorization. During the three and six months ended June 30, 2019 and 2018, we repurchased our Common Stock as part of the dividend reinvestment related to treasury shares held within the Deferred Compensation Plan. The number of shares and value of shares repurchased were immaterial for the three and six months ended June 30, 2019 and 2018.

Line of Credit

At June 30, 2019, we had a $475 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a floating rate, based on our leverage ratio, and starting at LIBOR plus 115 basis points (or if LIBOR becomes unavailable, the higher of the Overnight Bank Funding Rate, plus 50 basis points and the Prime Rate). At June 30, 2019, there were $30.0 million in borrowings under the line of credit.

The line of credit requires us to satisfy two financial covenants. The covenants and their respective status at June 30, 2019 were as follows:

Covenant Descriptions and Requirements	As of June 30, 2019
Funded debt [1] to EBITDA [2] ratio: less than 3.50 to 1.00	0.62
EBITDA to Interest Expense ratio: not less than 3.00 to 1.00	35.05
1.All indebtedness for borrowed money including, but not limited to, capitalized lease obligations, reimbursement obligations in respect of letters of credit and guarantees of any such indebtedness.
2.Net income plus interest expense, income tax expense, depreciation, amortization, stock compensation expense and extraordinary non-recurring losses/gains.

As noted above, we were in compliance with our financial covenants at June 30, 2019 and we expect to remain in compliance. The line of credit expires on December 21, 2023.

At June 30, 2019, we also had outstanding $62.7 million in irrevocable standby letters of credit, which relate to payment obligations under our insurance programs.

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

Summarized below are the balances in our allowance for doubtful accounts, along with the provision for bad debts and net write-offs for each quarter during the six months ended June 30, 2019. The aggregate client account balances to which the reserve balances relate totaled $115.7 million, $134.0 million, $115.7 million as of December 31, 2018, March 30, 2019 and June 30, 2019, respectively.

Allowance for Doubtful Accounts
(in thousands)
Balance December 31, 2018	$57,209
Provision for bad debts	18,470
Net write-offs of client accounts receivable	(7,049)
Balance March 31, 2019	68,630
Provision for bad debts	2,995
Net write-offs of client accounts receivable	(18,206)
Balance June 30, 2019	$53,419

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
A summary schedule of our impaired notes receivable, net of interest, and the related reserve of such notes, for the six months ended June 30, 2019 is as follows:

	Balance December 31, 2018	Additions	Deductions	Balance June 30, 2019
	(in thousands)
Impaired notes receivable	$25,704	$3,302	$(527)	$28,479
Reserve for impaired notes receivable	$13,472	$2,927	$(497)	$15,902

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2019, we had $95.7 million in cash, cash equivalents and marketable securities. The fair values of all of our cash equivalents and marketable securities are determined based on “Level 1” or “Level 2” inputs, which are based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Based on their evaluation as of June 30, 2019, pursuant to Exchange Act Rule 13a-15(b), our Management, including our President and Chief Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act 13a-15(e)) are effective.

Changes in Internal Controls over Financial Reporting

During the first quarter of 2019, the Company implemented a new Enterprise Resource Planning system ("ERP"). As a result of this implementation, the Company modified certain existing internal controls as well as implemented new controls and procedures related to the new ERP. The Company continued to evaluate the design and operating effectiveness of these internal controls during the second quarter of 2019.

Except with respect to the continued implementation of the ERP, there were no changes in the Company's internal controls over financial reporting that occurred the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Beginning in November 2017, the Company has been in dialogue with the SEC regarding EPS calculation, rounding and reporting practices and in March 2018 we learned that the SEC had opened a formal investigation into these matters. In response to the SEC’s investigation, during the fourth quarter of 2018, the Company authorized its outside counsel to conduct an internal investigation, under the direction of the Company’s Audit Committee regarding these matters. The internal investigation was completed in March 2019 and prior to the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this Report:

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following financial information from the Company’s Form 10-Q for the quarterly period ended June 30, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE SERVICES GROUP, INC.

Date:	July 26, 2019	/s/ Theodore Wahl
Theodore Wahl
President & Chief Executive Officer
(Principal Executive Officer)

Date:	July 26, 2019	/s/ John C. Shea
John C. Shea
Chief Financial Officer
(Principal Financial and Accounting Officer)