Form 10-K
period 2019-12-31
HEALTHCARE SERVICES GROUP INC
filed 2020-02-21
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________.
Commission file number: 0-12015

 HEALTHCARE SERVICES GROUP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2018365
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3220 Tillman Drive, Suite 300, Bensalem, PA	19020
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(215) 639-4274

Securities registered pursuant to Section 12(b) of the 1934 Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock ($.01 par value)	HCSG	The NASDAQ Global Select Market

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  ☐    NO  ☑
The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant as of the close of business on June 28, 2019 was approximately $1.43 billion based on the closing sale price of the Common Stock on the NASDAQ Global Select Market on that date. The determination of affiliate status is not a determination for any other purpose. The Registrant does not have any non-voting common equity authorized or outstanding.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock (Common Stock, $.01 par value) as of the latest practicable date (February 19, 2020). 74,404,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 26, 2020 have been incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

Healthcare Services Group, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2019

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the healthcare industry, primarily providers of long-term care; having a significant portion of our consolidated revenues contributed by one customer during the year ended December 31, 2019; credit and collection risks associated with the healthcare industry; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the healthcare industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor-related matters such as minimum wage increases; the Company's expectations with respect to selling, general, and administrative expense; continued realization of tax benefits arising from our corporate reorganization and self-funded health insurance program; the impact of the SEC investigation and the class action lawsuit; risks associated with the reorganization of our corporate structure; and the risk factors described in Part I of this report under “Government Regulation of Clients,” “Service Agreements and Collections,” and "Competition;" under Item IA. “Risk Factors.”

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

PART I

In this Annual Report on Form 10-K for the year ended December 31, 2019, Healthcare Services Group, Inc. (together with its wholly-owned subsidiaries listed in Exhibit 21, which has been filed as part of this Report) is referred to using terms such as the “Company,” “we,” “us” or “our.”

Item I.   Business.

General

Healthcare Services Group, Inc. is a Pennsylvania corporation, incorporated on November 22, 1976. We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of healthcare facilities, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to over 3,000 facilities throughout the continental United States as of December 31, 2019.

Segment Information

The information called for herein is discussed below in Description of Services, and within Item 8 of this Annual Report on Form 10-K under Note 15—Segment Information in the Notes to Consolidated Financial Statements for the years ended December 31, 2019, 2018 and 2017.

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

Housekeeping

Housekeeping accounted for approximately 49.4%, or $909.5 million, of our consolidated revenues in 2019. The services provided under this segment include managing our clients’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the clients’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the clients’ facilities. Upon beginning service with a client facility, we typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with client requests. Such management personnel also oversee the execution of various cost and quality-control procedures including continuous training and employee evaluation, and on-site testing for infection control.

Housekeeping’s operating performance is significantly impacted by our management of labor costs. Management reviews costs as a percentage of revenues, in order to normalize and evaluate such costs in the context of the Company’s growth. Housekeeping labor costs represented approximately 80.2% of Housekeeping revenues for 2019. Changes in employee compensation resulting from legislative or other governmental actions, market factors, adjustments to staffing levels, and the composition of our labor force may adversely impact these costs. Similarly, an increase in the costs of supplies consumed in performing Housekeeping services may impact Housekeeping’s operating performance. In 2019, the cost of Housekeeping supplies as a percentage of Housekeeping revenues was 7.4%. Generally, the cost of such supplies is dictated by specific product market conditions, subject to price fluctuations influenced by factors outside of our control. Where possible, we negotiate fixed pricing from vendors for an extended period of time on certain supplies to mitigate such price fluctuations.

Dietary

Dietary services represented approximately 50.6%, or $931.3 million, of our consolidated revenues in 2019. Dietary services consist of managing our clients’ dietary departments, which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support provided by a District Manager specializing in dietary services. We also offer clinical consulting services to our dietary clients, which may be provided as a stand-alone service, or bundled with other dietary department services. Upon beginning service with a client facility, we typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate dietitian services with other facility support functions in accordance with client requests. Such management personnel also oversee the execution of various cost and quality-control procedures including continuous training and employee evaluation.

Dietary operating performance is impacted by price fluctuations in labor and supply costs resulting from similar factors discussed above for Housekeeping. In 2019, the costs of labor and food-related supplies represented approximately 63.6% and 29.3% of Dietary revenues, respectively.

Significant Customers

For the years ended December 31, 2019 and 2018, both the Housekeeping and Dietary segments earned revenue from several significant customers, including Genesis Healthcare, Inc. ("Genesis"). For the years ended December 31, 2019 and 2018, Genesis accounted for $287.8 million or 15.6% and $386.7 million or 19.3% of the Company's consolidated revenues, respectively.

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

Vice Presidents of Operations are ultimately responsible for all aspects of the operations, compliance and financial performance of the Directors of Operations they oversee.

We believe our organizational structure facilitates our ability to best serve and expand our service offerings to existing clients, while also securing new clients.

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

Marketing and Sales

Our services are primarily marketed by our Chief Revenue Officer, Vice Presidents of Sales, and Directors of Sales. These marketing and sales efforts are supported by all levels of our corporate and operational management team. We provide incentive compensation to our sales and operational personnel based on achieving financial and non-financial goals and objectives, which are aligned with the key elements we believe are necessary for us to achieve overall improvement in our financial results, along with continued business development.

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

We have had varying collections experiences with respect to our accounts and notes receivable. We have sometimes extended the period of payment for certain clients beyond contractual terms. Such clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for such collection issues and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $25.5 million, $51.4 million and $6.3 million in the years ended December 31, 2019, 2018 and 2017, respectively (see Schedule II - Valuation and Qualifying Accounts and Reserves for year-end balances). As a percentage of total revenues, these provisions represented approximately 1.4% for the year ended December 31, 2019, and 2.6% and 0.3% for the years ended December 31, 2018 and 2017, respectively. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We establish credit limits through our payment terms, perform ongoing credit evaluations and monitor accounts to minimize the risk of loss. Despite our efforts to minimize credit risk exposure, clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact on their cash flows, it could have a material adverse effect on our results of operations and financial condition.

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

Employees

At December 31, 2019, we employed over 51,000 people, of which approximately 6,000 were corporate and field management personnel. The Company's employment of some of its employees is subject to collective bargaining agreements that are negotiated by individual client facilities and are assented by us, so as to bind us as an “employer” under the agreements. In other cases, we are direct parties to the agreements. We may be adversely affected by relations between our client facilities and their employee unions, or between us and such unions. We consider our relationship with our employees to be good.

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

Genesis contributed 15.6% and 19.3% of our total consolidated revenues for the years ended December 31, 2019 and 2018, respectively. Although we expect to continue the relationship with Genesis, there can be no assurance thereof. The loss of Genesis as a client, or a significant reduction in the revenues we receive from Genesis, could have a material adverse effect on the results of operations of our two operating segments and the Company. In addition, if Genesis fails to abide by current payment terms it could increase our accounts receivable balance and have a material adverse effect on our cash flows.

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

States in which our clients are located could experience significant budget deficits and such deficits may result in reduction of reimbursements to nursing homes.

States in which our clients are located could have budget deficits as a result of lower than projected revenue collections and increased demand for the funding of entitlements. As a result of these and other adverse economic factors, state Medicaid programs have and may revise reimbursement structures for nursing home services. Any disruption or delay in the distribution of Medicaid and related payments to our clients will adversely affect their cash flows and impact their ability to pay us as agreed upon for the services provided.

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

We have sometimes extended the period of payment for certain clients beyond contractual terms. Such clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for such collection issues and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $25.5 million for the year ended December 31, 2019 as compared to $51.4 million and $6.3 million for the years ended December 31, 2018 and 2017, respectively. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We establish credit limits through our payment terms, perform ongoing credit evaluations and monitor accounts to minimize the risk of loss. Despite our efforts to minimize credit risk exposure, clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our clients experience a negative impact on their cash flows, it could have a material adverse effect on our results of operations, financial condition and cash flows.

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

In addition to the SEC investigation and class action lawsuit, we are currently involved in civil litigation and government inquiries which arise in the ordinary course of business. These matters relate to, among other things, general liability, payroll or employee-related matters. Legal actions could result in substantial monetary damages and expenses and may adversely affect our reputation and business status with our clients, whether or not we are ultimately determined to be liable. The outcome of litigation, particularly class action and collective action lawsuits and regulatory actions, is difficult to assess or quantify. The plaintiffs in these types of actions may seek recovery of very large or indeterminate amounts, and estimates may remain unknown for substantial periods of time.

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

We do not enter into long-term contractual agreements with our clients for the rendering of our services. Our agreements with clients typically provide for a renewable one year service term, cancelable by either party upon 30 to 90 days’ notice after an initial period of 60 to 120 days. Consequently, our clients can unilaterally decrease the amount of services we provide or terminate all services pursuant to the terms of our service agreements. Although we have historically had a favorable client retention rate and expect to continue to maintain satisfactory relationships with our clients, in the event the Company were to lose a significant number of clients, such loss could in the aggregate materially adversely affect our consolidated results of operations and financial position.

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

Our business is subject to various federal, state, and local laws and regulations in areas such as labor, employment, immigration, and health and safety. These laws frequently evolve through case law, legislative changes and changes in regulatory interpretation, implementation and enforcement. Our policies and procedures and compliance programs are subject to adjustments in response to these changing regulatory and enforcement environments, which could increase our cost of services provided. Although we have contractual rights to pass through cost increases we incur to our clients due to regulatory changes, our delay in, or inability to pass such costs through to our clients, could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition, if we fail to comply with applicable laws, we may be subject to lawsuits, investigations, criminal sanctions or civil remedies, including fines, penalties, damages, reimbursements, or injunctions. Also, our clients’ facilities are subject to periodic inspection by federal, state, and local authorities for compliance with state and local departments of health requirements. Expenses resulting from failed inspections of the departments that we service could result in our clients being fined and seeking recovery from us, which could also adversely impact our financial condition, results of operations and cash flows.

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

In fiscal 2019, one distributor distributed approximately 50% of our food and non-food dining supplies, and if our relationship or their business were to be disrupted, we could experience disruptions to our operations and cost structure.

Although we negotiate the pricing and other terms for the majority of our purchases of food and dining supplies directly with national manufacturers, we procure these products and other items through Sysco Corporation. Sysco, is responsible for tracking our orders and delivering products to our specific locations. If our relationship with, or the business of, Sysco were to be disrupted, we would have to arrange alternative distributors and our operations and cost structure could be adversely affected in the short term.

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

The historical performance of our Common Stock reflects high market expectations for our future operating results. Our business strategy focuses on growth and improving profitability through obtaining service agreements with new clients, providing new services to existing clients, obtaining modest price increases on service agreements with clients and maintaining internal cost reduction strategies at our various operational levels. With respect to providing new services to new or existing clients, our strategy is to achieve corresponding profit margins in each of our segments. If we are unable to continue either historical client revenue and profitability growth rates or projected improvement, our operating performance may be adversely affected and the high expectations for our market performance may not be met. Any failure to meet the market’s high expectations for our revenue and operating results may have an adverse effect on the market price of our Common Stock.

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

On March 22, 2019, a putative shareholder class action lawsuit alleging violations of the federal securities laws was filed against the Company and our Chief Executive Officer in the U.S. District Court for the Eastern District of Pennsylvania in connection with the matters related to the SEC investigation. The class action complaint was amended on September 17, 2019. Please refer to “Item 3. Legal Proceedings” and “Note 17—Other Contingencies ” to the consolidated financial statements included in this Form 10-K for more information. We cannot predict the outcome of the lawsuit, the magnitude of any potential losses or the effect such litigation may have on us or our operations. Regardless of the outcome, lawsuits and investigations involving us, or our current or former officers and directors, could result in significant expenses and divert attention and resources of our management and other key employees. We could be required to pay damages or other penalties or have injunctions or other equitable remedies imposed against us or our current or former directors and officers including any obligation to indemnify our current and former directors and officers in connection with lawsuits, governmental investigations and related litigation or settlement amounts. Such amounts could exceed the coverage provided under our insurance policies. Any of these factors could harm our reputation, business, financial condition, results of operations or cash flows. In addition, the Company may be subject to further litigation from third parties related to the matters under review by the SEC.

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

We expect to continue to pay a regular quarterly cash dividend. However, our dividend policy and the payment of future cash dividends under the policy are subject to the final determination each quarter by our Board of Directors that (i) the dividend will be made in compliance with laws applicable to the declaration and payment of cash dividends, including Section 1551(b) of the Pennsylvania Business Corporation Law, and (ii) the policy remains in our best interests, which determination will be based on a number of factors, including the impact of changing laws and regulations, economic conditions, our results of operations and/or financial condition, capital resources, financial covenants under our credit facility and other factors considered relevant by the Board of Directors. While we have continually increased the amount of our dividends, given these considerations, there can be no assurance these increases will continue and our Board of Directors may increase or decrease the amount of the dividend at any time and may also decide to suspend or discontinue the payment of cash dividends in the future. Any decrease in the amount of the dividend, or suspension or discontinuance of the payment of a dividend, could cause our stock price to decline.

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

Our business could be negatively affected as a result of actions of activist shareholders, and such activism could impact the trading value of our securities.

Shareholders may, from time to time, engage in proxy solicitations or advance shareholder proposals, or otherwise attempt to effect changes and assert influence on our board of directors and management. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition. A proxy contest would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require significant time and attention by our board of directors and management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may result in the loss of potential business opportunities, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results. If individuals are ultimately elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our shareholders. We may choose to initiate, or may become subject to, litigation as a result of a proxy contest or matters arising from a proxy contest, which would serve as a further distraction to our board of directors and management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Item 1B.   Unresolved Staff Comments.

None.

Item 2.   Properties.

We lease our corporate offices, located at 3220 Tillman Drive, Bensalem, Pennsylvania 19020. We also lease office space at other locations in Colorado, South Carolina, Connecticut, Georgia, Texas and New Jersey. The New Jersey office is the headquarters of our wholly-owned subsidiaries. The other locations serve as divisional or regional offices providing management and administrative services to both of our operating segments in their respective geographical areas.

We are also provided with office and storage space at each of our clients’ facilities.

Management does not foresee any difficulties with regard to the continued utilization of these premises. We also believe that such properties are sufficient to support our current operations.

We own office furniture and equipment, housekeeping and laundry equipment, and vehicles. The office furniture and equipment and vehicles are primarily located at the corporate office, divisional and regional offices. We have housekeeping equipment at all client facilities where we provide services under a full service housekeeping agreement. Generally, the aggregate cost of housekeeping equipment located at each client facility is approximately $4,000. Additionally, we have laundry installations at certain client facilities. We believe that such laundry equipment, office furniture and equipment, housekeeping equipment and vehicles are sufficient to support our current operations.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s Common Stock, $0.01 par value (the “Common Stock”), is traded under the symbol “HCSG” on the NASDAQ Global Select Market. As of February 19, 2020, there were approximately 74.4 million shares of our Common Stock outstanding.

Holders

As of February 19, 2020, we had approximately 400 holders of record of our Common Stock. This does not include persons who hold our Common Stock in nominee or “street name” accounts through brokers or banks.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the Company’s equity compensation plans, on an aggregated basis, the number of shares of our Common Stock subject to outstanding stock awards, the weighted-average exercise price of stock awards, and the number of shares remaining available for future award grants as of December 31, 2019.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Issued and not Exercised)
Plan Category	(a)		(b)	(c)
	(in thousands, except per share amounts)
Equity compensation plans approved by security holders	2,107	1	$32.99	3,285	2
Equity compensation plans not approved by security holders	—		—	—
Total	2,107		$32.99	3,285

1.Represents shares of Common Stock issuable upon exercise of outstanding stock awards granted under the 2012 Equity Incentive Plan ("the 2012 Plan") and carryover shares from pre-existing Plans.
2.Includes stock awards to purchase 0.8 million shares available for future grant under the 2012 Plan, 2.1 million shares available for issuance under the Company’s 1999 Employee Stock Purchase Plan (the “1999 Plan”) as amended and 0.4 million shares available for issuance under the Company’s Amended and Restated Deferred Compensation Plan (the "Deferred Compensation Plan"). Treasury shares may be issued under the 1999 Plan and the Company’s Amended and Restated Deferred Compensation Plan.

Performance Graph

The following graph matches Healthcare Services Group, Inc.’s cumulative five-year total shareholder return on Common Stock with the cumulative total returns of the S&P 500 index, the NASDAQ Composite index and the Russell 2000 index. The graph tracks the performance of a $100 investment in our Common Stock and in each index (with the reinvestment of all dividends) from December 31, 2014 to December 31, 2019. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

Comparison of 5 Year Cumulative Total Return*

Among Healthcare Services Group, Inc., the S&P 500 Index, the NASDAQ Composite Index and the Russell 2000 Index

*$100 invested on December 31, 2014 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2020 Standard & Poor’s, a division of S&P Global. All rights reserved.
Copyright© 2020 Russell Investment Group. All rights reserved.

	December 31,
Company/Index	2014	2015	2016	2017	2018	2019
Healthcare Services Group, Inc.	$100.00	$115.15	$131.93	$180.44	$140.04	$87.18
S&P 500	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86
Russell 2000	$100.00	$95.59	$115.95	$132.94	$118.30	$148.49
NASDAQ Composite	$100.00	$106.96	$116.45	$150.96	$146.67	$200.49

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

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)
Selected Operating Results
Revenues [1]	$1,840,778	$2,002,601	$1,861,206	$1,559,400	$1,435,882
Net income	$64,581	$83,524	$88,226	$77,396	$58,024
Basic earnings per common share	$0.87	$1.13	$1.20	$1.06	$0.81
Diluted earnings per common share	$0.87	$1.12	$1.19	$1.05	$0.80
Selected Balance Sheet Data
Total assets	$722,592	$692,603	$676,003	$528,446	$480,949
Stockholders’ equity	$460,305	$440,780	$399,952	$338,842	$296,456
Selected Other Financial Data
Working capital	$367,081	$344,745	$343,238	$313,753	$269,277
Cash dividends declared per common share	$0.7975	$0.7775	$0.7575	$0.7375	$0.7175
Weighted average number of common shares outstanding - basic	74,362	74,002	73,355	72,754	71,826
Weighted average number of common shares outstanding - diluted	74,590	74,612	74,348	73,474	72,512
1.Prior year revenues were revised for the presentation of the revenue associated with our wholly-owned captive insurance subsidiary. Refer to Note 1 - Description of Business and Significant Accounting Policies herein for additional disclosure regarding the revision.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our Consolidated Financial Statements and the related notes to those statements included elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors,” and elsewhere in this report on Form 10-K. We are on a calendar year end, and except where otherwise indicated, “2019” refers to the year ended December 31, 2019, and “2018” refers to the year ended December 31, 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items in comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of December 31, 2019 and for the year then ended and the notes accompanying those financial statements.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of healthcare facilities, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to over 3,000 facilities throughout the continental United States as of December 31, 2019.

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

At December 31, 2019, Housekeeping services were provided at essentially all of our more than 3,000 client facilities, generating approximately 49.4%, or $909.5 million, of 2019 total revenues. Dietary services were provided to over 1,500 client facilities at December 31, 2019 and contributed approximately 50.6%, or $931.3 million, of 2019 total revenues.

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

When evaluating financial performance, we consider the ratio of certain financial items to consolidated revenues. The table below summarizes those metrics for 2019, 2018 and 2017:

	Relation to Consolidated Revenues Years Ended December 31,
	2019	2018	2017
Revenues	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	87.6%	88.3%	86.5%
Selling, general and administrative	8.2%	6.8%	6.8%
Investment and other income, net	0.6%	0.3%	0.6%
Interest expense	(0.2)%	(0.2)%	(0.2)%
Income before income taxes	4.6%	5.0%	7.1%
Income taxes	1.1%	0.8%	2.4%
Net income	3.5%	4.2%	4.7%

Subject to the factors noted in the "Cautionary Statement Regarding Forward Looking Statements" included in this report on Form 10-K, we expect that our consolidated financial performance in 2020 may be comparable to the historical ratios above, absent the effects of adjustments to our bad debt expense and self-insurance reserves in costs of services provided and the change in the provision for income taxes. We anticipate that for 2020, Dietary revenues will increase as a percentage of consolidated revenues by expanding upon the services performed for our current Housekeeping client base. Our expected growth in Housekeeping will primarily come from obtaining new clients.

Our costs of services can vary and may impact our operating performance. Management reviews two key indicators (costs of labor and costs of supplies as percentages of segment revenues) to monitor and manage such costs. The variability of these costs may impact each segment differently, as Housekeeping is more significantly impacted by costs of labor than Dietary. Labor costs accounted for approximately 80.2% of Housekeeping revenues in 2019. Dietary labor costs accounted for approximately 63.6% of Dietary revenues in 2019. Changes in wage rates as a result of legislative or collective bargaining actions, market factors, adjustments to staffing levels, and other variations in our use of labor or in management labor costs can result in variability of these costs. Housekeeping supplies, including linen products, accounted for approximately 7.4% of Housekeeping revenues in 2019. In contrast, supplies consumed in performing our Dietary services accounted for approximately 29.3% of Dietary revenues. Generally, fluctuations in these expenses are influenced by factors outside of our control and are unpredictable. Housekeeping and Dietary supplies are principally commodity products and are affected by market conditions specific to the respective products.

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

Years Ended December 31, 2019 and 2018

The following table sets forth the 2019 income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis compared to 2018. The differences between the reportable segments’ operating results and other disclosed data and our Consolidated Financial Statements relate primarily to corporate level transactions and adjustments related to transactions recorded at the reportable segment level which use methods other than generally accepted accounting principles.

	Year Ended December 31,
	2019	2018	% Change
	(in thousands)
Revenues
Housekeeping [1]	$909,499	$967,606	(6.0)%
Dietary	931,279	1,034,995	(10.0)%
Consolidated	$1,840,778	$2,002,601	(8.1)%

Costs of services provided
Housekeeping [1]	$815,326	$861,702	(5.4)%
Dietary	888,010	974,433	(8.9)%
Corporate and eliminations	(90,459)	(67,973)	33.1%
Consolidated	$1,612,877	$1,768,162	(8.8)%

Selling, general and administrative expense
Corporate	$150,022	$136,603	9.8%

Investment and interest income
Corporate[1]	$10,676	$5,168	106.6%

Interest expense
Corporate	$(3,459)	$(3,094)	11.8%

Income (loss) before income taxes
Housekeeping	$94,173	$105,904	(11.1)%
Dietary	43,269	60,562	(28.6)%
Corporate and eliminations	(52,346)	(66,556)	(21.4)%
Consolidated	$85,096	$99,910	(14.8)%

Income taxes
Corporate	$20,515	$16,386	25.2%
1.Prior year Housekeeping revenues, costs of services provided and investment and other income were revised for the presentation of the revenue and expenses associated with our wholly-owned captive insurance subsidiary. Refer to Note 1—Description of Business and Significant Accounting Policies herein for additional disclosure regarding the revision.

Revenues

Consolidated

Consolidated revenues decreased 8.1% to $1.8 billion in 2019 compared to $2.0 billion in 2018 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping’s 6.0% decrease in reportable segment revenues were partially driven by the termination of several customers due to the Company exiting facilities in conjunction with operator transitions where we had been unable to come to agreeable terms, typically including accelerated payment and stricter credit terms with new operators. Our Dietary segment was impacted by the same factors as Housekeeping, however the decline in dining revenues was primarily the result of the adjustments to the Company's contractual relationship with Genesis. Effective December 1, 2018, Genesis assumed responsibility for direct payment to suppliers for food purchases. HCSG will continue to manage food procurement, and as a result, maintain the same benefits of purchasing scale.

Costs of services provided

Consolidated

Consolidated costs of services decreased 8.8% to $1.6 billion in 2019 compared to $1.8 billion in 2018.

The following table provides a comparison of the key indicators we consider when managing the consolidated cost of services provided:

	Year Ended December 31,
Costs of Services Provided - Key Indicators as % of Consolidated Revenue	2019	2018	% Change
Bad debt provision	1.4%	2.6%	(1.2)%
Self-insurance costs	2.7%	1.9%	0.8%

The decrease in the bad debt provision is related to our current assessment of the collectability of our accounts and notes receivable. Our 2018 bad debt provision was adversely impacted by the corporate restructurings of two privately-held, multi-state operators. The increase in self-insurance costs as a percentage of consolidated revenue was primarily impacted by an adjustment to the Company's self-insurance liability during 2018 in which the Company's provision for prior year claims was favorably adjusted as the Company's expected future payment obligations had been reduced.

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues for 2019, increased to 89.6% compared to 89.1% in 2018. Cost of services provided for Dietary, as a percentage of Dietary revenues for 2019, increased to 95.4% compared to 94.1% in 2018.

The following table provides a comparison of the key indicators we consider when managing cost of services at the segment level, as a percentage of the respective segment’s revenues:

	Year Ended December 31,
Costs of Services Provided - Key Indicators as % of Segment Revenue	2019	2018	% Change
Housekeeping labor and other labor-related costs	80.2%	79.4%	0.8%
Housekeeping supplies	7.4%	7.8%	(0.4)%
Dietary labor and other labor-related costs	63.6%	57.2%	6.4%
Dietary supplies	29.3%	34.4%	(5.1)%

Variations within these key indicators relate to the provision of services at new facilities and changes in the mix of clients for whom we provide supplies or do not provide supplies. Management focuses on building efficiencies and managing labor and other costs at the facility level, as well as managing supply chain costs, for new and existing facilities. The increase in dietary labor and the reduction in dietary supplies cost was primarily a result of the modification of our contractual relationship with Genesis.

Consolidated Selling, General and Administrative Expense

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under the deferred compensation plan. These investments represent the amounts held on behalf of the participating employees and changes in the value of these investments affect the amount of our deferred compensation liability. Gains on the plan investments during 2019 increased our selling, general and administrative expense for the year. Losses on the plan investments during 2018 decreased our selling, general and administrative expense for the year.

Excluding the change in the deferred compensation plan described above, consolidated selling, general and administrative expense for 2019 increased $4.6 million or 3.3% compared to 2018. The increase was primarily a result of increased legal and other professional fees incurred in connection with the Securities and Exchange Commission's inquiry regarding the Company's earnings per share calculation practices.

	Year Ended December 31,
	2019	2018	$ Change	% Change
	(in thousands)
Selling, general and administrative expense excluding change in deferred compensation liability	$142,669	$138,072	$4,597	3.3%
Gain (Loss) on deferred compensation plan investments	7,353	(1,469)	8,822	600.5%
Selling, general and administrative expense	$150,022	$136,603	$13,419	9.8%

Consolidated Investment and Interest Income

Investment and interest income increased 106.6% for 2019 compared to 2018, primarily due to favorable market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan.

Consolidated Interest Expense

Interest expense increased 11.8% to $3.5 million during 2019 compared to the corresponding 2018 period due to an increase in the Company's interest rate under its $475 million bank line of credit compared to the Company's previous credit agreement which expired during the fourth quarter of 2018.

Consolidated Income Taxes

Our effective tax rate was 24.1% for 2019 compared to 16.4% for 2018. Our 2019 tax rate was impacted by a reduction in Worker Opportunity Tax Credit (“WOTC”) program credits, primarily due to the historically low unemployment rate and resulting decrease in WOTC-eligible new hires. The WOTC program, through which we receive tax credits for hiring and retaining employees from target groups with significant barriers to employment is currently scheduled to expire on December 31, 2020.

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

We have had varying collections experience with respect to our accounts and notes receivable. We have at times elected to extend the period of payment for certain clients beyond contractual terms. Such clients include those who have terminated service agreements and slow payers experiencing financial difficulties. In making credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider customer-specific risks as well as the general collection risks associated with trends in the long-term care industry. We establish credit limits through our payment terms, perform ongoing credit evaluations, and monitor accounts to minimize the risk of loss.

We regularly evaluate our accounts and notes receivable for impairment or loss of value and when appropriate, we will record an allowance for such receivables. We generally follow a policy of reserving when a probable loss has been incurred by partially reserving for receivables due from clients in bankruptcy, clients with which we are in litigation for collection and other slow paying clients. The Allowance is adjusted as additional information becomes available to more accurately estimate collectability. If the amount of our recovery of a receivable is determined, through litigation, bankruptcy proceedings or negotiation, to be less than the amount recorded on our balance sheet, we will charge the applicable amount to the Allowance.

Summarized below for the years 2019, 2018 and 2017 are the aggregate account balances against which reserves were recorded, as well as net write-offs, the bad debt provision and the balance of the allowance for doubtful accounts:

Year Ended	Aggregate Account Balances of Clients in Bankruptcy or Pending Collection/Litigation	Net Write-offs of Client Accounts	Bad Debt Provision	Allowance for Doubtful Accounts
	(in thousands)
2019	$110,062	$30,296	$25,480	$52,393
2018	$115,659	$6,163	$51,387	$57,209
2017	$30,035	$1,176	$6,250	$11,985

Despite our efforts to minimize credit risk exposure, our clients could be adversely affected if future industry trends, as more fully discussed under "Liquidity and Capital Resources" below, and in this Annual Report on Form 10-K in Part I under “Risk Factors,” “Government Regulation of Clients” and “Service Agreements and Collections,” change in such a manner as to negatively impact the cash flows of our clients. If our clients experience a negative impact in their cash flows, it could have a material adverse effect on our results of operations and financial condition.

Accrued Insurance Claims

We currently have a Paid Loss Retrospective Insurance Plan for general liability, workers’ compensation insurance and other self-insurance programs, which comprise approximately 33.4% of our liabilities at December 31, 2019. Under our insurance plans predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost. Our accounting for this plan utilizes current valuations from a third party actuary, which include assumptions based on data such as historical claims and pay-out experience, demographic factors, industry trends, severity factors, and other actuarial calculations. In the event that our claims experience and/or industry trends result in an unfavorable change in our assumptions or outcomes, it would have an adverse effect on our results of operations and financial condition. Recently, our claims experiences have been favorable, as a result of our ongoing initiative to promote safety and accident prevention in the workplace, as well as proactive management of workers’ compensation claims.

For general liability, workers’ compensation and other self-insurance programs, we record both a reserve for the estimated future cost of claims and related expenses that have been reported but not settled, as well as an estimate of claims incurred but not reported. General liability and workers' compensation reserves for claims incurred but not reported are developed by a third party actuary through review of our historical data and open claims.

A summary of the changes in our total self-insurance liability is as follows:

	2019	2018	2017
	(in thousands)
Accrued insurance claims - January 1,	$79,600	$84,699	$87,653
Claim payments	(35,834)	(34,901)	(41,077)
Reserve accruals:
Current year accruals	45,934	45,478	49,673
Changes to the provision for prior year claims	(2,078)	(15,676)	(11,550)
Change in accrued insurance claims	8,022	(5,099)	(2,954)
Accrued insurance claims - December 31,	$87,622	$79,600	$84,699

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

Liquidity and Capital Resources

Cash generated through operations is our primary source of liquidity. At December 31, 2019, we had cash, cash equivalents and marketable securities of $118.0 million and working capital of $367.1 million, compared to December 31, 2018 cash, cash equivalents and marketable securities of $102.4 million and working capital of $344.7 million. Marketable securities represents fixed income investments which are highly liquid and can be readily purchased or sold through established markets and are held by our captive insurance company that are required by state insurance regulations to remain in the captive insurance company. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would seek to obtain necessary capital from such sources as long-term debt or equity financing.

For the years ended December 31, 2019, 2018 and 2017, our cash flows were as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash provided by operating activities	$93,581	$80,031	$7,630
Net cash used in investing activities	$(16,457)	$(9,586)	$(14,967)
Net cash used in financing activities	$(75,820)	$(53,977)	$(6,959)

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

Investing Activities

The principal uses of cash for investing activities are our purchases of marketable securities and capital expenditures (see “Capital Expenditures” below for additional information). Such uses of cash are partially offset by proceeds from sales of marketable securities.

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

Financing Activities

The primary use of cash for financing activities is the payment of dividends. We have paid regular quarterly cash dividends since the second quarter of 2003. During 2019, we paid to shareholders regular quarterly cash dividends totaling $59.0 million, as follows:

	Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(amounts in thousands, except per share data)
Cash dividend per common share	$0.19625	$0.19750	$0.19875	$0.20000
Total cash dividends paid	$14,588	$14,688	$14,789	$14,886
Record date	February 15, 2019	May 24, 2019	August 23, 2019	November 22, 2019
Payment date	March 22, 2019	June 28, 2019	September 27, 2019	December 27, 2019

Additionally, on February 11, 2020, our Board of Directors declared a regular quarterly cash dividend of $0.20125 per common share, which will be paid on March 27, 2020 to shareholders of record as of the close of business on February 28, 2020.

The dividends paid to shareholders during the year ended December 31, 2019 were funded through cash generated from operations. Our Board of Directors reviews our dividend policy on a quarterly basis and as part of such review considers our results of operations, financial condition and terms of our credit facility. Although there can be no assurance that we will continue to pay dividends or the amount of the dividends, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

The primary source of cash from financing activities is the net borrowings under our bank line of credit. We borrow for general corporate purposes as needed throughout the year. The outstanding short-term borrowings balance as of December 31, 2019 relates to cash flow requirements due to the timing of cash receipts and cash payments.

We did not repurchase any of our Common Stock during 2019, but we remain authorized to repurchase 1.7 million shares of our Common Stock pursuant to previous Board of Directors’ authorization.

Contractual Obligations

Our future contractual obligations and commitments at December 31, 2019 consist of the following:

	Payments Due by Period
Year Ended December 31, 2019	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(in thousands)
Operating lease obligations	$19,159	$5,179	$5,904	$2,562	$5,514

Line of Credit

As of December 31, 2019, we had a $475 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a floating rate, based on our leverage ratio, and starting at LIBOR plus 115 basis points (or if LIBOR becomes unavailable, the higher of the Overnight Bank Funding Rate, plus 50 basis points and the Prime Rate). At December 31, 2019, there were $10.0 million in borrowings under the line of credit.

The line of credit requires us to satisfy two financial covenants. The covenants and respective status at December 31, 2019 were as follows:

Covenant Description and Requirement	As of December 31, 2019
Funded debt[1] to EBITDA[2] ratio: less than 3.50 to 1.00	0.43
EBITDA[2] to Interest Expense ratio: not less than 3.0 to 1.00	30.20

1.All indebtedness for borrowed money including, but not limited to, capitalized lease obligations, reimbursement obligations in respect of letters of credit and guarantees of any such indebtedness.
2.Net income plus interest expense, income tax expense, depreciation, amortization, stock compensation expense and extraordinary non-recurring losses/gains.

As shown in the table above, we were in compliance with our financial covenants at December 31, 2019 and we expect to continue to remain in compliance with such financial covenants. The line of credit expires on December 21, 2023.

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

At December 31, 2019, we also had outstanding $62.7 million in irrevocable standby letters of credit, which relate to payment obligations under our insurance programs. On January 2, 2020, we amended the letters of credit and increased the outstanding amounts to $64.9 million. As a result of such amendment, the letters of credit expire on January 2, 2021. The standby letters of credit reduce the amounts available under our bank line of credit. As of December 31, 2019, the Company had $402.3 million available under the bank line of credit.

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

In order to provide for collections issues and the general risk associated with the granting of credit terms, we recorded a bad debt provision (in an Allowance for Doubtful Accounts) of $25.5 million, $51.4 million and $6.3 million in the years ended December 31, 2019, 2018 and 2017, respectively. As a percentage of total revenues, these provisions represented approximately 1.4% for the year ended December 31, 2019, 2.6% for the year ended December 31, 2018, and 0.3% for the year ended December 31, 2017.

Insurance Programs

We self-insure or carry high deductible insurance plans and therefore we retain a substantial portion of the risk associated with the expected losses under our general liability and workers compensation programs. Under our insurance plans for general liability and workers’ compensation, predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost. Our accounting for this plan is affected by various uncertainties, such as historical claims, pay-out experience, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by a third party actuary. Evaluations of our accrued insurance claims estimate as of the balance sheet date are based primarily on current information derived from our actuarial valuation which assists in quantifying and valuing these trends. In the event that our claims experience and/or industry trends result in an unfavorable change resulting from, among other factors, the severity levels of reported claims and medical cost inflation, as compared to historical claim trends, it would have an adverse effect on our results of operations and financial condition. Under these plans, predetermined loss limits are arranged with an insurance company to limit both our per-occurrence cash outlay and annual insurance plan cost.

For general liability and workers’ compensation, we record a reserve for the estimated future cost of claims and related expenses that have been reported but not settled, including an estimate of claims incurred but not reported that are developed as a result of a review of our historical data and open claims, which is based on estimates provided by a third party actuary.

Capital Expenditures

Our level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping and food service equipment purchases, laundry and linen equipment installations, computer hardware and software, and furniture and fixtures. Our capital expenditures totaled $4.4 million in 2019. Although we have no specific material commitments for capital expenditures through the end of calendar year 2020, we estimate that for that period we will have capital expenditures of approximately $3.0 million to $5.5 million.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

At December 31, 2019, we had investments in municipal bonds of $90.7 million. Our municipal bonds are categorized as marketable securities and are subject to interest rate risk, as changes in interest rates affect the fair values of those instruments. Investments in both fixed rate and floating rate investments carry a degree of interest rate risk. The value of fixed rate securities may be adversely impacted due to an increase in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or if there is a decline in the fair value of our investments. We make investments in instruments that meet our credit quality standards, as specified in our investment policy guidelines.

Item 8.   Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Healthcare Services Group, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Healthcare Services Group, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 21, 2020 expressed an unqualified opinion.

Change in accounting principle
As discussed in Notes 1 and 9 to the consolidated financial statements, the Company has changed its method of accounting for lease obligations in 2019 due to the adoption of Accounting Standards Codification subtopic ASC 842 Leases.

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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for Doubtful Accounts
As described further in Note 8 to the consolidated financial statements, the Company records an allowance for doubtful accounts when it determines that it is probable a receivable has been impaired, and the Company can reasonably estimate the amount of the incurred loss. This estimate is based on specific customer credit risk and credit evaluations. We identified the allowance for doubtful accounts as a critical audit matter.

The principal considerations for our determination that the allowance for doubtful accounts is a critical audit matter include the high degree of estimation uncertainty resulting from significant management judgment. There is also a high degree of subjectivity in management's assessment of the reasonableness of the allowance for doubtful accounts, specifically the portion of the receivable expected to be collected, which requires a heightened level of auditor judgement in auditing the estimate. Variations to this estimate could have a significant impact in the allowance recorded.

Our audit procedures related to the allowance for doubtful accounts included the following, among others:
•We tested the design and operating effectiveness of controls relating to the allowance for doubtful accounts, including identification and monitoring of accounts and notes receivable for impairment.
•We obtained management’s assessment and calculation of the allowance for doubtful accounts, inquired of any known events that could impact the allowance calculation and obtained and inspected a sample of supporting documentation, such as legal documents, settlement agreements and other communications to corroborate management’s basis for recording an allowance.
•We analyzed the changes in allowance by customer between years to understand the nature of the increase or decrease.
•We performed a historical lookback analysis of receivables in litigation or bankruptcy to evaluate historical collection percentages used in management’s allowance analysis.
•We tested a sample of aged customer balances that had not been reserved, and inspected payments made and communications between management and the customer, to evaluate the completeness of the allowance for doubtful accounts.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 1992.

New York, New York
February 21, 2020

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

1.Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company;

2.Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

3.Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Company’s management used the criteria set forth in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”).

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, for the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting as of December 31, 2019 is effective as a whole.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm has audited, and reported on, the Company’s internal control over financial reporting as of December 31, 2019.

/s/ Theodore Wahl	/s/ John C. Shea
Theodore Wahl	John C. Shea
Chief Executive Officer (Principal Executive Officer)	Chief Financial Officer (Principal Financial and Accounting Officer)
February 21, 2020	February 21, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Healthcare Services Group, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Healthcare Services Group, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 21, 2020 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

New York, New York
February 21, 2020

Healthcare Services Group, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of December 31,
	2019	2018
ASSETS:
Current assets:
Cash and cash equivalents	$27,329	$26,025
Marketable securities, at fair value	90,711	76,362
Accounts and notes receivable, less allowance for doubtful accounts of $45,726 and $47,209 as of December 31, 2019 and 2018, respectively	340,930	341,838
Inventories and supplies	36,517	41,443
Prepaid expenses and other assets	20,245	22,468
Total current assets	515,732	508,136
Property and equipment, net	28,820	12,900
Goodwill	51,084	51,084
Other intangible assets, less accumulated amortization of $19,300 and $17,216 as of December 31, 2019 and 2018, respectively	22,353	26,518
Notes receivable – long–term portion, less allowance for doubtful accounts of $6,667 and $10,000 as of December 31, 2019 and 2018, respectively	46,992	43,043
Deferred compensation funding, at fair value	37,247	29,113
Deferred income taxes	20,364	20,552
Other noncurrent assets	—	1,257
Total assets	$722,592	$692,603

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$54,418	$61,467
Accrued payroll, accrued and withheld payroll taxes	36,413	35,198
Other accrued expenses	16,489	8,890
Borrowings under line of credit	10,000	30,000
Income taxes payable	8,075	7,140
Accrued insurance claims	23,256	20,696
Total current liabilities	148,651	163,391
Accrued insurance claims — long-term portion	64,366	58,904
Deferred compensation liability	37,621	29,528
Lease liability — long-term portion	11,649	—
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Common Stock, $0.01 par value; 100,000 shares authorized; 75,557 and 75,344 shares issued, and 74,149 and 73,877 shares outstanding as of December 31, 2019 and 2018, respectively	756	753
Additional paid-in capital	270,614	259,440
Retained earnings	195,455	190,092
Accumulated other comprehensive income, net of taxes	2,919	158
Common Stock in treasury, at cost, 1,408 shares and 1,467 shares as of December 31, 2019 and 2018, respectively	(9,439)	(9,663)
Total stockholders’ equity	460,305	440,780
Total liabilities and stockholders’ equity	$722,592	$692,603

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Revenues	$1,840,778	$2,002,601	$1,861,206
Operating costs and expenses:
Costs of services provided	1,612,877	1,768,162	1,610,590
Selling, general and administrative	150,022	136,603	126,732
Other income (expense):
Investment and other income, net	10,676	5,168	10,444
Interest expense	(3,459)	(3,094)	(1,363)
Income before income taxes	85,096	99,910	132,965

Income taxes	20,515	16,386	44,739
Net income	$64,581	$83,524	$88,226

Per share data:
Basic earnings per common share	$0.87	$1.13	$1.20
Diluted earnings per common share	$0.87	$1.12	$1.19

Weighted average number of common shares outstanding:
Basic	74,362	74,002	73,355
Diluted	74,590	74,612	74,348

Comprehensive income:
Net income	$64,581	$83,524	$88,226
Other comprehensive income:
Unrealized gain (loss) on available-for-sale marketable securities, net of taxes	2,761	(679)	1,156
Total comprehensive income	$67,342	$82,845	$89,382

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$64,581	$83,524	$88,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,940	9,272	8,886
Bad debt provision	25,480	51,387	6,250
Deferred income tax (benefit) expense	(684)	(13,013)	1,887
Stock-based compensation expense	6,865	5,900	5,985
Amortization of premium on marketable securities	1,434	1,373	1,296
Unrealized (gain) loss on deferred compensation fund investments	(7,257)	1,429	(4,509)
Changes in operating assets and liabilities:
Accounts and notes receivable	(29,532)	(44,363)	(121,639)
Inventories and supplies	4,765	950	(1,873)
Prepaid expenses and other assets	3,480	1,054	(9,545)
Deferred compensation funding	(738)	(1,536)	(257)
Accounts payable and other accrued expenses	(9,532)	(9,144)	11,197
Accrued payroll, accrued and withheld payroll taxes	3,517	6,085	11,927
Accrued insurance claims	7,845	(5,099)	(2,954)
Deferred compensation liability	8,482	450	5,061
Income taxes payable	935	(8,238)	7,692
Net cash provided by operating activities	93,581	80,031	7,630
Cash flows from investing activities:
Disposals of fixed assets	199	640	338
Additions to property and equipment	(4,368)	(4,940)	(5,397)
Purchases of marketable securities	(33,544)	(14,297)	(33,861)
Sales of marketable securities	21,256	9,011	28,537
Cash paid for acquisitions	—	—	(4,584)
Net cash used in investing activities	(16,457)	(9,586)	(14,967)
Cash flows from financing activities:
Dividends paid	(58,951)	(57,201)	(55,244)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	90	89	95
Proceeds from the exercise of stock options	3,628	8,801	12,808
Net (repayments) proceeds from short-term borrowings	(20,000)	(5,382)	35,382
Payments of statutory withholding on net issuance of restricted stock units	(587)	(284)	—
Net cash used in financing activities	(75,820)	(53,977)	(6,959)
Net change in cash and cash equivalents	1,304	16,468	(14,296)
Cash and cash equivalents at beginning of the period	26,025	9,557	23,853
Cash and cash equivalents at end of the period	$27,329	$26,025	$9,557
Supplementary cash flow information:
Cash paid for interest	$3,459	$3,094	$1,363
Cash paid for income taxes, net of refunds	$20,026	$37,680	$35,367
Contingent shares settled pursuant to acquisition	$1,012	$2,291	$—

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), net of Taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2016	74,204	$742	$217,664	$(319)	$130,940	$(10,185)	$338,842
Comprehensive income:
Net income for the period					88,226		88,226
Unrealized gain on available-for-sale marketable securities, net of taxes				1,156			1,156
Comprehensive income for the period							$89,382
Exercise of stock options and other stock-based compensation, net of shares tendered for payment	697	7	12,801				12,808
Share-based compensation expense — stock options, restricted stock and restricted stock units			4,945				4,945
Treasury shares issued for Deferred Compensation Plan funding and redemptions			181			(25)	156
Shares issued pursuant to Employee Stock Plan			1,752			339	2,091
Dividends paid and accrued					(55,306)		(55,306)
Shares issued pursuant to Dividend Reinvestment Plan			82			13	95
Shares issued pursuant to acquisition	59	1	6,938				6,939
Balance, December 31, 2017	74,960	$750	$244,363	$837	$163,860	$(9,858)	$399,952
Comprehensive income:
Net income for the period					83,524		83,524
Unrealized loss on available-for-sale marketable securities, net of taxes				(679)			(679)
Comprehensive income for the period							$82,845
Exercise of stock options and other stock-based compensation, net of shares tendered for payment	380	3	8,514				8,517
Share-based compensation expense — stock options, restricted stock and restricted stock units			5,580				5,580
Treasury shares issued for Deferred Compensation Plan funding and redemptions			519			(165)	354
Shares issued pursuant to Employee Stock Plan			2,475			346	2,821
Dividends paid and accrued					(57,361)		(57,361)
Shares issued pursuant to Dividend Reinvestment Plan			75			14	89
Contingent shares settled pursuant to acquisition			(2,291)				(2,291)
Other	4		205		69		274
Balance, December 31, 2018	75,344	$753	$259,440	$158	$190,092	$(9,663)	$440,780
Comprehensive income:
Net income for the period					64,581		64,581
Unrealized gain on available-for-sale marketable securities, net of taxes				2,761			2,761
Comprehensive income for the period							$67,342
Exercise of stock options and other stock-based compensation, net of shares tendered for payment	207	3	3,625				3,628
Payment of statutory withholding on issuance of restricted stock and restricted stock units			(587)				(587)
Share-based compensation expense — stock options, restricted stock and restricted stock units			6,590				6,590
Treasury shares issued for Deferred Compensation Plan funding and redemptions			535			(147)	388
Shares issued pursuant to Employee Stock Plan			1,781			349	2,130
Dividends paid and accrued					(59,218)		(59,218)
Shares issued pursuant to Dividend Reinvestment Plan			68			22	90
Contingent shares settled pursuant to acquisition			(1,012)				(1,012)
Other	6		174				174
Balance, December 31, 2019	75,557	$756	$270,614	$2,919	$195,455	$(9,439)	$460,305

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2019, 2018 and 2017

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

While unobservable inputs reflect the Company's market assumptions, preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:

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

Cash and Cash Equivalents

Cash and cash equivalents are held in U.S. financial institutions or in custodial accounts with U.S. financial institutions. Cash equivalents are defined as short-term, highly liquid investments with a maturity of three months or less at time of purchase that are readily convertible into cash and have insignificant interest rate risk. The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits.

Investments in Marketable Securities

Marketable securities are defined as fixed income investments which are highly liquid and can be readily purchased or sold through established markets. As of December 31, 2019 and 2018, the Company had marketable securities of $90.7 million and $76.4 million, respectively, comprised primarily of tax-exempt municipal bonds. These investments are accounted for as available-for-sale securities and are reported at fair value on the consolidated balance sheets. For the years ended December 31, 2019 and 2018, $2.8 million of unrealized gains and $0.8 million of unrealized losses related to these investments were recorded in other comprehensive income, respectively. Unrealized gains and losses are recorded net of income taxes.

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

The Company periodically reviews the investments in marketable securities for other than temporary declines in fair value below the cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of December 31, 2019, management believes that the recorded value of the Company’s investments in marketable securities was recoverable in all material respects. See Note 6—Fair Value Measurements for other than temporary impairment considerations.

Inventories and Supplies

Inventories and supplies include housekeeping, linen and laundry supplies, as well as food provisions and supplies. Non-linen inventories and supplies are stated at a first-in, first-out (FIFO) basis to approximate the lower of cost or net realizable value. Linen supplies are amortized on a straight-line basis over their estimated useful life of 24 months.

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

Leases

The guidance under FASB Accounting Standards Codification subtopic ASC 842 Leases (“ASC 842”) became effective and was adopted by the Company as of January 1, 2019, by applying a modified retrospective transition approach which resulted in the capitalization of the Company's existing operating leases as of January 1, 2019. As such, the Company records assets and liabilities on the balance sheet to recognize the rights and obligations arising from leasing arrangements with contractual terms greater than 12 months, as permitted by U.S. GAAP. A leasing arrangement includes any contract which entitles the Company to the right of use of an identified tangible asset where there are no restrictions as to the control or use of the asset, and the Company obtains substantially all of the economic benefits from the right of use. As of December 31, 2019 and 2018, the Company was only the lessee of operating lease arrangements.

ASC 842 provided several optional practical expedients for use in transition. The Company elected to use what the FASB deemed the "package of practical expedients," which allowed the Company to not reassess previous conclusions on lease identification, lease classification and the accounting treatment for initial direct costs. The Company did not recognize an opening adjustment to retained earnings as a result of the adoption of ASC 842, and prior period amounts continue to be reported in accordance with previous guidance. Refer to Note 9 — Lease Commitments herein for further information.

Property and Equipment

Property and equipment, with the exception of those pertaining to leases, are stated at cost, net of accumulated depreciation. Additions, renewals and improvements are capitalized, while maintenance and repair costs are expensed when incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in income. Depreciation is recorded using the straight-line method over the following estimated useful lives: Housekeeping and Dietary equipment — 5 to 7 years; computer hardware and software — 3 to 7 years; and other, consisting of furniture and fixtures, leasehold improvements and vehicles — 5 to 10 years. Depreciation expense on property and equipment for the years ended December 31, 2019, 2018 and 2017 was $9.7 million, $4.9 million and $5.0 million, respectively.

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

Advertising Costs

Advertising costs are expensed when incurred. Advertising costs were not material for the years ended December 31, 2019, 2018 and 2017.

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

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets are amortized on a straight-line basis over their respective lives. Goodwill represents the excess of cost over the fair value of net assets of acquired businesses. Management reviews the carrying value of goodwill at least annually during the fourth quarter of each year to assess for impairment, or more often if events or circumstances indicate that the carrying value may exceed its estimated fair value. No impairment loss was recognized on the Company’s intangible assets or goodwill for the years ended December 31, 2019, 2018 or 2017.

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

Additionally in 2018, the Company adopted the FASB issued Accounting Standards Update 2018-15, Intangibles - Goodwill and Other - Internal-Use Software ("ASU 2018-15"). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The results of applying ASU 2018-15 were insignificant and did not have a material impact on the Company's consolidated financial statements. The capitalized implementation costs incurred from adopting ASU 2018-15 are recorded in the prepaid expenses and other assets caption in the Consolidated Balance Sheets.

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

Correction of Immaterial Errors

The Company updated its presentation of the income and costs associated with the Company's wholly-owned captive insurance company. Historically, such income and costs were reflected in the Company's revenues and costs of services provided within the Housekeeping segment. Such income and costs are now presented in "Investment and other income, net" in the Consolidated Statements of Comprehensive Income and for segment reporting purposes, those amounts are reflected in Corporate and eliminations. Revenues have been reduced to reflect such changes in the amounts of $6.2 million and $4.9 million respectively for the years ended 2018 and 2017, respectively. For the same periods, costs of services have been reduced to reflect such changes in the amounts of $3.8 million and $1.9 million, respectively. These amounts in the Consolidated Statement of Comprehensive Income resulted in corresponding increases of $2.4 million and $3.0 million to Investment and other income, net for the years ended 2018 and 2017, respectively. There was no impact to the Company's net income as a result of the historical errors or the corrections.

Concentrations of Credit Risk

The financial instruments that are subject to concentrations of credit risk are cash and cash equivalents, marketable securities, deferred compensation funding and accounts and notes receivable. The Company’s marketable securities are fixed income investments which are highly liquid and can be readily purchased or sold through established markets. At December 31, 2019 and 2018, substantially all of the Company’s cash and cash equivalents and marketable securities were held in one large financial institution located in the United States.

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

Significant Clients

For the years ended December 31, 2019 and 2018, Genesis Healthcare, Inc. ("Genesis") accounted for $287.8 million or 15.6% and $386.7 million or 19.3% of the Company's consolidated revenues, respectively. Although the Company expects to continue its relationship with Genesis, there can be no assurance thereof. The loss of such client, or a significant reduction in the revenues the Company receives from such client, could have a material adverse effect on the Company’s results of operations. In addition, if Genesis fails to abide by current payments terms, it could increase the Company’s accounts receivables balance and have a material adverse effect on the Company’s cash flows.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, "ASC 326"). The standard changes how certain entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will eliminate the “incurred loss” approach and require an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for interim and annual reporting periods beginning after December 15, 2019.

Effective January 1, 2020, the Company replaced its previous incurred loss impairment model for estimating credit losses on accounts and notes receivables for its reporting of quarterly and annual financial results with an expected loss model prepared in accordance with ASC 326. While the incurred loss impairment model had the Company recognize credit losses when it was probable that a loss had been incurred, ASC 326 requires the Company to estimate the lifetime expected credit losses on such instruments and to record an allowance to offset the amortized cost basis. ASC 326 requires the recognition of credit losses that are expected based on existing accounts and notes receivable as compared to the incurred loss approach. Accordingly, credit losses under ASC 326 are generally recognized earlier in the life cycle of a receivable than under the Company's previous incurred loss model. Modeling must be prepared after considering historical experience, current conditions, and reasonable and supportable economic forecasts to estimate lifetime expected credit losses. Under the previous incurred loss impairment model, credit losses were recognized when Management determined that it was more likely than not that a loss had been incurred and such loss was estimable.

The Company has completed the analysis of expected credit losses under ASC 326 and is working towards finalizing the implementation impact of the standard. Based on analysis and forecasts of current and future macroeconomic conditions as of December 31, 2019, the Company expects the adoption of ASC 326 to increase its allowance for credit losses by approximately $36 million to $44 million and will recognize a one-time cumulative reduction to retained earnings, net of tax, at an approximate tax rate of 24%. The one-time cumulative reduction to retained earnings is to recognize additional credit losses that are expected, but have not yet been incurred on the Company's accounts and notes receivable as of January 1, 2020. The adoption of ASC 326 did not result in any changes in the cash flows of the financial assets and did not cause the Company to violate any of its existing debt covenants.

The Company will provide further detail on its ASC 326 adoption when it releases its first quarter 2020 financial results.

Note 2—Revenue

The Company disaggregates its consolidated revenues by reportable segment, as management evaluates the nature, amount, timing and uncertainty of the Company’s revenues by segment. Refer to Note 15—Segment Information herein as well as the information below regarding the Company’s reportable segments.

Housekeeping

Housekeeping accounted for $909.5 million, $967.6 million and $974.7 million, of the Company’s consolidated revenues for the years ended December 31, 2019, 2018 and 2017, respectively. The Housekeeping services include managing clients’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the clients’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the clients’ facilities. Upon beginning service with a client facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with client requests. Such management personnel also oversee the execution of various cost and quality-control procedures including continuous training and employee evaluation, and on-site testing for infection control.

Dietary

Dietary services represented $931.3 million, $1,035.0 million and $886.5 million, of the Company’s consolidated revenues for the years ended December 31, 2019, 2018 and 2017, respectively. Dietary services consist of managing clients’ dietary departments which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support provided by a District Manager specializing in dietary services. The Company also offers clinical consulting services to facilities which if contracted is a service bundled within the monthly service provided to clients. Upon beginning service with a client facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate dietitian services with other facility support functions in accordance with client requests. Such management personnel also oversee the execution of various cost and quality-control procedures including continuous training and employee evaluation.

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

The Company performs services and provides goods in accordance with contracts with its customers. Such contracts typically provide for a renewable one year service term, cancelable by either party upon 30 to 90 days' notice, after an initial period of 60 to 120 days. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account under ASC 606. The Company’s Housekeeping and Dietary contracts relate to the provision of bundles of goods, services or both, which represent a series of distinct goods and services and that are substantially the same and that have the same pattern of transfer to the customer. Accordingly, the Company accounts for the series as a single performance obligation satisfied over time, as the customer simultaneously receives and consumes the benefits of the goods and services provided. Revenue is recognized using the output method, which is based upon the delivery of goods and services to the clients’ facilities. In limited cases, the Company provides goods, services or both, before the execution of a written contract. In these cases, the Company defers the recognition of revenue until a contract is executed. The amount of such deferred revenue was $0.3 million and $0.2 million as of December 31, 2019 and 2018, respectively. Additionally, all such revenue amounts deferred as of December 31, 2018 were subsequently recognized as revenue during the year ended December 31, 2019.

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

The Company allocates the transaction price to its performance obligation, noting that the bundle of goods, services or goods and services provided under each Housekeeping and Dietary contract represents a single performance obligation that is satisfied over time. The Company recognizes the related revenue when it satisfies the performance obligation by transferring a bundle of promised goods, services or both to a customer. Such recognition is on a monthly or weekly basis, as goods are provided and services are performed. The time between completion of the performance obligation and collection of cash is consistent with the customers' payment terms and typically not more than 30-60 days. In certain contractual arrangements, the Company requires customers to pay in advance for goods and services to be provided. As of December 31, 2019 and 2018, the value of the associated contract liabilities for such collections in advance was $2.8 million and $4.6 million, respectively. Additionally, all such revenue amounts deferred as of December 31, 2018 were subsequently recognized as revenue during the year ended December 31, 2019.

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

At December 31, 2019, the Company had $696.1 million related to performance obligations that were unsatisfied or partially unsatisfied for which the Company expects to recognize revenue. The Company expects to recognize revenue on approximately 24.0% of the remaining performance obligations over the next 12 months, with the balance to be recognized thereafter. These amounts exclude variable consideration primarily related to performance obligations that consists of a series of distinct service periods with revenues based on future performance that cannot be estimated at contract inception. The Company also has elected to apply the practical expedient that permits exclusion of information about the remaining performance obligations with original expected durations of one year or less.

Note 3—Changes in Accumulated Other Comprehensive Income by Component

For the years ended December 31, 2019, 2018 and 2017, the Company’s other comprehensive income related to the unrealized gains and losses from the Company’s available-for-sale marketable securities.

The following table provides a summary of changes in accumulated other comprehensive income, net of taxes:

	Unrealized Gains and (Losses) on Available-for Sale-Securities [1]
	2019	2018	2017
	(in thousands)
Accumulated other comprehensive income (loss) — beginning balance	$158	$837	$(319)
Other comprehensive income (loss) before reclassifications	2,848	(844)	1,149
(Gains) losses reclassified from other comprehensive income [2]	(87)	165	7
Net current period other comprehensive income (loss) [3]	2,761	(679)	1,156
Accumulated other comprehensive income — ending balance	$2,919	$158	$837
1.All amounts are net of tax.
2.Realized gains were recorded pre-tax under “Investment and other income, net” in our Consolidated Statements of Comprehensive Income. For the year ended December 31, 2019 the Company recorded $0.1 million of realized gains from the sale of available-for-sale securities. For the years ended December 31, 2018 and 2017 the Company recorded $0.2 million and less than $0.1 million of realized losses from the sale of available-for-sale securities, respectively. Refer to Note 6—Fair Value Measurements herein for further information.
3.For the years ended December 31, 2019 and 2017, the changes in other comprehensive income were net of a tax expense of $0.7 million and $0.3 million, respectively. For the year ended December 31, 2018 the changes in other comprehensive income were net of a tax benefit of $0.1 million.

	Amounts Reclassified from Accumulated Other Comprehensive Income
	2019	2018	2017
For the Year Ended December 31,	(in thousands)
(Gains) losses from the sale of available-for-sale securities	$(111)	$197	$11
Tax expense (benefit)	24	(32)	(4)
Net (gain) loss reclassified from accumulated other comprehensive income	$(87)	$165	$7

Note 4—Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method and is recorded over the estimated useful life of each class of depreciable asset. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

The following table sets forth the amounts of property and equipment by each class of depreciable asset as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
	(in thousands)
Housekeeping and Dietary equipment	$25,219	$22,596
Computer hardware and software	12,769	12,114
Operating lease - right-of-use assets [1]	21,176	—
Other [2]	1,698	920
Total property and equipment, at cost	60,862	35,630
Less accumulated depreciation	32,042	22,730
Total property and equipment, net	$28,820	$12,900

1.Upon the adoption of ASC 842 the Company recognized right-of-use assets pertaining to leases in Property and Equipment, net. Prior period amounts continue to be reported in accordance with previous guidance.
2.Includes furniture and fixtures, leasehold improvements and autos and trucks including auto leases.

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $9.7 million, $4.9 million and $5.0 million, respectively.

Note 5—Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses. Goodwill is not amortized, but is evaluated for impairment on an annual basis, or more frequently if impairment indicators arise. To date, the Company has not recognized an impairment of its goodwill.

Goodwill by reportable operating segment, as described in Note 15—Segment Information, was approximately $42.4 million and $8.7 million for Housekeeping and Dietary, respectively, as of December 31, 2019 and 2018.

Intangible Assets

The Company’s intangible assets consist of customer relationships which were obtained through acquisitions and are recorded at their fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful lives. The customer relationships have a weighted-average amortization period of 10.0 years. The gross amount of the Company's intangible assets as of December 31, 2019 and 2018 were $41.7 million and $43.7 million, respectively.

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the next five years and thereafter:

Period/Year	Total Amortization Expense
(in thousands)
2020	$4,165
2021	$4,165
2022	$4,165
2023	$3,168
2024	$2,035
Thereafter	$4,655

Amortization expense for the years ended December 31, 2019, 2018 and 2017 was $4.2 million, $4.4 million and $3.9 million, respectively.

Note 6—Fair Value Measurements

The Company’s current assets and current liabilities are financial instruments and most of these items (other than marketable securities and inventories) are recorded at cost in the Consolidated Balance Sheets. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature. The carrying value of the Company’s line of credit represents the outstanding amount of the borrowings, which approximates fair value due to the short-term nature of the interest rate and liability. The Company’s financial assets that are measured at fair value on a recurring basis are its marketable securities and deferred compensation funding. The recorded values of all of the financial instruments approximate their current fair values because of their nature, stated interest rates and respective maturity dates or durations.

The Company’s marketable securities consist of tax-exempt municipal bonds, which are classified as available-for-sale and are reported at fair value. Unrealized gains and losses associated with these investments are included in other comprehensive income (net of tax) within the Consolidated Statements of Comprehensive Income. The fair value of these marketable securities is classified within Level 2 of the fair value hierarchy, as these securities are measured using quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable. Such valuations are determined by a third-party pricing service. For the years ended December 31, 2019, and 2017, the Company recorded unrealized gains of $2.8 million and $1.2 million on marketable securities, respectively. For the year ended December 31, 2018 the Company recorded unrealized losses of $0.7 million on marketable securities.

For the years ended December 31, 2019, 2018 and 2017, the Company received total proceeds, less the amount of interest received, of $21.3 million, $9.0 million and $28.5 million, respectively, from sales of available-for-sale municipal bonds. These sales resulted in realized gains of $0.1 million for the year ended December 31, 2019, and realized losses of $0.2 million and less than $0.1 million for the years ended December 31, 2018 and 2017, respectively. Such gains and losses were recorded in “Investment and other income, net” in the Consolidated Statements of Comprehensive Income. The basis for the sale of these securities was the specific identification of each bond sold during the period.

The investments under the funded deferred compensation plan are accounted for as trading securities and unrealized gains or losses are included in earnings. The fair value of these investments are determined based on quoted market prices (Level 1). For the years ended December 31, 2019 and 2018, the Company recognized unrealized gains of $7.4 million and unrealized losses of $1.3 million related to equity securities still held at the reporting date, respectively.

The following tables provide fair value measurement information for the Company’s marketable securities and deferred compensation fund investment assets as of December 31, 2019 and 2018:

	As of December 31, 2019
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$90,711	$90,711	$—	$90,711	$—
Deferred compensation fund
Money Market [1]	2,625	2,625	—	2,625	—
Balanced and Lifestyle	10,294	10,294	10,294	—	—
Large Cap Growth	11,369	11,369	11,369	—	—
Small Cap Growth	4,120	4,120	4,120	—	—
Fixed Income	4,072	4,072	4,072	—	—
International	1,932	1,932	1,932	—	—
Mid Cap Growth	2,835	2,835	2,835	—	—
Deferred compensation fund	$37,247	$37,247	$34,622	$2,625	$—

	As of December 31, 2018
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$76,362	$76,362	$—	$76,362	$—
Deferred compensation fund
Money Market [1]	$2,529	$2,529	$—	$2,529	$—
Balanced and Lifestyle	8,265	8,265	8,265	—	—
Large Cap Growth	8,195	8,195	8,195	—	—
Small Cap Value	3,217	3,217	3,217	—	—
Fixed Income	3,432	3,432	3,432	—	—
International	1,485	1,485	1,485	—	—
Mid Cap Growth	1,990	1,990	1,990	—	—
Deferred compensation fund	$29,113	$29,113	$26,584	$2,529	$—

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

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-Than-Temporary Impairments
	(in thousands)
December 31, 2019
Marketable securities
Municipal bonds — available-for-sale	$87,016	$3,695	$—	$90,711	$—
Total debt securities	$87,016	$3,695	$—	$90,711	$—
December 31, 2018
Marketable securities
Municipal bonds — available-for-sale	$76,162	$633	$(433)	$76,362	$—
Total debt securities	$76,162	$633	$(433)	$76,362	$—
December 31, 2017
Marketable securities
Municipal bonds — available-for-sale	$72,249	$1,169	$(197)	$73,221	$—
Total debt securities	$72,249	$1,169	$(197)	$73,221	$—

The following table summarizes the contractual maturities of debt securities held at December 31, 2019 and 2018, which are classified as marketable securities in the Consolidated Balance Sheets:

	Municipal Bonds — Available-for-Sale
	December 31,
	2019	2018
	(in thousands)
Contractual maturity:
Maturing in one year or less	$876	$1,645
Maturing in second year through fifth year	16,071	24,649
Maturing in sixth year through tenth year	38,801	14,769
Maturing after ten years	34,963	35,299
Total debt securities	$90,711	$76,362

Note 7— Accounts and Notes Receivable

The Company’s accounts and notes receivable balances consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
	(in thousands)
Short-term
Accounts and notes receivable	$386,656	$389,047
Allowance for doubtful accounts	(45,726)	(47,209)
Total net short-term accounts and notes receivable	$340,930	$341,838
Long-term
Notes receivable	53,659	53,043
Allowance for doubtful accounts	(6,667)	(10,000)
Total net long-term notes receivable	$46,992	$43,043
Total net accounts and notes receivable	$387,922	$384,881

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

Fluctuations in net accounts and notes receivable are generally attributable to a variety of factors including, but not limited to, the timing of cash receipts from customers and the inception, transition, modification or termination of client relationships. The Company deploys significant resources and has invested in tools and processes to optimize Management’s credit and collections efforts. When appropriate, the Company utilizes interest-bearing promissory notes to enhance the collectability of amounts due, by instituting definitive repayment plans and providing a means by which to further evidence the amounts owed. As of December 31, 2019 and 2018, the Company's promissory notes outstanding were $70.4 million and $63.3 million, respectively, inclusive of reserves of $12.5 million and $13.5 million, respectively. In addition, the Company may amend contracts from full service to management-only arrangements, or adjust contractual payment terms, to accommodate clients who have in good faith established clearly-defined plans for addressing cash flow issues. These efforts are intended to minimize the Company’s collection risk.

Note 8 — Allowance for Doubtful Accounts

The allowance for doubtful accounts is established when the Company determines that receivables have been impaired and the Company can reasonably estimate the amount of the incurred loss. The related provision for bad debts is charged to costs of services provided in the Company’s Consolidated Statements of Comprehensive Income. The allowance for doubtful accounts is evaluated based on the Company’s ongoing review of accounts and notes receivable and is inherently subjective as it requires estimates susceptible to significant revision as more information becomes available.

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

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Bad debt provision	$25,480	$51,387	$6,250

In making the Company’s credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, management considers the general collection risk associated with trends in the long-term care industry. The Company establishes credit limits through payment terms with customers, performs ongoing credit evaluations and monitors accounts to minimize the risk of loss. Despite the Company’s efforts to minimize credit risk exposure, clients could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If the Company’s clients experience a negative impact on their cash flows, it could have a material adverse effect on the Company’s results of operations and financial condition.

Impaired Notes Receivable

The Company evaluates its notes receivable for impairment quarterly and on an individual client basis. Notes receivable are generally evaluated for impairment when the respective clients are in bankruptcy, are subject to collections activity or are slow payers that are experiencing financial difficulties. In the event that the evaluation results in a determination that a note receivable is impaired, it is valued at the present value of expected future cash flows or at the market value of related collateral. Summary schedules of impaired notes receivable, and the related reserve, for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Impaired Notes Receivable
Year Ended December 31,	Balance Beginning of Year	Additions	Deductions	Balance End of Year	Average Outstanding Balance
	(in thousands)
2019	$25,704	$3,763	$4,830	$24,637	$27,554
2018	$6,854	$23,382	$4,532	$25,704	$15,448
2017	$5,685	$1,169	$—	$6,854	$6,270

	Reserve for Impaired Notes Receivable
Year Ended December 31,	Balance Beginning of Year	Additions	Deductions	Balance End of Year
	(in thousands)
2019	$13,472	$3,575	$4,557	$12,490
2018	$2,884	$12,526	$1,938	$13,472
2017	$2,419	$465	$—	$2,884

The Company follows an income recognition policy on all notes receivables to defer the recognition of interest income until cash payments are received. This policy was established, recognizing the environment of the long-term care industry, and not because such notes receivable are necessarily impaired. The difference between income recognition on a full accrual basis and cash basis, for notes receivable that are not considered impaired, is not material.

Note 9 — Lease Commitments

The Company recognizes right-of-use assets ("ROU Assets") and lease liabilities (“Lease Liabilities”) for automobiles, office buildings, IT equipment, and small storage units for the temporary storage of operational equipment. The Company's leases have remaining lease terms ranging from less than 1 year to 10 years, and have extension options ranging from 1 year to 5 years. Most leases include the option to terminate the lease within 1 year.

Upon adopting ASC 842, the Company made accounting policy elections using practical expedients offered under the guidance to combine lease and non-lease components within leasing arrangements and to recognize the payments associated with short-term leases in earnings on a straight-line basis over the lease term. Further, the cost associated with variable lease payments is recognized when incurred. These accounting policy elections impact the value of the Company’s ROU Assets and Lease Liabilities. The value of the Company’s ROU Assets is determined as the non-depreciated fair value of its leasing arrangements and is recorded to Property and Equipment, net on the Company's Consolidated Balance Sheet. The value of the Company’s Lease Liabilities is the present value of fixed lease payments not yet paid, discounted using either the rate implicit in the lease contract if that rate can be determined, or the Company’s incremental borrowing rate ("IBR"). As of December 31, 2019, the Company's short-term lease obligations were $5.2 million and were recorded in Other accrued expenses with the remaining balance recognized in Lease liability — long-term portion on the Company's Consolidated Balance Sheet. Any future lease payments that are not fixed based on the terms of the lease contract, or fluctuate based on a factor other than an index or rate, are considered variable lease payments and are not included in the value of the Company's ROU Assets or Lease Liabilities. The Company's IBR is determined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Components of lease expense required by ASC 842 are presented below for the year ended December 31, 2019.

Year ended December 31, 2019
(in thousands)
Lease Cost[1]
Operating lease cost	$4,699
Short-term lease cost	830
Variable lease cost	591
Total lease cost	$6,120

1.ASC 842 was adopted as of January 1, 2019. As such, prior period numbers remain unadjusted and in accordance with prior U.S. GAAP.

Supplemental information required by ASC 842 is presented below for the year ended December 31, 2019.

Year ended December 31, 2019
(dollar amounts in thousands)
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,908
ROU Assets obtained in exchange for lease obligations	$21,366
Weighted-average remaining lease term — operating leases	6.2 years
Weighted-average discount rate — operating leases	4.7%

During the year ended December 31, 2019, the Company's ROU Assets and Lease Liabilities were both reduced by $0.3 million due to lease cancellations which are accounted for as noncash transactions.

The following is a schedule by calendar year of future undiscounted minimum lease payments under operating leases that have remaining terms as of December 31, 2019:

Period/Year	Operating Leases
(in thousands)
2020	$5,179
2021	3,592
2022	2,312
2023	1,277
2024	1,285
Thereafter	5,514
Total undiscounted minimum lease payments[1]	$19,159
1.As of December 31, 2019, the Company's total Lease Liabilities in the Consolidated Balance Sheet were $16.9 million, net of imputed interest of $2.3 million.

Total expense for all operating leases for the years ended December 31, 2018 and 2017 was as follows:

	Year Ended December 31,
	2018	2017
	(in thousands)
Operating lease expense	$4,039	$3,833

Note 10— Share-Based Compensation

Stock-based compensation expense and related tax benefits for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Stock options	$2,623	$2,989	$3,740
Restricted stock units and restricted stock	3,967	2,591	1,205
Employee Stock Purchase Plan	275	320	1,040
Total pre-tax stock-based compensation expense charged against income [1]	$6,865	$5,900	$5,985

Total recognized tax benefit related to stock-based compensation	$196	$1,480	$5,709

1.Stock-based compensation expense is recorded in the selling, general and administrative caption in the Consolidated Statements of Comprehensive Income.

As of December 31, 2019 and 2018, the unrecognized compensation cost related to unvested stock options and awards was $16.1 million and $14.0 million, respectively. The weighted average period over which these awards will vest was approximately 2.4 years as of December 31, 2019 and 2.5 years as of December 31, 2018.

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

As of December 31, 2019, 3.2 million shares of Common Stock were reserved for issuance under the Plan, including 0.8 million shares available for future grant. No stock award will have a term in excess of ten years. All awards granted under the Plan become vested and exercisable ratably over a five year period on each yearly anniversary of the grant date.

The Nominating, Compensation and Stock Option Committee of the Board of Directors is responsible for determining the individuals who will be granted stock awards, the number of stock awards each individual will receive and the terms of the grants in accordance with the Plan.

Stock Options

A summary of stock options outstanding under the Plan as of December 31, 2019 and changes during 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price
	(in thousands)
December 31, 2018	2,121	$31.53
Granted	188	$40.49
Exercised	(163)	$22.32
Forfeited	(23)	$36.49
Expired	(16)	$31.37
December 31, 2019	2,107	$32.99

The weighted average grant-date fair value of stock options granted during the years ended 2019, 2018 and 2017 were $8.18, $10.48 and $8.52 per common share, respectively. The total intrinsic value of options exercised during the years ended 2019, 2018 and 2017 were $5.5 million, $7.8 million and $19.5 million, respectively. The total fair value of options vested during the years ended 2019, 2018 and 2017 were $3.0 million, $3.7 million and $3.2 million, respectively.

For the years ended December 31, 2019, 2018 and 2017, the tax benefit realized from stock options exercised were $0.2 million, $1.0 million and $5.3 million, respectively.

The fair value of the stock option awards granted during 2019, 2018 and 2017 were estimated on the dates of grant using the Black-Scholes option valuation model and the following assumptions:

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	2.5%	2.1%	2.0%
Weighted average expected life	5.7 years	5.8 years	5.8 years
Expected volatility	22.6%	21.5%	25.1%
Dividend yield	1.9%	1.5%	1.9%

The following table summarizes other information about the stock options at December 31, 2019:

December 31, 2019
(amounts in thousands, except per share data)
Outstanding:
Aggregate intrinsic value	$2,121
Weighted average remaining contractual life	5.4 years
Exercisable:
Number of options	1,256
Weighted average exercise price	$28.45
Aggregate intrinsic value	$2,121
Weighted average remaining contractual life	4.3 years

Restricted Stock Units and Restricted Stock

The fair value of outstanding restricted stock units and restricted stock was determined based on the market price of the shares on the date of grant. For the year ended December 31, 2019, the Company granted 0.2 million restricted stock units with a weighted average grant date fair value of $40.49 per unit. During both years ended December 31, 2018 and 2017, the Company granted 0.1 million restricted stock units with a weighted average grant date fair value of $52.06 and $40.16 per unit, respectively.

For the years ended December 31, 2019, 2018 and 2017, the Company did not grant restricted stock.

A summary of the outstanding restricted stock units and restricted stock as of December 31, 2019 and changes during 2019 is as follows:

	Restricted Stock Units and Restricted Stock
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2018	241	$45.47
Granted	194	$40.49
Vested	(61)	$43.04
Forfeited	(12)	$44.47
December 31, 2019	362	$43.24

The weighted average remaining vesting period for the unvested restricted stock units and restricted stock is 3.3 years.

The weighted average grant-date fair values and total fair values of restricted stock units and restricted stock vested during 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share data)
Weighted average grant-date fair value of restricted stock units and restricted stock granted	$40.49	$52.06	$40.16
Total fair value of restricted stock units and restricted stock vested	$2,399	$1,822	$690

Fair value is determined based on the market price of the shares on the date of grant. The weighted average remaining vesting period for the unvested restricted stock is 0.8 years.

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

Under the ESPP, the Company is authorized to issue up to 4.1 million shares of Common Stock to its employees. Pursuant to such authorization, there are 2.1 million shares available for future grant at December 31, 2019. Under the terms of the ESPP, participants may contribute through payroll deductions up to $21,250 (85% of IRS limitation) of their compensation toward the purchase of the Company’s Common Stock. No employee may purchase Common Stock which exceeds $25,000 in fair market value (determined on the option date) for each calendar year. The option price per share is equal to the lower of 85% of the fair market price on the first day of the offering period, or 85% of the fair market price on the last day of the offering period.

The following table summarizes information about the Company’s ESPP annual offerings for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share data)
Common shares purchased	75	53	54
Per common share purchase price	$20.67	$34.15	$33.29

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

Under the SERP, the Company is authorized to issue up to 1.0 million shares of Common Stock to its employees. Pursuant to such authorization, there are 0.4 million shares available for future grant at December 31, 2019. At the time of issuance, such shares were accounted for at cost as treasury stock. At December 31, 2019, approximately 0.3 million of such shares are vested and remain in the respective active participants’ accounts with the trustee.

The following table summarizes information about the SERP for the plan years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
SERP expense [1]	$539	$547	$503
Treasury shares issued to fund SERP expense [2]	22	14	9
SERP trust account balance at December 31 [3]	$43,952	$39,766	$42,467
Unrealized gain (loss) recorded in SERP liability account	$7,353	$(1,469)	$4,534
1.Both the SERP match and the deferrals are included in the selling, general and administrative caption in the Consolidated Statements of Comprehensive Income.
2.Shares related to the SERP match for each year are funded at the beginning of the subsequent year.
3.SERP trust account investments are recorded at their fair value which is based on quoted market prices. Differences between such amounts in the table above and the deferred compensation funding asset reported on the Consolidated Balance Sheets represent the value of Company Common Stock held in the Plan participants’ trust accounts and reported by the Company as treasury stock in the Consolidated Balance Sheets.

Note 11— Other Employee Benefit Plans

Retirement Savings Plan

Since October 1, 1999, the Company has had a retirement savings plan for eligible employees (the “RSP”) under Section 401(k) of the Internal Revenue Code. The RSP allows eligible employees to contribute up to 15% of their eligible compensation on a pre-tax basis.

Note 12— Dividends

The Company has paid regular quarterly cash dividends since the second quarter of 2003. During 2019, the Company paid regular quarterly cash dividends totaling $59.0 million as detailed below:

	Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in thousands, except per share amounts)
Cash dividends paid per common share	$0.19625	$0.19750	$0.19875	$0.20000
Total cash dividends paid	$14,588	$14,688	$14,789	$14,886
Record date	February 15, 2019	May 24, 2019	August 23, 2019	November 22, 2019
Payment date	March 22, 2019	June 28, 2019	September 27, 2019	December 27, 2019

Additionally, on February 11, 2020, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.20125 per common share, which will be paid on March 27, 2020 to shareholders of record as of the close of business on February 28, 2020.

Cash dividends declared on the Company’s outstanding weighted average number of basic common shares for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
Cash dividends declared per common share	$0.79750	$0.77750	$0.75750

Note 13— Income Taxes

The following table summarizes the provision for income taxes:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Current:
Federal	$15,041	$23,407	$35,673
State	6,158	5,992	7,179
	$21,199	$29,399	$42,852
Deferred:
Federal	$(824)	$(9,526)	$2,924
State	140	(3,487)	(1,037)
	$(684)	$(13,013)	$1,887

Tax provision	$20,515	$16,386	$44,739

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

Significant components of the Company’s federal and state deferred tax asset and liability balances were as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$13,376	$14,599
Deferred compensation	8,074	7,350
Accrued insurance claims	4,902	3,715
Non-deductible reserves	489	336
Amortization of intangibles	—	24
Other	1,641	1,730
	$28,482	$27,754
Deferred tax liabilities:
Expensing of housekeeping supplies	$(3,796)	$(4,375)
Amortization of intangibles	(218)	—
Depreciation of property and equipment	(1,969)	(1,913)
Leases	(96)	—
Other	(2,039)	(914)
	$(8,118)	$(7,202)

Net deferred tax assets	$20,364	$20,552

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

The table below provides a reconciliation between the tax expense computed by applying the statutory federal income tax rate to income before income taxes and the provision for income taxes:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Income tax expense computed at statutory rate	$17,872	$20,981	$46,538
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	4,902	1,936	3,661
Federal jobs credits	(3,164)	(5,006)	(4,193)
Tax exempt interest	(399)	(384)	(568)
Stock-based compensation	298	(1,179)	(4,632)
United States Tax Reform - remeasurement of deferred taxes	—	—	3,719
Other, net	1,006	38	214
Income tax expense	$20,515	$16,386	$44,739

The Company performs an evaluation each period of its tax positions taken and expected to be taken in tax returns. The evaluation is performed on positions relating to tax years that remain subject to examination by major tax jurisdictions, the earliest of which is the tax year ended December 31, 2014. Based on the evaluation, the Company concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Therefore, the table reporting on the change in the liability for unrecognized tax benefits during the years ended December 31, 2019 and 2018 is omitted as there is no activity to report in such account for the years ended December 31, 2019 or 2018.

Note 14—Related Party Transactions

For the years ended December 31, 2019 and 2018, the Company did not have any related party transactions. For the year ended December 31, 2017, a director was a member of a law firm which was retained by the Company. The fees paid by the Company to such firm did not exceed $120,000 in any period. Additionally, such fees did not exceed, in any period, 5% of such firm’s revenues or the Company’s revenues.

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

All revenues and net income are earned in the United States.

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Revenues[1]
Housekeeping services	$909,499	$967,606	$974,685
Dietary services	931,279	1,034,995	886,521
Consolidated	$1,840,778	$2,002,601	$1,861,206

Income before income taxes
Housekeeping services	$94,173	$105,904	$92,500
Dietary services	43,269	60,562	46,008
Corporate[2]	(52,346)	(66,556)	(5,543)
Consolidated	$85,096	$99,910	$132,965

Depreciation and amortization
Housekeeping services	$5,945	$6,315	$6,547
Dietary services	2,422	2,433	1,813
Corporate	5,573	524	526
Consolidated	$13,940	$9,272	$8,886

Total assets
Housekeeping services	$265,096	$291,117	$304,303
Dietary services	236,075	235,183	242,874
Corporate[3]	221,421	166,303	128,826
Consolidated	$722,592	$692,603	$676,003

Capital expenditures
Housekeeping services	$3,188	$3,996	$4,287
Dietary services	68	690	663
Corporate	1,112	254	447
Consolidated	$4,368	$4,940	$5,397

1.For the years ended December 31, 2019 and 2018, both the Housekeeping and Dietary segments earned revenue from several significant customers, including Genesis. For the years ended December 31, 2019 and 2018, Genesis accounted for $287.8 million or 15.6% and $386.7 million or 19.3% of the Company's consolidated revenues, respectively. Additionally, 2018 and 2017 Housekeeping revenues were revised for the presentation of the revenues earned by the Company's wholly-owned captive insurance subsidiary. Refer to Note 1—Description of Business and Significant Accounting Policies herein for additional disclosure regarding the revision.
2.Represents primarily corporate office cost and related overhead, recording of certain inventories and supplies and workers compensation costs at the reportable segment level which use accounting methods that differ from those used at the corporate level, as well as consolidated subsidiaries’ operating expenses that are not allocated to the reportable segments, net of investment and interest income.
3.Primarily consists of cash and cash equivalents, marketable securities, deferred income taxes and other current and noncurrent assets.

Note 16— Earnings Per Common Share

Basic and diluted earnings per common share are computed by dividing net income by the weighted-average number of basic and diluted common shares outstanding, respectively. The weighted-average number of diluted common shares includes the impact of dilutive securities, including outstanding stock options and unvested restricted stock and restricted stock units. The table below reconciles the weighted-average basic and diluted common shares outstanding for 2019, 2018 and 2017:

	Year Ended December 31, 2019
	2019	2018	2017
	(in thousands)
Weighted average number of common shares outstanding - basic	74,362	74,002	73,355
Effect of dilutive securities	228	610	993
Weighted average number of common shares outstanding - diluted	74,590	74,612	74,348

Anti-dilutive outstanding equity awards under share based compensation plans were as follows:

	Year Ended December 31, 2019
	2019	2018	2017
	(in thousands)
Anti-dilutive	1,682	659	261

Note 17—Contractual Obligations and Other Contingencies

Line of Credit

As of December 31, 2019, the Company had a $475 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a floating rate, based on the Company's leverage ratio, and starting at LIBOR plus 115 basis points (or if LIBOR becomes unavailable, the higher of the Overnight Bank Funding Rate, plus 50 basis points and the Prime Rate). At December 31, 2019, there were $10.0 million in borrowings under the line of credit. The line of credit requires the Company to satisfy two financial covenants, with which the Company is in compliance as of December 31, 2019 and expects to remain in compliance. The line of credit expires on December 21, 2023.

At December 31, 2019, the Company also had outstanding $62.7 million in irrevocable standby letters of credit, which relate to payment obligations under the Company's insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $62.7 million to $402.3 million at December 31, 2019. On January 2, 2020, the letters of credit were amended and increased the outstanding amounts to $64.9 million. As a result of such amendment, the letters of credit expire on January 2, 2021.

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

Note 18—Accrued Insurance Claims

The Company currently has a Paid Loss Retrospective Insurance Plan for general liability, workers’ compensation insurance and other self-insurance programs, which comprise approximately 33.4% of the Company’s liabilities at December 31, 2019. Under the Company’s insurance plans, predetermined loss limits are arranged with the Company’s insurance company to limit both per occurrence cash outlay and annual insurance plan cost. The Company’s accounting for this plan utilizes current valuations from a third party actuary, which include assumptions based on data such as historical claims, pay-out experience, demographic factors, industry trends, severity factors, and other actuarial calculations. In the event that the Company’s claims experience and/or industry trends result in an unfavorable change in the assumptions or outcomes, it would have an adverse effect on the Company’s results of operations and financial condition.

For general liability, workers’ compensation and other self-insurance programs, the Company records both a reserve for the estimated future cost of claims and related expenses that have been reported but not settled, as well as an estimate of claims incurred but not reported. General liability and workers' compensation reserves for claims incurred but not reported are developed by a third party actuary through review of the Company’s historical data and open claims.

Note 19—Selected Quarterly Financial Data (Unaudited)

The following tables summarize the unaudited quarterly financial data for the last two fiscal years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
2019
Revenues	$476,111	$462,101	$455,606	$446,960
Operating costs and expenses	$468,366	$439,094	$431,883	$423,556
Income before income taxes	$11,892	$23,617	$23,716	$25,871
Net income	$9156	$18,186	$18,344	$18,895
Basic earnings per common share	$0.12	$0.24	$0.25	$0.25
Diluted earnings per common share	$0.12	$0.24	$0.25	$0.25
Cash dividends declared per common share	$0.19750	$0.19875	$0.20000	$0.20125
2018
Revenues[1]	$500,562	$501,587	$505,500	$494,952
Operating costs and expenses	$502,773	$470,405	$474,975	$456,612
(Loss) income before income taxes	$(1,395)	$33,316	$32,982	$35,007
Net income	$72	$25,814	$26,086	$31,552
Basic earnings per common share	$0.00	$0.35	$0.35	$0.43
Diluted earnings per common share	$0.00	$0.35	$0.35	$0.42
Cash dividends declared per common share	$0.19250	$0.19375	$0.19500	$0.19625
1.Prior year revenues were revised for the presentation of the revenue associated with our wholly-owned captive insurance subsidiary. Refer to Note 1 - Description of Business and Significant Accounting Policies herein for additional disclosure regarding the revision.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Securities Exchange Act Rules 13a-15 and 15a-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

Design and Evaluation of Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included a report of management’s assessment of the design and effectiveness of the Company’s internal controls over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Grant Thornton, LLP, the Company’s independent registered public accounting firm, also audited the Company’s internal control over financial reporting. Management’s report and the independent registered public accounting firm’s audit report are included in this Annual Report on Form 10-K within Part II, Item 8 under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm”.

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

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The information regarding directors and executive officers is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to its shareholders in connection with its 2020 Annual Meeting of Shareholders and to be filed within 120 days of the close of the year ended December 31, 2019.

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

Item 11.   Executive Compensation.

The information regarding executive compensation is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to shareholders in connection with its 2020 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2019.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to shareholders in connection with its 2020 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ending December 31, 2019.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information regarding certain relationships and related transactions, and director independence is incorporated herein by reference to the Company’s definitive proxy statement mailed to shareholders in connection with its 2020 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2019.

Item 14.   Principal Accountant Fees and Services.

The information regarding principal accountant fees and services is incorporated herein by reference to the Company’s definitive proxy statement mailed to shareholders in connection with its 2020 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2019.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a) The following financial statements, schedules and exhibits are filed as part of this report:

1.Index to Consolidated Financial Statements — The Financial Statements required by this item are listed on the Index to Financial Statements in Part II, Item 8 of this report.
2.Index to Financial Statement Schedules —
a.Schedule II—Valuation and Qualifying Accounts and Reserves; and
b.Other financial statement schedules are not included because they are not required or the information is otherwise shown in the financial statements or notes thereto.
3.Index to Exhibits —
a. The exhibits listed below are filed as part of, or are incorporated by reference into, this report.

(b) See Item 15(a)(3) above.

(c) See Item 15(a)(2) above.

Item 16.   Form 10-K Summary.

None.

Healthcare Services Group, Inc.
Schedule II — Valuation and Qualifying Accounts and Reserves

		Additions
Description	Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Ending Balance
(in thousands)
2019
Allowance for Doubtful Accounts	$57,209	$25,480	$—	$30,296	$52,393
2018
Allowance for Doubtful Accounts	$11,985	$51,387	$—	$6,163	$57,209
2017
Allowance for Doubtful Accounts	$6,911	$6,250	$—	$1,176	$11,985

Exhibit Index
The following Exhibits are filed as part of this Report (references are to Reg. S-K Exhibit Numbers):

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of the Registrant as of May 30, 2000	10-K	0-12015	3/21/2001	3.2	—
3.2	Amendment to the Amended and Restated Articles of Incorporation of the Registrant as of May 22, 2007	8-K	0-12015	5/24/2007	3.1	—
3.3	Second Amended and Restated Bylaws of the Registrant as of February 17, 2015	10-K	0-12015	2/19/2015	3.3	—
4.1 (P)	Specimen Certificate of the Common Stock, $.01 par value, of the Registrant	S-18	2-87625-W	—	4.1	—
4.2†	Healthcare Services Group, Inc. Employee Stock Purchase Plan	S-8	333-92835	12/15/1999	4(a)	—
4.3†	Healthcare Services Group, Inc. Amendment No. 3 to Employee Stock Purchase Plan	10-Q	0-12015	10/28/2016	4.1	—
4.5†	Healthcare Services Group, Inc. Amended and Restated Deferred Compensation Plan	10-Q	0-12015	10/22/2012	10.1	—
10.1†	Second Amended and Restated 2012 Equity Incentive Plan	10-Q	0-12015	7/27/2012	10.1	—
10.2	$475,000,000 Revolving Credit Facility, dated as of December 21, 2018	8-K	0-12015	12/31/2018	10.1	—
10.3	Healthcare Services Group, Inc. Dividend Reinvestment Plan	S-3D	333-108182	8/22/2003	99.0	—
21	Subsidiaries of Healthcare Services Group, Inc.	—	—	—	—	X
23	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	—	—	—	—	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	—	—	—	—	X
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	—	—	—	—	X
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	—	—	—	—	X
101.	The following financial information from the Company's Form 10-K for the fiscal year ended December 31, 2019 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders' Equity, and (v) Notes to Consolidated Financial Statements	—	—	—	—	X
104.	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)	—	—	—	—	X

†	Indicates a management plan or compensatory plan or arrangement.
(P)	Prior to digital copy

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 21, 2020	HEALTHCARE SERVICES GROUP, INC.
(Registrant)

	By:	/s/ Theodore Wahl
Theodore Wahl
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Theodore Wahl	Director and President & Chief Executive Officer	February 21, 2020
Theodore Wahl	(Principal Executive Officer)

/s/ John C. Shea	Chief Financial Officer	February 21, 2020
John C. Shea	(Principal Financial and Accounting Officer)

/s/ Jude Visconto	Chairman of the Board	February 21, 2020
Jude Visconto

/s/ Michael E. McBryan	Director and Executive Vice President & Chief Revenue Officer	February 21, 2020
Michael E. McBryan

/s/ John M. Briggs	Director	February 21, 2020
John M. Briggs

/s/ Robert L. Frome	Director	February 21, 2020
Robert L. Frome

/s/ Diane S. Casey	Director	February 21, 2020
Diane S. Casey

/s/ Robert J. Moss	Director	February 21, 2020
Robert J. Moss

/s/ Dino D. Ottaviano	Director	February 21, 2020
Dino D. Ottaviano

/s/ John J. McFadden	Director	February 21, 2020
John J. McFadden

/s/ Daniela Castagnino	Director	February 21, 2020
Daniela Castagnino