Form 10-Q
period 2020-03-31
HEALTHCARE SERVICES GROUP INC
filed 2020-04-24
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $.01 par value: 74,416,000 shares outstanding as of April 23, 2020.

Healthcare Services Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2020

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report and documents incorporated by reference into it may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the healthcare industry, primarily providers of long-term care; the impact of and future effects of the COVID-19 pandemic or other potential pandemics; having a significant portion of our consolidated revenues contributed by one customer during the three months ended March 31, 2020; credit and collection risks associated with the healthcare industry; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the healthcare industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor-related matters such as minimum wage increases; the Company’s expectations with respect to selling, general, and administrative expense; continued realization of tax benefits arising from our corporate reorganization and self-funded health insurance program; the impact of the Securities and Exchange Commission investigation and related class action lawsuit; risks associated with the reorganization of our corporate structure; and the risk factors described in Part I of our Form 10-K for the fiscal year ended December 31, 2019 and the risk factors described in Part I of our Form 10-K for the fiscal year ended December 31, 2019 under “Government Regulation of Clients,” “Service Agreements and Collections,” and “Competition,” and under Item IA. “Risk Factors” in such Form 10-K and this Form 10-Q.

These factors, in addition to delays in payments from clients and/or clients in bankruptcy, have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results would be adversely affected if unexpected increases in the costs of labor and labor-related costs, materials, supplies and equipment used in performing services (including the impact of potential tariffs and COVID-19) could not be passed on to our clients.

In addition, we believe that to improve our financial performance we must continue to obtain service agreements with new clients, retain and provide new services to existing clients, achieve modest price increases on current service agreements with existing clients and/or maintain internal cost reduction strategies at our various operational levels. Furthermore, we believe that our ability to sustain the internal development of managerial personnel is an important factor impacting future operating results and the successful execution of our projected growth strategies.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Healthcare Services Group, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)
(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS:
Current assets:
Cash and cash equivalents	$64,498	$27,329
Marketable securities, at fair value	90,497	90,711
Accounts and notes receivable, less allowance for doubtful accounts of $87,453 and $45,726 as of March 31, 2020 and December 31, 2019, respectively	303,804	340,930
Inventories and supplies	36,938	36,517
Prepaid expenses and other assets	24,819	20,245
Total current assets	520,556	515,732
Property and equipment, net	29,010	28,820
Goodwill	51,084	51,084
Other intangible assets, less accumulated amortization of $20,342 and $19,300 as of March 31, 2020 and December 31, 2019, respectively	21,311	22,353
Notes receivable — long–term portion, less allowance for doubtful accounts of $4,827 and $6,667 as of March 31, 2020 and December 31, 2019, respectively	49,466	46,992
Deferred compensation funding, at fair value	30,008	37,247
Deferred income taxes	30,642	20,364
Total assets	$732,077	$722,592

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$60,794	$54,418
Accrued payroll, accrued and withheld payroll taxes	29,763	36,413
Other accrued expenses	11,443	16,489
Borrowings under line of credit	50,000	10,000
Income taxes payable	10,555	8,075
Accrued insurance claims	23,729	23,256
Total current liabilities	186,284	148,651
Accrued insurance claims — long-term portion	65,272	64,366
Deferred compensation liability	30,098	37,621
Lease liability — long-term portion	12,244	11,649

Commitments and contingencies (Note 15)

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000 shares authorized; 75,725 and 75,557 shares issued, and 74,416 and 74,149 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	757	756
Additional paid-in capital	275,447	270,614
Retained earnings	168,404	195,455
Accumulated other comprehensive income, net of taxes	2,386	2,919
Common stock in treasury, at cost, 1,309 and 1,408 shares as of March 31, 2020 and December 31, 2019, respectively	(8,815)	(9,439)
Total stockholders’ equity	438,179	460,305
Total liabilities and stockholders’ equity	$732,077	$722,592

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues	$449,150	$476,111
Operating costs and expenses:
Costs of services provided	387,156	427,265
Selling, general and administrative expense	30,017	41,101
Other (expense) income:
Investment and other income, net	(4,827)	5,203
Interest expense	(368)	(1,056)
Income before income taxes	26,782	11,892

Income tax provision	6,592	2,736
Net income	$20,190	$9,156

Per share data:
Basic earnings per common share	$0.27	$0.12
Diluted earnings per common share	$0.27	$0.12

Weighted average number of common shares outstanding:
Basic	74,658	74,301
Diluted	74,767	74,719

Comprehensive income:
Net income	$20,190	$9,156
Other comprehensive income:
Unrealized (loss) gain on available-for-sale marketable securities, net of taxes	(533)	1,416
Total comprehensive income	$19,657	$10,572

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$20,190	$9,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,556	3,489
Bad debt provision	2,060	18,470
Share-based compensation expense	1,973	1,838
Amortization of premium on marketable securities	450	382
Unrealized loss (gain) on deferred compensation fund investments	5,761	(3,445)
Changes in operating assets and liabilities:
Accounts and notes receivable	(9,645)	(25,986)
Inventories and supplies	(421)	300
Prepaid expenses and other assets	(4,574)	(323)
Deferred compensation funding	1,478	744
Accounts payable and other accrued expenses	(379)	(5,322)
Accrued payroll, accrued and withheld payroll taxes	(4,626)	18,465
Income taxes payable	2,480	(5,730)
Accrued insurance claims	1,379	2,622
Deferred compensation liability	(6,994)	2,917
Net cash provided by operating activities	12,688	17,577
Cash flows from investing activities:
Disposals of fixed assets	129	64
Additions to property and equipment	(788)	(1,336)
Purchases of marketable securities	(2,670)	(4,277)
Sales of marketable securities	1,757	3,539
Net cash used in investing activities	(1,572)	(2,010)
Cash flows from financing activities:
Dividends paid	(15,033)	(14,588)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	23	24
Proceeds from the exercise of stock options	1,724	1,913
Proceeds from short-term borrowings	40,000	—
Payments of statutory withholding on net issuance of restricted stock units	(661)	(579)
Net cash provided by (used in) financing activities	26,053	(13,230)
Net change in cash and cash equivalents	37,169	2,337
Cash and cash equivalents at beginning of the period	27,329	26,025
Cash and cash equivalents at end of the period	$64,498	$28,362

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	For the three months ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	75,557	$756	$270,614	$2,919	$195,455	$(9,439)	$460,305
Adjustment to adopt credit-loss guidance[1]	—	—	—	—	(32,099)	—	(32,099)
Balance, January 1, 2020	75,557	$756	$270,614	$2,919	$163,356	$(9,439)	$428,206
Comprehensive income:
Net income for the period	—	—	—	—	20,190	—	20,190
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(533)	—	—	(533)
Comprehensive income for the period							$19,657
Exercise of stock options and other share-based compensation, net of shares tendered for payment	162	1	1,723	—	—	—	1,724
Payment of statutory withholding on issuance of restricted stock and restricted stock units	—	—	(661)	—	—	—	(661)
Share-based compensation expense — stock options, restricted stock and restricted stock units	—	—	1,822	—	—	—	1,822
Treasury shares issued for Deferred Compensation Plan funding and redemptions	—	—	417	—	—	111	528
Shares issued pursuant to Employee Stock Plan	—	—	1,329	—	—	506	1,835
Dividends paid and accrued, $0.20 per share	—	—	—	—	(15,142)	—	(15,142)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	16	—	—	7	23
Other	6	—	187	—	—	—	187
Balance, March 31, 2020	75,725	$757	$275,447	$2,386	$168,404	$(8,815)	$438,179

1.See Note 4—Allowance for Doubtful Accounts regarding the new credit-loss guidance

See accompanying notes to consolidated financial statements.

	For the three months ended March 31, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	75,344	$753	$259,440	$158	$190,092	$(9,663)	$440,780
Comprehensive income:
Net income for the period	—	—	—	—	9,156	—	9,156
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	1,416	—	—	1,416
Comprehensive income for the period							$10,572
Exercise of stock options and other share-based compensation, net of shares tendered for payment	115	2	1,911	—	—	—	1,913
Payment of statutory withholding on issuance of restricted stock and restricted stock units	—	—	(579)	—	—	—	(579)
Share-based compensation expense — stock options, restricted stock and restricted stock units	—	—	1,656	—	—	—	1,656
Treasury shares issued for Deferred Compensation Plan funding and redemptions	—	—	535	—	—	1	536
Shares issued pursuant to Employee Stock Plan	—	—	1,781	—	—	349	2,130
Dividends paid and accrued, $0.20 per share	—	—	—	—	(14,656)	—	(14,656)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	18	—	—	5	23
Other	6	—	174	—	—	—	174
Balance, March 31, 2019	75,465	$755	$264,936	$1,574	$184,592	$(9,308)	$442,549

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

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows. However, in the Company’s opinion, all adjustments which are of a normal recurring nature and are necessary for a fair presentation have been reflected in these consolidated financial statements. The balance sheet shown in this report as of December 31, 2019 has been derived from the audited financial statements for the year ended December 31, 2019. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for any future period.

Use of Estimates in Financial Statements

In preparing financial statements in conformity with U.S. GAAP, estimates and assumptions are made that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Significant estimates are used in determining, but are not limited to, the Company’s allowance for doubtful accounts, accrued insurance claims, valuations, deferred taxes and reviews for potential impairment. The estimates are based upon various factors including current and historical trends, as well as other pertinent industry and regulatory authority information, including the potential future effects of COVID-19. Management regularly evaluates this information to determine if it is necessary to update the basis for its estimates and to adjust for known changes.

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

Accounts and Notes Receivable

Accounts and notes receivable consist of Housekeeping and Dietary segment trade receivables from contracts with customers. The Company’s payment terms with customers for services provided are defined within each customer’s service agreement. All accounts receivables are considered short term assets as the Company does not grant payment terms greater than one year. Accounts receivable initially are recorded at the transaction amount, and are recorded after the Company has an unconditional right to payment where only the passage of time is required before payment is received. Each reporting period, the Company evaluates the collectability of outstanding receivable balances and records an allowance for doubtful accounts representing an estimate of future expected credit loss. Additions to the allowance for doubtful accounts are made by recording a charge to bad debt expense reported in costs of services provided.

Notes receivable are initially recorded when accounts receivable are transferred into a promissory note and are recorded as an alternative to accounts receivable to memorialize an unqualified promise to pay a specific sum, typically with interest, in accordance with a defined payment schedule. The Company’s payment terms with customers on promissory notes can vary based on several factors and the circumstances of each promissory note, however typically promissory notes mature over a 1 to 3 year period. Similar to accounts receivable, each reporting period the Company evaluates the collectability of outstanding notes receivable balances and records an allowance for doubtful accounts representing an estimate of future expected credit loss.

Refer to Note 3—Accounts and Notes Receivable herein for further information.

Allowance for Doubtful Accounts

The guidance under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification subtopic 326 Credit Losses - Measurement of Credit Losses on Financial Instruments ("ASC 326") became effective and was adopted by the Company prospectively as of January 1, 2020. In adopting ASC 326 the Company replaced its previous incurred loss impairment model for estimating credit losses on accounts and notes receivables for its reporting of quarterly and annual financial results with an expected loss model prepared in accordance with ASC 326. While the incurred loss impairment model had the Company recognize credit losses when it was probable that a loss had been incurred, ASC 326 requires the Company to estimate the lifetime expected credit losses on such instruments and to record an allowance to offset the receivables. ASC 326 requires the recognition of credit losses that are expected based on existing accounts and notes receivable as compared to the incurred loss approach. Accordingly, credit losses under ASC 326 generally are recognized earlier in the life cycle of a receivable than under the Company’s previous incurred loss model. Modeling must be prepared after considering historical experience, current conditions, and reasonable and supportable economic forecasts to estimate lifetime expected credit losses. Under the previous incurred loss impairment model, credit losses were recognized when Management determined that it was more likely than not that a loss had been incurred and such loss was estimable.

Refer to Note 4—Allowance for Doubtful Accounts herein for further information.

The cumulative effect of initially applying the new ASC 326 guidance to the consolidated financial statements on January 1, 2020 was as follows:

Consolidated Statement of Financial Position	December 31, 2019	Cumulative Impact from Adopting ASC 326 Guidance	January 1, 2020
	(in thousands)
Assets
Short-term accounts and notes receivable, less allowance for doubtful accounts	$340,930	$(41,100)	$299,830
Notes receivable – long–term portion, less allowance for doubtful accounts	$46,992	$(1,136)	$45,856
Allowance for doubtful accounts on short-term accounts and notes receivables	$(45,726)	$(41,100)	$(86,826)
Allowance for doubtful accounts on long-term notes receivables	$(6,667)	$(1,136)	$(7,803)
Deferred income taxes	$20,364	$10,137	$30,501
Stockholders’ equity
Retained earnings	$195,455	$(32,099)	$163,356

Inventories and Supplies

Inventories and supplies include housekeeping, linen and laundry supplies, as well as food provisions and supplies. Non-linen inventories and supplies are stated on a first-in, first-out (FIFO) basis, and reduced as deemed necessary to approximate the lower of cost or net realizable value. Linen supplies are amortized on a straight-line basis over their estimated useful life of 24 months.

Revenue Recognition

The Company recognizes revenue from contracts with customers when or as the promised goods and services are provided to customers. Revenues are reported net of sales taxes that are collected from customers and remitted to taxing authorities.

The guidance under the FASB Accounting Standards Codification subtopic 606 Revenue from Contracts with Customers ("ASC 606") requires the Company to recognize revenue as the promised goods and services within the terms of the Company’s contracts are performed and satisfied. The amount of revenue recognized by the Company is based on the consideration to which the Company is entitled in exchange for providing the contracted goods and services. The adoption of this standard did not have a material impact on the Company’s accounting for revenue earned relating to the Housekeeping and Dietary segments. The Company also did not recognize an opening adjustment to retained earnings as a result of the adoption of the standard. Refer to Note 2—Revenue herein for further information.

Leases

The guidance under FASB Accounting Standards Codification subtopic ASC 842 Leases (“ASC 842”) became effective and was adopted by the Company as of January 1, 2019, by applying a modified retrospective transition approach which resulted in the capitalization of the Company’s existing operating leases as of January 1, 2019. As such, the Company records assets and liabilities on the balance sheet to recognize the rights and obligations arising from leasing arrangements with contractual terms greater than 12 months, as permitted by U.S. GAAP. A leasing arrangement includes any contract which entitles the Company to the right of use of an identified tangible asset where there are no restrictions as to the direct of use of the asset, and the Company obtains substantially all of the economic benefits from the right of use. As of March 31, 2020 and December 31, 2019, the Company was only the lessee of operating lease arrangements.
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

During the first quarter of 2020, the Company reviewed the carrying value of goodwill due to the events and circumstances surrounding the COVID-19 pandemic. No impairment loss on the Company’s intangible assets or goodwill during the three months ended March 31, 2020 was recorded as a result of such review. There was no impairment loss recognized on the Company’s intangible assets or goodwill during the three months ended March 31, 2019.

Concentrations of Credit Risk

The Company’s financial instruments that are subject to credit risk are cash and cash equivalents, marketable securities, deferred compensation funding and accounts and notes receivable. At March 31, 2020 and December 31, 2019, substantially all of the Company’s cash and cash equivalents and marketable securities were held in one large financial institution located in the United States. The Company’s marketable securities are fixed income investments which are highly liquid and can be readily purchased or sold through established markets.

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

Housekeeping

Housekeeping accounted for $224.3 million and $233.1 million of the Company’s consolidated revenues for the three months ended March 31, 2020 and 2019, respectively, which represented approximately 49.9% and 49.0% of the Company’s revenues in each respective period. The Housekeeping services include managing clients’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the clients’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the clients’ facilities. Upon beginning service with a client facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with client requests. Such management personnel also oversee the execution of various cost and quality-control procedures including continuous training and employee evaluation.

Dietary

Dietary services accounted for $224.9 million and $243.0 million of the Company’s consolidated revenues for the three months ended March 31, 2020 and 2019, respectively, which represented approximately 50.1% and 51.0% of the Company’s revenues in each respective period. Dietary services consist of managing clients’ dietary departments which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support provided by a District Manager specializing in dietary services. The Company also offers clinical consulting services to facilities which if contracted is a service bundled within the monthly service provided to clients. Upon beginning service with a client facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate dietitian services with other facility support functions in accordance with client requests. Such management personnel also oversee the execution of various cost and quality-control procedures including continuous training and employee evaluation.

Revenue Recognition

All of the Company’s revenues are derived from contracts with customers. The Company accounts for revenue from contracts with customers in accordance with ASC 606, and as such, the Company recognizes revenue to depict the transfer of promised goods and services to customers in amounts that reflect the consideration to which the Company is entitled in exchange for those goods and services. The Company’s costs of obtaining contracts are not material.

The Company performs services and provides goods in accordance with its contracts with its customers. Such contracts typically provide for a renewable one year service term, cancellable by either party upon 30 to 90 days’ notice, after an initial period of 60 to 120 days. A performance obligation is the unit of account under ASC 606 and is defined as a promise in a contract to transfer a distinct good or service to the customer. The Company’s Housekeeping and Dietary contracts relate to the provision of bundles of goods, services or both, which represent a series of distinct goods and services that are substantially the same and that have the same pattern of transfer to the customer. The Company accounts for the series as a single performance obligation satisfied over time, as the customer simultaneously receives and consumes the benefits of the goods and services provided. Revenue is recognized using the output method, which is based upon the delivery of goods and services to the clients’ facilities. In limited cases, the Company provides goods, services or both, before the execution of a written contract. In these cases, the Company defers the recognition of revenue until a contract is executed. The amount of such deferred revenue was not material as of March 31, 2020 and December 31, 2019. Additionally, substantially all such revenue amounts deferred as of December 31, 2019 were subsequently recognized as revenue during the three months ended March 31, 2020.

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

The Company allocates the transaction price to each performance obligation, noting that the bundle of goods, services or goods and services provided under each Housekeeping and Dietary contract represents a single performance obligation that is satisfied over time. The Company recognizes the related revenue when it satisfies the performance obligation by transferring a bundle of promised goods, services or both to a customer. Such recognition is on a monthly or weekly basis, as goods are provided and services are performed. In some cases, the Company requires customers to pay in advance for goods and services to be provided. As of March 31, 2020 and December 31, 2019, the value of the contract liabilities associated with customer prepayments was not material. Additionally, substantially all such revenue amounts deferred as of December 31, 2019 were subsequently recognized as revenue during the three months ended March 31, 2020.

Transaction Price Allocated to Remaining Performance Obligations

The Company recognizes revenue as it satisfies the performance obligations associated with contracts with customers, which due to the nature of the goods and services provided by the Company, are satisfied over time. Contracts may contain transaction prices that are fixed, variable or both. The Company’s contracts with customers typically provide for an initial term of one year, with renewable one year service terms, cancellable by either party upon 30 to 90 days’ notice after an initial period of 60 to 120 days.

At March 31, 2020, the Company had $612.9 million related to performance obligations that were unsatisfied or partially unsatisfied for which the Company expects to recognize revenue. The Company expects to recognize revenue on approximately 25.6% of the remaining performance obligations over the next 12 months, with the balance to be recognized thereafter. These amounts exclude variable consideration primarily related to performance obligations that consists of a series of distinct service periods with revenues based on future performance that cannot be estimated at contract inception. The Company also has elected to apply the practical expedient that permits exclusion of information about the remaining performance obligations with original expected durations of one year or less.

Note 3—Accounts and Notes Receivable

The Company’s accounts and notes receivable balances consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(in thousands)
Short-term
Accounts and notes receivable	$391,257	$386,656
Allowance for doubtful accounts[1]	(87,453)	(45,726)
Total net short-term accounts and notes receivable	$303,804	$340,930
Long-term
Notes receivable	$54,293	$53,659
Allowance for doubtful accounts[1]	(4,827)	(6,667)
Total net long-term notes receivable	$49,466	$46,992
Total net accounts and notes receivable	$353,270	$387,922
1.Effective January 1, 2020, the Company adopted ASC 326 and recorded a one-time adoption adjustment of $42.2 million

The Company makes credit decisions on a case-by-case basis after reviewing a number of qualitative and quantitative factors related to the specific client as well as current industry variables that may impact that client. There are a variety of factors that impact a client’s ability to pay in accordance with the Company’s contracts. These factors include, but are not limited to, fluctuating census numbers, litigation costs and the client’s participation in programs funded by federal and state governmental agencies. Deviations in the timing or amounts of reimbursements under those programs can impact the client’s cash flows and its ability to make timely payments. However, the client’s obligation to pay the Company in accordance with the contracts are not contingent upon the client’s cash flow. Notwithstanding the Company’s efforts to minimize its credit risk exposure, the aforementioned factors, as well as other factors that impact client cash flows or ability to make timely payments, could have an indirect, yet material adverse effect on the Company’s results of operations and financial condition.

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

Note 4 - Allowance for Doubtful Accounts

On January 1, 2020 (the "adoption date"), the Company replaced its previous incurred loss impairment model for estimating credit losses on accounts and notes receivables with an expected loss model prepared in accordance with ASC 326. While the incurred loss impairment model had the Company recognize credit losses when it was probable that a loss had been incurred, ASC 326 requires the Company to estimate future expected credit losses on such instruments before an impairment may occur. On the adoption date the Company recorded an initial increase of $42.2 million to the Company's allowance for doubtful accounts, with an offset recorded as an opening adjustment to retained earnings.

In making the Company’s credit evaluations, management considers the general collection risk associated with trends in the long-term care industry. The Company establishes credit limits through payment terms with customers, performs ongoing credit evaluations and monitors accounts on an aging schedule basis to minimize the risk of loss. Despite the Company’s efforts to minimize credit risk exposure, clients could be adversely affected if future industry trends, including those related to COVID-19, change in such a manner as to negatively impact their cash flows. The full effects of COVID-19 on the Company’s clients are highly uncertain and cannot be predicted. As a result, the Company’s future collection experience can differ significantly from historical collection trends. If the Company’s clients experience a negative impact on their cash flows, it could have a material adverse effect on the Company’s results of operations and financial condition.

The Company evaluates its accounts and notes receivable for expected credit losses quarterly. Accounts receivables are evaluated based on internally developed credit quality indicators derived from the aging of receivables. Notes receivable are evaluated based on internally developed credit quality indicators derived from Management’s assessment of collection risk. The Company manages note receivable portfolios using a two tiered approach by disaggregating standard notes receivables, which are promissory notes in good standing, from those who have been identified by Management as having an elevated credit risk profile due to a trigger event such as bankruptcy. At the end of each period the Company sets a reserve for expected credit losses on standard notes receivable based on the Company’s historical loss rate. Notes receivable with an elevated risk profile, which are from customers who have filed bankruptcy, are subject to collections activity or are slow payers that are experiencing financial difficulties, are aggregated and evaluated to determine the total reserve for the class of receivable.

The guidance in ASC 326 permits entities to make an accounting policy election not to measure an estimate for credit losses on accrued interest if those entities write-off accrued interest deemed uncollectible in a timely manner. The Company follows an income recognition policy on all interest earned on notes receivable. Under such policy the Company accounts for all notes receivable on a non-accrual basis and defers the recognition of any interest income until receipt of cash payments. This policy was established, recognizing the environment of the long-term care industry, and not because such notes receivable are necessarily impaired. Accordingly, the Company does not record a credit loss adjustment for accrued interest. For the three months ended March 31, 2020, the Company recognized $0.6 million in interest income from notes receivables.

As part of the Company’s adoption of ASC 326, there are additional disclosures required to be made on a class of financing receivable basis. The following table presents the Company’s two tiers of notes receivable further disaggregated by year of origination as of March 31, 2020. The information is updated as of March 31, 2020:

	Notes Receivable
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(in thousands)
Notes Receivable
Standard note receivable	$6,810	$16,058	$17,745	$27,066	$1,989	$1,606	$71,274
Elevated risk note receivable	$—	$—	$397	$5,511	$—	$2,457	$8,365

Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—
Current-period net write-offs	$—	$—	$—	$—	$—	$—	$—

The following table provides information as to the status of payment on the Company’s notes receivable in the manner in which the Company evaluates credit risk amongst the portfolio:

	Age Analysis of Past-Due Note Receivable as of March 31, 2020
	0-90 Days	91 - 180 Days	Greater than 181 Days	Total
	(in thousands)
Notes Receivable
Standard notes receivable	$872	$531	$2,540	$3,943
Elevated risk notes receivable	804	532	5,399	6,735
	$1,676	$1,063	$7,939	$10,678

The following table provides a summary of the changes in the Company’s allowance for doubtful accounts on a portfolio segment basis for the three months ended March 31, 2020:

	Allowance for doubtful accounts
Portfolio Segment	December 31, 2019	Cumulative effect of ASC 326 adoption[1]	Write-Offs	Bad Debt Expense	March 31, 2020
	(in thousands)
Accounts receivable	$39,903	$36,709	$(4,409)	$2,186	$74,389

Note receivable
Standard notes receivable	$6,667	$5,236	$—	$(249)	$11,654
Elevated risk notes receivable	5,823	291	—	123	6,237
Total notes receivable	$12,490	$5,527	$—	$(126)	$17,891
Total accounts and notes receivable	$52,393	$42,236	$(4,409)	$2,060	$92,280
1.Represents a one-time adjustment to the Company’s 2020 opening retained earnings balance in accordance with the adoption of the accounting guidance.

Note 5—Changes in Accumulated Other Comprehensive Income by Component

Accumulated other comprehensive income consists of unrealized gains and losses from the Company’s available-for-sale marketable securities. The following table provides a summary of the changes in accumulated other comprehensive income for the three months ended March 31, 2020 and 2019:

	Unrealized Gains and Losses on Available-for-Sale Securities[1]
	Three Months Ended March 31,
	2020	2019
	(in thousands)
Accumulated other comprehensive income — beginning balance	$2,919	$158
Other comprehensive (loss) income before reclassifications	(542)	1,419
Losses (Gains) reclassified from other comprehensive income[2]	9	(3)
Net current period other comprehensive (loss) income[3]	(533)	1,416
Accumulated other comprehensive income — ending balance	$2,386	$1,574
1.All amounts are net of tax
2.Realized gains and losses were recorded pre-tax under “Investment and other income” in the Consolidated Statements of Comprehensive Income. For the three months ended March 31, 2020, the Company recorded less than $0.1 million of realized losses from the sale of available-for-sale securities. For the three months ended March 31, 2019, the Company recorded less than $0.1 million of realized gains from the sale of available-for-sale securities. Refer to Note 9—Fair Value Measurements herein for further information.
3.For the three months ended March 31, 2020, the changes in other comprehensive income were net of a tax benefit of $0.1 million. For the three months ended March 31, 2019, the changes in other comprehensive income were net of a tax expense of $0.4 million.

	Amounts Reclassified from Accumulated Other Comprehensive Income
	2020	2019
	(in thousands)
Three Months Ended March 31,
(Losses) gains from the sale of available-for-sale securities	$(11)	$4
Tax benefit (expense)	2	(1)
Net (loss) gain reclassified from accumulated other comprehensive income	$(9)	$3

Note 6—Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded over the estimated useful life of each class of depreciable asset, and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

The following table sets forth the amounts of property and equipment by each class of depreciable asset as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(in thousands)
Housekeeping and Dietary equipment	$23,070	$25,219
Computer hardware and software	9,384	12,769
Operating lease — right-of-use assets[1]	23,221	21,176
Other[2]	1,668	1,698
Total property and equipment, at cost	57,343	60,862
Less accumulated depreciation	28,333	32,042
Total property and equipment, net	$29,010	$28,820
1.Upon the adoption of ASC 842 the Company recognized right-of-use assets pertaining to leases in Property and Equipment, net.
2.Includes furniture and fixtures, leasehold improvements and autos and trucks including auto leases.

Depreciation expense for the three months ended March 31, 2020 and 2019 was $2.5 million and $2.4 million, respectively. Of the depreciation expense recorded for the three months ended March 31, 2020 and 2019, $1.4 million and $1.2 million related to the depreciation of the Company’s operating lease - right-of-use assets ("ROU Assets"), respectively.

Note 7—Leases

The Company recognizes ROU Assets and lease liabilities (“Lease Liabilities”) for automobiles, office buildings, IT equipment, and small storage units for the temporary storage of operational equipment. The Company’s leases have remaining lease terms ranging from less than 1 year to 10 years, and have extension options ranging from 1 year to 5 years. Most leases include the option to terminate the lease within 1 year.

Upon adopting ASC 842, the Company made accounting policy elections using practical expedients offered under the guidance to combine lease and non-lease components within leasing arrangements and to recognize the payments associated with short-term leases in earnings on a straight-line basis over the lease term, with the cost associated with variable lease payments recognized when incurred. These accounting policy elections impact the value of the Company’s ROU Assets and Lease Liabilities. The value of the Company’s ROU Assets is determined as the non-depreciated fair value of its leasing arrangements and is recorded to Property and Equipment, net on the Company’s Consolidated Balance Sheets. The value of the Company’s Lease Liabilities is the present value of fixed lease payments not yet paid, discounted using either the rate implicit in the lease contract if that rate can be determined, or the Company’s incremental borrowing rate ("IBR") and is recorded in Other accrued expenses and Lease liability — long-term portion on the Company’s Consolidated Balance Sheets. Any future lease payments that are not fixed based on the terms of the lease contract, or fluctuate based on a factor other than an index or rate, are considered variable lease payments and are not included in the value of the Company’s ROU Assets or Lease Liabilities. The Company’s IBR is determined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Components of lease expense required by ASC 842 are presented below for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31
	2020	2019
	(in thousands)
Lease cost
Operating lease cost	$1,355	$1,214
Short-term lease cost	129	221
Variable lease cost	146	153
Total lease cost	$1,630	$1,588

Supplemental information required by ASC 842 is presented below for the three months ended March 31, 2020 and 2019.

	Quarter ended March 31,
	2020	2019
	(dollar amounts in thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,380	$1,307
Weighted-average remaining lease term — operating leases	5.9 years	6.9 years
Weighted-average discount rate — operating leases	4.7%	4.7%

During the three months ended March 31, 2020 and 2019, the Company’s ROU Assets and Lease Liabilities were both reduced by $0.2 million and $0.1 million, respectively, due to lease cancellations which are accounted for as noncash transactions.

The following is a schedule by calendar year of future minimum lease payments under operating leases that have remaining terms as of March 31, 2020:

Period/Year	Operating Leases
(in thousands)
April 1 to December 31, 2020	$4,131
2021	4,390
2022	3,137
2023	1,274
2024	1,295
2025	1,311
Thereafter	4,204
Total minimum lease payments	$19,742

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

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remainder of 2020, the following five fiscal years and thereafter:

Period/Year	Total Amortization Expense
(in thousands)
April 1 to December 31, 2020	$3,124
2021	$4,165
2022	$4,165
2023	$3,169
2024	$2,035
2025	$2,035
Thereafter	$2,618

Amortization expense for the three months ended March 31, 2020 and 2019 was $1.0 million and $1.1 million, respectively.

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

The Company’s marketable securities consist of tax-exempt municipal bonds, which are classified as available-for-sale and are reported at fair value. Unrealized gains and losses associated with these investments are included in other comprehensive income (net of tax) within the Consolidated Statements of Comprehensive Income. The fair value of these marketable securities is classified within Level 2 of the fair value hierarchy, as these securities are measured using quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable. Such valuations are determined by a third-party pricing service. For the three months ended March 31, 2020 and 2019, the Company recorded unrealized losses of $0.5 million and unrealized gains of $1.4 million on marketable securities, respectively.

For the three months ended March 31, 2020 and 2019, the Company received total proceeds, less the amount of interest received, of $1.8 million and $3.5 million, respectively, from sales of available-for-sale municipal bonds. For the three months ended March 31, 2020 and 2019, these sales resulted in realized losses of less than $0.1 million and realized gains of less than $0.1 million, respectively, which were recorded in “Other income – Investment and other income, net” in the Consolidated Statements of Comprehensive Income. The basis for the sale of these securities was the specific identification of each bond sold during the period.

The investments under the funded deferred compensation plan are accounted for as trading securities and unrealized gains or losses are included in earnings. The fair value of these investments are determined based on quoted market prices (Level 1). For the three months ended March 31, 2020 and 2019, the Company’s recognized unrealized losses of $5.8 million and unrealized gains of $3.4 million, respectively, related to equity securities still held at the respective reporting dates.

The following tables provide fair value measurement information for the Company’s marketable securities and deferred compensation fund investments as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$90,497	$90,497	$—	$90,497	$—

Deferred compensation fund
Money Market [1]	$1,152	$1,152	$—	$1,152	$—
Balanced and Lifestyle	8,250	8,250	8,250	—	—
Large Cap Growth	10,040	10,040	10,040	—	—
Small Cap Growth	2,935	2,935	2,935	—	—
Fixed Income	3,977	3,977	3,977	—	—
International	1,496	1,496	1,496	—	—
Mid Cap Growth	2,158	2,158	2,158	—	—
Deferred compensation fund	$30,008	$30,008	$28,856	$1,152	$—

	As of December 31, 2019
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$90,711	$90,711	$—	$90,711	$—

Deferred compensation fund
Money Market [1]	$2,625	$2,625	$—	$2,625	$—
Balanced and Lifestyle	10,294	10,294	10,294	—	—
Large Cap Growth	11,369	11,369	11,369	—	—
Small Cap Growth	4,120	4,120	4,120	—	—
Fixed Income	4,072	4,072	4,072	—	—
International	1,932	1,932	1,932	—	—
Mid Cap Growth	2,835	2,835	2,835	—	—
Deferred compensation fund	$37,247	$37,247	$34,622	$2,625	$—
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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-than-temporary Impairments
	(in thousands)
March 31, 2020
Type of security:
Municipal bonds — available-for-sale	$87,477	$3,347	$(327)	$90,497	$—
Total debt securities	$87,477	$3,347	$(327)	$90,497	$—

December 31, 2019
Type of security:
Municipal bonds — available-for-sale	$87,016	$3,695	$—	$90,711	$—
Total debt securities	$87,016	$3,695	$—	$90,711	$—

The following table summarizes the contractual maturities of debt securities held at March 31, 2020 and December 31, 2019, which are classified as marketable securities in the Consolidated Balance Sheets:

	Municipal Bonds — Available-for-Sale
Contractual maturity:	March 31, 2020	December 31, 2019
	(in thousands)
Maturing in one year or less	$1,133	$876
Maturing in second year through fifth year	21,489	16,071
Maturing in sixth year through tenth year	42,400	38,801
Maturing after ten years	25,475	34,963
Total debt securities	$90,497	$90,711

Note 10—Shared-Based Compensation

The components of the Company’s shared-based compensation expense for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Stock options	$521	$664
Restricted stock and restricted stock units	1,301	992
Employee Stock Purchase Plan	151	182
Total pre-tax share-based compensation expense charged against income[1]	$1,973	$1,838
1.Share-based compensation expense is recorded in cost of services and selling, general and administrative expense in the Company’s Consolidated Statements of Comprehensive Income.

At March 31, 2020, the unrecognized compensation cost related to unvested stock options and awards was $22.4 million. The weighted average period over which these awards will vest is approximately 3.4 years.

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

As of March 31, 2020, 3.1 million shares of common stock were reserved for issuance under the Plan, including 0.3 million shares available for future grant. No stock award will have a term in excess of 10 years. All awards granted under the Plan become vested and exercisable ratably over a five year period on each yearly anniversary of the grant date.

The Nominating, Compensation and Stock Option Committee of the Board of Directors is responsible for determining the terms of the grants in accordance with the Plan.

Stock Options

A summary of stock options outstanding under the Plan as of December 31, 2019 and changes during the three months ended March 31, 2020 is as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price
	(in thousands)
December 31, 2019	2,107	$32.99
Granted	210	$24.43
Exercised	(92)	$17.55
Forfeited	(9)	$37.64
Expired	(12)	$32.58
March 31, 2020	2,204	$32.80

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2020 and 2019 was $4.62 and $8.18 per common share, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2020 and 2019 was $0.8 million and $0.9 million, respectively.

The fair value of stock option awards granted in 2020 and 2019 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	1.8%	2.5%
Weighted average expected life	6.6 years	5.7 years
Expected volatility	26.5%	22.6%
Dividend yield	3.2%	1.9%

The following table summarizes other information about the stock options at March 31, 2020:

March 31, 2020
(amounts in thousands, except per share data)
Outstanding:
Aggregate intrinsic value	$1,340
Weighted average remaining contractual life	5.8 years
Exercisable:
Number of options	1,483
Weighted average exercise price	$31.04
Aggregate intrinsic value	$1,340
Weighted average remaining contractual life	4.6 years

Restricted Stock Units and Restricted Stock

The fair value of outstanding restricted stock units and restricted stock was determined based on the market price of the shares on the date of grant. During the three months ended March 31, 2020, the Company granted 0.3 million restricted stock units with a weighted average grant date fair value of $24.43 per unit. During the three months ended March 31, 2019, the Company granted 0.2 million restricted stock units with a weighted average grant date fair value of $40.49 per unit.

During the three months ended March 31, 2020 and 2019, the Company did not grant any restricted stock.

A summary of the outstanding restricted stock units and restricted stock as of December 31, 2019 and changes during the three months ended March 31, 2020 is as follows:

	Restricted Stock Units and Restricted Stock
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2019	362	$43.24
Granted	307	$24.43
Vested	(93)	$42.30
Forfeited	(8)	$32.68
March 31, 2020	568	$33.36

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan ("ESPP") is currently available through 2021 to all eligible employees. All full-time and part-time employees who work an average of 20 hours per week and have completed two years of continuous service with the Company are eligible to participate. Annual offerings commence and terminate on the respective year’s first and last calendar day.

Under the ESPP, the Company is authorized to issue up to 4.1 million shares of its common stock to its employees. Pursuant to such authorization, there are 2.1 million shares available for future grant at March 31, 2020.

The expense associated with the options granted under the ESPP during the three months ended March 31, 2020 and 2019 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	1.6%	2.6%
Weighted average expected life (years)	1.0	1.0
Expected volatility	42.0%	30.8%
Dividend yield	3.3%	1.9%

Deferred Compensation Plan

The Company offers a Supplemental Executive Retirement Plan (“SERP”) for executives and certain key employees. The SERP allows participants to defer a portion of their earned income on a pre-tax basis and as of the last day of each plan year, each participant will be credited with a match of a portion of their deferral in the form of the Company’s common stock based on the then-current market value. Under the SERP, the Company is authorized to issue 1.0 million shares of its common stock to its employees. Pursuant to such authorization, the Company has 0.4 million shares available for future grant at March 31, 2020. At the time of issuance, such shares are accounted for at cost as treasury stock.

The following table summarizes information about the SERP during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
SERP expense [1]	$170	$169
Unrealized (loss) gain recorded in SERP liability account	$(5,728)	$3,418
1.Both the SERP match and the deferrals are included in the selling, general and administrative caption in the Consolidated Statements of Comprehensive Income.

Note 11—Dividends

During the three months ended March 31, 2020, the Company paid regular quarterly cash dividends totaling approximately $15.0 million as follows:

Quarter Ended
March 31, 2020

Cash dividend paid per common share	$0.20125
Total cash dividends paid	$15,033
Record date	February 28, 2020
Payment date	March 27, 2020

Additionally, on April 21, 2020, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.20250 per common share, which will be paid on June 26, 2020, to shareholders of record as of the close of business on May 22, 2020.

Cash dividends declared for the periods presented were as follows:

	Three Months Ended March 31,
	2020	2019
Cash dividends declared per common share	0.2025	0.1975

Note 12—Income Taxes

The Company’s annual effective tax rate is impacted by the tax effects of option exercises and vested awards, which are treated as discrete items in the reporting period in which they occur, and therefore cannot be considered in the calculation of the estimated annual effective tax rate. The impact on the Company’s income tax provision through the three months ended March 31, 2020 for such discrete items was not material.

Differences between the effective tax rate and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes, share-based compensation and tax credits available to the Company. The actual 2020 effective tax rate will likely vary from the estimate depending on the actual operating income earned with availability of tax credits and the exercise of stock options and vesting of share-based awards. The Company’s estimate for the 2020 effective tax rate has not been adjusted for any impacts related to COVID-19.

The Company accounts for income taxes using the asset and liability method, which results in recognizing income tax expense based on the amount of income taxes payable or refundable for the current year. Additionally, the Company regularly evaluates the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on the evaluation, there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years ended December 31, 2016 through 2019 (with regard to U.S. federal income tax returns) and December 31, 2015 through 2019 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2020.

The Company may from time to time be assessed interest or penalties by taxing jurisdictions, although any such assessments historically have been minimal. When the Company has received an assessment for interest and/or penalties, it will be classified in the financial statements as selling, general and administrative expense. In addition, any interest or penalties relating to recognized uncertain tax positions would also be recorded in selling, general and administrative expense.

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

The Company’s accounting policies for the segments are generally the same as described in the Company’s significant accounting policies. Differences between the reportable segments’ operating results and other disclosed data and the information in the consolidated financial statements relate primarily to corporate level transactions and recording of transactions at the reportable segment level using other than generally accepted accounting principles. There are certain inventories and supplies that are primarily expensed when incurred within the operating segments, while they are capitalized in the consolidated financial statements. In addition, most corporate expenses such as corporate salary and benefit costs, certain legal costs, debt expense, information technology costs, depreciation, amortization of finite-lived intangible assets, share based compensation costs and other corporate-specific costs, are not fully allocated to the operating segments. There are also allocations for workers’ compensation and general liability expense within the operating segments that differ from the actual expense recorded by the Company under U.S. GAAP. Segment amounts disclosed are prior to elimination entries made in consolidation.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Revenues
Housekeeping	$224,293	$233,134
Dietary	224,857	242,977
Total	$449,150	$476,111

Income before income taxes
Housekeeping	$23,941	$26,507
Dietary	14,329	15,425
Corporate and eliminations[1]	(11,488)	(30,040)
Total	$26,782	$11,892
1.Primarily represents corporate office costs and related overhead, recording of certain inventories and supplies and workers compensation costs at the reportable segment level which use accounting methods that differ from those used at the corporate level, as well as consolidated subsidiaries’ operating expenses that are not allocated to the reportable segments, net of investment and other income and interest expense.

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

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Weighted average number of common shares outstanding - basic	74,658	74,301
Effect of dilutive securities [1]	109	418
Weighted average number of common shares outstanding - diluted	74,767	74,719
1.Certain outstanding equity awards are anti-dilutive and therefore were excluded from the calculation of the weighted average number of diluted common shares outstanding.

Anti-dilutive outstanding equity awards under share based compensation plans were as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Anti-dilutive	2,090	1,146

Note 15—Other Contingencies

Line of Credit

At March 31, 2020, the Company had a $475 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a float rate, based on the Company’s leverage ratio, and starting at LIBOR plus 115 basis points (or if LIBOR becomes unavailable, the higher of the Overnight Bank Funding Rate, plus 50 basis points and the Prime Rate). As of March 31, 2020 and December 31, 2019 there were $50.0 million and $10.0 million in borrowings under the line of credit, respectively. The line of credit requires the Company to satisfy two financial covenants, with which the Company is in compliance as of March 31, 2020 and expects to remain in compliance. The line of credit expires on December 21, 2023.

At March 31, 2020, the Company also had outstanding $64.9 million in irrevocable standby letters of credit, which relate to payment obligations under the Company’s insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $64.9 million to $360.1 million at March 31, 2020. The letters of credit expire on January 2, 2021. Besides the $64.9 million letters of credit there are no other restrictions as to the amount which the Company can draw upon the $475 million line of credit.

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

As previously disclosed, the Securities and Exchange Commission (“SEC”) is conducting an investigation into the Company’s earnings per share (“EPS”) calculation practices. Following receipt of a letter from the SEC in November 2017 regarding its inquiry into those practices followed by a subpoena in March 2018, the Company authorized its outside counsel to conduct an internal investigation, under the direction of the Company’s Audit Committee, into matters related to the SEC subpoena. This investigation was completed in March 2019 and the Company continues to cooperate with the SEC’s investigation and document requests.

On March 22, 2019, a putative shareholder class action lawsuit was filed against the Company and its Chief Executive Officer in the U.S. District Court for the Eastern District of Pennsylvania. The initial complaint, which was filed by a plaintiff purportedly on behalf of all purchasers of the Company’s securities between April 11, 2017 and March 4, 2019 (the "Class Period"), alleges violations of the federal securities laws in connection with the matters related to the Company’s EPS calculation practices. On September 17, 2019, the complaint was amended to, among other things, extend the Class Period to cover the period between April 8, 2014 and March 4, 2019, and to name additional individuals affiliated with the Company as defendants. The lead plaintiff seeks unspecified monetary damages and other relief on behalf of the plaintiff class.

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

Government Regulations

The Company’s clients are concentrated in the healthcare industry and are primarily providers of long-term care many of whom have been significantly impacted by COVID-19. For those clients who were impacted, the pandemic has resulted in increased operating costs, reductions in new resident admitants, and reduced census. The revenues of many of the Company’s clients are highly reliant on Medicare, Medicaid and third party payors’ reimbursement funding rates. New legislation or additional changes in existing regulations could directly impact the governmental reimbursement programs in which the clients participate. There have been several enacted and proposed federal and state relief measures as a result of COVID-19 which should provide support for these clients during this pandemic, however, the full benefit of any such programs would not be realized until these programs are fully implemented, government agencies issue applicable regulations or guidance and such relief is provided.

Note 16—Subsequent Events

The Company evaluated all subsequent events through the filing date of this Form 10-Q. There were no events or transactions occurring during this subsequent reporting period which require recognition or additional disclosure in these financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items when comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of March 31, 2020 and December 31, 2019 and the notes accompanying those financial statements.

COVID-19 Considerations

The Company’s priorities during the COVID-19 pandemic are protecting the health and safety of our employees; maximizing the impact of our main services in helping customers with the housekeeping and dietary services needs of their facilities, and deploying the talents of our employees and our resources to help the communities we serve meet and overcome the current challenges. In the quarter ended March 31, 2020, the COVID-19 pandemic did not have a material net impact on our consolidated operating results. In the future, the pandemic may cause reduced demand for our services if, for example, the pandemic results in a recessionary economic environment to the long-term care and skilled nursing industries in which we serve; however since the services that we offer are essential to the daily lives of our customers, we believe that over the long term, there will continue to be strong demand for our services.

Our ability to continue to operate without any significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees, with particular measures in place for those working in our customer facilities. For the three months ended March 31, 2020, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We intend to continue to adhere to our employee safety measures to ensure that any disruptions to our operations remain minimal during the pandemic. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

Because the pandemic has not materially impacted our operations or demand for our products through March 31, 2020, it has also not negatively impacted the Company’s liquidity position as of such date. Through March 31, 2020, we continue to generate operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets. We have also not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

For additional information on risk factors related to the pandemic or other risks that could impact our results, please refer to “Risk Factors” in Part II, Item 1A of this Form 10-Q.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of healthcare facilities, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to over 3,000 facilities throughout the continental United States as of March 31, 2020.

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

At March 31, 2020, Housekeeping services were provided at essentially all of our approximately 3,000 client facilities, generating approximately 49.9% or $224.2 million of our total revenues for the three months ended March 31, 2020. Dietary services were provided to over 1,500 client facilities at March 31, 2020 and contributed approximately 50.1% or $225.0 million of our total revenues for the three months ended March 31, 2020.

Three Months Ended March 31, 2020 and 2019

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, for the three months ended March 31, 2020 and 2019. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial results relate primarily to corporate level transactions and adjustments related to transactions recorded at the reportable segment level which use methods other than generally accepted accounting principles.

	Three Months Ended March 31,
	2020	2019	% Change
	(in thousands)
Revenues
Housekeeping	$224,293	$233,134	(3.8)%
Dietary	224,857	242,977	(7.5)%
Consolidated	$449,150	$476,111	(5.7)%

Costs of services provided
Housekeeping	$200,352	$206,627	(3.0)%
Dietary	210,528	227,552	(7.5)%
Corporate and eliminations	(23,724)	(6,914)	243.1%
Consolidated	$387,156	$427,265	(9.4)%

Selling, general and administrative expense
Corporate and eliminations	$30,017	$41,101	(27.0)%

Investment and other (expense) income, net
Corporate and eliminations	$(4,827)	$5,203	(192.8)%

Interest expense
Corporate and eliminations	$(368)	$(1,056)	(65.2)%

Income (loss) before income taxes
Housekeeping	$23,941	$26,507	(9.7)%
Dietary	14,329	15,425	(7.1)%
Corporate and eliminations	(11,488)	(30,040)	61.8%
Consolidated	$26,782	$11,892	125.2%

Housekeeping revenues represented approximately 49.9% of consolidated revenues for the three months ended March 31, 2020. Dietary revenues represented approximately 50.1% of consolidated revenues for the three months ended March 31, 2020.

The following table sets forth the ratio of certain items to consolidated revenues:

	Three Months Ended March 31,
	2020	2019
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	86.2%	89.7%
Selling, general and administrative expense	6.7%	8.6%
Other (expense) income:
Investment and other income, net	(1.1)%	1.1%
Interest expense	(0.1)%	(0.2)%
Income before income taxes	5.9%	2.6%
Income tax	1.5%	0.6%
Net income	4.4%	2.0%

Revenues

Consolidated

Consolidated revenues decreased 5.7% to $449.2 million for the three months ended March 31, 2020 compared to $476.1 million for the corresponding period in 2019, as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping and Dietary revenues decreased 3.8% and 7.5%, respectively, during the three months ended March 31, 2020 compared to the corresponding period in 2019, primarily driven by the Company exiting facilities in conjunction with operator transitions where we have been unable to come to agreeable terms.

We do not currently expect that our future revenues will be adversely impacted by COVID-19.

Costs of Services Provided

Consolidated

Consolidated costs of services provided decreased 9.4% to $387.2 million for the three months ended March 31, 2020 compared to $427.3 million for the three months ended March 31, 2019. During the three months ended March 31, 2020 costs of services related to COVID-19 was not material. Future increases to both labor and supplies expense as a result of COVID-19 are possible, however we anticipate to be reimbursed from our clients for most COVID-19 related costs which are outside the scope of services or supplies which we are contractually obligated. The terms in our service agreements support this anticipation and the expectation of our clients eligibility for additional reimbursement under enacted and proposed government regulations.

The following table provides a comparison of key indicators we consider when managing the consolidated costs of services provided:

	Three Months Ended March 31,
Costs of Services Provided - Key Indicators as a % of Consolidated Revenue	2020	2019	Change
Bad debt provision	0.5%	3.9%	(3.4)%
Self-insurance costs	2.8%	2.4%	0.4%
The decrease in the bad debt provision was impacted by the 2019 out-of-court restructuring of a privately held Northeast based operator. Effective January 1, 2020, the Company adopted the ASC 326 accounting guidance which changed the Company’s procedures for estimating its bad debt provision. Under ASC 326, the Company now records a provision for bad debt based on management’s forecast of expected future credit losses. Prior to ASC 326, the Company recorded a provision for bad debt based solely on accounts and notes receivables which were identified as impaired.

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues, increased to 89.3% for the three months ended March 31, 2020 from 88.6% in the corresponding period in 2019. Costs of services provided for Dietary, as a percentage of Dietary revenues, decreased to 93.6% for the three months ended March 31, 2020 from 93.7% in the corresponding period in 2019.

The following table provides a comparison of the key indicators we consider when managing costs of services provided at the segment level, as a percentage of the respective segment’s revenues:

	Three Months Ended March 31,
Costs of Services Provided - Key Indicators as a % of Segment Revenue	2020	2019	Change
Housekeeping labor and other labor-related costs	79.5%	79.1%	0.4%
Housekeeping supplies	7.7%	7.7%	—%
Dietary labor and other labor-related costs	63.6%	61.7%	1.9%
Dietary supplies	27.6%	29.6%	(2.0)%

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

Consolidated Selling, General and Administrative Expense

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under the deferred compensation plan. These investments represent the amounts held on behalf of the participating employees and changes in the value of these investments affect the amount of our deferred compensation liability. Losses on the plan investments during the three months ended March 31, 2020 decreased our total selling, general and administrative expense for that period. In the corresponding period in 2019, the Company realized gains on the plan investments which increased our total selling, general and administrative expense for that period. During the three months ended March 31, 2020, we incurred an increase to certain costs related to COVID-19, however such costs were immaterial. There is a possibility for additional increased selling, general and administrative expense related to the pandemic but such costs at this time are not expected to be material.

Excluding the change in the deferred compensation plan described above, consolidated selling, general and administrative expense decreased $1.9 million or 5.1% for the three months ended March 31, 2020 compared to the corresponding period in 2019, when the Company settled a state-specific sales tax audit.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative expense excluding change in deferred compensation liability	$35,778	$37,683	$(1,905)	(5.1)%
(Loss) gain on deferred compensation plan investments	(5,761)	3,418	(9,179)	(268.5)%
Selling, general and administrative expense	$30,017	$41,101	$(11,084)	(27.0)%

Consolidated Investment and Other (Expense) Income, net

Investment and other income decreased 192.8% for the three months ended March 31, 2020 compared to the corresponding 2019 period, primarily due to negative market fluctuations related to COVID-19.

Consolidated Interest Expense

Consolidated interest expense decreased 65.2% to $0.4 million for the three months ended March 31, 2020 compared to the corresponding 2019 period due to fewer interquarter borrowings.

Consolidated Income Taxes

During the three months ended March 31, 2020, the Company recognized a provision for income taxes of $6.6 million, or 24.6% effective tax rate, versus $2.7 million, or 23.0% effective tax rate, for the same period in 2019. The increase to the Company tax rate related to discrete items from stock compensation expense. The Company’s estimate for the 2020 effective tax rate has not been adjusted for any impacts related to COVID-19 as the impact at this time is not expected to be material.

The actual annual effective tax rate will be impacted by the tax effects of option exercises or vested awards, which are treated as discrete items in the reporting period in which they occur, and therefore cannot be considered in the calculation of the estimated annual effective tax rate. The impact on our income tax provision for the three months ended March 31, 2020 for such discrete items was not material.

Liquidity and Capital Resources

Cash generated through operations is our primary source of liquidity. At March 31, 2020, we had cash, cash equivalents and marketable securities of $155.0 million and working capital of $334.3 million, compared to December 31, 2019 cash, cash equivalents and marketable securities of $118.0 million and working capital of $367.1 million. Our current ratio was 2.8 to 1 at March 31, 2020 versus 3.5 to 1 at December 31, 2019. Marketable securities represent fixed income investments that are highly liquid and can be readily purchased or sold through established markets. Such securities are held by our captive insurance company to satisfy capital requirements of the state regulator related to captive insurance companies.

For the three months ended March 31, 2020 and 2019, our cash flows were as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$12,688	$17,577
Net cash used in investing activities	$(1,572)	$(2,010)
Net cash provided by (used in) financing activities	$26,053	$(13,230)

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

We have not changed our expectations on future cash from operating activities due to COVID-19. We anticipate that several of our clients may experience changes in their cash flows however we will continue to pursue collections in accordance with our service agreements.

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

Financing Activities

The primary use of cash for financing activities is the payment of dividends. We have paid regular quarterly cash dividends since the second quarter of 2003. During 2020, we paid regular quarterly cash dividends to shareholders totaling $15.0 million as follows:

March 31, 2020
(amounts in thousands, except per share data)
Cash dividend paid per common share	$0.20125
Total cash dividends paid	$15,033
Record date	February 28, 2020
Payment date	March 27, 2020

The dividends paid to shareholders during the three months ended March 31, 2020 were funded by cash generated from operations. Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or regarding the amount of future dividend payments, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

The primary source of cash from financing activities is the net borrowings under our bank line of credit. We borrow for general corporate purposes as needed throughout the year. The outstanding short-term borrowings balance as of March 31, 2020 relates to cash flow requirements due to the timing of cash receipts and cash payments.

We remain authorized to repurchase 1.7 million shares of our common stock pursuant to previous Board of Directors’ authorization. During the three months ended March 31, 2020 and 2019, we repurchased our common stock as part of the dividend reinvestment related to treasury shares held within the Deferred Compensation Plan. The number of shares and value of shares repurchased were immaterial for the three months ended March 31, 2020 and 2019.

Line of Credit

At March 31, 2020, we had a $475 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a floating rate, based on our leverage ratio, and starting at LIBOR plus 115 basis points (or if LIBOR becomes unavailable, the higher of the Overnight Bank Funding Rate, plus 50 basis points and the Prime Rate). At March 31, 2020, there were $50.0 million in borrowings under the line of credit.

The line of credit requires us to satisfy two financial covenants. The covenants and their respective status at March 31, 2020 were as follows:

Covenant Descriptions and Requirements	As of March 31, 2020
Funded debt [1] to EBITDA [2] ratio: less than 3.50 to 1.00	0.67
EBITDA to Interest Expense ratio: not less than 3.00 to 1.00	42.83
1.All indebtedness for borrowed money including, but not limited to, capitalized lease obligations, reimbursement obligations in respect of letters of credit and guarantees of any such indebtedness.
2.Net income plus interest expense, income tax expense, depreciation, amortization, stock compensation expense and extraordinary non-recurring losses/gains.

As noted above, we were in compliance with our financial covenants at March 31, 2020 and we expect to remain in compliance. The line of credit expires on December 21, 2023. We believe that our existing capacity under the line of credit provides adequate liquidity considering the potential impact of COVID-19.

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

At March 31, 2020, we also had outstanding $64.9 million in irrevocable standby letters of credit, which relate to payment obligations under our insurance programs.

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new clients obtained. Such capital expenditures primarily consist of housekeeping and food service equipment purchases, laundry and linen equipment installations, computer hardware and software, and furniture and fixtures. Although we have no specific material commitments for capital expenditures through the end of calendar year 2020, we estimate that for 2020 we will have capital expenditures of approximately $5.0 million to $5.5 million. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would seek to obtain necessary capital from such sources as long-term debt or equity financing.

Material Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, other than our irrevocable standby letter of credit previously discussed.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Form 10-K for the period ended December 31, 2019. As described in such notes, we recognize revenue in the period in which the performance obligation is satisfied. Refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on February 21, 2020.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2020, we had $155.0 million in cash, cash equivalents and marketable securities. The fair values of all of our cash equivalents and marketable securities are determined based on “Level 1” or “Level 2” inputs, which are based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are intended to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Form 10-Q, is reported in accordance with Securities and Exchange Commission rules. Disclosure controls are also intended to ensure that such information is accumulated and communicated to Management, including the President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation as of March 31, 2020, pursuant to Exchange Act Rule 13a-15(b), our Management, including our President and Chief Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act 13a-15(e)) are effective.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 1A. Risk Factors

COVID-19 and other pandemics, epidemics, or outbreaks of a contagious illness may adversely affect our operating results, cash flows and financial condition.

COVID-19 coronavirus outbreak and other pandemics, epidemics, or outbreaks of a contagious illness, and similar events, may cause harm to us, our employees, our clients, our vendors and supply chain partners, and financial institutions, which could have a material adverse effect on our results of operations, financial condition and cash flows. The impacts may include, but would not be limited to:

•Decreased availability and increased cost of supplies due to increased demand around essential cleaning supplies including disinfecting agents, personal protective equipment (“PPE”), and food and food-related products due to increased global demand and disruptions along the global supply chains of these manufactures and distributors;
•Disruption to operations due to the unavailability of employees due to illness, quarantines, risk of illness, travel restrictions or factors that limit our existing or potential workforce;
•Disruption to the availability of our key personnel due to travel restrictions;
•Our capacity to meet more stringent, medically-required procedures at customer facilities;
•Elevated employee turnover which may increase payroll expense and recruiting-related expenses;
•Decreased census in the nursing home and long-term care industry, which could increase our credit risk with customers;
•Significant disruption of global financial markets, which could have a negative impact on us or our clients’ ability to access capital in the future.

In addition, we have taken and will continue to take temporary precautionary measures intended to help minimize the risk of COVID-19 to our employees, including requiring administrative and other groups of our employees to work remotely, suspending non-essential travel and restricting attendance at industry events and in-person work-related meetings. Such measures could have a material adverse effect on our business.

The further spread of COVID-19, and the requirements to take action to help limit the spread of the virus, could impact the resources required to carry out our business as usual and may have a material adverse effect on our results of operations, financial condition and cash flows. The extent to which COVID-19 will impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the ongoing geographic spread of the virus, the severity of the disease, the duration of the outbreak and the type and duration of actions that may be taken by various governmental authorities in response to the outbreak and the impact on the United States and the global economy. Any of these developments, individually or in aggregate, could materially impact our business and our financial results and condition.

There have been no other material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this Report:

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following financial information from the Company’s Form 10-Q for the quarterly period ended March 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE SERVICES GROUP, INC.

Date:	April 24, 2020	/s/ Theodore Wahl
Theodore Wahl
President & Chief Executive Officer
(Principal Executive Officer)

Date:	April 24, 2020	/s/ John C. Shea
John C. Shea
Chief Financial Officer
(Principal Financial and Accounting Officer)