Form 10-Q
period 2020-09-30
HEALTHCARE SERVICES GROUP INC
filed 2020-10-23
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $.01 par value: 74,424,000 shares outstanding as of October 22, 2020.

Healthcare Services Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2020

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report and documents incorporated by reference into it may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the healthcare industry, primarily providers of long-term care; the impact of and future effects of the COVID-19 pandemic or other potential pandemics; having a significant portion of our consolidated revenues contributed by one customer during the nine months ended September 30, 2020; credit and collection risks associated with the healthcare industry; our claims experience related to workers’ compensation and general liability insurance (including any litigation claims, enforcement actions, regulatory actions and investigations arising from personal injury and loss of life related to COVID-19); the effects of changes in, or interpretations of laws and regulations governing the healthcare industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor-related matters such as minimum wage increases; the Company’s expectations with respect to selling, general, and administrative expense; continued realization of tax benefits arising from our corporate reorganization and self-funded health insurance program; the impact of the Securities and Exchange Commission investigation and related class action lawsuit; risks associated with the reorganization of our corporate structure; and the risk factors described in Part I of our Form 10-K for the fiscal year ended December 31, 2019 and under Item IA. “Risk Factors” in such Form 10-K and this Form 10-Q.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Healthcare Services Group, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS:
Current assets:
Cash and cash equivalents	$109,920	$27,329
Marketable securities, at fair value	94,042	90,711
Accounts and notes receivable, less allowance for doubtful accounts of $76,751 and $45,726 as of September 30, 2020 and December 31, 2019, respectively	277,031	340,930
Inventories and supplies	32,692	36,517
Prepaid expenses and other assets	23,834	20,245
Total current assets	537,519	515,732
Property and equipment, net	27,807	28,820
Goodwill	51,084	51,084
Other intangible assets, less accumulated amortization of $22,424 and $19,300 as of September 30, 2020 and December 31, 2019, respectively	19,229	22,353
Notes receivable — long–term portion, less allowance for doubtful accounts of $5,342 and $6,667 as of September 30, 2020 and December 31, 2019, respectively	39,458	46,992
Deferred compensation funding, at fair value	40,969	37,247
Deferred income taxes	38,265	20,364
Total assets	$754,331	$722,592

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$53,940	$54,418
Accrued payroll and related taxes	16,443	36,413
Other accrued expenses	12,642	16,489
Borrowings under line of credit	—	10,000
Income taxes payable	25,495	8,075
Accrued insurance claims	25,776	23,256
Total current liabilities	134,296	148,651
Accrued insurance claims — long-term portion	70,296	64,366
Deferred compensation liability	41,045	37,621
Accrued payroll and related taxes - noncurrent	32,304	—
Lease liability — long-term portion	11,640	11,649

Commitments and contingencies (Note 15)

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000 shares authorized; 75,734 and 75,557 shares issued, and 74,423 and 74,149 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	757	756
Additional paid-in capital	279,408	270,614
Retained earnings	188,578	195,455
Accumulated other comprehensive income, net of taxes	4,915	2,919
Common stock in treasury, at cost, 1,311 and 1,408 shares as of September 30, 2020 and December 31, 2019, respectively	(8,908)	(9,439)
Total stockholders’ equity	464,750	460,305
Total liabilities and stockholders’ equity	$754,331	$722,592

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$435,947	$455,606	$1,337,126	$1,393,818
Operating costs and expenses:
Costs of services provided	365,443	398,404	1,140,116	1,226,154
Selling, general and administrative expense	37,337	33,479	108,819	113,189
Other income (expense):
Investment and other income, net	4,279	733	7,197	7,329
Interest expense	(314)	(740)	(1,062)	(2,579)
Income before income taxes	37,132	23,716	94,326	59,225

Income tax provision	9,488	5,372	23,391	13,539
Net income	$27,644	$18,344	$70,935	$45,686

Per share data:
Basic earnings per common share	$0.37	$0.25	$0.95	$0.61
Diluted earnings per common share	$0.37	$0.25	$0.95	$0.61

Weighted average number of common shares outstanding:
Basic	74,700	74,387	74,684	74,347
Diluted	74,777	74,507	74,768	74,615

Comprehensive income:
Net income	$27,644	$18,344	$70,935	$45,686
Other comprehensive income:
Unrealized gain on available-for-sale marketable securities, net of taxes	873	457	1,996	2,664
Total comprehensive income	$28,517	$18,801	$72,931	$48,350

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$70,935	$45,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,752	10,397
Bad debt provision	6,756	22,980
Deferred income tax (benefit) expense	(8,247)	119
Share-based compensation expense	5,917	5,468
Amortization of premium on marketable securities	1,409	1,019
Unrealized gain on deferred compensation fund investments	(4,210)	(5,048)
Changes in operating assets and liabilities:
Accounts and notes receivable	22,440	(24,636)
Inventories and supplies	3,825	2,394
Prepaid expenses and other assets	(3,588)	641
Deferred compensation funding	488	(223)
Accounts payable and other accrued expenses	(9,104)	(9,420)
Accrued payroll, accrued and withheld payroll taxes	14,356	21,197
Income taxes payable	17,420	(4,074)
Accrued insurance claims	8,450	8,001
Deferred compensation liability	3,950	5,721
Net cash provided by operating activities	141,549	80,222
Cash flows from investing activities:
Disposals of fixed assets	475	127
Additions to property and equipment	(3,074)	(3,384)
Purchases of marketable securities	(8,242)	(18,627)
Sales of marketable securities	5,979	17,628
Net cash used in investing activities	(4,862)	(4,256)
Cash flows from financing activities:
Dividends paid	(45,383)	(44,065)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	69	67
Proceeds from the exercise of stock options	1,893	3,166
Repayments of short-term borrowings	(10,000)	(20,000)
Payments of statutory withholding on net issuance of restricted stock units	(675)	(587)
Net cash used in financing activities	(54,096)	(61,419)
Net change in cash and cash equivalents	82,591	14,547
Cash and cash equivalents at beginning of the period	27,329	26,025
Cash and cash equivalents at end of the period	$109,920	$40,572

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	For the nine months ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	75,557	$756	$270,614	$2,919	$195,455	$(9,439)	$460,305
Adjustment to adopt credit-loss guidance[1]	—	—	—	—	(32,099)	—	(32,099)
Balance, January 1, 2020	75,557	$756	$270,614	$2,919	$163,356	$(9,439)	$428,206
Comprehensive income:
Net income for the period	—	—	—	—	20,190	—	20,190
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(533)	—	—	(533)
Comprehensive income for the period							$19,657
Exercise of stock options and other share-based compensation, net of shares tendered for payment	162	1	1,723	—	—	—	1,724
Payment of statutory withholding on issuance of restricted stock and restricted stock units	—	—	(661)	—	—	—	(661)
Share-based compensation expense — stock options, restricted stock and restricted stock units	—	—	1,822	—	—	—	1,822
Treasury shares issued for Deferred Compensation Plan funding and redemptions	—	—	417	—	—	111	528
Shares issued pursuant to Employee Stock Plan	—	—	1,329	—	—	506	1,835
Dividends paid and accrued, $0.20 per share	—	—	—	—	(15,142)	—	(15,142)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	16	—	—	7	23
Other	6	—	187	—	—	—	187
Balance, March 31, 2020	75,725	$757	$275,447	$2,386	$168,404	$(8,815)	$438,179
Comprehensive income:
Net income for the period	—	—	—	—	23,101	—	23,101
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	1,656	—	—	1,656
Comprehensive income for the period							$24,757
Exercise of stock options and other share-based compensation, net of shares tendered for payment	7	—	138	—	—	—	138
Share-based compensation expense — stock options, restricted stock and restricted stock units	—	—	1,830	—	—	—	1,830
Treasury shares issued for Deferred Compensation Plan funding and redemptions	—	—	51	—	—	(53)	(2)
Dividends paid and accrued, $0.20 per share	—	—	—	—	(15,237)	—	(15,237)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	16	—	—	6	22
Balance, June 30, 2020	75,732	$757	$277,482	$4,042	$176,268	$(8,862)	$449,687
Comprehensive income:
Net income for the period	—	—	—	—	27,644	—	27,644
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	873	—	—	873
Comprehensive income for the period							$28,517
Exercise of stock options and other share-based compensation, net of shares tendered for payment	2	—	31	—	—	—	31
Payment of statutory withholding on issuance of restricted stock and restricted stock units	—	—	(14)	—	—	—	(14)
Share-based compensation expense — stock options, restricted stock and restricted stock units	—	—	1,840	—	—	—	1,840
Treasury shares issued for Deferred Compensation Plan funding and redemptions	—	—	53	—	—	(54)	(1)
Dividends paid and accrued, $0.20 per share	—	—	—	—	(15,334)	—	(15,334)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	16	—	—	8	24
Balance, September 30, 2020	75,734	$757	$279,408	$4,915	$188,578	$(8,908)	$464,750

1.See Note 4—Allowance for Doubtful Accounts regarding the new credit-loss guidance
See accompanying notes to consolidated financial statements.

	For the nine months ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	75,344	$753	$259,440	$158	$190,092	$(9,663)	$440,780
Comprehensive income:
Net income for the period	—	—	—	—	9,156	—	9,156
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	1,416	—	—	1,416
Comprehensive income for the period							$10,572
Exercise of stock options and other share-based compensation, net of shares tendered for payment	115	2	1,911	—	—	—	1,913
Payment of statutory withholding on issuance of restricted stock and restricted stock units	—	—	(579)	—	—	—	(579)
Share-based compensation expense — stock options, restricted stock and restricted stock units	—	—	1,656	—	—	—	1,656
Treasury shares issued for Deferred Compensation Plan funding and redemptions	—	—	535	—	—	1	536
Shares issued pursuant to Employee Stock Plan	—	—	1,781	—	—	349	2,130
Dividends paid and accrued, $0.20 per share	—	—	—	—	(14,656)	—	(14,656)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	18	—	—	5	23
Other	6	—	174	—	—	—	174
Balance, March 31, 2019	75,465	$755	$264,936	$1,574	$184,592	$(9,308)	$442,549
Comprehensive income:
Net income for the period	—	—	—	—	18,186	—	18,186
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	791	—	—	791
Comprehensive income for the period							$18,977
Exercise of stock options and other share-based compensation, net of shares tendered for payment	54	—	1,186	—	—	—	1,186
Share-based compensation expense — stock options, restricted stock and restricted stock units	—	—	1,668	—	—	—	1,668
Treasury shares issued for Deferred Compensation Plan funding and redemptions	—	—	45	—	—	(47)	(2)
Dividends paid and accrued, $0.20 per share	—	—	—	—	(14,753)	—	(14,753)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	18	—	—	5	23
Balance, June 30, 2019	75,519	$755	$267,853	$2,365	$188,025	$(9,350)	$449,648
Comprehensive income:
Net income for the period	—	—	—	—	18,344	—	18,344
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	457	—	—	457
Comprehensive income for the period							$18,801
Exercise of stock options and other share-based compensation, net of shares tendered for payment	5	—	67	—	—	—	67
Payment of statutory withholding on issuance of restricted stock and restricted stock units	—	—	(8)	—	—	—	(8)
Share-based compensation expense — stock options, restricted stock and restricted stock units	—	—	1,626	—	—	—	1,626
Treasury shares issued for Deferred Compensation Plan funding and redemptions	—	—	45	—	—	(47)	(2)
Dividends paid and accrued, 0.20 per share	—	—	—	—	(14,854)	—	(14,854)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	15	—	—	6	21
Balance, September 30, 2019	75,524	$755	$269,598	$2,822	$191,515	$(9,391)	$455,299

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

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows. However, in the Company’s opinion, all adjustments which are of a normal recurring nature and are necessary for a fair presentation have been reflected in these consolidated financial statements. The balance sheet shown in this report as of December 31, 2019 has been derived from the audited financial statements for the year ended December 31, 2019. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for any future period.

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

Leases

The guidance under FASB Accounting Standards Codification subtopic ASC 842 Leases (“ASC 842”) became effective and was adopted by the Company as of January 1, 2019, by applying a modified retrospective transition approach which resulted in the capitalization of the Company’s existing operating leases as of January 1, 2019. As such, the Company records assets and liabilities on the balance sheet to recognize the rights and obligations arising from leasing arrangements with contractual terms greater than 12 months, as permitted by U.S. GAAP. A leasing arrangement includes any contract which entitles the Company to the right of use of an identified tangible asset where there are no restrictions as to the direct of use of the asset, and the Company obtains substantially all of the economic benefits from the right of use. As of September 30, 2020 and December 31, 2019, the Company was only the lessee of operating lease arrangements.
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

No impairment loss was recognized on the Company's intangible assets or goodwill during the nine months ended September 30, 2020 or 2019.

Concentrations of Credit Risk

The Company’s financial instruments that are subject to credit risk are cash and cash equivalents, marketable securities, deferred compensation funding and accounts and notes receivable. At September 30, 2020 and December 31, 2019, substantially all of the Company’s cash and cash equivalents and marketable securities were held in one large financial institution located in the United States. The Company’s marketable securities are fixed income investments which are highly liquid and can be readily purchased or sold through established markets.

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

Housekeeping

Housekeeping accounted for $675.4 million and $687.4 million of the Company’s consolidated revenues for the nine months ended September 30, 2020 and 2019, respectively, which represented approximately 50.5% and 49.3% of the Company’s revenues in each respective period. The Housekeeping services include managing customers’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the customers’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the customers’ facilities. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality-control procedures including continuous training and employee evaluation.

Dietary

Dietary services accounted for $661.8 million and $706.4 million of the Company’s consolidated revenues for the nine months ended September 30, 2020 and 2019, respectively, which represented approximately 49.5% and 50.7% of the Company’s revenues in each respective period. Dietary services consist of managing customers’ dietary departments which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support provided by a District Manager specializing in dietary services. The Company also offers clinical consulting services to facilities which if contracted is a service bundled within the monthly service provided to customers. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate dietitian services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality-control procedures including continuous training and employee evaluation.

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

The Company performs services and provides goods in accordance with its contracts with its customers. Such contracts typically provide for a renewable one year service term, cancellable by either party upon 30 to 90 days’ notice, after an initial period of 60 to 120 days. A performance obligation is the unit of account under ASC 606 and is defined as a promise in a contract to transfer a distinct good or service to the customer. The Company’s Housekeeping and Dietary contracts relate to the provision of bundles of goods, services or both, which represent a series of distinct goods and services that are substantially the same and that have the same pattern of transfer to the customer. The Company accounts for the series as a single performance obligation satisfied over time, as the customer simultaneously receives and consumes the benefits of the goods and services provided. Revenue is recognized using the output method, which is based upon the delivery of goods and services to the customers’ facilities. In limited cases, the Company provides goods, services or both, before the execution of a written contract. In these cases, the Company defers the recognition of revenue until a contract is executed. The amount of such deferred revenue was $0.4 million and $0.3 million as of September 30, 2020 and December 31, 2019, respectively. Additionally, substantially all such revenue amounts deferred as of December 31, 2019 were subsequently recognized as revenue during the nine months ended September 30, 2020.

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

The Company allocates the transaction price to each performance obligation, noting that the bundle of goods, services or goods and services provided under each Housekeeping and Dietary contract represents a single performance obligation that is satisfied over time. The Company recognizes the related revenue when it satisfies the performance obligation by transferring a bundle of promised goods, services or both to a customer. Such recognition is on a monthly or weekly basis, as goods are provided and services are performed. In some cases, the Company requires customers to pay in advance for goods and services to be provided. As of September 30, 2020 and December 31, 2019, the value of the contract liabilities associated with customer prepayments was not material. Additionally, substantially all such revenue amounts deferred as of December 31, 2019 were subsequently recognized as revenue during the nine months ended September 30, 2020.

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

At September 30, 2020, the Company had $521.4 million related to performance obligations that were unsatisfied or partially unsatisfied for which the Company expects to recognize revenue. The Company expects to recognize revenue on approximately 29.3% of the remaining performance obligations over the next 12 months, with the balance to be recognized thereafter. These amounts exclude variable consideration primarily related to performance obligations that consists of a series of distinct service periods with revenues based on future performance that cannot be estimated at contract inception. The Company also has elected to apply the practical expedient that permits exclusion of information about the remaining performance obligations with original expected durations of one year or less.

Note 3—Accounts and Notes Receivable

The Company’s accounts and notes receivable balances consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(in thousands)
Short-term
Accounts and notes receivable	$353,782	$386,656
Allowance for doubtful accounts[1]	(76,751)	(45,726)
Total net short-term accounts and notes receivable	$277,031	$340,930
Long-term
Notes receivable	$44,800	$53,659
Allowance for doubtful accounts[1]	(5,342)	(6,667)
Total net long-term notes receivable	$39,458	$46,992
Total net accounts and notes receivable	$316,489	$387,922
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

The guidance in ASC 326 permits entities to make an accounting policy election not to measure an estimate for credit losses on accrued interest if those entities write-off accrued interest deemed uncollectible in a timely manner. The Company follows an income recognition policy on all interest earned on notes receivable. Under such policy the Company accounts for all notes receivable on a non-accrual basis and defers the recognition of any interest income until receipt of cash payments. This policy was established, recognizing the environment of the long-term care industry, and not because such notes receivable are necessarily impaired. Accordingly, the Company does not record a credit loss adjustment for accrued interest. For the three and nine months ended September 30, 2020, the Company recognized $0.3 million and $1.3 million in interest income from notes receivables.

As part of the Company’s adoption of ASC 326, there are additional disclosures required to be made on a class of financing receivable basis. The following table presents the Company’s two tiers of notes receivable further disaggregated by year of origination, as well as write-off activity for the current nine month period ending September 30, 2020:

	Notes Receivable
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(in thousands)
Notes Receivable
Standard notes receivable	$7,007	$11,716	$17,608	$26,260	$28	$1,598	$64,217
Elevated risk notes receivable	$—	$603	$—	$5,511	$—	$2,421	$8,535

Current-period gross write-offs	$—	$—	$411	$—	$1,970	$40	$2,421
Current-period recoveries	—	—	—	—	—	—	—
Current-period net write-offs	$—	$—	$411	$—	$1,970	$40	$2,421

The following table provides information as to the status of payment on the Company’s notes receivable which were past due as of September 30, 2020:

	Age Analysis of Past-Due Notes Receivable as of September 30, 2020
	0-90 Days	91 - 180 Days	Greater than 181 Days	Total
	(in thousands)
Notes Receivable
Standard notes receivable	$3,979	$606	$3,425	$8,010
Elevated risk notes receivable	613	1,035	6,864	8,512
	$4,592	$1,641	$10,289	$16,522

The following table provides a summary of the changes in the Company’s allowance for doubtful accounts on a portfolio segment basis for the three and nine months ended September 30, 2020:

	Allowance for doubtful accounts
Portfolio Segment:	June 30 2020	Write-Offs[1]	Bad Debt Expense	September 30 2020
	(in thousands)
Accounts Receivables	$66,299	$(2,475)	$967	$64,791

Notes Receivables
Standard notes receivable	$11,869	$(253)	$(132)	$11,484
Elevated risk notes receivable	5,818	—	—	5,818
	$17,687	$(253)	$(132)	$17,302
Total accounts and notes receivable	$83,986	$(2,728)	$835	$82,093
1.Write-offs are shown net of recoveries. During the three months ended September 30, 2020, the Company collected $0.1 million of accounts receivables that were recovered subsequent to being written-off.

	Allowance for doubtful accounts
Portfolio Segment:	December 31, 2019	Cumulative effect of ASC 326 adoption[1]	Write-Offs[2]	Bad Debt Expense	September 30, 2020
	(in thousands)
Accounts receivable	$39,903	$36,709	$(16,871)	$5,050	$64,791

Notes receivable
Standard notes receivable	$6,667	$5,236	$(1,974)	$1,555	$11,484
Elevated risk notes receivable	5,823	291	(447)	151	5,818
Total notes receivable	$12,490	$5,527	$(2,421)	$1,706	$17,302
Total accounts and notes receivable	$52,393	$42,236	$(19,292)	$6,756	$82,093
1.Represents the pre-tax one-time adjustment to the Company’s 2020 opening retained earnings balance in accordance with the adoption of the CECL accounting guidance.
2.Write-offs are shown net of recoveries. During the nine months ended September 30, 2020, the Company collected $0.9 million of accounts receivables that were recovered subsequent to being written-off.

Note 5—Changes in Accumulated Other Comprehensive Income by Component

Accumulated other comprehensive income consists of unrealized gains and losses from the Company’s available-for-sale marketable securities. The following table provides a summary of the changes in accumulated other comprehensive income for the nine months ended September 30, 2020 and 2019:

	Unrealized Gains and Losses on Available-for-Sale Securities[1]
	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Accumulated other comprehensive income — beginning balance	$2,919	$158
Other comprehensive income before reclassifications	1,925	2,754
Losses (gains) reclassified from other comprehensive income[2]	71	(90)
Net current period other comprehensive income[3]	1,996	2,664
Accumulated other comprehensive income — ending balance	$4,915	$2,822
1.All amounts are net of tax
2.Realized gains and losses were recorded pre-tax under “Investment and other income” in the Consolidated Statements of Comprehensive Income. For the nine months ended September 30, 2020, the Company recorded $0.1 million of realized losses from the sale of available-for-sale securities. For the nine months ended September 30, 2019, the Company recorded $0.1 million of realized gains from the sale of available-for-sale securities. Refer to Note 9—Fair Value Measurements herein for further information.
3.For the nine months ended September 30, 2020 and 2019, the changes in other comprehensive income were net of a tax expense of $0.5 million and $0.7 million, respectively.

	Amounts Reclassified from Accumulated Other Comprehensive Income
	2020	2019
	(in thousands)
Three Months Ended September 30,
(Losses) gains from the sale of available-for-sale securities	$(7)	$14
Tax benefit (expense)	2	(3)
Net (loss) gain reclassified from accumulated other comprehensive income	$(5)	$11
Nine Months Ended September 30,
(Losses) gains from the sale of available-for-sale securities	$(94)	$117
Tax benefit (expense)	23	(27)
Net (loss) gain reclassified from accumulated other comprehensive income	$(71)	$90

Note 6—Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded over the estimated useful life of each class of depreciable asset, and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

The following table sets forth the amounts of property and equipment by each class of depreciable asset as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(in thousands)
Housekeeping and dietary equipment	$22,534	$25,219
Computer hardware and software	9,494	12,769
Operating lease — right-of-use assets	25,196	21,176
Other[1]	1,617	1,698
Total property and equipment, at cost	58,841	60,862
Less accumulated depreciation	31,034	32,042
Total property and equipment, net	$27,807	$28,820
1.Includes furniture and fixtures, leasehold improvements and autos and trucks including auto leases.

Depreciation expense for the three months ended September 30, 2020 and 2019 was $2.5 million and $2.4 million, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 was $7.6 million and $7.2 million, respectively. Of the depreciation expense recorded for the three and nine months ended September 30, 2020, $1.4 million and $4.2 million related to the depreciation of the Company’s operating lease - right-of-use assets ("ROU Assets"), respectively. Of the depreciation expense recorded for the three and nine months ended September 30, 2019, $1.3 million and $3.5 million related to the depreciation of the Company's operating lease - ROU Assets, respectively.

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

Components of lease expense required by ASC 842 are presented below for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
	2020	2019
	(in thousands)
Lease cost
Operating lease cost	$1,404	$1,248
Short-term lease cost	135	88
Variable lease cost	188	150
Total lease cost	$1,727	$1,486

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Lease cost
Operating lease cost	$4,153	$3,478
Short-term lease cost	388	649
Variable lease cost	450	434
Total lease cost	$4,991	$4,561

Supplemental information required by ASC 842 is presented below for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
	2020	2019
	(dollar amounts in thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,218	$3,605
Weighted-average remaining lease term — operating leases	5.6 years	6.4 years
Weighted-average discount rate — operating leases	4.6%	4.8%

During the three and nine months ended September 30, 2020, the Company’s ROU Assets and Lease Liabilities were both reduced by $0.1 million and $0.3 million, respectively due to lease cancellations. During the three and nine months ended September 30, 2019, the Company’s ROU Assets and Lease Liabilities were both reduced by less than $0.1 million and $0.1 million, respectively due to lease cancellations.

The following is a schedule by calendar year of future minimum lease payments under operating leases that have remaining terms as of September 30, 2020:

Period/Year	Operating Leases
(in thousands)
October 1 to December 31, 2020	$1,473
2021	5,001
2022	3,820
2023	1,950
2024	1,295
2025	1,311
Thereafter	4,204
Total minimum lease payments	$19,054
Less: imputed lease discount	$2,091
Present value of lease liabilities	$16,963

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

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remainder of 2020, the following five fiscal years and thereafter:

Period/Year	Total Amortization Expense
(in thousands)
October 1 to December 31, 2020	$1,042
2021	$4,165
2022	$4,165
2023	$3,169
2024	$2,035
2025	$2,035
Thereafter	$2,618

Amortization expense for both the three months ended September 30, 2020 and 2019 was $1.0 million. Amortization expense for both the nine months ended September 30, 2020 and 2019 was $3.1 million.

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

The Company’s marketable securities consist of tax-exempt municipal bonds, which are classified as available-for-sale and are reported at fair value. Unrealized gains and losses associated with these investments are included in other comprehensive income (net of tax) within the Consolidated Statements of Comprehensive Income. The fair value of these marketable securities is classified within Level 2 of the fair value hierarchy, as these securities are measured using quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable. Such valuations are determined by a third-party pricing service. For the three months ended September 30, 2020 and 2019, the Company recorded unrealized gains of $0.9 million and $0.5 million on marketable securities, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded unrealized gains of $2.0 million and $2.7 million on marketable securities, respectively.

For the three months ended September 30, 2020 and 2019, the Company received total proceeds, less the amount of interest received, of $0.2 million and $10.5 million, respectively, from sales of available-for-sale municipal bonds. For the three months ended September 30, 2020 and 2019, these sales resulted in realized losses of less than $0.1 million and realized gains of less than $0.1 million, respectively. For the nine months ended September 30, 2020 and 2019, the Company received total proceeds, less the amount of interest received of $6.0 million and $17.6 million, respectively, from sales of available-for-sale municipal bonds. For the nine months ended September 30, 2020 and 2019, these sales resulted in realized losses of $0.1 million and realized gains of $0.1 million, respectively, which were recorded in “Other income – Investment and other income, net” in the Consolidated Statements of Comprehensive Income. The basis for the sale of these securities was the specific identification of each bond sold during the period.

The investments under the funded deferred compensation plan are accounted for as trading securities and unrealized gains or losses are included in earnings. The fair value of these investments are determined based on quoted market prices (Level 1). For the three months ended September 30, 2020 and 2019, the Company’s recognized unrealized gains of $3.2 million and less than $0.1 million, respectively, related to equity securities still held at the respective reporting dates. For the nine months ended September 30, 2020 and 2019, the Company's recognized unrealized gains of $4.2 million and of $5.0 million, respectively, related to equity securities still held at the respective reporting dates.

The following tables provide fair value measurement information for the Company’s marketable securities and deferred compensation fund investments as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$94,042	$94,042	$—	$94,042	$—

Deferred compensation fund
Money Market [1]	$2,467	$2,467	$—	$2,467	$—
Balanced and Lifestyle	9,412	9,412	9,412	—	—
Large Cap Growth	15,471	15,471	15,471	—	—
Small Cap Growth	4,096	4,096	4,096	—	—
Fixed Income	4,737	4,737	4,737	—	—
International	1,878	1,878	1,878	—	—
Mid Cap Growth	2,908	2,908	2,908	—	—
Deferred compensation fund	$40,969	$40,969	$38,502	$2,467	$—

	As of December 31, 2019
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$90,711	$90,711	$—	$90,711	$—

Deferred compensation fund
Money Market [1]	$2,625	$2,625	$—	$2,625	$—
Balanced and Lifestyle	10,294	10,294	10,294	—	—
Large Cap Growth	11,369	11,369	11,369	—	—
Small Cap Growth	4,120	4,120	4,120	—	—
Fixed Income	4,072	4,072	4,072	—	—
International	1,932	1,932	1,932	—	—
Mid Cap Growth	2,835	2,835	2,835	—	—
Deferred compensation fund	$37,247	$37,247	$34,622	$2,625	$—
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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-than-temporary Impairments
	(in thousands)
September 30, 2020
Type of security:
Municipal bonds — available-for-sale	$87,868	$6,178	$(4)	$94,042	$—
Total debt securities	$87,868	$6,178	$(4)	$94,042	$—

December 31, 2019
Type of security:
Municipal bonds — available-for-sale	$87,016	$3,695	$—	$90,711	$—
Total debt securities	$87,016	$3,695	$—	$90,711	$—

The following table summarizes the contractual maturities of debt securities held at September 30, 2020 and December 31, 2019, which are classified as marketable securities in the Consolidated Balance Sheets:

	Municipal Bonds — Available-for-Sale
Contractual maturity:	September 30, 2020	December 31, 2019
	(in thousands)
Maturing in one year or less	$1,514	$876
Maturing in second year through fifth year	21,998	16,071
Maturing in sixth year through tenth year	40,583	38,801
Maturing after ten years	29,947	34,963
Total debt securities	$94,042	$90,711

Note 10—Shared-Based Compensation

The components of the Company’s shared-based compensation expense for the nine months ended September 30, 2020 and 2019 are as follows:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Stock options	$1,594	$1,970
Restricted stock and restricted stock units	3,898	2,980
Employee Stock Purchase Plan	425	518
Total pre-tax share-based compensation expense charged against income[1]	$5,917	$5,468
1.Share-based compensation expense is recorded in cost of services and selling, general and administrative expense in the Company’s Consolidated Statements of Comprehensive Income.

At September 30, 2020, the unrecognized compensation cost related to unvested stock options and awards was $18.5 million. The weighted average period over which these awards will vest is approximately 2.9 years.

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

As of September 30, 2020, there were 5.2 million shares of common stock reserved for issuance under the 2020 Plan, of which, 2.5 million are available for future grant. The amount of shares available for issuance under the 2020 Plan will increase when outstanding awards under the Company's Second Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”) are subsequently forfeited, terminated, lapsed, or satisfied thereunder in cash or property other than shares. No stock award will have a term in excess of 10 years. The Nominating, Compensation and Stock Option Committee of the Board of Directors is responsible for determining the terms of the grants in accordance with the 2020 Plan.

2012 Equity Incentive Plan

The 2012 Plan was replaced by the 2020 Plan on May 26, 2020. Accordingly, no new equity awards will be granted under the 2012 Plan.

Stock Options

A summary of stock options outstanding under as of December 31, 2019 and changes during the nine months ended September 30, 2020 are as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price
	(in thousands)
December 31, 2019	2,107	$32.99
Granted	215	$24.49
Exercised	(101)	$17.72
Forfeited	(12)	$37.66
Expired	(46)	$32.18
September 30, 2020	2,163	$32.85

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2020 and 2019 was $4.65 and $8.18 per common share, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2020 and 2019 was $0.9 million and $1.5 million, respectively.

The fair value of stock option awards granted in 2020 and 2019 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Nine Months Ended September 30,
	2020	2019
Risk-free interest rate	1.8%	2.5%
Weighted average expected life	6.6 years	5.7 years
Expected volatility	26.6%	22.6%
Dividend yield	3.2%	1.9%

The following table summarizes other information about the stock options at September 30, 2020:

September 30, 2020
(amounts in thousands, except per share data)
Outstanding:
Aggregate intrinsic value	$809
Weighted average remaining contractual life	5.4 years
Exercisable:
Number of options	1,440
Weighted average exercise price	$31.09
Aggregate intrinsic value	$809
Weighted average remaining contractual life	4.2 years

Restricted Stock Units and Restricted Stock

The fair value of outstanding restricted stock units and restricted stock was determined based on the market price of the shares on the date of grant. During the nine months ended September 30, 2020, the Company granted 0.3 million restricted stock units with a weighted average grant date fair value of $24.43 per unit. During the nine months ended September 30, 2019, the Company granted 0.2 million restricted stock units with a weighted average grant date fair value of $40.49 per unit.

During the nine months ended September 30, 2020 and 2019, the Company did not grant any restricted stock.

A summary of the outstanding restricted stock units and restricted stock as of December 31, 2019 and changes during the nine months ended September 30, 2020 is as follows:

	Restricted Stock Units and Restricted Stock
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2019	362	$43.24
Granted	307	$24.43
Vested	(94)	$42.40
Forfeited	(13)	$32.83
September 30, 2020	562	$33.33

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

Under the ESPP, the Company is authorized to issue up to 4.1 million shares of its common stock to its employees. Pursuant to such authorization, there are 2.1 million shares available for future grant at September 30, 2020.

The expense associated with the options granted under the ESPP during the nine months ended September 30, 2020 and 2019 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Nine Months Ended September 30,
	2020	2019
Risk-free interest rate	1.6%	2.6%
Weighted average expected life (years)	1.0	1.0
Expected volatility	42.0%	30.8%
Dividend yield	3.3%	1.9%

Deferred Compensation Plan

The Company offers a Supplemental Executive Retirement Plan (“SERP”) for executives and certain key employees. The SERP allows participants to defer a portion of their earned income on a pre-tax basis and as of the last day of each plan year, each participant will be credited with a match of a portion of their deferral in the form of the Company’s common stock based on the then-current market value. Under the SERP, the Company is authorized to issue 1.0 million shares of its common stock to its employees. Pursuant to such authorization, the Company has 0.4 million shares available for future grant at September 30, 2020. At the time of issuance, such shares are accounted for at cost as treasury stock.

The following table summarizes information about the SERP during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
SERP expense [1]	$444	$497
Unrealized gain recorded in SERP liability account	$3,973	$4,964
1.Both the SERP match and the deferrals are included in the selling, general and administrative caption in the Consolidated Statements of Comprehensive Income.

Note 11—Dividends

During the nine months ended September 30, 2020, the Company paid regular quarterly cash dividends totaling approximately $45.4 million as follows:

	Quarter Ended
	September 30, 2020	June 30, 2020	March 31, 2020
	(in thousands, except per share data)
Cash dividend paid per common share	$0.20375	$0.20250	$0.20125
Total cash dividends paid	$15,222	$15,128	$15,033
Record date	August 21, 2020	May 22, 2020	February 28, 2020
Payment date	September 25, 2020	June 26, 2020	March 27, 2020

Additionally, on October 21, 2020, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.20500 per common share, which will be paid on December 24, 2020, to shareholders of record as of the close of business on November 20, 2020.

Cash dividends declared for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash dividends declared per common share	$0.20500	$0.20000	$0.61125	$0.59625

Note 12—Income Taxes

The Company’s annual effective tax rate is impacted by the tax effects of option exercises and vested awards, which are treated as discrete items in the reporting period in which they occur, and therefore cannot be considered in the calculation of the estimated annual effective tax rate. The impact on the Company’s income tax provision through the nine months ended September 30, 2020 for such discrete items was not material.

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

The Company accounts for income taxes using the asset and liability method, which results in recognizing income tax expense based on the amount of income taxes payable or refundable for the current year. Additionally, the Company regularly evaluates the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on the evaluation, there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years ended December 31, 2016 through 2019 (with regard to U.S. federal income tax returns) and December 31, 2015 through 2019 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2020.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Revenues
Housekeeping	$223,423	$225,347	$675,366	$687,392
Dietary	212,524	230,259	661,760	706,426
Total	$435,947	$455,606	$1,337,126	$1,393,818

Income before income taxes
Housekeeping	$24,784	$21,698	$73,983	$73,009
Dietary	19,630	8,828	52,627	33,966
Corporate and eliminations[1]	(7,282)	(6,810)	(32,284)	(47,750)
Total	$37,132	$23,716	$94,326	$59,225
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Weighted average number of common shares outstanding - basic	74,700	74,387	74,684	74,347
Effect of dilutive securities [1]	77	120	84	268
Weighted average number of common shares outstanding - diluted	74,777	74,507	74,768	74,615
1.Certain outstanding equity awards are anti-dilutive and therefore were excluded from the calculation of the weighted average number of diluted common shares outstanding.

Anti-dilutive outstanding equity awards under share-based compensation plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Anti-dilutive	2,244	2,028	2,145	1,512

Note 15—Other Contingencies

Line of Credit

At September 30, 2020, the Company had a $475 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a float rate, based on the Company’s leverage ratio, and starting at LIBOR plus 115 basis points (or if LIBOR becomes unavailable, the higher of the Overnight Bank Funding Rate, plus 50 basis points and the Prime Rate). As of September 30, 2020 there were no borrowings under the line of credit. As of December 31, 2019 there were $10.0 million in borrowings under the line of credit. The line of credit requires the Company to satisfy two financial covenants, with which the Company is in compliance as of September 30, 2020. The line of credit expires on December 21, 2023.

At September 30, 2020, the Company also had outstanding $64.9 million in irrevocable standby letters of credit, which relate to payment obligations under the Company’s insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $64.9 million to $410.1 million at September 30, 2020. The letters of credit expire on January 2, 2021. Besides the $64.9 million letters of credit there are no other restrictions as to the amount which the Company can draw upon the $475 million line of credit.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items when comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of September 30, 2020 and December 31, 2019 and the notes accompanying those financial statements.

COVID-19 Considerations

The Company’s priorities during the COVID-19 pandemic are protecting the health and safety of our employees; maximizing the impact of our main services in helping customers with the housekeeping and dietary services needs of their facilities, and deploying the talents of our employees and our resources to help the communities we serve meet and overcome the current challenges. In the quarter ended September 30, 2020, the COVID-19 pandemic did not have a material net impact on our consolidated operating results. Revenues for the quarter ended September 30, 2020 included $9.1 million of COVID-19 supplemental billings, primarily related to employee pay premiums passed through to customers, which were offset by temporary decreases in recurring billings as a result of census-driven cost reductions in staffing and purchasing. In the future, the pandemic may cause reduced demand for our services if, for example, the pandemic results in a recessionary economic environment to the long-term care and skilled nursing industries in which we serve; however since the services that we offer are essential to our customers, we believe that over the long term, there will continue to be strong demand for our services.

Our ability to operate without significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees, with particular measures in place for those working in our customer facilities. For the nine months ended September 30, 2020, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We will continue to innovate in managing our business, coordinating with nursing departments to do our part in the infection prevention and control continuum and remain flexible in responding to our customer-partners. However, the uncertainty resulting from the pandemic could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

Through September 30, 2020, we continue to generate operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets. We have also not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

For additional information on risk factors related to the pandemic or other risks that could impact our results, please refer to “Risk Factors” in Part II, Item 1A of this Form 10-Q.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of healthcare facilities, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to over 3,000 facilities throughout the continental United States as of September 30, 2020.

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

At September 30, 2020, Housekeeping services were provided at essentially all of our approximately 3,000 customer facilities, generating approximately 50.5% or $675.4 million of our total revenues for the nine months ended September 30, 2020. Dietary services were provided to over 1,500 customer facilities at September 30, 2020 and contributed approximately 49.5% or $661.8 million of our total revenues for the nine months ended September 30, 2020.

Three Months Ended September 30, 2020 and 2019

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, for the three months ended September 30, 2020 and 2019. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial results relate primarily to corporate level transactions and adjustments related to transactions recorded at the reportable segment level which use methods other than generally accepted accounting principles.

	Three Months Ended September 30,
	2020	2019	% Change
	(in thousands)
Revenues
Housekeeping	$223,423	$225,347	(0.9)%
Dietary	212,524	230,259	(7.7)%
Consolidated	$435,947	$455,606	(4.3)%

Costs of services provided
Housekeeping	$198,639	$203,649	(2.5)%
Dietary	192,894	221,431	(12.9)%
Corporate and eliminations	(26,090)	(26,676)	(2.2)%
Consolidated	$365,443	$398,404	(8.3)%

Selling, general and administrative expense
Corporate and eliminations	$37,337	$33,479	11.5%

Investment and other income, net
Corporate and eliminations	$4,279	$733	483.8%

Interest expense
Corporate and eliminations	$(314)	$(740)	(57.6)%

Income (loss) before income taxes
Housekeeping	$24,784	$21,698	14.2%
Dietary	19,630	8,828	122.4%
Corporate and eliminations	(7,282)	(6,810)	(6.9)%
Consolidated	$37,132	$23,716	56.6%

Housekeeping and Dietary revenues represented approximately 51.3% and 48.7% of consolidated revenues for the three months ended September 30, 2020, respectively.

The following table sets forth the ratio of certain items to consolidated revenues:

	Three Months Ended September 30,
	2020	2019
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	83.8%	87.4%
Selling, general and administrative expense	8.6%	7.3%
Other income (expense):
Investment and other income, net	1.0%	0.2%
Interest expense	(0.1)%	(0.2)%
Income before income taxes	8.5%	5.3%
Income tax	2.2%	1.2%
Net income	6.3%	4.1%

Revenues

Consolidated

Consolidated revenues decreased 4.3% to $435.9 million for the three months ended September 30, 2020 compared to $455.6 million for the corresponding period in 2019, as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping and Dietary revenues decreased 0.9% and 7.7%, respectively, during the three months ended September 30, 2020 compared to the corresponding period in 2019, primarily driven by the Company exiting facilities in the latter half of 2019 in conjunction with operator transitions in which we were unable to come to agreeable terms. As of the three months ended September 30, 2020, our revenues included $9.1 million of COVID-19 supplemental billings, primarily related to employee pay premiums passed through to customers, offset by temporary decreases in recurring billings as a result of census-driven cost reductions in staffing and purchasing. The full impact that COVID-19 will have on our revenues is not yet known at this time.

Costs of Services Provided

Consolidated

Consolidated costs of services provided decreased 8.3% to $365.4 million for the three months ended September 30, 2020 compared to $398.4 million for the three months ended September 30, 2019. During the three months ended September 30, 2020, costs of services related to COVID-19 were primarily re-billed back to our customers. Future increases to both labor and supplies expense as a result of COVID-19 are possible, however we anticipate to be reimbursed from our customers for most COVID-19 related costs which are outside the scope of services or supplies which we are contractually obligated. The terms in our service agreements support this anticipation and the expectation of our customers' eligibility for additional reimbursement under enacted and proposed government regulations.

The following table provides a comparison of key indicators we consider when managing the consolidated costs of services provided:

	Three Months Ended September 30,
Costs of Services Provided - Key Indicators as a % of Consolidated Revenue	2020	2019	Change
Bad debt provision	0.2%	0.3%	(0.1)%
Self-insurance costs	2.7%	2.9%	(0.2)%
The decrease in the bad debt provision was impacted by the current aging of our accounts receivables. Effective January 1, 2020, the Company adopted the ASC 326 accounting guidance which changed the Company’s procedures for estimating its bad debt provision. Under ASC 326, the Company now records a provision for bad debt based on management’s forecast of expected future credit losses. Prior to ASC 326, the Company recorded a provision for bad debt based solely on accounts and notes receivables which were identified as impaired.

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues, decreased to 88.9% for the three months ended September 30, 2020 from 90.4% in the corresponding period in 2019. Costs of services provided for Dietary, as a percentage of Dietary revenues, decreased to 90.8% for the three months ended September 30, 2020 from 96.2% in the corresponding period in 2019.

The following table provides a comparison of the key indicators we consider when managing costs of services provided at the segment level, as a percentage of the respective segment’s revenues:

	Three Months Ended September 30,
Costs of Services Provided - Key Indicators as a % of Segment Revenue	2020	2019	Change
Housekeeping labor and other labor-related costs	80.5%	80.9%	(0.4)%
Housekeeping supplies	6.7%	7.4%	(0.7)%
Dietary labor and other labor-related costs	63.1%	64.2%	(1.1)%
Dietary supplies	25.8%	29.4%	(3.6)%

Variations within these key indicators relate to the provision of services at new facilities and changes in the mix of customers for whom we provide supplies or do not provide supplies. Management focuses on building efficiencies and managing labor and other costs at the facility level, as well as managing supply chain costs, for new and existing facilities. The decline in the cost of dietary supplies as a percentage of dining revenues was driven by the mix of business where we no longer provide all dining department supplies, declining census and management of food-spend costs.

Consolidated Selling, General and Administrative Expense

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under the deferred compensation plan. These investments represent the amounts held on behalf of the participating employees and changes in the value of these investments affect the amount of our deferred compensation liability. Gains on the plan investments during the three months ended September 30, 2020 and 2019 increased our total selling, general and administrative expense for those periods. During the three months ended September 30, 2020, we incurred an increase to certain costs related to COVID-19, however such costs were immaterial. There is a possibility for additional increased selling, general and administrative expense related to the pandemic but such costs at this time are not expected to be material.

Excluding the change in the deferred compensation plan described above, consolidated selling, general and administrative expense increased $0.7 million or 2.0% for the three months ended September 30, 2020 compared to the corresponding period in 2019. The increase was primarily a result of increased payroll costs and higher legal and professional fees incurred in connection with the Company's internal investigation related to the Securities and Exchange Commission's ("SEC") inquiry regarding the Company's earnings per share calculation practices, which was partially offset by a reduction in travel related expense.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative expense excluding change in deferred compensation liability	$34,127	$33,453	$674	2.0%
Gain on deferred compensation plan investments	3,210	26	3,184	12,246.2%
Selling, general and administrative expense	$37,337	$33,479	$3,858	11.5%

Consolidated Investment and Other Income, net

Investment and other income increased 483.8% to $4.3 million for the three months ended September 30, 2020 compared to the corresponding 2019 period, primarily due to market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan.

Consolidated Interest Expense

Consolidated interest expense decreased 57.6% to $0.3 million for the three months ended September 30, 2020 compared to the corresponding 2019 period due to fewer interquarter borrowings.

Consolidated Income Taxes

During the three months ended September 30, 2020, the Company recognized a provision for income taxes of $9.5 million, or 25.6% effective tax rate, versus $5.4 million, or 22.7% effective tax rate, for the same period in 2019. The increase to the Company tax rate related to discrete items from stock compensation expense. The Company’s estimate for the 2020 effective tax rate has not been adjusted for any impact related to COVID-19 as the impact on the Company's effective tax rate at this time is not expected to be material.

The actual annual effective tax rate will be impacted by the tax effects of option exercises or vested awards, which are treated as discrete items in the reporting period in which they occur, and therefore cannot be considered in the calculation of the estimated annual effective tax rate. The impact on our income tax provision for the three months ended September 30, 2020 for such discrete items was not material.

Nine Months Ended September 30, 2020 and 2019

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, for the nine months ended September 30, 2020 and 2019. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial results relate primarily to corporate level transactions and adjustments related to transactions recorded at the reportable segment level which use methods other than generally accepted accounting principles.

	Nine Months Ended September 30,
	2020	2019	% Change
	(in thousands)
Revenues
Housekeeping	$675,366	$687,392	(1.7)%
Dietary	661,760	706,426	(6.3)%
Consolidated	$1,337,126	$1,393,818	(4.1)%

Costs of services provided
Housekeeping	$601,383	$614,383	(2.1)%
Dietary	609,133	672,460	(9.4)%
Corporate and eliminations	(70,400)	(60,689)	16.0%
Consolidated	$1,140,116	$1,226,154	(7.0)%

Selling, general and administrative expense
Corporate and eliminations	$108,819	$113,189	(3.9)%

Investment and other income, net
Corporate and eliminations	$7,197	$7,329	(1.8)%

Interest expense
Corporate and eliminations	$(1,062)	$(2,579)	(58.8)%

Income (loss) before income taxes
Housekeeping	$73,983	$73,009	1.3%
Dietary	52,627	33,966	54.9%
Corporate and eliminations	(32,284)	(47,750)	(32.4)%
Consolidated	$94,326	$59,225	59.3%

The following table sets forth the ratio of certain items to consolidated revenues:

	Nine Months Ended September 30,
	2020	2019
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	85.3%	88.0%
Selling, general and administrative expense	8.1%	8.1%
Other income (expense):
Investment and other income, net	0.5%	0.5%
Interest expense	(0.1)%	(0.2)%
Income before income taxes	7.0%	4.2%
Income tax	1.7%	1.0%
Net income	5.3%	3.2%

Revenues

Consolidated

Consolidated revenues decreased 4.1% to $1.3 billion for the nine months ended September 30, 2020 compared to $1.4 billion for the corresponding period in 2019 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping and Dietary revenues decreased 1.7% and 6.3%, respectively, during the nine months ended September 30, 2020 compared to the corresponding period in 2019, partially driven by the termination of several customers due to the Company exiting facilities in conjunction with operator transitions where we have been unable to come to agreeable terms, typically including accelerated payment and stricter credit terms with new operators.

Revenue for the nine months ended September 30, 2020 included $26.0 million of COVID-19 supplemental billings, primarily related to employee pay premiums passed through to customers, offset by temporary decreases in recurring billings as a result of census-driven cost reductions in staffing and purchasing. The full impact that COVID-19 will have on our revenues is not yet known at this time.

Costs of services provided

Consolidated

Consolidated costs of services provided decreased 7.0% to $1.1 billion for the nine months ended September 30, 2020 compared to $1.2 billion for the nine months ended September 30, 2019.

The following table provides a comparison of key indicators we consider when managing the consolidated costs of services provided:

	Nine Months Ended September 30,
Costs of Services Provided - Key Indicators as a % of Consolidated Revenue	2020	2019	Change
Bad debt provision	0.5%	1.6%	(1.1)%
Self-insurance costs	2.7%	2.8%	(0.1)%
The decrease in the bad debt provision is related to our current assessment of the collectability of our accounts and notes receivable during the nine months ended September 30, 2020. Additionally we incurred higher than normal bad debt expense during the nine months ended September 30, 2019 due to the out-of-court restructuring of a privately held Northeast based operator that occurred during the first quarter of 2019. Effective January 1, 2020, the Company adopted the ASC 326 accounting guidance which changed the Company’s procedures for estimating its bad debt provision. Under ASC 326, the Company now records a provision for bad debt based on management’s forecast of expected future credit losses. Prior to ASC 326, the Company recorded a provision for bad debt based solely on accounts and notes receivables which were identified as impaired.

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues, decreased to 89.0% for the nine months ended September 30, 2020 from 89.4% in the corresponding period in 2019. Costs of services provided for Dietary, as a percentage of Dietary revenues, decreased to 92.0% for the nine months ended September 30, 2020 from 95.2% in the corresponding period in 2019.

The following table provides a comparison of the key indicators we consider when managing costs of services provided at the segment level, as a percentage of the respective segment’s revenues:

	Nine Months Ended September 30,
Costs of Services Provided - Key Indicators as a % of Segment Revenue	2020	2019	Change
Housekeeping labor and other labor-related costs	80.2%	79.8%	0.4%
Housekeeping supplies	7.0%	7.5%	(0.5)%
Dietary labor and other labor-related costs	63.5%	63.2%	0.3%
Dietary supplies	26.5%	29.6%	(3.1)%

Variations within these key indicators relate to the provision of services at new facilities and changes in the mix of customers for whom we provide supplies or do not provide supplies. Management focuses on building efficiencies and managing labor and other costs at the facility level, as well as managing supply chain costs, for new and existing facilities. The decline in dietary supplies spend as a percentage of dining revenues was driven by the mix of business where we no longer provide all dining department supplies, declining census and management of food-spend costs.

Selling, General and Administrative Expense

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under the deferred compensation plan. These investments represent the amounts held on behalf of the participating employees and changes in the value of these investments affect the amount of our deferred compensation liability. Gains on the plan investments during the nine months ended September 30, 2020 and 2019 increased our total selling, general and administrative expense for these periods. During the nine months ended September 30, 2020, we incurred an increase to certain costs related to COVID-19, however such costs were immaterial. There is a possibility for additional increased selling, general and administrative expense related to the pandemic.

Excluding the change in the deferred compensation plan described above, consolidated selling, general and administrative expense decreased $3.4 million or 3.1% for the nine months ended September 30, 2020 compared to the corresponding period in 2019. The decrease was primarily a result of higher legal and other professional fees incurred during 2019 in connection with the Company's internal investigation related to the SEC's inquiry regarding the Company's earnings per share calculation practices.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative expense excluding change in deferred compensation liability	$104,846	$108,224	$(3,378)	(3.1)%
Gain on deferred compensation plan investments	3,973	4,965	(992)	(20.0)%
Selling, general and administrative expense	$108,819	$113,189	$(4,370)	(3.9)%

Consolidated Investment and Interest Income, net

Investment and other income decreased 1.8% to $7.2 million for the nine months ended September 30, 2020 compared to the corresponding 2019 period, primarily due to market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan.

Consolidated Interest Expense

Consolidated interest expense decreased 58.8% to $1.1 million for the nine months ended September 30, 2020 compared to the corresponding 2019 period due to fewer interquarter borrowings.

Consolidated Income Taxes

During the nine months ended September 30, 2020 and 2019, the Company recognized a provision for income taxes of $23.4 million, or 24.8% and $13.5 million or 22.9%, respectively. The increase to the Company tax rate related to discrete items from stock compensation expense. The Company’s estimate for the 2020 effective tax rate has not been adjusted for any impacts related to COVID-19 as the impact at this time is not expected to be material.

The actual annual effective tax rate will be impacted by the tax effects of option exercises or vested awards, which are treated as discrete items in the reporting period in which they occur, and therefore cannot be considered in the calculation of the estimated annual effective tax rate. The impact on our income tax provision for the nine months ended September 30, 2020 for such discrete items was not material.

Liquidity and Capital Resources

Cash generated through operations is our primary source of liquidity. At September 30, 2020, we had cash, cash equivalents and marketable securities of $204.0 million and working capital of $403.2 million, compared to December 31, 2019 cash, cash equivalents and marketable securities of $118.0 million and working capital of $367.1 million. Our current ratio was 4.0 to 1 at September 30, 2020 versus 3.5 to 1 at December 31, 2019. Marketable securities represent fixed income investments that are highly liquid and can be readily purchased or sold through established markets. Such securities are held by our captive insurance company to satisfy capital requirements of the state regulator related to captive insurance companies. Through September 30, 2020, the pandemic has not negatively impacted the Company’s liquidity position as of such date.

For the nine months ended September 30, 2020 and 2019, our cash flows were as follows:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$141,549	$80,222
Net cash used in investing activities	$(4,862)	$(4,256)
Net cash used in financing activities	$(54,096)	$(61,419)

Operating Activities

Our primary sources of cash from operating activities are the revenues generated from our Housekeeping and Dietary services. Our primary uses of cash from operating activities are the funding of our payroll and other personnel-related costs, as well as the costs of supplies used in providing our services. For the nine months ended September 30, 2020 cash flow from operations included a $32.3 million increase which related to the deferral of payroll taxes under the CARES Act. Such deferral, along with the timing of cash receipts and cash payments, are the primary drivers of the period-over-period changes in net cash provided by operating activities.

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

Financing Activities

The primary use of cash for financing activities is the payment of dividends. We have paid regular quarterly cash dividends since the second quarter of 2003. During 2020, we paid regular quarterly cash dividends to shareholders totaling $45.4 million as follows:

	Quarter Ended
	September 30, 2020	June 30, 2020	March 31, 2020
	(amounts in thousands, except per share data)
Cash dividend paid per common share	$0.20375	$0.20250	$0.20125
Total cash dividends paid	$15,222	$15,128	$15,033
Record date	August 21, 2020	May 22, 2020	February 28, 2020
Payment date	September 25, 2020	June 26, 2020	March 27, 2020

The dividends paid to shareholders during the nine months ended September 30, 2020 were funded by cash generated from operations. Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or regarding the amount of future dividend payments, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

The primary source of cash from financing activities is the net borrowings under our bank line of credit. We borrow for general corporate purposes as needed throughout the year.

We remain authorized to repurchase 1.6 million shares of our common stock pursuant to previous Board of Directors’ authorization. During the three and nine months ended September 30, 2020 and 2019, we repurchased our common stock as part of the dividend reinvestment related to treasury shares held within the Deferred Compensation Plan. The number of shares and value of shares repurchased were immaterial for the three and nine months ended September 30, 2020 and 2019.

Line of Credit

At September 30, 2020, we had a $475 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a floating rate, based on our leverage ratio, and starting at LIBOR plus 115 basis points (or if LIBOR becomes unavailable, the higher of the Overnight Bank Funding Rate, plus 50 basis points and the Prime Rate). At September 30, 2020, there were no borrowings under the line of credit.

The line of credit requires us to satisfy two financial covenants. The covenants and their respective status at September 30, 2020 were as follows:

Covenant Descriptions and Requirements	As of September 30, 2020
Funded debt [1] to EBITDA [2] ratio: less than 3.50 to 1.00	0.22
EBITDA to Interest Expense ratio: not less than 3.00 to 1.00	71.13
1.All indebtedness for borrowed money including, but not limited to, capitalized lease obligations, reimbursement obligations in respect of letters of credit and guarantees of any such indebtedness.
2.Net income plus interest expense, income tax expense, depreciation, amortization, stock compensation expense and extraordinary non-recurring losses/gains.

As noted above, we were in compliance with our financial covenants at September 30, 2020 and we expect to remain in compliance. The line of credit expires on December 21, 2023. We believe that our existing capacity under the line of credit provides adequate liquidity considering the potential impact of COVID-19.

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

At September 30, 2020, we also had outstanding $64.9 million in irrevocable standby letters of credit, which relate to payment obligations under our insurance programs.

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new customers obtained. Such capital expenditures primarily consist of housekeeping and food service equipment purchases, laundry and linen equipment installations, computer hardware and software, and furniture and fixtures. Although we have no specific material commitments for capital expenditures through the end of calendar year 2020, we estimate that for 2020 we will have capital expenditures of approximately $4.0 million to $6.0 million, of which we have made $3.1 million through September 30, 2020. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would seek to obtain necessary capital from such sources as long-term debt or equity financing.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2020, we had $204.0 million in cash, cash equivalents and marketable securities. The fair value of all of our cash equivalents and marketable securities are determined based on “Level 1” or “Level 2” inputs, which are based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Based on their evaluation as of September 30, 2020, pursuant to Exchange Act Rule 13a-15(b), our Management, including our President and Chief Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act 13a-15(e)) are effective.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the three or nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors set forth in Part I, Item 1A, "Risk Factors" of the 2019 Form 10-K except as set forth below. The risk factors set forth below supplement, and should be read together with, that section for disclosures regarding what we believe are the more significant risks and uncertainties related to our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this Report:

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Act
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following financial information from the Company’s Form 10-Q for the quarterly period ended September 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE SERVICES GROUP, INC.

Date:	October 23, 2020	/s/ Theodore Wahl
Theodore Wahl
President & Chief Executive Officer
(Principal Executive Officer)

Date:	October 23, 2020	/s/ John C. Shea
John C. Shea
Chief Financial Officer
(Principal Financial and Accounting Officer)