Form 10-K
period 2020-12-31
HEALTHCARE SERVICES GROUP INC
filed 2021-02-25
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on the attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☑
The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the Registrant as of the close of business on June 30, 2020 was approximately $1.80 billion based on the closing sale price of the Common Stock on the NASDAQ Global Select Market on that date. The determination of affiliate status is not a determination for any other purpose. The Registrant does not have any non-voting common equity authorized or outstanding.
Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock (Common Stock, $.01 par value) as of the latest practicable date (February 24, 2021). 74,717,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on June 1, 2021 have been incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

Healthcare Services Group, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2020

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services to the healthcare industry, primarily providers of long-term care; the impact of and future effects of the COVID-19 pandemic or other potential pandemics; having a significant portion of our consolidated revenues contributed by one customer during the year ended December 31, 2020; credit and collection risks associated with the healthcare industry; our claims experience related to workers’ compensation and general liability insurance (including any litigation claims, enforcement actions, regulatory actions and investigations arising from personal injury and loss of life related to COVID-19); the effects of changes in, or interpretations of laws and regulations governing the healthcare industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor-related matters such as minimum wage increases; the Company's expectations with respect to selling, general, and administrative expense; continued realization of tax benefits arising from our corporate reorganization and self-funded health insurance program; changes in the federal corporate tax rate; the impact of the Securities and Exchange Commission investigation and related class action lawsuit; risks associated with the reorganization of our corporate structure; and the risk factors described in Part I of this report under “Government Regulation of Customers,” “Service Agreements and Collections,” and “Competition” under Item IA. “Risk Factors.”

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

In addition, we believe that to improve our financial performance we must continue to obtain service agreements with new customers, retain and provide new services to existing customers, achieve modest price increases on current service agreements with existing customers and/or maintain internal cost reduction strategies at our various operational levels. Furthermore, we believe that our ability to sustain the internal development of managerial personnel is an important factor impacting future operating results and the successful execution of our growth strategies.

PART I

In this Annual Report on Form 10-K for the year ended December 31, 2020, Healthcare Services Group, Inc. (together with its wholly-owned subsidiaries listed in Exhibit 21, which has been filed as part of this Report) is referred to using terms such as the “Company,” “we,” “us” or “our.”

Item I.   Business.

General

Healthcare Services Group, Inc. is a Pennsylvania corporation, incorporated on November 22, 1976. We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of healthcare facilities, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to over 3,000 facilities throughout the continental United States as of December 31, 2020.

Segment Information

The information called for herein is discussed below in Description of Services, and within Item 8 of this Annual Report on Form 10-K under Note 15 — Segment Information in the Notes to Consolidated Financial Statements for the years ended December 31, 2020, 2019 and 2018.

Description of Services

We are organized into two reportable segments: housekeeping, laundry, linen and other services (“Housekeeping”) and dietary department services (“Dietary”). Our corporate headquarters provides centralized financial management and support, legal services, human resources management and other administrative services to the Housekeeping and Dietary business segments.

We provide Housekeeping services to essentially all of our customer facilities and provide Dietary services to over 1,500 facilities. Although we do not directly participate in any government reimbursement programs, our customers receive government reimbursements related to Medicare and Medicaid and are directly affected by any legislation and regulations relating to those programs.

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

We typically adopt and follow our customers’ employee wage structures, including policies of wage rate increases, and pass through to the customer any labor cost increases associated with wage rate adjustments.

Our labor force is interchangeable with respect to the services within Housekeeping, while the Dietary labor force is specific to Dietary operations. In addition, there are some differences in the expertise of the professional management personnel responsible for the services of the respective segments. We believe each segment provides opportunities for growth.

Housekeeping

Housekeeping accounted for approximately 50.9%, or $895.3 million, of our consolidated revenues in 2020. The services provided under this segment include managing our customers’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the customers’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the customers’ facilities. Upon beginning service with a customer facility, we typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation, and on-site testing for infection control.

Housekeeping’s operating performance is significantly impacted by our management of labor costs. Management reviews costs as a percentage of revenues, in order to normalize and evaluate such costs in the context of the Company’s growth. Housekeeping labor costs represented approximately 80.5% of Housekeeping revenues for 2020. Changes in employee compensation resulting from legislative or other governmental actions, market factors, adjustments to staffing levels, and the composition of our labor force may adversely impact these costs. Similarly, an increase in the costs of supplies consumed in performing Housekeeping services may impact Housekeeping’s operating performance. In 2020, the cost of Housekeeping supplies as a percentage of Housekeeping revenues was 6.9%. Generally, the cost of such supplies is dictated by specific product market conditions, subject to price fluctuations influenced by factors outside of our control. Where possible, we negotiate fixed pricing from vendors for an extended period of time on certain supplies to mitigate such price fluctuations.

Dietary

Dietary services represented approximately 49.1%, or $865.0 million, of our consolidated revenues in 2020. Dietary services consist of managing our customers’ dietary departments, which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support provided by a District Manager specializing in dietary services. We also offer clinical consulting services to our dietary customers, which may be provided as a stand-alone service, or bundled with other dietary department services. Upon beginning service with a customer facility, we typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate dietitian services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality-control procedures including continuous training and employee evaluation.

Dietary operating performance is impacted by price fluctuations in labor and supply costs resulting from similar factors discussed above for Housekeeping. In 2020, the costs of labor and food-related supplies represented approximately 63.7% and 26.5% of Dietary revenues, respectively.

Significant Customers

For the years ended December 31, 2020, 2019 and 2018, both the Housekeeping and Dietary segments earned revenue from several significant customers, including Genesis Healthcare, Inc. ("Genesis"). For the years ended December 31, 2020, 2019 and 2018, Genesis accounted for $258.7 million or 14.7%, $287.8 million or 15.6% and $386.7 million or 19.3% of the Company's consolidated revenues, respectively.

Operational Management Structure

By applying our professional management techniques, we offer our customers the ability to manage certain housekeeping, laundry, linen, facility maintenance and dietary services and costs. We manage and provide our services through a network of management personnel, as illustrated below.

Vice President of Operations
↓
Director of Operations
↓
District Manager
↓
Facility Manager

Facilities are managed by an on-site Facility Manager, and if necessary, additional supervisory personnel. Such facility-level management personnel are responsible for the management of staff, scheduling, procurement, customer-service, quality control and overall day-to-day management of the Housekeeping or Dietary function.

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

Vice Presidents of Operations are ultimately responsible for all aspects of the operations, including the compliance and financial performance of the Directors of Operations they oversee.

We believe our organizational structure facilitates our ability to best serve and expand our service offerings to existing customers, while also securing new customers.

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

Marketing and Sales

Our services are primarily marketed by our Chief Revenue Officer, Vice Presidents of Sales, and Directors of Sales. These marketing and sales efforts are supported by all levels of our corporate and operational management team. We provide incentive compensation to our sales and operational personnel based on achieving financial and non-financial goals and objectives, which are aligned with the key elements we believe are necessary for us to achieve overall improvement in our results, along with continued business development.

Our services are marketed primarily through referrals and solicitation of target facilities. We also participate in industry trade shows, healthcare trade associations and healthcare support service seminars offered in conjunction with state or local health authorities in many of the states in which we conduct our business. Such programs are typically attended by facility owners, administrators and supervisory personnel, thus presenting marketing opportunities for us. Indications of interest in our services arising from initial marketing efforts are followed up with a presentation regarding our services and an assessment of the service requirements of the facility. Thereafter, a formal proposal, including operational recommendations and proposed costs, is submitted to the prospective customer. Once the prospective customer accepts the proposal and executes our service agreement, we are structured to timely and efficiently establish our operations and systems at the customer facilities.

Government Regulation of Customers

We do not directly participate in any government reimbursement programs and our contractual relationships with our customers determine their payment obligations to us. However, our customers are subject to government regulation and laws which directly affect how they are paid for certain services they provide. Therefore, because our customers’ revenues are generally highly reliant on Medicare and Medicaid reimbursement funding rates, the overall effect of laws and trends in the long-term care industry have affected and could adversely affect our customers’ cash flows, resulting in their inability to make payments to us in accordance with agreed upon payment terms (see “Liquidity and Capital Resources” included in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

The prospects for legislative action, both on the federal and state level, regarding funding for nursing homes are uncertain. We are unable to predict or to estimate the ultimate impact of any further changes in reimbursement programs affecting our customers’ future results of operations and/or their impact on our cash flows and operations.

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

Service Agreements and Collections

We have historically had a favorable customer retention rate and expect to continue to maintain satisfactory relationships with our customers, despite many of our service agreements being cancellable on short notice.

We have had varying collections experiences with respect to our accounts and notes receivable. We have sometimes extended the period of payment for certain customers beyond contractual terms. Such customers include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for such collection issues and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $9.6 million, $25.5 million and $51.4 million in the years ended December 31, 2020, 2019 and 2018, respectively (see Schedule II - Valuation and Qualifying Accounts and Reserves for year-end balances). As a percentage of total revenues, these provisions represented approximately 0.5%, 1.4% and 2.6% for the years ended December 31, 2020, 2019 and 2018, respectively. In addition, the Company recorded a $32.1 million cumulative effect adjustment to Retained Earnings on January 1, 2020 in accordance with the Company's adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Codification subtopic 326 Credit Losses - Measurement of Credit Losses on Financial Instruments ("ASC 326"), which represented 1.7% of consolidated revenues for the year ended December 31, 2020. In making credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We establish credit limits through our payment terms, perform ongoing credit evaluations and monitor accounts to minimize the risk of loss. Despite our efforts to minimize credit risk exposure, customers could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our customers experience a negative impact on their cash flows, it could have a material adverse effect on our results of operations and financial condition.

Competition

We compete primarily with the in-house service departments of our potential customers. In addition, a number of regional and local firms compete with us in the regional markets in which we conduct business. There are also several national and multinational service firms that provide similar services primarily within non-healthcare markets, but also within the broader healthcare industry. Historically such firms have not invested significant resources on the long-term, post-acute and healthcare segments typically serviced by us.

Human Capital Resources

Ensuring a positive social impact is inherent in our mission to deliver exceptional services to an ever-changing healthcare industry. In delivering upon this goal, we strive for operational excellence while creating a safe working environment, promoting environmental and employee health and safety awareness, and seeking to continuously create opportunities for professional and career development for our employees. In order to continue to deliver on our strategic focus and Company Vision - To Be THE Choice For Our Customers - resulting in retention of and growth in relationships through good customer-service, expansion of our services, effective execution in all that we do, and cost management; it is crucial that we attract and retain talent in the markets that we serve. To facilitate talent attraction and retention, we strive to make Healthcare Services Group, Inc. an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by competitive compensation, benefits and health and welfare programs.

Supporting our diverse team of individuals drives us to continuously improve and provide developmental opportunities for every team member, encouraging all of our employees to reach their full potential. To support this we have launched a formal Employee Engagement and Recognition Program. We devise career development and promotional pathways for all employees, with staunch commitment to promotion from within, and our Manager-In-Training Program is accessible for all qualified and motivated employees, regardless of formal education level achieved. We advertise all on-demand opportunities to our employees in an effort to cultivate talent throughout the Company. We also focus on understanding our diversity and inclusion strengths and opportunities. We continue to focus on building a pipeline for talent to create more opportunities for workplace diversity and to support greater representation within the Company. Some highlights:

•Documented annual and ongoing training for employees at all levels on diversity and inclusion;
•Celebrating and creating diversity among our teams;
•Our workforce consists of 71% females and 64% minorities;
•Among field-based management positions, 74% are women and 49% are minorities; and
•Among our top quartile of compensation for employees, 62% are women and 57% are minorities.

Employee Profile

At December 31, 2020, we employed approximately 44,200 people, of whom approximately 5,300 were corporate and field management personnel. The Company's employment of some of its employees is subject to collective bargaining agreements that are negotiated by individual customer facilities and are assented by us, so as to bind us as an “employer” under the agreements. In other cases, we are direct parties to the agreements. We may be adversely affected by relations between our customer facilities and their employee unions, or between us and such unions. We consider our relationship with our employees to be good.

Health and Safety

Our ability to meet the day-to-day needs and expectations of our customers and to fulfill our common goal to ensure the well-being of America’s most vulnerable is organically connected to the well-being of our people. As such, we are committed to the health, safety and wellness of our employees. We provide our employees and their families access to a variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented significant operating environment changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. This includes having the vast majority of our corporate and field management personnel work from home, while implementing additional safety measures for employees continuing critical on-site work. All employees receive documented, annual training on our Environmental, Health and Safety Policy and are responsible for upholding and operating within the guidelines of this policy to ensure our business complies with all environmental and health and safety laws and regulations applicable to our operations.

Available Information

Healthcare Services Group, Inc. is a reporting company under the Securities Exchange Act of 1934, as amended, and files reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission” or “SEC”). The public may read and copy any of our filings at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. Additionally, because we make filings to the Commission electronically, you may access this information at the Commission’s internet site: www.sec.gov. This site contains reports, proxies and information statements and other information regarding issuers that file electronically with the Commission.

Website Access

Our website address is www.hcsg.com. Our filings with the Commission, as well as other pertinent financial and Company information, are available at no cost on our website as soon as reasonably practicable after the filing of such reports with the Commission.

Item 1A. Risk Factors

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

Risks Related to Macroeconomic Conditions

COVID-19 and other pandemics, epidemics, or outbreaks of a contagious illness may adversely affect our operating results, cash flows and financial condition.

While the COVID-19 pandemic did not have a material net impact on our consolidated operating results for the year ended December 31, 2020, additional coronavirus outbreaks and other pandemics, epidemics, or outbreaks of a contagious illness, and similar events, may cause harm to us, our employees, our customers, our vendors and supply chain partners, and financial institutions, which could have a material adverse effect on our results of operations, financial condition and cash flows. The impacts may include, but would not be limited to:

•Decreased availability and/or increased cost of supplies due to increased demand around essential cleaning supplies including disinfecting agents, personal protective equipment (“PPE”), and food and food-related products due to increased global demand and disruptions along the global supply chains of these manufactures and distributors;
•Disruption to operations due to the unavailability of employees due to illness, quarantines, risk of illness, travel restrictions or factors that limit our existing or potential workforce;
•Limitations to the availability of our key personnel due to travel restrictions and access restrictions to our customers' facilities;
•Our ability to meet more stringent, medically-required procedures, and infection control requirements at customer facilities;
•Elevated employee turnover which may impact our facility level performance and/or increase payroll expense and recruiting-related expenses;
•Decreased census in the nursing home and long-term care industry, which could impact the financial health of our customers and thereby increasing our associated credit risk with customers and increased pressures to modify our contractual terms; and
•Significant disruption of global financial markets, which could negatively impact us or our customers’ ability to access capital in the future.

In addition, we have taken and will continue to take temporary precautionary measures intended to help minimize the risk of COVID-19 to our employees, including requiring administrative and other groups of our employees to work remotely, restricting non-essential travel and attendance at industry events and in-person work-related meetings.

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

We may be adversely affected by inflationary or market fluctuations, including impact of tariffs, in the cost of products consumed in providing our services or our cost of labor. Additionally, we rely on certain vendors for a substantial portion of housekeeping, laundry and dietary supplies.

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

Dietary supplies, to a much greater extent than Housekeeping supplies, are impacted by commodity pricing factors, including the impact of tariffs, which in many cases are unpredictable and outside of our control. We seek to pass on to customers such increased costs but sometimes we are unable to do so. Even when we are able to pass on such costs to our customers, from time to time, sporadic unanticipated increases in the costs of certain supply items due to market or economic conditions may result in a timing delay in passing on such increases to our customers. It is this type of spike and unanticipated increase in Dietary supplies costs that could adversely affect Dietary’s operating performance. The adverse effect would be realized if we delay in passing on such costs to our customers or in instances where we may not be able to pass such increase on to our customers until the time of our next scheduled service billing review. We seek to mitigate the impact of an unanticipated increase in such supplies’ costs through consolidation of vendors, which increases our ability to obtain more favorable pricing.

Our cost of labor may be influenced by factors in certain market areas or changes in the respective collective bargaining agreements to which we are a party. A substantial number of our employees are hourly employees whose wage rates are affected by increases in the federal or state minimum wage rates, wage inflation or local job market adjustments. As collective bargaining agreements are renegotiated, we may need to increase the wages paid to bargaining unit employees covered by such collective bargaining agreements. Although we have contractual rights to pass such union and minimum wage increases through to our customers, our delay in, or inability to pass such wage increases through to our customers could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

The historical performance of our common stock, $0.01 par value (the "Common Stock"), reflects high market expectations for our future operating results. Our business strategy focuses on growth and improving profitability through obtaining service agreements with new customers, providing new services to existing customers, obtaining modest price increases on service agreements with customers and maintaining internal cost reduction strategies at our various operational levels. If we are unable to continue either historical customer revenue and profitability growth rates or projected improvement, our operating performance may be adversely affected and the high expectations for our market performance may not be met. Any failure to meet the market’s high expectations for our revenue and operating results may have an adverse effect on the market price of our Common Stock.

Risks Related to Customers and Distributors

We provide services to several customers which contribute significantly, on an individual as well as an aggregate basis, to our total revenues.

Genesis contributed 14.7%, 15.6% and 19.3% of our total consolidated revenues for the years ended December 31, 2020, 2019 and 2018, respectively. On August 10, 2020 as part of Genesis' earnings release, Genesis disclosed significant doubt about its ability to continue as a going concern. Since such announcement, the Company's collection activity from Genesis has been largely unaffected with the Company closely monitoring such Genesis accounts. As of December 31, 2020, the Company had outstanding accounts receivable and notes receivable of $22.5 million and $21.3 million, respectively, from Genesis. Although we expect to continue the relationship with Genesis, there can be no assurance thereof. The loss of Genesis as a customer, or a significant reduction in the revenues we receive from Genesis, could have a material adverse effect on the results of operations of our two operating segments and the Company. In addition, if Genesis fails to abide by current payment terms it could increase our accounts receivable balance and have a material adverse effect on our financial condition, results of operations, and cash flows.

Our customers are concentrated in the healthcare industry, which is subject to changes in government regulation. Many of our customers rely on reimbursement from Medicare, Medicaid and other third-party payors. Rates from such payors may be altered or reduced, thus affecting our customers’ results of operations and cash flows.

We provide our services primarily to providers of long-term and post-acute care. We cannot predict what efforts, and to what extent, legislation and proposals to contain healthcare costs will ultimately impact our customers’ revenues through reimbursement rate modifications. Congress has enacted a number of laws during the past decade that have significantly altered, and may continue to alter, overall government reimbursement for nursing home services. Because many of our customers’ revenues are highly reliant on Medicare, Medicaid and other third-party payors’ reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long-term care industry have affected and could adversely affect our customers’ cash flows, resulting in their inability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from customers have resulted in, and could continue to result in, significant additional bad debts.

The Company has substantial investment in the creditworthiness and financial condition of our customers.

The largest current asset on our balance sheet is the accounts and notes receivable balance from our customers. We grant credit to substantially all of our customers. Deterioration in the financial condition of a significant component of our customer base could hinder our ability to collect amounts due from our customers. Potential causes of such declines include national or local economic downturns, COVID-19's impact on census and operating costs, customers’ dependence on continued Medicare and Medicaid funding and the impact of additional regulatory actions and/or insufficient funding.

We have sometimes extended the period of payment for certain customers beyond contractual terms. Such customers include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for such collection issues and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $9.6 million for the year ended December 31, 2020 as compared to $25.5 million and $51.4 million for the years ended December 31, 2019 and 2018, respectively. In addition, the Company recorded a $32.1 million cumulative effect adjustment to Retained Earnings on January 1, 2020 in accordance with the Company's adoption of FASB ASC 326, which represented 1.7% of consolidated revenues for the year ended December 31, 2020. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We establish credit limits through our payment terms, perform ongoing credit evaluations and monitor accounts to minimize the risk of loss. Despite our efforts to minimize credit risk exposure, customers could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our customers experience a negative impact on their cash flows, it could have a material adverse effect on our financial condition, results of operations, and cash flows.

A significant majority of our customer base are multi-facility management groups and independent facility operators who lease the buildings in which they operate and may experience risks relating to their leases including termination, escalators, extensions and special charges.

The credit worthiness of our existing customers, and potential customers, is impacted by their ability to maintain positive relationships with their respective landlords. Any loss or deterioration in the relationship between our customers and their respective landlords may adversely affect their financial condition and ability to make payments on their service agreement with us on agreed upon terms. Any failure by our customers to make rent payments or comply with the provisions of their lease terms could result in the termination of such lease agreements. In such cases, our customers may lose their ability to continue conducting operations and as a result terminate their service agreements with us.

In fiscal 2020, one distributor distributed approximately 50% of our food and non-food dining supplies, and if our relationship or their business were to be disrupted, we could experience disruptions to our operations and cost structure.

Although we negotiate the pricing and other terms for the majority of our purchases of food and dining supplies directly with national manufacturers, we procure these products and other items through Sysco Corporation ("Sysco"). Sysco, is responsible for tracking our orders and delivering products to our specific locations. If our relationship with, or the business of, Sysco were to be disrupted, we would have to arrange alternative distributors and our operations and cost structure could be adversely affected in the short term.

Risks Related to Our Operating Our Business

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

We typically do not enter into long-term contractual agreements with our customers for the rendering of our services. Our agreements with customers typically provide for a renewable one year service term, cancellable by either party upon 30 to 90 days’ notice after an initial period of 60 to 120 days. Consequently, our customers can often unilaterally decrease the amount of services we provide or terminate all services pursuant to the terms of our service agreements. Although we have historically had a favorable customer retention rate and expect to continue to maintain satisfactory relationships with our customers, in the event the Company were to lose a significant number of customers, such loss could in the aggregate materially adversely affect our consolidated results of operations and financial position.

The Company’s business success depends on the management experience of our key personnel.

We manage and provide our services through a network of management personnel, from on-site facility managers to our executive officers. Therefore, we believe that our ability to recruit and sustain the internal development of managerial personnel is an important factor impacting future operating results and our ability to successfully execute projected growth strategies. Our professional management personnel are the key personnel in maintaining current and selling additional services to existing customers and obtaining new customers.

Any perceived or real health risks related to the food industry could adversely affect our Dietary segment.

We are subject to risks affecting the food industry generally including food spoilage and food contamination. Products we purchase and utilize in production are susceptible to contamination by disease-producing organisms, or pathogens, such as listeria monocytogenes, salmonella, campylobacter, hepatitis A, trichinosis and generic E. coli. Because these pathogens are generally found in the environment, there is a risk that these pathogens could be introduced to our products as a result of improper handling at the manufacturing, processing or food service level. Our suppliers’ manufacturing facilities and products are subject to extensive laws and regulations relating to health, food preparation, sanitation and safety standards. Difficulties or failures by these companies in obtaining any required licenses or approvals or otherwise complying with such laws and regulations could disrupt their operations which could adversely affect our operations. Furthermore, there can be no assurance that compliance with governmental regulations by our suppliers will eliminate the risks related to food safety. To the extent there is an outbreak of food related illness in any of our customer facilities, it could materially harm our business, results of operations and financial condition.

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

Failure to maintain appropriate and effective internal controls over our financial reporting could result in misstatements in our financial statements and potentially subject us to sanctions or investigations by the SEC or other regulatory authorities, and could cause us to delay the filing of required reports with the SEC and our reporting of financial results. Any of these events could result in a decline in the market price of our Common Stock. Although we have taken steps to maintain our internal control structure as required, we cannot guarantee that a control deficiency will not result in a misstatement in the future.

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

Risks Related to Governmental and Regulatory Changes

Changes to federal healthcare legislation may adversely affect our operating costs and results of operations.

Continued changes to the health insurance industry and its obligations on employers could impact our operating costs. Any requirements to provide additional benefits to our employees or the payment of penalties if such benefits are not provided, would increase our expenses. If we are unable to pass-through these charges to our customers to cover these expenses, such increases could adversely impact our operating costs and our results of operations.

In addition, often new regulations result in additional reporting requirements for businesses. These and other requirements could result in increased costs, expanded liability exposure, and other changes in the way we provide healthcare insurance and other benefits to our employees.

States in which our customers are located could experience significant budget deficits and such deficits may result in reduction of reimbursements to nursing homes.

States in which our customers are located could have budget deficits as a result of lower than projected revenue collections and increased demand for the funding of entitlements. As a result of these and other adverse economic factors, state Medicaid programs have and may revise reimbursement structures for nursing home services. Any disruption or delay in the distribution of Medicaid and related payments to our customers will adversely affect their cash flows and impact their ability to pay us as agreed upon for the services provided.

Governmental regulations related to labor, employment, immigration and health and safety could adversely impact our results of operations and financial condition.

Our business is subject to various federal, state, and local laws and regulations in areas such as labor, employment, immigration, and health and safety. These laws frequently evolve through case law, legislative changes and changes in regulatory interpretation, implementation and enforcement. Our policies and procedures and compliance programs are subject to adjustments in response to these changing regulatory and enforcement environments, which could increase our cost of services provided. Although we have contractual rights to pass through cost increases we incur to our customers due to regulatory changes, our delay in, or inability to pass such costs through to our customers, could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition, if we fail to comply with applicable laws, we may be subject to lawsuits, investigations, criminal sanctions or civil remedies, including fines, penalties, damages, reimbursements, or injunctions. Also, our customers’ facilities are subject to periodic inspection by federal, state, and local authorities for compliance with state and local departments of health requirements. Expenses resulting from failed inspections of the departments that we service could result in our customers being fined and seeking recovery from us, which could also adversely impact our financial condition, results of operations, and cash flows.

Federal, state and local tax rules can adversely impact our results of operations and financial position.

We are subject to federal, state and local taxes in the United States. Significant judgment is required in determining the provision for income taxes. We believe our income tax estimates are reasonable, but such estimates assume no changes in current tax rates. In addition, if the Internal Revenue Service or other taxing authority disagrees on a tax position we have taken and upon final adjudication we are required to change such position, we could incur additional tax liability, including interest and penalties. Such costs and expenses could have a material adverse impact on our financial condition, results of operations, and cash flows. Additionally, the taxability of our services is subject to various interpretations within the taxing jurisdictions in which we operate. Consequently, in the ordinary course of business, a jurisdiction may contest our reporting positions with respect to the application of its tax code to our services. A conflicting position taken by a state or local taxation authority on the taxability of our services could result in additional tax liabilities and could negatively impact our competitive position in that jurisdiction. If we fail to comply with applicable tax laws and regulations, we could suffer civil or criminal penalties in addition to the delinquent tax assessment. In the taxing jurisdictions where our services have been determined to be subject to tax, the jurisdiction may increase the tax rate assessed on such services. We seek to pass-through to our customers such tax increases. In the event we are not able to pass-through any portion of the tax increase, our results of operations, financial condition and cash flows could be adversely impacted.

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

In addition to the SEC investigation and class action lawsuit, we are currently involved in civil litigation and government inquiries which arise in the ordinary course of business. These matters relate to, among other things, general liability, payroll or employee-related matters. Legal actions could result in substantial monetary damages and expenses and may adversely affect our reputation and business status with our customers, whether or not we are ultimately determined to be liable. The outcome of litigation, particularly class action and collective action lawsuits and regulatory actions, is difficult to assess or quantify. The plaintiffs in these types of actions may seek recovery of very large or indeterminate amounts, and estimates may remain unknown for substantial periods of time.

Risks Related to Cybersecurity and Data Privacy

Cyber-attacks and breaches could cause operational disruptions, fraud or theft of sensitive information.

Aspects of our operations are reliant upon internet-based activities, such as ordering supplies and back-office functions such as accounting and transaction processing, making and accepting payments, processing payroll and other administrative functions, etc. A significant disruption or failure of our information technology systems may have a significant impact on our operations, potentially resulting in service interruptions, security violations, regulatory compliance failures and other operational difficulties. In addition, any attack perpetrated against our information systems including through a system failure, security breach or disruption by malware or other damage, could similarly impact our operations and result in loss or misuse of information, litigation and potential liability. Although we have taken steps intended to mitigate the risks presented by potential cyber incidents, it is not possible to protect against every potential power loss, telecommunications failure, cybersecurity attack or similar event that may arise. Moreover, the safeguards we use are subject to human implementation and maintenance and to other uncertainties. Any of these cyber incidents may result in a violation of applicable laws or regulations (including privacy and other laws), damage our reputation, cause a loss of customers and give rise to monetary fines and other penalties, which could be significant. Such events could have an adverse effect on our financial condition, results of operations, and liquidity.

Item 1B.   Unresolved Staff Comments.

None.

Item 2.   Properties.

We lease our corporate offices, located at 3220 Tillman Drive, Bensalem, Pennsylvania 19020. We also lease office space at other locations in Colorado, South Carolina, Connecticut, Texas, Florida and New Jersey. The New Jersey office is the headquarters of our wholly-owned subsidiaries. The other locations serve as divisional or regional offices providing management and administrative services to both of our operating segments in their respective geographical areas.

We are also provided with office and storage space at each of our customers’ facilities.

Management does not foresee any difficulties with regard to the continued utilization of these premises. We also believe that such properties are sufficient to support our current operations.

We own office furniture and equipment, housekeeping and laundry equipment, and vehicles. The office furniture and equipment and vehicles are primarily located at the corporate office, divisional and regional offices. We have housekeeping equipment at all customer facilities where we provide services under a full service housekeeping agreement. Generally, the aggregate cost of housekeeping equipment located at each customer facility is approximately $4,000. Additionally, we have laundry installations at certain customer facilities. We believe that such laundry equipment, office furniture and equipment, housekeeping equipment and vehicles are sufficient to support our current operations.

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

The Company and the SEC have recently commenced discussions regarding a potential resolution of the investigation, which focuses on periods prior to 2018. As discussions regarding a potential resolution with the SEC are ongoing, Mr. John C. Shea, the Company’s Chief Financial Officer, has notified the Company that he is taking a temporary leave of absence from his duties, with effect from February 9, 2021. On February 9, 2021, the Board of Directors of the Company appointed Mr. Andrew Brophy as the Company’s Acting Principal Accounting Officer with immediate effect. Mr. Brophy has served as the Company’s Director of Accounting since November 2020 and SEC Reporting Manager since January 2018.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s Common Stock is traded under the symbol “HCSG” on the NASDAQ Global Select Market. As of February 24, 2021, there were approximately 74.7 million shares of our Common Stock outstanding.

Holders

As of February 24, 2021, we had approximately 405 holders of record of our Common Stock. This does not include persons who hold our Common Stock in nominee or “street name” accounts through brokers or banks.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the Company’s equity compensation plans, on an aggregated basis, the number of shares of our Common Stock subject to outstanding stock awards, the weighted-average exercise price of stock awards, and the number of shares remaining available for future award grants as of December 31, 2020.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Issued and not Exercised)
	(in thousands, except per share amounts)
Equity compensation plans approved by security holders	2,098	1	$33.35	4,920	2
Total	2,098		$33.35	4,920

1.Represents shares of Common Stock issuable upon exercise of outstanding stock awards granted under the 2020 Omnibus Incentive Plan ("the 2020 Plan") and carryover shares from pre-existing equity plans.
2.Includes stock awards to purchase 2.5 million shares available for future grant under the 2020 Plan, 2.1 million shares available for issuance under the Company’s 1999 Employee Stock Purchase Plan as amended (the “1999 Plan”) and 0.3 million shares available for issuance under the Company’s Amended and Restated Deferred Compensation Plan (the "Deferred Compensation Plan"). Treasury shares may be issued under the 1999 Plan and the Company’s Deferred Compensation Plan.

Performance Graph

The following graph matches the Company’s cumulative five-year total shareholder return on Common Stock with the cumulative total returns of the S&P 500 index, the NASDAQ Composite index and the Russell 2000 index. The graph tracks the performance of a $100 investment in our Common Stock and in each index (with the reinvestment of all dividends) from December 31, 2015 to December 31, 2020. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

We have not defined a peer group based on either industry classification or financial characteristics. We believe the Company is unique in its service offerings and customer base, and among its closest industry peers, it is unique in size and financial profile. As such, we opted to utilize the Russell 2000 index to compare the Company performance to issuers with similar market capitalization.

Comparison of 5 Year Cumulative Total Return*

Among Healthcare Services Group, Inc., the S&P 500 Index, the NASDAQ Composite Index and the Russell 2000 Index

*$100 invested on December 31, 2015 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2021 Standard & Poor’s, a division of S&P Global. All rights reserved.
Copyright© 2021 Russell Investment Group. All rights reserved.

	December 31,
Company / Index	2015	2016	2017	2018	2019	2020
Healthcare Services Group, Inc.	$100.00	$114.57	$156.70	$121.61	$75.71	$90.51
S&P 500	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
Russell 2000	$100.00	$121.31	$139.08	$123.76	$155.35	$186.36
NASDAQ Composite	$100.00	$108.87	$141.13	$137.12	$187.44	$271.64

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.   Selected Financial Data.

Reserved.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our Consolidated Financial Statements and the related notes to those statements included elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors,” and elsewhere in this report on Form 10-K. We are on a calendar year end, and except where otherwise indicated, “2020” refers to the year ended December 31, 2020, and “2019” refers to the year ended December 31, 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items when comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our consolidated financial statements as of December 31, 2020 and for the year then ended and the notes accompanying those financial statements.

COVID-19 Considerations

The Company’s priorities during the COVID-19 pandemic are protecting the health and safety of our employees; maximizing the impact of our main services in helping customers with the housekeeping and dietary services needs of their facilities, and deploying the talents of our employees and our resources to help the communities we serve meet and overcome the current challenges. During the year ended December 31, 2020, the COVID-19 pandemic did not have a material net impact on our consolidated operating results. Revenues for the year ended December 31, 2020 included $32.3 million of COVID-19 supplemental billings, primarily related to employee pay premiums passed through to customers, which were offset by temporary decreases in recurring billings as a result of census-driven cost reductions in staffing and purchasing. In the future, the pandemic may cause reduced demand for our services if, for example, the pandemic results in a recessionary economic environment to the long-term care and skilled nursing industries in which we serve; however since the services that we offer are essential to our customers, we believe that over the long term, there will continue to be strong demand for our services.

Our ability to operate without significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees, with particular measures in place for those working in our customer facilities. For the year ended December 31, 2020, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We will continue to innovate in managing our business, coordinating with nursing departments to do our part in the infection prevention and control continuum and remain flexible in responding to our customer-partners. However, the continued uncertainty resulting from the pandemic and the effect of the vaccine could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

Through December 31, 2020, we continue to generate operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets. In addition, our liquidity and operating cash flows have been favorably impacted by $46.6 million of deferred payroll taxes under the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") which are payable over two equal installments in December 2021 and 2022. We have also not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

For additional information on risk factors related to the pandemic or other risks that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of this Form 10-K.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of healthcare facilities, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to over 3,000 facilities throughout the continental United States as of December 31, 2020.

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

At December 31, 2020, Housekeeping services were provided at essentially all of our approximately 3,000 customer facilities, generating approximately 50.9% or $895.3 million of our total revenues for the year ended December 31, 2020. Dietary services were provided to over 1,500 customer facilities at December 31, 2020 and contributed approximately 49.1% or $865.0 million of our total revenues for the year ended December 31, 2020.

Our workers’ compensation, general liability and certain employee health and welfare insurance programs are provided by HCSG Insurance Corp. (“HCSG Insurance” or the “Captive”), our wholly-owned captive insurance subsidiary. HCSG Insurance provides the Company with greater flexibility and cost efficiency in meeting our insurance needs. In 2015, we completed a corporate restructuring by capitalizing three new operating entities and transitioning our facility-based employees to such entities based on the geography served. HCSG Insurance provides workers’ compensation, general liability and other insurance coverages to such entities with respect to such transitioned workforce, such entities provide housekeeping, laundry and dietary services as a subcontracted provider to the Company, and the Company provides strategic customer-service management and administrative support services to such entities.

Our ability to acquire new customers, retain existing customers and increase revenues are affected by many factors. Competitive factors consist primarily of competing with potential customers’ use of in-house support staff, as well as local or regional companies providing services similar to ours. We believe the primary revenue drivers of our business are our ability to obtain new customers and to provide additional services to existing customers. In addition, we seek to pass through, by means of service billing increases, increases in our cost of providing the services, while also aiming to obtain modest annual revenue increases from our existing customers to attain desired profit margins at the facility level. The primary economic factor in acquiring new customers is our ability to demonstrate the cost-effectiveness of our services, because many of our customers’ revenues are generally highly reliant on Medicare and Medicaid reimbursements. Therefore, our customers’ economic decision-making is driven significantly by their reimbursement funding rate structure and the financial impact on their reimbursement as a result of engaging us for the respective services. The primary operational factor is our ability to demonstrate to potential customers the benefits of being relieved of the administrative and operational challenges related to the day-to-day management of their housekeeping and dietary operations. In addition, we must be able to assure new customers that we can improve the quality of service that they are providing to their residents. We believe the factors discussed above are equally applicable to each of our segments with respect to acquiring new customers and increasing revenues.

When evaluating financial performance, we consider the ratio of certain financial items to consolidated revenues. The table below summarizes those metrics for 2020, 2019 and 2018:

	Relation to Consolidated Revenues
	Year Ended December 31,
	2020	2019	2018
Revenues	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	84.8%	87.6%	88.3%
Selling, general and administrative expense excluding change in deferred compensation liability	8.0%	7.8%	6.9%
Gain on deferred compensation plan investments	0.6%	0.4%	(0.1)%
Selling, general and administrative expense	8.6%	8.2%	6.8%
Other income (expense):
Investment and other income, net	0.8%	0.6%	0.3%
Interest expense	(0.1)%	(0.2)%	(0.2)%
Income before income taxes	7.3%	4.6%	5.0%
Income taxes	1.7%	1.1%	0.8%
Net income	5.6%	3.5%	4.2%

Our costs of services can vary and may impact our operating performance. Management reviews two primary indicators (costs of labor and costs of supplies as percentages of segment revenues) to monitor and manage such costs. The variability of these costs may impact each segment differently, as Housekeeping is more significantly impacted by costs of labor than Dietary. Labor costs accounted for approximately 80.5% of Housekeeping revenues in 2020. Dietary labor costs accounted for approximately 63.7% of Dietary revenues in 2020. Changes in wage rates as a result of legislative or collective bargaining actions, market factors, adjustments to staffing levels, and other variations in our use of labor or in management labor costs can result in variability of these costs. Housekeeping supplies, including linen products, accounted for approximately 6.9% of Housekeeping revenues in 2020. In contrast, supplies consumed in performing our Dietary services accounted for approximately 26.5% of Dietary revenues. Generally, fluctuations in these expenses are influenced by factors outside of our control and are unpredictable. Housekeeping and Dietary supplies are principally commodity products and are affected by market conditions specific to the respective products.

Our customers are concentrated in the healthcare industry and are primarily providers of long-term care. Many of our customers’ revenues are highly reliant on Medicare, Medicaid and third-party payors’ reimbursement funding rates. Legislation can significantly alter overall government reimbursement for nursing home services and such changes, as well as other trends in the long-term care industry, have affected and could adversely affect our customers’ cash flows, resulting in their inability to make payments to us in accordance with agreed-upon payment terms. The climate of legislative uncertainty has posed, and will continue to pose, both risks and opportunities for us: the risks are related to our customers’ cash flows and solvency, while the opportunities are related to our ability to offer our customers cost stability and efficiencies.

Years Ended December 31, 2020 and 2019

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, for the years ended December 31, 2020 and 2019. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial results relate primarily to corporate level transactions and adjustments related to transactions recorded at the reportable segment level which use methods other than generally accepted accounting principles.

	Year Ended December 31,
	2020	2019	% Change
	(in thousands)
Revenues
Housekeeping	$895,267	$909,499	(1.6)%
Dietary	865,036	931,279	(7.1)%
Consolidated	$1,760,303	$1,840,778	(4.4)%

Costs of services provided
Housekeeping	$799,544	$815,326	(1.9)%
Dietary	796,743	888,010	(10.3)%
Corporate and eliminations	(103,970)	(90,459)	14.9%
Consolidated	$1,492,317	$1,612,877	(7.5)%

Selling, general and administrative expense
Corporate	$150,778	$150,022	0.5%

Investment and other income, net
Corporate	$13,352	$10,676	25.1%

Interest expense
Corporate	$(1,374)	$(3,459)	(60.3)%

Income (loss) before income taxes
Housekeeping	$95,723	$94,173	1.6%
Dietary	68,293	43,269	57.8%
Corporate and eliminations	(34,830)	(52,346)	(33.5)%
Consolidated	$129,186	$85,096	51.8%

Income taxes
Corporate	$30,504	$20,515	48.7%

Revenues

Consolidated

Consolidated revenues decreased 4.4% to $1.8 billion for the year ended December 31, 2020 compared to the corresponding period in 2019 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping and Dietary revenues decreased 1.6% and 7.1%, respectively, during the year ended December 31, 2020 compared to the corresponding period in 2019. The reductions in revenue were primarily driven by the termination of several customers due to the Company exiting facilities in conjunction with operator transitions where we have been unable to come to agreeable terms, typically including accelerated payment and stricter credit terms with new operators. Revenue for the year ended December 31, 2020 included $32.3 million of COVID-19 supplemental billings, primarily related to employee pay premiums passed through to customers, offset by temporary decreases in recurring billings as a result of census-driven cost reductions in staffing and purchasing. The full impact that COVID-19 will have on our future revenues is not yet known at this time.

Costs of services provided

Consolidated

Consolidated costs of services provided decreased 7.5% to $1.5 billion for the year ended December 31, 2020 compared to the corresponding period in 2019.

The following table provides a comparison of key indicators we consider when managing the consolidated costs of services provided:

	Year Ended December 31,
Costs of Services Provided - Key Indicators as % of Consolidated Revenue	2020	2019	Change
Bad debt provision	0.5%	1.4%	(0.9)%
Self-insurance costs	1.9%	2.7%	(0.8)%
The decrease in the bad debt provision is related to our current assessment of the collectability of our accounts and notes receivable during the year ended December 31, 2020. Additionally, we incurred higher than normal bad debt expense during the year ended December 31, 2019 due to the out-of-court restructuring of a privately held Northeast based operator. Effective January 1, 2020, the Company adopted a new accounting pronouncement which changed the Company’s procedures for estimating its bad debt provision. Under the new guidance, the Company now records a provision for bad debt based on management’s forecast of expected future credit losses versus the previous impaired loss model. Refer to the Note 1 — Description of Business and Significant Accounting Policies herein for additional information on our adoption of the new accounting standard including our day one adjustment. The decline in our self-insurance costs as a percentage of consolidated revenue was primarily impacted by a favorable $14.0 million adjustment to the Company's self-insurance reserves during 2020 after considering our updated actuarial estimates for projected incurred losses on past claims as compared to the $2.1 million favorable adjustment recorded in 2019.

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues, decreased to 89.3% for the year ended December 31, 2020 from 89.6% in the corresponding period in 2019. Costs of services provided for Dietary, as a percentage of Dietary revenues, decreased to 92.1% for the year ended December 31, 2020 from 95.4% in the corresponding period in 2019.

The following table provides a comparison of the key indicators we consider when managing costs of services provided at the segment level, as a percentage of the respective segment’s revenues:

	Year Ended December 31,
Costs of Services Provided - Key Indicators as % of Segment Revenue	2020	2019	Change
Housekeeping labor and other labor-related costs	80.5%	80.2%	0.3%
Housekeeping supplies	6.9%	7.4%	(0.5)%
Dietary labor and other labor-related costs	63.7%	63.6%	0.1%
Dietary supplies	26.5%	29.3%	(2.8)%

Variations within these key indicators relate to the provision of services at new facilities and changes in the mix of customers for whom we provide supplies or do not provide supplies. Management focuses on building efficiencies and managing labor and other costs at the facility level, as well as managing supply chain costs, for new and existing facilities. The decline in dietary supplies spend as a percentage of dietary revenues was driven by the mix of business where we no longer provide all dining department supplies, declining census as well as management of food-spend costs.

Consolidated Selling, General and Administrative Expense

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under our deferred compensation liability. These investments represent the amounts held on behalf of the participating employees as changes in the value of these investments affect the amount of our deferred compensation liability. Gains on the plan investments during the years ended December 31, 2020 and 2019 increased our total selling, general and administrative expense for these periods. During the year ended December 31, 2020, we incurred an increase to certain costs related to COVID-19, however such costs were immaterial. There is a possibility for additional increased selling, general and administrative expense related to the pandemic.

Excluding the change in the deferred compensation plan described above, consolidated selling, general and administrative expense decreased $1.1 million or 0.8% for the year ended December 31, 2020 compared to the corresponding period in 2019. The decrease was primarily a result of higher legal and other professional fees incurred during 2019 in connection with the Company's internal investigation related to the SEC's inquiry regarding the Company's earnings per share calculation practices, along with a reduction in travel related expense.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative expense excluding change in deferred compensation liability	$141,578	$142,669	$(1,091)	(0.8)%
Gain on deferred compensation plan investments	9,200	7,353	1,847	25.1%
Selling, general and administrative expense	$150,778	$150,022	$756	0.5%

Consolidated Investment and Interest Income, net

Investment and other income increased 25.1% to $13.4 million for the year ended December 31, 2020 compared to the corresponding 2019 period, primarily due to market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan.

Consolidated Interest Expense

Consolidated interest expense decreased 60.3% to $1.4 million for the year ended December 31, 2020 compared to the corresponding 2019 period due to strong cash flows from operations which necessitated fewer interquarter borrowings. Cash flows from operations increased 132% to $217.2 million for the year ended December 31, 2020 primarily driven by a $46.6 million increase related to the deferral of payroll taxes under the CARES Act and a $75.7 million increase in collections on outstanding accounts and notes receivable as compared to the year ended December 31, 2019.

Consolidated Income Taxes

Our effective tax rate was 23.6% for the year ended December 31, 2020 compared to 24.1% in 2019.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts (the "Allowance") is established at the origination of an account or note receivable in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification subtopic 326 Credit Losses - Measurement of Credit Losses on Financial Instruments ("ASC 326"). ASC 326 was adopted by the Company prospectively as of January 1, 2020.

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

The Allowance is evaluated quarterly based upon our financial models which consider historical collections experience, current market conditions, government funding of Medicare and Medicaid, and reasonable and supportable economic forecasts to estimate lifetime expected credit losses. Portions of the Allowance are inherently more sensitive to fluctuations in management's assumptions than others, particularly any adjustments made to reflect reasonable and supportable economic forecasts. Such qualitative assessments would be expected to have a greater effect on aged accounts receivable and notes receivable as compared to current receivables. Due to the prospective nature of the Allowance under ASC 326, Management continues to review our portfolio of accounts and notes receivable and any estimate of credit losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

We have had varying collections experience with respect to our accounts and notes receivable. We have at times elected to extend the period of payment for certain customers beyond contractual terms. Such customers include those who have terminated service agreements and slow payers experiencing financial difficulties. In making credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider customer-specific risks as well as the general collection risks associated with trends in the long-term care industry. We establish credit limits through our payment terms, perform ongoing credit evaluations, and monitor accounts to minimize the risk of loss.

Despite our efforts to minimize credit risk exposure, our customers could be adversely affected if future industry trends, as more fully discussed under "Liquidity and Capital Resources" below, and in this Annual Report on Form 10-K in Part I under "Government Regulation of Customers," "Service Agreements and Collections" and “Risk Factors” change in such a manner as to negatively impact the cash flows of our customers. If our customers experience a negative impact in their cash flows, it could have a material adverse effect on our results of operations and financial condition.

Accrued Insurance Claims

We currently have a Paid Loss Retrospective Insurance Plan for general liability, workers’ compensation insurance and other self-insurance programs, which comprise approximately 27.1% of our liabilities at December 31, 2020. Under our insurance plans predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost. Our accounting for this plan utilizes current valuations from a third party actuary, which include assumptions based on data such as historical claims and pay-out experience, demographic factors, industry trends, severity factors, and other actuarial calculations. In the event that our claims experience and/or industry trends result in an unfavorable change in our assumptions or outcomes, it would have an adverse effect on our results of operations and financial condition. Recently, our claims experiences have been favorable, as a result of our ongoing initiative to promote safety and accident prevention in the workplace, as well as proactive management of workers’ compensation claims.

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

A summary of the changes in our total self-insurance liability is as follows:

	2020	2019	2018
	(in thousands)
Accrued insurance claims - January 1,	$87,622	$79,600	$84,699
Claim payments	(30,828)	(35,834)	(34,901)
Reserve accruals:
Current year accruals	39,638	45,934	45,478
Changes to the provision for prior year claims	(14,004)	(2,078)	(15,676)
Change in accrued insurance claims	(5,194)	8,022	(5,099)
Accrued insurance claims - December 31,	$82,428	$87,622	$79,600

Liquidity and Capital Resources

Cash generated through operations is our primary source of liquidity. At December 31, 2020, we had cash, cash equivalents and marketable securities of $264.3 million and working capital of $410.1 million, compared to December 31, 2019 cash, cash equivalents and marketable securities of $118.0 million and working capital of $367.1 million. Our current ratio was 3.5 to 1 at December 31, 2020 versus 3.5 to 1 at December 31, 2019. Marketable securities represent fixed income investments that are highly liquid and can be readily purchased or sold through established markets. Such securities are held by HCSG Insurance to satisfy capital requirements of the state regulator related to captive insurance companies. Through December 31, 2020, the pandemic has not negatively impacted the Company’s liquidity position as of such date.

For the year ended December 31, 2020 and 2019, our cash flows were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash provided by operating activities	$217,213	$93,581	$80,031
Net cash used in investing activities	$(36,845)	$(16,457)	$(9,586)
Net cash used in financing activities	$(68,367)	$(75,820)	$(53,977)

Operating Activities

Our primary sources of cash from operating activities are the revenues generated from our Housekeeping and Dietary services. Our primary uses of cash from operating activities are the funding of our payroll and other personnel-related costs, as well as the costs of supplies used in providing our services. For the year ended December 31, 2020 cash flow from operations included a $46.6 million increase related to the deferral of payroll taxes under the CARES Act which are payable over two equal installments in December 2021 and 2022. Such deferral, along with the timing of cash receipts and cash payments, are the primary drivers of the period-over-period changes in net cash provided by operating activities.

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

Financing Activities

The primary use of cash for financing activities is the payment of dividends. We have paid regular quarterly cash dividends since the second quarter of 2003. During 2020, we paid regular quarterly cash dividends to shareholders totaling $60.7 million as follows:

	Quarter Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(amounts in thousands, except per share data)
Cash dividend per common share	$0.20500	$0.20375	$0.20250	$0.20125
Total cash dividends paid	$15,322	$15,222	$15,128	$15,033
Record date	November 20, 2020	August 21, 2020	May 22, 2020	February 28, 2020
Payment date	December 24, 2020	September 25, 2020	June 26, 2020	March 27, 2020

Additionally, on February 9, 2021, our Board of Directors declared a regular quarterly cash dividend of $0.20625 per common share, which will be paid on March 26, 2021 to shareholders of record as of the close of business on February 26, 2021.

The dividends paid to shareholders during the year ended December 31, 2020 were funded by cash generated from operations. Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or regarding the amount of future dividend payments, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

The primary source of cash from financing activities is the net borrowings under our bank line of credit. We borrow for general corporate purposes as needed throughout the year.

We remain authorized to repurchase 1.6 million shares of our Common Stock pursuant to previous Board of Directors’ authorization. During the year ended December 31, 2020 and 2019, we repurchased our Common Stock as part of the dividend reinvestment related to treasury shares held within the Deferred Compensation Plan. The number of shares and value of shares repurchased were immaterial for the years ended December 31, 2020 and 2019.

Contractual Obligations

Our future contractual obligations and commitments at December 31, 2020 primarily consist of minimum lease payments on our operating lease agreements as discussed within Note 9 — Lease Commitments. As of December 31, 2020, the Company had no other minimum purchase or capital expenditure commitments pertaining to our daily operations or existing financing arrangements.

Line of Credit

At December 31, 2020, we had a $475 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a floating rate, based on our leverage ratio, and starting at LIBOR plus 115 basis points (or if LIBOR becomes unavailable, the higher of the Overnight Bank Funding Rate, plus 50 basis points and the Prime Rate). At December 31, 2020, there were no borrowings under the line of credit.

The line of credit requires us to satisfy two financial covenants. The covenants and their respective status at December 31, 2020 were as follows:

Covenant Descriptions and Requirements	As of December 31, 2020
Funded debt [1] to EBITDA [2] ratio: less than 3.50 to 1.00	0.19
EBITDA[2] to Interest Expense ratio: not less than 3.00 to 1.00	106.82
1.All indebtedness for borrowed money including, but not limited to, reimbursement obligations in respect of letters of credit and guarantees of any such indebtedness.
2.Net income plus interest expense, income tax expense, depreciation, amortization, share compensation expense and extraordinary non-recurring losses/gains.

As noted above, we were in compliance with our financial covenants at December 31, 2020 and we expect to remain in compliance. The line of credit expires on December 21, 2023. We believe that our existing capacity under the line of credit and our favorable operating cash flows provide adequate liquidity to fund our operations for the next twelve months following the date of this report, inclusive of the potential impact of COVID-19.

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

At December 31, 2020, we also had outstanding $62.9 million in irrevocable standby letters of credit, which relate to payment obligations under our insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $62.9 million to $412.1 million at December 31, 2020. On January 2, 2021 the letters of credit were renewed and expire on January 4, 2022.

Accounts and Notes Receivable

Decisions to grant or to extend credit to customers are made on a case-by-case basis and based on a number of qualitative and quantitative factors related to the particular customer as well as the general risks associated with operating within the healthcare industry.

Fluctuations in net accounts and notes receivable are attributable to a variety of factors including, but not limited to, the timing of cash receipts from customers, the Company’s assessment of collectability and corresponding provision for bad debt expense and the inception, transition, modification or termination of customer relationships.

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

In order to provide for collections issues and the general risk associated with the granting of credit terms, we recorded a bad debt provision (in an Allowance for Doubtful Accounts) of $9.6 million, $25.5 million and $51.4 million in the years ended December 31, 2020, 2019 and 2018, respectively. As a percentage of total revenues, these provisions represented approximately 0.5%, 1.4% and 2.6% for the years ended December 31, 2020, 2019 and 2018, respectively.

Insurance Programs

We self-insure or carry high deductible insurance plans and therefore retain a substantial portion of the risk associated with the expected losses under our general liability and workers compensation programs. Under our insurance plans for general liability and workers’ compensation, predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost. Our accounting for this plan is affected by various uncertainties, such as historical claims, pay-out experience, demographic factors, industry trends, severity factors, and other actuarial assumptions calculated by a third party actuary. Evaluations of our accrued insurance claims estimate as of the balance sheet date are based primarily on current information derived from our actuarial valuation which assists in quantifying and valuing these trends. In the event that our claims experience and/or industry trends result in an unfavorable change resulting from, among other factors, the severity levels of reported claims and medical cost inflation, as compared to historical claim trends, it would have an adverse effect on our results of operations and financial condition.

For general liability and workers’ compensation, we record a reserve for the estimated future cost of claims and related expenses that have been reported but not settled, including an estimate of claims incurred but not reported that are developed as a result of a review of our historical data and open claims, which is based on estimates provided by a third party actuary.

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new customers obtained. Such capital expenditures primarily consist of housekeeping and food service equipment purchases, laundry and linen equipment installations, computer hardware and software, and furniture and fixtures. Our capital expenditures totaled $4.3 million in 2020. Although we have no specific material commitments for capital expenditures through the end of calendar year 2021, we estimate that for 2021 we will have capital expenditures of approximately $4.0 million to $6.0 million. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would seek to obtain necessary capital from such sources as long-term debt or equity financing.

Material Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, other than our irrevocable standby letter of credit previously discussed.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

At December 31, 2020, we had $264.3 million in cash, cash equivalents and marketable securities. The fair value of all of our cash equivalents and marketable securities are determined based on “Level 1” or “Level 2” inputs, which are based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Item 8.   Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Healthcare Services Group, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Healthcare Services Group, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2021 expressed an unqualified opinion.

Change in accounting principle
As discussed in Notes 1 and 8 to the consolidated financial statements, the Company has changed its method of accounting for allowance for doubtful accounts in 2020 due to the adoption of FASB Accounting Standards Codification subtopic 326 Credit Losses – Measurement of Credit Losses on Financial Instruments (“ASC 326”).

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for doubtful accounts, including the impact of ASC 326
As described further in Notes 1 and 8 to the consolidated financial statements, effective January 1, 2020, the Company records an allowance for doubtful accounts against its accounts and notes receivable balances under ASC 326 based on the future expected credit loss. This guidance replaced the Company’s previous method to record the allowance for doubtful accounts under an incurred loss model to estimate future credit losses. This estimate is determined based on internally developed qualitative and quantitative factors derived from the aging of receivables. We identified the estimates used to determine the allowance for doubtful accounts, which includes estimates developed in connection with the Company’s adoption of ASC 326 as a critical audit matter.

The principal considerations for our determination that the allowance for doubtful accounts, including the adoption of ASC 326, is a critical audit matter, includes the high degree of estimation uncertainty and judgment involved in determining the estimate. There is also a high degree of subjectivity in management's assessment of the reasonableness of the allowance for doubtful accounts, specifically the portion of the receivable expected to be collected, which requires a heightened level of auditor judgement in auditing the estimate. Further, variations in this estimate could have a significant impact on the recorded allowance.

Our audit procedures related to the allowance for doubtful accounts and the Company’s adoption of ASC 326 included the following, among others:

•We tested the design and operating effectiveness of controls relating to the allowance for doubtful accounts and the implementation of ASC 326.
•We evaluated the appropriateness of management’s assessment of estimating the allowance for doubtful accounts under ASC 326 and tested management’s analysis of the impact of adopting of ASC 326 on the Company’s consolidated financial statements.
•We obtained the Company’s allowance for doubtful account calculations as of January 1, 2020 (ASC 326 effective date) and December 31, 2020, and tested the reasonableness of management’s estimates and assumptions for a sample of accounts and notes receivable balances by inspecting supporting documentation, such as legal documents and other correspondence used by management in determining their separate risk pools.
•We performed a historical lookback analysis for a sample of accounts and notes receivable balances within each risk pool, examined current and historical collection rates for such balances and compared the historical loss rates against the estimated loss rates within each of the respective risk pools as of January 1, 2020 and December 31, 2020.
•We selected a sample of accounts and notes receivable balances and evaluated the reasonableness of management’s qualitative adjustments against the allowance for doubtful accounts for such balances by obtaining corroborating evidence which supports the adjustments.
•We tested the mathematical accuracy of management’s allowance for doubtful accounts calculation as of January 1, 2020 and December 31, 2020 by recalculating the historical loss rates for each risk pool.

We performed analytical procedures on current and historical collection rates and obtained corroborating evidence for any significant variances.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 1992.

New York, New York
February 25, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Healthcare Services Group, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Healthcare Services Group, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 25, 2021 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

New York, New York
February 25, 2021

Healthcare Services Group, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of December 31,
	2020	2019
ASSETS:
Current assets:
Cash and cash equivalents	$139,330	$27,329
Marketable securities, at fair value	125,012	90,711
Accounts and notes receivable, less allowance for doubtful accounts of $59,906 and $45,726 as of December 31, 2020 and 2019, respectively	255,474	340,930
Inventories and supplies	31,586	36,517
Prepaid expenses and other assets	21,001	20,245
Total current assets	572,403	515,732
Property and equipment, net	26,561	28,820
Goodwill	51,084	51,084
Other intangible assets, less accumulated amortization of $23,466 and $19,300 as of December 31, 2020 and 2019, respectively	18,187	22,353
Notes receivable — long–term portion, less allowance for doubtful accounts of $7,895 and $6,667 as of December 31, 2020 and 2019, respectively	34,417	46,992
Deferred compensation funding, at fair value	46,825	37,247
Deferred income taxes, net	35,554	20,364
Total assets	$785,031	$722,592

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$52,239	$54,418
Accrued payroll and related taxes	70,614	36,413
Other accrued expenses	17,797	16,489
Borrowings under line of credit	—	10,000
Income taxes payable	—	8,075
Accrued insurance claims	21,610	23,256
Total current liabilities	162,260	148,651
Accrued insurance claims — long-term portion	60,818	64,366
Deferred compensation liability	46,827	37,621
Accrued payroll and related taxes - noncurrent	23,302	—
Lease liability — long-term portion	11,363	11,649

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000 shares authorized; 75,798 and 75,557 shares issued, and 74,485 and 74,149 shares outstanding as of December 31, 2020 and 2019, respectively	758	756
Additional paid-in capital	282,206	270,614
Retained earnings	200,893	195,455
Accumulated other comprehensive income, net of taxes	5,563	2,919
Common stock in treasury, at cost, 1,313 and 1,408 shares as of December 31, 2020 and 2019, respectively	(8,959)	(9,439)
Total stockholders’ equity	480,461	460,305
Total liabilities and stockholders’ equity	$785,031	$722,592

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenues	$1,760,303	$1,840,778	$2,002,601
Operating costs and expenses:
Costs of services provided	1,492,317	1,612,877	1,768,162
Selling, general and administrative expense	150,778	150,022	136,603
Other income (expense):
Investment and other income, net	13,352	10,676	5,168
Interest expense	(1,374)	(3,459)	(3,094)
Income before income taxes	129,186	85,096	99,910

Income tax provision	30,504	20,515	16,386
Net income	$98,682	$64,581	$83,524

Per share data:
Basic earnings per common share	$1.32	$0.87	$1.13
Diluted earnings per common share	$1.32	$0.87	$1.12

Weighted average number of common shares outstanding:
Basic	74,696	74,362	74,002
Diluted	74,785	74,590	74,612

Comprehensive income:
Net income	$98,682	$64,581	$83,524
Other comprehensive income:
Unrealized gain (loss) on available-for-sale marketable securities, net of taxes	2,644	2,761	(679)
Total comprehensive income	$101,326	$67,342	$82,845

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$98,682	$64,581	$83,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,268	13,940	9,272
Bad debt provision	9,636	25,480	51,387
Deferred income tax benefit	(5,893)	(684)	(13,013)
Share-based compensation expense	7,872	6,865	5,900
Amortization of premium on marketable securities	1,822	1,434	1,373
Unrealized (gain) loss on deferred compensation fund investments	(9,390)	(7,257)	1,429
Loss on sale of assets	1,335	—	—
Changes in operating assets and liabilities:
Accounts and notes receivable	46,158	(29,532)	(44,363)
Inventories and supplies	4,931	4,765	950
Prepaid expenses and other assets	(756)	3,480	1,054
Deferred compensation funding	(52)	(738)	(1,536)
Accounts payable and other accrued expenses	(7,250)	(9,532)	(9,144)
Accrued payroll, accrued and withheld payroll taxes	59,527	3,517	6,085
Income taxes payable	(8,075)	7,845	(5,099)
Accrued insurance claims	(5,194)	8,482	450
Deferred compensation liability	9,592	935	(8,238)
Net cash provided by operating activities	217,213	93,581	80,031
Cash flows from investing activities:
Disposals of fixed assets	274	199	640
Additions to property and equipment	(4,341)	(4,368)	(4,940)
Purchases of marketable securities	(39,047)	(33,544)	(14,297)
Sales of marketable securities	6,269	21,256	9,011
Net cash used in investing activities	(36,845)	(16,457)	(9,586)
Cash flows from financing activities:
Dividends paid	(60,705)	(58,951)	(57,201)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	93	90	89
Proceeds from the exercise of stock options	2,920	3,628	8,801
Repayments of short-term borrowings, net	(10,000)	(20,000)	(5,382)
Payments of statutory withholding on net issuance of restricted stock units	(675)	(587)	(284)
Net cash used in financing activities	(68,367)	(75,820)	(53,977)
Net change in cash and cash equivalents	112,001	1,304	16,468
Cash and cash equivalents at beginning of the period	27,329	26,025	9,557
Cash and cash equivalents at end of the period	$139,330	$27,329	$26,025
Supplementary cash flow information:
Cash paid for interest	$1,374	$3,459	$3,094
Cash paid for income taxes, net of refunds	$44,865	$20,026	$37,680
Contingent shares settled pursuant to acquisition	$—	$1,012	$2,291

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2017	74,960	$750	$244,363	$837	$163,860	$(9,858)	$399,952
Comprehensive income:
Net income for the period	—	—	—	—	83,524	—	83,524
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(679)	—	—	(679)
Comprehensive income for the period	—	—	—	—	—	—	$82,845
Exercise of stock options and other share-based compensation, net of shares tendered for payment	380	3	8,514	—	—	—	8,517
Share-based expense	—	—	5,580	—	—	—	5,580
Treasury shares issued for Deferred Compensation Plan funding	—	—	519	—	—	(165)	354
Shares issued pursuant to Employee Stock Plan	—	—	2,475	—	—	346	2,821
Dividends paid and accrued, $0.78 per share	—	—	—	—	(57,361)	—	(57,361)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	75	—	—	14	89
Contingent shares settled pursuant to acquisition	—	—	(2,291)	—	—	—	(2,291)
Other	4	—	205	—	69	—	274
Balance, December 31, 2018	75,344	$753	$259,440	$158	$190,092	$(9,663)	$440,780
Comprehensive income:
Net income for the period	—	—	—	—	64,581	—	64,581
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	2,761	—	—	2,761
Comprehensive income for the period							$67,342
Exercise of stock options and other share-based compensation, net of shares tendered for payment	207	3	3,625	—	—	—	3,628
Payment of statutory withholding on issuance of restricted stock and restricted stock units	—	—	(587)	—	—	—	(587)
Share-based expense	—	—	6,590	—	—	—	6,590
Treasury shares issued for Deferred Compensation Plan funding	—	—	535	—	—	(147)	388
Shares issued pursuant to Employee Stock Plan	—	—	1,781	—	—	349	2,130
Dividends paid and accrued, $0.80 per share	—	—	—	—	(59,218)	—	(59,218)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	68	—	—	22	90
Contingent shares settled pursuant to acquisition	—	—	(1,012)	—	—	—	(1,012)
Other	6	—	174	—	—	—	174
Balance, December 31, 2019	75,557	$756	$270,614	$2,919	$195,455	$(9,439)	$460,305
Adjustment to adopt credit-loss guidance[1]	—	—	—	—	(32,099)	—	(32,099)
Balance, January 1, 2020	75,557	$756	$270,614	$2,919	$163,356	$(9,439)	$428,206
Comprehensive income:
Net income for the period	—	—	—	—	98,682	—	98,682
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	2,644	—	—	2,644
Comprehensive income for the period							$101,326
Exercise of stock options and other share-based compensation, net of shares tendered for payment	235	2	2,918	—	—	—	2,920
Payment of statutory withholding on issuance of restricted stock and restricted stock units	—	—	(675)	—	—	—	(675)
Share-based expense	—	—	7,329	—	—	—	7,329
Treasury shares issued for Deferred Compensation Plan funding	—	—	438	—	—	(53)	385
Shares issued pursuant to Employee Stock Plan	—	—	1,329	—	—	506	1,835
Dividends paid and accrued, $0.82 per share	—	—	—	—	(61,145)	—	(61,145)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	66	—	—	27	93
Other	6	—	187	—	—	—	187
Balance, December 31, 2020	75,798	$758	$282,206	$5,563	$200,893	$(8,959)	$480,461

1.See Note 8 — Allowance for Doubtful Accounts herein regarding the new credit-loss guidance

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2020, 2019 and 2018

Note 1 — Description of Business and Significant Accounting Policies

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

The Company provides services primarily pursuant to full service agreements with its customers. In such agreements, the Company is responsible for the day-to-day management of employees located at the customers’ facilities, as well as for the provision of certain supplies. The Company also provides services on the basis of management-only agreements for a limited number of customers. In a management-only agreement, the Company provides management and supervisory services while the customer facility retains payroll responsibility for the non-supervisory staff. The agreements with customers typically provide for a renewable one year service term, cancellable by either party upon 30 to 90 days’ notice after an initial period of 60 to 120 days.

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

Principles of Consolidation

The financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the SEC, specifically Regulation S-X and the instructions to Form 10-K. Unless otherwise indicated, all references to years are to the Company's fiscal year, which ends on December 31.

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

See Note 6 — Fair Value Measurements for the fair value hierarchy table and for details on the measurement of fair value for assets and liabilities.

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

Investments in Marketable Securities

Marketable securities are defined as fixed income investments which are highly liquid and can be readily purchased or sold through established markets. As of December 31, 2020 and 2019, the Company had marketable securities of $125.0 million and $90.7 million, respectively, comprised primarily of tax-exempt municipal bonds. These investments are accounted for as available-for-sale securities and are reported at fair value on the consolidated balance sheets. For the years ended December 31, 2020 and 2019, $2.6 million and $2.8 million of unrealized gains related to these investments were recorded in other comprehensive income, respectively. For the year ended December 31, 2018, $0.8 million of unrealized losses related to these marketable securities were recorded in other comprehensive income. Unrealized gains and losses are recorded net of income taxes.

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

The Company periodically reviews the investments in marketable securities for credit impairment when an investment's fair value declines below the amortized cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of December 31, 2020, management believes that the recorded value of the Company’s investments in marketable securities was recoverable in all material respects. See Note 6 — Fair Value Measurements for credit impairment considerations.

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

Notes receivable are initially recorded when accounts receivable are transferred into a promissory note and are recorded as an alternative to accounts receivable to memorialize an unqualified promise to pay a specific sum, typically with interest, in accordance with a defined payment schedule. The Company’s payment terms with customers on promissory notes can vary based on several factors and the circumstances of each promissory note, however typically promissory notes mature over a 1 to 3 year period. Similar to accounts receivable, each reporting period the Company evaluates the collectability of outstanding notes receivable balances and records an allowance for doubtful accounts representing an estimate of future expected credit losses.

Refer to Note 7 — Accounts and Notes Receivable herein for further information.

Allowance for Doubtful Accounts

The guidance under the FASB Accounting Standards Codification subtopic 326 Credit Losses - Measurement of Credit Losses on Financial Instruments ("ASC 326") became effective and was adopted by the Company prospectively as of January 1, 2020. In adopting ASC 326, the Company replaced its previous incurred loss impairment model for estimating credit losses on accounts and notes receivables for its reporting of quarterly and annual financial results with an expected loss model prepared in accordance with ASC 326. While the incurred loss impairment model had the Company recognize credit losses when it was probable that a loss had been incurred, ASC 326 requires the Company to estimate the lifetime expected credit losses on such instruments and to record an allowance to offset the receivables. ASC 326 requires the recognition of credit losses that are expected based on existing accounts and notes receivable as compared to the incurred loss approach. Accordingly, credit losses under ASC 326 generally are recognized earlier in the life cycle of a receivable than under the Company’s previous incurred loss model. Modeling must be prepared after considering historical experience, current conditions, and reasonable and supportable economic forecasts to estimate lifetime expected credit losses. Under the previous incurred loss impairment model, credit losses were recognized when Management determined that it was more likely than not that a loss had been incurred and such loss was estimable.

Refer to Note 8 — Allowance for Doubtful Accounts herein for further information.

The cumulative effect of initially applying the new ASC 326 guidance to the consolidated financial statements on January 1, 2020 was as follows:

Consolidated Statement of Financial Position	December 31, 2019	Cumulative Impact from Adopting ASC 326 Guidance	January 1, 2020
	(in thousands)
Assets
Short-term accounts and notes receivable, less allowance for doubtful accounts	$340,930	$(41,100)	$299,830
Notes receivable – long–term portion, less allowance for doubtful accounts	$46,992	$(1,136)	$45,856
Allowance for doubtful accounts on short-term accounts and notes receivables	$(45,726)	$(41,100)	$(86,826)
Allowance for doubtful accounts on long-term notes receivables	$(6,667)	$(1,136)	$(7,803)
Deferred income taxes, net	$20,364	$10,137	$30,501
Stockholders’ equity
Retained earnings	$195,455	$(32,099)	$163,356

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

Revenue Recognition

The Company recognizes revenue from contracts with customers when or as the promised goods and services are provided to customers. Revenues are reported net of sales taxes that are collected from customers and remitted to taxing authorities. The amount of revenue recognized by the Company is based on the consideration to which the Company is entitled in exchange for providing the contracted goods and services. Refer to Note 2 — Revenue herein for further information.

Leases

The guidance under FASB Accounting Standards Codification subtopic ASC 842 Leases (“ASC 842”) became effective and was adopted by the Company as of January 1, 2019, by applying a modified retrospective transition approach which resulted in the capitalization of the Company’s existing operating leases as of January 1, 2019. As such, the Company records assets and liabilities on the balance sheet to recognize the rights and obligations arising from leasing arrangements with contractual terms greater than 12 months, as permitted by U.S. GAAP. A leasing arrangement includes any contract which entitles the Company to the right of use of an identified tangible asset where there are no restrictions as to the direct of use of the asset, and the Company obtains substantially all of the economic benefits from the right of use. As of the years ended December 31, 2020 and 2019, the Company was only the lessee of operating lease arrangements.
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

Property and Equipment

Property and equipment, with the exception of those pertaining to leases, are stated at cost, net of accumulated depreciation. Additions, renewals and improvements are capitalized, while maintenance and repair costs are expensed when incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in income. Depreciation is recorded using the straight-line method over the following estimated useful lives: Housekeeping and Dietary equipment — 5 to 7 years; computer hardware and software — 3 to 7 years; and other, consisting of furniture and fixtures, leasehold improvements and vehicles — 5 to 10 years. Depreciation expense on property and equipment for the years ended December 31, 2020, 2019 and 2018 was $10.1 million, $9.7 million and $4.9 million, respectively.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, income tax expense or benefits are recognized for the amount of taxes payable or refundable for the current period. The Company accrues for probable tax obligations as required, based on facts and circumstances in various regulatory environments. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. When appropriate, valuation allowances are recorded to reduce deferred tax assets to amounts for which realization is more likely than not. Deferred tax assets and liabilities are more fully described in Note 13 — Income Taxes.

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

Advertising Costs

Advertising costs are expensed when incurred. Advertising costs were not material for the years ended December 31, 2020, 2019 and 2018.

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

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets are amortized on a straight-line basis over their respective lives. Goodwill represents the excess of cost over the fair value of net assets of acquired businesses. Management reviews the carrying value of goodwill annually during the fourth quarter to assess for impairment, or more often if events or circumstances indicate that the carrying value may exceed its estimated fair value. No impairment loss was recognized on the Company's intangible assets or goodwill during the years ended December 31, 2020, 2019 or 2018.

In 2018, the Company adopted the FASB issued Accounting Standards Update 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 no longer requires the Company to perform a hypothetical purchase price allocation to measure impairment, eliminating "Step 2" of the goodwill impairment test. Instead, impairment is measured using the difference of the carrying amount to the fair value of goodwill on a reporting unit basis.

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

Concentrations of Credit Risk

The Company’s financial instruments that are subject to credit risk are cash and cash equivalents, marketable securities, deferred compensation funding and accounts and notes receivable. At December 31, 2020 and 2019, substantially all of the Company’s cash and cash equivalents and marketable securities were held in one large financial institution located in the United States. The Company’s marketable securities are fixed income investments which are highly liquid and can be readily purchased or sold through established markets.

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

Significant Customers

For the years ended December 31, 2020, 2019 and 2018, Genesis accounted for $258.7 million or 14.7%, $287.8 million or 15.6% and $386.7 million or 19.3% of the Company's consolidated revenues, respectively. On August 10, 2020 as part of Genesis' earnings release, Genesis disclosed significant doubt about its ability to continue as a going concern. Since such announcement, the Company's collection activity from Genesis has been largely unaffected with the Company closely monitoring such Genesis accounts. As of December 31, 2020, the Company had outstanding accounts receivable and notes receivable of $22.5 million and $21.3 million, respectively, from Genesis. Although the Company expects to continue its relationship with Genesis, there can be no assurance thereof. The loss of such customer, or a significant reduction in the revenues the Company receives from such customer, could have a material adverse effect on the Company’s results of operations. In addition, if Genesis fails to abide by current payments terms, it could increase the Company’s accounts receivables balance and have a material adverse effect on the Company’s cash flows.

Recent Accounting Pronouncements

Other than the adoption of FASB ASC 326, as discussed within Note 8 — Allowance for Doubtful Accounts, there have been no new accounting pronouncements that have significance, or potential significance, to our Consolidated Financial Statements.

Note 2 — Revenue

The Company presents its consolidated revenues disaggregated by reportable segment, as Management evaluates the nature, amount, timing and uncertainty of the Company’s revenues by segment. Refer to Note 15 — Segment Information herein as well as the information below regarding the Company’s reportable segments.

Housekeeping

Housekeeping accounted for $895.3 million, $909.5 million and $967.6 million of the Company’s consolidated revenues for the years ended December 31, 2020, 2019 and 2018, respectively. The Housekeeping services include managing customers’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the customers’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the customers’ facilities. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

Dietary

Dietary services accounted for $865.0 million, $931.3 million and $1,035.0 million of the Company’s consolidated revenues for the years ended December 31, 2020, 2019 and 2018, respectively. Dietary services consist of managing customers’ dietary departments which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support provided by a District Manager specializing in dietary services. The Company also offers clinical consulting services to facilities which if contracted is a service bundled within the monthly service provided to customers. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate dietitian services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

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

The Company performs services and provides goods in accordance with its contracts with its customers. Such contracts typically provide for a renewable one year service term, cancellable by either party upon 30 to 90 days’ notice, after an initial period of 60 to 120 days. A performance obligation is the unit of account under ASC 606 and is defined as a promise in a contract to transfer a distinct good or service to the customer. The Company’s Housekeeping and Dietary contracts relate to the provision of bundles of goods, services or both, which represent a series of distinct goods and services that are substantially the same and that have the same pattern of transfer to the customer. The Company accounts for the series as a single performance obligation satisfied over time, as the customer simultaneously receives and consumes the benefits of the goods and services provided. Revenue is recognized using the output method, which is based upon the delivery of goods and services to the customers’ facilities. In limited cases, the Company provides goods, services or both, before the execution of a written contract. In these cases, the Company defers the recognition of revenue until a contract is executed. The amount of such deferred revenue was $0.1 million and $0.3 million as of December 31, 2020 and December 31, 2019, respectively. Additionally, substantially all such revenue amounts deferred as of December 31, 2019 were subsequently recognized as revenue during the year ended December 31, 2020.

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

The Company allocates the transaction price to each performance obligation, noting that the bundle of goods, services or goods and services provided under each Housekeeping and Dietary contract represents a single performance obligation that is satisfied over time. The Company recognizes the related revenue when it satisfies the performance obligation by transferring a bundle of promised goods, services or both to a customer. Such recognition is on a monthly or weekly basis, as goods are provided and services are performed. In some cases, the Company requires customers to pay in advance for goods and services to be provided. As of December 31, 2020 and 2019, the value of the contract liabilities associated with customer prepayments was $2.3 million and $2.8 million, respectively. Additionally, all such revenue amounts deferred as of December 31, 2019 were subsequently recognized as revenue during the year ended December 31, 2020.

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

At December 31, 2020, the Company had $449.9 million related to performance obligations that were unsatisfied or partially unsatisfied for which the Company expects to recognize revenue. The Company expects to recognize revenue on approximately 31.6% of the remaining performance obligations over the next 12 months, with the balance to be recognized thereafter. These amounts exclude variable consideration primarily related to performance obligations that consists of a series of distinct service periods with revenues based on future performance that cannot be estimated at contract inception. The Company also has elected to apply the practical expedient that permits exclusion of information about the remaining performance obligations with original expected durations of one year or less.

Note 3 — Changes in Accumulated Other Comprehensive Income by Component

For the years ended December 31, 2020, 2019 and 2018, the Company's accumulated other comprehensive income consisted of unrealized gains and losses from the Company’s available-for-sale marketable securities. The following tables provide a summary of the changes in accumulated other comprehensive income, net of taxes:

	Unrealized Gains and (Losses) on Available-for-Sale Securities[1]
	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Accumulated other comprehensive income — beginning balance	$2,919	$158	$837
Other comprehensive income (loss) before reclassifications	2,557	2,848	(844)
Losses (gains) reclassified from other comprehensive income[2]	87	(87)	165
Net current period other comprehensive income (loss)[3]	2,644	2,761	(679)
Accumulated other comprehensive income — ending balance	$5,563	$2,919	$158
1.All amounts are net of tax
2.Realized gains and losses were recorded pre-tax under “Investment and other income” in the Consolidated Statements of Comprehensive Income. For the years ended December 31, 2020 and 2018, the Company recorded $0.1 million and $0.2 million of realized losses from the sale of available-for-sale securities, respectively. For the year ended December 31, 2019, the Company recorded $0.1 million of realized gains from the sale of available-for-sale securities, respectively. Refer to Note 6 — Fair Value Measurements herein for further information.
3.For the years ended December 31, 2020 and 2019, the changes in other comprehensive income were both net of a tax expense of $0.7 million. For the year ended December 31, 2018 the changes in other comprehensive income were net of a tax benefit of $0.1 million.

	Amounts Reclassified from Accumulated Other Comprehensive Income
	2020	2019	2018
	(in thousands)
Year Ended December 31,
(Losses) gains from the sale of available-for-sale securities	$(114)	$111	$(197)
Tax benefit (expense)	27	(24)	32
Net (loss) gain reclassified from accumulated other comprehensive income	$(87)	$87	$(165)

Note 4 — Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded over the estimated useful life of each class of depreciable asset, and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

The following table sets forth the amounts of property and equipment by each class of depreciable asset as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
	(in thousands)
Housekeeping and Dietary equipment	$13,862	$25,219
Computer hardware and software	6,015	12,769
Operating lease — right-of-use assets	26,074	21,176
Other[1]	1,581	1,698
Total property and equipment, at cost	47,532	60,862
Less accumulated depreciation	20,971	32,042
Total property and equipment, net	$26,561	$28,820
1.Includes furniture and fixtures, leasehold improvements and autos and trucks including auto leases.

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $10.1 million, $9.7 million, and $4.9 million, respectively. Of the depreciation expense recorded for the years ended December 31, 2020 and 2019, $5.6 million and $4.9 million related to the depreciation of the Company’s operating lease - right-of-use assets ("ROU Assets"), respectively. For the year ended December 31, 2018, no depreciation expense related to the depreciation of the Company's ROU Assets was recognized as ASC 842 was adopted on January 1, 2019.

Note 5 — Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses. Goodwill is not amortized, but is evaluated for impairment on an annual basis, or more frequently if impairment indicators arise. To date, the Company has not recognized an impairment of its goodwill.

Goodwill by reportable segment, as described in Note 15 — Segment Information, was approximately $42.4 million and $8.7 million for Housekeeping and Dietary, respectively, as of December 31, 2020 and 2019.

Intangible Assets

The Company’s other intangible assets consist of customer relationships which were obtained through acquisitions and are recorded at their fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful lives. The customer relationships have a weighted-average amortization period of approximately 10 years. The gross amount of the Company's intangible assets as of December 31, 2020 and 2019 was $41.7 million.

The following table sets forth the estimated amortization expense for intangibles subject to amortization for 2021, the following four fiscal years and thereafter:

Period/Year	Total Amortization Expense
(in thousands)
2021	$4,165
2022	$4,165
2023	$3,169
2024	$2,035
2025	$2,035
Thereafter	$2,618

Amortization expense for the years ended December 31, 2020, 2019, and 2018 was $4.2 million, $4.2 million and $4.4 million, respectively.

Note 6 — Fair Value Measurements

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

The Company’s marketable securities consist of tax-exempt municipal bonds, which are classified as available-for-sale and are reported at fair value. Unrealized gains and losses associated with these investments are included in other comprehensive income (net of tax) within the Consolidated Statements of Comprehensive Income. The fair value of these marketable securities is classified within Level 2 of the fair value hierarchy, as these securities are measured using quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable. Such valuations are determined by a third-party pricing service. For the years ended December 31, 2020 and 2019, the Company recorded unrealized gains, net of taxes of $2.6 million and $2.8 million on marketable securities, respectively. For the year ended December 31, 2018, the Company recorded an unrealized loss, net of taxes of $0.7 million on marketable securities.

For the years ended December 31, 2020, 2019 and 2018, the Company received total proceeds, less the amount of interest received of $6.3 million, $21.3 million and $9.0 million, respectively, from sales of available-for-sale municipal bonds. For the years ended December 31, 2020 and 2018, these sales resulted in realized losses of $0.1 million and $0.2 million, respectively, and realized gains of $0.1 million for the year ended December 31, 2019. Such gains and losses were recorded in “Investment and other income, net” in the Consolidated Statements of Comprehensive Income. The basis for the sale of these securities was the specific identification of each bond sold during the period.

The investments under the funded deferred compensation plan are accounted for as trading securities and unrealized gains or losses are included in earnings. The fair value of these investments are determined based on quoted market prices (Level 1). For the years ended December 31, 2020 and 2019, the Company recognized unrealized gains of $9.5 million and $7.4 million, respectively, and unrealized losses of $1.3 million for the year ended December 31, 2018 related to equity securities still held at the respective reporting dates.

The following tables provide fair value measurement information for the Company’s marketable securities and deferred compensation fund investments as of December 31, 2020 and December 31, 2019:

	As of December 31, 2020
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$125,012	$125,012	$—	$125,012	$—

Deferred compensation fund
Money Market [1]	$3,006	$3,006	$—	$3,006	$—
Balanced and Lifestyle	10,815	10,815	10,815	—	—
Large Cap Growth	17,223	17,223	17,223	—	—
Small Cap Growth	5,337	5,337	5,337	—	—
Fixed Income	4,850	4,850	4,850	—	—
International	2,250	2,250	2,250	—	—
Mid Cap Growth	3,344	3,344	3,344	—	—
Deferred compensation fund	$46,825	$46,825	$43,819	$3,006	$—

	As of December 31, 2019
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$90,711	$90,711	$—	$90,711	$—

Deferred compensation fund
Money Market [1]	$2,625	$2,625	$—	$2,625	$—
Balanced and Lifestyle	10,294	10,294	10,294	—	—
Large Cap Growth	11,369	11,369	11,369	—	—
Small Cap Growth	4,120	4,120	4,120	—	—
Fixed Income	4,072	4,072	4,072	—	—
International	1,932	1,932	1,932	—	—
Mid Cap Growth	2,835	2,835	2,835	—	—
Deferred compensation fund	$37,247	$37,247	$34,622	$2,625	$—
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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Credit Loss Impairments
	(in thousands)
December 31, 2020
Type of security:
Municipal bonds — available-for-sale	$117,970	$7,043	$(1)	$125,012	$—
Total debt securities	$117,970	$7,043	$(1)	$125,012	$—

December 31, 2019
Type of security:
Municipal bonds — available-for-sale	$87,016	$3,695	$—	$90,711	$—
Total debt securities	$87,016	$3,695	$—	$90,711	$—

December 31, 2018
Type of security:
Municipal bonds — available-for-sale	$76,162	$633	$(433)	$76,362	$—
Total debt securities	$76,162	$633	$(433)	$76,362	$—

The following table summarizes the contractual maturities of debt securities held at December 31, 2020 and December 31, 2019, which are classified as marketable securities in the Consolidated Balance Sheets:

	Municipal Bonds — Available-for-Sale
Contractual maturity:	December 31, 2020	December 31, 2019
	(in thousands)
Maturing in one year or less	$2,927	$876
Maturing in second year through fifth year	26,324	16,071
Maturing in sixth year through tenth year	55,366	38,801
Maturing after ten years	40,395	34,963
Total debt securities	$125,012	$90,711

Note 7 — Accounts and Notes Receivable

The Company’s accounts and notes receivable balances consisted of the following as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
	(in thousands)
Short-term
Accounts and notes receivable	$315,380	$386,656
Allowance for doubtful accounts[1]	(59,906)	(45,726)
Total net short-term accounts and notes receivable	$255,474	$340,930
Long-term
Notes receivable	$42,312	$53,659
Allowance for doubtful accounts[1]	(7,895)	(6,667)
Total net long-term notes receivable	$34,417	$46,992
Total net accounts and notes receivable	$289,891	$387,922
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

Note 8 — Allowance for Doubtful Accounts

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

The guidance in ASC 326 permits entities to make an accounting policy election not to measure an estimate for credit losses on accrued interest if those entities write-off accrued interest deemed uncollectible in a timely manner. The Company follows an income recognition policy on all interest earned on notes receivable. Under such policy the Company accounts for all notes receivable on a non-accrual basis and defers the recognition of any interest income until receipt of cash payments. This policy was established, recognizing the environment of the long-term care industry, and not because such notes receivable are necessarily impaired. Accordingly, the Company does not record a credit loss adjustment for accrued interest. For the year ended December 31, 2020, the Company recognized $1.7 million in interest income from notes receivables.

As part of the Company’s adoption of ASC 326, there are additional disclosures required to be made on a class of financing receivable basis. The following table presents the Company’s two tiers of notes receivable further disaggregated by year of origination, as well as write-off activity for the year ended December 31, 2020:

	Notes Receivable
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(in thousands)
Notes Receivable
Standard notes receivable	$12,592	$10,474	$19,185	$22,566	$28	$1,573	$66,418
Elevated risk notes receivable	$—	$617	$—	$3,969	$—	$1,374	$5,960

Current-period gross write-offs	$—	$—	$1,748	$1,540	$1,970	$67	$5,325
Current-period recoveries	—	—	—	—	—	—	—
Current-period net write-offs	$—	$—	$1,748	$1,540	$1,970	$67	$5,325

The following table provides information as to the status of payment on the Company’s notes receivable which were past due as of December 31, 2020:

	Age Analysis of Past-Due Notes Receivable as of December 31, 2020
	0-90 Days	91 - 180 Days	Greater than 181 Days	Total
	(in thousands)
Notes Receivable
Standard notes receivable	$1,001	$3,794	$3,712	$8,507
Elevated risk notes receivable	253	330	5,377	5,960
	$1,254	$4,124	$9,089	$14,467

The following table provides a summary of the changes in the Company’s allowance for doubtful accounts on a portfolio segment basis for the year ended December 31, 2020:

	Allowance for doubtful accounts
Portfolio Segment:	December 31, 2019	Cumulative effect of ASC 326 adoption[1]	Write-Offs[2]	Bad Debt Expense	December 31, 2020
	(in thousands)
Accounts receivable	$39,903	$36,709	$(31,139)	$5,579	$51,052

Notes receivable
Standard notes receivable	$6,667	$5,236	$(2,238)	$3,593	$13,258
Elevated risk notes receivable	5,823	291	(3,087)	464	3,491
Total notes receivable	$12,490	$5,527	$(5,325)	$4,057	$16,749
Total accounts and notes receivable	$52,393	$42,236	$(36,464)	$9,636	$67,801
1.Represents the pre-tax one-time adjustment to the Company’s 2020 opening retained earnings balance in accordance with the adoption of the CECL accounting guidance.
2.Write-offs are shown net of recoveries. During the year ended December 31, 2020, the Company collected $1.0 million of accounts receivables that were recovered subsequent to being written-off.

Prior to the adoption date, the allowance for doubtful accounts was established when the Company had determined that receivables have been impaired and the Company could reasonably estimate the amount of the incurred loss. The allowance for doubtful accounts was evaluated based on the Company’s ongoing review of accounts and notes receivable and was inherently subjective as it required estimates susceptible to significant revision as more information became available. For the years ended

December 31, 2019 and 2018 the Company recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $25.5 million and $51.4 million, respectively.

Impaired Notes Receivable

Prior to the adoption date, the Company evaluated its notes receivable for impairment quarterly and on an individual customer basis. Notes receivable were generally evaluated for impairment when the respective customers were in bankruptcy, were subject to collections activity or were slow payers that were experiencing financial difficulties. In the event that the evaluation resulted in a determination that a note receivable was impaired, it was valued at the present value of expected future cash flows or at the market value of related collateral. A summary schedules of impaired notes receivable, and the related reserve, for the years ended December 31, 2019 and 2018 was as follows:

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

Note 9 — Lease Commitments

The Company recognizes ROU Assets and Lease Liabilities for automobiles, office buildings, IT equipment, and small storage units for the temporary storage of operational equipment. The Company’s leases have remaining lease terms ranging from less than 1 year to 10 years, and have extension options ranging from 1 year to 5 years. Most leases include the option to terminate the lease within 1 year.

Upon adopting ASC 842, the Company made accounting policy elections using practical expedients offered under the guidance to combine lease and non-lease components within leasing arrangements and to recognize the payments associated with short-term leases in earnings on a straight-line basis over the lease term, with the cost associated with variable lease payments recognized when incurred. These accounting policy elections impact the value of the Company’s ROU Assets and Lease Liabilities. The value of the Company’s ROU Assets is determined as the non-depreciated fair value of its leasing arrangements and is recorded to Property and Equipment, net on the Company’s Consolidated Balance Sheets. The value of the Company’s Lease Liabilities is the present value of fixed lease payments not yet paid, discounted using either the rate implicit in the lease contract if that rate can be determined, or the Company’s incremental borrowing rate ("IBR"). As of December 31, 2020 and 2019, the Company's short-term lease obligations were $5.3 million and $5.2 million, respectively, and are recorded in Other accrued expenses with the remaining balance recognized under the Lease liability — long-term portion captions on the Company’s Consolidated Balance Sheets. Any future lease payments that are not fixed based on the terms of the lease contract, or fluctuate based on a factor other than an index or rate, are considered variable lease payments and are not included in the value of the Company’s ROU Assets or Lease Liabilities. The Company’s IBR is determined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Components of lease expense required by ASC 842 are presented below for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
	(in thousands)
Lease cost
Operating lease cost	$5,381	$4,699
Short-term lease cost	738	830
Variable lease cost	464	591
Total lease cost	$6,583	$6,120

Supplemental information required by ASC 842 is presented below for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
	(dollar amounts in thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,690	$4,908
ROU Assets obtained in exchange for lease obligations[1]	$5,410	21,366
Weighted-average remaining lease term — operating leases	5.4 years	6.2 years
Weighted-average discount rate — operating leases	4.5%	4.7%
1.ROU Assets obtained in exchange for lease obligations for the year ended December 31, 2019 includes the amount initially capitalized in conjunction with the adoption of ASC 842.

During the years ended December 31, 2020 and 2019, the Company’s ROU Assets and Lease Liabilities were reduced by $0.6 million and $0.3 million, respectively due to lease cancellations.

The following is a schedule by calendar year of future minimum lease payments under operating leases that have remaining terms as of December 31, 2020:

Period/Year	Operating Leases
(in thousands)
2021	5,322
2022	4,199
2023	2,329
2024	1,299
2025	1,311
Thereafter	4,204
Total minimum lease payments	$18,664
Less: imputed lease discount	$1,962
Present value of lease liabilities	$16,702

Total expense for all operating leases for the year ended December 31, 2018 was $4.0 million.

Note 10 — Share-Based Compensation

The components of the Company’s shared-based compensation expense for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Stock options	$2,134	$2,623	$2,989
Restricted stock and restricted stock units	5,195	3,967	2,591
Employee Stock Purchase Plan	543	275	320
Total pre-tax share-based compensation expense charged against income[1]	$7,872	$6,865	$5,900

Total recognized tax (deficiency) benefit related to share-based compensation	$(293)	$196	$1,480
1.Share-based compensation expense is recorded in cost of services and selling, general and administrative expense in the Company’s Consolidated Statements of Comprehensive Income.

At December 31, 2020 and 2019, the unrecognized compensation cost related to unvested stock options and awards was $16.7 million and $16.1 million, respectively. The weighted average period over which these awards will vest was approximately 2.6 years as of December 31, 2020 and 2.4 years as of December 31, 2019.

2020 Omnibus Incentive Plan

On May 26, 2020, the Company adopted the 2020 Omnibus Incentive Plan (the "2020 Plan") after approval by the Company's Shareholders. The 2020 Plan provides that current or prospective officers, employees, non-employee directors and advisors can receive share-based awards such as stock options, performance stock units, restricted stock units and other stock awards. The 2020 Plan seeks to encourage profitability and growth of the Company through short-term and long-term incentives that are consistent with the Company's operating objectives.

As of December 31, 2020, there were 5.2 million shares of common stock reserved for issuance under the 2020 Plan, of which, 2.5 million are available for future grant. The amount of shares available for issuance under the 2020 Plan will increase when outstanding awards under the Company's Second Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”) are subsequently forfeited, terminated, lapsed, or satisfied thereunder in cash or property other than shares. No stock award will have a term in excess of 10 years. The Nominating, Compensation and Stock Option Committee of the Board of Directors is responsible for determining the terms of the grants in accordance with the 2020 Plan.

2012 Equity Incentive Plan

The 2012 Plan was replaced by the 2020 Plan on May 26, 2020. Accordingly, no new equity awards will be granted under the 2012 Plan.

Stock Options

A summary of stock options outstanding under the 2020 Plan and the 2012 Plan as of December 31, 2020 and changes during 2020 are as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price
	(in thousands)
December 31, 2019	2,107	$32.99
Granted	215	$24.49
Exercised	(164)	$17.12
Forfeited	(12)	$37.65
Expired	(48)	$32.12
December 31, 2020	2,098	$33.35

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2020, 2019, and 2018 was $4.66, $8.18 and $10.48 per common share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $1.3 million, $5.5 million and $7.8 million, respectively. The total fair value of stock options vested during the years ended December 31, 2020, 2019 and 2018 were $2.6 million, $3.0 million and $3.7 million, respectively.

For the years ended December 31, 2020, 2019 and 2018, the tax benefit realized from stock options exercised were $0.1 million, $0.2 million and $1.0 million, respectively.

The fair value of stock option awards granted in 2020, 2019 and 2018 were estimated on the dates of grant using the Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	1.8%	2.5%	2.1%
Weighted average expected life	6.6 years	5.7 years	5.8 years
Expected volatility	26.5%	22.6%	21.5%
Dividend yield	3.2%	1.9%	1.5%

The following table summarizes other information about the stock options at December 31, 2020:

December 31, 2020
(amounts in thousands, except per share data)
Outstanding:
Aggregate intrinsic value	$2,720
Weighted average remaining contractual life	5.3 years
Exercisable:
Number of options	1,375
Weighted average exercise price	$31.78
Aggregate intrinsic value	$1,944
Weighted average remaining contractual life	4.2 years

Restricted Stock Units and Restricted Stock

The fair value of outstanding restricted stock units and restricted stock was determined based on the market price of the shares on the date of grant. During the years ended December 31, 2020, 2019 and 2018 the Company granted 0.3 million, 0.2 million, and 0.1 million restricted stock units with weighted average grant date fair values of $24.43, $40.49, and $52.06 per unit, respectively. During the years ended December 31, 2020, 2019 and 2018, the Company did not grant any restricted stock.

A summary of the outstanding restricted stock units and restricted stock as of December 31, 2019 and changes during the year ended December 31, 2020 is as follows:

	Restricted Stock Units and Restricted Stock
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2019	362	$43.24
Granted	309	$24.43
Vested	(94)	$42.40
Forfeited	(16)	$32.54
December 31, 2020	561	$33.31

The weighted average remaining vesting period for the unvested restricted stock units and restricted stock is 3.2 years.

The weighted average grant-date fair values and total fair values of restricted stock units and restricted stock vested during 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except per share data)
Weighted average grant-date fair value of restricted stock units granted	$24.43	$40.49	$52.06
Total fair value of restricted stock units and restricted shares vested	$2,287	$2,399	$1,822

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

Under the ESPP, the Company is authorized to issue up to 4.1 million shares of its common stock to its employees. Pursuant to such authorization, there are 2.1 million shares available for future grant at December 31, 2020. Under the terms of the ESPP, participants may contribute through payroll deductions up to $21,250 (85% of IRS limitation) of their compensation toward the purchase of the Company’s Common Stock. No employee may purchase Common Stock which exceeds $25,000 in fair market value (determined on the option date) for each calendar year. The option price per share is equal to the lower of 85% of the fair market price on the first day of the offering period, or 85% of the fair market price on the last day of the offering period.

The following table summarizes information about the Company's ESPP annual offerings for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except per share data)
Common shares purchased	73	75	53
Per common share purchase price	$20.67	$20.67	$34.15

Deferred Compensation Plan

The Company offers a Supplemental Executive Retirement Plan (“SERP”) for executives and certain key employees. The SERP is not qualified under Section 401 of the Internal Revenue Code. The SERP allows participants to defer up to 25% of their earned income on a pre-tax basis and as of the last day of each plan year, each participant will be credited with a 25% match of up to 15% of their deferral in the form of the Company’s common stock based on the then-current market value. SERP participants fully vest in the Company's matching contribution three years from the first day of the initial year of participation. The income deferred and the matching contributions are unsecured and subject to the claims of the Company's general creditors.

Under the SERP, the Company is authorized to issue 1.0 million shares of its common stock to its employees. Pursuant to such authorization, the Company has 0.3 million shares available for future grant at December 31, 2020. At the time of issuance, such shares are accounted for at cost as treasury stock. At December 31, 2020, approximately 0.3 million of such shares are vested and remain in the respective active participants' accounts with the trustee.

The following table summarizes information about the SERP during the plan years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
SERP expense [1]	$512	$539	$547
Treasury shares issued to fund SERP expense[2]	18	22	14
Year end SERP trust account balance[3]	$54,729	$43,952	$39,766
Unrealized gain (loss) recorded in SERP liability account	$9,200	$7,353	$(1,469)
1.Both the SERP match and the deferrals are included in the selling, general and administrative caption in the Consolidated Statements of Comprehensive Income.
2.Shares related to the SERP match for each year are funded at the beginning of the subsequent year.
3.SERP trust account investments are recorded at their fair value which is based on quoted market prices. Differences between such amounts in the table above and the deferred compensation funding asset reported on the Consolidated Balance Sheets represent the value of Company Common Stock held in the Plan participants' trust accounts and reported by the Company as treasury stock in the Consolidated Balance Sheets.

Note 11 — Other Employee Benefit Plans

Retirement Savings Plan

Since October 1, 1999, the Company has had a retirement savings plan for eligible employees (the “RSP”) under Section 401(k) of the Internal Revenue Code. The RSP allows eligible employees to contribute up to 15% of their eligible compensation on a pre-tax basis.

Note 12 — Dividends

The Company has paid regular quarterly cash dividends since the second quarter of 2003. During the year ended December 31, 2020, the Company paid regular quarterly cash dividends totaling approximately $60.7 million as follows:

	Quarter Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(amounts in thousands, except per share data)
Cash dividend per common share	$0.20500	$0.20375	$0.20250	$0.20125
Total cash dividends paid	$15,322	$15,222	$15,128	$15,033
Record date	November 20, 2020	August 21, 2020	May 22, 2020	February 28, 2020
Payment date	December 24, 2020	September 25, 2020	June 26, 2020	March 27, 2020

Cash dividends declared on the Company's outstanding weighted average number of basic common shares for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
Cash dividends declared per common share	$0.81750	$0.79750	$0.77750

Note 13 — Income Taxes

The following table summarizes the provision for income taxes:

	Year Ended December 31,
	2020	2019	2018
	(amounts in thousands)
Current:
Federal	$28,833	$15,041	$23,407
State	7,564	6,158	5,992
	$36,397	$21,199	$29,399
Deferred:
Federal	$(4,903)	$(824)	$(9,526)
State	(990)	140	(3,487)
	$(5,893)	$(684)	$(13,013)

Tax provision	$30,504	$20,515	$16,386

Deferred income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax basis of assets and liabilities.

Significant components of the Company’s federal and state deferred tax asset and liability balances were as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$16,672	$13,376
Deferred compensation	8,239	8,074
Deferred payroll taxes under the CARES Act	11,914	—
Accrued insurance claims	5,189	4,902
Non-deductible reserves	309	489
Leases	181	—
Other	1,466	1,641
	$43,970	$28,482
Deferred tax liabilities:
Expensing of housekeeping supplies	$(3,322)	$(3,796)
Amortization of intangibles	(574)	(218)
Depreciation of property and equipment	(1,725)	(1,969)
Leases	—	(96)
Other	(2,795)	(2,039)
	$(8,416)	$(8,118)

Net deferred tax assets	$35,554	$20,364

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

The table below provides a reconciliation between the tax expense computed by applying the statutory federal income tax rate to income before income taxes and the provision for income taxes:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Income tax expense computed at statutory rate	$27,129	$17,872	$20,981
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	4,985	4,902	1,936
Federal jobs credits	(3,089)	(3,164)	(5,006)
Tax exempt interest	(323)	(399)	(384)
Share-based compensation	1,323	298	(1,179)
Other, net	479	1,006	38
Income tax expense	$30,504	$20,515	$16,386

The Company performs an evaluation each period of its tax positions taken and expected to be taken in tax returns. The evaluation is performed on positions relating to tax years that remain subject to examination by major tax jurisdictions, the earliest of which is the tax year ended December 31, 2015. Based on the evaluation, the Company concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Therefore, the table reporting on the change in the liability for unrecognized tax benefits during the years ended December 31, 2020 and 2019 is omitted as there is no activity to report in such account for the years ended December 31, 2020 or 2019.

Note 14 — Related Party Transactions

For the years ended December 31, 2020, 2019 and 2018, the Company did not have any related party transactions.

Note 15 — Segment Information

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

All revenues and net income are earned in the United States.

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Revenues[1]
Housekeeping	$895,267	$909,499	$967,606
Dietary	865,036	931,279	1,034,995
Consolidated	$1,760,303	$1,840,778	$2,002,601

Income before income taxes
Housekeeping	$95,723	$94,173	$105,904
Dietary	68,293	43,269	60,562
Corporate[2]	(34,830)	(52,346)	(66,556)
Consolidated	$129,186	$85,096	$99,910

Depreciation and amortization
Housekeeping	$5,722	$5,945	$6,315
Dietary	2,394	2,422	2,433
Corporate	6,152	5,573	524
Consolidated	$14,268	$13,940	$9,272

Total assets
Housekeeping	$214,500	$265,096	$291,117
Dietary	174,866	236,075	235,183
Corporate[3]	395,665	221,421	166,303
Consolidated	$785,031	$722,592	$692,603

Capital expenditures
Housekeeping	$3,710	$3,188	$3,996
Dietary	393	68	690
Corporate	238	1,112	254
Consolidated	$4,341	$4,368	$4,940

1.For the years ended December 31, 2020 and 2019, both the Housekeeping and Dietary segments earned revenue from several significant customers, although Genesis was the only customer to contribute for more than 10% of consolidated revenue. For the years ended December 31, 2020, 2019 and 2018, Genesis accounted for $258.7 million or 14.7%, $287.8 million or 15.6% and $386.7 million or 19.3% of the Company's consolidated revenues, respectively.
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

Note 16 — Earnings Per Common Share

Basic and diluted earnings per common share are computed by dividing net income by the weighted-average number of basic and diluted common shares outstanding, respectively. The weighted-average number of diluted common shares includes the impact of dilutive securities, including outstanding stock options and unvested restricted stock and restricted stock units. The table below reconciles the weighted-average basic and diluted common shares outstanding for 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Weighted average number of common shares outstanding - basic	74,696	74,362	74,002
Effect of dilutive securities [1]	89	228	610
Weighted average number of common shares outstanding - diluted	74,785	74,590	74,612
1.Certain outstanding equity awards are anti-dilutive and therefore were excluded from the calculation of the weighted average number of diluted common shares outstanding.

Anti-dilutive outstanding equity awards under share-based compensation plans were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Anti-dilutive	2,121	1,682	659

Note 17 — Contractual Obligations and Other Contingencies

Line of Credit

At December 31, 2020, the Company had a $475 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a float rate, based on the Company’s leverage ratio, and starting at LIBOR plus 115 basis points (or if LIBOR becomes unavailable, the higher of the Overnight Bank Funding Rate, plus 50 basis points and the Prime Rate). As of December 31, 2020 there were no borrowings under the line of credit. As of December 31, 2019 there were $10.0 million in borrowings under the line of credit. The line of credit requires the Company to satisfy two financial covenants, with which the Company is in compliance as of December 31, 2020. The line of credit expires on December 21, 2023.

At December 31, 2020, the Company also had outstanding $62.9 million in irrevocable standby letters of credit, which relate to payment obligations under the Company’s insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $62.9 million to $412.1 million at December 31, 2020. On January 2, 2021 the letters of credit were renewed and expire on January 4, 2022.

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

The Company and the SEC have recently commenced discussions regarding a potential resolution of the investigation, which focuses on periods prior to 2018. As discussions regarding a potential resolution with the SEC are ongoing, Mr. John C. Shea, the Company’s Chief Financial Officer, has notified the Company that he is taking a temporary leave of absence from his duties, with effect from February 9, 2021. On February 9, 2021, the Board of Directors of the Company appointed Mr. Andrew Brophy as the Company’s Acting Principal Accounting Officer with immediate effect. Mr. Brophy has served as the Company’s Director of Accounting since November 2020 and SEC Reporting Manager since January 2018.

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

Note 18 — Accrued Insurance Claims

The Company currently has a Paid Loss Retrospective Insurance Plan for general liability, workers’ compensation insurance and other self-insurance programs, which comprised approximately 27.1% and 33.4% of the Company’s liabilities at December 31, 2020 and 2019, respectively. The decline in our self-insurance liabilities was primarily impacted by a favorable $14.0 million adjustment to the Company's self-insurance reserves during 2020 after considering our updated actuarial estimates for projected incurred losses on past claims as compared to the $2.1 million favorable adjustment recorded in 2019. Under the Company’s insurance plans, predetermined loss limits are arranged with the Company’s insurance company to limit both per occurrence cash outlay and annual insurance plan cost. The Company’s accounting for this plan utilizes current valuations from a third party actuary, which include assumptions based on data such as historical claims, pay-out experience, demographic factors, industry trends, severity factors, and other actuarial calculations. In the event that the Company’s claims experience and/or industry trends result in an unfavorable change in the assumptions or outcomes, it would have an adverse effect on the Company’s results of operations and financial condition.

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

Note 19 — Subsequent Events

The Company evaluated all subsequent events through the filing date of this Annual Report on Form 10-K. There were no events or transactions occurring during this subsequent reporting period which require recognition or additional disclosure in these financial statements.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with Securities Exchange Act Rules 13a-15 and 15a-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Acting Principal Accounting Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Acting Principal Accounting Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange commission, and (2) accumulated and communicated to our management, including the Company's Chief Executive Officer and Acting Principal Accounting Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of the Company's management, including the Company's principal executive and principal financial officers, management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company's management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Audit Report on internal Controls Over Financial Reporting of the Registered Public Accounting Firm

Grant Thornton LLP, the Company’s independent registered public accounting firm has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of the Company's internal control over financial reporting as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Solely for purposes of signing and providing the certifications required under this Form 10-K, Mr. Andrew Brophy our Acting Principal Accounting Officer was appointed our principal financial officer.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The information regarding directors and executive officers is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to its shareholders in connection with its 2021 Annual Meeting of Shareholders and to be filed within 120 days of the close of the year ended December 31, 2020.

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

Item 11.   Executive Compensation.

The information regarding executive compensation is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to shareholders in connection with its 2021 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2020.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to shareholders in connection with its 2021 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ending December 31, 2020.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information regarding certain relationships and related transactions, and director independence is incorporated herein by reference to the Company’s definitive proxy statement mailed to shareholders in connection with its 2021 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2020.

Item 14.   Principal Accountant Fees and Services.

The information regarding principal accountant fees and services is incorporated herein by reference to the Company’s definitive proxy statement mailed to shareholders in connection with its 2021 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2020.

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

(b) See Item 15(a)(3) above.

(c) See Item 15(a)(2) above.

Item 16.   Form 10-K Summary.

None.

Healthcare Services Group, Inc.
Schedule II — Valuation and Qualifying Accounts and Reserves

		Additions
Description	Beginning Balance	Charged to Other Accounts (1)	Charged to Costs and Expenses	Deductions	Ending Balance
(in thousands)
2020
Allowance for Doubtful Accounts	$52,393	$42,236	$9,636	$36,464	$67,801
2019
Allowance for Doubtful Accounts	$57,209	$—	$25,480	$30,296	$52,393
2018
Allowance for Doubtful Accounts	$11,985	$—	$51,387	$6,163	$57,209
1.All amounts charged to other accounts for the year ended December 31, 2020 pertain to the cumulative effect of the Company's January 1, 2020 adoption of ASC 326 as described within Note 1—Description of Business and Significant Accounting Policies.

Exhibit Index
The following Exhibits are filed as part of this Report (references are to Reg. S-K Exhibit Numbers):

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of the Registrant as of May 30, 2000	10-K	0-12015	3/21/2001	3.2	—
3.2	Amendment to the Amended and Restated Articles of Incorporation of the Registrant as of May 22, 2007	8-K	0-12015	5/24/2007	3.1	—
3.3	Second Amended and Restated Bylaws of the Registrant as of February 17, 2015	10-K	0-12015	2/19/2015	3.3	—
4.1 (P)	Specimen Certificate of the Common Stock, $.01 par value, of the Registrant	S-18	2-87625-W	—	4.1	—
4.2†	Healthcare Services Group, Inc. Employee Stock Purchase Plan	S-8	333-92835	12/15/1999	4(a)	—
4.3†	Healthcare Services Group, Inc. Amendment No. 3 to Employee Stock Purchase Plan	10-Q	0-12015	10/28/2016	4.1	—
4.5†	Healthcare Services Group, Inc. Amended and Restated Deferred Compensation Plan	10-Q	0-12015	10/22/2012	10.1	—
4.6	Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	—	—	—	—	—
10.1†	2020 Omnibus Incentive Plan	S-8	333-240096	7/24/2020	10.1	—
10.2	$475,000,000 Revolving Credit Facility, dated as of December 21, 2018	8-K	0-12015	12/31/2018	10.1	—
10.3	Healthcare Services Group, Inc. Dividend Reinvestment Plan	S-3D	333-108182	8/22/2003	99.0	—
21	Subsidiaries of Healthcare Services Group, Inc.	—	—	—	—	X
23	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	—	—	—	—	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	—	—	—	—	X
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	—	—	—	—	X
101	The following financial information from the Company's Form 10-K for the fiscal year ended December 31, 2020 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders' Equity, and (v) Notes to Consolidated Financial Statements	—	—	—	—	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)	—	—	—	—	X

†	Indicates a management plan or compensatory plan or arrangement.
(P)	Prior to digital copy

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 25, 2021	HEALTHCARE SERVICES GROUP, INC.
(Registrant)

	By:	/s/ Theodore Wahl
Theodore Wahl
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Theodore Wahl	Director and President & Chief Executive Officer	February 25, 2021
Theodore Wahl	(Principal Executive Officer)

/s/ Andrew M. Brophy	Acting Principal Accounting Officer	February 25, 2021
Andrew M. Brophy	(Principal Financial and Accounting Officer )

/s/ Jude Visconto	Chairman of the Board	February 25, 2021
Jude Visconto

/s/ Michael E. McBryan	Director	February 25, 2021
Michael E. McBryan

/s/ John M. Briggs	Director	February 25, 2021
John M. Briggs

/s/ Diane S. Casey	Director	February 25, 2021
Diane S. Casey

/s/ Robert L. Frome	Director	February 25, 2021
Robert L. Frome

/s/ Dino D. Ottaviano	Director	February 25, 2021
Dino D. Ottaviano

/s/ John J. McFadden	Director	February 25, 2021
John J. McFadden

/s/ Jude Visconto	Director	February 25, 2021
Jude Visconto

/s/ Daniela Castagnino	Director	February 25, 2021
Daniela Castagnino

/s/ Laura Grant	Director	February 25, 2021
Laura Grant