Form 10-Q
period 2021-03-31
HEALTHCARE SERVICES GROUP INC
filed 2021-04-23
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $.01 par value: 74,717,000 shares outstanding as of April 21, 2021.

Healthcare Services Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2021

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report and documents incorporated by reference into it may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services exclusively to the healthcare industry, primarily providers of long-term care; the impact of and future effects of the COVID-19 pandemic or other potential pandemics; having a significant portion of our consolidated revenues contributed by one customer during the three months ended March 31, 2021; credit and collection risks associated with the healthcare industry; our claims experience related to workers’ compensation and general liability insurance (including any litigation claims, enforcement actions, regulatory actions and investigations arising from personal injury and loss of life related to COVID-19); the effects of changes in, or interpretations of laws and regulations governing the healthcare industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor-related matters such as minimum wage increases; the Company’s expectations with respect to selling, general, and administrative expense; continued realization of tax benefits arising from our corporate reorganization and self-funded health insurance program; the impact of the Securities and Exchange Commission investigation and related class action lawsuit; risks associated with the reorganization of our corporate structure; and the risk factors described in Part I of our Form 10-K for the fiscal year ended December 31, 2020 and under Item IA. “Risk Factors” in such Form 10-K.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Healthcare Services Group, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS:
Current assets:
Cash and cash equivalents	$123,654	$139,330
Marketable securities, at fair value	125,773	125,012
Accounts and notes receivable, less allowance for doubtful accounts of $53,819 and $59,906 as of March 31, 2021 and December 31, 2020, respectively	252,778	255,474
Inventories and supplies	29,170	31,586
Prepaid expenses and other assets	40,815	21,001
Total current assets	572,190	572,403
Property and equipment, net	27,722	26,561
Goodwill	51,084	51,084
Other intangible assets, less accumulated amortization of $24,507 and $23,466 as of March 31, 2021 and December 31, 2020, respectively	17,146	18,187
Notes receivable — long–term portion, less allowance for doubtful accounts of $7,283 and $7,895 as of March 31, 2021 and December 31, 2020, respectively	31,795	34,417
Deferred compensation funding, at fair value	46,981	46,825
Deferred income taxes	35,891	35,554
Total assets	$782,809	$785,031

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$47,754	$52,239
Accrued payroll and related taxes	37,691	70,614
Other accrued expenses	30,852	17,797
Income taxes payable	7,908	—
Accrued insurance claims	22,702	21,610
Total current liabilities	146,907	162,260
Accrued insurance claims — long-term portion	60,348	60,818
Deferred compensation liability	46,876	46,827
Accrued payroll and related taxes - noncurrent	23,302	23,302
Lease liability — long-term portion	12,274	11,363

Commitments and contingencies (Note 15)

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000 shares authorized; 75,958 and 75,798 shares issued, and 74,721 and 74,485 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	760	758
Additional paid-in capital	286,522	282,206
Retained earnings	210,020	200,893
Accumulated other comprehensive income, net of taxes	4,292	5,563
Common stock in treasury, at cost, 1,237 and 1,313 shares as of March 31, 2021 and December 31, 2020, respectively	(8,492)	(8,959)
Total stockholders’ equity	493,102	480,461
Total liabilities and stockholders’ equity	$782,809	$785,031

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues	$407,751	$449,150
Operating costs and expenses:
Costs of services provided	336,619	387,156
Selling, general and administrative expense	39,987	30,017
Other income (expense):
Investment and other income, net	2,165	(4,827)
Interest expense	(358)	(368)
Income before income taxes	32,952	26,782

Income tax provision	8,299	6,592
Net income	$24,653	$20,190

Per share data:
Basic earnings per common share	$0.33	$0.27
Diluted earnings per common share	$0.33	$0.27

Weighted average number of common shares outstanding:
Basic	75,003	74,658
Diluted	75,224	74,767

Comprehensive income:
Net income	$24,653	$20,190
Other comprehensive income:
Unrealized loss on available-for-sale marketable securities, net of taxes	(1,271)	(533)
Total comprehensive income	$23,382	$19,657

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$24,653	$20,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,607	3,556
Bad debt provision	3,415	2,060
Share-based compensation expense	2,271	1,973
Amortization of premium on marketable securities	536	450
Unrealized (gain) loss on deferred compensation fund investments	(1,146)	5,761
Loss on sale of assets	268	—
Changes in operating assets and liabilities:
Accounts and notes receivable	1,903	(9,645)
Inventories and supplies	2,416	(421)
Prepaid expenses and other assets	(19,814)	(4,574)
Deferred compensation funding	990	1,478
Accounts payable and other accrued expenses	6,064	(379)
Accrued payroll, accrued and withheld payroll taxes	(30,747)	(4,626)
Income taxes payable	7,908	2,480
Accrued insurance claims	622	1,379
Deferred compensation liability	556	(6,994)
Net cash provided by operating activities	3,502	12,688
Cash flows from investing activities:
Disposals of fixed assets	54	129
Additions to property and equipment	(850)	(788)
Purchases of marketable securities	(7,902)	(2,670)
Sales of marketable securities	4,995	1,757
Net cash used in investing activities	(3,703)	(1,572)
Cash flows from financing activities:
Dividends paid	(15,472)	(15,033)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	23	23
Proceeds from the exercise of stock options	1,475	1,724
Proceeds from short-term borrowings	—	40,000
Payments of statutory withholding on net issuance of restricted stock units	(1,501)	(661)
Net cash (used in) provided by financing activities	(15,475)	26,053
Net change in cash and cash equivalents	(15,676)	37,169
Cash and cash equivalents at beginning of the period	139,330	27,329
Cash and cash equivalents at end of the period	$123,654	$64,498

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	For the three months ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	75,798	$758	$282,206	$5,563	$200,893	$(8,959)	$480,461
Comprehensive income:
Net income for the period	—	—	—	—	24,653	—	24,653
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(1,271)	—	—	(1,271)
Comprehensive income for the period							$23,382
Exercise of stock options and other share-based compensation, net of shares tendered for payment	156	2	1,473	—	—	—	1,475
Payment of statutory withholding on issuance of restricted stock and restricted stock units	—	—	(1,501)	—		—	(1,501)
Share-based compensation expense	—	—	2,104	—	—	—	2,104
Treasury shares issued for Deferred Compensation Plan funding and redemptions	—	—	545	—	—	(36)	509
Shares issued pursuant to Employee Stock Plan	—	—	1,554	—	—	498	2,052
Dividends paid and accrued, $0.21 per share	—	—	—	—	(15,526)	—	(15,526)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	18	—	—	5	23
Other	4	—	123	—	—	—	123
Balance, March 31, 2021	75,958	$760	$286,522	$4,292	$210,020	$(8,492)	$493,102

See accompanying notes to consolidated financial statements.

	For the three months ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	75,557	$756	$270,614	$2,919	$195,455	$(9,439)	$460,305
Adjustment to adopt credit-loss guidance[1]	—	—	—	—	(32,099)	—	(32,099)
Balance, January 1, 2020	75,557	$756	$270,614	$2,919	$163,356	$(9,439)	$428,206
Comprehensive income:
Net income for the period	—	—	—	—	20,190	—	20,190
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(533)	—	—	(533)
Comprehensive income for the period	—	—	—	—	—	—	$19,657
Exercise of stock options and other share-based compensation, net of shares tendered for payment	162	1	1,723	—	—	—	1,724
Payment of statutory withholding on issuance of restricted stock and restricted stock units	—	—	(661)	—	—	—	(661)
Share-based compensation expense	—	—	1,822	—	—	—	1,822
Treasury shares issued for Deferred Compensation Plan funding and redemptions	—	—	417	—	—	111	528
Shares issued pursuant to Employee Stock Plan	—	—	1,329	—	—	506	1,835
Dividends paid and accrued, $0.20 per share	—	—	—	—	(15,142)	—	(15,142)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	16	—	—	7	23
Other	6	—	187	—	—	—	187
Balance, March 31, 2020	75,725	$757	$275,447	$2,386	$168,404	$(8,815)	$438,179
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

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows. However, in the Company’s opinion, all adjustments which are of a normal recurring nature and are necessary for a fair presentation have been reflected in these consolidated financial statements. The balance sheet shown in this report as of December 31, 2020 has been derived from the audited financial statements for the year ended December 31, 2020. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for any future period.

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

Leases

The Company records assets and liabilities on the balance sheet to recognize the rights and obligations arising from leasing arrangements with contractual terms greater than 12 months, in accordance with FASB Accounting Standards Codification subtopic ASC 842 Leases (“ASC 842”). A leasing arrangement includes any contract which entitles the Company to the right of use of an identified tangible asset where there are no restrictions as to the direct of use of the asset, and the Company obtains substantially all of the economic benefits from the right of use. As of March 31, 2021 and December 31, 2020, the Company was only the lessee of operating lease arrangements.
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

Share-Based Compensation

The Company estimates the fair value of share-based awards on the date of grant using the Black-Scholes valuation model for stock options, using a Monte Carlo simulation for performance restricted stock units, and using the share price on the date of grant for restricted stock and restricted stock units. The value of the award is recognized ratably as an expense in the Company’s Consolidated Statements of Comprehensive Income over the requisite service periods, with adjustments made for forfeitures as they occur.

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

No impairment loss was recognized on the Company's intangible assets or goodwill during the three months ended March 31, 2021 or 2020.

Concentrations of Credit Risk

The Company’s financial instruments that are subject to credit risk are cash and cash equivalents, marketable securities, deferred compensation funding and accounts and notes receivable. At March 31, 2021 and December 31, 2020, substantially all of the Company’s cash and cash equivalents and marketable securities were held in one large financial institution located in the United States. The Company’s marketable securities are fixed income investments which are highly liquid and can be readily purchased or sold through established markets.

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

Housekeeping

Housekeeping accounted for $215.1 million and $224.3 million of the Company’s consolidated revenues for the three months ended March 31, 2021 and 2020, respectively, which represented approximately 52.7% and 49.9% of the Company’s revenues in each respective period. The Housekeeping services include managing customers’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the customers’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the customers’ facilities. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality-control procedures including continuous training and employee evaluation.

Dietary

Dietary services accounted for $192.7 million and $224.9 million of the Company’s consolidated revenues for the three months ended March 31, 2021 and 2020, respectively, which represented approximately 47.3% and 50.1% of the Company’s revenues in each respective period. Dietary services consist of managing customers’ dietary departments which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support provided by a District Manager specializing in dietary services. The Company also offers clinical consulting services to facilities which if contracted is a service bundled within the monthly service provided to customers. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate dietitian services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

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

The Company performs services and provides goods in accordance with its customers' contracts. Such contracts typically provide for a renewable one year service term, cancellable by either party upon 30 to 90 days’ notice, after an initial period of 60 to 120 days. A performance obligation is the unit of account under ASC 606 and is defined as a promise in a contract to transfer a distinct good or service to the customer. The Company’s Housekeeping and Dietary contracts relate to the provision of bundles of goods, services or both, which represent a series of distinct goods and services that are substantially the same and that have the same pattern of transfer to the customer. The Company accounts for the series as a single performance obligation satisfied over time, as the customer simultaneously receives and consumes the benefits of the goods and services provided. Revenue is recognized using the output method, which is based upon the delivery of goods and services to the customers’ facilities. In limited cases, the Company provides goods, services or both, before the execution of a written contract. In these cases, the Company defers the recognition of revenue until a contract is executed. The amount of such deferred revenue was $0.4 million and $0.1 million as of March 31, 2021 and December 31, 2020, respectively. Additionally, substantially all such revenue amounts deferred as of December 31, 2020 were subsequently recognized as revenue during the three months ended March 31, 2021.

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

The Company allocates the transaction price to each performance obligation, noting that the bundle of goods, services or goods and services provided under each Housekeeping and Dietary contract represent a single performance obligation satisfied over time. The Company recognizes the related revenue when it satisfies the performance obligation by transferring a bundle of promised goods, services or both to a customer. Such recognition is on a monthly or weekly basis, as goods are provided and services are performed. In some cases, the Company requires customers to pay in advance for goods and services to be provided. As of March 31, 2021 and December 31, 2020, the value of the contract liabilities associated with customer prepayments was $0.1 million and $2.3 million, respectively. Additionally, substantially all such revenue amounts deferred as of December 31, 2020 were subsequently recognized as revenue during the three months ended March 31, 2021.

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

At March 31, 2021, the Company had $374.6 million related to performance obligations that were unsatisfied or partially unsatisfied for which the Company expects to recognize revenue. The Company expects to recognize revenue on approximately 34.3% of the remaining performance obligations over the next 12 months, with the balance to be recognized thereafter. These amounts exclude variable consideration primarily related to performance obligations that consist of a series of distinct service periods with revenues based on future performance that cannot be estimated at contract inception. The Company also has elected to apply the practical expedient that permits exclusion of information about the remaining performance obligations with original expected durations of one year or less.

Note 3—Accounts and Notes Receivable

The Company’s accounts and notes receivable balances consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(in thousands)
Short-term
Accounts and notes receivable	$306,597	$315,380
Allowance for doubtful accounts	(53,819)	(59,906)
Total net short-term accounts and notes receivable	$252,778	$255,474
Long-term
Notes receivable	$39,078	$42,312
Allowance for doubtful accounts	(7,283)	(7,895)
Total net long-term notes receivable	$31,795	$34,417
Total net accounts and notes receivable	$284,573	$289,891

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

The Company evaluates its accounts and notes receivable for expected credit losses quarterly. Accounts receivables are evaluated based on internally developed credit quality indicators derived from the aging of receivables. Notes receivable are evaluated based on internally developed credit quality indicators derived from Management’s assessment of collection risk. The Company manages note receivable portfolios using a two tiered approach by disaggregating standard notes receivables, which are promissory notes in good standing, from those who have been identified by Management as having an elevated credit risk profile due to a trigger event such as bankruptcy. At the end of each period, the Company sets a reserve for expected credit losses on standard notes receivable based on the Company’s historical loss rate. Notes receivable with an elevated risk profile, which are from customers who have filed bankruptcy, are subject to collections activity or are slow payers that are experiencing financial difficulties, are aggregated and evaluated to determine the total reserve for the class of receivable.

The guidance in ASC 326 permits entities to make an accounting policy election not to measure an estimate for credit losses on accrued interest if those entities write-off accrued interest deemed uncollectible in a timely manner. The Company follows an income recognition policy on all interest earned on notes receivable. Under such policy the Company accounts for all notes receivable on a non-accrual basis and defers the recognition of any interest income until receipt of cash payments. This policy was established, recognizing the environment of the long-term care industry, and not because such notes receivable are necessarily impaired. Accordingly, the Company does not record a credit loss adjustment for accrued interest. For the three months ended March 31, 2021 and 2020, the Company recognized $0.4 million and $0.6 million in interest income from notes receivables, respectively.

As part of the Company’s adoption of ASC 326, there are additional disclosures required to be made on a class of financing receivable basis. The following table presents the Company’s two tiers of notes receivable further disaggregated by year of origination, as well as write-off activity for the current three month period ended March 31, 2021.

		Notes Receivable
		Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in thousands)
Notes Receivable
Standard notes receivable	$485	$11,466	$8,966	$19,117	$22,153	$1,562	$63,749
Elevated risk notes receivable	$—	$—	$617	$—	$723	$1,374	$2,714

Current-period gross write-offs	$—	$—	$—	$315	$2,494	$—	$2,809
Current-period recoveries	—	—	—	—	—	—	—
Current-period net write-offs	$—	$—	$—	$315	$2,494	$—	$2,809

The following table provides information as to the status of payment on the Company’s notes receivable which were past due as of March 31, 2021:

	Age Analysis of Past-Due Notes Receivable as of March 31, 2021
	0-90 Days	91 - 180 Days	Greater than 181 Days	Total
	(in thousands)
Notes Receivable
Standard notes receivable	$966	$620	$4,115	$5,701
Elevated risk notes receivable	—	—	2,714	2,714
	$966	$620	$6,829	$8,415

The following tables provide a summary of the changes in the Company’s allowance for doubtful accounts on a portfolio segment basis for the three months ended March 31, 2021 and 2020:

	Allowance for doubtful accounts
Portfolio Segment:	December 31 2020	Write-Offs[1]	Bad Debt Expense	March 31 2021
	(in thousands)
Accounts receivable	$51,052	$(7,305)	$2,779	$46,526

Notes Receivables
Standard notes receivable	$13,258	$(9)	$(256)	$12,993
Elevated risk notes receivable	3,491	(2,800)	892	1,583
	$16,749	$(2,809)	$636	$14,576
Total accounts and notes receivable	$67,801	$(10,114)	$3,415	$61,102
1.Write-offs are shown net of recoveries. During the three months ended March 31, 2021, the amount of such recoveries was not material.

	Allowance for doubtful accounts
Portfolio Segment:	December 31, 2019	Cumulative effect of ASC 326 adoption[1]	Write-Offs[2]	Bad Debt Expense	March 31, 2020
	(in thousands)
Accounts receivable	$39,903	$36,709	$(4,409)	$2,186	$74,389

Notes receivable
Standard notes receivable	$6,667	$5,236	$—	$(249)	$11,654
Elevated risk notes receivable	5,823	291	—	123	6,237
Total notes receivable	$12,490	$5,527	$—	$(126)	$17,891
Total accounts and notes receivable	$52,393	$42,236	$(4,409)	$2,060	$92,280
1.Represents the pre-tax one-time adjustment to the Company’s 2020 opening retained earnings balance in accordance with the adoption of the CECL accounting guidance.
2.Write-offs are shown net of recoveries. During the three months ended March 31, 2020, the amount of such recoveries was not material.

Note 5—Changes in Accumulated Other Comprehensive Income by Component

The Company's accumulated other comprehensive income consists of unrealized gains and losses from the Company’s available-for-sale marketable securities. The following table provides a summary of the changes in accumulated other comprehensive income for the three months ended March 31, 2021 and 2020:

	Unrealized Gains and Losses on Available-for-Sale Securities[1]
	Three Months Ended March 31,
	2021	2020
	(in thousands)
Accumulated other comprehensive income — beginning balance	$5,563	$2,919
Other comprehensive loss before reclassifications	(1,307)	(542)
Losses reclassified from other comprehensive income[2]	36	9
Net current period other comprehensive loss[3]	(1,271)	(533)
Accumulated other comprehensive income — ending balance	$4,292	$2,386
1.All amounts are net of tax
2.Realized gains and losses were recorded pre-tax under “Investment and other income” in the Consolidated Statements of Comprehensive Income. For the three months ended March 31, 2021 and 2020, the Company recorded less than $0.1 million of realized losses from the sale of available-for-sale securities. Refer to Note 9—Fair Value Measurements herein for further information.
3.For the three months ended March 31, 2021 and 2020, the changes in other comprehensive income were net of a tax benefit of $0.3 million and $0.1 million, respectively.

	Amounts Reclassified from Accumulated Other Comprehensive Income
	2021	2020
	(in thousands)
Three Months Ended March 31,
Losses from the sale of available-for-sale securities	$(48)	$(11)
Tax benefit	12	2
Net loss reclassified from accumulated other comprehensive income	$(36)	$(9)

Note 6—Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded over the estimated useful life of each class of depreciable asset, and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

The following table sets forth the amounts of property and equipment by each class of depreciable asset as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(in thousands)
Housekeeping and dietary equipment	$13,800	$13,862
Computer hardware and software	5,874	6,015
Operating lease — right-of-use assets	29,229	26,074
Other[1]	1,581	1,581
Total property and equipment, at cost	50,484	47,532
Less accumulated depreciation	22,762	20,971
Total property and equipment, net	$27,722	$26,561
1.Includes furniture and fixtures, leasehold improvements and autos and trucks including auto leases.

Depreciation expense for the three months ended March 31, 2021 and 2020 was $2.6 million and $2.5 million, respectively. Of the depreciation expense recorded for the three months ended March 31, 2021 and 2020, $1.5 million and $1.4 million related to the depreciation of the Company’s operating lease - right-of-use assets ("ROU Assets"), respectively.

Note 7—Leases

The Company recognizes ROU Assets and lease liabilities (“Lease Liabilities”) for automobiles, office buildings, IT equipment, and small storage units for the temporary storage of operational equipment. The Company’s leases have remaining lease terms ranging from less than 1 year to 8 years, and have extension options ranging from 1 year to 5 years. Most leases include the option to terminate the lease within 1 year.

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

Components of lease expense required by ASC 842 are presented below for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Lease cost
Operating lease cost	$1,439	$1,355
Short-term lease cost	167	129
Variable lease cost	72	146
Total lease cost	$1,678	$1,630

Supplemental information required by ASC 842 is presented below for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(dollar amounts in thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,583	$1,380
Weighted-average remaining lease term — operating leases	5.6 years	5.9 years
Weighted-average discount rate — operating leases	4.2%	4.7%

During the three months ended March 31, 2021 and 2020, the Company’s ROU Assets and Lease Liabilities were each reduced by $0.2 million due to lease cancellations.

The following is a schedule by calendar year of future minimum lease payments under operating leases that have remaining terms as of March 31, 2021:

Period/Year	Operating Leases
(in thousands)
April 1 to December 31, 2021	$4,658
2022	5,219
2023	3,334
2024	1,579
2025	1,311
2026	1,337
Thereafter	2,867
Total minimum lease payments	$20,305
Less: imputed lease discount	1,895
Present value of lease liabilities	$18,410

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

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remainder of 2021, the following five fiscal years and thereafter:

Period/Year	Total Amortization Expense
(in thousands)
April 1 to December 31, 2021	$3,124
2022	$4,165
2023	$3,169
2024	$2,035
2025	$2,035
2026	$2,035
Thereafter	$583

Amortization expense for both the three months ended March 31, 2021 and 2020 was $1.0 million.

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

The Company’s marketable securities consist of tax-exempt municipal bonds, which are classified as available-for-sale and are reported at fair value. Unrealized gains and losses associated with these investments are included in other comprehensive income (net of tax) within the Consolidated Statements of Comprehensive Income. The fair value of these marketable securities is classified within Level 2 of the fair value hierarchy, as these securities are measured using quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable. Such valuations are determined by a third-party pricing service. For the three months ended March 31, 2021 and 2020, the Company recorded unrealized losses, net of taxes of $1.3 million and $0.5 million on marketable securities, respectively.

For the three months ended March 31, 2021 and 2020, the Company received total proceeds, less the amount of interest received, of $5.0 million and $1.8 million, respectively, from sales of available-for-sale municipal bonds. For both the three months ended March 31, 2021 and 2020, these sales resulted in realized losses of less than $0.1 million, respectively, which were recorded in “Other income – Investment and other income, net” in the Consolidated Statements of Comprehensive Income. The basis for the sale of these securities was the specific identification of each bond sold during the period.

The investments under the funded deferred compensation plan are accounted for as trading securities and unrealized gains or losses are included in earnings. The fair value of these investments are determined based on quoted market prices (Level 1). For the three months ended March 31, 2021 and 2020, the Company's recognized unrealized gains of $1.1 million and unrealized losses of $5.8 million, respectively, related to equity securities still held at the respective reporting dates.

The following tables provide fair value measurement information for the Company’s marketable securities and deferred compensation fund investments as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$125,773	$125,773	$—	$125,773	$—
Deferred compensation fund
Money Market[1]	$2,034	$2,034	$—	$2,034	$—
Balanced and Lifestyle	11,602	11,602	11,602	—	—
Large Cap Growth	17,270	17,270	17,270	—	—
Small Cap Growth	5,576	5,576	5,576	—	—
Fixed Income	4,804	4,804	4,804	—	—
International	2,236	2,236	2,236	—	—
Mid Cap Growth	3,459	3,459	3,459	—	—
Deferred compensation fund	$46,981	$46,981	$44,947	$2,034	$—

	As of December 31, 2020
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$125,012	$125,012	$—	$125,012	$—
Deferred compensation fund
Money Market[1]	$3,006	$3,006	$—	$3,006	$—
Balanced and Lifestyle	10,815	10,815	10,815	—	—
Large Cap Growth	17,223	17,223	17,223	—	—
Small Cap Growth	5,337	5,337	5,337	—	—
Fixed Income	4,850	4,850	4,850	—	—
International	2,250	2,250	2,250	—	—
Mid Cap Growth	3,344	3,344	3,344	—	—
Deferred compensation fund	$46,825	$46,825	$43,819	$3,006	$—
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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-than-temporary Impairments
	(in thousands)
March 31, 2021
Type of security:
Municipal bonds — available-for-sale	$120,340	$5,676	$(243)	$125,773	$—
Total debt securities	$120,340	$5,676	$(243)	$125,773	$—

December 31, 2020
Type of security:
Municipal bonds — available-for-sale	$117,970	$7,043	$(1)	$125,012	$—
Total debt securities	$117,970	$7,043	$(1)	$125,012	$—

The following table summarizes the contractual maturities of debt securities held at March 31, 2021 and December 31, 2020, which are classified as marketable securities in the Consolidated Balance Sheets:

	Municipal Bonds — Available-for-Sale
Contractual maturity:	March 31, 2021	December 31, 2020
	(in thousands)
Maturing in one year or less	$3,361	$2,927
Maturing in second year through fifth year	32,720	26,324
Maturing in sixth year through tenth year	50,830	55,366
Maturing after ten years	38,862	40,395
Total debt securities	$125,773	$125,012

Note 10—Shared-Based Compensation

The components of the Company’s shared-based compensation expense for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Stock options	$458	$521
Restricted stock and restricted stock units	1,550	1,301
Performance stock units	96	—
Employee Stock Purchase Plan	167	151
Total pre-tax share-based compensation expense charged against income[1]	$2,271	$1,973
1.Share-based compensation expense is recorded in cost of services and selling, general and administrative expense in the Company’s Consolidated Statements of Comprehensive Income.

At March 31, 2021, the unrecognized compensation cost related to unvested stock options and awards was $24.3 million. The weighted average period over which these awards will vest is approximately 3.4 years.

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

As of March 31, 2021, there were 5.0 million shares of common stock reserved for issuance under the 2020 Plan, of which, 2.0 million are available for future grant. The amount of shares available for issuance under the 2020 Plan will increase when outstanding awards under the Company's Second Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”) are subsequently forfeited, terminated, lapsed, or satisfied thereunder in cash or property other than shares. No stock award will have a term in excess of 10 years. The Nominating, Compensation and Stock Option Committee of the Board of Directors is responsible for determining the terms of the grants in accordance with the 2020 Plan.

2012 Equity Incentive Plan

The 2012 Plan was replaced by the 2020 Plan on May 26, 2020. Accordingly, no new equity awards will be granted under the 2012 Plan.

Stock Options

A summary of stock options outstanding under the 2020 Plan and the 2012 Plan as of December 31, 2020 and changes during the three months ended March 31, 2021 are as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price
	(in thousands)
December 31, 2020	2,098	$33.35
Granted	207	$28.45
Exercised	(60)	$24.70
Forfeited	(1)	$39.38
Expired	(1)	$26.75
March 31, 2021	2,243	$33.13

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2021 and 2020 was $7.01 and $4.62 per common share, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2021 and 2020 was $0.4 million and $0.8 million, respectively.

The fair value of stock option awards granted in 2021 and 2020 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.6%	1.8%
Weighted average expected life	6.6 years	6.6 years
Expected volatility	34.7%	26.5%
Dividend yield	2.9%	3.2%

The following table summarizes other information about the stock options at March 31, 2021:

March 31, 2021
(amounts in thousands, except per share data)
Outstanding:
Aggregate intrinsic value	$2,446
Weighted average remaining contractual life	5.5 years
Exercisable:
Number of options	1,597
Weighted average exercise price	$33.02
Aggregate intrinsic value	$1,836
Weighted average remaining contractual life	4.4 years

Restricted Stock Units and Restricted Stock

The fair value of outstanding restricted stock units and restricted stock was determined based on the market price of the shares on the date of grant. During the three months ended March 31, 2021, the Company granted 0.3 million restricted stock units with a weighted average grant date fair value of $28.45 per unit. During the three months ended March 31, 2020, the Company granted 0.3 million restricted stock units with a weighted average grant date fair value of $24.43 per unit.

During the three months ended March 31, 2021 and 2020, the Company did not grant any restricted stock.

A summary of the outstanding restricted stock units and restricted stock as of December 31, 2020 and changes during the three months ended March 31, 2021 is as follows:

	Restricted Stock Units and Restricted Stock
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2020	561	$33.31
Granted	287	$29.19
Vested	(146)	$35.35
Forfeited	(4)	$30.70
March 31, 2021	698	$31.21

Performance Stock Units

On January 4, 2021, the Nominating Compensation and Stock Options Committee of the Board of Directors (the "NCSO") granted 35,000 Performance Stock Units ("PSUs") contingent upon the achievement of certain total shareholder return ("TSR") targets as compared to the TSR of the S&P 400 MidCap Index and the participant's continued employment with the Company for the three year period ending December 31, 2023, the date at which such awards vest. The unrecognized share-based compensation cost of the TSR-based PSU awards at March 31, 2021 is $1.1 million and is expected to be recognized over a weighted-average period of 2.75 years.

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

Under the ESPP, the Company is authorized to issue up to 4.1 million shares of its common stock to its employees. Pursuant to such authorization, there are 2.1 million shares available for future grant at March 31, 2021.

The expense associated with the options granted under the ESPP during the three months ended March 31, 2021 and 2020 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.1%	1.6%
Weighted average expected life (years)	1.0	1.0
Expected volatility	61.7%	42.0%
Dividend yield	2.9%	3.3%

Deferred Compensation Plan

The Company offers a Supplemental Executive Retirement Plan (“SERP”) for executives and certain key employees. The SERP allows participants to defer a portion of their earned income on a pre-tax basis and as of the last day of each plan year, each participant will be credited with a match of a portion of their deferral in the form of the Company’s common stock based on the then-current market value. Under the SERP, the Company is authorized to issue 1.0 million shares of its common stock to its employees. Pursuant to such authorization, the Company has 0.3 million shares available for future grant at March 31, 2021. At the time of issuance, such shares are accounted for at cost as treasury stock.

The following table summarizes information about the SERP during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
SERP expense [1]	$186	$170
Unrealized gain (loss) recorded in SERP liability account	$1,301	$(5,728)
1.Both the SERP match and the deferrals are included in the selling, general and administrative caption in the Consolidated Statements of Comprehensive Income.

Note 11—Dividends

During the three months ended March 31, 2021, the Company paid regular quarterly cash dividends totaling approximately $15.5 million as follows:

Quarter Ended
March 31, 2021

Cash dividend paid per common share	$0.20625
Total cash dividends paid	$15,472
Record date	February 26, 2021
Payment date	March 26, 2021

Cash dividends declared for the periods presented were as follows:

	Three Months Ended March 31,
	2021	2020
Cash dividends declared per common share	$0.20750	$0.20250

Note 12—Income Taxes

The Company’s annual effective tax rate is impacted by the tax effects of option exercises and vested awards, which are treated as discrete items in the reporting period in which they occur, and therefore cannot be considered in the calculation of the estimated annual effective tax rate. The impact on the Company’s income tax provision through the three months ended March 31, 2021 for such discrete items was not material.

Differences between the effective tax rate and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes, share-based compensation and tax credits available to the Company. The actual 2021 effective tax rate will likely vary from the estimate depending on the actual operating income earned with availability of tax credits and the exercise of stock options and vesting of share-based awards.

The Company accounts for income taxes using the asset and liability method, which results in recognizing income tax expense based on the amount of income taxes payable or refundable for the current year. Additionally, the Company regularly evaluates the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on the evaluation, there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years ended December 31, 2017 through 2020 (with regard to U.S. federal income tax returns) and December 31, 2016 through 2020 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2021.

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

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Revenues
Housekeeping	$215,058	$224,293
Dietary	192,693	224,857
Total	$407,751	$449,150

Income before income taxes
Housekeeping	$28,167	$23,941
Dietary	20,048	14,329
Corporate and eliminations[1]	(15,263)	(11,488)
Total	$32,952	$26,782
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

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Weighted average number of common shares outstanding - basic	75,003	74,658
Effect of dilutive securities [1]	221	109
Weighted average number of common shares outstanding - diluted	75,224	74,767
1.Certain outstanding equity awards are anti-dilutive and therefore excluded from the calculation of the weighted average number of diluted common shares outstanding.

Anti-dilutive outstanding equity awards under share-based compensation plans were as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Anti-dilutive	1,694	2,090

Note 15—Other Contingencies

Line of Credit

At March 31, 2021, the Company had a $475 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a float rate, based on the Company’s leverage ratio, and starting at LIBOR plus 115 basis points (or if LIBOR becomes unavailable, the higher of the Overnight Bank Funding Rate, plus 50 basis points and the Prime Rate). As of March 31, 2021 and December 31, 2020, there were no borrowings under the line of credit. The line of credit requires the Company to satisfy two financial covenants, with which the Company is in compliance as of March 31, 2021. The line of credit expires on December 21, 2023.

At March 31, 2021, the Company also had outstanding $64.9 million in irrevocable standby letters of credit, which relate to payment obligations under the Company’s insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $64.9 million to $410.1 million at March 31, 2021. The letters of credit expire on January 4, 2022. Besides the $64.9 million letters of credit there are no other restrictions as to the amount which the Company can draw upon the $475 million line of credit.

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

Legal Proceedings

The Company is subject to various claims and legal actions in the ordinary course of business. Some of these matters include payroll and employee-related matters and examinations by governmental agencies. In accordance with FASB ASC 450 – Contingencies (“ASC 450”), as the Company becomes aware of such claims and legal actions, the Company records accruals for any exposures that are probable and estimable. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In accordance with ASC 450, the Company does not accrue for contingent losses that, in its judgment, are considered to be reasonably possible but not probable. In the event the Company determines that adverse outcomes of such claims and legal actions are reasonably possible, Management assesses materiality and provides disclosure regarding the matter, including a range of possible loss when the exposure is estimable, as required by ASC 450.

As previously disclosed, the Securities and Exchange Commission (“SEC”) is conducting an investigation into the Company’s earnings per share (“EPS”) calculation practices, which focuses on periods prior to 2018. Following receipt of a letter from the SEC in November 2017 regarding its inquiry into those practices followed by a subpoena in March 2018, the Company authorized its outside counsel to conduct an internal investigation, under the direction of the Company’s Audit Committee, into matters related to the SEC subpoena. This investigation was completed in March 2019 and the Company continues to cooperate with the SEC’s investigation and document requests. The Company and the SEC have been engaged in discussions regarding a potential resolution of the investigation. As a result of these discussions, the Company has determined, in accordance with ASC 450, that a liability is reasonably possible and currently estimates a range of possible loss of up to $10.0 million.

On March 22, 2019, a putative shareholder class action lawsuit was filed against the Company and its Chief Executive Officer in the U.S. District Court for the Eastern District of Pennsylvania, seeking unspecified monetary damages and other relief on behalf of the plaintiff class. The initial complaint, which was filed by a plaintiff purportedly on behalf of all purchasers of the Company’s securities between April 11, 2017 and March 4, 2019 (the “Class Period”), alleges violations of the federal securities laws in connection with the matters related to the Company’s EPS calculation practices. On September 17, 2019, the complaint was amended to, among other things, extend the Class Period to cover the period between April 8, 2014 and March 4, 2019, and to name additional individuals affiliated with the Company as defendants.

On March 17, 2021, the parties reached an agreement in principle to settle the action on a class-wide basis. The parties executed a term sheet outlining the pertinent terms of the proposed settlement, which is subject to confidentiality obligations at this time and remains subject to final documentation and approval by the court. Our insurance carriers have agreed to pay the entirety of the settlement amount upon court approval of the settlement. As of March 31, 2021, the associated contingency was included within the "Other accrued expenses" and "Prepaid expenses and other assets" captions on the Company's Consolidated Balance Sheet.

The Company continues to vigorously defend against all active litigation claims asserted. Any of the foregoing matters could result in substantial costs to the Company, divert management’s attention and resources, and adversely affect the Company’s business condition or harm its reputation, regardless of their merit or outcome. In addition, the uncertainty of the pending lawsuit or potential filing of additional lawsuits could lead to more volatility and a reduction in the Company’s stock price.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items when comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of March 31, 2021 and December 31, 2020 and the notes accompanying those financial statements.

COVID-19 Considerations

The Company’s priorities during the COVID-19 pandemic are protecting the health and safety of our employees; maximizing the impact of our main services in helping customers with the housekeeping and dietary services needs of their facilities, and deploying the talents of our employees and our resources to help the communities we serve meet and overcome the current challenges. In the quarter ended March 31, 2021, the COVID-19 pandemic did not have a material net impact on our consolidated operating results. Revenues for the quarter ended March 31, 2021 included $3.9 million of COVID-19 supplemental billings, primarily related to employee pay premiums passed through to customers, which were offset by temporary decreases in recurring billings as a result of census-driven cost reductions in staffing and purchasing. In the future, the pandemic may cause reduced demand for our services if, for example, the pandemic results in a recessionary economic environment to the long-term care and skilled nursing industries in which we serve; however since the services that we offer are essential to our customers, we believe that over the long term, there will continue to be strong demand for our services.

Our ability to operate without significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees, with particular measures in place for those working in our customer facilities. For the quarter ended March 31, 2021, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We will continue to innovate in managing our business, coordinating with nursing departments to do our part in the infection prevention and control continuum and remain flexible in responding to our customer-partners. However, the continued uncertainty resulting from the pandemic and the effect of the vaccine could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

Through March 31, 2021, we continue to generate operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets. We have also not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

For additional information on risk factors related to the pandemic or other risks that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of healthcare facilities, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to approximately 3,000 facilities throughout the continental United States as of March 31, 2021.

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

At March 31, 2021, Housekeeping services were provided at essentially all of our approximately 3,000 customer facilities, generating approximately 52.7% or $215.1 million of our total revenues for the three months ended March 31, 2021. Dietary services were provided to over 1,500 customer facilities at March 31, 2021 and contributed approximately 47.3% or $192.7 million of our total revenues for the three months ended March 31, 2021.

Three Months Ended March 31, 2021 and 2020

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, for the three months ended March 31, 2021 and 2020. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial results relate primarily to corporate level transactions and adjustments related to transactions recorded at the reportable segment level which use methods other than generally accepted accounting principles.

	Three Months Ended March 31,
	2021	2020	% Change
	(in thousands)
Revenues
Housekeeping	$215,058	$224,293	(4.1)%
Dietary	192,693	224,857	(14.3)%
Consolidated	$407,751	$449,150	(9.2)%

Costs of services provided
Housekeeping	$186,891	$200,352	(6.7)%
Dietary	172,645	210,528	(18.0)%
Corporate and eliminations	(22,917)	(23,724)	(3.4)%
Consolidated	$336,619	$387,156	(13.1)%

Selling, general and administrative expense
Corporate and eliminations	$39,987	$30,017	33.2%

Investment and other income, net
Corporate and eliminations	$2,165	$(4,827)	144.9%

Interest expense
Corporate and eliminations	$(358)	$(368)	(2.7)%

Income (loss) before income taxes
Housekeeping	$28,167	$23,941	17.7%
Dietary	20,048	14,329	39.9%
Corporate and eliminations	(15,263)	(11,488)	(32.9)%
Consolidated	$32,952	$26,782	23.0%

Housekeeping and Dietary revenues represented approximately 52.7% and 47.3% of consolidated revenues for the three months ended March 31, 2021, respectively.

The following table sets forth the ratio of certain items to consolidated revenues:

	Three Months Ended March 31,
	2021	2020
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	82.6%	86.2%
Selling, general and administrative expense	9.8%	6.7%
Other income (expense):
Investment and other income, net	0.5%	(1.1)%
Interest expense	(0.1)%	(0.1)%
Income before income taxes	8.0%	5.9%
Income tax	2.0%	1.5%
Net income	6.0%	4.4%

Revenues

Consolidated

Consolidated revenues decreased 9.2% to $407.8 million for the three months ended March 31, 2021 compared to $449.2 million for the corresponding period in 2020, as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping and Dietary revenues decreased 4.1% and 14.3%, respectively, during the three months ended March 31, 2021 compared to the corresponding period in 2020, primarily driven by decreases in recurring billings as a result of census-driven cost reductions in staffing and purchasing and a decrease in number of facilities serviced, offset by $3.9 million of COVID-19 supplemental billings recognized during the three months ended March 31, 2021, primarily related to employee pay premiums passed through to customers. The full impact that COVID-19 will have on our future revenues is not yet known at this time.

Costs of Services Provided

Consolidated

Consolidated costs of services provided decreased 13.1% to $336.6 million for the three months ended March 31, 2021 compared to $387.2 million for the three months ended March 31, 2020. During the three months ended March 31, 2021, costs of services related to COVID-19 were primarily re-billed back to our customers. Future increases to both labor and supplies expense as a result of COVID-19 are possible, however we anticipate that we will be reimbursed from our customers for most COVID-19 related costs which are outside the scope of services or supplies which we are contractually obligated. The terms in our service agreements support this anticipation and the expectation of our customers' eligibility for additional reimbursement under enacted and proposed government regulations.

The following table provides a comparison of key indicators we consider when managing the consolidated costs of services provided:

	Three Months Ended March 31,
Costs of Services Provided - Key Indicators as a % of Consolidated Revenue	2021	2020	Change
Bad debt provision	0.8%	0.5%	0.3%
Self-insurance costs	2.5%	2.8%	(0.3)%
The increase in the bad debt provision was impacted by the current aging of our accounts receivables as well as elevated write-offs during the quarter of certain balances deemed uncollectible. As the COVID-19 pandemic has maintained pressure on our customers' operations, some customers have been unable to comply with the repayment terms formalized within our agreements. The decrease in our cost of self-insurance has been driven by our continued ability to decrease the scope and severity of workers' compensation claims through our proactive training programs cultivated to promote a safe working environment.

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues, decreased to 86.9% for the three months ended March 31, 2021 from 89.3% in the corresponding period in 2020. Costs of services provided for Dietary, as a percentage of Dietary revenues, decreased to 89.6% for the three months ended March 31, 2021 from 93.6% in the corresponding period in 2020.

The following table provides a comparison of the key indicators we consider when managing costs of services provided at the segment level, as a percentage of the respective segment’s revenues:

	Three Months Ended March 31,
Costs of Services Provided - Key Indicators as a % of Segment Revenue	2021	2020	Change
Housekeeping labor and other labor-related costs	78.6%	79.5%	(0.9)%
Housekeeping supplies	6.0%	7.7%	(1.7)%
Dietary labor and other labor-related costs	63.4%	63.6%	(0.2)%
Dietary supplies	24.2%	27.6%	(3.4)%

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

Consolidated Selling, General and Administrative Expense

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under the deferred compensation plan. These investments represent the amounts held on behalf of the participating employees and changes in the value of these investments affect the amount of our deferred compensation liability. Gains on the plan investments during the three months ended March 31, 2021 and 2020 increased our total selling, general and administrative expense for those periods. During the three months ended March 31, 2021, we incurred an increase to certain costs related to COVID-19, however such costs were immaterial. There is a possibility for additional increased selling, general and administrative expense related to the pandemic but such costs at this time are not expected to be material.

Excluding the change in the deferred compensation plan described above, consolidated selling, general and administrative expense increased $2.9 million or 8.1% for the three months ended March 31, 2021 compared to the corresponding period in 2020. The increase was primarily a result of increased payroll costs and higher legal and professional fees incurred in connection with Securities and Exchange Commission's ("SEC") inquiry regarding the Company's earnings per share calculation practices, which was partially offset by a reduction in travel related expense.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative expense excluding change in deferred compensation liability	$38,686	$35,778	$2,908	8.1%
Gain (loss) on deferred compensation plan investments	1,301	(5,761)	7,062	122.6%
Selling, general and administrative expense	$39,987	$30,017	$9,970	33.2%

Consolidated Investment and Other Income, net

Investment and other income increased 144.9% to $2.2 million for the three months ended March 31, 2021 compared to the corresponding 2020 period, primarily due to market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan.

Consolidated Interest Expense

Consolidated interest expense decreased 2.7% to $0.4 million for the three months ended March 31, 2021 compared to the corresponding 2020 period due to fewer interquarter borrowings.

Consolidated Income Taxes

During the three months ended March 31, 2021, the Company recognized a provision for income taxes of $8.3 million, or 25.2% effective tax rate, versus $6.6 million, or 24.6% effective tax rate, for the same period in 2020. The increase to the Company tax rate related to discrete items from stock compensation expense. The Company’s estimate for the 2021 effective tax rate has not been adjusted for any impact related to COVID-19 as the impact on the Company's effective tax rate at this time is not expected to be material.

The actual annual effective tax rate will be impacted by the tax effects of option exercises or vested awards, which are treated as discrete items in the reporting period in which they occur, and therefore cannot be considered in the calculation of the estimated annual effective tax rate. The impact on our income tax provision for the three months ended March 31, 2021 for such discrete items was not material.

Liquidity and Capital Resources

Cash generated through operations is our primary source of liquidity. At March 31, 2021, we had cash, cash equivalents and marketable securities of $249.4 million and working capital of $425.3 million, compared to December 31, 2020 cash, cash equivalents and marketable securities of $264.3 million and working capital of $410.1 million. Our current ratio was 3.9 to 1 at March 31, 2021 versus 3.5 to 1 at December 31, 2020. Marketable securities represent fixed income investments that are highly liquid and can be readily purchased or sold through established markets. Such securities are held by our captive insurance company to satisfy capital requirements of the state regulator related to captive insurance companies. Through March 31, 2021, the pandemic has not negatively impacted the Company’s liquidity position.

For the three months ended March 31, 2021 and 2020, our cash flows were as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$3,502	$12,688
Net cash used in investing activities	$(3,703)	$(1,572)
Net cash (used in) provided by financing activities	$(15,475)	$26,053

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

Financing Activities

The primary use of cash for financing activities is the payment of dividends. We have paid regular quarterly cash dividends since the second quarter of 2003. During 2021, we paid a regular quarterly cash dividend to shareholders totaling $15.5 million as follows:

Quarter Ended
March 31, 2021

Cash dividend paid per common share	$0.20625
Total cash dividends paid	$15,472
Record date	February 26, 2021
Payment date	March 26, 2021

The dividends paid to shareholders during the three months ended March 31, 2021 were funded by cash generated from operations. Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or regarding the amount of future dividend payments, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

The primary source of cash from financing activities is the net borrowings under our bank line of credit. We borrow for general corporate purposes as needed throughout the year.

We remain authorized to repurchase 1.7 million shares of our common stock pursuant to previous Board of Directors’ authorization. The Company recently entered into a 10b5-1 plan (the "Plan"). The Plan was adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in order to assist the Company in implementing its share repurchase plans. Pursuant to the Company's share repurchase program and as authorized by the Board of Directors on March 12, 2021, we have purchased 9,000 shares of the Company's Common Stock subsequent to March 31, 2021 and through April 21, 2021 for a total cost of $259,000 inclusive of transaction costs.

Line of Credit

At March 31, 2021, we had a $475 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a floating rate, based on our leverage ratio, and starting at LIBOR plus 115 basis points (or if LIBOR becomes unavailable, the higher of the Overnight Bank Funding Rate, plus 50 basis points and the Prime Rate). At March 31, 2021, there were no borrowings under the line of credit.

The line of credit requires us to satisfy two financial covenants. The covenants and their respective status at March 31, 2021 were as follows:

Covenant Descriptions and Requirements	As of March 31, 2021
Funded debt [1] to EBITDA [2] ratio: less than 3.50 to 1.00	0.20
EBITDA to Interest Expense ratio: not less than 3.00 to 1.00	112.34
1.All indebtedness for borrowed money including, but not limited to, capitalized lease obligations, reimbursement obligations in respect of letters of credit and guarantees of any such indebtedness.
2.Net income plus interest expense, income tax expense, depreciation, amortization, stock compensation expense and extraordinary non-recurring losses/gains.

As noted above, we were in compliance with our financial covenants at March 31, 2021 and we expect to remain in compliance. The line of credit expires on December 21, 2023. We believe that our existing capacity under the line of credit provides adequate liquidity.

LIBOR is expected to be discontinued after 2021. Our line of credit agreement provides procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable. However, there can be no assurance as to whether such replacement or alternative rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and will work with our lenders to ensure any transition away from LIBOR will have minimal impact on our financial condition. We however can provide no assurances regarding the impact of the discontinuation of LIBOR on the interest rate that we would be required to pay or on our financial condition.

At March 31, 2021, we also had outstanding $64.9 million in irrevocable standby letters of credit, which relate to payment obligations under our insurance programs.

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new customers obtained. Such capital expenditures primarily consist of housekeeping and food service equipment purchases, laundry and linen equipment installations, computer hardware and software, and furniture and fixtures. Although we have no specific material commitments for capital expenditures through the end of calendar year 2021, we estimate that for 2021 we will have capital expenditures of approximately $4.0 million to $6.0 million, of which we have made $0.9 million through March 31, 2021. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would seek to obtain necessary capital from such sources as long-term debt or equity financing.

Material Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, other than our irrevocable standby letter of credit previously discussed.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K (the "Form 10-K") for the period ended December 31, 2020. As described in such notes, we recognize revenue in the period in which the performance obligation is satisfied. Refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2021, we had $249.4 million in cash, cash equivalents and marketable securities. The fair value of all of our cash equivalents and marketable securities are determined based on “Level 1” or “Level 2” inputs, which are based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are intended to ensure that information required to be disclosed in our reports under the Exchange Act, such as this Form 10-Q, is reported in accordance with Securities and Exchange Commission rules. Disclosure controls are also intended to ensure that such information is accumulated and communicated to Management, including the Principal Executive Officer (President and Chief Executive Officer) and Principal Financial Officer (Acting Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation as of March 31, 2021, pursuant to Exchange Act Rule 13a-15(b), our Management, including our Principal Executive Officer and Principal Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act 13a-15(e)) are effective.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

As previously disclosed, the SEC is conducting an investigation into our EPS calculation practices, which focuses on periods prior to 2018. Following receipt of a letter from the SEC in November 2017 regarding its inquiry into those practices followed by a subpoena in March 2018, we authorized our outside counsel to conduct an internal investigation, under the direction of the Company’s Audit Committee, into matters related to the SEC subpoena. This investigation was completed in March 2019 and we continue to cooperate with the SEC’s investigation and document requests. The Company and the SEC have been engaged in discussions regarding a potential resolution of the investigation.

On March 22, 2019, a putative shareholder class action lawsuit was filed against the Company and our Chief Executive Officer in the U.S. District Court for the Eastern District of Pennsylvania, seeking unspecified monetary damages and other relief on behalf of the plaintiff class. The initial complaint, which was filed by a plaintiff purportedly on behalf of all purchasers of our securities between April 11, 2017 and March 4, 2019 (the “Class Period”), alleges violations of the federal securities laws in connection with the matters related to our EPS calculation practices. On September 17, 2019, the complaint was amended to, among other things, extend the Class Period to cover the period between April 8, 2014 and March 4, 2019, and to name additional individuals affiliated with the Company as defendants.

On March 17, 2021, the parties reached an agreement in principle to settle the action on a class-wide basis. The parties executed a term sheet outlining the pertinent terms of the proposed settlement, which is subject to confidentiality obligations at this time and remains subject to final documentation and approval by the court. Our insurance carriers have agreed to pay the entirety of the settlement amount upon court approval of the settlement.

The Company continues to vigorously defend against all active litigation claims asserted. Any of the foregoing matters could result in substantial costs to the Company, divert management’s attention and resources, and adversely affect the Company’s business condition or harm its reputation, regardless of their merit or outcome. In addition, the uncertainty of the pending lawsuit or potential filing of additional lawsuits could lead to more volatility and a reduction in the Company’s stock price.

In light of the uncertainties involved in such proceedings, the ultimate outcome of a particular matter could become material to the Company’s results of operations for a particular period depending on, among other factors, the size of the loss or liability imposed and the level of the Company’s operating income for that period.

Item 1A. Risk Factors

There have been no other material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this Report:

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following financial information from the Company’s Form 10-Q for the quarterly period ended March 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE SERVICES GROUP, INC.

Date:	April 23, 2021	/s/ Theodore Wahl
Theodore Wahl
President & Chief Executive Officer
(Principal Executive Officer)

Date:	April 23, 2021	/s/ Andrew M. Brophy
Andrew M. Brophy
Acting Principal Accounting Officer
(Principal Financial and Accounting Officer)