Form 10-Q
period 2021-09-30
HEALTHCARE SERVICES GROUP INC
filed 2021-10-22
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $.01 par value: 74,539,000 shares outstanding as of October 20, 2021.

Healthcare Services Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2021

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report and documents incorporated by reference into it may contain forward-looking statements within the meaning of federal securities laws, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “estimates,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services to the healthcare industry, primarily providers of long-term care; the impact of and future effects of the COVID-19 pandemic or other potential pandemics; having a significant portion of our consolidated revenues contributed by one customer during the nine months ended September 30, 2021; credit and collection risks associated with the healthcare industry; our claims experience related to workers’ compensation and general liability insurance (including any litigation claims, enforcement actions, regulatory actions and investigations arising from personal injury and loss of life related to COVID-19); the effects of changes in, or interpretations of laws and regulations governing the healthcare industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor-related matters such as minimum wage increases; the Company’s expectations with respect to selling, general, and administrative expense; continued realization of tax benefits arising from our corporate reorganization and self-funded health insurance program; the impact of the concluded Securities and Exchange Commission investigation and ongoing related class action lawsuit; risks associated with the reorganization of our corporate structure; and the risk factors described in Part I of our Form 10-K for the fiscal year ended December 31, 2020 under “Government Regulation of Clients,” “Service Agreements and Collections,” and “Competition,” under Item IA. “Risk Factors” in such Form 10-K and under Item IA. “Risk Factors” in this Form 10-Q.

These factors, in addition to delays in payments from customers and/or customers in bankruptcy, have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results would be adversely affected by continued inflation particularly if increases in the costs of labor and labor-related costs, materials, supplies and equipment used in performing services (including the impact of potential tariffs and COVID-19) could not be passed on to our customers.

In addition, we believe that to improve our financial performance we must continue to obtain service agreements with new customers, retain and provide new services to existing customers, achieve modest price increases on current service agreements with existing customers and/or maintain internal cost reduction strategies at our various operational levels. Furthermore, we believe that our ability to sustain the internal development of managerial personnel is an important factor impacting future operating results and the successful execution of our projected growth strategies. There can be no assurance that we will be successful in that regard.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Healthcare Services Group, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS:
Current assets:
Cash and cash equivalents	$79,582	$139,330
Marketable securities, at fair value	125,583	125,012
Accounts and notes receivable, less allowance for doubtful accounts of $61,879 and $59,906 as of September 30, 2021 and December 31, 2020, respectively	289,725	255,474
Inventories and supplies	26,714	31,586
Prepaid expenses and other assets	44,460	21,001
Total current assets	566,064	572,403
Property and equipment, net	27,817	26,561
Goodwill	65,545	51,084
Other intangible assets, less accumulated amortization of $26,715 and $23,466 as of September 30, 2021 and December 31, 2020, respectively	17,039	18,187
Notes receivable — long–term portion, less allowance for doubtful accounts of $6,135 and $7,895 as of September 30, 2021 and December 31, 2020, respectively	30,651	34,417
Deferred compensation funding, at fair value	50,711	46,825
Deferred income taxes	35,776	35,554
Total assets	$793,603	$785,031

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$50,493	$52,239
Accrued payroll and related taxes	42,354	70,614
Other accrued expenses	36,843	17,797
Accrued insurance claims	24,164	21,610
Total current liabilities	153,854	162,260
Accrued insurance claims — long-term portion	63,135	60,818
Deferred compensation liability	50,747	46,827
Accrued payroll and related taxes - noncurrent	23,302	23,302
Lease liability — long-term portion	11,798	11,363
Other long-term liabilities	10,562	—

Commitments and contingencies (Note 14)

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000 shares authorized; 75,997 and 75,798 shares issued, and 74,565 and 74,485 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	760	758
Additional paid-in capital	291,899	282,206
Retained earnings	197,550	200,893
Accumulated other comprehensive income, net of taxes	3,981	5,563
Common stock in treasury, at cost, 1,432 and 1,313 shares as of September 30, 2021 and December 31, 2020, respectively	(13,985)	(8,959)
Total stockholders’ equity	480,205	480,461
Total liabilities and stockholders’ equity	$793,603	$785,031
See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$415,590	$435,947	$1,221,512	$1,337,126
Operating costs and expenses:
Costs of services provided	364,822	365,443	1,037,852	1,140,116
Selling, general and administrative expense	38,780	37,337	128,818	108,819
Other income (expense):
Investment and other income, net	462	4,279	6,311	7,197
Interest expense	(329)	(314)	(1,017)	(1,062)
Income before income taxes	12,121	37,132	60,136	94,326

Income tax provision	2,581	9,488	16,378	23,391
Net income	$9,540	$27,644	$43,758	$70,935

Per share data:
Basic earnings per common share	$0.13	$0.37	$0.58	$0.95
Diluted earnings per common share	$0.13	$0.37	$0.58	$0.95

Weighted average number of common shares outstanding:
Basic	74,943	74,700	74,983	74,684
Diluted	75,076	74,777	75,170	74,768

Comprehensive income:
Net income	$9,540	$27,644	$43,758	$70,935
Other comprehensive income:
Unrealized (loss) gain on available-for-sale marketable securities, net of taxes	(1,014)	873	(1,582)	1,996
Total comprehensive income	$8,526	$28,517	$42,176	$72,931

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$43,758	$70,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,961	10,752
Bad debt provision	10,790	6,756
Deferred income tax expense (benefit)	198	(8,247)
Share-based compensation expense	6,968	5,917
Amortization of premium on marketable securities	1,740	1,409
Unrealized gain on deferred compensation fund investments	(3,958)	(4,210)
Loss on sale of assets	1,157	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(41,275)	22,440
Inventories and supplies	4,872	3,825
Prepaid expenses and other assets	(23,459)	(3,588)
Deferred compensation funding	72	488
Accounts payable and other accrued expenses	10,694	(9,104)
Accrued payroll, accrued and withheld payroll taxes	(26,085)	14,356
Income taxes payable	—	17,420
Accrued insurance claims	4,871	8,450
Deferred compensation liability	4,427	3,950
Net cash provided by operating activities	5,731	141,549
Cash flows from investing activities:
Disposals of fixed assets	201	475
Additions to property and equipment	(4,202)	(3,074)
Purchases of marketable securities	(16,683)	(8,242)
Sales of marketable securities	12,368	5,979
Cash paid for acquisition	(6,000)	—
Net cash used in investing activities	(14,316)	(4,862)
Cash flows from financing activities:
Dividends paid	(46,672)	(45,383)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	69	69
Proceeds from the exercise of stock options	2,238	1,893
Purchases of treasury stock	(5,397)	—
Repayments of short-term borrowings	—	(10,000)
Payments of statutory withholding on net issuance of restricted stock units	(1,401)	(675)
Net cash used in financing activities	(51,163)	(54,096)
Net change in cash and cash equivalents	(59,748)	82,591
Cash and cash equivalents at beginning of the period	139,330	27,329
Cash and cash equivalents at end of the period	$79,582	$109,920

Supplemental disclosure of non-cash investing activities
Accrued variable consideration from acquisition of a business	$10,562	$—

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	For the nine months ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	75,798	$758	$282,206	$5,563	$200,893	$(8,959)	$480,461
Comprehensive income:
Net income for the period	—	—	—	—	24,653	—	24,653
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(1,271)	—	—	(1,271)
Comprehensive income for the period							$23,382
Exercise of stock options and other share-based compensation, net of shares tendered for payment	156	2	1,473	—	—	—	1,475
Payment of statutory withholding on issuance of restricted stock units	—	—	(1,501)	—		—	(1,501)
Share-based compensation expense	—	—	2,104	—	—	—	2,104
Treasury shares issued for Deferred Compensation Plan funding and redemptions	—	—	545	—	—	(36)	509
Shares issued pursuant to Employee Stock Plan	—	—	1,554	—	—	498	2,052
Dividends paid and accrued, $0.21 per share	—	—	—	—	(15,526)	—	(15,526)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	18	—	—	5	23
Other	4	—	123	—	—	—	123
Balance, March 31, 2021	75,958	$760	$286,522	$4,292	$210,020	$(8,492)	$493,102
Comprehensive income:
Net income for the period	—	—	—	—	9,565	—	9,565
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	703	—	—	703
Comprehensive income for the period							$10,268
Exercise of stock options and other share-based compensation, net of shares tendered for payment	11	—	380	—	—	—	380
Share-based compensation expense	—	—	2,159	—	—	—	2,159
Purchases of treasury stock	—	—	—	—	—	(1,835)	(1,835)
Treasury shares issued for Deferred Compensation Plan funding and redemptions	—	—	60	—	—	(61)	(1)
Dividends paid and accrued, $0.21 per share	—	—	—	—	(15,792)	—	(15,792)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	17	—	—	6	23
Balance, June 30, 2021	75,969	$760	$289,138	$4,995	$203,793	$(10,382)	$488,304
Comprehensive income:
Net income for the period	—	—	—	—	9,540	—	9,540
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(1,014)	—	—	(1,014)
Comprehensive income for the period							$8,526
Exercise of stock options and other share-based compensation, net of shares tendered for payment	28	—	383	—	—	—	383
Payment of statutory withholding on issuance of restricted stock units	—	—	100	—	—	—	100
Share-based compensation expense	—	—	2,214	—	—	—	2,214
Purchases of treasury stock	—	—	—	—	—	(3,562)	(3,562)
Treasury shares issued for Deferred Compensation Plan funding and redemptions	—	—	50	—	—	(50)	—
Dividends paid and accrued, $0.21 per share	—	—	—	—	(15,783)	—	(15,783)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	14	—	—	9	23
Balance, September 30, 2021	75,997	$760	$291,899	$3,981	$197,550	$(13,985)	$480,205

See accompanying notes to consolidated financial statements.

	For the nine months ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	75,557	$756	$270,614	$2,919	$195,455	$(9,439)	$460,305
Adjustment to adopt credit-loss guidance[1]	—	—	—	—	(32,099)	—	(32,099)
Balance, January 1, 2020	75,557	$756	$270,614	$2,919	$163,356	$(9,439)	$428,206
Comprehensive income:
Net income for the period	—	—	—	—	20,190	—	20,190
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(533)	—	—	(533)
Comprehensive income for the period							$19,657
Exercise of stock options and other share-based compensation, net of shares tendered for payment	162	1	1,723	—	—	—	1,724
Payment of statutory withholding on issuance of restricted stock and restricted stock units	—	—	(661)	—	—	—	(661)
Share-based compensation expense	—	—	1,822	—	—	—	1,822
Treasury shares issued for Deferred Compensation Plan funding and redemptions	—	—	417	—	—	111	528
Shares issued pursuant to Employee Stock Plan	—	—	1,329	—	—	506	1,835
Dividends paid and accrued, $0.20 per share	—	—	—	—	(15,142)	—	(15,142)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	16	—	—	7	23
Other	6	—	187	—	—	—	187
Balance, March 31, 2020	75,725	$757	$275,447	$2,386	$168,404	$(8,815)	$438,179
Comprehensive income:
Net income for the period	—	—	—	—	23,101	—	23,101
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	1,656	—	—	1,656
Comprehensive income for the period							$24,757
Exercise of stock options and other stock-based compensation, net of shares tendered for payment	7	—	138	—	—	—	138
Share-based compensation expense	—	—	1,830	—	—	—	1,830
Treasury shares issued for Deferred Compensation Plan funding and redemptions	—	—	51	—	—	(53)	(2)
Dividends paid and accrued, $0.20 per share	—	—	—	—	(15,237)	—	(15,237)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	16	—	—	6	22
Balance, June 30, 2020	75,732	$757	$277,482	$4,042	$176,268	$(8,862)	$449,687
Comprehensive income:
Net income for the period	—	—	—	—	27,644	—	27,644
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	873	—	—	873
Comprehensive income for the period	—	—	—	—	—	—	$28,517
Exercise of stock options and other share-based compensation, net of shares tendered for payment	2	—	31	—	—	—	31
Payment of statutory withholding on issuance of restricted stock and restricted stock units	—	—	(14)	—	—	—	(14)
Share-based compensation expense	—	—	1,840	—	—	—	1,840
Treasury shares issued for Deferred Compensation Plan funding and redemptions	—	—	53	—	—	(54)	(1)
Dividends paid and accrued, $0.20 per share	—	—	—	—	(15,334)	—	(15,334)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	16	—	—	8	24
Balance, September 30, 2020	75,734	$757	$279,408	$4,915	$188,578	$(8,908)	$464,750
1.See Note 4—Allowance for Doubtful Accounts regarding the new credit-loss guidance.
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

Allowance for Doubtful Accounts

The guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification subtopic 326 Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”) became effective and was adopted by the Company prospectively as of January 1, 2020. In adopting ASC 326, the Company replaced its previous incurred loss impairment model for estimating credit losses on accounts and notes receivables for its reporting of quarterly and annual financial results with an expected loss model prepared in accordance with ASC 326. While the incurred loss impairment model had the Company recognize credit losses when it was probable that a loss had been incurred, ASC 326 requires the Company to estimate the lifetime expected credit losses on such instruments and to record an allowance to offset the receivables. ASC 326 requires the recognition of credit losses that are expected based on existing accounts and notes receivable as compared to the incurred loss approach. Accordingly, credit losses under ASC 326 generally are recognized earlier in the life cycle of a receivable than under the Company’s previous incurred loss model. Modeling must be prepared after considering historical experience, current conditions, and reasonable and supportable economic forecasts to estimate lifetime expected credit losses. Under the previous incurred loss impairment model, credit losses were recognized when Management determined that it was more likely than not that a loss had been incurred and such loss was estimable.

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

Leases

The Company records assets and liabilities on the balance sheet to recognize the rights and obligations arising from leasing arrangements with contractual terms greater than 12 months, in accordance with FASB Accounting Standards Codification subtopic ASC 842 Leases (“ASC 842”). A leasing arrangement includes any contract which entitles the Company to the right of use of an identified tangible asset where there are no restrictions as to the direct of use of the asset, and the Company obtains substantially all of the economic benefits from the right of use. As of September 30, 2021 and December 31, 2020, the Company was only the lessee of operating lease arrangements.
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

No impairment loss was recognized on the Company's intangible assets or goodwill during the nine months ended September 30, 2021 or 2020.

Concentrations of Credit Risk

The Company’s financial instruments that are subject to credit risk are cash and cash equivalents, marketable securities, deferred compensation funding and accounts and notes receivable. At September 30, 2021 and December 31, 2020, substantially all of the Company’s cash and cash equivalents and marketable securities were held in one large financial institution located in the United States. The Company’s marketable securities are fixed income investments which are highly liquid and can be readily purchased or sold through established markets.

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

Housekeeping

Housekeeping accounted for $621.3 million and $675.4 million of the Company’s consolidated revenues for the nine months ended September 30, 2021 and 2020, respectively, which represented approximately 50.9% and 50.5% of the Company’s revenues in each respective period. The Housekeeping services include managing customers’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the customers’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the customers’ facilities. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality-control procedures including continuous training and employee evaluation.

Dietary

Dietary services accounted for $600.2 million and $661.8 million of the Company’s consolidated revenues for the nine months ended September 30, 2021 and 2020, respectively, which represented approximately 49.1% and 49.5% of the Company’s revenues in each respective period. Dietary services consist of managing customers’ dietary departments which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support provided by a District Manager specializing in dietary services. The Company also offers clinical consulting services to facilities which if contracted is a service bundled within the monthly service provided to customers. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate dietitian services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

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

The Company performs services and provides goods in accordance with its customers' contracts. Such contracts typically provide for a renewable one year service term, cancellable by either party upon 30 to 90 days’ notice, after an initial period of 60 to 120 days. A performance obligation is the unit of account under ASC 606 and is defined as a promise in a contract to transfer a distinct good or service to the customer. The Company’s Housekeeping and Dietary contracts relate to the provision of bundles of goods, services or both, which represent a series of distinct goods and services that are substantially the same and that have the same pattern of transfer to the customer. The Company accounts for the series as a single performance obligation satisfied over time, as the customer simultaneously receives and consumes the benefits of the goods and services provided. Revenue is recognized using the output method, which is based upon the delivery of goods and services to the customers’ facilities. In limited cases, the Company provides goods, services or both, before the execution of a written contract. In these cases, the Company defers the recognition of revenue until a contract is executed. The amount of such deferred revenue was $0.4 million and $0.1 million as of September 30, 2021 and December 31, 2020, respectively. Additionally, substantially all such revenue amounts deferred as of December 31, 2020 were subsequently recognized as revenue during the nine months ended September 30, 2021.

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

The Company allocates the transaction price to each performance obligation, noting that the bundle of goods, services or goods and services provided under each Housekeeping and Dietary contract represent a single performance obligation satisfied over time. The Company recognizes the related revenue when it satisfies the performance obligation by transferring a bundle of promised goods, services or both to a customer. Such recognition is on a monthly or weekly basis, as goods are provided and services are performed. In some cases, the Company requires customers to pay in advance for goods and services to be provided. As of September 30, 2021 and December 31, 2020, the value of the contract liabilities associated with customer prepayments was less than $0.1 million and $2.3 million, respectively. Additionally, substantially all such revenue amounts deferred as of December 31, 2020 were subsequently recognized as revenue during the nine months ended September 30, 2021.

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

At September 30, 2021, the Company had $298.9 million related to performance obligations that were unsatisfied or partially unsatisfied for which the Company expects to recognize revenue. The Company expects to recognize revenue on approximately 41.3% of the remaining performance obligations over the next 12 months, with the balance to be recognized thereafter. These amounts exclude variable consideration primarily related to performance obligations that consist of a series of distinct service periods with revenues based on future performance that cannot be estimated at contract inception. The Company also has elected to apply the practical expedient that permits exclusion of information about the remaining performance obligations with original expected durations of one year or less.

Note 3—Accounts and Notes Receivable

The Company’s accounts and notes receivable balances consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(in thousands)
Short-term
Accounts and notes receivable	$351,604	$315,380
Allowance for doubtful accounts	(61,879)	(59,906)
Total net short-term accounts and notes receivable	$289,725	$255,474
Long-term
Notes receivable	$36,786	$42,312
Allowance for doubtful accounts	(6,135)	(7,895)
Total net long-term notes receivable	$30,651	$34,417
Total net accounts and notes receivable	$320,376	$289,891

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

The guidance in ASC 326 permits entities to make an accounting policy election not to measure an estimate for credit losses on accrued interest if those entities write-off accrued interest deemed uncollectible in a timely manner. The Company follows an income recognition policy on all interest earned on notes receivable. Under such policy the Company accounts for all notes receivable on a non-accrual basis and defers the recognition of any interest income until receipt of cash payments. This policy was established, recognizing the environment of the long-term care industry, and not because such notes receivable are necessarily impaired. Accordingly, the Company does not record a credit loss adjustment for accrued interest. Interest income from notes receivable for both the three months ended September 30, 2021 and 2020 was $0.3 million, respectively. Interest income from notes receivable for the nine months ended September 30, 2021 and 2020 was $1.0 million and $1.3 million, respectively.

As part of the Company’s adoption of ASC 326, there are additional disclosures required to be made on a class of financing receivable basis. The following table presents the Company’s two tiers of notes receivable further disaggregated by year of origination, as well as write-off activity for the current nine month period ended September 30, 2021.

	Notes Receivable
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in thousands)
Notes Receivable
Standard notes receivable	$11,414	$8,181	$2,060	$18,980	$21,289	$1,560	$63,484
Elevated risk notes receivable	$—	$—	$617	$—	$723	$1,374	$2,714

Current-period gross write-offs	$—	$—	$—	$315	$2,493	$—	$2,808
Current-period recoveries	—	—	(1)	—	—	(37)	(38)
Current-period net write-offs	$—	$—	$(1)	$315	$2,493	$(37)	$2,770

The following table provides information as to the status of payment on the Company’s notes receivable which were past due as of September 30, 2021:

	Age Analysis of Past-Due Notes Receivable as of September 30, 2021
	0-90 Days	91 - 180 Days	Greater than 181 Days	Total
	(in thousands)
Notes Receivable
Standard notes receivable	$5,709	$877	$5,589	$12,175
Elevated risk notes receivable	—	—	2,714	2,714
	$5,709	$877	$8,303	$14,889

The following tables provide a summary of the changes in the Company’s allowance for doubtful accounts on a portfolio segment basis for the three months ended September 30, 2021 and 2020.

	Allowance for doubtful accounts
Portfolio Segment:	June 30, 2021	Write-Offs[1]	Bad Debt Expense	September 30, 2021
	(in thousands)
Accounts receivable	$50,243	$(427)	$4,230	$54,046

Notes Receivable
Standard notes receivable	$12,534	$—	$(149)	$12,385
Elevated risk notes receivable	1,583	—	—	1,583
Total notes receivable	$14,117	$—	$(149)	$13,968
Total accounts and notes receivable	$64,360	$(427)	$4,081	$68,014
1.Write-offs are shown net of recoveries. During the three months ended September 30, 2021, the Company collected an immaterial amount of accounts receivables and notes receivables which had previously been written-off as uncollectible.

	Allowance for doubtful accounts
Portfolio Segment:	June 30, 2020	Write-Offs[1]	Bad Debt Expense	September 30, 2020
	(in thousands)
Accounts receivable	$66,299	$(2,475)	$967	$64,791

Notes Receivable
Standard notes receivable	$11,869	$(253)	$(132)	$11,484
Elevated risk notes receivable	5,818	—	—	5,818
Total notes receivable	$17,687	$(253)	$(132)	$17,302
Total accounts and notes receivable	$83,986	$(2,728)	$835	$82,093
1.Write-offs are shown net of recoveries. During the three months ended September 30, 2020, the Company collected $0.1 million of accounts receivables which had previously been written-off as uncollectible.
The following tables provide a summary of the changes in the Company’s allowance for doubtful accounts on a portfolio segment basis for the nine months ended September 30, 2021 and 2020.

	Allowance for doubtful accounts
Portfolio Segment:	December 31, 2020	Write-Offs[1]	Bad Debt Expense	September 30, 2021
	(in thousands)
Accounts receivable	$51,052	$(7,807)	$10,801	$54,046

Notes receivable
Standard notes receivable	$13,258	$(9)	$(864)	$12,385
Elevated risk notes receivable	3,491	(2,761)	853	1,583
Total notes receivable	$16,749	$(2,770)	$(11)	$13,968
Total accounts and notes receivable	$67,801	$(10,577)	$10,790	$68,014
1.Write-offs are shown net of recoveries. During the nine months ended September 30, 2021, the Company collected $0.1 million of accounts receivables and notes receivables which had previously been written-off as uncollectible.

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
2.Write-offs are shown net of recoveries. During the nine months ended September 30, 2020, the Company collected $0.9 million of accounts receivables which had previously been written-off as uncollectible.

Note 5—Changes in Accumulated Other Comprehensive Income by Component

The Company's accumulated other comprehensive income consists of unrealized gains and losses from the Company’s available-for-sale marketable securities. The following table provides a summary of the changes in accumulated other comprehensive income for the nine months ended September 30, 2021 and 2020:

	Unrealized Gains and Losses on Available-for-Sale Securities[1]
	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Accumulated other comprehensive income — beginning balance	$5,563	$2,919
Other comprehensive (loss) income before reclassifications	(1,421)	1,925
(Gains) losses reclassified from other comprehensive income[2]	(161)	71
Net current period other comprehensive (loss) income[3]	(1,582)	1,996
Accumulated other comprehensive income — ending balance	$3,981	$4,915
1.All amounts are net of tax
2.Realized gains and losses were recorded pre-tax under “Investment and other income” in the Consolidated Statements of Comprehensive Income. For the nine months ended September 30, 2021, the Company recorded $0.2 million of realized gains from the sale of available-for-sale securities. For the nine months ended September 30, 2020, the Company recorded $0.1 million of realized losses from the sale of available-for-sale securities. Refer to Note 9—Fair Value Measurements herein for further information.
3.For the nine months ended September 30, 2021, the changes in other comprehensive income were net of a tax benefit of $0.4 million. For the nine months ended September 30, 2020, the changes in other comprehensive income were net of a tax expense of $0.5 million.

	Amounts Reclassified from Accumulated Other Comprehensive Income
	2021	2020
	(in thousands)
Three Months Ended September 30,
Losses from the sale of available-for-sale securities	$(7)	$(7)
Tax benefit	5	2
Net loss reclassified from accumulated other comprehensive income	$(2)	$(5)
Nine Months Ended September 30,
Gains (losses) from the sale of available-for-sale securities	$221	$(94)
Tax (expense) benefit	(60)	23
Net gain (loss) reclassified from accumulated other comprehensive income	$161	$(71)

Note 6—Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded over the estimated useful life of each class of depreciable asset, and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

The following table sets forth the amounts of property and equipment by each class of depreciable asset as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(in thousands)
Housekeeping and dietary equipment	$13,145	$13,862
Computer hardware and software	5,402	6,015
Operating lease — right-of-use assets	32,032	26,074
Other[1]	1,601	1,581
Total property and equipment, at cost	52,180	47,532
Less accumulated depreciation	24,363	20,971
Total property and equipment, net	$27,817	$26,561
1.Includes furniture and fixtures, leasehold improvements and autos and trucks including auto leases.

Depreciation expense for both the three months ended September 30, 2021 and 2020 was $2.5 million. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $7.7 million and $7.6 million, respectively. Of the depreciation expense recorded for the three and nine months ended September 30, 2021, $1.6 million and $4.7 million related to the depreciation of the Company’s operating lease - right-of-use assets (“ROU Assets”), respectively. Of the depreciation expense recorded for the three and nine months ended September 30, 2020, $1.4 million and $4.2 million related to the depreciation of the Company’s operating lease - right-of-use assets (“ROU Assets”), respectively.

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

Upon adopting ASC 842, the Company made accounting policy elections using practical expedients offered under the guidance to combine lease and non-lease components within leasing arrangements and to recognize the payments associated with short-term leases in earnings on a straight-line basis over the lease term, with the cost associated with variable lease payments recognized when incurred. These accounting policy elections impact the value of the Company’s ROU Assets and Lease Liabilities. The value of the Company’s ROU Assets is determined as the non-depreciated fair value of its leasing arrangements and is recorded to Property and Equipment, net on the Company’s Consolidated Balance Sheets. The value of the Company’s Lease Liabilities is the present value of fixed lease payments not yet paid, discounted using either the rate implicit in the lease contract if that rate can be determined, or the Company’s incremental borrowing rate (“IBR”) and is recorded in Other accrued expenses and Lease liability — long-term portion on the Company’s Consolidated Balance Sheets. The Company’s IBR is determined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment.

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

Components of lease expense required by ASC 842 are presented below for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Lease cost
Operating lease cost	$1,629	$1,404
Short-term lease cost	122	135
Variable lease cost	73	188
Total lease cost	$1,824	$1,727

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Lease cost
Operating lease cost	$4,547	$4,153
Short-term lease cost	558	388
Variable lease cost	(458)	450
Total lease cost	$4,647	$4,991

Supplemental information required by ASC 842 is presented below for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	2021	2020
	(dollar amounts in thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,902	$2,793
Weighted-average remaining lease term — operating leases	4.8 years	5.1 years
Weighted-average discount rate — operating leases	4.2%	4.9%

During the three and nine months ended September 30, 2021, the Company’s ROU Assets and Lease Liabilities were reduced by $0.3 million and $0.6 million, respectively, due to lease cancellations. During the three and nine months ended September 30, 2020, the Company's ROU Assets and Lease Liabilities were reduced by $0.1 million and $0.3 million, respectively, due to lease cancellations.

The following is a schedule by calendar year of future minimum lease payments under operating leases that have remaining terms as of September 30, 2021:

Period/Year	Operating Leases
(in thousands)
October 1 to December 31, 2021	$1,683
2022	6,131
2023	4,354
2024	2,225
2025	1,311
2026	1,337
Thereafter	2,867
Total minimum lease payments	$19,908
Less: imputed lease discount	$1,700
Present value of lease liabilities	$18,208

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

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remainder of 2021, the following five fiscal years and thereafter:

Period/Year	Total Amortization Expense
(in thousands)
October 1 to December 31, 2021	$1,105
2022	$4,416
2023	$3,420
2024	$2,286
2025	$2,286
2026	$2,270
Thereafter	$1,256

Amortization expense for the three and nine months ended September 30, 2021 was $1.1 million and $3.3 million, respectively. Amortization expense for the three and nine months ended September 30, 2020 was $1.0 million and $3.1 million, respectively.

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

The Company’s marketable securities primarily consist of tax-exempt municipal bonds, which are classified as available-for-sale and are reported at fair value. Unrealized gains and losses associated with these investments are included in other comprehensive income (net of tax) within the Consolidated Statements of Comprehensive Income. The fair value of these marketable securities is classified within Level 2 of the fair value hierarchy, as these securities are measured using quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable. Such valuations are determined by a third-party pricing service. For the three and nine months ended September 30, 2021, the Company recorded unrealized losses, net of taxes of $1.0 million and $1.6 million on marketable securities, respectively. For the three and nine months ended September 30, 2020, the Company recorded unrealized gains, net of taxes of $0.9 million and $2.0 million on marketable securities, respectively.

For the three months ended September 30, 2021 and 2020, the Company received total proceeds, less the amount of interest received, of $0.3 million and $0.2 million, respectively, from sales of available-for-sale municipal bonds. For both the three months ended September 30, 2021 and 2020, these sales resulted in realized losses of less than $0.1 million. For the nine months ended September 30, 2021 and 2020, the Company received total proceeds, less the amount of interest received, of $12.4 million and $6.0 million, respectively, from sales of available-for-sale municipal bonds. For the nine months ended September 30, 2021 and 2020, these sales resulted in realized gains of $0.2 million and realized losses of $0.1 million, respectively, which were recorded in “Other income – Investment and other income, net” in the Consolidated Statements of Comprehensive Income. The basis for the sale of these securities was the specific identification of each bond sold during the period.

The investments under the funded deferred compensation plan are accounted for as trading securities and unrealized gains or losses are included in earnings. The fair value of these investments are determined based on quoted market prices (Level 1). For the three months ended September 30, 2021 and 2020, the Company recognized unrealized losses of $0.1 million and unrealized gains of $3.2 million, respectively, related to equity securities still held at the respective reporting dates. For the nine months ended September 30, 2021 and 2020, the Company's recognized unrealized gains of $4.0 million and $4.2 million, respectively, related to equity securities still held at the respective reporting dates.

The following tables provide fair value measurement information for the Company’s marketable securities and deferred compensation fund investments as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$125,583	$125,583	$—	$125,583	$—

Deferred compensation fund
Money Market[1]	$2,934	$2,934	$—	$2,934	$—
Balanced and Lifestyle	11,922	11,922	11,922	—	—
Large Cap Growth	18,833	18,833	18,833	—	—
Small Cap Growth	6,010	6,010	6,010	—	—
Fixed Income	4,882	4,882	4,882	—	—
International	2,328	2,328	2,328	—	—
Mid Cap Growth	3,801	3,801	3,801	—	—
Deferred compensation fund	$50,711	$50,711	$47,777	$2,934	$—

	As of December 31, 2020
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$125,012	$125,012	$—	$125,012	$—

Deferred compensation fund
Money Market[1]	$3,006	$3,006	$—	$3,006	$—
Balanced and Lifestyle	10,815	10,815	10,815	—	—
Large Cap Growth	17,223	17,223	17,223	—	—
Small Cap Growth	5,337	5,337	5,337	—	—
Fixed Income	4,850	4,850	4,850	—	—
International	2,250	2,250	2,250	—	—
Mid Cap Growth	3,344	3,344	3,344	—	—
Deferred compensation fund	$46,825	$46,825	$43,819	$3,006	$—
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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-than-temporary Impairments
	(in thousands)
September 30, 2021
Type of security:
Municipal bonds — available-for-sale	$120,543	$5,316	$(276)	$125,583	$—
Total debt securities	$120,543	$5,316	$(276)	$125,583	$—

December 31, 2020
Type of security:
Municipal bonds — available-for-sale	$117,970	$7,043	$(1)	$125,012	$—
Total debt securities	$117,970	$7,043	$(1)	$125,012	$—

The following table summarizes the contractual maturities of debt securities held at September 30, 2021 and December 31, 2020, which are classified as marketable securities in the Consolidated Balance Sheets:

	Municipal Bonds — Available-for-Sale
Contractual maturity:	September 30, 2021	December 31, 2020
	(in thousands)
Maturing in one year or less	$6,207	$2,927
Maturing in second year through fifth year	32,788	26,324
Maturing in sixth year through tenth year	52,902	55,366
Maturing after ten years	33,686	40,395
Total debt securities	$125,583	$125,012

Note 10—Shared-Based Compensation

The components of the Company’s shared-based compensation expense for the nine months ended September 30, 2021 and 2020 are as follows:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Stock options	$1,381	$1,594
Restricted stock units and deferred stock units	4,797	3,898
Performance stock units	299	—
Employee Stock Purchase Plan	491	425
Total pre-tax share-based compensation expense charged against income[1]	$6,968	$5,917
1.Share-based compensation expense is recorded in cost of services and selling, general and administrative expense in the Company’s Consolidated Statements of Comprehensive Income.

At September 30, 2021, the unrecognized compensation cost related to unvested stock options and awards was $20.0 million. The weighted average period over which these awards will vest is approximately 2.9 years.

2020 Omnibus Incentive Plan

On May 26, 2020, the Company adopted the 2020 Omnibus Incentive Plan (the “2020 Plan”) after approval by the Company's Shareholders at the Annual Meeting of Shareholders. The 2020 Plan provides that current or prospective officers, employees, non-employee directors and advisors can receive share-based awards such as stock options, performance stock units, restricted stock units and other stock awards. The 2020 Plan seeks to encourage profitability and growth of the Company through short-term and long-term incentives that are consistent with the Company's operating objectives.

As of September 30, 2021, there were 4.9 million shares of common stock reserved for issuance under the 2020 Plan, of which, 2.0 million are available for future grant. The amount of shares available for issuance under the 2020 Plan will increase when outstanding awards under the Company's Second Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”) are subsequently forfeited, terminated, lapsed, or satisfied thereunder in cash or property other than shares. No stock award will have a term in excess of 10 years. The Nominating, Compensation and Stock Option Committee (the “NCSO”) of the Board of Directors is responsible for determining the terms of the grants in accordance with the 2020 Plan.

Stock Options

A summary of stock options outstanding under the 2020 Plan and the 2012 Plan as of December 31, 2020 and changes during the nine months ended September 30, 2021 are as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price
	(in thousands)
December 31, 2020	2,098	$33.35
Granted	207	$28.45
Exercised	(98)	$22.93
Forfeited	(1)	$39.38
Expired	(10)	$33.64
September 30, 2021	2,196	$33.35

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2021 and 2020 was $7.01 and $4.65 per common share, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2021 and 2020 was $0.6 million and $0.9 million, respectively.

The fair value of stock option awards granted in 2021 and 2020 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Nine Months Ended September 30,
	2021	2020
Risk-free interest rate	0.6%	1.8%
Weighted average expected life	6.6 years	6.6 years
Expected volatility	34.7%	26.6%
Dividend yield	2.9%	3.2%

The following table summarizes other information about the stock options at September 30, 2021:

September 30, 2021
(amounts in thousands, except per share data)
Outstanding:
Aggregate intrinsic value	$900
Weighted average remaining contractual life	5.1 years
Exercisable:
Number of options	1,551
Weighted average exercise price	$33.32
Aggregate intrinsic value	$800
Weighted average remaining contractual life	4.0 years

Restricted Stock Units

The fair value of outstanding restricted stock units was determined based on the market price of the shares on the date of grant. During the nine months ended September 30, 2021, the Company granted 0.3 million restricted stock units to its employees with a weighted average grant date fair value of $28.53 per unit. During the nine months ended September 30, 2020, the Company granted 0.3 million restricted stock units with a weighted average grant date fair value of $24.43 per unit.

During the nine months ended September 30, 2021 and 2020, the Company did not grant any restricted stock.

A summary of the outstanding restricted stock units as of December 31, 2020 and changes during the nine months ended September 30, 2021 is as follows:

	Restricted Stock Units
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2020	561	$33.31
Granted	262	$28.53
Vested	(147)	$35.48
Forfeited	(12)	$29.88
September 30, 2021	664	$31.01

Performance Stock Units

On January 4, 2021, the NCSO granted 35,000 Performance Stock Units (“PSUs”) to the Company's executive officers. Such PSUs are contingent upon the achievement of certain total shareholder return (“TSR”) targets as compared to the TSR of the S&P 400 MidCap Index and the participant's continued employment with the Company for the three year period ending December 31, 2023, the date at which such awards vest. The unrecognized share-based compensation cost of the TSR-based PSU awards at September 30, 2021 is $0.9 million and is expected to be recognized over a weighted-average period of 2.4 years.

A summary of the outstanding PSUs as of December 31, 2020 and changes during the nine months ended September 30, 2021 is as follows:

	Performance Stock Units
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2020	—	$—
Granted	35	$34.52
Vested	—	$—
Forfeited	—	$—
September 30, 2021	35	$34.52

Deferred Stock Units

On June 4, 2021, the NCSO granted 10,000 Deferred Stock Units (“DSUs”) to the Company's non-employee directors. Each DSU award vests in one year. Once vested, the recipient shall be entitled to receive a lump sum payment of a number of shares equal to the total number of DSUs issued to such recipient upon the first to occur of (i) the five year anniversary of the date of grant, (ii) the recipient's death, disability or separation of service from the Board, or (iii) a change of control (as defined by the 2020 Plan). The unrecognized share-based compensation cost of the DSU awards at September 30, 2021 is $0.2 million and is expected to be recognized over a weighted-average period of 0.7 years.

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) is currently available through 2026 to all eligible employees. All full-time and part-time employees who work an average of 20 hours per week and have completed two years of continuous service with the Company are eligible to participate. Annual offerings commence and terminate on the respective year’s first and last calendar day.

Under the ESPP, the Company is authorized to issue up to 4.1 million shares of its common stock to its employees. Pursuant to such authorization, there are 2.1 million shares available for future grant at September 30, 2021.

The expense associated with the options granted under the ESPP during the nine months ended September 30, 2021 and 2020 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Nine Months Ended September 30,
	2021	2020
Risk-free interest rate	0.1%	1.6%
Weighted average expected life (years)	1.0	1.0
Expected volatility	61.7%	42.0%
Dividend yield	2.9%	3.3%

Deferred Compensation Plan

The Company offers a Supplemental Executive Retirement Plan (“SERP”) for executives and certain key employees. The SERP allows participants to defer a portion of their earned income on a pre-tax basis and as of the last day of each plan year, each participant will be credited with a match of a portion of their deferral in the form of the Company’s common stock based on the then-current market value. Under the SERP, the Company is authorized to issue 1.0 million shares of its common stock to its employees. Pursuant to such authorization, the Company has 0.3 million shares available for future grant at September 30, 2021. At the time of issuance, such shares are accounted for at cost as treasury stock.

The following table summarizes information about the SERP during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
SERP expense [1]	$458	$444
Unrealized gain recorded in SERP liability account	$3,990	$3,973
1.Both the SERP match and the deferrals are included in the selling, general and administrative caption in the Consolidated Statements of Comprehensive Income.

Note 11—Income Taxes

The Company’s annual effective tax rate is impacted by the tax effects of option exercises, vested awards, and the payment pertaining to the settlement with the Securities and Exchange Commission (“SEC”) to resolve its investigation, which are all treated as discrete items in the reporting period in which they occur, and therefore cannot be considered in the calculation of the estimated annual effective tax rate. The impact on the Company’s income tax provision through the nine months ended September 30, 2021 for such discrete items was approximately $2.2 million.

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

The Company accounts for income taxes using the asset and liability method, which results in recognizing income tax expense based on the amount of income taxes payable or refundable for the current year. Additionally, the Company regularly evaluates the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on the evaluation, there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years ended December 31, 2017 through 2020 (with regard to U.S. federal income tax returns) and December 31, 2016 through 2020 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2021.

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

Note 12—Segment Information

The Company manages and evaluates its operations in two reportable segments: Housekeeping (housekeeping, laundry, linen and other services) and Dietary (dietary department services). Although both segments serve a similar customer base and share many operational similarities, they are managed separately due to distinct differences in the type of services provided, as well as the specialized expertise required of the professional management personnel responsible for delivering each segment’s services. Such services are rendered pursuant to discrete contracts, specific to each reportable segment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenues
Housekeeping	$203,379	$223,423	$621,278	$675,366
Dietary	212,211	212,524	600,234	661,760
Total	$415,590	$435,947	$1,221,512	$1,337,126

Income before income taxes
Housekeeping	$17,237	$24,784	$68,025	$73,983
Dietary	7,259	19,630	41,075	52,627
Corporate and eliminations[1]	(12,375)	(7,282)	(48,964)	(32,284)
Total	$12,121	$37,132	$60,136	$94,326
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Numerator for basic and diluted earnings per share:
Net income	$9,540	$27,644	$43,758	$70,935

Denominator:
Weighted average number of common shares outstanding - basic	74,943	74,700	74,983	74,684
Effect of dilutive securities [1]	133	77	187	84
Weighted average number of common shares outstanding - diluted	75,076	74,777	75,170	74,768

Basic earnings per share:	$0.13	$0.37	$0.58	$0.95

Diluted earnings per share:	$0.13	$0.37	$0.58	$0.95
1.Certain outstanding equity awards are anti-dilutive and therefore excluded from the calculation of the weighted average number of diluted common shares outstanding.

Anti-dilutive outstanding equity awards under share-based compensation plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Anti-dilutive	2,184	2,244	1,788	2,145

Note 14—Other Contingencies

Line of Credit

At September 30, 2021, the Company had a $475 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a float rate, based on the Company’s leverage ratio, and starting at LIBOR plus 115 basis points (or if LIBOR becomes unavailable, the higher of the Overnight Bank Funding Rate, plus 50 basis points and the Prime Rate). As of September 30, 2021 and December 31, 2020, there were no borrowings under the line of credit. The line of credit requires the Company to satisfy two financial covenants, with which the Company is in compliance as of September 30, 2021. The line of credit expires on December 21, 2023.

At September 30, 2021, the Company also had outstanding $64.9 million in irrevocable standby letters of credit, which relate to payment obligations under the Company’s insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $64.9 million to $410.1 million at September 30, 2021. The letters of credit expire on January 4, 2022.

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

As previously disclosed, the Securities and Exchange Commission (the “SEC”) conducted an investigation into the Company’s earnings per share (“EPS”) calculation practices. Following receipt of a letter from the SEC in November 2017 regarding its inquiry into those practices and a subpoena in March 2018, the Company authorized King & Spalding to conduct an internal investigation, under the direction of the Company’s Audit Committee, into matters related to the SEC subpoena. This investigation was completed in March 2019, and the Company continued to cooperate with the SEC’s investigation and document requests after that time. The Company, its former Chief Financial Officer (now current Chief Administrative Officer), and its Controller reached a settlement with the SEC, which was approved by the SEC commissioners and publicly announced on August 24, 2021. The Company and the individuals neither admitted nor denied the findings in the Commission's order, which stated, among other things, that during certain quarters between 2014 and 2015, the Company failed to timely record the financial impact of certain loss contingencies and maintain accurate books, records and sufficient internal account controls. Under the terms of the settlement, the Company paid a $6.0 million civil monetary penalty during the third quarter of 2021.

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

On March 17, 2021, the parties reached an agreement in principle to settle the action on a class-wide basis. On June 30, 2021, the plaintiff filed an unopposed motion for an order preliminarily approving a proposed class action settlement, preliminarily certifying the settlement class, and approving notice to the settlement class. On September 15, 2021, the Court entered an order preliminarily approving the $16.8 million settlement and providing for notice to settlement class members. Our insurance carriers have agreed to pay the entirety of the settlement amount upon court approval of the settlement. As of March 31, 2021, the associated contingency was included within the “Other accrued expenses” and “Prepaid expenses and other assets” captions on the Company's Consolidated Balance Sheet. Refer to Note 15—Subsequent Events herein for further information.

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

Note 15—Subsequent Events

On October 15, 2021 the Company’s directors’ and officers’ liability insurance carriers paid a $16.8 million settlement to resolve a putative shareholder class action lawsuit originally filed against the Company and its Chief Executive Officer in the U.S. District Court for the Eastern District of Pennsylvania on March 22, 2019.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items when comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of September 30, 2021 and December 31, 2020 and the notes accompanying those financial statements.

COVID-19 Considerations

The Company’s priorities during the COVID-19 pandemic are protecting the health and safety of our employees; maximizing the impact of our main services in helping customers with the housekeeping and dietary services needs of their facilities, and deploying the talents of our employees and our resources to help the communities we serve meet and overcome the current challenges. In the quarter ended September 30, 2021, the COVID-19 pandemic did not have a material net impact on our consolidated operating results. Revenues for the quarter ended September 30, 2021 included $5.2 million of COVID-19 supplemental billings, primarily related to employee pay premiums passed through to customers, which were offset by temporary decreases in recurring billings as a result of census-driven cost reductions in staffing and purchasing. In the future, the pandemic may cause reduced demand for our services if, for example, the pandemic results in a recessionary economic environment to the long-term care and skilled nursing industries in which we serve; however since the services that we offer are essential to our customers, and although there can be no assurance, we believe that over the long term, there will continue to be strong demand for our services. The full impact that COVID-19 will have on our future revenues is not known at this time.

Our ability to operate without significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees, with particular measures in place for those working in our customer facilities. For the quarter ended September 30, 2021, we maintained the consistency of our operations during the onset of the COVID-19 pandemic. We will continue to innovate in managing our business, coordinating with nursing departments to do our part in the infection prevention and control continuum and remain flexible in responding to our customer-partners. However, the continued uncertainty resulting from the pandemic and the effect of the vaccine could result in an unforeseen disruption to our workforce and supply chain (for example an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations.

Through September 30, 2021, we continue to generate operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets. We have also not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

For additional information on risk factors related to the pandemic or other risks that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the “Form 10-K”).

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of healthcare facilities, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to approximately 3,000 facilities throughout the continental United States as of September 30, 2021.

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

At September 30, 2021, Housekeeping services were provided at essentially all of our approximately 3,000 customer facilities, generating approximately 50.9% or $621.3 million of our total revenues for the nine months ended September 30, 2021. Dietary services were provided to over 1,500 customer facilities at September 30, 2021 and contributed approximately 49.1% or $600.2 million of our total revenues for the nine months ended September 30, 2021.

Three Months Ended September 30, 2021 and 2020

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, for the three months ended September 30, 2021 and 2020. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial results relate primarily to corporate level transactions and adjustments related to transactions recorded at the reportable segment level which use methods other than generally accepted accounting principles.

	Three Months Ended September 30,
	2021	2020	% Change
	(in thousands)
Revenues
Housekeeping	$203,379	$223,423	(9.0)%
Dietary	212,211	212,524	(0.1)%
Consolidated	$415,590	$435,947	(4.7)%

Costs of services provided
Housekeeping	$186,142	$198,639	(6.3)%
Dietary	204,952	192,894	6.3%
Corporate and eliminations	(26,272)	(26,090)	0.7%
Consolidated	$364,822	$365,443	(0.2)%

Selling, general and administrative expense
Corporate and eliminations	$38,780	$37,337	3.9%

Investment and other income, net
Corporate and eliminations	$462	$4,279	(89.2)%

Interest expense
Corporate and eliminations	$(329)	$(314)	4.8%

Income (loss) before income taxes
Housekeeping	$17,237	$24,784	(30.5)%
Dietary	7,259	19,630	(63.0)%
Corporate and eliminations	(12,375)	(7,282)	(69.9)%
Consolidated	$12,121	$37,132	(67.4)%

Housekeeping and Dietary revenues represented approximately 48.9% and 51.1% of consolidated revenues for the three months ended September 30, 2021, respectively.

The following table sets forth the ratio of certain items to consolidated revenues:

	Three Months Ended September 30,
	2021	2020
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	87.8%	83.8%
Selling, general and administrative expense	9.3%	8.6%
Other income (expense):
Investment and other income, net	0.1%	1.0%
Interest expense	(0.1)%	(0.1)%
Income before income taxes	2.9%	8.5%
Income tax	0.6%	2.2%
Net income	2.3%	6.3%

Revenues

Consolidated

Consolidated revenues decreased 4.7% to $415.6 million for the three months ended September 30, 2021 compared to $435.9 million for the corresponding period in 2020, as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping and Dietary revenues decreased 9.0% and 0.1%, respectively, during the three months ended September 30, 2021 compared to the corresponding period in 2020, primarily driven by decreases in recurring billings as a result of census-driven reductions in staffing and purchasing, a decrease in the number of facilities serviced and an agreement with a customer to modified pricing and payment terms, offset by $0.5 million of COVID-19 supplemental billings recognized during the three months ended September 30, 2021, primarily related to employee pay premiums passed through to customers. The full impact that COVID-19 will have on our future revenues is not yet known at this time.

Costs of Services Provided

Consolidated

Consolidated costs of services provided decreased by 0.2% to $364.8 million for the three months ended September 30, 2021 compared to $365.4 million for the three months ended September 30, 2020. During the three months ended September 30, 2021, costs of services related to COVID-19 were primarily billed back to our customers. Any future increases to both labor and supplies expense as a result of COVID-19 are possible, however we anticipate, although there can be no assurance, that we will be reimbursed from our customers for most COVID-19 related costs which are outside the scope of services or supplies which we are contractually obligated. The terms in our service agreements support this anticipation and the expectation of our customers' eligibility for additional reimbursement under enacted and proposed government regulations.

The following table provides a comparison of key indicators we consider when managing the consolidated costs of services provided:

	Three Months Ended September 30,
Costs of Services Provided - Key Indicators as a % of Consolidated Revenue	2021	2020	Change
Bad debt provision	1.0%	0.2%	0.8%
Self-insurance costs	2.9%	2.7%	0.2%
The increase in the bad debt provision was impacted by the current aging of our accounts receivables as of the quarter ended September 30, 2021.

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues, increased to 91.5% for the three months ended September 30, 2021 from 88.9% in the corresponding period in 2020. Costs of services provided for Dietary, as a percentage of Dietary revenues, increased to 96.6% for the three months ended September 30, 2021 from 90.8% in the corresponding period in 2020.

The following table provides a comparison of the key indicators we consider when managing costs of services provided at the segment level, as a percentage of the respective segment’s revenues:

	Three Months Ended September 30,
Costs of Services Provided - Key Indicators as a % of Segment Revenue	2021	2020	Change
Housekeeping labor and other labor-related costs	81.9%	80.5%	1.4%
Housekeeping supplies	6.7%	6.7%	—%
Dietary labor and other labor-related costs	64.8%	63.1%	1.7%
Dietary supplies	28.8%	25.8%	3.0%

The increase in the cost of housekeeping and dining labor as a percentage of the respective revenues was driven by increased wage rates and premium pay to stabilize labor shortages while the increase in the cost of dietary supplies was driven by continued inflation during the quarter ended September 30, 2021.

Consolidated Selling, General and Administrative Expense

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under the deferred compensation plan. These investments represent the amounts held on behalf of the participating employees and changes in the value of these investments affect the amount of our deferred compensation liability. Losses on the plan investments during the three months ended September 30, 2021 decreased our total selling, general and administrative expense, while gains on plan investments during the corresponding period in 2020 increased our total selling, general and administrative expense. There is a possibility for additional increased selling, general and administrative expense related to the pandemic but such costs at this time are not expected to be material.

Excluding the change in the deferred compensation plan described above, consolidated selling, general and administrative expense increased $4.9 million or 14.3% for the three months ended September 30, 2021 compared to the corresponding period in 2020. The increase was driven by increased payroll costs and increased travel and entertainment costs incurred during the search for new business.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative expense excluding change in deferred compensation liability	$38,996	$34,127	$4,869	14.3%
(Loss) gain on deferred compensation plan investments	(216)	3,210	(3,426)	106.7%
Selling, general and administrative expense	$38,780	$37,337	$1,443	3.9%

Consolidated Investment and Other Income, net

Investment and other income decreased 89.2% to $0.5 million for the three months ended September 30, 2021 compared to the corresponding 2020 period, primarily due to market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan.

Consolidated Interest Expense

Consolidated interest expense increased 4.8% to $0.3 million for the three months ended September 30, 2021.

Consolidated Income Taxes

During the three months ended September 30, 2021, the Company recognized a provision for income taxes of $2.6 million, or 21.3% effective tax rate, versus $9.5 million, or 25.6% effective tax rate, for the same period in 2020. The actual annual effective tax rate will be impacted by the tax effects of option exercises, vested awards, and the payment pertaining to the settlement with the SEC to resolve its investigation, which are all treated as discrete items in the reporting period in which they occur, and therefore are not considered in the calculation of the estimated annual effective tax rate. The impact on our income tax provision for the three months ended September 30, 2021 for such discrete items was $0.7 million.

The Company’s estimate for the 2021 effective tax rate has not been adjusted for any impact related to COVID-19 as the impact on the Company's effective tax rate at this time is not expected to be material.

Nine Months Ended September 30, 2021 and 2020

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, for the nine months ended September 30, 2021 and 2020. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial results relate primarily to corporate level transactions and adjustments related to transactions recorded at the reportable segment level which use methods other than generally accepted accounting principles.

	Nine Months Ended September 30,
	2021	2020	% Change
	(in thousands)
Revenues
Housekeeping	$621,278	$675,366	(8.0)%
Dietary	600,234	661,760	(9.3)%
Consolidated	$1,221,512	$1,337,126	(8.6)%

Costs of services provided
Housekeeping	$553,253	$601,383	(8.0)%
Dietary	559,159	609,133	(8.2)%
Corporate and eliminations	(74,560)	(70,400)	5.9%
Consolidated	$1,037,852	$1,140,116	(9.0)%

Selling, general and administrative expense
Corporate and eliminations	$128,818	$108,819	18.4%

Investment and other income, net
Corporate and eliminations	$6,311	$7,197	(12.3)%

Interest expense
Corporate and eliminations	$(1,017)	$(1,062)	(4.2)%

Income (loss) before income taxes
Housekeeping	$68,025	$73,983	(8.1)%
Dietary	41,075	52,627	(22.0)%
Corporate and eliminations	(48,964)	(32,284)	51.7%
Consolidated	$60,136	$94,326	(36.2)%

Housekeeping and Dietary revenues represented approximately 50.9% and 49.1% of consolidated revenues for the nine months ended September 30, 2021, respectively.
The following table sets forth the ratio of certain items to consolidated revenues:

	Nine Months Ended September 30,
	2021	2020
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	85.0%	85.3%
Selling, general and administrative expense	10.5%	8.1%
Other income (expense):
Investment and other income, net	0.5%	0.5%
Interest expense	(0.1)%	(0.1)%
Income before income taxes	4.9%	7.0%
Income tax	1.3%	1.7%
Net income	3.6%	5.3%

Revenues

Consolidated

Consolidated revenues decreased 8.6% to $1.2 billion for the nine months ended September 30, 2021 compared to $1.3 billion for the corresponding period in 2020 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping and Dietary revenues decreased 8.0% and 9.3%, respectively, during the nine months ended September 30, 2021 compared to the corresponding period in 2020, primarily driven by decreases in recurring billings as a result of census-driven reductions in staffing and purchasing, a decrease in number of facilities serviced and an agreement with a customer to modified pricing and payment terms, offset by $5.2 million of COVID-19 supplemental billings recognized during the nine months ended September 30, 2021, primarily related to employee pay premiums passed through to customers. The full impact that COVID-19 will have on our future revenues is not yet known at this time.

Costs of services provided

Consolidated

Consolidated costs of services provided decreased in line with revenues of 9.0% to $1.0 billion for the nine months ended September 30, 2021 compared to $1.1 billion for the nine months ended September 30, 2020.

The following table provides a comparison of key indicators we consider when managing the consolidated costs of services provided:

	Nine Months Ended September 30,
Costs of Services Provided - Key Indicators as a % of Consolidated Revenue	2021	2020	Change
Bad debt provision	0.9%	0.5%	0.4%
Self-insurance costs	2.8%	2.7%	0.1%
Self-insurance costs have remained steady and the increase in the bad debt provision was impacted by the current aging of our accounts receivables as of September 30, 2021.

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues, increased to 89.1% for the nine months ended September 30, 2021 from 89.0% in the corresponding period in 2020. Costs of services provided for Dietary, as a percentage of Dietary revenues, increased to 93.2% for the nine months ended September 30, 2021 from 92.0% in the corresponding period in 2020.

The following table provides a comparison of the key indicators we consider when managing costs of services provided at the segment level, as a percentage of the respective segment’s revenues:

	Nine Months Ended September 30,
Costs of Services Provided - Key Indicators as a % of Segment Revenue	2021	2020	Change
Housekeeping labor and other labor-related costs	80.1%	80.2%	(0.1)%
Housekeeping supplies	6.4%	7.0%	(0.6)%
Dietary labor and other labor-related costs	63.8%	63.5%	0.3%
Dietary supplies	26.8%	26.5%	0.3%

Variations within these key indicators relate to the provision of services at facilities served and changes in the mix of customers for whom we provide supplies or do not provide supplies. Management focuses on building efficiencies and managing labor and other costs at the facility level, as well as managing supply chain costs, for new and existing facilities. The increase in dietary supplies spend as a percentage of dining revenues was driven by continued inflation and the mix of business where we provide all dining department supplies.

Consolidated Selling, General and Administrative Expense

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under the deferred compensation plan. These investments represent the amounts held on behalf of the participating employees and changes in the value of these investments affect the amount of our deferred compensation liability. Gains on the plan investments during the nine months ended September 30, 2021 and 2020 increased our total selling, general and administrative expense for these periods. There is a possibility for additional increased selling, general and administrative expense related to the pandemic but such costs at this time are not expected to be material.

Excluding the change in the deferred compensation plan described above, consolidated selling, general and administrative expense increased $20.0 million or 19.1% for the nine months ended September 30, 2021 compared to the corresponding period in 2020. The increase was primarily a result of increased payroll costs, increased travel and entertainment costs incurred during the search for new business and increased legal and professional fees incurred, including $6.0 million related to the settlement of the SEC inquiry regarding the Company's earnings per share calculation practices and $3.0 million related to a negotiated settlement of California labor and employment matters.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative expense excluding change in deferred compensation liability	$124,827	$104,846	$19,981	19.1%
(Loss) gain on deferred compensation plan investments	3,991	3,973	18	(0.5)%
Selling, general and administrative expense	$128,818	$108,819	$19,999	18.4%

Consolidated Investment and Interest Income, net

Investment and other income decreased 12.3% to $6.3 million for the nine months ended September 30, 2021 compared to the corresponding 2020 period, primarily due to market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan.

Consolidated Interest Expense

Consolidated interest expense decreased 4.2% to $1.0 million for the nine months ended September 30, 2021 compared to the corresponding 2020 period due to less interquarter borrowings.

Consolidated Income Taxes

During the nine months ended September 30, 2021 and 2020, the Company recognized a provision for income taxes of $16.4 million, or 27.2% and $13.9 million or 24.8%, respectively. The actual annual effective tax rate will be impacted by the tax effects of option exercises, vested awards, and the payment pertaining to the settlement with the SEC to resolve its investigation, which are all treated as discrete items in the reporting period in which they occur, and therefore are not considered in the calculation of the estimated annual effective tax rate. The impact on our income tax provision for the nine months ended September 30, 2021 for such discrete items was approximately $2.2 million.

The Company’s estimate for the 2021 effective tax rate has not been adjusted for any impacts related to COVID-19 as the impact at this time is not expected to be material.

Liquidity and Capital Resources

Cash generated through operations is our primary source of liquidity. At September 30, 2021, we had cash, cash equivalents and marketable securities of $205.2 million and working capital of $412.2 million, compared to December 31, 2020 cash, cash equivalents and marketable securities of $264.3 million and working capital of $410.1 million. Our current ratio was 3.7 to 1 at September 30, 2021 versus 3.5 to 1 at December 31, 2020. Marketable securities represent fixed income investments that are highly liquid and can be readily purchased or sold through established markets. Such securities are held by our captive insurance company to satisfy capital requirements of the state regulator related to captive insurance companies. Through September 30, 2021, the pandemic has not negatively impacted the Company’s liquidity position.

For the nine months ended September 30, 2021 and 2020, our cash flows were as follows:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$5,731	$141,549
Net cash used in investing activities	$(14,316)	$(4,862)
Net cash used in financing activities	$(51,163)	$(54,096)

Operating Activities

Our primary sources of cash from operating activities are the revenues generated from our Housekeeping and Dietary services. Our primary uses of cash from operating activities are the funding of our payroll and other personnel-related costs, as well as the costs of supplies used in providing our services. For the nine months ended September 30, 2020 cash flow from operations included a $32.3 million increase which related to the deferral of payroll taxes under the Coronavirus Aid, Relief, and Economic Security Act. Such deferral, along with the timing of cash receipts and cash payments, offset by the decrease in net income are the primary drivers of the period-over-period changes in net cash provided by operating activities

We have not changed our expectations on future cash flows from operating activities due to COVID-19. We anticipate that several of our customers may experience changes in their cash flows however we will continue to pursue collections in accordance with our service agreements.

Investing Activities

Our principal uses of cash for investing activities are the purchases of marketable securities and capital expenditures such as those for housekeeping and food service equipment, computer software and equipment, and furniture and fixtures (see “Capital Expenditures” below for additional information). Such uses of cash are partially offset by proceeds from sales of marketable securities. On April 26, 2021, we acquired a business for $16.5 million, inclusive of $6.0 million in cash and $10.5 million in accrued variable consideration. We have recognized the transaction as a business combination; however, we are still working to finalize the allocation of the purchase price.

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

Financing Activities

The primary use of cash for financing activities is the payment of dividends. We have paid regular quarterly cash dividends since the second quarter of 2003. During 2021, we paid a regular quarterly cash dividend to shareholders totaling $46.7 million as follows:

	Quarter Ended
	September 30, 2021	June 30, 2021	March 31, 2021

Cash dividend paid per common share	$0.20875	$0.20750	$0.20625
Total cash dividends paid	$15,640	$15,560	$15,472
Record date	August 20, 2021	May 21, 2021	February 26, 2021
Payment date	September 24, 2021	June 25, 2021	March 26, 2021

The dividends paid to shareholders during the nine months ended September 30, 2021 were funded by cash generated from operations. Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or regarding the amount of future dividend payments, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

We remain authorized to repurchase 1.4 million shares of our common stock pursuant to previous Board of Directors’ authorization. The Company entered into a 10b5-1 plan (the “Plan”). The Plan was adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in order to assist the Company in implementing its share repurchase plans. Pursuant to the Company's share repurchase program and as authorized by the Board of Directors on March 12, 2021, we have purchased 0.2 million shares of the Company's common stock during the nine months ended September 30, 2021 for a total cost of $5.4 million inclusive of transaction costs.

Line of Credit

At September 30, 2021, we had a $475 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a floating rate, based on our leverage ratio, and starting at LIBOR plus 115 basis points (or if LIBOR becomes unavailable, the higher of the Overnight Bank Funding Rate, plus 50 basis points and the Prime Rate). At September 30, 2021, there were no borrowings under the line of credit.

The line of credit requires us to satisfy two financial covenants. The covenants and their respective status at September 30, 2021 were as follows:

Covenant Descriptions and Requirements	As of September 30, 2021
Funded debt [1] to EBITDA [2] ratio: less than 3.50 to 1.00	0.26
EBITDA to Interest Expense ratio: not less than 3.00 to 1.00	85.51
1.All indebtedness for borrowed money including, but not limited to, capitalized lease obligations, reimbursement obligations in respect of letters of credit and guarantees of any such indebtedness.
2.Net income plus interest expense, income tax expense, depreciation, amortization, stock compensation expense and extraordinary non-recurring losses/gains.

As noted above, we were in compliance with our financial covenants at September 30, 2021 and we expect to remain in compliance. The line of credit expires on December 21, 2023. We believe that our existing capacity under the line of credit provides adequate liquidity.

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

At September 30, 2021, we also had outstanding $64.9 million in irrevocable standby letters of credit, which relate to payment obligations under our insurance programs.

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new customers obtained. Such capital expenditures primarily consist of housekeeping and food service equipment purchases, laundry and linen equipment installations, computer hardware and software, and furniture and fixtures. Although we have no specific material commitments for capital expenditures through the end of calendar year 2021, we estimate that for 2021 we will have capital expenditures of approximately $5.0 million to $7.0 million, of which we have made $4.2 million through September 30, 2021. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would seek to obtain necessary capital from such sources as long-term debt or equity financing.

Material Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, other than our irrevocable standby letter of credit previously discussed.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to the consolidated financial statements included in our Annual Report on Form 10-K (the “Form 10-K”) for the period ended December 31, 2020. As described in such notes, we recognize revenue in the period in which the performance obligation is satisfied. Refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2021, we had $205.2 million in cash, cash equivalents and marketable securities. The fair value of all of our cash equivalents and marketable securities are determined based on “Level 1” or “Level 2” inputs, which are based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are intended to ensure that information required to be disclosed in our reports under the Exchange Act, such as this Form 10-Q, is reported in accordance with Securities and Exchange Commission rules. Disclosure controls are also intended to ensure that such information is accumulated and communicated to Management, including the Principal Executive Officer (President and Chief Executive Officer) and Principal Financial Officer (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation as of September 30, 2021, pursuant to Exchange Act Rule 13a-15(b), our Management, including our Principal Executive Officer and Principal Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act 13a-15(e)) are effective.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

As previously disclosed, the SEC conducted an investigation into our EPS calculation practices. Following receipt of a letter from the SEC in November 2017 regarding its inquiry into those practices and a subpoena in March 2018, we authorized King & Spalding to conduct an internal investigation, under the direction of the Company’s Audit Committee, into matters related to the SEC subpoena. This investigation was completed in March 2019, and we continued to cooperate with the SEC’s investigation and document requests after that time. The Company, our former CFO (now current Chief Administrative Officer), and our Controller reached a settlement with the SEC, which was approved by the SEC commissioners and publicly announced on August 24, 2021. The Company and the individuals neither admitted nor denied the findings in the Commission's order, which stated, among other things, that during certain quarters between 2014 and 2015, the Company failed to timely record the financial impact of certain loss contingencies and maintain accurate books, records and sufficient internal account controls. Under the terms of the settlement, we paid a $6.0 million civil monetary penalty during the third quarter of 2021.

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

On March 17, 2021, the parties reached an agreement in principle to settle the action on a class-wide basis. On June 30, 2021, the plaintiff filed an unopposed motion for an order preliminarily approving a proposed class action settlement, preliminarily certifying the settlement class, and approving notice to the settlement class. On September 15, 2021, the Court entered an order preliminarily approving the settlement and providing for notice to settlement class members. The $16.8 million settlement was funded by the Company's directors' and officers' liability insurance carriers and paid on or about October 15, 2021. The Court has scheduled a final approval hearing for January 10, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 12, 2021, the Company's Board of Directors authorized and the Company entered into a 10b5-1 plan (the “Plan”). The Plan was adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Exchange Act, in order to assist the Company in implementing its share repurchase plans.

Shares repurchased pursuant to the Plan during the nine months ended September 30, 2021, were as follows.

Nine Months Ended September 30, 2021	Total number of shares of common stock repurchased	Average price paid per share of common stock[1]	Aggregate purchase price of common stock repurchases	Number of remaining shares authorized for repurchase
			(in thousands)
Second quarter	60,500	$30.41	$1,835	1,585
July	31,500	$30.31	$929	1,553
August	45,750	26.07	1,193	1,507
September	55,500	25.97	1,439	1,452
Third quarter	132,750	$27.45	$3,562	1,452
Year-to-date	193,250	$28.93	$5,397	1,452
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

Item 6. Exhibits

The following exhibits are filed as part of this Report:

Exhibit Number	Description
4.1*	Amendment No. 4 to the Healthcare Services Group, Inc. Employee Stock Purchase Plan, dated as of July 20, 2021
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following financial information from the Company’s Form 10-Q for the quarterly period ended September 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
* Indicates a management plan or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE SERVICES GROUP, INC.

Date:	October 22, 2021	/s/ Theodore Wahl
Theodore Wahl
President & Chief Executive Officer
(Principal Executive Officer)

Date:	October 22, 2021	/s/ Andrew M. Brophy
Andrew M. Brophy
Principal Accounting Officer
(Principal Financial and Accounting Officer)