Form 10-K
period 2021-12-31
HEALTHCARE SERVICES GROUP INC
filed 2022-02-18
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on the attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☑
The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of the registrant as of the close of business on June 30, 2021 was approximately $2.32 billion based on the closing sale price of the Common Stock on the NASDAQ Global Select Market on that date. The determination of affiliate status is not a determination for any other purpose. The registrant does not have any non-voting common equity authorized or outstanding.
Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock (Common Stock, $.01 par value) as of the latest practicable date (February 16, 2022). 73,999,000

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 31, 2022 have been incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

Healthcare Services Group, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2021

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K may contain forward-looking statements within the meaning of federal securities laws, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “estimates,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services to the healthcare industry, primarily providers of long-term care; the impact of and future effects of the COVID-19 pandemic or other potential pandemics; having a significant portion of our consolidated revenues contributed by one customer during the year ended December 31, 2021; credit and collection risks associated with the healthcare industry; our claims experience related to workers’ compensation and general liability insurance (including any litigation claims, enforcement actions, regulatory actions and investigations arising from personal injury and loss of life related to COVID-19); the effects of changes in, or interpretations of laws and regulations governing the healthcare industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor-related matters such as minimum wage increases; the Company’s expectations with respect to selling, general, and administrative expense; the impact of the concluded Securities and Exchange Commission investigation and related class action lawsuit; and the risk factors described in Part I of this report under “Government Regulation of Customers,” “Service Agreements and Collections,” and “Competition” and under “Item 1A. Risk Factors.”

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

PART I

In this Annual Report on Form 10-K for the year ended December 31, 2021, Healthcare Services Group, Inc. (together with its wholly-owned subsidiaries listed in Exhibit 21, which has been filed as part of this Report) is referred to using terms such as the “Company,” “we,” “us” or “our.”

Item I.   Business.

General

Healthcare Services Group, Inc. is a Pennsylvania corporation, incorporated on November 22, 1976. We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of healthcare facilities, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to approximately 3,000 facilities throughout the continental United States as of December 31, 2021.

Segment Information

The information called for herein is discussed below in Description of Services, and within Item 8 of this Annual Report on Form 10-K under Note 14 — Segment Information in the Notes to Consolidated Financial Statements for the years ended December 31, 2021, 2020 and 2019.

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

Our labor force is interchangeable with respect to the services within Housekeeping, while the Dietary labor force is specific to Dietary operations. In addition, there are some differences in the expertise of the professional management personnel responsible for the services of the respective segments. Although there can be no assurance, we believe each segment provides opportunities for growth.

Housekeeping

Housekeeping accounted for approximately 50.0%, or $821.3 million, of our consolidated revenues in 2021. The services provided under this segment include managing our customers’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the customers’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the customers’ facilities. Upon beginning service with a customer facility, we typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation, and on-site testing for infection control.

Housekeeping’s operating performance is significantly impacted by our management of labor costs. In order to normalize and evaluate such costs in the context of the Company’s financial performance, management reviews labor costs as a percentage of Housekeeping segment revenues. Housekeeping labor costs represented approximately 80.9% of Housekeeping revenues for 2021. Changes in employee compensation resulting from legislative or other governmental actions, market factors, adjustments to staffing levels, and the composition of our labor force may adversely impact these costs. Similarly, an increase in the costs of supplies consumed in performing Housekeeping services may impact Housekeeping’s operating performance. In 2021, the cost of Housekeeping supplies as a percentage of Housekeeping revenues was 6.5%. Generally, the cost of such supplies is dictated by specific product market conditions, subject to price fluctuations influenced by factors outside of our control. Where possible, we negotiate fixed pricing from vendors for an extended period of time on certain supplies to mitigate such price fluctuations.

Dietary

Dietary services represented approximately 50.0%, or $820.6 million, of our consolidated revenues in 2021. Dietary services consist of managing our customers’ dietary departments, which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support provided by a District Manager specializing in dietary services. We also offer clinical consulting services to our dietary customers, which may be provided as a stand-alone service, or bundled with other dietary department services. Upon beginning service with a customer facility, we typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate dietitian services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality-control procedures including continuous training, employee evaluation, management of food supplies, and minimizing food waste and supply deliveries.

Dietary operating performance is impacted by price fluctuations in labor and supply costs resulting from similar factors discussed above for Housekeeping. In 2021, the costs of labor and food-related supplies represented approximately 64.0% and 27.9% of Dietary segment revenues, respectively.

Significant Customers

For the years ended December 31, 2021, 2020 and 2019, both the Housekeeping and Dietary segments earned revenue from several significant customers, including Genesis Healthcare, Inc. (“Genesis”). For the years ended December 31, 2021, 2020 and 2019, Genesis accounted for $177.1 million or 10.8%, $258.7 million or 14.7% and $287.8 million or 15.6% of the Company’s consolidated revenues, respectively. Revenues generated from Genesis were included in both operating segments mentioned above. Any extended discontinuance of revenues, or significant reduction of revenues, from this customer could, if not replaced, have a material impact on our operations. No other single customer or customer group represented more than 10% of consolidated revenues for the years ended December 31, 2021, 2020 and 2019.

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

Market

The market for our services consists of a large number of facilities involved in various aspects of the healthcare industry, including long-term and post-acute care facilities (e.g., skilled nursing facilities, residential care and assisted living facilities) and hospitals (e.g., acute care, critical access, psychiatric). Such facilities may be specialized or general, privately owned or public, for-profit or not-for-profit, and may serve residents on a long-term or short-term basis. We market our services to facilities after consideration of a variety of factors including facility type, size, location, and service opportunities (Housekeeping or Dietary). Although there can be no assurance, the market for our services, particularly in long-term and post-acute care, is expected to continue to grow as the population of the United States ages and as government reimbursement policies require increased cost control or containment by the constituents that comprise our target market.

Marketing and Sales

Our services are primarily marketed and sold by our marketing and sales teams. These marketing and sales efforts are supported by all levels of our corporate and operational management team. We provide incentive compensation to our sales and operational personnel based on achieving financial and non-financial goals and objectives, which are aligned with the key elements we believe are necessary for us to achieve overall improvement in our results, along with continued business development.

Our services are marketed and sold primarily through referrals and solicitation of target facilities. We also participate in industry trade shows as well as federal and state healthcare advocacy associations and related events. Such programs are typically attended by facility owners, administrators and supervisory personnel, thus presenting marketing opportunities for us. Indications of interest in our services arising from initial marketing efforts are followed up with a presentation regarding our services and an assessment of the service requirements of the facility. Thereafter, a formal proposal, including operational recommendations and proposed costs, is submitted to the prospective customer. Once the prospective customer accepts the proposal and executes our service agreement, we are structured to timely and efficiently establish our operations and systems at the customer facilities.

Government Regulation of Customers

We do not directly participate in any government reimbursement programs and our contractual relationships with our customers determine their payment obligations to us. However, our customers are subject to government regulation and laws which directly affect how they are paid for certain services they provide. Therefore, because our customers’ revenues are generally highly reliant on Medicare and Medicaid reimbursement funding rates, the overall effect of laws and trends in the long-term care industry have affected and could adversely affect our customers’ cash flows, and their ability to make payments to us in accordance with agreed upon payment terms (see “Liquidity and Capital Resources” included in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

The prospects for legislative action, both on the federal and state level, regarding funding for nursing homes and the long-term care industry are uncertain. We are unable to predict or to estimate the ultimate impact of any further changes in reimbursement programs affecting our customers’ future results of operations and/or their impact on our cash flows and operations.

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

Service Agreements and Collections

We have historically had a favorable customer retention rate and, although there can be no assurance, we expect to continue to maintain satisfactory relationships with our customers, despite many of our service agreements being cancellable on short notice.

We have had varying collections experiences with respect to our accounts and notes receivable. We have sometimes extended the period of payment for certain customers beyond contractual terms. Such customers include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for such collection issues and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $10.5 million, $9.6 million and $25.5 million in the years ended December 31, 2021, 2020 and 2019, respectively (see Schedule II - Valuation and Qualifying Accounts and Reserves for year-end balances). As a percentage of total revenues, these provisions represented approximately 0.6%, 0.5% and 1.4% for the years ended December 31, 2021, 2020 and 2019, respectively. In making credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We establish credit limits through our payment terms, perform ongoing credit evaluations and monitor accounts to minimize the risk of loss. Despite our efforts to minimize credit risk exposure, customers could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our customers experience a negative impact on their cash flows, it could have a material adverse effect on our results of operations and financial condition.

Competition

We compete primarily with the in-house service departments of our potential customers. In addition, a number of firms compete with us in the regional and national markets in which we conduct business.

Human Capital Resources

Ensuring a positive social impact is inherent in our mission to deliver exceptional services to an ever-changing healthcare industry. In delivering upon this goal, we strive for operational excellence while creating a safe working environment, promoting environmental and employee health and safety awareness, and seeking to continuously create professional and career development opportunities for our employees. In order to continue to deliver on our strategic focus and Company Vision - To Be THE Choice For Our Customers - resulting in retention of and growth in relationships through good customer-service, expansion of our services, effective execution in all that we do, and cost management; it is crucial that we attract and retain talent in the markets that we serve. To facilitate talent attraction and retention, we strive to make Healthcare Services Group, Inc. an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by competitive compensation, benefits and health and welfare programs.

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
•Our workforce consists of 70% females and 63% minorities;
•Among field-based management positions, 62% are women and 46% are minorities; and
•Among our top quartile of compensation for employees, 61% are women and 52% are minorities.

Employee Profile

At December 31, 2021, we employed approximately 39,200 people, of whom approximately 5,000 were corporate and field management personnel. The Company’s employment of some of its employees is subject to collective bargaining agreements that are negotiated by individual customer facilities and are assented by us, so as to bind us as an “employer” under the agreements. In other cases, we are direct parties to the agreements. We may be adversely affected by relations between our customer facilities and their employee unions, or between us and such unions. We consider our relationship with our employees to be good.

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

Available Information

Healthcare Services Group, Inc. is a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and files reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission” or “SEC”). Reports and other information we file with the Commission may be accessed at the Commission’s internet site: www.sec.gov. This site contains reports, proxies and information statements and other information regarding issuers that file electronically with the Commission.

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

COVID-19, the further spread of COVID-19, additional coronavirus outbreaks, or other pandemics, epidemics, or outbreaks of a contagious illness, and similar events, may cause harm to us, our employees, customers, vendors, supply chain partners, and financial institutions, which could have a material adverse effect on our results of operations, financial condition and cash flows. The impacts may include, but would not be limited to:

•Decreased availability and/or increased cost of supplies due to increased demand around essential cleaning supplies including disinfecting agents, personal protective equipment (“PPE”), and food and food-related products due to increased global demand and disruptions along the global supply chains of these manufactures and distributors;
•Disruption to operations due to the unavailability of employees due to illness, quarantines, risk of illness, travel restrictions, vaccination mandates, or other factors that limit the availability of our existing or potential workforce;
•Limitations to the availability of our key personnel due to travel restrictions and access restrictions to our customers’ facilities;
•Our ability to meet more stringent, medically-required procedures, and infection control requirements at customer facilities;
•Elevated employee turnover which may impact our facility level performance and/or increase payroll expense and recruiting-related expenses;
•New or additional measures required by national, state or local governments to combat COVID-19, such as a COVID-19 vaccine mandate, may impact the availability of our employees and/or increase operating costs.
•Decreased census in the nursing home and long-term care industry, which could impact the financial health of our customers and thereby increase our associated credit risk with customers and increase pressures to modify our contractual terms; and
•Significant disruption of global financial markets, which could negatively impact us or our customers’ ability to access capital in the future.

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

As a result of the impact of COVID-19, litigation claims, enforcement actions, regulatory actions and investigations arising from personal injury and loss of life, have been and may, in the future, be asserted against us. In the event that our known claims experience and/or industry trends result in an unfavorable change in initial estimates of costs to settle such claims resulting from, among other factors, the severity levels of reported claims and medical cost inflation, it would have an adverse effect on our consolidated results of operations, financial condition and cash flows. Although we engage third-party experts to assist us in estimating appropriate reserves, the determination of the required reserves is dependent upon significant actuarial judgments. Changes in our insurance reserves as a result of our periodic evaluation of the related liabilities may cause significant fluctuations in our operating results. Although there can be no assurance, we expect many of these claims and actions, or any settlement of these claims and actions, to be covered by insurance and historically the maximum amount of our liability, net of any insurance recoverables, has been limited to our self-insurance retention levels.

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

Dietary supplies, to a much greater extent than Housekeeping supplies, are impacted by commodity pricing factors, including the impact of tariffs, which in many cases are unpredictable and outside of our control. We seek to pass on to customers such increased costs but sometimes we are unable to do so. Even when we are able to pass on such costs to our customers, from time to time, sporadic unanticipated increases in the costs of certain supply items due to market or economic conditions may result in a timing delay in passing on such increases to our customers. This type of spike and unanticipated increase in Dietary supplies costs could adversely affect Dietary’s operating performance, and the adverse effect could be greater if we are delayed in passing on such additional costs to our customers (e.g., where we may not be able to pass such increase on to our customers until the time of our next scheduled service billing review). We seek to mitigate the impact of an unanticipated increase in such supplies’ costs through consolidation of vendors, which increases our ability to obtain more favorable pricing.

Our cost of labor may be influenced by factors in certain market areas or changes in the respective collective bargaining agreements to which we are a party. A substantial number of our employees are hourly employees whose wage rates are affected by increases in the federal or state minimum wage rates, wage inflation or local job market adjustments. As collective bargaining agreements are renegotiated, we may need to increase the wages paid to bargaining unit employees covered by such collective bargaining agreements. Although we have contractual rights to pass union and minimum wage increases through to our customers, we do not have a contractual right to automatically pass through all wage rate increases resulting from wage rate inflation or local job market adjustments, and we may be delayed in doing so. Our delay in, or inability to pass such wage increases through to our customers could have a material adverse effect on our financial condition, results of operations, and cash flows.

Changes in interest rates and changes in financial market conditions may result in fluctuating and even negative returns in our investments, and could increase the cost of the borrowings under our borrowing agreements.

Although management believes we have a prudent investment policy, we are exposed to fluctuations in interest rates and in the market value of our investment portfolio which could adversely impact our financial condition and results of operations. Our marketable securities consist of municipal bonds. Although there can be no assurance, we believe that our investment criteria requirements, which include diversification among issuers of bonds, regarding credit ratings and monitoring of our investments’ duration periods, reduce our exposure related to the financial distress and budget shortfalls that many state and local governments currently face. Increases in market interest rates could adversely affect our payment obligations with respect to our variable-rate borrowing agreements and adversely affect our liquidity and earnings.

Investor and market expectations regarding our financial performance rely greatly on execution of our growth strategy and related increases in financial performance.

The historical performance of our common stock, $0.01 par value (the “Common Stock”), reflects market expectations for our future operating results. Our business strategy focuses on growth and improving profitability through obtaining service agreements with new customers, providing new services to existing customers, obtaining modest price increases on service agreements with customers and maintaining internal cost reduction strategies at our various operational levels. If we are unable to continue either historical customer revenue and profitability growth rates or projected improvement, our operating performance may be adversely affected and the expectations for our market performance may not be met. Any failure to meet the market’s expectations for our revenue and operating results may have an adverse effect on the market price of our Common Stock.

Risks Related to Customers and Distributors

We provide services to several customers which contribute significantly, on an individual as well as an aggregate basis, to our total revenues.

Genesis contributed 10.8%, 14.7% and 15.6% of our total consolidated revenues for the years ended December 31, 2021, 2020 and 2019, respectively. Genesis commenced a restructuring effort in 2020 that continued in 2021. As part of Genesis' restructuring effort, during 2021, the Company and Genesis reached an agreement in principle to modify pricing through December 2021 (at which time the original pricing terms resumed) and payment terms through December 2022, at which point the original payment terms would resume. The Company's collection activity from Genesis has been compliant with this agreement with the Company continuing to closely monitor such Genesis accounts. As of December 31, 2021, the Company had outstanding accounts receivable and notes receivable of $29.8 million and $21.3 million, respectively, from Genesis. Although we expect to continue the relationship with Genesis, there can be no assurance thereof. Revenues generated from Genesis were included in both operating segments. Any extended discontinuance of revenues, or significant reduction, from this customer could, if not replaced, have a material impact on our operations. In addition, if Genesis fails to abide by current payment terms it could increase our accounts receivable balance and have a material adverse effect on our financial condition, results of operations, and cash flows. No other single customer or customer group represented more than 10% of consolidated revenues for the years ended December 31, 2021, 2020 and 2019.

Our customers are concentrated in the healthcare industry, which is subject to changes in government regulation. Many of our customers rely on reimbursement from Medicare, Medicaid and other third-party payors. Rates from such payors may be altered or reduced, thus affecting our customers’ results of operations and cash flows.

We provide our services primarily to providers of long-term and post-acute care. We cannot predict what efforts, and to what extent, legislation and proposals to contain healthcare costs will ultimately impact our customers’ revenues through reimbursement rate modifications. Congress has enacted a number of laws during the past decade that have significantly altered, and may continue to alter, overall government reimbursement for nursing home services and the long-term care industry. Because many of our customers’ revenues are highly reliant on Medicare, Medicaid and other third-party payors’ reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long-term care industry have affected and could adversely affect our customers’ cash flows, and their ability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from customers have resulted in, and could continue to result in, significant additional bad debts.

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

We have sometimes extended the period of payment for certain customers beyond contractual terms. Such customers include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for such collection issues and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $10.5 million for the year ended December 31, 2021 as compared to $9.6 million and $25.5 million for the years ended December 31, 2020 and 2019, respectively. In addition, the Company recorded a $32.1 million cumulative effect adjustment to Retained Earnings on January 1, 2020 in accordance with the Company’s adoption of FASB ASC 326. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We establish credit limits through our payment terms, perform ongoing credit evaluations and monitor accounts to minimize the risk of loss. Despite our efforts to minimize credit risk exposure, customers could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our customers experience a negative impact on their cash flows, it could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

For the year ended December 31, 2021, one distributor distributed approximately 50% of our food and non-food dining supplies, and if our relationship or their business were to be disrupted, we could experience disruptions to our operations and cost structure.

Although we negotiate the pricing and other terms for the majority of our purchases of food and dining supplies directly with national manufacturers, we procure these products and other items through Sysco Corporation (“Sysco”). Sysco, is responsible for tracking our orders and delivering products to our specific locations. If our relationship with, or the business of, Sysco were to be disrupted, we would have to arrange alternative distributors and our operations and cost structure could be adversely affected.

Risks Related to Operating Our Business

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

We primarily provide our services pursuant to agreements which have a one year term, cancellable by either party upon 30 to 90 days’ notice after an initial 60 to 120 day service agreement period.

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

We expect to continue to pay a regular quarterly cash dividend. However, the payment of future cash dividends are subject to the final determination each quarter by our Board of Directors that (i) the dividend will be made in compliance with laws applicable to the declaration and payment of cash dividends, including Section 1551(b) of the Pennsylvania Business Corporation Law, and (ii) that the payment and amount of dividends is consistent with the expectations of shareholders, and the Company’s capital funding requirements and long term growth opportunities. This determination will be based on a number of factors, including the impact of changing laws and regulations, economic conditions, our results of operations and/or financial condition, capital resources, financial covenants under our credit facility and other factors considered relevant by the Board of Directors. While we have continually increased the amount of our dividends, given these considerations, there can be no assurance these increases will continue and our Board of Directors may increase or decrease the amount of the dividend at any time and may also decide to suspend or discontinue the payment of cash dividends in the future. Any decrease in the amount of the dividend, or suspension or discontinuance of the payment of a dividend, could cause our stock price to decline.

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

We are currently involved in pending civil litigation and government inquiries which arise in the ordinary course of business. These matters relate to, among other things, general liability, payroll or employee-related matters. Legal actions could result in substantial monetary damages and expenses and may adversely affect our reputation and business status with our customers, whether or not we are ultimately determined to be liable. The outcome of litigation, particularly class action and collective action lawsuits and regulatory actions, is difficult to assess or quantify. The plaintiffs in these types of actions may seek recovery of very large or indeterminate amounts, and estimates may remain unknown for substantial periods of time.

While the Company is vigorously defending against all litigation claims asserted, litigation could result in substantial costs to the Company and a diversion of the Company’s management’s attention and resources, which could harm its business. In addition, the uncertainty of pending lawsuits or potential filing of additional lawsuits could lead to more volatility and a reduction in the Company’s stock price.

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

Item 1B.   Unresolved Staff Comments.

None.

Item 2.   Properties.

We lease our corporate offices, located at 3220 Tillman Drive, Suite 300, Bensalem, Pennsylvania 19020. We also lease office space at other locations in Colorado, Connecticut, Florida, New Jersey, South Carolina, Texas, and Virginia. The New Jersey office is the headquarters of HCSG Insurance Corp, our captive insurance company, as well as HCSG East, LLC, HCSG West, LLC, HCSG Central, LLC, HCSG Staff Leasing Solutions, LLC, HCSG Labor Supply, LLC, HCSG East Labor Supply, LLC, and HCSG Clinical Services, LLC. The other locations serve as divisional or regional offices providing management and administrative services to both of our operating segments in their respective geographical areas.

We are also provided with office and storage space at each of our customers’ facilities.

Management does not foresee any difficulties with regard to the continued utilization of these premises. We also believe that such properties are sufficient to support our current operations.

We own office furniture and equipment, housekeeping and laundry equipment, and vehicles. The office furniture, equipment and vehicles are primarily located at the corporate office, divisional and regional offices. We have housekeeping equipment at all customer facilities where we provide services under a full service housekeeping agreement. Generally, the aggregate cost of housekeeping equipment located at each customer facility is approximately $5,000. Additionally, we have laundry installations at certain customer facilities. We believe that such laundry equipment, office furniture and equipment, housekeeping equipment and vehicles are sufficient to support our current operations.

Item 3.   Legal Proceedings.

In the normal course of business, the Company is involved in various administrative and legal proceedings, including labor and employment, contracts, personal injury, and insurance matters.

At this time, the Company is unable to reasonably estimate possible losses or form a judgment that an unfavorable outcome is either probable, reasonably possible or remote with respect to certain pending litigation claims asserted.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s Common Stock is traded under the symbol “HCSG” on the NASDAQ Global Select Market. As of February 16, 2022, there were approximately 74.0 million shares of our Common Stock outstanding.

Holders

As of February 16, 2022, we had approximately 400 holders of record of our Common Stock. This does not include persons who hold our Common Stock in nominee or “street name” accounts through brokers or banks.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the Company’s equity compensation plans, on an aggregated basis, the number of shares of our Common Stock subject to outstanding stock awards, the weighted-average exercise price of stock awards, and the number of shares remaining available for future award grants as of December 31, 2021.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Issued and not Exercised)
	(in thousands, except per share amounts)
Equity compensation plans approved by security holders	2,181	1	$33.42	4,337	2
Total	2,181		$33.42	4,337

1.Represents shares of Common Stock issuable upon exercise of outstanding stock awards granted under the 2020 Omnibus Incentive Plan (the “2020 Plan”) and carryover shares from pre-existing equity plans.
2.Includes stock awards to purchase 2.1 million shares available for future grant under the 2020 Plan, 2.0 million shares available for issuance under the Company’s 1999 Employee Stock Purchase Plan as amended (the “1999 Plan”) and 0.3 million shares available for issuance under the Company’s Amended and Restated Deferred Compensation Plan (the “Deferred Compensation Plan”). Treasury shares may be issued under the 1999 Plan and the Deferred Compensation Plan.

Performance Graph

The following graph matches the Company’s cumulative five-year total shareholder return on Common Stock with the cumulative total returns of the S&P 500 index, the NASDAQ Composite index, the S&P Midcap 400 Index, and the Russell 2000 index. The Company has included the S&P Midcap 400 Index due to certain equity awards granted by the Company being benchmarked against this index. Additionally, the Company plans to discontinue to use the S&P 500 index in the Performance Graph moving forward. The graph tracks the performance of a $100 investment in our Common Stock and in each index (with the reinvestment of all dividends) from December 31, 2016 to December 31, 2021. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

Comparison of 5 Year Cumulative Total Return*

Among Healthcare Services Group, Inc., the S&P 500 Index, the NASDAQ Composite Index, the S&P Midcap 400 Index, and the Russell 2000 Index

*$100 invested on December 31, 2016 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2022 Standard & Poor’s, a division of S&P Global. All rights reserved.
Copyright© 2022 Russell Investment Group. All rights reserved.

	December 31,
Company / Index	2016	2017	2018	2019	2020	2021
Healthcare Services Group, Inc.	$100.00	$136.77	$106.15	$66.08	$79.00	$51.71
S&P 500	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
Russell 2000	$100.00	$114.65	$102.02	$128.06	$153.62	$176.39
NASDAQ Composite	$100.00	$129.64	$125.96	$172.17	$249.51	$304.85
S&P Midcap 400	$100.00	$116.24	$103.36	$130.44	$148.26	$184.96

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Repurchases of Equity Securities

On March 12, 2021, the Company’s Board of Directors authorized and the Company entered into a 10b5-1 plan (the “Plan”). The Plan was adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Exchange Act, in order to assist the Company in implementing its share repurchase plans.

Shares repurchased pursuant to the Plan during the three months ended December 31, 2021, were as follows.

Year Ended December 31, 2021	Total number of shares of Common Stock repurchased	Average price paid per share of Common Stock	Aggregate purchase price of Common Stock repurchases[1]	Number of remaining shares authorized for repurchase
			(in thousands)
October 1, 2021 to October 31, 2021	664,864	$20.13	$13,384	142
November 1, 2021 to November 30, 2021	141,886	$19.24	$2,730	—
December 1, 2021 to December 31, 2021	—	$—	$—	—
Fourth quarter	806,750	$19.97	$16,115	—
1.Excludes commissions cost of less than $0.1 million.

Item 6.   Reserved.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

You should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our Consolidated Financial Statements and the related notes to those statements included elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors,” and elsewhere in this report on Form 10-K. We are on a calendar year end, and except where otherwise indicated, “2021” refers to the year ended December 31, 2021, and “2020” refers to the year ended December 31, 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items when comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our consolidated financial statements as of December 31, 2021 and for the year then ended and the notes accompanying those financial statements.

COVID-19 Considerations

The Company’s priorities during the COVID-19 pandemic are protecting the health and safety of our employees; maximizing the impact of our main services in helping customers with the housekeeping and dietary services needs of their facilities, and deploying the talents of our employees and our resources to help the communities we serve meet and overcome the current challenges. During the year ended December 31, 2021, the COVID-19 pandemic did not have a material net impact on our consolidated operating results. Revenues for the year ended December 31, 2021 included $5.7 million of COVID-19 supplemental billings, primarily related to employee pay premiums passed through to customers, which were offset by temporary decreases in recurring billings as a result of census-driven cost reductions in staffing and purchasing. In the future, the pandemic may cause reduced demand for our services if, for example, the pandemic results in a recessionary economic environment to the long-term care and skilled nursing industries in which we serve; however since the services that we offer are essential to our customers, and although there can be no assurance, we believe that over the long term, there will continue to be strong demand for our services. The full impact that COVID-19 will have on our future revenues is not known at this time.

Our ability to continue to operate without significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees, with particular measures in place for those working in our customer facilities. For the year ended December 31, 2021, we have maintained the consistency of our operations since the onset of the COVID-19 pandemic. We will continue to innovate in managing our business, coordinating with nursing departments to do our part in the infection prevention and control continuum and remain flexible in responding to our customer-partners. However, the continued uncertainty resulting from the pandemic, and any new or additional measures required by national, state or local governments to combat COVID-19, such as a COVID-19 vaccine mandate, could result in an unforeseen disruption to our workforce and supply chain (for example, an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations or employee availability.

Through December 31, 2021, we continue to generate operating cash flows to meet our short-term liquidity needs, and although there can be no assurance, we expect to maintain access to the capital markets. We have also not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic.

For additional information on risk factors related to the pandemic or other risks that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of this Form 10-K.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of healthcare facilities, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to approximately 3,000 facilities throughout the continental United States as of December 31, 2021.

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

At December 31, 2021, Housekeeping services were provided at essentially all of our approximately 3,000 customer facilities, generating approximately 50.0% or $821.3 million of our consolidated revenues for the year ended December 31, 2021. Dietary services were provided to over 1,500 customer facilities at December 31, 2021 and contributed approximately 50.0% or $820.6 million of our consolidated revenues for the year ended December 31, 2021.

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

Our ability to acquire new customers, retain existing customers and increase revenues are affected by many factors. Competitive factors consist primarily of competing with potential customers’ use of in-house support staff, as well as a number of firms which compete with us in the regional and national markets in which we conduct business. We believe the primary revenue drivers of our business are our ability to obtain new customers and to provide additional services to existing customers. In addition, we seek to pass through, by means of service billing increases, increases in our cost of providing the services, while also aiming to obtain modest annual revenue increases from our existing customers to attain desired profit margins at the facility level. The primary economic factor in acquiring new customers is our ability to demonstrate the cost-effectiveness of our services, because many of our customers’ revenues are generally highly reliant on Medicare and Medicaid reimbursements. Therefore, our customers’ economic decision-making is driven significantly by their reimbursement funding rate structure and the financial impact on their reimbursement as a result of engaging us for the respective services. The primary operational factor is our ability to demonstrate to potential customers the benefits of being relieved of the administrative and operational challenges related to the day-to-day management of their housekeeping and dietary operations. In addition, we must be able to assure new customers that we can improve the quality of service that they are providing to their residents. We believe the factors discussed above are equally applicable to each of our segments with respect to acquiring new customers and increasing revenues.

When evaluating financial performance, we consider the ratio of certain financial items to consolidated revenues. The table below summarizes those metrics for 2021, 2020 and 2019:

	Relation to Consolidated Revenues
	Year Ended December 31,
	2021	2020	2019
Revenues	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	86.2%	84.8%	87.6%
Selling, general and administrative expense excluding change in deferred compensation liability	10.1%	8.0%	7.8%
Gain on deferred compensation plan	0.4%	0.6%	0.4%
Selling, general and administrative expense	10.5%	8.6%	8.2%
Other income (expense):
Investment and other income, net	0.6%	0.8%	0.6%
Interest expense	(0.1)%	(0.1)%	(0.2)%
Income before income taxes	3.8%	7.3%	4.6%
Income tax	1.0%	1.7%	1.1%
Net income	2.8%	5.6%	3.5%

Our costs of services can vary and may impact our operating performance. Management reviews two primary indicators (costs of labor and costs of supplies as percentages of segment revenues) to monitor and manage such costs. The variability of these costs may impact each segment differently, as Housekeeping is more significantly impacted by costs of labor than Dietary. Labor costs accounted for approximately 80.9% of Housekeeping revenues in 2021. Dietary labor costs accounted for approximately 64.0% of Dietary revenues in 2021. Changes in wage rates as a result of legislative or collective bargaining actions, market factors, adjustments to staffing levels, and other variations in our use of labor or managing labor costs can result in variability of these costs. Housekeeping supplies, including linen products, accounted for approximately 6.5% of Housekeeping revenues in 2021. In contrast, supplies consumed in performing our Dietary services accounted for approximately 27.9% of Dietary revenues. Generally, fluctuations in these expenses are influenced by factors outside of our control and are unpredictable. Housekeeping and Dietary supplies are principally commodity products and are affected by market conditions specific to the respective products. Our consolidated costs of services decreased 2.8% for the year ended December 31, 2020 as compared to 2019 due to higher than normal bad debt expense incurred during the year ended December 31, 2019.

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

Years Ended December 31, 2021 and 2020

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, for the years ended December 31, 2021 and 2020. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial results relate primarily to corporate level transactions and adjustments related to transactions recorded at the reportable segment level which use methods other than generally accepted accounting principles.

	Year Ended December 31,
	2021	2020	% Change
	(in thousands)
Revenues
Housekeeping	$821,329	$895,267	(8.3)%
Dietary	820,630	865,036	(5.1)%
Consolidated	$1,641,959	$1,760,303	(6.7)%

Costs of services provided
Housekeeping	$741,949	$799,544	(7.2)%
Dietary	774,872	796,743	(2.7)%
Corporate and eliminations	(101,739)	(103,970)	(2.1)%
Consolidated	$1,415,082	$1,492,317	(5.2)%

Selling, general and administrative expense
Corporate and eliminations	$173,108	$150,778	14.8%

Investment and other income, net
Corporate	$9,439	$13,352	(29.3)%

Interest expense
Corporate	$(1,385)	$(1,374)	0.8%

Income (loss) before income taxes
Housekeeping	$79,380	$95,723	(17.1)%
Dietary	45,758	68,293	(33.0)%
Corporate and eliminations	(63,315)	(34,830)	81.8%
Consolidated	$61,823	$129,186	(52.1)%

Income taxes
Corporate	$15,960	$30,504	(47.7)%

Revenues

Consolidated

Consolidated revenues decreased 6.7% to $1.6 billion for the year ended December 31, 2021 compared to the corresponding period in 2020 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping and Dietary revenues decreased 8.3% and 5.1%, respectively, during the year ended December 31, 2021 compared to the corresponding period in 2020, primarily driven by decreases in recurring billings as a result of census-driven reductions in staffing and purchasing, a decrease in the number of facilities serviced and an agreement with a significant customer to modify pricing and payment terms. Revenue for the year ended December 31, 2021 included $5.7 million of COVID-19 supplemental billings, as compared to $32.3 million of COVID-19 supplemental billings for the year ended December 31, 2020, primarily related to employee pay premiums passed through to customers. The full impact that COVID-19 will have on our future revenues is not yet known at this time.

Costs of services provided

Consolidated

Consolidated costs of services provided decreased 5.2% to $1.4 billion for the year ended December 31, 2021 compared to the corresponding period in 2020.

The following table provides a comparison of key indicators we consider when managing the consolidated costs of services provided:

	Year Ended December 31,
Costs of Services Provided - Key Indicators as a % of Consolidated Revenue	2021	2020	Change
Bad debt provision	0.6%	0.5%	0.1%
Self-insurance costs	3.0%	1.9%	1.1%
The increase in the bad debt provision is related to our current assessment of the collectability of our accounts and notes receivable during the year ended December 31, 2021. The increase in our self-insurance costs as a percentage of consolidated revenue was primarily impacted by an unfavorable $0.2 million adjustment to our self-insurance liability during 2021 after considering our updated actuarial estimates for projected incurred losses on past claims as compared to the $14.0 million favorable adjustment recorded in 2020.

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues, increased to 90.3% for the year ended December 31, 2021 from 89.3% in the corresponding period in 2020. Costs of services provided for Dietary, as a percentage of Dietary revenues, increased to 94.4% for the year ended December 31, 2021 from 92.1% in the corresponding period in 2020.

The following table provides a comparison of the key indicators we consider when managing costs of services provided at the segment level, as a percentage of the respective segment’s revenues:

	Year Ended December 31,
Costs of Services Provided - Key Indicators as a % of Segment Revenue	2021	2020	Change
Housekeeping labor and other labor-related costs	80.9%	80.5%	0.4%
Housekeeping supplies	6.5%	6.9%	(0.4)%
Dietary labor and other labor-related costs	64.0%	63.7%	0.3%
Dietary supplies	27.9%	26.5%	1.4%

Variations within these key indicators relate to the provision of services at new facilities and changes in the mix of customers for whom we provide supplies or do not provide supplies. Management focuses on building efficiencies and managing labor and other costs at the facility level, as well as managing supply chain costs, for new and existing facilities. The increase in dietary supplies spend as a percentage of dietary revenues was driven by increases to our menu costs, which are dependent on commodity pricing factors, during 2021.

Consolidated Selling, General and Administrative Expense

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under our deferred compensation liability. These investments represent the amounts held on behalf of the participating employees as changes in the value of these investments affect the amount of our deferred compensation liability. Gains on the plan investments during the years ended December 31, 2021 and 2020 increased our total selling, general and administrative expense for these periods.

Excluding the change in the deferred compensation plan described above, consolidated selling, general and administrative expense increased $24.9 million or 17.6% for the year ended December 31, 2021 compared to the corresponding period in 2020. The increase was primarily a result of increased payroll costs, increased travel and entertainment costs and increased legal and professional fees incurred, including $6.0 million related to the settlement of the SEC inquiry regarding the Company’s earnings per share calculation practices and $3.0 million related to a negotiated settlement of California labor and employment matters. There is a possibility for additional increased selling, general and administrative expense related to the pandemic.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative expense excluding change in deferred compensation liability	$166,432	$141,578	$24,854	17.6%
Gain on deferred compensation plan investments	6,676	9,200	(2,524)	(27.4)%
Selling, general and administrative expense	$173,108	$150,778	$22,330	14.8%

Consolidated Investment and Interest Income, net

Investment and other income decreased 29.3% to $9.4 million for the year ended December 31, 2021 compared to the corresponding 2020 period, primarily due to market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan.

Consolidated Interest Expense

Consolidated interest expense increased 0.8% to $1.4 million for the year ended December 31, 2021 compared to the corresponding 2020 period.

Consolidated Income Taxes

Our effective tax rate was 25.8% for the year ended December 31, 2021 compared to 23.6% in 2020. The increase to our 2021 tax rate compared to the corresponding 2020 period was primarily impacted by the tax effect of our settlement with the SEC to resolve its investigation.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts (the “Allowance”) is established at the origination of an account or note receivable in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification subtopic 326 Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). ASC 326 was adopted by the Company prospectively as of January 1, 2020.

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

The Allowance is evaluated quarterly based upon our financial models which consider historical collections experience, current market conditions, government funding of Medicare and Medicaid, and reasonable and supportable economic forecasts to estimate lifetime expected credit losses. Portions of the Allowance are inherently more sensitive to fluctuations in management’s assumptions than others, particularly any adjustments made to reflect reasonable and supportable economic forecasts. Such qualitative assessments would be expected to have a greater effect on aged accounts receivable and notes receivable as compared to current receivables. Due to the prospective nature of the Allowance under ASC 326, Management continues to review our portfolio of accounts and notes receivable and any estimate of credit losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Despite our efforts to minimize credit risk exposure, our customers could be adversely affected if future industry trends, as more fully discussed under “Liquidity and Capital Resources” below, and in this Annual Report on Form 10-K in Part I under “Government Regulation of Customers,” “Service Agreements and Collections” and “Risk Factors” change in such a manner as to negatively impact the cash flows of our customers. If our customers experience a negative impact in their cash flows, it could have a material adverse effect on our results of operations and financial condition.

Accrued Insurance Claims

We currently have a Paid Loss Retrospective Insurance Plan for general liability, workers’ compensation insurance and other self-insurance programs, which comprise approximately 27.5% of our liabilities at December 31, 2021. Under our insurance plans predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost. Our accounting for this plan utilizes current valuations from a third party actuary, which include assumptions based on data such as historical claims and pay-out experience, demographic factors, industry trends, severity factors, and other actuarial calculations. In the event that our claims experience and/or industry trends result in an unfavorable change in our assumptions or outcomes, it would have an adverse effect on our results of operations and financial condition. Recently, our claims experiences have been favorable, as a result of our ongoing initiative to promote safety and accident prevention in the workplace, as well as proactive management of workers’ compensation claims.

For general liability, workers’ compensation and other self-insurance programs, we record both a reserve for the estimated future cost of claims and related expenses that have been reported but not settled, as well as an estimate of claims incurred but not reported. General liability and workers’ compensation reserves for claims incurred but not reported are developed by a third party actuary through review of our historical data and open claims.

A summary of the changes in our total self-insurance liability is as follows:

	2021	2020	2019
	(in thousands)
Accrued insurance claims - January 1,	$82,428	$87,622	$79,600
Claim payments	(29,061)	(30,828)	(35,834)
Reserve accruals:
Current year accruals	35,830	39,638	45,934
Changes to the provision for prior year claims	197	(14,004)	(2,078)
Change in accrued insurance claims	6,966	(5,194)	8,022
Accrued insurance claims - December 31,	$89,394	$82,428	$87,622

Liquidity and Capital Resources

Cash generated through operations is our primary source of liquidity. At December 31, 2021, we had cash, cash equivalents and marketable securities of $185.2 million and working capital of $355.3 million, compared to December 31, 2020 cash, cash equivalents and marketable securities of $264.3 million and working capital of $410.1 million. Our current ratio was 2.9 to 1 at December 31, 2021 versus 3.5 to 1 at December 31, 2020. Marketable securities represent fixed income investments that are highly liquid and can be readily purchased or sold through established markets. Such securities are held by HCSG Insurance to satisfy capital requirements of the state regulator related to captive insurance companies. As of December 31, 2021, the pandemic has not negatively impacted the Company’s liquidity position.

For the years ended December 31, 2021, 2020, and 2019 our cash flows were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by operating activities	$37,108	$217,213	$93,581
Net cash used in investing activities	$(22,990)	$(36,845)	$(16,457)
Net cash used in financing activities	$(82,654)	$(68,367)	$(75,820)

Operating Activities

Our primary sources of cash from operating activities are the revenues generated from our Housekeeping and Dietary services. Our primary uses of cash from operating activities are the funding of our payroll and other personnel-related costs, as well as the costs of supplies used in providing our services. For the year ended December 31, 2021 cash flow from operations included a $52.8 million decrease in net income, a payment of $22.1 million of payroll taxes previously deferred under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and a $37.2 million increase in outstanding accounts and notes receivable. Such activity, along with the timing of cash receipts and cash payments, are the primary drivers of the period-over-period changes in net cash provided by operating activities.

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

Additionally in 2021, the Company completed two business acquisitions which resulted in investing cash outflows of $23.9 million.

Financing Activities

The primary use of cash for financing activities is the payment of dividends. We have paid regular quarterly cash dividends since the second quarter of 2003. During 2021, we paid regular quarterly cash dividends to shareholders totaling $62.2 million as follows:

	Quarter Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
	(amounts in thousands, except per share data)
Cash dividend per common share	$0.21000	$0.20875	$0.20750	$0.20625
Total cash dividends paid	$15,554	$15,640	$15,560	$15,472
Record date	November 19, 2021	August 20, 2021	May 21, 2021	February 26, 2021
Payment date	December 23, 2021	September 24, 2021	June 25, 2021	March 26, 2021

Additionally, on February 8, 2022, our Board of Directors declared a regular quarterly cash dividend of $0.21125 per common share, which will be paid on March 25, 2022 to shareholders of record as of the close of business on February 25, 2022.

The dividends paid to shareholders during the year ended December 31, 2021 were funded by cash generated from operations and cash reserves. Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or regarding the amount of future dividend payments, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

The primary source of cash from financing activities is the net borrowings under our bank line of credit. We borrow for general corporate purposes as needed throughout the year.

We remain authorized to repurchase 0.6 million shares of our Common Stock pursuant to previous Board of Directors’ authorization. During the year ended December 31, 2021 and 2020, we repurchased our Common Stock as part of the dividend reinvestment related to treasury shares held within the Deferred Compensation Plan. In 2021, we entered into the Plan. The Plan was adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Exchange Act, in order to assist the Company in implementing its share repurchase plans. Pursuant to the Company’s share repurchase program and as authorized by the Board of Directors on March 12, 2021, we have purchased 1.0 million shares of the Company’s common stock during the year ended December 31, 2021 for a total cost of $21.5 million inclusive of transaction costs. The number of shares and value of shares repurchased were immaterial for the year ended December 31, 2020.

Contractual Obligations

Our future contractual obligations and commitments at December 31, 2021 primarily consist of minimum lease payments on our operating lease agreements as discussed within Note 9 — Lease Commitments. As of December 31, 2021, the Company had no other minimum purchase or capital expenditure commitments pertaining to our daily operations or existing financing arrangements.

Line of Credit

At December 31, 2021, we had a $475 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a floating rate, based on our leverage ratio, and starting at LIBOR plus 115 basis points (or if LIBOR becomes unavailable, the higher of the Overnight Bank Funding Rate, plus 50 basis points and the Prime Rate). At December 31, 2021, there were no borrowings under the line of credit.

The line of credit requires us to satisfy two financial covenants. The covenants and their respective status at December 31, 2021 were as follows:

Covenant Descriptions and Requirements	As of December 31, 2021
Funded debt [1] to EBITDA [2] ratio: less than 3.50 to 1.00	0.37
EBITDA[2] to Interest Expense ratio: not less than 3.00 to 1.00	58.31
1.All indebtedness for borrowed money including, but not limited to, reimbursement obligations in respect of letters of credit and guarantees of any such indebtedness.
2.Net income plus interest expense, income tax expense, depreciation, amortization, share compensation expense and extraordinary non-recurring losses/gains.

As noted above, we were in compliance with our financial covenants at December 31, 2021 and we expect to remain in compliance. The line of credit expires on December 21, 2023. We believe that our existing capacity under the line of credit and our favorable operating cash flows provide adequate liquidity to fund our operations for the next twelve months following the date of this report, inclusive of the potential impact of COVID-19.

Our line of credit agreement provides procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable (i.e., the higher of the Overnight Bank Funding Rate, plus 50 basis points and Prime Rate). However, there can be no assurances as to whether such replacement or alternative rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the phasing out of LIBOR and will work with our lenders to ensure the transition away from LIBOR will have minimal impact on our financial condition. We however can provide no assurances regarding the impact of the discontinuation of LIBOR on the interest rate that we would be required to pay or on our financial condition.

At December 31, 2021, we also had outstanding $64.9 million in irrevocable standby letters of credit, which relate to payment obligations under our insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $64.9 million to $410.1 million at December 31, 2021. On November 22, 2021 the letters of credit were renewed and expire on January 4, 2023.

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

In order to provide for collections issues and the general risk associated with the granting of credit terms, we recorded a bad debt provision (in an Allowance for Doubtful Accounts) of $10.5 million, $9.6 million and $25.5 million in the years ended December 31, 2021, 2020 and 2019, respectively. As a percentage of total revenues, these provisions represented approximately 0.6%, 0.5% and 1.4% for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new customers obtained. Such capital expenditures primarily consist of housekeeping and food service equipment purchases, laundry and linen equipment installations, computer hardware and software, and furniture and fixtures. Our capital expenditures totaled $5.7 million in 2021. Although we have no specific material commitments for capital expenditures through the end of calendar year 2022, we estimate that for 2022 we will have capital expenditures of approximately $4.0 million to $6.0 million.

Although there can be no assurance, we believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would seek to obtain necessary capital from such sources as long-term debt or equity financing.

Material Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements, other than our irrevocable standby letter of credit previously discussed.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

At December 31, 2021, we had $185.2 million in cash, cash equivalents and marketable securities. The fair value of all of our cash equivalents and marketable securities are determined based on “Level 1” or “Level 2” inputs, which are based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Item 8.   Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Healthcare Services Group, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Healthcare Services Group, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 18, 2022 expressed an unqualified opinion.

Change in accounting principle
As discussed in Notes 1 and 8 to the consolidated financial statements, the Company has changed its method of accounting for allowance for doubtful accounts in 2020 due to the adoption of FASB Accounting Standards Codification subtopic 326 Credit Losses — Measurement of Credit Losses on Financial Instruments (‘ASC 326”).

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for doubtful accounts
As described further in Notes 1 and 8 to the consolidated financial statements, the Company records an allowance for doubtful accounts against its accounts and notes receivable balances under ASC 326 based on the future expected credit loss. This estimate is determined based on internally developed qualitative and quantitative factors derived from the aging of receivables. We identified the estimates used to determine the allowance for doubtful accounts as a critical audit matter.

The principal considerations for our determination that the allowance for doubtful accounts is a critical audit matter, includes the high degree of estimation uncertainty and judgment involved in determining the estimate. There is also a high degree of subjectivity in management's assessment of the reasonableness of the allowance for doubtful accounts, specifically the portion of the receivable expected to be collected, which requires a heightened level of auditor judgement in auditing the estimate. Further, variations in this estimate could have a significant impact on the recorded allowance.

Our audit procedures related to the allowance for doubtful accounts included the following, among others:

•We evaluated the appropriateness of management’s assessment and methodology of estimating the allowance for doubtful accounts under ASC 326.
•We performed a historical lookback analysis for a sample of accounts and notes receivable balances within certain risk pools, examined current and historical collection rates for such balances, obtained legal documents and compared the historical loss rates against the estimated loss rates within the respective risk pools as of December 31, 2021.
•We performed an analysis of the changes in loss rates applied to each respective risk pool as of December 31, 2021 compared to December 31, 2020 and obtained corroborating evidence for any significant variances.
•We evaluated the reasonableness of management’s qualitative adjustments against the allowance for doubtful accounts for such balances by obtaining corroborating evidence which supports the adjustments.
•We tested the mathematical accuracy of management’s allowance for doubtful accounts calculation as of December 31, 2021 by recalculating the historical loss rates for each risk pool, as well as recalculating the aging of receivables.
•We selected a sample of accounts and notes receivable and performed confirmation procedures, as well as obtained other corroborating evidence, to ensure the accuracy of these receivables utilized by management to calculate the allowance for doubtful accounts as of December 31, 2021.
•We performed analytical procedures on current and historical collection rates and obtained corroborating evidence for any significant variances.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 1992.

New York, New York
February 18, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Healthcare Services Group, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Healthcare Services Group, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control —Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 18, 2022 expressed an unqualified opinion on those financial statements.

Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

New York, New York
February 18, 2022

Healthcare Services Group, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of December 31,
	2021	2020
ASSETS:
Current assets:
Cash and cash equivalents	$70,794	$139,330
Marketable securities, at fair value	114,396	125,012
Accounts and notes receivable, less allowance for doubtful accounts of $59,271 and $59,906 as of December 31, 2021 and 2020, respectively	293,388	255,474
Inventories and supplies	26,015	31,586
Taxes receivable	8,813	393
Prepaid expenses and other assets	32,976	20,608
Total current assets	546,382	572,403
Property and equipment, net	28,102	26,561
Goodwill	74,755	51,084
Other intangible assets, less accumulated amortization of $27,879 and $23,466 as of December 31, 2021 and 2020, respectively	20,805	18,187
Notes receivable — long–term portion, less allowance for doubtful accounts of $6,312 and $7,895 as of December 31, 2021 and 2020, respectively	29,259	34,417
Deferred compensation funding, at fair value	46,691	46,825
Deferred tax asset	31,535	35,554
Total assets	$777,529	$785,031

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$64,419	$52,239
Accrued payroll and related taxes	68,664	70,614
Other accrued expenses	26,741	17,797
Deferred compensation liability — short-term	6,991	—
Accrued insurance claims	24,310	21,610
Total current liabilities	191,125	162,260
Accrued insurance claims — long-term	65,084	60,818
Deferred compensation liability — long-term	46,888	46,827
Accrued payroll and related taxes — noncurrent	—	23,302
Lease liability — long-term	11,299	11,363
Other long-term liabilities	10,456	—

Commitments and contingencies (Note 15)

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000 shares authorized; 76,009 and 75,798 shares issued, and 73,769 and 74,485 shares outstanding as of December 31, 2021 and 2020, respectively	760	758
Additional paid-in capital	294,124	282,206
Retained earnings	183,957	200,893
Accumulated other comprehensive income, net of taxes	4,000	5,563
Common stock in treasury, at cost, 2,240 and 1,313 shares as of December 31, 2021 and 2020, respectively	(30,164)	(8,959)
Total stockholders’ equity	$452,677	$480,461
Total liabilities and stockholders’ equity	$777,529	$785,031

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenues	$1,641,959	$1,760,303	$1,840,778
Operating costs and expenses:
Costs of services provided	1,415,082	1,492,317	1,612,877
Selling, general and administrative expense	173,108	150,778	150,022
Other income (expense):
Investment and other income, net	9,439	13,352	10,676
Interest expense	(1,385)	(1,374)	(3,459)
Income before income taxes	61,823	129,186	85,096

Income tax provision	15,960	30,504	20,515
Net income	$45,863	$98,682	$64,581

Per share data:
Basic earnings per common share	$0.61	$1.32	$0.87
Diluted earnings per common share	$0.61	$1.32	$0.87

Weighted average number of common shares outstanding:
Basic	74,816	74,696	74,362
Diluted	74,962	74,785	74,590

Comprehensive income:
Net income	$45,863	$98,682	$64,581
Other comprehensive income:
Unrealized (loss) gain on available-for-sale marketable securities, net of taxes	(1,563)	2,644	2,761
Total comprehensive income	$44,300	$101,326	$67,342

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$45,863	$98,682	$64,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,667	14,268	13,940
Bad debt provision	10,483	9,636	25,480
Deferred income tax benefit (expense)	3,074	(5,893)	(684)
Share-based compensation expense	8,827	7,872	6,865
Amortization of premium on marketable securities	2,275	1,822	1,434
Unrealized gain on deferred compensation fund investments	(6,397)	(9,390)	(7,257)
Loss on sale of assets	1,469	1,335	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(37,185)	46,158	(29,532)
Inventories and supplies	5,599	4,931	4,765
Prepaid expenses and other assets	(12,250)	(756)	3,480
Deferred compensation funding	6,661	(52)	(738)
Accounts payable and other accrued expenses	10,244	(7,250)	(9,532)
Accrued payroll, accrued and withheld payroll taxes	(22,189)	59,527	3,517
Income taxes receivable	(8,420)	(8,075)	7,845
Accrued insurance claims	6,966	(5,194)	8,482
Deferred compensation liability	7,421	9,592	935
Net cash provided by operating activities	37,108	217,213	93,581
Cash flows from investing activities:
Disposals of fixed assets	211	274	199
Additions to property and equipment	(5,687)	(4,341)	(4,368)
Purchases of marketable securities	(20,335)	(39,047)	(33,544)
Sales of marketable securities	26,697	6,269	21,256
Cash paid for acquisitions	(23,876)	—	—
Net cash used in investing activities	(22,990)	(36,845)	(16,457)
Cash flows from financing activities:
Dividends paid	(62,226)	(60,705)	(58,951)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	92	93	90
Proceeds from the exercise of stock options	2,425	2,920	3,628
Purchases of treasury stock	(21,535)	—	—
Repayments of short-term borrowings, net	—	(10,000)	(20,000)
Payments of statutory withholding on net issuance of restricted stock units	(1,410)	(675)	(587)
Net cash used in financing activities	(82,654)	(68,367)	(75,820)
Net change in cash and cash equivalents	(68,536)	112,001	1,304
Cash and cash equivalents at beginning of the period	139,330	27,329	26,025
Cash and cash equivalents at end of the period	$70,794	$139,330	$27,329
Supplementary cash flow information:
Cash paid for interest	$1,385	$1,374	$3,459
Cash paid for income taxes, net of refunds	$21,233	$44,865	$20,026
Contingent shares settled pursuant to acquisition	$—	$—	$1,012
Accrued variable consideration for acquisition of businesses	$10,456	$—	$—
See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), net of Taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2018	75,344	$753	$259,440	$158	$190,092	$(9,663)	$440,780
Comprehensive income:
Net income for the period	—	—	—	—	64,581	—	64,581
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	2,761	—	—	2,761
Comprehensive income for the period							$67,342
Exercise of stock options and other share-based compensation, net of shares tendered for payment	207	3	3,625	—	—	—	3,628
Payment of statutory withholding on issuance of restricted stock and restricted stock units	—	—	(587)	—	—	—	(587)
Share-based expense	—	—	6,590	—	—	—	6,590
Treasury shares issued for Deferred Compensation Plan funding	—	—	535	—	—	(147)	388
Shares issued pursuant to Employee Stock Plan	—	—	1,781	—	—	349	2,130
Dividends paid and accrued, $0.80 per share	—	—	—	—	(59,218)	—	(59,218)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	68	—	—	22	90
Contingent shares settled pursuant to acquisition	—	—	(1,012)	—	—	—	(1,012)
Other	6	—	174	—	—	—	174
Balance, December 31, 2019	75,557	$756	$270,614	$2,919	$195,455	$(9,439)	$460,305
Adjustment to adopt credit-loss guidance[1]	—	—	—	—	(32,099)	—	(32,099)
Balance, January 1, 2020	75,557	$756	$270,614	$2,919	$163,356	$(9,439)	$428,206
Comprehensive income:
Net income for the period	—	—	—	—	98,682	—	98,682
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	2,644	—	—	2,644
Comprehensive income for the period							$101,326
Exercise of stock options and other share-based compensation, net of shares tendered for payment	235	2	2,918	—	—	—	2,920
Payment of statutory withholding on issuance of restricted stock and restricted stock units	—	—	(675)	—	—	—	(675)
Share-based expense	—	—	7,329	—	—	—	7,329
Treasury shares issued for Deferred Compensation Plan funding	—	—	438	—	—	(53)	385
Shares issued pursuant to Employee Stock Plan	—	—	1,329	—	—	506	1,835
Dividends paid and accrued, $0.82 per share	—	—	—	—	(61,145)	—	(61,145)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	66	—	—	27	93
Other	6	—	187	—	—	—	187
Balance, December 31, 2020	75,798	$758	$282,206	$5,563	$200,893	$(8,959)	$480,461
Comprehensive income:
Net income for the period	—	—	—	—	45,863	—	45,863
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(1,563)	—	—	(1,563)
Comprehensive income for the period							$44,300
Exercise of stock options and other share-based compensation, net of shares tendered for payment	207	2	2,423	—	—	—	2,425
Payment of statutory withholding on issuance of restricted stock units	—	—	(1,410)	—	—	—	(1,410)
Share-based expense	—	—	8,600	—	—	—	8,600
Purchases of treasury stock						(21,535)	(21,535)
Treasury shares issued for Deferred Compensation Plan funding	—	—	574	—	—	(206)	368
Shares issued pursuant to Employee Stock Plan	—	—	1,554	—	—	498	2,052
Dividends paid and accrued, $0.84 per share	—	—	—	—	(62,799)	—	(62,799)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	54	—	—	38	92
Other	4	—	123	—	—	—	123
Balance, December 31, 2021	76,009	$760	$294,124	$4,000	$183,957	$(30,164)	$452,677
1.See Note 8 — Allowance for Doubtful Accounts herein regarding the new credit-loss guidance.
See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2021, 2020 and 2019

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

Principles of Consolidation

The financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and with the rules and regulations of the SEC, specifically Regulation S-X and the instructions to Form 10-K. Unless otherwise indicated, all references to years are to the Company’s fiscal year, which ends on December 31.

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

While unobservable inputs reflect the Company’s market assumptions, preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:

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

Investments in Marketable Securities

Marketable securities are defined as fixed income investments which are highly liquid and can be readily purchased or sold through established markets. As of December 31, 2021 and 2020, the Company had marketable securities of $114.4 million and $125.0 million, respectively, comprised primarily of tax-exempt municipal bonds. These investments are accounted for as available-for-sale securities and are reported at fair value on the consolidated balance sheets. For the year ended December 31, 2021, $1.6 million of unrealized losses related to these investments were recorded in other comprehensive income. For the years ended December 31, 2020 and 2019, $2.6 million and $2.8 million of unrealized gains related to these marketable securities were recorded in other comprehensive income, respectively. Unrealized gains and losses are recorded net of income taxes.

These assets are available for future needs under the Company’s self-insurance programs and are held by the Company’s wholly-owned captive subsidiary as required by state insurance regulations. The Company’s investment policy is intended to manage the assets to achieve the goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to investment guidelines. The investment policy limits investment to certain types of instruments issued by institutions primarily with investment grade credit ratings and places restrictions on concentration by type and issuer.

The Company periodically reviews the investments in marketable securities for credit impairment when an investment’s fair value declines below the amortized cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of December 31, 2021, management believes that the recorded value of the Company’s investments in marketable securities was recoverable in all material respects. See Note 6 — Fair Value Measurements for credit impairment considerations.

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

Leases

The guidance under FASB Accounting Standards Codification subtopic ASC 842 Leases (“ASC 842”) became effective and was adopted by the Company as of January 1, 2019, by applying a modified retrospective transition approach which resulted in the capitalization of the Company’s existing operating leases as of January 1, 2019. As such, the Company records assets and liabilities on the balance sheet to recognize the rights and obligations arising from leasing arrangements with contractual terms greater than 12 months, as permitted by U.S. GAAP. A leasing arrangement includes any contract which entitles the Company to the right of use of an identified tangible asset where there are no restrictions as to the direct of use of the asset, and the Company obtains substantially all of the economic benefits from the right of use. As of the years ended December 31, 2021 and 2020, the Company was only the lessee of operating lease arrangements.
Refer to Note 9 — Lease Commitments herein for further information.

Property and Equipment

Property and equipment, with the exception of those pertaining to leases, are stated at cost, net of accumulated depreciation. Additions, renewals and improvements are capitalized, while maintenance and repair costs are expensed when incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in income. Depreciation is recorded using the straight-line method over the following estimated useful lives: Housekeeping and Dietary equipment — 5 to 7 years; computer hardware and software — 3 to 7 years; and other, consisting of furniture and fixtures, leasehold improvements and vehicles — 5 to 10 years. Depreciation expense on property and equipment for the years ended December 31, 2021, 2020 and 2019 was $10.3 million, $10.1 million and $9.7 million, respectively.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, income tax expense or benefits are recognized for the amount of taxes payable or refundable for the current period. The Company accrues for probable tax obligations as required, based on facts and circumstances in various regulatory environments. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. When appropriate, valuation allowances are recorded to reduce deferred tax assets to amounts for which realization is more likely than not. Deferred tax assets and liabilities are more fully described in Note 12 — Income Taxes.

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

Advertising Costs

Advertising costs are expensed when incurred. Advertising costs were not material for the years ended December 31, 2021, 2020 and 2019.

Impairment of Long-Lived Assets

The carrying amounts of long-lived assets are periodically reviewed to determine whether current events or circumstances warrant adjustment to such carrying amounts. Any impairment would be measured as the amount that the carrying value of such assets exceeds their fair value, primarily based on estimated undiscounted cash flows. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell. No impairment loss was recognized on the Company's long-lived assets during the years ended December 31, 2021, 2020 or 2019.

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets are amortized on a straight-line basis over their respective lives. Goodwill represents the excess of cost over the fair value of net assets of acquired businesses. Management reviews the carrying value of goodwill annually during the fourth quarter to assess for impairment on a reporting unit basis, or more often if events or circumstances indicate that the carrying value may exceed its estimated fair value. No impairment loss was recognized on the Company's intangible assets or goodwill during the years ended December 31, 2021, 2020 or 2019.

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains or losses on the subsequent reissuance of shares are credited or charged to additional paid-in capital.

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentation, including the presentation of income taxes receivable in the Consolidated Balance Sheets. The income taxes receivable is now reflected as a separate financial statement caption, as opposed to being included in prepaid expenses and other assets. There was no impact to the Company's financial position as a result of this reclassification.

Concentrations of Credit Risk

The Company’s financial instruments that are subject to credit risk are cash and cash equivalents, marketable securities, deferred compensation funding and accounts and notes receivable. At December 31, 2021 and 2020, substantially all of the Company’s cash and cash equivalents and marketable securities were held in one large financial institution located in the United States. The Company’s marketable securities are fixed income investments which are highly liquid and can be readily purchased or sold through established markets.

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

Although the Company negotiates the pricing and other terms for the majority of our purchases of food and dining supplies directly with national manufacturers, the Company procures more than 50% of these products and other items through Sysco Corporation (“Sysco”). Sysco, is responsible for tracking our orders and delivering products to our specific locations.

Significant Customers

For the years ended December 31, 2021, 2020 and 2019, Genesis Healthcare, Inc. (“Genesis”) accounted for $177.1 million or 10.8%, $258.7 million or 14.7% and $287.8 million or 15.6% of the Company’s consolidated revenues, respectively. Genesis commenced a restructuring effort in 2020 that continued in 2021. As part of Genesis' restructuring effort, during 2021, the Company and Genesis reached an agreement in principle to modify pricing through December 2021 (at which time the original pricing terms resumed) and payment terms through December 2022, at which point the original payment terms would resume. The Company's collection activity from Genesis has been compliant with this agreement with the Company continuing to closely monitor such Genesis accounts. As of December 31, 2021, the Company had outstanding accounts receivable and notes receivable of $29.8 million and $21.3 million, respectively, from Genesis. Although the Company expects to continue its relationship with Genesis, there can be no assurance thereof. Revenues generated from Genesis were included in both operating segments previously mentioned. Any extended discontinuance of revenues, or significant reduction, from this customer could, if not replaced, have a material impact on our operations. In addition, if Genesis fails to abide by current payment terms it could increase our accounts receivable balance and have a material adverse effect on our financial condition, results of operations, and cash flows. No other single customer or customer group represented more than 10% of consolidated revenues for the years ended December 31, 2021, 2020 and 2019.

Recent Accounting Pronouncements

Other than the adoption of FASB ASC 326, as discussed within Note 8 — Allowance for Doubtful Accounts, there have been no new accounting pronouncements that have significance, or potential significance, to our Consolidated Financial Statements.

Note 2 — Revenue

The Company presents its consolidated revenues disaggregated by reportable segment, as Management evaluates the nature, amount, timing and uncertainty of the Company’s revenues by segment. Refer to Note 14 — Segment Information herein as well as the information below regarding the Company’s reportable segments.

Housekeeping

Housekeeping accounted for $821.3 million, $895.3 million and $909.5 million of the Company’s consolidated revenues for the years ended December 31, 2021, 2020 and 2019, respectively. The Housekeeping services include managing customers’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the customers’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the customers’ facilities. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

Dietary

Dietary services accounted for $820.6 million, $865.0 million and $931.3 million of the Company’s consolidated revenues for the years ended December 31, 2021, 2020 and 2019, respectively. Dietary services consist of managing customers’ dietary departments which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support provided by a District Manager specializing in dietary services. The Company also offers clinical consulting services to facilities which if contracted is a service bundled within the monthly service provided to customers. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate dietitian services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

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

The Company performs services and provides goods in accordance with its contracts with its customers. Such contracts typically provide for a renewable one year service term, cancellable by either party upon 30 to 90 days’ notice, after an initial period of 60 to 120 days. A performance obligation is the unit of account under ASC 606 and is defined as a promise in a contract to transfer a distinct good or service to the customer. The Company’s Housekeeping and Dietary contracts relate to the provision of bundles of goods, services or both, which represent a series of distinct goods and services that are substantially the same and that have the same pattern of transfer to the customer. The Company accounts for the series as a single performance obligation satisfied over time, as the customer simultaneously receives and consumes the benefits of the goods and services provided. Revenue is recognized using the output method, which is based upon the delivery of goods and services to the customers’ facilities. In limited cases, the Company provides goods, services or both, before the execution of a written contract. In these cases, the Company defers the recognition of revenue until a contract is executed. The amount of such deferred revenue was $0.1 million as of both December 31, 2021 and 2020. Additionally, substantially all such revenue amounts deferred as of December 31, 2020 were subsequently recognized as revenue during the year ended December 31, 2021.

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

The Company allocates the transaction price to each performance obligation, noting that the bundle of goods, services or goods and services provided under each Housekeeping and Dietary contract represents a single performance obligation that is satisfied over time. The Company recognizes the related revenue when it satisfies the performance obligation by transferring a bundle of promised goods, services or both to a customer. Such recognition is on a monthly or weekly basis, as goods are provided and services are performed. In some cases, the Company requires customers to pay in advance for goods and services to be provided. As of December 31, 2021 and 2020, the value of the contract liabilities associated with customer prepayments was $2.5 million and $2.3 million, respectively. Additionally, all such revenue amounts deferred as of December 31, 2020 were subsequently recognized as revenue during the year ended December 31, 2021.

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

At December 31, 2021, the Company had $212.6 million related to performance obligations that were unsatisfied or partially unsatisfied for which the Company expects to recognize revenue. The Company expects to recognize revenue on approximately 46.1% of the remaining performance obligations over the next 12 months, with the balance to be recognized thereafter. These amounts exclude variable consideration primarily related to performance obligations that consists of a series of distinct service periods with revenues based on future performance that cannot be estimated at contract inception. The Company also has elected to apply the practical expedient that permits exclusion of information about the remaining performance obligations with original expected durations of one year or less.

Note 3 — Changes in Accumulated Other Comprehensive Income by Component

For the years ended December 31, 2021, 2020 and 2019, the Company’s accumulated other comprehensive income consisted of unrealized gains and losses from the Company’s available-for-sale marketable securities. The following tables provide a summary of the changes in accumulated other comprehensive income, net of taxes:

	Unrealized Gains and (Losses) on Available-for-Sale Securities[1]
	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Accumulated other comprehensive income — beginning balance	$5,563	$2,919	$158
Other comprehensive (loss) income before reclassifications	(1,522)	2,557	2,848
(Gains) losses reclassified from other comprehensive income[2]	(41)	87	(87)
Net current period other comprehensive (loss) income[3]	(1,563)	2,644	2,761
Accumulated other comprehensive income — ending balance	$4,000	$5,563	$2,919
1.All amounts are net of tax.
2.Realized gains and losses were recorded pre-tax under “Investment and other income” in the Consolidated Statements of Comprehensive Income. For both years ended December 31, 2021 and 2019, the Company recorded $0.1 million of realized gains from the sale of available-for-sale securities. For the year ended December 31, 2020, the Company recorded $0.1 million of realized losses from the sale of available-for-sale securities. Refer to Note 6 — Fair Value Measurements herein for further information.
3.For the year ended December 31, 2021, the changes in other comprehensive income were net of a tax benefit of $0.4 million. For the years ended December 31, 2020 and 2019, the changes in other comprehensive income were both net of a tax expense of $0.7 million.

	Amounts Reclassified from Accumulated Other Comprehensive Income
	2021	2020	2019
	(in thousands)
Year Ended December 31,
Gains (losses) from the sale of available-for-sale securities	$55	$(114)	$111
Tax (expense) benefit	(14)	27	(24)
Net gain (loss) reclassified from accumulated other comprehensive income	$41	$(87)	$87

Note 4 — Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded over the estimated useful life of each class of depreciable asset, and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

The following table sets forth the amounts of property and equipment by each class of depreciable asset as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
	(in thousands)
Housekeeping and Dietary equipment	$13,468	$13,862
Computer hardware and software	5,880	6,015
Operating lease — right-of-use assets	33,217	26,074
Other[1]	1,736	1,581
Total property and equipment, at cost	54,301	47,532
Less accumulated depreciation	26,199	20,971
Total property and equipment, net	$28,102	$26,561
1.Includes furniture and fixtures, leasehold improvements and autos and trucks including auto leases.

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $10.3 million, $10.1 million, and $9.7 million, respectively. Of the depreciation expense recorded for the years ended December 31, 2021, 2020 and 2019 $6.4 million, $5.6 million and $4.9 million related to the depreciation of the Company’s operating lease - right-of-use assets (“ROU Assets”), respectively.

Note 5 — Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses. Goodwill is not amortized, but is evaluated for impairment on an annual basis, or more frequently if impairment indicators arise. To date, the Company has not recognized an impairment of its goodwill.

The following table sets forth the amounts of goodwill by reportable segment, as described in Note 14 — Segment Information, as of December 31, 2021 and 2020:

	December 31, 2020	Acquisitions[1]	December 31, 2021
	(in thousands)
Housekeeping	$42,377	$—	$42,377
Dietary	8,707	23,671	32,378
Total Goodwill	$51,084	$23,671	$74,755
1.In the second quarter of 2021, the Company acquired a manufacturer of prepackaged meals for $6.0 million cash and $10.5 million of deferred variable consideration and recorded under “Other long-term liabilities” in the Consolidated Balance Sheet. The Company acquired primarily intangible assets and goodwill as part of the transaction. As of December 31, 2021, the Company has finalized its acquisition accounting for this transaction. In the fourth quarter of 2021, the Company acquired a regional dining operator for $18.0 million cash consideration. The Company acquired primarily intangible assets and goodwill as part of the acquisition. As of December 31, 2021, the Company has not finalized its acquisition accounting for this transaction.

Intangible Assets

The Company’s other intangible assets were obtained through acquisitions and are recorded at their fair values at the date of acquisition. The following table sets forth the amounts of other intangible assets as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
	(in thousands)
Customer relationships	$45,634	$27,704	$17,930	$41,653	$23,466	$18,187
Trade names	1,731	55	1,676	—	—	—
Patents	1,086	95	991	—	—	—
Non-compete agreements	233	25	208	—	—	—
Total other intangible assets	$48,684	$27,879	$20,805	$41,653	$23,466	$18,187

During the year ended December 31, 2021, the Company acquired customer relationships, trade names, patents, and non-compete agreements with values of $4.0 million, $1.7 million, $1.1 million and $0.2 million, respectively. No acquisitions occurred during the year ended December 31, 2020. Intangible assets with determinable useful lives are amortized on a straight-line basis over their estimated useful lives. The weighted-average amortization period of customer relationships, trade names, patents, and non-compete agreements are approximately 10 years, 13 years, 8 years, and 4 years, respectively.

The following table sets forth the estimated amortization expense for intangibles subject to amortization for 2022, the following four fiscal years and thereafter:

Period/Year	Total Amortization Expense
(in thousands)
2022	$4,851
2023	$3,813
2024	$2,679
2025	$2,679
2026	$2,660
Thereafter	$4,123

Amortization expense for the years ended December 31, 2021, 2020, and 2019 was $4.4 million, $4.2 million and $4.2 million, respectively.

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

The Company’s marketable securities primarily consist of tax-exempt municipal bonds, which are classified as available-for-sale and are reported at fair value. Unrealized gains and losses associated with these investments are included in other comprehensive income (net of tax) within the Consolidated Statements of Comprehensive Income. The fair value of these marketable securities is classified within Level 2 of the fair value hierarchy, as these securities are measured using quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable. Such valuations are determined by a third-party pricing service. For the year ended December 31, 2021, the Company recorded unrealized losses, net of taxes of $1.6 million on marketable securities. For the years ended December 31, 2020 and 2019, the Company recorded unrealized gains, net of taxes of $2.6 million and $2.8 million on marketable securities, respectively.

For the years ended December 31, 2021, 2020 and 2019, the Company received total proceeds, less the amount of interest received of $26.7 million, $6.3 million and $21.3 million, respectively, from sales of available-for-sale municipal bonds. For both years ended December 31, 2021 and 2019, these sales each resulted in realized gains of $0.1 million, and realized losses of $0.1 million for the year ended December 31, 2020. Such gains and losses were recorded in “Investment and other income, net” in the Consolidated Statements of Comprehensive Income. The basis for the sale of these securities was the specific identification of each bond sold during the period.

The investments under the funded deferred compensation plan are accounted for as trading securities and unrealized gains or losses are included in earnings. The fair value of these investments are determined based on quoted market prices (Level 1). For the years ended December 31, 2021, 2020 and 2019, the Company recognized unrealized gains of $6.5 million, $9.5 million and $7.4 million, respectively, related to equity securities still held at the respective reporting dates.

The following tables provide fair value measurement information for the Company’s marketable securities and deferred compensation fund investments as of December 31, 2021 and December 31, 2020:

	As of December 31, 2021
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$114,396	$114,396	$—	$114,396	$—

Deferred compensation fund
Money Market [1]	$2,882	$2,882	$—	$2,882	$—
Balanced and Lifestyle	12,578	12,578	12,578	—	—
Large Cap Growth	20,358	20,358	20,358	—	—
Small Cap Growth	6,561	6,561	6,561	—	—
Fixed Income	4,826	4,826	4,826	—	—
International	2,299	2,299	2,299	—	—
Mid Cap Growth	4,179	4,179	4,179	—	—
Deferred compensation fund[2]	$53,683	$53,683	$50,801	$2,882	$—

	As of December 31, 2020
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$125,012	$125,012	$—	$125,012	$—

Deferred compensation fund
Money Market [1]	$3,006	$3,006	$—	$3,006	$—
Balanced and Lifestyle	10,815	10,815	10,815	—	—
Large Cap Growth	17,223	17,223	17,223	—	—
Small Cap Growth	5,337	5,337	5,337	—	—
Fixed Income	4,850	4,850	4,850	—	—
International	2,250	2,250	2,250	—	—
Mid Cap Growth	3,344	3,344	3,344	—	—
Deferred compensation fund	$46,825	$46,825	$43,819	$3,006	$—
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
2.The deferred compensation fund carrying amount and total fair value amount as of December 31, 2021 is inclusive of $7.0 million of holdings expected to be paid to former employees within the next twelve months and were recorded under “Prepaid expenses and other assets” in the Consolidated Balance Sheets.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-than-temporary Impairments
	(in thousands)
December 31, 2021
Type of security:
Municipal bonds — available-for-sale	$109,331	$5,219	$(154)	$114,396	$—
Total debt securities	$109,331	$5,219	$(154)	$114,396	$—

December 31, 2020
Type of security:
Municipal bonds — available-for-sale	$117,970	$7,043	$(1)	$125,012	$—
Total debt securities	$117,970	$7,043	$(1)	$125,012	$—

December 31, 2019
Type of security:
Municipal bonds — available-for-sale	$87,016	$3,695	$—	$90,711	$—
Total debt securities	$87,016	$3,695	$—	$90,711	$—

The following table summarizes the contractual maturities of debt securities held at December 31, 2021 and December 31, 2020, which are classified as marketable securities in the Consolidated Balance Sheets:

	Municipal Bonds — Available-for-Sale
Contractual maturity:	December 31, 2021	December 31, 2020
	(in thousands)
Maturing in one year or less	$5,606	$2,927
Maturing in second year through fifth year	23,054	26,324
Maturing in sixth year through tenth year	52,180	55,366
Maturing after ten years	33,556	40,395
Total debt securities	$114,396	$125,012

Note 7 — Accounts and Notes Receivable

The Company’s accounts and notes receivable balances consisted of the following as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
	(in thousands)
Short-term
Accounts and notes receivable	$352,659	$315,380
Allowance for doubtful accounts	(59,271)	(59,906)
Total net short-term accounts and notes receivable	$293,388	$255,474
Long-term
Notes receivable	$35,571	$42,312
Allowance for doubtful accounts	(6,312)	(7,895)
Total net long-term notes receivable	$29,259	$34,417
Total net accounts and notes receivable	$322,647	$289,891

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

Note 8 — Allowance for Doubtful Accounts

On January 1, 2020 (the “adoption date”), the Company replaced its previous incurred loss impairment model for estimating credit losses on accounts and notes receivables with an expected loss model prepared in accordance with ASC 326. While the incurred loss impairment model had the Company recognize credit losses when it was probable that a loss had been incurred, ASC 326 requires the Company to estimate future expected credit losses on such instruments before an impairment may occur. On the adoption date, the Company recorded an initial increase of $42.2 million to the Company’s allowance for doubtful accounts, with an offset recorded as an opening adjustment to retained earnings.

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

The guidance in ASC 326 permits entities to make an accounting policy election not to measure an estimate for credit losses on accrued interest if those entities write-off accrued interest deemed uncollectible in a timely manner. The Company follows an income recognition policy on all interest earned on notes receivable. Under such policy the Company accounts for all notes receivable on a non-accrual basis and defers the recognition of any interest income until receipt of cash payments. This policy was established, recognizing the environment of the long-term care industry, and not because such notes receivable are necessarily impaired. Accordingly, the Company does not record a credit loss adjustment for accrued interest. For the years ended December 31, 2021, 2020 and 2019, the Company recognized $1.2 million, $1.7 million and $0.9 million in interest income from notes receivables, respectively.

As part of the Company’s adoption of ASC 326, there are additional disclosures required to be made on a class of financing receivable basis. The following table presents the Company’s two tiers of notes receivable further disaggregated by year of origination, as well as write-off activity for the years ended December 31, 2021 and 2020, respectively:

	Notes Receivable as of December 31, 2021
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in thousands)
Notes Receivable
Standard notes receivable	$16,558	$6,862	$401	$18,738	$21,288	$1,560	$65,407
Elevated risk notes receivable	$—	$—	$—	$—	$406	$1,374	$1,780

Current-period gross write-offs	$—	$—	$541	$489	$2,494	$—	$3,524
Current-period recoveries	—	—	(1)	—	—	(38)	(39)
Current-period net write-offs	$—	$—	$540	$489	$2,494	$(38)	$3,485

	Notes Receivable as of December 31, 2020
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
	(in thousands)
Notes Receivable
Standard notes receivable	$12,592	$10,474	$19,185	$22,566	$28	$1,573	$66,418
Elevated risk notes receivable	$—	$617	$—	$3,969	$—	$1,374	$5,960

Current-period gross write-offs	$—	$—	$1,748	$1,540	$1,970	$67	$5,325
Current-period recoveries	—	—	—	—	—	—	—
Current-period net write-offs	$—	$—	$1,748	$1,540	$1,970	$67	$5,325

The following table provides information as to the status of payment on the Company’s gross notes receivable which were past due as of December 31, 2021 and 2020, respectively:

	Age Analysis of Past-Due Notes Receivable as of December 31, 2021
	0-90 Days	91 - 180 Days	Greater than 181 Days	Total
	(in thousands)
Notes Receivable
Standard notes receivable	$953	$5,676	$6,536	$13,165
Elevated Risk Notes Receivable	—	—	1,780	1,780
	$953	$5,676	$8,316	$14,945

	Age Analysis of Past-Due Notes Receivable as of December 31, 2020
	0-90 Days	91 - 180 Days	Greater than 181 Days	Total
	(in thousands)
Notes Receivable
Standard notes receivable	$1,001	$3,794	$3,712	$8,507
Elevated Risk Notes Receivable	253	330	5,377	5,960
	$1,254	$4,124	$9,089	$14,467

The following tables provide a summary of the changes in the Company’s allowance for doubtful accounts on a portfolio segment basis for the years ended December 31, 2021 and 2020, respectively:

	Allowance for doubtful accounts
Portfolio Segment:	December 31, 2020	Write-Offs	Bad Debt Expense	December 31, 2021
	(in thousands)
Accounts receivable	$51,052	$(9,215)	$8,957	$50,794

Notes receivable
Standard notes receivable	$13,258	$(183)	$532	$13,607
Elevated risk notes receivable	3,491	(3,302)	994	1,183
Total notes receivable	$16,749	$(3,485)	$1,526	$14,790
Total accounts and notes receivable	$67,801	$(12,700)	$10,483	$65,584
1.Write-offs are shown net of recoveries. During the year ended December 31, 2021, the Company collected $0.2 million of accounts receivables that were recovered subsequent to being written-off.

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
2.Write-offs are shown net of recoveries. During the year ended December 31, 2020, the Company collected $1.0 million of accounts receivables and notes receivables which had previously been written-off as uncollectible.

Prior to the adoption date, the allowance for doubtful accounts was established when the Company had determined that receivables have been impaired and the Company could reasonably estimate the amount of the incurred loss. The allowance for doubtful accounts was evaluated based on the Company’s ongoing review of accounts and notes receivable and was inherently subjective as it required estimates susceptible to significant revision as more information became available. For the year ended, December 31, 2019 the Company recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $25.5 million.

Note 9 — Lease Commitments

The Company recognizes ROU Assets and Lease Liabilities for automobiles, office buildings, IT equipment, and small storage units for the temporary storage of operational equipment. The Company’s leases have remaining lease terms ranging from less than 1 year to 7 years, and have extension options ranging from 1 year to 5 years. Most leases include the option to terminate the lease within 1 year.

Upon adopting ASC 842, the Company made accounting policy elections using practical expedients offered under the guidance to combine lease and non-lease components within leasing arrangements and to recognize the payments associated with short-term leases in earnings on a straight-line basis over the lease term, with the cost associated with variable lease payments recognized when incurred. These accounting policy elections impact the value of the Company’s ROU Assets and Lease Liabilities. The value of the Company’s ROU Assets is determined as the non-depreciated fair value of its leasing arrangements and is recorded to Property and Equipment, net on the Company’s Consolidated Balance Sheets. The value of the Company’s Lease Liabilities is the present value of fixed lease payments not yet paid, discounted using either the rate implicit in the lease contract if that rate can be determined, or the Company’s incremental borrowing rate (“IBR”). As of December 31, 2021 and 2020, the Company’s short-term portion of lease obligations were $6.5 million and $5.3 million, respectively, and are recorded in Other accrued expenses with the remaining balance recognized under the Lease liability — long-term portion captions on the Company’s Consolidated Balance Sheets. Any future lease payments that are not fixed based on the terms of the lease contract, or fluctuate based on a factor other than an index or rate, are considered variable lease payments and are not included in the value of the Company’s ROU Assets or Lease Liabilities. The Company’s IBR is determined as the rate of interest that the Company would incur to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Components of lease expense required by ASC 842 are presented below for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Lease cost
Operating lease cost	$6,210	$5,381	$4,699
Short-term lease cost	747	738	830
Variable lease cost	973	464	591
Total lease cost	$7,930	$6,583	$6,120

Supplemental information required by ASC 842 is presented below for the years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
	2021	2020	2019
	(dollar amounts in thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,609	$5,690	$4,908
ROU Assets obtained in exchange for lease obligations[1]	$7,143	5,410	21,366
Weighted-average remaining lease term — operating leases	4.5 years	5.4 years	6.2 years
Weighted-average discount rate — operating leases	4.2%	4.5%	4.7%
1.ROU Assets obtained in exchange for lease obligations for the year ended December 31, 2019 includes the amount initially capitalized in conjunction with the adoption of ASC 842.

During the years ended December 31, 2021 and 2020, the Company’s ROU Assets and Lease Liabilities were reduced by $0.8 million and $0.6 million, respectively due to lease cancellations.

The following is a schedule by calendar year of future minimum lease payments under operating leases that have remaining terms as of December 31, 2021:

Period/Year	Operating Leases
(in thousands)
2022	6,470
2023	4,822
2024	2,699
2025	1,311
2026	1,337
Thereafter	2,867
Total minimum lease payments	$19,506
Less: imputed lease payments	$1,702
Present value of lease liabilities	$17,804

Note 10 — Share-Based Compensation

The components of the Company’s shared-based compensation expense for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Stock options	$1,832	$2,134	$2,623
Restricted stock, restricted stock units and deferred stock units	6,367	5,195	3,967
Performance stock units	401	—	—
Employee Stock Purchase Plan	227	543	275
Total pre-tax share-based compensation expense charged against income[1]	$8,827	$7,872	$6,865

Total recognized tax (deficiency) benefit related to share-based compensation	$(217)	$(293)	$196
1.Share-based compensation expense is recorded in cost of services and selling, general and administrative expense in the Company’s Consolidated Statements of Comprehensive Income.

At December 31, 2021 and 2020, the unrecognized compensation cost related to unvested stock options and awards was $17.5 million and $16.7 million, respectively. The weighted average period over which these awards will vest was approximately 2.6 years as of December 31, 2021 and 2020.

2020 Omnibus Incentive Plan

On May 26, 2020, the Company adopted the 2020 Omnibus Incentive Plan (the “2020 Plan”) after approval by the Company’s Shareholders. The 2020 Plan provides that current or prospective officers, employees, non-employee directors and advisors can receive share-based awards such as stock options, performance stock units, restricted stock units and other stock awards. The 2020 Plan seeks to encourage profitability and growth of the Company through short-term and long-term incentives that are consistent with the Company’s operating objectives.

As of December 31, 2021, there were 4.9 million shares of common stock reserved for issuance under the 2020 Plan, of which, 2.1 million are available for future grant. The amount of shares available for issuance under the 2020 Plan will increase when outstanding awards under the Company’s Second Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”) are subsequently forfeited, terminated, lapsed, or satisfied thereunder in cash or property other than shares. No stock award will have a term in excess of 10 years. The Nominating, Compensation and Stock Option Committee (the “NCSO”) of the Board of Directors is responsible for determining the terms of the grants in accordance with the 2020 Plan.

Stock Options

A summary of stock options outstanding under the 2020 Plan and the 2012 Plan as of December 31, 2021 and changes during 2021 are as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price
	(in thousands)
December 31, 2020	2,098	$33.35
Granted	207	$28.45
Exercised	(109)	$22.38
Forfeited	(3)	$39.38
Expired	(12)	$33.96
December 31, 2021	2,181	$33.42

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2021, 2020, and 2019 was $7.01, $4.66 and $8.18 per common share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $0.7 million, $1.3 million and $5.5 million, respectively. The total fair value of stock options vested during the years ended December 31, 2021, 2020 and 2019 were $2.1 million, $2.6 million and $3.0 million, respectively.

For the year ended December 31, 2021 the tax deficiency realized from stock options exercised was immaterial. For the years ended December 31, 2020 and 2019, the tax benefit realized from stock options exercised was $0.1 million and $0.2 million, respectively.

The fair value of stock option awards granted in 2021, 2020 and 2019 were estimated on the dates of grant using the Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.6%	1.8%	2.5%
Weighted average expected life	6.6 years	6.6 years	5.7 years
Expected volatility	34.7%	26.5%	22.6%
Dividend yield	2.9%	3.2%	1.9%

The following table summarizes other information about the stock options at December 31, 2021:

December 31, 2021
(amounts in thousands, except per share data)
Outstanding:
Aggregate intrinsic value	$18
Weighted average remaining contractual life	4.9 years
Exercisable:
Number of options	1,538
Weighted average exercise price	$33.43
Aggregate intrinsic value	$18
Weighted average remaining contractual life	3.7 years

Restricted Stock Units

The fair value of outstanding restricted stock units and restricted stock was determined based on the market price of the shares on the date of grant. During the years ended December 31, 2021, 2020 and 2019 the Company granted 0.3 million, 0.3 million, and 0.2 million restricted stock units with weighted average grant date fair values of $28.53, $24.43, and $40.49 per unit, respectively.

During the years ended December 31, 2021, 2020 and 2019, the Company did not grant any restricted stock.

A summary of the outstanding restricted stock units and restricted stock as of December 31, 2020 and changes during the year ended December 31, 2021 is as follows:

	Restricted Stock Units and Restricted Stock
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2020	561	$33.31
Granted	262	$28.53
Vested	(149)	$35.32
Forfeited	(22)	$30.24
December 31, 2021	652	$31.03

The weighted average remaining vesting period for the unvested restricted stock units and restricted stock is 2.9 years.

The weighted average grant-date fair values and total fair values of restricted stock units and restricted stock vested during 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except per share data)
Weighted average grant-date fair value of restricted stock units granted	$28.53	$24.43	$40.49
Total fair value of restricted stock units and restricted shares vested	$4,185	$2,287	$2,399

Performance Stock Units

On January 4, 2021, the NCSO granted 35,000 Performance Stock Units (“PSUs”) to the Company’s executive officers. Such PSUs are contingent upon the achievement of certain total shareholder return (“TSR”) targets as compared to the TSR of the S&P 400 MidCap Index and the participant’s continued employment with the Company for the three year period ending December 31, 2023, the date at which such awards vest. The unrecognized share-based compensation cost of the TSR-based PSU awards at December 31, 2021 is $0.8 million and is expected to be recognized over a weighted-average period of 2.1 years

A summary of the outstanding PSUs as of December 31, 2020 and changes during the year ended December 31, 2021 is as follows:

	Performance Stock Units
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2020	—	$—
Granted	35	$34.52
Vested	—	$—
Forfeited	—	$—
December 31, 2021	35	$34.52

Deferred Stock Units

On June 4, 2021, the NCSO granted an aggregate of 10,000 Deferred Stock Units (“DSUs”) to the Company’s non-employee directors. Each DSU award vests in one year. Once vested, the recipient shall be entitled to receive a lump sum payment of a number of shares equal to the total number of DSUs issued to such recipient upon the first to occur of (i) the five year anniversary of the date of grant, (ii) the recipient’s death, disability or separation of service from the Board, or (iii) a change of control (as defined by the 2020 Plan). The unrecognized share-based compensation cost of the DSU awards at December 31, 2021 is $0.1 million and is expected to be recognized over a weighted-average period of 0.4 years.

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

Under the ESPP, the Company is authorized to issue up to 4.1 million shares of its common stock to its employees. Pursuant to such authorization, there are 2.0 million shares available for future grant at December 31, 2021. Under the terms of the ESPP, participants may contribute through payroll deductions up to $21,250 (85% of IRS limitation) of their compensation toward the purchase of the Company’s common stock. No employee may purchase common stock which exceeds $25,000 in fair market value (determined on the option date) for each calendar year. The option price per share is equal to the lower of 85% of the fair market price on the first day of the offering period, or 85% of the fair market price on the last day of the offering period.

The following table summarizes information about the Company’s ESPP annual offerings for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except per share data)
Common shares purchased	85	73	75
Per common share purchase price	$15.12	$20.67	$20.67

The expense associated with the options granted under the ESPP during the year ended December 31, 2021 and 2020 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	0.1%	1.6%
Weighted average expected life (years)	1.0	1.0
Expected volatility	61.7%	42.0%
Dividend yield	2.9%	3.3%

Deferred Compensation Plan

The Company offers a Supplemental Executive Retirement Plan (“SERP”) for executives and certain key employees. The SERP is not qualified under Section 401 of the Internal Revenue Code. The SERP allows participants to defer up to 25% of their earned income on a pre-tax basis and as of the last day of each plan year, each participant will be credited with a 25% match of up to 15% of their earnings deferred in the form of the Company’s common stock based on the then-current market value. SERP participants fully vest in the Company’s matching contribution three years from the first day of the initial year of participation. The income deferred and the matching contributions are unsecured and subject to the claims of the Company’s general creditors.

Under the SERP, the Company is authorized to issue 1.0 million shares of its common stock to its employees. Pursuant to such authorization, the Company has 0.3 million shares available for future grant at December 31, 2021. At the time of issuance, such shares are accounted for at cost as treasury stock. At December 31, 2021, approximately 0.3 million of such shares are vested and remain in the respective active participants’ accounts with the trustee.

The following table summarizes information about the SERP during the plan years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
SERP expense [1]	$531	$512	$539
Treasury shares issued to fund SERP expense[2]	30	18	22
Year end SERP trust account balance[3]	$59,086	$54,729	$43,952
Unrealized gain recorded in SERP liability account	$6,676	$9,200	$7,353
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

Note 12 — Income Taxes

The following table summarizes the provision for income taxes:

	Year Ended December 31,
	2021	2020	2019
	(amounts in thousands)
Current:
Federal	$9,120	$28,833	$15,041
State	3,766	7,564	6,158
	$12,886	$36,397	$21,199
Deferred:
Federal	$2,118	$(4,903)	$(824)
State	956	(990)	140
	$3,074	$(5,893)	$(684)

Tax provision	$15,960	$30,504	$20,515

Deferred income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax basis of assets and liabilities.

Significant components of the Company’s federal and state deferred tax asset and liability balances were as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$16,124	$16,672
Deferred compensation	9,587	8,239
Deferred payroll taxes under the CARES Act	6,220	11,914
Accrued insurance claims	6,252	5,189
Non-deductible reserves	521	309
Leases	247	181
Other	1,854	1,466
	$40,805	$43,970
Deferred tax liabilities:
Expensing of housekeeping supplies	$(3,085)	$(3,322)
Amortization of intangibles[1]	(2,118)	(574)
Depreciation of property and equipment	(1,915)	(1,725)
Other	(2,152)	(2,795)
	$(9,270)	$(8,416)

Net deferred tax assets	$31,535	$35,554
1.The amortization of intangibles deferred tax liability includes less than $0.1 million of amortization of the goodwill recognized from the Company's acquisition of a prepackaged meal manufacturer. The goodwill related to the fourth quarter 2021 acquisition of a regional dining operator is not tax-deductible.

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

The table below provides a reconciliation between the tax expense computed by applying the statutory federal income tax rate to income before income taxes and the provision for income taxes:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Income tax expense computed at statutory rate	$12,983	$27,129	$17,872
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	3,931	4,985	4,902
Federal jobs credits	(3,177)	(3,089)	(3,164)
Tax exempt interest	(324)	(323)	(399)
Share-based compensation	1,072	1,323	298
Fines and penalties[1]	1,294	20	20
Other, net	181	459	986
Income tax expense	$15,960	$30,504	$20,515
1.For both the years ended December 31, 2020 and 2019, the Company presented less than $0.1 million of fines and penalties within the Other, net caption. Such amounts have been reclassified to the Fines and penalties caption for comparative purposes.

The Company performs an evaluation each period of its tax positions taken and expected to be taken in tax returns. The evaluation is performed on positions relating to tax years that remain subject to examination by major tax jurisdictions, the earliest of which is the tax year ended December 31, 2016. Based on the evaluation, the Company concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Therefore, the table reporting on the change in the liability for unrecognized tax benefits during the years ended December 31, 2021 and 2020 is omitted as there is no activity to report in such account for the years ended December 31, 2021 or 2020.

Note 13 — Related Party Transactions

For the years ended December 31, 2021, 2020 and 2019, the Company did not have any related party transactions.

Note 14 — Segment Information

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

All revenues and net income are earned in the United States.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenues[1]
Housekeeping	$821,329	$895,267	$909,499
Dietary	820,630	865,036	931,279
Total	$1,641,959	$1,760,303	$1,840,778

Income before income taxes
Housekeeping	$79,380	$95,723	$94,173
Dietary	45,758	68,293	43,269
Corporate[2]	(63,315)	(34,830)	(52,346)
Total	$61,823	$129,186	$85,096

Depreciation and amortization
Housekeeping	$5,399	$5,722	$5,945
Dietary	2,611	2,394	2,422
Corporate	6,657	6,152	5,573
Consolidated	$14,667	$14,268	$13,940

Total assets
Housekeeping	$225,531	$214,500	$265,096
Dietary	221,911	174,866	236,075
Corporate[3]	330,087	395,665	221,421
Consolidated	$777,529	$785,031	$722,592

Capital expenditures
Housekeeping	$5,005	$3,710	$3,188
Dietary	451	393	68
Corporate	231	238	1,112
Consolidated	$5,687	$4,341	$4,368
1.For the years ended December 31, 2021 and 2020, both the Housekeeping and Dietary segments earned revenue from several significant customers, although Genesis was the only customer to contribute more than 10% of consolidated revenue. For the years ended December 31, 2021, 2020 and 2019, Genesis accounted for $177.1 million or 10.8%, $258.7 million or 14.7% and $287.8 million or 15.6% of the Company’s consolidated revenues, respectively.
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

Note 15 — Earnings Per Common Share

Basic and diluted earnings per common share are computed by dividing net income by the weighted-average number of basic and diluted common shares outstanding, respectively. The weighted-average number of diluted common shares includes the impact of dilutive securities, including outstanding stock options and unvested restricted stock and restricted stock units. The table below reconciles the weighted-average basic and diluted common shares outstanding for 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019

Numerator for basic and diluted earnings per share:
Net income	$45,863	$98,682	$64,581

Denominator:
Weighted average number of common shares outstanding - basic	74,816	74,696	74,362
Effect of dilutive securities[1]	146	89	228
Weighted average number of common shares outstanding - diluted	74,962	74,785	74,590

Basic earnings per share:	$0.61	$1.32	$0.87

Diluted earnings per share:	$0.61	$1.32	$0.87
1.Certain outstanding equity awards are anti-dilutive and therefore were excluded from the calculation of the weighted average number of diluted common shares outstanding.

Anti-dilutive outstanding equity awards under share-based compensation plans were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Anti-dilutive stock options and restricted stock units	1,980	2,121	1,682

Note 16 — Contractual Obligations and Other Contingencies

Line of Credit

At December 31, 2021, the Company had a $475 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a floating rate, based on the Company’s leverage ratio, and starting at LIBOR plus 115 basis points (or if LIBOR becomes unavailable, the higher of the Overnight Bank Funding Rate, plus 50 basis points and the Prime Rate). As of December 31, 2021 and 2020, there were no borrowings under the line of credit. The line of credit requires the Company to satisfy two financial covenants, with which the Company is in compliance as of December 31, 2021. The line of credit expires on December 21, 2023.

At December 31, 2021, the Company also had outstanding $64.9 million in irrevocable standby letters of credit, which relate to payment obligations under the Company’s insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $64.9 million to $410.1 million at December 31, 2021. On November 22, 2021, the letters of credit were renewed and expire on January 4, 2023.

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

At this time, the Company is unable to reasonably estimate possible losses or form a judgment that an unfavorable outcome is either probable or remote with respect to certain pending litigation claims asserted and it is not currently possible to assess whether or not the outcome of these proceedings may have a material adverse effect on the Company.

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

Note 17 — Accrued Insurance Claims

The Company currently has a Paid Loss Retrospective Insurance Plan for general liability, workers’ compensation insurance and other self-insurance programs, which comprised approximately 27.5% and 27.1% of the Company’s liabilities at December 31, 2021 and 2020, respectively. The increase in our self-insurance liabilities was primarily impacted by an adjustment to the Company’s self-insurance liability during 2020 in which the Company’s provision for prior year claims was favorably adjusted by $14.0 million as the Company’s expected future payment obligations had been reduced. Under the Company’s insurance plans, predetermined loss limits are arranged with the Company’s insurance company to limit both per occurrence cash outlay and annual insurance plan cost. The Company’s accounting for this plan utilizes current valuations from a third party actuary, which include assumptions based on data such as historical claims, pay-out experience, demographic factors, industry trends, severity factors, and other actuarial calculations. In the event that the Company’s claims experience and/or industry trends result in an unfavorable change in the assumptions or outcomes, it would have an adverse effect on the Company’s results of operations and financial condition.

For general liability, workers’ compensation and other self-insurance programs, the Company records both a reserve for the estimated future cost of claims and related expenses that have been reported but not settled, as well as an estimate of claims incurred but not reported. General liability and workers’ compensation reserves for claims incurred but not reported are developed by a third party actuary through review of the Company’s historical data and open claims.

Note 18 — Treasury Stock

During the year ended December 31, 2021, the Company's Board of Directors authorized and the Company entered into a 10b5-1 plan (the “Plan”). The Plan was adopted under the safe harbor provided by rule 10b5-1and Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in order to assist the Company in implementing its share repurchase plans. Pursuant to the Company’s share repurchase program and as authorized by the Board of Directors on March 12, 2021, the Company has purchased 1.0 million shares of the Company’s common stock during the year ended December 31, 2021 for a total cost of $21.5 million inclusive of transaction costs. The number of shares and value of shares repurchased were immaterial for the year ended December 31, 2020.

Note 19 — Subsequent Events

The Company evaluated all subsequent events through the filing date of this Annual Report on Form 10-K. On February 8, 2022, the Company’s Board of Directors declared a quarterly cash dividend of $0.21125 per common share, payable on March 25, 2022 to shareholders of record at the close of business on February 25, 2022.

There were no additional events or transactions occurring during this subsequent reporting period which require recognition or additional disclosure in these financial statements.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with the Exchange Act Rules 13a-15 and 15a-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange commission, and (2) accumulated and communicated to our management, including the Company’s Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive and principal financial officers, management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Audit Report on internal Controls Over Financial Reporting of the Registered Public Accounting Firm

Grant Thornton LLP, the Company’s independent registered public accounting firm has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The information regarding directors and executive officers is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to its shareholders in connection with its 2022 Annual Meeting of Shareholders and to be filed within 120 days of the close of the year ended December 31, 2021.

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

Item 11.   Executive Compensation.

The information regarding executive compensation is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to shareholders in connection with its 2022 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2021.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to shareholders in connection with its 2022 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ending December 31, 2021.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information regarding certain relationships and related transactions, and director independence is incorporated herein by reference to the Company’s definitive proxy statement mailed to shareholders in connection with its 2022 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2021.

Item 14.   Principal Accountant Fees and Services.

The information regarding principal accountant fees and services is incorporated herein by reference to the Company’s definitive proxy statement mailed to shareholders in connection with its 2022 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2021.

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

(b) See Item 15(a)(3) above.

(c) See Item 15(a)(2) above.

Item 16.   Form 10-K Summary.

None.

Healthcare Services Group, Inc.
Schedule II — Valuation and Qualifying Accounts and Reserves

		Additions
Description	Beginning Balance	Charged to Other Accounts (1)	Charged to Costs and Expenses	Deductions	Ending Balance
(in thousands)
2021
Allowance for Doubtful Accounts	$67,801	$—	$10,483	$12,700	$65,583
2020
Allowance for Doubtful Accounts	$52,393	$42,236	$9,636	$36,464	$67,801
2019
Allowance for Doubtful Accounts	$57,209	$—	$25,480	$30,296	$52,393
1.All amounts charged to other accounts for the year ended December 31, 2020 pertain to the cumulative effect of the Company’s January 1, 2020 adoption of ASC 326 as described within Note 1 — Description of Business and Significant Accounting Policies.

Exhibit Index

The following Exhibits are filed as part of this Report (references are to Reg. S-K Exhibit Numbers):

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of the Registrant as of May 30, 2000	10-K	0-12015	3/21/2001	3.2	—
3.2	Amendment to the Amended and Restated Articles of Incorporation of the Registrant as of May 22, 2007	8-K	0-12015	5/24/2007	3.1	—
3.3	Second Amended and Restated Bylaws of the Registrant as of February 17, 2015	10-K	0-12015	2/19/2015	3.3	—
4.1 (P)	Specimen Certificate of the Common Stock, $.01 par value, of the Registrant	S-18	2-87625-W	—	4.1	—
4.2†	Healthcare Services Group, Inc. Employee Stock Purchase Plan	S-8	333-92835	12/15/1999	4(a)	—
4.3†	Healthcare Services Group, Inc. Amendment No. 3 to Employee Stock Purchase Plan	10-Q	0-12015	10/28/2016	4.1	—
4.4†	Amendment No. 4 to the Healthcare Services Group, Inc. Employee Stock Purchase Plan, dated as of July 20, 2021	10-Q	0-12015	7/23/2021	4.1	—
4.5†	Healthcare Services Group, Inc. Amended and Restated Deferred Compensation Plan	10-Q	0-12015	10/22/2012	10.1	—
4.6	Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	S-8	333-240096	7/24/2020	4.7	—
10.1†	2020 Omnibus Incentive Plan	S-8	333-240096	7/24/2020	10.1	—
10.2	$475,000,000 Revolving Credit Facility, dated as of December 21, 2018	8-K	0-12015	12/31/2018	10.1	—
10.3	Healthcare Services Group, Inc. Dividend Reinvestment Plan	S-3D	333-108182	8/22/2003	99.0	—
21	Subsidiaries of Healthcare Services Group, Inc.	—	—	—	—	X
23	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	—	—	—	—	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	—	—	—	—	X
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	—	—	—	—	X
101	The following financial information from the Company's Form 10-K for the fiscal year ended December 31, 2020 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders' Equity, and (v) Notes to Consolidated Financial Statements	—	—	—	—	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)	—	—	—	—	X

†	Indicates a management plan or compensatory plan or arrangement.
(P)	Prior to digital copy

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 18, 2022	HEALTHCARE SERVICES GROUP, INC.
(Registrant)

	By:	/s/ Theodore Wahl
Theodore Wahl
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Theodore Wahl	Director and President & Chief Executive Officer	February 18, 2022
Theodore Wahl	(Principal Executive Officer)

/s/ Andrew M. Brophy	Vice President, Controller & Principal Accounting Officer	February 18, 2022
Andrew M. Brophy	(Principal Financial and Accounting Officer )

/s/ Jude Visconto	Chairman of the Board	February 18, 2022
Jude Visconto

/s/ John M. Briggs	Director	February 18, 2022
John M. Briggs

/s/ Diane S. Casey	Director	February 18, 2022
Diane S. Casey

/s/ Daniela Castagnino	Director	February 18, 2022
Daniela Castagnino

/s/ Robert L. Frome	Director	February 18, 2022
Robert L. Frome

/s/ Laura Grant	Director	February 18, 2022
Laura Grant

/s/ John J. McFadden	Director	February 18, 2022
John J. McFadden

/s/ Dino D. Ottaviano	Director	February 18, 2022
Dino D. Ottaviano

/s/ Kurt Simmons, Jr.	Director	February 18, 2022
Kurt Simmons, Jr.