Form 10-Q
period 2022-06-30
HEALTHCARE SERVICES GROUP INC
filed 2022-07-22
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $.01 par value: 74,054,000 shares outstanding as of July 20, 2022.

Healthcare Services Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2022

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report and documents incorporated by reference into it may contain forward-looking statements within the meaning of federal securities laws, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “estimates,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services to the healthcare industry, primarily providers of long-term care; the impact of and future effects of the COVID-19 pandemic or other potential pandemics; having a significant portion of our consolidated revenues contributed by one customer during the six months ended June 30, 2022; credit and collection risks associated with the healthcare industry; our claims experience related to workers’ compensation and general liability insurance (including any litigation claims, enforcement actions, regulatory actions and investigations arising from personal injury and loss of life related to COVID-19); the effects of changes in, or interpretations of laws and regulations governing the healthcare industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor-related matters such as minimum wage increases; the Company’s expectations with respect to selling, general, and administrative expense; the impact of the concluded Securities and Exchange Commission investigation and related class action lawsuit; heightened volatility of commodity food prices partially due to constrained global production as a result of the Russia-Ukraine conflict and the risk factors described in Part I of our Form 10-K for the fiscal year ended December 31, 2021 under “Government Regulation of Customers,” “Service Agreements and Collections,” and “Competition,” under Item IA. “Risk Factors” in such Form 10-K and under Item IA. “Risk Factors” in this Form 10-Q.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Healthcare Services Group, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS:
Current assets:
Cash and cash equivalents	$31,681	$70,794
Marketable securities, at fair value	97,488	114,396
Accounts and notes receivable, less allowance for doubtful accounts of $70,798 and $59,271 as of June 30, 2022 and December 31, 2021, respectively	331,534	293,388
Inventories and supplies	23,535	26,015
Taxes receivable	3,775	8,813
Prepaid expenses and other assets	33,839	32,976
Total current assets	521,852	546,382
Property and equipment, net	25,632	28,102
Goodwill	75,529	74,755
Other intangible assets, less accumulated amortization of $30,313 and $27,879 as of June 30, 2022 and December 31, 2021, respectively	18,371	20,805
Notes receivable — long–term portion, less allowance for doubtful accounts of $5,222 and $6,312 as of June 30, 2022 and December 31, 2021, respectively	32,901	29,259
Deferred compensation funding, at fair value	32,320	46,691
Deferred tax asset	33,453	31,535
Total assets	$740,058	$777,529

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$66,466	$64,419
Accrued payroll and related taxes	61,572	68,664
Other accrued expenses	14,819	26,741
Borrowings under line of credit	10,000	—
Deferred compensation liability — short-term	4,694	6,991
Accrued insurance claims	26,378	24,310
Total current liabilities	183,929	191,125
Accrued insurance claims — long-term	69,233	65,084
Deferred compensation liability — long-term	32,789	46,888
Lease liability — long-term	9,856	11,299
Other long-term liabilities	6,406	10,456

Commitments and contingencies (Note 14)

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000 shares authorized; 76,160 and 76,009 shares issued, and 74,054 and 73,769 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	762	760
Additional paid-in capital	298,405	294,124
Retained earnings	170,267	183,957
Accumulated other comprehensive (loss) income, net of taxes	(3,214)	4,000
Common stock in treasury, at cost, 2,106 and 2,240 shares as of June 30, 2022 and December 31, 2021, respectively	(28,375)	(30,164)
Total stockholders’ equity	$437,845	$452,677
Total liabilities and stockholders’ equity	$740,058	$777,529
See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$424,857	$398,171	$851,668	$805,922
Operating costs and expenses:
Costs of services provided	379,370	336,411	752,632	673,030
Selling, general and administrative expense	29,281	50,051	65,017	90,038
Other (expense) income:
Investment and other (loss) income, net	(7,511)	3,684	(9,034)	5,849
Interest expense	(445)	(330)	(954)	(688)
Income before income taxes	8,250	15,063	24,031	48,015

Income tax provision	1,430	5,498	5,882	13,797
Net income	$6,820	$9,565	$18,149	$34,218

Per share data:
Basic earnings per common share	$0.09	$0.13	$0.24	$0.46
Diluted earnings per common share	$0.09	$0.13	$0.24	$0.45

Weighted average number of common shares outstanding:
Basic	74,337	75,005	74,332	75,004
Diluted	74,358	75,212	74,345	75,218

Comprehensive income:
Net income	$6,820	$9,565	$18,149	$34,218
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale marketable securities, net of taxes	(1,945)	703	(7,214)	(568)
Total comprehensive income	$4,875	$10,268	$10,935	$33,650

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$18,149	$34,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,765	7,302
Bad debt provision	17,024	6,709
Share-based compensation expense	4,768	4,569
Amortization of premium on marketable securities	1,125	1,138
Unrealized loss (gain) on deferred compensation fund investments	10,620	(4,053)
Changes in contingent consideration	(2,050)	—
Net loss on disposals of fixed assets	560	597
Changes in operating assets and liabilities:
Accounts and notes receivable	(58,810)	(23,054)
Inventories and supplies	2,480	3,578
Prepaid expenses and other assets	(508)	(19,972)
Deferred compensation funding	3,751	444
Accounts payable and other accrued expenses	(15,893)	17,827
Accrued payroll, accrued and withheld payroll taxes	(5,523)	(10,088)
Income taxes payable	5,038	2,595
Accrued insurance claims	6,217	2,945
Deferred compensation liability	(15,877)	4,087
Net cash (used in) provided by operating activities	(21,164)	28,842
Cash flows from investing activities:
Disposals of fixed assets	201	84
Additions to property and equipment	(2,580)	(2,093)
Purchases of marketable securities	(2,875)	(15,138)
Sales of marketable securities	9,526	12,031
Cash paid for acquisitions	(114)	(6,000)
Net cash provided by (used in) investing activities	4,158	(11,116)
Cash flows from financing activities:
Dividends paid	(31,499)	(31,034)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	51	46
Proceeds from the exercise of stock options	410	1,855
Purchases of treasury stock	—	(1,835)
Proceeds from short-term borrowings	10,000	—
Payments of statutory withholding on net issuance of restricted stock units	(1,069)	(1,501)
Net cash used in financing activities	(22,107)	(32,469)
Net change in cash and cash equivalents	(39,113)	(14,743)
Cash and cash equivalents at beginning of the period	70,794	139,330
Cash and cash equivalents at end of the period	$31,681	$124,587

Supplemental disclosure of non-cash investing activities
Accrued variable consideration from acquisition of a business	$—	$5,703

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	For the six months ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	76,009	$760	$294,124	$4,000	$183,957	$(30,164)	$452,677
Comprehensive income:
Net income for the period	—	—	—	—	11,329	—	11,329
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(5,269)	—	—	(5,269)
Comprehensive income for the period							$6,060
Exercise of stock options and other share-based compensation, net of shares tendered for payment	145	2	408	—	—	—	410
Payment of statutory withholding on issuance of restricted stock units	—	—	(1,069)	—	—	—	(1,069)
Share-based compensation expense	—	—	2,298	—	—	—	2,298
Treasury shares issued for Deferred Compensation Plan funding and redemptions	—	—	110	—	—	414	524
Shares issued pursuant to Employee Stock Plan	—	—	368	—	—	1,144	1,512
Dividends paid and accrued, $0.21 per share	—	—	—	—	(15,859)	—	(15,859)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	6	—	—	19	25
Other	4	—	59	—	—	—	59
Balance, March 31, 2022	76,158	$762	$296,304	$(1,269)	$179,427	$(28,587)	$446,637
Comprehensive income:
Net income for the period	—	—	—	—	6,820	—	6,820
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(1,945)	—	—	(1,945)
Comprehensive income for the period	—	—	—	—	—	—	$4,875
Exercise of stock options and other share-based compensation, net of shares tendered for payment	2	—	—	—	—	—	—
Share-based compensation expense	—	—	2,292	—	—	—	2,292
Treasury shares issued for Deferred Compensation Plan funding and redemptions		—	(196)	—	—	191	(5)
Dividends paid and accrued, $0.21 per share	—	—	—	—	(15,980)	—	(15,980)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	5	—	—	21	26
Balance, June 30, 2022	76,160	$762	$298,405	$(3,214)	$170,267	$(28,375)	$437,845

See accompanying notes to consolidated financial statements.

	For the six months ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	75,798	$758	$282,206	$5,563	$200,893	$(8,959)	$480,461
Comprehensive income:
Net income for the period	—	—	—	—	24,653	—	24,653
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(1,271)	—	—	(1,271)
Comprehensive income for the period							$23,382
Exercise of stock options and other share-based compensation, net of shares tendered for payment	156	2	1,473	—	—	—	1,475
Payment of statutory withholding on issuance of restricted stock and restricted stock units	—	—	(1,501)	—	—	—	(1,501)
Share-based compensation expense	—	—	2,104	—	—	—	2,104
Treasury shares issued for Deferred Compensation Plan funding and redemptions	—	—	545	—	—	(36)	509
Shares issued pursuant to Employee Stock Plan	—	—	1,554	—	—	498	2,052
Dividends paid and accrued, $0.21 per share	—	—	—	—	(15,526)	—	(15,526)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	18	—	—	5	23
Other	4	—	123	—	—	—	123
Balance, March 31, 2021	75,958	$760	$286,522	$4,292	$210,020	$(8,492)	$493,102
Comprehensive income:
Net income for the period	—	—	—	—	9,565	—	9,565
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	703	—	—	703
Comprehensive income for the period							$10,268
Exercise of stock options and other share-based compensation, net of shares tendered for payment	11	—	380	—	—	—	380
Share-based compensation expense	—	—	2,159	—	—	—	2,159
Purchases of treasury stock	—	—	—	—	—	(1,835)	(1,835)
Treasury shares issued for Deferred Compensation Plan funding and redemptions	—	—	60	—	—	(61)	(1)
Dividends paid and accrued, $0.21 per share	—	—	—	—	(15,792)	—	(15,792)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	17	—	—	6	23
Balance, June 30, 2021	75,969	$760	$289,138	$4,995	$203,793	$(10,382)	$488,304
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

Leases

The Company records assets and liabilities on the balance sheet to recognize the rights and obligations arising from leasing arrangements with contractual terms greater than 12 months, in accordance with FASB Accounting Standards Codification subtopic ASC 842 Leases (“ASC 842”). A leasing arrangement includes any contract which entitles the Company to the right of use of an identified tangible asset where there are no restrictions as to the direct of use of the asset, and the Company obtains substantially all of the economic benefits from the right of use. As of June 30, 2022 and December 31, 2021, the Company was only the lessee of operating lease arrangements.

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

No impairment loss was recognized on the Company's intangible assets or goodwill during the six months ended June 30, 2022 or 2021.

Concentrations of Credit Risk

The Company’s financial instruments that are subject to credit risk are cash and cash equivalents, marketable securities, deferred compensation funding and accounts and notes receivable. At June 30, 2022 and December 31, 2021, substantially all of the Company’s cash and cash equivalents and marketable securities were held in one large financial institution located in the United States. The Company’s marketable securities are fixed income investments which are highly liquid and can be readily purchased or sold through established markets.

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

Housekeeping

Housekeeping accounted for $400.8 million and $417.9 million of the Company’s consolidated revenues for the six months ended June 30, 2022 and 2021, respectively, which represented approximately 47.1% and 51.9% of the Company’s revenues in each respective period. Housekeeping services include managing customers’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the customers’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the customers’ facilities. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality-control procedures including continuous training and employee evaluation.

Dietary

Dietary services accounted for $450.9 million and $388.0 million of the Company’s consolidated revenues for the six months ended June 30, 2022 and 2021, respectively, which represented approximately 52.9% and 48.1% of the Company’s revenues in each respective period. Dietary services consist of managing customers’ dietary departments which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support provided by a District Manager specializing in dietary services. The Company also offers clinical consulting services to facilities which if contracted is a service bundled within the monthly service provided to customers. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate dietitian services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

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

The Company performs services and provides goods in accordance with its customers’ contracts. Such contracts typically provide for a renewable one year service term, cancellable by either party upon 30 to 90 days’ notice, after an initial period of 60 to 120 days. A performance obligation is the unit of account under ASC 606 and is defined as a promise in a contract to transfer a distinct good or service to the customer. The Company’s Housekeeping and Dietary contracts relate to the provision of bundles of goods, services or both, which represent a series of distinct goods and services that are substantially the same and that have the same pattern of transfer to the customer. The Company accounts for the series as a single performance obligation satisfied over time, as the customer simultaneously receives and consumes the benefits of the goods and services provided. Revenue is recognized using the output method, which is based upon the delivery of goods and services to the customers’ facilities. In limited cases, the Company provides goods, services or both, before the execution of a written contract. In these cases, the Company defers the recognition of revenue until a contract is executed. The amount of such deferred revenue was less than $0.1 million and $0.1 million as of June 30, 2022 and December 31, 2021, respectively. Additionally, substantially all such revenue amounts deferred as of December 31, 2021 were subsequently recognized as revenue during the six months ended June 30, 2022.

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

The Company allocates the transaction price to each performance obligation, noting that the bundle of goods, services or goods and services provided under each Housekeeping and Dietary contract represent a single performance obligation satisfied over time. The Company recognizes the related revenue when it satisfies the performance obligation by transferring a bundle of promised goods, services or both to a customer. Such recognition is on a monthly or weekly basis, as goods are provided and services are performed. In some cases, the Company requires customers to pay in advance for goods and services to be provided. As of June 30, 2022 and December 31, 2021, the value of the contract liabilities associated with customer prepayments was less than $0.1 million and $2.5 million, respectively. Additionally, substantially all such revenue amounts deferred as of December 31, 2021 were subsequently recognized as revenue during the six months ended June 30, 2022.

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

At June 30, 2022, the Company had $161.1 million related to performance obligations that were unsatisfied or partially unsatisfied for which the Company expects to recognize revenue. The Company expects to recognize revenue on approximately 60.0% of the remaining performance obligations over the next 12 months, with the balance to be recognized thereafter. These amounts exclude variable consideration primarily related to performance obligations that consist of a series of distinct service periods with revenues based on future performance that cannot be estimated at contract inception. The Company also has elected to apply the practical expedient that permits exclusion of information about the remaining performance obligations with original expected durations of one year or less.

Note 3—Accounts and Notes Receivable

The Company’s accounts and notes receivable balances consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(in thousands)
Short-term
Accounts and notes receivable	$402,332	$352,659
Allowance for doubtful accounts	(70,798)	(59,271)
Total net short-term accounts and notes receivable	$331,534	$293,388
Long-term
Notes receivable	$38,123	$35,571
Allowance for doubtful accounts	(5,222)	(6,312)
Total net long-term notes receivable	$32,901	$29,259
Total net accounts and notes receivable	$364,435	$322,647

The Company makes credit decisions on a case-by-case basis after reviewing a number of qualitative and quantitative factors related to the specific customer as well as current industry variables that may impact that customer. There are a variety of factors that impact a customer’s ability to pay in accordance with the Company’s contracts. These factors include, but are not limited to, fluctuating census numbers, litigation costs and the customer’s participation in programs funded by federal and state governmental agencies. Deviations in the timing or amounts of reimbursements under those programs can impact the customer’s cash flows and its ability to make timely payments. However, the customer’s obligation to pay the Company in accordance with the contracts is not contingent upon the customer’s cash flow. Notwithstanding the Company’s efforts to minimize its credit risk exposure, the aforementioned factors, as well as other factors that impact customer cash flows or ability to make timely payments, could have an indirect, yet material adverse effect on the Company’s results of operations and financial condition.

Fluctuations in net accounts and notes receivable are generally attributable to a variety of factors including, but not limited to, the timing of cash receipts from customers, the quarterly analysis of the Company's internally developed credit quality indicators and the inception, transition, modification or termination of customer relationships. The Company deploys significant resources and has invested in tools and processes to optimize Management’s credit and collections efforts. When appropriate, the Company utilizes interest-bearing promissory notes to enhance the collectability of amounts due, by instituting definitive repayment plans and providing a means by which to further evidence the amounts owed. In addition, the Company may amend contracts from full service to management-only arrangements, or adjust contractual payment terms, to accommodate customers who have in good faith established clearly-defined plans for addressing cash flow issues. These efforts are intended to minimize the Company’s collections risk.

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

The guidance in ASC 326 permits entities to make an accounting policy election not to measure an estimate for credit losses on accrued interest if those entities write-off accrued interest deemed uncollectible in a timely manner. The Company follows an income recognition policy on all interest earned on notes receivable. Under such policy the Company accounts for all notes receivable on a non-accrual basis and defers the recognition of any interest income until receipt of cash payments. This policy was established, recognizing the environment of the long-term care industry, and not because such notes receivable are necessarily impaired. Accordingly, the Company does not record a credit loss adjustment for accrued interest. Interest income from notes receivable for the three months ended June 30, 2022 and 2021 was $0.5 million and $0.3 million, respectively. Interest income from notes receivable for the six months ended June 30, 2022 and 2021 was $0.8 million and $0.7 million, respectively.

The following table presents the Company’s two tiers of notes receivable further disaggregated by year of origination, as well as write-off activity for the six months ended June 30, 2022.

	Notes Receivable
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
	(in thousands)
Notes Receivable
Standard notes receivable	$10,927	$12,589	$2,371	$173	$16,680	$22,840	$65,580
Elevated risk notes receivable	$—	$—	$—	$—	$—	$1,223	$1,223

Current-period gross write-offs	$1	$—	$—	$54	$—	$483	$538
Current-period recoveries	—	—	—	—	—	—	—
Current-period net write-offs	$1	$—	$—	$54	$—	$483	$538

The following table provides information as to the status of payment on the Company’s notes receivable which were past due as of June 30, 2022:

	Age Analysis of Past-Due Notes Receivable as of June 30, 2022
	0 - 90 Days	91 - 180 Days	Greater than 181 Days	Total
	(in thousands)
Notes Receivable
Standard notes receivable	$1,005	$605	$12,640	$14,250
Elevated risk notes receivable	—	—	1,223	1,223
	$1,005	$605	$13,863	$15,473

The following tables provide a summary of the changes in the Company’s allowance for doubtful accounts on a portfolio segment basis for the three months ended June 30, 2022 and 2021.

	Allowance for doubtful accounts
Portfolio Segment:	March 31, 2022	Write-Offs[1]	Bad Debt Expense	June 30, 2022
	(in thousands)
Accounts receivables	$49,411	$(707)	$13,899	$62,603

Notes Receivables
Standard notes receivable	$12,542	$(55)	$119	$12,606
Elevated risk notes receivable	1,139	(483)	155	811
Total notes receivable	$13,681	$(538)	$274	$13,417
Total	$63,092	$(1,245)	$14,173	$76,020
1.Write-offs are shown net of recoveries. During the three months ended June 30, 2022, the Company collected less than $0.1 million of accounts receivables and notes receivables which had previously been written-off as uncollectible.

	Allowance for doubtful accounts
Portfolio Segment:	March 31, 2021	Write-Offs[1]	Bad Debt Expense	June 30, 2021
	(in thousands)
Accounts receivables	$46,526	$(75)	$3,792	$50,243

Notes Receivables
Standard notes receivable	$12,993	$—	$(459)	$12,534
Elevated risk notes receivable	1,583	39	(39)	1,583
Total notes receivable	$14,576	$39	$(498)	$14,117
Total	$61,102	$(36)	$3,294	$64,360
1.Write-offs are shown net of recoveries. During the three months ended June 30, 2021, the Company collected $0.1 million of accounts receivables which had previously been written-off as uncollectible.

The following tables provide a summary of the changes in the Company’s allowance for doubtful accounts on a portfolio segment basis for the six months ended June 30, 2022 and 2021.

	Allowance for doubtful accounts
Portfolio Segment:	December 31, 2021	Write-Offs[1]	Bad Debt Expense	June 30, 2022
	(in thousands)
Accounts receivables	$50,794	$(6,050)	$17,859	$62,603

Notes Receivables
Standard notes receivable	$13,607	$(55)	$(946)	$12,606
Elevated risk notes receivable	1,183	(483)	111	811
Total notes receivable	$14,790	$(538)	$(835)	$13,417
Total	$65,584	$(6,588)	$17,024	$76,020
1.Write-offs are shown net of recoveries. During the six months ended June 30, 2022, the Company collected $0.2 million of accounts receivables and notes receivables which had previously been written-off as uncollectible.

	Allowance for doubtful accounts
Portfolio Segment:	December 31, 2020	Write-Offs[1]	Bad Debt Expense	June 30, 2021
	(in thousands)
Accounts receivables	$51,052	$(7,380)	$6,571	$50,243

Notes Receivables
Standard notes receivable	$13,258	$(9)	$(715)	$12,534
Elevated risk notes receivable	3,491	(2,761)	853	1,583
Total notes receivable	$16,749	$(2,770)	$138	$14,117
Total	$67,801	$(10,150)	$6,709	$64,360
1.Write-offs are shown net of recoveries. During the six months ended June 30, 2021, the Company collected $0.1 million of accounts receivables and notes receivables which had previously been written-off as uncollectible.

Note 5—Changes in Accumulated Other Comprehensive Income by Component

The Company’s accumulated other comprehensive income consists of unrealized gains and losses from the Company’s available-for-sale marketable securities. The following table provides a summary of the changes in accumulated other comprehensive income for the six months ended June 30, 2022 and 2021:

	Unrealized Gains and Losses on Available-for-Sale Securities[1]
	Six Months Ended June 30,
	2022	2021
	(in thousands)
Accumulated other comprehensive income — beginning balance	$4,000	$5,563
Other comprehensive loss before reclassifications	(7,234)	(405)
Losses (gains) reclassified from other comprehensive income[2]	20	(163)
Net current period other comprehensive loss[3]	(7,214)	(568)
Accumulated other comprehensive (loss) income — ending balance	$(3,214)	$4,995
1.All amounts are net of tax
2.Realized gains and losses were recorded pre-tax under “Investment and other income” in the Consolidated Statements of Comprehensive Income. For the six months ended June 30, 2022, the Company recorded less than $0.1 million of realized losses from the sale of available-for-sale securities. For the six months ended June 30, 2021, the Company recorded $0.2 million of realized gains from the sale of available-for-sale securities. Refer to Note 9—Fair Value Measurements herein for further information.
3.For the six months ended June 30, 2022 and 2021, the changes in other comprehensive income were net of a tax benefit of $1.9 million and $0.6 million, respectively.

	Amounts Reclassified from Accumulated Other Comprehensive Income
	2022	2021
	(in thousands)
Three Months Ended June 30,
(Losses) gains from the sale of available-for-sale securities	$(14)	$276
Tax benefit (expense)	3	(77)
Net (loss) gain reclassified from accumulated other comprehensive income	$(11)	$199
Six Months Ended June 30,
(Losses) gains from the sale of available-for-sale securities	$(26)	$228
Tax benefit (expense)	6	(65)
Net (loss) gain reclassified from accumulated other comprehensive income	$(20)	$163

Note 6—Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded over the estimated useful life of each class of depreciable asset, and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

The following table sets forth the amounts of property and equipment by each class of depreciable asset as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(in thousands)
Housekeeping and Dietary equipment	$13,515	$13,468
Computer hardware and software	6,020	5,880
Operating lease — right-of-use assets	34,042	33,217
Other[1]	1,674	1,736
Total property and equipment, at cost	55,251	54,301
Less accumulated depreciation	29,619	26,199
Total property and equipment, net	$25,632	$28,102
1.Includes furniture and fixtures, leasehold improvements and autos and trucks including auto leases.

Depreciation expense for the three months ended June 30, 2022 and 2021 was $2.4 million and $2.6 million, respectively. Depreciation expense for the six months ended June 30, 2022 and 2021 was $5.3 million and $5.2 million, respectively. Of the depreciation expense recorded for the three and six months ended June 30, 2022, $1.5 million and $3.1 million related to the depreciation of the Company’s operating lease - right-of-use assets (“ROU Assets”), respectively. Of the depreciation expense recorded for the three and six months ended June 30, 2021, $1.6 million and $3.1 million related to the depreciation of the Company’s ROU Assets, respectively.

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

Components of lease expense required by ASC 842 are presented below for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Lease cost
Operating lease cost	$1,528	$1,479
Short-term lease cost	225	269
Variable lease cost	245	(603)
Total lease cost	$1,998	$1,145

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Lease cost
Operating lease cost	$2,915	$2,918
Short-term lease cost	580	436
Variable lease cost	327	(531)
Total lease cost	$3,822	$2,823

Supplemental information required by ASC 842 is presented below for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022	2021
	(dollar amounts in thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,300	$3,243
Weighted-average remaining lease term — operating leases	4.3 years	5.2 years
Weighted-average discount rate — operating leases	4.3%	4.2%

During the three and six months ended June 30, 2022, the Company’s ROU Assets and Lease Liabilities were reduced by $0.5 million and $1.4 million, respectively, due to lease cancellations. During the three and six months ended June 30, 2021, the Company's ROU Assets and Lease Liabilities were reduced by $0.2 million and $0.3 million, respectively, due to lease cancellations.

The following is a schedule by calendar year of future minimum lease payments under operating leases that have remaining terms as of June 30, 2022:

Period/Year	Operating Leases
(in thousands)
July 1 to December 31, 2022	$3,077
2023	5,129
2024	3,363
2025	1,521
2026	1,337
2027	1,363
Thereafter	1,505
Total minimum lease payments	$17,295
Less: imputed lease payments	1,599
Present value of lease liabilities	$15,696

Note 8—Goodwill and Other Intangible Assets

Goodwill

During the six months ended June 30, 2022, the Company’s goodwill increased $0.7 million due to a measurement period adjustment pertaining to the prior year acquisition of a regional dining operator. As of June 30, 2022, the Company has finalized its acquisition accounting for this transaction.

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

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remainder of 2022, the following five fiscal years and thereafter:

Period/Year	Total Amortization Expense
(in thousands)
July 1 to December 31, 2022	$2,426
2023	$3,819
2024	$2,685
2025	$2,685
2026	$2,666
2027	$1,196
Thereafter	$2,894

Amortization expense for the three months ended June 30, 2022 and 2021 was $1.2 million and $1.1 million, respectively. Amortization expense for the six months ended June 30, 2022 and 2021 was $2.4 million and $2.1 million, respectively.

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

The Company’s marketable securities are held by the Company’s captive insurance company to satisfy capital requirements of the state regulator related to captive insurance companies. Such securities primarily consist of tax-exempt municipal bonds, which are classified as available-for-sale and are reported at fair value. Unrealized gains and losses associated with these investments are included “Unrealized loss on available-for-sale marketable securities, net of taxes” within the Consolidated Statements of Comprehensive Income. The fair value of these marketable securities is classified within Level 2 of the fair value hierarchy, as these securities are measured using quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable. Such valuations are determined by a third-party pricing service. For the three and six months ended June 30, 2022, the Company recorded unrealized losses, net of taxes of $1.9 million and $7.2 million on marketable securities, respectively. For the three and six months ended June 30, 2021, the Company recorded unrealized gains, net of taxes of $0.7 million and unrealized losses, net of taxes of $0.6 million on marketable securities, respectively.

As part of the Company’s completed acquisition of a manufacturer of prepackaged meals in 2021, the Company used an analysis of the discounted weighted-average cost of capital attributable to the acquired company’s revenue (an income approach) to value the contingent consideration liability. The inputs utilized in estimating the fair value of the contingent consideration have been classified as Level 3 in the fair value hierarchy levels and are subject to risk and uncertainty in accordance with FASB Accounting Standards Codification subtopic ASC 820 Fair Value Measurement (“ASC 820”). The discounted weighted-average cost of capital attributable to the acquired company’s revenue analysis is dependent on several subjective factors including future earnings, volatility and the discount rate. If assumptions vary from what was expected, the fair value of the contingent consideration liability may materially change. As of June 30, 2022 and December 31, 2021, the fair value of the contingent consideration liability was $2.9 million and $4.8 million, respectively, and were presented in “Other long-term liabilities” on the Company’s Consolidated Balance Sheets. For the three and six months ended June 30, 2022, the Company recorded gains of $0.2 million and $1.9 million, respectively, from the fair value adjustment in the Consolidated Statements of Comprehensive Income. No such gain or loss was recorded during the three and six months ended June 30, 2021.

For the three months ended June 30, 2022 and 2021, the Company received total proceeds, less the amount of interest received, of $8.0 million and $7.0 million, respectively, from sales of available-for-sale municipal bonds. For the three months ended June 30, 2022 and 2021, these sales resulted in realized losses of less than $0.1 million and realized gains of $0.3 million, respectively. For the six months ended June 30, 2022 and 2021, the Company received total proceeds, less the amount of interest received, of $9.5 million and $12.0 million, respectively, from sales of available-for-sale municipal bonds. For the six months ended June 30, 2022 and 2021, these sales resulted in realized losses of less than $0.1 million and realized gains of $0.2 million, respectively, which were recorded in “Other income – Investment and other income, net” in the Consolidated Statements of Comprehensive Income. The basis for the sale of these securities was the specific identification of each bond sold during the period.

The investments under the funded deferred compensation plan are classified as trading securities and unrealized gains or losses are recorded in “Selling, general and administrative expense” in the Consolidated Statements of Comprehensive Income. The fair value of these investments are determined based on quoted market prices (Level 1). For the three months ended June 30, 2022 and 2021, the Company recognized unrealized losses of $6.5 million and unrealized gains of $2.9 million, respectively, related to equity securities still held at the respective reporting dates. For the six months ended June 30, 2022 and 2021, the Company recognized unrealized losses of $10.6 million and unrealized gains of $4.1 million, respectively, related to equity securities still held at the respective reporting dates.

The following tables provide fair value measurement information for the Company’s marketable securities and deferred compensation fund investments as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$97,488	$97,488	$—	$97,488	$—
Deferred compensation fund
Money Market[1]	$2,088	$2,088	$—	$2,088	$—
Balanced and Lifestyle	10,484	10,484	10,484	—	—
Large Cap Growth	12,860	12,860	12,860	—	—
Small Cap Growth	3,890	3,890	3,890	—	—
Fixed Income	3,777	3,777	3,777	—	—
International	1,335	1,335	1,335	—	—
Mid Cap Growth	2,581	2,581	2,581	—	—
Deferred compensation fund[2]	$37,014	$37,014	$34,926	$2,088	$—

	As of December 31, 2021
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$114,396	$114,396	$—	$114,396	$—
Deferred compensation fund
Money Market[1]	$2,882	$2,882	$—	$2,882	$—
Balanced and Lifestyle	12,578	12,578	12,578	—	—
Large Cap Growth	20,358	20,358	20,358	—	—
Small Cap Growth	6,561	6,561	6,561	—	—
Fixed Income	4,826	4,826	4,826	—	—
International	2,299	2,299	2,299	—
Mid Cap Growth	4,179	4,179	4,179	—	—
Deferred compensation fund[2]	$53,683	$53,683	$50,801	$2,882	$—
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
2.As of June 30, 2022 and December 31, 2021, $4.7 million and $7.0 million of short-term deferred compensation funding is included in “Prepaid expenses and other assets” on the Company's Consolidated Balance Sheets, respectively. Such amounts of short-term deferred compensation funding represent investments expected to be liquidated and paid to former employees within 12 months of employment termination.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Credit Impairment Losses[1]
	(in thousands)
June 30, 2022
Type of security:
Municipal bonds — available-for-sale	$101,556	$258	$(4,326)	$97,488	$—
Total debt securities	$101,556	$258	$(4,326)	$97,488	$—

December 31, 2021
Type of security:
Municipal bonds — available-for-sale	$109,331	$5,219	$(154)	$114,396	$—
Total debt securities	$109,331	$5,219	$(154)	$114,396	$—
1.The Company performs a quarterly credit impairment loss assessment quarterly on an individual security basis. As of June 30, 2022 and December 31, 2021, no allowance for credit loss impairment has been recognized as the issuers of these securities have not established a cause for default and various rating agencies have reaffirmed each security's investment grade status. The fair value of these securities have fluctuated since the purchase date as market interest rates fluctuate. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of the securities' amortized cost basis.

The following table summarizes the contractual maturities of debt securities held at June 30, 2022 and December 31, 2021, which are classified as “Marketable securities, at fair value” in the Consolidated Balance Sheets:

	Municipal Bonds — Available-for-Sale
Contractual maturity:	June 30, 2022	December 31, 2021
	(in thousands)
Maturing in one year or less	$2,962	$5,606
Maturing in second year through fifth year	28,699	23,054
Maturing in sixth year through tenth year	37,768	52,180
Maturing after ten years	28,059	33,556
Total debt securities	$97,488	$114,396

Note 10—Share-Based Compensation

The components of the Company’s share-based compensation expense for the six months ended June 30, 2022 and 2021 are as follows:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Stock options	$625	$918
Restricted stock and restricted stock units	3,561	3,148
Performance Stock Units	404	197
Employee Stock Purchase Plan	178	306
Total pre-tax share-based compensation expense charged against income[1]	$4,768	$4,569
1.Share-based compensation expense is recorded in “Cost of services provided” and “Selling, general and administrative expense” in the Company’s Consolidated Statements of Comprehensive Income.

At June 30, 2022, the unrecognized compensation cost related to unvested stock options and awards was $20.8 million. The weighted average period over which these awards will vest is approximately 3.3 years.

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

As of June 30, 2022, there were 4.7 million shares of common stock reserved for issuance under the 2020 Plan, of which, 1.4 million are available for future grant. The amount of shares available for issuance under the 2020 Plan will increase when outstanding awards under the Company's Second Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”) are subsequently forfeited, terminated, lapsed, or satisfied thereunder in cash or property other than shares. No stock award will have a term in excess of 10 years. The Nominating, Compensation and Stock Option Committee (the “NCSO”) of the Board of Directors is responsible for determining the terms of the grants in accordance with the 2020 Plan.

Stock Options

A summary of stock options outstanding under the 2020 Plan and the 2012 Plan as of December 31, 2021 and changes during the six months ended June 30, 2022 are as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price
	(in thousands)
December 31, 2021	2,181	$33.42
Granted	352	$18.10
Exercised	(23)	$17.50
Forfeited	—	$—
Expired	(111)	$27.61
June 30, 2022	2,399	$31.59

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2022 and 2021 was $4.06 and $7.01 per common share, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2022 and 2021 was $0.1 million and $0.4 million, respectively.

The fair value of stock option awards granted in 2022 and 2021 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Six Months Ended June 30,
	2022	2021
Risk-free interest rate	1.5%	0.6%
Weighted average expected life	6.7 years	6.6 years
Expected volatility	36.6%	34.7%
Dividend yield	4.6%	2.9%

The following table summarizes other information about the stock options at June 30, 2022:

June 30, 2022
(amounts in thousands, except per share data)
Outstanding:
Aggregate intrinsic value	$—
Weighted average remaining contractual life	5.3 years
Exercisable:
Number of options	1,642
Weighted average exercise price	$34.54
Aggregate intrinsic value	$—
Weighted average remaining contractual life	3.8 years

Restricted Stock Units

The fair value of outstanding restricted stock units was determined based on the market price of the shares on the date of grant. During the six months ended June 30, 2022, the Company granted 0.4 million restricted stock units to its employees with a weighted average grant date fair value of $18.06 per unit. During the six months ended June 30, 2021, the Company granted 0.3 million restricted stock units with a weighted average grant date fair value of $28.53 per unit.

A summary of the outstanding restricted stock units as of December 31, 2021 and changes during the six months ended June 30, 2022 is as follows:

	Restricted Stock Units
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2021	652	$31.03
Granted	410	$18.06
Vested	(183)	$33.57
Forfeited	(29)	$26.51
June 30, 2022	850	$24.39

Performance Stock Units

On January 4, 2022, the NCSO granted 60,000 Performance Stock Units (“PSUs”) to the Company's executive officers. Such PSUs are contingent upon the achievement of certain total shareholder return (“TSR”) targets as compared to the TSR of the S&P 400 MidCap Index and the participant's continued employment with the Company for the three year period ending December 31, 2024, the date at which such PSUs vest. The unrecognized share-based compensation cost of the TSR-based PSU awards at June 30, 2022 is $1.7 million and is expected to be recognized over a weighted-average period of 2.3 years.

A summary of the outstanding PSUs as of December 31, 2021 and changes during the six months ended June 30, 2022 is as follows:

	Performance Stock Units
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2021	35	$34.52
Granted	60	$21.00
Vested	—	$—
Forfeited	—	$—
June 30, 2022	95	$26.01

Deferred Stock Units

During the six months ended June 30, 2022 , the NCSO granted 20,000 Deferred Stock Units (“DSUs”) to the Company's non-employee directors. Each DSU award vests in one year. Once vested, the recipient shall be entitled to receive a lump sum payment of a number of shares equal to the total number of DSUs issued to such recipient upon the first to occur of (i) the five years anniversary of the date of grant, (ii) the recipient's death, disability or separation of service from the Board, or (iii) a change of control (as defined by the 2020 Plan). The unrecognized share-based compensation cost of outstanding DSU awards at June 30, 2022 is $0.3 million and is expected to be recognized over a weighted-average period of 0.9 years.

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

Under the ESPP, the Company is authorized to issue up to 4.1 million shares of its common stock to its employees. Pursuant to such authorization, there are 2.0 million shares available for future grant at June 30, 2022.

The expense associated with the options granted under the ESPP during the six months ended June 30, 2022 and 2021 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Six Months Ended June 30,
	2022	2021
Risk-free interest rate	0.4%	0.1%
Weighted average expected life (years)	1.0	1.0
Expected volatility	36.9%	61.7%
Dividend yield	4.7%	2.9%

Deferred Compensation Plan

The Company offers a Supplemental Executive Retirement Plan (“SERP”) for executives and certain key employees. The SERP allows participants to defer a portion of their earned income on a pre-tax basis and as of the last day of each plan year, each participant will be credited with a match of a portion of their deferral in the form of the Company’s common stock based on the then-current market value. Under the SERP, the Company is authorized to issue 1.0 million shares of its common stock to its employees. Pursuant to such authorization, the Company has 0.3 million shares available for future grant at June 30, 2022. At the time of issuance, such shares are accounted for at cost as treasury stock.

The following table summarizes information about the SERP during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
SERP expense [1]	$289	$324
Unrealized (loss) gain recorded in SERP liability account	$(10,164)	$4,207
1.Both the SERP match and the deferrals are included in the “selling, general and administrative” caption in the Consolidated Statements of Comprehensive Income.

Note 11—Income Taxes

The Company’s annual effective tax rate is impacted by the tax effects of option exercises and the vesting of awards, which are treated as discrete items in the reporting period in which they occur, and therefore cannot be considered in the calculation of the estimated annual effective tax rate. The impact on the Company’s income tax provision through the six months ended June 30, 2022 for such discrete items was approximately $0.6 million.

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

The Company accounts for income taxes using the asset and liability method, which results in recognizing income tax expense based on the amount of income taxes payable or refundable for the current year. Additionally, the Company regularly evaluates the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on the evaluation, there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years ended December 31, 2018 through 2021 (with regard to U.S. federal income tax returns) and December 31, 2017 through 2021 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2022.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenues
Housekeeping	$199,065	$202,841	$400,769	$417,899
Dietary	225,792	195,330	450,899	388,023
Total	$424,857	$398,171	$851,668	$805,922

Income before income taxes
Housekeeping	$17,845	$22,621	$38,244	$50,788
Dietary	10,252	13,768	19,685	33,816
Corporate and eliminations[1]	(19,847)	(21,326)	(33,898)	(36,589)
Total	$8,250	$15,063	$24,031	$48,015
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Numerator for basic and diluted earnings per share:
Net income	$6,820	$9,565	$18,149	$34,218

Denominator
Weighted average number of common shares outstanding - basic	74,337	75,005	74,332	75,004
Effect of dilutive securities[1]	21	207	13	214
Weighted average number of common shares outstanding - diluted	74,358	75,212	74,345	75,218

Basic earnings per share:	$0.09	$0.13	$0.24	$0.46

Diluted earnings per share:	$0.09	$0.13	$0.24	$0.45
1.Certain outstanding equity awards are anti-dilutive and therefore excluded from the calculation of the weighted average number of diluted common shares outstanding.

Anti-dilutive outstanding equity awards under share-based compensation plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Anti-dilutive	2,947	1,485	3,158	1,590

Note 14—Other Contingencies

Line of Credit

At June 30, 2022, the Company had a $475 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a floating rate, based on the Company’s leverage ratio, and starting at LIBOR plus 115 basis points (or if LIBOR becomes unavailable, the higher of the Overnight Bank Funding Rate, plus 50 basis points and the Prime Rate). As of June 30, 2022, there were $10 million in borrowings under the line of credit. As of December 31, 2021, there were no borrowings under the line of credit. The line of credit requires the Company to satisfy two financial covenants, with which the Company is in compliance as of June 30, 2022. The line of credit expires on December 21, 2023.

At June 30, 2022, the Company also had outstanding $81.0 million in irrevocable standby letters of credit, which relate to payment obligations under the Company’s insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $81.0 million to $384.0 million at June 30, 2022. The letters of credit expire on January 4, 2023.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items when comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of June 30, 2022 and December 31, 2021 and the notes accompanying those financial statements.

COVID-19 Considerations

The Company’s priorities during the COVID-19 pandemic have been, and will continue to be, protecting the health and safety of our employees; maximizing the impact of our main services in helping customers with the housekeeping and dietary services needs of their facilities, and deploying the talents of our employees and our resources to help the communities we serve meet and overcome the current challenges. In the quarter ended June 30, 2022, the COVID-19 pandemic did not have a material net impact on our consolidated operating results. Revenues for the quarter ended June 30, 2022 included $0.3 million of COVID-19 supplemental billings, primarily related to employee pay premiums passed through to customers, which were offset by temporary decreases in recurring billings as a result of census-driven cost reductions in staffing and purchasing. In the future, the COVID-19 pandemic may cause reduced demand for our services if, for example, the COVID-19 pandemic results in a recessionary economic environment to the long-term care and skilled nursing industries in which we serve; however since the services that we offer are essential to our customers, and although there can be no assurance, we believe that over the long term, there will continue to be strong demand for our services. The full impact that COVID-19 will have on our future revenues is not known at this time.

Our ability to operate without significant negative operational impact from the COVID-19 pandemic will in part depend on our ability to protect our employees and our supply chain. The Company has endeavored to follow the recommended actions of government and health authorities to protect our employees, with particular measures in place for those working in our customer facilities. For the quarter ended June 30, 2022, we have maintained the consistency of our operations since the onset of the COVID-19 pandemic. We will continue to seek to innovate in managing our business, coordinating with nursing departments to do our part in the infection prevention and control continuum and remain flexible in responding to our customer-partners. However, the continued uncertainty resulting from the COVID-19 pandemic, new or additional measures required by national, state or local governments to combat COVID-19, and COVID-19 vaccine mandates, could result in an unforeseen disruption to our workforce and supply chain (for example, an inability of a key supplier or transportation supplier to source and transport materials) that could negatively impact our operations or employee availability.

Although there can be no assurance, we expect to continue generating operating cash flows to meet our short-term liquidity needs and to maintain access to the capital markets. We have also not observed any material impairments of our assets or a significant change in the fair value of our assets due to the COVID-19 pandemic, besides a change in the credit risk profile of one operating group that entered into receivership during the three months ended June 30, 2022.

For additional information on risk factors related to the pandemic or other risks that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”) and “Risk Factors” in Part II, Item 1A of this Form 10-Q.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of healthcare facilities, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to approximately 3,000 facilities throughout the continental United States as of June 30, 2022.

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

At June 30, 2022, Housekeeping services were provided at essentially all of our approximately 3,000 customer facilities, generating approximately 47.1% or $400.8 million of our total revenues for the six months ended June 30, 2022. Dietary services were provided to over 1,700 customer facilities at June 30, 2022 and contributed approximately 52.9% or $450.9 million of our total revenues for the six months ended June 30, 2022.

Three Months Ended June 30, 2022 and 2021

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, for the three months ended June 30, 2022 and 2021. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial results relate primarily to corporate level transactions and adjustments related to transactions recorded at the reportable segment level which use methods other than generally accepted accounting principles.

	Three Months Ended June 30,
	2022	2021	% Change
	(in thousands)
Revenues
Housekeeping	$199,065	$202,841	(1.9)%
Dietary	225,792	195,330	15.6%
Consolidated	$424,857	$398,171	6.7%

Costs of services provided
Housekeeping	$181,220	$180,220	0.6%
Dietary	215,540	181,562	18.7%
Corporate and eliminations	(17,390)	(25,371)	(31.5)%
Consolidated	$379,370	$336,411	12.8%

Selling, general and administrative expense
Corporate and eliminations	$29,281	$50,051	(41.5)%

Investment and other income, net
Corporate and eliminations	$(7,511)	$3,684	(303.9)%

Interest expense
Corporate and eliminations	$(445)	$(330)	34.8%

Income (loss) before income taxes
Housekeeping	$17,845	$22,621	(21.1)%
Dietary	10,252	13,768	(25.5)%
Corporate and eliminations	(19,847)	(21,326)	6.9%
Consolidated	$8,250	$15,063	(45.2)%

Housekeeping and Dietary revenues represented approximately 46.9% and 53.1% of consolidated revenues for the three months ended June 30, 2022, respectively.

The following table sets forth the ratio of certain items to consolidated revenues:

	Three Months Ended June 30,
	2022	2021
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	89.3%	84.5%
Selling, general and administrative expense	6.9%	12.6%
Other (expense) income:
Investment and other (loss) income, net	(1.8)%	0.9%
Interest expense	(0.1)%	(0.1)%
Income before income taxes	1.9%	3.7%
Income tax	0.3%	1.4%
Net income	1.6%	2.3%

Revenues

Consolidated

Consolidated revenues increased 6.7% to $424.9 million for the three months ended June 30, 2022 compared to $398.2 million for the corresponding period in 2021, as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping revenues decreased 1.9% during the three months ended June 30, 2022 compared to the corresponding period in 2021 due to fewer facilities serviced, while Dietary revenues increased 15.6% over the same period, primarily driven by negotiated price increases with clients, increased facilities serviced and growth through a prior year acquisition.

Costs of Services Provided

Consolidated

Consolidated costs of services provided increased by 12.8% to $379.4 million for the three months ended June 30, 2022 compared to $336.4 million for the three months ended June 30, 2021.

The following table provides a comparison of key indicators we consider when managing the consolidated costs of services provided:

	Three Months Ended June 30,
Costs of Services Provided - Key Indicators as a % of Consolidated Revenue	2022	2021	Change
Bad debt provision	3.3%	0.8%	2.5%
Self-insurance costs	2.6%	2.6%	—%
The elevated bad debt provision was primarily the result of a change in the credit risk profile of one operating group that entered into receivership during the three months ended June 30, 2022. The impact of such receivership resulted in an approximate $7.1 million increase to our bad debt provision. Self-insurance costs as a percentage of consolidated revenues have remained steady.

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues, increased to 91.0% for the three months ended June 30, 2022 from 88.8% in the corresponding period in 2021. Costs of services provided for Dietary, as a percentage of Dietary revenues, increased to 95.5% for the three months ended June 30, 2022 from 93.0% in the corresponding period in 2021. The year-over-year decrease in margins was primarily driven by the increase of labor and supplies as a result of inflation.

The following table provides a comparison of the key indicators we consider when managing costs of services provided at the segment level, as a percentage of the respective segment’s revenues:

	Three Months Ended June 30,
Costs of Services Provided - Key Indicators as a % of Segment Revenue	2022	2021	Change
Housekeeping labor and other labor-related costs	81.2%	79.8%	1.4%
Housekeeping supplies	6.8%	6.3%	0.5%
Dietary labor and other labor-related costs	60.9%	63.2%	(2.3)%
Dietary supplies	31.7%	27.3%	4.4%

Variations within these key indicators relate to the provision of services at new facilities and changes in the mix of customers for whom we provide supplies or do not provide supplies. Management focuses on building efficiencies and managing labor and other costs at the facility level, as well as managing supply chain costs, for new and existing facilities. The decrease in dietary labor costs as a percentage of revenues was due to facility-level staffing efficiencies and the increase in dining revenues, while the increase in dietary supplies spend as a percentage of dietary revenues was driven by increases to menu item costs, dependent on commodity pricing factors, during the quarter ended June 30, 2022.

Consolidated Selling, General and Administrative Expense

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under the deferred compensation plan. These investments represent the amounts held on behalf of the participating employees and changes in the value of these investments affect the amount of our deferred compensation liability. Losses on the plan investments during the three months ended June 30, 2022 decreased our total selling, general and administrative expense, while gains on plan investments during the same period in 2021 increased our selling, general and administrative expense for that period.

Excluding the change in the deferred compensation plan described above, consolidated selling, general and administrative expense decreased $11.5 million or 24.4% for the three months ended June 30, 2022 compared to the corresponding period in 2021. The decrease was driven primarily by the settlement of the SEC inquiry in 2021.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative expense excluding change in deferred compensation liability	$35,660	$47,145	$(11,485)	(24.4)%
(Loss) gain on deferred compensation plan investments	(6,379)	2,906	(9,285)	(319.5)%
Selling, general and administrative expense	$29,281	$50,051	$(20,770)	(41.5)%

Consolidated Investment and Other Income, net

Investment and other income decreased to a $7.5 million loss for the three months ended June 30, 2022 compared to a $3.7 million gain in the corresponding 2021 period, primarily due to market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan.

Consolidated Interest Expense

Consolidated interest expense increased to $0.4 million for the three months ended June 30, 2022 compared to $0.3 million in the corresponding 2021 period due to increased short-term borrowings.

Consolidated Income Taxes

During the three months ended June 30, 2022, the Company recognized a provision for income taxes of $1.4 million, or 17.3% effective tax rate, versus $5.5 million, or 36.5% effective tax rate, for the same period in 2021. The decrease to the Company's tax rate related to discrete items from stock compensation expense.

The actual annual effective tax rate will be impacted by the tax effects of option exercises or vested awards, which are treated as discrete items in the reporting period in which they occur and may vary based upon the Company's common stock price at exercise and the volume of such exercises; therefore, these cannot be considered in the calculation of the estimated annual effective tax rate. The impact on our income tax provision for the three months ended June 30, 2022 for such discrete items was a benefit of $0.2 million.

Six Months Ended June 30, 2022 and 2021

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, for the six months ended June 30, 2022 and 2021. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial results relate primarily to corporate level transactions and adjustments related to transactions recorded at the reportable segment level which use methods other than generally accepted accounting principles.

	Six Months Ended June 30,
	2022	2021	% Change
	(in thousands)
Revenues
Housekeeping	$400,769	$417,899	(4.1)%
Dietary	450,899	388,023	16.2%
Consolidated	$851,668	$805,922	5.7%

Costs of services provided
Housekeeping	$362,525	$367,111	(1.2)%
Dietary	431,214	354,207	21.7%
Corporate and eliminations	(41,107)	(48,288)	(14.9)%
Consolidated	$752,632	$673,030	11.8%

Selling, general and administrative expense
Corporate and eliminations	$65,017	$90,038	(27.8)%

Investment and other income, net
Corporate and eliminations	$(9,034)	$5,849	(254.5)%

Interest expense
Corporate and eliminations	$(954)	$(688)	38.7%

Income (loss) before income taxes
Housekeeping	$38,244	$50,788	(24.7)%
Dietary	19,685	33,816	(41.8)%
Corporate and eliminations	(33,898)	(36,589)	(7.4)%
Consolidated	$24,031	$48,015	(50.0)%

Housekeeping and Dietary revenues represented approximately 47.1% and 52.9% of consolidated revenues for the six months ended June 30, 2022, respectively.

The following table sets forth the ratio of certain items to consolidated revenues:

	Six Months Ended June 30,
	2022	2021
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	88.4%	83.5%
Selling, general and administrative expense	7.6%	11.2%
Other (expense) income:
Investment and other (loss) income, net	(1.1)%	0.7%
Interest expense	(0.1)%	(0.1)%
Income before income taxes	2.8%	5.9%
Income tax	0.7%	1.7%
Net income	2.1%	4.2%

Revenues

Consolidated

Consolidated revenues increased 5.7% to $851.7 million for the six months ended June 30, 2022 compared to $805.9 million for the corresponding period in 2021 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping revenues decreased 4.1% during the six months ended June 30, 2022 compared to the corresponding period in 2021 due to fewer facilities serviced, while Dietary revenues increased 16.2% over the same period, primarily driven by negotiated price increases with clients, dining facility additions and growth through a prior year acquisition.

Costs of services provided

Consolidated

Consolidated costs of services provided increased by 11.8% to $752.6 million for the six months ended June 30, 2022 compared to $673.0 million for the six months ended June 30, 2021.

The following table provides a comparison of key indicators we consider when managing the consolidated costs of services provided:

	Six Months Ended June 30,
Costs of Services Provided - Key Indicators as a % of Consolidated Revenue	2022	2021	Change
Bad debt provision	2.0%	0.8%	1.2%
Self-insurance costs	2.6%	2.5%	0.1%
The elevated bad debt provision was primarily the result of a change in the credit risk profile of one operating group that entered into receivership during 2022. The impact of such receivership resulted in an approximate $7.1 million increase to our bad debt provision. Self-insurance costs as a percentage of consolidated revenues have remained steady.

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues, increased to 90.5% for the six months ended June 30, 2022 from 87.8% in the corresponding period in 2021. Costs of services provided for Dietary, as a percentage of Dietary revenues, increased to 95.6% for the six months ended June 30, 2022 from 91.3% in the corresponding period in 2021. The year-over-year decrease in margins was primarily driven by the increase of labor and supplies as a result of inflation.

The following table provides a comparison of the key indicators we consider when managing costs of services provided at the segment level, as a percentage of the respective segment’s revenues:

	Six Months Ended June 30,
Costs of Services Provided - Key Indicators as a % of Segment Revenue	2022	2021	Change
Housekeeping labor and other labor-related costs	81.1%	79.2%	1.9%
Housekeeping supplies	6.5%	6.2%	0.3%
Dietary labor and other labor-related costs	61.3%	63.3%	(2.0)%
Dietary supplies	31.4%	25.7%	5.7%

Variations within these key indicators relate to the provision of services at facilities serviced and changes in the mix of customers for whom we provide supplies or do not provide supplies. Management focuses on building efficiencies and managing labor and other costs at the facility level, as well as managing supply chain costs, for new and existing facilities. The increase in dietary supplies spend as a percentage of dining revenues was driven by continued inflation and the mix of business where we provide all dining department supplies.

Consolidated Selling, General and Administrative Expense

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under the deferred compensation plan. These investments represent the amounts held on behalf of the participating employees and changes in the value of these investments affect the amount of our deferred compensation liability. Losses on the plan investments during the six months ended June 30, 2022 decreased our total selling, general and administrative expense for the period. There is a possibility for additional increased selling, general and administrative expense related to the pandemic but such costs at this time are not expected to be material.

Excluding the change in the deferred compensation plan described above, consolidated selling, general and administrative expense decreased $10.7 million or 12.4% for the six months ended June 30, 2022 compared to the corresponding period in 2021. The decrease was driven primarily by the settlement of the previously disclosed SEC inquiry in 2021.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative expense excluding change in deferred compensation liability	$75,181	$85,831	$(10,650)	(12.4)%
(Loss) gain on deferred compensation plan investments	(10,164)	4,207	(14,371)	(341.6)%
Selling, general and administrative expense	$65,017	$90,038	$(25,021)	(27.8)%

Consolidated Investment and Interest Income, net

Investment and other income decreased to a $9.0 million loss for the six months ended June 30, 2022 compared to a $5.8 million gain in the corresponding 2021 period, primarily due to market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan.

Consolidated Interest Expense

Consolidated interest expense increased to $1.0 million for the six months ended June 30, 2022 compared to $0.7 million in the corresponding 2021 period due to increased short-term borrowings.

Consolidated Income Taxes

During the six months ended June 30, 2022 and 2021, the Company recognized a provision for income taxes of $5.9 million, or 24.5% and $13.8 million or 28.7%, respectively. The actual annual effective tax rate will be impacted by the tax effects of option exercises or vested awards, which are treated as discrete items in the reporting period in which they occur and may vary based upon the Company's common stock price at exercise and the volume of such exercises; therefore, these cannot be considered in the calculation of the estimated annual effective tax rate. The impact on our income tax provision for the six months ended June 30, 2022 for such discrete items was approximately $0.6 million.

Liquidity and Capital Resources

Cash generated through operations is our primary source of liquidity. At June 30, 2022, we had cash, cash equivalents and marketable securities of $129.2 million and working capital of $337.9 million, compared to December 31, 2021 cash, cash equivalents and marketable securities of $185.2 million and working capital of $355.3 million. Our current ratio remained at 2.8 to 1 at June 30, 2022 and December 31, 2021. Marketable securities represent fixed income investments that are highly liquid and can be readily purchased or sold through established markets. Such securities are held by our captive insurance company to satisfy capital requirements of the state regulator related to captive insurance companies.

For the six months ended June 30, 2022 and 2021, our cash flows were as follows:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(21,164)	$28,842
Net cash provided by (used in) investing activities	$4,158	$(11,116)
Net cash used in financing activities	$(22,107)	$(32,469)

Operating Activities

Our primary sources of cash from operating activities are the revenues generated from our Housekeeping and Dietary services. Our primary uses of cash from operating activities are the funding of our payroll and other personnel-related costs, as well as the costs of supplies used in providing our services. For the six months ended June 30, 2022 cash flow from operations included net income of $18.1 million which was off-set by a $58.8 million increase to our accounts and notes receivable portfolio and $7.1 million of deferred compensation payments made to former employees. Such activity, along with the timing of cash receipts and cash payments, are the primary drivers of the period-over-period changes in net cash used in operating activities.

We have not changed our expectations on future cash flows from operating activities due to COVID-19. We anticipate that several of our customers may experience changes in their cash flows however we will continue to pursue collections in accordance with our service agreements.

Investing Activities

Our principal uses of cash for investing activities are the purchases of marketable securities and capital expenditures such as housekeeping and food service equipment, computer software and equipment, and furniture and fixtures (see “Capital Expenditures” below for additional information). Such uses of cash are offset by proceeds from sales of marketable securities.

Our investments in marketable securities are primarily comprised of tax-exempt municipal bonds and are intended to achieve our goal of preserving principal, maintaining adequate liquidity and maximizing returns subject to our investment guidelines. Our investment policy limits investments to certain types of instruments issued by institutions primarily with investment-grade ratings and places restrictions on concentration by type and issuer.

Financing Activities

The primary use of cash for financing activities is the payment of dividends. We have paid regular quarterly cash dividends since the second quarter of 2003. During 2022, we paid a regular quarterly cash dividend to shareholders totaling $31.5 million as follows:

	Quarter Ended
	June 30, 2022	March 31, 2022

Cash dividend paid per common share	$0.21250	$0.21125
Total cash dividends paid (in thousands)	$15,796	$15,703
Record date	May 20, 2022	February 25, 2022
Payment date	June 24, 2022	March 25, 2022

The dividends paid to shareholders during the six months ended June 30, 2022 were funded by cash reserves. Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or regarding the amount of future dividend payments, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

We remain authorized to repurchase 0.6 million shares of our common stock pursuant to previous Board of Directors’ authorization. During the six months ended June 30, 2022 and 2021, we repurchased our common stock as part of the dividend reinvestment related to treasury shares held within the Deferred Compensation Plan. The number and value of the shares repurchased were immaterial for the six months ended June 30, 2022 and 2021.

Line of Credit

At June 30, 2022, we had a $475 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a floating rate, based on our leverage ratio, and starting at LIBOR plus 115 basis points (or if LIBOR becomes unavailable, the higher of the Overnight Bank Funding Rate, plus 50 basis points and the Prime Rate). At June 30, 2022, there were $10.0 million in borrowings under the line of credit.

The line of credit requires us to satisfy two financial covenants. The covenants and their respective status at June 30, 2022 were as follows:

Covenant Descriptions and Requirements	As of June 30, 2022
Funded debt [1] to EBITDA [2] ratio: less than 3.50 to 1.00	1.02
EBITDA to Interest Expense ratio: not less than 3.00 to 1.00	35.12
1.All indebtedness for borrowed money including, but not limited to, capitalized lease obligations, reimbursement obligations in respect of letters of credit and guarantees of any such indebtedness.
2.Net income plus interest expense, income tax expense, depreciation, amortization, stock compensation expense and extraordinary non-recurring losses/gains.

As noted above, we were in compliance with our financial covenants at June 30, 2022 and we expect to remain in compliance. The line of credit expires on December 21, 2023. We believe that our existing capacity under the line of credit provides adequate liquidity.

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

At June 30, 2022, we also had outstanding $81.0 million in irrevocable standby letters of credit, which relate to payment obligations under our insurance programs.

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new customers obtained. Such capital expenditures primarily consist of housekeeping and food service equipment purchases, laundry and linen equipment installations, computer hardware and software, and furniture and fixtures. Although we have no specific material commitments for capital expenditures through the end of calendar year 2022, we estimate that for 2022 we will have capital expenditures of approximately $5.0 million to $6.0 million, of which we have made $2.6 million through June 30, 2022. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would seek to obtain necessary capital from such sources as long-term debt or equity financing.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2022, we had $129.2 million in cash, cash equivalents and marketable securities. The fair value of all of our cash equivalents and marketable securities are determined based on “Level 1” or “Level 2” inputs, which are based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Based on their evaluation as of June 30, 2022, pursuant to Exchange Act Rule 13a-15(b), our Management, including our Principal Executive Officer and Principal Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act 13a-15(e)) are effective.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 1A. Risk Factors

There have been no other material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, except as set forth below. The risk factor set forth below supplements, and should be read together with, the risk factors set forth in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this Report:

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following financial information from the Company’s Form 10-Q for the quarterly period ended June 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE SERVICES GROUP, INC.

Date:	July 22, 2022	/s/ Theodore Wahl
Theodore Wahl
President & Chief Executive Officer
(Principal Executive Officer)

Date:	July 22, 2022	/s/ Andrew M. Brophy
Andrew M. Brophy
Vice President, Controller & Principal Accounting Officer
(Principal Financial and Accounting Officer)