Form 10-Q
period 2022-09-30
HEALTHCARE SERVICES GROUP INC
filed 2022-10-21
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  þ

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $.01 par value: 74,088,000 shares outstanding as of October 19, 2022.

Healthcare Services Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2022

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report and documents incorporated by reference into it may contain forward-looking statements within the meaning of federal securities laws, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “estimates,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services to the healthcare industry, primarily providers of long-term care; the impact of and future effects of the COVID-19 pandemic or other potential pandemics; having a significant portion of our consolidated revenues contributed by one customer during the nine months ended September 30, 2022; credit and collection risks associated with the healthcare industry; our claims experience related to workers’ compensation and general liability insurance (including any litigation claims, enforcement actions, regulatory actions and investigations arising from personal injury and loss of life related to COVID-19); the effects of changes in, or interpretations of laws and regulations governing the healthcare industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor-related matters such as minimum wage increases; the Company’s expectations with respect to selling, general, and administrative expense; the impact of the concluded Securities and Exchange Commission investigation and related class action lawsuit; heightened volatility of commodity food prices partially due to constrained global production as a result of the Russia-Ukraine conflict and inflation and the risk factors described in Part I of our Form 10-K for the fiscal year ended December 31, 2021 under “Government Regulation of Customers,” “Service Agreements and Collections,” and “Competition,” under Item IA. “Risk Factors” in such Form 10-K and under Item IA. “Risk Factors” in this Form 10-Q.

These factors, in addition to delays in payments from customers and/or customers in bankruptcy, have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results could be adversely affected by continued inflation particularly if increases in the costs of labor and labor-related costs, materials, supplies and equipment used in performing services (including the impact of potential tariffs and COVID-19) could not be passed on to our customers.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Healthcare Services Group, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS:
Current assets:
Cash and cash equivalents	$19,633	$70,794
Marketable securities, at fair value	93,748	114,396
Accounts and notes receivable, less allowance for doubtful accounts of $68,099 and $59,271 as of September 30, 2022 and December 31, 2021, respectively	347,494	293,388
Inventories and supplies	22,712	26,015
Taxes receivable	5,430	8,813
Prepaid expenses and other assets	23,676	32,976
Total current assets	512,693	546,382
Property and equipment, net	24,244	28,102
Goodwill	75,529	74,755
Other intangible assets, less accumulated amortization of $31,530 and $27,879 as of September 30, 2022 and December 31, 2021, respectively	17,154	20,805
Notes receivable — long–term portion, less allowance for doubtful accounts of $2,376 and $6,312 as of September 30, 2022 and December 31, 2021, respectively	26,854	29,259
Deferred compensation funding, at fair value	31,627	46,691
Deferred tax asset	34,063	31,535
Total assets	$722,164	$777,529

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$67,474	$64,419
Accrued payroll and related taxes	45,853	68,664
Other accrued expenses	16,033	26,741
Borrowings under line of credit	25,000	—
Deferred compensation liability — short-term	1,220	6,991
Accrued insurance claims	26,242	24,310
Total current liabilities	181,822	191,125
Accrued insurance claims — long-term	69,707	65,084
Deferred compensation liability — long-term	31,807	46,888
Lease liability — long-term	8,748	11,299
Other long-term liabilities	8,004	10,456

Commitments and contingencies (Note 14)

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000 shares authorized; 76,160 and 76,009 shares issued, and 74,088 and 73,769 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	762	760
Additional paid-in capital	300,241	294,124
Retained earnings	154,501	183,957
Accumulated other comprehensive (loss) income, net of taxes	(5,507)	4,000
Common stock in treasury, at cost, 2,072 and 2,240 shares as of September 30, 2022 and December 31, 2021, respectively	(27,921)	(30,164)
Total stockholders’ equity	$422,076	$452,677
Total liabilities and stockholders’ equity	$722,164	$777,529
See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$414,488	$415,590	$1,266,156	$1,221,512
Operating costs and expenses:
Costs of services provided	376,894	364,822	1,129,526	1,037,852
Selling, general and administrative expense	35,803	38,780	100,820	128,818
Other (expense) income:
Investment and other income (loss), net	1	462	(9,034)	6,311
Interest expense	(799)	(329)	(1,752)	(1,017)
Income before income taxes	993	12,121	25,024	60,136

Income tax provision	671	2,581	6,553	16,378
Net income	$322	$9,540	$18,471	$43,758

Per share data:
Basic earnings per common share	$0.00	$0.13	$0.25	$0.58
Diluted earnings per common share	$0.00	$0.13	$0.25	$0.58

Weighted average number of common shares outstanding:
Basic	74,340	74,943	74,334	74,983
Diluted	74,348	75,076	74,346	75,170

Comprehensive income:
Net income	$322	$9,540	$18,471	$43,758
Other comprehensive loss:
Unrealized loss on available-for-sale marketable securities, net of taxes	(2,293)	(1,014)	(9,507)	(1,582)
Total comprehensive (loss) income	$(1,971)	$8,526	$8,964	$42,176

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$18,471	$43,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,560	10,961
Bad debt provision	23,342	10,790
Deferred income tax expense	—	198
Share-based compensation expense	7,156	6,968
Amortization of premium on marketable securities	1,673	1,740
Unrealized loss (gain) on deferred compensation fund investments	11,445	(3,958)
Changes in contingent consideration	(2,408)	—
Net loss on disposals of fixed assets	942	1,157
Changes in operating assets and liabilities:
Accounts and notes receivable	(75,042)	(41,275)
Inventories and supplies	3,303	4,872
Prepaid expenses and other assets	6,180	(23,459)
Deferred compensation funding	7,093	72
Accounts payable and other accrued expenses	(13,134)	10,694
Accrued payroll, accrued and withheld payroll taxes	(21,240)	(26,085)
Taxes receivable	3,383	—
Accrued insurance claims	6,555	4,871
Deferred compensation liability	(20,339)	4,427
Net cash (used in) provided by operating activities	(31,060)	5,731
Cash flows from investing activities:
Disposals of fixed assets	187	201
Additions to property and equipment	(4,142)	(4,202)
Purchases of marketable securities	(2,875)	(16,683)
Sales of marketable securities	9,816	12,368
Cash paid for acquisitions	(114)	(6,000)
Net cash provided by (used in) investing activities	2,872	(14,316)
Cash flows from financing activities:
Dividends paid	(47,389)	(46,672)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	77	69
Proceeds from the exercise of stock options	410	2,238
Purchases of treasury stock	—	(5,397)
Proceeds from short-term borrowings	25,000	—
Payments of statutory withholding on net issuance of restricted stock units	(1,071)	(1,401)
Net cash used in financing activities	(22,973)	(51,163)
Net change in cash and cash equivalents	(51,161)	(59,748)
Cash and cash equivalents at beginning of the period	70,794	139,330
Cash and cash equivalents at end of the period	$19,633	$79,582

Supplemental disclosure of non-cash investing activities
Accrued variable consideration from acquisition of a business	$—	$10,562

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(Unaudited)

	For the nine months ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	76,009	$760	$294,124	$4,000	$183,957	$(30,164)	$452,677
Comprehensive income:
Net income for the period	—	—	—	—	11,329	—	11,329
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(5,269)	—	—	(5,269)
Comprehensive income for the period							$6,060
Exercise of stock options and other share-based compensation, net of shares tendered for payment	145	2	408	—	—	—	410
Payment of statutory withholding on issuance of restricted stock units	—	—	(1,069)	—	—	—	(1,069)
Share-based compensation expense	—	—	2,298	—	—	—	2,298
Treasury shares issued for Deferred Compensation Plan funding and redemptions	—	—	110	—	—	414	524
Shares issued pursuant to Employee Stock Plan	—	—	368	—	—	1,144	1,512
Dividends paid and accrued, $0.21 per share	—	—	—	—	(15,859)	—	(15,859)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	6	—	—	19	25
Other	4	—	59	—	—	—	59
Balance, March 31, 2022	76,158	$762	$296,304	$(1,269)	$179,427	$(28,587)	$446,637
Comprehensive income:
Net income for the period	—	—	—	—	6,820	—	6,820
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(1,945)	—	—	(1,945)
Comprehensive income for the period							$4,875
Exercise of stock options and other share-based compensation, net of shares tendered for payment	2	—	—	—	—	—	—
Share-based compensation expense	—	—	2,292	—	—	—	2,292
Treasury shares issued for Deferred Compensation Plan funding and redemptions		—	(196)	—	—	191	(5)
Dividends paid and accrued, $0.21 per share	—	—	—	—	(15,980)	—	(15,980)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	5	—	—	21	26
Balance, June 30, 2022	76,160	$762	$298,405	$(3,214)	$170,267	$(28,375)	$437,845
Comprehensive loss:
Net income for the period	—	—	—	—	322	—	322
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(2,293)	—	—	(2,293)
Comprehensive loss for the period							$(1,971)
Payment of statutory withholding on issuance of restricted stock units	—	—	(2)	—	—	—	(2)
Share-based compensation expense	—	—	2,271	—	—	—	2,271
Treasury shares issued for Deferred Compensation Plan funding and redemptions	—	—	(432)	—	—	426	(6)
Dividends paid and accrued, $0.21 per share	—	—	—	—	(16,088)	—	(16,088)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	(1)	—	—	28	27
Balance, September 30, 2022	76,160	$762	$300,241	$(5,507)	$154,501	$(27,921)	$422,076

See accompanying notes to consolidated financial statements.

	For the nine months ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	75,798	$758	$282,206	$5,563	$200,893	$(8,959)	$480,461
Comprehensive income:
Net income for the period	—	—	—	—	24,653	—	24,653
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(1,271)	—	—	(1,271)
Comprehensive income for the period							$23,382
Exercise of stock options and other share-based compensation, net of shares tendered for payment	156	2	1,473	—	—	—	1,475
Payment of statutory withholding on issuance of restricted stock and restricted stock units	—	—	(1,501)	—	—	—	(1,501)
Share-based compensation expense	—	—	2,104	—	—	—	2,104
Treasury shares issued for Deferred Compensation Plan funding and redemptions	—	—	545	—	—	(36)	509
Shares issued pursuant to Employee Stock Plan	—	—	1,554	—	—	498	2,052
Dividends paid and accrued, $0.21 per share	—	—	—	—	(15,526)	—	(15,526)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	18	—	—	5	23
Other	4	—	123	—	—	—	123
Balance, March 31, 2021	75,958	$760	$286,522	$4,292	$210,020	$(8,492)	$493,102
Comprehensive income:
Net income for the period	—	—	—	—	9,565	—	9,565
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	703	—	—	703
Comprehensive income for the period							$10,268
Exercise of stock options and other share-based compensation, net of shares tendered for payment	11	—	380	—	—	—	380
Share-based compensation expense	—	—	2,159	—	—	—	2,159
Purchases of treasury stock	—	—	—	—	—	(1,835)	(1,835)
Treasury shares issued for Deferred Compensation Plan funding and redemptions	—	—	60	—	—	(61)	(1)
Dividends paid and accrued, $0.21 per share	—	—	—	—	(15,792)	—	(15,792)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	17	—	—	6	23
Balance, June 30, 2021	75,969	$760	$289,138	$4,995	$203,793	$(10,382)	$488,304
Comprehensive income:
Net income for the period	—	—	—	—	9,540	—	9,540
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	(1,014)	—	—	(1,014)
Comprehensive income for the period							$8,526
Exercise of stock options and other share-based compensation, net of shares tendered for payment	28	—	383	—	—	—	383
Payment of statutory withholding on issuance of restricted stock units	—	—	100	—	—	—	100
Share-based compensation expense	—	—	2,214	—	—	—	2,214
Purchases of treasury stock	—	—	—	—	—	(3,562)	(3,562)
Treasury shares issued for Deferred Compensation Plan funding and redemptions	—	—	50	—	—	(50)	—
Dividends paid and accrued, $0.21 per share	—	—	—	—	(15,783)	—	(15,783)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	14	—	—	9	23
Balance, September 30, 2021	75,997	$760	$291,899	$3,981	$197,550	$(13,985)	$480,205
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

Leases

The Company records assets and liabilities on the balance sheet to recognize the rights and obligations arising from leasing arrangements with contractual terms greater than 12 months, in accordance with FASB Accounting Standards Codification subtopic 842 Leases (“ASC 842”). A leasing arrangement includes any contract which entitles the Company to the right of use of an identified tangible asset where there are no restrictions as to the direct of use of the asset, and the Company obtains substantially all of the economic benefits from the right of use. As of September 30, 2022 and December 31, 2021, the Company was only the lessee of operating lease arrangements.

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

Share-Based Compensation

The Company estimates the fair value of share-based awards on the date of grant using the Black-Scholes valuation model for stock options, using a Monte Carlo simulation for performance stock units and using the share price on the date of grant for restricted stock units and deferred stock units. The value of the award is recognized ratably as an expense in the Company’s Consolidated Statements of Comprehensive Income over the requisite service periods, with adjustments made for forfeitures as they occur.

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

No impairment loss was recognized on the Company's intangible assets or goodwill during the nine months ended September 30, 2022 or 2021.

Concentrations of Credit Risk

The Company’s financial instruments that are subject to credit risk are cash and cash equivalents, marketable securities, deferred compensation funding and accounts and notes receivable. At September 30, 2022 and December 31, 2021, substantially all of the Company’s cash and cash equivalents and marketable securities were held in one large financial institution located in the United States. The Company’s marketable securities are fixed income investments which are highly liquid and can be readily purchased or sold through established markets.

The Company’s customers are primarily concentrated in the healthcare industry and are primarily providers of long-term care. The revenues of many of the Company’s customers are highly reliant on Medicare, Medicaid and third party payors’ reimbursement funding rates. New legislation or changes in existing regulations could directly impact the governmental reimbursement programs in which the customers participate. As a result, the Company may not realize the full effects of such programs until these laws are fully implemented and governmental agencies issue applicable regulations or guidance.

Note 2—Revenue

The Company presents its consolidated revenues disaggregated by reportable segment, as Management evaluates the nature, amount, timing and uncertainty of the Company’s revenues by segment. Refer to Note 12—Segment Information herein as well as the information below regarding the Company’s reportable segments.

Housekeeping

Housekeeping accounted for $597.7 million and $621.3 million of the Company’s consolidated revenues for the nine months ended September 30, 2022 and 2021, respectively, which represented approximately 47.2% and 50.9% of the Company’s revenues in each respective period. Housekeeping services include managing customers’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the customers’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the customers’ facilities. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality-control procedures including continuous training and employee evaluation.

Dietary

Dietary services accounted for $668.4 million and $600.2 million of the Company’s consolidated revenues for the nine months ended September 30, 2022 and 2021, respectively, which represented approximately 52.8% and 49.1% of the Company’s revenues in each respective period. Dietary services consist of managing customers’ dietary departments which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support provided by a District Manager specializing in dietary services. The Company also offers clinical consulting services to facilities which if contracted is a service bundled within the monthly service provided to customers. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate dietitian services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

Revenue Recognition

The Company’s revenues are derived from contracts with customers. The Company accounts for revenue from contracts with customers in accordance with FASB Accounting Standards Codification subtopic 606 Revenue from Contracts with Customers (“ASC 606”), and as such, the Company recognizes revenue to depict the transfer of promised goods and services to customers in amounts that reflect the consideration to which the Company is entitled in exchange for those goods and services. The Company’s costs of obtaining contracts are not material.

The Company performs services and provides goods in accordance with its customers’ contracts. Such contracts typically provide for a renewable one year service term, cancellable by either party upon 30 to 90 days’ notice, after an initial period of 60 to 120 days. A performance obligation is the unit of account under ASC 606 and is defined as a promise in a contract to transfer a distinct good or service to the customer. The Company’s Housekeeping and Dietary contracts relate to the provision of bundles of goods, services or both which represent a series of distinct goods and services that are substantially the same and that have the same pattern of transfer to the customer. The Company accounts for the series as a single performance obligation satisfied over time, as the customer simultaneously receives and consumes the benefits of the goods and services provided. Revenue is recognized using the output method, which is based upon the delivery of goods and services to the customers’ facilities. In limited cases, the Company provides goods, services or both, before the execution of a written contract. In these cases, the Company defers the recognition of revenue until a contract is executed. The amount of such deferred revenue was $1.7 million and $0.1 million as of September 30, 2022 and December 31, 2021, respectively. Additionally, substantially all such revenue amounts deferred as of December 31, 2021 were subsequently recognized as revenue during the nine months ended September 30, 2022.

The transaction price is the amount of consideration to which the Company is entitled in exchange for transferring promised goods or services to its customers. The transaction price does not include taxes assessed or collected. The Company’s contracts detail the fees that the Company charges for the goods and services it provides. For certain contracts which contain a variable component to the transaction price, the Company is required to make estimates of the amount of consideration to which the Company will be entitled, based on variability in resident and patient populations serviced, product usage or quantities consumed. The Company recognizes revenue related to such estimates only when the Company determines that there will not be a significant reversal in the amount of revenue recognized. In instances where the transaction prices are modified with existing customers, the Company accounts for such transactions as reductions to revenue under the variable consideration framework within ASC 606. During the three and nine months ended September 30, 2022 the Company recognized a $10.0 million reduction to revenues related to a resolution of a variable consideration with an existing customer. The Company’s contracts generally do not contain significant financing components, as payment terms are less than one year.

The Company allocates the transaction price to each performance obligation, noting that the bundle of goods, services or goods and services provided under each Housekeeping and Dietary contract represent a single performance obligation satisfied over time. The Company recognizes the related revenue when it satisfies the performance obligation by transferring a bundle of promised goods, services or both to a customer. Such recognition is on a monthly or weekly basis, as goods are provided and services are performed. In some cases, the Company requires customers to pay in advance for goods and services to be provided. As of September 30, 2022 and December 31, 2021, the value of the contract liabilities associated with customer prepayments was $0.2 million and $2.5 million, respectively. Additionally, substantially all such revenue amounts deferred as of December 31, 2021 were subsequently recognized as revenue during the nine months ended September 30, 2022.

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

At September 30, 2022, the Company had $150.6 million related to performance obligations that were unsatisfied or partially unsatisfied for which the Company expects to recognize revenue. The Company expects to recognize revenue on approximately 70.6% of the remaining performance obligations over the next 12 months, with the balance to be recognized thereafter. These amounts exclude variable consideration primarily related to performance obligations that consist of a series of distinct service periods with revenues based on future performance that cannot be estimated at contract inception. The Company also has elected to apply the practical expedient that permits exclusion of information about the remaining performance obligations with original expected durations of one year or less.

Note 3—Accounts and Notes Receivable

The Company’s accounts and notes receivable balances consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(in thousands)
Short-term
Accounts and notes receivable - gross	$415,593	$352,659
Accounts and notes receivable - allowance	(68,099)	(59,271)
Total net short-term accounts and notes receivable	$347,494	$293,388
Long-term
Notes receivable	$29,230	$35,571
Allowance for doubtful accounts	(2,376)	(6,312)
Total net long-term notes receivable	$26,854	$29,259
Total net accounts and notes receivable	$374,348	$322,647

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

The guidance in ASC 326 permits entities to make an accounting policy election not to measure an estimate for credit losses on accrued interest if those entities write-off accrued interest deemed uncollectible in a timely manner. The Company follows an income recognition policy on all interest earned on notes receivable. Under such policy the Company accounts for all notes receivable on a non-accrual basis and defers the recognition of any interest income until receipt of cash payments. This policy was established, recognizing the environment of the long-term care industry, and not because such notes receivable are necessarily impaired. Accordingly, the Company does not record a credit loss adjustment for accrued interest. Interest income from notes receivable for the three months ended September 30, 2022 and 2021 was $0.2 million and $0.3 million, respectively. Interest income from notes receivable for both the nine months ended September 30, 2022 and 2021 was $1.0 million.

The following table presents the Company’s two tiers of notes receivable further disaggregated by year of origination, as well as write-off activity for the nine months ended September 30, 2022.

	Notes Receivable
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
	(in thousands)
Notes Receivable
Standard notes receivable	$17,508	$11,917	$1,972	$206	$13	$21,991	$53,607
Elevated risk notes receivable	$—	$—	$—	$—	$—	$1,223	$1,223

Current-period gross write-offs	$1	$—	$49	$54	$—	$483	$587
Current-period recoveries	—	—	—	—	—	—	—
Current-period net write-offs	$1	$—	$49	$54	$—	$483	$587

The following table provides information as to the status of payment on the Company’s notes receivable which were past due as of September 30, 2022:

	Age Analysis of Past-Due Notes Receivable as of September 30, 2022
	0 - 90 Days	91 - 180 Days	Greater than 181 Days	Total
	(in thousands)
Notes Receivable
Standard notes receivable	$469	$162	$3,205	$3,836
Elevated risk notes receivable	—	—	1,223	1,223
	$469	$162	$4,428	$5,059

The following tables provide a summary of the changes in the Company’s allowance for doubtful accounts on a portfolio segment basis for the three months ended September 30, 2022 and 2021.

	Allowance for doubtful accounts
Portfolio Segment:	June 30, 2022	Write-Offs/Adjustments[1]	Bad Debt Expense	September 30, 2022
	(in thousands)
Accounts Receivables	$62,603	$(5,145)	$7,863	$65,321

Notes Receivables
Standard notes receivable	$12,606	$(6,718)	$(1,545)	$4,343
Elevated risk notes receivable	811	—	—	811
Total notes receivable	$13,417	$(6,718)	$(1,545)	$5,154
Total	$76,020	$(11,863)	$6,318	$70,475
1.Write-offs are shown net of recoveries. During the three months ended September 30, 2022, the Company collected less than $0.1 million of accounts receivables and notes receivables which had previously been written-off as uncollectible. Adjustments include a reduction of $8.0 million of allowance for doubtful accounts which related to a customer concession granted during the three months ended September 30, 2022.

	Allowance for doubtful accounts
Portfolio Segment:	June 30, 2021	Write-Offs[1]	Bad Debt Expense	September 30, 2021
	(in thousands)
Accounts Receivables	$50,243	$(427)	$4,230	$54,046

Notes Receivables
Standard notes receivable	$12,534	$—	$(149)	$12,385
Elevated risk notes receivable	1,583	—	—	1,583
Total notes receivable	$14,117	$—	$(149)	$13,968
Total	$64,360	$(427)	$4,081	$68,014
1.Write-offs are shown net of recoveries. During the three months ended September 30, 2021, the Company collected an immaterial amount of accounts receivables which had previously been written-off as uncollectible.

The following tables provide a summary of the changes in the Company’s allowance for doubtful accounts on a portfolio segment basis for the nine months ended September 30, 2022 and 2021.

	Allowance for doubtful accounts
Portfolio Segment:	December 31, 2021	Write-Offs/Adjustments[1]	Bad Debt Expense	September 30, 2022
	(in thousands)
Accounts Receivables	$50,794	$(11,195)	$25,722	$65,321

Notes Receivables
Standard notes receivable	$13,607	$(6,773)	$(2,491)	$4,343
Elevated risk notes receivable	1,183	(483)	111	811
Total notes receivable	$14,790	$(7,256)	$(2,380)	$5,154
Total	$65,584	$(18,451)	$23,342	$70,475
1.Write-offs are shown net of recoveries. During the nine months ended September 30, 2022, the Company collected $0.2 million of accounts receivables and notes receivables which had previously been written-off as uncollectible. Adjustments include a reduction of $8.0 million of allowance for doubtful accounts which related to a customer concession granted during the nine months ended September 30, 2022.

	Allowance for doubtful accounts
Portfolio Segment:	December 31, 2020	Write-Offs[1]	Bad Debt Expense	September 30, 2021
	(in thousands)
Accounts Receivables	$51,052	$(7,807)	$10,801	$54,046

Notes Receivables
Standard notes receivable	$13,258	$(9)	$(864)	$12,385
Elevated risk notes receivable	3,491	(2,761)	853	1,583
Total notes receivable	$16,749	$(2,770)	$(11)	$13,968
Total	$67,801	$(10,577)	$10,790	$68,014
1.Write-offs are shown net of recoveries. During the nine months ended September 30, 2021, the Company collected $0.1 million of accounts receivables and notes receivables which had previously been written-off as uncollectible.

Note 5—Changes in Accumulated Other Comprehensive Income by Component

The Company’s accumulated other comprehensive income consists of unrealized gains and losses from the Company’s available-for-sale marketable securities. The following table provides a summary of the changes in accumulated other comprehensive income for the nine months ended September 30, 2022 and 2021:

	Unrealized Gains and Losses on Available-for-Sale Securities[1]
	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Accumulated other comprehensive income — beginning balance	$4,000	$5,563
Other comprehensive loss before reclassifications	(9,530)	(1,421)
Losses (gains) reclassified from other comprehensive income[2]	23	(161)
Net current period other comprehensive loss[3]	(9,507)	(1,582)
Accumulated other comprehensive (loss) income — ending balance	$(5,507)	$3,981
1.All amounts are net of tax.
2.Realized gains and losses were recorded pre-tax under “Investment and other income” in the Consolidated Statements of Comprehensive Income. For the nine months ended September 30, 2022, the Company recorded less than $0.1 million of realized losses from the sale of available-for-sale securities. For the nine months ended September 30, 2021, the Company recorded $0.2 million of realized gains from the sale of available-for-sale securities. Refer to Note 9—Fair Value Measurements herein for further information.
3.For the nine months ended September 30, 2022 and 2021, the changes in other comprehensive income were net of a tax benefit of $2.5 million and $0.4 million, respectively.

	Amounts Reclassified from Accumulated Other Comprehensive Income
	2022	2021
	(in thousands)
Three Months Ended September 30,
Losses from the sale of available-for-sale securities	$(5)	$(7)
Tax benefit	2	5
Net loss reclassified from accumulated other comprehensive income	$(3)	$(2)
Nine Months Ended September 30,
(Losses) gains from the sale of available-for-sale securities	$(31)	$221
Tax benefit (expense)	8	(60)
Net (loss) gain reclassified from accumulated other comprehensive income	$(23)	$161

Note 6—Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded over the estimated useful life of each class of depreciable asset, and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

The following table sets forth the amounts of property and equipment by each class of depreciable asset as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(in thousands)
Housekeeping and dietary equipment	$13,461	$13,468
Computer hardware and software	6,089	5,880
Operating lease — right-of-use assets	33,974	33,217
Other[1]	1,026	1,736
Total property and equipment, at cost	54,550	54,301
Less accumulated depreciation	30,306	26,199
Total property and equipment, net	$24,244	$28,102
1.Includes furniture and fixtures, leasehold improvements and autos and trucks including auto leases.

Depreciation expense for the three months ended September 30, 2022 and 2021 was $2.6 million and $2.5 million, respectively. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $7.9 million and $7.7 million, respectively. Of the depreciation expense recorded for the three and nine months ended September 30, 2022, $1.5 million and $4.6 million related to the depreciation of the Company’s operating lease - right-of-use assets (“ROU Assets”), respectively. Of the depreciation expense recorded for the three and nine months ended September 30, 2021, $1.6 million and $4.7 million related to the depreciation of the Company’s ROU Assets, respectively.

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

Components of lease expense required by ASC 842 are presented below for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022	2021
	(in thousands)
Lease cost
Operating lease cost	$1,449	$1,629
Short-term lease cost	283	122
Variable lease cost	230	73
Total lease cost	$1,962	$1,824

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Lease cost
Operating lease cost	$4,364	$4,547
Short-term lease cost	863	558
Variable lease cost	557	(458)
Total lease cost	$5,784	$4,647

Supplemental information required by ASC 842 is presented below for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022	2021
	(dollar amounts in thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,853	$4,902
Weighted-average remaining lease term — operating leases	4.2 years	4.8 years
Weighted-average discount rate — operating leases	4.3%	4.2%

During the three and nine months ended September 30, 2022, the Company’s ROU Assets and Lease Liabilities were reduced by $0.3 million and $1.6 million, respectively, due to lease cancellations. During the three and nine months ended September 30, 2021, the Company's ROU Assets and Lease Liabilities were reduced by $0.3 million and $0.6 million, respectively, due to lease cancellations.

The following is a schedule by calendar year of future minimum lease payments under operating leases that have remaining terms as of September 30, 2022:

Period/Year	Operating Leases
(in thousands)
October 1 to December 31, 2022	$1,511
2023	5,107
2024	3,323
2025	1,461
2026	1,337
2027	1,363
Thereafter	1,505
Total minimum lease payments	$15,607
Less: imputed lease payments	1,417
Present value of lease liabilities	$14,190

Note 8—Other Intangible Assets

Goodwill

During the nine months ended September 30, 2022, the Company’s goodwill increased $0.7 million due to a measurement period adjustment pertaining to the prior year acquisition of a regional dining operator. The Company finalized the acquisition accounting for this transaction as of March 31, 2022.

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

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remainder of 2022, the following five fiscal years and thereafter:

Period/Year	Total Amortization Expense
(in thousands)
October 1 to December 31, 2022	$1,209
2023	$3,819
2024	$2,685
2025	$2,685
2026	$2,666
2027	$1,196
Thereafter	$2,894

Amortization expense for the three months ended September 30, 2022 and 2021 was $1.2 million and $1.1 million, respectively. Amortization expense for the nine months ended September 30, 2022 and 2021 was $3.7 million and $3.3 million, respectively.

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

The Company’s marketable securities are held by the Company’s captive insurance company to satisfy capital requirements of the state regulator related to captive insurance companies. Such securities primarily consist of tax-exempt municipal bonds, which are classified as available-for-sale and are reported at fair value. Unrealized gains and losses associated with these investments are included “Unrealized loss on available-for-sale marketable securities, net of taxes” within the Consolidated Statements of Comprehensive Income. The fair value of these marketable securities is classified within Level 2 of the fair value hierarchy, as these securities are measured using quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable. Such valuations are determined by a third-party pricing service. For the three and nine months ended September 30, 2022, the Company recorded unrealized losses, net of taxes of $2.3 million and $9.5 million on marketable securities, respectively. For the three and nine months ended September 30, 2021, the Company recorded unrealized losses, net of taxes of $1.0 million and $1.6 million on marketable securities, respectively.

As part of the Company’s completed acquisition of a manufacturer of prepackaged meals in 2021, the Company used an analysis of the discounted weighted-average cost of capital attributable to the acquired company’s revenue (an income approach) to value the contingent consideration liability. The inputs utilized in estimating the fair value of the contingent consideration have been classified as Level 3 in the fair value hierarchy levels and are subject to risk and uncertainty in accordance with FASB Accounting Standards Codification subtopic 820 Fair Value Measurement (“ASC 820”). The discounted weighted-average cost of capital attributable to the acquired company’s revenue analysis is dependent on several subjective factors including future earnings, volatility and the discount rate. If assumptions vary from what was expected, the fair value of the contingent consideration liability may materially change. As of September 30, 2022 and December 31, 2021, the fair value of the contingent consideration liability was $2.5 million and $4.8 million, respectively, and were presented in “Other long-term liabilities” on the Company’s Consolidated Balance Sheets. For the three and nine months ended September 30, 2022, the Company recorded gains of $0.4 million and $2.3 million, respectively, from the fair value adjustment in the Consolidated Statements of Comprehensive Income. No such gain or loss was recorded during the three and nine months ended September 30, 2021.

For both the three months ended September 30, 2022 and 2021, the Company received total proceeds, less the amount of interest received, of $0.3 million, from sales of available-for-sale municipal bonds resulting in realized losses of less than $0.1 million. For the nine months ended September 30, 2022 and 2021, the Company received total proceeds, less the amount of interest received, of $9.8 million and $12.4 million, respectively, from sales of available-for-sale municipal bonds. For the nine months ended September 30, 2022 and 2021, these sales resulted in realized losses of less than $0.1 million and realized gains of $0.2 million, respectively, which were recorded in “Other income – Investment and other income, net” in the Consolidated Statements of Comprehensive Income. The basis for the sale of these securities was the specific identification of each bond sold during the period.

The investments under the funded deferred compensation plan are classified as trading securities and unrealized gains or losses are recorded in “Investment and other income, net” in the Consolidated Statements of Comprehensive Income. The fair value of these investments are determined based on quoted market prices (Level 1). For the three months ended September 30, 2022 and 2021, the Company recognized unrealized losses of $0.8 million and $0.1 million, respectively, related to equity securities still held at the respective reporting dates. For the nine months ended September 30, 2022 and 2021, the Company recognized unrealized losses of $11.4 million and unrealized gains of $4.0 million, respectively, related to equity securities still held at the respective reporting dates.

The following tables provide fair value measurement information for the Company’s marketable securities and deferred compensation fund investments as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$93,748	$93,748	$—	$93,748	$—
Deferred compensation fund
Money Market[1]	$2,450	$2,450	$—	$2,450	$—
Commodities	149	149	149	—	—
Fixed Income	2,928	2,928	2,928	—	—
International	3,993	3,993	3,993	—	—
Large Cap Blend	1,073	1,073	1,073	—	—
Large Cap Growth	10,823	10,823	10,823	—	—
Large Cap Value	5,413	5,413	5,413	—	—
Mid Cap Blend	2,466	2,466	2,466	—	—
Real Estate	367	367	367	—	—
Small Cap Blend	3,185	3,185	3,185	—	—
Deferred compensation fund[2]	$32,847	$32,847	$30,397	$2,450	$—

	As of December 31, 2021
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$114,396	$114,396	$—	$114,396	$—
Deferred compensation fund
Money Market[1]	2,882	2,882	—	2,882	—
Balanced and Lifestyle	12,578	12,578	12,578	—	—
Large Cap Growth	20,358	20,358	20,358	—	—
Small Cap Growth	6,561	6,561	6,561	—	—
Fixed Income	4,826	4,826	4,826	—	—
International	2,299	2,299	2,299	—	—
Mid Cap Growth	4,179	4,179	4,179	—	—
Deferred compensation fund[2]	$53,683	$53,683	$50,801	$2,882	$—
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
2.As of September 30, 2022 and December 31, 2021, $1.2 million and $7.0 million of short-term deferred compensation funding is included in the “Prepaid expenses and other assets” caption on the Company's Consolidated Balance Sheets, respectively. Such amounts of short-term deferred compensation funding represent investments expected to be liquidated and paid to former employees within 12 months of September 30, 2022.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Credit Impairment Losses[1]
	(in thousands)
September 30, 2022
Type of security:
Municipal bonds — available-for-sale	$100,719	$4	$(6,975)	$93,748	$—
Total debt securities	$100,719	$4	$(6,975)	$93,748	$—

December 31, 2021
Type of security:
Municipal bonds — available-for-sale	$109,331	$5,219	$(154)	$114,396	$—
Total debt securities	$109,331	$5,219	$(154)	$114,396	$—
1.The Company performs a quarterly credit impairment loss assessment quarterly on an individual security basis. As of September 30, 2022 and December 31, 2021, no allowance for credit loss impairment has been recognized as the issuers of these securities have not established a cause for default and various rating agencies have reaffirmed each security's investment grade status. The fair value of these securities have fluctuated since the purchase date as market interest rates fluctuate. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of the securities' amortized cost basis.

The following table summarizes the contractual maturities of debt securities held at September 30, 2022 and December 31, 2021, which are classified as “Marketable securities, at fair value” in the Consolidated Balance Sheets:

	Municipal Bonds — Available-for-Sale
Contractual maturity:	September 30, 2022	December 31, 2021
	(in thousands)
Maturing in one year or less	$3,207	$5,606
Maturing in second year through fifth year	28,942	23,054
Maturing in sixth year through tenth year	43,487	52,180
Maturing after ten years	18,112	33,556
Total debt securities	$93,748	$114,396

Note 10—Share-Based Compensation

The components of the Company’s share-based compensation expense for the nine months ended September 30, 2022 and 2021 are as follows:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Stock options	$939	$1,381
Restricted stock and restricted stock units	5,310	4,797
Performance stock units	612	299
Employee stock purchase plan	295	491
Total pre-tax share-based compensation expense charged against income[1]	$7,156	$6,968
1.Share-based compensation expense is recorded in “Cost of services provided” and “Selling, general and administrative expense” in the Company’s Consolidated Statements of Comprehensive Income.

At September 30, 2022, the unrecognized compensation cost related to unvested stock options and awards was $18.3 million. The weighted average period over which these awards will vest is approximately 3.0 years.

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

As of September 30, 2022, there were 4.7 million shares of common stock reserved for issuance under the 2020 Plan, of which, 1.4 million are available for future grant. The amount of shares available for issuance under the 2020 Plan will increase when outstanding awards under the Company's Second Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”) are subsequently forfeited, terminated, lapsed, or satisfied thereunder in cash or property other than shares. No stock award will have a term in excess of 10 years. The Nominating, Compensation and Stock Option Committee (the “NCSO”) of the Board of Directors is responsible for determining the terms of the grants in accordance with the 2020 Plan.

Stock Options

A summary of stock options outstanding under the 2020 Plan and the 2012 Plan as of December 31, 2021 and changes during the nine months ended September 30, 2022 are as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price
	(in thousands)
December 31, 2021	2,181	$33.42
Granted	352	$18.10
Exercised	(23)	$17.50
Forfeited	—	$—
Expired	(123)	$28.32
September 30, 2022	2,387	$31.58

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2022 and 2021 was $4.06 and $7.01 per common share, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2022 and 2021 was $0.1 million and $0.6 million, respectively.

The fair value of stock option awards granted in 2022 and 2021 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	1.5%	0.6%
Weighted average expected life	6.7 years	6.6 years
Expected volatility	36.6%	34.7%
Dividend yield	4.6%	2.9%

The following table summarizes other information about the stock options at September 30, 2022:

September 30, 2022
(amounts in thousands, except per share data)
Outstanding:
Aggregate intrinsic value	$—
Weighted average remaining contractual life	5.1 years
Exercisable:
Number of options	1,631
Weighted average exercise price	$34.53
Aggregate intrinsic value	$—
Weighted average remaining contractual life	3.6 years

Restricted Stock Units

The fair value of outstanding restricted stock units was determined based on the market price of the shares on the date of grant. During the nine months ended September 30, 2022, the Company granted 0.4 million restricted stock units to its employees with a weighted average grant date fair value of $18.06 per unit. During the nine months ended September 30, 2021, the Company granted 0.3 million restricted stock units with a weighted average grant date fair value of $28.53 per unit.

A summary of the outstanding restricted stock units as of December 31, 2021 and changes during the nine months ended September 30, 2022 is as follows:

	Restricted Stock Units
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2021	652	$31.03
Granted	410	$18.06
Vested	(184)	$33.68
Forfeited	(39)	$25.68
September 30, 2022	839	$24.37

Performance Stock Units

On January 4, 2022, the NCSO granted 60,000 Performance Stock Units (“PSUs”) to the Company's executive officers. Such PSUs are contingent upon the achievement of certain total shareholder return (“TSR”) targets as compared to the TSR of the S&P 400 MidCap Index and the participant's continued employment with the Company for the three year period ending December 31, 2024, the date at which such PSUs vest. The unrecognized share-based compensation cost of the TSR-based PSU awards at September 30, 2022 is $1.5 million and is expected to be recognized over a weighted-average period of 2.0 years.

A summary of the outstanding PSUs as of December 31, 2021 and changes during the nine months ended September 30, 2022 is as follows:

	Performance Stock Units
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2021	35	$34.52
Granted	60	$21.00
Vested	—	$—
Forfeited	—	$—
September 30, 2022	95	$26.01

Deferred Stock Units

During the nine months ended September 30, 2022, the NCSO granted 20,000 Deferred Stock Units (“DSUs”) to the Company's non-employee directors. Each DSU award vests in one year. Once vested, the recipient shall be entitled to receive a lump sum payment of a number of shares equal to the total number of DSUs issued to such recipient upon the first to occur of (i) the five years anniversary of the date of grant, (ii) the recipient's death, disability or separation of service from the Board, or (iii) a change of control (as defined by the 2020 Plan). The unrecognized share-based compensation cost of outstanding DSU awards at September 30, 2022 is $0.2 million and is expected to be recognized over a weighted-average period of 0.7 years.

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

Under the ESPP, the Company is authorized to issue up to 4.1 million shares of its common stock to its employees. Pursuant to such authorization, there are 2.0 million shares available for future grant at September 30, 2022.

The expense associated with the options granted under the ESPP during the nine months ended September 30, 2022 and 2021 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Nine Months Ended September 30,
	2022	2021
Risk-free interest rate	0.4%	0.1%
Weighted average expected life (years)	1.0	1.0
Expected volatility	36.9%	61.7%
Dividend yield	4.7%	2.9%

Deferred Compensation Plan

The Company offers a Supplemental Executive Retirement Plan (“SERP”) for executives and certain key employees. The SERP allows participants to defer a portion of their earned income on a pre-tax basis and as of the last day of each plan year, each participant will be credited with a match of a portion of their deferral in the form of the Company’s common stock based on the then-current market value. Under the SERP, the Company is authorized to issue 1.0 million shares of its common stock to its employees. Pursuant to such authorization, the Company has 0.3 million shares available for future grant at September 30, 2022. At the time of issuance, such shares are accounted for at cost as treasury stock.

The following table summarizes information about the SERP during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
SERP expense[1]	$416	$458
Unrealized (loss) gain recorded in SERP liability account	$(11,324)	$3,990
1.Both the SERP match and the deferrals are included in the “selling, general and administrative” caption in the Consolidated Statements of Comprehensive Income.

Note 11—Income Taxes

The Company’s income tax expense during interim periods are based on the estimated annual effective income tax rate plus any discrete items that are recorded in the period in which they occur. The impact on the Company’s income tax provision through the nine months ended September 30, 2022 for such discrete items was approximately $1.1 million.

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

The Company accounts for income taxes using the asset and liability method, which results in recognizing income tax expense based on the amount of income taxes payable or refundable for the current year. Additionally, the Company regularly evaluates the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on the evaluation, there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years ended December 31, 2018 through 2021 (with regard to U.S. federal income tax returns) and December 31, 2017 through 2021 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2022.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenues
Housekeeping	$196,941	$203,379	$597,710	$621,278
Dietary	217,547	212,211	668,446	600,234
Total	$414,488	$415,590	$1,266,156	$1,221,512

Income before income taxes
Housekeeping	$17,540	$17,237	$55,784	$68,025
Dietary	(365)	7,259	19,320	41,075
Corporate and eliminations[1]	(16,182)	(12,375)	(50,080)	(48,964)
Total	$993	$12,121	$25,024	$60,136
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Numerator for basic and diluted earnings per share:
Net income	$322	$9,540	$18,471	$43,758

Denominator
Weighted average number of common shares outstanding - basic	74,340	74,943	74,334	74,983
Effect of dilutive securities[1]	8	133	12	187
Weighted average number of common shares outstanding - diluted	74,348	75,076	74,346	75,170

Basic earnings per share:	$0.00	$0.13	$0.25	$0.58

Diluted earnings per share:	$0.00	$0.13	$0.25	$0.58
1.Certain outstanding equity awards are anti-dilutive and therefore excluded from the calculation of the weighted average number of diluted common shares outstanding.

Anti-dilutive outstanding equity awards under share-based compensation plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Anti-dilutive	3,287	2,184	3,201	1,788

Note 14—Other Contingencies

Line of Credit

At September 30, 2022, the Company had a $475 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a floating rate, based on the Company’s leverage ratio, and starting at LIBOR plus 115 basis points (or if LIBOR becomes unavailable, the higher of the Overnight Bank Funding Rate, plus 50 basis points and the Prime Rate). As of September 30, 2022, there were $25 million in borrowings under the line of credit. As of December 31, 2021, there were no borrowings under the line of credit. The line of credit requires the Company to satisfy two financial covenants, with which the Company is in compliance as of September 30, 2022. The line of credit expires on December 21, 2023.

At September 30, 2022, the Company also had outstanding $81.0 million in irrevocable standby letters of credit, which relate to payment obligations under the Company’s insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $81.0 million to $369.0 million at September 30, 2022. The letters of credit expire on January 4, 2023.

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

Government Regulations

The Company’s customers are concentrated in the healthcare industry and are primarily providers of long-term care many of whom have been significantly impacted by COVID-19. The revenues of many of the Company’s customers are highly reliant on Medicare, Medicaid and third party payers’ reimbursement funding rates. New legislation or additional changes in existing regulations could directly impact the governmental reimbursement programs in which the customers participate.

Note 15—Subsequent Events

The Company evaluated all subsequent events through the filing date of this Form 10-Q. There were no events or transactions occurring during this subsequent reporting period which require recognition or additional disclosure in these financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items when comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of September 30, 2022 and December 31, 2021 and the notes accompanying those financial statements.

COVID-19 Considerations

While the clinical crisis brought on by the COVID-19 pandemic has begun to show signs of abatement (e.g., new case rates are decreasing, mortality rate remains low, and the CDC is relaxing masking requirements within healthcare facilities), our clients, who have been at the epicenter of the COVID-19 pandemic since the beginning, must continue to dedicate significant financial and other resources to protect their residents, employees and visitors. Moreover, we, our clients, vendors and business partners remain challenged by the lingering effects of the COVID-19 pandemic and the global economic crisis that has resulted from it. Significant supply chain disruption, inflation, labor shortages and unprecedented wage growth remain, and nursing home occupancy levels, while increasing from 2020 levels, are still well below the national average target to support a robust recovery. All the while, nursing home workforce participation is at the lowest levels in decades and is the slowest segment in the health care sector to begin to recover toward pre-pandemic levels.

Accordingly, our ability to operate without significant negative operational impact from the COVID-19 pandemic and such lingering economic pressures remains dependent on our ability to protect our employees and our supply chain, attract and hire talented new team members, and contain existing wage pressures. To that end, we will continue to seek to innovate in managing our business, coordinating with nursing departments to do our part in the infection prevention and control continuum and remain flexible in responding to our customer-partners. However, the continued uncertainty resulting from the COVID-19 pandemic and its lingering economic pressures could result in an unforeseen disruption to our workforce and supply chain that could negatively impact our operations or employee availability.

For additional information on risk factors related to the pandemic or other risks that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”) and “Risk Factors” in Part II, Item 1A of this Form 10-Q.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of healthcare facilities, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to approximately 3,000 facilities throughout the continental United States as of September 30, 2022.

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

At September 30, 2022, Housekeeping services were provided at essentially all of our customer facilities, generating approximately 47.2% or $597.7 million of our total revenues for the nine months ended September 30, 2022. Dietary services were provided to over 1,700 customer facilities at September 30, 2022 and contributed approximately 52.8% or $668.4 million of our total revenues for the nine months ended September 30, 2022.

Three Months Ended September 30, 2022 and 2021

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, for the three months ended September 30, 2022 and 2021. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial results relate primarily to corporate level transactions and adjustments related to transactions recorded at the reportable segment level which use methods other than generally accepted accounting principles.

	Three Months Ended September 30,
	2022	2021	% Change
	(in thousands)
Revenues
Housekeeping	$196,941	$203,379	(3.2)%
Dietary	217,547	212,211	2.5%
Consolidated	$414,488	$415,590	(0.3)%

Costs of services provided
Housekeeping	$179,401	$186,142	(3.6)%
Dietary	217,912	204,952	6.3%
Corporate and eliminations	(20,419)	(26,272)	(22.3)%
Consolidated	$376,894	$364,822	3.3%

Selling, general and administrative expense
Corporate and eliminations	$35,803	$38,780	(7.7)%

Investment and other income, net
Corporate and eliminations	$1	$462	(99.8)%

Interest expense
Corporate and eliminations	$(799)	$(329)	142.9%

Income (loss) before income taxes
Housekeeping	$17,540	$17,237	1.8%
Dietary	(365)	7,259	(105.0)%
Corporate and eliminations	(16,182)	(12,375)	(30.8)%
Consolidated	$993	$12,121	(91.8)%

Housekeeping and Dietary revenues represented approximately 47.5% and 52.5% of consolidated revenues for the three months ended September 30, 2022, respectively.

The following table sets forth the ratio of certain items to consolidated revenues:

	Three Months Ended September 30,
	2022	2021
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	90.9%	87.8%
Selling, general and administrative expense	8.6%	9.3%
Other (expense) income:
Investment and other income (loss), net	0.0%	0.1%
Interest expense	(0.2)%	(0.1)%
Income before income taxes	0.3%	2.9%
Income tax	0.2%	0.6%
Net income	0.1%	2.3%

Revenues

Consolidated

Consolidated revenues decreased 0.3% to $414.5 million for the three months ended September 30, 2022 compared to $415.6 million for the corresponding period in 2021, as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping revenues decreased 3.2% during the three months ended September 30, 2022 compared to the corresponding period in 2021 due to fewer facilities serviced, while Dietary revenues increased 2.5% over the same period, primarily driven by negotiated price increases with clients and growth through a prior year acquisition. Additionally, during the three months ended September 30, 2022 the Company recognized a $10.0 million reduction to revenues related to a resolution of a variable consideration with an existing customer, which reduced Housekeeping revenues by $2.3 million and Dietary revenues by $7.7 million.

Costs of Services Provided

Consolidated

Consolidated costs of services provided increased by 3.3% to $376.9 million for the three months ended September 30, 2022 compared to $364.8 million for the three months ended September 30, 2021.

The following table provides a comparison of key indicators we consider when managing the consolidated costs of services provided:

	Three Months Ended September 30,
Costs of Services Provided - Key Indicators as a % of Consolidated Revenue	2022	2021	Change
Bad debt provision	1.5%	1.0%	0.5%
Self-insurance costs	2.5%	2.9%	(0.4)%
The elevated bad debt provision as a percentage of consolidated revenues was primarily the result of the current aging of our accounts receivables as of the three months ended September 30, 2022.

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues, decreased to 91.1% for the three months ended September 30, 2022 from 91.5% in the corresponding period in 2021. Costs of services provided for Dietary, as a percentage of Dietary revenues, increased to 100.2% for the three months ended September 30, 2022 from 96.6% in the corresponding period in 2021. The year-over-year decrease in margins was primarily driven by the increase of labor and supplies as a result of inflation and the resolution of variable consideration.

The following table provides a comparison of the key indicators we consider when managing costs of services provided at the segment level, as a percentage of the respective segment’s revenues:

	Three Months Ended September 30,
Costs of Services Provided - Key Indicators as a % of Segment Revenue	2022	2021	Change
Housekeeping labor and other labor-related costs	82.5%	81.9%	0.6%
Housekeeping supplies	7.3%	6.7%	0.6%
Dietary labor and other labor-related costs	63.5%	64.8%	(1.3)%
Dietary supplies	33.3%	28.8%	4.5%

Variations within these key indicators relate to the provision of services at new facilities and changes in the mix of customers for whom we provide supplies or do not provide supplies. Management focuses on building efficiencies and managing labor and other costs at the facility level, as well as managing supply chain costs, for new and existing facilities. The decrease in dietary labor costs as a percentage of revenues was due to facility-level staffing efficiencies and the increase in dining revenues, while the increase in dietary supplies spend as a percentage of dietary revenues was driven by increases to menu item costs, which are dependent on commodity pricing factors, during the quarter ended September 30, 2022.

Consolidated Selling, General and Administrative Expense

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under the deferred compensation plan. These investments represent the amounts held on behalf of the participating employees and changes in the value of these investments affect the amount of our deferred compensation liability. Losses on the plan investments during the three months ended September 30, 2022 decreased our total selling, general and administrative expense, while gains on plan investments during the same period in 2021 increased our selling, general and administrative expense for that period.

Excluding the change in the deferred compensation plan described above, consolidated selling, general and administrative expense decreased $2.0 million or 5.2% for the three months ended September 30, 2022 compared to the corresponding period in 2021. The decrease was driven by decreases in legal and professional fees in 2022 compared to the comparable period due to the resolution of the previously disclosed SEC inquiry in 2021.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative expense excluding change in deferred compensation liability	$36,963	$38,996	$(2,033)	(5.2)%
(Loss) on deferred compensation plan investments	(1,160)	(216)	(944)	437.0%
Selling, general and administrative expense	$35,803	$38,780	$(2,977)	(7.7)%

Consolidated Investment and Other Income, net

Investment and other income decreased to a less than $0.1 million gain for the three months ended September 30, 2022 compared to a $0.5 million gain in the corresponding 2021 period, primarily due to market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan.

Consolidated Interest Expense

Consolidated interest expense increased to $0.8 million for the three months ended September 30, 2022 compared to $0.3 million in the corresponding 2021 period due to increased short-term borrowings.

Consolidated Income Taxes

During the three months ended September 30, 2022, the Company recognized a provision for income taxes of $0.7 million, or 67.6% effective tax rate, versus $2.6 million, or 21.3% effective tax rate, for the same period in 2021. The increase to the Company's tax rate related to discrete items recognized during the quarter.

The actual annual effective tax rate will be impacted by the tax effects of option exercises or vested awards, among other compensation-related items, which are treated as discrete items in the reporting period in which they occur. The tax effects of stock-related compensation may vary based upon the Company's common stock price at exercise and the volume of such exercises. Discrete items cannot be considered in the calculation of the estimated annual effective tax rate but will affect the actual effective tax rate for each period. The impact on our income tax provision for the three months ended September 30, 2022 for such discrete items was an expense of $0.5 million.

Nine Months Ended September 30, 2022 and 2021

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, for the nine months ended September 30, 2022 and 2021. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial results relate primarily to corporate level transactions and adjustments related to transactions recorded at the reportable segment level which use methods other than generally accepted accounting principles.

	Nine Months Ended September 30,
	2022	2021	% Change
	(in thousands)
Revenues
Housekeeping	$597,710	$621,278	(3.8)%
Dietary	668,446	600,234	11.4%
Consolidated	$1,266,156	$1,221,512	3.7%

Costs of services provided
Housekeeping	$541,926	$553,253	(2.0)%
Dietary	649,126	559,159	16.1%
Corporate and eliminations	(61,526)	(74,560)	(17.5)%
Consolidated	$1,129,526	$1,037,852	8.8%

Selling, general and administrative expense
Corporate and eliminations	$100,820	$128,818	(21.7)%

Investment and other income, net
Corporate and eliminations	$(9,034)	$6,311	(243.1)%

Interest expense
Corporate and eliminations	$(1,752)	$(1,017)	72.3%

Income (loss) before income taxes
Housekeeping	$55,784	$68,025	(18.0)%
Dietary	19,320	41,075	(53.0)%
Corporate and eliminations	(50,080)	(48,964)	2.3%
Consolidated	$25,024	$60,136	(58.4)%

Housekeeping and Dietary revenues represented approximately 47.2% and 52.8% of consolidated revenues for the nine months ended September 30, 2022, respectively.

The following table sets forth the ratio of certain items to consolidated revenues:

	Nine Months Ended September 30,
	2022	2021
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	89.2%	85.0%
Selling, general and administrative expense	8.0%	10.5%
Other (expense) income:
Investment and other income (loss), net	(0.7)%	0.5%
Interest expense	(0.1)%	(0.1)%
Income before income taxes	2.0%	4.9%
Income tax	0.5%	1.3%
Net income	1.5%	3.6%

Revenues

Consolidated

Consolidated revenues increased 3.7% to $1.3 billion for the nine months ended September 30, 2022 compared to $1.2 billion for the corresponding period in 2021 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping revenues decreased 3.8% during the nine months ended September 30, 2022 compared to the corresponding period in 2021 due to fewer facilities serviced, while Dietary revenues increased 11.4% over the same period, primarily driven by negotiated price increases with clients, dining facility additions and growth through a prior year acquisition. Additionally, during the nine months ended September 30, 2022 the Company recognized a $10.0 million reduction to revenues related to a resolution of a variable consideration with an existing customer, which reduced Housekeeping revenues by $2.3 million and Dietary revenues by $7.7 million.

Costs of services provided

Consolidated

Consolidated costs of services provided increased by 8.8% to $1.1 billion for the nine months ended September 30, 2022 compared to $1.0 billion for the nine months ended September 30, 2021.

The following table provides a comparison of key indicators we consider when managing the consolidated costs of services provided:

	Nine Months Ended September 30,
Costs of Services Provided - Key Indicators as a % of Consolidated Revenue	2022	2021	Change
Bad debt provision	1.8%	0.9%	0.9%
Self-insurance costs	2.6%	2.8%	(0.2)%
The elevated bad debt provision includes a change in the credit risk profile of one operating group that entered into receivership during 2022. The impact of such receivership resulted in an approximate $7.1 million increase to our bad debt provision. In addition, bad debt expense increased due to the increase in outstanding accounts receivable and aged receivables during the quarter ended September 30, 2022. Self-insurance costs as a percentage of consolidated revenues have remained steady.

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues, increased to 90.7% for the nine months ended September 30, 2022 from 89.1% in the corresponding period in 2021. Costs of services provided for Dietary, as a percentage of Dietary revenues, increased to 97.1% for the nine months ended September 30, 2022 from 93.2% in the corresponding period in 2021. The year-over-year decrease in margins was primarily driven by the increase of labor and supplies as a result of inflation. Revenues for the nine months ended September 30, 2022 were also unfavorably impacted by a $10.0 million reduction to revenue that related to a resolution of a variable consideration with an existing customer.

The following table provides a comparison of the key indicators we consider when managing costs of services provided at the segment level, as a percentage of the respective segment’s revenues:

	Nine Months Ended September 30,
Costs of Services Provided - Key Indicators as a % of Segment Revenue	2022	2021	Change
Housekeeping labor and other labor-related costs	81.4%	80.1%	1.3%
Housekeeping supplies	6.7%	6.4%	0.3%
Dietary labor and other labor-related costs	61.9%	63.8%	(1.9)%
Dietary supplies	32.0%	26.8%	5.2%

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

Consolidated Selling, General and Administrative Expense

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under the deferred compensation plan. These investments represent the amounts held on behalf of the participating employees and changes in the value of these investments affect the amount of our deferred compensation liability. Losses on the plan investments during the nine months ended September 30, 2022 decreased our total selling, general and administrative expense for the period.

Excluding the change in the deferred compensation plan described above, consolidated selling, general and administrative expense decreased $12.7 million or 10.2% for the nine months ended September 30, 2022 compared to the corresponding period in 2021. The decrease was driven primarily by decreases in legal and professional fees in 2022 compared to the comparable period due to the resolution of the previously disclosed SEC legal matter in 2021.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative expense excluding change in deferred compensation liability	$112,144	$124,827	$(12,683)	(10.2)%
(Loss) on deferred compensation plan investments	(11,324)	3,991	(15,315)	(383.7)%
Selling, general and administrative expense	$100,820	$128,818	$(27,998)	(21.7)%

Consolidated Investment and Interest Income, net

Investment and other income decreased to a $9.0 million loss for the nine months ended September 30, 2022 compared to a $6.3 million gain in the corresponding 2021 period, primarily due to market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan.

Consolidated Interest Expense

Consolidated interest expense increased to $1.8 million for the nine months ended September 30, 2022 compared to $1.0 million in the corresponding 2021 period due to increased short-term borrowings.

Consolidated Income Taxes

During the nine months ended September 30, 2022 and 2021, the Company recognized a provision for income taxes of $6.6 million, or 26.2% and $13.8 million or 27.2%, respectively. The actual annual effective tax rate will be impacted by the tax effects of option exercises or vested awards, among other compensation-related items, which are treated as discrete items in the reporting period in which they occur. The tax effects of stock-related compensation may vary based upon the Company's common stock price at exercise and the volume of such exercises. Discrete items cannot be considered in the calculation of the estimated annual effective tax rate but will affect the actual effective rate for the period. The impact on our income tax provision for the nine months ended September 30, 2022 for discrete items was approximately $1.1 million.

Liquidity and Capital Resources

Cash generated through operations is our primary source of liquidity. At September 30, 2022, we had cash, cash equivalents and marketable securities of $113.4 million and working capital of $330.9 million, compared to December 31, 2021 cash, cash equivalents and marketable securities of $185.2 million and working capital of $355.3 million. Our current ratio was at 2.8 to 1 at September 30, 2022 and 2.9 to 1 at December 31, 2021. Marketable securities represent fixed income investments that are highly liquid and can be readily purchased or sold through established markets. Such securities are held by our captive insurance company to satisfy capital requirements of the state regulator related to captive insurance companies.

For the nine months ended September 30, 2022 and 2021, our cash flows were as follows:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(31,060)	$5,731
Net cash provided by (used in) investing activities	$2,872	$(14,316)
Net cash used in financing activities	$(22,973)	$(51,163)

Operating Activities

Our primary sources of cash from operating activities are the revenues generated from our Housekeeping and Dietary services. Our primary uses of cash from operating activities are the funding of our payroll and other personnel-related costs, as well as the costs of supplies used in providing our services. Cash used in operating activities was $31.1 million for the nine months ended September 30, 2022, primarily driven by the increased aging of accounts and notes receivable during the year of $75.0 million and decrease in our accrued payroll of $21.2 million. The timing of cash receipts from accounts and notes receivable versus the timing of cash payments for payroll and outside vendors is the primary driver of the period-over-period changes in net cash used in operating activities.

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

Financing Activities

The primary use of cash for financing activities is the payment of dividends. We have paid regular quarterly cash dividends since the second quarter of 2003. During 2022, we paid a regular quarterly cash dividend to shareholders totaling $47.4 million as follows:

	Quarter Ended
	September 30, 2022	June 30, 2022	March 31, 2022

Cash dividend paid per common share	$0.21375	$0.21250	$0.21125
Total cash dividends paid	$15,890	$15,796	$15,703
Record date	August 19, 2022	May 20, 2022	February 25, 2022
Payment date	September 23, 2022	June 24, 2022	March 25, 2022

Our Board of Directors reviews our dividend policy on a quarterly basis. Although there can be no assurance that we will continue to pay dividends or regarding the amount of future dividend payments, we expect to continue to pay a regular quarterly cash dividend. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

We remain authorized to repurchase 0.6 million shares of our common stock pursuant to previous Board of Directors’ authorization. During the nine months ended September 30, 2022 and 2021, we repurchased our common stock as part of the dividend reinvestment related to treasury shares held within the Deferred Compensation Plan. The number and value of the shares repurchased under the dividend reinvestment plan were immaterial for the nine months ended September 30, 2022 and 2021.

In 2021, we entered into a 10b5-1 plan (the “Plan”). The Plan was adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in order to assist us in implementing our share repurchase plans. Pursuant to our share repurchase program and as authorized by the Board of Directors on March 12, 2021, we purchased 0.2 million shares of the Company's common stock during the nine months ended September 30, 2021 for a total cost of $5.4 million inclusive of transaction costs. During the nine months ended September 30, 2022, we have not purchased any shares of the Company's common stock pursuant to the Plan.

Line of Credit

At September 30, 2022, we had a $475 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a floating rate, based on our leverage ratio, and starting at LIBOR plus 115 basis points (or if LIBOR becomes unavailable, the higher of the Overnight Bank Funding Rate, plus 50 basis points and the Prime Rate). At September 30, 2022, there were $25.0 million in borrowings under the line of credit.

The line of credit requires us to satisfy two financial covenants. The covenants and their respective status at September 30, 2022 were as follows:

Covenant Descriptions and Requirements	As of September 30, 2022
Funded debt [1] to EBITDA [2] ratio: less than 3.50 to 1.00	1.83
EBITDA to Interest Expense ratio: not less than 3.00 to 1.00	22.28
1.All indebtedness for borrowed money including, but not limited to, capitalized lease obligations, reimbursement obligations in respect of letters of credit and guarantees of any such indebtedness.
2.Net income plus interest expense, income tax expense, depreciation, amortization, stock compensation expense and extraordinary non-recurring losses/gains.

As noted above, we were in compliance with our financial covenants at September 30, 2022 and we expect to remain in compliance. The line of credit expires on December 21, 2023. We believe that our existing capacity under the line of credit provides adequate liquidity.

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

At September 30, 2022, we also had outstanding $81.0 million in irrevocable standby letters of credit, which relate to payment obligations under our insurance programs.

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new customers obtained. Such capital expenditures primarily consist of housekeeping and food service equipment purchases, laundry and linen equipment installations, computer hardware and software, and furniture and fixtures. Although we have no specific material commitments for capital expenditures through the end of calendar year 2022, we estimate that for 2022 we will have capital expenditures of approximately $5.0 million to $6.0 million, of which we have made $4.1 million through September 30, 2022. We believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would seek to obtain necessary capital from such sources as long-term debt or equity financing.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2022, we had $113.4 million in cash, cash equivalents and marketable securities. The fair value of all of our cash equivalents and marketable securities are determined based on “Level 1” or “Level 2” inputs, which are based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Based on their evaluation as of September 30, 2022, pursuant to Exchange Act Rule 13a-15(b), our Management, including our Principal Executive Officer and Principal Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act 13a-15(e)) are effective.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this Report:

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following financial information from the Company’s Form 10-Q for the quarterly period ended September 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE SERVICES GROUP, INC.

Date:	October 21, 2022	/s/ Theodore Wahl
Theodore Wahl
President & Chief Executive Officer
(Principal Executive Officer)

Date:	October 21, 2022	/s/ Andrew M. Brophy
Andrew M. Brophy
Vice President, Controller & Principal Accounting Officer
(Principal Financial and Accounting Officer)