Form 10-K
period 2022-12-31
HEALTHCARE SERVICES GROUP INC
filed 2023-02-17
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission file number: 0-12015

HEALTHCARE SERVICES GROUP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2018365
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3220 Tillman Drive, Suite 300, Bensalem, PA	19020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(215) 639-4274

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	HCSG	NASDAQ Global Select Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on the attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☑
The aggregate market value of the voting stock (Common Stock, $0.01 par value) held by non-affiliates of the registrant as of the close of business on June 30, 2022 was approximately $1.06 billion based on the closing sale price of the Common Stock on the NASDAQ Global Select Market on that date. The determination of affiliate status is not a determination for any other purpose. The registrant does not have any non-voting common equity authorized or outstanding.
Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock (Common Stock, $0.01 par value) as of the latest practicable date (February 15, 2023). 74,390,448

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 30, 2023 have been incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

Healthcare Services Group, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2022

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K may contain forward-looking statements within the meaning of federal securities laws, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “estimates,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services to the healthcare industry and primarily providers of long-term care; the impact of and future effects of the COVID-19 pandemic or other potential pandemics; having a significant portion of our consolidated revenues contributed by one customer during the year ended December 31, 2022; credit and collection risks associated with the healthcare industry; our claims experience related to workers’ compensation and general liability insurance (including any litigation claims, enforcement actions, regulatory actions and investigations arising from personal injury and loss of life related to COVID-19); the effects of changes in, or interpretations of laws and regulations governing the healthcare industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor-related matters such as minimum wage increases; the Company’s expectations with respect to selling, general, and administrative expense; and the risk factors described in Part I of this report under “Government Regulation of Customers,” “Service Agreements and Collections,” and “Competition” and under “Item 1A. Risk Factors.”

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

PART I

In this Annual Report on Form 10-K for the year ended December 31, 2022, Healthcare Services Group, Inc. (together with its wholly-owned subsidiaries listed in Exhibit 21, which has been filed as part of this Report) is referred to using terms such as the “Company,” “we,” “us” or “our.”

Item I.   Business.

General

Healthcare Services Group, Inc. is a Pennsylvania corporation, incorporated on November 22, 1976. We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of healthcare facilities, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to approximately 2,600 facilities throughout the continental United States as of December 31, 2022.

Segment Information

The information called for herein is discussed below in Description of Services, and within Item 8 of this Annual Report on Form 10-K under Note 14 — Segment Information in the Notes to Consolidated Financial Statements for the years ended December 31, 2022, 2021 and 2020.

Description of Services

We are organized into two reportable segments: housekeeping, laundry, linen and other services (“Housekeeping”) and dietary department services (“Dietary”). Our corporate headquarters provides centralized financial management and support, legal services, human resources management and other administrative services to the Housekeeping and Dietary business segments.

We provide Housekeeping services to substantially all of our customer facilities and provide Dietary services to approximately 1,700 facilities. Although we do not directly participate in any government reimbursement programs, our customers receive government reimbursements related to Medicare and Medicaid and are directly affected by any legislation and regulations relating to those programs.

We provide services primarily pursuant to full service agreements with our customers. Under such agreements, we are responsible for the day-to-day management of the employees located at our customers’ facilities, as well as for the provision of certain supplies. We also provide services on the basis of management-only agreements for a limited number of customers. Under a management-only agreement, we provide management and supervisory services while the customer facility retains payroll responsibility for the non-supervisory staff. In certain management-only arrangements, the Company maintains responsibility for purchasing supplies. Our agreements with customers typically provide for a renewable one year service term, cancellable by either party upon 30 to 90 days’ notice after an initial period of 60 to 120 days.

Housekeeping

Housekeeping accounted for approximately 47.1%, or $795.7 million, of our consolidated revenues in 2022. The services provided under this segment include managing our customers’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the customers’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the customers’ facilities. Upon beginning service with a customer facility, we typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation, and on-site testing for infection control, with regular support provided by a District Manager specializing in such services.

Housekeeping’s operating performance is significantly impacted by our management of labor costs. In order to normalize and evaluate such costs in the context of the Company’s financial performance, management reviews labor costs as a percentage of Housekeeping segment revenues. Housekeeping labor costs represented approximately 81.4% of Housekeeping revenues for 2022. Changes in employee compensation resulting from legislative or other governmental actions, market factors, adjustments to staffing levels, and the composition of our labor force may adversely impact these costs. Similarly, an increase in the costs of supplies consumed in performing Housekeeping services may impact Housekeeping’s operating performance. In 2022, the cost of Housekeeping supplies as a percentage of Housekeeping revenues was 6.8%. Generally, the cost of such supplies is dictated by specific product market conditions, subject to price fluctuations influenced by factors outside of our control. Where possible, we negotiate fixed pricing from vendors for an extended period of time on certain supplies to mitigate such price fluctuations.

Dietary

Dietary services represented approximately 52.9%, or $894.5 million, of our consolidated revenues in 2022. Dietary services consist of managing our customers’ dietary departments, which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support provided by a District Manager specializing in dietary services. We also offer clinical consulting services to our dietary customers, which may be provided as a stand-alone service, or bundled with other dietary department services. Upon beginning service with a customer facility, we typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise the front-line personnel and coordinate dietitian services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality-control procedures including continuous training, employee evaluation, management of food supplies, and minimizing food waste and supply deliveries.

Dietary operating performance is impacted by price fluctuations in labor and supply costs resulting from similar factors discussed above for Housekeeping. In 2022, the costs of labor and food-related supplies represented approximately 61.5% and 32.0% of Dietary segment revenues, respectively.

Significant Customers

For the years ended December 31, 2022, 2021 and 2020, both the Housekeeping and Dietary segments earned revenue from several significant customers, including Genesis Healthcare, Inc. (“Genesis”). For the years ended December 31, 2022, 2021 and 2020, Genesis accounted for $169.1 million or 10.0%, $177.1 million or 10.8% and $258.7 million or 14.7% of the Company’s consolidated revenues, respectively. Revenues generated from Genesis were included in both operating segments mentioned above. Any extended discontinuance of revenues, or significant reduction of revenues, from this customer could, if not replaced, have a material impact on our operations. No other single customer or customer group represented more than 10% of consolidated revenues for the years ended December 31, 2022, 2021 and 2020.

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

Environmental Regulation

Our operations are subject to various federal, state and/or local laws concerning emissions into the air, discharges into waterways and the generation, handling and disposal of waste and hazardous substances. Our past expenditures relating to environmental compliance have not had a material effect on our results of operations and are included in normal operating expenses. These laws and regulations are constantly evolving, and it is impossible to predict accurately the effect they may have upon the capital expenditures, earnings and our competitive position in the future. Based upon information currently available, we believe that expenditures relating to environmental compliance will not have a material impact on the financial position of the Company.

Service Agreements and Collections

We have historically had a favorable customer retention rate and, although there can be no assurance, we expect to continue to maintain satisfactory relationships with our customers, despite many of our service agreements being cancellable on short notice.

We have had varying collections experiences with respect to our accounts and notes receivable. We have sometimes extended the period of payment for certain customers beyond contractual terms. Such customers include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for such collection issues and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $32.0 million, $10.5 million and $9.6 million in the years ended December 31, 2022, 2021 and 2020, respectively (see Schedule II - Valuation and Qualifying Accounts and Reserves for year-end balances). As a percentage of total revenues, these provisions represented approximately 1.9%, 0.6% and 0.5% for the years ended December 31, 2022, 2021 and 2020, respectively. In making credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We establish credit limits through our payment terms, perform ongoing credit evaluations and monitor accounts to minimize the risk of credit loss. Despite our efforts to minimize credit risk exposure, customers could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our customers experience a negative impact on their cash flows, it could have a material adverse effect on our results of operations and financial condition.

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

Supporting our diverse team of individuals drives us to continuously improve and provide developmental opportunities for our team members, encouraging all of our employees to reach their full potential. To support this we have launched a formal Employee Engagement and Recognition Program. We devise career development and promotional pathways for our employees, with staunch commitment to promotion from within, and our Manager-In-Training Program is accessible to all qualified and motivated employees, regardless of formal education level achieved. We advertise all on-demand opportunities to our employees in an effort to cultivate talent throughout the Company. We also focus on understanding our diversity and inclusion strengths and opportunities. We continue to focus on building a pipeline for talent to create more opportunities for workplace diversity and to support greater representation within the Company. Some highlights:

•Documented annual and ongoing training for employees at all levels on diversity and inclusion;
•Celebrating and creating diversity among our teams;
•Our workforce consists of 70% women and 63% BIPOC;
•Among field-based management positions, 65% are women and 44% are BIPOC; and
•Among our top quartile of compensation for employees, 63% are women and 51% are BIPOC.

Employee Profile

At December 31, 2022, we employed approximately 35,700 people, of whom approximately 4,400 were corporate and field management personnel. The Company’s employment of some of its employees is subject to collective bargaining agreements that are negotiated by individual customer facilities and are assented by us, so as to bind us as an “employer” under the agreements. In other cases, we are direct parties to the agreements. We may be adversely affected by relations between our customer facilities and their employee unions, or between us and such unions. We consider our relationship with our employees to be good.

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

We have been, and may continue to be, adversely affected by inflationary or market fluctuations, including impact of tariffs, in the cost of products consumed in providing our services or our cost of labor. Additionally, we rely on certain vendors for a substantial portion of housekeeping, laundry and dietary supplies.

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

Dietary supplies, to a much greater extent than Housekeeping supplies, are impacted by commodity pricing factors, including the impact of tariffs, which in many cases are unpredictable and outside of our control. Price increases for food staples used throughout our Dietary operations, such as eggs, resulted in increased costs during 2022. We seek to pass on to customers such increased costs but sometimes we are unable to do so. Even when we are able to pass on such costs to our customers, from time to time, sporadic unanticipated increases in the costs of certain supply items due to market or economic conditions may result in a timing delay in passing on such increases to our customers. This type of spike and unanticipated increase in Dietary supplies costs could adversely affect Dietary’s operating performance, and the adverse effect could be greater if we are delayed in passing on such additional costs to our customers (e.g., where we may not be able to pass such increase on to our customers until the time of our next scheduled service billing review). We seek to mitigate the impact of an unanticipated increase in such supplies’ costs through consolidation of vendors, which increases our ability to obtain more favorable pricing.

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

Although management believes we have a prudent investment policy, we are exposed to fluctuations in interest rates and in the market value of our investment portfolio which could adversely impact our financial condition and results of operations. Our marketable securities consist of municipal bonds. Although there can be no assurance, we believe that our investment criteria requirements, which include diversification among issuers of bonds, regarding credit ratings and monitoring of our investments’ duration periods, reduce our exposure to investment losses. Increases in market interest rates could adversely affect our payment obligations with respect to our variable-rate line of credit and adversely affect our liquidity and earnings. In addition, the Company relies on its portfolio of marketable securities for balance sheet support, and the value of the portfolio can be materially affected by declines in market prices.

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

Genesis contributed 10.0%, 10.8% and 14.7% of our total consolidated revenues for the years ended December 31, 2022, 2021 and 2020, respectively. Genesis commenced a restructuring effort in 2020 that continued in 2022. As part of Genesis’ restructuring effort, during 2021, the Company and Genesis reached an agreement in principle to modify pricing through December 2021 (at which time the original pricing terms resumed) and payment terms through December 2022, at which point the original payment terms would resume. The agreement was executed in 2022. Genesis remains largely compliant with the terms of the agreement as the parties continue discussions regarding a long-term contract structure. As of December 31, 2022, the Company had outstanding accounts receivable and notes receivable of $36.2 million and $20.4 million, respectively, from Genesis. Although we expect to continue the relationship with Genesis, there can be no assurance thereof. Revenues generated from Genesis were included in both operating segments. Any extended discontinuance of revenues, or significant reduction, from this customer could, if not replaced, have a material impact on our operations. In addition, if Genesis fails to abide by current payment terms it could increase our accounts receivable balance and have a material adverse effect on our financial condition, results of operations, and cash flows. No other single customer or customer group represented more than 10% of consolidated revenues for the years ended December 31, 2022, 2021, and 2020.

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

We have sometimes extended the period of payment for certain customers beyond contractual terms. Such customers include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for such collection issues and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $32.0 million for the year ended December 31, 2022 as compared to $10.5 million and $9.6 million for the years ended December 31, 2021 and 2020, respectively. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We establish credit limits through our payment terms, perform ongoing credit evaluations and monitor accounts to minimize the risk of credit loss. Despite our efforts to minimize credit risk exposure, customers could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our customers experience a negative impact on their cash flows, it could have a material adverse effect on our financial condition, results of operations, and cash flows.

A significant majority of our customer base are multi-facility management groups and independent facility operators who lease the buildings in which they operate and may experience risks relating to their leases including termination, escalators, extensions and special charges.

The creditworthiness of our existing customers, and potential customers, is impacted by their ability to maintain positive relationships with their respective landlords. Any loss or deterioration in the relationship between our customers and their respective landlords may adversely affect their financial condition and ability to make payments on their service agreement with us on agreed upon terms. Any failure by our customers to make rent payments or comply with the provisions of their lease terms could result in the termination of such lease agreements. In such cases, our customers may lose their ability to continue conducting operations and as a result terminate their service agreements with us.

For the year ended December 31, 2022, one distributor distributed more than 50% of our food and non-food dining supplies, and if our relationship or their business were to be disrupted, we could experience disruptions to our operations and cost structure.

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

Aspects of our operations are reliant upon internet-based activities, such as ordering supplies and back-office functions such as accounting and transaction processing, making and accepting payments, processing payroll and other administrative functions. A significant disruption or failure of our information technology systems may have a significant impact on our operations, potentially resulting in service interruptions, security violations, regulatory compliance failures and other operational difficulties. In addition, any attack perpetrated against our information systems including through a system failure, security breach or disruption by malware or other damage, could similarly impact our operations and result in loss or misuse of information, litigation and potential liability. Although we have taken steps intended to mitigate the risks presented by potential cyber incidents, it is not possible to protect against every potential power loss, telecommunications failure, cybersecurity attack or similar event that may arise. Moreover, the safeguards we use are subject to human implementation and maintenance and to other uncertainties. Any of these cyber incidents may result in a violation of applicable laws or regulations (including privacy and other laws), damage our reputation, cause a loss of customers and give rise to monetary fines and other penalties, which all could have an adverse effect on our financial condition, results of operations, and liquidity.

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

We own office furniture and equipment, housekeeping and laundry equipment, and vehicles. The office furniture, equipment and vehicles are primarily located at the corporate office, divisional and regional offices. We have housekeeping equipment at all customer facilities where we provide services under a full service housekeeping agreement. Generally, the aggregate cost of housekeeping equipment located at each customer facility is approximately $3,200. Additionally, we have laundry installations at certain customer facilities. We believe that such laundry equipment, office furniture and equipment, housekeeping equipment and vehicles are sufficient to support our current operations.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s Common Stock is traded under the symbol “HCSG” on the Nasdaq Global Select Market. As of February 15, 2023, there were approximately 74.4 million shares of our Common Stock outstanding.

Holders

As of February 15, 2023, we had approximately 400 holders of record of our Common Stock. This does not include persons who hold our Common Stock in nominee or “street name” accounts through brokers or banks.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the Company’s equity compensation plans, on an aggregated basis, the number of shares of our Common Stock subject to outstanding stock awards, the weighted-average exercise price of stock awards, and the number of shares remaining available for future award grants as of December 31, 2022.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Issued and not Exercised)
	(in thousands, except per share amounts)
Equity compensation plans approved by security holders	3,295	1	$31.56	3,555	2
Total	3,295		$31.56	3,555

1.Represents shares of Common Stock issuable upon exercise of outstanding stock awards granted under the 2020 Omnibus Incentive Plan (the “2020 Plan”) and carryover shares from pre-existing equity plans.
2.Includes stock awards to purchase 1.4 million shares available for future grant under the 2020 Plan, 1.9 million shares available for issuance under the Company’s 1999 Employee Stock Purchase Plan as amended (the “1999 Plan”) and 0.3 million shares available for issuance under the Company’s Amended and Restated Deferred Compensation Plan (the “Deferred Compensation Plan”). Treasury shares may be issued under the 1999 Plan and the Deferred Compensation Plan.

Performance Graph

The following graph matches the Company’s cumulative five-year total shareholder return on Common Stock with the cumulative total returns of the NASDAQ Composite index, the S&P Midcap 400 Index, and the Russell 2000 index. The Company has included the S&P Midcap 400 Index due to certain equity awards granted by the Company being benchmarked against this index. The graph tracks the performance of a $100 investment in our Common Stock and in each index (with the reinvestment of all dividends) from December 31, 2017 to December 31, 2022. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

Comparison of 5 Year Cumulative Total Return*

Among Healthcare Services Group, Inc., the Russell 2000 Index, the NASDAQ Composite Index, and the S&P Midcap 400 Index.

*$100 invested on December 31, 2017 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2023 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2023 Russell Investment Group. All rights reserved.

	December 31,
Company / Index	2017	2018	2019	2020	2021	2022
Healthcare Services Group, Inc.	$100.00	$77.61	$48.32	$57.76	$37.81	$26.97
Russell 2000	$100.00	$88.99	$111.70	$134.00	$153.85	$122.41
NASDAQ Composite	$100.00	$97.16	$132.81	$197.47	$235.15	$158.65
S&P Midcap 400	$100.00	$88.92	$112.21	$127.54	$159.12	$138.34

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Repurchases of Equity Securities

On March 12, 2021, the Company’s Board of Directors authorized and the Company entered into a 10b5-1 plan (the “Plan”). The Plan was adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934 (the "Exchange Act"), in order to assist the Company in implementing its share repurchase plans. As all shares authorized for repurchase under the Plan were repurchased during 2021, no repurchases under the Plan were made during the year ended December 31, 2022.

Dividends

For a description of the Company’s dividend policy please see the section entitled "Financing Activities" in Part II, Item 7 of this report on Form 10-K.

Item 6.   Reserved.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our Consolidated Financial Statements and the related notes to those statements included elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors,” and elsewhere in this report on Form 10-K. We are on a calendar year end, and except where otherwise indicated, “2022” refers to the year ended December 31, 2022, and “2021” refers to the year ended December 31, 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items when comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our consolidated financial statements as of December 31, 2022 and for the year then ended and the notes accompanying those financial statements.

COVID-19 Considerations

While the crisis brought on by the COVID-19 pandemic has begun to show signs of abatement (e.g., new case rates remain below prior highs, the mortality rate remains low, and the Centers for Disease Control have relaxed masking requirements within healthcare facilities), our clients, who have been at the epicenter of the COVID-19 pandemic since its outset, must continue to dedicate significant financial and other resources to protect their residents, employees and visitors. Moreover, we, our clients, vendors and business partners remain challenged by the lingering effects of the COVID-19 pandemic and the global economic crisis that has resulted from it. Significant supply chain disruption, inflation, labor shortages and unprecedented wage growth remain, and nursing home occupancy levels, while increasing from the lowest point in 2020, are still well below the national average target to support a robust recovery of the healthcare sector. All the while, nursing home workforce participation is at the lowest levels in decades and is the slowest segment in the health care sector to recover toward pre-pandemic levels.

For additional information on risk factors related to the pandemic or other risks that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of this Form 10-K.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of healthcare facilities, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to approximately 2,600 facilities throughout the continental United States as of December 31, 2022.

We provide services primarily pursuant to full service agreements with our customers. Under such agreements, we are responsible for the day-to-day management of the employees located at our customers’ facilities, as well as for the provision of certain supplies. We also provide services on the basis of management-only agreements for a limited number of customers. Under a management-only agreement, we provide management and supervisory services while the customer facility retains payroll responsibility for the non-supervisory staff. In certain management-only agreements, the Company maintains responsibility for purchasing supplies. Our agreements with customers typically provide for a renewable one year service term, cancellable by either party upon 30 to 90 days’ notice after an initial period of 60 to 120 days.

We are organized into two reportable segments: housekeeping, laundry, linen and other services (“Housekeeping”), and dietary department services (“Dietary”).

Housekeeping consists of managing our customers’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the customers’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the customers’ facilities. Upon beginning service with a customer facility, we typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation. On-site management is responsible for all daily housekeeping department activities, with regular support provided by a District Manager specializing in such services.

Dietary consists of managing our customers’ dietary departments, which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support provided by a District Manager specializing in dietary services. We also offer clinical consulting services to our dietary customers, which may be provided as a stand-alone service or be bundled with other dietary department services. Upon beginning service with a customer facility, we typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise the front-line personnel and coordinate dietitian services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

At December 31, 2022, Housekeeping services were provided at approximately 2,600 customer facilities, generating approximately 47.1% or $795.7 million of our consolidated revenues for the year ended December 31, 2022. Dietary services were provided to approximately 1,700 customer facilities at December 31, 2022 and contributed approximately 52.9% or $894.5 million of our consolidated revenues for the year ended December 31, 2022.

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

Our ability to acquire new customers, retain existing customers and increase revenues are affected by many factors. Competitive factors consist primarily of competing with potential customers’ use of in-house support staff, as well as a number of firms which compete with us in the regional and national markets in which we conduct business. We believe the primary revenue drivers of our business are our ability to obtain new customers and to provide additional services to existing customers. In addition, although there can be no assurance, we seek to pass through, by means of service billing increases, increases in our cost of providing the services, while also aiming to obtain modest annual revenue increases from our existing customers to attain desired profit margins at the facility level. The primary economic factor in acquiring new customers is our ability to demonstrate the cost-effectiveness of our services, because many of our customers’ revenues are generally highly reliant on Medicare and Medicaid reimbursements. Therefore, our customers’ economic decision-making is driven significantly by their reimbursement funding rate structure and the financial impact on their reimbursement as a result of engaging us for the respective services. The primary operational factor is our ability to demonstrate to potential customers the benefits of being relieved of the administrative and operational challenges related to the day-to-day management of their housekeeping and dietary operations. In addition, we must be able to assure new customers that we can improve the quality of service that they are providing to their residents. We believe the factors discussed above are equally applicable to each of our segments with respect to acquiring new customers and increasing revenues.

When evaluating financial performance, we consider the ratio of certain financial items to consolidated revenues. The table below summarizes those metrics for 2022, 2021 and 2020:

	Relation to Consolidated Revenues
	Year Ended December 31,
	2022	2021	2020
Revenues	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	88.5%	86.2%	84.8%
Selling, general and administrative expense excluding change in deferred compensation liability	8.8%	10.1%	8.0%
(Loss) gain on deferred compensation plan	(0.5)%	0.4%	0.6%
Selling, general and administrative expense	8.3%	10.5%	8.6%
Other (expense) income:
Investment and other (expense) income, net	(0.3)%	0.6%	0.8%
Interest expense	(0.2)%	(0.1)%	(0.1)%
Income before income taxes	2.7%	3.8%	7.3%
Income tax	0.6%	1.0%	1.7%
Net income	2.1%	2.8%	5.6%

Our costs of services can vary and may impact our operating performance. We review two primary indicators (costs of labor and costs of supplies as percentages of segment revenues) to monitor and manage such costs. The variability of these costs may impact each segment differently, as Housekeeping is more significantly impacted by costs of labor than Dietary. Labor costs accounted for approximately 81.4% of Housekeeping revenues in 2022. Dietary labor costs accounted for approximately 61.5% of Dietary revenues in 2022. Changes in wage rates as a result of legislative or collective bargaining actions, market factors, adjustments to staffing levels, and other variations in our use of labor or managing labor costs can result in variability of these costs. Housekeeping supplies, including linen products, accounted for approximately 6.8% of Housekeeping revenues in 2022. In contrast, supplies consumed in performing our Dietary services accounted for approximately 32.0% of Dietary revenues. Generally, fluctuations in these expenses are influenced by factors outside of our control and are unpredictable. Housekeeping and Dietary supplies are principally commodity products and are affected by market conditions specific to the respective products. Our consolidated costs of services increased 5.7% for the year ended December 31, 2022 as compared to 2021 due to increased labor and product costs driven by economic factors and elevated bad debt due to the aging of receivables and the result of a change in the credit risk profile of one operating group that entered into receivership during the year. Such increases were offset by a $9.8 million adjustment to our self-insurance reserves based on our updated actuarial estimates for projected incurred losses on past claims. Such estimates declined in 2022 due to favorable claim experience and loss mitigation efforts.

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

Years Ended December 31, 2022 and 2021

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, for the years ended December 31, 2022 and 2021. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial results relate primarily to corporate level transactions and adjustments related to transactions recorded at the reportable segment level which use methods other than generally accepted accounting principles.

	Year Ended December 31,
	2022	2021	% Change
	(in thousands)
Revenues
Housekeeping	$795,687	$821,329	(3.1)%
Dietary	894,489	820,630	9.0%
Consolidated	$1,690,176	$1,641,959	2.9%

Costs of services provided
Housekeeping	$722,591	$741,949	(2.6)%
Dietary	865,424	774,872	11.7%
Corporate and eliminations	(91,679)	(101,739)	(9.9)%
Consolidated	$1,496,336	$1,415,082	5.7%

Selling, general and administrative expense
Corporate and eliminations	$140,344	$173,108	(18.9)%

Investment and other income, net
Corporate	$(5,427)	$9,439	(157.5)%

Interest expense
Corporate	$(2,987)	$(1,385)	115.7%

Income (loss) before income taxes
Housekeeping	$73,096	$79,380	(7.9)%
Dietary	29,065	45,758	(36.5)%
Corporate and eliminations	(57,079)	(63,315)	(9.8)%
Consolidated	$45,082	$61,823	(27.1)%

Income taxes
Corporate	$10,452	$15,960	(34.5)%

Revenues

Consolidated

Consolidated revenues increased 2.9% to $1.7 billion for the year ended December 31, 2022 compared to the corresponding period in 2021 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping revenues decreased 3.1% while Dietary revenues increased 9.0% during the year ended December 31, 2022 compared to the corresponding period in 2021. Housekeeping revenues declined due to fewer facilities serviced, while Dietary revenue increased primarily due to negotiated price increases with customers, dining facility additions and growth through a prior year acquisition. Additionally, during the year ended December 31, 2022, the Company modified its service agreement with one operator which resulted in the recognition of a $10.0 million reduction to revenues. Such reduction reduced Housekeeping revenues by $2.3 million and Dietary revenues by $7.7 million.

Revenue for the year ended December 31, 2022 included $1.4 million of COVID-19 supplemental billings, as compared to $5.7 million of COVID-19 supplemental billings for the year ended December 31, 2021, primarily related to employee pay premiums passed through to customers.

Costs of services provided

Consolidated

Consolidated costs of services provided increased 5.7% to $1.5 billion for the year ended December 31, 2022 compared to the corresponding period in 2021.

The following table provides a comparison of key indicators we consider when managing the consolidated costs of services provided:

	Year Ended December 31,
Costs of Services Provided - Key Indicators as a % of Consolidated Revenue	2022	2021	Change
Bad debt provision	1.9%	0.6%	1.3%
Self-insurance costs	1.9%	3.0%	(1.1)%
The increase to bad debt provision includes a change in the credit risk profile of one customer that entered into receivership during 2022. The impact of such receivership resulted in an approximate $7.1 million increase to our bad debt provision. In addition, bad debt provision increased due to the increase in outstanding accounts receivable and aged receivables during the year ended December 31, 2022.

The decrease in our self-insurance costs as a percentage of consolidated revenue was primarily impacted by a favorable $9.8 million adjustment to our self-insurance liability during 2022 after considering our updated actuarial estimates for projected incurred losses on past claims. Such estimates declined in 2022 due to favorable claim experience and loss mitigation efforts.

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues, increased to 90.8% for the year ended December 31, 2022 from 90.3% in the corresponding period in 2021. Costs of services provided for Dietary, as a percentage of Dietary revenues, increased to 96.8% for the year ended December 31, 2022 from 94.4% in the corresponding period in 2021.

The following table provides a comparison of the key indicators we consider when managing costs of services provided at the segment level, as a percentage of the respective segment’s revenues:

	Year Ended December 31,
Costs of Services Provided - Key Indicators as a % of Segment Revenue	2022	2021	Change
Housekeeping labor and other labor-related costs	81.4%	80.9%	0.5%
Housekeeping supplies	6.8%	6.5%	0.3%
Dietary labor and other labor-related costs	61.5%	64.0%	(2.5)%
Dietary supplies	32.0%	27.9%	4.1%

Variations within these key indicators relate to the provision of services at new facilities and changes in the mix of customers for whom we provide supplies or do not provide supplies. Management focuses on building efficiencies and managing labor and other costs at the facility level, as well as managing supply chain costs, for new and existing facilities. The increase in dietary supplies spend as a percentage of dietary revenues was driven by increases to our menu costs, which are dependent on commodity pricing factors, during 2022.

Consolidated Selling, General and Administrative Expense

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under our deferred compensation liability. These investments represent the amounts held on behalf of the participating employees as changes in the value of these investments affect the amount of our deferred compensation liability. Losses on the plan investments during the year ended December 31, 2022 decreased our total selling, general and administrative expense for the period whereas gains on plan investments during the year ended 2021 increased our total selling, general and administrative expense.

Excluding the change in the deferred compensation plan described above, consolidated selling, general and administrative expense decreased $16.9 million or 10.2% for the year ended December 31, 2022 compared to the corresponding period in 2021. The decrease was primarily driven by decreases in legal and professional fees in 2022 compared to the comparable period due to the resolution of the previously disclosed SEC legal matter in 2021.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative expense excluding change in deferred compensation liability	$149,522	$166,432	$(16,910)	(10.2)%
(Loss) gain on deferred compensation plan investments	(9,178)	6,676	(15,854)	(237.5)%
Selling, general and administrative expense	$140,344	$173,108	$(32,764)	(18.9)%

Consolidated Investment and Interest Income, net

Investment and other income decreased to an expense of $5.4 million for the year ended December 31, 2022 compared to income of $9.4 million for the corresponding 2021 period, primarily due to market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan.

Consolidated Interest Expense

Consolidated interest expense increased 115.7% to $3.0 million for the year ended December 31, 2022 compared to $1.4 million for the corresponding 2021 period, primarily due to higher balances outstanding on the Line of Credit throughout the year.

Consolidated Income Taxes

Our effective tax rate was 23.2% for the year ended December 31, 2022 compared to 25.8% in 2021. The decrease to our 2022 tax rate compared to the corresponding 2021 period was primarily impacted by the tax effect of our settlement with the SEC to resolve its investigation raising the effective tax rate in 2021.

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

Accrued Insurance Claims

We have a Paid Loss Retrospective Insurance Plan for general liability, workers’ compensation insurance and other self-insurance programs, which comprise approximately 30.4% of our liabilities at December 31, 2022. Under our insurance plans predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost. Our accounting for this plan utilizes current valuations from a third party actuary, which include assumptions based on data such as historical claims and pay-out experience, demographic factors, industry trends, severity factors, and other actuarial calculations. In the event that our claims experience and/or industry trends result in an unfavorable change in our assumptions or outcomes, it would have an adverse effect on our results of operations and financial condition. Recently, our claims experiences have been favorable, as a result of our ongoing initiative to promote safety and accident prevention in the workplace, as well as proactive management of workers’ compensation claims.

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

A summary of the changes in our total self-insurance liability is as follows:

	2022	2021	2020
	(in thousands)
Accrued insurance claims - January 1,	$89,394	$82,428	$87,622
Claim payments	(25,175)	(29,061)	(30,828)
Reserve accruals:
Current year accruals	34,293	35,830	39,638
Changes to the provision for prior year claims	(9,805)	197	(14,004)
Change in accrued insurance claims	(687)	6,966	(5,194)
Accrued insurance claims - December 31,	$88,707	$89,394	$82,428

Liquidity and Capital Resources

At December 31, 2022, we had cash, cash equivalents and marketable securities of $121.5 million and working capital of $330.0 million, compared to December 31, 2021 cash, cash equivalents and marketable securities of $185.2 million and working capital of $355.3 million. Our current ratio was 2.8 to 1 at December 31, 2022 and 2.9 to 1 at December 31, 2021. Marketable securities represent fixed income investments that are highly liquid and can be readily purchased or sold through established markets. Such securities are held by HCSG Insurance to satisfy capital requirements of the state regulator related to captive insurance companies.

For the years ended December 31, 2022, 2021, and 2020 our cash flows were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash (used in) provided by operating activities	$(8,167)	$37,108	$217,213
Net cash provided by (used in) investing activities	$2,580	$(22,990)	$(36,845)
Net cash used in financing activities	$(38,928)	$(82,654)	$(68,367)

Operating Activities

Our primary sources of cash from operating activities are the revenues generated from our Housekeeping and Dietary services. Our primary uses of cash from operating activities are the funding of our payroll and other personnel-related costs, as well as the costs of supplies used in providing our services. For the year ended December 31, 2022 cash flow from operations included a $11.2 million decrease in net income compared to 2021, a payment of $24.4 million for payroll taxes previously deferred under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and a $78.7 million increase in outstanding accounts and notes receivable. Such activity, along with the timing of cash payments, are the primary drivers of the period-over-period changes in net cash provided by operating activities.

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

Financing Activities

The primary use of cash for financing activities is the payment of dividends. During 2022, we paid regular quarterly cash dividends to shareholders totaling $63.4 million as follows:

	Quarter Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
	(amounts in thousands, except per share data)
Cash dividend per common share	$0.21500	$0.21375	$0.21250	$0.21125
Total cash dividends paid	$15,984	$15,890	$15,796	$15,703
Record date	November 18, 2022	August 19, 2022	May 20, 2022	February 25, 2022
Payment date	December 22, 2022	September 23, 2022	June 24, 2022	March 25, 2022

On February 14, 2023, our Board of Directors authorized the repurchase of up to 7.5 million outstanding shares and suspended the quarterly dividend issued on common stock as part of our overall capital rebalancing strategy. In connection with the establishment of our dividend policy, we adopted a Dividend Reinvestment Plan in 2003.

The primary source of cash from financing activities is the net borrowings under our bank line of credit. We borrow for general corporate purposes as needed throughout the year.

We remain authorized to repurchase 0.6 million shares of our Common Stock pursuant to previous Board of Directors’ authorization. During the years ended December 31, 2022 and 2021, we repurchased our Common Stock as part of the dividend reinvestment related to treasury shares held within the Deferred Compensation Plan.

During the year ended December 31, 2021, we entered into the Plan. The Plan was adopted under the safe harbor provided by Rule 10b5-1 and Rule 10b-18 of the Exchange Act, in order to assist the Company in implementing its share repurchase plans. Pursuant to the Company’s share repurchase program and as authorized by the Board of Directors on March 12, 2021, we purchased 1.0 million shares of the Company’s Common Stock during the year ended December 31, 2021 for a total cost of $21.5 million inclusive of transaction costs. No such repurchases of Common Stock were completed under the Plan during 2022.

Contractual Obligations

Our future contractual obligations and commitments at December 31, 2022 primarily consist of minimum lease payments on our operating lease agreements as discussed within Note 9 — Lease Commitments. As of December 31, 2022, the Company had no other material minimum purchase or capital expenditure commitments pertaining to our daily operations or existing financing arrangements.

Line of Credit

At December 31, 2022, we had a $300 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a floating rate, based on our leverage ratio, and starting at the Term Secured Overnight Financing Rate (“SOFR”) rate plus 165 basis points. The Company’s line of credit was amended on November 22, 2022 to, among other things, provide for a five-year unsecured revolving loan facility in the aggregate amount of $300 million with, at the Company’s option, the ability to increase the revolving loan commitments to an aggregate amount not to exceed $500 million and to change the benchmark rate from the London Interbank Offered Rate (“LIBOR”) to SOFR. At December 31, 2022, we borrowed $25.0 million under the line of credit.

The line of credit requires us to satisfy two financial covenants. The covenants and their respective status at December 31, 2022 were as follows:

Covenant Descriptions and Requirements	As of December 31, 2022
Funded debt [1] to EBITDA [2] ratio: less than 3.50 to 1.00	1.19
EBITDA[2] to Interest Expense ratio: not less than 3.00 to 1.00	22.36
1.All indebtedness for borrowed money including, but not limited to, reimbursement obligations in respect of letters of credit and guarantees of any such indebtedness.
2.Net income plus interest expense, income tax expense, depreciation, amortization, share compensation expense and extraordinary non-recurring losses/gains.

As noted above, we were in compliance with our financial covenants at December 31, 2022 and we expect to remain in compliance. The line of credit expires on November 22, 2027. We believe that our existing capacity under the line of credit and our history of favorable operating cash flows provide adequate liquidity to fund our operations for the next twelve months following the date of this report, inclusive of the potential impact of COVID-19.

At December 31, 2022, we also had outstanding $81.0 million in irrevocable standby letters of credit, which relate to payment obligations under our insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $81.0 million to $194.0 million at December 31, 2022. During the fourth quarter of 2022, the letters of credit were renewed and expire on January 4, 2024.

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

In order to provide for collections issues and the general risk associated with the granting of credit terms, we recorded a bad debt provision (in an Allowance for Doubtful Accounts) of $32.0 million, $10.5 million and $9.6 million in the years ended December 31, 2022, 2021 and 2020, respectively. As a percentage of total revenues, these provisions represented approximately 1.9%, 0.6% and 0.5% for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new customers obtained. Such capital expenditures primarily consist of housekeeping and food service equipment purchases, laundry and linen equipment installations, computer hardware and software, and furniture and fixtures. Our capital expenditures totaled $5.2 million in 2022. Although we have no specific material commitments for capital expenditures through the end of calendar year 2023, we estimate that for 2023 we will have capital expenditures of approximately $4.0 million to $6.0 million.

Although there can be no assurance, we believe that our cash from operations, existing cash and cash equivalents balance and credit line will be adequate for the foreseeable future to satisfy the needs of our operations and to fund our anticipated growth. However, should these sources not be sufficient, we would seek to obtain necessary capital from such sources as long-term debt or equity financing. In addition, there can be no assurance of the terms thereof and any subsequent equity financing sought may have dilutive effects on our current shareholders.

Material Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements other than our irrevocable standby letter of credit previously discussed.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

At December 31, 2022, we had $121.5 million in cash, cash equivalents and marketable securities. The fair value of all of our cash equivalents and marketable securities are determined based on “Level 1” or “Level 2” inputs, which are based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Item 8.   Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Healthcare Services Group, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Healthcare Services Group, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 17, 2023 expressed an unqualified opinion.

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

Allowance for Doubtful Accounts
As described further in notes 1 and 8 to the financial statements the Company records an allowance for doubtful accounts against its accounts and notes receivable balances under ASC 326 based on the future expected credit loss. This estimate is determined based on internally developed qualitative and quantitative factors derived from the aging and collection of receivables. We identified the estimates used to determine the allowance for doubtful accounts as a critical audit matter.

The principal considerations for our determination that the allowance for doubtful accounts is a critical audit matter includes the high degree of estimation uncertainty and judgment involved in determining the estimate. There is also a high degree of subjectivity in management's assessment of the reasonableness of the allowance for doubtful accounts, specifically the portion of the receivable expected to be collected, which requires a heightened level of auditor judgment in auditing the estimate. Further, variations in this estimate could have a significant impact on the recorded allowance.

Our audit procedures related to the allowance for doubtful accounts included the following, among others:

•We evaluated the appropriateness of management’s assessment and methodology of estimating the allowance for doubtful accounts.
•We tested the design and operating effectiveness of management’s controls over the allowance for doubtful accounts.
•We performed a historical lookback analysis for a sample of accounts and notes receivable balances within certain risk pools, examined current and historical collection rates, obtained legal documents and compared the historical loss rates against the estimated loss rates within the respective risk pools as of December 31, 2022.
•We performed an analysis of the changes in loss rates applied to each respective risk pool as of December 31, 2022, compared to December 31, 2021, and obtained corroborating evidence for any significant variances.
•We evaluated the reasonableness of certain adjustments recorded by management against the allowance for doubtful accounts by obtaining corroborating evidence.
•We tested the mathematical accuracy of management’s allowance for doubtful accounts calculation as of December 31, 2022, by recalculating the historical loss rates for each risk pool, as well as recalculating the aging of receivables.
•We sampled accounts and notes receivable and performed confirmation procedures, as well as obtained other corroborating evidence, to ensure the accuracy of these receivables utilized by management to calculate the allowance for doubtful accounts as of December 31, 2022.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 1992.

New York, New York
February 17, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Healthcare Services Group, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Healthcare Services Group, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 17, 2023 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

New York, New York
February 17, 2023

Healthcare Services Group, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of December 31,
	2022	2021
ASSETS:
Current assets:
Cash and cash equivalents	$26,279	$70,794
Marketable securities, at fair value	95,200	114,396
Accounts and notes receivable, less allowance for doubtful accounts of $70,192 and $59,271 as of December 31, 2022 and 2021, respectively	336,777	293,388
Inventories and supplies	21,164	26,015
Taxes receivable	6,629	8,813
Prepaid expenses and other assets	22,583	32,976
Total current assets	508,632	546,382
Property and equipment, net	22,975	28,102
Goodwill	75,529	74,755
Other intangible assets, less accumulated amortization of $32,738 and $27,879 as of December 31, 2022 and 2021, respectively	15,946	20,805
Notes receivable — long–term portion, less allowance for doubtful accounts of $3,273 and $6,312 as of December 31, 2022 and 2021, respectively	32,609	29,259
Deferred compensation funding, at fair value	33,493	46,691
Deferred tax asset	28,338	31,535
Other long-term assets	812	—
Total assets	$718,334	$777,529

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$68,296	$64,419
Accrued payroll and related taxes	42,704	68,664
Other accrued expenses	17,835	26,741
Borrowings under line of credit	25,000	—
Deferred compensation liability — short-term	1,618	6,991
Accrued insurance claims	23,166	24,310
Total current liabilities	178,619	191,125
Accrued insurance claims — long-term	65,541	65,084
Deferred compensation liability — long-term	33,764	46,888
Lease liability — long-term	8,097	11,299
Other long-term liabilities	6,141	10,456

Commitments and contingencies (Note 16)

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000 shares authorized; 76,161 and 76,009 shares issued, and 74,088 and 73,769 shares outstanding as of December 31, 2022 and 2021, respectively	762	760
Additional paid-in capital	302,304	294,124
Retained earnings	154,495	183,957
Accumulated other comprehensive (loss) income, net of taxes	(3,477)	4,000
Common stock in treasury, at cost, 2,073 and 2,240 shares as of December 31, 2022 and 2021, respectively	(27,912)	(30,164)
Total stockholders’ equity	$426,172	$452,677
Total liabilities and stockholders’ equity	$718,334	$777,529

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenues	$1,690,176	$1,641,959	$1,760,303
Operating costs and expenses:
Costs of services provided	1,496,336	1,415,082	1,492,317
Selling, general and administrative expense	140,344	173,108	150,778
Other (expense) income:
Investment and other (expense) income, net	(5,427)	9,439	13,352
Interest expense	(2,987)	(1,385)	(1,374)
Income before income taxes	45,082	61,823	129,186

Income tax provision	10,452	15,960	30,504
Net income	$34,630	$45,863	$98,682

Per share data:
Basic earnings per common share	$0.47	$0.61	$1.32
Diluted earnings per common share	$0.47	$0.61	$1.32

Weighted average number of common shares outstanding:
Basic	74,336	74,816	74,696
Diluted	74,351	74,962	74,785

Comprehensive income:
Net income	$34,630	$45,863	$98,682
Other comprehensive income:
Unrealized (loss) gain on available-for-sale marketable securities, net of taxes	(7,477)	(1,563)	2,644
Total comprehensive income	$27,153	$44,300	$101,326

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$34,630	$45,863	$98,682
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	15,316	14,667	14,268
Bad debt provision	31,969	10,483	9,636
Deferred income tax expense (benefit)	5,049	3,074	(5,893)
Share-based compensation expense	9,214	8,827	7,872
Amortization of premium on marketable securities	2,219	2,275	1,822
Unrealized loss (gain) on deferred compensation fund investments	9,422	(6,397)	(9,390)
Changes in fair value of other long-term liabilities	(2,353)	—	—
Loss on sale of assets	1,138	1,469	1,335
Changes in operating assets and liabilities:
Accounts and notes receivable	(78,707)	(37,185)	46,158
Inventories and supplies	4,851	5,599	4,931
Prepaid expenses and other assets	9,935	(12,250)	(756)
Deferred compensation funding	3,913	6,661	(52)
Accounts payable and other accrued expenses	(13,748)	10,244	(7,250)
Accrued payroll, accrued and withheld payroll taxes	(24,388)	(22,189)	59,527
Income taxes receivable / payable	2,184	(8,420)	(8,075)
Accrued insurance claims	(687)	6,966	(5,194)
Deferred compensation liability	(18,124)	7,421	9,592
Net cash (used in) provided by operating activities	(8,167)	37,108	217,213
Cash flows from investing activities:
Disposals of fixed assets	393	211	274
Additions to property and equipment	(5,210)	(5,687)	(4,341)
Purchases of marketable securities	(2,875)	(20,335)	(39,047)
Sales of marketable securities	10,386	26,697	6,269
Cash paid for acquisitions	(114)	(23,876)	—
Net cash provided by (used in) investing activities	2,580	(22,990)	(36,845)
Cash flows from financing activities:
Dividends paid	(63,373)	(62,226)	(60,705)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	106	92	93
Proceeds from the exercise of stock options	410	2,425	2,920
Purchases of treasury stock	—	(21,535)	—
Short-term borrowings, net of repayments	25,000	—	(10,000)
Payments of statutory withholding on net issuance of restricted stock units	(1,071)	(1,410)	(675)
Net cash used in financing activities	(38,928)	(82,654)	(68,367)
Net change in cash and cash equivalents	(44,515)	(68,536)	112,001
Cash and cash equivalents at beginning of the period	70,794	139,330	27,329
Cash and cash equivalents at end of the period	$26,279	$70,794	$139,330
Supplementary cash flow information:
Cash paid for interest	$2,822	$1,385	$1,374
Cash paid for income taxes	$3,309	$21,233	$44,865
Accrued variable consideration for acquisition of businesses	$—	$10,456	$—
See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), net of Taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2019	75,557	$756	$270,614	$2,919	$195,455	$(9,439)	$460,305
Adjustment to adopt credit-loss guidance, net of tax[1]	—	—	—	—	(32,099)	—	(32,099)
Balance, January 1, 2020	75,557	$756	$270,614	$2,919	$163,356	$(9,439)	$428,206
Comprehensive income:
Net income for the period	—	—	—	—	98,682	—	98,682
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	2,644	—	—	2,644
Comprehensive income for the period							$101,326
Exercise of stock options and other share-based compensation, net of shares tendered for payment	235	2	2,918	—	—	—	2,920
Payment of statutory withholding on issuance of restricted stock and restricted stock units	—	—	(675)	—	—	—	(675)
Share-based expense	—	—	7,329	—	—	—	7,329
Treasury shares issued for Deferred Compensation Plan funding	—	—	438	—	—	(53)	385
Shares issued pursuant to Employee Stock Plan	—	—	1,329	—	—	506	1,835
Dividends paid and accrued, $0.82 per share	—	—	—	—	(61,145)	—	(61,145)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	66	—	—	27	93
Other	6	—	187	—	—	—	187
Balance, December 31, 2020	75,798	758	282,206	5,563	200,893	(8,959)	$480,461
Comprehensive income:
Net income for the period	—	—	—	—	45,863	—	45,863
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(1,563)	—	—	(1,563)
Comprehensive income for the period							$44,300
Exercise of stock options and other share-based compensation, net of shares tendered for payment	207	2	2,423	—	—	—	2,425
Payment of statutory withholding on issuance of restricted stock and restricted stock units	—	—	(1,410)	—	—	—	(1,410)
Share-based expense	—	—	8,600	—	—	—	8,600
Purchases of treasury stock	—	—	—	—	—	(21,535)	(21,535)
Treasury shares issued for Deferred Compensation Plan funding	—	—	574	—	—	(206)	368
Shares issued pursuant to Employee Stock Plan	—	—	1,554	—	—	498	2,052
Dividends paid and accrued, $0.84 per share	—	—	—	—	(62,799)	—	(62,799)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	54	—	—	38	92
Other	4	—	123	—	—	—	123
Balance, December 31, 2021	76,009	$760	$294,124	$4,000	$183,957	$(30,164)	$452,677
Comprehensive income:
Net income for the period	—	—	—	—	34,630	—	34,630
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(7,477)	—	—	(7,477)
Comprehensive income for the period							$27,153
Exercise of stock options and other share-based compensation, net of shares tendered for payment	148	2	408	—	—	—	410
Payment of statutory withholding on issuance of restricted stock units	—	—	(1,071)	—	—	—	(1,071)
Share-based expense	—	—	9,044	—	—	—	9,044
Treasury shares issued for Deferred Compensation Plan funding	—	—	(634)	—	—	1,008	374
Shares issued pursuant to Employee Stock Plan	—	—	368	—	—	1,144	1,512
Dividends paid and accrued, $0.86 per share	—	—	—	—	(64,092)	—	(64,092)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	6	—	—	100	106
Other	4	—	59	—	—	—	59
Balance, December 31, 2022	76,161	$762	$302,304	$(3,477)	$154,495	$(27,912)	$426,172
1 See Note 8 — Allowance for Doubtful Accounts herein regarding the adopted credit-loss guidance.
See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2022, 2021 and 2020

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

Investments in Marketable Securities

Marketable securities are defined as fixed income investments which are highly liquid and can be readily purchased or sold through established markets. As of December 31, 2022 and 2021, the Company had marketable securities of $95.2 million and $114.4 million, respectively, comprised primarily of tax-exempt municipal bonds. These investments are accounted for as available-for-sale securities and are reported at fair value on the Company's Consolidated Balance Sheets. For the years ended December 31, 2022 and 2021, $7.5 million and $1.6 million of unrealized losses related to these investments were recorded in other comprehensive income, respectively. For the year ended December 31, 2020, $2.6 million of unrealized gains related to these marketable securities were recorded in other comprehensive income. Unrealized gains and losses are recorded net of income taxes.

These assets are available for future needs under the Company’s self-insurance programs and are held by the Company’s wholly-owned captive insurance company subsidiary as required by state insurance regulations. The Company’s investment policy is intended to manage the assets to achieve the goals of preserving principal, maintaining adequate liquidity at all times, and maximizing returns subject to investment guidelines. The investment policy limits investment to certain types of instruments issued by institutions primarily with investment grade credit ratings and places restrictions on concentration by type and issuer.

The Company periodically reviews the investments in marketable securities for credit impairment when an investment’s fair value declines below the amortized cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of December 31, 2022, management believes that the recorded value of the Company’s investments in marketable securities was recoverable in all material respects. See Note 6 — Fair Value Measurements for credit impairment considerations.

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

Notes receivable are initially recorded when accounts receivable are transferred into a promissory note and are recorded as an alternative to accounts receivable to memorialize an unqualified promise to pay a specific sum, typically with interest, in accordance with a defined payment schedule. The Company’s payment terms with customers on promissory notes can vary based on several factors and the circumstances of each promissory note, however typically promissory notes mature over a 1 to 4 year period. Similar to accounts receivable, each reporting period the Company evaluates the collectability of outstanding notes receivable balances and records an allowance for doubtful accounts representing an estimate of future expected credit losses.

Refer to Note 7 — Accounts and Notes Receivable herein for further information.

Allowance for Doubtful Accounts

The Company estimates the allowance for doubtful accounts using an expected loss model prepared in accordance with the FASB Accounting Standards Codification subtopic 326 Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). ASC 326 requires the Company to estimate the lifetime expected credit losses on accounts receivable and notes receivable and to record an allowance to offset the receivables at the time when the transactions are recorded. Modeling is prepared after considering historical experience, current conditions, and reasonable and supportable economic forecasts to estimate lifetime expected credit losses.

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

Leases

The Company records assets and liabilities on the balance sheet to recognize the rights and obligations arising from leasing arrangements with contractual terms greater than 12 months, as permitted by U.S. GAAP. A leasing arrangement includes any contract which entitles the Company to the right of use of an identified tangible asset where there are no restrictions as to the direct of use of the asset, and the Company obtains substantially all of the economic benefits from the right of use. As of the years ended December 31, 2022 and 2021, the Company was only the lessee of operating lease arrangements.
Refer to Note 9 — Lease Commitments herein for further information.

Property and Equipment, Net

Property and equipment, with the exception of those pertaining to leases, are stated at cost, net of accumulated depreciation. Additions, renewals and improvements are capitalized, while maintenance and repair costs are expensed when incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in income. Depreciation is recorded using the straight-line method over the following estimated useful lives: Housekeeping and Dietary equipment — 3 to 5 years; computer hardware and software — 3 to 5 years; and other, consisting of furniture and fixtures, leasehold improvements and vehicles — 5 to 10 years. Depreciation expense on property and equipment for the years ended December 31, 2022, 2021 and 2020 was $10.5 million, $10.3 million and $10.1 million, respectively.

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

Uncertain income tax positions taken or expected to be taken in tax returns are reflected within the Company’s Consolidated Financial Statements based on a recognition and measurement process.

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

Advertising Costs

Advertising costs are expensed when incurred. Advertising costs were not material for the years ended December 31, 2022, 2021 and 2020.

Impairment of Long-Lived Assets

The carrying amounts of long-lived assets are periodically reviewed to determine whether current events or circumstances warrant adjustment to such carrying amounts. Any impairment would be measured as the amount that the carrying value of such assets exceeds their fair value, primarily based on estimated undiscounted cash flows. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell. No impairment loss was recognized on the Company’s long-lived assets during the years ended December 31, 2022, 2021 or 2020.

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets are amortized on a straight-line basis over their respective lives. Goodwill represents the excess of cost over the fair value of net assets of acquired businesses. Management reviews the carrying value of goodwill annually during the fourth quarter to assess for impairment on a reporting unit basis, or more often if events or circumstances indicate that the carrying value may exceed its estimated fair value. No impairment loss was recognized on the Company's intangible assets or goodwill during the years ended December 31, 2022, 2021 or 2020.

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains or losses on the subsequent reissuance of shares are credited or charged to additional paid-in capital.

Concentrations of Credit Risk

The Company’s financial instruments that are subject to credit risk are cash and cash equivalents, marketable securities, deferred compensation funding and accounts and notes receivable. At December 31, 2022 and 2021, the majority of the Company’s cash and cash equivalents and marketable securities were held in one large financial institution located in the United States. The Company’s marketable securities are fixed income investments which are highly liquid and can be readily purchased or sold through established markets.

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

Significant Customers

For the years ended December 31, 2022, 2021 and 2020, Genesis Healthcare, Inc. (“Genesis”) accounted for $169.1 million or 10.0%, $177.1 million or 10.8% and $258.7 million or 14.7% of the Company’s consolidated revenues, respectively. Genesis commenced a restructuring effort in 2020 that continued in 2022. As part of Genesis’ restructuring effort, during 2021, the Company and Genesis reached an agreement in principle to modify pricing through December 2021 (at which time the original pricing terms resumed) and payment terms through December 2022, at which point the original payment terms would resume. The agreement was executed in 2022. Genesis remains largely compliant with the terms of the agreement as the parties continue discussions regarding a long-term contract structure. As of December 31, 2022, the Company had outstanding accounts receivable and notes receivable of $36.2 million and $20.4 million, respectively, from Genesis. Although the Company expects to continue its relationship with Genesis, there can be no assurance thereof. Revenues generated from Genesis were included in both operating segments previously mentioned. Any extended discontinuance of revenues, or significant reduction, from this customer could, if not replaced, have a material impact on our operations. In addition, if Genesis fails to abide by current payment terms it could increase our accounts receivable balance and have a material adverse effect on our financial condition, results of operations, and cash flows. No other single customer or customer group represented more than 10% of consolidated revenues for the years ended December 31, 2022, 2021 and 2020.

Recent Accounting Pronouncements

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

Housekeeping

Housekeeping accounted for $795.7 million, $821.3 million and $895.3 million of the Company’s consolidated revenues for the years ended December 31, 2022, 2021 and 2020, respectively. The Housekeeping services include managing customers’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the customers’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the customers’ facilities. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

Dietary

Dietary services accounted for $894.5 million, $820.6 million and $865.0 million of the Company’s consolidated revenues for the years ended December 31, 2022, 2021 and 2020, respectively. Dietary services consist of managing customers’ dietary departments which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support provided by a District Manager specializing in dietary services. The Company also offers clinical consulting services to facilities which if contracted is a service bundled within the monthly service provided to customers. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate dietitian services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

Revenue Recognition

The Company’s revenues are derived from contracts with customers. The Company recognizes revenue to depict the transfer of promised goods and services to customers in amounts that reflect the consideration to which the Company is entitled in exchange for those goods and services. The Company’s costs of obtaining contracts are not material.

The Company performs services and provides goods in accordance with its contracts with its customers. Such contracts typically provide for a renewable one year service term, cancellable by either party upon 30 to 90 days’ notice, after an initial period of 60 to 120 days. A performance obligation is the unit of account under ASC 606 and is defined as a promise in a contract to transfer a distinct good or service to the customer. The Company’s Housekeeping and Dietary contracts relate to the provision of bundles of goods, services or both, which represent a series of distinct goods and services that are substantially the same and that have the same pattern of transfer to the customer. The Company accounts for the series as a single performance obligation satisfied over time, as the customer simultaneously receives and consumes the benefits of the goods and services provided. Revenue is recognized using the output method, which is based upon the delivery of goods and services to the customers’ facilities. In limited cases, the Company provides goods, services or both, before the execution of a written contract. In these cases, the Company defers the recognition of revenue until a contract is executed. The amount of such deferred revenue was $0.3 million and $0.1 million as of December 31, 2022 and 2021. Additionally, substantially all such revenue amounts deferred as of December 31, 2021 were subsequently recognized as revenue during the year ended December 31, 2022.

The transaction price is the amount of consideration to which the Company is entitled in exchange for transferring promised goods or services to its customers. The transaction price does not include taxes assessed or collected. The Company’s contracts detail the fees that the Company charges for the goods and services it provides. For certain contracts which contain a variable component to the transaction price, the Company is required to make estimates of the amount of consideration to which the Company will be entitled, based on variability in resident and patient populations serviced, product usage or quantities consumed. The Company recognizes revenue related to such estimates only when the Company determines that there will not be a significant reversal in the amount of revenue recognized. During the year ended December 31, 2022 the Company recognized a $10.0 million reduction to revenues related to a contract modification. The Company’s contracts generally do not contain significant financing components, as payment terms are less than one year.

The Company allocates the transaction price to each performance obligation, noting that the bundle of goods, services or goods and services provided under each Housekeeping and Dietary contract represents a single performance obligation that is satisfied over time. The Company recognizes the related revenue when it satisfies the performance obligation by transferring a bundle of promised goods, services or both to a customer. Such recognition is on a monthly or weekly basis, as goods are provided and services are performed. In some cases, the Company requires customers to pay in advance for goods and services to be provided. As of December 31, 2022 and 2021, the value of the contract liabilities associated with customer prepayments was $3.1 million and $2.5 million, respectively. Additionally, all such revenue amounts deferred as of December 31, 2021 were subsequently recognized as revenue during the year ended December 31, 2022.

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

At December 31, 2022, the Company had $120.3 million related to performance obligations that were unsatisfied or partially unsatisfied for which the Company expects to recognize revenue. The Company expects to recognize revenue on approximately 85.7% of the remaining performance obligations over the next 12 months, with the balance to be recognized thereafter. These amounts exclude variable consideration primarily related to performance obligations that consists of a series of distinct service periods with revenues based on future performance that cannot be estimated at contract inception. The Company also has elected to apply the practical expedient that permits exclusion of information about the remaining performance obligations with original expected durations of one year or less.

Note 3 — Changes in Accumulated Other Comprehensive Income by Component

For the years ended December 31, 2022, 2021 and 2020, the Company’s accumulated other comprehensive income consisted of unrealized gains and losses from the Company’s available-for-sale marketable securities. The following tables provide a summary of the changes in accumulated other comprehensive income, net of taxes:

	Unrealized Gains and (Losses) on Available-for-Sale Securities[1]
	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Accumulated other comprehensive income — beginning balance	$4,000	$5,563	$2,919
Other comprehensive (loss) income before reclassifications	(7,505)	(1,522)	2,557
Losses (gains) reclassified from other comprehensive income[2]	28	(41)	87
Net current period other comprehensive (loss) income[3]	(7,477)	(1,563)	2,644
Accumulated other comprehensive income — ending balance	$(3,477)	$4,000	$5,563
1.All amounts are net of tax.
2.Realized gains and losses were recorded pre-tax under “Investment and other income” in the Consolidated Statements of Comprehensive Income. For the year ended December 31, 2022, the Company recorded less than $0.1 million of realized losses from the sale of available-for-sale securities. For the year ended December 31, 2021, the Company recorded $0.1 million of realized gains from the sale of available-for-sale securities. For the year ended December 31, 2020, the Company recorded $0.1 million of realized losses from the sale of available-for-sale securities. Refer to Note 6 — Fair Value Measurements herein for further information.
3.For the year ended December 31, 2022, the change in other comprehensive income was net of a tax benefit of $2.0 million. For the years ended December 31, 2021 and 2020, the changes in other comprehensive income were net of a tax benefit of $0.4 million and expense of $0.7 million, respectively.

	Amounts Reclassified from Accumulated Other Comprehensive Income
	2022	2021	2020
	(in thousands)
Year Ended December 31,
(Losses) gains from the sale of available-for-sale securities	$(37)	$55	$(114)
Tax (expense) benefit	9	(14)	27
Net (loss) gain reclassified from accumulated other comprehensive income	$(28)	$41	$(87)

Note 4 — Property and Equipment, Net

Property and equipment are recorded at cost. Depreciation is recorded over the estimated useful life of each class of depreciable asset, and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

The following table sets forth the amounts of property and equipment by each class of depreciable asset as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
	(in thousands)
Housekeeping and Dietary equipment	$13,585	$13,468
Computer hardware and software	6,086	5,880
Operating lease — right-of-use assets	34,445	33,217
Other[1]	1,055	1,736
Total property and equipment, at cost	55,171	54,301
Less accumulated depreciation	32,196	26,199
Total property and equipment, net	$22,975	$28,102
1.Includes furniture and fixtures, leasehold improvements and autos and trucks.

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $10.5 million, $10.3 million, and $10.1 million, respectively. Of the depreciation expense recorded for the years ended December 31, 2022, 2021 and 2020 $6.1 million, $6.4 million and $5.6 million related to the depreciation of the Company’s operating lease - right-of-use assets (“ROU Assets”), respectively.

Note 5 — Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses. Goodwill is not amortized but is evaluated for impairment on an annual basis or more frequently if impairment indicators arise. To date, the Company has not recognized an impairment of its goodwill.

The following table sets forth the amounts of goodwill by reportable segment, as described in Note 14 — Segment Information, as of December 31, 2022 and 2021:

	December 31, 2021	Acquisitions[1]	December 31, 2022
	(in thousands)
Housekeeping	$42,377	$—	$42,377
Dietary	32,378	774	33,152
Total Goodwill	$74,755	$774	$75,529
1.During the year ended December 31, 2022, the Company’s goodwill increased $0.7 million due to a measurement period adjustment pertaining to a prior period acquisition. The Company finalized the acquisition accounting for this transaction in 2022.

Intangible Assets

The Company’s other intangible assets were obtained through acquisitions and are recorded at their fair values at the date of acquisition. The following table sets forth the amounts of other intangible assets as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
	(in thousands)
Customer relationships	$45,634	$32,211	$13,423	$45,634	$27,704	$17,930
Trade names	1,731	191	1,540	1,731	55	1,676
Patents	1,086	232	854	1,086	95	991
Non-compete agreements	233	104	129	233	25	208
Total other intangible assets	$48,684	$32,738	$15,946	$48,684	$27,879	$20,805

No acquisitions occurred during the year ended December 31, 2022. Intangible assets with determinable useful lives are amortized on a straight-line basis over their estimated useful lives. The weighted-average amortization period of customer relationships, trade names, patents, and non-compete agreements are approximately 10 years, 13 years, 8 years, and 4 years, respectively.

The following table sets forth the estimated amortization expense for intangibles subject to amortization for 2023, the following four fiscal years and thereafter:

Period/Year	Total Amortization Expense
(in thousands)
2023	$3,819
2024	$2,685
2025	$2,685
2026	$2,666
2027	$1,196
Thereafter	$2,895
Total	$15,946

Amortization expense for the years ended December 31, 2022, 2021, and 2020 was $4.9 million, $4.4 million and $4.2 million, respectively.

Note 6 — Fair Value Measurements

The Company’s current assets and current liabilities are financial instruments and most of these items (other than marketable securities and inventories) are recorded at cost in the Company’s Consolidated Balance Sheets. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature. The carrying value of the Company’s line of credit represents the outstanding amount of the borrowings, which approximates fair value. The Company’s financial assets that are measured at fair value on a recurring basis are its marketable securities and deferred compensation funding. The recorded values of all of the financial instruments approximate their current fair values because of their nature, stated interest rates and respective maturity dates or durations. Inventories are measured at the lower of cost or net realizable value.

The Company’s marketable securities primarily consist of tax-exempt municipal bonds, which are classified as available-for-sale and are reported at fair value. Unrealized gains and losses associated with these investments are included in other comprehensive income (net of tax) within the Consolidated Statements of Comprehensive Income. The fair value of these marketable securities is classified within Level 2 of the fair value hierarchy, as these securities are measured using quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable. Such valuations are determined by a third-party pricing service. For the year ended December 31, 2022, the Company recorded unrealized losses, net of taxes of $7.5 million on marketable securities. For the years ended December 31, 2021 and 2020, the Company recorded unrealized losses, net of taxes of $1.6 million and unrealized gains, net of taxes of $2.6 million on marketable securities, respectively.

For the years ended December 31, 2022, 2021 and 2020, the Company received total proceeds, less the amount of interest received, of $10.4 million, $26.7 million and $6.3 million, respectively, from sales of available-for-sale municipal bonds. For both years ended December 31, 2022 and 2020, these sales each resulted in realized losses of less than $0.1 million, and realized gains of $0.1 million for the year ended December 31, 2021. Such gains and losses were recorded in “Investment and other income, net” in the Consolidated Statements of Comprehensive Income. The basis for the sale of these securities was the specific identification of each bond sold during the period.

The investments under the funded deferred compensation plan are accounted for as trading securities and unrealized gains or losses are included in earnings. The fair value of these investments, excluding amounts held in money market accounts, is determined based on quoted market prices (Level 1). The fair value of money market accounts is measured using quoted prices for identical or similar instruments in markets that are not active (Level 2). For the years ended December 31, 2022, 2021 and 2020, the Company recognized unrealized losses of $9.3 million and gains of $6.5 million and $9.5 million, respectively, related to equity securities still held at the respective reporting dates.

As part of a 2021 acquisition of a prepackaged meal manufacturer, the Company agreed to pay royalties to the seller on all future product sales. The Company recorded a liability of $10.6 million as of the acquisition date in 2021 for the expected future payments within "Other long-term liabilities" on the Consolidated Balance Sheets. The fair value of this liability is measured using forecasted sales models (Level 3). For the years ended December 31, 2022 and 2021, the Company recorded realized gains of $2.4 million and $0.1 million, respectively, within "Cost of services provided" in the Consolidated Statements of Comprehensive Income related to the subsequent measurement of the liability at each period end.

The following tables provide fair value measurement information for the Company’s marketable securities and deferred compensation fund investments as of December 31, 2022 and December 31, 2021:

	As of December 31, 2022
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$95,200	$95,200	$—	$95,200	$—

Deferred compensation fund
Money Market [1]	$2,420	$2,420	$—	$2,420	$—
Commodities	170	170	170	—	—
Fixed Income	3,571	3,571	3,571	—	—
International	4,093	4,093	4,093	—	—
Large Cap Blend	1,210	1,210	1,210	—	—
Large Cap Growth	11,064	11,064	11,064	—	—
Large Cap Value	6,133	6,133	6,133	—	—
Mid Cap Blend	2,667	2,667	2,667	—	—
Real Estate	359	359	359	—	—
Small Cap Blend	3,424	3,424	3,424	—	—
Deferred compensation fund[2]	$35,111	$35,111	$32,691	$2,420	$—

	As of December 31, 2021
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$114,396	$114,396	$—	$114,396	$—

Deferred compensation fund
Money Market [1]	$2,882	$2,882	$—	$2,882	$—
Balanced and Lifestyle	12,578	12,578	12,578	—	—
Large Cap Growth	20,358	20,358	20,358	—	—
Small Cap Growth	6,561	6,561	6,561	—	—
Fixed Income	4,826	4,826	4,826	—	—
International	2,299	2,299	2,299	—	—
Mid Cap Growth	4,179	4,179	4,179	—	—
Deferred compensation fund	$53,683	$53,683	$50,801	$2,882	$—

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
2.The deferred compensation fund carrying amounts and total fair value amounts as of December 31, 2022 and 2021 are inclusive of $1.6 million and $7.0 million of holdings expected to be paid to former employees within the next twelve months and were recorded under “Prepaid expenses and other assets” in the Company’s Consolidated Balance Sheets.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Other-than-temporary Impairments
	(in thousands)
December 31, 2022
Type of security:
Municipal bonds — available-for-sale	$99,601	$229	$(4,630)	$95,200	$—
Total debt securities	$99,601	$229	$(4,630)	$95,200	$—

December 31, 2021
Type of security:
Municipal bonds — available-for-sale	$109,331	$5,219	$(154)	$114,396	$—
Total debt securities	$109,331	$5,219	$(154)	$114,396	$—

December 31, 2020
Type of security:
Municipal bonds — available-for-sale	$117,970	$7,043	$(1)	$125,012	$—
Total debt securities	$117,970	$7,043	$(1)	$125,012	$—

The following table summarizes the contractual maturities of debt securities held at December 31, 2022 and December 31, 2021, which are classified as marketable securities in the Company’s Consolidated Balance Sheets:

	Municipal Bonds — Available-for-Sale
Contractual maturity:	December 31, 2022	December 31, 2021
	(in thousands)
Maturing in one year or less	$2,798	$5,606
Maturing in second year through fifth year	35,068	23,054
Maturing in sixth year through tenth year	38,575	52,180
Maturing after ten years	18,759	33,556
Total debt securities	$95,200	$114,396

Note 7 — Accounts and Notes Receivable

The Company’s accounts and notes receivable balances consisted of the following as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
	(in thousands)
Short-term
Accounts and notes receivable	$406,969	$352,659
Allowance for doubtful accounts	(70,192)	(59,271)
Total net short-term accounts and notes receivable	$336,777	$293,388
Long-term
Notes receivable	$35,882	$35,571
Allowance for doubtful accounts	(3,273)	(6,312)
Total net long-term notes receivable	$32,609	$29,259
Total net accounts and notes receivable	$369,386	$322,647

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

The guidance in ASC 326 permits entities to make an accounting policy election not to measure an estimate for credit losses on accrued interest if those entities write-off accrued interest deemed uncollectible in a timely manner. The Company follows an income recognition policy on all interest earned on notes receivable. Under such policy the Company accounts for all notes receivable on a non-accrual basis and defers the recognition of any interest income until receipt of cash payments. This policy was established considering the environment of the long-term care industry and not because such notes receivable are necessarily impaired. Accordingly, the Company does not record a credit loss adjustment for accrued interest. For the years ended December 31, 2022, 2021 and 2020, the Company recognized $1.1 million, $1.2 million and $1.7 million in interest income from notes receivables, respectively.

The following table presents the Company’s two tiers of notes receivable for the years ended December 31, 2022 and 2021, respectively, further disaggregated by year of origination, as well as write-off activity:

	Notes Receivable as of December 31, 2022
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
	(in thousands)
Notes Receivable
Standard notes receivable	$31,406	$10,887	$1,683	$208	$13	$21,982	$66,179
Elevated risk notes receivable	$—	$—	$—	$—	$—	$1,223	$1,223

Current-period gross write-offs	$1	$—	$51	$54	$—	$491	$597
Current-period recoveries	—	—	—	—	—	—	—
Current-period net write-offs	$1	$—	$51	$54	$—	$491	$597

	Notes Receivable as of December 31, 2021
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
	(in thousands)
Notes Receivable
Standard notes receivable	$16,558	$6,862	$401	$18,738	$21,288	$1,560	$65,407
Elevated risk notes receivable	$—	$—	$—	$—	$406	$1,374	$1,780

Current-period gross write-offs	$—	$—	$541	$489	$2,494	$—	$3,524
Current-period recoveries	—	—	(1)	—	—	(38)	(39)
Current-period net write-offs	$—	$—	$540	$489	$2,494	$(38)	$3,485

The following table provides information as to the status of payment on the Company’s gross notes receivable which were past due as of December 31, 2022 and 2021, respectively:

	Age Analysis of Past-Due Notes Receivable as of December 31, 2022
	0-90 Days	91 - 180 Days	Greater than 181 Days	Total
	(in thousands)
Notes Receivable
Standard notes receivable	$894	$263	$3,330	$4,487
Elevated risk notes receivable	—	—	1,223	1,223
	$894	$263	$4,553	$5,710

	Age Analysis of Past-Due Notes Receivable as of December 31, 2021
	0-90 Days	91 - 180 Days	Greater than 181 Days	Total
	(in thousands)
Notes Receivable
Standard notes receivable	$953	$5,676	$6,536	$13,165
Elevated risk notes receivable	—	—	1,780	1,780
	$953	$5,676	$8,316	$14,945

The following tables provide a summary of the changes in the Company’s allowance for doubtful accounts on a portfolio segment basis for the years ended December 31, 2022 and 2021, respectively:

	Allowance for doubtful accounts
Portfolio Segment:	December 31, 2021	Write-Offs/Adjustments[1]	Bad Debt Expense	December 31, 2022
	(in thousands)
Accounts receivable	$50,794	$(16,825)	$32,632	$66,601

Notes receivable
Standard notes receivable	$13,607	$(6,783)	$(772)	$6,052
Elevated risk notes receivable	1,183	(481)	109	811
Total notes receivable	$14,790	$(7,264)	$(663)	$6,863
Total accounts and notes receivable	$65,584	$(24,089)	$31,969	$73,464
1.Write-offs are shown net of recoveries. During the year ended December 31, 2022, the Company collected $0.3 million of accounts receivables that were recovered subsequent to being written-off. Adjustments include a reduction of $8.0 million of allowance for doubtful accounts which related to a contract modification during the year ended December 31, 2022.

	Allowance for doubtful accounts
Portfolio Segment:	December 31, 2020	Write-Offs/Adjustments[1]	Bad Debt Expense	December 31, 2021
	(in thousands)
Accounts receivable	$51,052	$(9,215)	$8,957	$50,794

Notes receivable
Standard notes receivable	$13,258	$(183)	$532	$13,607
Elevated risk notes receivable	3,491	(3,302)	994	1,183
Total notes receivable	$16,749	$(3,485)	$1,526	$14,790
Total accounts and notes receivable	$67,801	$(12,700)	$10,483	$65,584
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

Upon adopting ASC 842, the Company made accounting policy elections using practical expedients offered under the guidance to combine lease and non-lease components within leasing arrangements and to recognize the payments associated with short-term leases in earnings on a straight-line basis over the lease term, with the cost associated with variable lease payments recognized when incurred. These accounting policy elections impact the value of the Company’s ROU Assets and Lease Liabilities. The value of the Company’s ROU Assets is determined as the non-depreciated fair value of its leasing arrangements and is recorded to Property and Equipment, net on the Company’s Consolidated Balance Sheets. The value of the Company’s Lease Liabilities is the present value of fixed lease payments not yet paid, discounted using either the rate implicit in the lease contract if that rate can be determined, or the Company’s incremental borrowing rate (“IBR”). As of December 31, 2022 and 2021, the Company’s short-term portion of lease obligations were $5.3 million and $6.5 million, respectively, and are recorded in Other accrued expenses with the remaining balance recognized under the Lease liability — long-term portion caption on the Company’s Consolidated Balance Sheets. Any future lease payments that are not fixed based on the terms of the lease contract, or fluctuate based on a factor other than an index or rate, are considered variable lease payments and are not included in the value of the Company’s ROU Assets or Lease Liabilities. The Company’s IBR is determined as the rate of interest that the Company would incur to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

Components of lease expense are presented below for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Lease cost
Operating lease cost	$5,673	$6,210	$5,381
Short-term lease cost	1,265	747	738
Variable lease cost	857	973	464
Total lease cost	$7,795	$7,930	$6,583

Supplemental information is presented below for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022	2021	2020
	(dollar amounts in thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,385	$6,609	$5,690
ROU Assets obtained in exchange for lease obligations	$1,650	7,143	5,410
Weighted-average remaining lease term — operating leases	4.2 years	4.5 years	5.4 years
Weighted-average discount rate — operating leases	4.4%	4.2%	4.5%

During the years ended December 31, 2022 and 2021, the Company’s ROU Assets and Lease Liabilities were reduced by $1.7 million and $0.8 million, respectively due to lease cancellations.

The following is a schedule by calendar year of future minimum lease payments under operating leases that have remaining terms as of December 31, 2022:

Period/Year	Operating Leases
(in thousands)
2023	$5,267
2024	3,502
2025	1,714
2026	1,337
2027	1,363
Thereafter	1,505
Total minimum lease payments	$14,688
Less: imputed lease payments	1,317
Present value of lease liabilities	$13,371

Note 10 — Share-Based Compensation

The components of the Company’s share-based compensation expense for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Stock options	$1,253	$1,832	$2,134
Restricted stock, restricted stock units and deferred stock units	6,972	6,367	5,195
Performance stock units	819	401	—
Employee Stock Purchase Plan	170	227	543
Total pre-tax share-based compensation expense charged against income	$9,214	$8,827	$7,872

Total recognized tax deficiency related to share-based compensation	$(783)	$(217)	$(293)

The following table summarizes the components of share-based compensation expense included within the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Selling, general & administrative expense	$9,160	$8,767	$7,718
Costs of services provided	54	60	154
Total	$9,214	$8,827	$7,872

At December 31, 2022 and 2021, the unrecognized compensation cost related to unvested stock options and awards was $15.8 million and $17.5 million, respectively. The weighted average period over which these awards will vest was approximately 2.8 years as of December 31, 2022 and 2.6 years as of December 31, 2021.

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

As of December 31, 2022, there were 4.7 million shares of common stock reserved for issuance under the 2020 Plan, of which, 1.4 million are available for future grant. The amount of shares available for issuance under the 2020 Plan will increase when outstanding awards under the Company’s Second Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”) are subsequently forfeited, terminated, lapsed, or satisfied thereunder in cash or property other than shares. No stock award will have a term in excess of 10 years. The Nominating, Compensation and Stock Option Committee (the “NCSO”) of the Board of Directors is responsible for determining the terms of the grants in accordance with the 2020 Plan.

Stock Options

A summary of stock options outstanding under the 2020 Plan and the 2012 Plan as of December 31, 2022 and changes during 2022 are as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price
	(in thousands)
December 31, 2021	2,181	$33.42
Granted	352	$18.10
Exercised	(23)	$17.50
Forfeited	—	$—
Expired	(135)	$28.99
December 31, 2022	2,375	$31.56

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2022, 2021, and 2020 was $4.06, $7.01 and $4.66 per common share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $0.1 million, $0.7 million and $1.3 million, respectively. The total fair value of stock options vested during the years ended December 31, 2022, 2021 and 2020 were $1.8 million, $2.1 million and $2.6 million, respectively.

For the years ended December 31, 2022 and 2021, the tax deficiency realized from stock options exercised was immaterial. For the year ended December 31, 2020, the tax benefit realized from stock options exercised was $0.1 million.

The fair value of stock option awards granted in 2022, 2021 and 2020 were estimated on the dates of grant using the Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	1.5%	0.6%	1.8%
Weighted average expected life	6.7 years	6.6 years	6.6 years
Expected volatility	36.6%	34.7%	26.5%
Dividend yield	4.6%	2.9%	3.2%

The following table summarizes other information about the stock options at December 31, 2022:

December 31, 2022
(amounts in thousands, except per share data)
Outstanding:
Aggregate intrinsic value	$—
Weighted average remaining contractual life	4.8 years
Exercisable:
Number of options	1,619
Weighted average exercise price	$34.52
Aggregate intrinsic value	$—
Weighted average remaining contractual life	3.3 years

Restricted Stock Units

The fair value of outstanding restricted stock units and restricted stock was determined based on the market price of the shares on the date of grant. During the years ended December 31, 2022, 2021 and 2020 the Company granted 0.4 million, 0.3 million, and 0.3 million restricted stock units with weighted average grant date fair values of $18.06, $28.53, and $24.43 per unit, respectively.

During the years ended December 31, 2022, 2021 and 2020, the Company did not grant any restricted stock.

A summary of the outstanding restricted stock units and restricted stock as of December 31, 2021 and changes during the year ended December 31, 2022 is as follows:

	Restricted Stock Units and Restricted Stock
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2021	652	$31.03
Granted	410	$18.06
Vested	(184)	$33.68
Forfeited	(53)	$25.25
December 31, 2022	825	$24.37

The weighted average remaining vesting period for the unvested restricted stock units and restricted stock is 2.9 years.

The weighted average grant-date fair values and total fair values of restricted stock units and restricted stock vested during 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except per share data)
Weighted average grant-date fair value of restricted stock units granted	$18.06	$28.53	$24.43
Total fair value of restricted stock units and restricted shares vested	$3,307	$4,185	$2,287

Performance Stock Units

On January 4, 2022, the NCSO granted 60,000 Performance Stock Units (“PSUs”) to the Company’s executive officers. Such PSUs are contingent upon the achievement of certain total shareholder return (“TSR”) targets as compared to the TSR of the S&P 400 MidCap Index and the participant’s continued employment with the Company for the three year period ending December 31, 2024, the date at which such awards vest. The unrecognized share-based compensation cost of the TSR-based PSU awards at December 31, 2022 is $1.2 million and is expected to be recognized over a weighted-average period of 1.8 years.

A summary of the outstanding PSUs as of December 31, 2021 and changes during the year ended December 31, 2022 is as follows:

	Performance Stock Units
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2021	35	$34.52
Granted	60	$21.00
Vested	—	$—
Forfeited	—	$—
December 31, 2022	95	$26.01

Deferred Stock Units

On June 4, 2022, the NCSO granted an aggregate of 20,000 Deferred Stock Units (“DSUs”) to the Company’s non-employee directors. Each DSU award vests in one year. Once vested, the recipient shall be entitled to receive a lump sum payment of a number of shares equal to the total number of DSUs issued to such recipient upon the first to occur of (i) the five year anniversary of the date of grant, (ii) the recipient’s death, disability or separation of service from the Board, or (iii) a change of control (as defined by the 2020 Plan). The unrecognized share-based compensation cost of the DSU awards at December 31, 2022 is $0.1 million and is expected to be recognized over a weighted-average period of 0.4 years.

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

Under the ESPP, the Company is authorized to issue up to 4.1 million shares of its common stock to its employees. Pursuant to such authorization, there are 1.9 million shares available for future grant at December 31, 2022. Under the terms of the ESPP, participants may contribute through payroll deductions up to $21,250 (85% of IRS limitation) of their compensation toward the purchase of the Company’s common stock. No employee may purchase common stock which exceeds $25,000 in fair market value (determined on the option date) for each calendar year. The option price per share is equal to the lower of 85% of the fair market price on the first day of the offering period, or 85% of the fair market price on the last day of the offering period.

The following table summarizes information about the Company’s ESPP annual offerings for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except per share data)
Common shares purchased	95	85	73
Per common share purchase price	$10.20	$15.12	$20.67

The expense associated with the options granted under the ESPP during the year ended December 31, 2022 and 2021 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

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

Under the SERP, the Company is authorized to issue 1.0 million shares of its common stock to its employees. Pursuant to such authorization, the Company has 0.3 million shares available for future grant at December 31, 2022. At the time of issuance, such shares are accounted for at cost as treasury stock. At December 31, 2022, approximately 0.3 million of such shares are vested and remain in the respective active participants’ accounts with the trustee.

The following table summarizes information about the SERP during the plan years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
SERP expense [1]	$486	$531	$512
Treasury shares issued to fund SERP expense[2]	40	30	18
Year end SERP trust account balance[3]	$35,111	$59,086	$54,729
Unrealized (loss) gain recorded in SERP liability account	$(9,178)	$6,676	$9,200
1.Both the SERP match and the deferrals are included in the selling, general and administrative caption in the Consolidated Statements of Comprehensive Income.
2.Shares related to the SERP match for each year are funded at the beginning of the subsequent year.
3.SERP trust account investments are recorded at their fair value which is based on quoted market prices. Differences between such amounts in the table above and the deferred compensation funding asset reported on the Company’s Consolidated Balance Sheets represent the value of Company common stock held in the Plan participants’ trust accounts and reported by the Company as treasury stock in the Company’s Consolidated Balance Sheets.

Note 11 — Other Employee Benefit Plans

Retirement Savings Plan

Since October 1, 1999, the Company has had a retirement savings plan for eligible employees (the “RSP”) under Section 401(k) of the Internal Revenue Code. The RSP allows eligible employees to contribute up to 15% of their eligible compensation on a pre-tax basis.

Note 12 — Income Taxes

The following table summarizes the provision for income taxes:

	Year Ended December 31,
	2022	2021	2020
	(amounts in thousands)
Current:
Federal	$3,022	$9,120	$28,833
State	2,381	3,766	7,564
	$5,403	$12,886	$36,397
Deferred:
Federal	$4,305	$2,118	$(4,903)
State	744	956	(990)
	$5,049	$3,074	$(5,893)

Tax provision	$10,452	$15,960	$30,504

Deferred income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax basis of assets and liabilities.

Significant components of the Company’s federal and state deferred tax asset and liability balances were as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$18,139	$16,124
Deferred compensation	8,686	9,587
Deferred payroll taxes under the CARES Act	—	6,220
Accrued insurance claims	5,609	6,252
Non-deductible reserves	256	521
Leases	227	247
Other	2,488	1,854
	$35,405	$40,805
Deferred tax liabilities:
Expensing of housekeeping supplies	$(2,510)	$(3,085)
Amortization of goodwill and intangibles	(2,389)	(2,118)
Depreciation of property and equipment	(1,769)	(1,915)
Other	(399)	(2,152)
	$(7,067)	$(9,270)

Net deferred tax assets	$28,338	$31,535

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

The table below provides a reconciliation between the tax expense computed by applying the statutory federal income tax rate to income before income taxes and the provision for income taxes:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Income tax expense computed at statutory rate	$9,467	$12,983	$27,129
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	2,625	3,931	4,985
Federal jobs credits	(2,571)	(3,177)	(3,089)
Tax exempt interest	(308)	(324)	(323)
Share-based compensation	1,250	1,072	1,323
Fines and penalties[1]	4	1,294	20
Other, net	(15)	181	459
Income tax expense	$10,452	$15,960	$30,504
1.For the year ended December 31, 2020, the Company presented less than $0.1 million of fines and penalties within the Other, net caption. Such amounts have been reclassified to the Fines and penalties caption for comparative purposes.

The Company performs an evaluation each period of its tax positions taken and expected to be taken in tax returns. The evaluation is performed on positions relating to tax years that remain subject to examination by major tax jurisdictions, the earliest of which is the tax year ended December 31, 2017. Based on the evaluation, the Company concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Therefore, the table reporting on the change in the liability for unrecognized tax benefits during the years ended December 31, 2022 and 2021 is omitted as there is no activity to report in such account for the years ended December 31, 2022 or 2021.

Note 13 — Related Party Transactions

For the years ended December 31, 2022, 2021 and 2020, the Company did not have any related party transactions.

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

All revenues and net income are earned in the United States.

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Revenues[1]
Housekeeping	$795,687	$821,329	$895,267
Dietary	894,489	820,630	865,036
Total	$1,690,176	$1,641,959	$1,760,303

Income before income taxes
Housekeeping	$73,096	$79,380	$95,723
Dietary	29,065	45,758	68,293
Corporate[2]	(57,079)	(63,315)	(34,830)
Total	$45,082	$61,823	$129,186

Depreciation and amortization
Housekeeping	$5,491	$5,399	$5,722
Dietary	3,075	2,611	2,394
Corporate	6,750	6,657	6,152
Consolidated	$15,316	$14,667	$14,268

Total assets
Housekeeping	$250,444	$225,531	$214,500
Dietary	263,126	221,911	174,866
Corporate[3]	204,764	330,087	395,665
Consolidated	$718,334	$777,529	$785,031

Capital expenditures
Housekeeping	$4,412	$5,005	$3,710
Dietary	499	451	393
Corporate	299	231	238
Consolidated	$5,210	$5,687	$4,341
1.For the years ended December 31, 2022 and 2021, both the Housekeeping and Dietary segments earned revenue from several significant customers, although Genesis was the only customer to contribute more than 10% of consolidated revenue. For the years ended December 31, 2022, 2021 and 2020, Genesis accounted for $169.1 million or 10.0%, $177.1 million or 10.8% and $258.7 million or 14.7% of the Company’s consolidated revenues, respectively.
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

Note 15 — Earnings Per Common Share

Basic and diluted earnings per common share are computed by dividing net income by the weighted-average number of basic and diluted common shares outstanding, respectively. The weighted-average number of diluted common shares includes the impact of dilutive securities, including outstanding stock options and unvested restricted stock and restricted stock units. The table below reconciles the weighted-average basic and diluted common shares outstanding for 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020

Numerator for basic and diluted earnings per share:
Net income	$34,630	$45,863	$98,682

Denominator:
Weighted average number of common shares outstanding - basic	74,336	74,816	74,696
Effect of dilutive securities[1]	15	146	89
Weighted average number of common shares outstanding - diluted	74,351	74,962	74,785

Basic earnings per share:	$0.47	$0.61	$1.32

Diluted earnings per share:	$0.47	$0.61	$1.32
1.Certain outstanding equity awards are anti-dilutive and therefore were excluded from the calculation of the weighted-average number of diluted common shares outstanding.

Anti-dilutive outstanding equity awards under share-based compensation plans were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Anti-dilutive equity awards	3,203	1,980	2,121

Note 16 — Contractual Obligations and Other Contingencies

Line of Credit

At December 31, 2022, the Company had a $300 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a floating rate, based on the Company’s leverage ratio, and starting at Term Secured Overnight Financing Rate ("SOFR") plus 165 basis points. As of December 31, 2022, there were $25.0 million of borrowings under the line of credit. There were no borrowings under the line of credit as of December 31, 2021. The line of credit requires the Company to satisfy two financial covenants, with which the Company is in compliance as of December 31, 2022. The line of credit expires on November 22, 2027. The Company’s line of credit was amended on November 22, 2022 to, among other things, provide for a five-year unsecured revolving loan facility in the aggregate amount of $300 million with, at the Company’s option, the ability to increase the revolving loan commitments to an aggregate amount not to exceed $500 million and to change the benchmark rate from the London Interbank Offered Rate (“LIBOR”) to SOFR.

At December 31, 2022, the Company also had outstanding $81.0 million in irrevocable standby letters of credit, which relate to payment obligations under the Company’s insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $81.0 million to $194.0 million at December 31, 2022. On November 25, 2022 and December 27, 2022, the letters of credit were renewed and expire on January 4, 2024.

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

Note 17 — Accrued Insurance Claims

The Company currently has a Paid Loss Retrospective Insurance Plan for general liability, workers’ compensation insurance and other self-insurance programs, which comprised approximately 30.4% and 27.5% of the Company’s liabilities at December 31, 2022 and 2021, respectively. Under the Company’s insurance plans, predetermined loss limits are arranged with the Company’s insurance company to limit both per occurrence cash outlay and annual insurance plan cost. The Company’s accounting for this plan utilizes current valuations from a third party actuary, which include assumptions based on data such as historical claims, pay-out experience, demographic factors, industry trends, severity factors, and other actuarial calculations. In the event that the Company’s claims experience and/or industry trends result in an unfavorable change in the assumptions or outcomes, it would have an adverse effect on the Company’s results of operations and financial condition.

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

In 2022, our self-insurance liabilities decreased due to a favorable $9.8 million adjustment after considering our updated actuarial estimates for projected incurred losses on past claims. Such estimates declined in 2022 due to favorable claim experience and loss mitigation efforts.

Note 18 — Treasury Stock

For the year ended December 31, 2022, the number of shares and value of shares repurchased were immaterial. During the year ended December 31, 2021, the Company’s Board of Directors authorized and the Company entered into a 10b5-1 plan (the “Plan”). The Plan was adopted under the safe harbor provided by rule 10b5-1and Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in order to assist the Company in implementing its share repurchase plans. Pursuant to the Company’s share repurchase program and as authorized by the Board of Directors on March 12, 2021, the Company purchased 1.0 million shares of the Company’s common stock during the year ended December 31, 2021 for a total cost of $21.5 million inclusive of transaction costs.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive and principal financial officers, management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Audit Report on internal Controls Over Financial Reporting of the Registered Public Accounting Firm

Grant Thornton LLP, the Company’s independent registered public accounting firm has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.

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

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The information regarding directors and executive officers is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to its shareholders in connection with its 2023 Annual Meeting of Shareholders and to be filed within 120 days of the close of the year ended December 31, 2022.

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

Item 11.   Executive Compensation.

The information regarding executive compensation is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to shareholders in connection with its 2023 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2022.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to shareholders in connection with its 2023 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ending December 31, 2022.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information regarding certain relationships and related transactions, and director independence is incorporated herein by reference to the Company’s definitive proxy statement mailed to shareholders in connection with its 2023 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2022.

Item 14.   Principal Accountant Fees and Services.

The information regarding principal accountant fees and services is incorporated herein by reference to the Company’s definitive proxy statement mailed to shareholders in connection with its 2023 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2022.

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

(b) See Item 15(a)(3) above.

(c) See Item 15(a)(2) above.

Item 16.   Form 10-K Summary.

None.

Healthcare Services Group, Inc.
Schedule II — Valuation and Qualifying Accounts and Reserves

		Additions
Description	Beginning Balance	Charged to Other Accounts (1)	Charged to Costs and Expenses	Deductions	Ending Balance
(in thousands)
2022
Allowance for Doubtful Accounts	$65,583	$—	$31,969	$24,088	$73,464
2021
Allowance for Doubtful Accounts	$67,801	$—	$10,483	$12,700	$65,583
2020
Allowance for Doubtful Accounts	$52,393	$42,236	$9,636	$36,464	$67,801
1.All amounts charged to other accounts for the year ended December 31, 2020 pertain to the cumulative effect of the Company’s January 1, 2020 adoption of ASC 326 as described within Note 8 — Allowance for Doubtful Accounts.

Exhibit Index

The following Exhibits are filed as part of this Report (references are to Reg. S-K Exhibit Numbers):

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of the Registrant as of May 30, 2000	10-K	0-12015	3/21/2001	3.2	—
3.2	Amendment to the Amended and Restated Articles of Incorporation of the Registrant as of May 22, 2007	8-K	0-12015	5/24/2007	3.1	—
3.3	Second Amended and Restated Bylaws of the Registrant as of February 17, 2015	10-K	0-12015	2/19/2015	3.3	—
4.1 (P)	Specimen Certificate of the Common Stock, $.01 par value, of the Registrant	S-18	2-87625-W	—	4.1	—
4.2†	Healthcare Services Group, Inc. Employee Stock Purchase Plan	S-8	333-92835	12/15/1999	4(a)	—
4.3†	Healthcare Services Group, Inc. Amendment No. 3 to Employee Stock Purchase Plan	10-Q	0-12015	10/28/2016	4.1	—
4.4†	Amendment No. 4 to the Healthcare Services Group, Inc. Employee Stock Purchase Plan, dated as of July 20, 2021	10-Q	0-12015	7/23/2021	4.1	—
4.5†	Healthcare Services Group, Inc. Amended and Restated Deferred Compensation Plan	10-Q	0-12015	10/22/2012	10.1	—
4.6	Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	S-8	333-240096	7/24/2020	4.7	—
10.1†	2020 Omnibus Incentive Plan	S-8	333-240096	7/24/2020	10.1	—
10.2	$475,000,000 Revolving Credit Facility, dated as of December 21, 2018	8-K	0-12015	12/31/2018	10.1	—
10.3	$300,000,000 Amended Credit Agreement, dated as of November 22, 2022	8-K	0-12015	11/28/2022	10.1	—
10.4	Healthcare Services Group, Inc. Dividend Reinvestment Plan	S-3D	333-108182	8/22/2003	99.0	—
21	Subsidiaries of Healthcare Services Group, Inc.	—	—	—	—	X
23	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	—	—	—	—	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	—	—	—	—	X
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	—	—	—	—	X
101	The following financial information from the Company's Form 10-K for the fiscal year ended December 31, 2022, 2021, and 2020 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders' Equity, and (v) Notes to Consolidated Financial Statements	—	—	—	—	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)	—	—	—	—	X

†	Indicates a management plan or compensatory plan or arrangement.
(P)	Prior to digital copy

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 17, 2023	HEALTHCARE SERVICES GROUP, INC.
(Registrant)

	By:	/s/ Theodore Wahl
Theodore Wahl
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Theodore Wahl	Director and President & Chief Executive Officer	February 17, 2023
Theodore Wahl	(Principal Executive Officer)

/s/ Andrew M. Brophy	Vice President, Controller & Principal Accounting Officer	February 17, 2023
Andrew M. Brophy	(Principal Financial and Accounting Officer)

/s/ Jude Visconto	Chairman of the Board	February 17, 2023
Jude Visconto

/s/ Diane S. Casey	Director	February 17, 2023
Diane S. Casey

/s/ Daniela Castagnino	Director	February 17, 2023
Daniela Castagnino

/s/ Robert L. Frome	Director	February 17, 2023
Robert L. Frome

/s/ Laura Grant	Director	February 17, 2023
Laura Grant

/s/ John J. McFadden	Director	February 17, 2023
John J. McFadden

/s/ Dino D. Ottaviano	Director	February 17, 2023
Dino D. Ottaviano

/s/ Kurt Simmons, Jr.	Director	February 17, 2023
Kurt Simmons, Jr.