Form 10-Q
period 2023-03-31
HEALTHCARE SERVICES GROUP INC
filed 2023-04-28
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $0.01 par value: 74,195,000 shares outstanding as of April 26, 2023.

Healthcare Services Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report and documents incorporated by reference into it may contain forward-looking statements within the meaning of federal securities laws, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “estimates,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services to the healthcare industry and primarily providers of long-term care; the impact of and future effects of the COVID-19 pandemic or other potential pandemics; having a significant portion of our consolidated revenues contributed by one customer during the three months ended March 31, 2023; credit and collection risks associated with the healthcare industry; the impact of bank failures; our claims experience related to workers’ compensation and general liability insurance (including any litigation claims, enforcement actions, regulatory actions and investigations arising from personal injury and loss of life related to COVID-19); the effects of changes in, or interpretations of laws and regulations governing the healthcare industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor-related matters such as minimum wage increases; the Company’s expectations with respect to selling, general, and administrative expense; and the risk factors described in Part I of our Form 10-K for the fiscal year ended December 31, 2022 under “Government Regulation of Customers,” “Service Agreements and Collections,” and “Competition” and under Item 1A. “Risk Factors” in such Form 10-K.

These factors, in addition to delays in payments from customers and/or customers in bankruptcy, have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results would be adversely affected by continued inflation particularly if increases in the costs of labor and labor-related costs, materials, supplies and equipment used in performing services (including the impact of potential tariffs and COVID-19) cannot be passed on to our customers.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Healthcare Services Group, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	(unaudited) March 31, 2023	December 31, 2022
ASSETS:
Current assets:
Cash and cash equivalents	$16,153	$26,279
Marketable securities, at fair value	95,985	95,200
Accounts and notes receivable, less allowance for doubtful accounts of $73,030 and $70,192 as of March 31, 2023 and December 31, 2022, respectively	350,784	336,777
Inventories and supplies	20,229	21,164
Taxes receivable	1,748	6,629
Prepaid expenses and other assets	25,188	22,583
Total current assets	510,087	508,632
Property and equipment, net	23,400	22,975
Goodwill	75,529	75,529
Other intangible assets, less accumulated amortization of $33,941 and $32,738 as of March 31, 2023 and December 31, 2022, respectively	14,743	15,946
Notes receivable — long–term portion, less allowance for doubtful accounts of $3,837 and $3,273 as of March 31, 2023 and December 31, 2022, respectively	32,327	32,609
Deferred compensation funding, at fair value	34,312	33,493
Deferred tax asset	27,975	28,338
Other long-term assets	760	812
Total assets	$719,133	$718,334

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$64,351	$68,296
Accrued payroll and related taxes	20,394	42,704
Other accrued expenses	17,088	17,835
Borrowings under line of credit	35,000	25,000
Deferred compensation liability — short-term	1,357	1,618
Accrued insurance claims	23,974	23,166
Total current liabilities	162,164	178,619
Accrued insurance claims — long-term	67,100	65,541
Deferred compensation liability — long-term	34,263	33,764
Lease liability — long-term	8,586	8,097
Other long-term liabilities	6,448	6,141
Commitments and contingencies (Note 15)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000 shares authorized; 76,329 and 76,161 shares issued, and 74,194 and 74,088 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	763	762
Additional paid-in capital	303,582	302,304
Retained earnings	167,190	154,495
Accumulated other comprehensive loss, net of taxes	(2,270)	(3,477)
Common stock in treasury, at cost, 2,135 and 2,073 shares as of March 31, 2023 and December 31, 2022, respectively	(28,693)	(27,912)
Total stockholders’ equity	$440,572	$426,172
Total liabilities and stockholders’ equity	$719,133	$718,334
See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues	$417,230	$426,811
Operating costs and expenses:
Costs of services provided	360,978	373,262
Selling, general and administrative expense	40,047	35,736
Other income (expense):
Investment and other income (loss), net	3,102	(1,523)
Interest expense	(1,751)	(509)
Income before income taxes	17,556	15,781

Income tax provision	4,872	4,452
Net income	$12,684	$11,329

Per share data:
Basic earnings per common share	$0.17	$0.15
Diluted earnings per common share	$0.17	$0.15

Weighted average number of common shares outstanding:
Basic	74,497	74,326
Diluted	74,518	74,333

Comprehensive income:
Net income	$12,684	$11,329
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale marketable securities, net of taxes	1,207	(5,269)
Total comprehensive income	$13,891	$6,060

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows used in operating activities:
Net income	$12,684	$11,329
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,720	4,147
Bad debt provision	6,907	2,851
Deferred income tax benefit	43	—
Share-based compensation expense	2,058	2,396
Amortization of premium on marketable securities	533	561
Unrealized (gain) loss on deferred compensation fund investments	(1,502)	4,074
Changes in other long-term liabilities	336	(1,760)
Net loss on disposals of fixed assets	128	173
Changes in operating assets and liabilities:
Accounts and notes receivable	(20,633)	(27,222)
Inventories and supplies	935	1,195
Prepaid expenses and other assets	4,076	(2,462)
Deferred compensation funding	683	3,605
Accounts payable and other accrued expenses	(6,422)	(3,051)
Accrued payroll, accrued and withheld payroll taxes	(21,167)	(24,933)
Income taxes receivable	(1,748)	3,764
Accrued insurance claims	2,366	3,056
Deferred compensation liability	713	(7,905)
Net cash used in operating activities	(16,290)	(30,182)
Cash flows used in investing activities:
Disposals of fixed assets	57	152
Additions to property and equipment	(1,010)	(1,407)
Purchases of marketable securities	—	(1,525)
Sales of marketable securities	210	1,519
Cash paid for acquisitions	—	(114)
Net cash used in investing activities	(743)	(1,375)
Cash flows from (used in) financing activities:
Dividends paid	—	(15,704)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	—	25
Proceeds from the exercise of stock options	—	410
Purchases of treasury stock	(2,223)	—
Proceeds from short-term borrowings	10,000	10,000
Payments of statutory withholding on net issuance of restricted stock units	(870)	(1,069)
Net cash from (used in) financing activities	6,907	(6,338)
Net change in cash and cash equivalents	(10,126)	(37,895)
Cash and cash equivalents at beginning of the period	26,279	70,794
Cash and cash equivalents at end of the period	$16,153	$32,899

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands) (Unaudited)

	For the three months ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	76,161	$762	$302,304	$(3,477)	$154,495	$(27,912)	$426,172
Comprehensive income:
Net income for the period	—	—	—	—	12,684	—	12,684
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	1,207	—	—	1,207
Comprehensive income for the period							$13,891
Other share-based compensation, net	167	1	(1)	—	—	—	—
Payment of statutory withholding on issuance of restricted stock units	—	—	(870)	—	—	—	(870)
Share-based compensation expense	—	—	1,973	—	—	—	1,973
Purchases of treasury stock	—	—	—	—	—	(2,223)	(2,223)
Treasury shares issued for Deferred Compensation Plan, net	—	—	307	—	—	168	475
Shares issued pursuant to Employee Stock Plan	—	—	(139)	—	—	1,274	1,135
Other	1	—	8	—	11	—	19
Balance, March 31, 2023	76,329	$763	$303,582	$(2,270)	$167,190	$(28,693)	$440,572

	For the three months ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	76,009	$760	$294,124	$4,000	$183,957	$(30,164)	$452,677
Comprehensive income:
Net income for the period	—	—	—	—	11,329	—	11,329
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(5,269)	—	—	(5,269)
Comprehensive income for the period							$6,060
Exercise of stock options and other share-based compensation, net of shares tendered for payment	145	2	408	—	—	—	410
Payment of statutory withholding on issuance of restricted stock and restricted stock units	—	—	(1,069)	—	—	—	(1,069)
Share-based compensation expense	—	—	2,298	—	—	—	2,298
Treasury shares issued for Deferred Compensation Plan, net	—	—	110	—	—	414	524
Shares issued pursuant to Employee Stock Plan	—	—	368	—	—	1,144	1,512
Dividends paid and accrued, $0.21 per share	—	—	—	—	(15,859)	—	(15,859)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	6	—	—	19	25
Other	4	—	59	—	—	—	59
Balance, March 31, 2022	76,158	$762	$296,304	$(1,269)	$179,427	$(28,587)	$446,637
See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1—Description of Business and Significant Accounting Policies

Nature of Operations

Healthcare Services Group, Inc. (the “Company”) provides management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments predominantly to clients within the healthcare industry, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. Although the Company does not directly participate in any government reimbursement programs, the Company’s customers receive government reimbursements related to Medicare and Medicaid. Therefore, the Company’s customers are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

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

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows. However, in the Company’s opinion, all adjustments which are of a normal recurring nature and are necessary for a fair presentation have been reflected in these consolidated financial statements. The balance sheet shown in this report as of December 31, 2022 has been derived from the audited financial statements for the year ended December 31, 2022. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for any future period.

Use of Estimates in Financial Statements

In preparing financial statements in conformity with U.S. GAAP, estimates and assumptions are made that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Significant estimates are used in determining, but are not limited to, the Company’s allowance for doubtful accounts, accrued insurance claims, deferred taxes and reviews for potential impairment. The estimates are based upon various factors including current and historical trends, as well as other pertinent industry and regulatory authority information. Management regularly evaluates this information to determine if it is necessary to update the basis for its estimates and to adjust for known changes.

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

Notes receivable are initially recorded when accounts receivable are transferred into a promissory note and are recorded as an alternative to accounts receivable to memorialize an unqualified promise to pay a specific sum, typically with interest, in accordance with a defined payment schedule. The Company’s payment terms with customers on promissory notes can vary based on several factors and the circumstances of each promissory note, however most promissory notes mature over a 1 to 4 year period. Similar to accounts receivable, each reporting period the Company evaluates the collectability of outstanding notes receivable balances and records an allowance for doubtful accounts representing an estimate of future expected credit losses.

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

Revenue Recognition

The Company recognizes revenue from contracts with customers when or as the promised goods and services are provided to customers. Revenues are reported net of sales taxes that are collected from customers and remitted to taxing authorities. The amount of revenue recognized by the Company is based on the expected value of consideration to which the Company is entitled in exchange for providing the contracted goods and services and when it is probable that the Company will collect substantially all of such consideration.

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

Earnings per Common Share

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed using the weighted-average number of common shares outstanding and dilutive common shares, such as those issuable upon exercise of stock awards.

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

No impairment loss was recognized on the Company’s intangible assets or goodwill during the three months ended March 31, 2023 or 2022.

Concentrations of Credit Risk

The Company’s financial instruments that are subject to credit risk are cash and cash equivalents, marketable securities, deferred compensation funding and accounts and notes receivable. At March 31, 2023 and December 31, 2022, the majority of the Company’s cash and cash equivalents and marketable securities were held in one large financial institution located in the United States. The Company’s marketable securities are fixed income investments which are highly liquid and can be readily purchased or sold through established markets.

The Company’s customers are concentrated in the healthcare industry and are primarily providers of long-term care. The revenues of many of the Company’s customers are highly reliant on Medicare, Medicaid and third party payors’ reimbursement funding rates. New legislation or changes in existing regulations could directly impact the governmental reimbursement programs in which the Company’s customers participate. As a result, the Company may not realize the full effects such programs may have on the Company’s customers until these laws are fully implemented and governmental agencies issue applicable regulations or guidance.

Note 2—Revenue

The Company presents its consolidated revenues disaggregated by reportable segment, as Management evaluates the nature, amount, timing and uncertainty of the Company’s revenues by segment. Refer to Note 12—Segment Information herein as well as the information below regarding the Company’s reportable segments.

Housekeeping

Housekeeping accounted for $193.5 million and $201.7 million of the Company’s consolidated revenues for the three months ended March 31, 2023 and 2022, respectively, which represented approximately 46.4% and 47.3% of the Company’s revenues in each respective period. Housekeeping services include managing customers’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the customers’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the customers’ facilities. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

Dietary

Dietary services accounted for $223.7 million and $225.1 million of the Company’s consolidated revenues for the three months ended March 31, 2023 and 2022, respectively, which represented approximately 53.6% and 52.7% of the Company’s revenues in each respective period. Dietary services consist of managing customers’ dietary departments which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support provided by a District Manager specializing in dietary services. The Company also offers clinical consulting services to facilities which if contracted is a service bundled within the monthly service provided to customers. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate dietitian services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

Revenue Recognition

The Company’s revenues are derived from contracts with customers. The Company recognizes revenue to depict the transfer of promised goods and services to customers in amounts that reflect the consideration to which the Company is entitled in exchange for those goods and services. The Company’s costs of obtaining contracts are not material.

The Company performs services and provides goods in accordance with its contracts with its customers. Such contracts typically provide for a renewable one year service term, cancellable by either party upon 30 to 90 days’ notice, after an initial period of 60 to 120 days. A performance obligation is the unit of account under ASC 606 and is defined as a promise in a contract to transfer a distinct good or service to the customer. The Company’s Housekeeping and Dietary contracts relate to the provision of bundles of goods, services or both, which represent a series of distinct goods and services that are substantially the same and that have the same pattern of transfer to the customer. The Company accounts for the series as a single performance obligation satisfied over time, as the customer simultaneously receives and consumes the benefits of the goods and services provided. Revenue is recognized using the output method, which is based upon the delivery of goods and services to the customers’ facilities. In limited cases, the Company provides goods, services or both, before the execution of a written contract. In these cases, the Company defers the recognition of revenue until a contract is executed. The amount of such deferred revenue was $0.3 million as of both March 31, 2023 and December 31, 2022. Additionally, substantially all such revenue amounts deferred as of December 31, 2022 were subsequently recognized as revenue during the three months ended March 31, 2023.

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

The Company allocates the transaction price to each performance obligation, noting that the bundle of goods, services or goods and services provided under each Housekeeping and Dietary contract represents a single performance obligation that is satisfied over time. The Company recognizes the related revenue when it satisfies the performance obligation by transferring a bundle of promised goods, services or both to a customer. Such recognition is on a monthly or weekly basis, as goods are provided and services are performed. In some cases, the Company requires customers to pay in advance for goods and services to be provided. As of March 31, 2023 the value of the contract liabilities associated with customer prepayments was $1.7 million. As of December 31, 2022, the value of the contract liabilities associated with customer prepayments was $3.1 million. The Company recognized $1.4 million of revenue during the three months ended March 31, 2023 which was recorded as a contract liability on December 31, 2022.

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

At March 31, 2023, the Company had $99.0 million related to performance obligations that were unsatisfied or partially unsatisfied for which the Company expects to recognize revenue. The Company expects to recognize revenue on all of the remaining performance obligations over the next 12 months. These amounts exclude variable consideration primarily related to performance obligations that consist of a series of distinct service periods with revenues based on future performance that cannot be estimated at contract inception. The Company also has elected to apply the practical expedient that permits exclusion of information about the remaining performance obligations with original expected durations of one year or less.

Note 3—Accounts and Notes Receivable

The Company’s accounts and notes receivable balances consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(in thousands)
Short-term
Accounts and notes receivable	$423,814	$406,969
Allowance for doubtful accounts	(73,030)	(70,192)
Total net short-term accounts and notes receivable	$350,784	$336,777
Long-term
Notes receivable	$36,164	$35,882
Allowance for doubtful accounts	(3,837)	(3,273)
Total net long-term notes receivable	$32,327	$32,609
Total net accounts and notes receivable	$383,111	$369,386

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

ASC 326 permits entities to make an accounting policy election not to measure an estimate for credit losses on accrued interest if those entities write-off accrued interest deemed uncollectible in a timely manner. The Company follows an income recognition policy on all interest earned on notes receivable. Under such policy the Company accounts for all notes receivable on a non-accrual basis and defers the recognition of any interest income until receipt of cash payments. This policy was established based on the Company’s history of collections of interest on outstanding notes receivable, as we do not deem it probable that we will receive substantially all interest on outstanding notes receivable. Accordingly, the Company does not record a credit loss adjustment for accrued interest. Interest income from notes receivable for the three months ended March 31, 2023 and 2022 was $0.6 million and $0.3 million, respectively.

The following table presents the Company’s two tiers of notes receivable further disaggregated by year of origination, as well as write-off activity for the three months ended March 31, 2023.

	Notes Receivable
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
	(in thousands)
Notes Receivable
Standard notes receivable	$18,380	$27,856	$7,922	$1,540	$53	$21,975	$77,726
Elevated risk notes receivable	$—	$—	$2,510	$—	$—	$795	$3,305

Current-period gross write-offs	$—	$—	$—	$—	$—	$51	$51
Current-period recoveries	—	—	—	—	—	—	—
Current-period net write-offs	$—	$—	$—	$—	$—	$51	$51

The following table provides information as to the status of payment on the Company’s notes receivable which were past due as of March 31, 2023:

	Age Analysis of Past-Due Notes Receivable as of March 31, 2023
	0 - 90 Days	91 - 180 Days	Greater than 181 Days	Total
	(in thousands)
Notes Receivable
Standard notes receivable	$3,305	$276	$3,414	$6,995
Elevated risk notes receivable	136	—	795	931
	$3,441	$276	$4,209	$7,926

The following tables provide a summary of the changes in the Company’s allowance for doubtful accounts on a portfolio segment basis for the three months ended March 31, 2023 and 2022.

	Allowance for doubtful accounts
Portfolio Segment:	December 31, 2022	Write-Offs[1]	Bad Debt Expense	March 31, 2023
	(in thousands)
Accounts Receivables	$66,601	$(3,453)	$5,259	$68,407

Notes Receivables
Standard notes receivable	$6,052	$—	$373	$6,425
Elevated risk notes receivable	811	(51)	1,275	2,035
Total notes receivable	$6,863	$(51)	$1,648	$8,460
Total accounts and notes receivable	$73,464	$(3,504)	$6,907	$76,867
1.Write-offs are shown net of recoveries. During the three months ended March 31, 2023, the Company collected less than $0.1 million of accounts and notes receivables which had previously been written-off as uncollectible.

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
1.Write-offs are shown net of recoveries. During the three months ended March 31, 2022, the Company collected $0.2 million of accounts and notes receivables which had previously been written-off as uncollectible.

Note 5—Changes in Accumulated Other Comprehensive Income by Component

The Company's accumulated other comprehensive income consists of unrealized gains and losses from the Company’s available-for-sale marketable securities. The following table provides a summary of the changes in accumulated other comprehensive income for the three months ended March 31, 2023 and 2022:

	Unrealized Gains and Losses on Available-for-Sale Securities[1]
	Three Months Ended March 31,
	2023	2022
	(in thousands)
Accumulated other comprehensive (loss) income — beginning balance	$(3,477)	$4,000
Other comprehensive income (loss) before reclassifications	1,206	(5,277)
Losses reclassified from other comprehensive income[2]	1	8
Net current period other comprehensive income (loss)[3]	1,207	(5,269)
Accumulated other comprehensive (loss) — ending balance	$(2,270)	$(1,269)
1.All amounts are net of tax.
2.Realized gains and losses were recorded pre-tax under “Investment and other income” in the Consolidated Statements of Comprehensive Income. For the three months ended March 31, 2023 and 2022, the Company recorded less than $0.1 million of realized losses from the sale of available-for-sale securities. Refer to Note 9—Fair Value Measurements herein for further information.
3.For the three months ended March 31, 2023 and 2022, the changes in other comprehensive income were net of a tax expense of $0.3 million and $1.4 million, respectively.

	Amounts Reclassified from Accumulated Other Comprehensive Income
	2023	2022
	(in thousands)
Three Months Ended March 31,
Losses from the sale of available-for-sale securities	$(2)	$(12)
Tax benefit	1	4
Net loss reclassified from accumulated other comprehensive income	$(1)	$(8)

Note 6—Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded over the estimated useful life of each class of depreciable asset, and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

The following table sets forth the amounts of property and equipment by each class of depreciable asset as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(in thousands)
Housekeeping and dietary equipment	$13,980	$13,585
Computer hardware and software	6,187	6,086
Operating lease — right-of-use assets	23,559	34,445
Other[1]	1,059	1,055
Total property and equipment, at cost	44,785	55,171
Less accumulated depreciation	21,385	32,196
Total property and equipment, net	$23,400	$22,975
1.Includes furniture and fixtures, leasehold improvements and autos and trucks.

Depreciation expense for the three months ended March 31, 2023 and 2022 was $2.5 million and $2.9 million, respectively. Of the depreciation expense recorded for the three months ended March 31, 2023 and 2022, $1.2 million and $1.6 million related to the depreciation of the Company’s operating lease - right-of-use assets (“ROU Assets”), respectively.

Note 7—Leases

The Company recognizes ROU Assets and lease liabilities (“Lease Liabilities”) for automobiles, office buildings, IT equipment, and small storage units for the temporary storage of operational equipment. The Company’s leases have remaining lease terms ranging from less than 1 year to 6 years, and have extension options ranging from 1 year to 5 years. Most leases include the option to terminate the lease within 1 year.

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

Any future lease payments that are not fixed based on the terms of the lease contract, or fluctuate based on a factor other than an index or rate, are considered variable lease payments and are not included in the value of the Company’s ROU Assets or Lease Liabilities. The Company’s variable lease payments are mostly incurred from automobile leases and relate to miscellaneous transportation costs including repair costs, insurance, and terminal rental adjustments payments due at lease settlement. Such rental adjustment payments can result in a reduction to the Company’s total variable lease payments.

Components of lease expense required by ASC 842 are presented below for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Lease cost
Operating lease cost	$1,387	$1,386
Short-term lease cost	232	355
Variable lease cost	450	82
Total lease cost	$2,069	$1,823

Supplemental information required by ASC 842 is presented below for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(dollar amounts in thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,514	$1,711
Weighted-average remaining lease term — operating leases	4.0 years	4.4 years
Weighted-average discount rate — operating leases	5.1%	4.2%

During the three months ended March 31, 2023 and 2022, the Company’s ROU Assets and Lease Liabilities were reduced by $0.7 million and $0.9 million, respectively due to lease cancellations.

The following is a schedule by calendar year of future minimum lease payments under operating leases that have remaining terms as of March 31, 2023:

Period/Year	Operating Leases
(in thousands)
April 1 to December 31, 2023	$4,169
2024	4,308
2025	2,675
2026	1,539
2027	1,365
2028	1,389
Thereafter	116
Total minimum lease payments	$15,561
Less: imputed lease payments	1,507
Present value of lease liabilities	$14,054

Note 8—Goodwill and Other Intangible Assets

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

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remainder of 2023, the following five fiscal years and thereafter:

Period/Year	Total Amortization Expense
(in thousands)
April 1 to December 31, 2023	$2,616
2024	$2,685
2025	$2,685
2026	$2,666
2027	$1,197
2028	$613
Thereafter	$2,281

Amortization expense for the three months ended March 31, 2023 and 2022 was $1.2 million for both periods.

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

The Company’s marketable securities are held by the Company’s captive insurance company to satisfy capital requirements of the state regulator related to captive insurance companies. Such securities primarily consist of tax-exempt municipal bonds, which are classified as available-for-sale and are reported at fair value. Unrealized gains and losses associated with these investments are included in “Unrealized loss on available-for-sale marketable securities, net of taxes” within the Consolidated Statements of Comprehensive Income. The fair value of these marketable securities is classified within Level 2 of the fair value hierarchy, as these securities are measured using quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable. Such valuations are determined by a third-party pricing service. For the three months ended March 31, 2023 and 2022, the Company recorded unrealized gains, net of taxes of $1.2 million and unrealized losses, net of taxes of $5.3 million on marketable securities, respectively.

As part of a prior year acquisition of a prepackaged meal manufacturer, the Company agreed to pay royalties to the seller on all future product sales. The Company recorded a liability for the expected future payments within "Other long-term liabilities" on the Consolidated Balance Sheets and any payments within 12 months within "Other accrued expenses". The fair value of this liability is measured using forecasted sales models (Level 3). For the three months ended March 31, 2023 and 2022, the Company recorded realized losses of $0.3 million and gains of $1.7 million, respectively, associated with changes in fair value of the liability. Gains and losses are recorded within "Costs of services provided" in the Consolidated Statements of Comprehensive Income related to the subsequent measurement of the liability.

For the three months ended March 31, 2023 and 2022, the Company received total proceeds, less the amount of interest received, of $0.2 million and $1.5 million, respectively, from sales of available-for-sale municipal bonds. For both the three months ended March 31, 2023 and 2022, these sales resulted in realized losses of less than $0.1 million, which were recorded in “Other income – Investment and other income, net” in the Consolidated Statements of Comprehensive Income. The basis for the sale of these securities was the specific identification of each bond sold during the period.

The investments under the funded deferred compensation plan are classified as trading securities and unrealized gains or losses are recorded in “Selling, general and administrative expense” in the Consolidated Statements of Comprehensive Income. The fair value of these investments are determined based on quoted market prices (Level 1). For the three months ended March 31, 2023 and 2022, the Company recognized unrealized gains of $1.5 million and unrealized losses of $4.1 million, respectively, related to equity securities still held at the respective reporting dates.

The following tables provide fair value measurement information for the Company’s marketable securities and deferred compensation fund investments as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$95,985	$95,985	$—	$95,985	$—
Deferred compensation fund
Money Market[1]	$2,077	$2,077	$—	$2,077	$—
Commodities	203	203	203	—	—
Fixed Income	3,923	3,923	3,923	—	—
International	3,982	3,982	3,982	—	—
Large Cap Blend	1,499	1,499	1,499	—	—
Large Cap Growth	11,195	11,195	11,195	—	—
Large Cap Value	6,084	6,084	6,084	—	—
Mid Cap Blend	2,680	2,680	2,680	—	—
Real Estate	339	339	339	—	—
Small Cap Blend	3,687	3,687	3,687	—	—
Deferred compensation fund[2]	$35,669	$35,669	$33,592	$2,077	$—

	As of December 31, 2022
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$95,200	$95,200	$—	$95,200	$—
Deferred compensation fund
Money Market[1]	$2,420	$2,420	$—	$2,420	$—
Commodities	170	170	170	—	—
Fixed Income	3,571	3,571	3,571	—	—
International	4,093	4,093	4,093	—	—
Large Cap Blend	1,210	1,210	1,210	—	—
Large Cap Growth	11,064	11,064	11,064	—	—
Large Cap Value	6,133	6,133	6,133	—	—
Mid Cap Blend	2,667	2,667	2,667	—	—
Real Estate	359	359	359	—	—
Small Cap Blend	3,424	3,424	3,424	—	—
Deferred compensation fund[2]	$35,111	$35,111	$32,691	$2,420	$—

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
2.As of March 31, 2023 and December 31, 2022, $1.4 million and $1.6 million of short-term deferred compensation funding is included in “Prepaid expenses and other assets” on the Company’s Consolidated Balance Sheets, respectively. Such amounts of short-term deferred compensation funding represent investments expected to be liquidated and paid within 12 months of March 31, 2023.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Credit Impairment Losses[1]
	(in thousands)
March 31, 2023
Type of security:
Municipal bonds — available-for-sale	$98,859	$511	$(3,385)	$95,985	$—
Total debt securities	$98,859	$511	$(3,385)	$95,985	$—

December 31, 2022
Type of security:
Municipal bonds — available-for-sale	$99,601	$229	$(4,630)	$95,200	$—
Total debt securities	$99,601	$229	$(4,630)	$95,200	$—
1.The Company performs a credit impairment loss assessment quarterly on an individual security basis. As of March 31, 2023 and December 31, 2022, no allowance for credit loss impairment has been recognized as the issuers of these securities have not established a cause for default and various rating agencies have reaffirmed each security's investment grade status. The fair value of these securities have fluctuated since the purchase date as market interest rates fluctuate. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of the securities' amortized cost basis.

The following table summarizes the contractual maturities of debt securities held at March 31, 2023 and December 31, 2022, which are classified as “Marketable securities, at fair value” in the Consolidated Balance Sheets:

	Municipal Bonds — Available-for-Sale
Contractual maturity:	March 31, 2023	December 31, 2022
	(in thousands)
Maturing in one year or less	$6,729	$2,798
Maturing in second year through fifth year	33,048	35,068
Maturing in sixth year through tenth year	40,008	38,575
Maturing after ten years	16,200	18,759
Total debt securities	$95,985	$95,200

Note 10—Share-Based Compensation

The components of the Company’s share-based compensation expense for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Stock options	$212	$314
Restricted stock, restricted stock units and deferred stock units	1,514	1,785
Performance stock units	247	199
Employee Stock Purchase Plan	85	98
Total pre-tax share-based compensation expense charged against income	$2,058	$2,396

The following table summarizes the components of share-based compensation expense included within the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Selling, general & administrative expense	$2,033	$2,365
Costs of services provided	25	31
Total share-based compensation expense	$2,058	$2,396

At March 31, 2023, the unrecognized compensation cost related to unvested stock options and awards was $23.3 million. The weighted average period over which these awards will vest is approximately 3.5 years.

2020 Omnibus Incentive Plan

On May 26, 2020, the Company adopted the 2020 Omnibus Incentive Plan (the “2020 Plan”) after approval by the Company’s Shareholders at the Annual Meeting of Shareholders. The 2020 Plan provides that current or prospective officers, employees, non-employee directors and advisors can receive share-based awards such as stock options, performance stock units, restricted stock units and other stock awards. The 2020 Plan seeks to encourage profitability and growth of the Company through short-term and long-term incentives that are consistent with the Company’s operating objectives.

As of March 31, 2023, there were 4.5 million shares of common stock reserved for issuance under the 2020 Plan, of which 0.7 million are available for future grant. The amount of shares available for issuance under the 2020 Plan will increase when outstanding awards under the Company’s Second Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”) are subsequently forfeited, terminated, lapsed, or satisfied thereunder in cash or property other than shares. No stock award will have a term in excess of 10 years. The Nominating, Compensation and Stock Option Committee (the “NCSO”) of the Board of Directors is responsible for determining the terms of the grants in accordance with the 2020 Plan.

Stock Options

A summary of stock options outstanding under the 2020 Plan and the 2012 Plan as of December 31, 2022 and changes during the three months ended March 31, 2023 are as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price
	(in thousands)
December 31, 2022	2,375	$31.56
Granted	207	$13.72
Exercised	—	$—
Forfeited	—	$—
Expired	(132)	$24.14
March 31, 2023	2,450	$30.45

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2023 and 2022 was $6.53 and $4.06 per common share, respectively. No stock options were exercised during the three months ended March 31, 2023. The total intrinsic value of stock options exercised during the three months ended March 31, 2022 was $0.1 million.

The fair value of stock option awards granted in 2023 and 2022 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	4.0%	1.5%
Weighted average expected life	6.9 years	6.7 years
Expected volatility	39.5%	36.6%
Dividend yield	—%	4.6%

The following table summarizes other information about the stock options at March 31, 2023:

March 31, 2023
(amounts in thousands, except per share data)
Outstanding:
Aggregate intrinsic value	$31
Weighted average remaining contractual life	5.3 years
Exercisable:
Number of options	1,713
Weighted average exercise price	$34.72
Aggregate intrinsic value	$—
Weighted average remaining contractual life	3.9 years

Restricted Stock Units

The fair value of outstanding restricted stock units was determined based on the market price of the shares on the date of grant. During the three months ended March 31, 2023, the Company granted 0.5 million restricted stock units to its employees with a weighted average grant date fair value of $13.72 per unit. During the three months ended March 31, 2022, the Company granted 0.4 million restricted stock units with a weighted average grant date fair value of $18.10 per unit.

A summary of the outstanding restricted stock units as of December 31, 2022 and changes during the three months ended March 31, 2023 is as follows:

	Restricted Stock Units
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2022	825	$24.37
Granted	509	$13.72
Vested	(237)	$27.82
Forfeited	(5)	$22.28
March 31, 2023	1,092	$18.67

Performance Stock Units

On February 24, 2023, the NCSO granted 80,000 Performance Stock Units (“PSUs”) to the Company’s executive officers. Such PSUs are contingent upon the achievement of certain total shareholder return (“TSR”) targets as compared to the TSR of the S&P 400 MidCap Index and the participant's continued employment with the Company for the three year period ending December 31, 2025, the date at which such PSUs vest. The unrecognized share-based compensation cost of the TSR-based PSU awards at March 31, 2023 is $2.3 million and is expected to be recognized over a weighted-average period of 2.2 years.

A summary of the outstanding PSUs as of December 31, 2022 and changes during the three months ended March 31, 2023 is as follows:

	Performance Stock Units
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2022	95	$26.01
Granted	80	$16.20
Vested	—	$—
Forfeited	—	$—
March 31, 2023	175	$21.52

Deferred Stock Units

The Company grants Deferred Stock Units ("DSUs") to our non-employee directors. Once vested, the recipient shall be entitled to receive a lump sum payment of a number of shares equal to the total number of DSUs issued to such recipient upon the first to occur of (i) the five year anniversary of the date of grant, (ii) the recipient's death, disability or separation of service from the Board, or (iii) a change of control (as defined by the 2020 Plan). Non-employee directors can also elect to receive their Board of Directors retainer in the form of DSUs in lieu of cash. The number of DSUs granted to these directors is determined based on the stock price on the award date and approximates the cash value the directors would otherwise receive for their retainer. Two non-employee directors made an election in 2022 to receive DSUs in lieu of cash for their 2023 Board of Directors retainer. The unrecognized share-based compensation cost of outstanding DSU awards at March 31, 2023 is $0.1 million and is expected to be recognized over a weighted-average period of 0.2 years.

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

Under the ESPP, the Company is authorized to issue up to 4.1 million shares of its common stock to its employees. Pursuant to such authorization, there are 1.9 million shares available for future grant at March 31, 2023.

The expense associated with the options granted under the ESPP during the three months ended March 31, 2023 and 2022 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	4.8%	0.4%
Weighted average expected life (years)	1.0	1.0
Expected volatility	42.9%	36.9%
Dividend yield	7.1%	4.7%

Deferred Compensation Plan

The Company offers a Supplemental Executive Retirement Plan (“SERP”) for executives and certain key employees. The SERP allows participants to defer a portion of their earned income on a pre-tax basis and as of the last day of each plan year, each participant will be credited with a match of a portion of their deferral in the form of the Company’s common stock based on the then-current market value. Under the SERP, the Company is authorized to issue 1.0 million shares of its common stock to its employees. Pursuant to such authorization, the Company has 0.3 million shares available for future grant at March 31, 2023. At the time of issuance, such shares are accounted for at cost as treasury stock.

The following table summarizes information about the SERP during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
SERP expense [1]	$157	$157
Unrealized gain (loss) recorded in SERP liability account	$1,546	$(3,785)
1.Both the SERP match and the deferrals are included in the “selling, general and administrative” caption in the Consolidated Statements of Comprehensive Income.

Note 11—Income Taxes

The Company’s annual effective tax rate is impacted by the tax effects of option exercises and the vesting of awards, which are treated as discrete items in the reporting period in which they occur, and therefore cannot be considered in the calculation of the estimated annual effective tax rate. Discrete items increased the Company’s income tax provision recognized through the three months ended March 31, 2023 and March 31, 2022 by $0.9 million and $0.8 million, respectively.

Differences between the effective tax rate and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes, share-based compensation and tax credits available to the Company. The actual 2023 effective tax rate will likely vary from the estimate depending on the actual operating income earned with availability of tax credits and the exercise of stock options and vesting of share-based awards.

The Company accounts for income taxes using the asset and liability method, which results in recognizing income tax expense based on the amount of income taxes payable or refundable for the current year. Additionally, the Company regularly evaluates the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on the evaluation, there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years ended December 31, 2019 through 2022 (with regard to U.S. federal income tax returns) and December 31, 2018 through 2022 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2023.

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

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenues
Housekeeping	$193,519	$201,704
Dietary	223,711	225,107
Total	$417,230	$426,811

Income before income taxes
Housekeeping	$20,053	$20,399
Dietary	14,666	9,433
Corporate and eliminations[1]	(17,163)	(14,051)
Total	$17,556	$15,781
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

Note 13—Earnings Per Common Share

Basic and diluted earnings per common share are computed by dividing net income by the weighted-average number of basic and diluted common shares outstanding, respectively. The weighted-average number of diluted common shares includes the impact of dilutive securities, including outstanding stock options, restricted stock units, performance stock units and deferred stock units. The table below reconciles the weighted-average basic and diluted common shares outstanding:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Numerator for basic and diluted earnings per share:
Net income	$12,684	$11,329

Denominator
Weighted average number of common shares outstanding - basic	74,497	74,326
Effect of dilutive securities[1]	21	7
Weighted average number of common shares outstanding - diluted	74,518	74,333

Basic earnings per share:	$0.17	$0.15

Diluted earnings per share:	$0.17	$0.15
1.Certain outstanding equity awards are anti-dilutive and therefore excluded from the calculation of the weighted average number of diluted common shares outstanding.

Anti-dilutive outstanding equity awards under share-based compensation plans were as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Anti-dilutive	3,191	3,369

Note 14—Other Contingencies

Line of Credit

At March 31, 2023, the Company had a $300.0 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a floating rate, based on the Company’s leverage ratio, and starting at the Term Secured Overnight Financing Rate ("SOFR") plus 165 basis points. As of March 31, 2023, there were $35.0 million in borrowings under the line of credit. As of December 31, 2022, there were $25.0 million in borrowings under the line of credit. The line of credit requires the Company to satisfy two financial covenants, with which the Company is in compliance as of March 31, 2023. The line of credit expires on November 22, 2027.

At March 31, 2023, the Company also had outstanding $85.7 million in irrevocable standby letters of credit, which relate to payment obligations under the Company’s insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $85.7 million to $179.3 million at March 31, 2023. The letters of credit expire on January 4, 2024.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items when comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes, as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of March 31, 2023 and December 31, 2022 and the notes accompanying those financial statements.

COVID-19 Considerations

While the crisis brought on by the COVID-19 pandemic has begun to show signs of abatement (e.g., new case rates remain below prior highs, the mortality rate remains low, and the Centers for Disease Control have relaxed masking requirements within healthcare facilities), our clients, who have been at the epicenter of the COVID-19 pandemic since its outset, continue to dedicate significant financial and other resources to protect their residents, employees and visitors. Moreover, we, our clients, vendors and business partners remain challenged by the lingering effects of the COVID-19 pandemic and the global economic crisis that has resulted from it. Significant supply chain disruption, inflation, labor shortages and unprecedented wage growth remain, and nursing home occupancy levels, while increasing from the lowest point in 2020, are still below the national average target to support a robust recovery of the healthcare sector. All the while, nursing home workforce participation remains depressed and is the slowest segment in the health care sector to recover toward pre-pandemic levels.

For additional information on risk factors related to the pandemic or other risks that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”).

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of healthcare facilities, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to approximately 2,700 facilities throughout the continental United States as of March 31, 2023.

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

Housekeeping consists of managing our customers’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the customers’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the customers’ facilities. Upon beginning service with a customer facility, we typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation. On-site management is responsible for all daily customer housekeeping department activities, with regular support provided by a District Manager specializing in such services.

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

At March 31, 2023, Housekeeping services were provided at approximately 2,700 customer facilities, generating approximately 46.4% or $193.5 million of our total revenues for the three months ended March 31, 2023. Dietary services were provided to over 1,500 customer facilities at March 31, 2023 and contributed approximately 53.6% or $223.7 million of our total revenues for the three months ended March 31, 2023.

Three Months Ended March 31, 2023 and 2022

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, for the three months ended March 31, 2023 and 2022. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial results relate primarily to corporate level transactions and adjustments related to transactions recorded at the reportable segment level which use methods other than generally accepted accounting principles.

	Three Months Ended March 31,
	2023	2022	% Change
	(in thousands)
Revenues
Housekeeping	$193,519	$201,704	(4.1)%
Dietary	223,711	225,107	(0.6)%
Consolidated	$417,230	$426,811	(2.2)%

Costs of services provided
Housekeeping	$173,466	$181,305	(4.3)%
Dietary	209,045	215,674	(3.1)%
Corporate and eliminations	(21,533)	(23,717)	(9.2)%
Consolidated	$360,978	$373,262	(3.3)%

Selling, general and administrative expense
Corporate and eliminations	$40,047	$35,736	12.1%

Investment and other income, net
Corporate and eliminations	$3,102	$(1,523)	(303.7)%

Interest expense
Corporate and eliminations	$(1,751)	$(509)	244.0%

Income (loss) before income taxes
Housekeeping	$20,053	$20,399	(1.7)%
Dietary	14,666	9,433	55.5%
Corporate and eliminations	(17,163)	(14,051)	(22.1)%
Consolidated	$17,556	$15,781	11.2%

Housekeeping and Dietary revenues represented approximately 46.4% and 53.6% of consolidated revenues for the three months ended March 31, 2023, respectively.

The following table sets forth the ratio of certain items to consolidated revenues:

	Three Months Ended March 31,
	2023	2022
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	86.5%	87.5%
Selling, general and administrative expense	9.6%	8.4%
Other income (expense):
Investment and other income (loss), net	0.7%	(0.4)%
Interest expense	(0.4)%	(0.1)%
Income before income taxes	4.2%	3.6%
Income tax provision	1.2%	1.0%
Net income	3.0%	2.6%

Revenues

Consolidated

Consolidated revenues decreased 2.2% to $417.2 million during the three months ended March 31, 2023 compared to $426.8 million for the corresponding period in 2022, as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping revenues decreased 4.1% during the three months ended March 31, 2023 compared to the corresponding period in 2022, while Dietary revenues decreased 0.6% over the same period. The decrease in both segment revenues were driven by a decrease in the number of facilities serviced year-over-year.

Costs of Services Provided

Consolidated

Consolidated costs of services provided decreased by 3.3% to $361.0 million for the three months ended March 31, 2023 compared to $373.3 million for the three months ended March 31, 2022.

The following table provides a comparison of key indicators we consider when managing the consolidated costs of services provided:

	Three Months Ended March 31,
Costs of Services Provided - Key Indicators as a % of Consolidated Revenue	2023	2022	Change
Bad debt provision	1.7%	0.7%	1.0%
Self-insurance costs	2.4%	2.6%	(0.2)%

The increase in bad debt provision was impacted by one customer entering into an assignment for the benefit of creditors during the three months ended March 31, 2023, resulting in an approximate $4.7 million increase to the bad debt provision, and by the increase in outstanding accounts and notes receivable, and the aging of those receivables, as of March 31, 2023 compared to December 31, 2022.

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues, decreased to 89.6% for the three months ended March 31, 2023 from 89.9% in the corresponding period in 2022. Costs of services provided for Dietary, as a percentage of Dietary revenues, decreased to 93.4% for the three months ended March 31, 2023 from 95.8% in the corresponding period in 2022.

The following table provides a comparison of the key indicators we consider when managing costs of services provided at the segment level, as a percentage of the respective segment’s revenues:

	Three Months Ended March 31,
Costs of Services Provided - Key Indicators as a % of Segment Revenue	2023	2022	Change
Housekeeping labor and other labor-related costs	80.2%	80.4%	(0.2)%
Housekeeping supplies	6.6%	6.2%	0.4%
Dietary labor and other labor-related costs	58.5%	61.5%	(3.0)%
Dietary supplies	31.2%	31.1%	0.1%

Variations within these key indicators relate to the provision of services at new facilities and changes in the mix of customers for whom we provide supplies or do not provide supplies. Management focuses on building efficiencies and managing labor and other costs at the facility level, as well as managing supply chain costs, for new and existing facilities. Improvements in margins were driven by the Company’s efforts to renegotiate contracts with customers during 2022, managing labor costs, offset by increased prices for supplies during the quarter ended March 31, 2023 compared to the corresponding period in 2022.

Consolidated Selling, General and Administrative Expense

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under the deferred compensation plan. These investments represent the amounts held on behalf of the participating employees and changes in the value of these investments affect the amount of our deferred compensation liability. Gains on the plan investments during the three months ended March 31, 2023 increased our total selling, general and administrative expense, while losses on plan investments during the same period in 2022 decreased our selling, general and administrative expense for that period.

Excluding the change in the deferred compensation plan described above, consolidated selling, general and administrative expense decreased $1.0 million or 2.6% for the three months ended March 31, 2023 compared to the corresponding period in 2022. The change was driven primarily by decreases in legal expense and share-based compensation.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative expense excluding change in deferred compensation plan liability	$38,501	$39,521	$(1,020)	(2.6)%
Gain (loss) on deferred compensation plan liability	1,546	(3,785)	5,331	(140.8)%
Selling, general and administrative expense	$40,047	$35,736	$4,311	12.1%

Consolidated Investment and Other Income, net

Investment and other income was a $3.1 million gain for the three months ended March 31, 2023 compared to a $1.5 million loss in the corresponding 2022 period. The flux was primarily driven by market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan.

Consolidated Interest Expense

Consolidated interest expense increased 244.0% to $1.8 million for the three months ended March 31, 2023 compared to the same period in 2022 due to increased short-term borrowings during the period and increased interest rates.

Consolidated Income Taxes

During the three months ended March 31, 2023, the Company recognized a provision for income taxes of $4.9 million, or 27.8% effective tax rate, versus $4.5 million, or 28.2% effective tax rate, for the same period in 2022. The decrease to the Company’s tax rate is related to changes in discrete items from stock compensation expense, and, although there can be no assurance, it is expected that the full effect of such discrete items on the Company’s effective tax rate will diminish as the fiscal year progresses.

The actual annual effective tax rate will be impacted by the tax effects of option exercises or vested awards, which are treated as discrete items in the reporting period in which they occur and may vary based upon the Company’s common stock price at exercise and the volume of such exercises; therefore, these cannot be considered in the calculation of the estimated annual effective tax rate. The impact on our income tax provision for the three months ended March 31, 2023 for such discrete items was $0.9 million.

Liquidity and Capital Resources

Cash generated through operations is our primary source of liquidity. At March 31, 2023, we had cash, cash equivalents and marketable securities of $112.1 million and working capital of $347.9 million, compared to cash, cash equivalents and marketable securities of $121.5 million and working capital of $330.0 million at December 31, 2022. Our current ratio was 3.1 to 1 at March 31, 2023 versus 2.8 to 1 at December 31, 2022. Marketable securities represent fixed income investments that are highly liquid and can be readily purchased or sold through established markets. Such securities are held by our captive insurance company to satisfy capital requirements of the state regulator related to captive insurance companies.

For the three months ended March 31, 2023 and 2022, our cash flows were as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(16,290)	$(30,182)
Net cash used in investing activities	$(743)	$(1,375)
Net cash from (used in) financing activities	$6,907	$(6,338)

Operating Activities

Our primary sources of cash from operating activities are the revenues generated from our Housekeeping and Dietary services. Our primary uses of cash from operating activities are the funding of our payroll and other personnel-related costs, as well as the costs of supplies used in providing our services. For the three months ended March 31, 2023, cash flow from operations was negative primarily due to the increase in accounts receivable, driven by timing of customer payments, and due to the timing of payroll payments to our employees, including payments made to employees associated with our deferred compensation plan made in the first quarter.

Investing Activities

Our principal uses of cash for investing activities are capital expenditures such as housekeeping and food service equipment, computer software and equipment, and furniture and fixtures (see “Capital Expenditures” below for additional information). While no purchases of marketable securities were made during the three months ended March 31, 2023, we also use cash for such purchases when deemed appropriate in line with capital funding requirements for our captive entity. Such uses of cash are partially offset by proceeds from sales of marketable securities.

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

Financing Activities

The primary use of cash from financing activities is repurchases of our common stock. Prior to 2023, the primary use of cash from financing activities was the payment of dividends. On February 14, 2023, our Board of Directors authorized the repurchase of up to 7.5 million outstanding shares and suspended the quarterly dividend issued on common stock as part of our overall capital rebalancing strategy. As such, no dividends were issued during the quarter ended March 31, 2023. In the quarter ended March 31, 2022, we paid $15.7 million in cash dividends. During the three months ended March 31, 2022, we repurchased our common stock as part of the dividend reinvestment related to treasury shares held within the Deferred Compensation Plan. The number and value of the shares repurchased under the Deferred Compensation Plan were immaterial for the three months ended March 31, 2022.

We repurchased 0.2 million shares of our common stock for $2.2 million during the quarter ended March 31, 2023. We remain authorized to repurchase up to 7.3 million outstanding shares under the capital rebalancing strategy.

Line of Credit

At March 31, 2023, we had a $300 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a floating rate, based on our leverage ratio, and starting at the Term Secured Overnight Financing Rate (“SOFR”) rate plus 165 basis points. The Company’s line of credit was amended on November 22, 2022 to, among other things, provide for a five-year unsecured revolving loan facility in the aggregate amount of $300 million with, at the Company’s option, the ability to increase the revolving loan commitments to an aggregate amount not to exceed $500 million and to change the benchmark rate from the London Interbank Offered Rate (“LIBOR”) to SOFR. At March 31, 2023, there were $35.0 million in borrowings under the line of credit.

The line of credit requires us to satisfy two financial covenants. The covenants and their respective status at March 31, 2023 were as follows:

Covenant Descriptions and Requirements	As of March 31, 2023
Funded debt [1] to EBITDA [2] ratio: less than 3.50 to 1.00	1.85
EBITDA to Interest Expense ratio: not less than 3.00 to 1.00	14.96
1.All indebtedness for borrowed money including, but not limited to, capitalized lease obligations, reimbursement obligations in respect of letters of credit and guarantees of any such indebtedness.
2.Net income plus interest expense, income tax expense, depreciation, amortization, stock compensation expense, costs incurred to maintain the line of credit facility and certain third-party charges associated with the line of credit agreement or permitted acquisition-related activity, subject to limitations.

As noted above, we were in compliance with our financial covenants at March 31, 2023 and we expect to remain in compliance. The line of credit expires on November 22, 2027. We believe that our existing capacity under the line of credit provides adequate liquidity.

At March 31, 2023, we also had outstanding $85.7 million in irrevocable standby letters of credit, which relate to payment obligations under our insurance programs.

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new customers obtained. Such capital expenditures primarily consist of housekeeping and food service equipment purchases, laundry and linen equipment installations, computer hardware and software, and furniture and fixtures. Although we have no specific material commitments for capital expenditures through the end of calendar year 2023, we estimate that for 2023 we will have capital expenditures of approximately $4.0 million to $6.0 million, of which we have made $1.0 million through March 31, 2023.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to the consolidated financial statements included in the Form 10-K for the period ended December 31, 2022. As described in such notes, we recognize revenue in the period in which the performance obligation is satisfied. Refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2023, we had $112.1 million in cash, cash equivalents and marketable securities. The fair value of all of our cash equivalents and marketable securities are determined based on “Level 1” or “Level 2” inputs, which are based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Based on their evaluation as of March 31, 2023, pursuant to Securities Exchange Act of 1934, as amended (the "Exchange Act") Rule 13a-15(b), our Management, including our Principal Executive Officer and Principal Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act 13a-15(e)) are effective.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 1A. Risk Factors

There have been no other material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

On February 14, 2023, our Board of Directors authorized the repurchase of up to 7.5 million outstanding shares of common stock. We remain authorized to purchase 7.3 million shares of common stock under the share repurchase plan.

Shares repurchased pursuant to the Plan during the three months ended March 31, 2023, were as follows:

Quarter Ended March 31, 2023	Total number of shares of Common Stock repurchased	Average price paid per share of Common Stock	Aggregate purchase price of Common Stock repurchases[1]	Number of remaining shares authorized for repurchase
			(in thousands)
January 1, 2023 - January 31, 2023	—	$—	$—	7,500
February 1, 2023 - February 28, 2023	90,000	$13.63	$1,227	7,410
March 1, 2023 - March 31, 2023	79,300	$12.23	$970	7,331
First quarter	169,300	$12.93	$2,197	7,331
1.    Excludes commissions and other costs of less than $0.1 million.

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
101
The following financial information from the Company’s Form 10-Q for the quarterly period ended March 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE SERVICES GROUP, INC.

Date:	April 28, 2023	/s/ Theodore Wahl
Theodore Wahl
President & Chief Executive Officer
(Principal Executive Officer)

Date:	April 28, 2023	/s/ Andrew M. Brophy
Andrew M. Brophy
Vice President, Controller & Principal Accounting Officer
(Principal Financial and Accounting Officer )