Form 10-Q
period 2023-06-30
HEALTHCARE SERVICES GROUP INC
filed 2023-07-28
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $0.01 par value: 74,195,000 shares outstanding as of July 26, 2023.

Healthcare Services Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report and documents incorporated by reference into it may contain forward-looking statements within the meaning of federal securities laws, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “estimates,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services to the healthcare industry and primarily providers of long-term care; the impact of and future effects of the COVID-19 pandemic or other potential pandemics; having a significant portion of our consolidated revenues contributed by one customer during the six months ended June 30, 2023; credit and collection risks associated with the healthcare industry; the impact of bank failures; our claims experience related to workers’ compensation and general liability insurance (including any litigation claims, enforcement actions, regulatory actions and investigations arising from personal injury and loss of life related to COVID-19); the effects of changes in, or interpretations of laws and regulations governing the healthcare industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor-related matters such as minimum wage increases; the Company’s expectations with respect to selling, general, and administrative expense; and the risk factors described in Part I of our Form 10-K for the fiscal year ended December 31, 2022 under “Government Regulation of Customers,” “Service Agreements and Collections,” and “Competition” and under Item 1A. “Risk Factors” in such Form 10-K.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Healthcare Services Group, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	(Unaudited) June 30, 2023	December 31, 2022
ASSETS:
Current assets:
Cash and cash equivalents	$28,662	$26,279
Marketable securities, at fair value	93,185	95,200
Accounts and notes receivable, less allowance for doubtful accounts of $75,745 and $70,192 as of June 30, 2023 and December 31, 2022, respectively	380,061	336,777
Inventories and supplies	19,976	21,164
Taxes receivable	926	6,629
Prepaid expenses and other assets	26,276	22,583
Total current assets	549,086	508,632
Property and equipment, net	26,932	22,975
Goodwill	75,529	75,529
Other intangible assets, less accumulated amortization of $35,145 and $32,738 as of June 30, 2023 and December 31, 2022, respectively	13,539	15,946
Notes receivable — long–term portion, less allowance for doubtful accounts of $3,917 and $3,273 as of June 30, 2023 and December 31, 2022, respectively	30,740	32,609
Deferred compensation funding, at fair value	37,020	33,493
Deferred tax asset	28,204	28,338
Other long-term assets	708	812
Total assets	$761,758	$718,334

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$65,622	$68,296
Accrued payroll and related taxes	39,223	42,704
Other accrued expenses and current liabilities	17,129	17,835
Borrowings under line of credit	40,000	25,000
Income taxes payable	1,364	—
Deferred compensation liability — short-term	1,435	1,618
Accrued insurance claims	24,891	23,166
Total current liabilities	189,664	178,619
Accrued insurance claims — long-term	68,920	65,541
Deferred compensation liability — long-term	37,171	33,764
Lease liability — long-term	11,560	8,097
Other long-term liabilities	3,854	6,141
Commitments and contingencies (Note 15)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000 shares authorized; 76,329 and 76,161 shares issued, and 74,195 and 74,088 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	763	762
Additional paid-in capital	305,853	302,304
Retained earnings	175,794	154,495
Accumulated other comprehensive loss, net of taxes	(3,130)	(3,477)
Common stock in treasury, at cost, 2,134 and 2,073 shares as of June 30, 2023 and December 31, 2022, respectively	(28,691)	(27,912)
Total stockholders’ equity	$450,589	$426,172
Total liabilities and stockholders’ equity	$761,758	$718,334
See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$418,931	$424,857	$836,161	$851,668
Operating costs and expenses:
Costs of services provided	367,728	379,370	728,706	752,632
Selling, general and administrative expense	41,429	29,281	81,476	65,017
Other income (expense):
Investment and other income (loss), net	3,551	(7,511)	6,653	(9,034)
Interest expense	(1,915)	(445)	(3,666)	(954)
Income before income taxes	11,410	8,250	28,966	24,031

Income tax provision	2,812	1,430	7,684	5,882
Net income	$8,598	$6,820	$21,282	$18,149

Per share data:
Basic earnings per common share	$0.12	$0.09	$0.29	$0.24
Diluted earnings per common share	$0.12	$0.09	$0.29	$0.24

Weighted average number of common shares outstanding:
Basic	74,478	74,337	74,488	74,332
Diluted	74,567	74,358	74,543	74,345

Comprehensive income:
Net income	$8,598	$6,820	$21,282	$18,149
Other comprehensive (loss) gain:
Unrealized (loss) gain on available-for-sale marketable securities, net of taxes	(860)	(1,945)	347	(7,214)
Total comprehensive income	$7,738	$4,875	$21,629	$10,935

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows used in operating activities:
Net income	$21,282	$18,149
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,315	7,765
Bad debt provision	18,170	17,024
Deferred income tax benefit	42	—
Share-based compensation expense	4,409	4,768
Amortization of premium on marketable securities	1,073	1,125
Unrealized (gain) loss on deferred compensation fund investments	(3,790)	10,620
Changes in other long-term liabilities	(249)	(2,050)
Net loss on disposals of property and equipment	387	560
Changes in operating assets and liabilities:
Accounts and notes receivable	(59,585)	(58,810)
Inventories and supplies	1,188	2,480
Prepaid expenses and other assets	7,824	(508)
Deferred compensation funding	262	3,751
Accounts payable and other accrued expenses	(9,337)	(15,893)
Accrued payroll, accrued and withheld payroll taxes	(2,338)	(5,523)
Income taxes payable and receivable	(4,339)	5,038
Accrued insurance claims	5,104	6,217
Deferred compensation liability	3,695	(15,877)
Net cash used in operating activities	(8,887)	(21,164)
Cash flows (used in) from investing activities:
Disposals of property and equipment	85	201
Additions to property and equipment	(2,097)	(2,580)
Purchases of marketable securities	—	(2,875)
Sales of marketable securities	1,375	9,526
Cash paid for acquisitions	—	(114)
Net cash (used in) from investing activities	(637)	4,158
Cash flows from (used in) financing activities:
Dividends paid	—	(31,499)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	—	51
Proceeds from the exercise of stock options	—	410
Purchases of treasury stock	(2,223)	—
Proceeds from short-term borrowings	15,000	10,000
Payments of statutory withholding on net issuance of restricted stock units	(870)	(1,069)
Net cash from (used in) financing activities	11,907	(22,107)
Net change in cash and cash equivalents	2,383	(39,113)
Cash and cash equivalents at beginning of the period	26,279	70,794
Cash and cash equivalents at end of the period	$28,662	$31,681

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands) (Unaudited)

	For the six months ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	76,161	$762	$302,304	$(3,477)	$154,495	$(27,912)	$426,172
Comprehensive income:
Net income for the period	—	—	—	—	12,684	—	12,684
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	1,207	—	—	1,207
Comprehensive income for the period							$13,891
Other share-based compensation, net	167	1	(1)	—	—	—	—
Payment of statutory withholding on issuance of restricted stock units	—	—	(870)	—	—	—	(870)
Share-based compensation expense	—	—	1,973	—	—	—	1,973
Purchases of treasury stock	—	—	—	—	—	(2,223)	(2,223)
Treasury shares issued for Deferred Compensation Plan, net	—	—	307	—	—	168	475
Shares issued pursuant to Employee Stock Plan	—	—	(139)	—	—	1,274	1,135
Other	1	—	8	—	11	—	19
Balance, March 31, 2023	76,329	$763	$303,582	$(2,270)	$167,190	$(28,693)	$440,572
Comprehensive income:
Net income for the period	—	—	—	—	8,598	—	8,598
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(860)	—	—	(860)
Comprehensive income for the period							$7,738
Share-based compensation expense	—	—	2,278	—	—	—	2,278
Treasury shares issued for Deferred Compensation Plan, net	—	—	(7)	—	—	2	(5)
Other	—	—	—	—	6	—	6
Balance, June 30, 2023	76,329	$763	$305,853	$(3,130)	$175,794	$(28,691)	$450,589

See accompanying notes to consolidated financial statements.

	For the six months ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	76,009	$760	$294,124	$4,000	$183,957	$(30,164)	$452,677
Comprehensive income:
Net income for the period	—	—	—	—	11,329	—	11,329
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(5,269)	—	—	(5,269)
Comprehensive income for the period							$6,060
Exercise of stock options and other share-based compensation, net of shares tendered for payment	145	2	408	—	—	—	410
Payment of statutory withholding on issuance of restricted stock and restricted stock units	—	—	(1,069)	—	—	—	(1,069)
Share-based compensation expense	—	—	2,298	—	—	—	2,298
Treasury shares issued for Deferred Compensation Plan, net	—	—	110	—	—	414	524
Shares issued pursuant to Employee Stock Plan	—	—	368	—	—	1,144	1,512
Dividends paid and accrued, $0.21 per share	—	—	—	—	(15,859)	—	(15,859)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	6	—	—	19	25
Other	4	—	59	—	—	—	59
Balance, March 31, 2022	76,158	$762	$296,304	$(1,269)	$179,427	$(28,587)	$446,637
Comprehensive income:
Net income for the period	—	—	—	—	6,820	—	6,820
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(1,945)	—	—	(1,945)
Comprehensive income for the period							$4,875
Exercise of stock options and other share-based compensation, net of shares tendered for payment	2	—	—	—	—	—	—
Share-based compensation expense	—	—	2,292	—	—	—	2,292
Treasury shares issued for Deferred Compensation Plan, net	—	—	(196)	—	—	191	(5)
Dividends paid and accrued, $0.21 per share	—	—	—	—	(15,980)	—	(15,980)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	5	—	—	21	26
Balance, June 30, 2022	76,160	$762	$298,405	$(3,214)	$170,267	$(28,375)	$437,845
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

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows. However, in the Company’s opinion, all adjustments which are of a normal recurring nature and are necessary for a fair presentation have been reflected in these consolidated financial statements. The balance sheet shown in this report as of December 31, 2022 has been derived from the audited financial statements for the year ended December 31, 2022. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for any future period.

Use of Estimates in Financial Statements

In preparing financial statements in conformity with U.S. GAAP, estimates and assumptions are made that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from those estimates. Significant estimates are used in determining, but are not limited to, the Company’s allowance for doubtful accounts, accrued insurance claims, deferred taxes and reviews for potential impairment. The estimates are based upon various factors including current and historical trends, as well as other pertinent industry and regulatory authority information. Management regularly evaluates this information to determine if it is necessary to update the basis for its estimates and to adjust for known changes.

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

Accounts and Notes Receivable

Accounts and notes receivable consist of Housekeeping and Dietary segment trade receivables from contracts with customers. The Company’s payment terms with customers for services provided are defined within each customer’s service agreement. Accounts receivable are considered short term assets as the Company does not grant payment terms greater than one year. Accounts receivable initially are recorded at the transaction amount, and are recorded after the Company has an unconditional right to payment where only the passage of time is required before payment is received. Each reporting period, the Company evaluates the collectability of outstanding receivable balances and records an allowance for doubtful accounts representing an estimate of future expected credit loss. Additions to the allowance for doubtful accounts are made by recording a charge to bad debt expense reported in costs of services provided.

Notes receivable are initially recorded when accounts receivable are transferred into a promissory note and are recorded as an alternative to accounts receivable to memorialize an unqualified promise to pay a specific sum, typically with interest, in accordance with a defined payment schedule. The Company’s payment terms with customers on promissory notes can vary based on several factors and the circumstances of each promissory note, however most promissory notes mature over 1 to 4 years. Similar to accounts receivable, each reporting period the Company evaluates the collectability of outstanding notes receivable balances and records an allowance for doubtful accounts representing an estimate of future expected credit losses.

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

Leases

The Company records assets and liabilities on the Consolidated Balance Sheets to recognize the rights and obligations arising from leasing arrangements with contractual terms greater than 12 months, as permitted by U.S. GAAP. A leasing arrangement includes any contract which entitles the Company to the right of use of an identified tangible asset where there are no restrictions as to the direct of use of the asset, and the Company obtains substantially all of the economic benefits from the right of use.

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

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets are amortized on a straight-line basis over their respective useful lives. Goodwill represents the excess of cost over the fair value of net assets of acquired businesses. Management reviews the carrying value of goodwill annually during the fourth quarter to assess for impairment or more often if events or circumstances indicate that the carrying value may exceed its estimated fair value.

No impairment loss was recognized on the Company’s intangible assets or goodwill during the six months ended June 30, 2023 or 2022.

Concentrations of Credit Risk

The Company’s financial instruments that are subject to credit risk are cash and cash equivalents, marketable securities, deferred compensation funding and accounts and notes receivable. At June 30, 2023 and December 31, 2022, the majority of the Company’s cash and cash equivalents and marketable securities were held in one large financial institution located in the United States. The Company’s marketable securities are fixed income investments which are highly liquid and can be readily purchased or sold through established markets.

The Company’s customers are concentrated in the healthcare industry and are primarily providers of long-term care. The revenues of many of the Company’s customers are highly reliant on Medicare, Medicaid and third party payors’ reimbursement funding rates. New legislation or changes in existing regulations could directly impact the governmental reimbursement programs in which the Company’s customers participate. As a result, the Company may not realize the full effects such programs may have on the Company’s customers until such new legislation or changes in existing regulations are fully implemented and governmental agencies issue applicable regulations or guidance.

Employee Retention Credit

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). One provision within the CARES Act provided an Employee Retention Credit (“ERC”), which allows for employers to claim a refundable tax credit against the employer share of Social Security tax equal to 50% of the qualified wages paid to employees from March 13, 2020 through December 31, 2020. The ERC was subsequently expanded in 2021 for employers to claim a refundable tax credit for 70% of the qualified wages paid to employees from January 1, 2021 through September 30, 2021.

The Company accounted for the ERC by analogy to International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. During the quarter ended June 30, 2023 the Company filed a claim for the ERC for qualified wages paid in 2020 and 2021 and through July 28, 2023 has yet to receive any refunds or receive any correspondence from the IRS regarding the ERC filing. The Company believes that there is not reasonable assurance that any receipt of credits will be obtained and therefore has not recognized any amounts related to the ERC in the accompanying consolidated financial statements. Should reasonable assurance over any receipt of ERC credits be obtained in future periods, the Company would recognize such amounts as an offset to expense within “Costs of services provided” on the Consolidated Statements of Comprehensive Income. In the event the Company obtains a refund in future periods, such refunds would be subject to IRS audit under the applicable statute of limitations.

Note 2—Revenue

The Company presents its consolidated revenues disaggregated by reportable segment, as Management evaluates the nature, amount, timing and uncertainty of the Company’s revenues by segment. Refer to Note 12—Segment Information herein as well as the information below regarding the Company’s reportable segments.

Housekeeping

Housekeeping accounted for $384.3 million and $400.8 million of the Company’s consolidated revenues for the six months ended June 30, 2023 and 2022, respectively, which represented approximately 46.0% and 47.1% of the Company’s revenues in each respective period. Housekeeping services include managing customers’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the customers’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the customers’ facilities. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

Dietary

Dietary services accounted for $451.8 million and $450.9 million of the Company’s consolidated revenues for the six months ended June 30, 2023 and 2022, respectively, which represented approximately 54.0% and 52.9% of the Company’s revenues in each respective period. Dietary services consist of managing customers’ dietary departments which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support provided by a District Manager specializing in dietary services. The Company also offers clinical consulting services to facilities which if contracted is a service bundled within the monthly service provided to customers. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate dietitian services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

Revenue Recognition

The Company’s revenues are derived from contracts with customers. The Company recognizes revenue to depict the transfer of promised goods and services to customers in amounts that reflect the consideration to which the Company is entitled in exchange for those goods and services. The Company’s costs of obtaining contracts are not material.

The Company performs services and provides goods in accordance with its contracts with its customers. Such contracts typically provide for a renewable one year service term, cancellable by either party upon 30 to 90 days’ notice, after an initial period of 60 to 120 days. A performance obligation is the unit of account under Accounting Standards Codification ("ASC") 606 and is defined as a promise in a contract to transfer a distinct good or service to the customer. The Company’s Housekeeping and Dietary contracts relate to the provision of bundles of goods, services or both, which represent a series of distinct goods and services that are substantially the same and that have the same pattern of transfer to the customer. The Company accounts for the series as a single performance obligation satisfied over time, as the customer simultaneously receives and consumes the benefits of the goods and services provided. Revenue is recognized using the output method, which is based upon the delivery of goods and services to the customers’ facilities. In limited cases, the Company provides goods, services or both before the execution of a written contract. In these cases, the Company defers the recognition of revenue until a contract is executed. The amount of such deferred revenue was $0.2 million and $0.3 million as of June 30, 2023 and December 31, 2022. Additionally, substantially all such revenue amounts deferred as of December 31, 2022 were subsequently recognized as revenue during the six months ended June 30, 2023.

The transaction price is the amount of consideration to which the Company is entitled in exchange for transferring promised goods or services to its customers. The transaction price does not include taxes assessed or collected. The Company’s contracts detail the fees that the Company charges for the goods and services it provides. For certain contracts which contain a variable component to the transaction price, the Company is required to make estimates of the amount of consideration to which the Company will be entitled based on variability in resident and patient populations serviced, product usage or quantities consumed. The Company recognizes revenue related to such estimates only when the Company determines that there will not be a significant reversal in the amount of revenue recognized. The Company’s contracts generally do not contain significant financing components as payment terms are less than one year.

The Company allocates the transaction price to each performance obligation noting that the bundle of goods, services or goods and services provided under each Housekeeping and Dietary contract represents a single performance obligation that is satisfied over time. The Company recognizes the related revenue when it satisfies the performance obligation by transferring a bundle of promised goods, services or both to a customer. Such recognition is on a monthly or weekly basis, as goods are provided and services are performed. In some cases, the Company requires customers to pay in advance for goods and services to be provided. As of June 30, 2023, the value of the contract liabilities associated with customer prepayments was $1.4 million. As of December 31, 2022, the value of the contract liabilities associated with customer prepayments was $3.1 million. The Company recognized $1.8 million of revenue during the six months ended June 30, 2023 which was recorded as a contract liability on December 31, 2022.

Transaction Price Allocated to Remaining Performance Obligations

The Company recognizes revenue as it satisfies the performance obligations associated with contracts with customers which, due to the nature of the goods and services provided by the Company, are satisfied over time. Contracts may contain transaction prices that are fixed, variable or both. The Company’s contracts with customers typically provide for an initial term of one year, with renewable one year service terms, cancellable by either party upon 30 to 90 days’ notice after an initial period of 60 to 120 days.

As of June 30, 2023, the Company had $66.1 million related to performance obligations that were unsatisfied or partially unsatisfied for which the Company expects to recognize revenue. The Company expects to recognize revenue on all of the remaining performance obligations over the next 12 months. These amounts exclude variable consideration primarily related to performance obligations that consist of a series of distinct service periods with revenues based on future performance that cannot be estimated at contract inception. The Company also has elected to apply the practical expedient that permits exclusion of information about the remaining performance obligations with original expected durations of one year or less.

Note 3—Accounts and Notes Receivable

The Company’s accounts and notes receivable balances consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(in thousands)
Short-term
Accounts and notes receivable	$455,806	$406,969
Allowance for doubtful accounts	(75,745)	(70,192)
Total net short-term accounts and notes receivable	$380,061	$336,777
Long-term
Notes receivable	$34,657	$35,882
Allowance for doubtful accounts	(3,917)	(3,273)
Total net long-term notes receivable	$30,740	$32,609
Total net accounts and notes receivable	$410,801	$369,386

The Company makes credit decisions on a case-by-case basis after reviewing a number of qualitative and quantitative factors related to the specific customer as well as current industry variables that may impact that customer. There are a variety of factors that impact a customer’s ability to pay in accordance with the Company’s contracts. These factors include, but are not limited to, fluctuating census numbers, litigation costs and the customer’s participation in programs funded by federal and state governmental agencies. Deviations in the timing or amounts of reimbursements under those programs can impact the customer’s cash flows and its ability to make timely payments. However, the customer’s obligation to pay the Company in accordance with the contract is not contingent upon the customer’s cash flow. Notwithstanding the Company’s efforts to minimize its credit risk exposure, the aforementioned factors, as well as other factors that impact customer cash flows or ability to make timely payments, could have an indirect, yet material, adverse effect on the Company’s results of operations and financial condition.

Fluctuations in net accounts and notes receivable are generally attributable to a variety of factors including, but not limited to, the timing of cash receipts from customers and the inception, transition, modification or termination of customer relationships. The Company deploys significant resources and invests in tools and processes to optimize Management’s credit and collections efforts. When appropriate, the Company utilizes interest-bearing promissory notes to enhance the collectability of amounts due, by instituting definitive repayment plans and providing a means by which to further evidence the amounts owed. In addition, the Company may amend contracts from full service to management-only arrangements, or adjust contractual payment terms, to accommodate customers who have in good faith established clearly-defined plans for addressing cash flow issues. These efforts are intended to minimize the Company’s collections risk.

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

The Company evaluates its accounts and notes receivable for expected credit losses quarterly. Accounts receivable are evaluated based on internally developed credit quality indicators derived from the aging of receivables. Notes receivable are evaluated based on internally developed credit quality indicators derived from Management’s assessment of collection risk. The Company manages the accounts and notes receivable portfolios using a two tiered approach by disaggregating standard receivables, which are invoices or promissory notes in good standing, from those who have been identified by Management as having an elevated credit risk profile due to a triggering event such as bankruptcy. At the end of each period, the Company sets a reserve for expected credit losses on standard accounts and notes receivable based on the Company’s historical loss rates. Accounts and notes receivable with an elevated risk profile, which are from customers who have filed bankruptcy, are subject to collections activity or are slow payers that are experiencing financial difficulties, are aggregated and evaluated to determine the total reserve for the class of receivable.

ASC 326 permits entities to make an accounting policy election not to measure an estimate for credit losses on accrued interest if those entities write-off accrued interest deemed uncollectible in a timely manner. The Company follows an income recognition policy on all interest earned on notes receivable. Under such policy the Company accounts for all notes receivable on a non-accrual basis and defers the recognition of any interest income until receipt of cash payments. This policy was established based on the Company’s history of collections of interest on outstanding notes receivable, as we do not deem it probable that we will receive substantially all interest on outstanding notes receivable. Accordingly, the Company does not record a credit loss adjustment for accrued interest. Interest income from notes receivable for the three months ended June 30, 2023 and 2022 was $0.7 million and $0.5 million, respectively. Interest income from notes receivable for the six months ended June 30, 2023 and 2022 was $1.3 million and $0.8 million, respectively.

The following table presents the Company’s two tiers of notes receivable further disaggregated by year of origination as of June 30, 2023 and write-off activity for the six months ended June 30, 2023.

	Notes receivable
	Amortized cost basis by origination year
	2023	2022	2021	2020	2019	Prior	Total
	(in thousands)
Notes receivable
Standard notes receivable	$20,613	$26,710	$7,898	$1,540	$53	$21,691	$78,505
Elevated risk notes receivable	$—	$—	$2,510	$—	$—	$795	$3,305

Current-period gross write-offs	$—	$101	$—	$—	$—	$53	$154
Current-period recoveries	—	—	—	—	—	—	—
Current-period net write-offs	$—	$101	$—	$—	$—	$53	$154

The following table provides information as to the status of payment on the Company’s notes receivable which were past due as of June 30, 2023.

	Age analysis of past-due notes receivable as of June 30, 2023
	0 - 90 Days	91 - 180 Days	Greater than 181 Days	Total
	(in thousands)
Notes receivable
Standard notes receivable	$3,269	$2,253	$4,510	$10,032
Elevated risk notes receivable	205	136	795	1,136
	$3,474	$2,389	$5,305	$11,168

The following tables provide a summary of the changes in the Company’s allowance for doubtful accounts on a portfolio segment basis for the three months ended June 30, 2023 and 2022.

	Allowance for doubtful accounts
Portfolio Segment:	March 31, 2023	Write-Offs[1]	Bad Debt Expense	June 30, 2023
	(in thousands)
Accounts receivable	$68,407	$(8,365)	$10,378	$70,420

Notes receivable
Standard notes receivable	$6,425	$(101)	$684	$7,008
Elevated risk notes receivable	2,035	(2)	201	2,234
Total notes receivable	$8,460	$(103)	$885	$9,242
Total accounts and notes receivable	$76,867	$(8,468)	$11,263	$79,662
1.Write-offs are shown net of recoveries. During the three months ended June 30, 2023, the Company collected less than $0.1 million of accounts and notes receivables which had previously been written-off as uncollectible.

	Allowance for doubtful accounts
Portfolio segment:	March 31, 2022	Write-Offs[1]	Bad Debt Expense	June 30, 2022
	(in thousands)
Accounts receivable	$49,411	$(707)	$13,899	$62,603

Notes receivable
Standard notes receivable	$12,542	$(55)	$119	$12,606
Elevated risk notes receivable	1,139	(483)	155	811
Total notes receivable	$13,681	$(538)	$274	$13,417
Total accounts and notes receivable	$63,092	$(1,245)	$14,173	$76,020
1.Write-offs are shown net of recoveries. During the three months ended June 30, 2022, the Company collected less than $0.1 million of accounts and notes receivables which had previously been written-off as uncollectible.
The following tables provide a summary of the changes in the Company’s allowance for doubtful accounts on a portfolio segment basis for the six months ended June 30, 2023 and 2022.

	Allowance for doubtful accounts
Portfolio segment:	December 31, 2022	Write-Offs[1]	Bad Debt Expense	June 30, 2023
	(in thousands)
Accounts receivable	$66,601	$(11,818)	$15,637	$70,420

Notes receivable
Standard notes receivable	$6,052	$(101)	$1,057	$7,008
Elevated risk notes receivable	811	(53)	1,476	2,234
Total notes receivable	$6,863	$(154)	$2,533	$9,242
Total accounts and notes receivable	$73,464	$(11,972)	$18,170	$79,662
1.Write-offs are shown net of recoveries. During the six months ended June 30, 2023, the Company collected $0.1 million of accounts and notes receivables which had previously been written-off as uncollectible.

	Allowance for doubtful accounts
Portfolio segment:	December 31, 2021	Write-Offs[1]	Bad Debt Expense	June 30, 2022
	(in thousands)
Accounts receivable	$50,794	$(6,050)	$17,859	$62,603

Notes receivable
Standard notes receivable	$13,607	$(55)	$(946)	$12,606
Elevated risk notes receivable	1,183	(483)	111	811
Total notes receivable	$14,790	$(538)	$(835)	$13,417
Total accounts and notes receivable	$65,584	$(6,588)	$17,024	$76,020
1.Write-offs are shown net of recoveries. During the six months ended June 30, 2022, the Company collected $0.2 million of accounts and notes receivables which had previously been written-off as uncollectible.

Note 5—Changes in Accumulated Other Comprehensive Income by Component

The Company’s accumulated other comprehensive income consists of unrealized gains and losses from the Company’s available-for-sale marketable securities. The following table provides a summary of the changes in accumulated other comprehensive income for the six months ended June 30, 2023 and 2022:

	Unrealized gains and losses on available-for-sale securities[1]
	Six Months Ended June 30,
	2023	2022
	(in thousands)
Accumulated other comprehensive (loss) income — beginning balance	$(3,477)	$4,000
Other comprehensive income (loss) before reclassifications	344	(7,234)
Losses reclassified from other comprehensive income[2]	3	20
Net current period other comprehensive income (loss)[3]	347	(7,214)
Accumulated other comprehensive loss — ending balance	$(3,130)	$(3,214)
1.All amounts are net of tax.
2.Realized gains and losses were recorded pre-tax under “Investment and other income” in the Consolidated Statements of Comprehensive Income. For the six months ended June 30, 2023 and 2022, the Company recorded less than $0.1 million of realized losses from the sale of available-for-sale securities. Refer to Note 9—Fair Value Measurements herein for further information.
3.For the six months ended June 30, 2023 and 2022, the changes in other comprehensive income were net of a tax expense of $0.1 million and benefit of $1.9 million, respectively.

	Amounts Reclassified from Accumulated Other Comprehensive Income
	2023	2022
	(in thousands)
Three Months Ended June 30,
Losses from the sale of available-for-sale securities	$(2)	$(14)
Tax benefit	1	3
Net loss reclassified from accumulated other comprehensive income	$(1)	$(11)
Six Months Ended June 30,
Losses from the sale of available-for-sale securities	$(4)	$(26)
Tax benefit	1	6
Net loss reclassified from accumulated other comprehensive income	$(3)	$(20)

Note 6—Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded over the estimated useful life of each class of depreciable asset, and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

The following table sets forth the amounts of property and equipment by each class of depreciable asset as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(in thousands)
Housekeeping and dietary equipment	$14,184	$13,585
Computer hardware and software	6,418	6,086
Operating lease — right-of-use assets	25,838	34,445
Other[1]	1,076	1,055
Total property and equipment, at cost	47,516	55,171
Less accumulated depreciation	20,584	32,196
Total property and equipment, net	$26,932	$22,975
1.Includes furniture and fixtures, leasehold improvements and autos and trucks.

Depreciation expense for each of the three months ended June 30, 2023 and 2022 was $2.4 million. Depreciation expense for the six months ended June 30, 2023 and 2022 was $4.9 million and $5.3 million, respectively. Of the depreciation expense recorded for the three and six months ended June 30, 2023, $1.6 million and $2.8 million related to the depreciation of the Company’s operating lease - right-of-use assets (“ROU Assets”), respectively. Of the depreciation expense recorded for the three and six months ended June 30, 2022, $1.5 million and $3.1 million related to the depreciation of the Company’s ROU Assets, respectively.

Note 7—Leases

The Company recognizes ROU assets and lease liabilities for automobiles, office buildings, IT equipment and small storage units for the temporary storage of operational equipment. The Company’s leases have remaining lease terms ranging from less than 1 year to 6 years, and have extension options ranging from 1 year to 5 years. Most leases include the option to terminate the lease within 1 year.

The Company uses practical expedients offered under the ASC 842 guidance to combine lease and non-lease components within leasing arrangements and to recognize the payments associated with short-term leases in earnings on a straight-line basis over the lease term, with the cost associated with variable lease payments recognized when incurred. These accounting policy elections impact the value of the Company’s ROU assets and lease liabilities. The value of the Company’s ROU assets is determined as the non-depreciated fair value of its leasing arrangements and is recorded in “Property and equipment, net” on the Company’s Consolidated Balance Sheets. The value of the Company’s lease liabilities is the present value of fixed lease payments not yet paid, which is discounted using either the rate implicit in the lease contract if that rate can be determined or the Company’s incremental borrowing rate (“IBR”) and is recorded in “Other accrued expenses and current liabilities” and “Lease liability — long-term portion” on the Company’s Consolidated Balance Sheets. The Company’s IBR is determined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment.

Any future lease payments that are not fixed based on the terms of the lease contract, or fluctuate based on a factor other than an index or rate, are considered variable lease payments and are not included in the value of the Company’s ROU assets or lease liabilities. The Company’s variable lease payments are mostly incurred from automobile leases and relate to miscellaneous transportation costs including repair costs, insurance, and terminal rental adjustment payments due at lease settlement. Such rental adjustment payments can result in a reduction to the Company’s total variable lease payments.

Components of lease expense required by ASC 842 are presented below for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Lease cost
Operating lease cost	$1,444	$1,528
Short-term lease cost	422	225
Variable lease cost	633	245
Total lease cost	$2,499	$1,998

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Lease cost
Operating lease cost	$2,831	$2,915
Short-term lease cost	654	580
Variable lease cost	1,083	327
Total lease cost	$4,568	$3,822

Supplemental information required by ASC 842 is presented below for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023	2022
	(dollar amounts in thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,110	$3,300
Weighted-average remaining lease term — operating leases	3.7 years	4.3 years
Weighted-average discount rate — operating leases	6.0%	4.3%

During the three and six months ended June 30, 2023, the Company’s ROU assets and lease liabilities were reduced by $0.4 million and $1.1 million, respectively due to lease cancellations. During the three and six months ended June 30, 2022, the Company's ROU assets and lease liabilities were reduced by $0.5 million and $1.4 million, respectively.

The following is a schedule by calendar year of future minimum lease payments under operating leases that have remaining terms as of June 30, 2023:

Period/Year	Operating Leases
(in thousands)
July 1 to December 31, 2023	$3,412
2024	6,070
2025	4,833
2026	2,405
2027	1,365
2028	1,389
Thereafter	116
Total minimum lease payments	$19,590
Less: imputed lease payments	1,990
Present value of lease liabilities	$17,600

Note 8—Goodwill and Other Intangible Assets

The Company’s other intangible assets consist of customer relationships, trade names, patents and non-compete agreements which were obtained through acquisitions and are recorded at their fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful lives. The weighted-average amortization period of customer relationships, trade names, patents and non-compete agreements are approximately 10 years, 13 years, 8 years and 4 years, respectively.

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remainder of 2023, the following five fiscal years and thereafter:

Period/Year	Total Amortization Expense
(in thousands)
July 1 to December 31, 2023	$1,412
2024	$2,685
2025	$2,685
2026	$2,666
2027	$1,195
2028	$613
Thereafter	$2,283

Amortization expense for the three months ended June 30, 2023 and 2022 was $1.2 million for both periods. Amortization expense for the six months ended June 30, 2023 and 2022 was $2.4 million for both periods.

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

The Company’s marketable securities are held by the Company’s captive insurance company to satisfy capital requirements of the state regulator related to captive insurance companies. Such securities primarily consist of tax-exempt municipal bonds, which are classified as available-for-sale and are reported at fair value. Unrealized gains and losses associated with these investments are included in “Unrealized (loss) gain on available-for-sale marketable securities, net of taxes” within the Consolidated Statements of Comprehensive Income. The fair value of these marketable securities is classified within Level 2 of the fair value hierarchy, as these securities are measured using quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable. Such valuations are determined by a third-party pricing service. For the three and six months ended June 30, 2023, the Company recorded unrealized losses, net of taxes of $0.9 million and unrealized gains, net of taxes of $0.3 million on marketable securities, respectively. For the three and six months ended June 30, 2022, the Company recorded unrealized losses, net of taxes of $1.9 million and $7.2 million, respectively.

As part of a prior year acquisition of a prepackaged meal manufacturer, the Company agreed to pay royalties to the seller on all future product sales. The Company recorded a liability for the expected future payments within “Other long-term liabilities” on the Consolidated Balance Sheets and any payments within 12 months within “Other accrued expenses and current liabilities”. The fair value of this liability is measured using forecasted sales models (Level 3). For the three months ended June 30, 2023 and 2022, the Company recorded realized gains of $0.6 million and gains of $0.2 million, respectively, associated with changes in fair value of the liability. Gains and losses are recorded within “Costs of services provided” in the Consolidated Statements of Comprehensive Income related to the subsequent measurement of the liability. For the six months ended June 30, 2023 and 2022, the Company recorded realized gains of $0.2 million and $1.9 million, respectively, within “Costs of services provided” in the Consolidated Statements of Comprehensive Income related to the subsequent measurement of the liability at each period end.

For the three months ended June 30, 2023 and 2022, the Company received total proceeds, less the amount of interest received, of $1.2 million and $8.0 million, respectively, from sales of available-for-sale municipal bonds. For both the three months ended June 30, 2023 and 2022, these sales resulted in realized losses of less than $0.1 million. For the six months ended June 30, 2023 and 2022, the Company received total proceeds, less the amount of interest received, of $1.4 million and $9.5 million, respectively, from sales of available-for-sale municipal bonds. For both the six months ended June 30, 2023 and 2022, these sales resulted in realized losses of less than $0.1 million, which were recorded within “Investment and other income (loss), net” in the Consolidated Statements of Comprehensive Income. The basis for the sale of these securities was the specific identification of each bond sold during the period.

The investments under the funded deferred compensation plan are classified as trading securities and unrealized gains or losses are recorded in “Selling, general and administrative expense” in the Consolidated Statements of Comprehensive Income. The fair value of these investments are determined based on quoted market prices (Level 1). For the three months ended June 30, 2023 and 2022, the Company recognized unrealized gains of $2.3 million and unrealized losses of $6.5 million, respectively, related to equity securities still held at the respective reporting dates. For the six months ended June 30, 2023 and 2022, the Company recognized unrealized gains of $3.8 million and unrealized losses of $10.6 million, respectively, related to equity securities still held at the respective reporting dates.

The following tables provide fair value measurement information for the Company’s marketable securities and deferred compensation fund investments as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$93,185	$93,185	$—	$93,185	$—
Deferred compensation fund
Money Market[1]	$2,005	$2,005	$—	$2,005	$—
Commodities	235	235	235	—	—
Fixed Income	4,023	4,023	4,023	—	—
International	4,096	4,096	4,096	—	—
Large Cap Blend	2,114	2,114	2,114	—	—
Large Cap Growth	13,022	13,022	13,022	—	—
Large Cap Value	6,134	6,134	6,134	—	—
Mid Cap Blend	2,682	2,682	2,682	—	—
Real Estate	335	335	335	—	—
Small Cap Blend	3,809	3,809	3,809	—	—
Deferred compensation fund[2]	$38,455	$38,455	$36,450	$2,005	$—

	As of December 31, 2022
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$95,200	$95,200	$—	$95,200	$—
Deferred compensation fund
Money Market[1]	$2,420	$2,420	$—	$2,420	$—
Commodities	170	170	170	—	—
Fixed Income	3,571	3,571	3,571	—	—
International	4,093	4,093	4,093	—	—
Large Cap Blend	1,210	1,210	1,210	—	—
Large Cap Growth	11,064	11,064	11,064	—	—
Large Cap Value	6,133	6,133	6,133	—	—
Mid Cap Blend	2,667	2,667	2,667	—	—
Real Estate	359	359	359	—	—
Small Cap Blend	3,424	3,424	3,424	—	—
Deferred compensation fund[2]	$35,111	$35,111	$32,691	$2,420	$—
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
2.As of June 30, 2023 and December 31, 2022, $1.4 million and $1.6 million of short-term deferred compensation funding is included in “Prepaid expenses and other assets” on the Company’s Consolidated Balance Sheets, respectively. Such amounts of short-term deferred compensation funding represent investments expected to be liquidated and paid within 12 months of June 30, 2023.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Credit Impairment Losses[1]
	(in thousands)
June 30, 2023
Type of security:
Municipal bonds — available-for-sale	$97,147	$194	$(4,156)	$93,185	$—
Total debt securities	$97,147	$194	$(4,156)	$93,185	$—

December 31, 2022
Type of security:
Municipal bonds — available-for-sale	$99,601	$229	$(4,630)	$95,200	$—
Total debt securities	$99,601	$229	$(4,630)	$95,200	$—
1.The Company performs a credit impairment loss assessment quarterly on an individual security basis. As of June 30, 2023 and December 31, 2022, no allowance for credit loss impairment has been recognized as the issuers of these securities have not established a cause for default and various rating agencies have reaffirmed each security's investment grade status. The fair value of these securities have fluctuated since the purchase date as market interest rates fluctuate. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of the securities’ amortized cost basis.

The following table summarizes the contractual maturities of debt securities held at June 30, 2023 and December 31, 2022, which are classified as “Marketable securities, at fair value” in the Consolidated Balance Sheets:

	Municipal Bonds — Available-for-Sale
Contractual maturity:	June 30, 2023	December 31, 2022
	(in thousands)
Maturing in one year or less	$5,723	$2,798
Maturing in second year through fifth year	32,436	35,068
Maturing in sixth year through tenth year	39,265	38,575
Maturing after ten years	15,761	18,759
Total debt securities	$93,185	$95,200

Note 10—Share-Based Compensation

The components of the Company’s share-based compensation expense for the six months ended June 30, 2023 and 2022 are as follows:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Stock options	$463	$625
Restricted stock, restricted stock units and deferred stock units	3,223	3,561
Performance stock units	565	404
Employee Stock Purchase Plan	158	178
Total pre-tax share-based compensation expense charged against income	$4,409	$4,768

The following table summarizes the components of share-based compensation expense included within the Consolidated Statements of Comprehensive Income for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Selling, general & administrative expense	$4,363	$4,712
Costs of services provided	46	56
Total share-based compensation expense	$4,409	$4,768

At June 30, 2023, the unrecognized compensation cost related to unvested stock options and awards was $21.2 million. The weighted average period over which these awards will vest is approximately 3.3 years.

Amended 2020 Omnibus Incentive Plan

On May 26, 2020, the Company adopted the 2020 Omnibus Incentive Plan after approval by the Company’s Shareholders at the 2020 Annual Meeting of Shareholders. On May 30, 2023, the Company increased the authorized shares under the 2020 Omnibus Incentive Plan (as amended, the “Amended 2020 Plan”) by 2,500,000 shares after approval by the Company’s Shareholders at the 2023 Annual Meeting of Shareholders. The Amended 2020 Plan provides that current or prospective officers, employees, non-employee directors and advisors can receive share-based awards such as stock options, performance stock units, restricted stock units and other stock awards. The Amended 2020 Plan seeks to encourage profitability and growth of the Company through short-term and long-term incentives that are consistent with the Company’s operating objectives.

As of June 30, 2023, there were 7.0 million shares of common stock reserved for issuance under the Amended 2020 Plan, of which 3.2 million are available for future grant. The amount of shares available for issuance under the Amended 2020 Plan will increase when outstanding awards under the Company’s Second Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”) are subsequently forfeited, terminated, lapsed or satisfied thereunder in cash or property other than shares. No stock award will have a term in excess of 10 years. The Nominating, Compensation and Stock Option Committee of the Board of Directors is responsible for determining the terms of the grants in accordance with the Amended 2020 Plan.

Stock Options

A summary of stock options outstanding under the Amended 2020 Plan and the 2012 Plan as of December 31, 2022 and changes during the six months ended June 30, 2023 are as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price
	(in thousands)
December 31, 2022	2,375	$31.56
Granted	207	$13.72
Exercised	—	$—
Forfeited	—	$—
Expired	(139)	$24.68
June 30, 2023	2,443	$30.43

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2023 and 2022 was $6.53 and $4.06 per common share, respectively. No stock options were exercised during the six months ended June 30, 2023. The total intrinsic value of stock options exercised during the six months ended June 30, 2022 was $0.1 million.

The fair value of stock option awards granted in 2023 and 2022 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Six Months Ended June 30,
	2023	2022
Risk-free interest rate	4.0%	1.5%
Weighted average expected life	6.9 years	6.7 years
Expected volatility	39.5%	36.6%
Dividend yield	—%	4.6%

The following table summarizes other information about the stock options at June 30, 2023:

June 30, 2023
(amounts in thousands, except per share data)
Outstanding:
Aggregate intrinsic value	$251
Weighted average remaining contractual life	5.0 years
Exercisable:
Number of options	1,705
Weighted average exercise price	$34.73
Aggregate intrinsic value	$—
Weighted average remaining contractual life	3.6 years

Restricted Stock Units

The fair value of outstanding restricted stock units was determined based on the market price of the shares on the date of grant. During the six months ended June 30, 2023, the Company granted 0.5 million restricted stock units to its employees with a weighted average grant date fair value of $13.74 per unit. During the six months ended June 30, 2022, the Company granted 0.4 million restricted stock units with a weighted average grant date fair value of $18.06 per unit.

A summary of the outstanding restricted stock units as of December 31, 2022 and changes during the six months ended June 30, 2023 is as follows:

	Restricted Stock Units
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2022	825	$24.37
Granted	533	$13.74
Vested	(237)	$27.82
Forfeited	(17)	$18.72
June 30, 2023	1,104	$18.59

Performance Stock Units

On February 24, 2023, the Company issued 80,000 Performance Stock Units (“PSUs”) to the Company’s executive officers. Such PSUs are contingent upon the achievement of certain total shareholder return (“TSR”) targets as compared to the TSR of the S&P 400 MidCap Index and the participant’s continued employment with the Company for the three year period ending December 31, 2025, the date at which such PSUs vest. The unrecognized share-based compensation cost of the TSR-based PSU awards at June 30, 2023 is $2.0 million and is expected to be recognized over a weighted-average period of 1.9 years.

A summary of the outstanding PSUs as of December 31, 2022 and changes during the six months ended June 30, 2023 is as follows:

	Performance Stock Units
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2022	95	$26.01
Granted	80	$16.20
Vested	—	$—
Forfeited	—	$—
June 30, 2023	175	$21.52

Deferred Stock Units

The Company grants Deferred Stock Units (“DSUs”) to our non-employee directors. Once vested, the recipient shall be entitled to receive a lump sum payment of a number of shares equal to the total number of DSUs issued to such recipient upon the first to occur of (i) the five year anniversary of the date of grant, (ii) the recipient's death, disability or separation of service from the Board, or (iii) a change of control (as defined by the 2020 Plan). Non-employee directors can also elect to receive their Board of Directors retainer in the form of DSUs in lieu of cash. The number of DSUs granted to these directors is determined based on the stock price on the award date and approximates the cash value the directors would otherwise receive for their retainer. Two non-employee directors made an election in 2022 to receive DSUs in lieu of cash for their 2023 Board of Directors retainer. The unrecognized share-based compensation cost of outstanding DSU awards at June 30, 2023 is $0.3 million and is expected to be recognized over a weighted-average period of 0.9 years.

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

Under the ESPP, the Company is authorized to issue up to 4.1 million shares of its common stock to its employees. Pursuant to such authorization, there are 1.9 million shares available for future grant at June 30, 2023.

The expense associated with the options granted under the ESPP during the six months ended June 30, 2023 and 2022 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Six Months Ended June 30,
	2023	2022
Risk-free interest rate	4.8%	0.4%
Weighted average expected life (years)	1.0	1.0
Expected volatility	42.9%	36.9%
Dividend yield	7.1%	4.7%

Deferred Compensation Plan

The Company offers a Supplemental Executive Retirement Plan (“SERP”) for executives and certain key employees. The SERP allows participants to defer a portion of their earned income on a pre-tax basis and as of the last day of each plan year, each participant will be credited with a match of a portion of their deferral in the form of the Company’s common stock based on the then-current market value. Under the SERP, the Company is authorized to issue 1.0 million shares of its common stock to its employees. Pursuant to such authorization, the Company has 0.3 million shares available for future grant at June 30, 2023. At the time of issuance, such shares are accounted for at cost as treasury stock.

The following table summarizes information about the SERP during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
SERP expense [1]	$298	$289
Unrealized gain (loss) recorded in SERP liability account	$3,871	$(10,164)
1.Both the SERP match and the deferrals are included in the “selling, general and administrative” caption in the Consolidated Statements of Comprehensive Income.

Note 11—Income Taxes

The Company’s annual effective tax rate is impacted by the tax effects of option exercises and the vesting of awards, which are treated as discrete items in the reporting period in which they occur and therefore cannot be considered in the calculation of the estimated annual effective tax rate. Discrete items increased the Company’s income tax provision recognized through the six months ended June 30, 2023 and 2022 by $1.1 million and $0.6 million, respectively.

Differences between the effective tax rate and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes, share-based compensation and tax credits available to the Company. The actual 2023 effective tax rate will likely vary from the estimate depending on the actual operating income earned with availability of tax credits, the exercising of stock options and vesting of share-based awards.

The Company regularly evaluates the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on the evaluation, there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years ended December 31, 2019 through 2022 (with regard to U.S. federal income tax returns) and December 31, 2018 through 2022 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2023.

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

The Company’s accounting policies for the segments are generally the same as described in the Company’s significant accounting policies. Differences between the reportable segments’ operating results and other disclosed data and the information in the consolidated financial statements relate primarily to corporate-level transactions and recording of transactions at the reportable segment level using other than generally accepted accounting principles. There are certain inventories and supplies that are primarily expensed when incurred within the operating segments which are capitalized in the consolidated financial statements. In addition, most corporate expenses such as corporate salary and benefit costs, certain legal costs, debt expense, information technology costs, depreciation, amortization of finite-lived intangible assets, share-based compensation costs and other corporate-specific costs, are not fully allocated to the operating segments. There are also allocations for workers’ compensation and general liability expense within the operating segments that differ from the actual expense recorded by the Company under U.S. GAAP. Segment amounts disclosed are prior to elimination entries made in consolidation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Revenues
Housekeeping	$190,817	$199,065	$384,336	$400,769
Dietary	228,114	225,792	451,825	450,899
Total	$418,931	$424,857	$836,161	$851,668

Income before income taxes
Housekeeping	$16,608	$17,845	$36,661	$38,244
Dietary	12,443	10,252	27,110	19,685
Corporate and eliminations[1]	(17,641)	(19,847)	(34,805)	(33,898)
Total	$11,410	$8,250	$28,966	$24,031
1.Primarily represents corporate office costs and related overhead, recording of certain inventories and supplies and workers’ compensation costs at the reportable segment level which use accounting methods that differ from those used at the corporate level, as well as consolidated subsidiaries’ operating expenses that are not allocated to the reportable segments, net of investment and other income and interest expense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Numerator for basic and diluted earnings per share:
Net income	$8,598	$6,820	$21,282	$18,149

Denominator
Weighted average number of common shares outstanding - basic	74,478	74,337	74,488	74,332
Effect of dilutive securities[1]	89	21	55	13
Weighted average number of common shares outstanding - diluted	74,567	74,358	74,543	74,345

Basic earnings per share:	$0.12	$0.09	$0.29	$0.24

Diluted earnings per share:	$0.12	$0.09	$0.29	$0.24
1.Certain outstanding equity awards are anti-dilutive and therefore excluded from the calculation of the weighted average number of diluted common shares outstanding.

Anti-dilutive outstanding equity awards under share-based compensation plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Anti-dilutive	3,077	2,947	2,721	3,158

Note 14—Other Contingencies

Line of Credit

At June 30, 2023, the Company had a $300.0 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a floating rate, based on the Company’s leverage ratio, and starting at the Term Secured Overnight Financing Rate (“SOFR”) plus 165 basis points. As of June 30, 2023, there were $40.0 million in borrowings under the line of credit. As of December 31, 2022, there were $25.0 million in borrowings under the line of credit. The line of credit requires the Company to satisfy two financial covenants, with which the Company is in compliance as of June 30, 2023. The line of credit expires on November 22, 2027.

At June 30, 2023, the Company also had outstanding $85.7 million in irrevocable standby letters of credit, which relate to payment obligations under the Company’s insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $85.7 million to $174.3 million at June 30, 2023. The letters of credit expire on January 4, 2024.

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

Legal Proceedings

The Company is subject to various claims and legal actions in the ordinary course of business. Some of these matters include payroll- and employee-related matters and examinations by governmental agencies. As the Company becomes aware of such claims and legal actions, the Company records accruals for any exposures that are probable and estimable. If adverse outcomes of such claims and legal actions are reasonably possible, Management assesses materiality and provides financial disclosure, as appropriate.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items when comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of June 30, 2023 and December 31, 2022 and the notes accompanying those financial statements.

COVID-19 Considerations

While the crisis brought on by the COVID-19 pandemic has begun to show signs of abatement (e.g., new case rates remain below prior highs, the mortality rate remains low, and the Centers for Disease Control have relaxed masking requirements within healthcare facilities), our clients, who have been at the epicenter of the COVID-19 pandemic since its outset, continue to dedicate significant financial and other resources to protect their residents, employees and visitors. Moreover, we, our clients, vendors and business partners remain challenged by the lingering effects of the COVID-19 pandemic and the global economic crisis that has resulted from it. Significant inflation, labor shortages and unprecedented wage growth remain, and nursing home occupancy levels, while increasing from the lowest point in 2020, are still below the national average target to support a robust recovery of the healthcare sector. All the while, nursing home workforce participation remains depressed and is the slowest segment in the health care sector to recover toward pre-pandemic levels.

For additional information on risk factors related to the pandemic or other risks that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”).

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of healthcare facilities, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to over 2,600 facilities throughout the continental United States as of June 30, 2023.

We provide services primarily pursuant to full-service agreements with our customers. Under such agreements, we are responsible for the day-to-day management of the employees located at our customers’ facilities, as well as for the provision of certain supplies. We also provide services on the basis of management-only agreements for a limited number of customers. Under a management-only agreement, we provide management and supervisory services while the customer facility retains payroll responsibility for the non-supervisory staff. In certain management-only agreements, the Company maintains responsibility for purchasing supplies. Our agreements with customers typically provide for a renewable one year service term cancellable by either party upon 30 to 90 days’ notice after an initial period of 60 to 120 days.

We are organized into two reportable segments: housekeeping, laundry, linen and other services (“Housekeeping”) and dietary department services (“Dietary”).

Housekeeping consists of managing our customers’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the customers’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the customers’ facilities. Upon beginning service with a customer facility, we typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation. On-site management is responsible for all daily customer housekeeping department activities with regular support provided by a District Manager specializing in such services.

Dietary consists of managing our customers’ dietary departments, which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities with regular support provided by a District Manager specializing in dietary services. We also offer clinical consulting services to our dietary customers which may be provided as a standalone service or be bundled with other dietary department services. Upon beginning service with a customer facility, we typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise the front-line personnel and coordinate dietitian services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

Housekeeping services generated approximately 46.0% or $384.3 million of our total revenues for the six months ended June 30, 2023. Dietary services were provided at over 1,600 customer facilities at June 30, 2023, generating approximately 54.0% or $451.8 million of our total revenues for the six months ended June 30, 2023.

Three Months Ended June 30, 2023 and 2022

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis for the three months ended June 30, 2023 and 2022. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial results relate primarily to corporate level transactions and adjustments related to transactions recorded at the reportable segment level which use methods other than generally accepted accounting principles.

	Three Months Ended June 30,
	2023	2022	% Change
	(in thousands)
Revenues
Housekeeping	$190,817	$199,065	(4.1)%
Dietary	228,114	225,792	1.0%
Consolidated	$418,931	$424,857	(1.4)%

Costs of services provided
Housekeeping	$174,209	$181,220	(3.9)%
Dietary	215,671	215,540	0.1%
Corporate and eliminations	(22,152)	(17,390)	27.4%
Consolidated	$367,728	$379,370	(3.1)%

Selling, general and administrative expense
Corporate and eliminations	$41,429	$29,281	41.5%

Investment and other income (loss), net
Corporate and eliminations	$3,551	$(7,511)	(147.3)%

Interest expense
Corporate and eliminations	$(1,915)	$(445)	330.3%

Income (loss) before income taxes
Housekeeping	$16,608	$17,845	(6.9)%
Dietary	12,443	10,252	21.4%
Corporate and eliminations	(17,641)	(19,847)	11.1%
Consolidated	$11,410	$8,250	38.3%

Housekeeping and Dietary revenues represented approximately 45.5% and 54.5% of consolidated revenues for the three months ended June 30, 2023, respectively.

The following table sets forth the ratio of certain items to consolidated revenues:

	Three Months Ended June 30,
	2023	2022
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	87.8%	89.3%
Selling, general and administrative expense	9.9%	6.9%
Other income (expense):
Investment and other income (loss), net	0.8%	(1.8)%
Interest expense	(0.5)%	(0.1)%
Income before income taxes	2.6%	1.9%
Income tax provision	0.7%	0.3%
Net income	1.9%	1.6%

Revenues

Consolidated

Consolidated revenues decreased 1.4% to $418.9 million during the three months ended June 30, 2023 compared to $424.9 million for the corresponding period in 2022, as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping revenues decreased 4.1% during the three months ended June 30, 2023 compared to the corresponding period in 2022, while Dietary revenues increased 1.0% over the same period. Housekeeping revenues decreased due to a decline in the number of facilities serviced year-over-year. While the number of Dietary facilities serviced declined year-over-year, revenue increased resulting from contractual pass-through of labor and food costs to customer billings, which was a focus of our 2022 service agreement modification initiative.

Costs of Services Provided

Consolidated

Consolidated costs of services provided decreased by 3.1% to $367.7 million for the three months ended June 30, 2023 compared to $379.4 million for the three months ended June 30, 2022.

The following table provides a comparison of key indicators we consider when managing the consolidated costs of services provided:

	Three Months Ended June 30,
Costs of Services Provided - Key Indicators as a % of Consolidated Revenues	2023	2022	Change
Bad debt provision	2.7%	3.3%	(0.6)%
Self-insurance costs	2.5%	2.6%	(0.1)%

During the three months ended June 30, 2022, one customer group entered into receivership which resulted in a $7.1 million increase to our bad debt provision. The decrease in bad debt provision during three months ended June 30, 2023 as a percentage of revenues is driven by the lack of a similar customer event in 2023, offset by an increased provision based on the aging of accounts receivable.

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues, increased to 91.3% for the three months ended June 30, 2023 from 91.0% in the corresponding period in 2022. Costs of services provided for Dietary, as a percentage of Dietary revenues, decreased to 94.5% for the three months ended June 30, 2023 from 95.5% in the corresponding period in 2022.

The following table provides a comparison of the key indicators we consider when managing costs of services provided at the segment level, as a percentage of the respective segment’s revenues:

	Three Months Ended June 30,
Costs of Services Provided - Key Indicators as a % of Segment Revenue	2023	2022	Change
Housekeeping labor and other labor-related costs	81.4%	81.2%	0.2%
Housekeeping supplies	7.4%	6.8%	0.6%
Dietary labor and other labor-related costs	58.3%	60.9%	(2.6)%
Dietary supplies	34.2%	31.7%	2.5%

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

Consolidated Selling, General and Administrative Expense

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under the deferred compensation plan. These investments represent the amounts held on behalf of the participating employees and changes in the value of these investments affect the amount of our deferred compensation liability. Gains on the plan investments during the three months ended June 30, 2023 increased our total selling, general and administrative expense, while losses on plan investments during the same period in 2022 decreased our selling, general and administrative expense for that period.

Excluding the change in the deferred compensation plan described above, consolidated selling, general and administrative expense increased $3.4 million or 9.7% for the three months ended June 30, 2023 compared to the corresponding period in 2022. The change was driven primarily by increases in travel-related expenses, driven by inflationary pressures.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative expense excluding change in deferred compensation plan liability	$39,103	$35,660	$3,443	9.7%
Gain (loss) on deferred compensation plan liability	2,326	(6,379)	8,705	(136.5)%
Selling, general and administrative expense	$41,429	$29,281	$12,148	41.5%

Consolidated Investment and Other Income, net

Investment and other income was a $3.6 million gain for the three months ended June 30, 2023 compared to a $7.5 million loss in the corresponding 2022 period. The flux was driven by market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan.

Consolidated Interest Expense

Consolidated interest expense increased to $1.9 million for the three months ended June 30, 2023 compared to $0.4 million for the same period in 2022 due to increased short-term borrowings during 2023 and increased market interest rates.

Consolidated Income Taxes

During the three months ended June 30, 2023, the Company recognized a provision for income taxes of $2.8 million, or 24.6% effective tax rate, versus $1.4 million, or 17.3% effective tax rate, for the same period in 2022. The increase to the Company’s tax rate is related to changes in discrete items from stock compensation expense, and, although there can be no assurance, it is expected that the full effect of such discrete items on the Company’s effective tax rate will diminish as the fiscal year progresses.

The actual annual effective tax rate will be impacted by the tax effects of option exercises or vested awards, which are treated as discrete items in the reporting period in which they occur and may vary based upon the Company’s common stock price at exercise and the volume of such exercises; therefore, these cannot be considered in the calculation of the estimated annual effective tax rate. The impact on our income tax provision for the three months ended June 30, 2023 for such discrete items was an $0.2 million expense versus a $0.2 million benefit for the same period in 2022.

Six Months Ended June 30, 2023 and 2022

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis for the six months ended June 30, 2023 and 2022. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial results relate primarily to corporate level transactions and adjustments related to transactions recorded at the reportable segment level which use methods other than generally accepted accounting principles.

	Six Months Ended June 30,
	2023	2022	% Change
	(in thousands)
Revenues
Housekeeping	$384,336	$400,769	(4.1)%
Dietary	451,825	450,899	0.2%
Consolidated	$836,161	$851,668	(1.8)%

Costs of services provided
Housekeeping	$347,675	$362,525	(4.1)%
Dietary	424,715	431,214	(1.5)%
Corporate and eliminations	(43,684)	(41,107)	6.3%
Consolidated	$728,706	$752,632	(3.2)%

Selling, general and administrative expense
Corporate and eliminations	$81,476	$65,017	25.3%

Investment and other income (loss), net
Corporate and eliminations	$6,653	$(9,034)	(173.6)%

Interest expense
Corporate and eliminations	$(3,666)	$(954)	284.3%

Income (loss) before income taxes
Housekeeping	$36,661	$38,244	(4.1)%
Dietary	27,110	19,685	37.7%
Corporate and eliminations	(34,805)	(33,898)	2.7%
Consolidated	$28,966	$24,031	20.5%

Housekeeping and Dietary revenues represented approximately 46.0% and 54.0% of consolidated revenues for the six months ended June 30, 2023, respectively.

The following table sets forth the ratio of certain items to consolidated revenues:

	Six Months Ended June 30,
	2023	2022
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	87.1%	88.4%
Selling, general and administrative expense	9.7%	7.6%
Other income (expense):
Investment and other income (loss), net	0.8%	(1.1)%
Interest expense	(0.4)%	(0.1)%
Income before income taxes	3.6%	2.8%
Income tax provision	0.9%	0.7%
Net income	2.7%	2.1%

Revenues

Consolidated

Consolidated revenues decreased to $836.2 million for the six months ended June 30, 2023 compared to $851.7 million for the corresponding period in 2022 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping revenues decreased 4.1%, while Dietary revenues increased 0.2%, during the six months ended June 30, 2023 compared to the corresponding period in 2022. Housekeeping revenues decreased due to a decline in the number of facilities serviced year-over-year. While the number of Dietary facilities serviced declined year-over-year, revenue increased resulting from contractual pass-through of labor and food costs to customer billings, which was a focus of our 2022 service agreement modification initiative.

Costs of services provided

Consolidated

Consolidated costs of services decreased by 3.2% to $728.7 million for the six months ended June 30, 2023 compared to $752.6 million for the six months ended June 30, 2022.

The following table provides a comparison of key indicators we consider when managing the consolidated costs of services provided:

	Six Months Ended June 30,
Costs of Services Provided - Key Indicators as a % of Consolidated Revenues	2023	2022	Change
Bad debt provision	2.2%	2.0%	0.2%
Self-insurance costs	2.5%	2.6%	(0.1)%

Bad debt provision as a percentage of revenue increased in the six months ended June 30, 2023 relative to the comparable prior year period due to the aging of outstanding accounts receivable.

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues, was 90.5% for both the six months ended June 30, 2023 and 2022. Costs of services provided for Dietary, as a percentage of Dietary revenues, decreased to 94.0% for the six months ended June 30, 2023 from 95.6% in the corresponding period in 2022.

The following table provides a comparison of the key indicators we consider when managing costs of services provided at the segment level, as a percentage of the respective segment’s revenues:

	Six Months Ended June 30,
Costs of Services Provided - Key Indicators as a % of Segment Revenues	2023	2022	Change
Housekeeping labor and other labor-related costs	80.8%	81.1%	(0.3)%
Housekeeping supplies	7.0%	6.5%	0.5%
Dietary labor and other labor-related costs	58.4%	61.3%	(2.9)%
Dietary supplies	32.7%	31.4%	1.3%

Variations within these key indicators relate to the provision of services at facilities served and changes in the mix of customers for whom we provide supplies or do not provide supplies. Management focuses on building efficiencies and managing labor and other costs at the facility level, as well as managing supply chain costs, for new and existing facilities. The increase in dietary supplies spend as a percentage of dining revenues was driven by the mix of business where we provide all dining department supplies and some continued inflationary impacts.

Consolidated Selling, General and Administrative Expense

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under the deferred compensation plan. These investments represent the amounts held on behalf of the participating employees and changes in the value of these investments affect the amount of our deferred compensation liability. Gains on the plan investments during the six months ended June 30, 2023 and 2022 increased our total selling, general and administrative expense for these periods.

Excluding the change in the deferred compensation plan described above, consolidated selling, general and administrative expense increased $2.4 million or 3.2% for the six months ended June 30, 2023 compared to the corresponding period in 2022. The change was driven primarily by increases in travel-related expenses, impacted by inflationary pressures.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative expense excluding change in deferred compensation plan liability	$77,604	$75,181	$2,423	3.2%
Gain (loss) on deferred compensation plan liability	3,872	(10,164)	14,036	(138.1)%
Selling, general and administrative expense	$81,476	$65,017	$16,459	25.3%

Consolidated Investment and Interest Income, net

Investment and other income was a $6.7 million gain for the six months ended June 30, 2023, compared to a $9.0 million loss during the corresponding 2022 period, due to market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan.

Consolidated Interest Expense

Consolidated interest expense increased to $3.7 million for the six months ended June 30, 2023 compared to $1.0 million during the corresponding 2022 period due to increased short-term borrowings during 2023 and increased market interest rates.

Consolidated Income Taxes

During the six months ended June 30, 2023 and 2022, the Company recognized a provision for income taxes of $7.7 million, a 26.5% effective tax rate, and $5.9 million, a 24.5% effective tax rate, respectively. The actual annual effective tax rate will be impacted by the tax effects of option exercises or vested awards, which are treated as discrete items in the reporting period in which they occur and may vary based upon the Company’s common stock price at exercise and the volume of such exercises; therefore, these cannot be considered in the calculation of the estimated annual effective tax rate. The impact on our income tax provision for the six months ended June 30, 2023 and 2022 for such discrete items was an expense of approximately $1.1 million and $0.6 million, respectively.

Liquidity and Capital Resources

Our primary sources of liquidity are available cash and cash equivalents, available lines of credit under our revolving credit facility and cash flows from operating activities. At June 30, 2023, we had cash, cash equivalents and marketable securities of $121.8 million and working capital of $359.4 million, compared to cash, cash equivalents and marketable securities of $121.5 million and working capital of $330.0 million at December 31, 2022. Our current ratio was 2.9 to 1 at June 30, 2023 versus 2.8 to 1 at December 31, 2022. Marketable securities represent fixed income investments that are highly liquid and can be readily purchased or sold through established markets. Such securities are held by our captive insurance company to satisfy capital requirements of the state regulator related to captive insurance companies.

For the six months ended June 30, 2023 and 2022, our cash flows were as follows:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(8,887)	$(21,164)
Net cash (used in) from investing activities	$(637)	$4,158
Net cash from (used in) financing activities	$11,907	$(22,107)

Operating Activities

Our primary sources of cash from operating activities are the revenues generated from our Housekeeping and Dietary services. Our primary uses of cash from operating activities are the funding of our payroll and other personnel-related costs as well as the costs of supplies used in providing our services. For the six months ended June 30, 2023, cash flow from operations was negative primarily due to the increase in accounts receivable, which is driven by the timing of customer payments.

Investing Activities

Our principal uses of cash for investing activities are capital expenditures such as housekeeping and food service equipment, computer software and hardware, and furniture and fixtures (see “Capital Expenditures” below for additional information). While no purchases of marketable securities were made during the six months ended June 30, 2023, we also use cash for such purchases when deemed appropriate in line with capital funding requirements for our captive entity. Such uses of cash are offset by proceeds from sales of marketable securities.

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

Financing Activities

The primary use of cash from financing activities is repurchases of our common stock. Prior to 2023, the primary use of cash from financing activities was the payment of dividends. On February 14, 2023, our Board of Directors authorized the repurchase of up to 7.5 million outstanding shares and suspended the quarterly dividend issued on common stock as part of our overall capital rebalancing strategy. No dividends were issued during the six months ended June 30, 2023. In the three months ended June 30, 2022, we paid $15.8 million in cash dividends.

We did not repurchase any of our common stock during the three months ended June 30, 2023. We have repurchased 0.2 million shares of our common stock for $2.2 million for the six months ended June 30, 2023. We remain authorized to repurchase up to 7.3 million outstanding shares under the capital rebalancing strategy.

Line of Credit

As of June 30, 2023, we had a $300 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a floating rate, based on our leverage ratio, and starting at the Term Secured Overnight Financing Rate (“SOFR”) rate plus 165 basis points. The Company’s line of credit was amended on November 22, 2022 to, among other things, provide for a five-year unsecured revolving loan facility in the aggregate amount of $300 million with, at the Company’s option, the ability to increase the revolving loan commitments to an aggregate amount not to exceed $500 million and to change the benchmark rate from the London Interbank Offered Rate (“LIBOR”) to SOFR. At June 30, 2023, there were $40.0 million in borrowings under the line of credit.

The line of credit requires us to satisfy two financial covenants. The covenants and their respective status at June 30, 2023 were as follows:

Covenant Descriptions and Requirements	As of June 30, 2023
Funded debt [1] to EBITDA [2] ratio: less than 3.50 to 1.00	1.32
EBITDA to Interest Expense ratio: not less than 3.00 to 1.00	12.87
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

As noted above, we were in compliance with our financial covenants at June 30, 2023 and we expect to remain in compliance. The line of credit expires on November 22, 2027. We believe that our existing capacity under the line of credit provides adequate liquidity.

At June 30, 2023, we also had outstanding $85.7 million in irrevocable standby letters of credit, which relate to payment obligations under our insurance programs.

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new customers obtained. Such capital expenditures primarily consist of housekeeping and food service equipment purchases, laundry and linen equipment installations, computer hardware and software, furniture and fixtures. Although we have no specific material commitments for capital expenditures through the end of calendar year 2023, we estimate that for 2023 we will have capital expenditures of approximately $4.0 million to $6.0 million, of which we have made $2.1 million through June 30, 2023.

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

In preparing our financial statements, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are most significant when they involve levels of subjectivity and judgment necessary to account for highly uncertain matters or matters susceptible to change and where they can have a material impact on our financial condition and operating performance. If actual results were to differ materially from the estimates made, the reported results could be materially affected.

Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2023, we had $121.8 million in cash, cash equivalents and marketable securities. The fair value of all of our cash equivalents and marketable securities are determined based on “Level 1” or “Level 2” inputs, which are based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Based on their evaluation as of June 30, 2023, pursuant to Securities Exchange Act of 1934, as amended (the "Exchange Act") Rule 13a-15(b), our Management, including our Principal Executive Officer and Principal Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act 13a-15(e)) are effective.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Certifications

Certifications of the Principal Executive Officer and Principal Financial and Accounting Officer regarding, among other items, disclosure controls and procedures are included as exhibits to this Form 10-Q.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, the Company is involved in various administrative and legal proceedings, including labor and employment, contracts, personal injury and insurance matters. The Company believes it is not a party to, nor are any of its properties the subject of, any pending legal proceeding or governmental examination that would have a material adverse effect on the Company’s consolidated financial condition or liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

On February 14, 2023, our Board of Directors authorized the repurchase of up to 7.5 million outstanding shares of common stock. We remain authorized to purchase 7.3 million shares of common stock under the share repurchase plan. There were no shares repurchased pursuant to the Plan during the three months ended June 30, 2023.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this Report:

Exhibit Number	Description
10.1†	Amended and Restated 2020 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2023)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following financial information from the Company’s Form 10-Q for the quarterly period ended June 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements

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

HEALTHCARE SERVICES GROUP, INC.

Date:	July 28, 2023	/s/ Theodore Wahl
Theodore Wahl
President & Chief Executive Officer
(Principal Executive Officer)

Date:	July 28, 2023	/s/ Andrew M. Brophy
Andrew M. Brophy
Vice President, Controller & Principal Accounting Officer
(Principal Financial and Accounting Officer)