Form 10-K
period 2023-12-31
HEALTHCARE SERVICES GROUP INC
filed 2024-02-16
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☑
The aggregate market value of the voting stock (Common Stock, $0.01 par value) held by non-affiliates of the registrant as of the close of business on June 30, 2023 was approximately $907 million based on the closing sale price of the Common Stock on the NASDAQ Global Select Market on that date. The determination of affiliate status is not a determination for any other purpose. The registrant does not have any non-voting common equity authorized or outstanding.
Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock (Common Stock, $0.01 par value) as of the latest practicable date (February 14, 2024). 73,583,055

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 28, 2024 have been incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

Healthcare Services Group, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2023

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K may contain forward-looking statements within the meaning of federal securities laws, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “estimates,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services to the healthcare industry and primarily providers of long-term care; the impact of and future effects of the COVID-19 pandemic or other potential pandemics; having a significant portion of our consolidated revenues contributed by one customer during the year ended December 31, 2023; credit and collection risks associated with the healthcare industry; the impact of bank failures; our claims experience related to workers’ compensation and general liability insurance (including any litigation claims, enforcement actions, regulatory actions and investigations arising from personal injury and loss of life related to COVID-19); the effects of changes in, or interpretations of laws and regulations governing the healthcare industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor-related matters such as minimum wage increases; the Company’s expectations with respect to selling, general and administrative expense; the Company’s ability to remediate a material weakness in its internal control over financial reporting; global events including ongoing international conflicts; and the risk factors described in Part I of this report under “Government Regulation of Customers,” “Service Agreements and Collections,” and “Competition” and under “Item 1A. Risk Factors.”

These factors, in addition to delays in payments from customers and/or customers in bankruptcy, have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results have been, and would continue to be, adversely affected by continued inflation particularly if increases in the costs of labor and labor-related costs, materials, supplies and equipment used in performing services (including the impact of potential tariffs and COVID-19) cannot be passed on to our customers.

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

PART I

In this Annual Report on Form 10-K for the year ended December 31, 2023, Healthcare Services Group, Inc. (together with its wholly-owned subsidiaries listed in Exhibit 21, which has been filed as part of this Report) is referred to using terms such as the “Company,” “we,” “us” or “our.”

Item I.   Business.

General

Healthcare Services Group, Inc. is a Pennsylvania corporation, incorporated on November 22, 1976. We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of healthcare facilities, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We provide such services to approximately 2,700 facilities throughout the continental United States as of December 31, 2023. We believe we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States.

Segment Information

The information called for herein is discussed below in Description of Services, and within Item 8 of this Annual Report on Form 10-K under Note 13 — Segment Information in the Notes to Consolidated Financial Statements for the years ended December 31, 2023, 2022 and 2021.

Description of Services

We are organized into two reportable segments: housekeeping, laundry, linen and other services (“Housekeeping”) and dietary department services (“Dietary”). Our corporate headquarters provides centralized financial management and support, legal services, human resources management and other administrative services to the Housekeeping and Dietary business segments.

We provide Housekeeping services to approximately 2,300 customer facilities and provide Dietary services to approximately 1,700 facilities. Although we do not directly participate in any government reimbursement programs, our customers receive government reimbursements related to Medicare and Medicaid and are directly affected by any legislation and regulations relating to those programs.

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

Housekeeping

Housekeeping accounted for approximately 45.9%, or $766.7 million, of our consolidated revenues in 2023. The services provided under this segment include managing our customers’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the customers’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the customers’ facilities. Upon beginning service with a customer facility, we typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation and on-site testing for infection control, with regular support provided by a District Manager specializing in such services.

Housekeeping’s operating performance is significantly impacted by our management of labor costs. In order to normalize and evaluate such costs in the context of the Company’s financial performance, management reviews labor costs as a percentage of Housekeeping segment revenues. Housekeeping labor costs represented approximately 82.2% of Housekeeping revenues for 2023. Changes in employee compensation resulting from legislative or other governmental actions, market factors, adjustments to staffing levels and the composition of our labor force may adversely impact these costs. Similarly, an increase in the costs of supplies consumed in performing Housekeeping services may impact Housekeeping’s operating performance. In 2023, the cost of Housekeeping supplies as a percentage of Housekeeping revenues was 7.0%. Generally, the cost of such supplies is dictated by specific product market conditions, subject to price fluctuations influenced by factors outside of our control. Where possible, we negotiate fixed pricing from vendors for an extended period of time on certain supplies to mitigate such price fluctuations.

Dietary

Dietary services represented approximately 54.1%, or $904.7 million, of our consolidated revenues in 2023. Dietary services consist of managing our customers’ dietary departments, which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support provided by a District Manager specializing in dietary services. We also offer clinical consulting services to our dietary customers which may be provided as a stand-alone service or bundled with other dietary department services. Upon beginning service with a customer facility, we typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise the front-line personnel and coordinate dietitian services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training, employee evaluation, management of food supplies, minimizing food waste and managing supply deliveries.

Dietary operating performance is impacted by price fluctuations in labor and supply costs resulting from similar factors discussed above for Housekeeping. In 2023, the costs of labor- and food-related supplies represented approximately 59.3% and 34.2% of Dietary segment revenues, respectively.

Significant Customers

For the years ended December 31, 2023, 2022 and 2021, both the Housekeeping and Dietary segments earned revenue from several significant customers, including Genesis Healthcare, Inc. (“Genesis”). For the years ended December 31, 2023, 2022 and 2021, Genesis accounted for $181.4 million or 10.9%, $169.1 million or 10.0% and $177.1 million or 10.8% of the Company’s consolidated revenues, respectively. Revenues generated from Genesis were included in both operating segments mentioned above. Any extended discontinuance of revenues, or significant reduction of revenues, from this customer could, if not replaced, have a material impact on our operations. No other single customer or customer group represented more than 10% of consolidated revenues for the years ended December 31, 2023, 2022 and 2021.

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

District Managers oversee the operations of the facilities within their districts. Their responsibilities include oversight of Facility Managers and management of personnel, operational performance, quality control and customer satisfaction while ensuring adherence to the Company’s systems and budgets.

Directors of Operations oversee District Managers and provide management support, training and personnel management while ensuring operational performance is consistent with the Company’s systems and budgets.

Vice Presidents of Operations are ultimately responsible for all aspects of the operations, including the compliance and financial performance of the Directors of Operations they oversee.

We believe our organizational structure facilitates our ability to best serve and expand our service offerings to existing customers while also securing new customers.

Market

The market for our services consists of a large number of facilities involved in various aspects of the healthcare industry, including long-term and post-acute care facilities (e.g., skilled nursing facilities, residential care and assisted living facilities) and hospitals (e.g., acute care, critical access and psychiatric). Such facilities may be specialized or general, privately owned or public, for-profit or not-for-profit, and may serve residents on a long-term or short-term basis. We market our services to facilities after consideration of a variety of factors including facility type, size, location and service opportunities (Housekeeping or Dietary). Although there can be no assurance, the market for our services, particularly in long-term and post-acute care, is expected to continue to grow as the population of the United States ages and as government reimbursement policies require increased cost control or containment by the constituents that comprise our target market.

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

Government Regulation of Customers

We do not directly participate in any government reimbursement programs and our contractual relationships with our customers determine their payment obligations to us. However, our customers are subject to government regulation and laws which directly affect how they are paid for certain services they provide. Therefore, because our customers’ revenues are generally highly reliant on Medicare and Medicaid reimbursement funding rates, the overall effect of laws and trends in the long-term care industry have affected and could adversely affect our customers’ cash flows and their ability to make payments to us in accordance with agreed upon payment terms (see “Liquidity and Capital Resources” included in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

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

Service Agreements and Collections

We have historically had a favorable customer retention rate and, although there can be no assurance, we expect to continue to maintain satisfactory relationships with our customers despite many of our service agreements being cancellable on short notice.

We have had varying collections experiences with respect to our accounts and notes receivable. We have sometimes extended the period of payment for certain customers beyond contractual terms. Such customers include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for such collection issues and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $35.6 million, $32.0 million and $10.5 million in the years ended December 31, 2023, 2022 and 2021, respectively (see Schedule II - Valuation and Qualifying Accounts and Reserves for year-end balances). As a percentage of total revenues, these provisions represented approximately 2.1%, 1.9% and 0.6% for the years ended December 31, 2023, 2022 and 2021, respectively. In making credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We establish credit limits through our payment terms, perform ongoing credit evaluations and monitor accounts to minimize the risk of credit loss. Despite our efforts to minimize credit risk exposure, customers could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our customers experience a negative impact on their cash flows, it could have a material adverse effect on our results of operations and financial condition.

Competition

We compete primarily with the in-house service departments of our potential customers. In addition, a number of firms compete with us in the regional and national markets in which we conduct business.

Human Capital Resources

Ensuring a positive social impact is inherent in our mission to deliver exceptional services to an ever-changing healthcare industry. In delivering upon this goal, we strive for operational excellence while creating a safe working environment, promoting environmental and employee health and safety awareness and seeking to continuously create professional and career development opportunities for our employees. In order to continue to deliver on our strategic focus and Company Vision - To Be THE Choice For Our Customers - and result in retention of and growth in relationships through good customer-service, expansion of our services, effective execution in all that we do and cost management, it is crucial that we attract and retain talent in the markets that we serve. To facilitate talent attraction and retention, we strive to make Healthcare Services Group, Inc. an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by competitive compensation, benefits and health and welfare programs.

Supporting our diverse team of individuals drives us to continuously improve and provide developmental opportunities for our team members, encouraging all of our employees to reach their full potential. To support this we have launched a formal Employee Engagement and Recognition Program. We devise career development and promotional pathways for our employees, and our Manager-In-Training Program is accessible to all qualified and motivated employees, regardless of formal education level achieved. When appropriate, we advertise all on-demand opportunities to our employees in an effort to cultivate talent throughout the Company. We also focus on understanding our diversity and inclusion strengths and opportunities. We continue to focus on building a pipeline for talent to create more opportunities for workplace diversity and to support greater representation within the Company. Some highlights:

•Documented annual and ongoing training for employees at all levels on diversity and inclusion;
•Celebrating and creating diversity among our teams;
•Our workforce consists of 69% women and 62% BIPOC;
•Among field-based management positions, 60% are women and 50% are BIPOC; and
•Among our top quartile of compensation for employees, 69% are women and 62% are BIPOC.

Employee Profile

At December 31, 2023, we employed approximately 33,400 people, of whom approximately 4,100 were corporate and field management personnel. The Company’s employment of some of its employees is subject to collective bargaining agreements that are negotiated by individual customer facilities and are assented by us, so as to bind us as an “employer” under the agreements. In other cases, we are direct parties to the agreements. We may be adversely affected by relations between our customer facilities and their employee unions, or between us and such unions. We consider our relationship with our employees to be good.

Health and Safety

Our ability to meet the day-to-day needs and expectations of our customers and to fulfill our common goal to ensure the well-being of America’s most vulnerable is organically connected to the well-being of our people. As such, we are committed to the health, safety and wellness of our employees. We provide our employees and their families access to a variety of flexible and convenient health and welfare programs, including benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and that offer choices where possible so they can customize their benefits to meet their needs and the needs of their families. In response to the COVID-19 pandemic, we implemented significant operating environment changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government regulations. All employees receive documented, annual training on our Environmental, Health and Safety Policy and are responsible for upholding and operating within the guidelines of this policy to ensure our business complies with all environmental and health and safety laws and regulations applicable to our operations.

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

Risks Related to Macroeconomic Conditions

War, terrorism, other acts of violence or natural or man-made disasters may affect the markets in which the Company operates, the Company’s customers, and could have a material adverse impact on our business, results of operations or financial condition.

The Company’s business may be adversely affected by instability, disruption or destruction in a geographic region in which it operates, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or man-made disasters, including famine, flood, fire, earthquake, storm or pandemic events and spread of disease. Such events may cause customers to suspend their decisions on using the Company’s services, make it impossible for us to render our services, cause restrictions and give rise to sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to the Company’s personnel and to physical facilities and operations which could materially adversely affect the Company’s financial results.

Further, current international conflicts have created extreme volatility in the global financial markets and are expected to have further global economic consequences, including disruptions of the global supply chain and energy markets and heightened volatility of commodity food prices. Any such volatility or disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy, capital markets or commodity food prices resulting from these conflicts or any other geopolitical tensions.

Pandemics, epidemics or outbreaks of a contagious illness may adversely affect our operating results, cash flows and financial condition.

COVID-19, additional coronavirus outbreaks, or other pandemics, epidemics, or outbreaks of a contagious illness, and similar events, may cause harm to us, our employees, customers, vendors, supply chain partners and financial institutions, which could have a material adverse effect on our results of operations, financial condition and cash flows. The impacts may include, but would not be limited to:

•Decreased availability and/or increased cost of supplies due to increased demand around essential cleaning supplies including disinfecting agents, personal protective equipment (“PPE”) and food and food-related products due to increased global demand and disruptions along the global supply chains of these manufactures and distributors;
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
•New or additional measures required by national, state or local governments may impact the availability of our employees and/or increase operating costs.
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

A substantial number of our employees are hourly employees whose wage rates are affected by increases in the federal or state minimum wage rates, wage inflation or local job market adjustments. Also, our cost of labor may be influenced by changes in the respective collective bargaining agreements to which we are a party. As collective bargaining agreements are renegotiated, we may need to increase the wages paid to bargaining unit employees covered by such collective bargaining agreements. Although we have contractual rights to pass union and minimum wage increases through to our customers, we do not have a contractual right to automatically pass through all wage rate increases resulting from wage rate inflation or local job market adjustments, and we may be delayed in doing so. Our delay in, or inability to pass such wage increases through to our customers could have a material adverse effect on our financial condition, results of operations, and cash flows.

Changes in interest rates and changes in financial market conditions may result in fluctuating and even negative returns in our investments and could increase the cost of the borrowings under our borrowing agreements.

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

Genesis contributed 10.9%, 10.0% and 10.8% of our total consolidated revenues for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the Genesis outstanding accounts receivable and notes receivable were $61.8 million and $20.4 million, respectively. Although we expect to continue the relationship with Genesis, there can be no assurance thereof. Revenues generated from Genesis were included in both operating segments. Any extended discontinuance of revenues, or significant reduction, from this customer could, if not replaced, have a material impact on our operations. In addition, if Genesis fails to abide by current payment terms it could increase our accounts receivable balance and have a material adverse effect on our financial condition, results of operations, and cash flows. No other single customer or customer group represented more than 10% of consolidated revenues for the years ended December 31, 2023, 2022, and 2021.

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

The largest current asset on our balance sheet is the accounts and notes receivable balance from our customers. We grant credit to substantially all of our customers. Deterioration in the financial condition of a significant component of our customer base could hinder our ability to collect amounts due from our customers. Potential causes of such declines include national or local economic downturns, reduced census, increased operating costs, customers’ dependence on continued Medicare and Medicaid funding and the impact of additional regulatory actions and/or insufficient funding.

We have sometimes extended the period of payment for certain customers beyond contractual terms. Such customers include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for such collection issues and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $35.6 million for the year ended December 31, 2023 as compared to $32.0 million and $10.5 million for the years ended December 31, 2022 and 2021, respectively. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We establish credit limits through our payment terms, perform ongoing credit evaluations and monitor accounts to minimize the risk of credit loss. Despite our efforts to minimize credit risk exposure, customers could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our customers experience a negative impact on their cash flows, it could have a material adverse effect on our financial condition, results of operations and cash flows.

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

For the year ended December 31, 2023, one distributor distributed more than 50% of our food and non-food dining supplies, and if our relationship or their business were to be disrupted, we could experience disruptions to our operations and cost structure.

Although we negotiate the pricing and other terms for the majority of our purchases of food and dining supplies directly with national manufacturers, we procure these products and other items through Sysco Corporation (“Sysco”). Sysco is responsible for tracking our orders and delivering products to our specific locations. If our relationship with, or the business of, Sysco were to be disrupted, we would have to arrange alternative distributors and our operations and cost structure could be adversely affected.

Risks Related to Operating Our Business

We have a Paid Loss Retrospective Insurance Plan for general liability and workers’ compensation insurance.

We carry a high deductible general liability and workers’ compensation program and therefore retain a substantial portion of the risk associated with the possible losses under such programs. Under our insurance plans for general liability and workers’ compensation, predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost. We regularly evaluate our claims pay-out experience and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluation is based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our known claims experience and/or industry trends result in an unfavorable change in initial estimates of costs to settle such claims resulting from, among other factors, the severity levels of reported claims and medical cost inflation, it would have an adverse effect on our consolidated results of operations, financial condition and cash flows. Although we engage third-party experts to assist us in estimating appropriate reserves, the determination of the required reserves is dependent upon significant actuarial judgments. Changes in our insurance reserves as a result of our periodic evaluation of the related liabilities may cause significant fluctuations in our consolidated results of operations.

We primarily provide our services pursuant to agreements which have a one year service term, cancellable by either party upon 30 to 90 days’ notice after an initial 60 to 120 day service agreement period.

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

We are subject to risks affecting the food industry generally including food spoilage and food contamination. Products we purchase and utilize in production are susceptible to contamination by disease-producing organisms, or pathogens, such as listeria monocytogenes, salmonella, campylobacter, hepatitis A, trichinosis and generic E. coli. Because these pathogens are generally found in the environment, there is a risk that these pathogens could be introduced to our products as a result of improper handling at the manufacturing, processing or food service level. Our suppliers’ manufacturing facilities and products are subject to extensive laws and regulations relating to health, food preparation, sanitation and safety standards. Difficulties or failures by these companies in obtaining any required licenses or approvals or otherwise complying with such laws and regulations could disrupt their operations which could adversely affect our operations. Furthermore, there can be no assurance that compliance with governmental regulations by our suppliers will eliminate the risks related to food safety. To the extent there is an outbreak of food related illness in any of our customer facilities, it could materially harm our business, consolidated results of operations and financial condition.

Additionally, the Company may be subject to liability if the consumption of our food products causes injury, illness or death. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused injury or illness could adversely affect our reputation.

We have identified a material weakness in our internal control over financial reporting, and if our remediation of such material weakness is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

During 2023, the Company identified a material weakness related to the design and operation of internal controls over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In the course of preparing our consolidated financial statements as of and for the year ended December 31, 2023, we identified a material weakness related to accrued payroll liabilities from employee vested vacation. Our controls over accrued payroll liabilities were not sufficiently designed to consider all accounting and disclosure ramifications of such accrued payroll liabilities. This material weakness resulted in immaterial misstatements in our 2022 and 2021 financial statements related to the accounting for accrued vacation, which was corrected prior to issuance of the Company’s 2023 financial statements. Furthermore, there is a possibility that material misstatements to the Company’s future annual or interim financial statements will not be prevented or detected in a timely basis as a result of the identified material weakness.

To address our material weakness, we have made changes to our controls as set forth in Part II, Item 9A “Controls and Procedures.” Unless otherwise described in Part II, Item 9A “Controls and Procedures”, we will not be able to fully remediate the material weakness until these steps have been completed and have been operating effectively for a sufficient period of time.

Failure to maintain appropriate and effective internal controls over our financial reporting could result in misstatements in our financial statements and potentially subject us to sanctions or investigations by the SEC or other regulatory authorities and could cause us to delay the filing of required reports with the SEC and our reporting of financial results. Any of these events could result in a decline in the market price of our Common Stock. Although we have taken steps to maintain our internal control structure as required, including steps to remediate our material weakness, we cannot guarantee that a control deficiency will not result in a misstatement in the future.

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

Continued changes to the health insurance industry and its obligations on employers could impact our operating costs. Any requirements to provide additional benefits to our employees, or the payment of penalties if such benefits are not provided, would increase our expenses. If we are unable to pass-through these charges to our customers to cover these expenses, such increases could adversely impact our operating costs and our consolidated results of operations.

In addition, often new regulations result in additional reporting requirements for businesses. These and other requirements could result in increased costs, expanded liability exposure and other changes in the way we provide healthcare insurance and other benefits to our employees.

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

Our business is subject to various federal, state, and local laws and regulations in areas such as labor, employment, immigration, and health and safety. These laws frequently evolve through case law, legislative changes and changes in regulatory interpretation, implementation and enforcement. Our policies and procedures and compliance programs are subject to adjustments in response to these changing regulatory and enforcement environments, which could increase our costs of services provided. Although we have contractual rights to pass through cost increases we incur to our customers due to regulatory changes, our delay in, or inability to pass such costs through to our customers, could have a material adverse effect on our financial condition, consolidated results of operations and cash flows.

In addition, if we fail to comply with applicable laws, we may be subject to lawsuits, investigations, criminal sanctions or civil remedies, including fines, penalties, damages, reimbursements or injunctions. Also, our customers’ facilities are subject to periodic inspection by federal, state and local authorities for compliance with state and local departments of health requirements. Expenses resulting from failed inspections of the departments that we service could result in our customers being fined and seeking recovery from us, which could also adversely impact our financial condition, consolidated results of operations and cash flows.

Federal, state and local tax rules can adversely impact our results of operations and financial position.

We are subject to federal, state and local taxes in the United States. Significant judgment is required in determining the provision for income taxes. We believe our income tax estimates are reasonable, but such estimates assume no changes in current tax rates. In addition, if the Internal Revenue Service or other taxing authority disagrees on a tax position we have taken and upon final adjudication we are required to change such position, we could incur additional tax liability, including interest and penalties. Such costs and expenses could have a material adverse impact on our financial condition, consolidated results of operations and cash flows. Additionally, the taxability of our services is subject to various interpretations within the taxing jurisdictions in which we operate. Consequently, in the ordinary course of business, a jurisdiction may contest our reporting positions with respect to the application of its tax code to our services. A conflicting position taken by a state or local taxation authority on the taxability of our services could result in additional tax liabilities and could negatively impact our competitive position in that jurisdiction. If we fail to comply with applicable tax laws and regulations, we could suffer civil or criminal penalties in addition to the delinquent tax assessment. In the taxing jurisdictions where our services have been determined to be subject to tax, the jurisdiction may increase the tax rate assessed on such services. We seek to pass through to our customers such tax increases. In the event we are not able to pass through any portion of the tax increase, our financial condition, consolidated results of operations and cash flows could be adversely impacted.

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

We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our financial statements. We would accrue an estimated loss contingency in our financial statements if it were probable that a liability had been incurred and the amount of the loss could be reasonably estimated. Due to the unpredictable nature of litigation, assessing contingencies is highly subjective and requires judgments about future events. The amount of actual losses may differ from our current assessment. As a result of the costs and expenses of defending ourselves against lawsuits or claims, and risks and consequences of legal actions, regardless of merit, our consolidated results of operations and financial position could be adversely affected or cause variability in our results compared to expectations.

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

Item 1B.   Unresolved Staff Comments.

None.

Item 1C.   Cybersecurity.

Cybersecurity Risk Management and Strategy

The Company adopted an Information Security Policy which governs the Company’s management of information technology (“IT”) systems, network, information, data and assets. HCSG’s Information Security Policy is periodically reviewed based on the NIST Cybersecurity Framework. HCSG regularly monitors and measures the performance of its IT System and Assets and its Information Security Policy. HCSG has procedures to ensure that any of its vendors and suppliers that create, utilize, or process HCSG’s data take a similar, risk-based approach to information security.

Management maintains the cybersecurity risk prevention program which includes ongoing employee education and procedures for cybersecurity incident prevention, detection and response. The Company retains third parties, including IT professionals and legal counsel, specializing in cybersecurity risk management to assist in implementing cybersecurity controls. The Company oversees and identifies material risks from cybersecurity threats associated with its use of third-party service providers by reviewing SOC 1 or SOC 2 reports (whichever is more applicable) for key outsourced systems, including all systems which house protected health information or personally identifiable information. The cybersecurity risk prevention program is part of the Company's overall risk management program.

Please refer to the risk factor titled “Cyber-attacks and breaches could cause operational disruptions, fraud or theft of sensitive information” in “Risk Factors” in Part I, Item 1A of this Form 10-K for more information on risks posed by cybersecurity threats to the Company.

Management's Role in Assessing and Managing Materials Risks from Cybersecurity Threats

The Company’s day-to-day risk management is under the direction of Jason J. Bundick, the Company’s Executive Vice President, Chief Compliance Officer, General Counsel and Secretary. Jason Osbeck, the Company's Senior Vice President of Information and Technology, is responsible for day-to-day cybersecurity risk management under the direction of Mr. Bundick. Mr. Osbeck has served in this role at the Company since 2012.

The Company has a Cyber Incident Response Plan (“IRP”) which details the Company’s policies and procedures in the event of a cyber incident. The Company’s IT department, led by Mr. Osbeck, logs all potential cybersecurity incidents reported which are then reviewed by an Incident Response Team (“IRT”), a cross-functional internal team including IT, risk management, legal and other departmental representation as necessary to identify the potential impact of the cybersecurity incident. As needed, the IRT will consult with third party legal counsel and IT advisory firms to appropriately respond to existing cyber threats. In the event a material incident is identified, the Company will report such incidents in compliance with applicable law. Material cyber events, if any, are reported to the Board of Directors as they occur. Additionally, the Chief Compliance Officer provides quarterly updates to the Audit Committee on all cybersecurity matters during the quarter.

Board of Directors' Oversight of Cybersecurity Risks

Our Board is responsible for overseeing the Company’s risk management process. The Board focuses on the Company’s general risk management strategy, including the most significant risks facing the Company, and ensures that appropriate risk mitigation strategies are implemented by management. The Audit Committee oversees the Company's cybersecurity risk mitigation efforts. The Audit Committee reports to the full Board as appropriate, including when a matter rises to the level of a material risk.

Item 2.   Properties.

We lease our corporate offices, located at 3220 Tillman Drive, Suite 300, Bensalem, Pennsylvania 19020. We also lease office space at other locations in Colorado, Connecticut, Florida, New Jersey, Texas and Virginia. The New Jersey office is the headquarters of HCSG Insurance Corp, our captive insurance company, as well as HCSG East, LLC, HCSG West, LLC, HCSG Central, LLC, HCSG Staff Leasing Solutions, LLC, HCSG Labor Supply, LLC, HCSG East Labor Supply, LLC, and HCSG Clinical Services, LLC. The other locations serve as divisional or regional offices providing management and administrative services to both of our operating segments in their respective geographical areas. No individual parcel of real estate owned or leased is of material significance to our total assets.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s Common Stock is traded under the symbol “HCSG” on the Nasdaq Global Select Market. As of February 14, 2024, there were approximately 73.6 million shares of our Common Stock outstanding.

Holders

As of February 14, 2024, we had approximately 400 holders of record of our Common Stock. This does not include persons who hold our Common Stock in nominee or “street name” accounts through brokers or banks.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the Company’s equity compensation plans, on an aggregated basis, the number of shares of our Common Stock subject to outstanding stock awards, the weighted-average exercise price of stock awards, and the number of shares remaining available for future award grants as of December 31, 2023.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Issued and not Exercised)
	(in thousands, except per share amounts)
Equity compensation plans approved by security holders	3,715	[1]	$30.43	5,204	[2]
Total	3,715		$30.43	5,204

1.Represents shares of Common Stock issuable upon exercise of outstanding stock awards granted under the 2020 Amended Omnibus Incentive Plan (the “Amended 2020 Plan”) and carryover shares from pre-existing equity plans.
2.Includes stock awards to purchase 3.2 million shares available for future grant under the Amended 2020 Plan, 1.8 million shares available for issuance under the Company’s 1999 Employee Stock Purchase Plan as amended (the “1999 Plan”) and 0.2 million shares available for issuance under the Company’s Amended and Restated Deferred Compensation Plan (the “Deferred Compensation Plan”). Treasury shares may be issued under the 1999 Plan and the Deferred Compensation Plan.

Performance Graph

The following graph matches the Company’s cumulative five-year total shareholder return on Common Stock with the cumulative total returns of the NASDAQ Composite index, the S&P Midcap 400 Index, and the Russell 2000 index. The graph tracks the performance of a $100 investment in our Common Stock and in each index (with the reinvestment of all dividends) from December 31, 2018 to December 31, 2023. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

We believe the Company is unique in its service offerings and customer base, and among its closest industry peers, it is unique in size and financial profile. As such, we do not believe that we can reasonably identify a peer group for the purposes of Regulation S-K Item 201(e)(1)(ii)(B) and have instead opted to utilize the Russell 2000 index to compare the Company performance to issuers with similar market capitalization. The Company has also included the S&P Midcap 400 Index due to certain equity awards granted by the Company being benchmarked against this index.

Comparison of 5 Year Cumulative Total Return*

Among Healthcare Services Group, Inc., the Russell 2000 Index, the NASDAQ Composite Index, and the S&P Midcap 400 Index.

*$100 invested on December 31, 2018 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2024 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2024 Russell Investment Group. All rights reserved.

	December 31,
Company / Index	2018	2019	2020	2021	2022	2023
Healthcare Services Group, Inc.	$100.00	$62.26	$74.42	$48.72	$34.75	$30.03
Russell 2000	$100.00	$125.52	$150.58	$172.90	$137.56	$160.85
NASDAQ Composite	$100.00	$136.69	$198.10	$242.03	$163.28	$236.17
S&P Midcap 400	$100.00	$126.20	$143.44	$178.95	$155.58	$181.15

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Repurchases of Equity Securities

On February 14, 2023, our Board of Directors authorized the repurchase of up to 7.5 million outstanding shares of common stock (the “Repurchase Plan”). We remain authorized to purchase 6.5 million shares of common stock under the Repurchase Plan.

Shares repurchased pursuant to the Repurchase Plan during the three months ended December 31, 2023, were as follows:

Quarter Ended December 31, 2023	Total number of shares of Common Stock repurchased	Average price paid per share of Common Stock	Aggregate purchase price of Common Stock repurchases[1]	Number of remaining shares authorized for repurchase
			(in thousands)
October 1, 2023 - October 31, 2023	102,200	$9.75	$996	6,883
November 1, 2023 - November 30, 2023	406,200	$9.81	$3,983	6,477
December 1, 2023 - December 31, 2023	—	$—	$—	6,477
Fourth quarter	508,400	$9.80	$4,979	6,477
1.Excludes commissions and other costs of less than $$0.1 million.

Item 6.   Reserved.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our Consolidated Financial Statements and the related notes to those statements included elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors,” and elsewhere in this report on Form 10-K. We are on a calendar year end, and except where otherwise indicated, “2023” refers to the year ended December 31, 2023, and “2022” refers to the year ended December 31, 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items when comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our consolidated financial statements as of December 31, 2023 and for the year then ended and the notes accompanying those financial statements.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of healthcare facilities, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We provide such services to approximately 2,700 facilities throughout the continental United States as of December 31, 2023. We believe we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States.

We provide services primarily pursuant to full service agreements with our customers. Under such agreements, we are responsible for the day-to-day management of the employees located at our customers’ facilities as well as for the provision of certain supplies. We also provide services on the basis of management-only agreements for a limited number of customers. Under a management-only agreement, we provide management and supervisory services while the customer facility retains payroll responsibility for the non-supervisory staff. In certain management-only agreements, the Company maintains responsibility for purchasing supplies. Our agreements with customers typically provide for a renewable one year service term, cancellable by either party upon 30 to 90 days’ notice after an initial period of 60 to 120 days.

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

At December 31, 2023, Housekeeping services were provided to approximately 2,300 customer facilities, generating approximately 45.9% or $766.7 million of our consolidated revenues for the year ended December 31, 2023. Dietary services were provided to approximately 1,700 customer facilities at December 31, 2023 and contributed approximately 54.1% or $904.7 million of our consolidated revenues for the year ended December 31, 2023.

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

Our ability to acquire new customers, retain existing customers and increase revenues are affected by many factors. Competitive factors consist primarily of competing with potential customers’ use of in-house support staff, as well as a number of firms which compete with us in the regional and national markets in which we conduct business. We believe the primary revenue drivers of our business are our ability to obtain new customers and to provide additional services to existing customers. In addition, although there can be no assurance, we seek to pass through, by means of service billing increases, increases in our cost of providing the services, while also aiming to obtain modest annual revenue increases from our existing customers to attain desired profit margins at the facility level. The primary economic factor in acquiring new customers is our ability to demonstrate the cost-effectiveness of our services because many of our customers’ revenues are generally highly reliant on Medicare and Medicaid reimbursements. Therefore, our customers’ economic decision-making is driven significantly by their reimbursement funding rate structure and the financial impact on their reimbursement as a result of engaging us for the respective services. The primary operational factor is our ability to demonstrate to potential customers the benefits of being relieved of the administrative and operational challenges related to the day-to-day management of their housekeeping and dietary operations. In addition, we must be able to assure new customers that we can improve the quality of service that they are providing to their residents. We believe the factors discussed above are equally applicable to each of our segments with respect to acquiring new customers and increasing revenues.

When evaluating financial performance, we consider the ratio of certain financial items to consolidated revenues. The table below summarizes those metrics for 2023, 2022 and 2021:

	Relation to Consolidated Revenues
	Year Ended December 31,
	2023	2022	2021
Revenues	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	87.2%	88.6%	86.2%
Selling, general and administrative expense excluding change in deferred compensation liability	9.6%	8.8%	10.1%
Gain (loss) on deferred compensation plan	0.4%	(0.5)%	0.4%
Selling, general and administrative expense	10.0%	8.3%	10.5%
Other income (expense):
Investment and other income (loss), net	0.8%	(0.3)%	0.6%
Interest expense	(0.5)%	(0.2)%	(0.1)%
Income before income taxes	3.1%	2.6%	3.8%
Income tax	0.9%	0.6%	1.0%
Net income	2.2%	2.0%	2.8%

Our costs of services can vary and may impact our operating performance. We review two primary indicators (costs of labor and costs of supplies as percentages of segment revenues) to monitor and manage such costs. The variability of these costs may impact each segment differently, as Housekeeping's percentage of revenue is more significantly impacted by costs of labor than that of Dietary. Specifically, Housekeeping labor costs accounted for approximately 82.2% of Housekeeping revenues in 2023 while Dietary labor costs accounted for approximately 59.3% of Dietary revenues in 2023. Changes in wage rates as a result of legislative or collective bargaining actions, market factors, adjustments to staffing levels, and other variations in our use of labor or managing labor costs can result in variability of these costs. Housekeeping supplies, including linen products, accounted for approximately 7.0% of Housekeeping revenues in 2023. In contrast, supplies consumed in performing our Dietary services accounted for approximately 34.2% of Dietary revenues. Generally, fluctuations in these expenses are influenced by factors outside of our control and are unpredictable. Housekeeping and Dietary supplies are principally commodity products and are affected by market conditions specific to the respective products. Our consolidated costs of services provided decreased 2.7% for the year ended December 31, 2023 as compared to 2022 due to a decrease in the number of facilities serviced.

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

Years Ended December 31, 2023 and 2022

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis, for the years ended December 31, 2023 and 2022. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial results relate primarily to corporate level transactions and adjustments related to transactions recorded at the reportable segment level which use methods other than generally accepted accounting principles.

	Year Ended December 31,
	2023	2022	% Change
	(in thousands)
Revenues
Housekeeping	$766,651	$795,687	(3.6)%
Dietary	904,738	894,489	1.1%
Consolidated	$1,671,389	$1,690,176	(1.1)%

Costs of services provided
Housekeeping	$705,340	$722,591	(2.4)%
Dietary	861,191	865,424	(0.5)%
Corporate and eliminations	(109,888)	(91,150)	20.6%
Consolidated	$1,456,643	$1,496,865	(2.7)%

Selling, general and administrative expense
Corporate and eliminations	$166,772	$140,344	18.8%

Investment and other income, net
Corporate	$12,938	$(5,427)	(338.4)%

Interest expense
Corporate	$(7,856)	$(2,987)	163.0%

Income (loss) before income taxes
Housekeeping	$61,311	$73,096	(16.1)%
Dietary	43,547	29,065	49.8%
Corporate and eliminations	(51,802)	(57,608)	(10.1)%
Consolidated	$53,056	$44,553	19.1%

Income taxes
Corporate	$14,670	$10,310	42.3%

Revenues

Consolidated

Consolidated revenues decreased 1.1% to $1.7 billion for the year ended December 31, 2023 compared to the corresponding period in 2022 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

During the years ended December 31, 2023 and 2022, the Company recognized changes in variable consideration as reductions to revenue of $13.8 million, including $4.1 million in Housekeeping revenues and $9.7 million in Dietary revenues, and $10.0 million, including $2.3 million of Housekeeping revenues and $7.7 million of Dietary revenues, respectively. Inclusive of the impact of such changes, Housekeeping revenues decreased 3.6% while Dietary revenues increased 1.1% during the year ended December 31, 2023 compared to the corresponding period in 2022. Housekeeping revenues declined due to fewer facilities serviced year-over-year. While the number of Dietary facilities serviced declined year-over-year, revenue increased resulting from contractual pass-through of labor and food costs to customer buildings, which was a focus of our 2022 service agreement modification initiative.

Costs of services provided

Consolidated

Consolidated costs of services provided decreased 2.7% to $1.5 billion for the year ended December 31, 2023 compared to the corresponding period in 2022.

The following table provides a comparison of key indicators we consider when managing the consolidated costs of services provided:

	Year Ended December 31,
Costs of Services Provided - Key Indicators as a % of Consolidated Revenue	2023	2022	Change
Bad debt provision	2.1%	1.9%	0.2%
Self-insurance costs	1.8%	1.9%	(0.1)%

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues, increased to 92.0% for the year ended December 31, 2023 from 90.8% in the corresponding period in 2022. Costs of services provided for Dietary, as a percentage of Dietary revenues, decreased to 95.2% for the year ended December 31, 2023 from 96.8% in the corresponding period in 2022.

The following table provides a comparison of the key indicators we consider when managing costs of services provided at the segment level, as a percentage of the respective segment’s revenues:

	Year Ended December 31,
Costs of Services Provided - Key Indicators as a % of Segment Revenue	2023	2022	Change
Housekeeping labor and other labor-related costs	82.2%	81.4%	0.8%
Housekeeping supplies	7.0%	6.8%	0.2%
Dietary labor and other labor-related costs	59.3%	61.5%	(2.2)%
Dietary supplies	34.2%	32.0%	2.2%

Variations within these key indicators relate to the provision of services at new facilities and changes in the mix of customers for whom we provide supplies or do not provide supplies. Management focuses on building efficiencies and managing labor and other costs at the facility level, as well as managing supply chain costs, for new and existing facilities. The increase in dietary supplies spend as a percentage of dietary revenues was driven by increases to our menu costs, which are dependent on commodity pricing factors, during 2023.

Consolidated Selling, General and Administrative Expense

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under our deferred compensation liability. These investments represent the amounts held on behalf of the participating employees as changes in the value of these investments affect the amount of our deferred compensation liability. Gains on the plan investments during the year ended December 31, 2023 increased our total selling, general and administrative expense for the period whereas losses on plan investments during the year ended 2022 decreased our total selling, general and administrative expense.

Excluding the change in the deferred compensation plan described above, consolidated selling, general and administrative expense increased $10.6 million or 7.1% for the year ended December 31, 2023 compared to the corresponding period in 2022. The increase was driven by increases in professional fees and travel-related expenses, impacted by inflationary measures.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative expense excluding change in deferred compensation liability	$160,088	$149,522	$10,566	7.1%
Gain (loss) on deferred compensation plan investments	6,684	(9,178)	15,862	(172.8)%
Selling, general and administrative expense	$166,772	$140,344	$26,428	18.8%

Consolidated Investment and Interest Income, net

Investment and other income was a gain of $12.9 million for the year ended December 31, 2023 compared to a loss of $5.4 million for the corresponding 2022 period, primarily due to market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan and increased interest income on notes receivable.

Consolidated Interest Expense

Consolidated interest expense increased to $7.9 million for the year ended December 31, 2023 compared to $3.0 million for the corresponding 2022 period due to increased short-term borrowings during 2023 and increased market interest rates.

Consolidated Income Taxes

Our effective tax rate was 27.7% for the year ended December 31, 2023 compared to 23.1% in 2022. The increase to our 2023 tax rate compared to the corresponding 2022 period was primarily impacted by a decrease in federal and state tax adjustments relative to the increase in income before income taxes.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts (the “Allowance”) is established at the origination of an account or note receivable in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) subtopic 326 Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). ASC 326 requires the Company to estimate the lifetime expected credit losses on such instruments and to record an allowance to offset the receivables.

The Allowance is evaluated quarterly based upon our financial models which consider historical collections experience, current market conditions, government funding of Medicare and Medicaid and reasonable and supportable economic forecasts to estimate lifetime expected credit losses. Portions of the Allowance are inherently more sensitive to fluctuations in management’s assumptions than others, particularly any adjustments made to reflect reasonable and supportable economic forecasts. Such qualitative assessments would be expected to have a greater effect on aged accounts receivable and notes receivable as compared to current receivables. Due to the prospective nature of the Allowance under ASC 326, Management continues to review our portfolio of accounts and notes receivable and any estimate of credit losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Accrued Insurance Claims

We have a Paid Loss Retrospective Insurance Plan for general liability, workers’ compensation insurance and other self-insurance programs, which comprise approximately 25.3% of our liabilities at December 31, 2023. Under our insurance plans predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost. Our accounting for this plan utilizes current valuations from a third-party actuary, which include assumptions based on data such as historical claims and payout experience, demographic factors, industry trends, severity factors and other actuarial calculations. In the event that our claims experience and/or industry trends result in an unfavorable change in our assumptions or outcomes, it would have an adverse effect on our results of operations and financial condition. Recently, our claims experiences have been favorable as a result of our ongoing initiative to promote safety and accident prevention in the workplace and proactive management of workers’ compensation claims.

For general liability, workers’ compensation and other self-insurance programs, we record both a reserve for the estimated future cost of claims and related expenses that have been reported but not settled as well as an estimate of claims incurred but not reported. General liability and workers’ compensation reserves for claims incurred but not reported are developed by a third-party actuary through review of our historical data and open claims.

A summary of the changes in our total self-insurance liability is as follows:

	2023	2022	2021
	(in thousands)
Accrued insurance claims - January 1,	$88,707	$89,394	$82,428
Claim payments	(24,488)	(25,175)	(29,061)
Reserve accruals:
Current year accruals	32,693	34,293	35,830
Changes to the provision for prior year claims	(12,534)	(9,805)	197
Change in accrued insurance claims	(4,329)	(687)	6,966
Accrued insurance claims - December 31,	$84,378	$88,707	$89,394

Liquidity and Capital Resources

At December 31, 2023, we had cash, cash equivalents and marketable securities of $147.5 million and working capital of $354.8 million, compared to December 31, 2022 cash, cash equivalents and marketable securities of $121.5 million and working capital of $319.6 million. Our current ratio was 2.6 to 1 at both December 31, 2023 and 2022. Marketable securities represent fixed income investments that are highly liquid and can be readily purchased or sold through established markets. Such securities are held by HCSG Insurance to satisfy capital requirements of the state regulator related to captive insurance companies.

For the years ended December 31, 2023, 2022 and 2021 our cash flows were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$43,498	$(8,167)	$37,108
Net cash (used in) provided by investing activities	$(3,293)	$2,580	$(22,990)
Net cash used in financing activities	$(12,154)	$(38,928)	$(82,654)

Operating Activities

Our primary sources of cash from operating activities are the revenues generated from our Housekeeping and Dietary services. Our primary uses of cash from operating activities are the funding of our payroll and other personnel-related costs as well as the costs of supplies used in providing our services. For the year ended December 31, 2023 cash flow from operations included a $38.4 million in net income, an increase of $4.1 million compared to 2022, non-cash add-backs to net income of $49.3 million, and a $44.2 million decrease in cash flows from changes in operating assets and liabilities, driven primarily by increased outstanding accounts and notes receivable. Such activity, along with the timing of cash payments, are the primary drivers of the period-over-period changes in net cash provided by operating activities.

Investing Activities

Our principal uses of cash for investing activities are capital expenditures such as housekeeping and food service equipment, computer software and equipment and furniture and fixtures (see “Capital Expenditures” below for additional information). While no purchases of marketable securities were made during the year ended December 31, 2023, we also use cash for such purchases when deemed appropriate in line with capital funding requirements for HCSG Insurance. Such uses of cash are offset by proceeds from sales of marketable securities.

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

Financing Activities

The primary use of cash for financing activities is repurchases of common stock. Prior to 2023, the primary use of cash from financing activities was the payment of dividends. On February 14, 2023, our Board of Directors authorized the Repurchase Plan and suspended the quarterly dividend issued on common stock as part of our overall capital rebalancing strategy. No dividends were issued during the year ended December 31, 2023. During 2022, we paid regular quarterly cash dividends to shareholders of $63.4 million.

We repurchased 1.0 million shares of our common stock for $11.1 million during the year ended December 31, 2023. We remain authorized to repurchase 6.5 million shares of our Common Stock pursuant to the Repurchase Plan.

The primary source of cash from financing activities is the net borrowings under our bank line of credit. We borrow for general corporate purposes as needed throughout the year.

Contractual Obligations

Our future contractual obligations and commitments at December 31, 2023 primarily consist of minimum lease payments on our operating lease agreements as discussed within Note 8 — Leases. As of December 31, 2023, the Company had no other material minimum purchase or capital expenditure commitments pertaining to our daily operations or existing financing arrangements.

Line of Credit

At December 31, 2023, we had a $300 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a floating rate, based on our leverage ratio, and starting at the Term Secured Overnight Financing Rate (“SOFR”) rate plus 165 basis points. The Company’s line of credit was amended on November 22, 2022 to, among other things, provide for a five-year unsecured revolving loan facility in the aggregate amount of $300 million with, at the Company’s option, the ability to increase the revolving loan commitments to an aggregate amount not to exceed $500 million and to change the benchmark rate from the London Interbank Offered Rate (“LIBOR”) to SOFR. At December 31, 2023, we borrowed $25.0 million under the line of credit.

The line of credit requires us to satisfy two financial covenants. The covenants and their respective status at December 31, 2023 were as follows:

Covenant Descriptions and Requirements	As of December 31, 2023
Funded debt[1] to EBITDA[2] ratio: less than 3.50 to 1.00	0.97
EBITDA[2] to Interest Expense ratio: not less than 3.00 to 1.00	9.92
1.All indebtedness for borrowed money including, but not limited to, reimbursement obligations in respect of letters of credit and guarantees of any such indebtedness.
2.Net income plus interest expense, income tax expense, depreciation, amortization, share-based compensation expense and extraordinary non-recurring losses/gains.

As noted above, we were in compliance with our financial covenants at December 31, 2023 and we expect to remain in compliance. The line of credit expires on November 22, 2027. We believe that our existing capacity under the line of credit and our history of favorable operating cash flows provide adequate liquidity to fund our operations for the next twelve months following the date of this report.

At December 31, 2023, we also had outstanding $85.9 million in irrevocable standby letters of credit, which relate to payment obligations under our insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $85.9 million to $189.1 million at December 31, 2023. On December 29, 2023, January 2, 2024 and January 3, 2024, the letters of credit were renewed, and they all expire during the first quarter of 2025.

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

In order to provide for collections issues and the general risk associated with the granting of credit terms, we recorded a bad debt provision (in an Allowance for Doubtful Accounts) of $35.6 million, $32.0 million and $10.5 million in the years ended December 31, 2023, 2022 and 2021, respectively. As a percentage of total revenues, these provisions represented approximately 2.1%, 1.9% and 0.6% for the years ended December 31, 2023, 2022 and 2021, respectively.

Insurance Programs

We self-insure or carry high deductible insurance plans and therefore retain a substantial portion of the risk associated with the expected losses under our general liability and workers compensation programs. Under our insurance plans for general liability and workers’ compensation, predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost. Our accounting for this plan is affected by various uncertainties, such as historical claims, pay-out experience, demographic factors, industry trends, severity factors and other actuarial assumptions calculated by a third-party actuary. Evaluations of our accrued insurance claims estimate as of the balance sheet date are based primarily on current information derived from our actuarial valuation which assists in quantifying and valuing these trends. In the event that our claims experience and/or industry trends result in an unfavorable change resulting from, among other factors, the severity levels of reported claims and medical cost inflation, as compared to historical claim trends, it would have an adverse effect on our results of operations and financial condition.

For general liability and workers’ compensation, we record a reserve for the estimated future cost of claims and related expenses that have been reported but not settled, including an estimate of claims incurred but not reported that are developed as a result of a review of our historical data and open claims, which is based on estimates provided by a third-party actuary.

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new customers obtained. Such capital expenditures primarily consist of housekeeping and food service equipment purchases, laundry and linen equipment installations, computer hardware and software and furniture and fixtures. Our capital expenditures totaled $5.4 million in 2023. Although we have no specific material commitments for capital expenditures through the end of calendar year 2024, we estimate that for 2024 we will have capital expenditures of approximately $4.0 million to $6.0 million.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

At December 31, 2023, we had $147.5 million in cash, cash equivalents and marketable securities. The fair value of all of our cash equivalents and marketable securities are determined based on “Level 1” or “Level 2” inputs, which are based upon quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards as specified in our investment policy guidelines.

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

Item 8.   Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Healthcare Services Group, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Healthcare Services Group, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 16, 2024 expressed an adverse opinion.

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

Allowance for doubtful accounts

As described further in Notes 1 and 5 to the financial statements, the Company records an allowance for doubtful accounts against its accounts and notes receivable balances under ASC 326 based on the future expected credit loss. This estimate is determined based on internally developed qualitative and quantitative factors derived from the aging and collection history of receivables. We identified the allowance for doubtful accounts as a critical audit matter.

The principal considerations for our determination that the allowance for doubtful accounts is a critical audit matter includes the high degree of estimation uncertainty and judgment involved in determining the estimate. There is a high degree of subjectivity in management's assessment of the reasonableness of the allowance for doubtful accounts, which required a heightened level of auditor judgment in auditing the estimate. Further, variations in this estimate could have a significant impact on the recorded allowance.

Our audit procedures related to the allowance for doubtful accounts included the following, among others:
•We tested the design and operating effectiveness of management’s controls over the allowance for doubtful accounts.
•We evaluated the appropriateness of management’s process and methodology of estimating the allowance for doubtful accounts.
•We performed a historical lookback analysis for a sample of accounts and notes receivable balances within certain risk pools, examined current and historical collection rates, and compared the historical loss rates against the estimated loss rates within the respective risk pools as of December 31, 2023.
•We performed an analysis of the changes in loss rates applied to each respective risk pool as of December 31, 2023, compared to December 31, 2022, and obtained corroborating evidence for any significant variances.
•We evaluated the reasonableness of certain qualitative adjustments recorded by management against the allowance for doubtful accounts to appropriately reflect management’s expectation of current expected credit losses.
•We tested the mathematical accuracy of management’s allowance for doubtful accounts calculation as of December 31, 2023, by recalculating the historical loss rates for each risk pool, as well as recalculating the aging of receivables.
•We sampled accounts and notes receivable and performed confirmation procedures, as well as obtained other corroborating evidence, to ensure the accuracy of the receivables utilized by management to calculate the allowance for doubtful accounts as of December 31, 2023.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 1992.

Philadelphia, Pennsylvania
February 16, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Healthcare Services Group, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Healthcare Services Group, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

The Company did not design effective controls over the calculation of accrued payroll liabilities from employee vested vacation. The Company’s controls over accrued payroll liabilities in respect to accrued vacation were not sufficiently designed to consider all accounting and disclosure ramifications of such accrued payroll liabilities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated February 16, 2024 which expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
February 16, 2024

Healthcare Services Group, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of December 31,
	2023	2022
ASSETS:
Current assets:
Cash and cash equivalents	$54,330	$26,279
Marketable securities, at fair value	93,131	95,200
Accounts and notes receivable, less allowance for doubtful accounts of $87,250 and $70,192 as of December 31, 2023 and 2022, respectively	383,509	336,777
Inventories and supplies	18,479	21,164
Taxes receivable	—	6,629
Prepaid expenses and other assets	22,247	22,583
Total current assets	571,696	508,632
Property and equipment, net	28,774	22,975
Goodwill	75,529	75,529
Other intangible assets, less accumulated amortization of $36,557 and $32,738 as of December 31, 2023 and 2022, respectively	12,127	15,946
Notes receivable — long–term portion, less allowance for doubtful accounts of $4,449 and $3,273 as of December 31, 2023 and 2022, respectively	24,832	32,609
Deferred compensation funding, at fair value	40,812	33,493
Deferred tax assets	35,226	30,840
Other long-term assets	1,656	812
Total assets	$790,652	$720,836

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$83,224	$68,296
Accrued payroll and related taxes	56,142	53,099
Other accrued expenses and current liabilities	21,179	17,835
Borrowings under line of credit	25,000	25,000
Income taxes payable	7,201	—
Deferred compensation liability — short-term	1,501	1,618
Accrued insurance claims	22,681	23,166
Total current liabilities	216,928	189,014
Accrued insurance claims — long-term	61,697	65,541
Deferred compensation liability — long-term	41,186	33,764
Lease liability — long-term	11,235	8,097
Other long-term liabilities	2,990	6,141

Commitments and contingencies (Note 15)

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000 shares authorized; 76,329 and 76,161 shares issued, and 73,341 and 74,088 shares outstanding as of December 31, 2023 and 2022, respectively	763	762
Additional paid-in capital	310,436	302,304
Retained earnings	185,010	146,602
Accumulated other comprehensive loss, net of taxes	(1,844)	(3,477)
Common stock in treasury, at cost, 2,988 and 2,240 shares as of December 31, 2023 and 2022, respectively	(37,749)	(27,912)
Total stockholders’ equity	$456,616	$418,279
Total liabilities and stockholders’ equity	$790,652	$720,836
See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenues	$1,671,389	$1,690,176	$1,641,959
Operating costs and expenses:
Costs of services provided	1,456,643	1,496,865	1,411,393
Selling, general and administrative expense	166,772	140,344	173,108
Other income (expense):
Investment and other income (loss), net	12,938	(5,427)	9,439
Interest expense	(7,856)	(2,987)	(1,385)
Income before income taxes	53,056	44,553	65,512

Income tax provision	14,670	10,310	16,969
Net income	$38,386	$34,243	$48,543

Per share data:
Basic earnings per common share	$0.52	$0.46	$0.65
Diluted earnings per common share	$0.52	$0.46	$0.65

Weighted average number of common shares outstanding:
Basic	74,288	74,336	74,816
Diluted	74,340	74,351	74,962

Comprehensive income:
Net income	$38,386	$34,243	$48,543
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale marketable securities, net of taxes	1,633	(7,477)	(1,563)
Total comprehensive income	$40,019	$26,766	$46,980

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$38,386	$34,243	$48,543
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,344	15,316	14,667
Bad debt provision	35,604	31,969	10,483
Deferred income tax (benefit) expense	(4,820)	4,907	4,083
Share-based compensation expense	8,985	9,214	8,827
Amortization of premium on marketable securities	2,144	2,219	2,275
Unrealized (gain) loss on deferred compensation fund investments	(6,645)	9,422	(6,397)
Changes in fair value of other long-term liabilities	(1,154)	(2,353)	—
Net loss on disposals of property and equipment	818	1,138	1,469
Changes in operating assets and liabilities:
Accounts and notes receivable	(74,559)	(78,707)	(37,185)
Inventories and supplies	2,685	4,851	5,599
Prepaid expenses and other assets	12,750	9,935	(12,250)
Deferred compensation funding, net	(674)	3,913	6,661
Accounts payable and other accrued expenses	7,430	(13,748)	10,244
Accrued payroll, accrued and withheld payroll taxes	4,186	(23,859)	(25,878)
Income taxes receivable and payable	572	2,184	(8,420)
Accrued insurance claims	(4,329)	(687)	6,966
Deferred compensation liability	7,775	(18,124)	7,421
Net cash provided by (used in) operating activities	43,498	(8,167)	37,108
Cash flows (used in) from investing activities:
Disposals of property and equipment	121	393	211
Additions to property and equipment	(5,406)	(5,210)	(5,687)
Purchases of marketable securities	—	(2,875)	(20,335)
Sales of marketable securities	1,992	10,386	26,697
Cash paid for acquisitions	—	(114)	(23,876)
Net cash (used in) provided by investing activities	(3,293)	2,580	(22,990)
Cash flows used in financing activities:
Dividends paid	—	(63,373)	(62,226)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	—	106	92
Proceeds from the exercise of stock options	—	410	2,425
Purchases of treasury stock	(11,283)	—	(21,535)
Short-term borrowings, net of repayments	—	25,000	—
Payments of statutory withholding on net issuance of restricted stock units	(871)	(1,071)	(1,410)
Net cash used in financing activities	(12,154)	(38,928)	(82,654)
Net change in cash and cash equivalents	28,051	(44,515)	(68,536)
Cash and cash equivalents at beginning of the period	26,279	70,794	139,330
Cash and cash equivalents at end of the period	$54,330	$26,279	$70,794
Supplementary cash flow information:
Cash paid for interest	$7,809	$2,822	$1,385
Cash paid for income taxes	$5,585	$3,309	$21,233
Accrued variable consideration for acquisition of businesses	$—	$—	$10,456
See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss), net of Taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	75,798	$758	$282,206	$5,563	$190,708	$(8,959)	$470,276
Comprehensive income:
Net income for the period	—	—	—	—	48,543	—	48,543
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(1,563)	—	—	(1,563)
Comprehensive income for the period							$46,980
Exercise of stock options and other share-based compensation, net of shares tendered for payment	207	2	2,423	—	—	—	2,425
Payment of statutory withholding on issuance of restricted stock and restricted stock units	—	—	(1,410)	—	—	—	(1,410)
Share-based compensation expense	—	—	8,600	—	—	—	8,600
Purchases of treasury stock	—	—	—	—	—	(21,535)	(21,535)
Treasury shares issued for Deferred Compensation Plan funding, net	—	—	574	—	—	(206)	368
Shares issued pursuant to Employee Stock Plan	—	—	1,554	—	—	498	2,052
Dividends paid and accrued, $0.84 per share	—	—	—	—	(62,800)	—	(62,800)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	54	—	—	38	92
Other	4	—	123	—	—	—	123
Balance, December 31, 2021	76,009	760	294,124	4,000	176,451	(30,164)	$445,171
Comprehensive income:
Net income for the period	—	—	—	—	34,243	—	34,243
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(7,477)	—	—	(7,477)
Comprehensive income for the period							$26,766
Exercise of stock options and other share-based compensation, net of shares tendered for payment	148	2	408	—	—	—	410
Payment of statutory withholding on issuance of restricted stock units	—	—	(1,071)	—	—	—	(1,071)
Share-based compensation expense	—	—	9,044	—	—	—	9,044
Treasury shares issued for Deferred Compensation Plan funding, net	—	—	(634)	—	—	1,008	374
Shares issued pursuant to Employee Stock Plan	—	—	368	—	—	1,144	1,512
Dividends paid and accrued, $0.86 per share	—	—	—	—	(64,092)	—	(64,092)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	6	—	—	100	106
Other	4	—	59	—	—	—	59
Balance, December 31, 2022	76,161	$762	$302,304	$(3,477)	$146,602	$(27,912)	$418,279
Comprehensive income:
Net income for the period	—	—	—	—	38,386	—	38,386
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	1,633	—	—	1,633
Comprehensive income for the period							$40,019
Exercise of stock options and other share-based compensation, net of shares tendered for payment	167	1	(1)	—	—	—	—
Payment of statutory withholding on issuance of restricted stock units	—	—	(870)	—	—	—	(870)
Share-based compensation expense	—	—	8,836	—	—	—	8,836
Purchases of treasury stock	—	—	—	—	—	(11,283)	(11,283)
Treasury shares issued for Deferred Compensation Plan funding, net	—	—	298	—	—	172	470
Shares issued pursuant to Employee Stock Plan	—	—	(139)	—	—	1,274	1,135
Other	1	—	8	—	22	—	30
Balance, December 31, 2023	76,329	$763	$310,436	$(1,844)	$185,010	$(37,749)	$456,616
See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2023, 2022 and 2021

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

The Company’s financial instruments that are measured at fair value on a recurring basis consist of marketable securities and the deferred compensation fund investments. The carrying value of other financial instruments such as cash and cash equivalents, accounts and short-term notes receivable, accounts payable (including income taxes payable and accrued expenses) and borrowings under the Company’s line of credit approximate their fair values at December 31, 2023 and 2022, due to the short period of time to maturity or repayment.

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

Investments in Marketable Securities

Marketable securities are defined as fixed income investments which are highly liquid and can be readily purchased or sold through established markets. As of December 31, 2023 and 2022, the Company had marketable securities of $93.1 million and $95.2 million, respectively, comprised primarily of tax-exempt municipal bonds. These investments are accounted for as available-for-sale securities and are reported at fair value on the Company's Consolidated Balance Sheets. For the year ended December 31, 2023, $1.6 million of unrealized gains related to these investments were recorded in Other comprehensive income (loss). For the years ended December 31, 2022 and 2021, $7.5 million and $1.6 million of unrealized losses related to these marketable securities were recorded in Other comprehensive income (loss), respectively. Unrealized gains and losses are recorded net of income taxes.

These assets are held by the Company’s wholly-owned captive insurance company subsidiary as required by state insurance regulations. The Company’s investment policy is intended to manage the assets to achieve the goals of preserving principal, maintaining adequate liquidity at all times and maximizing returns subject to investment guidelines. The investment policy limits investment to certain types of instruments issued by institutions primarily with investment grade credit ratings and places restrictions on concentration by type and issuer.

The Company periodically reviews the investments in marketable securities for credit impairment when an investment’s fair value declines below the amortized cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of December 31, 2023, management believes that the recorded value of the Company’s investments in marketable securities was recoverable in all material respects.

Accounts and Notes Receivable

Accounts and notes receivable consist of Housekeeping and Dietary segment trade receivables from contracts with customers. The Company’s payment terms with customers for services provided are defined within each customer’s service agreement and range from prepaid to 120 days. Accounts receivable are considered short term assets as the Company does not grant payment terms greater than one year. Accounts receivable initially are recorded at the transaction amount and are recorded after the Company has an unconditional right to payment where only the passage of time is required before payment is received. Each reporting period, the Company evaluates the collectability of outstanding receivable balances and records an allowance for doubtful accounts representing an estimate of current expected credit loss. Additions to the allowance for doubtful accounts are made by recording a charge to bad debt expense reported in costs of services provided.

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

Allowance for Doubtful Accounts

Management utilizes financial modeling to determine an allowance that reflects its best estimate of the lifetime expected credit losses on accounts and notes receivable which is recorded to offset the receivables. Modeling is prepared after considering historical experience, current conditions, and reasonable and supportable economic forecasts to estimate lifetime expected credit losses. Accounts and notes receivable are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as a reduction of bad debt expense when received.

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

Property and Equipment, Net

Property and equipment, with the exception of those pertaining to leases, are stated at cost, net of accumulated depreciation. Additions, renewals and improvements are capitalized, while maintenance and repair costs are expensed when incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in Investment and other income (loss), net on the Consolidated Statements of Comprehensive Income. Depreciation is recorded using the straight-line method over the following estimated useful lives: Housekeeping and Dietary equipment — 3 to 5 years; computer hardware and software — 5 years; and other, consisting of furniture and fixtures, leasehold improvements and vehicles — 5 to 10 years. Depreciation expense on property and equipment, inclusive of amortization of lease right-of-use assets, for the years ended December 31, 2023, 2022 and 2021 was $10.5 million, $10.5 million and $10.3 million, respectively.

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

Share-Based Compensation

The Company estimates the fair value of share-based awards on the date of grant using the Black-Scholes valuation model for stock options, using a Monte Carlo simulation for performance restricted stock units and using the share price on the date of grant for restricted stock units and deferred stock units. The value of the award is recognized ratably as an expense in the Company’s Consolidated Statements of Comprehensive Income over the requisite service periods, with adjustments made for forfeitures as they occur.

Advertising Costs

Advertising costs are expensed when incurred. Advertising costs were not material for the years ended December 31, 2023, 2022 and 2021.

Impairment of Long-Lived Assets

The carrying amounts of long-lived assets are periodically reviewed to determine whether current events or circumstances warrant adjustment to such carrying amounts. Any impairment would be measured as the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell. No impairment loss was recognized on the Company’s long-lived assets during the years ended December 31, 2023, 2022 or 2021.

Identifiable Intangible Assets and Goodwill

Identifiable intangible assets are amortized on a straight-line basis over their respective lives. Goodwill represents the excess of cost over the fair value of net assets of acquired businesses. Management reviews the carrying value of goodwill annually during the fourth quarter to assess for impairment on a reporting unit basis or more often if events or circumstances indicate that the carrying value may exceed its estimated fair value.

No impairment loss was recognized on the Company's intangible assets or goodwill during the years ended December 31, 2023, 2022 or 2021.

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains or losses on the subsequent reissuance of shares are credited or charged to additional paid-in capital.

Concentrations of Credit Risk

The Company’s financial instruments that are subject to credit risk are cash and cash equivalents, marketable securities, deferred compensation funding and accounts and notes receivable. At December 31, 2023 and 2022, the majority of the Company’s cash and cash equivalents and marketable securities were held in one large financial institution located in the United States. The Company’s marketable securities are fixed income investments which are highly liquid and can be readily purchased or sold through established markets.

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

Although the Company negotiates the pricing and other terms for the majority of our purchases of food and dining supplies directly with national manufacturers, the Company procures more than 50% of these products and other items through Sysco Corporation (“Sysco”). Sysco is responsible for tracking the Company’s orders and delivering products to the Company’s specific locations.

Significant Customer

For the years ended December 31, 2023, 2022 and 2021, Genesis Healthcare, Inc. (“Genesis”) accounted for $181.4 million or 10.9%, $169.1 million or 10.0% and $177.1 million or 10.8% of the Company’s consolidated revenues, respectively. As of December 31, 2023, the Company had outstanding accounts receivable and notes receivable of $61.8 million and $20.4 million, respectively, from Genesis. Although the Company expects to continue its relationship with Genesis, there can be no assurance thereof. Revenues generated from Genesis were included in both operating segments previously mentioned. Any extended discontinuance of revenues, or significant reduction, from this customer could, if not replaced, have a material impact on our operations. In addition, if Genesis fails to abide by current payment terms it could increase our accounts receivable balance and have a material adverse effect on our financial condition, results of operations, and cash flows. No other single customer or customer group represented more than 10% of consolidated revenues for the years ended December 31, 2023, 2022 and 2021.

Reclassification

Certain prior period amounts have been reclassified to conform to current year presentation, including the presentation of deferred taxes in Note 12 — Income Taxes. There was no impact to the Company's consolidated financial statements as a result of this reclassification.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances effective tax rate reconciliation disclosure requirements and provides clarity to the disclosures of income taxes paid, income before taxes and provision for income taxes. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

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

The Company accounted for the ERC by analogy to International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. During the quarter ended June 30, 2023, the Company filed a claim for the ERC for qualified wages paid in 2020 and 2021. Through February 16, 2024, the Company has yet to receive any refunds or receive any correspondence from the IRS regarding the ERC filing. The Company believes that there is not reasonable assurance that any receipt of credits will be obtained and therefore has not recognized any amounts related to the ERC in the accompanying consolidated financial statements. Should reasonable assurance over receipt of and compliance with terms of the ERC credits be obtained in future periods, the Company would recognize such amounts as an offset to expense within “Costs of services provided” in the Consolidated Statements of Comprehensive Income. In the event the Company obtains a refund in future periods, such refunds would be subject to IRS audit under the applicable statute of limitations.
Note 2 — Revision of Prior Period Financial Statements

During the current year-end financial reporting process, the Company identified a prior period accounting error related to the Company’s estimate for accrued payroll, and specifically accrued vacation that was concluded to not be material to the Company’s previously reported consolidated financial statements or unaudited interim condensed consolidated financial statements. The Company assessed the quantitative and qualitative factors associated with the foregoing error in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99 and 108, Materiality, codified in ASC 250, Presentation of Financial Statements, and concluded that the error was not material to any of the Company’s previously reported annual or interim consolidated financial statements. Notwithstanding this conclusion, the Company corrected the errors by revising the consolidated 2022 and 2021 accompanying consolidated financial statements and related notes to give effect to the correction of these errors.

The identified error related to the accuracy of the Company’s estimate for accrued payroll, and specifically accrued vacation, which US GAAP provides guidance for within ASC 710 - Compensation. Over the past three years the Company had paid vacation hours, either to current employees or for payouts to terminated employees, and such amounts were recorded to expense in the corresponding payroll periods that the vacation was paid.

The effect of the correction of the error noted above on the Company’s Consolidated Balance Sheets as of December 31, 2022 is as follows:

	December 31, 2022
	As reported	Adjustment	Revised
	(in thousands)
Deferred tax asset	$28,338	$2,502	$30,840
Total assets	$718,334	$2,502	$720,836
Accrued payroll and related taxes	$42,704	$10,395	$53,099
Total current liabilities	$178,619	$10,395	$189,014
Retained earnings	$154,495	$(7,893)	$146,602
Total liabilities and stockholders' equity	$718,334	$2,502	$720,836

The effect of the correction of the error noted above on the Company’s Consolidated Statements of Comprehensive Income for the year ended December 31, 2022 is as follows:

	Year ended December 31, 2022
	As reported	Adjustment	Revised
	(in thousands, except per share amounts)
Costs of services provided	$1,496,336	$529	$1,496,865
Income before income taxes	$45,082	$(529)	$44,553
Income tax provision	$10,452	$(142)	$10,310
Net income	$34,630	$(387)	$34,243
Basic earnings per common share	$0.47	$(0.01)	$0.46
Diluted earnings per common share	$0.47	$(0.01)	$0.46

The effect of the correction of the errors noted above on the Company’s Consolidated Statements of Comprehensive Income for the year ended December 31, 2021 is as follows:

	Year ended December 31, 2021
	As reported	Adjustment	Revised
	(in thousands, except per share amounts)
Costs of services provided	$1,415,082	$(3,689)	$1,411,393
Income before income taxes	$61,823	$3,689	$65,512
Income tax provision	$15,960	$1,009	$16,969
Net income	$45,863	$2,680	$48,543
Basic earnings per common share	$0.61	$0.04	$0.65
Diluted earnings per common share	$0.61	$0.04	$0.65

In addition to the effect of the corrections noted above, the errors also reduced retained earnings by $7.5 million and $10.2 million as of December 31, 2021 and December 31, 2020, respectively, as presented in the Consolidated Statements of Stockholders’ Equity. The effect of the correction of the errors noted above had no impact on the Company’s previously reported consolidated statements of cash flows for the years ended December 31, 2022 or 2021, except for adjustments to individual line items as described in the tables above. The effect of the correction of the errors above on income tax provision for the years ended December 31, 2022 and 2021 and related footnotes is reflected in Note 12 — Income Taxes.

Note 3 — Revenue

The Company presents its consolidated revenues disaggregated by reportable segment, as Management evaluates the nature, amount, timing and uncertainty of the Company’s revenues by segment. Refer to Note 13 — Segment Information herein as well as the information below regarding the Company’s reportable segments.

Housekeeping

Housekeeping accounted for $766.7 million, $795.7 million and $821.3 million of the Company’s consolidated revenues for the years ended December 31, 2023, 2022 and 2021, respectively. The Housekeeping services include managing customers’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the customers’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the customers’ facilities. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

Dietary

Dietary services accounted for $904.7 million, $894.5 million and $820.6 million of the Company’s consolidated revenues for the years ended December 31, 2023, 2022 and 2021, respectively. Dietary services consist of managing customers’ dietary departments which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support provided by a District Manager specializing in dietary services. The Company also offers clinical consulting services to facilities which if contracted is a service bundled within the monthly service provided to customers. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate dietitian services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

Revenue Recognition

The Company’s revenues are derived from contracts with customers. The Company recognizes revenue to depict the transfer of promised goods and services to customers in amounts that reflect the consideration to which the Company is entitled in exchange for those goods and services. The Company’s costs of obtaining contracts are not material.

The Company performs services and provides goods in accordance with its contracts with its customers. Such contracts typically provide for a renewable one year service term, cancellable by either party upon 30 to 90 days’ notice, after an initial period of 60 to 120 days. A performance obligation is the unit of account under Accounting Standards Codification (“ASC”) 606 and is defined as a promise in a contract to transfer a distinct good or service to the customer. The Company’s Housekeeping and Dietary contracts relate to the provision of bundles of goods, services or both, which represent a series of distinct goods and services that are substantially the same and that have the same pattern of transfer to the customer. The Company accounts for the series as a single performance obligation satisfied over time, as the customer simultaneously receives and consumes the benefits of the goods and services provided. Revenue is recognized using the output method, which is based upon the delivery of goods and services to the customers’ facilities. In limited cases, the Company provides goods, services or both before the execution of a written contract. In these cases, the Company defers the recognition of revenue until a contract is executed. The amount of such deferred revenue was less than $0.1 million and $0.3 million as of December 31, 2023 and 2022, respectively. Additionally, all such revenue amounts deferred as of December 31, 2022 were subsequently recognized as revenue during the year ended December 31, 2023.

The transaction price is the amount of consideration to which the Company is entitled in exchange for transferring promised goods or services to its customers. The transaction price does not include taxes assessed or collected. The Company’s contracts detail the fees that the Company charges for the goods and services it provides. For certain contracts which contain a variable component to the transaction price, the Company is required to make estimates of the amount of consideration to which the Company will be entitled, based on variability in resident and patient populations serviced, product usage, quantities consumed or history of implicit price concessions. The Company recognizes revenue related to such estimates when the Company determines that it is probable there will not be a significant reversal in the amount of revenue recognized. In instances where variable consideration exists and management’s estimate of variable consideration changes in subsequent periods, resulting in a change in transaction price, the Company records an adjustment to revenue on a cumulative catch-up basis. The Company’s contracts generally do not contain significant financing components, as payment terms are less than one year.

During the year ended December 31, 2023, the Company recorded an adjustment to revenues to reflect the Company’s change in estimate for price concessions based on new facts and circumstances related to a client’s out-of-court restructuring. Such adjustment reflects the Company’s current anticipated concession to be granted on certain amounts due as the Company’s current operating plans are to maintain providing services under this arrangement. For the year ended December 31, 2023, the adjustment was a $13.8 million reduction to revenue. During the year ended December 31, 2022, the Company recognized a reduction to revenues of $10.0 million related to the resolution of a previously offered variable consideration.

The Company allocates the transaction price to each performance obligation, noting that the bundle of goods, services or goods and services provided under each Housekeeping and Dietary contract represents a single performance obligation that is satisfied over time. The Company recognizes the related revenue when it satisfies the performance obligation by transferring a bundle of promised goods, services or both to a customer. Such recognition is on a monthly or weekly basis, as goods are provided and services are performed. In some cases, the Company requires customers to pay in advance for goods and services to be provided. As of December 31, 2023 and 2022, the value of the contract liabilities associated with customer prepayments was $3.2 million and $3.1 million, respectively. The Company recognized $1.8 million of revenue during the year ended December 31, 2023 which was recorded as a contract liability on December 31, 2022.

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

At December 31, 2023, the Company had $13.7 million related to performance obligations that were unsatisfied or partially unsatisfied for which the Company expects to recognize revenue. The Company expects to recognize revenue on approximately 100.0% of the remaining performance obligations over the next 12 months. These amounts exclude variable consideration primarily related to performance obligations that consists of a series of distinct service periods with revenues based on future performance that cannot be estimated at contract inception. The Company also has elected to apply the practical expedient that permits exclusion of information about the remaining performance obligations with original expected durations of one year or less.

Note 4 — Accounts and Notes Receivable

The Company’s accounts and notes receivable balances consisted of the following as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(in thousands)
Short-term
Accounts and notes receivable	$470,759	$406,969
Allowance for doubtful accounts	(87,250)	(70,192)
Total net short-term accounts and notes receivable	$383,509	$336,777
Long-term
Notes receivable	$29,281	$35,882
Allowance for doubtful accounts	(4,449)	(3,273)
Total net long-term notes receivable	$24,832	$32,609
Total net accounts and notes receivable	$408,341	$369,386

The Company makes credit decisions on a case-by-case basis after reviewing a number of qualitative and quantitative factors related to the specific customer as well as current industry variables that may impact that customer. There are a variety of factors that impact a customer’s ability to pay in accordance with the Company’s contracts. These factors include, but are not limited to, fluctuating census numbers, litigation costs and the customer’s participation in programs funded by federal and state governmental agencies. Deviations in the timing or amounts of reimbursements under those programs can impact the customer’s cash flows and its ability to make timely payments. However, the customer’s obligation to pay the Company in accordance with the contracts are not contingent upon the customer’s cash flow. Notwithstanding the Company’s efforts to minimize its credit risk exposure, the aforementioned factors, as well as other factors that impact customer cash flows or ability to make timely payments, could have an indirect, yet material adverse effect on the Company’s consolidated results of operations and financial condition.

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

Note 5 — Allowance for Doubtful Accounts

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

The Company evaluates its accounts and notes receivable for expected credit losses quarterly. Accounts receivable are evaluated based on internally developed credit quality indicators derived from the aging of receivables. Notes receivable are evaluated based on internally developed credit quality indicators derived from management’s assessment of collection risk. The Company manages the accounts and notes receivable portfolios using a two-tiered approach by disaggregating standard notes receivables, which are invoices or promissory notes in good standing, from those who have been identified by management as having an elevated credit risk profile due to a triggering event such as bankruptcy. At the end of each period, the Company sets a reserve for expected credit losses on standard accounts and notes receivable based on the Company’s historical loss rates. Accounts and notes receivable with an elevated risk profile, which are from customers who have filed bankruptcy, are subject to collections activity or are slow payers that are experiencing financial difficulties, are aggregated and evaluated to determine the total reserve for the class of receivable.

ASC 326 permits entities to make an accounting policy election not to measure an estimate for credit losses on accrued interest if those entities write-off accrued interest deemed uncollectible in a timely manner. The Company follows an income recognition policy on all interest earned on notes receivable. Under such policy the Company accounts for all notes receivable on a non-accrual basis and defers the recognition of any interest income until receipt of cash payments. This policy was established based on the Company’s history of collections of interest on outstanding notes receivable, as we do not deem it probable that we will receive substantially all interest on outstanding notes receivable. For the years ended December 31, 2023, 2022 and 2021, the Company recognized $2.8 million, $1.1 million and $1.2 million in interest income from notes receivable, respectively.

The following tables present the Company’s two tiers of notes receivable for the years ended December 31, 2023 and 2022, respectively, further disaggregated by year of origination, as well as write-off activity:

	Notes Receivable as of December 31, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
	(in thousands)
Notes Receivable
Standard notes receivable	$18,175	$25,505	$855	$1,529	$3	$21,033	$67,100
Elevated risk notes receivable	$—	$—	$7,259	$—	$—	$—	$7,259

Current-period gross write-offs	$—	$189	$—	$—	$50	$2,253	$2,492
Current-period recoveries	—	—	—	—	—	—	—
Current-period net write-offs	$—	$189	$—	$—	$50	$2,253	$2,492

	Notes Receivable as of December 31, 2022
	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
	(in thousands)
Notes Receivable
Standard notes receivable	$31,406	$10,887	$1,683	$208	$13	$21,982	$66,179
Elevated risk notes receivable	$—	$—	$—	$—	$—	$1,223	$1,223

Current-period gross write-offs	$1	$—	$51	$54	$—	$491	$597
Current-period recoveries	—	—	—	—	—	—	—
Current-period net write-offs	$1	$—	$51	$54	$—	$491	$597

The following tables provide information as to the status of payment on the Company’s gross notes receivable which were past due as of December 31, 2023 and 2022, respectively:

	Age Analysis of Past-Due Notes Receivable as of December 31, 2023
	0-90 Days	91 - 180 Days	Greater than 181 Days	Total
	(in thousands)
Notes Receivable
Standard notes receivable	$3,851	$4,852	$6,914	$15,617
Elevated risk notes receivable	569	569	949	2,087
	$4,420	$5,421	$7,863	$17,704

	Age Analysis of Past-Due Notes Receivable as of December 31, 2022
	0-90 Days	91 - 180 Days	Greater than 181 Days	Total
	(in thousands)
Notes Receivable
Standard notes receivable	$894	$263	$3,330	$4,487
Elevated risk notes receivable	—	—	1,223	1,223
	$894	$263	$4,553	$5,710

The following tables provide a summary of the changes in the Company’s allowance for doubtful accounts on a portfolio segment basis for the years ended December 31, 2023 and 2022, respectively:

	Allowance for doubtful accounts
Portfolio Segment:	December 31, 2022	Write-Offs[1]	Bad Debt Expense	December 31, 2023
	(in thousands)
Accounts receivable	$66,601	$(14,877)	$29,095	$80,819

Notes receivable
Standard notes receivable	$6,052	$(1,646)	$1,719	$6,125
Elevated risk notes receivable	811	(846)	4,790	4,755
Total notes receivable	$6,863	$(2,492)	$6,509	$10,880
Total accounts and notes receivable	$73,464	$(17,369)	$35,604	$91,699
1.Write-offs are shown net of recoveries. During the year ended December 31, 2023, the Company collected $0.2 million of accounts receivables that were recovered subsequent to being written-off.

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

Note 6 — Changes in Accumulated Other Comprehensive (Loss) Income by Component

For the years ended December 31, 2023, 2022 and 2021, the Company’s accumulated other comprehensive (loss) income consisted of unrealized gains and losses from the Company’s available-for-sale marketable securities. The following tables provide a summary of the changes in accumulated other comprehensive income, net of taxes:

	Unrealized Gains and (Losses) on Available-for-Sale Securities[1]
	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Accumulated other comprehensive (loss) income — beginning balance	$(3,477)	$4,000	$5,563
Other comprehensive income (loss) before reclassifications	1,624	(7,505)	(1,522)
Losses (gains) reclassified from other comprehensive income[2]	9	28	(41)
Net current period other comprehensive income (loss)[3]	1,633	(7,477)	(1,563)
Accumulated other comprehensive (loss) income — ending balance	$(1,844)	$(3,477)	$4,000
1.All amounts are net of tax.
2.Realized gains and losses were recorded pre-tax under “Investment and other income (loss), net” in the Consolidated Statements of Comprehensive Income. For the years ended December 31, 2023 and 2022, the Company recorded less than $0.1 million of realized losses from the sale of available-for-sale securities. For the year ended December 31, 2021, the Company recorded $0.1 million of realized gains from the sale of available-for-sale securities. Refer to Note 10 — Fair Value Measurements herein for further information.
3.For the year ended December 31, 2023, the change in other comprehensive (loss) income was net of a tax expense of $0.4 million. For the years ended December 31, 2022 and 2021, the changes in other comprehensive (loss) income were net of a tax benefit of $2.0 million and benefit of $0.4 million, respectively.

	Amounts Reclassified from Accumulated Other Comprehensive (Loss) Income
	2023	2022	2021
	(in thousands)
Year Ended December 31,
(Losses) gains from the sale of available-for-sale securities	$(12)	$(37)	$55
Tax benefit (expense)	3	9	(14)
Net (loss) gain reclassified from accumulated other comprehensive income	$(9)	$(28)	$41

Note 7 — Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded over the estimated useful life of each class of depreciable asset and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

The following table sets forth the amounts of property and equipment by each class of depreciable asset as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
	(in thousands)
Housekeeping and Dietary equipment	$15,764	$13,585
Computer hardware and software	6,870	6,086
Operating lease — right-of-use assets	27,099	34,445
Other[1]	1,070	1,055
Total property and equipment, at cost	50,803	55,171
Less accumulated depreciation[2]	22,029	32,196
Total property and equipment, net	$28,774	$22,975
1.Includes furniture and fixtures, leasehold improvements and autos and trucks.
2.Includes $9.4 million and $22.1 million related to accumulated depreciation on Operating lease – right-of-use assets as of December 31, 2023 and 2022, respectively.

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $10.5 million, $10.5 million, and $10.3 million, respectively. Of the depreciation expense recorded for the years ended December 31, 2023, 2022 and 2021 $6.4 million, $6.1 million and $6.4 million related to the depreciation of the Company’s operating lease - right-of-use assets (“ROU Assets”), respectively.

Note 8 — Leases

The Company recognizes ROU assets and lease liabilities for automobiles, office buildings, IT equipment and small storage units for the temporary storage of operational equipment. The Company’s leases have remaining lease terms ranging from less than 1 year to 5 years, and have extension options ranging from 1 year to 5 years. Most leases include the option to terminate the lease within 1 year.

The Company uses practical expedients offered under the ASC 842 guidance to combine lease and non-lease components within leasing arrangements and to recognize the payments associated with short-term leases in earnings on a straight-line basis over the lease term, with the cost associated with variable lease payments recognized when incurred. These accounting policy elections impact the value of the Company’s ROU assets and lease liabilities. The value of the Company’s ROU assets is determined as the carrying value of its leasing arrangements and is recorded in Property and equipment, net on the Company’s Consolidated Balance Sheets. The value of the Company’s lease liabilities is the present value of fixed lease payments not yet paid, which is discounted using either the rate implicit in the lease contract if that rate can be determined or the Company’s incremental borrowing rate (“IBR”) and is recorded in Other accrued expenses and current liabilities and Lease liability — long-term on the Company’s Consolidated Balance Sheets. The Company’s IBR is determined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. Any future lease payments that are not fixed based on the terms of the lease contract, or fluctuate based on a factor other than an index or rate, are considered variable lease payments and are not included in the value of the Company’s ROU assets or lease liabilities. The Company’s IBR is determined as the rate of interest that the Company would incur to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

As of December 31, 2023 and 2022, the Company’s short-term portion of lease obligations were $7.4 million and $5.3 million, respectively, and are recorded in Other accrued expenses and current liabilities with the remaining balance recognized under the Lease liability — long-term portion caption on the Company’s Consolidated Balance Sheets. The corresponding expense for the Company’s lease commitments are primarily recorded in selling, general and administrative expense on the Company’s Consolidated Statements of Comprehensive Income.

Components of lease expense are presented below for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Lease cost
Operating lease cost	$6,400	$5,673	$6,210
Short-term lease cost	1,037	1,265	747
Variable lease cost	1,952	857	973
Total lease cost	$9,389	$7,795	$7,930

Supplemental information is presented below for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023	2022	2021
	(dollar amounts in thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,808	$6,385	$6,609
ROU Assets obtained in exchange for lease obligations	$6,064	1,650	7,143
Weighted-average remaining lease term — operating leases	3.3 years	4.2 years	4.5 years
Weighted-average discount rate — operating leases	6.6%	4.4%	4.2%

During the years ended December 31, 2023 and 2022, the Company’s ROU assets and lease liabilities were reduced by $2.7 million and $1.7 million, respectively due to lease cancellations.

The following is a schedule by calendar year of future minimum lease payments under operating leases that have remaining terms as of December 31, 2023:

Period/Year	Operating Leases
(in thousands)
2024	$7,365
2025	6,617
2026	3,768
2027	1,365
2028	1,389
Thereafter	116
Total minimum lease payments	$20,620
Less: imputed lease payments	1,999
Present value of lease liabilities	$18,621

Note 9 — Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses. Goodwill is not amortized but is evaluated for impairment on an annual basis or more frequently if impairment indicators arise. To date, the Company has not recognized an impairment of its goodwill.

The following table sets forth the amounts of goodwill by reportable segment as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(in thousands)
Housekeeping	$42,377	$42,377
Dietary	33,152	33,152
Total Goodwill	$75,529	$75,529

Intangible Assets

The Company’s other intangible assets consist of customer relationships, trade names, patents and non-compete agreements which were obtained through acquisitions and are recorded at their fair values at the date of acquisition. The following table sets forth the amounts of other intangible assets as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
	(in thousands)
Customer relationships	$45,634	$35,718	$9,916	$45,634	$32,211	$13,423
Trade names	1,731	329	1,402	1,731	191	1,540
Patents	1,086	369	717	1,086	232	854
Non-compete agreements	233	141	92	233	104	129
Total other intangible assets	$48,684	$36,557	$12,127	$48,684	$32,738	$15,946

No acquisitions occurred during the year ended December 31, 2023. Intangible assets with determinable useful lives are amortized on a straight-line basis over their estimated useful lives. The weighted-average amortization period of customer relationships, trade names, patents, and non-compete agreements are approximately 10 years, 13 years, 8 years and 4 years, respectively.

The following table sets forth the estimated amortization expense for intangibles subject to amortization for 2024, the following four fiscal years and thereafter:

Period/Year	Total Amortization Expense
(in thousands)
2024	$2,685
2025	$2,685
2026	$2,666
2027	$1,196
2028	$613
Thereafter	$2,282
Total	$12,127

Amortization expense for the years ended December 31, 2023, 2022 and 2021 was $3.8 million, $4.9 million and $4.4 million, respectively.

Note 10 — Fair Value Measurements

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

The Company’s marketable securities are held by the Company’s captive insurance company to satisfy capital requirements of the state regulator related to captive insurance companies. Such securities primarily consist of tax-exempt municipal bonds, which are classified as available-for-sale and are reported at fair value. Unrealized gains and losses associated with these investments are included in Unrealized gain (loss) on available-for-sale marketable securities, net of taxes within the Consolidated Statements of Comprehensive Income. The fair value of these marketable securities is classified within Level 2 of the fair value hierarchy, as these securities are measured using quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable. Such valuations are determined by a third-party pricing service. For the year ended December 31, 2023, the Company recorded unrealized gains, net of taxes of $1.6 million on marketable securities. For the years ended December 31, 2022 and 2021, the Company recorded unrealized losses, net of taxes of $7.5 million and $1.6 million on marketable securities, respectively.

For the years ended December 31, 2023, 2022 and 2021, the Company received total proceeds, less the amount of interest received, of $2.0 million, $10.4 million and $26.7 million, respectively, from sales of available-for-sale municipal bonds. For both years ended December 31, 2023 and 2022, these sales each resulted in realized losses of less than $0.1 million, and realized gains of less than $0.1 million for the year ended December 31, 2021. Such gains and losses were recorded in Investment and other income (loss), net in the Consolidated Statements of Comprehensive Income. The basis for the sale of these securities was the specific identification of each bond sold during the period.

As part of a 2021 acquisition of a prepackaged meal manufacturer, the Company agreed to pay royalties to the seller on all future product sales. The Company recorded a liability for the expected future payments within Other long-term liabilities on the Consolidated Balance Sheets. The fair value of this liability is measured using forecasted sales models (Level 3). For the years ended December 31, 2023, 2022 and 2021, the Company recorded realized gains of $1.1 million, $2.4 million and $0.1 million, respectively, within Costs of services provided in the Consolidated Statements of Comprehensive Income related to the subsequent measurement of the liability at each balance sheet date.

The investments under the funded deferred compensation plan are accounted for as trading securities and unrealized gains or losses are recorded within other income (expense), net in the Consolidated Statements of Comprehensive Income. The fair value of these investments, excluding amounts held in money market accounts, is determined based on quoted market prices (Level 1). The fair value of money market accounts is measured using quoted prices for identical or similar instruments in markets that are not active (Level 2). For the years ended December 31, 2023, 2022 and 2021, the Company recorded unrealized gains of $6.6 million, losses of $9.3 million and gains of $6.5 million, respectively, related to equity securities still held at the respective reporting dates.

The following tables provide fair value measurement information for the Company’s marketable securities and deferred compensation fund investments as of December 31, 2023 and December 31, 2022:

	As of December 31, 2023
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$93,131	$93,131	$—	$93,131	$—

Deferred compensation fund
Money Market [1]	$2,007	$2,007	$—	$2,007	$—
Commodities	298	298	298	—	—
Fixed Income	4,254	4,254	4,254	—	—
International	4,621	4,621	4,621	—	—
Large Cap Blend	5,053	5,053	5,053	—	—
Large Cap Growth	13,886	13,886	13,886	—	—
Large Cap Value	5,964	5,964	5,964	—	—
Mid Cap Blend	3,192	3,192	3,192	—	—
Real Estate	374	374	374	—	—
Small Cap Blend	2,664	2,664	2,664	—	—
Deferred compensation fund[2]	$42,313	$42,313	$40,306	$2,007	$—

	As of December 31, 2022
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$95,200	$95,200	$—	$95,200	$—

Deferred compensation fund
Money Market [1]	$2,420	$2,420	$—	$2,420	$—
Commodities	170	170	170	—	—
Fixed Income	3,571	3,571	3,571	—	—
International	4,093	4,093	4,093	—	—
Large Cap Blend	1,210	1,210	1,210	—	—
Large Cap Growth	11,064	11,064	11,064	—	—
Large Cap Value	6,133	6,133	6,133	—	—
Mid Cap Blend	2,667	2,667	2,667	—	—
Real Estate	359	359	359	—	—
Small Cap Blend	3,424	3,424	3,424	—	—
Deferred compensation fund [2]	$35,111	$35,111	$32,691	$2,420	$—
1.The fair value of the money market fund is based on the net asset value (“NAV”) of the shares held by the fund at the end of the period. The money market fund includes short-term United States dollar denominated money market instruments and the NAV is determined by the custodian of the fund. The money market fund can be redeemed at its NAV at the measurement date as there are no significant restrictions on the ability to sell this investment.
2.The deferred compensation fund carrying amounts and total fair value amounts as of December 31, 2023 and 2022 are inclusive of $1.5 million and $1.6 million of holdings expected to be paid to former employees within the next twelve months and were recorded under Prepaid expenses and other assets in the Company’s Consolidated Balance Sheets.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Impairments
	(in thousands)
December 31, 2023
Type of security:
Municipal bonds — available-for-sale	$95,466	$387	$(2,722)	$93,131	$—
Total debt securities	$95,466	$387	$(2,722)	$93,131	$—

December 31, 2022
Type of security:
Municipal bonds — available-for-sale	$99,601	$229	$(4,630)	$95,200	$—
Total debt securities	$99,601	$229	$(4,630)	$95,200	$—

The following table summarizes the contractual maturities of debt securities held at December 31, 2023 and December 31, 2022, which are classified as marketable securities in the Company’s Consolidated Balance Sheets:

	Municipal Bonds — Available-for-Sale
Contractual maturity:	December 31, 2023	December 31, 2022
	(in thousands)
Maturing in one year or less	$6,324	$2,798
Maturing in second year through fifth year	34,939	35,068
Maturing in sixth year through tenth year	39,309	38,575
Maturing after ten years	12,559	18,759
Total debt securities	$93,131	$95,200

Note 11 — Share-Based Compensation

The components of the Company’s share-based compensation expense for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Stock options	$969	$1,253	$1,832
Restricted stock, restricted stock units and deferred stock units	6,657	6,972	6,367
Performance stock units	1,210	819	401
Employee Stock Purchase Plan	149	170	227
Total pre-tax share-based compensation expense charged against income	$8,985	$9,214	$8,827

Total recognized tax deficiency related to share-based compensation	$(773)	$(783)	$(217)

The following table summarizes the components of share-based compensation expense included within the Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Selling, general & administrative expense	$8,942	$9,160	$8,767
Costs of services provided	43	54	60
Total	$8,985	$9,214	$8,827

At December 31, 2023 and 2022, the unrecognized compensation cost related to unvested stock options and awards was $16.5 million and $15.8 million, respectively. The weighted average period over which these awards will vest was approximately 2.8 years as of both December 31, 2023 and December 31, 2022.

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

As of December 31, 2023, there were 7.0 million shares of common stock reserved for issuance under the Amended 2020 Plan, of which 3.2 million are available for future grant. The amount of shares available for issuance under the Amended 2020 Plan will increase when outstanding awards under the Company’s Second Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”) are subsequently forfeited, terminated, lapsed or satisfied thereunder in cash or property other than shares. No stock award will have a term in excess of 10 years. The Nominating, Compensation and Stock Option Committee (the “NCSO”) of the Board of Directors is responsible for determining the terms of the grants in accordance with the Amended 2020 Plan.

Stock Options

A summary of stock options outstanding under the Amended 2020 Plan and the 2012 Plan as of December 31, 2023, December 31, 2022 and changes during the year ended December 31, 2023 are as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price
	(in thousands)
December 31, 2022	2,375	$31.56
Granted	207	$13.72
Exercised	—	$—
Forfeited	—	$—
Expired	(144)	$24.99
December 31, 2023	2,438	$30.43

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2023, 2022 and 2021 was $6.53, $4.06 and $7.01 per common share, respectively. No stock options were exercised during the year ended December 31, 2023. The total intrinsic value of stock options exercised during the years ended December 31, 2022 and 2021 was $0.1 million and $0.7 million, respectively. The total fair value of stock options vested during the years ended December 31, 2023, 2022 and 2021 were $1.3 million, $1.8 million and $2.1 million, respectively.

For the year ended December 31, 2023 there was no tax deficiency realized from stock options exercised. For the years ended December 31, 2022 and 2021 the tax deficiency realized from stock options exercised was immaterial.

The fair value of stock option awards granted in 2023, 2022 and 2021 were estimated on the dates of grant using the Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	4.0%	1.5%	0.6%
Weighted average expected life	6.9 years	6.7 years	6.6 years
Expected volatility	39.5%	36.6%	34.7%
Dividend yield	—%	4.6%	2.9%

The following table summarizes other information about the stock options at December 31, 2023:

December 31, 2023
(amounts in thousands, except per share data)
Outstanding:
Aggregate intrinsic value	$—
Weighted average remaining contractual life	4.5 years
Exercisable:
Number of options	1,702
Weighted average exercise price	$34.72
Aggregate intrinsic value	$—
Weighted average remaining contractual life	2.6 years

Restricted Stock Units

The fair value of outstanding restricted stock units was determined based on the market price of the shares on the date of grant. During the years ended December 31, 2023, 2022 and 2021, the Company granted 0.5 million, 0.4 million and 0.3 million restricted stock units with weighted average grant date fair values of $13.72, $18.06 and $28.53 per unit, respectively.

A summary of the outstanding restricted stock units as of December 31, 2023, December 31, 2022 and changes during the year ended December 31, 2023 is as follows:

	Restricted Stock Units
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2022	825	$24.37
Granted	536	$13.72
Vested	(237)	$27.82
Forfeited	(22)	$18.76
December 31, 2023	1,102	$18.57

The weighted average remaining vesting period for the unvested restricted stock units is 3.1 years.

The weighted average grant-date fair values and total fair values of restricted stock units vested during 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except per share data)
Weighted average grant-date fair value of restricted stock units granted	$13.72	$18.06	$28.53
Total fair value of restricted stock units and restricted shares vested	$2,991	$3,307	$4,185

Performance Stock Units

On February 24, 2023, the NCSO granted 80,000 Performance Stock Units (“PSUs”) to the Company’s executive officers. Such PSUs are contingent upon the achievement of certain total shareholder return (“TSR”) targets as compared to the TSR of the S&P 400 MidCap Index and the participant’s continued employment with the Company for the three year period ending December 31, 2025, the date at which such awards vest. The unrecognized share-based compensation cost of the TSR-based PSU awards at December 31, 2023 is $1.3 million and is expected to be recognized over a weighted-average period of 1.4 years.

A summary of the outstanding PSUs as of December 31, 2023, December 31, 2022 and changes during the year ended December 31, 2023 is as follows:

	Performance Stock Units
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2022	95	$26.01
Granted	80	$16.20
Vested	—	$—
Forfeited	—	$—
December 31, 2023	175	$21.52

Deferred Stock Units

The Company grants Deferred Stock Units (“DSUs”) to the Company’s non-employee directors. Once vested, the recipient shall be entitled to receive a lump sum payment of a number of shares equal to the total number of DSUs issued to such recipient upon the first to occur of (i) the five year anniversary of the date of grant, (ii) the recipient’s death, disability or separation of service from the Board, or (iii) a change of control (as defined by the Amended 2020 Plan). Non-employee directors can also elect to receive their Board of Directors retainer in the form of DSUs in lieu of cash. DSUs issued in lieu of cash for retainers vest immediately. The number of DSUs granted to these directors is determined based on the stock price on the award date and approximates the cash value the directors would otherwise receive for their retainer. Two non-employee directors made an election in 2022 to receive DSUs in lieu of cash for their 2023 Board of Directors retainer.

On May 30, 2023, the NCSO granted an aggregate of 23,000 DSUs to the Company’s non-employee directors. Each DSU award granted vests in one year. The unrecognized share-based compensation cost of DSU awards at December 31, 2023 is $0.1 million and is expected to be recognized over a weighted-average period of 0.4 years.

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

Under the ESPP, the Company is authorized to issue up to 4.1 million shares of its common stock to its employees. Pursuant to such authorization, there are 1.8 million shares available for future grant at December 31, 2023. Under the terms of the ESPP, participants may contribute through payroll deductions up to $21,250 (85% of IRS limitation) of their compensation toward the purchase of the Company’s common stock. No employee may purchase common stock which exceeds $25,000 in fair market value (determined on the option date) for each calendar year. The per option price is equal to the lower of 85% of the fair market price on the first day of the offering period, or 85% of the fair market price on the last day of the offering period.

The following table summarizes information about the Company’s ESPP annual offerings for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except per share data)
Common shares purchased	95	95	85
Per common share purchase price	$8.81	$10.20	$15.12

The expense associated with the options granted under the ESPP during the year ended December 31, 2023 and 2022 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

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

Under the SERP, the Company is authorized to issue 1.0 million shares of its common stock to its employees. Pursuant to such authorization, the Company has 0.2 million shares available for future grant at December 31, 2023. At the time of issuance, such shares are accounted for at cost as treasury stock. At December 31, 2023, approximately 0.3 million of shares granted under the SERP are vested and remain in the respective active participants’ accounts with the trustee.

The following table summarizes information about the SERP during the plan years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
SERP expense [1]	$533	$486	$531
Treasury shares issued to fund SERP expense[2]	50	40	30
Year end SERP trust account balance[3]	$42,313	$35,111	$59,086
Unrealized gain (loss) recorded in SERP liability account	$6,684	$(9,178)	$6,676
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

Note 12 — Income Taxes

The following table summarizes the provision for income taxes:

	Year Ended December 31,
	2023	2022	2021
	(amounts in thousands)
Current:
Federal	$13,728	$3,022	$9,120
State	5,762	2,381	3,766
	$19,490	$5,403	$12,886
Deferred:
Federal	$(4,183)	$4,163	$3,127
State	(637)	744	956
	$(4,820)	$4,907	$4,083

Tax provision	$14,670	$10,310	$16,969

Deferred income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax basis of assets and liabilities.

Significant components of the Company’s federal and state deferred tax asset and liability balances were as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$22,788	$18,139
Deferred compensation	9,048	8,686
Accrued insurance claims	5,580	5,609
Non-deductible reserves	169	256
Lease liabilities	4,765	5,709
Share based compensation	2,988	2,142
Other	2,418	2,848
	$47,756	$43,389
Deferred tax liabilities:
Expensing of housekeeping supplies	$(2,351)	$(2,510)
Amortization of goodwill and intangibles	(3,000)	(2,389)
Depreciation of property and equipment	(1,688)	(1,769)
Lease right-of-use assets	(4,571)	(5,482)
Other	(920)	(399)
	$(12,530)	$(12,549)

Net deferred tax assets	$35,226	$30,840

Realization of the Company’s deferred tax assets is dependent upon future earnings in specific tax jurisdictions, the timing and amount of which are uncertain. Management assesses the Company’s income tax positions and records tax benefits for all years subject to examination based upon an evaluation of the facts, circumstances and information available at the reporting dates, which include historical operating results and expectations of future earnings. As such, management believes it is more likely than not that the deferred tax assets recorded will be realized to reduce future income taxes and therefore no valuation allowances are necessary.

The table below provides a reconciliation between the tax expense computed by applying the statutory federal income tax rate to income before income taxes and the provision for income taxes:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Income tax expense computed at statutory rate	$11,182	$9,356	$13,758
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	4,153	2,594	4,165
Federal jobs credits	(2,014)	(2,571)	(3,177)
Tax exempt interest	(348)	(308)	(324)
Share-based compensation	1,610	1,250	1,072
Fines and penalties	55	4	1,294
Other, net	32	(15)	181
Income tax expense	$14,670	$10,310	$16,969

The Company performs an evaluation each period of its tax positions taken and expected to be taken in tax returns. The evaluation is performed on positions relating to tax years that remain subject to examination by major tax jurisdictions, the earliest of which is the tax year ended December 31, 2018. Based on the evaluation, the Company concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Therefore, the table reporting on the change in the liability for unrecognized tax benefits during the years ended December 31, 2023 and 2022 is omitted as there is no activity to report in such account for the years ended December 31, 2023 or 2022.

Note 13 — Segment Information

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

All revenues and net income are earned in the United States.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Revenues[1]
Housekeeping	$766,651	$795,687	$821,329
Dietary	904,738	894,489	820,630
Total	$1,671,389	$1,690,176	$1,641,959

Income before income taxes
Housekeeping	$61,311	$73,096	$79,380
Dietary	43,547	29,065	45,758
Corporate[2]	(51,802)	(57,608)	(59,626)
Total	$53,056	$44,553	$65,512

Depreciation and amortization
Housekeeping	$4,380	$5,491	$5,399
Dietary	3,001	3,075	2,611
Corporate	6,963	6,750	6,657
Consolidated	$14,344	$15,316	$14,667

Total assets
Housekeeping	$253,729	$250,444	$225,531
Dietary	291,550	263,126	221,911
Corporate[3]	245,373	207,266	332,447
Consolidated	$790,652	$720,836	$779,889

Capital expenditures
Housekeeping	$4,684	$4,412	$5,005
Dietary	494	499	451
Corporate	228	299	231
Consolidated	$5,406	$5,210	$5,687
1.For the years ended December 31, 2023 and 2022, both the Housekeeping and Dietary segments earned revenue from several significant customers, although Genesis was the only customer to contribute more than 10% of consolidated revenue. For the years ended December 31, 2023, 2022 and 2021, Genesis accounted for $181.4 million or 10.9%, $169.1 million or 10.0% and $177.1 million or 10.8% of the Company’s consolidated revenues, respectively.
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

Note 14 — Earnings Per Common Share

Basic and diluted earnings per common share are computed by dividing net income by the weighted-average number of basic and diluted common shares outstanding, respectively. The weighted-average number of diluted common shares includes the impact of dilutive securities, including outstanding stock options and unvested restricted stock and restricted stock units. The table below reconciles the weighted-average basic and diluted common shares outstanding for 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021

Numerator for basic and diluted earnings per share:
Net income	$38,386	$34,243	$48,543

Denominator:
Weighted average number of common shares outstanding - basic	74,288	74,336	74,816
Effect of dilutive securities[1]	52	15	146
Weighted average number of common shares outstanding - diluted	74,340	74,351	74,962

Basic earnings per share:	$0.52	$0.46	$0.65

Diluted earnings per share:	$0.52	$0.46	$0.65
1.Certain outstanding equity awards are anti-dilutive and therefore were excluded from the calculation of the weighted-average number of diluted common shares outstanding.

Anti-dilutive outstanding equity awards under share-based compensation plans were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Anti-dilutive equity awards	3,228	3,203	1,980

Note 15 — Other Contingencies

Line of Credit

At December 31, 2023, the Company had a $300 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a floating rate, based on the Company’s leverage ratio, and starting at Term Secured Overnight Financing Rate (“SOFR”) plus 165 basis points. As of December 31, 2023 and 2022, there were $25.0 million of borrowings under the line of credit. The line of credit requires the Company to satisfy two financial covenants, with which the Company is in compliance as of December 31, 2023. The line of credit expires on November 22, 2027. The Company’s line of credit was amended on November 22, 2022 to, among other things, provide for a five-year unsecured revolving loan facility in the aggregate amount of $300 million with, at the Company’s option, the ability to increase the revolving loan commitments to an aggregate amount not to exceed $500 million and to change the benchmark rate from the London Interbank Offered Rate to SOFR.

At December 31, 2023, the Company also had outstanding $85.9 million in irrevocable standby letters of credit, which relate to payment obligations under the Company’s insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $85.9 million to $189.1 million at December 31, 2023. On December 29, 2023, January 2, 2024 and January 3, 2024, the letters of credit were renewed, and they all expire in the first quarter of 2025.

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

Legal and Other Contingencies

The Company is involved in litigation and other matters incidental to the conduct of its business, the results of which, in the opinion of management, are not likely to be material to the Company's financial condition, results of operations or cash flows.

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

Note 16 — Other Employee Benefit Plans

Retirement Savings Plan

Since October 1, 1999, the Company has had a retirement savings plan for eligible employees (the “RSP”) under Section 401(k) of the Internal Revenue Code. The RSP allows eligible employees to contribute up to 15% of their eligible compensation on a pre-tax basis.

Note 17 — Related Party Transactions

For the years ended December 31, 2023, 2022 and 2021, the Company did not have any material related party transactions.

Note 18 — Accrued Insurance Claims

The Company currently has a Paid Loss Retrospective Insurance Plan for general liability, workers’ compensation insurance and other self-insurance programs, which comprised approximately 25.3% and 29.3% of the Company’s liabilities at December 31, 2023 and 2022, respectively. Under the Company’s insurance plans, predetermined loss limits are arranged with the Company’s insurance company to limit both per occurrence cash outlay and annual insurance plan cost. The Company’s accounting for this plan utilizes current valuations from a third-party actuary, which include assumptions based on data such as historical claims, pay-out experience, demographic factors, industry trends, severity factors and other actuarial calculations. In the event that the Company’s claims experience and/or industry trends result in an unfavorable change in the assumptions or outcomes, it would have an adverse effect on the Company’s results of operations and financial condition.

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

In 2023, our self-insurance liabilities decreased due to a favorable $12.5 million adjustment after considering our updated actuarial estimates for projected incurred losses on past claims. Such estimates declined in 2023 due to favorable claim experience and loss mitigation efforts.

Note 19 — Treasury Stock

On February 14, 2023, our Board of Directors authorized the repurchase of up to 7.5 million outstanding shares of common stock (the “Repurchase Plan”). Pursuant to the Repurchase Plan, the Company purchased 1.0 million shares of the Company’s common stock during the year ended December 31, 2023 for a total cost of $11.1 million inclusive of transaction costs. For the year ended December 31, 2022, the number of shares and value of shares repurchased were immaterial.

Note 20 — Subsequent Events

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with the Exchange Act Rules 13a-15 and 15a-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and PAO concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective as of December 31, 2023 due to a material weakness in the Company's internal control over financial reporting as disclosed below.

Notwithstanding the conclusion by our CEO and PAO that our disclosure controls and procedures as of December 31, 2023 were not effective, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive and principal financial officers, management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was not effective as of December 31, 2023.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

In the course of preparing the Company’s consolidated financial statements as of and for the year ended December 31, 2023, management identified a material weakness related to accrued payroll liabilities from employee vested vacation. Our controls over accrued payroll liabilities in respect to accrued vacation were not sufficiently designed to consider all accounting and disclosure ramifications of such accrued payroll liabilities. This material weakness resulted in immaterial misstatements in our 2022 and 2021 financial statements related to the accounting for accrued vacation which were corrected prior to issuance of the Company’s 2023 financial statements. Furthermore, there is a reasonable possibility that material misstatements to the Company’s future annual or interim financial statements will not be prevented or detected in a timely basis as a result of the identified material weakness.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Plan to Remediate Material Weakness

The Company is currently in the process of remediating the material weakness and has taken and continues to take steps that address the underlying causes of the material weakness including improving controls over the identification and estimation of payroll-related accruals in respect to accrued vacation. The Company has instituted enhanced controls including review processes and reconciliations related to the vacation accrual. The Company intends to remediate these deficiencies as soon as possible and believes these actions will be sufficient to remediate the identified material weaknesses and strengthen the Company's internal control over financial reporting; however, there can be no guarantee that such remediation will be sufficient. The Company will continue to monitor the effectiveness of its controls and will make any further changes management determines appropriate.

Audit Report on internal Controls Over Financial Reporting of the Registered Public Accounting Firm

Grant Thornton LLP, the Company’s independent registered public accounting firm has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses described above, there were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Control over Financial Reporting and Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Principal Accounting Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected or preventable.

Item 9B. Other Information.

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

On February 13, 2024, the Board of Directors of the Company approved amendments to the Second Amended and Restated By-Laws of the Company (as amended the “Third Amended and Restated By-Laws”), effective immediately. The amendments contained in the Third Amended and Restated By-Laws, among other things:

•address the universal proxy rules adopted by the SEC, by providing that no person may solicit proxies in support of a director nominee other than the Board of Directors’ nominees unless such person has, or is part of a group that has, complied with Rule 14a-19 under the Securities Exchange Act of 1934, as amended (such rule, “Rule 14a-19”), including applicable notice and solicitation requirements;
•require a shareholder that solicits proxies pursuant to Rule 14a-19 and the Third Amended and Restated Bylaws to provide evidence that it has met the requirements of Rule 14a-19; and

•requires director nominees to provide certain additional information, including but not limited to written representations that such nominee if elected will serve as a director and comply with Company policies; and
•provides that if a shareholder does not comply with Rule 14a-19, the Company will disregard proxies and votes for such shareholder’s nominees.

The above summary does not purport to be complete and is qualified in its entirety by reference to the Third Amended and Restated By-Laws, effective February 13, 2024, a copy of which is filed as Exhibit 3.3 to this Annual Report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The information regarding directors and executive officers is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to its shareholders in connection with its 2024 Annual Meeting of Shareholders and to be filed within 120 days of the close of the year ended December 31, 2023.

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

Item 11.   Executive Compensation.

The information regarding executive compensation is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to shareholders in connection with its 2024 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2023.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to shareholders in connection with its 2024 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ending December 31, 2023.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information regarding certain relationships and related transactions, and director independence is incorporated herein by reference to the Company’s definitive proxy statement mailed to shareholders in connection with its 2024 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2023.

Item 14.   Principal Accountant Fees and Services.

The information regarding principal accountant fees and services is incorporated herein by reference to the Company’s definitive proxy statement mailed to shareholders in connection with its 2024 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2023.

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

(b) See Item 15(a)(3) above.

(c) See Item 15(a)(2) above.

Item 16.   Form 10-K Summary.

None.

Healthcare Services Group, Inc.
Schedule II — Valuation and Qualifying Accounts and Reserves

Description	Beginning Balance	Charged to Costs and Expenses	Deductions	Ending Balance
(in thousands)
2023
Allowance for Doubtful Accounts	$73,464	$35,604	$17,369	$91,699
2022
Allowance for Doubtful Accounts	$65,584	$31,969	$24,088	$73,464
2021
Allowance for Doubtful Accounts	$67,801	$10,483	$12,700	$65,584

Exhibit Index

The following Exhibits are filed as part of this Report (references are to Reg. S-K Exhibit Numbers):

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of the Registrant as of May 30, 2000	10-K	0-12015	3/21/2001	3.2	—
3.2	Amendment to the Amended and Restated Articles of Incorporation of the Registrant as of May 22, 2007	8-K	0-12015	5/24/2007	3.1	—
3.3	Third Amended and Restated Bylaws of the Registrant as of February 13, 2024	—	—	—	—	X
4.1 (P)	Specimen Certificate of the Common Stock, $0.01 par value, of the Registrant	S-18	2-87625-W	—	4.1	—
4.2†	Healthcare Services Group, Inc. Employee Stock Purchase Plan	S-8	333-92835	12/15/1999	4(a)	—
4.3†	Healthcare Services Group, Inc. Amendment No. 3 to Employee Stock Purchase Plan	10-Q	0-12015	10/28/2016	4.1	—
4.4†	Amendment No. 4 to the Healthcare Services Group, Inc. Employee Stock Purchase Plan, dated as of July 20, 2021	10-Q	0-12015	7/23/2021	4.1	—
4.5†	Healthcare Services Group, Inc. Amended and Restated Deferred Compensation Plan	10-Q	0-12015	10/22/2012	10.1	—
4.6	Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	S-8	333-240096	7/24/2020	4.7	—
10.1†	Amended 2020 Omnibus Incentive Plan	8-K	0-12015	6/1/2023	10.1	—
10.2	$475,000,000 Revolving Credit Facility, dated as of December 21, 2018	8-K	0-12015	12/31/2018	10.1	—
10.3	$300,000,000 Amended Credit Agreement, dated as of November 22, 2022	8-K	0-12015	11/28/2022	10.1	—
10.4	Healthcare Services Group, Inc. Dividend Reinvestment Plan	S-3D	333-108182	8/22/2003	99.0	—
19	Healthcare Services Group, Inc. Insider Trading Policy	—	—	—	—	X
21	Subsidiaries of Healthcare Services Group, Inc.	—	—	—	—	X
23	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	—	—	—	—	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	—	—	—	—	X
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	—	—	—	—	X
97	Healthcare Services Group, Inc. Dodd-Frank Clawback Policy	—	—	—	—	X
101	The following financial information from the Company's Form 10-K for the fiscal year ended December 31, 2023, 2022, and 2021 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders' Equity, and (v) Notes to Consolidated Financial Statements	—	—	—	—	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)	—	—	—	—	X

†	Indicates a management plan or compensatory plan or arrangement.
(P)	Prior to digital copy

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 16, 2024	HEALTHCARE SERVICES GROUP, INC.
(Registrant)

	By:	/s/ Theodore Wahl
Theodore Wahl
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Theodore Wahl	Director and President & Chief Executive Officer	February 16, 2024
Theodore Wahl	(Principal Executive Officer)

/s/ Andrew M. Brophy	Vice President, Controller & Principal Accounting Officer	February 16, 2024
Andrew M. Brophy	(Principal Financial and Accounting Officer)

/s/ Jude Visconto	Chairman of the Board	February 16, 2024
Jude Visconto

/s/ Diane S. Casey	Director	February 16, 2024
Diane S. Casey

/s/ Daniela Castagnino	Director	February 16, 2024
Daniela Castagnino

/s/ Robert L. Frome	Director	February 16, 2024
Robert L. Frome

/s/ Laura Grant	Director	February 16, 2024
Laura Grant

/s/ John J. McFadden	Director	February 16, 2024
John J. McFadden

/s/ Dino D. Ottaviano	Director	February 16, 2024
Dino D. Ottaviano

/s/ Kurt Simmons, Jr.	Director	February 16, 2024
Kurt Simmons, Jr.