Form 10-Q
period 2024-03-31
HEALTHCARE SERVICES GROUP INC
filed 2024-04-26
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $0.01 par value: 73,646,450 shares outstanding as of April 24, 2024.

Healthcare Services Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2024

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report and documents incorporated by reference into it may contain forward-looking statements within the meaning of federal securities laws, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “estimates,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services to the healthcare industry and primarily providers of long-term care; the impact of and future effects of the COVID-19 pandemic or other potential pandemics; having a significant portion of our consolidated revenues contributed by one customer during the three months ended March 31, 2024; credit and collection risks associated with the healthcare industry; the impact of bank failures; our claims experience related to workers’ compensation and general liability insurance (including any litigation claims, enforcement actions, regulatory actions and investigations arising from personal injury and loss of life related to COVID-19); the effects of changes in, or interpretations of laws and regulations governing the healthcare industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor-related matters such as minimum wage increases; the Company’s expectations with respect to selling, general, and administrative expense; and the risk factors described in Part I of our Form 10-K for the fiscal year ended December 31, 2023 under “Government Regulation of Customers,” “Service Agreements and Collections,” and “Competition” and under Item 1A. “Risk Factors” in such Form 10-K.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Healthcare Services Group, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31, 2024	December 31, 2023
ASSETS:	(unaudited)
Current assets:
Cash and cash equivalents	$29,288	$54,330
Restricted cash equivalents	24,695	—
Marketable securities, at fair value	75,618	93,131
Accounts and notes receivable, less allowance for doubtful accounts of $91,868 and $87,250 as of March 31, 2024 and December 31, 2023, respectively	407,140	383,509
Inventories and supplies	18,042	18,479
Prepaid expenses and other assets	25,631	22,247
Total current assets	580,414	571,696
Property and equipment, net	29,190	28,774
Goodwill	75,529	75,529
Other intangible assets, less accumulated amortization of $37,228 and $36,557 as of March 31, 2024 and December 31, 2023, respectively	11,456	12,127
Notes receivable — long–term portion, less allowance for doubtful accounts of $3,720 and $4,449 as of March 31, 2024 and December 31, 2023, respectively	23,287	24,832
Deferred compensation funding, at fair value	44,269	40,812
Deferred tax assets	35,434	35,226
Other long-term assets	4,301	1,656
Total assets	$803,880	$790,652

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$72,916	$83,224
Accrued payroll and related taxes	38,338	56,142
Other accrued expenses and current liabilities	21,931	21,179
Borrowings under line of credit	40,000	25,000
Income taxes payable	11,759	7,201
Deferred compensation liability — short-term	1,293	1,501
Accrued insurance claims	23,138	22,681
Total current liabilities	209,375	216,928
Accrued insurance claims — long-term	62,796	61,697
Deferred compensation liability — long-term	44,271	41,186
Lease liability — long-term	10,590	11,235
Other long-term liabilities	2,267	2,990
Commitments and contingencies (Note 14)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 100,000 shares authorized; 76,533 and 76,329 shares issued, and 73,646 and 73,341 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	765	763
Additional paid-in capital	312,080	310,436
Retained earnings	200,381	185,010
Accumulated other comprehensive loss, net of taxes	(2,172)	(1,844)
Common stock in treasury, at cost, 2,887 and 2,988 shares as of March 31, 2024 and December 31, 2023, respectively	(36,473)	(37,749)
Total stockholders’ equity	$474,581	$456,616
Total liabilities and stockholders’ equity	$803,880	$790,652
See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues	$423,433	$417,230
Operating costs and expenses:
Costs of services provided	358,911	362,379
Selling, general and administrative expense	46,911	40,047
Other income (expense):
Investment and other income, net	5,699	3,102
Interest expense	(1,996)	(1,751)
Income before income taxes	21,314	16,155

Income tax provision	6,005	4,484
Net income	$15,309	$11,671

Per share data:
Basic earnings per common share	$0.21	$0.16
Diluted earnings per common share	$0.21	$0.16

Weighted average number of common shares outstanding:
Basic	73,926	74,497
Diluted	74,055	74,518

Comprehensive income:
Net income	$15,309	$11,671
Other comprehensive income:
Unrealized (loss) gain on available-for-sale marketable securities, net of taxes	(328)	1,207
Total comprehensive income	$14,981	$12,878

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows used in operating activities:
Net income	$15,309	$11,671
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,531	3,720
Bad debt provision	4,921	6,907
Deferred income taxes	(121)	43
Share-based compensation expense	2,484	2,058
Amortization of premium on marketable securities	459	533
Unrealized gain on deferred compensation fund investments	(4,110)	(1,502)
Changes in other long-term liabilities	1,308	336
Net loss on disposals of property and equipment	180	128
Changes in operating assets and liabilities:
Accounts and notes receivable	(27,007)	(20,633)
Inventories and supplies	438	935
Prepaid expenses and other assets	3,350	4,076
Deferred compensation funding	653	683
Accounts payable and other accrued expenses	(13,493)	(6,422)
Accrued payroll, accrued and withheld payroll taxes	(16,815)	(19,766)
Income taxes payable	(2,070)	(2,136)
Accrued insurance claims	1,556	2,366
Deferred compensation liability	3,394	713
Net cash used in operating activities	(26,033)	(16,290)
Cash flows from (used in) investing activities:
Disposals of property and equipment	25	57
Additions to property and equipment	(2,198)	(1,010)
Acquisition of equity method investment	(2,750)	—
Sales of marketable securities	16,639	210
Net cash from (used in) investing activities	11,716	(743)
Cash flows from financing activities:
Purchases of treasury stock	—	(2,223)
Proceeds from short-term borrowings	15,000	10,000
Payments of statutory withholding on net issuance of restricted stock units	(1,030)	(870)
Net cash from financing activities	13,970	6,907
Net decrease in cash, cash equivalents and restricted cash equivalents	(347)	(10,126)
Cash, cash equivalents and restricted cash equivalents at beginning of the period	54,330	26,279
Cash, cash equivalents and restricted cash equivalents at end of the period	$53,983	$16,153

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands) (Unaudited)

	For the three months ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	76,329	$763	$310,436	$(1,844)	$185,010	$(37,749)	$456,616
Net income	—	—	—	—	15,309	—	15,309
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(328)	—	—	(328)
Shares issued in connection with equity incentive plans, net of taxes	204	2	(1,032)	—	—	—	(1,030)
Share-based compensation expense	—	—	2,444	—	—	—	2,444
Shares issued for Deferred Compensation Plan, net	—	—	448	—	—	71	519
Shares issued for Employee Stock Purchase Plan	—	—	(216)	—	—	1,205	989
Other	—	—	—	—	62	—	62
Balance, March 31, 2024	76,533	$765	$312,080	$(2,172)	$200,381	$(36,473)	$474,581

	For the three months ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Gain, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	76,161	$762	$302,304	$(3,477)	$146,602	$(27,912)	$418,279
Net income	—	—	—	—	11,671	—	11,671
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	1,207	—	—	1,207
Shares issued in connection with equity incentive plans, net of taxes	167	1	(871)	—	—	—	(870)
Share-based compensation expense	—	—	1,973	—	—	—	1,973
Purchases of treasury stock	—	—	—	—	—	(2,223)	(2,223)
Shares issued for Deferred Compensation Plan, net	—	—	307	—	—	168	475
Shares issued for Employee Stock Purchase Plan	—	—	(139)	—	—	1,274	1,135
Other	1	—	8	—	11	—	19
Balance, March 31, 2023	76,329	$763	$303,582	$(2,270)	$158,284	$(28,693)	$431,666
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

The Company provides services primarily pursuant to full service agreements with its customers. In such agreements, the Company is responsible for the day-to-day management of its employees located at the customers’ facilities, as well as for the provision of certain supplies. The Company also provides services on the basis of management-only agreements for a limited number of customers. In a management-only agreement, the Company provides management and supervisory services while the customer facility retains payroll responsibility for the non-supervisory staff. The agreements with customers typically provide for a renewable one year service term, cancellable by either party upon 30 to 90 days’ notice after an initial period of 60 to 120 days.

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

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows. However, in the Company’s opinion, all adjustments which are of a normal recurring nature and are necessary for a fair presentation have been reflected in these consolidated financial statements. The balance sheet shown in this report as of December 31, 2023 has been derived from the audited financial statements for the year ended December 31, 2023. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for any future period.

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

Cash and Cash Equivalents and Restricted Cash Equivalents

Cash and cash equivalents are held in U.S. financial institutions or in custodial accounts with U.S. financial institutions. Cash equivalents are defined as short-term, highly liquid investments with a maturity of three months or less at time of purchase that are readily convertible into cash and have insignificant interest rate risk. Restricted cash equivalents represent highly liquid investments held in a trust account as collateral for certain insurance coverages the Company obtained from a third-party insurance carrier.

The following table provides a reconciliation of cash and cash equivalents and restricted cash equivalents reported within the Consolidated Balance Sheets to the amount reported in the Consolidated Statement of Cash Flows.

	March 31, 2024	March 31, 2023
	(in thousands)
Cash and cash equivalents	$29,288	$16,153
Restricted cash equivalents[1]	24,695	—
Total cash and cash equivalents and restricted cash equivalents	$53,983	$16,153

1.On February 2, 2024, the Company entered into a Collateral Trust Agreement with the Company’s third-party insurer and a trustee whereby investments or money market funds are held in a trust account to benefit the insurer and are restricted for that purpose. Restricted cash equivalents represent funds invested in money market funds as of March 31, 2024. The trust account was set up in conjunction with a reduction in the Company’s letter of credit collateral obligation for insurance obligations.

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

Leases

The Company records assets and liabilities on the Consolidated Balance Sheets to recognize the rights and obligations arising from leasing arrangements with contractual terms greater than 12 months. A leasing arrangement includes any contract which entitles the Company to the right of use of an identified tangible asset where there are no restrictions as to the direction of use of the asset and the Company obtains substantially all of the economic benefits from the right of use.

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

Share-Based Compensation

The Company estimates the fair value of share-based awards on the date of grant using a Black-Scholes valuation model for stock options, using a Monte Carlo simulation for performance restricted stock units, and using the share price on the date of grant for restricted stock units and deferred stock units. The value of the award is recognized ratably as an expense in the Company’s Consolidated Statements of Comprehensive Income over the requisite service periods with adjustments made for forfeitures as they occur.

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

No impairment loss was recognized on the Company’s intangible assets or goodwill during the three months ended March 31, 2024 or 2023.

Investments in Equity Securities

The Company accounts for investments in equity securities using the equity method when the Company determines that it can exercise significant influence over the investee. The Company accounts for investments in equity securities at fair value when the Company determines that it cannot exercise significant influence over the investee. During the three months ended March 31, 2024, the Company invested $2.8 million for a 25% ownership share in a health care consulting company which was accounted for as an equity method investment. Investments in equity securities are recorded within Other long-term assets in the Company’s Consolidated Balance Sheets.

Concentrations of Credit Risk

The Company’s financial instruments that are subject to credit risk are cash and cash equivalents, restricted cash equivalents, marketable securities, deferred compensation funding and accounts and notes receivable. At March 31, 2024, the majority of the Company’s cash and cash equivalents, restricted cash equivalents and marketable securities were held in two large financial institutions located in the United States. At December 31, 2023, the majority were held in one large financial institution located in the United States. The Company’s marketable securities are fixed income investments which are highly liquid and can be readily purchased or sold through established markets. The Company’s deferred compensation funding consists of fund and money market investments all of which are highly liquid and held in a trust account.

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
Significant Customer

For the three months ended March 31, 2024 and 2023, Genesis Healthcare, Inc. (“Genesis”) accounted for $38.8 million, or 9.2%, and $48.1 million, or 11.5%, of the Company’s consolidated revenues, respectively. Although the Company expects to continue its relationship with Genesis, there can be no assurance thereof. Revenues generated from Genesis were included in both operating segments previously mentioned. Any extended discontinuance of revenues, or significant reduction, from this customer could, if not replaced, have a material impact on our operations. In addition, if Genesis fails to abide by current payment terms, it could increase our accounts and notes receivable, net balance and have a material adverse effect on our financial condition, results of operations, and cash flows. No other single customer or customer group represented more than 10% of our consolidated revenues for the three months ended March 31, 2024 and 2023.

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

The Company accounted for the ERC by analogy to International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. During the quarter ended June 30, 2023, the Company filed a claim for the ERC for qualified wages paid in 2020 and 2021 and through April 26, 2024 has yet to receive any refunds or receive any correspondence from the IRS regarding the ERC filing. The Company believes that there is not reasonable assurance that any receipt of credits will be obtained and therefore has not recognized any amounts related to the ERC in the accompanying consolidated financial statements. Should reasonable assurance over receipt of and compliance with terms of the ERC credits be obtained in future periods, the Company would recognize such amounts as an offset to expense within “Costs of services provided” on the Consolidated Statements of Comprehensive Income. In the event the Company obtains a refund in future periods, such refunds would be subject to IRS audit under the applicable statute of limitations.

Reclassifications

Prior period line items in the Consolidated Statements of Stockholders’ Equity have been revised to conform with current period presentation.

Note 2 — Revision of Prior Period Financial Statements

As previously disclosed in Note 2 to the Company’s consolidated financial statements as of and for the year ended December 31, 2023, the Company identified a prior period accounting error related to the Company’s estimate for accrued payroll, and specifically accrued vacation that was concluded to not be material to the Company’s previously reported consolidated financial statements or unaudited interim condensed consolidated financial statements. The Company assessed the quantitative and qualitative factors associated with the foregoing error in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99 and 108, Materiality, codified in Accounting Standards Codification (“ASC”) 250, Presentation of Financial Statements, and concluded that the error was not material to any of the Company’s previously reported annual or interim consolidated financial statements. Notwithstanding this conclusion, the Company corrected the error by revising the consolidated 2023 accompanying consolidated interim financial statements to give effect to the correction of the error.

The effect of the correction of the error noted above on the Company’s Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 is as follows:

	Three months ended March 31, 2023
	As reported	Adjustment	Revised
	(in thousands, except per share amounts)
Costs of services provided	$360,978	$1,401	$362,379
Income before income taxes	$17,556	$(1,401)	$16,155
Income tax provision	$4,872	$(388)	$4,484
Net income	$12,684	$(1,013)	$11,671
Basic earnings per common share	$0.17	$(0.01)	$0.16
Diluted earnings per common share	$0.17	$(0.01)	$0.16

In addition to the effect of the correction noted above, the error also reduced retained earnings by $7.9 million as of December 31, 2022, as presented in the Consolidated Statements of Stockholders’ Equity. The effect of the correction of the error noted above had no impact on the Company’s previously reported consolidated statements of cash flows for the three months ended March 31, 2023, except for adjustments to individual line items as described in the tables above.

Note 3—Revenue

The Company presents its consolidated revenues disaggregated by reportable segment, as Management evaluates the nature, amount, timing and uncertainty of the Company’s revenues by segment. Refer to Note 13—Segment Information herein as well as the information below regarding the Company’s reportable segments.

Housekeeping

Housekeeping accounted for $190.6 million and $193.5 million of the Company’s consolidated revenues for the three months ended March 31, 2024 and 2023, respectively, which represented approximately 45.0% and 46.4% of the Company’s revenues in each respective period. Housekeeping services include managing customers’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the customers’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the customers’ facilities. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

Dietary

Dietary services accounted for $232.9 million and $223.7 million of the Company’s consolidated revenues for the three months ended March 31, 2024 and 2023, respectively, which represented approximately 55.0% and 53.6% of the Company’s revenues in each respective period. Dietary services consist of managing customers’ dietary departments which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support provided by a District Manager specializing in dietary services. The Company also offers clinical consulting services to facilities which if contracted is a service bundled within the monthly service provided to customers. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate dietitian services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

Revenue Recognition

The Company’s revenues are derived from contracts with customers. The Company recognizes revenue to depict the transfer of promised goods and services to customers in amounts that reflect the consideration to which the Company is entitled in exchange for those goods and services. The Company’s costs of obtaining contracts are not material.

The Company performs services and provides goods in accordance with its contracts with its customers. Such contracts typically provide for a renewable one year service term, cancellable by either party upon 30 to 90 days’ notice, after an initial period of 60 to 120 days. A performance obligation is the unit of account under ASC 606 and is defined as a promise in a contract to transfer a distinct good or service to the customer. The Company’s Housekeeping and Dietary contracts relate to the provision of bundles of goods, services or both, which represent a series of distinct goods and services that are substantially the same and that have the same pattern of transfer to the customer. The Company accounts for the series as a single performance obligation satisfied over time, as the customer simultaneously receives and consumes the benefits of the goods and services provided. Revenue is recognized using the output method, which is based upon the delivery of goods and services to the customers’ facilities. In limited cases, the Company provides goods, services or both before the execution of a written contract. In these cases, the Company defers the recognition of revenue until a contract is executed. The amount of such deferred revenue was less than $0.1 million as of March 31, 2024 and December 31, 2023. Additionally, less than $0.1 million of revenue amounts deferred as of December 31, 2023 were subsequently recognized as revenue during the three months ended March 31, 2024.

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

The Company allocates the transaction price to each performance obligation noting that the bundle of goods, services or goods and services provided under each Housekeeping and Dietary contract represents a single performance obligation that is satisfied over time. The Company recognizes the related revenue when it satisfies the performance obligation by transferring a bundle of promised goods, services or both to a customer. Such recognition is on a monthly or weekly basis, as goods are provided and services are performed. In some cases, the Company requires customers to pay in advance for goods and services to be provided. As of March 31, 2024, the value of the contract liabilities associated with customer prepayments was $1.7 million. As of December 31, 2023, the value of the contract liabilities associated with customer prepayments was $3.2 million. The Company recognized $1.5 million of revenue during the three months ended March 31, 2024 which was recorded as a contract liability on December 31, 2023.

Transaction Price Allocated to Remaining Performance Obligations

The Company recognizes revenue as it satisfies the performance obligations associated with contracts with customers which, due to the nature of the goods and services provided by the Company, are satisfied over time. Contracts may contain transaction prices that are fixed, variable or both. The Company’s contracts with customers typically provide for an initial term of one year, with renewable one year service terms, cancellable by either party upon 30 to 90 days’ notice after an initial period of 60 to 120 days. The Company has elected to apply the practical expedient that permits exclusion of information about the remaining performance obligations with original expected durations of one year or less which applies all of the Company’s remaining performance obligations as of March 31, 2024.

Note 4—Accounts and Notes Receivable

The Company’s accounts and notes receivable balances consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(in thousands)
Short-term
Accounts and notes receivable	$499,008	$470,759
Allowance for doubtful accounts	(91,868)	(87,250)
Total net short-term accounts and notes receivable	$407,140	$383,509
Long-term
Notes receivable	$27,007	$29,281
Allowance for doubtful accounts	(3,720)	(4,449)
Total net long-term notes receivable	$23,287	$24,832
Total net accounts and notes receivable	$430,427	$408,341

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

Note 5—Allowance for Doubtful Accounts

In making the Company’s credit evaluations, management considers the general collection risk associated with trends in the long-term care industry. The Company establishes credit limits through payment terms with customers, performs ongoing credit evaluations and monitors accounts on an aging schedule basis to minimize the risk of loss. Despite the Company’s efforts to minimize credit risk exposure, customers could be adversely affected if future industry trends, including those related to COVID-19, change in such a manner as to negatively impact their cash flows. As a result, the Company’s future collection experience could differ significantly from historical collection trends. If the Company’s customers experience a negative impact on their cash flows, it could have a material adverse effect on the Company’s results of operations and financial condition.

The Company evaluates its accounts and notes receivable for expected credit losses quarterly. Accounts receivable are evaluated based on internally developed credit quality indicators derived from the aging of receivables. Notes receivable are evaluated based on internally developed credit quality indicators derived from Management’s assessment of collection risk. At the end of each period, the Company sets a reserve for expected credit losses on standard accounts and notes receivable based on the Company’s historical loss rates. Accounts and notes receivable with an elevated risk profile, which are from customers who have filed bankruptcy or are subject to collections activity, are aggregated and evaluated to determine the total reserve for the class of receivable. Additionally, for notes receivable, management evaluates standard receivables based on whether the customer is current (paying within 60 days of terms) or delinquent (paying outside of 60 days of terms). As of March 31, 2024, the delinquent notes receivable loss pool includes the balance of notes receivable due from Genesis.

ASC 326 permits entities to make an accounting policy election not to measure an estimate for credit losses on accrued interest if those entities write-off accrued interest deemed uncollectible in a timely manner. The Company follows an income recognition policy on all interest earned on notes receivable. Under such policy the Company accounts for all notes receivable on a non-accrual basis and defers the recognition of any interest income until receipt of cash payments. This policy was established based on the Company’s history of collections of interest on outstanding notes receivable, as we do not deem it probable that we will receive substantially all interest on outstanding notes receivable. Accordingly, the Company does not record a credit loss adjustment for accrued interest. Interest income from notes receivable for the three months ended March 31, 2024 and 2023 was $1.1 million and $0.6 million, respectively.

The following table presents the Company’s three tiers of notes receivable further disaggregated by year of origination as of March 31, 2024 and write-off activity for the three months ended March 31, 2024.

	Notes receivable
	Amortized cost basis by origination year
	2024	2023	2022	2021	2020	Prior	Total
	(in thousands)
Notes receivable
Standard notes receivable	$3,732	$10,759	$21,828	$—	$—	$—	$36,319
Delinquent notes receivable	$—	$5,700	$1,946	$855	$1,529	$21,057	$31,087
Elevated risk notes receivable	$—	$—	$—	$7,322	$—	$—	$7,322

Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	—	—	—	—	—	—
Current-period net write-offs	$—	$—	$—	$—	$—	$—	$—

The following table provides information as to the status of payment on the Company’s notes receivable which were past due as of March 31, 2024.

	Age analysis of past-due notes receivable as of March 31, 2024
	0 - 90 Days	91 - 180 Days	Greater than 181 Days	Total
	(in thousands)
Notes receivable
Standard notes receivable	$519	$—	$—	$519
Delinquent notes receivable	$1,274	$4,677	$11,473	$17,424
Elevated risk notes receivable	$569	$569	$1,518	$2,656
	$2,362	$5,246	$12,991	$20,599

The following tables provide a summary of the changes in the Company’s allowance for doubtful accounts on a portfolio segment basis for the three months ended March 31, 2024 and 2023. Delinquent notes receivable were not considered a separate portfolio segment at December 31, 2023. The amount presented in the table below for the allowance for doubtful accounts for delinquent notes receivable was included within the standard notes receivable portfolio at December 31, 2023.

	Allowance for doubtful accounts
Portfolio Segment:	December 31, 2023[1]	Write-Offs[2]	Bad Debt Expense	March 31, 2024
	(in thousands)
Accounts receivable	$80,819	$(1,033)	$4,301	$84,087

Notes receivable
Standard notes receivable	$3,510	$—	$(463)	$3,047
Delinquent notes receivable	2,615	—	1,083	3,698
Elevated risk notes receivable	4,755	—	—	4,755
Total notes receivable	$10,880	$—	$620	$11,500
Total accounts and notes receivable	$91,699	$(1,033)	$4,921	$95,587
1.The December 31, 2023 balance includes transfers of $2.6 million from the standard notes receivable portfolio segment to the delinquent notes receivable portfolio segment.
2.Write-offs are shown net of recoveries. During the three months ended March 31, 2024, the Company collected less than $0.1 million of accounts and notes receivable which had previously been written-off as uncollectible.

	Allowance for doubtful accounts
Portfolio segment:	December 31, 2022	Write-Offs[1]	Bad Debt Expense	March 31, 2023
	(in thousands)
Accounts receivable	$66,601	$(3,453)	$5,259	$68,407

Notes receivable
Standard notes receivable	$6,052	$—	$373	$6,425
Elevated risk notes receivable	811	(51)	1,275	2,035
Total notes receivable	$6,863	$(51)	$1,648	$8,460
Total accounts and notes receivable	$73,464	$(3,504)	$6,907	$76,867
1.Write-offs are shown net of recoveries. During the three months ended March 31, 2023, the Company collected less than $0.1 million of accounts and notes receivable which had previously been written-off as uncollectible.

Note 6—Changes in Accumulated Other Comprehensive Loss by Component

The Company’s accumulated other comprehensive loss consists of unrealized gains and losses from the Company’s available-for-sale marketable securities. The following table provides a summary of the changes in accumulated other comprehensive loss for the three months ended March 31, 2024 and 2023:

	Unrealized gains and losses on available-for-sale securities[1]
	Three Months Ended March 31,
	2024	2023
	(in thousands)
Accumulated other comprehensive loss — beginning balance	$(1,844)	$(3,477)
Other comprehensive (loss) income before reclassifications	(495)	1,206
Losses reclassified from other comprehensive loss[2]	167	1
Net current period other comprehensive (loss) income[3]	(328)	1,207
Accumulated other comprehensive loss — ending balance	$(2,172)	$(2,270)
1.All amounts are net of tax.
2.Realized gains and losses were recorded pre-tax within “Investment and other income, net” in the Consolidated Statements of Comprehensive Income. For the three months ended March 31, 2024 and 2023, the Company recorded realized losses of $0.2 million and less than $0.1 million from the sale of available-for-sale securities. Refer to Note 10—Fair Value Measurements herein for further information.
3.For the three months ended March 31, 2024 and 2023, the changes in other comprehensive loss were net of a tax benefit of $0.1 million and an expense of $0.3 million, respectively.

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	2024	2023
	(in thousands)
Three Months Ended March 31,
Losses from the sale of available-for-sale securities	$(211)	$(2)
Tax benefit	44	1
Net loss reclassified from accumulated other comprehensive loss	$(167)	$(1)

Note 7—Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded over the estimated useful life of each class of depreciable asset, and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

The following table sets forth the amounts of property and equipment by each class of depreciable asset as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(in thousands)
Housekeeping and dietary equipment	$16,872	$15,764
Computer hardware and software	7,007	6,870
Operating lease — right-of-use assets	28,005	27,099
Other[1]	861	1,070
Total property and equipment, at cost	52,745	50,803
Less accumulated depreciation[2]	23,555	22,029
Total property and equipment, net	$29,190	$28,774
1.Includes furniture and fixtures, leasehold improvements and autos and trucks.
2.Includes $10.4 million and $9.4 million related to accumulated depreciation on Operating lease – right-of-use assets as of March 31, 2024 and December 31, 2023, respectively.

Depreciation expense for the three months ended March 31, 2024 and 2023 was $2.9 million and $2.5 million. respectively. Of the depreciation expense recorded for the three months ended March 31, 2024 and 2023, $1.8 million and $1.2 million, respectively, was related to the depreciation of the Company’s operating lease - right-of-use assets (“ROU Assets”).

Note 8—Leases

The Company recognizes ROU assets and lease liabilities for automobiles, office buildings, IT equipment and small storage units for the temporary storage of operational equipment. The Company’s leases have remaining lease terms ranging from less than 1 year to 5 years and have extension options ranging from 1 year to 5 years. Most leases include the option to terminate the lease within 1 year.

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

Components of lease expense required by ASC 842 are presented below for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Lease cost
Operating lease cost	$1,837	$1,387
Short-term lease cost	171	232
Variable lease cost	290	450
Total lease cost	$2,298	$2,069

Supplemental information required by ASC 842 is presented below for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(dollar amounts in thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,911	$1,514
Weighted-average remaining lease term — operating leases	3.1 years	4.0 years
Weighted-average discount rate — operating leases	6.7%	5.1%

During the three months ended March 31, 2024 and 2023, the Company’s ROU assets and lease liabilities were reduced by $0.1 million and $0.7 million, respectively, due to lease cancellations.

The following is a schedule by calendar year of future minimum lease payments under operating leases that have remaining terms as of March 31, 2024:

Period/Year	Operating Leases
(in thousands)
April 1 to December 31, 2024	$5,769
2025	7,080
2026	4,252
2027	1,469
2028	1,389
2029	116
Thereafter	—
Total minimum lease payments	$20,075
Less: imputed interest	1,918
Present value of lease liabilities	$18,157

Note 9—Other Intangible Assets

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

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remainder of 2024, the following five fiscal years and thereafter:

Period/Year	Total Amortization Expense
(in thousands)
April 1 to December 31, 2024	$2,014
2025	$2,685
2026	$2,666
2027	$1,196
2028	$613
2029	$508
Thereafter	$1,774

Amortization expense for the three months ended March 31, 2024 and 2023 was $0.7 million and $1.2 million, respectively.

Note 10—Fair Value Measurements

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

The Company’s marketable securities are held by the Company’s captive insurance company to satisfy capital requirements of the state regulator related to captive insurance companies. Such securities primarily consist of tax-exempt municipal bonds, which are classified as available-for-sale and are reported at fair value. Unrealized gains and losses associated with these investments are included within “Unrealized (loss) gain on available-for-sale marketable securities, net of taxes” in the Consolidated Statements of Comprehensive Income. The fair value of these marketable securities is classified within Level 2 of the fair value hierarchy, as these securities are measured using quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable. Such valuations are determined by a third-party pricing service. For the three months ended March 31, 2024 and 2023, the Company recorded unrealized losses, net of taxes of $0.3 million and unrealized gains, net of taxes of $1.2 million on marketable securities, respectively.

As part of a 2021 acquisition of a prepackaged meal manufacturer, the Company agreed to pay royalties to the seller on all future product sales. The Company recorded a liability for the expected future payments within Other long-term liabilities in the Consolidated Balance Sheets. The fair value of this liability is measured using forecasted sales models (Level 3). For the three months ended March 31, 2024 and 2023, the Company recorded realized gains of $0.7 million and losses of $0.3 million, respectively, within Costs of services provided in the Consolidated Statements of Comprehensive Income related to the subsequent measurement of the liability at each balance sheet date.

For the three months ended March 31, 2024 and 2023, the Company received total proceeds, less the amount of interest received, of $16.6 million and $0.2 million, respectively, from sales of available-for-sale municipal bonds. For the three months ended March 31, 2024 and 2023, these sales resulted in realized losses of $0.2 million and less than $0.1 million, respectively, which were recorded within “Investment and other income, net” in the Consolidated Statements of Comprehensive Income. The basis for the sale of these securities was the specific identification of each bond sold during the period.

The investments under the funded deferred compensation plan are classified as trading securities and unrealized gains or losses are recorded within “Selling, general and administrative expense” in the Consolidated Statements of Comprehensive Income. The fair value of the investments are determined based on quoted market prices (Level 1) or the net asset value (“NAV”) of underlying share investments (Level 2). For the three months ended March 31, 2024 and 2023, the Company recognized unrealized gains of $4.1 million and $1.5 million, respectively, related to equity securities held at the respective reporting dates.

The following tables provide fair value measurement information for the Company’s marketable securities and deferred compensation fund investments as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$75,618	$75,618	$—	$75,618	$—
Deferred compensation fund
Money Market[1]	$1,911	$1,911	$—	$1,911	$—
Commodities	288	288	288	—	—
Fixed Income	4,268	4,268	4,268	—	—
International	4,772	4,772	4,772	—	—
Large Cap Blend	5,471	5,471	5,471	—	—
Large Cap Growth	15,708	15,708	15,708	—	—
Large Cap Value	6,609	6,609	6,609	—	—
Mid Cap Blend	3,430	3,430	3,430	—	—
Real Estate	346	346	346	—	—
Small Cap Blend	2,759	2,759	2,759	—	—
Deferred compensation fund[2]	$45,562	$45,562	$43,651	$1,911	$—

	As of December 31, 2023
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Marketable securities
Municipal bonds — available-for-sale	$93,131	$93,131	$—	$93,131	$—
Deferred compensation fund
Money Market[1]	$2,007	$2,007	$—	$2,007	$—
Commodities	298	298	298	—	—
Fixed Income	4,254	4,254	4,254	—	—
International	4,621	4,621	4,621	—	—
Large Cap Blend	5,053	5,053	5,053	—	—
Large Cap Growth	13,886	13,886	13,886	—	—
Large Cap Value	5,964	5,964	5,964	—	—
Mid Cap Blend	3,192	3,192	3,192	—	—
Real Estate	374	374	374	—	—
Small Cap Blend	2,664	2,664	2,664	—	—
Deferred compensation fund[2]	$42,313	$42,313	$40,306	$2,007	$—

1.The fair value of the money market fund is based on the NAV of the shares held by the plan at the end of the period. The money market fund includes short-term United States dollar denominated money market instruments and the NAV is determined by the custodian of the fund. The money market fund can be redeemed at its NAV at the measurement date as there are no significant restrictions on the ability to sell this investment.
2.As of March 31, 2024 and December 31, 2023, $1.3 million and $1.5 million of short-term deferred compensation funding is included within “Prepaid expenses and other assets” in the Company’s Consolidated Balance Sheets, respectively. Such amounts of short-term deferred compensation funding represent investments expected to be liquidated and paid within 12 months of March 31, 2024 and December 31, 2023, respectively.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Credit Impairment Losses[1]
	(in thousands)
March 31, 2024
Type of security:
Municipal bonds — available-for-sale	$78,368	$204	$(2,954)	$75,618	$—
Total debt securities	$78,368	$204	$(2,954)	$75,618	$—

December 31, 2023
Type of security:
Municipal bonds — available-for-sale	$95,466	$387	$(2,722)	$93,131	$—
Total debt securities	$95,466	$387	$(2,722)	$93,131	$—
1.The Company performs a credit impairment loss assessment quarterly on an individual security basis. As of March 31, 2024 and December 31, 2023, no allowance for credit loss impairment has been recognized as the issuers of these securities have not established a cause for default and various rating agencies have reaffirmed each security’s investment grade status. The fair value of these securities have fluctuated since the purchase date as market interest rates fluctuate. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of the securities’ amortized cost basis.

The following table summarizes the contractual maturities of debt securities held at March 31, 2024 and December 31, 2023, which are classified as “Marketable securities, at fair value” in the Consolidated Balance Sheets:

	Municipal Bonds — Available-for-Sale
Contractual maturity:	March 31, 2024	December 31, 2023
	(in thousands)
Maturing in one year or less	$1,025	$6,324
Maturing in second year through fifth year	25,371	34,939
Maturing in sixth year through tenth year	37,006	39,309
Maturing after ten years	12,216	12,559
Total debt securities	$75,618	$93,131

Note 11—Share-Based Compensation

The components of the Company’s share-based compensation expense for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Stock options	$179	$212
Restricted stock, restricted stock units and deferred stock units	1,935	1,514
Performance stock units	330	247
Employee Stock Purchase Plan	40	85
Total pre-tax share-based compensation expense charged against income	$2,484	$2,058

The following table summarizes the components of share-based compensation expense included within the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Selling, general and administrative expense	$2,471	$2,033
Costs of services provided	13	25
Total share-based compensation expense	$2,484	$2,058

At March 31, 2024, the unrecognized compensation cost related to unvested stock options and awards was $24.8 million. The weighted average period over which these awards will vest is approximately 3.3 years.

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

As of March 31, 2024, there were 6.7 million shares of common stock reserved for issuance under the Amended 2020 Plan, of which 2.3 million are available for future grant. The amount of shares available for issuance under the Amended 2020 Plan will increase when outstanding awards under the Company’s Second Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”) are subsequently forfeited, terminated, lapsed or satisfied thereunder in cash or property other than shares. No stock award will have a term in excess of 10 years. The Nominating, Compensation and Stock Option Committee of the Board of Directors is responsible for determining the terms of the grants in accordance with the Amended 2020 Plan.

Stock Options

A summary of stock options outstanding under the Amended 2020 Plan and the 2012 Plan as of December 31, 2023 and changes during the three months ended March 31, 2024 are as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price
	(in thousands)
December 31, 2023	2,438	$30.43
Granted	290	$10.36
Exercised	—	$—
Forfeited	—	$—
Expired	(172)	$28.13
March 31, 2024	2,556	$28.31

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2024 and 2023 was $5.06 and $6.53 per common share, respectively. No stock options were exercised during the three months ended March 31, 2024 and 2023.

The fair value of stock option awards granted in 2024 and 2023 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	3.9%	4.0%
Weighted average expected life	7.0 years	6.9 years
Expected volatility	40.5%	39.5%
Dividend yield	—%	—%

The following table summarizes other information about the stock options at March 31, 2024:

March 31, 2024
(amounts in thousands, except per share data)
Outstanding:
Aggregate intrinsic value	$614
Weighted average remaining contractual life	5.2 years
Exercisable:
Number of options	1,763
Weighted average exercise price	$33.94
Aggregate intrinsic value	$—
Weighted average remaining contractual life	3.3 years

Restricted Stock Units

The fair value of outstanding restricted stock units was determined based on the market price of the shares on the date of grant. During the three months ended March 31, 2024, the Company granted 0.7 million restricted stock units to its employees with a weighted average grant date fair value of $10.37 per unit. During the three months ended March 31, 2023, the Company granted 0.5 million restricted stock units to its employees with a weighted average grant date fair value of $13.72 per unit.

A summary of the outstanding restricted stock units as of December 31, 2023 and changes during the three months ended March 31, 2024 is as follows:

	Restricted Stock Units
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2023	1,102	$18.57
Granted	738	$10.37
Vested	(297)	$21.68
Forfeited	(10)	$15.07
March 31, 2024	1,533	$14.04

Performance Stock Units

On January 3, 2024, the Company issued 118,000 Performance Stock Units (“PSUs”) to the Company’s executive officers. Such PSUs are contingent upon the achievement of certain total shareholder return (“TSR”) targets as compared to the TSR of the S&P 400 MidCap Index and the participant’s continued employment with the Company for the three year period ending December 31, 2026, the date at which such PSUs vest. The unrecognized share-based compensation cost of the TSR-based PSU awards at March 31, 2024 is $2.4 million and is expected to be recognized over a weighted-average period of 2.1 years.

A summary of the outstanding PSUs as of December 31, 2023 and changes during the three months ended March 31, 2024 is as follows:

	Performance Stock Units
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2023	175	$21.52
Granted	118	$11.85
Vested	—	$—
Forfeited	(35)	$34.52
March 31, 2024	258	$15.31

Deferred Stock Units

The Company grants Deferred Stock Units (“DSUs”) to our non-employee directors. Once vested, the recipient shall be entitled to receive a lump sum payment of a number of shares equal to the total number of DSUs issued to such recipient upon the first to occur of (i) the five year anniversary of the date of grant, (ii) the recipient’s death, disability or separation of service from the Board, or (iii) a change of control (as defined by the 2020 Plan). Non-employee directors can also elect to receive their Board of Directors retainer in the form of DSUs in lieu of cash. The number of DSUs granted to these directors is determined based on the stock price on the award date and approximates the cash value the directors would otherwise receive for their retainer. Two non-employee directors made an election in 2022 to receive DSUs in lieu of cash for their 2023 Board of Directors retainer. The unrecognized share-based compensation cost of outstanding DSU awards at March 31, 2024 is $0.1 million and is expected to be recognized over a weighted-average period of 0.2 years.

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

Under the ESPP, the Company is authorized to issue up to 4.1 million shares of its common stock to its employees. Pursuant to such authorization, there are 1.8 million shares available for future grant at March 31, 2024.

The expense associated with the options granted under the ESPP during the three months ended March 31, 2024 and 2023 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.8%	4.8%
Weighted average expected life (years)	1.0	1.0
Expected volatility	37.1%	42.9%
Dividend yield	—%	7.1%

Deferred Compensation Plan

The Company offers a Supplemental Executive Retirement Plan (“SERP”) for executives and certain key employees. The SERP allows participants to defer a portion of their earned income on a pre-tax basis and as of the last day of each plan year, each participant will be credited with a match of a portion of their deferral in the form of the Company’s common stock based on the then-current market value. Under the SERP, the Company is authorized to issue 1.0 million shares of its common stock to its employees. Pursuant to such authorization, the Company has 0.2 million shares available for future grant at March 31, 2024. At the time of issuance, such shares are accounted for at cost as treasury stock.

The following table summarizes information about the SERP during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
SERP expense [1]	$188	$157
Unrealized gain recorded in SERP liability account	$4,100	$1,546
1.Both the SERP match and the deferrals are included in the “selling, general and administrative” caption within the Consolidated Statements of Comprehensive Income.

Note 12—Income Taxes

The Company’s annual effective tax rate is impacted by the tax effects of option exercises and the vesting of awards, which are treated as discrete items in the reporting period in which they occur and therefore cannot be considered in the calculation of the estimated annual effective tax rate. Discrete items increased the Company’s income tax provision recognized through the three months ended March 31, 2024 and 2023 by $1.0 million and $0.9 million, respectively.

Differences between the effective tax rate and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes, share-based compensation and tax credits available to the Company. The actual 2024 effective tax rate will likely vary from the estimate depending on the actual operating income earned with availability of tax credits, the exercising of stock options and vesting of share-based awards.

The Company regularly evaluates the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on the evaluation, there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years ended December 31, 2019 through 2023 (with regard to U.S. federal income tax returns) and December 31, 2018 through 2023 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2024.

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

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenues
Housekeeping	$190,559	$193,519
Dietary	232,874	223,711
Total	$423,433	$417,230

Income before income taxes
Housekeeping	$18,442	$20,053
Dietary	17,627	14,666
Corporate and eliminations[1]	(14,755)	(18,564)
Total	$21,314	$16,155
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

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Numerator for basic and diluted earnings per share:
Net income	$15,309	$11,671

Denominator
Weighted average number of common shares outstanding - basic	73,926	74,497
Effect of dilutive securities[1]	129	21
Weighted average number of common shares outstanding - diluted	74,055	74,518

Basic earnings per share:	$0.21	$0.16

Diluted earnings per share:	$0.21	$0.16
1.Certain outstanding equity awards are anti-dilutive and therefore excluded from the calculation of the weighted average number of diluted common shares outstanding.

Anti-dilutive outstanding equity awards under share-based compensation plans were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Anti-dilutive	2,689	3,191

Note 15—Other Contingencies

Line of Credit

At March 31, 2024, the Company had a $300.0 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a floating rate, based on the Company’s leverage ratio, and starting at the Term Secured Overnight Financing Rate (“SOFR”) plus 165 basis points. As of March 31, 2024, there were $40.0 million in borrowings under the line of credit. As of December 31, 2023, there were $25.0 million in borrowings under the line of credit. The line of credit requires the Company to satisfy two financial covenants, with which the Company is in compliance as of March 31, 2024. The line of credit expires on November 22, 2027.

At March 31, 2024, the Company also had outstanding $72.4 million in irrevocable standby letters of credit, which relate to payment obligations under the Company’s insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $72.4 million to $187.6 million at March 31, 2024. The letters of credit expire during the first quarter of 2025.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items when comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of March 31, 2024 and December 31, 2023 and the notes accompanying those financial statements.

COVID-19 Considerations

While the crisis brought on by the COVID-19 pandemic has largely abated (e.g., new case rates remain relatively low compared to prior highs, the mortality rate remains low, and the Centers for Disease Control have relaxed masking requirements within healthcare facilities), our clients, who were at the epicenter of the COVID-19 pandemic, continue to dedicate significant financial and other resources to protect their residents, employees and visitors. Moreover, we, our clients, vendors and business partners remain challenged by the lingering effects of the COVID-19 pandemic and the global economic crisis that resulted from it. Significant inflation, labor shortages and unprecedented wage growth remain, and nursing home occupancy levels, while increasing from the lowest point in 2020, are still below the national average target to support a robust recovery of the healthcare sector. All the while, nursing home workforce participation remains depressed and continues to be the slowest segment in the health care sector to recover toward pre-pandemic levels.

For additional information on risk factors related to the pandemic or other risks that could impact our results, please refer to “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”).

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of healthcare facilities, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to over 2,600 facilities throughout the continental United States as of March 31, 2024.

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

At March 31, 2024, Housekeeping services were provided at approximately 2,300 customer facilities, generating approximately 45.0% or $190.6 million of our total revenues for the three months ended March 31, 2024. Dietary services were provided at approximately 1,600 customer facilities at March 31, 2024, generating approximately 55.0% or $232.9 million of our total revenues for the three months ended March 31, 2024.

Three Months Ended March 31, 2024 and 2023

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis for the three months ended March 31, 2024 and 2023. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial results relate primarily to corporate level transactions and adjustments related to transactions recorded at the reportable segment level which use methods other than generally accepted accounting principles.

	Three Months Ended March 31,
	2024	2023	% Change
	(in thousands)
Revenues
Housekeeping	$190,559	$193,519	(1.5)%
Dietary	232,874	223,711	4.1%
Consolidated	$423,433	$417,230	1.5%

Costs of services provided
Housekeeping	$172,117	$173,466	(0.8)%
Dietary	215,246	209,045	3.0%
Corporate and eliminations	(28,452)	(20,132)	41.3%
Consolidated	$358,911	$362,379	(1.0)%

Selling, general and administrative expense
Corporate and eliminations	$46,911	$40,047	17.1%

Investment and other income, net
Corporate and eliminations	$5,699	$3,102	***

Interest expense
Corporate and eliminations	$(1,996)	$(1,751)	14.0%

(Loss) income before income taxes
Housekeeping	$18,442	$20,053	(8.0)%
Dietary	17,628	14,666	20.2%
Corporate and eliminations	(14,756)	(18,564)	20.5%
Consolidated	$21,314	$16,155	31.9%
***Not meaningful

Housekeeping and Dietary revenues represented approximately 45.0% and 55.0% of consolidated revenues for the three months ended March 31, 2024, respectively.

The following table sets forth the ratio of certain items to consolidated revenues:

	Three Months Ended March 31,
	2024	2023
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	84.8%	86.9%
Selling, general and administrative expense	11.1%	9.6%
Other income (expense):
Investment and other income, net	1.3%	0.7%
Interest expense	(0.5)%	(0.4)%
Income before income taxes	4.9%	3.8%
Income tax provision	1.4%	1.1%
Net income	3.5%	2.7%

Revenues

Consolidated

Consolidated revenues increased 1.5% to $423.4 million during the three months ended March 31, 2024 compared to $417.2 million for the corresponding period in 2023, as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping revenues decreased 1.5% during the three months ended March 31, 2024 compared to the corresponding period in 2023, while Dietary revenues increased 4.1% over the same period. Housekeeping revenues decreased due to a decline in the number of facilities serviced year-over-year. While there was a slight increase in the number of Dietary facilities year-over-year, Dietary revenues also increased due to passing the impact of labor and supplies cost increases through to customers following our contract modification initiatives.

Costs of Services Provided

Consolidated

Consolidated costs of services provided decreased by 1.0% to $358.9 million for the three months ended March 31, 2024 compared to $362.4 million for the three months ended March 31, 2023.

The following table provides a comparison of key indicators we consider when managing the consolidated costs of services provided:

	Three Months Ended March 31,
Costs of Services Provided - Key Indicators as a % of Consolidated Revenues	2024	2023	Change
Bad debt provision	1.2%	1.7%	(0.5)%
Self-insurance costs	2.2%	2.4%	(0.2)%

The decrease in the bad debt provision was impacted by one customer entering into an assignment for the benefit of creditors during the three months ended March 31, 2023, which resulted in an approximate $4.7 million increase to the bad debt provision for that period which did not reoccur during the three months ended March 31, 2024. Self-insurance costs decreased during the three months ended March 31, 2024 resulting from the Company's continued management of workers' compensation cases resulting in more favorable outcomes and ongoing incident prevention measures.

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues, increased to 90.3% for the three months ended March 31, 2024 from 89.6% in the corresponding period in 2023. Costs of services provided for Dietary, as a percentage of Dietary revenues, decreased to 92.4% for the three months ended March 31, 2024 from 93.4% in the corresponding period in 2023.

The following table provides a comparison of the key indicators we consider when managing costs of services provided at the segment level, as a percentage of the respective segment’s revenues:

	Three Months Ended March 31,
Costs of Services Provided - Key Indicators as a % of Segment Revenue	2024	2023	Change
Housekeeping labor and other labor-related costs	80.8%	80.2%	0.6%
Housekeeping supplies	6.7%	6.6%	0.1%
Dietary labor and other labor-related costs	57.0%	58.5%	(1.5)%
Dietary supplies	34.5%	31.2%	3.3%

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

Consolidated Selling, General and Administrative Expense

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under the deferred compensation plan. These investments represent the amounts held on behalf of the participating employees and changes in the value of these investments affect the amount of our deferred compensation liability. Gains on the plan investments during the three months ended March 31, 2024 and 2023 increased our total selling, general and administrative expense.

Excluding the change in the deferred compensation plan described above, consolidated selling, general and administrative expense increased $4.3 million or 11.2% for the three months ended March 31, 2024 compared to the corresponding period in 2023. The change was driven by increases in payroll and travel-related expenses.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative expense excluding change in deferred compensation plan liability	$42,811	$38,501	$4,310	11.2%
Increase in deferred compensation plan liability	4,100	1,546	2,554	165.2%
Selling, general and administrative expense	$46,911	$40,047	$6,864	17.1%

Consolidated Investment and Other Income, net

Investment and other income was a $5.7 million gain for the three months ended March 31, 2024 compared to a $3.1 million gain in the corresponding 2023 period. The change was driven by market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan.

Consolidated Interest Expense

Consolidated interest expense increased to $2.0 million for the three months ended March 31, 2024 compared to $1.8 million for the same period in 2023 due to increased short-term borrowings during 2024 and increased market interest rates.

Consolidated Income Taxes

During the three months ended March 31, 2024, the Company recognized a provision for income taxes of $6.0 million, or 28.2% effective tax rate, versus a provision for income taxes of $4.5 million, or 27.8% effective tax rate, for the same period in 2023. The effective tax rate change is based on the impact of discrete items in each quarter combined with the impact of our full year income estimate on the tax provision.

The actual annual effective tax rate will be impacted by the tax effects of option exercises or vested awards, which are treated as discrete items in the reporting period in which they occur and may vary based upon the Company’s common stock price at exercise and the volume of such exercises; therefore, these cannot be considered in the calculation of the estimated annual effective tax rate. The impact on our income tax provision for the three months ended March 31, 2024 for such discrete items was a $1.0 million expense versus a $0.9 million expense for the same period in 2023.

Liquidity and Capital Resources

Our primary sources of liquidity are available cash and cash equivalents, available lines of credit under our revolving credit facility and cash flows from operating activities. At March 31, 2024, we had cash, cash equivalents and marketable securities of $104.9 million, restricted cash equivalents of $24.7 million and working capital of $371.0 million, compared to cash, cash equivalents and marketable securities of $147.5 million and working capital of $354.8 million at December 31, 2023. Our current ratio was 2.8 to 1 at both March 31, 2024 and December 31, 2023. Marketable securities represent fixed income investments that are highly liquid and can be readily purchased or sold through established markets. Such securities are held by our captive insurance company to satisfy capital requirements of the state regulator related to captive insurance companies. Restricted cash equivalents represent highly liquid investments held in a trust account as collateral for certain insurance coverages the Company obtained from a third-party insurance carrier.

For the three months ended March 31, 2024 and 2023, our cash flows were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(26,033)	$(16,290)
Net cash from (used in) investing activities	$11,716	$(743)
Net cash from (used in) financing activities	$13,970	$6,907

Operating Activities

Our primary sources of cash from operating activities are the revenues generated from our Housekeeping and Dietary services. Our primary uses of cash from operating activities are the funding of our payroll and other personnel-related costs as well as the costs of supplies used in providing our services. For the three months ended March 31, 2024, cash flow from operations was negative primarily due to the increase in accounts receivable and decrease in accrued payroll. The increase in accounts receivable was driven by, among other things, a cybersecurity incident at Change Healthcare, a third-party patient claims processor which many of our customers use to submit patient claims, which resulted in delays in government reimbursements to our customers.

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

Financing Activities

The primary use of cash from financing activities is repurchases of our common stock. On February 14, 2023, our Board of Directors authorized the repurchase of up to 7.5 million outstanding shares and suspended the quarterly dividend previously issued on common stock as part of our overall capital rebalancing strategy. We have repurchased 1.0 million shares of our common stock as part of the capital rebalancing strategy. We did not repurchase shares of our common stock during the three months ended March 31, 2024. We remain authorized to repurchase up to 6.5 million outstanding shares under this authorization.

Line of Credit

As of March 31, 2024, we had a $300 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a floating rate, based on our leverage ratio, and starting at the Term Secured Overnight Financing Rate (“SOFR”) rate plus 165 basis points. The Company’s line of credit was amended on November 22, 2022 to, among other things, provide for a five-year unsecured revolving loan facility in the aggregate amount of $300 million with, at the Company’s option, the ability to increase the revolving loan commitments to an aggregate amount not to exceed $500 million and to change the benchmark rate from the London Interbank Offered Rate (“LIBOR”) to SOFR. At March 31, 2024, there were $40.0 million in borrowings under the line of credit.

The line of credit requires us to satisfy two financial covenants. The covenants and their respective status at March 31, 2024 were as follows:

Covenant Descriptions and Requirements	As of March 31, 2024
Funded debt [1] to EBITDA [2] ratio: less than 3.50 to 1.00	1.02
EBITDA to Interest Expense ratio: not less than 3.00 to 1.00	10.09
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

As noted above, we were in compliance with our financial covenants at March 31, 2024 and we expect to remain in compliance. The line of credit expires on November 22, 2027. We believe that our existing capacity under the line of credit provides adequate liquidity.

At March 31, 2024, we also had outstanding $72.4 million in irrevocable standby letters of credit, which relate to payment obligations under our insurance programs.

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new customers obtained. Such capital expenditures primarily consist of housekeeping and food service equipment purchases, laundry and linen equipment installations, computer hardware and software, furniture and fixtures. Although we have no specific material commitments for capital expenditures through the end of calendar year 2024, we estimate that for 2024 we will have capital expenditures of approximately $5.0 million to $7.0 million, of which we have made $2.2 million through March 31, 2024.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to the consolidated financial statements included in the Form 10-K for the period ended December 31, 2023. As described in such notes, we recognize revenue in the period in which the performance obligation is satisfied. Refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2024, we had $129.6 million in cash and cash equivalents, restricted cash equivalents and marketable securities. The fair value of all of our cash equivalents and marketable securities are determined based on “Level 1” or “Level 2” inputs, which are based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Based on their evaluation as of March 31, 2024, pursuant to Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(b), our Management, including our Principal Executive Officer and Principal Financial Officer, concluded that our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

Other than the material weaknesses described above, there were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

On February 14, 2023, our Board of Directors authorized the repurchase of up to 7.5 million outstanding shares of common stock (the “Repurchase Plan”). We remain authorized to purchase 6.5 million shares of common stock under the Repurchase Plan. No shares were repurchased pursuant to the Repurchase Plan during the three months ended March 31, 2024.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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
101
The following financial information from the Company’s Form 10-Q for the quarterly period ended March 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive (Loss) Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE SERVICES GROUP, INC.

Date:	April 26, 2024	/s/ Theodore Wahl
Theodore Wahl
President & Chief Executive Officer
(Principal Executive Officer)

Date:	April 26, 2024	/s/ Andrew M. Brophy
Andrew M. Brophy
Vice President, Controller & Principal Accounting Officer
(Principal Financial and Accounting Officer)