Form 10-Q
period 2024-06-30
HEALTHCARE SERVICES GROUP INC
filed 2024-07-26
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $0.01 par value: 73,383,184 shares outstanding as of July 24, 2024.

Healthcare Services Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2024

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report and documents incorporated by reference into it may contain forward-looking statements within the meaning of federal securities laws, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “estimates,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services to the healthcare industry and primarily providers of long-term care; the impact of and future effects of the COVID-19 pandemic or other potential pandemics; having a significant portion of our consolidated revenues contributed by one customer during the six months ended June 30, 2024; credit and collection risks associated with the healthcare industry; the impact of bank failures; our claims experience related to workers’ compensation and general liability insurance (including any litigation claims, enforcement actions, regulatory actions and investigations arising from personal injury and loss of life related to COVID-19); the effects of changes in, or interpretations of laws and regulations governing the healthcare industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor-related matters such as minimum wage increases; the Company’s expectations with respect to selling, general, and administrative expense; and the risk factors described in Part I of our Form 10-K for the fiscal year ended December 31, 2023 under “Government Regulation of Customers,” “Service Agreements and Collections,” and “Competition” and under Item 1A. “Risk Factors” in such Form 10-K.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Healthcare Services Group, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30, 2024	December 31, 2023
ASSETS:	(unaudited)
Current assets:
Cash and cash equivalents	$26,430	$54,330
Restricted cash equivalents	3,117	—
Marketable securities, at fair value	79,134	93,131
Restricted marketable securities, at fair value	22,022	—
Accounts and notes receivable, less allowance for doubtful accounts of $112,133 and $87,250 as of June 30, 2024 and December 31, 2023, respectively	398,884	383,509
Inventories and supplies	17,857	18,479
Prepaid expenses and other assets	25,768	22,247
Total current assets	573,212	571,696
Property and equipment, net	29,840	28,774
Goodwill	75,529	75,529
Other intangible assets, less accumulated amortization of $37,899 and $36,557 as of June 30, 2024 and December 31, 2023, respectively	10,785	12,127
Notes receivable — long–term portion, less allowance for doubtful accounts of $3,152 and $4,449 as of June 30, 2024 and December 31, 2023, respectively	20,871	24,832
Deferred compensation funding, at fair value	46,043	40,812
Deferred tax assets	38,917	35,226
Other long-term assets	4,505	1,656
Total assets	$799,702	$790,652
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$72,220	$83,224
Accrued payroll and related taxes	57,014	56,142
Other accrued expenses and current liabilities	22,987	21,179
Borrowings under line of credit	30,000	25,000
Income taxes payable	4,279	7,201
Deferred compensation liability — short-term	1,390	1,501
Accrued insurance claims	21,593	22,681
Total current liabilities	209,483	216,928
Accrued insurance claims — long-term	61,209	61,697
Deferred compensation liability — long-term	46,201	41,186
Lease liability — long-term	10,662	11,235
Other long-term liabilities	724	2,990
Commitments and contingencies (Note 15)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 200,000 shares authorized; 76,533 and 76,329 shares issued, and 73,383 and 73,341 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	765	763
Additional paid-in capital	314,146	310,436
Retained earnings	198,595	185,010
Accumulated other comprehensive loss, net of taxes	(2,617)	(1,844)
Common stock in treasury, at cost, 3,150 and 2,988 shares as of June 30, 2024 and December 31, 2023, respectively	(39,466)	(37,749)
Total stockholders’ equity	$471,423	$456,616
Total liabilities and stockholders’ equity	$799,702	$790,652
See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$426,288	$418,931	$849,721	$836,161
Operating costs and expenses:
Costs of services provided	384,742	368,204	743,653	730,583
Selling, general and administrative expense	44,437	41,429	91,348	81,476
Other income (expense):
Investment and other income, net	2,621	3,551	8,320	6,653
Interest expense	(1,716)	(1,915)	(3,712)	(3,666)
(Loss) income before taxes	(1,986)	10,934	19,328	27,089

Income tax (benefit) provision	(198)	2,680	5,807	7,164
Net (loss) income	$(1,788)	$8,254	$13,521	$19,925

Per share data:
Basic (loss) earnings per common share	$(0.02)	$0.11	$0.18	$0.27
Diluted (loss) earnings per common share	$(0.02)	$0.11	$0.18	$0.27

Weighted average number of common shares outstanding:
Basic	73,853	74,478	73,889	74,488
Diluted	73,853	74,567	74,048	74,543

Comprehensive (loss) income:
Net (loss) income	$(1,788)	$8,254	$13,521	$19,925
Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale marketable securities, net of taxes	(445)	(860)	(773)	347
Total comprehensive (loss) income	$(2,233)	$7,394	$12,748	$20,272
See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows used in operating activities
Net income	$13,521	$19,925
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,210	7,315
Bad debt provision	36,643	18,170
Deferred income taxes	(3,485)	42
Share-based compensation expense	4,597	4,409
Amortization of premium on marketable securities	795	1,073
Unrealized gain on deferred compensation fund investments	(5,388)	(3,790)
Changes in other long-term liabilities	(334)	(249)
Net loss on disposals of property and equipment	405	387
Changes in operating assets and liabilities:
Accounts and notes receivable	(48,056)	(59,585)
Inventories and supplies	623	1,188
Prepaid expenses and other assets	(3,491)	7,824
Deferred compensation funding	157	262
Accounts payable and other accrued expenses	(15,695)	(9,337)
Accrued payroll, accrued and withheld payroll taxes	1,862	(461)
Income taxes payable	(2,921)	(4,859)
Accrued insurance claims	(1,576)	5,104
Deferred compensation liability	5,419	3,695
Net cash used in operating activities	(9,714)	(8,887)
Cash flows used in investing activities:
Disposals of property and equipment	150	85
Additions to property and equipment	(3,510)	(2,097)
Acquisition of equity method investment	(2,750)	—
Purchases of marketable securities	(37,880)	—
Sales of marketable securities	27,951	1,375
Net cash used in investing activities	(16,039)	(637)
Cash flows from financing activities:
Purchases of treasury stock	(3,000)	(2,223)
Proceeds from short-term borrowings	5,000	15,000
Payments of statutory withholding on net issuance of restricted stock units	(1,030)	(870)
Net cash from financing activities	970	11,907
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	(24,783)	2,383
Cash, cash equivalents and restricted cash equivalents at beginning of the period	54,330	26,279
Cash, cash equivalents and restricted cash equivalents at end of the period	$29,547	$28,662
See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands) (Unaudited)

	For the six months ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	76,329	$763	$310,436	$(1,844)	$185,010	$(37,749)	$456,616
Net income	—	—	—	—	15,309	—	15,309
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(328)	—	—	(328)
Shares issued in connection with equity incentive plans, net of taxes	204	2	(1,032)	—	—	—	(1,030)
Share-based compensation expense	—	—	2,444	—	—	—	2,444
Shares issued for Deferred Compensation Plan, net	—	—	448	—	—	71	519
Shares issued for Employee Stock Purchase Plan	—	—	(216)	—	—	1,205	989
Other	—	—	—	—	62	—	62
Balance, March 31, 2024	76,533	$765	$312,080	$(2,172)	$200,381	$(36,473)	$474,581
Net loss	—	—	—	—	(1,788)	—	(1,788)
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(445)	—	—	(445)
Share-based compensation expense	—	—	2,075	—	—	—	2,075
Purchases of treasury stock	—	—	—	—	—	(3,000)	(3,000)
Shares issued for Deferred Compensation Plan, net	—	—	(9)	—	—	7	(2)
Other	—	—	—	—	2	—	2
Balance, June 30, 2024	76,533	$765	$314,146	$(2,617)	$198,595	$(39,466)	$471,423

See accompanying notes to consolidated financial statements.

	For the six months ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	76,161	$762	$302,304	$(3,477)	$146,602	$(27,912)	$418,279
Net income	—	—	—	—	11,671	—	11,671
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	1,207	—	—	1,207
Shares issued in connection with equity incentive plans, net of taxes	167	1	(871)	—	—	—	(870)
Share-based compensation expense	—	—	1,973	—	—	—	1,973
Purchases of treasury stock	—	—	—	—	—	(2,223)	(2,223)
Shares issued for Deferred Compensation Plan, net	—	—	307	—	—	168	475
Shares issued for Employee Stock Purchase Plan	—	—	(139)	—	—	1,274	1,135
Other	1	—	8	—	11	—	19
Balance, March 31, 2023	76,329	$763	$303,582	$(2,270)	$158,284	$(28,693)	$431,666
Net income	—	—	—	—	8,254	—	8,254
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(860)	—	—	(860)
Share-based compensation expense	—	—	2,278	—	—	—	2,278
Treasury shares issued for Deferred Compensation Plan, net	—	—	(7)	—	—	2	(5)
Other	—	—	—	—	6	—	6
Balance, June 30, 2023	76,329	$763	$305,853	$(3,130)	$166,544	$(28,691)	$441,339
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

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows. However, in the Company’s opinion, all adjustments which are of a normal recurring nature and are necessary for a fair presentation have been reflected in these consolidated financial statements. The balance sheet shown in this report as of December 31, 2023 has been derived from the audited financial statements for the year ended December 31, 2023. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for any future period.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash equivalents reported within the Consolidated Balance Sheets to the amount reported in the Consolidated Statements of Cash Flows.

	June 30, 2024	June 30, 2023
	(in thousands)
Cash and cash equivalents	$26,430	$28,662
Restricted cash equivalents[1]	3,117	—
Total cash and cash equivalents and restricted cash equivalents	$29,547	$28,662
1.On February 2, 2024, the Company entered into a Collateral Trust Agreement with the Company’s third-party insurer and a trustee whereby investments or money market funds are held in a trust account to benefit the insurer and are restricted for that purpose. Restricted cash equivalents represent funds invested in money market accounts as of June 30, 2024. The trust account was set up in conjunction with a reduction in the Company’s letter of credit collateral obligation for insurance obligations.

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

Inventories and Supplies

Inventories and supplies include housekeeping, linen and laundry supplies, as well as food provisions and supplies. Non-linen inventories and supplies are stated on a first-in, first-out (“FIFO”) basis, and reduced as deemed necessary to approximate the lower of cost or net realizable value. Linen supplies are amortized on a straight-line basis over their estimated useful life of 24 months.

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

(Loss) Earnings per Common Share

Basic (loss) earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted (loss) earnings per common share is computed using the weighted-average number of common shares outstanding and dilutive common shares, such as those issuable upon exercise of stock awards. Diluted loss per common share excludes dilutive potential common shares from the calculation, as their inclusion would be anti-dilutive.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets of acquired businesses. Management reviews the carrying value of goodwill annually during the fourth quarter to assess for impairment or more often if events or circumstances indicate that the carrying value may exceed its estimated fair value. Other intangible assets are amortized on a straight-line basis over their respective useful lives.

No impairment loss was recognized on the Company’s goodwill or other intangible assets during the six months ended June 30, 2024 or 2023.

Authorized Shares of Common Stock

On June 18, 2024, the Company amended its Restated Articles of Incorporation to increase the number of authorized shares of common stock available for issuance from 100 million to 200 million, which was previously approved by a majority of the Company’s shareholders.

Investments in Equity Securities

The Company accounts for investments in equity securities using the equity method when the Company determines that it can exercise significant influence over the investee. The Company accounts for investments in equity securities at fair value when the Company determines that it cannot exercise significant influence over the investee. During the six months ended June 30, 2024, the Company invested $2.8 million for a 25% ownership share in a health care technology company which specializes in the long-term and acute care markets which was accounted for as an equity method investment. Investments in equity securities are recorded within “Other long-term assets” in the Company’s Consolidated Balance Sheets. The Company’s proportionate share of earnings or losses of the investee are recorded within “Investment and other income, net” on the Company's Consolidated Statements of Comprehensive (Loss) Income. The Company elects to record its proportionate share of earnings or losses in equity method investments using a three-month lag based on the most recently available financial statements.

Concentrations of Credit Risk

The Company’s financial instruments that are subject to credit risk are cash and cash equivalents, restricted cash equivalents, marketable securities, restricted marketable securities, deferred compensation funding and accounts and notes receivable. At June 30, 2024, the majority of the Company’s cash and cash equivalents, restricted cash equivalents, marketable securities and restricted marketable securities were held in two large financial institutions located in the United States. At December 31, 2023, the majority were held in one large financial institution located in the United States. The Company’s marketable securities and restricted marketable securities are fixed income investments which are highly liquid and can be readily purchased or sold through established markets. The Company’s deferred compensation funding consists of fund and money market investments all of which are highly liquid and held in a trust account.

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
Significant Customer

For the three months ended June 30, 2024 and 2023, Genesis Healthcare, Inc. (“Genesis”) accounted for $37.9 million, or 8.9%, and $47.6 million, or 11.4%, of the Company’s consolidated revenues, respectively. For the six months ended June 30, 2024 and 2023, Genesis accounted for $76.7 million, or 9.0%, and $95.7 million, or 11.4%, of the Company's consolidated revenues, respectively. Although the Company expects to continue its relationship with Genesis, there can be no assurance thereof. Revenues generated from Genesis were included in both operating segments previously mentioned. Any extended discontinuance of revenues, or significant reduction, from this customer could, if not replaced, have a material impact on our operations. In addition, if Genesis fails to abide by current payment terms, it could increase our accounts and notes receivable, net balance and have a material adverse effect on our financial condition, results of operations, and cash flows. No other single customer or customer group represented more than 10% of our consolidated revenues for the three and six months ended June 30, 2024 and 2023.

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

The Company accounted for the ERC by analogy to International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. During the quarter ended June 30, 2023, the Company filed a claim for the ERC for qualified wages paid in 2020 and 2021 and through July 26, 2024 has yet to receive any refunds or receive any correspondence from the IRS regarding the ERC filing. The Company believes that there is not reasonable assurance that any receipt of credits will be obtained and therefore has not recognized any amounts related to the ERC in the accompanying consolidated financial statements. Should reasonable assurance over receipt of and compliance with terms of the ERC credits be obtained in future periods, the Company would recognize such amounts as an offset to expense within “Costs of services provided” on the Consolidated Statements of Comprehensive (Loss) Income. In the event the Company obtains a refund in future periods, such refunds would be subject to IRS audit under the applicable statute of limitations.

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

The effect of the correction of the error noted above on the Company’s Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2023 is as follows:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	As reported	Adjustment	Revised	As reported	Adjustment	Revised
	(in thousands, except per share amounts)
Costs of services provided	$367,728	$476	$368,204	$728,706	$1,877	$730,583
Income before taxes	$11,410	$(476)	$10,934	$28,966	$(1,877)	$27,089
Income tax provision	$2,812	$(132)	$2,680	$7,684	$(520)	$7,164
Net income	$8,598	$(344)	$8,254	$21,282	$(1,357)	$19,925
Basic earnings per common share	$0.12	$(0.01)	$0.11	$0.29	$(0.02)	$0.27
Diluted earnings per common share	$0.12	$(0.01)	$0.11	$0.29	$(0.02)	$0.27

In addition to the effect of the correction noted above, the error also reduced retained earnings by $7.9 million as of December 31, 2022, as presented in the Consolidated Statements of Stockholders’ Equity. The effect of the correction of the error noted above had no impact on the Company’s previously reported consolidated statements of cash flows for the six months ended June 30, 2023, except for adjustments to individual line items as described in the tables above.

Note 3—Revenue

The Company presents its consolidated revenues disaggregated by reportable segment, as Management evaluates the nature, amount, timing and uncertainty of the Company’s revenues by segment. Refer to Note 13—Segment Information herein as well as the information below regarding the Company’s reportable segments.

Housekeeping

Housekeeping accounted for $381.6 million and $384.3 million of the Company’s consolidated revenues for the six months ended June 30, 2024 and 2023, respectively, which represented approximately 44.9% and 46.0% of the Company’s revenues in each respective period. Housekeeping services include managing customers’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the customers’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the customers’ facilities. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

Dietary

Dietary services accounted for $468.2 million and $451.8 million of the Company’s consolidated revenues for the six months ended June 30, 2024 and 2023, respectively, which represented approximately 55.1% and 54.0% of the Company’s revenues in each respective period. Dietary services consist of managing customers’ dietary departments which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support provided by a District Manager specializing in dietary services. The Company also offers clinical consulting services to facilities which if contracted is a service bundled within the monthly service provided to customers. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate dietitian services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

Revenue Recognition

The Company’s revenues are derived from contracts with customers. The Company recognizes revenue to depict the transfer of promised goods and services to customers in amounts that reflect the consideration to which the Company is entitled in exchange for those goods and services. The Company’s costs of obtaining contracts are not material.

The Company performs services and provides goods in accordance with its contracts with its customers. Such contracts typically provide for a renewable one year service term, cancellable by either party upon 30 to 90 days’ notice, after an initial period of 60 to 120 days. A performance obligation is the unit of account under ASC 606 and is defined as a promise in a contract to transfer a distinct good or service to the customer. The Company’s Housekeeping and Dietary contracts relate to the provision of bundles of goods, services or both, which represent a series of distinct goods and services that are substantially the same and that have the same pattern of transfer to the customer. The Company accounts for the series as a single performance obligation satisfied over time, as the customer simultaneously receives and consumes the benefits of the goods and services provided. Revenue is recognized using the output method, which is based upon the delivery of goods and services to the customers’ facilities. In limited cases, the Company provides goods, services or both before the execution of a written contract. In these cases, the Company defers the recognition of revenue until a contract is executed. The amount of such deferred revenue was less than $0.1 million as of June 30, 2024 and December 31, 2023. All revenue amounts deferred as of December 31, 2023 were subsequently recognized as revenue during the six months ended June 30, 2024.

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

The Company allocates the transaction price to each performance obligation noting that the bundle of goods, services or goods and services provided under each Housekeeping and Dietary contract represents a single performance obligation that is satisfied over time. The Company recognizes the related revenue when it satisfies the performance obligation by transferring a bundle of promised goods, services or both to a customer. Such recognition is on a monthly or weekly basis, as goods are provided and services are performed. In some cases, the Company requires customers to pay in advance for goods and services to be provided. As of June 30, 2024, the value of the contract liabilities associated with customer prepayments was $1.3 million. As of December 31, 2023, the value of the contract liabilities associated with customer prepayments was $3.2 million. The Company recognized $1.9 million of revenue during the six months ended June 30, 2024 which was recorded as a contract liability on December 31, 2023.

Transaction Price Allocated to Remaining Performance Obligations

The Company recognizes revenue as it satisfies the performance obligations associated with contracts with customers which, due to the nature of the goods and services provided by the Company, are satisfied over time. Contracts may contain transaction prices that are fixed, variable or both. The Company’s contracts with customers typically provide for an initial term of one year, with renewable one year service terms, cancellable by either party upon 30 to 90 days’ notice after an initial period of 60 to 120 days. The Company has elected to apply the practical expedient that permits exclusion of information about the remaining performance obligations with original expected durations of one year or less which applies to all of the Company’s remaining performance obligations as of June 30, 2024.

Note 4—Accounts and Notes Receivable

The Company’s accounts and notes receivable balances consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Short-term
Accounts and notes receivable	$511,017	$470,759
Allowance for doubtful accounts	(112,133)	(87,250)
Total net short-term accounts and notes receivable	$398,884	$383,509
Long-term
Notes receivable	$24,023	$29,281
Allowance for doubtful accounts	(3,152)	(4,449)
Total net long-term notes receivable	$20,871	$24,832
Total net accounts and notes receivable	$419,755	$408,341

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

The Company evaluates its accounts and notes receivable for expected credit losses quarterly. Accounts receivable are evaluated based on internally developed credit quality indicators derived from the aging of receivables. Notes receivable are evaluated based on internally developed credit quality indicators derived from management’s assessment of collection risk. At the end of each period, the Company sets a reserve for expected credit losses on standard accounts and notes receivable based on the Company’s historical loss rates. Accounts and notes receivable with an elevated risk profile, which are from customers who have filed bankruptcy or are subject to collections activity, are aggregated and evaluated to determine the total reserve for the class of receivable. Additionally, for notes receivable, management evaluates standard receivables based on whether the customer is current (paying within 60 days of terms) or delinquent (paying outside of 60 days of terms). As of June 30, 2024, the delinquent notes receivable loss pool includes the balance of notes receivable due from Genesis.

ASC 326 permits entities to make an accounting policy election not to measure an estimate for credit losses on accrued interest if those entities write-off accrued interest deemed uncollectible in a timely manner. The Company follows an income recognition policy on all interest earned on notes receivable. Under such policy the Company accounts for all notes receivable on a non-accrual basis and defers the recognition of any interest income until receipt of cash payments. This policy was established based on the Company’s history of collections of interest on outstanding notes receivable, as we do not deem it probable that we will receive substantially all interest on outstanding notes receivable. Accordingly, the Company does not record a credit loss adjustment for accrued interest. Interest income from notes receivable for the three months ended June 30, 2024 and 2023 was $0.6 million and $0.7 million, respectively. Interest income from notes receivable for the six months ended June 30, 2024 and 2023 was $1.7 million and $1.3 million, respectively.

During June 2024, LaVie Care Centers, LLC (“LaVie"), a customer of the Company, filed for Chapter 11 bankruptcy protection in the Northern District of Georgia. The Company increased the allowance for doubtful accounts by $17.6 million related to outstanding LaVie invoices during the three months ended June 30, 2024. The Company continues to provide services to LaVie post-petition. Revenues that the Company has earned on post-petition services provided to LaVie are recognized upon cash receipt in accordance with ASC 606, as the Company determines that collectability of substantially all of the entitled consideration in exchange for services provided is not probable for customers with ongoing bankruptcy proceedings until such cash is received.

The following table presents the Company’s three tiers of notes receivable further disaggregated by year of origination as of June 30, 2024 and write-off activity for the six months ended June 30, 2024.

	Notes receivable
	Amortized cost basis by origination year
	2024	2023	2022	2021	2020	Prior	Total
	(in thousands)
Notes receivable
Standard notes receivable	$7,733	$8,515	$19,482	$—	$—	$—	$35,730
Delinquent notes receivable	$—	$6,460	$2,287	$774	$1,491	$21,336	$32,348
Elevated risk notes receivable	$—	$—	$—	$7,378	$—	$—	$7,378

Current-period gross write-offs	$—	$—	$41	$—	$—	$28	$69
Current-period recoveries	—	—	—	—	—	—	—
Current-period net write-offs	$—	$—	$41	$—	$—	$28	$69

The following table provides information as to the status of payment on the Company’s notes receivable which were past due as of June 30, 2024.

	Age analysis of past-due notes receivable as of June 30, 2024
	0 - 90 Days	91 - 180 Days	Greater than 181 Days	Total
	(in thousands)
Notes receivable
Standard notes receivable	$585	$—	$—	$585
Delinquent notes receivable	$1,797	$9,759	$16,887	$28,443
Elevated risk notes receivable	$569	$569	$2,087	$3,225
	$2,951	$10,328	$18,974	$32,253

The following tables provide a summary of the changes in the Company’s allowance for doubtful accounts on a portfolio segment basis for the three months ended June 30, 2024 and 2023.

	Allowance for doubtful accounts
Portfolio Segment:	March 31, 2024	Write-Offs[1]	Bad Debt Expense	June 30, 2024
	(in thousands)
Accounts receivable	$84,087	$(11,955)	$31,561	$103,693

Notes receivable
Standard notes receivable	$3,047	$—	$(60)	$2,987
Delinquent notes receivable	3,698	(69)	221	3,850
Elevated risk notes receivable	4,755	—	—	4,755
Total notes receivable	$11,500	$(69)	$161	$11,592
Total accounts and notes receivable	$95,587	$(12,024)	$31,722	$115,285
1.Write-offs are shown net of recoveries. During the three months ended June 30, 2024, the Company collected less than $0.1 million of accounts and notes receivable which had previously been written-off as uncollectible.

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
The following tables provide a summary of the changes in the Company’s allowance for doubtful accounts on a portfolio segment basis for the six months ended June 30, 2024 and 2023. Delinquent notes receivable were not considered a separate portfolio segment at December 31, 2023. The amount presented in the table below for the allowance for doubtful accounts for delinquent notes receivable was included within the standard notes receivable portfolio at December 31, 2023.

	Allowance for doubtful accounts
Portfolio Segment:	December 31, 2023[1]	Write-Offs[2]	Bad Debt Expense	June 30, 2024
	(in thousands)
Accounts receivable	$80,819	$(12,988)	$35,862	$103,693

Notes receivable
Standard notes receivable	$3,510	$—	$(523)	$2,987
Delinquent notes receivable	2,615	(69)	1,304	3,850
Elevated risk notes receivable	4,755	—	—	4,755
Total notes receivable	$10,880	$(69)	$781	$11,592
Total accounts and notes receivable	$91,699	$(13,057)	$36,643	$115,285
1.The December 31, 2023 balance includes transfers of $2.6 million from the standard notes receivable portfolio segment to the delinquent notes receivable portfolio segment.
2.Write-offs are shown net of recoveries. During the six months ended June 30, 2024, the Company collected $0.1 million of accounts and notes receivable which had previously been written-off as uncollectible.

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
1.Write-offs are shown net of recoveries. During the six months ended June 30, 2023, the Company collected less than $0.1 million of accounts and notes receivable which had previously been written-off as uncollectible.

Note 6—Changes in Accumulated Other Comprehensive Loss by Component

The Company’s accumulated other comprehensive loss consists of unrealized gains and losses from the Company’s available-for-sale marketable securities and restricted marketable securities. The following table provides a summary of the changes in accumulated other comprehensive loss for the six months ended June 30, 2024 and 2023:

	Unrealized Gains and Losses on Available-for-Sale Securities¹
	Six Months Ended June 30,
	2024	2023
	(in thousands)
Accumulated other comprehensive loss — beginning balance	$(1,844)	$(3,477)
Other comprehensive (loss) income before reclassifications	(1,040)	344
Income reclassified from other comprehensive loss²	267	3
Net current period other comprehensive (loss) income³	(773)	347
Accumulated other comprehensive loss — ending balance	$(2,617)	$(3,130)
1.All amounts are net of tax.
2.Realized gains and losses were recorded pre-tax within “Investment and other income, net” in the Consolidated Statements of Comprehensive (Loss) Income. For the six months ended June 30, 2024 and 2023, the Company recorded realized losses of $0.3 million and less than $0.1 million, respectively from the sale of available-for-sale securities. Refer to Note 10—Fair Value Measurements herein for further information.
3.For the six months ended June 30, 2024 and 2023, the changes in other comprehensive loss were net of a tax benefit of $0.1 million and an expense of $0.1 million, respectively.

The following table provides a rollforward of amounts reclassified from accumulated other comprehensive loss to realized losses for the three and six months ended June 30, 2024 and 2023:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	2024	2023
	(in thousands)
Three Months Ended June 30,
Losses from the sale of available-for-sale securities	$(126)	$(2)
Tax benefit	26	1
Net loss reclassified from accumulated other comprehensive loss	$(100)	$(1)
Six Months Ended June 30,
Losses from the sale of available-for-sale securities	$(337)	$(4)
Tax benefit	70	1
Net losses reclassified from accumulated other comprehensive loss	$(267)	$(3)

Note 7—Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded over the estimated useful life of each class of depreciable asset and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

The following table sets forth the amounts of property and equipment by each class of depreciable asset as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(in thousands)
Housekeeping and dietary equipment	$17,015	$15,764
Computer hardware and software	7,059	6,870
Operating lease — right-of-use assets	28,879	27,099
Other[1]	901	1,070
Total property and equipment, at cost	53,854	50,803
Less accumulated depreciation[2]	24,014	22,029
Total property and equipment, net	$29,840	$28,774
1.Includes furniture and fixtures, leasehold improvements and autos and trucks.
2.Includes $10.7 million and $9.4 million related to accumulated depreciation on Operating lease – right-of-use assets as of June 30, 2024 and December 31, 2023, respectively.

Depreciation expense for the three and six months ended June 30, 2024 was $3.0 million and $5.9 million, respectively. Depreciation expense for the three and six months ended June 30, 2023 was $2.4 million and $4.9 million, respectively. Of the depreciation expense recorded for the three and six months ended June 30, 2024, $1.9 million and $3.8 million, respectively, was related to the depreciation of the Company’s operating lease - right-of-use assets (“ROU Assets”). Of the depreciation expense recorded for the three and six months ended June 30, 2023, $1.6 million and $2.8 million, respectively, was related to the depreciation of the Company’s ROU Assets.

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

The Company uses practical expedients offered under ASC 842 to combine lease and non-lease components within leasing arrangements and to recognize the payments associated with short-term leases in earnings on a straight-line basis over the lease term, with the cost associated with variable lease payments recognized when incurred. These accounting policy elections impact the value of the Company’s ROU assets and lease liabilities. The value of the Company’s ROU assets is determined as the non-depreciated fair value of its leasing arrangements and is recorded in “Property and equipment, net” on the Company’s Consolidated Balance Sheets. The value of the Company’s lease liabilities is the present value of fixed lease payments not yet paid, which is discounted using either the rate implicit in the lease contract if that rate can be determined or the Company’s incremental borrowing rate (“IBR”) and is recorded in “Other accrued expenses and current liabilities” and “Lease liability — long-term” on the Company’s Consolidated Balance Sheets. The Company’s IBR is determined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment.

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

Components of lease expense required by ASC 842 are presented below for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Lease cost
Operating lease cost	$1,945	$1,444
Short-term lease cost	323	422
Variable lease cost	551	633
Total lease cost	$2,819	$2,499

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Lease cost
Operating lease cost	$3,782	$2,831
Short-term lease cost	494	654
Variable lease cost	841	1,083
Total lease cost	$5,117	$4,568

Supplemental information required by ASC 842 is presented below for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024	2023
	(dollar amounts in thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,958	$3,110
Weighted-average remaining lease term — operating leases	2.9 years	3.7 years
Weighted-average discount rate — operating leases	6.9%	6.0%

During the three and six months ended June 30, 2024, the Company’s ROU assets and lease liabilities were reduced by $0.3 million and $0.5 million, respectively, due to lease cancellations. During the three and six months ended June 30, 2023, the Company's ROU assets and lease liabilities were reduced by $0.4 million and $1.1 million, respectively, due to lease cancellations.

The following is a schedule by calendar year of future minimum lease payments under operating leases that have remaining terms as of June 30, 2024:

Period/Year	Operating Leases
(in thousands)
July 1 to December 31, 2024	$4,058
2025	7,964
2026	5,201
2027	1,797
2028	1,389
2029	116
Thereafter	—
Total minimum lease payments	$20,525
Less: imputed interest	1,917
Present value of lease liabilities	$18,608

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

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remainder of 2024, the following five fiscal years and thereafter:

Period/Year	Total Amortization Expense
(in thousands)
July 1 to December 31, 2024	$1,343
2025	$2,685
2026	$2,666
2027	$1,196
2028	$613
2029	$508
Thereafter	$1,774

Amortization expense for the three months ended June 30, 2024 and 2023 was $0.7 million and $1.2 million, respectively. Amortization expense for the six months ended June 30, 2024 and 2023 was $1.3 million and $2.4 million, respectively.

Note 10—Fair Value Measurements

The Company’s current assets and current liabilities are financial instruments and most of these items (other than marketable securities, restricted marketable securities, inventories and the short-term portion of deferred compensation funding) are recorded at cost in the Consolidated Balance Sheets. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature. The carrying value of the Company’s line of credit represents the outstanding amount of the borrowings, which approximates fair value. The Company’s financial assets that are measured at fair value on a recurring basis are its marketable securities, restricted marketable securities, and deferred compensation funding. The recorded values of all of the financial instruments approximate their current fair values because of their nature, stated interest rates and respective maturity dates or durations.

The Company’s marketable securities are held by the Company’s captive insurance company to satisfy capital requirements of the state regulator related to captive insurance companies. Restricted marketable securities are held by the Company’s captive insurance company as collateral for certain insurance coverages. Such securities consist primarily of municipal bonds, U.S. treasury bonds and corporate bonds, which are classified as available-for-sale and are reported at fair value. Unrealized gains and losses associated with these investments are included within “Unrealized (loss) gain on available-for-sale marketable securities, net of taxes” in the Consolidated Statements of Comprehensive (Loss) Income. Marketable securities, including restricted marketable securities, are classified within Level 2 of the fair value hierarchy, as these securities are measured using quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable. Such valuations are determined by a third-party pricing service. For the three and six months ended June 30, 2024, the Company recorded unrealized losses, net of taxes of $0.4 million and $0.8 million on marketable securities and restricted marketable securities, respectively. For the three and six months ended June 30, 2023, the Company recorded unrealized losses, net of taxes of $0.9 million and unrealized gains, net of taxes of $0.3 million on marketable securities, respectively.

As part of a 2021 acquisition of a prepackaged meal manufacturer, the Company agreed to pay royalties to the seller on all future product sales. The Company recorded a liability for the expected future payments within Other long-term liabilities in the Consolidated Balance Sheets. The fair value of this liability is measured using forecasted sales models (Level 3). For the three months ended June 30, 2024 and 2023, the Company recorded realized losses of $0.5 million and gains of $0.6 million, respectively, within “Costs of services provided” in the Consolidated Statements of Comprehensive (Loss) Income related to the subsequent measurement of the liability at each balance sheet date. For the six months ended June 30, 2024 and 2023, the Company recorded realized gains of $0.3 million and $0.2 million, respectively, within “Costs of services provided” in the Consolidated Statements of Comprehensive (Loss) Income related to the subsequent measurement of the liability at each period end.

For the three months ended June 30, 2024 and 2023, the Company received total proceeds, less the amount of interest received, of $11.4 million and $1.2 million, respectively, from sales of available-for-sale securities. For the three months ended June 30, 2024 and 2023, these sales resulted in realized losses of $0.1 million and gains of less than $0.1 million, respectively, which were recorded within “Investment and other income, net” in the Consolidated Statements of Comprehensive (Loss) Income. For the six months ended June 30, 2024 and 2023, the Company received total proceeds, less the amount of interest received, of $28.0 million and $1.4 million, respectively, from sales of available-for-sale securities. For the six months ended June 30, 2024 and 2023, these sales resulted in realized losses of $0.3 million and losses of less than $0.1 million, respectively, which were recorded within “Investment and other income, net” in the Consolidated Statements of Comprehensive (Loss) Income. The basis for the sale of these securities was the specific identification of each bond sold during the period.

The investments under the funded deferred compensation plan are classified as trading securities and unrealized gains or losses are recorded within “Investment and other income, net” in the Consolidated Statements of Comprehensive (Loss) Income. The fair value of the investments are determined based on quoted market prices (Level 1) or the net asset value (“NAV”) of underlying share investments (Level 2). For the three months ended June 30, 2024 and 2023, the Company recognized unrealized gains of $1.3 million and gains of $2.3 million, respectively, related to equity securities held at the respective reporting dates. For the six months ended June 30, 2024 and 2023, the Company recognized unrealized gains of $5.4 million and $3.8 million, respectively, related to equity securities held at the respective reporting dates.

The following table summarizes the contractual maturities of debt securities held at June 30, 2024 and December 31, 2023, which are classified as “Marketable securities, at fair value” and “Restricted marketable securities, at fair value” in the Consolidated Balance Sheets:

	Debt Securities — Available-for-Sale
Contractual maturity:	June 30, 2024	December 31, 2023
	(in thousands)
Marketable securities, at fair value
Maturing in one year or less	$1,007	$6,324
Maturing in second year through fifth year	27,296	34,939
Maturing in sixth year through tenth year	32,934	39,309
Maturing after ten years	17,897	12,559
Total marketable securities, at fair value	$79,134	$93,131
Restricted marketable securities, at fair value
Maturing in one year or less	$1,047	$—
Maturing in second year through fifth year	7,058	—
Maturing in sixth year through tenth year	12,895	—
Maturing after ten years	1,022	—
Total restricted marketable securities, at fair value	$22,022	$—
Total debt securities — available-for-sale	$101,156	$93,131

The following table shows the amortized cost, unrealized gains and losses, and estimated fair value of the Company’s debt securities as of June 30, 2024 and December 31, 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Credit Impairment Losses[1]
	(in thousands)
June 30, 2024
Type of security:
Marketable securities
Municipal bonds — taxable	$9,242	$18	$(752)	$8,508	$—
Municipal bonds — non-taxable	73,216	49	(2,639)	70,626	—
Total marketable securities	$82,458	$67	$(3,391)	$79,134	$—
Restricted marketable securities
U.S. treasury bonds	$6,888	$13	$—	$6,901	$—
U.S. government agency bonds	1,207	2	—	1,209	—
International fixed income bonds	625	—	(1)	624	—
Corporate bonds	5,134	5	(2)	5,137	—
Municipal bonds — taxable	8,156	16	(21)	8,151	—
Total restricted marketable securities	$22,010	$36	$(24)	$22,022	$—
Total debt securities — available-for-sale	$104,468	$103	$(3,415)	$101,156	$—

December 31, 2023
Type of security:
Municipal bonds — non-taxable	$95,466	$387	$(2,722)	$93,131	$—
Total debt securities — available-for-sale	$95,466	$387	$(2,722)	$93,131	$—
1.The Company performs a credit impairment loss assessment quarterly on an individual security basis. As of June 30, 2024 and December 31, 2023, no allowance for credit loss has been recognized as the issuers of these securities have not established a cause for default and various rating agencies have reaffirmed each security’s investment grade status. The fair value of these securities have fluctuated since the purchase date as market interest rates fluctuate. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of the securities’ amortized cost basis.

The following tables provide fair value measurement information for the Company’s financial assets, including marketable securities, restricted marketable securities and deferred compensation fund investments as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Marketable securities
Municipal bonds — taxable	$8,508	$8,508	$—	$8,508	$—
Municipal bonds — non-taxable	70,626	70,626	—	70,626	—
Total marketable securities	$79,134	$79,134	$—	$79,134	$—

Restricted marketable securities
U.S. treasury bonds	$6,901	$6,901	$—	$6,901	$—
U.S. government agency bonds	1,209	1,209	—	1,209	—
International fixed income bonds	624	624	—	624	—
Corporate bonds	5,137	5,137	—	5,137	—
Municipal bonds — taxable	8,151	8,151	—	8,151	—
Total restricted marketable securities	$22,022	$22,022	$—	$22,022	$—

Deferred compensation fund
Money market[1]	$1,933	$1,933	$—	$1,933	$—
Commodities	315	315	315	—	—
Fixed income	4,605	4,605	4,605	—	—
International	4,942	4,942	4,942	—	—
Large cap blend	5,794	5,794	5,794	—	—
Large cap growth	16,890	16,890	16,890	—	—
Large cap value	6,543	6,543	6,543	—	—
Mid cap blend	3,382	3,382	3,382	—	—
Real estate	350	350	350	—	—
Small cap blend	2,679	2,679	2,679	—	—
Total deferred compensation fund[2]	$47,433	$47,433	$45,500	$1,933	$—

	As of December 31, 2023
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Marketable securities
Municipal bonds — non-taxable	$93,131	$93,131	$—	$93,131	$—
Deferred compensation fund
Money market[1]	$2,007	$2,007	$—	$2,007	$—
Commodities	298	298	298	—	—
Fixed income	4,254	4,254	4,254	—	—
International	4,621	4,621	4,621	—	—
Large cap blend	5,053	5,053	5,053	—	—
Large cap growth	13,886	13,886	13,886	—	—
Large cap value	5,964	5,964	5,964	—	—
Mid cap blend	3,192	3,192	3,192	—	—
Real estate	374	374	374	—	—
Small cap blend	2,664	2,664	2,664	—	—
Deferred compensation fund[2]	$42,313	$42,313	$40,306	$2,007	$—
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
2.As of June 30, 2024 and December 31, 2023, $1.4 million and $1.5 million of short-term deferred compensation funding is included within “Prepaid expenses and other assets” in the Company’s Consolidated Balance Sheets, respectively. Such amounts of short-term deferred compensation funding represent investments expected to be liquidated and paid within 12 months of June 30, 2024 and December 31, 2023, respectively.

Note 11—Share-Based Compensation

The components of the Company’s share-based compensation expense for the six months ended June 30, 2024 and 2023 are as follows:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Stock options	$353	$463
Restricted stock, restricted stock units and deferred stock units	3,501	3,223
Performance stock units	665	565
Employee Stock Purchase Plan	78	158
Total pre-tax share-based compensation expense charged against income	$4,597	$4,409

The following table summarizes the components of share-based compensation expense included within the Consolidated Statements of Comprehensive (Loss) Income for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Selling, general and administrative expense	$4,572	$4,363
Costs of services provided	25	46
Total share-based compensation expense	$4,597	$4,409

At June 30, 2024, the unrecognized compensation cost related to unvested stock options and awards was $21.2 million. The weighted average period over which these awards will vest is approximately 3.3 years.

Amended 2020 Omnibus Incentive Plan

On May 26, 2020, the Company adopted the 2020 Omnibus Incentive Plan after approval by the Company’s Shareholders at the 2020 Annual Meeting of Shareholders. On May 30, 2023, the Company increased the authorized shares under the 2020 Omnibus Incentive Plan (as amended, the “Amended 2020 Plan”) by 2.5 million shares after approval by the Company’s Shareholders at the 2023 Annual Meeting of Shareholders. The Amended 2020 Plan provides that current or prospective officers, employees, non-employee directors and advisors can receive share-based awards such as stock options, performance stock units, restricted stock units and other stock awards. The Amended 2020 Plan seeks to encourage profitability and growth of the Company through short-term and long-term incentives that are consistent with the Company’s operating objectives.

As of June 30, 2024, there were 6.7 million shares of common stock reserved for issuance under the Amended 2020 Plan, of which 2.3 million are available for future grant. The amount of shares available for issuance under the Amended 2020 Plan will increase when outstanding awards under the Company’s Second Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”) are subsequently forfeited, terminated, lapsed or satisfied thereunder in cash or property other than shares. No stock award will have a term in excess of 10 years. The Nominating, Compensation and Stock Option Committee of the Board of Directors is responsible for determining the terms of the grants in accordance with the Amended 2020 Plan.

Stock Options

A summary of stock options outstanding under the Amended 2020 Plan and the 2012 Plan as of December 31, 2023 and changes during the six months ended June 30, 2024 are as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price
	(in thousands)
December 31, 2023	2,438	$30.43
Granted	290	$10.36
Exercised	—	$—
Forfeited	(1)	$24.43
Expired	(179)	$28.45
June 30, 2024	2,548	$28.29

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2024 and 2023 was $5.06 and $6.53 per common share, respectively. No stock options were exercised during the six months ended June 30, 2024 and 2023.

The fair value of stock option awards granted during the six months ended June 30, 2024 and 2023 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Six Months Ended June 30,
	2024	2023
Risk-free interest rate	3.9%	4.0%
Weighted average expected life	7.0 years	6.9 years
Expected volatility	40.5%	39.5%
Dividend yield	—%	—%

The following table summarizes other information about the stock options at June 30, 2024:

June 30, 2024
(amounts in thousands, except per share data)
Outstanding:
Aggregate intrinsic value	$64
Weighted average remaining contractual life	4.9 years
Exercisable:
Number of options	1,756
Weighted average exercise price	$33.93
Aggregate intrinsic value	$—
Weighted average remaining contractual life	3.4 years

Restricted Stock Units

The fair value of outstanding restricted stock units was determined based on the market price of the shares on the date of grant. During the six months ended June 30, 2024, the Company granted 0.8 million restricted stock units to its employees with a weighted average grant date fair value of $10.38 per unit. During the six months ended June 30, 2023, the Company granted 0.5 million restricted stock units to its employees with a weighted average grant date fair value of $13.74 per unit.

A summary of the outstanding restricted stock units as of December 31, 2023 and changes during the six months ended June 30, 2024 is as follows:

	Restricted Stock Units
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2023	1,102	$18.57
Granted	770	$10.38
Vested	(297)	$21.68
Forfeited	(17)	$14.17
June 30, 2024	1,558	$13.97

Performance Stock Units

On January 3, 2024, the Company issued 0.1 million Performance Stock Units (“PSUs”) to the Company’s executive officers. Such PSUs are contingent upon the achievement of certain total shareholder return (“TSR”) targets as compared to the TSR of the S&P 400 MidCap Index and the participant’s continued employment with the Company for the three year period ending December 31, 2026, the date at which such PSUs vest. The unrecognized share-based compensation cost of the TSR-based PSU awards at June 30, 2024 is $2.1 million and is expected to be recognized over a weighted-average period of 1.9 years.

A summary of the outstanding PSUs as of December 31, 2023 and changes during the six months ended June 30, 2024 is as follows:

	Performance Stock Units
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2023	175	$21.52
Granted	118	$11.85
Vested	—	$—
Forfeited	(35)	$34.52
June 30, 2024	258	$15.31

Deferred Stock Units

The Company grants Deferred Stock Units (“DSUs”) to our non-employee directors. Once vested, the recipient shall be entitled to receive a lump sum payment of a number of shares equal to the total number of DSUs issued to such recipient upon the first to occur of (i) the five year anniversary of the date of grant, (ii) the recipient’s death, disability or separation of service from the Board, or (iii) a change of control (as defined by the 2020 Plan). Non-employee directors can also elect to receive their Board of Directors retainer in the form of DSUs in lieu of cash. The number of DSUs granted to these directors is determined based on the stock price on the award date and approximates the cash value the directors would otherwise receive for their retainer. Three non-employee directors made an election in 2023 to receive DSUs in lieu of cash for their 2024 Board of Directors retainer. The unrecognized share-based compensation cost of outstanding DSU awards at June 30, 2024 is $0.3 million and is expected to be recognized over a weighted-average period of 0.9 years.

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

Under the ESPP, the Company is authorized to issue up to 4.1 million shares of its common stock to its employees. Pursuant to such authorization, there were 1.8 million shares available for future grant at June 30, 2024.

The expense associated with the options granted under the ESPP during the six months ended June 30, 2024 and 2023 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Six Months Ended June 30,
	2024	2023
Risk-free interest rate	4.8%	4.8%
Weighted average expected life (years)	1.0	1.0
Expected volatility	37.1%	42.9%
Dividend yield	—%	7.1%

Deferred Compensation Plan

The Company offers a Supplemental Executive Retirement Plan (“SERP”) for executives and certain key employees. The SERP allows participants to defer a portion of their earned income on a pre-tax basis and as of the last day of each plan year, each participant will be credited with a match of a portion of their deferral in the form of the Company’s common stock based on the then-current market value. Under the SERP, the Company is authorized to issue 1.0 million shares of its common stock to its employees. Pursuant to such authorization, the Company has 0.2 million shares available for future grant at June 30, 2024. At the time of issuance, such shares are accounted for at cost as treasury stock.

The following table summarizes information about the SERP during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
SERP expense [1]	$355	$298
Unrealized gain recorded in SERP liability account	$5,350	$3,871
1.Both the SERP match and the deferrals are included in the “Selling, general and administrative expense” caption within the Consolidated Statements of Comprehensive (Loss) Income.

Note 12—Income Taxes

The Company’s annual effective tax rate is impacted by the tax effects of option exercises and the vesting of awards, which are treated as discrete items in the reporting period in which they occur and therefore cannot be considered in the calculation of the estimated annual effective tax rate. Discrete items increased the Company’s income tax provision recognized through the six months ended June 30, 2024 and 2023 by $1.2 million and $1.1 million, respectively.

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

The Company regularly evaluates the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on the evaluation, there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years ended December 31, 2019 through 2023 (with regard to U.S. federal income tax returns) and December 31, 2018 through 2023 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenues
Housekeeping	$191,006	$190,817	$381,565	$384,336
Dietary	235,282	228,114	468,156	451,825
Total	$426,288	$418,931	$849,721	$836,161

Income before income taxes
Housekeeping	$17,017	$16,608	$35,459	$36,661
Dietary	14,932	12,443	32,559	27,110
Corporate and eliminations[1]	(33,935)	(18,117)	(48,690)	(36,682)
Total	$(1,986)	$10,934	$19,328	$27,089
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

Note 14—Basic (Loss) Earnings Per Common Share

Basic and diluted (loss) earnings per common share are computed by dividing net (loss) income by the weighted-average number of basic and diluted common shares outstanding, respectively. The weighted-average number of diluted common shares includes the impact of dilutive securities, including outstanding stock options, restricted stock units, performance stock units and deferred stock units. The table below reconciles the weighted-average basic and diluted common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except for per share amounts)
Numerator for basic and diluted (loss) earnings per share:
Net (loss) income	$(1,788)	$8,254	$13,521	$19,925

Denominator
Weighted average number of common shares outstanding - basic	73,853	74,478	73,889	74,488
Effect of dilutive securities[1]	—	89	159	55
Weighted average number of common shares outstanding - diluted	73,853	74,567	74,048	74,543

Basic (loss) earnings per share:	$(0.02)	$0.11	$0.18	$0.27

Diluted (loss) earnings per share:	$(0.02)	$0.11	$0.18	$0.27
1.Certain outstanding equity awards are anti-dilutive and therefore excluded from the calculation of the weighted average number of diluted common shares outstanding.

Anti-dilutive outstanding equity awards under share-based compensation plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Anti-dilutive	3,000	3,077	2,844	2,721

Note 15—Other Contingencies

Line of Credit

At June 30, 2024, the Company had a $300.0 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a floating rate, based on the Company’s leverage ratio, and starting at the Term Secured Overnight Financing Rate (“SOFR”) plus 165 basis points. As of June 30, 2024, there were $30.0 million in borrowings under the line of credit. As of December 31, 2023, there were $25.0 million in borrowings under the line of credit. The line of credit requires the Company to satisfy two financial covenants, with which the Company is in compliance as of June 30, 2024. The line of credit expires on November 22, 2027.

At June 30, 2024, the Company also had outstanding $60.2 million in irrevocable standby letters of credit, which relate to payment obligations under the Company’s insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $60.2 million to $209.8 million at June 30, 2024. The letters of credit expire during the first quarter of 2025.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items when comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of June 30, 2024 and December 31, 2023 and the notes accompanying those financial statements.

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

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of healthcare facilities, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We believe we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States, rendering such services to over 2,600 facilities throughout the continental United States as of June 30, 2024.

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

At June 30, 2024, Housekeeping services were provided at approximately 2,300 customer facilities, generating approximately 44.9% or $381.6 million of our total revenues for the six months ended June 30, 2024. Dietary services were provided at approximately 1,600 customer facilities at June 30, 2024, generating approximately 55.1% or $468.2 million of our total revenues for the six months ended June 30, 2024.

Three Months Ended June 30, 2024 and 2023

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis for the three months ended June 30, 2024 and 2023. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial results relate primarily to corporate level transactions and adjustments related to transactions recorded at the reportable segment level which use methods other than generally accepted accounting principles.

	Three Months Ended June 30,
	2024	2023	% Change
	(in thousands)
Revenues
Housekeeping	$191,006	$190,817	0.1%
Dietary	235,282	228,114	3.1%
Consolidated	$426,288	$418,931	1.8%

Costs of services provided
Housekeeping	$173,989	$174,209	(0.1)%
Dietary	220,350	215,671	2.2%
Corporate and eliminations	(9,597)	(21,676)	(55.7)%
Consolidated	$384,742	$368,204	4.5%

Selling, general and administrative expense
Corporate and eliminations	$44,437	$41,429	7.3%

Investment and other income, net
Corporate and eliminations	$2,621	$3,551	(26.2)%

Interest expense
Corporate and eliminations	$(1,716)	$(1,915)	(10.4)%

(Loss) income before income taxes
Housekeeping	$17,017	$16,608	2.5%
Dietary	14,932	12,443	20.0%
Corporate and eliminations	(33,935)	(18,117)	(87.3)%
Consolidated	$(1,986)	$10,934	(118.2)%

Housekeeping and Dietary revenues represented approximately 44.8% and 55.2% of consolidated revenues for the three months ended June 30, 2024, respectively.

The following table sets forth the ratio of certain items to consolidated revenues:

	Three Months Ended June 30,
	2024	2023
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	90.3%	87.9%
Selling, general and administrative expense	10.4%	9.9%
Other income (expense):
Investment and other income, net	0.6%	0.8%
Interest expense	(0.4)%	(0.5)%
(Loss) income before taxes	(0.5)%	2.5%
Income tax (benefit) provision	0.0%	0.6%
Net (loss) income	(0.5)%	1.9%

Revenues

Consolidated

Consolidated revenues increased 1.8% to $426.3 million during the three months ended June 30, 2024 compared to $418.9 million for the corresponding period in 2023, as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping revenues increased 0.1% and Dietary revenues increased 3.1% during the three months ended June 30, 2024 compared to the corresponding period in 2023. Housekeeping revenues remained flat, as a decrease in the number of facilities serviced was offset by increases in labor and supplies cost that were passed through to customers. Dietary revenues increased driven by contractual pass-throughs of increases in labor and supplies costs while the number of facilities serviced remained relatively flat.

Costs of Services Provided

Consolidated

Consolidated costs of services provided increased by 4.5% to $384.7 million for the three months ended June 30, 2024 compared to $368.2 million for the three months ended June 30, 2023.

The following table provides a comparison of key indicators we consider when managing the consolidated costs of services provided:

	Three Months Ended June 30,
Costs of Services Provided - Key Indicators as a % of Consolidated Revenues	2024	2023	Change
Bad debt provision	7.4%	2.7%	4.7%
Self-insurance costs	1.0%	2.5%	(1.5)%

Bad debt provision in the three months ended June 30, 2024 includes an increase to the allowance for doubtful accounts of $17.6 million associated with the Chapter 11 bankruptcy of LaVie Care Centers (“LaVie”). We continue to provide services to LaVie on current terms and are deferring recognition of revenues from LaVie until cash is received. The decline in our self-insurance costs during the three months ended June 30, 2024 was driven by a favorable $5.1 million adjustment to the Company's self-insurance reserves related to an actuarial assessment of the liability during the three months ended June 30, 2024.

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues, decreased to 91.1% for the three months ended June 30, 2024 from 91.3% in the corresponding period in 2023. Costs of services provided for Dietary, as a percentage of Dietary revenues, decreased to 93.7% for the three months ended June 30, 2024 from 94.5% in the corresponding period in 2023.

The following table provides a comparison of the key indicators we consider when managing costs of services provided at the segment level, as a percentage of the respective segment’s revenues:

	Three Months Ended June 30,
Costs of Services Provided - Key Indicators as a % of Segment Revenue	2024	2023	Change
Housekeeping labor and other labor-related costs	81.3%	81.4%	(0.1)%
Housekeeping supplies	6.8%	7.4%	(0.6)%
Dietary labor and other labor-related costs	57.2%	58.3%	(1.1)%
Dietary supplies	35.5%	34.2%	1.3%

Variations within these key indicators relate to the provision of services at new facilities and changes in the mix of customers for whom we provide supplies or do not provide supplies.

Consolidated Selling, General and Administrative Expense

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under the deferred compensation plan. These investments represent the amounts held on behalf of the participating employees and changes in the value of these investments affect the amount of our deferred compensation liability. Gains on the plan investments during the three months ended June 30, 2024 and 2023 decreased our total selling, general and administrative expense.

Excluding the change in the deferred compensation plan described above, consolidated selling, general and administrative expense increased $4.1 million or 10.4% for the three months ended June 30, 2024 compared to the corresponding period in 2023. The change was driven by increases in payroll, legal and transportation expenses.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative expense excluding change in deferred compensation plan liability	$43,187	$39,103	$4,084	10.4%
Increase in deferred compensation plan liability	1,250	2,326	(1,076)	(46.3)%
Selling, general and administrative expense	$44,437	$41,429	$3,008	7.3%

Consolidated Investment and Other Income, net

Investment and other income was a $2.6 million gain for the three months ended June 30, 2024 compared to a $3.6 million gain in the corresponding 2023 period. The change was driven by market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan.

Consolidated Interest Expense

Consolidated interest expense decreased to $1.7 million for the three months ended June 30, 2024 compared to $1.9 million for the same period in 2023 due to the lower average amount of short-term borrowings during the three months ended June 30, 2024.

Consolidated Income Taxes

During the three months ended June 30, 2024, the Company recognized a benefit for income taxes of $0.2 million, or 10.0% effective tax rate, versus a provision for income taxes of $2.7 million, or 24.5% effective tax rate, for the same period in 2023. The effective tax rate change is based on the impact of discrete items in each quarter combined with the impact of our full year income estimate on the tax provision.

The actual annual effective tax rate will be impacted by the tax effects of option exercises or vested awards, which are treated as discrete items in the reporting period in which they occur and may vary based upon the Company’s common stock price at exercise and the volume of such exercises; therefore, these cannot be considered in the calculation of the estimated annual effective tax rate. The impact on our income tax (benefit) provision for each of the three months ended June 30, 2024 and 2023 for such discrete items was an expense of $0.2 million.

Six Months Ended June 30, 2024 and 2023

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis for the six months ended June 30, 2024 and 2023. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial results relate primarily to corporate level transactions and adjustments related to transactions recorded at the reportable segment level which use methods other than generally accepted accounting principles.

	Six Months Ended June 30,
	2024	2023	% Change
	(in thousands)
Revenues
Housekeeping	$381,565	$384,336	(0.7)%
Dietary	468,156	451,825	3.6%
Consolidated	$849,721	$836,161	1.6%

Costs of services provided
Housekeeping	$346,106	$347,675	(0.5)%
Dietary	435,596	424,715	2.6%
Corporate and eliminations	(38,049)	(41,807)	(9.0)%
Consolidated	$743,653	$730,583	1.8%

Selling, general and administrative expense
Corporate and eliminations	$91,348	$81,476	12.1%

Investment and other income, net
Corporate and eliminations	$8,320	$6,653	25.1%

Interest expense
Corporate and eliminations	$(3,712)	$(3,666)	1.3%

Income before income taxes
Housekeeping	$35,459	$36,661	(3.3)%
Dietary	32,559	27,110	20.1%
Corporate and eliminations	(48,690)	(36,682)	32.7%
Consolidated	$19,328	$27,089	(28.7)%

Housekeeping and Dietary revenues represented approximately 44.9% and 55.1% of consolidated revenues for the six months ended June 30, 2024, respectively.

The following table sets forth the ratio of certain items to consolidated revenues:

	Six Months Ended June 30,
	2024	2023
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	87.5%	87.4%
Selling, general and administrative expense	10.8%	9.7%
Other (expense) income:
Investment and other income, net	1.0%	0.8%
Interest expense	(0.4)%	(0.4)%
Income before income taxes	2.3%	3.3%
Income tax provision	0.7%	0.9%
Net income	1.6%	2.4%

Revenues

Consolidated

Consolidated revenues increased to $849.7 million for the six months ended June 30, 2024 compared to $836.2 million for the corresponding period in 2023 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping revenues decreased 0.7% during the six months ended June 30, 2024 and 2023, while Dietary revenues increased 3.6% over the same period. Housekeeping revenues decreased due to a decline in the number of facilities serviced year-over-year, offset in part by increases to revenue from costs passed through to customer billings. Dietary revenues increased resulting from increases to contractual pass-throughs of labor and food costs to customer billings.

Costs of services provided

Consolidated

Consolidated costs of services increased by 1.8% to $743.7 million for the six months ended June 30, 2024 compared to $730.6 million for the six months ended June 30, 2023.

The following table provides a comparison of key indicators we consider when managing the consolidated costs of services provided:

	Six Months Ended June 30,
Costs of Services Provided - Key Indicators as a % of Consolidated Revenues	2024	2023	Change
Bad debt provision	4.3%	2.2%	2.1%
Self-insurance costs	1.6%	2.5%	(0.9)%

Bad debt provision in the six months ended June 30, 2024 includes an increase to the allowance for doubtful accounts of $17.6 million associated with the Chapter 11 bankruptcy of LaVie. We continue to provide services to LaVie on current terms and are deferring recognition of revenues from LaVie until cash is received. The decline in our self-insurance costs during the six months ended June 30, 2024 was driven by a favorable $5.1 million adjustment to the Company's self-insurance reserves related to an actuarial assessment of the liability during the six months ended June 30, 2024.

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues, was 90.7% and 90.5% for the six months ended June 30, 2024 and 2023. Costs of services provided for Dietary, as a percentage of Dietary revenues, decreased to 93.0% for the six months ended June 30, 2024 from 94.0% in the corresponding period in 2023.

The following table provides a comparison of the key indicators we consider when managing costs of services provided at the segment level, as a percentage of the respective segment’s revenues:

	Six Months Ended June 30,
Costs of Services Provided - Key Indicators as a % of Segment Revenues	2024	2023	Change
Housekeeping labor and other labor-related costs	81.0%	80.8%	0.2%
Housekeeping supplies	6.7%	7.0%	(0.3)%
Dietary labor and other labor-related costs	57.1%	58.4%	(1.3)%
Dietary supplies	35.0%	32.7%	2.3%

Variations within these key indicators relate to the provision of services at facilities served and changes in the mix of customers for whom we provide supplies or do not provide supplies.

Consolidated Selling, General and Administrative Expense

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under the deferred compensation plan. These investments represent the amounts held on behalf of the participating employees and changes in the value of these investments affect the amount of our deferred compensation liability. Gains on the plan investments during the six months ended June 30, 2024 and 2023 increased our total selling, general and administrative expense for these periods.

Excluding the change in the deferred compensation plan described above, consolidated selling, general and administrative expense increased $8.4 million or 10.8% for the six months ended June 30, 2024 compared to the corresponding period in 2023. The change was driven primarily by increases in payroll, legal and transportation expenses.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative expense excluding change in deferred compensation plan liability	$85,998	$77,604	$8,394	10.8%
Increase in deferred compensation plan liability	5,350	3,872	1,478	38.2%
Selling, general and administrative expense	$91,348	$81,476	$9,872	12.1%

Consolidated Investment and Interest Income, net

Investment and other income was an $8.3 million gain for the six months ended June 30, 2024, compared to a $6.7 million gain during the corresponding 2023 period, due to market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan.

Consolidated Interest Expense

Consolidated interest expense was $3.7 million for the six months ended June 30, 2024 and 2023 as the average borrowing amount on our line of credit and interest rates were similar for the periods.

Consolidated Income Taxes

During the six months ended June 30, 2024 and 2023, the Company recognized a provision for income taxes of $5.8 million, a 30.0% effective tax rate, and $7.2 million, a 26.4% effective tax rate, respectively. The actual annual effective tax rate will be impacted by the tax effects of option exercises or vested awards, which are treated as discrete items in the reporting period in which they occur and may vary based upon the Company’s common stock price at exercise and the volume of such exercises; therefore, these cannot be considered in the calculation of the estimated annual effective tax rate. The impact on our income tax provision for the six months ended June 30, 2024 and 2023 for such discrete items was an expense of approximately $1.2 million and $1.1 million, respectively.

Liquidity and Capital Resources

Our primary sources of liquidity are available cash and cash equivalents, available lines of credit under our revolving credit facility and cash flows from operating activities. At June 30, 2024, we had cash, cash equivalents and marketable securities of $105.6 million, restricted cash equivalents of $3.1 million, restricted marketable securities of $22.0 million and working capital of $363.7 million, compared to cash, cash equivalents and marketable securities of $147.5 million and working capital of $354.8 million at December 31, 2023. Our current ratio was 2.7 to 1 at June 30, 2024 and 2.6 to 1 at December 31, 2023. Marketable securities represent fixed income investments that are highly liquid and can be readily purchased or sold through established markets. Such securities are held by our captive insurance company to satisfy capital requirements of the state regulator related to captive insurance companies. Restricted cash equivalents and restricted marketable securities, at fair value represent highly liquid investments held in a trust account as collateral for certain insurance coverages the Company obtained from a third-party insurance carrier.

For the six months ended June 30, 2024 and 2023, our cash flows were as follows:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(9,714)	$(8,887)
Net cash used in investing activities	$(16,039)	$(637)
Net cash from financing activities	$970	$11,907

Operating Activities

Our primary sources of cash from operating activities are the revenues generated from our Housekeeping and Dietary services. Our primary uses of cash from operating activities are the funding of our payroll and other personnel-related costs as well as the costs of supplies used in providing our services. For the six months ended June 30, 2024, cash flow from operations was negative primarily due to the increase in accounts receivable.

Investing Activities

Our principal uses of cash for investing activities are the purchases of marketable securities and capital expenditures such as housekeeping and food service equipment, computer software and hardware, and furniture and fixtures (see “Capital Expenditures” below for additional information). Such uses of cash are offset by proceeds from sales of property and equipment and marketable securities.

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

Financing Activities

The primary use of cash from financing activities is repurchases of our common stock. On February 14, 2023, our Board of Directors authorized the repurchase of up to 7.5 million outstanding shares (the “Repurchase Plan”) and suspended the quarterly dividend previously issued on common stock as part of our overall capital rebalancing strategy.

We repurchased 0.3 million shares of our common stock for $3.0 million as part of the capital rebalancing strategy during the three and six months ended June 30, 2024. We did not repurchase any shares during the three months ended June 30, 2023 and repurchased 0.2 million shares of our common stock for $2.2 million during the six months ended June 30, 2023. We remain authorized to repurchase up to 6.2 million shares of our Common Stock pursuant to the Repurchase Plan.

The primary source of cash from financing activities is the net borrowings under our bank line of credit. We borrow for general corporate purposes as needed throughout the year.

Line of Credit

At June 30, 2024, we had a $300 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a floating rate, based on our leverage ratio, and starting at the Term Secured Overnight Financing Rate (“SOFR”) rate plus 165 basis points. The Company’s line of credit was amended on November 22, 2022 to, among other things, provide for a five-year unsecured revolving loan facility in the aggregate amount of $300 million with, at the Company’s option, the ability to increase the revolving loan commitments to an aggregate amount not to exceed $500 million and to change the benchmark rate from the London Interbank Offered Rate (“LIBOR”) to SOFR. At June 30, 2024, we borrowed $30 million under the line of credit.

The line of credit requires us to satisfy two financial covenants. The covenants and their respective status at June 30, 2024 were as follows:

Covenant Descriptions and Requirements	As of June 30, 2024
Funded debt [1] to EBITDA [2] ratio: less than 3.50 to 1.00	0.95
EBITDA to Interest Expense ratio: not less than 3.00 to 1.00	8.52
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

As noted above, we were in compliance with our financial covenants at June 30, 2024 and we expect to remain in compliance. The line of credit expires on November 22, 2027. We believe that our existing capacity under the line of credit provides adequate liquidity.

At June 30, 2024, we also had outstanding $60.2 million in irrevocable standby letters of credit, which relate to payment obligations under our insurance programs.

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new customers obtained. Such capital expenditures primarily consist of housekeeping and food service equipment purchases, laundry and linen equipment installations, computer hardware and software, furniture and fixtures. Although we have no specific material commitments for capital expenditures through the end of calendar year 2024, we estimate that for 2024 we will have capital expenditures of approximately $5.0 million to $7.0 million, of which we have made $3.5 million through June 30, 2024.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2024, we had $130.7 million in cash and cash equivalents, restricted cash equivalents, marketable securities and restricted marketable securities. The fair value of all of our cash equivalents and marketable securities are determined based on “Level 1” or “Level 2” inputs, which are based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Based on their evaluation as of June 30, 2024, pursuant to the Exchange Act Rule 13a-15(b), our Management, including our Principal Executive Officer and Principal Financial Officer, concluded that our internal control over financial reporting was not effective.

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

Management's Remediation Plan

The Company concluded that the material weaknesses identified in the 2023 Form 10-K surrounding controls over the estimation of accrued vacation has been remediated (the “Remediated Material Weakness”). During the six months ended June 30, 2024, the Company completed the implementation of the following remedial measures to address the Remediated Material Weakness:

•Developed a comprehensive method of accruing for vacation hours that resulted in process-level controls being added to ensure completeness and accuracy of the vacation calculation;
•Standardized the processes performed by accounting department personnel to verify completeness and accuracy of information used in calculating the vacation accrual, including formal documentation of preparation and subsequent review of all reports and assumptions; and
•Integrated the vacation accrual into the Company’s standardized control activities related to the Company’s financial statement close process, including controls over manual journal entries and account reconciliations.

Changes in Internal Control over Financial Reporting

Other than the Remediated Material Weakness described in the paragraph above, there were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

On February 14, 2023, our Board of Directors authorized the repurchase of up to $7.5 million outstanding shares of common stock (the “Repurchase Plan”). We remain authorized to purchase 6.2 million shares of common stock under the Repurchase Plan.

Shares repurchased pursuant to the Repurchase Plan during the three months ended June 30, 2024, were as follows:

Quarter Ended June 30, 2024	Total number of shares of Common Stock repurchased	Average price paid per share of Common Stock	Aggregate purchase price of Common Stock repurchases[1]	Number of remaining shares authorized for repurchase
			(in thousands)
April 1, 2024 - April 30, 2024	—	$—	$—	6,477
May 1, 2024 - May 31, 2024	263,500	$11.33	$2,982	6,214
June 1, 2024 - June 30, 2024	—	$—	$—	6,214
Second quarter	263,500	$11.33	$2,982	6,214
1.    Excludes commissions and other costs of less than $0.1 million.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act, adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6. Exhibits

The following exhibits are filed as part of this Report:

Exhibit Number	Description
3.1	Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated June 18, 2024 †
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act †
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act †
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act †
101
The following financial information from the Company’s Form 10-Q for the quarterly period ended June 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive (Loss) Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
† Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE SERVICES GROUP, INC.

Date:	July 26, 2024	/s/ Theodore Wahl
Theodore Wahl
President & Chief Executive Officer
(Principal Executive Officer)

Date:	July 26, 2024	/s/ Andrew M. Brophy
Andrew M. Brophy
Vice President, Controller & Principal Accounting Officer
(Principal Financial and Accounting Officer)