Form 10-Q
period 2024-09-30
HEALTHCARE SERVICES GROUP INC
filed 2024-10-25
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $0.01 par value: 73,291,057 shares outstanding as of October 23, 2024.

Healthcare Services Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2024

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report and documents incorporated by reference into it may contain forward-looking statements within the meaning of federal securities laws, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “estimates,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services to the healthcare industry and primarily providers of long-term care; having a significant portion of our consolidated revenues contributed by one customer during the nine months ended September 30, 2024; credit and collection risks associated with the healthcare industry; the impact of bank failures; our claims experience related to workers’ compensation and general liability insurance; the effects of changes in, or interpretations of laws and regulations governing the healthcare industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor-related matters such as minimum wage increases; the Company’s expectations with respect to selling, general and administrative expense; the impacts of past or future cyber attacks or breaches; and the risk factors described in Part I of our Form 10-K for the fiscal year ended December 31, 2023 under “Government Regulation of Customers,” “Service Agreements and Collections,” and “Competition” and under Item 1A. “Risk Factors” in such Form 10-K and this Form 10-Q.

These factors, in addition to delays in payments from customers and/or customers undergoing restructurings, have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results would be adversely affected by continued inflation particularly if increases in the costs of labor and labor-related costs, materials, supplies and equipment used in performing services (including the impact of potential tariffs) cannot be passed on to our customers.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Healthcare Services Group, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30, 2024	December 31, 2023
ASSETS:	(unaudited)
Current assets:
Cash and cash equivalents	$27,055	$54,330
Restricted cash equivalents	1,084	—
Marketable securities, at fair value	76,776	93,131
Restricted marketable securities, at fair value	25,085	—
Accounts and notes receivable, less allowance for doubtful accounts of $95,985 and $87,250 as of September 30, 2024 and December 31, 2023, respectively	406,495	383,509
Inventories and supplies	17,046	18,479
Prepaid expenses and other assets	24,577	22,247
Total current assets	578,118	571,696
Property and equipment, net	28,435	28,774
Goodwill	75,529	75,529
Other intangible assets, less accumulated amortization of $38,571 and $36,557 as of September 30, 2024 and December 31, 2023, respectively	10,113	12,127
Notes receivable — long–term portion, less allowance for doubtful accounts of $2,013 and $4,449 as of September 30, 2024 and December 31, 2023, respectively	22,908	24,832
Deferred compensation funding, at fair value	48,647	40,812
Deferred tax assets	36,486	35,226
Other long-term assets	5,605	1,656
Total assets	$805,841	$790,652
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$76,636	$83,224
Accrued payroll and related taxes	42,333	56,142
Other accrued expenses and current liabilities	25,564	21,179
Borrowings under line of credit	25,000	25,000
Income taxes payable	4,500	7,201
Deferred compensation liability — short-term	1,661	1,501
Accrued insurance claims	21,510	22,681
Total current liabilities	197,204	216,928
Accrued insurance claims — long-term	61,520	61,697
Deferred compensation liability — long-term	48,915	41,186
Lease liability — long-term	9,029	11,235
Other long-term liabilities	425	2,990
Commitments and contingencies (Note 15)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 200,000 shares authorized; 76,533 and 76,329 shares issued, and 73,291 and 73,341 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	765	763
Additional paid-in capital	316,334	310,436
Retained earnings	212,631	185,010
Accumulated other comprehensive loss, net of taxes	(524)	(1,844)
Common stock in treasury, at cost, 3,242 and 2,988 shares as of September 30, 2024 and December 31, 2023, respectively	(40,458)	(37,749)
Total stockholders’ equity	$488,748	$456,616
Total liabilities and stockholders’ equity	$805,841	$790,652
See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$428,149	$411,388	$1,277,870	$1,247,549
Operating costs and expenses:
Costs of services provided	364,730	376,936	1,108,383	1,107,519
Selling, general and administrative expense	46,888	39,047	138,236	120,523
Other income (expense):
Investment and other income, net	3,825	394	12,145	7,047
Interest expense	(1,548)	(2,132)	(5,260)	(5,798)
Income (loss) before taxes	18,808	(6,333)	38,136	20,756

Income tax provision (benefit)	4,778	(1,286)	10,585	5,878
Net income (loss)	$14,030	$(5,047)	$27,551	$14,878

Per share data:
Basic earnings (loss) per common share	$0.19	$(0.07)	$0.37	$0.20
Diluted earnings (loss) per common share	$0.19	$(0.07)	$0.37	$0.20

Weighted average number of common shares outstanding:
Basic	73,687	74,364	73,822	74,446
Diluted	73,926	74,364	74,007	74,496

Comprehensive income (loss):
Net income (loss)	$14,030	$(5,047)	$27,551	$14,878
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale marketable securities, net of taxes	2,093	(1,647)	1,320	(1,300)
Total comprehensive income (loss)	$16,123	$(6,694)	$28,871	$13,578

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$27,551	$14,878
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,983	10,565
Bad debt provision	36,848	32,340
Deferred income taxes	(1,612)	(4,205)
Share-based compensation expense	6,828	6,793
Amortization of premium on marketable securities	1,003	1,609
Unrealized gain on deferred compensation fund investments	(7,809)	(2,562)
Changes in other long-term liabilities	(524)	(980)
Net loss on disposals of property and equipment	507	489
Share of losses from equity method investment	197	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(57,909)	(59,530)
Inventories and supplies	1,434	1,976
Prepaid expenses and other assets	(3,503)	8,620
Deferred compensation funding	(27)	(353)
Accounts payable and other accrued expenses	(10,904)	(4,276)
Accrued payroll, accrued and withheld payroll taxes	(12,820)	(16,118)
Income taxes payable	(2,700)	(4,543)
Accrued insurance claims	(1,348)	6,207
Deferred compensation liability	8,403	3,143
Net cash used in operating activities	(5,402)	(5,947)
Cash flows from investing activities:
Disposals of property and equipment	193	121
Additions to property and equipment	(4,909)	(3,973)
Acquisition of equity method investment	(2,750)	—
Purchases of marketable securities	(51,490)	—
Sales of marketable securities	43,205	1,942
Net cash used in investing activities	(15,751)	(1,910)
Cash flows from financing activities:
Purchases of treasury stock	(4,008)	(6,239)
Proceeds from short-term borrowings	—	20,000
Payments of statutory withholding on net issuance of restricted stock units	(1,030)	(870)
Net cash (used in) provided by financing activities	(5,038)	12,891
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	(26,191)	5,034
Cash, cash equivalents and restricted cash equivalents at beginning of the period	54,330	26,279
Cash, cash equivalents and restricted cash equivalents at end of the period	$28,139	$31,313

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands) (Unaudited)

	For the nine months ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	76,329	$763	$310,436	$(1,844)	$185,010	$(37,749)	$456,616
Net income	—	—	—	—	15,309	—	15,309
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(328)	—	—	(328)
Shares issued in connection with equity incentive plans, net of taxes	204	2	(1,032)	—	—	—	(1,030)
Share-based compensation expense	—	—	2,444	—	—	—	2,444
Shares issued for Deferred Compensation Plan, net	—	—	448	—	—	71	519
Shares issued for Employee Stock Purchase Plan	—	—	(216)	—	—	1,205	989
Other	—	—	—	—	62	—	62
Balance, March 31, 2024	76,533	$765	$312,080	$(2,172)	$200,381	$(36,473)	$474,581
Net loss	—	—	—	—	(1,788)	—	(1,788)
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(445)	—	—	(445)
Share-based compensation expense	—	—	2,075	—	—	—	2,075
Purchases of treasury stock	—	—	—	—	—	(3,000)	(3,000)
Shares issued for Deferred Compensation Plan, net	—	—	(9)	—	—	7	(2)
Other		—	—	—	2	—	2
Balance, June 30, 2024	76,533	$765	$314,146	$(2,617)	$198,595	$(39,466)	$471,423
Net income	—	—	—	—	14,030	—	14,030
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	2,093	—	—	2,093
Share-based compensation expense	—	—	2,205	—	—	—	2,205
Purchases of treasury stock	—	—	—	—	—	(1,009)	(1,009)
Shares issued for Deferred Compensation Plan, net	—	—	(17)	—	—	17	—
Other	—	—	—	—	6	—	6
Balance, September 30, 2024	76,533	$765	$316,334	$(524)	$212,631	$(40,458)	$488,748

See accompanying notes to consolidated financial statements.

	For the nine months ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	76,161	$762	$302,304	$(3,477)	$146,602	$(27,912)	$418,279
Net income	—	—	—	—	11,671	—	11,671
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	1,207	—	—	1,207
Shares issued in connection with equity incentive plans, net of taxes	167	1	(871)	—	—	—	(870)
Share-based compensation expense	—	—	1,973	—	—	—	1,973
Purchases of treasury stock	—	—	—	—	—	(2,223)	(2,223)
Shares issued for Deferred Compensation Plan, net	—	—	307	—	—	168	475
Shares issued for Employee Stock Purchase Plan	—	—	(139)	—	—	1,274	1,135
Other	1	—	8	—	11	—	19
Balance, March 31, 2023	76,329	$763	$303,582	$(2,270)	$158,284	$(28,693)	$431,666
Net income	—	—	—	—	8,254	—	8,254
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(860)	—	—	(860)
Share-based compensation expense	—	—	2,278	—	—	—	2,278
Treasury shares issued for Deferred Compensation Plan, net	—	—	(7)	—	—	2	(5)
Other	—	—	—	—	6	—	6
Balance, June 30, 2023	76,329	$763	$305,853	$(3,130)	$166,544	$(28,691)	$441,339
Net loss	—	—	—	—	(5,047)	—	(5,047)
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(1,647)	—	—	(1,647)
Share-based compensation expense	—	—	2,299	—	—	—	2,299
Purchases of treasury stock	—	—	—	—	—	(4,015)	(4,015)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	(1)	—	—	1	—
Other	—	—	—	—	1	—	1
Balance, September 30, 2023	76,329	$763	$308,151	$(4,777)	$161,498	$(32,705)	$432,930
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

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows. However, in the Company’s opinion, all adjustments which are of a normal recurring nature and are necessary for a fair presentation have been reflected in these consolidated financial statements. The balance sheet shown in this report as of December 31, 2023 has been derived from the audited financial statements for the year ended December 31, 2023. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for any future period.

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

	September 30, 2024	December 31, 2023
	(in thousands)
Cash and cash equivalents	$27,055	$54,330
Restricted cash equivalents[1]	1,084	—
Total cash and cash equivalents and restricted cash equivalents	$28,139	$54,330

1.On February 2, 2024, the Company entered into a Collateral Trust Agreement with the Company’s third-party insurer and a trustee whereby investments or money market funds are held in a trust account to benefit the insurer and are restricted for that purpose. Restricted cash equivalents represent funds invested in money market accounts as of September 30, 2024. The trust account was set up in conjunction with a reduction in the Company’s letter of credit collateral obligation for insurance obligations.

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

Share-Based Compensation

The Company estimates the fair value of share-based awards on the date of grant using a Black-Scholes valuation model for stock options, using a Monte Carlo simulation for performance restricted stock units and using the share price on the date of grant for restricted stock units and deferred stock units. The value of the award is recognized ratably as an expense in the Company’s Consolidated Statements of Comprehensive Income (Loss) over the requisite service periods with adjustments made for forfeitures as they occur.

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

No impairment loss was recognized on the Company’s goodwill or other intangible assets during the three and nine months ended September 30, 2024 or 2023.

Authorized Shares of Common Stock

On June 18, 2024, the Company amended its Restated Articles of Incorporation to increase the number of authorized shares of common stock available for issuance from 100 million to 200 million, which was previously approved by a majority of the Company’s shareholders.

Investments in Equity Securities

The Company accounts for investments in equity securities using the equity method when the Company determines that it can exercise significant influence over the investee. The Company accounts for investments in equity securities at fair value when the Company determines that it cannot exercise significant influence over the investee. During the nine months ended September 30, 2024, the Company invested $2.8 million for a 25% ownership share in a health care technology company which specializes in the long-term and acute care markets which was accounted for as an equity method investment. Investments in equity securities are recorded within “Other long-term assets” in the Company’s Consolidated Balance Sheets. The Company’s proportionate share of earnings or losses of the investee are recorded within “Investment and other income, net” on the Company’s Consolidated Statements of Comprehensive Income (Loss). The Company elects to record its proportionate share of earnings or losses in equity method investments using a three-month lag based on the most recently available financial statements.

Concentrations of Credit Risk

The Company’s financial instruments that are subject to credit risk are cash and cash equivalents, restricted cash equivalents, marketable securities, restricted marketable securities, deferred compensation funding and accounts and notes receivable. At September 30, 2024, the majority of the Company’s cash and cash equivalents, restricted cash equivalents, marketable securities and restricted marketable securities were held in two large financial institutions located in the United States. At December 31, 2023, the majority were held in one large financial institution located in the United States. The Company’s marketable securities and restricted marketable securities are fixed income investments which are highly liquid and can be readily purchased or sold through established markets. The Company’s deferred compensation funding consists of fund and money market investments all of which are highly liquid and held in a trust account.

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
Significant Customer

For the three months ended September 30, 2024 and 2023, Genesis Healthcare, Inc. (“Genesis”) accounted for $38.6 million, or 9.0%, and $45.6 million, or 11.1%, of the Company’s consolidated revenues, respectively. For the nine months ended September 30, 2024 and 2023, Genesis accounted for $115.3 million, or 9.0%, and $141.3 million, or 11.3%, of the Company's consolidated revenues, respectively. Although the Company expects to continue its relationship with Genesis, there can be no assurance thereof. Revenues generated from Genesis were included in both operating segments previously mentioned. Any extended discontinuance of revenues, or significant reduction, from this customer could, if not replaced, have a material impact on our operations. In addition, if Genesis fails to abide by current payment terms, it could increase our accounts and notes receivable, net balance and have a material adverse effect on our financial condition, results of operations, and cash flows. No single customer or customer group represented more than 10% of our consolidated revenues for the three and nine months ended September 30, 2024, and other than Genesis, no other single customer or customer group represented more than 10% of our consolidated revenues for the three and nine months ended September 30, 2023.

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

The Company accounted for the ERC by analogy to International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. During the quarter ended June 30, 2023, the Company filed a claim for the ERC for qualified wages paid in 2020 and 2021. As of October 25, 2024, the Company has yet to receive any refunds or receive any correspondence from the IRS regarding the ERC filing. The Company believes that there is not reasonable assurance that any receipt of credits and compliance with the terms of the ERC will be obtained and therefore has not recognized any amounts related to the ERC in the accompanying consolidated financial statements. Should reasonable assurance over receipt of and compliance with terms of the ERC be obtained in future periods, the Company would recognize such amounts as an offset to expense within “Costs of services provided” on the Consolidated Statements of Comprehensive Income (Loss). In the event the Company obtains a refund in future periods, such refunds would be subject to IRS audit under the applicable statute of limitations.

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

The effect of the correction of the error noted above on the Company’s Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 is as follows:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	As reported	Adjustment	Revised	As reported	Adjustment	Revised
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
Costs of services provided	$377,554	$(618)	$376,936	$1,106,260	$1,259	$1,107,519
(Loss) income before taxes	$(6,951)	$618	$(6,333)	$22,015	$(1,259)	$20,756
Income tax (benefit) provision	$(1,457)	$171	$(1,286)	$6,227	$(349)	$5,878
Net (loss) income	$(5,494)	$447	$(5,047)	$15,788	$(910)	$14,878
Basic (loss) earnings per common share	$(0.07)	$—	$(0.07)	$0.21	$(0.01)	$0.20
Diluted (loss) earnings per common share	$(0.07)	$—	$(0.07)	$0.21	$(0.01)	$0.20

In addition to the effect of the correction noted above, the error also reduced retained earnings by $7.9 million as of December 31, 2022, as presented in the Consolidated Statements of Stockholders’ Equity. The effect of the correction of the error noted above had no impact on the Company’s previously reported Consolidated Statements of Cash Flows for the nine months ended September 30, 2023, except for adjustments to individual line items as described in the tables above.

Note 3—Revenue

The Company presents its consolidated revenues disaggregated by reportable segment, as Management evaluates the nature, amount, timing and uncertainty of the Company’s revenues by segment. Refer to Note 13—Segment Information herein as well as the information below regarding the Company’s reportable segments.

Housekeeping

Housekeeping accounted for $572.7 million and $575.3 million of the Company’s consolidated revenues for the nine months ended September 30, 2024 and 2023, respectively, which represented approximately 44.8% and 46.1% of the Company’s revenues in each respective period. Housekeeping services include managing customers’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the customers’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the customers’ facilities. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

Dietary

Dietary services accounted for $705.2 million and $672.3 million of the Company’s consolidated revenues for the nine months ended September 30, 2024 and 2023, respectively, which represented approximately 55.2% and 53.9% of the Company’s revenues in each respective period. Dietary services consist of managing customers’ dietary departments which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support provided by a District Manager specializing in dietary services. The Company also offers clinical consulting services to facilities which if contracted is a service bundled within the monthly service provided to customers. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate dietitian services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

Revenue Recognition

The Company’s revenues are derived from contracts with customers. The Company recognizes revenue to depict the transfer of promised goods and services to customers in amounts that reflect the consideration to which the Company is entitled in exchange for those goods and services. The Company’s costs of obtaining contracts are not material.

The Company performs services and provides goods in accordance with its contracts with its customers. Such contracts typically provide for a renewable one year service term, cancellable by either party upon 30 to 90 days’ notice, after an initial period of 60 to 120 days. A performance obligation is the unit of account under ASC 606 and is defined as a promise in a contract to transfer a distinct good or service to the customer. The Company’s Housekeeping and Dietary contracts relate to the provision of bundles of goods, services or both, which represent a series of distinct goods and services that are substantially the same and that have the same pattern of transfer to the customer. The Company accounts for the series as a single performance obligation satisfied over time, as the customer simultaneously receives and consumes the benefits of the goods and services provided. Revenue is recognized using the output method, which is based upon the delivery of goods and services to the customers’ facilities. In limited cases, the Company provides goods, services or both before the execution of a written contract. In these cases, the Company defers the recognition of revenue until a contract is executed. The amount of such deferred revenue was $0.2 million as of September 30, 2024 and less than $0.1 million as of December 31, 2023. All revenue amounts deferred as of December 31, 2023 were subsequently recognized as revenue during the nine months ended September 30, 2024.

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

During the three and nine months ended September 30, 2023, the Company recorded an adjustment to revenue to reflect the Company’s change in estimate for price concessions based on new facts and circumstances related to a client out-of-court restructuring. Such adjustment reflected the Company’s anticipated concession to be granted on certain amounts due as the Company continued to provide services under this arrangement. For the three and nine months ended September 30, 2023, the adjustment resulted in a $12.6 million reduction to revenue.

The Company allocates the transaction price to each performance obligation noting that the bundle of goods, services or goods and services provided under each Housekeeping and Dietary contract represents a single performance obligation that is satisfied over time. The Company recognizes the related revenue when it satisfies the performance obligation by transferring a bundle of promised goods, services or both to a customer. Such recognition is on a monthly or weekly basis, as goods are provided and services are performed. In some cases, the Company requires customers to pay in advance for goods and services to be provided. As of September 30, 2024, the value of the contract liabilities associated with customer prepayments was $1.7 million. As of December 31, 2023, the value of the contract liabilities associated with customer prepayments was $3.2 million. The Company recognized $1.9 million of revenue during the nine months ended September 30, 2024 which was recorded as a contract liability on December 31, 2023.

Transaction Price Allocated to Remaining Performance Obligations

The Company recognizes revenue as it satisfies the performance obligations associated with contracts with customers which, due to the nature of the goods and services provided by the Company, are satisfied over time. Contracts may contain transaction prices that are fixed, variable or both. The Company’s contracts with customers typically provide for an initial term of one year, with renewable one year service terms, cancellable by either party upon 30 to 90 days’ notice after an initial period of 60 to 120 days. The Company has elected to apply the practical expedient that permits exclusion of information about the remaining performance obligations with original expected durations of one year or less which applies to all of the Company’s remaining performance obligations as of September 30, 2024.

Note 4—Accounts and Notes Receivable

The Company’s accounts and notes receivable balances consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Short-term
Accounts and notes receivable	$502,480	$470,759
Allowance for doubtful accounts	(95,985)	(87,250)
Total net short-term accounts and notes receivable	$406,495	$383,509
Long-term
Notes receivable	$24,921	$29,281
Allowance for doubtful accounts	(2,013)	(4,449)
Total net long-term notes receivable	$22,908	$24,832
Total net accounts and notes receivable	$429,403	$408,341

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

The Company evaluates its accounts and notes receivable for expected credit losses quarterly. Accounts receivable are evaluated based on internally developed credit quality indicators derived from the aging of receivables. Notes receivable are evaluated based on internally developed credit quality indicators derived from management’s assessment of collection risk. At the end of each period, the Company sets a reserve for expected credit losses on standard accounts and notes receivable based on the Company’s historical loss rates. Accounts and notes receivable with an elevated risk profile, which are from customers who have filed bankruptcy or are subject to collections activity, are aggregated and evaluated to determine the total reserve for the class of receivable. Additionally, for notes receivable, management evaluates standard receivables based on whether the customer is current (paying within 60 days of terms) or delinquent (paying outside of 60 days of terms). As of September 30, 2024, the delinquent notes receivable loss pool includes the note receivable due from Genesis.

ASC 326 permits entities to make an accounting policy election not to measure an estimate for credit losses on accrued interest if those entities write off accrued interest deemed uncollectible in a timely manner. The Company follows an income recognition policy on all interest earned on notes receivable. Under such policy the Company accounts for all notes receivable on a non-accrual basis and defers the recognition of any interest income until receipt of cash payments. This policy was established based on the Company’s history of collections of interest on outstanding notes receivable, as we do not deem it probable that we will receive substantially all interest on outstanding notes receivable. Accordingly, the Company does not record a credit loss adjustment for accrued interest. Interest income from notes receivable for the three months ended September 30, 2024 and 2023 was $0.5 million and $0.7 million, respectively. Interest income from notes receivable for the nine months ended September 30, 2024 and 2023 was $2.2 million and $2.0 million, respectively.

During June 2024, LaVie Care Centers, LLC (“LaVie”), a customer of the Company, filed for Chapter 11 bankruptcy protection in the Northern District of Georgia. The Company increased the allowance for doubtful accounts by $17.6 million related to outstanding LaVie invoices during the nine months ended September 30, 2024. The Company continues to provide services to LaVie post-petition. Revenues that the Company has earned on post-petition services provided to LaVie are recognized upon cash receipt in accordance with ASC 606, as the Company determines that collectability of substantially all of the entitled consideration in exchange for services provided is not probable for customers with ongoing bankruptcy proceedings until such cash is received.

The following table presents the Company’s three tiers of notes receivable further disaggregated by year of origination as of September 30, 2024 and write-off activity for the nine months ended September 30, 2024.

	Notes receivable
	Amortized cost basis by origination year
	2024	2023	2022	2021	2020	Prior	Total
	(in thousands)
Notes receivable
Standard notes receivable	$12,870	$5,127	$18,377	$438	$—	$—	$36,812
Delinquent notes receivable	$5,469	$1,812	$2,675	$436	$1,491	$21,648	$33,531
Elevated risk notes receivable	$—	$—	$—	$1,533	$—	$—	$1,533

Current-period gross write-offs	$—	$—	$41	$3,024	$—	$28	$3,093
Current-period recoveries	—	—	—	—	—	—	—
Current-period net write-offs	$—	$—	$41	$3,024	$—	$28	$3,093

The following table provides information as to the status of payment on the Company’s notes receivable which were past due as of September 30, 2024.

	Age analysis of past-due notes receivable as of September 30, 2024
	0 - 90 Days	91 - 180 Days	Greater than 181 Days	Total
	(in thousands)
Notes receivable
Standard notes receivable	$974	$—	$—	$974
Delinquent notes receivable	$990	$983	$24,480	$26,453
Elevated risk notes receivable	$450	$450	$633	$1,533
	$2,414	$1,433	$25,113	$28,960

The following tables provide a summary of the changes in the Company’s allowance for doubtful accounts on a portfolio segment basis for the three months ended September 30, 2024 and 2023.

	Allowance for doubtful accounts
Portfolio Segment:	June 30, 2024	Write-Offs[1]	Bad Debt Expense	September 30, 2024
	(in thousands)
Accounts receivable	$103,693	$(14,468)	$1,151	$90,376

Notes receivable
Standard notes receivable	$2,987	$—	$579	$3,566
Delinquent notes receivable	3,850	—	(786)	3,064
Elevated risk notes receivable	4,755	(3,024)	(739)	992
Total notes receivable	$11,592	$(3,024)	$(946)	$7,622
Total accounts and notes receivable	$115,285	$(17,492)	$205	$97,998

1.Write-offs are shown net of recoveries. During the three months ended September 30, 2024, the Company collected less than $0.1 million of accounts and notes receivable which had previously been written-off as uncollectible.

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
The following tables provide a summary of the changes in the Company’s allowance for doubtful accounts on a portfolio segment basis for the nine months ended September 30, 2024 and 2023. Delinquent notes receivable were not considered a separate portfolio segment at December 31, 2023. The amount presented in the table below for the allowance for doubtful accounts for delinquent notes receivable was included within the standard notes receivable portfolio at December 31, 2023.

	Allowance for doubtful accounts
Portfolio Segment:	December 31, 2023[1]	Write-Offs[2]	Bad Debt Expense	September 30, 2024
	(in thousands)
Accounts receivable	$80,819	$(27,456)	$37,013	$90,376

Notes receivable
Standard notes receivable	$3,510	$—	$56	$3,566
Delinquent notes receivable	2,615	(69)	518	3,064
Elevated risk notes receivable	4,755	(3,024)	(739)	992
Total notes receivable	$10,880	$(3,093)	$(165)	$7,622
Total accounts and notes receivable	$91,699	$(30,549)	$36,848	$97,998
1.The December 31, 2023 balance includes transfers of $2.6 million from the standard notes receivable portfolio segment to the delinquent notes receivable portfolio segment.
2.Write-offs are shown net of recoveries. During the nine months ended September 30, 2024, the Company collected $0.1 million of accounts and notes receivable which had previously been written-off as uncollectible.

	Allowance for doubtful accounts
Portfolio segment:	December 31, 2022[1]	Write-Offs[1]	Bad Debt Expense	September 30, 2023
	(in thousands)
Accounts receivable	$66,601	$(12,798)	$25,226	$79,029

Notes receivable
Standard notes receivable	$6,052	$(1,689)	$2,324	$6,687
Elevated risk notes receivable	811	(846)	4,790	4,755
Total notes receivable	$6,863	$(2,535)	$7,114	$11,442
Total accounts and notes receivable	$73,464	$(15,333)	$32,340	$90,471
1.Write-offs are shown net of recoveries. During the nine months ended September 30, 2023, the Company collected $0.1 million of accounts and notes receivable which had previously been written-off as uncollectible.

Note 6—Changes in Accumulated Other Comprehensive Loss by Component

The Company’s accumulated other comprehensive loss consists of unrealized gains and losses from the Company’s available-for-sale marketable securities and restricted marketable securities. The following table provides a summary of the changes in accumulated other comprehensive loss for the nine months ended September 30, 2024 and 2023:

	Unrealized Gains and Losses on Available-for-Sale Securities¹
	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Accumulated other comprehensive loss — beginning balance	$(1,844)	$(3,477)
Other comprehensive income (loss) before reclassifications	1,049	(1,306)
Income reclassified from other comprehensive loss²	271	6
Net current period other comprehensive income (loss)³	1,320	(1,300)
Accumulated other comprehensive loss — ending balance	$(524)	$(4,777)
1.All amounts are net of tax.
2.Realized gains and losses were recorded pre-tax within “Investment and other income, net” in the Consolidated Statements of Comprehensive Income (Loss). For the nine months ended September 30, 2024 and 2023, the Company recorded realized losses of $0.3 million and less than $0.1 million, respectively from the sale of available-for-sale securities. Refer to Note 10—Fair Value Measurements herein for further information.
3.For the nine months ended September 30, 2024 and 2023, the changes in other comprehensive loss were net of a tax benefit of $0.1 million and $0.3 million, respectively.

The following table provides a rollforward of amounts reclassified from accumulated other comprehensive loss to realized losses for the three and nine months ended September 30, 2024 and 2023:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	2024	2023
	(in thousands)
Three Months Ended September 30,
Losses from the sale of available-for-sale securities	$(6)	$(4)
Tax benefit	2	1
Net loss reclassified from accumulated other comprehensive loss	$(4)	$(3)
Nine Months Ended September 30,
Losses from the sale of available-for-sale securities	$(343)	$(8)
Tax benefit	72	2
Net losses reclassified from accumulated other comprehensive loss	$(271)	$(6)

Note 7—Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded over the estimated useful life of each class of depreciable asset and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

The following table sets forth the amounts of property and equipment by each class of depreciable asset as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(in thousands)
Housekeeping and dietary equipment	$17,232	$15,764
Computer hardware and software	7,795	6,870
Operating lease — right-of-use assets	28,752	27,099
Other[1]	1,038	1,070
Total property and equipment, at cost	54,817	50,803
Less accumulated depreciation[2]	26,382	22,029
Total property and equipment, net	$28,435	$28,774
1.Includes furniture and fixtures, leasehold improvements and autos and trucks.
2.Includes $12.1 million and $9.4 million related to accumulated depreciation on Operating lease – right-of-use assets as of September 30, 2024 and December 31, 2023, respectively.

Depreciation expense for the three and nine months ended September 30, 2024 was $3.1 million and $9.0 million, respectively. Depreciation expense for the three and nine months ended September 30, 2023 was $2.5 million and $7.4 million, respectively. Of the depreciation expense recorded for the three and nine months ended September 30, 2024, $2.0 million and $5.8 million, respectively, was related to the depreciation of the Company’s operating lease - right-of-use assets (“ROU Assets”). Of the depreciation expense recorded for the three and nine months ended September 30, 2023, $1.8 million and $4.6 million, respectively, was related to the depreciation of the ROU Assets.

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

Components of lease expense required by ASC 842 are presented below for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	2024	2023
	(in thousands)
Lease cost
Operating lease cost	$1,982	$1,757
Short-term lease cost	174	178
Variable lease cost	375	500
Total lease cost	$2,531	$2,435

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Lease cost
Operating lease cost	$5,764	$4,588
Short-term lease cost	668	832
Variable lease cost	1,216	1,583
Total lease cost	$7,648	$7,003

Supplemental information required by ASC 842 is presented below for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024	2023
	(dollar amounts in thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,024	$4,947
Weighted-average remaining lease term — operating leases	2.7 years	3.5 years
Weighted-average discount rate — operating leases	5.9%	6.4%

During the three and nine months ended September 30, 2024, the Company’s ROU Assets and lease liabilities were reduced by $0.1 million and $0.6 million, respectively, due to lease cancellations. During the three and nine months ended September 30, 2023, the Company's ROU Assets and lease liabilities were reduced by $1.2 million and $2.3 million, respectively, due to lease cancellations.

The following is a schedule by calendar year of future minimum lease payments under operating leases that have remaining terms as of September 30, 2024:

Period/Year	Operating Leases
(in thousands)
October 1 to December 31, 2024	$2,026
2025	8,009
2026	5,287
2027	1,869
2028	1,389
2029	116
Thereafter	—
Total minimum lease payments	$18,696
Less: imputed interest	1,630
Present value of lease liabilities	$17,066

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

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remainder of 2024, the following five fiscal years and thereafter:

Period/Year	Total Amortization Expense
(in thousands)
October 1 to December 31, 2024	$671
2025	$2,685
2026	$2,666
2027	$1,195
2028	$613
2029	$509
Thereafter	$1,774

Amortization expense was $0.7 million for both the three months ended September 30, 2024 and 2023. Amortization expense for the nine months ended September 30, 2024 and 2023 was $2.0 million and $3.1 million, respectively.

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

The Company’s marketable securities are held by the Company’s captive insurance company to satisfy capital requirements of the state regulator related to captive insurance companies. Restricted marketable securities are held by the Company’s captive insurance company as collateral for certain insurance coverages. Such securities consist primarily of municipal bonds, U.S. treasury bonds and corporate bonds, which are classified as available-for-sale and are reported at fair value. Unrealized gains and losses associated with these investments are included within “Unrealized gain (loss) on available-for-sale marketable securities, net of taxes” in the Consolidated Statements of Comprehensive Income (Loss). Marketable securities, including restricted marketable securities, are classified within Level 2 of the fair value hierarchy, as these securities are measured using quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable. Such valuations are determined by a third-party pricing service. For the three and nine months ended September 30, 2024, the Company recorded unrealized gains, net of taxes of $2.1 million and $1.3 million on marketable securities and restricted marketable securities, respectively. For the three and nine months ended September 30, 2023, the Company recorded unrealized losses, net of taxes of $1.6 million and unrealized losses, net of taxes of $1.3 million on marketable securities, respectively.

As part of a prior period acquisition of a prepackaged meal manufacturer, the Company agreed to pay royalties to the seller on all future product sales. The Company recorded a liability for the expected future payments within Other long-term liabilities in the Consolidated Balance Sheets. The fair value of this liability is measured using forecasted sales models (Level 3). For the three months ended September 30, 2024 and 2023, the Company recorded realized gains of $0.3 million and $0.7 million, respectively, within “Costs of services provided” in the Consolidated Statements of Comprehensive Income (Loss) related to the subsequent measurement of the liability at each balance sheet date. For the nine months ended September 30, 2024 and 2023, the Company recorded realized gains of $0.6 million and $1.0 million, respectively, related to the subsequent measurement of the liability at each balance sheet date.

For the three months ended September 30, 2024 and 2023, the Company received total proceeds, less the amount of interest received, of $15.1 million and $0.6 million, respectively, from sales of available-for-sale marketable securities. For the three months ended September 30, 2024 and 2023, these sales resulted in realized losses of less than $0.1 million, which were recorded within “Investment and other income, net” in the Consolidated Statements of Comprehensive Income (Loss). For the nine months ended September 30, 2024 and 2023, the Company received total proceeds, less the amount of interest received, of $43.2 million and $1.9 million, respectively, from sales of available-for-sale marketable securities. For the nine months ended September 30, 2024 and 2023, these sales resulted in realized losses of $0.3 million and losses of less than $0.1 million, respectively, which were recorded within “Investment and other income, net” in the Consolidated Statements of Comprehensive Income (Loss). The basis for the sale of these securities was the specific identification of each bond sold during the period.

The investments under the funded deferred compensation plan are classified as trading securities and unrealized gains or losses are recorded within “Investment and other income, net” in the Consolidated Statements of Comprehensive Income (Loss). The fair value of the investments are determined based on quoted market prices (Level 1) or the net asset value (“NAV”) of underlying share investments (Level 2). For the three months ended September 30, 2024 and 2023, the Company recognized unrealized gains of $2.4 million and losses of $1.2 million, respectively, related to equity securities held at the respective reporting dates. For the nine months ended September 30, 2024 and 2023, the Company recognized unrealized gains of $7.8 million and $2.6 million, respectively, related to equity securities held at the respective reporting dates.

The following table summarizes the contractual maturities of debt securities held at September 30, 2024 and December 31, 2023, which are classified as “Marketable securities, at fair value” and “Restricted marketable securities, at fair value” in the Consolidated Balance Sheets:

	Debt Securities — Available-for-Sale
Contractual maturity:	September 30, 2024	December 31, 2023
	(in thousands)
Marketable securities, at fair value
Maturing in one year or less	$864	$6,324
Maturing in second year through fifth year	25,924	34,939
Maturing in sixth year through tenth year	27,836	39,309
Maturing after ten years	22,152	12,559
Total marketable securities, at fair value	$76,776	$93,131
Restricted marketable securities, at fair value
Maturing in one year or less	$2,610	$—
Maturing in second year through fifth year	5,751	—
Maturing in sixth year through tenth year	15,661	—
Maturing after ten years	1,063	—
Total restricted marketable securities, at fair value	$25,085	$—
Total debt securities — available-for-sale	$101,861	$93,131

The following table shows the amortized cost, unrealized gains and losses, and estimated fair value of the Company’s debt securities as of September 30, 2024 and December 31, 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Credit Impairment Losses[1]
September 30, 2024	(in thousands)
Type of security:
Marketable securities
Municipal bonds — taxable	$11,690	$97	$(507)	$11,280	$—
Municipal bonds — non-taxable	66,478	664	(1,646)	65,496	—
Total marketable securities	$78,168	$761	$(2,153)	$76,776	$—
Restricted marketable securities
U.S. treasury bonds	$6,921	$148	$—	$7,069	$—
U.S. government agency bonds	1,223	20	—	1,243	—
International fixed income bonds	643	11	—	654	—
Corporate bonds	6,451	211	—	6,662	—
Municipal bonds — taxable	9,119	338	—	9,457	—
Total restricted marketable securities	$24,357	$728	$—	$25,085	$—
Total debt securities — available-for-sale	$102,525	$1,489	$(2,153)	$101,861	$—

December 31, 2023
Type of security:
Municipal bonds — non-taxable	$95,466	$387	$(2,722)	$93,131	$—
Total debt securities — available-for-sale	$95,466	$387	$(2,722)	$93,131	$—
1.The Company performs a credit impairment loss assessment quarterly on an individual security basis. As of September 30, 2024 and December 31, 2023, no allowance for credit loss has been recognized as the issuers of these securities have not established a cause for default and various rating agencies have reaffirmed each security’s investment grade status. The fair value of these securities have fluctuated since the purchase date as market interest rates fluctuate. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of the securities’ amortized cost basis.

The following tables provide fair value measurement information for the Company’s financial assets, including marketable securities, restricted marketable securities and deferred compensation fund investments as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
			Fair Value Measurement Using:
(amounts in thousands)	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities
Municipal bonds — taxable	$11,280	$11,280	$—	$11,280	$—
Municipal bonds — non-taxable	65,496	65,496	—	65,496	—
Total marketable securities	$76,776	$76,776	$—	$76,776	$—

Restricted marketable securities
U.S. treasury bonds	$7,069	$7,069	$—	$7,069	$—
U.S. government agency bonds	1,243	1,243	—	1,243	—
International fixed income bonds	654	654	—	654	—
Corporate bonds	6,662	6,662	—	6,662	—
Municipal bonds — taxable	9,457	9,457	—	9,457	—
Total restricted marketable securities	$25,085	$25,085	$—	$25,085	$—

Deferred compensation fund
Money market[1]	$1,981	$1,981	$—	$1,981	$—
Commodities	335	335	335	—	—
Fixed income	4,564	4,564	4,564	—	—
International	5,172	5,172	5,172	—	—
Large cap blend	6,300	6,300	6,300	—	—
Large cap growth	17,568	17,568	17,568	—	—
Large cap value	7,215	7,215	7,215	—	—
Mid cap blend	3,812	3,812	3,812	—	—
Real estate	409	409	409	—	—
Small cap blend	2,952	2,952	2,952	—	—
Total deferred compensation fund[2]	$50,308	$50,308	$48,327	$1,981	$—

	As of December 31, 2023
			Fair Value Measurement Using:
(amounts in thousands)	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities
Municipal bonds — non-taxable	$93,131	$93,131	$—	$93,131	$—
Deferred compensation fund
Money market[1]	$2,007	$2,007	$—	$2,007	$—
Commodities	298	298	298	—	—
Fixed income	4,254	4,254	4,254	—	—
International	4,621	4,621	4,621	—	—
Large cap blend	5,053	5,053	5,053	—	—
Large cap growth	13,886	13,886	13,886	—	—
Large cap value	5,964	5,964	5,964	—	—
Mid cap blend	3,192	3,192	3,192	—	—
Real estate	374	374	374	—	—
Small cap blend	2,664	2,664	2,664	—	—
Deferred compensation fund[2]	$42,313	$42,313	$40,306	$2,007	$—
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
2.As of September 30, 2024 and December 31, 2023, $1.7 million and $1.5 million of short-term deferred compensation funding is included within “Prepaid expenses and other assets” in the Company’s Consolidated Balance Sheets, respectively. Such amounts of short-term deferred compensation funding represent investments expected to be liquidated and paid within 12 months of September 30, 2024 and December 31, 2023, respectively.

Note 11—Share-Based Compensation

The components of the Company’s share-based compensation expense for the nine months ended September 30, 2024 and 2023 are as follows:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Stock options	$531	$716
Restricted stock, restricted stock units and deferred stock units	5,190	4,946
Performance stock units	1,003	888
Employee Stock Purchase Plan	104	243
Total pre-tax share-based compensation expense charged against income	$6,828	$6,793

At September 30, 2024, the unrecognized compensation cost related to unvested stock options and awards was $18.6 million. The weighted average period over which these awards will vest is approximately 3.0 years.

The following table summarizes the components of share-based compensation expense included within the Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Selling, general and administrative expense	$6,795	$6,723
Costs of services provided	33	70
Total share-based compensation expense	$6,828	$6,793

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

As of September 30, 2024, there were 6.7 million shares of common stock reserved for issuance under the Amended 2020 Plan, of which 2.3 million are available for future grant. The amount of shares available for issuance under the Amended 2020 Plan will increase when outstanding awards under the Company’s Second Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”) are subsequently forfeited, terminated, lapsed or satisfied thereunder in cash or property other than shares. No stock award will have a term in excess of 10 years. The Nominating, Compensation and Stock Option Committee of the Board of Directors is responsible for determining the terms of the grants in accordance with the Amended 2020 Plan.

Stock Options

A summary of stock options outstanding under the Amended 2020 Plan and the 2012 Plan as of December 31, 2023 and changes during the nine months ended September 30, 2024 are as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price
	(in thousands)
December 31, 2023	2,438	$30.43
Granted	290	$10.36
Exercised	—	$—
Forfeited	(1)	$24.43
Expired	(182)	$28.58
September 30, 2024	2,545	$28.28

The weighted average grant date fair values of stock options granted during the nine months ended September 30, 2024 and 2023 were $5.06 and $6.53 per common share, respectively. No stock options were exercised during the nine months ended September 30, 2024 and 2023.

The fair value of stock option awards granted during the nine months ended September 30, 2024 and 2023 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	3.9%	4.0%
Weighted average expected life	7.0 years	6.9 years
Expected volatility	40.5%	39.5%
Dividend yield	—%	—%

The following table summarizes other information about the stock options at September 30, 2024:

September 30, 2024
(amounts in thousands, except per share data)
Outstanding:
Aggregate intrinsic value	$235
Weighted average remaining contractual life	4.7 years
Exercisable:
Number of options	1,753
Weighted average exercise price	$33.92
Aggregate intrinsic value	$—
Weighted average remaining contractual life	3.2 years

Restricted Stock Units

The fair value of outstanding restricted stock units (“RSUs”) and deferred stock units (“DSUs”) was determined based on the market price of the shares on the date of grant. During the nine months ended September 30, 2024, the Company granted 0.8 million RSUs and DSUs to its employees with a weighted average grant date fair value of $10.38 per unit. During the nine months ended September 30, 2023, the Company granted 0.5 million RSUs and DSUs to its employees with a weighted average grant date fair value of $13.73 per unit.

A summary of the outstanding RSUs and DSUs as of December 31, 2023 and changes during the nine months ended September 30, 2024 is as follows:

	Restricted Stock Units & Deferred Stock Units
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2023	1,102	$18.57
Granted	772	$10.38
Vested	(297)	$21.68
Forfeited	(47)	$13.60
September 30, 2024	1,530	$13.98

Deferred Stock Units

The Company grants DSUs to our non-employee directors. Once vested, the recipient shall be entitled to receive a lump sum payment of a number of shares equal to the total number of DSUs issued to such recipient upon the first to occur of (i) the five year anniversary of the date of grant, (ii) the recipient’s death, disability or separation of service from the Board, or (iii) a change of control (as defined by the 2020 Plan). Non-employee directors can also elect to receive their Board of Directors retainer in the form of DSUs in lieu of cash. The number of DSUs granted to these directors is determined based on the stock price on the award date and approximates the cash value the directors would otherwise receive for their retainer. Three non-employee directors made an election in 2023 to receive DSUs in lieu of cash for their 2024 Board of Directors retainer. The unrecognized share-based compensation cost of outstanding DSU awards at September 30, 2024 is $0.2 million and is expected to be recognized over a weighted-average period of 0.7 years.

Performance Stock Units

On January 3, 2024, the Company issued 0.1 million performance stock units (“PSUs”) to the Company’s executive officers. Such PSUs are contingent upon the achievement of certain total shareholder return (“TSR”) targets as compared to the TSR of the S&P 400 MidCap Index and the participant’s continued employment with the Company for the three year period ending December 31, 2026, the date at which such PSUs vest. The unrecognized share-based compensation cost of the TSR-based PSU awards at September 30, 2024 is $1.7 million and is expected to be recognized over a weighted-average period of 1.6 years.

A summary of the outstanding PSUs as of December 31, 2023 and changes during the nine months ended September 30, 2024 is as follows:

	Performance Stock Units
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2023	175	$21.52
Granted	118	$11.85
Vested	—	$—
Forfeited	(35)	$34.52
September 30, 2024	258	$15.31

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

Under the ESPP, the Company is authorized to issue up to 4.1 million shares of its common stock to its employees. Pursuant to such authorization, there were 1.8 million shares available for future grant at September 30, 2024.

The expense associated with the options granted under the ESPP during the nine months ended September 30, 2024 and 2023 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	4.8%	4.8%
Weighted average expected life (years)	1.0	1.0
Expected volatility	37.1%	42.9%
Dividend yield	—%	7.1%

Deferred Compensation Plan

The Company offers a Supplemental Executive Retirement Plan (“SERP”) for executives and certain key employees. The SERP allows participants to defer a portion of their earned income on a pre-tax basis and as of the last day of each plan year, each participant will be credited with a match of a portion of their deferral in the form of the Company’s common stock based on the then-current market value. Under the SERP, the Company is authorized to issue 1.0 million shares of its common stock to its employees. Pursuant to such authorization, the Company has 0.2 million shares available for future grant at September 30, 2024. At the time of issuance, such shares are accounted for at cost as treasury stock.

The following table summarizes information about the SERP during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
SERP expense[1]	$496	$439
Unrealized gain recorded in SERP liability account	$7,769	$2,629
1.Both the SERP match and the deferrals are included in the “Selling, general and administrative expense” caption within the Consolidated Statements of Comprehensive Income (Loss).

Note 12—Income Taxes

The Company’s annual effective tax rate is impacted by the tax effects of option exercises and the vesting of awards, which are treated as discrete items in the reporting period in which they occur and therefore cannot be considered in the calculation of the estimated annual effective tax rate. Discrete items increased the Company’s income tax provision recognized through the nine months ended September 30, 2024 and 2023 by $1.5 million and $1.4 million, respectively.

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

The Company regularly evaluates the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on the evaluation, there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years ended December 31, 2019 through 2023 (with regard to U.S. federal income tax returns) and December 31, 2018 through 2023 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2024.

The Company may from time to time be assessed interest or penalties by taxing jurisdictions, although any such assessments historically have been minimal. The Company records assessed interest and penalties, including any interest or penalties relating to recognized uncertain tax positions, in the “Selling, general and administrative expense” caption within the Consolidated Statements of Comprehensive Income (Loss).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenues
Housekeeping	$191,101	$190,920	$572,666	$575,256
Dietary	237,048	220,468	705,204	672,293
Total	$428,149	$411,388	$1,277,870	$1,247,549

Income before income taxes
Housekeeping	$12,233	$10,286	$47,692	$46,947
Dietary	12,515	1,929	45,075	29,038
Corporate and eliminations[1]	(5,940)	(18,548)	(54,631)	(55,229)
Total	$18,808	$(6,333)	$38,136	$20,756
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

Note 14—Basic Earnings (Loss) Per Common Share

Basic and diluted earnings (loss) per common share are computed by dividing net income (loss) by the weighted-average number of basic and diluted common shares outstanding, respectively. The weighted-average number of diluted common shares includes the impact of dilutive securities, including outstanding stock options, restricted stock units, performance stock units and deferred stock units. The table below reconciles the weighted-average basic and diluted common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except for per share amounts)
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$14,030	$(5,047)	$27,551	$14,878

Denominator
Weighted average number of common shares outstanding - basic	73,687	74,364	73,822	74,446
Effect of dilutive securities[1]	239	—	185	50
Weighted average number of common shares outstanding - diluted	73,926	74,364	74,007	74,496

Basic earnings (loss) per share:	$0.19	$(0.07)	$0.37	$0.20

Diluted earnings (loss) per share:	$0.19	$(0.07)	$0.37	$0.20
1.Certain outstanding equity awards are anti-dilutive and therefore excluded from the calculation of the weighted average number of diluted common shares outstanding.

Anti-dilutive outstanding equity awards under share-based compensation plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Anti-dilutive	2,935	3,110	2,874	2,619

Note 15—Other Contingencies

Line of Credit

At September 30, 2024, the Company had a $300.0 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit generally bear interest at a floating rate, based on the Company’s leverage ratio, and starting at the Term Secured Overnight Financing Rate (“SOFR”) plus 165 basis points. As of September 30, 2024 and December 31, 2023, there were $25.0 million in borrowings under the line of credit. The line of credit requires the Company to satisfy two financial covenants, with which the Company is in compliance as of September 30, 2024. The line of credit expires on November 22, 2027.

At September 30, 2024, the Company also had outstanding $60.2 million in irrevocable standby letters of credit, which relate to payment obligations under the Company’s insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $60.2 million to $214.8 million at September 30, 2024. The letters of credit expire during the first quarter of 2025.

Tax Jurisdictions and Matters

The Company provides services throughout the continental United States and is subject to numerous state and local taxing jurisdictions. In the ordinary course of business, a jurisdiction may contest the Company’s reporting positions with respect to the application of its tax code to the Company’s services, which could result in additional tax liabilities.

The Company has tax matters with various taxing authorities. Because of the uncertainties related to both the probable outcomes and amount of probable assessments due, the Company is unable to make a reasonable estimate of its liability. The Company does not expect the resolution of any of these matters, taken individually or in the aggregate, to have a material adverse effect on the consolidated financial position or results of operations based on the Company’s best estimate of the outcomes of such matters.

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

Note 16—Related Party Transactions

The Company has an investment in Align+Engage LLC, a health care technology company which specializes in the long-term and acute care markets, which is accounted for as an equity method investment. During the three and nine months ended September 30, 2024, the Company incurred costs of $0.2 million in connection with work performed by Align+Engage LLC on an application to be used by Company personnel.

Note 17—Subsequent Events

The Company evaluated all subsequent events through the filing date of this Form 10-Q. There were no events or transactions occurring during this subsequent reporting period which require recognition or additional disclosure in these financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items when comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of September 30, 2024 and December 31, 2023 and the notes accompanying those financial statements.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of healthcare facilities, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We provide such services to approximately 2,600 facilities throughout the continental United States as of September 30, 2024. We believe we are the largest provider of housekeeping and laundry management services to the long-term care industry in the United States.

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

At September 30, 2024, Housekeeping services were provided at approximately 2,200 customer facilities, generating approximately 44.8% or $572.7 million of our total revenues for the nine months ended September 30, 2024. Dietary services were provided at approximately 1,600 customer facilities at September 30, 2024, generating approximately 55.2% or $705.2 million of our total revenues for the nine months ended September 30, 2024.

Three Months Ended September 30, 2024 and 2023

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis for the three months ended September 30, 2024 and 2023. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial results relate primarily to corporate level transactions and adjustments related to transactions recorded at the reportable segment level which use methods other than generally accepted accounting principles.

	Three Months Ended September 30,
	2024	2023	% Change
	(in thousands)
Revenues
Housekeeping	$191,101	$190,920	0.1%
Dietary	237,048	220,468	7.5%
Consolidated	$428,149	$411,388	4.1%

Costs of services provided
Housekeeping	$178,868	$180,634	(1.0)%
Dietary	224,533	218,539	2.7%
Corporate and eliminations	(38,671)	(22,237)	(73.9)%
Consolidated	$364,730	$376,936	(3.2)%

Selling, general and administrative expense
Corporate and eliminations	$46,888	$39,047	20.1%

Investment and other income, net
Corporate and eliminations	$3,825	$394	870.8%

Interest expense
Corporate and eliminations	$(1,548)	$(2,132)	27.4%

Income (loss) before income taxes
Housekeeping	$12,233	$10,286	18.9%
Dietary	12,515	1,929	548.8%
Corporate and eliminations	(5,940)	(18,548)	68.0%
Consolidated	$18,808	$(6,333)	397.0%

Housekeeping and Dietary revenues represented approximately 44.6% and 55.4% of consolidated revenues for the three months ended September 30, 2024, respectively.

The following table sets forth the ratio of certain items to consolidated revenues:

	Three Months Ended September 30,
	2024	2023
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	85.2%	91.6%
Selling, general and administrative expense	11.0%	9.5%
Other income (expense):
Investment and other income, net	0.9%	0.1%
Interest expense	(0.4)%	(0.5)%
Income (loss) before taxes	4.3%	(1.5)%
Income tax provision (benefit)	1.1%	(0.3)%
Net income (loss)	3.2%	(1.2)%

Revenues

Consolidated

Consolidated revenues increased 4.1% to $428.1 million during the three months ended September 30, 2024 compared to $411.4 million for the corresponding period in 2023, as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping revenues increased 0.1% and Dietary revenues increased 7.5% during the three months ended September 30, 2024 compared to the corresponding period in 2023. During the three months ended September 30, 2023, the Company recognized changes in variable consideration as reductions to revenue of $12.6 million, including $3.7 million of Housekeeping revenues and $8.9 million of Dietary revenues. Excluding the impact of such changes, Housekeeping revenues decreased 1.8% and Dietary revenues increased 3.3%. Housekeeping revenues, adjusted for the change in variable consideration, declined due to a decrease in the number of facilities serviced. Dietary revenues, adjusted for the change in variable consideration, increased driven by contractual pass-throughs of increases in labor and supplies costs.

Costs of Services Provided

Consolidated

Consolidated costs of services provided decreased by 3.2% to $364.7 million for the three months ended September 30, 2024 compared to $376.9 million for the three months ended September 30, 2023.

The following table provides a comparison of key indicators we consider when managing the consolidated costs of services provided:

	Three Months Ended September 30,
Costs of Services Provided - Key Indicators as a % of Consolidated Revenues	2024	2023	Change
Bad debt provision	0.0%	3.4%	(3.4)%
Self-insurance costs	2.2%	2.5%	(0.3)%

Bad debt provision as a percentage of consolidated revenues may fluctuate due to the timing of cash collections from customers and customer-specific events, such as bankruptcies and receiverships. During the three months ended September 30, 2023, bad debt provision included a $9.1 million expense associated with a customer group which entered into bankruptcy.

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues, decreased to 93.6% for the three months ended September 30, 2024 from 94.6% in the corresponding period in 2023. Costs of services provided for Dietary, as a percentage of Dietary revenues, decreased to 94.7% for the three months ended September 30, 2024 from 99.1% in the corresponding period in 2023.

The following table provides a comparison of the key indicators we consider when managing costs of services provided at the segment level, as a percentage of the respective segment’s revenues:

	Three Months Ended September 30,
Costs of Services Provided - Key Indicators as a % of Segment Revenue	2024	2023	Change
Housekeeping labor and other labor-related costs	83.7%	84.5%	(0.8)%
Housekeeping supplies	6.8%	7.2%	(0.4)%
Housekeeping other costs	3.1%	2.9%	0.2%
Dietary labor and other labor-related costs	58.4%	62.0%	(3.6)%
Dietary supplies	35.5%	36.5%	(1.0)%
Dietary other costs	0.8%	0.6%	0.2%

Variations within these key indicators relate to the provision of services at new facilities and changes in the mix of customers for whom we provide supplies or do not provide supplies.

Consolidated Selling, General and Administrative Expense

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under the deferred compensation plan. These investments represent the amounts held on behalf of the participating employees and changes in the value of these investments affect the amount of our deferred compensation liability. Gains on the plan investments during the three months ended September 30, 2024 increased our total selling, general and administrative expense, while losses on the plan investments during the three months ended September 30, 2023 decreased our total selling, general and administrative expense.

Excluding the change in the deferred compensation plan described above, consolidated selling, general and administrative expense increased $4.2 million or 10.4% for the three months ended September 30, 2024 compared to the corresponding period in 2023. The change was driven by increases in payroll, legal, travel and fleet-related expenses.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative expense excluding change in deferred compensation plan liability	$44,469	$40,289	$4,180	10.4%
Increase (decrease) in deferred compensation plan liability	2,419	(1,242)	3,661	(294.8)%
Selling, general and administrative expense	$46,888	$39,047	$7,841	20.1%

Consolidated Investment and Other Income, net

Investment and other income, net was a $3.8 million gain for the three months ended September 30, 2024 compared to $0.4 million gain in the corresponding 2023 period. The change was driven by market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan.

The table below summarizes the changes in these components of investment and other income, net:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollar amounts in thousands)
Investment and other income, net excluding change in deferred compensation plan assets	$1,405	$1,621	$(216)	(13.3)%
Increase (decrease) in deferred compensation plan assets	2,420	(1,227)	3,647	(297.2)%
Investment and other income, net	$3,825	$394	$3,431	870.8%

Consolidated Interest Expense

Consolidated interest expense decreased to $1.5 million for the three months ended September 30, 2024 compared to $2.1 million for the same period in 2023 due to the lower average amount of short-term borrowings during the three months ended September 30, 2024.

Consolidated Income Taxes

During the three months ended September 30, 2024, we recognized a provision for income taxes of $4.8 million, or 25.4% effective tax rate, versus a benefit for income taxes of $1.3 million, or 20.3% effective tax rate, for the same period in 2023. The effective tax rate change is based on the impact of discrete items in each quarter combined with the impact of our full year income estimate on the tax provision.

The actual annual effective tax rate will be impacted by the tax effects of option exercises or vested awards, which are treated as discrete items in the reporting period in which they occur and may vary based upon the our common stock price at exercise and the volume of such exercises; therefore, these cannot be considered in the calculation of the estimated annual effective tax rate. The impact on our income tax provision (benefit) for each of the three months ended September 30, 2024 and 2023 for such discrete items was an expense of $0.3 million.

Nine Months Ended September 30, 2024 and 2023

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis for the nine months ended September 30, 2024 and 2023. The differences between the reportable segments’ operating results and other disclosed data and our consolidated financial results relate primarily to corporate level transactions and adjustments related to transactions recorded at the reportable segment level which use methods other than generally accepted accounting principles.

	Nine Months Ended September 30,
	2024	2023	% Change
	(in thousands)
Revenues
Housekeeping	$572,666	$575,256	(0.5)%
Dietary	705,204	672,293	4.9%
Consolidated	$1,277,870	$1,247,549	2.4%

Costs of services provided
Housekeeping	$524,974	$528,309	(0.6)%
Dietary	660,129	643,255	2.6%
Corporate and eliminations	(76,720)	(64,045)	19.8%
Consolidated	$1,108,383	$1,107,519	0.1%

Selling, general and administrative expense
Corporate and eliminations	$138,236	$120,523	14.7%

Investment and other income, net
Corporate and eliminations	$12,145	$7,047	72.3%

Interest expense
Corporate and eliminations	$(5,260)	$(5,798)	(9.3)%

Income before income taxes
Housekeeping	$47,692	$46,947	1.6%
Dietary	45,075	29,038	55.2%
Corporate and eliminations	(54,631)	(55,229)	(1.1)%
Consolidated	$38,136	$20,756	83.7%

Housekeeping and Dietary revenues represented approximately 44.8% and 55.2% of consolidated revenues for the nine months ended September 30, 2024, respectively.

The following table sets forth the ratio of certain items to consolidated revenues:

	Nine Months Ended September 30,
	2024	2023
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	86.7%	88.8%
Selling, general and administrative expense	10.8%	9.7%
Other (expense) income:
Investment and other income, net	1.0%	0.6%
Interest expense	(0.4)%	(0.5)%
Income before income taxes	3.1%	1.6%
Income tax provision	0.8%	0.5%
Net income	2.3%	1.1%

Revenues

Consolidated

Consolidated revenues increased to $1,277.9 million for the nine months ended September 30, 2024 compared to $1,247.5 million for the corresponding period in 2023 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping revenues decreased 0.5% during the nine months ended September 30, 2024 compared to the 2023 comparable period, while Dietary revenues increased 4.9% over the same period. Housekeeping revenues decreased due to a decline in the number of facilities serviced year-over-year, offset in part by increases to revenue from costs passed through to customer billings. Dietary revenues increased resulting from increases to contractual pass-throughs of labor and food costs, which have increased due to inflation and market factors.

Costs of services provided

Consolidated

Consolidated costs of services increased by 0.1% to $1,108.4 million for the nine months ended September 30, 2024 compared to $1,107.5 million for the nine months ended September 30, 2023.

The following table provides a comparison of key indicators we consider when managing the consolidated costs of services provided:

	Nine Months Ended September 30,
Costs of Services Provided - Key Indicators as a % of Consolidated Revenues	2024	2023	Change
Bad debt provision	2.9%	2.6%	0.3%
Self-insurance costs	1.8%	2.5%	(0.7)%

In addition to the expense recorded based on the aging of receivables, during the nine months ended September 30, 2024, bad debt provision includes an increase to the allowance for doubtful accounts of $17.6 million associated with the Chapter 11 bankruptcy of LaVie. We continue to provide services to LaVie on current terms and are deferring recognition of revenues from LaVie until cash is received. During the nine months ended September 30, 2023, bad debt provision includes an increase to the allowance for doubtful accounts by $13.8 million arising from two customer groups, one which entered into an assignment for the benefit of creditors and one which entered into bankruptcy.

The decline in our self-insurance costs during the nine months ended September 30, 2024 was driven by a favorable $5.1 million adjustment to the Company's self-insurance reserves related to an actuarial assessment of the liability during the nine months ended September 30, 2024. Self-insurance costs have also decreased during the nine months ended September 30, 2024 relative to the prior comparable period due to improved outcomes on existing workers' compensation claims.

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues, was 91.7% and 91.8% for the nine months ended September 30, 2024 and 2023. Costs of services provided for Dietary, as a percentage of Dietary revenues, decreased to 93.6% for the nine months ended September 30, 2024 from 95.7% in the corresponding period in 2023.

The following table provides a comparison of the key indicators we consider when managing costs of services provided at the segment level, as a percentage of the respective segment’s revenues:

	Nine Months Ended September 30,
Costs of Services Provided - Key Indicators as a % of Segment Revenues	2024	2023	Change
Housekeeping labor and other labor-related costs	81.9%	82.0%	(0.1)%
Housekeeping supplies	6.8%	7.1%	(0.3)%
Housekeeping other costs	3.0%	2.7%	0.3%
Dietary labor and other labor-related costs	57.5%	59.6%	(2.1)%
Dietary supplies	35.2%	34.0%	1.2%
Dietary other costs	0.9%	2.1%	(1.2)%

Variations within these key indicators relate to the provision of services at facilities served and changes in the mix of customers for whom we provide supplies or do not provide supplies.

Consolidated Selling, General and Administrative Expense

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under the deferred compensation plan. These investments represent the amounts held on behalf of the participating employees and changes in the value of these investments affect the amount of our deferred compensation liability. Gains on the plan investments during the nine months ended September 30, 2024 and 2023 increased our total selling, general and administrative expense for these periods.

Excluding the change in the deferred compensation plan described above, consolidated selling, general and administrative expense increased $12.6 million or 10.7% for the nine months ended September 30, 2024 compared to the corresponding period in 2023. The change was driven primarily by increases in payroll, legal, travel and fleet-related expenses.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative expense excluding change in deferred compensation plan liability	$130,467	$117,893	$12,574	10.7%
Increase in deferred compensation plan liability	7,769	2,630	5,139	195.4%
Selling, general and administrative expense	$138,236	$120,523	$17,713	14.7%

Consolidated Investment and Other Income, net

Investment and other income, net was a $12.1 million gain for the nine months ended September 30, 2024, compared to a $7.0 million gain during the corresponding 2023 period, due to market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan.

The table below summarizes the changes in these components of investment and other income, net:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(dollar amounts in thousands)
Investment and other income, net excluding change in deferred compensation plan assets	$4,336	$4,485	$(149)	(3.3)%
Increase in deferred compensation plan assets	7,809	2,562	5,247	204.8%
Investment and other income, net	$12,145	$7,047	$5,098	72.3%

Consolidated Interest Expense

Consolidated interest expense was $5.3 million and $5.8 million for the nine months ended September 30, 2024 and 2023 as the average borrowing amount on our line of credit decreased, which was offset in part by increased interest rates for 2024.

Consolidated Income Taxes

During the nine months ended September 30, 2024 and 2023, we recognized a provision for income taxes of $10.6 million, a 27.8% effective tax rate, and $5.9 million, a 28.3% effective tax rate, respectively. The actual annual effective tax rate will be impacted by the tax effects of option exercises or vested awards, which are treated as discrete items in the reporting period in which they occur and may vary based upon the our common stock price at exercise and the volume of such exercises; therefore, these cannot be considered in the calculation of the estimated annual effective tax rate. The impact on our income tax provision for the nine months ended September 30, 2024 and 2023 for such discrete items was an expense of approximately $1.5 million and $1.4 million, respectively.

Liquidity and Capital Resources

Our primary sources of liquidity are available cash and cash equivalents, available lines of credit under our revolving credit facility and cash flows from operating activities. At September 30, 2024, we had cash, cash equivalents and marketable securities of $103.8 million, restricted cash equivalents of $1.1 million, restricted marketable securities of $25.1 million and working capital of $380.9 million, compared to cash, cash equivalents and marketable securities of $147.5 million and working capital of $354.8 million at December 31, 2023. Our current ratio was 2.9 to 1.0 at September 30, 2024 and 2.6 to 1.0 at December 31, 2023. Marketable securities represent fixed income investments that are highly liquid and can be readily purchased or sold through established markets. Such securities are held by our captive insurance company to satisfy capital requirements of the state regulator related to captive insurance companies. Restricted cash equivalents and restricted marketable securities, at fair value represent highly liquid investments held in a trust account as collateral for certain insurance coverages the Company obtained from a third-party insurance carrier.

For the nine months ended September 30, 2024 and 2023, our cash flows were as follows:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(5,402)	$(5,947)
Net cash used in investing activities	$(15,751)	$(1,910)
Net cash (used in) provided by financing activities	$(5,038)	$12,891

Operating Activities

Our primary sources of cash from operating activities are the revenues generated from our Housekeeping and Dietary services. Our primary uses of cash from operating activities are the funding of our payroll and other personnel-related costs as well as the costs of supplies used in providing our services. For the nine months ended September 30, 2024, cash flow from operations was negative primarily due to the increase in accounts receivable.

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

Our investments in marketable securities, the majority of which are municipal bonds, U.S. treasury bonds and corporate bonds, are intended to achieve our goal of preserving principal, maintaining adequate liquidity and maximizing returns subject to our investment guidelines. Our investment policy limits investment to certain types of instruments issued by institutions primarily with investment-grade ratings and places restrictions on concentration by type and issuer.

Financing Activities

The primary use of cash from financing activities is repurchases of our common stock. On February 14, 2023, our Board of Directors authorized the repurchase of up to 7.5 million outstanding shares (the “Repurchase Plan”) and suspended the quarterly dividend previously issued on common stock as part of our overall capital rebalancing strategy.

During the three months ended September 30, 2024 and 2023, we repurchased 0.1 million and 0.3 million shares of our common stock for $1.0 million and $4.0 million, respectively. During the nine months ended September 30, 2024 and 2023, we repurchased 0.4 million and 0.5 million shares of our common stock for $4.0 million and $6.2 million, respectively. We remain authorized to repurchase up to 6.1 million shares of our Common Stock pursuant to the Repurchase Plan.

The primary source of cash from financing activities is the net borrowings under our bank line of credit. We borrow for general corporate purposes as needed throughout the year.

Line of Credit

At September 30, 2024, we had a $300 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit generally bear interest at a floating rate, based on our leverage ratio, and starting at the Term Secured Overnight Financing Rate (“SOFR”) rate plus 165 basis points. The Company’s line of credit was amended on November 22, 2022 to, among other things, provide for a five-year unsecured revolving loan facility in the aggregate amount of $300 million with, at the Company’s option, the ability to increase the revolving loan commitments to an aggregate amount not to exceed $500 million. At September 30, 2024, we borrowed $25 million under the line of credit.

The line of credit requires us to satisfy two financial covenants. The covenants and their respective status at September 30, 2024 were as follows:

Covenant Descriptions and Requirements	As of September 30, 2024
Funded debt[1] to EBITDA[2] ratio: less than 3.50 to 1.00	0.63
EBITDA to Interest Expense ratio: not less than 3.00 to 1.00	12.62
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

As noted above, we were in compliance with our financial covenants at September 30, 2024 and we expect to remain in compliance. The line of credit expires on November 22, 2027. We believe that our existing capacity under the line of credit provides adequate liquidity.

At September 30, 2024, we also had outstanding $60.2 million in irrevocable standby letters of credit, which relate to payment obligations under our insurance programs.

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new customers obtained. Such capital expenditures primarily consist of housekeeping and food service equipment purchases, laundry and linen equipment installations, computer hardware and software, furniture and fixtures. Although we have no specific material commitments for capital expenditures through the end of calendar year 2024, we estimate that for 2024 we will have capital expenditures of approximately $5.0 million to $7.0 million, of which we have made $4.9 million through September 30, 2024.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2024, we had $130.0 million in cash and cash equivalents, restricted cash equivalents, marketable securities and restricted marketable securities. The fair value of all of our cash equivalents and marketable securities are determined based on “Level 1” or “Level 2” inputs, which are based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are intended to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Form 10-Q, is reported in accordance with Securities and Exchange Commission rules. Disclosure controls are also intended to ensure that such information is accumulated and communicated to Management, including the Principal Executive Officer (President and Chief Executive Officer) and the Principal Financial Officer (Chief Financial Officer) as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation as of September 30, 2024, pursuant to the Exchange Act Rule 13a-15(b), our Management, including our Principal Executive Officer and Principal Financial Officer, concluded that our internal control over financial reporting was effective, after taking into consideration the controls implemented during the nine months ended September 30, 2024 to address the material weakness identified in the 2023 Form 10-K.

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

Management’s Remediation Plan

The Company concluded that the material weakness identified in the 2023 Form 10-K surrounding controls over the estimation of accrued vacation has been remediated (the “Remediated Material Weakness”). During the nine months ended September 30, 2024, the Company completed the implementation of the following remedial measures to address the Remediated Material Weakness:

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

Changes in Internal Control over Financial Reporting

Other than the Remediated Material Weakness described in the paragraph above, there were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 1A. Risk Factors

As of September 30, 2024, there have been no material changes to the Risk Factors disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, with the exception of the risk factor below.

Risks Related to Cybersecurity and Data Privacy

We have experienced cyber attacks and breaches, and may in the future experience cyber attacks and breaches which could cause operational disruptions, fraud or theft of sensitive information.

Aspects of our operations are reliant upon internet-based activities, such as ordering supplies and back-office functions such as accounting and transaction processing, making and accepting payments, processing payroll and other administrative functions. A significant disruption or failure of our information technology systems may have a significant impact on our operations, potentially resulting in service interruptions, security violations, regulatory compliance failures and other operational difficulties. In addition, any attack perpetrated against our information systems including through a system failure, security breach or disruption by malware or other damage, could similarly impact our operations and result in loss or misuse of information, litigation and potential liability. Further, like other companies, we have been subject to, and will continue to be subject to, cyber attacks and breaches and other vulnerabilities to data security incidents. For example, on October 9, 2024, we identified a cybersecurity incident, which involved unauthorized activity within some of our systems. The incident has not caused, and is not expected to cause, disruption of our business operations, although there can be no assurance thereof.

Although we have taken steps intended to mitigate the risks presented by potential cyber incidents, it is not possible to protect against every potential power loss, telecommunications failure, cybersecurity attack, data breach or similar event that may arise. Moreover, the safeguards we use are subject to human implementation and maintenance, technology evolutions and to other uncertainties. Any of these cyber incidents may result in a violation of applicable laws or regulations (including privacy and other laws), damage our reputation, cause a loss of customers and give rise to monetary fines and other penalties, which all could have an adverse effect on our financial condition, results of operations and liquidity.

While we maintain insurance coverage that may, subject to policy terms and conditions including deductibles, cover specific aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. Third parties to whom we outsource certain of our functions are also subject to the risks outlined above. We review and assess the cybersecurity controls of our third-party service providers and vendors, as appropriate, and make changes to our business processes to manage these risks. Data breaches of such third parties could have an adverse effect on our financial condition, results of operations and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

On February 14, 2023, our Board of Directors authorized the repurchase of up to 7.5 million outstanding shares of common stock (the “Repurchase Plan”). We remain authorized to purchase 6.1 million shares of common stock under the Repurchase Plan.

Shares repurchased pursuant to the Repurchase Plan during the three months ended September 30, 2024, were as follows:

Quarter Ended September 30, 2024	Total number of shares of Common Stock repurchased	Average price paid per share of Common Stock	Aggregate purchase price of Common Stock repurchases[1]	Number of remaining shares authorized for repurchase
			(in thousands)
July 1, 2024 - July 31, 2024	—	$—	$—	6,214
August 1, 2024 - August 31, 2024	—	$—	$—	6,214
September 1, 2024 - September 30, 2024	93,500	$10.65	$996	6,121
Third quarter	93,500	$10.65	$996	6,121
1.    Excludes commissions and other costs of less than $0.1 million.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6. Exhibits

The following exhibits are filed as part of this Report:

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act +
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act +
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act +
101
The following financial information from the Company’s Form 10-Q for the quarterly period ended September 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive (Loss) Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
+ Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE SERVICES GROUP, INC.

Date:	October 25, 2024	/s/ Theodore Wahl
Theodore Wahl
President & Chief Executive Officer
(Principal Executive Officer)

Date:	October 25, 2024	/s/ Vikas Singh
Vikas Singh
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)