Form 10-K
period 2024-12-31
HEALTHCARE SERVICES GROUP INC
filed 2025-02-14
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☑
The aggregate market value of the voting stock (Common Stock, $0.01 par value) held by non-affiliates of the registrant as of the close of business on June 30, 2024 was approximately $620 million based on the closing sale price of the Common Stock on the Nasdaq Global Select Market on that date. The determination of affiliate status is not a determination for any other purpose. The registrant does not have any non-voting common equity authorized or outstanding.
Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock (Common Stock, $0.01 par value) as of the latest practicable date (February 12, 2025). 73,487,743

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant’s 2025 Annual Meeting of Shareholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2024, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Healthcare Services Group, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2024

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K may contain forward-looking statements within the meaning of federal securities laws, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “estimates,” “will,” “goal,” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services to the healthcare industry and primarily providers of long-term care; credit and collection risks associated with the healthcare industry; the impact of bank failures; our claims experience related to workers’ compensation, general liability and auto insurance; the effects of changes in, or interpretations of laws and regulations governing the healthcare industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor-related matters such as minimum wage increases; the Company’s expectations with respect to selling, general and administrative expense; the impacts of past or future cyber attacks or breaches; global events including ongoing international conflicts: and the risk factors described in Part I of this report under “Government Regulation of Customers,” “Service Agreements and Collections,” and “Competition” and under “Item 1A. Risk Factors.”

These factors, in addition to delays in payments from customers and/or customers undergoing restructurings, have resulted in, and could continue to result in, significant additional bad debts in the near future. Additionally, our operating results have been in the past and could in the future be adversely affected by continued inflation particularly if increases in the costs of labor and labor-related costs, materials, supplies and equipment used in performing services (including the impact of potential tariffs) cannot be passed on to our customers.

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

PART I

In this Annual Report on Form 10-K for the year ended December 31, 2024, Healthcare Services Group, Inc. (together with its wholly-owned subsidiaries listed in Exhibit 21, which has been filed as part of this Report) is referred to using terms such as the “Company,” “we,” “us” or “our.”

Item I.   Business.

General

Healthcare Services Group, Inc. is a Pennsylvania corporation, incorporated on November 22, 1976. We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of primarily healthcare facilities, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We provide such services to approximately 2,600 facilities throughout the continental United States as of December 31, 2024. We believe we are the largest provider of housekeeping, laundry and dietary management services to the long-term care industry in the United States.

Segment Information

The information called for herein is discussed below in Description of Services, and within Item 8 of this Annual Report on Form 10-K under Note 12 — Segment Information in the Notes to Consolidated Financial Statements for the years ended December 31, 2024, 2023 and 2022.

Description of Services

We are organized into two reportable segments: housekeeping, laundry, linen and other services (“Housekeeping”) and dietary department services (“Dietary”). Our corporate headquarters provides centralized financial management and support, legal services, human resources management and other administrative services to the Housekeeping and Dietary business segments.

We provide Housekeeping services to approximately 2,200 customer facilities and provide Dietary services to approximately 1,600 facilities. Although we do not directly participate in any government reimbursement programs, our customers receive government reimbursements related to Medicare and Medicaid and are directly affected by any legislation and regulations relating to those programs.

We provide services primarily pursuant to full-service agreements with our customers. Under such agreements, we are responsible for the day-to-day management of our employees located at our customers’ facilities, as well as for the provision of certain supplies. We also provide services on the basis of management-only agreements for a limited number of customers. Under a management-only agreement, we provide management and supervisory services while the customer facility retains payroll responsibility for the non-supervisory staff. In certain management-only agreements, the Company maintains responsibility for purchasing supplies. Our agreements with customers typically provide for a renewable service term cancellable by either party upon 30 to 90 days’ notice after an initial period of 60 to 120 days.

Housekeeping

Housekeeping accounted for approximately 44.6%, or $765.4 million, of our consolidated revenues in 2024. Housekeeping services consist of managing our customers’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the customers’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the customers’ facilities. Upon beginning service with a customer facility, we typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation. On-site management is responsible for all daily customer housekeeping department activities with regular support provided by a District Manager specializing in such services.

Housekeeping’s operating performance is significantly impacted by our management of labor costs. In order to normalize and evaluate such costs in the context of the Company’s financial performance, management reviews labor costs as a percentage of Housekeeping segment revenues. Housekeeping labor costs represented approximately 78.4% of Housekeeping revenues for 2024. Changes in employee compensation resulting from legislative or other governmental actions, market factors, adjustments to staffing levels and the composition of our labor force may adversely impact these costs. Similarly, an increase in the costs of supplies consumed in performing Housekeeping services may impact the segment’s operating performance. In 2024, the cost of Housekeeping supplies as a percentage of Housekeeping revenues was 7.4%. Generally, the cost of such supplies is dictated by specific product market conditions, which are subject to price fluctuations influenced by factors outside of our control. Where possible, we negotiate fixed pricing from vendors for an extended period of time on certain supplies to mitigate such price fluctuations.

Dietary

Dietary services represented approximately 55.4%, or $950.3 million, of our consolidated revenues in 2024. Dietary services consist of managing our customers’ dietary departments, which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities with regular support provided by a District Manager specializing in dietary services. We also offer clinical consulting services to our dietary customers which may be provided as a standalone service or be bundled with other dietary department services. Upon beginning service with a customer facility, we typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise the front-line personnel and coordinate dietitian services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

Dietary operating performance is impacted by price fluctuations in labor and supply costs resulting from similar factors discussed above for Housekeeping. In 2024, the costs of labor- and food-related supplies represented approximately 56.6% and 32.5% of Dietary segment revenues, respectively.

Significant Customers

For the years ended December 31, 2024, 2023 and 2022, both the Housekeeping and Dietary segments earned revenue from several significant customers, including Genesis Healthcare, Inc. (“Genesis”). For the years ended December 31, 2024, 2023 and 2022, Genesis accounted for $148.9 million or 8.7%, $181.4 million or 10.9% and $169.1 million or 10.0% of the Company’s consolidated revenues, respectively. Revenues generated from Genesis were included in both operating segments mentioned above. Any extended discontinuance of revenues, or significant reduction of revenues, from this customer could, if not replaced, have a material impact on our operations. No other single customer or customer group represented 10% or more of consolidated revenues for the years ended December 31, 2024, 2023 and 2022.

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

We believe our organizational structure facilitates our ability to best serve and expand our service offerings to existing customers while also securing new business.

Market

The market for our services consists of a large number of facilities involved in various aspects of the healthcare industry, including long-term and post-acute care facilities (e.g., skilled nursing facilities, residential care and assisted living facilities) and hospitals (e.g., acute care, critical access and psychiatric). Such facilities may be specialized or general, privately owned or public, for-profit or not-for-profit, urban or rural, and may serve residents on a long-term or short-term basis. We market our services to facilities after consideration of a variety of factors including facility type, size, location and service opportunities (Housekeeping or Dietary). Although there can be no assurance, the market for our services, particularly in long-term and post-acute care, is expected to continue to grow as the population of the United States ages and as government reimbursement policies require increased cost control or containment by the constituents that comprise our target market.

Marketing and Sales

Our services are primarily marketed and sold by our marketing and sales teams. These marketing and sales efforts are supported by all levels of our corporate and operational management team. We provide incentive compensation to our sales and operational personnel based on achieving financial and non-financial goals and objectives which are aligned with the key elements we believe are necessary for us to achieve overall improvement in our results, along with continued business development.

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

Environmental Regulation

Our operations are subject to various federal, state and/or local laws concerning discharges into waterways and the generation, handling and disposal of waste and hazardous substances. Our past expenditures relating to environmental compliance have not had a material effect on our results of operations and are included in normal operating expenses. These laws and regulations are constantly evolving, and it is impossible to predict accurately the effect they may have upon the capital expenditures, earnings and our competitive position in the future. Based upon information currently available, we believe that expenditures relating to environmental compliance will not have a material impact on the financial position of the Company.

Service Agreements and Collections

We have historically had a favorable customer retention rate and, although there can be no assurance, we expect to continue to maintain satisfactory relationships with our customers despite many of our service agreements being cancellable on short notice.

We have had varying collections experiences with respect to our accounts and notes receivable. We have sometimes extended the period of payment for certain customers beyond contractual terms. Such customers include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for such collection issues and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $46.8 million, $35.6 million and $32.0 million in the years ended December 31, 2024, 2023 and 2022, respectively (see Schedule II - Valuation and Qualifying Accounts and Reserves for year-end balances). As a percentage of total revenues, these provisions represented approximately 2.7%, 2.1% and 1.9% for the years ended December 31, 2024, 2023 and 2022, respectively. In making credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We establish credit limits through our payment terms, perform ongoing credit evaluations and monitor accounts to minimize the risk of credit loss. Despite our efforts to minimize credit risk exposure, customers could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our customers experience a negative impact on their cash flows, it could have a material adverse effect on our results of operations and financial condition.

Competition

We compete primarily with the in-house service departments of our potential customers. In addition, a number of firms compete with us in the regional and national markets in which we conduct business.

Human Capital Resources

Ensuring a positive social impact is inherent in our mission to deliver exceptional services to an ever-changing healthcare industry. In delivering upon this goal, we strive for operational excellence while creating a safe working environment, promoting environmental and employee health and safety awareness and seeking to continuously create professional and career development opportunities for our employees in order to continue to deliver on our strategic focus and Company Vision - To Be THE Choice For Our Customers. We believe that attracting and retaining talent in the markets that we service is critical to the retention of and growth in relationships through good customer service, expansion of our services, effective execution in all that we do and cost management. To facilitate talent attraction and retention, we strive to make Healthcare Services Group, Inc. an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by competitive compensation, benefits and health and welfare programs.

Supporting our diverse team of individuals drives us to continuously improve and provide developmental opportunities for our team members, encouraging all of our employees to reach their full potential. To support this we have launched a formal Employee Engagement and Recognition Program. We devise career development and promotional pathways for our employees, and our Manager-In-Training Program is accessible to all qualified and motivated employees, regardless of formal education level achieved. When appropriate, we advertise all on-demand opportunities to our employees in an effort to cultivate talent throughout the Company. We also focus on understanding our diversity and inclusion strengths and opportunities. We continue to focus on building a pipeline for talent to create more opportunities for workplace diversity and to support greater representation within the Company. Highlights include the following:

•Documented annual and ongoing training for employees at all levels on diversity and inclusion;
•Celebrating and creating diversity among our teams;
•Our workforce consists of 69% women and 62% Black, Indigenous or people of color (“BIPOC”);
•Among field-based management positions, 61% are women and 50% are BIPOC; and
•Among our top quartile of compensation for employees, 64% are women and 53% are BIPOC.

Employee Profile

At December 31, 2024, we employed approximately 35,300 people, of whom approximately 4,000 were corporate and field management personnel. The Company’s employment of some of its employees is subject to collective bargaining agreements that are negotiated by individual customer facilities and are assented by us, so as to bind us as an “employer” under the agreements. In other limited cases, we are direct parties to the agreements. We may be adversely affected by relations between our customer facilities and their employee unions, or between us and such unions. We consider our relationship with our employees to be good.

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

Risks Related to Macroeconomic Conditions

We have been, and may continue to be, adversely affected by inflationary and market fluctuations, including the impact of potential future tariffs, impacting the cost of products consumed in providing our services and our cost of labor. Additionally, we rely on a certain limited number of vendors for a substantial portion of Housekeeping and Dietary supplies.

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

Dietary supplies, to a much greater extent than Housekeeping supplies, are impacted by commodity pricing factors, including the impact of tariffs and diseases in livestock, which in many cases are unpredictable and outside of our control. We seek to pass on to customers such increased costs but sometimes we are unable to do so. Even when we are able to pass on such costs to our customers, from time to time, sporadic unanticipated increases in the costs of certain supply items due to market or economic conditions may result in a timing delay in passing on such increases to our customers. This type of spike and unanticipated increase in Dietary supplies costs could adversely affect Dietary’s operating performance, and the adverse effect could be greater if we are delayed in passing on such additional costs to our customers (e.g., where we may not be able to pass such increase on to our customers until the time of our next scheduled service billing review). We seek to mitigate the impact of an unanticipated increase in such supplies’ costs through consolidation of vendors, which increases our ability to obtain more favorable pricing.

A substantial number of our employees are hourly employees whose wage rates are affected by increases in the federal or state minimum wage rates, wage inflation or local job market adjustments. Also, our cost of labor may be influenced by changes in the respective collective bargaining agreements to which we are a party. As collective bargaining agreements are renegotiated, we may need to increase the wages paid to bargaining unit employees covered by such collective bargaining agreements. Although we have contractual rights to pass union and minimum wage increases through to our customers, we do not have a contractual right to automatically pass through all wage rate increases resulting from wage rate inflation or local job market adjustments, and we may be delayed in doing so. Our delay in passing or inability to pass such wage increases through to our customers could have a material adverse effect on our financial condition, results of operations and cash flows.

Pandemics, epidemics or outbreaks of a contagious illness have in the past and may in the future adversely affect our business, results of operations, financial condition, or cash flows.

Pandemics, epidemics or outbreaks of a contagious illness, and similar events, have caused and may in the future cause harm to us, our employees, customers, vendors, supply chain partners and financial institutions, which could have a material adverse effect on our business, results of operations, financial condition or cash flows. The impacts may include, but would not be limited to:

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
•Decreased census in the nursing home and long-term care industry, which could impact the financial health of our customers and thereby increase our associated credit risk with customers and increase pressures to modify our contractual terms; and
•Significant disruption of global financial markets, which could negatively impact our ability or our customers’ ability to access capital in the future.

War, terrorism, other acts of violence or natural or man-made disasters may affect the markets in which the Company operates, the Company’s customers, and could have a material adverse impact on our business, results of operations, financial condition or cash flows.

The Company’s business may be adversely affected by instability, disruption or destruction in a geographic region in which it operates, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or man-made disasters, including famine, flood, fire, earthquake, storm, pandemics or spread of disease. Such events may cause customers to suspend their decisions on using the Company’s services, make it impossible for us to render our services, cause restrictions and give rise to sudden significant changes in regional and global economic conditions and cycles. These events also pose significant risks to the Company’s personnel and to physical facilities and operations which could materially adversely affect the Company’s financial results.

Further, current international conflicts have created extreme volatility in the global financial markets and are expected to have further global economic consequences, including disruptions of the global supply chain and energy markets and heightened volatility of commodity food prices. Any such volatility or disruptions may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Our business, results of operations, financial condition, and/or cash flows may be materially and adversely affected by any negative impact on the global economy, capital markets or commodity food prices resulting from these conflicts or any other geopolitical tensions.

Changes in interest rates and financial market conditions have resulted in and may continue to result in fluctuating and even negative returns in our investments and could increase the cost of the borrowings under our borrowing agreements.

Although management believes we have a prudent investment policy, we are exposed to fluctuations in interest rates and in the market value of our investment portfolio which could adversely impact our financial condition and results of operations. Our marketable securities and restricted marketable securities consist of municipal bonds, treasury bonds, corporate bonds and other investments. Although there can be no assurance, we believe that our investment criteria requirements, which include investing in a diverse set of bonds, monitoring credit ratings and monitoring of our investments’ duration periods, reduce our exposure to investment losses. Increases in market interest rates could adversely affect our payment obligations with respect to our variable-rate line of credit and adversely affect our liquidity and earnings. In addition, the Company relies on its portfolio of marketable securities and restricted marketable securities for balance sheet support, and the value of the portfolio can be materially affected by declines in market prices.

The historical performance of our common stock, $0.01 par value (the “Common Stock”), reflects market expectations for our future operating results. Our business strategy focuses on growth and improving profitability through obtaining service agreements with new customers, providing new services to existing customers, obtaining modest price increases on service agreements with customers, maintaining internal cost reduction strategies at our various operational levels and executing targeted acquisitions and investments. If we are unable to continue either historical customer revenue and profitability growth rates or projected improvement, our operating performance may be adversely affected and the expectations for our market performance may not be met. Any failure to meet the market’s expectations for our revenue and operating results may have an adverse effect on the market price of our Common Stock.

Risks Related to Customers and Distributors

We provide services to several customers which contribute significantly, on an individual as well as an aggregate basis, to our total revenues.

Genesis contributed 8.7%, 10.9% and 10.0% of our total consolidated revenues for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, the Genesis outstanding accounts receivable and notes receivable were $46.1 million and $21.9 million, respectively. Although we expect to continue the relationship with Genesis, there can be no assurance thereof. Revenues generated from Genesis were included in both operating segments. Any extended discontinuance, or significant reduction, of revenues from this customer could, if not replaced, have a material impact on our operations. In addition, if Genesis fails to abide by current payment terms it could increase our accounts receivable balance and have a material adverse effect on our financial condition, results of operations, and cash flows. No other single customer or customer group represented more than 10% of consolidated revenues for the years ended December 31, 2024, 2023, and 2022.

Our customers are concentrated in the healthcare industry, which is subject to changes in government regulation. Many of our customers rely on reimbursement from Medicare, Medicaid and other third-party payers. Rates from such payers may be altered or reduced, thus affecting our customers’ results of operations and cash flows.

We provide our services primarily to providers of long-term and post-acute care. We cannot predict what efforts, and to what extent, legislation and proposals to contain healthcare costs will ultimately impact our customers’ revenues through reimbursement rate modifications. Congress has enacted a number of laws during the past decade that have significantly altered, and may continue to alter, overall government reimbursement for nursing home services and the long-term care industry. Because many of our customers’ revenues are highly reliant on Medicare, Medicaid and other third-party payers’ reimbursement funding rates and mechanisms, the overall effect of these laws and trends in the long-term care industry have affected and could adversely affect our customers’ cash flows, and their ability to make payments to us on agreed upon payment terms. These factors, in addition to delays in payments from customers have resulted in, and could continue to result in, significant additional bad debts.

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

We have sometimes extended the period of payment for certain customers beyond contractual terms. Such customers include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for such collection issues and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $46.8 million for the year ended December 31, 2024 as compared to $35.6 million and $32.0 million for the years ended December 31, 2023 and 2022, respectively. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We establish credit limits through our payment terms, perform ongoing credit evaluations and monitor accounts to minimize the risk of credit loss. Despite our efforts to minimize credit risk exposure, customers could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our customers experience a negative impact on their cash flows, it could have a material adverse effect on our financial condition, results of operations and cash flows.

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

For the year ended December 31, 2024, one distributor distributed more than 50% of our food and non-food dining supplies, and if our relationship, or its business, were to be disrupted, we could experience disruptions to our operations and cost structure.

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

Risks Related to Operating Our Business

We have a Paid Loss Retrospective Insurance Plan for auto, general liability and workers’ compensation insurance.

We carry a high deductible auto, general liability and workers’ compensation program and therefore retain a substantial portion of the risk associated with the possible losses under such programs. Under our insurance plans for general liability and workers’ compensation, predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost. We regularly evaluate our claims payout experience and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluation is based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our known claims experience and/or industry trends result in an unfavorable change in initial estimates of costs to settle such claims resulting from, among other factors, the severity levels of reported claims and medical cost inflation, it would have an adverse effect on our consolidated results of operations, financial condition and cash flows. Although we engage third-party experts to assist us in estimating appropriate reserves, the determination of the required reserves is dependent upon significant actuarial judgments. Changes in our insurance reserves as a result of our periodic evaluation of the related liabilities may cause significant fluctuations in our consolidated results of operations.

We primarily provide our services pursuant to agreements cancellable by either party upon 30 to 90 days’ notice after an initial 60 to 120 day service agreement period.

Our agreements with customers typically provide for a renewable service term, cancellable by either party upon 30 to 90 days’ notice after an initial period of 60 to 120 days. Consequently, our customers can often unilaterally decrease the amount of services we provide or terminate all services pursuant to the terms of our service agreements. Although we have historically had a favorable customer retention rate and expect to continue to maintain satisfactory relationships with our customers, in the event the Company were to lose a significant number of customers, such loss could in the aggregate materially adversely affect our consolidated results of operations and financial position.

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

We are subject to risks affecting the food industry generally including food spoilage and food contamination. Products we purchase and utilize in production are susceptible to contamination by disease-producing organisms, or pathogens, such as listeria monocytogenes, salmonella, campylobacter, hepatitis A, trichinosis and generic E. coli. Because these pathogens are generally found in the environment, there is a risk that these pathogens could be introduced to our products as a result of improper handling at the manufacturing, processing or food service level. Our suppliers’ manufacturing facilities and products are subject to extensive laws and regulations relating to health, food preparation, sanitation and safety standards. Difficulties or failures by these companies in obtaining any required licenses or approvals or otherwise complying with such laws and regulations could disrupt their operations which could adversely affect our operations. Furthermore, there can be no assurance that compliance with governmental regulations by our suppliers will eliminate the risks related to food safety. An outbreak of food related illness in any of our customer facilities could materially harm our business, consolidated results of operations and financial condition.

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

During 2023, we identified a material weakness related to the design and operation of internal controls over financial reporting related to accrued payroll liabilities from employee vested vacation. Our controls over accrued payroll liabilities were not sufficiently designed to consider all accounting and disclosure ramifications of such accrued payroll liabilities. To address our material weakness, we have made changes to our controls as previously described in our periodic reports with the SEC. Although that material weakness was subsequently remediated, there is a possibility that there will be material weaknesses in the future and that material misstatements to the Company’s future annual or interim financial statements will not be prevented or detected in a timely basis.

Failure to maintain appropriate and effective internal controls over our financial reporting could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities and could cause us to delay the filing of required reports with the SEC and our reporting of financial results. Any of these events could result in a decline in the market price of our Common Stock. Although we have taken steps to maintain our internal control structure as required, including remediating our material weakness, we cannot guarantee that a control deficiency will not result in a misstatement in the future.

Our business could be negatively affected as a result of actions of activist shareholders, and such activism could impact the trading value of our securities.

Shareholders may, from time to time, engage in proxy solicitations or advance shareholder proposals or otherwise attempt to effect changes and assert influence on our Board of Directors and senior management. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our Board of Directors or senior management could have an adverse effect on our operating results and financial condition. A proxy contest would require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs and require significant time and attention by our Board of Directors and senior management, diverting their attention from the pursuit of our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our Board of Directors or senior management arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may result in the loss of potential business opportunities, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel and business partners, any of which could adversely affect our business, financial condition, and results of operations. If individuals are ultimately elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively implement our business strategy and create additional value for our shareholders. We may choose to initiate, or may become subject to, litigation as a result of a proxy contest or matters arising from a proxy contest, which would serve as a further distraction to our Board of Directors and senior management and would require us to incur significant additional costs. In addition, actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

Governmental regulations related to labor, employment, immigration and health and safety could adversely impact our business, results of operations, financial condition and cash flows.

Our business is subject to various federal, state and local laws and regulations in areas such as labor, employment, immigration and health and safety. These laws frequently evolve through case law, legislative changes and changes in regulatory interpretation, implementation and enforcement. The change in administration following the 2024 U.S. presidential election has led and will lead to leadership changes at U.S. federal regulatory agencies with oversight responsibility over the Company and our customers, including, but not limited to, the Centers for Medicare and Medicaid Services and the Health and Human Services Department.

Our policies and procedures and compliance programs are subject to adjustments in response to these changing regulatory and enforcement environments, which could increase our costs of services provided. Although we have contractual rights to pass through cost increases we incur to our customers due to regulatory changes, our delay in, or inability to pass such costs through to our customers, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, if we fail to comply with applicable laws, we may be subject to lawsuits, investigations, criminal sanctions or civil remedies, including fines, penalties, damages, reimbursements or injunctions. Also, our customers’ facilities are subject to periodic inspection by federal, state and local authorities for compliance with state and local department of health requirements. Expenses resulting from failed inspections of the departments that we service could result in our customers being fined and seeking recovery from us, which could also adversely impact our business, financial condition, results of operations and cash flows.

Federal, state and local tax rules can adversely impact our business, results of operations, financial position and cash flows.

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

We assess contingencies to determine the degree of probability and range of possible loss for potential accrual in our financial statements. We accrue estimated loss contingencies in our financial statements when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Due to the unpredictable nature of litigation, assessing contingencies is highly subjective and requires judgments about future events. The amount of actual losses may differ from our current assessment. As a result of the costs and expenses of defending ourselves against lawsuits or claims, and risks and consequences of legal actions, regardless of merit, our business, results of operations, financial position and cash flows could be adversely affected or cause variability in our results compared to expectations.

Stakeholder expectations for and compliance with federal and state environmental, social and governance (“ESG”) requirements can adversely impact our business, results of operations, financial position and cash flows.

We are subject to certain federal and state rules covering ESG initiatives including mandated annual reporting and compliance with commonly accepted ESG frameworks. Laws and regulations in these areas continue to emerge and evolve, which may require us to undertake costly initiatives or operational changes in order to achieve compliance. Non-compliance with these emerging rules or standards or a failure to address regulator expectations may result in potential cost increases, litigation, fines, penalties, or otherwise adversely impact our business, results of operations, financial position and cash flows.

Risks Related to Technology, Cybersecurity and Data Privacy

We have experienced a cyber-attack and breach, and may in the future experience cyber-attacks, breaches or other events which could cause operational disruptions, fraud or theft of sensitive information.

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

Although we have taken steps intended to mitigate the risks presented by potential cyber incidents, it is not possible to protect against every potential power loss, telecommunications failure, cybersecurity attack, data breach or similar event that may arise. Moreover, the safeguards we use are subject to human implementation and maintenance, technology evolutions and other uncertainties. Any of these cyber incidents may result in a violation of applicable laws or regulations (including privacy and other laws), damage our reputation, cause a loss of customers and give rise to monetary fines and other penalties, each of which could have an adverse effect on our financial condition, results of operations and liquidity.

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

We are evaluating use cases to implement generative artificial intelligence (“Gen AI”) technologies into our business processes, which may present additional risks to our business.

We are currently evaluating the potential use of Gen AI technology across departments within our business. Failure to properly manage Gen AI technology could impact services provided, which could adversely impact our business, financial condition, results of operations and cash flows. Implementing Gen AI solutions could also lead to unauthorized access to sensitive information and could adversely impact our business. At the same time, if we fail to keep pace with the rapid evolution of Gen AI technologies, such delays could adversely impact our business. In addition, the evolving regulatory landscape for Gen AI technologies requires continuous monitoring and adaptation to ensure compliance and to mitigate potential legal risks.

Item 1B.   Unresolved Staff Comments.

None.

Item 1C.   Cybersecurity.

Cybersecurity Risk Management and Strategy

The Company adopted an Information Security Policy which governs the Company’s management of information technology (“IT”) systems, network, information, data and assets. HCSG’s Information Security Policy is periodically reviewed based on the National Institute of Standards and Technology Cybersecurity Framework. The Company regularly monitors and measures the performance of the IT Systems and Assets and the Information Security Policy. HCSG has procedures to ensure that any of its vendors and suppliers that create, utilize or process our data take a similar, risk-based approach to information security.

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

Please refer to the risk factor titled “We have experienced cyber attacks and breaches, and may in the future experience cyber attacks and breaches which could cause operational disruptions, fraud or theft of sensitive information.” in “Risk Factors” in Part I, Item 1A of this Form 10-K for more information on risks posed by cybersecurity threats to the Company.

As previously disclosed in a Form 8-K filed on October 16, 2024, on October 9, 2024 we identified a cybersecurity incident, which involved unauthorized activity within some of our systems. We immediately activated the Company’s Cyber Incident Response Plan (“IRP”) to investigate such activity with the assistance of leading third-party cybersecurity experts. We also notified law enforcement authorities. We continue to monitor the situation and take appropriate actions consistent with our response protocols. As of the date of this filing, the incident has not caused, and is not expected to cause, disruption of the Company’s business operations. And although there can be no assurance, we do not believe the identified cybersecurity incident will have a material effect on our business, financial condition, results of operations or cash flows.

Management’s Role in Assessing and Managing Material Risks from Cybersecurity Threats

The Company’s day-to-day risk management is under the direction of Jason J. Bundick, the Company’s Executive Vice President, Chief Compliance Officer, General Counsel and Secretary. Jason Osbeck, the Company’s Senior Vice President of Information and Technology, is responsible for day-to-day cybersecurity risk management under the direction of Mr. Bundick. Mr. Osbeck has served in this role at the Company since 2012.

The Company has an IRP which details the Company’s policies and procedures in the event of a cyber incident. The Company’s IT department, led by Mr. Osbeck, logs all potential cybersecurity incidents reported which are then reviewed by an Incident Response Team (“IRT”), a cross-functional internal team including IT, risk management, legal and other departmental representation as necessary to identify the potential impact of the cybersecurity incident. As needed, the IRT will consult with third party legal counsel and IT advisory firms to appropriately respond to existing cyber threats. In the event a material incident is identified, the Company will report such incidents in compliance with applicable law. Material cyber events, if any, are reported to the Board of Directors as they occur. Additionally, Mr. Bundick provides quarterly updates to the Audit Committee on all cybersecurity matters during the quarter.

Board of Directors’ Oversight of Cybersecurity Risks

Our Board is responsible for overseeing the Company’s risk management process. The Board focuses on the Company’s general risk management strategy, including the most significant risks facing the Company, and ensures that appropriate risk mitigation strategies are implemented by management. The Audit Committee oversees the Company’s cybersecurity risk mitigation efforts. The Audit Committee reports to the full Board as appropriate, including when a matter rises to the level of a material risk.

Item 2.   Properties.

We lease our corporate offices, located at 3220 Tillman Drive, Suite 300, Bensalem, Pennsylvania 19020. We also lease office space at other locations in Connecticut, Florida, New Jersey, Texas and Virginia. The New Jersey office is the headquarters of HCSG Insurance Corp (“HCSG Insurance”), our captive insurance company, as well as HCSG East, LLC, HCSG West, LLC, HCSG Central, LLC, HCSG Staff Leasing Solutions, LLC, HCSG Labor Supply, LLC, HCSG East Labor Supply, LLC, and HCSG Clinical Services, LLC. The Virginia office is the headquarters of Meriwether-Godsey, Inc. The other locations serve as divisional or regional offices providing management and administrative services to both of our operating segments in their respective geographical areas. No individual parcel of real estate owned or leased is of material significance to our total assets.

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

PART II
Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s Common Stock is traded under the symbol “HCSG” on the Nasdaq Global Select Market. As of February 12, 2025, there were approximately 73.5 million shares of our Common Stock outstanding.

Holders

As of February 12, 2025, we had approximately 400 holders of record of our Common Stock. This does not include persons who hold our Common Stock in nominee or “street name” accounts through brokers or banks.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the Company’s equity compensation plans, on an aggregated basis, the number of shares of our Common Stock subject to outstanding stock awards, the weighted-average exercise price of stock awards, and the number of shares remaining available for future award grants as of December 31, 2024.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights[1]	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Issued and not Exercised)[2]
	(in thousands, except per share amounts)
Equity compensation plans approved by security holders	4,302	$28.23	4,268
Total	4,302	$28.23	4,268
1.Represents shares of Common Stock issuable upon exercise of outstanding stock awards granted under the 2020 Omnibus Incentive Plan (as amended, the “Amended 2020 Plan”) and carryover shares from pre-existing equity plans.
2.Includes 2.4 million shares available for future grant under the Amended 2020 Plan, 1.7 million shares available for issuance under the Company’s 1999 Employee Stock Purchase Plan as amended (the “1999 Plan”) and 0.2 million shares available for issuance under the Company’s Amended and Restated Deferred Compensation Plan (the “Deferred Compensation Plan”). Treasury shares may be issued under the 1999 Plan and the Deferred Compensation Plan.

Performance Graph

The following graph matches the Company’s cumulative five-year total shareholder return on Common Stock with the cumulative total returns of the Nasdaq Composite Index, S&P Midcap 400 Index and the Russell 2000 Index. The Company plans to discontinue the use of the Nasdaq Composite Index in the Performance Graph going forward as the Company is not required to include such index pursuant to Regulation S-K Item 201(e)(1)(ii). The graph tracks the performance of a $100 investment in our Common Stock and in each index (with the reinvestment of all dividends) from December 31, 2019 to December 31, 2024. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

Comparison of 5 Year Cumulative Total Return*

Among Healthcare Services Group, Inc., the Russell 2000 Index, the S&P Midcap 400 Index and the Nasdaq Composite Index.

*$100 invested on December 31, 2019 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2025 Russell Investment Group. All rights reserved.

	December 31,
Company / Index	2019	2020	2021	2022	2023	2024
Healthcare Services Group, Inc.	$100.00	$119.55	$78.25	$55.82	$48.24	$54.03
Russell 2000	$100.00	$119.96	$137.74	$109.59	$128.14	$142.93
Nasdaq Composite	$100.00	$144.92	$177.06	$119.45	$172.77	$223.87
S&P Midcap 400	$100.00	$113.66	$141.80	$123.28	$143.54	$163.54

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Repurchases of Equity Securities

On February 14, 2023, our Board of Directors authorized the repurchase of up to 7.5 million outstanding shares of common stock (the “Repurchase Plan”). We remain authorized to purchase 6.0 million shares of common stock under the Repurchase Plan.

Shares repurchased pursuant to the Repurchase Plan during the three months ended December 31, 2024, were as follows:

Quarter Ended December 31, 2024	Total number of shares of Common Stock repurchased	Average price paid per share of Common Stock	Aggregate purchase price of Common Stock repurchases[1]	Number of remaining shares authorized for repurchase
			(in thousands)
October 1, 2024 - October 31, 2024	90,100	$11.10	$997	6,030
November 1, 2024 - November 30, 2024	—	$—	$—	6,030
December 1, 2024 - December 31, 2024	—	$—	$—	6,030
Fourth quarter	90,100	$11.10	$997	6,030
1.Excludes commissions and other costs of less than $0.1 million.

Item 6.   Reserved.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our Consolidated Financial Statements and the related notes to those statements included elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors,” and elsewhere in this report on Form 10-K. We are on a calendar year end, and except where otherwise indicated, “2024” refers to the year ended December 31, 2024, and “2023” refers to the year ended December 31, 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items when comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our consolidated financial statements as of December 31, 2024 and for the year then ended and the notes accompanying those financial statements.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of healthcare facilities, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We provide such services to approximately 2,600 facilities throughout the continental United States as of December 31, 2024. We believe we are the largest provider of housekeeping, laundry and dietary management services to the long-term care industry in the United States.

We provide services primarily pursuant to full-service agreements with our customers. Under such agreements, we are responsible for the day-to-day management of the employees located at our customers’ facilities, as well as for the provision of certain supplies. We also provide services on the basis of management-only agreements for a limited number of customers. Under a management-only agreement, we provide management and supervisory services while the customer facility retains payroll responsibility for the non-supervisory staff. In certain management-only agreements, the Company maintains responsibility for purchasing supplies. Our agreements with customers typically provide for a renewable service term cancellable by either party upon 30 to 90 days’ notice after an initial period of 60 to 120 days.

We are organized into two reportable segments: housekeeping, laundry, linen and other services (“Housekeeping”), and dietary department services (“Dietary”).

Housekeeping services consist of managing our customers’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the customers’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the customers’ facilities. Upon beginning service with a customer facility, we typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation. On-site management is responsible for all daily customer housekeeping department activities with regular support provided by a District Manager specializing in such services.

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

Housekeeping services were provided to approximately 2,200 customer facilities at December 31, 2024 and contributed approximately 44.6% or $765.4 million of our consolidated revenues for the year ended December 31, 2024. Dietary services were provided to approximately 1,600 customer facilities at December 31, 2024 and contributed approximately 55.4% or $950.3 million of our consolidated revenues for the year ended December 31, 2024.

Our ability to acquire new customers, retain existing customers and increase revenues are affected by many factors. Competitive factors consist primarily of competing with potential customers’ use of in-house support staff, as well as a number of firms which compete with us in the regional and national markets in which we conduct business. We believe the primary revenue drivers of our business are our ability to obtain new customers and to provide additional services to existing customers. In addition, although there can be no assurance, we seek to pass through, by means of service billing increases, increases in our cost of providing the services, while also aiming to obtain modest annual revenue increases from our existing customers to attain desired profit margins at the facility level. The primary economic factor in acquiring new customers is our ability to demonstrate the cost-effectiveness of our services. The primary operational factor is our ability to demonstrate to potential customers the benefits of being relieved of the administrative and operational challenges related to the day-to-day management of their housekeeping and dietary operations. In addition, we must be able to assure new customers that we can improve the quality of service that they are providing to their residents. We believe the factors discussed above are equally applicable to each of our segments with respect to acquiring new customers and increasing revenues.

When evaluating financial performance, we consider the ratio of certain financial items to consolidated revenues. The table below summarizes those metrics for 2024, 2023 and 2022:

	Relation to Consolidated Revenues
	Year Ended December 31,
	2024	2023	2022
Revenues	100.0%	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	86.7%	87.2%	88.6%
Selling, general and administrative expense excluding change in deferred compensation liability	10.2%	9.6%	8.8%
Gain on deferred compensation plan	0.5%	0.4%	(0.5)%
Selling, general and administrative expense	10.7%	10.0%	8.3%
Other income (expense):
Investment and other income (loss), net	0.8%	0.8%	(0.3)%
Interest expense	(0.3)%	(0.5)%	(0.2)%
Income before income taxes	3.1%	3.1%	2.6%
Income tax	0.8%	0.9%	0.6%
Net income	2.3%	2.2%	2.0%

Our expenses can vary and may impact our operating performance. We review costs of labor, costs of supplies, bad debt expense and depreciation and amortization expense, along with other segment expenses, to evaluate our operating performance. The variability of these costs may impact each segment differently, as Housekeeping’s percentage of revenue is more significantly impacted by costs of labor than that of Dietary, while Dietary’s percentage of revenue is is more significantly impacted by costs of supplies than Housekeeping. Bad debt expense impacts costs of services provided for each segment periodically depending on specific customer matters for each segment.

In 2024, we adopted Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. As part of our adoption of ASU 2023-07 and the Chief Operating Decision Maker’s evaluation of segment performance for the year ended December 31, 2024, we updated certain segment information in 2024 and recast certain prior period segment information from 2022 and 2023 in order to conform with our current period segment presentation.

Housekeeping labor costs accounted for approximately 78.4% of Housekeeping revenues in 2024 while Dietary labor costs accounted for approximately 56.6% of Dietary revenues in 2024. Changes in wage rates as a result of legislative or collective bargaining actions, market factors, adjustments to staffing levels and other variations in our use of labor or managing labor costs can result in variability of these costs. Housekeeping supplies, including linen products, accounted for approximately 7.4% of Housekeeping revenues in 2024. In contrast, supplies consumed in performing our Dietary services accounted for approximately 32.5% of Dietary revenues. Generally, fluctuations in these expenses are influenced by factors outside of our control and are unpredictable. Housekeeping and Dietary supplies are principally commodity products and are affected by market conditions specific to the respective products.

Our customers are concentrated in the healthcare industry and are primarily providers of long-term care. Many of our customers’ revenues are highly reliant on Medicare, Medicaid and third-party payers’ reimbursement funding. Legislation can significantly alter overall government reimbursement for nursing home services and such changes, as well as other trends in the long-term care industry, have affected and could adversely affect our customers’ cash flows, resulting in their inability to make payments to us in accordance with agreed-upon payment terms. The climate of legislative uncertainty has posed, and will continue to pose, both risks and opportunities for us: the risks are related to our customers’ cash flows and solvency, while the opportunities are related to our ability to offer our customers cost stability and efficiencies. A large portion of our revenues are derived from nursing home operators whose portfolio of facilities managed are in multiple states, and as such, the ultimate impact, including in terms of timing and scale, as a result of legislative changes can be difficult to predict. However, our customer’s obligation to pay the Company in accordance with the contract is not contingent upon the customer’s cash flow. Notwithstanding the Company’s efforts to minimize its credit risk exposure, the aforementioned factors, as well as other factors that impact customer cash flows or their ability to make timely payments, could have material adverse effect on the Company’s results of operations and financial condition.

Years Ended December 31, 2024 and 2023

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023 [1]	% Change
	(in thousands)
Revenues
Housekeeping	$765,368	$766,651	(0.2)%
Dietary	950,314	904,738	5.0%
Consolidated	$1,715,682	$1,671,389	2.7%

Costs of services provided
Housekeeping	$642,873	$648,710	(0.9)%
Dietary	844,719	807,933	4.6%
Consolidated	$1,487,592	$1,456,643	2.1%

Selling, general & administrative expense
Housekeeping	$47,085	$45,752	2.9%
Dietary	59,574	52,254	14.0%
Corporate[2]	68,160	62,082	9.8%
Gain on deferred compensation plan investments	8,241	6,684	23.3%
Consolidated	$183,060	$166,772	9.8%

Other income (expense)[3]
Investment and other income, net	$14,349	$12,938	10.9%
Interest expense	(6,438)	(7,856)	(18.0)%
Income before taxes	$52,941	$53,056	(0.2)%
Income tax provision[3]	13,470	14,670	(8.2)%
Net income	$39,471	$38,386	2.8%
1.Represents a recast of prior period numbers to conform with current period presentation.
2.Represents selling, general and administrative expense less amounts allocated to segments for labor and labor-related and other segment items.
3.These line items represent corporate costs not allocated to segments.

Revenues

Consolidated

Consolidated revenues increased 2.7% to $1.7 billion for the year ended December 31, 2024 compared to the corresponding period in 2023 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping revenues decreased 0.2% while Dietary revenues increased 5.0% during the year ended December 31, 2024 compared to the corresponding period in 2023. Housekeeping revenues decreased due to a decline in facilities serviced, offset by increases to costs which were passed on to customers. Dietary revenues increased resulting from increases to contractual pass-throughs of labor and food costs, which have increased due to inflation and market factors.

Costs of services provided

Consolidated

Consolidated costs of services provided increased 2.1% to $1.5 billion for the year ended December 31, 2024 compared to the corresponding period in 2023 as a result of the factors discussed below under Reportable Segments. Costs of services provided, as a percentage of revenues, improved to 86.7% for the year ended December 31, 2024 compared to 87.2% in the corresponding period in 2023. The Company’s goal is to manage consolidated costs of services provided as a percentage of revenues in the 86% range.

Reportable Segments

We include certain expenses classified as selling, general and administrative expenses within segment expenses. Segment expenses for Housekeeping, as a percentage of Housekeeping revenues, decreased to 90.1% for the year ended December 31, 2024 from 90.6% in the corresponding period in 2023. Segment expenses for Dietary, as a percentage of Dietary revenues, increased to 95.2% for the year ended December 31, 2024 from 95.1% in the corresponding period in 2023.

The following tables provide a comparison of the key indicators we consider when managing segment expenses as a percentage of the respective segment’s revenues:

	Year Ended December 31,
Key Indicators as a % of Segment Revenue - Housekeeping	2024	2023	Change
Labor and other labor-related costs[1]	78.4%	78.2%	0.2%
Supplies	7.4%	7.6%	(0.2)%
Bad debt expense	1.9%	2.3%	(0.4)%
Depreciation and amortization	0.5%	0.5%	—%
Other costs[1]	1.9%	2.0%	(0.1)%
Total segment expenses	90.1%	90.6%	(0.5)%
1.Inclusive of certain expenses reported within selling, general and administrative expense that are segment-specific.

	Year Ended December 31,
Key Indicators as a % of Segment Revenue - Dietary	2024	2023	Change
Labor and other labor-related costs[1]	56.6%	57.7%	(1.1)%
Supplies	32.5%	32.6%	(0.1)%
Bad debt expense	3.4%	2.0%	1.4%
Depreciation and amortization	0.3%	0.4%	(0.1)%
Other costs[1]	2.4%	2.4%	—%
Total segment expenses	95.2%	95.1%	0.1%
1.Inclusive of certain expenses reported within selling, general and administrative expense that are segment-specific.

Variations within these key indicators relate to the provision of services at new facilities, changes in the mix of customers for whom we provide supplies or do not provide supplies and changes in bad debt expense. Management focuses on building efficiencies and managing labor and other costs at the facility level, as well as managing supply chain costs, for new and existing facilities.

In 2024, LaVie Care Centers, LLC and certain affiliated entities (“LaVie”), several of which are customers of the Company, filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Northern District of Georgia. During the year ended December 31, 2024, bad debt provision includes an increase to the allowance for doubtful accounts of $17.6 million associated with LaVie’s bankruptcy. We continue to provide services to LaVie on current terms and are deferring recognition of revenues from ongoing services from LaVie until cash is received. During the year ended December 31, 2023, bad debt provision includes an increase to the allowance for doubtful accounts by $13.8 million arising from two customer groups, one which entered into an assignment for the benefit of creditors and one which entered into bankruptcy.

Selling, General and Administrative Expense

Selling, general and administrative expense incurred at a segment-level is discussed in the Reportable Segments section above. Also included in consolidated selling, general and administrative expense are corporate expenses and gains and losses associated with changes in the value of investments under our deferred compensation liability. These investments represent the amounts held on behalf of the participating employees as changes in the value of these investments affect the amount of our deferred compensation liability. Gains on the plan investments during the years ended December 31, 2024 and 2023 increased our total selling, general and administrative expense.

Excluding the change in the deferred compensation plan described above, consolidated selling, general and administrative expense increased $14.7 million or 9.2% for the year ended December 31, 2024 compared to the corresponding period in 2023. The increase was driven by increases in payroll, legal, travel and fleet-related expenses, all of which were impacted by inflationary measures.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative expense excluding change in deferred compensation liability	$174,819	$160,088	$14,731	9.2%
Gain on deferred compensation plan investments	8,241	6,684	1,557	23.3%
Selling, general and administrative expense	$183,060	$166,772	$16,288	9.8%

Consolidated Investment and Interest Income, net

Investment and other income was a gain of $14.3 million for the year ended December 31, 2024 compared to a gain of $12.9 million for the corresponding 2023 period, primarily due to market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan and increased interest income on notes receivable.

	Year Ended December 31,
	2024	2023	$ Change	% Change
	(dollar amounts in thousands)
Investment and other income, net excluding change in deferred compensation plan assets	$6,056	$6,293	$(237)	(3.8)%
Increase in deferred compensation plan assets	8,293	6,645	1,648	24.8%
Investment and other income, net	$14,349	$12,938	$1,411	10.9%

Consolidated Interest Expense

Consolidated interest expense decreased to $6.4 million for the year ended December 31, 2024 compared to $7.9 million for the corresponding 2023 period due to decreased short-term borrowings on our line of credit during 2024 compared to 2023.

Consolidated Income Taxes

Our effective tax rate was 25.4% for the year ended December 31, 2024 compared to 27.7% in 2023. The decrease to our 2024 tax rate compared to the corresponding 2023 period was primarily impacted by a year-over-year reduction in state and local income tax expense.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in accordance with United States generally accepted accounting standards (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Accrued Insurance Claims

We self-insure or carry high deductible insurance policies and therefore retain a substantial portion of the risk associated with expected losses under our general liability, workers’ compensation and auto insurance programs, which comprise approximately 25.4% of our liabilities at December 31, 2024. Under our insurance plans predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost. Our accounting for this plan utilizes current valuations from a third-party actuary, which include assumptions based on data such as historical claims and payout experience, demographic factors, industry trends, severity factors and other actuarial calculations. In the event that our claims experience and/or industry trends result in an unfavorable change in our assumptions or outcomes, it would have an adverse effect on our results of operations and financial condition. Recently, our claims experiences have been favorable as a result of our ongoing initiative to promote safety and accident prevention in the workplace and proactive management of workers’ compensation claims.

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

A summary of the changes in our total self-insurance liability is as follows:

	2024	2023	2022
	(in thousands)
Accrued insurance claims - January 1,	$84,378	$88,707	$89,394
Claim payments	(24,751)	(24,488)	(25,175)
Reserve accruals:
Current year accruals	29,015	32,693	34,293
Changes to the provision for prior year claims	(11,625)	(12,534)	(9,805)
Change in accrued insurance claims	(7,361)	(4,329)	(687)
Accrued insurance claims - December 31,	$77,017	$84,378	$88,707

Liquidity and Capital Resources

Our primary sources of liquidity are available cash and cash equivalents, available lines of credit under our revolving credit facility and cash flows from operating activities. At December 31, 2024, we had cash, cash equivalents, restricted cash equivalents, marketable securities and restricted marketable securities of $135.8 million and working capital of $364.1 million, compared to December 31, 2023 cash, cash equivalents and marketable securities of $147.5 million and working capital of $354.8 million. Our current ratio was 2.9 to 1 at December 31, 2024 and 2.6 to 1 at December 31, 2023. Marketable securities and restricted marketable securities represent fixed income investments that are highly liquid and can be readily purchased or sold through established markets. Such securities are held by HCSG Insurance to satisfy capital requirements of the state regulator related to captive insurance companies.

For the years ended December 31, 2024, 2023 and 2022 our cash flows were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$30,802	$43,498	$(8,167)
Net cash provided by (used in) investing activities	$6,047	$(3,293)	$2,580
Net cash used in financing activities	$(31,048)	$(12,154)	$(38,928)

Operating Activities

Our primary sources of cash from operating activities are the revenues generated from our Housekeeping and Dietary services. Our primary uses of cash from operating activities are the funding of our payroll and other personnel-related costs as well as the costs of supplies used in providing our services. For the year ended December 31, 2024 cash flow from operations included $39.5 million in net income, an increase of $1.1 million compared to 2023, non-cash add-backs to net income of $61.5 million, and a $70.2 million decrease in cash flows from changes in operating assets and liabilities, driven primarily by increased outstanding accounts and notes receivable. Such activities are the primary drivers of the period-over-period changes in net cash provided by operating activities.

Investing Activities

Our principal uses of cash for investing activities are capital expenditures such as housekeeping and food service equipment, computer software and equipment, furniture and fixtures (see “Capital Expenditures” below for additional information), and purchases of marketable securities and restricted marketable securities. Such uses of cash are offset by proceeds from sales of marketable securities.

Our investments in marketable securities and restricted marketable securities are primarily comprised of municipal bonds, treasury notes, corporate bonds, and other government bonds and are intended to achieve our goal of preserving principal, maintaining adequate liquidity and maximizing returns subject to our investment guidelines. Our investment policy limits investment to certain types of instruments issued by institutions primarily with investment-grade ratings and places restrictions on concentration by type and issuer.

Financing Activities

The primary source of cash from financing activities is the net borrowings under our bank line of credit. We borrow for general corporate purposes as needed throughout the year. The primary uses of cash for financing activities are repayments of outstanding line of credit balances and repurchases of common stock. On February 14, 2023, our Board of Directors authorized the repurchase of up to 7.5 million outstanding shares of common stock (the “Repurchase Plan”). We repurchased 0.4 million shares of our common stock for $5.0 million during the year ended December 31, 2024. We remain authorized to repurchase 6.0 million shares of our Common Stock pursuant to the Repurchase Plan.

Contractual Obligations

Our future contractual obligations and commitments at December 31, 2024 primarily consist of minimum lease payments on our operating lease agreements as discussed within Note 7 — Leases. As of December 31, 2024, the Company had no other material minimum purchase or capital expenditure commitments pertaining to our daily operations or existing financing arrangements.

Line of Credit

At December 31, 2024, we had a $300 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a floating rate, based on our leverage ratio, and starting at the Term Secured Overnight Financing Rate (“SOFR”) rate plus 165 basis points. The Company’s line of credit was amended on November 22, 2022 to, among other things, provide for a five-year unsecured revolving loan facility in the aggregate amount of $300 million with, at the Company’s option, the ability to increase the revolving loan commitments to an aggregate amount not to exceed $500 million and to change the benchmark rate from the London Interbank Offered Rate (“LIBOR”) to SOFR. At December 31, 2024, we had no borrowings under the line of credit.

The line of credit requires us to satisfy two financial covenants. The covenants and their respective status at December 31, 2024 were as follows:

Covenant Descriptions and Requirements	As of December 31, 2024
Funded debt[1] to EBITDA[2] ratio: less than 3.50 to 1.00	0.21
EBITDA[2] to Interest Expense ratio: not less than 3.00 to 1.00	11.71
1.All indebtedness for borrowed money including, but not limited to, reimbursement obligations in respect of letters of credit and guarantees of any such indebtedness.
2.Net income plus interest expense, income tax expense, depreciation, amortization, share-based compensation expense and extraordinary non-recurring losses/gains.

As noted above, we were in compliance with our financial covenants at December 31, 2024 and we expect to remain in compliance. The line of credit expires on November 22, 2027. We believe that our existing capacity under the line of credit and our history of favorable operating cash flows provide adequate liquidity to fund our operations for the next twelve months following the date of this report.

At December 31, 2024 and 2023, we also had outstanding $50.8 million and $85.9 million, respectively, in irrevocable standby letters of credit, which relate to payment obligations under our insurance programs. In connection with the issuance of the letters of credit, the amounts available under the line of credit was reduced by $50.8 million to $249.2 million at December 31, 2024 and by $85.9 million to $189.1 million at December 31, 2023. On December 24, 2024, January 16, 2025 and January 22, 2025, the letters of credit were renewed, and they all expire during the first quarter of 2026.

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

In order to provide for collections issues and the general risk associated with the granting of credit terms, we recorded a bad debt provision (in an Allowance for Doubtful Accounts) of $46.8 million, $35.6 million and $32.0 million in the years ended December 31, 2024, 2023 and 2022, respectively. As a percentage of total revenues, these provisions represented approximately 2.7%, 2.1% and 1.9% for the years ended December 31, 2024, 2023 and 2022, respectively.

Insurance Programs

We self-insure or carry high deductible insurance plans and therefore retain a substantial portion of the risk associated with the expected losses under our general liability, workers’ compensation and auto insurance programs. Under our insurance plans for general liability and workers’ compensation, predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost. Our accounting for this plan is affected by various uncertainties, such as historical claims, pay-out experience, demographic factors, industry trends, severity factors and other actuarial assumptions calculated by a third-party actuary. Evaluations of our accrued insurance claims estimate as of the balance sheet date are based primarily on current information derived from our actuarial valuation which assists in quantifying and valuing these trends. In the event that our claims experience and/or industry trends result in an unfavorable change resulting from, among other factors, the severity levels of reported claims and medical cost inflation, as compared to historical claim trends, it would have an adverse effect on our results of operations and financial condition.

For general liability, workers’ compensation and auto, we record a reserve for the estimated future cost of claims and related expenses that have been reported but not settled, including an estimate of claims incurred but not reported that are developed as a result of a review of our historical data and open claims, which is based on estimates provided by a third-party actuary.

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new customers obtained. Such capital expenditures primarily consist of housekeeping and food service equipment purchases, laundry and linen equipment installations, computer hardware and software and furniture and fixtures. Our capital expenditures totaled $6.3 million in 2024. Although we have no specific material commitments for capital expenditures through the end of calendar year 2025, we estimate that for 2025 we will have capital expenditures of approximately $5.0 million to $7.0 million.

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

Material Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements other than our irrevocable standby letters of credit previously discussed.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

At December 31, 2024, we had $135.8 million in cash, cash equivalents, restricted cash equivalents, marketable securities and restricted marketable securities. The fair value of all of our cash equivalents and marketable securities are determined based on “Level 1” or “Level 2” inputs, which are based upon quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards as specified in our investment policy guidelines.

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

Item 8.   Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Healthcare Services Group, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Healthcare Services Group, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 14, 2025 expressed an unqualified opinion.

Change in accounting principle
As discussed in Notes 1 and 12 to the consolidated financial statements, the Company has adopted new accounting guidance in 2024 related to the disclosure of segment information in accordance with Accounting Standards Update 2023-07, Segment Reporting (Topic 280). The adoption was retrospectively applied to 2023 and 2022.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for doubtful accounts
As described further in Notes 1 and 4 to the consolidated financial statements, the Company records an allowance for doubtful accounts against its accounts and notes receivable balances under ASC 326 based on the future expected credit loss. This estimate is determined based on internally developed qualitative and quantitative factors derived from the aging and collection history of receivables. We identified the allowance for doubtful accounts as a critical audit matter.

The principal consideration for our determination that the allowance for doubtful accounts is a critical audit matter is that the inputs and assumptions utilized by management require significant judgment and results in a high degree of estimation uncertainty. The subjectivity of the estimate increases the level of auditor judgment and effort to evaluate management’s assumptions, including the determination of risk pools, the application of historical loss rates as an indicator of future losses, and determination of qualitative adjustments. Further, changes in these assumptions and judgments could have a significant impact on the recorded allowance.

Our audit procedures related to the allowance for doubtful accounts included the following, among others:

•We tested the design and operating effectiveness of management’s controls over the allowance for doubtful accounts.
•We evaluated the appropriateness of management’s process and methodology of estimating the allowance for doubtful accounts, including the identification of risk pools.
•We performed a historical lookback analysis for a sample of accounts and notes receivable balances within certain risk pools, examined current and historical collection rates, and compared the historical loss rates against the estimated loss rates within the respective risk pools as of December 31, 2024.
•We evaluated the reasonableness of certain qualitative adjustments recorded by management against the allowance for doubtful accounts to appropriately reflect management’s expectation of current expected credit losses.
•We tested the mathematical accuracy of management’s allowance for doubtful accounts calculation as of December 31, 2024, by recalculating the historical loss rates for each risk pool, as well as recalculating the aging of receivables.
•We sampled accounts and notes receivable and performed confirmation procedures, as well as obtained other corroborating evidence, to ensure the accuracy of the receivables utilized by management to calculate the allowance for doubtful accounts as of December 31, 2024.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 1992.

Philadelphia, Pennsylvania
February 14, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Healthcare Services Group, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Healthcare Services Group, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 14, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
February 14, 2025

Healthcare Services Group, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of December 31,
	2024	2023
ASSETS:
Current assets:
Cash and cash equivalents	$56,776	$54,330
Restricted cash equivalents	3,355	—
Marketable securities, at fair value	50,535	93,131
Restricted marketable securities, at fair value	25,105	—
Accounts receivable, less allowance for doubtful accounts of $87,520 and $80,817 as of December 31, 2024 and 2023, respectively	330,907	344,864
Notes receivable — short–term portion, less allowance for doubtful accounts of $10,372 and $6,433 as of December 31, 2024 and 2023, respectively	51,429	38,645
Inventories and supplies	16,749	18,479
Prepaid expenses and other assets	21,796	22,247
Total current assets	556,652	571,696
Property and equipment, net	28,198	28,774
Goodwill	75,529	75,529
Other intangible assets, less accumulated amortization of $39,242 and $36,557 as of December 31, 2024 and 2023, respectively	9,442	12,127
Notes receivable — long–term portion, less allowance for doubtful accounts of $2,890 and $4,449 as of December 31, 2024 and 2023, respectively	41,054	24,832
Deferred compensation funding, at fair value	49,639	40,812
Deferred tax assets	38,170	35,226
Other long-term assets	4,088	1,656
Total assets	$802,772	$790,652
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$81,147	$83,224
Accrued payroll and related taxes	51,579	56,142
Other accrued expenses and current liabilities	24,783	21,179
Borrowings under line of credit	—	25,000
Income taxes payable	8,391	7,201
Deferred compensation liability — short-term	1,499	1,501
Accrued insurance claims	25,148	22,681
Total current liabilities	192,547	216,928
Accrued insurance claims — long-term	51,869	61,697
Deferred compensation liability — long-term	50,011	41,186
Lease liability — long-term	8,033	11,235
Other long-term liabilities	385	2,990
Commitments and contingencies (Note 14)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 200,000 and 100,000 shares authorized as of December 31, 2024 and 2023, respectively; 76,533 and 76,329 shares issued, and 73,203 and 73,341 shares outstanding as of December 31, 2024 and 2023, respectively	765	763
Additional paid-in capital	318,363	310,436
Retained earnings	224,556	185,010
Accumulated other comprehensive loss, net of taxes	(2,317)	(1,844)
Common stock in treasury, at cost, 3,330 and 2,988 shares as of December 31, 2024 and 2023, respectively	(41,440)	(37,749)
Total stockholders’ equity	$499,927	$456,616
Total liabilities and stockholders’ equity	$802,772	$790,652
See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenues	$1,715,682	$1,671,389	$1,690,176
Operating costs and expenses:
Costs of services provided	1,487,592	1,456,643	1,496,865
Selling, general and administrative expense	183,060	166,772	140,344
Other income (expense):
Investment and other income (loss), net	14,349	12,938	(5,427)
Interest expense	(6,438)	(7,856)	(2,987)
Income before taxes	52,941	53,056	44,553

Income tax provision	13,470	14,670	10,310
Net income	$39,471	$38,386	$34,243

Per share data:
Basic earnings per common share	$0.54	$0.52	$0.46
Diluted earnings per common share	$0.53	$0.52	$0.46

Weighted average number of common shares outstanding:
Basic	73,754	74,288	74,336
Diluted	73,988	74,340	74,351

Comprehensive income:
Net income	$39,471	$38,386	$34,243
Other comprehensive (loss) income
Unrealized (loss) gain on available-for-sale marketable securities, net of taxes	(473)	1,633	(7,477)
Total comprehensive income	$38,998	$40,019	$26,766

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$39,471	$38,386	$34,243
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	14,585	14,344	15,316
Bad debt provision	46,760	35,604	31,969
Deferred income taxes	(2,944)	(4,820)	4,907
Share-based compensation expense	9,165	8,985	9,214
Amortization of premium on marketable securities	1,504	2,144	2,219
Unrealized gain on deferred compensation fund investments	(8,168)	(6,645)	9,422
Changes in other long-term liabilities	(564)	(1,154)	(2,353)
Net loss on disposals of property and equipment	654	818	1,138
Share of losses from equity method investment	532	—	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(61,809)	(74,559)	(78,707)
Inventories and supplies	1,731	2,685	4,851
Prepaid expenses and other assets	704	12,750	9,935
Deferred compensation funding	(534)	(674)	3,913
Accounts payable and other accrued expenses	(9,741)	7,430	(13,748)
Accrued payroll, accrued and withheld payroll taxes	(3,573)	4,186	(23,859)
Income taxes payable	1,190	572	2,184
Accrued insurance claims	(7,362)	(4,329)	(687)
Deferred compensation liability	9,201	7,775	(18,124)
Net cash provided by (used in) operating activities	30,802	43,498	(8,167)
Cash flows from investing activities:
Disposals of property and equipment	211	121	393
Additions to property and equipment	(6,336)	(5,406)	(5,210)
Acquisition of equity method investment	(2,750)	—	—
Purchases of marketable securities	(52,090)	—	(2,875)
Sales of marketable securities	67,012	1,992	10,386
Cash paid for acquisitions	—	—	(114)
Net cash provided by (used in) investing activities	6,047	(3,293)	2,580
Cash flows from financing activities:
Dividends paid	—	—	(63,373)
Reissuance of treasury stock pursuant to Dividend Reinvestment Plan	—	—	106
Proceeds from the exercise of stock options	—	—	410
Purchases of treasury stock	(5,018)	(11,283)	—
(Repayments of) proceeds from short-term borrowings	(25,000)	—	25,000
Payments of statutory withholding on net issuance of restricted stock units	(1,030)	(871)	(1,071)
Net cash used in financing activities	(31,048)	(12,154)	(38,928)
Net increase (decrease) in cash, cash equivalents, and restricted cash equivalents	5,801	28,051	(44,515)
Cash, cash equivalents and restricted cash equivalents at beginning of the period	54,330	26,279	70,794
Cash, cash equivalents and restricted cash equivalents at end of the period	$60,131	$54,330	$26,279
Supplementary cash flow information:
Cash paid for interest	$6,491	$7,809	$2,822
Cash paid for income taxes	$15,232	$5,585	$3,309
See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income, net of Taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2022	76,009	$760	$294,124	$4,000	$176,451	$(30,164)	$445,171
Net income	—	—	—	—	34,243	—	34,243
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(7,477)	—	—	(7,477)
Shares issued in connection with equity incentive plans, net of taxes	148	2	(663)	—	—	—	(661)
Share-based compensation expense	—	—	9,044	—	—	—	9,044
Shares issued for Deferred Compensation Plan, net	—	—	(634)	—	—	1,008	374
Shares issued for Employee Stock Purchase Plan	—	—	368	—	—	1,144	1,512
Dividends paid and accrued, $0.86 per share	—	—	—	—	(64,092)	—	(64,092)
Shares issued pursuant to Dividend Reinvestment Plan	—	—	6	—	—	100	106
Other	4	—	59	—	—	—	59
Balance, December 31, 2022	76,161	$762	$302,304	$(3,477)	$146,602	$(27,912)	$418,279
Net income	—	—	—	—	38,386	—	38,386
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	1,633	—	—	1,633
Shares issued in connection with equity incentive plans, net of taxes	167	1	(871)	—	—	—	(870)
Share-based compensation expense	—	—	8,836	—	—	—	8,836
Purchases of treasury stock	—	—	—	—	—	(11,283)	(11,283)
Shares issued for Deferred Compensation Plan, net	—	—	298	—	—	172	470
Shares issued for Employee Stock Purchase Plan	—	—	(139)	—	—	1,274	1,135
Other	1	—	8	—	22	—	30
Balance, December 31, 2023	76,329	$763	$310,436	$(1,844)	$185,010	$(37,749)	$456,616
Net income	—	—	—	—	39,471	—	39,471
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(473)	—	—	(473)
Shares issued in connection with equity incentive plans, net of taxes	204	2	(1,032)	—	—	—	(1,030)
Share-based compensation expense	—	—	8,919	—	—	—	8,919
Purchases of treasury stock	—	—	—	—	—	(5,018)	(5,018)
Shares issued for Deferred Compensation Plan, net	—	—	256	—	—	122	378
Shares issued for Employee Stock Purchase Plan	—	—	(216)	—	—	1,205	989
Other	—	—	—	—	75	—	75
Balance, December 31, 2024	76,533	$765	$318,363	$(2,317)	$224,556	$(41,440)	$499,927
See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2024, 2023 and 2022

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

The Company provides services primarily pursuant to full service agreements with its customers. In such agreements, the Company is responsible for the day-to-day management of employees located at the customers’ facilities, as well as for the provision of certain supplies. The Company also provides services on the basis of management-only agreements for a limited number of customers. In a management-only agreement, the Company provides management and supervisory services while the customer facility retains payroll responsibility for the non-supervisory staff. The agreements with customers typically provide for a renewable service term, cancellable by either party upon 30 to 90 days’ notice after an initial period of 60 to 120 days.

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

The Company’s financial instruments that are measured at fair value on a recurring basis consist of marketable securities and the deferred compensation fund investments. The carrying value of other financial instruments such as cash and cash equivalents, accounts and short-term notes receivable, accounts payable (including income taxes payable and accrued expenses) and borrowings under the Company’s line of credit approximate their fair values at December 31, 2024 and 2023, due to the short period of time to maturity or repayment.

Cash and Cash Equivalents and Restricted Cash Equivalents

Cash and cash equivalents and restricted cash equivalents are held in U.S. financial institutions or in custodial accounts with U.S. financial institutions. Cash equivalents are defined as short-term, highly liquid investments with a maturity of three months or less at time of purchase that are readily convertible into cash and have insignificant interest rate risk. The Company currently has bank deposits with financial institutions in the U.S. that exceed FDIC insurance limits.

The following table provides a reconciliation of cash and cash equivalents and restricted cash equivalents reported within the Consolidated Balance Sheets to the amount reported in the Consolidated Statements of Cash Flows.

	December 31, 2024	December 31, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents	$56,776	$54,330	$26,279
Restricted cash equivalents[1]	3,355	—	—
Total cash and cash equivalents and restricted cash equivalents	$60,131	$54,330	$26,279
1.On February 2, 2024, the Company entered into a Collateral Trust Agreement with the Company’s third-party insurer and a trustee whereby investments or money market funds are held in a trust account to benefit the insurer and are restricted for that purpose. Restricted cash equivalents represent funds invested in money market accounts as of December 31, 2024. The trust account was set up in conjunction with a reduction in the Company’s letters of credit collateral obligation for insurance obligations.

Investments in Marketable Securities and Restricted Marketable Securities

Marketable securities are defined as fixed income investments which are highly liquid and can be readily purchased or sold through established markets. As of December 31, 2024 and 2023, the Company had marketable securities of $75.6 million and $93.1 million, respectively, comprised primarily of municipal bonds, U.S. treasury bonds, corporate bonds and other government bonds. These investments are accounted for as available-for-sale securities and are reported at fair value on the Company's Consolidated Balance Sheets. For the year ended December 31, 2024, $0.5 million of unrealized losses related to these investments were recorded in Other comprehensive (loss) income. For the years ended December 31, 2023 and 2022, $1.6 million of unrealized gains and $7.5 million of unrealized losses related to these marketable securities were recorded in Other comprehensive (loss) income, respectively. Unrealized gains and losses are recorded net of income taxes, with any income tax provision or benefit recorded once gains and losses are recognized.

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

The Company periodically reviews the investments in marketable securities and restricted marketable securities for credit impairment when an investment’s fair value declines below the amortized cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of December 31, 2024, management believes that the recorded value of the Company’s investments in marketable securities and restricted marketable securities was recoverable in all material respects.

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

Notes receivable are initially recorded when accounts receivable are transferred into a promissory note and are recorded as an alternative to accounts receivable to memorialize an unqualified promise to pay a specific sum, typically with interest, in accordance with a defined payment schedule. Notes receivable are recorded at face value less any imputed interest assessed. The Company’s payment terms with customers on promissory notes can vary based on several factors and the circumstances of each promissory note, however most promissory notes mature over 1 to 4 years. Similar to accounts receivable, each reporting period the Company evaluates the collectability of outstanding notes receivable balances and records an allowance for doubtful accounts representing an estimate of future expected credit losses.

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

Revenue Recognition

The Company recognizes revenue from contracts with customers when or as the promised goods and services are provided to customers. Revenues are reported net of sales taxes that are collected from customers and remitted to taxing authorities. The amount of revenue recognized by the Company is based on the expected value of consideration to which the Company is entitled in exchange for providing the contracted goods and services and when it is probable that the Company will collect substantially all of such consideration. Refer to Note 2 — Revenue herein for more regarding the Company’s revenue recognition policy.

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

Property and Equipment, Net

Property and equipment, with the exception of those pertaining to leases, are stated at cost, net of accumulated depreciation. Additions, renewals and improvements are capitalized, while maintenance and repair costs are expensed when incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in Investment and other income (loss), net on the Consolidated Statements of Comprehensive Income. Depreciation is recorded using the straight-line method over the following estimated useful lives: Housekeeping and Dietary equipment — 3 to 5 years; computer hardware and software — 5 years; and other, consisting of furniture and fixtures, leasehold improvements and vehicles — 5 to 10 years. Depreciation expense on property and equipment, inclusive of amortization of lease right-of-use assets, for the years ended December 31, 2024, 2023 and 2022 was $11.9 million, $10.5 million and $10.5 million, respectively.

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

Earnings per Common Share

Basic earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed using the weighted-average number of common shares outstanding and dilutive common shares, such as those issuable upon exercise of stock options and upon the vesting of restricted stock units (“RSUs”), deferred stock units (“DSUs”), and performance-based restricted stock units (“PSUs”).

Share-Based Compensation

The Company estimates the fair value of share-based awards on the date of grant using the Black-Scholes valuation model for stock options, using a Monte Carlo simulation for PSUs and using the share price on the date of grant for RSUs and DSUs. The value of the award is recognized ratably as an expense in the Company’s Consolidated Statements of Comprehensive Income over the requisite service periods, with adjustments made for forfeitures as they occur.

Advertising Costs

Advertising costs are expensed when incurred. Advertising costs were not material for the years ended December 31, 2024, 2023 and 2022.

Impairment of Long-Lived Assets

The carrying amounts of long-lived assets are periodically reviewed to determine whether current events or circumstances warrant adjustment to such carrying amounts. Any impairment would be measured as the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell. No impairment loss was recognized on the Company’s long-lived assets during the years ended December 31, 2024, 2023 or 2022.

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

No impairment loss was recognized on the Company’s intangible assets or goodwill during the years ended December 31, 2024, 2023 or 2022.

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains or losses on the subsequent reissuance of shares are credited or charged to additional paid-in capital.

Authorized Shares of Common Stock

On June 18, 2024, the Company amended its Restated Articles of Incorporation to increase the number of authorized shares of common stock available for issuance from 100 million to 200 million, as approved by the requisite vote of the Company’s shareholders.

Investments in Equity Securities

The Company accounts for investments in equity securities using the equity method when the Company determines that it can exercise significant influence over the investee. The Company accounts for investments in equity securities at fair value when the Company determines that it cannot exercise significant influence over the investee. During the year ended December 31, 2024, the Company invested $2.8 million for a 25% ownership share in a health care technology company which specializes in the long-term and acute care markets which was accounted for as an equity method investment. Investments in equity securities are recorded within “Other long-term assets” in the Company’s Consolidated Balance Sheets. The Company’s proportionate share of earnings or losses of the investee are recorded within “Investment and other income, net” on the Company’s Consolidated Statements of Comprehensive Income. The Company elects to record its proportionate share of earnings or losses in equity method investments using a three-month lag based on the most recently available financial statements.

Concentrations of Credit Risk

The Company’s financial instruments that are subject to credit risk are cash and cash equivalents, restricted cash equivalents, marketable securities, restricted marketable securities, deferred compensation funding and accounts and notes receivable. At December 31, 2024 and 2023, the majority of the Company’s cash and cash equivalents, restricted cash equivalents, marketable securities and restricted marketable securities were held in two large financial institution located in the United States. The Company’s marketable securities and restricted marketable securities are fixed income investments which are highly liquid and can be readily purchased or sold through established markets. The Company’s deferred compensation funding consists of fund and money market investments all of which are highly liquid and held in a trust account.

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
Although the Company negotiates the pricing and other terms for the majority of our purchases of food and dining supplies directly with national manufacturers, the Company procures more than 50% of these products and other items through Sysco Corporation (“Sysco”). Sysco is responsible for tracking the Company’s orders and delivering products to the Company’s customer locations.

Significant Customer

For the years ended December 31, 2024, 2023 and 2022, Genesis Healthcare, Inc. (“Genesis”) accounted for $148.9 million or 8.7%, $181.4 million or 10.9% and $169.1 million or 10.0% of the Company’s consolidated revenues, respectively. As of December 31, 2024, the Company had outstanding accounts receivable and notes receivable of $46.1 million and $21.9 million, respectively, from Genesis. Although the Company expects to continue its relationship with Genesis, there can be no assurance thereof. Revenues generated from Genesis were included in both operating segments previously mentioned. Any extended discontinuance of revenues, or significant reduction, from this customer could, if not replaced, have a material impact on our operations. In addition, if Genesis fails to abide by current payment terms it could increase our accounts receivable balance and have a material adverse effect on our financial condition, results of operations, and cash flows. No other single customer or customer group represented more than 10% of consolidated revenues for the years ended December 31, 2024, 2023 and 2022.

Reclassification

Prior period line items in the Consolidated Balance Sheets and the Consolidated Statements of Stockholders’ Equity have been revised to conform with current period presentation.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The Company adopted ASU 2023-07 for the annual period ended December 31, 2024. Refer to Note 12 — Segment Information herein for further information.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which amends the codification to enhance disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions. The amendments are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

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

The Company accounted for the ERC by analogy to International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance. During the quarter ended June 30, 2023, the Company filed a claim for the ERC for qualified wages paid in 2020 and 2021. Through February 14, 2025, the Company has been informed only that the IRS review of the ERC has been delayed, and no refunds or other material updates from the IRS regarding the ERC filing have been received. The Company believes that there is not reasonable assurance that any receipt of credits and compliance with the terms of the ERC will be obtained and therefore has not recognized any amounts related to the ERC in the accompanying consolidated financial statements. Should reasonable assurance over receipt of and compliance with terms of the ERC be obtained in future periods, the Company would recognize such amounts as an offset to expense within “Costs of services provided” in the Consolidated Statements of Comprehensive Income. In the event the Company obtains a refund in future periods, such refunds would be subject to IRS audit under the applicable statute of limitations.
Note 2 — Revenue

The Company presents its consolidated revenues disaggregated by reportable segment as Management evaluates the nature, amount, timing and uncertainty of the Company’s revenues by segment. Refer to Note 12 — Segment Information herein as well as the information below regarding the Company’s reportable segments.

Housekeeping

Housekeeping accounted for $765.4 million, $766.7 million and $795.7 million of the Company’s consolidated revenues for the years ended December 31, 2024, 2023 and 2022, respectively. Housekeeping services consist of managing customers’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the customers’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the customers’ facilities. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

Dietary

Dietary services accounted for $950.3 million, $904.7 million and $894.5 million of the Company’s consolidated revenues for the years ended December 31, 2024, 2023 and 2022, respectively. Dietary services consist of managing customers’ dietary departments which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support provided by a District Manager specializing in dietary services. The Company also offers clinical consulting services to facilities which if contracted is a service bundled within the monthly service provided to customers. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate dietitian services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

Revenue Recognition

The Company’s revenues are derived from contracts with customers. The Company recognizes revenue to depict the transfer of promised goods and services to customers in amounts that reflect the consideration to which the Company is entitled in exchange for those goods and services. The Company’s costs of obtaining contracts are not material.

The Company performs services and provides goods in accordance with its contracts with its customers. Such contracts typically provide for a renewable service term, cancellable by either party upon 30 to 90 days’ notice, after an initial period of 60 to 120 days. A performance obligation is the unit of account under ASC 606 - Revenues from Contracts with Customers (“ASC 606”) and is defined as a promise in a contract to transfer a distinct good or service to the customer. The Company’s Housekeeping and Dietary contracts relate to the provision of bundles of goods, services or both, which represent a series of distinct goods and services that are substantially the same and that have the same pattern of transfer to the customer. The Company accounts for the series as a single performance obligation satisfied over time, as the customer simultaneously receives and consumes the benefits of the goods and services provided. Revenue is recognized using the output method, which is based upon the delivery of goods and services to the customers’ facilities. In limited cases, the Company provides goods, services or both before the execution of a written contract. In these cases, the Company defers the recognition of revenue until a contract is executed. The amount of such deferred revenue was $0.2 million, less than $0.1 million and $0.3 million as of December 31, 2024, 2023 and 2022, respectively. Additionally, all such revenue amounts deferred as of December 31, 2023 were subsequently recognized as revenue during the year ended December 31, 2024.

The transaction price is the amount of consideration to which the Company is entitled in exchange for transferring promised goods or services to its customers. The transaction price does not include taxes assessed or collected. The Company’s contracts detail the fees that the Company charges for the goods and services it provides. For certain contracts which contain a variable component to the transaction price, the Company is required to make estimates of the amount of consideration to which the Company will be entitled, based on variability in resident and patient populations serviced, product usage, quantities consumed or history of implicit price concessions. The Company recognizes revenue related to such estimates when the Company determines that it is probable there will not be a significant reversal in the amount of revenue recognized. In instances where variable consideration exists and management’s estimate of variable consideration changes in subsequent periods, resulting in a change in transaction price, the Company records an adjustment to revenue on a cumulative catch-up basis. The Company’s contracts generally do not contain significant financing components, as payment terms are less than one year. In the event that the Company provides ongoing services to customers in active bankruptcy proceedings, in receivership or in other similar legal positions, the Company defers the recognition of revenue until cash is received, as the Company determines that collectability of substantially all of the entitled consideration in exchange for services provided is not probable for such customers until cash is received.

During the year ended December 31, 2023, the Company recorded a reduction to revenues of $13.8 million to reflect the Company’s change in estimate for price concessions based on new facts and circumstances related to a client’s out-of-court restructuring. Such adjustment reflects the Company’s current anticipated concession to be granted on certain amounts due as the Company’s current operating plans are to maintain providing services under this arrangement.

The Company allocates the transaction price to each performance obligation noting that the bundle of goods, services or goods and services provided under each Housekeeping and Dietary contract represents a single performance obligation that is satisfied over time. The Company recognizes the related revenue when it satisfies the performance obligation by transferring a bundle of promised goods, services or both to a customer. Such recognition is on a monthly or weekly basis, as goods are provided and services are performed. In some cases, the Company requires customers to pay in advance for goods and services to be provided. As of December 31, 2024, 2023 and 2022, the value of the contract liabilities associated with customer prepayments was $4.0 million, $3.2 million and $3.1 million, respectively. The Company recognized $1.9 million of revenue during the year ended December 31, 2024 which was recorded as a contract liability on December 31, 2023. The Company recognized $1.8 million of revenue during the year ended December 31, 2023 which was recorded as a contract liability on December 31, 2022.

Transaction Price Allocated to Remaining Performance Obligations

The Company recognizes revenue as it satisfies the performance obligations associated with contracts with customers, which due to the nature of the goods and services provided by the Company, are satisfied over time. Contracts may contain transaction prices that are fixed, variable or both. The Company’s contracts with customers typically provide for an initial term with renewable service terms, cancellable by either party upon 30 to 90 days’ notice after an initial period of 60 to 120 days. The Company has elected to apply the practical expedient that permits exclusion of information about the remaining performance obligations with original expected durations of one year or less. There were no remaining performance obligations with original expected durations of one year or longer as of December 31, 2024.

Note 3 — Accounts and Notes Receivable

The Company’s accounts and notes receivable balances consisted of the following as of December 31, 2024, 2023 and 2022:

	December 31, 2024	December 31, 2023	December 31, 2022
	(in thousands)
Short-term
Accounts receivable	$418,427	$425,681	$375,225
Allowance for doubtful accounts, accounts receivable	(87,520)	(80,817)	(66,601)
Total net accounts receivable	$330,907	$344,864	$308,624
Notes receivable — short–term portion	61,801	45,078	31,744
Allowance for doubtful accounts, notes receivable — short–term portion	(10,372)	(6,433)	(3,591)
Total net notes receivable — short–term portion	$51,429	$38,645	$28,153
Long-term
Notes receivable	$43,944	$29,281	$35,882
Allowance for doubtful accounts	(2,890)	(4,449)	(3,273)
Total net long-term notes receivable	$41,054	$24,832	$32,609
Total net accounts and notes receivable	$423,390	$408,341	$369,386

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

At December 31, 2024, the face value and discounted value of notes receivable with imputed interest were $39.7 million and $35.9 million, respectively. At December 31, 2023, the face value and discounted value of notes receivable with imputed interest were $7.6 million and $6.6 million, respectively. The effective interest rates applied on notes with imputed interest at December 31, 2024 and 2023 were 6.9% and 8.0%, respectively.

Note 4 — Allowance for Doubtful Accounts

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

The Company evaluates its accounts and notes receivable for expected credit losses quarterly. Accounts receivable are evaluated based on internally developed credit quality indicators derived from the aging of receivables. Notes receivable are evaluated based on internally developed credit quality indicators derived from management’s assessment of collection risk. At the end of each period, the Company sets a reserve for expected credit losses on standard accounts and notes receivable based on the Company’s historical loss rates. Accounts and notes receivable with an elevated risk profile, which are from customers who have filed bankruptcy or are subject to collections activity, are aggregated and evaluated to determine the total reserve for the class of receivable. Additionally, starting in the year ended December 31, 2024, for notes receivable management evaluates standard receivables based on whether the customer is current (paying within 60 days of terms) or delinquent (paying outside of 60 days of terms). As of December 31, 2024, the Genesis note receivable was classified as delinquent.

ASC 326-20 - Financial Instruments - Credit Losses (“ASC 326-20”) permits entities to make an accounting policy election not to measure an estimate for credit losses on accrued interest if those entities write off accrued interest deemed uncollectible in a timely manner. The Company follows an income recognition policy on all interest earned on notes receivable. Under such policy the Company accounts for all notes receivable on a non-accrual basis and defers the recognition of any interest income until receipt of cash payments. This policy was established based on the Company’s history of collections of interest on outstanding notes receivable, as we do not deem it probable that we will receive substantially all interest on outstanding notes receivable. Accordingly, the Company does not record a credit loss adjustment for accrued interest. For the years ended December 31, 2024, 2023 and 2022, the Company recognized $2.8 million, $2.8 million and $1.1 million in interest income from notes receivable, respectively.

In 2024, LaVie Care Centers, LLC and certain affiliated entities (“LaVie”), several of which are customers of the Company, filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Northern District of Georgia. The Company increased the allowance for doubtful accounts by $17.6 million related to outstanding LaVie invoices during the year ended December 31, 2024. The Company continues to provide services to LaVie post-petition.

The following tables present the Company’s three tiers of notes receivable for the years ended December 31, 2024 and 2023, respectively, further disaggregated by year of origination, as well as write-off activity:

	Notes Receivable as of December 31, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
	(in thousands)
Notes Receivable
Standard notes receivable	$53,592	$7,282	$15,743	$—	$—	$—	$76,617
Delinquent notes receivable	$499	$1,055	$1,942	$671	$—	$21,933	$26,100
Elevated risk notes receivable	$—	$1,537	$—	$—	$1,491	$—	$3,028

Current-period gross write-offs	$—	$742	$483	$3,024	$—	$26	$4,275
Current-period recoveries	—	—	—	—	—	—	—
Current-period net write-offs	$—	$742	$483	$3,024	$—	$26	$4,275

	Notes Receivable as of December 31, 2023
	Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Total
	(in thousands)
Notes Receivable
Standard notes receivable[1]	$18,175	$25,505	$855	$1,529	$3	$21,033	$67,100
Elevated risk notes receivable	$—	$—	$7,259	$—	$—	$—	$7,259

Current-period gross write-offs	$—	$189	$—	$—	$50	$2,253	$2,492
Current-period recoveries	—	—	—	—	—	—	—
Current-period net write-offs	$—	$189	$—	$—	$50	$2,253	$2,492
1.The Company did not identify delinquent notes receivable as a separate loss pool during the year ended December 31, 2023.

The following tables provide information as to the status of payment on the Company’s gross notes receivable which were past due as of December 31, 2024 and 2023, respectively:

	Age Analysis of Past-Due Notes Receivable as of December 31, 2024
	0-90 Days	91 - 180 Days	Greater than 181 Days	Total
	(in thousands)
Notes Receivable
Standard notes receivable	$142	$—	$—	$142
Delinquent notes receivable[1]	761	682	23,151	24,594
Elevated risk notes receivable	225	225	2,429	2,879
	$1,128	$907	$25,580	$27,615
1.Included within the Delinquent notes receivable past-due balance is the entire balance of notes receivable due from Genesis.

	Age Analysis of Past-Due Notes Receivable as of December 31, 2023
	0-90 Days	91 - 180 Days	Greater than 181 Days	Total
	(in thousands)
Notes Receivable
Standard notes receivable[1]	$3,851	$4,852	$6,914	$15,617
Elevated risk notes receivable	569	569	949	2,087
	$4,420	$5,421	$7,863	$17,704
1.The Company did not identify delinquent notes receivable as a separate loss pool during the year ended December 31, 2023.

The following tables provide a summary of the changes in the Company’s allowance for doubtful accounts on a portfolio segment basis for the years ended December 31, 2024 and 2023, respectively:

	Allowance for doubtful accounts
Portfolio Segment:	December 31, 2023	Reclassifications[1]	Write-Offs[2]	Bad Debt Expense	December 31, 2024
	(in thousands)
Accounts receivable	$80,819	$—	$(33,402)	$40,103	$87,520

Notes receivable
Standard notes receivable	$6,125	$(2,615)	$—	$1,586	$5,096
Delinquent notes receivable[1]	—	2,615	(1,252)	4,663	6,026
Elevated risk notes receivable	4,755	—	(3,023)	408	2,140
Total notes receivable	$10,880	$—	$(4,275)	$6,657	$13,262
Total accounts and notes receivable	$91,699	$—	$(37,677)	$46,760	$100,782
1.Delinquent notes receivable were identified as a new loss pool during the year ended December 31, 2024.
2.Write-offs are shown net of recoveries. During the year ended December 31, 2024, the Company collected $0.1 million of accounts receivables that were recovered subsequent to being written-off.

	Allowance for doubtful accounts
Portfolio Segment:	December 31, 2022	Write-Offs[1]	Bad Debt Expense	December 31, 2023
	(in thousands)
Accounts receivable	$66,601	$(14,877)	$29,095	$80,819

Notes receivable
Standard notes receivable[2]	$6,052	$(1,646)	$1,719	$6,125
Elevated risk notes receivable	811	(846)	4,790	4,755
Total notes receivable	$6,863	$(2,492)	$6,509	$10,880
Total accounts and notes receivable	$73,464	$(17,369)	$35,604	$91,699
1.Write-offs are shown net of recoveries. During the year ended December 31, 2023, the Company collected $0.2 million of accounts receivables that were recovered subsequent to being written-off.
2.The Company did not identify delinquent notes receivable as a separate loss pool during the year ended December 31, 2023.

Note 5 — Changes in Accumulated Other Comprehensive Loss by Component

For the years ended December 31, 2024, 2023 and 2022, the Company’s accumulated other comprehensive loss consisted of unrealized gains and losses from the Company’s available-for-sale marketable securities and restricted marketable securities. The following tables provide a summary of the changes in accumulated other comprehensive loss, net of taxes:

	Unrealized Gains and (Losses) on Available-for-Sale Securities[1]
	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Accumulated other comprehensive (loss) income — beginning balance	$(1,844)	$(3,477)	$4,000
Other comprehensive (loss) income before reclassifications	(753)	1,624	(7,505)
Losses reclassified from other comprehensive (loss) income²	280	9	28
Net current period other comprehensive (loss) income³	(473)	1,633	(7,477)
Accumulated other comprehensive loss — ending balance	$(2,317)	$(1,844)	$(3,477)
1.All amounts are net of tax.
2.Realized gains and losses were recorded pre-tax under “Investment and other income (loss), net” in the Consolidated Statements of Comprehensive Income. For the year ended December 31, 2024, the Company recorded $0.4 million of realized losses from the sale of available-for-sale securities. For the years ended December 31, 2023 and 2022, the Company recorded less than $0.1 million of realized losses from the sale of available-for-sale securities. Refer to Note 9 — Fair Value Measurements herein for further information.
3.For the year ended December 31, 2024, the change in accumulated other comprehensive loss was net of a tax benefit of $0.1 million. For the years ended December 31, 2023 and 2022, the changes in accumulated other comprehensive loss were net of a tax expense of $0.4 million and benefit of $2.0 million, respectively.

	Amounts Reclassified from Accumulated Other Comprehensive (Loss) Income
	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Losses from the sale of available-for-sale securities	$(355)	$(12)	$(37)
Tax benefit	75	3	9
Net loss reclassified from accumulated other comprehensive income	$(280)	$(9)	$(28)

Note 6 — Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded over the estimated useful life of each class of depreciable asset and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

The following table sets forth the amounts of property and equipment by each class of depreciable asset as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
	(in thousands)
Housekeeping and Dietary equipment	$17,052	$15,764
Computer hardware and software	8,196	6,870
Operating lease — right-of-use assets	29,669	27,099
Other[1]	904	1,070
Total property and equipment, at cost	55,821	50,803
Less accumulated depreciation[2]	27,623	22,029
Total property and equipment, net	$28,198	$28,774
1.Includes furniture and fixtures, leasehold improvements and autos and trucks.
2.Includes $13.2 million and $9.4 million related to accumulated depreciation on Operating lease – right-of-use assets as of December 31, 2024 and 2023, respectively.

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $11.9 million, $10.5 million, and $10.5 million, respectively. Of the depreciation expense recorded for the years ended December 31, 2024, 2023 and 2022, $7.8 million, $6.4 million and $6.1 million related to the depreciation of the Company’s operating lease - right-of-use assets (“ROU Assets”), respectively.

At December 31, 2024, 2023 and 2022, accrued purchases of property and equipment were $0.5 million, $0.7 million, and $0.3 million, respectively.

Note 7 — Leases

The Company recognizes ROU Assets and lease liabilities for automobiles, office buildings, IT equipment and small storage units for the temporary storage of operational equipment. The Company’s leases have remaining lease terms ranging from less than 1 year to 5 years. The Company recognizes extension options as part of the initial lease term for ROU Assets and lease liabilities when it is reasonably certain that the Company will exercise the extension option upon the completion of the initial lease term. Most leases include the option to terminate the lease within 1 year.

The Company uses practical expedients offered under the ASC 842 - Leases (“ASC 842”) to combine lease and non-lease components within leasing arrangements and to recognize the payments associated with short-term leases in earnings on a straight-line basis over the lease term, with the cost associated with variable lease payments recognized when incurred. These accounting policy elections impact the value of the Company’s ROU Assets and lease liabilities. The value of the Company’s ROU Assets is determined as the carrying value of its leasing arrangements and is recorded in Property and equipment, net on the Company’s Consolidated Balance Sheets. The value of the Company’s lease liabilities is the present value of fixed lease payments not yet paid, which is discounted using either the rate implicit in the lease contract if that rate can be determined or the Company’s incremental borrowing rate (“IBR”) and is recorded in Other accrued expenses and current liabilities and Lease liability — long-term on the Company’s Consolidated Balance Sheets. The Company’s IBR is determined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment.

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

As of December 31, 2024 and 2023, the Company’s short-term portion of lease obligations were $8.4 million and $7.4 million, respectively, and are recorded in Other accrued expenses and current liabilities with the remaining balance recognized under the Lease liability — long-term portion caption on the Company’s Consolidated Balance Sheets. The corresponding expense for the Company’s lease commitments are primarily recorded in selling, general and administrative expense on the Company’s Consolidated Statements of Comprehensive Income.

Components of lease expense are presented below for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Lease cost
Operating lease cost	$7,799	$6,400	$5,673
Short-term lease cost	883	1,037	1,265
Variable lease cost	1,609	1,952	857
Total lease cost	$10,291	$9,389	$7,795

Supplemental information is presented below for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024	2023	2022
	(dollar amounts in thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8,125	$6,808	$6,385
ROU Assets obtained in exchange for lease obligations	3,721	6,064	1,650
Weighted-average remaining lease term — operating leases	2.6 years	3.3 years	4.2 years
Weighted-average discount rate — operating leases	6.3%	6.6%	4.4%

During the years ended December 31, 2024 and 2023, the Company’s ROU Assets and lease liabilities were reduced by $0.8 million and $2.7 million, respectively due to lease cancellations.

The following is a schedule by calendar year of future minimum lease payments under operating leases that have remaining terms as of December 31, 2024:

Period/Year	Operating Leases
(in thousands)
2025	$8,420
2026	5,746
2027	2,264
2028	1,389
2029	116
Thereafter	—
Total minimum lease payments	$17,935
Less: imputed lease payments	1,480
Present value of lease liabilities	$16,455

Note 8 — Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses. Goodwill is not amortized but is evaluated for impairment on an annual basis or more frequently if impairment indicators arise. To date, the Company has not recognized an impairment of its goodwill.

The following table sets forth the amounts of goodwill by reportable segment as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	(in thousands)
Housekeeping	$42,377	$42,377
Dietary	33,152	33,152
Total Goodwill	$75,529	$75,529

Intangible Assets

The Company’s other intangible assets consist of customer relationships, trade names, patents and non-compete agreements which were obtained through acquisitions and are recorded at their fair values at the date of acquisition. The following table sets forth the amounts of other intangible assets as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
	(in thousands)
Customer relationships	$45,634	$38,093	$7,541	$45,634	$35,718	$9,916
Trade names	1,731	466	1,265	1,731	329	1,402
Patents	1,086	505	581	1,086	369	717
Non-compete agreements	233	178	55	233	141	92
Total other intangible assets	$48,684	$39,242	$9,442	$48,684	$36,557	$12,127

No acquisitions occurred during the year ended December 31, 2024. Intangible assets with determinable useful lives are amortized on a straight-line basis over their estimated useful lives. The weighted-average amortization period of customer relationships, trade names, patents, and non-compete agreements are approximately 10 years, 13 years, 8 years, and 4 years, respectively.

The following table sets forth the estimated amortization expense for intangibles subject to amortization for 2025, the following four fiscal years and thereafter:

Period/Year	Total Amortization Expense
(in thousands)
2025	$2,685
2026	$2,666
2027	$1,195
2028	$613
2029	$509
Thereafter	$1,774
Total	$9,442

Amortization expense for the years ended December 31, 2024, 2023 and 2022 was $2.7 million, $3.8 million and $4.9 million, respectively.

Note 9 — Fair Value Measurements

The Company’s current assets and current liabilities are financial instruments and most of these items (other than marketable securities, restricted marketable securities, inventories and supplies and the short-term portion of deferred compensation assets and liabilities) are recorded at cost in the Consolidated Balance Sheets. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature. The carrying value of the Company’s line of credit represents the outstanding amount of the borrowings, which approximates fair value. The Company’s financial assets that are measured at fair value on a recurring basis are its marketable securities, restricted marketable securities and deferred compensation funding. The recorded values of all of the financial instruments approximate their current fair values because of their nature, stated interest rates and respective maturity dates or durations.

The Company’s marketable securities and restricted marketable securities are held by the Company’s captive insurance company to satisfy capital requirements of the state regulator related to captive insurance companies. Restricted marketable securities are held by the Company’s captive insurance company as collateral for certain insurance coverages. Such securities are primarily comprised of municipal bonds, treasury notes, corporate bonds and other government bonds which are classified as available-for-sale and are reported at fair value. Unrealized gains and losses associated with these investments are included in Unrealized (loss) gain on available-for-sale marketable securities, net of taxes within the Consolidated Statements of Comprehensive Income. Marketable securities and restricted marketable securities are classified within Level 2 of the fair value hierarchy, as these securities are measured using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable. Such valuations are determined by a third-party pricing service. For the year ended December 31, 2024, the Company recorded unrealized losses, net of taxes of $0.5 million on marketable securities. For the years ended December 31, 2023 and 2022, the Company recorded unrealized gains, net of taxes of $1.6 million and unrealized losses, net of taxes of $7.5 million on marketable securities, respectively.

For the years ended December 31, 2024, 2023 and 2022, the Company received total proceeds, less the amount of interest received, of $67.0 million, $2.0 million and $10.4 million, respectively, from sales of available-for-sale securities. These sales resulted in realized losses of $0.4 million for the year ended December 31, 2024 and realized losses of less than $0.1 million for the years ended December 31, 2023 and 2022. Such gains and losses were recorded in Investment and other income (loss), net in the Consolidated Statements of Comprehensive Income. The basis for the sale of these securities was the specific identification of each security sold during the period.

As part of a prior period acquisition of a prepackaged meal manufacturer, the Company agreed to pay royalties to the seller on all future product sales. The Company records a liability for the expected future payments within Other long-term liabilities on the Consolidated Balance Sheets. The fair value of this liability is measured using forecasted sales models (Level 3). For the years ended December 31, 2024, 2023 and 2022, the Company recorded realized gains of $0.6 million, $1.1 million and $2.4 million, respectively, within Costs of services provided in the Consolidated Statements of Comprehensive Income related to the measurement of the liability at each balance sheet date.

The investments under the deferred compensation plan are accounted for as trading securities and unrealized gains or losses are recorded within Investment and other income (loss), net in the Consolidated Statements of Comprehensive Income. The fair values of these investments are determined based on quoted market prices (Level 1) or the net asset value (“NAV”) of underlying share investments (Level 2). For the years ended December 31, 2024, 2023 and 2022, the Company recorded unrealized gains of $8.3 million, unrealized gains of $6.6 million and unrealized losses of $9.3 million, respectively, related to trading securities still held at the respective reporting dates.

The following table summarizes the contractual maturities of debt securities held as of December 31, 2024 and 2023 which are classified within “Marketable securities, at fair value” and “Restricted marketable securities, at fair value” in the Consolidated Balance Sheets:

	Debt Securities — Available-for-Sale
Contractual maturity:	December 31, 2024	December 31, 2023
	(in thousands)
Marketable securities, at fair value
Maturing in one year or less	$653	$6,324
Maturing in second year through fifth year	23,341	34,939
Maturing in sixth year through tenth year	13,113	39,309
Maturing after ten years	13,428	12,559
Total marketable securities, at fair value	$50,535	$93,131
Restricted marketable securities, at fair value
Maturing in one year or less	$2,474	$—
Maturing in second year through fifth year	15,774	—
Maturing in sixth year through tenth year	5,837	—
Maturing after ten years	1,020	—
Total restricted marketable securities, at fair value	$25,105	$—
Total debt securities — available-for-sale	$75,640	$93,131

The following tables provide fair value measurement information for the Company’s financial assets, including marketable securities, restricted marketable securities and deferred compensation fund investments as of December 31, 2024 and 2023:

	As of December 31, 2024
			Fair Value Measurement Using:
(amounts in thousands)	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities
Municipal bonds — taxable	$9,600	$9,600	$—	$9,600	$—
Municipal bonds — non-taxable	40,935	40,935	—	40,935	—
Total marketable securities	$50,535	$50,535	$—	$50,535	$—

Restricted marketable securities
U.S. treasury bonds	$7,309	$7,309	$—	$7,309	$—
U.S. government agency bonds	1,218	1,218	—	1,218	—
International fixed income bonds	652	652	—	652	—
Corporate bonds	6,796	6,796	—	6,796	—
Municipal bonds — taxable	9,130	9,130	—	9,130	—
Total restricted marketable securities	$25,105	$25,105	$—	$25,105	$—

Deferred compensation plan
Money market[1]	$1,961	$1,961	$—	$1,961	$—
Commodities	295	295	295	—	—
Fixed income	4,417	4,417	4,417	—	—
International	4,999	4,999	4,999	—	—
Large cap blend	6,669	6,669	6,669	—	—
Large cap growth	18,524	18,524	18,524	—	—
Large cap value	6,964	6,964	6,964	—	—
Mid cap blend	3,957	3,957	3,957	—	—
Real estate	372	372	372	—	—
Small cap blend	2,980	2,980	2,980	—	—
Deferred compensation plan[2]	$51,138	$51,138	$49,177	$1,961	$—

	As of December 31, 2023
			Fair Value Measurement Using:
(amounts in thousands)	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities
Municipal bonds — non-taxable	$93,131	$93,131	$—	$93,131	$—

Deferred compensation plan
Money market[1]	$2,007	$2,007	$—	$2,007	$—
Commodities	298	298	298	—	—
Fixed income	4,254	4,254	4,254	—	—
International	4,621	4,621	4,621	—	—
Large cap blend	5,053	5,053	5,053	—	—
Large cap growth	13,886	13,886	13,886	—	—
Large cap value	5,964	5,964	5,964	—	—
Mid cap blend	3,192	3,192	3,192	—	—
Real estate	374	374	374	—	—
Small cap blend	2,664	2,664	2,664	—	—
Deferred compensation plan[2]	$42,313	$42,313	$40,306	$2,007	$—
1.The fair value of the money market is based on the NAV of the shares held by the plan at the end of the period. The money market fund includes short-term United States dollar denominated money market instruments and the NAV is determined by the custodian of the fund. The money market fund can be redeemed at its NAV at the measurement date as there are no significant restrictions on the ability to sell this investment.
2.The deferred compensation plan carrying amounts and total fair value amounts as of December 31, 2024 and 2023 are inclusive of $1.5 million each of holdings expected to be paid to former employees within the next twelve months which were recorded under Prepaid expenses and other assets in the Company’s Consolidated Balance Sheets.

The following table shows the amortized cost, unrealized gains and losses, and estimated fair value of the Company’s debt securities as of December 31, 2024 and 2023:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Credit Impairment Losses[1]
December 31, 2024	(in thousands)
Type of security:
Marketable securities
Municipal bonds — taxable	$10,276	$—	$(676)	$9,600	$—
Municipal bonds — non-taxable	43,255	—	(2,320)	40,935	—
Total marketable securities	$53,531	$—	$(2,996)	$50,535	$—
Restricted marketable securities
U.S. treasury bonds	$7,276	$38	$(5)	$7,309
U.S. government agency bonds	1,208	10	—	1,218
International fixed income bonds	647	5	—	652
Corporate bonds	6,780	30	(14)	6,796
Municipal bonds — taxable	9,131	40	(41)	9,130
Total restricted marketable securities	$25,042	$123	$(60)	$25,105	$—
Total debt securities — available-for-sale	$78,573	$123	$(3,056)	$75,640	$—

December 31, 2023
Type of security:
Municipal bonds — non-taxable	$95,466	$387	$(2,722)	$93,131	$—
Total debt securities — available-for-sale	$95,466	$387	$(2,722)	$93,131	$—

Note 10 — Share-Based Compensation

The components of the Company’s share-based compensation expense for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Stock options	$708	$969	$1,253
Restricted stock units and deferred stock units	6,870	6,657	6,972
Performance stock units	1,341	1,210	819
Employee Stock Purchase Plan	246	149	170
Total pre-tax share-based compensation expense charged against income	$9,165	$8,985	$9,214

Total recognized tax deficiency related to share-based compensation	$(607)	$(773)	$(783)

At December 31, 2024 and 2023, the unrecognized compensation cost related to unvested stock options and awards was $16.2 million and $16.5 million, respectively. The weighted average period over which these awards will vest was approximately 2.8 years as of both December 31, 2024 and December 31, 2023.

The following table summarizes the components of share-based compensation expense included within the Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Selling, general and administrative expense	$9,086	$8,942	$9,160
Costs of services provided	79	43	54
Total share-based compensation expense	$9,165	$8,985	$9,214

Amended 2020 Omnibus Incentive Plan

On May 26, 2020, the Company adopted the 2020 Omnibus Incentive Plan (the “2020 Plan”) after approval by the Company’s shareholders at the 2020 Annual Meeting of Shareholders. On May 30, 2023, the Company increased the authorized shares under the 2020 Omnibus Incentive Plan (as amended, the “Amended 2020 Plan”) by 2.5 million shares after approval by the Company’s shareholders at the 2023 Annual Meeting of Shareholders. The Amended 2020 Plan provides that current or prospective officers, employees, non-employee directors and advisors can receive share-based awards such as stock options, performance stock units, restricted stock units and other stock awards. The Amended 2020 Plan seeks to encourage profitability and growth of the Company through short-term and long-term incentives that are consistent with the Company’s operating objectives.

As of December 31, 2024, there were 6.7 million shares of common stock reserved for issuance under the Amended 2020 Plan, of which 2.4 million are available for future grant. The amount of shares available for issuance under the Amended 2020 Plan will increase when outstanding awards under the Company’s Second Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”) are subsequently forfeited, terminated, lapsed or satisfied thereunder in cash or property other than shares. No stock award will have a term in excess of 10 years. The Nominating, Compensation and Stock Option Committee (the “NCSO”) of the Board of Directors is responsible for determining the terms of the grants in accordance with the Amended 2020 Plan.

Stock Options

A summary of stock options outstanding under the Amended 2020 Plan and the 2012 Plan as of December 31, 2023 and changes during the year ended December 31, 2024 are as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price
	(in thousands)
December 31, 2023	2,438	$30.43
Granted	290	$10.36
Exercised	—	$—
Forfeited	(1)	$24.43
Expired	(199)	$29.12
December 31, 2024	2,528	$28.23

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2024, 2023 and 2022 was $5.06, $6.53 and $4.06 per common share, respectively. No stock options were exercised during the years ended December 31, 2024 and 2023. The total intrinsic value of stock options exercised during the year ended December 31, 2022 was $0.1 million. The total fair value of stock options vested during the years ended December 31, 2024, 2023 and 2022 were $1.0 million, $1.3 million and $1.8 million, respectively.

For the year ended December 31, 2024 there was no tax deficiency realized from stock options exercised. For the years ended December 31, 2023 and 2022 the tax deficiency realized from stock options exercised was immaterial.

The fair value of stock option awards granted in 2024, 2023 and 2022 were estimated on the dates of grant using the Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	3.9%	4.0%	1.5%
Weighted average expected life	7.0 years	6.9 years	6.7 years
Expected volatility	40.5%	39.5%	36.6%
Dividend yield	—%	—%	4.6%

The following table summarizes other information about the stock options at December 31, 2024:

December 31, 2024
(amounts in thousands, except per share data)
Outstanding:
Aggregate intrinsic value	$0.4
Weighted average remaining contractual life	4.5 years
Exercisable:
Number of options	1,737
Weighted average exercise price	$33.91
Aggregate intrinsic value	$—
Weighted average remaining contractual life	3.0 years

Restricted Stock Units and Deferred Stock Units

The fair value of outstanding restricted stock units (“RSUs”) and deferred stock units (“DSUs”) was determined based on the market price of the shares on the date of grant. During the years ended December 31, 2024, 2023 and 2022, the Company granted 0.8 million, 0.5 million and 0.4 million RSUs and DSUs with weighted average grant date fair values of $10.39, $13.72 and $18.06 per unit, respectively.

A summary of the outstanding RSUs and DSUs as of December 31, 2023 and changes during the year ended December 31, 2024 is as follows:

	Restricted Stock Units & Deferred Stock Units
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2023	1,102	$18.57
Granted	775	$10.39
Vested	(298)	$21.68
Forfeited	(63)	$13.56
December 31, 2024	1,516	$13.98

The weighted average remaining vesting period for the unvested RSUs is 3.1 years.

The weighted average grant-date fair values and total fair values of RSUs vested during 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except per share data)
Weighted average grant-date fair value of restricted stock units granted	$10.39	$13.72	$18.06
Total fair value of restricted stock units and restricted shares vested	$3,257	$2,991	$3,307

The Company grants DSUs to non-employee directors. Once vested, the recipient shall be entitled to receive a lump sum payment of a number of shares equal to the total number of DSUs issued to such recipient upon the first to occur of (i) the five year anniversary of the date of grant, (ii) the recipient’s death, disability or separation of service from the Board, or (iii) a change of control (as defined by the Amended 2020 Plan). Non-employee directors can also elect to receive their Board of Directors retainer in the form of DSUs in lieu of cash. DSUs issued in lieu of cash for retainers vest immediately. The number of DSUs granted to these directors is determined based on the stock price on the award date and approximates the cash value the directors would otherwise receive for their retainer. Three non-employee directors made an election in 2023 to receive DSUs in lieu of cash for their 2024 Board of Directors retainer.

On May 28, 2024, the NCSO granted an aggregate of 30,000 DSUs to the Company’s non-employee directors. Each DSU award granted vests in one year. The unrecognized share-based compensation cost of DSU awards at December 31, 2024 is $0.1 million and is expected to be recognized over a weighted-average period of 0.4 years.

Performance Stock Units

On January 3, 2024, the NCSO granted 0.1 million Performance Stock Units (“PSUs”) to the Company’s executive officers. Such PSUs are contingent upon the achievement of certain total shareholder return (“TSR”) targets as compared to the TSR of the S&P 400 MidCap Index and the participant’s continued employment with the Company for the three year period ending December 31, 2026, the date at which such awards vest. The unrecognized share-based compensation cost of the TSR-based PSU awards at December 31, 2024 is $1.4 million and is expected to be recognized over a weighted-average period of 1.4 years.

A summary of the outstanding PSUs as of December 31, 2023 and changes during the year ended December 31, 2024 is as follows:

	Performance Stock Units
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2023	175	$21.52
Granted	118	$11.85
Vested	—	$—
Forfeited	(35)	$34.52
December 31, 2024	258	$15.31

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

Under the ESPP, the Company is authorized to issue up to 4.1 million shares of its common stock to its employees. Pursuant to such authorization, there are 1.7 million shares available for future grant at December 31, 2024. Under the terms of the ESPP, participants may contribute through payroll deductions up to $21,250 (85% of IRS limitation) of their compensation toward the purchase of the Company’s common stock. No employee may purchase common stock which exceeds $25,000 in fair market value (determined on the option date) for each calendar year. The per option price is equal to the lower of 85% of the fair market price on the first day of the offering period, or 85% of the fair market price on the last day of the offering period.

The following table summarizes information about the Company’s ESPP annual offerings for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except per share data)
Common shares purchased	88	95	95
Per common share purchase price	$8.81	$8.81	$10.20

The expense associated with the options granted under the ESPP during the year ended December 31, 2024 and 2023 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.8%	4.8%
Weighted average expected life (years)	1.0	1.0
Expected volatility	37.1%	42.9%
Dividend yield	—%	7.1%

Deferred Compensation Plan

The Company offers a Supplemental Executive Retirement Plan (“SERP”) for executives and certain key employees. The SERP is not qualified under Section 401 of the Internal Revenue Code. The SERP allows participants to defer up to 25% of their earned income on a pre-tax basis, and as of the last day of each plan year, each participant will be credited with a 25% match of up to 15% of their earnings deferred in the form of the Company’s common stock based on the then-current market value. SERP participants fully vest in the Company’s matching contribution three years from the first day of the initial year of participation. The income deferred and the matching contributions are unsecured and subject to the claims of the Company’s general creditors.

Under the SERP, the Company is authorized to issue 1.0 million shares of its common stock to its employees. Pursuant to such authorization, the Company has 0.2 million shares available for future grant at December 31, 2024. At the time of issuance, such shares are accounted for at cost as treasury stock. At December 31, 2024, approximately 0.4 million of shares granted under the SERP are vested and remain in the respective active participants’ accounts with the trustee.

The following table summarizes information about the SERP during the plan years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
SERP expense [1]	$579	$533	$486
Treasury shares issued to fund SERP expense[2]	49	50	40
Year end SERP trust account balance[3]	$51,138	$42,313	$35,111
Unrealized gain (loss) recorded in SERP liability account	$8,241	$6,684	$(9,178)
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

Note 11 — Income Taxes

The following table summarizes the provision for income taxes:

	Year Ended December 31,
	2024	2023	2022
	(amounts in thousands)
Current:
Federal	$12,275	$13,728	$3,022
State	4,139	5,762	2,381
	$16,414	$19,490	$5,403
Deferred:
Federal	$(2,304)	$(4,183)	$4,163
State	(640)	(637)	744
	$(2,944)	$(4,820)	$4,907

Tax provision	$13,470	$14,670	$10,310

Deferred income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax basis of assets and liabilities.

Significant components of the Company’s federal and state deferred tax asset and liability balances were as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$25,138	$22,788
Deferred compensation	9,159	9,048
Accrued insurance claims	5,277	5,580
Non-deductible reserves	497	169
Lease liabilities	4,214	4,765
Share based compensation	3,312	2,988
Other	3,275	2,418
	$50,872	$47,756
Deferred tax liabilities:
Expensing of housekeeping supplies	$(2,174)	$(2,351)
Amortization of goodwill and intangibles	(3,861)	(3,000)
Depreciation of property and equipment	(1,664)	(1,688)
Lease right-of-use assets	(4,048)	(4,571)
Other	(955)	(920)
	$(12,702)	$(12,530)

Net deferred tax assets	$38,170	$35,226

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

The table below provides a reconciliation between the tax expense computed by applying the statutory federal income tax rate to income before income taxes and the provision for income taxes:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Income tax expense computed at statutory rate	$11,118	$11,182	$9,356
Increases (decreases) resulting from:
State income taxes, net of federal tax benefit	2,631	4,153	2,594
Federal jobs credits	(1,914)	(2,014)	(2,571)
Tax exempt interest	(306)	(348)	(308)
Share-based compensation	1,722	1,610	1,250
Fines and penalties	18	55	4
Other, net	201	32	(15)
Income tax expense	$13,470	$14,670	$10,310

The Company performs an evaluation each period of its tax positions taken and expected to be taken in tax returns. The evaluation is performed on positions relating to tax years that remain subject to examination by major tax jurisdictions, the earliest of which is the tax year ended December 31, 2019. Based on the evaluation, the Company concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Therefore, the table reporting on the change in the liability for unrecognized tax benefits during the years ended December 31, 2024 and 2023 is omitted as there is no activity to report in such account for the years ended December 31, 2024 or 2023.

Note 12 — Segment Information

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

In 2024, the Company adopted ASU 2023-07. ASU 2023-07 created certain additional disclosure requirements, including, among other requirements, a disclosure of the Company’s Significant Segment Expenses (“SSEs”) regularly provided to the Company’s Chief Operating Decision Maker (“CODM”) included within each reported measure of segment profit or loss, a required disclosure for other segment items and a narrative description of such items, a disclosure of the title and the position of the CODM and a narrative disclosure describing how the CODM uses the reported segment profit or loss measures to assess segment performance and allocate resources.

The CODM for both segments for each of the years ended December 31, 2024, 2023, and 2022 was Theodore Wahl, the Company’s President and Chief Executive Officer. As part of the adoption of ASU 2023-07, management reviewed the information provided to the CODM and updated the presentation of such information, including SSEs, to better align with the requirements of ASU 2023-07. Certain prior period segment information has been recast in order to conform with current-period presentation requirements, including the allocation methodology of bad debt expense, labor and labor-related costs and certain other segment items to segments. Additionally, the Company’s CODM does not review assets by segment to assess segment performance or allocate resources, nor is such information provided to the CODM. Accordingly, the Company does not present assets by segment.

The Company’s SSEs for each segment include direct labor costs and segment-based management expenses (collectively, “labor and labor-related”), food, chemicals and supplies, bad debt expense, and depreciation & amortization, as these are specific costs regularly provided to the CODM and used to evaluate segment performance. Other segment items include expenses recorded within costs of services provided which are not regularly provided to the CODM. The CODM evaluates segment profit each period against historical results, factoring in macroeconomic factors such as the cost of labor and supplies, to assess segment performance.

The Company’s accounting policies for the segments are generally the same as described in the Company’s significant accounting policies. The Company does not allocate Corporate expenses, gains (losses) on deferred compensation plan investments, other (income) expense, net, interest expense and income tax provision to segments; such amounts are added to combined segment profit and reconciled to the Company’s consolidated income before income taxes. All revenues and net income are earned in the United States.

The following tables provide profit information disaggregated by the Company’s reportable segments for each of the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31, 2024
	Housekeeping	Dietary	Total
	(in thousands, except for percentages)
Revenues	$765,368	$950,314	$1,715,682
Significant Segment Expenses
Labor and labor-related[1]	600,198	537,446	1,137,644
Food, chemicals and supplies	56,504	308,859	365,363
Bad debt expense	14,101	32,659	46,760
Depreciation and amortization expense	3,701	2,856	6,557
Other segment items[2]	15,454	22,473	37,927
Segment profit	$75,410	$46,021	$121,431
Segment margin	9.9%	4.8%

Unallocated expenses (income)
Corporate expenses[3]			$68,160
Gain on deferred compensation plan investments			8,241
Other (income), net			(14,349)
Interest expense			6,438
Income before income taxes			$52,941
1.Includes direct labor costs, field management costs (including certain costs included in selling, general and administrative expense), employer taxes, workers' compensation and general liability insurance.
2.Includes expenses for technology, employment advertising, travel & entertainment, professional services and various other less significant expense items.
3.Represents selling, general and administrative expense less the amounts allocated to segments for labor and benefits.

	Year Ended December 31, 2023
	Housekeeping	Dietary	Total
	(in thousands, except for percentages)
Revenues	$766,651	$904,738	$1,671,389
Significant Segment Expenses
Labor and labor-related[1]	599,881	522,052	1,121,933
Food, chemicals and supplies	58,627	294,690	353,317
Bad debt expense	17,557	18,046	35,603
Depreciation and amortization expense	3,664	3,779	7,443
Other segment items[2]	14,907	21,446	36,353
Segment profit	$72,015	$44,725	$116,740
Segment margin	9.4%	4.9%

Unallocated expenses (income)
Corporate expenses[3]			$62,082
Gain on deferred compensation plan investments			6,684
Other (income), net			(12,938)
Interest expense			7,856
Income before income taxes			$53,056
1.Includes direct labor costs, field management costs (including certain costs included in selling, general and administrative expense), employer taxes, workers' compensation and general liability insurance.
2.Includes expenses for technology, employment advertising, travel & entertainment, professional services and various other less significant expense items.
3.Represents selling, general and administrative expense less the amounts allocated to segments for labor and benefits.

	Year Ended December 31, 2022
	Housekeeping	Dietary	Total
	(in thousands, except for percentages)
Revenues	$795,687	$894,489	$1,690,176
Significant Segment Expenses
Labor and labor-related[1]	621,469	534,786	1,156,255
Food, chemicals and supplies	63,300	288,975	352,275
Bad debt expense	11,823	20,146	31,969
Depreciation and amortization	4,040	4,528	8,568
Other segment items[2]	14,427	19,675	34,102
Segment profit	$80,628	$26,379	$107,007
Segment margin	10.1%	2.9%

Unallocated expenses (income)
Corporate expenses[3]			$63,218
Loss on deferred compensation plan investments			(9,178)
Other expense, net			5,427
Interest expense			2,987
Income before income taxes			$44,553
1.Includes direct labor costs, field management costs (including certain costs included in selling, general and administrative expense), employer taxes, workers' compensation and general liability insurance.
2.Includes expenses for technology, employment advertising, travel & entertainment, professional services and various other less significant expense items.
3.Represents selling, general and administrative expense less the amounts allocated to segments for labor and benefits.

The following table provides capital expenditures disaggregated by the Company’s reportable segments for each of the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Capital expenditures
Housekeeping	$5,166	$4,684	$4,412
Dietary	936	494	499
Corporate overhead	234	228	299
Consolidated	$6,336	$5,406	$5,210

Note 13 — Basic Earnings Per Common Share

Basic and diluted earnings per common share are computed by dividing net income by the weighted-average number of basic and diluted common shares outstanding, respectively. The weighted-average number of diluted common shares includes the impact of dilutive securities, including outstanding stock options and unvested restricted stock units. The table below reconciles the weighted-average basic and diluted common shares outstanding for 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022

Numerator for basic and diluted earnings per share:
Net income	$39,471	$38,386	$34,243

Denominator:
Weighted average number of common shares outstanding - basic	73,754	74,288	74,336
Effect of dilutive securities[1]	234	52	15
Weighted average number of common shares outstanding - diluted	73,988	74,340	74,351

Basic earnings per share:	$0.54	$0.52	$0.46

Diluted earnings per share:	$0.53	$0.52	$0.46
1.Certain outstanding equity awards are anti-dilutive and therefore were excluded from the calculation of the weighted-average number of diluted common shares outstanding.

Anti-dilutive outstanding equity awards under share-based compensation plans were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Anti-dilutive equity awards	2,788	3,228	3,203

Note 14 — Other Contingencies

Line of Credit

At December 31, 2024, the Company had a $300.0 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit generally bear interest at a floating rate, based on the Company’s leverage ratio, and starting at the Term Secured Overnight Financing Rate (“SOFR”) plus 165 basis points. The Company did not have any borrowings under the line of credit as of December 31, 2024, and as of December 31, 2023 there were $25.0 million of borrowings under the line of credit at an effective interest rate of 7.26%. The line of credit requires the Company to satisfy two financial covenants, with which the Company is in compliance as of December 31, 2024. The line of credit expires on November 22, 2027. The Company’s line of credit was amended on November 22, 2022 to, among other things, provide for a five-year unsecured revolving loan facility in the aggregate amount of $300 million with, at the Company’s option, the ability to increase the revolving loan commitments to an aggregate amount not to exceed $500 million.

At December 31, 2024, the Company had outstanding $50.8 million in irrevocable standby letters of credit, which relate to payment obligations under the Company’s insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $50.8 million to $249.2 million at December 31, 2024. On December 24, 2024, January 16, 2025 and January 22, 2025, the letters of credit were renewed, and they all expire in the first quarter of 2026.

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

Legal Proceedings

The Company is subject to various claims and legal actions in the ordinary course of business and records legal expenses as they are incurred. Some of these matters include payroll- and employee-related matters and examinations by governmental agencies. As the Company becomes aware of such claims and legal actions, the Company records accruals for any exposures that are probable and estimable. If adverse outcomes of such claims and legal actions are reasonably possible, Management assesses materiality and provides financial disclosure, as appropriate.

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

Note 15 — Other Employee Benefit Plans

Retirement Savings Plan

Since October 1, 1999, the Company has had a retirement savings plan for eligible employees (the “RSP”) under Section 401(k) of the Internal Revenue Code. The RSP allows eligible employees to contribute up to 15% of their eligible compensation on a pre-tax basis.

Note 16 — Related Party Transactions

During the year ended December 31, 2024, the Company invested in Align+Engage LLC, a health care technology company which specializes in the long-term and acute care markets, which is accounted for as an equity method investment. During the year ended December 31, 2024, the Company incurred costs of $0.6 million in connection with work performed by Align+Engage LLC on an application to be used by Company personnel.

For the years ended December 31, 2023 and 2022, the Company did not have any material related party transactions.

Note 17— Accrued Insurance Claims

The Company currently has a Paid Loss Retrospective Insurance Plan for general liability, workers’ compensation, auto and other self-insurance programs, which comprised approximately 25.4% and 25.3% of the Company’s liabilities at December 31, 2024 and 2023, respectively. Under the Company’s insurance plans, predetermined loss limits are arranged with the Company’s insurance company to limit both per occurrence cash outlay and annual insurance plan cost. The Company’s accounting for this plan utilizes current valuations from a third-party actuary, which include assumptions based on data such as historical claims, pay-out experience, demographic factors, industry trends, severity factors and other actuarial calculations. In the event that the Company’s claims experience and/or industry trends result in an unfavorable change in the assumptions or outcomes, it would have an adverse effect on the Company’s results of operations and financial condition.

For general liability, workers’ compensation, auto and other self-insurance programs, the Company records both a reserve for the estimated future cost of claims and related expenses that have been reported but not settled, as well as an estimate of claims incurred but not reported. General liability and workers’ compensation reserves for claims incurred but not reported are developed by a third party actuary through review of the Company’s historical data and open claims.

In 2024, self-insurance liabilities decreased due to favorable $11.6 million adjustments after considering updated actuarial estimates for projected incurred losses on past claims. In 2023, self-insurance liabilities decreased due to a favorable $12.5 million adjustment after considering updated actuarial estimates for projected incurred losses on past claims. Such estimates declined in 2024 due to favorable claim experience and loss mitigation efforts.

Note 18 — Treasury Stock

On February 14, 2023, our Board of Directors authorized the repurchase of up to 7.5 million outstanding shares of common stock. Pursuant to the Repurchase Plan, the Company repurchased 0.4 million shares of the Company’s common stock during the year ended December 31, 2024 for a total cost of $5.0 million inclusive of transaction costs. For the year ended December 31, 2023, the Company purchased 1.0 million shares of the Company's common stock for a total cost of $11.1 million inclusive of transaction costs.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In accordance with the Exchange Act Rules 13a-15 and 15a-15, the Company carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s CEO and CFO concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange commission, and (2) accumulated and communicated to our management, including the Company’s CEO and CFO, to allow timely decisions regarding required disclosure.

Remediation of Previously Disclosed Material Weakness

In Part II, Item 9A, Controls and Procedures of our Annual report on Form 10-K for the year ended December 31, 2023, the Company disclosed a material weakness related to controls over accrued employee vacation. During the year ended December 31, 2024, the Company completed remediation measures through the implementation of new and enhanced controls over quarterly accrued employee vacation reporting, performed tests over the design and implementation of controls and concluded on the effectiveness of all related controls. Management has determined that the controls related to the remediation actions discussed above were effectively designed and operated effectively for a sufficient period of time to enable the Company to conclude that the material weakness has been remediated as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive and principal financial officers, management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Audit Report on Internal Controls Over Financial Reporting of the Registered Public Accounting Firm

Grant Thornton LLP, the Company’s independent registered public accounting firm has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.

Changes in Internal Control over Financial Reporting

Other than the remediation of the previously disclosed material weakness described above, there were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Control over Financial Reporting and Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected or preventable.

Item 9B. Other Information.

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The information regarding directors and executive officers and the Company’s insider trading policies are incorporated herein by reference to the Company’s definitive proxy statement to be mailed to its shareholders in connection with its 2025 Annual Meeting of Shareholders and to be filed within 120 days of the close of the year ended December 31, 2024.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct that applies to all employees, including executive officers and directors. The code of ethics is publicly available on the Corporate Governance page of the Company’s website at www.hcsg.com. If the Company makes any amendments or grant any waivers, including implicit waivers, from a provision of the Company code of ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies on the Company’s website set forth above or in a report on Form 8-K filed with the Securities and Exchange Commission.

Item 11.   Executive Compensation.

The information regarding executive compensation is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to shareholders in connection with its 2025 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2024.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to shareholders in connection with its 2025 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ending December 31, 2024.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information regarding certain relationships and related transactions, and director independence is incorporated herein by reference to the Company’s definitive proxy statement mailed to shareholders in connection with its 2025 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2024.

Item 14.   Principal Accountant Fees and Services.

The information regarding principal accountant fees and services is incorporated herein by reference to the Company’s definitive proxy statement mailed to shareholders in connection with its 2025 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2024.

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

(b) See Item 15(a)(3) above.

(c) See Item 15(a)(2) above.

Item 16.   Form 10-K Summary.

None.

Healthcare Services Group, Inc.
Schedule II — Valuation and Qualifying Accounts and Reserves

Description	Beginning Balance	Charged to Costs and Expenses	Deductions	Ending Balance
	(in thousands)
2024
Allowance for Doubtful Accounts	$91,699	$46,760	$37,677	$100,782
2023
Allowance for Doubtful Accounts	$73,464	$35,604	$17,369	$91,699
2022
Allowance for Doubtful Accounts	$65,584	$31,969	$24,088	$73,464

Exhibit Index

The following Exhibits are filed as part of this Report (references are to Reg. S-K Exhibit Numbers):

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of the Registrant as of May 30, 2000	10-K	0-12015	3/21/2001	3.2	—
3.2	Amendment to the Amended and Restated Articles of Incorporation of the Registrant as of May 22, 2007	8-K	0-12015	5/24/2007	3.1	—
3.3	Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated June 18, 2024	10-Q	0-12015	7/26/2024	3.1	—
3.3	Third Amended and Restated Bylaws of the Registrant as of February 13, 2024	10-K	0-12015	2/16/2024	3.3	—
4.1 (P)	Specimen Certificate of the Common Stock, $0.01 par value, of the Registrant	S-18	2-87625-W	—	4.1	—
4.2†	Healthcare Services Group, Inc. Employee Stock Purchase Plan	S-8	333-92835	12/15/1999	4(a)	—
4.3†	Healthcare Services Group, Inc. Amendment No. 3 to Employee Stock Purchase Plan	10-Q	0-12015	10/28/2016	4.1	—
4.4†	Amendment No. 4 to the Healthcare Services Group, Inc. Employee Stock Purchase Plan, dated as of July 20, 2021	10-Q	0-12015	7/23/2021	4.1	—
4.5†	Healthcare Services Group, Inc. Amended and Restated Deferred Compensation Plan	10-Q	0-12015	10/22/2012	10.1	—
4.6	Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	S-8	333-240096	7/24/2020	4.7	—
10.1†	Amended 2020 Omnibus Incentive Plan	8-K	0-12015	6/1/2023	10.1	—
10.2	$475,000,000 Revolving Credit Facility, dated as of December 21, 2018	8-K	0-12015	12/31/2018	10.1	—
10.3	$300,000,000 Amended Credit Agreement, dated as of November 22, 2022	8-K	0-12015	11/28/2022	10.1	—
10.4	Healthcare Services Group, Inc. Dividend Reinvestment Plan	S-3D	333-108182	8/22/2003	99.0	—
19	Healthcare Services Group, Inc. Insider Trading Policy	10-K	0-12015	2/16/2024	19.0	—
21	Subsidiaries of Healthcare Services Group, Inc.	—	—	—	—	X
23	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	—	—	—	—	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	—	—	—	—	X
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	—	—	—	—	X
97	Healthcare Services Group, Inc. Dodd-Frank Clawback Policy	—	—	—	—	X
101	The following financial information from the Company's Form 10-K for the fiscal year ended December 31, 2024, 2023, and 2022 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders' Equity, and (v) Notes to Consolidated Financial Statements	—	—	—	—	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)	—	—	—	—	X

†	Indicates a management plan or compensatory plan or arrangement.
(P)	Prior to digital copy

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2025	HEALTHCARE SERVICES GROUP, INC.
(Registrant)

	By:	/s/ Theodore Wahl
Theodore Wahl
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Theodore Wahl	Director and President & Chief Executive Officer	February 14, 2025
Theodore Wahl	(Principal Executive Officer)

/s/ Vikas Singh	Executive Vice President & Chief Financial Officer	February 14, 2025
Vikas Singh	(Principal Financial Officer)

/s/ Andrew M. Brophy	Senior Vice President, Controller & Chief Accounting Officer	February 14, 2025
Andrew M. Brophy	(Principal Accounting Officer)

/s/ Jude Visconto	Chairman of the Board	February 14, 2025
Jude Visconto

/s/ Diane S. Casey	Director	February 14, 2025
Diane S. Casey

/s/ Daniela Castagnino	Director	February 14, 2025
Daniela Castagnino

/s/ Robert L. Frome	Director	February 14, 2025
Robert L. Frome

/s/ Laura Grant	Director	February 14, 2025
Laura Grant

/s/ John J. McFadden	Director	February 14, 2025
John J. McFadden

/s/ Dino D. Ottaviano	Director	February 14, 2025
Dino D. Ottaviano

/s/ Kurt Simmons, Jr.	Director	February 14, 2025
Kurt Simmons, Jr.