Form 10-Q
period 2025-03-31
HEALTHCARE SERVICES GROUP INC
filed 2025-04-25
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $0.01 par value: 72,918,630 shares outstanding as of April 23, 2025.

Healthcare Services Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2025

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report and documents incorporated by reference into it may contain forward-looking statements within the meaning of federal securities laws, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “estimates,” “will,” “goal,” “intend” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services to the healthcare industry and primarily providers of long-term care; credit and collection risks associated with the healthcare industry; the impact of bank failures; our claims experience related to workers’ compensation, general liability and auto insurance; the effects of changes in, or interpretations of laws and regulations governing the healthcare industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor-related matters such as minimum wage increases; the Company’s expectations with respect to selling, general and administrative expense; the impacts of past or future cyber attacks or breaches; global events including ongoing international conflicts; and the risk factors described in Part I of our Form 10-K for the fiscal year ended December 31, 2024 under “Government Regulation of Customers,” “Service Agreements and Collections” and “Competition” and under Item 1A. “Risk Factors” in such Form 10-K.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

Healthcare Services Group, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31, 2025	December 31, 2024
ASSETS:	(unaudited)
Current assets:
Cash and cash equivalents	$64,317	$56,776
Restricted cash equivalents	65	3,355
Marketable securities, at fair value	50,496	50,535
Restricted marketable securities, at fair value	29,051	25,105
Accounts receivable, less allowance for doubtful accounts of $87,098 and $87,520 as of March 31, 2025 and December 31, 2024, respectively	337,896	330,907
Notes receivable — short–term portion, less allowance for doubtful accounts of $10,188 and $10,372 as of March 31, 2025 and December 31, 2024, respectively	49,121	51,429
Inventories and supplies	17,273	16,749
Prepaid expenses and other assets	26,749	21,796
Total current assets	574,968	556,652
Property and equipment, net	29,307	28,198
Goodwill	80,042	75,529
Other intangible assets, less accumulated amortization of $39,927 and $39,242 as of March 31, 2025 and December 31, 2024, respectively	10,018	9,442
Notes receivable — long–term portion, less allowance for doubtful accounts of $2,551 and $2,890 as of March 31, 2025 and December 31, 2024, respectively	36,197	41,054
Deferred compensation funding, at fair value	46,832	49,639
Deferred tax assets	39,509	38,170
Other long-term assets	6,090	4,088
Total assets	$822,963	$802,772
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$78,774	$81,147
Accrued payroll and related taxes	45,971	51,579
Other accrued expenses and current liabilities	36,588	24,783
Income taxes payable	9,604	8,391
Deferred compensation liability — short-term	1,881	1,499
Accrued insurance claims	25,931	25,148
Total current liabilities	198,749	192,547
Accrued insurance claims — long-term	53,259	51,869
Deferred compensation liability — long-term	46,766	50,011
Lease liability — long-term	7,948	8,033
Other long-term liabilities	2,043	385
Commitments and contingencies (Note 14)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 200,000 shares authorized; 76,809 and 76,533 shares issued, and 72,919 and 73,203 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	768	765
Additional paid-in capital	320,731	318,363
Retained earnings	241,836	224,556
Accumulated other comprehensive loss, net of taxes	(1,814)	(2,317)
Common stock in treasury, at cost, 3,890 and 3,330 shares as of March 31, 2025 and December 31, 2024, respectively	(47,323)	(41,440)
Total stockholders’ equity	$514,198	$499,927
Total liabilities and stockholders’ equity	$822,963	$802,772
See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues	$447,662	$423,433
Operating costs and expenses:
Costs of services provided	379,691	358,911
Selling, general and administrative expense	44,966	46,911
Other income (expense):
Investment and other income, net	1,284	5,699
Interest expense	(395)	(1,996)
Income before taxes	23,894	21,314

Income tax provision	6,666	6,005
Net income	$17,228	$15,309

Per share data:
Basic earnings per common share	$0.23	$0.21
Diluted earnings per common share	$0.23	$0.21

Weighted average number of common shares outstanding:
Basic	73,670	73,926
Diluted	73,961	74,055

Comprehensive income:
Net income	$17,228	$15,309
Other comprehensive income
Unrealized gain (loss) on available-for-sale marketable securities, net of taxes	503	(328)
Total comprehensive income	$17,731	$14,981

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$17,228	$15,309
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,878	3,531
Bad debt provision	1,088	4,921
Deferred income taxes	(1,473)	(121)
Share-based compensation expense	3,738	2,484
Amortization of premium on marketable securities	117	459
Unrealized loss (gain) on deferred compensation fund investments	1,448	(4,110)
Changes in other long-term liabilities	9	1,308
Net loss on disposals of property and equipment	113	180
Share of income from equity method investment	(43)	—
Changes in operating assets and liabilities:
Accounts and notes receivable	2,241	(27,007)
Inventories and supplies	(525)	438
Prepaid expenses and other assets	(4,053)	3,350
Deferred compensation funding	976	653
Accounts payable and other accrued expenses	(5,512)	(13,493)
Accrued payroll, accrued and withheld payroll taxes	(4,591)	(16,815)
Deferred ERC credits	12,157	—
Income taxes receivable (payable)	1,212	(2,070)
Accrued insurance claims	2,174	1,556
Deferred compensation liability	(2,681)	3,394
Net cash provided by (used in) operating activities	27,501	(26,033)
Cash flows from investing activities:
Disposals of property and equipment	26	25
Additions to property and equipment	(1,743)	(2,198)
Cash paid for acquisition	(7,287)	—
Cash paid for investments	(2,125)	(2,750)
Purchases of marketable securities	(3,436)	—
Sales of marketable securities	95	16,639
Net cash (used in) provided by investing activities	(14,470)	11,716
Cash flows from financing activities:
Purchases of treasury stock	(7,036)	—
Proceeds from short-term borrowings	—	15,000
Payments of statutory withholding on net issuance of restricted stock units	(1,744)	(1,030)
Net cash (used in) provided by financing activities	(8,780)	13,970
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	4,251	(347)
Cash, cash equivalents and restricted cash equivalents at beginning of the period	60,131	54,330
Cash, cash equivalents and restricted cash equivalents at end of the period	$64,382	$53,983

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands) (Unaudited)

	For the three months ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2025	76,533	$765	$318,363	$(2,317)	$224,556	$(41,440)	$499,927
Net income	—	—	—	—	17,228	—	17,228
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	503	—	—	503
Shares issued in connection with equity incentive plans, net of taxes	276	3	(1,747)	—	—	—	(1,744)
Share-based compensation expense	—	—	3,685	—	—	—	3,685
Purchases of treasury stock	—	—	—	—	—	(7,036)	(7,036)
Shares issued for Deferred Compensation Plan, net	—	—	502	—	—	63	565
Shares issued for Employee Stock Purchase Plan	—	—	(72)	—	—	1,090	1,018
Other	—	—	—	—	52	—	52
Balance, March 31, 2025	76,809	$768	$320,731	$(1,814)	$241,836	$(47,323)	$514,198

	For the three months ended March 31, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2024	76,329	$763	$310,436	$(1,844)	$185,010	$(37,749)	$456,616
Net income	—	—	—	—	15,309	—	15,309
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(328)	—	—	(328)
Shares issued in connection with equity incentive plans, net of taxes	204	2	(1,032)	—	—	—	(1,030)
Share-based compensation expense	—	—	2,444	—	—	—	2,444
Shares issued for Deferred Compensation Plan, net	—	—	448	—	—	71	519
Shares issued for Employee Stock Purchase Plan	—	—	(216)	—	—	1,205	989
Other	—	—	—	—	62	—	62
Balance, March 31, 2024	76,533	$765	$312,080	$(2,172)	$200,381	$(36,473)	$474,581
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

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows. However, in the Company’s opinion, all adjustments which are of a normal recurring nature and are necessary for a fair presentation have been reflected in these consolidated financial statements. The balance sheet shown in this report as of December 31, 2024 has been derived from the audited financial statements for the year ended December 31, 2024. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for any future period.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

	March 31, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$64,317	$56,776
Restricted cash equivalents[1]	65	3,355
Total cash and cash equivalents and restricted cash equivalents	$64,382	$60,131

1.On February 2, 2024, the Company entered into a Collateral Trust Agreement with the Company’s third-party insurer and a trustee whereby investments or money market funds are held in a trust account to benefit the insurer and are restricted for that purpose. Restricted cash equivalents represent funds invested in money market accounts as of March 31, 2025 and December 31, 2024. The trust account was set up in conjunction with a reduction in the Company’s letters of credit collateral obligation for insurance obligations.

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

Notes receivable are initially recorded when accounts receivable are transferred into a promissory note and are recorded as an alternative to accounts receivable to memorialize an unqualified promise to pay a specific sum, typically with interest, in accordance with a defined payment schedule. Notes receivable are recorded at face value less any imputed interest assessed. The Company’s payment terms with customers on promissory notes can vary based on several factors and the circumstances of each promissory note, however most promissory notes mature over 1 to 5 years. Similar to accounts receivable, each reporting period the Company evaluates the collectability of outstanding notes receivable balances and records an allowance for doubtful accounts representing an estimate of future expected credit losses.

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

Revenue Recognition

The Company recognizes revenue from contracts with customers when or as the promised goods and services are provided to customers. Revenues are reported net of sales taxes that are collected from customers and remitted to taxing authorities. The amount of revenue recognized by the Company is based on the expected value of consideration to which the Company is entitled in exchange for providing the contracted goods and services and when it is probable that the Company will collect substantially all of such consideration. Refer to Note 2—Revenue herein for more regarding the Company’s revenue recognition policy.

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

Earnings per Common Share

Basic earnings (loss) per common share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per common share is computed using the weighted-average number of common shares outstanding and dilutive common shares, such as those issuable upon exercise of stock options and upon the vesting of restricted stock units (“RSUs”), deferred stock units (“DSUs”) and performance-based restricted stock units (“PSUs”).

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

No impairment loss was recognized on the Company’s goodwill or other intangible assets during the three months ended March 31, 2025 or 2024.

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

Concentrations of Credit Risk

The Company’s financial instruments that are subject to credit risk are cash and cash equivalents, restricted cash equivalents, marketable securities, restricted marketable securities, deferred compensation funding and accounts and notes receivable. At March 31, 2025 and December 31, 2024, the majority of the Company’s cash and cash equivalents, restricted cash equivalents, marketable securities and restricted marketable securities were held in two large financial institutions located in the United States. The Company’s marketable securities and restricted marketable securities are fixed income investments which are highly liquid and can be readily purchased or sold through established markets. The Company’s deferred compensation funding consists of fund and money market investments all of which are highly liquid and held in a trust account.

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
Customer Concentrations

No single customer or customer group represented more than 10% of our consolidated revenues for the three months ended March 31, 2025 or 2024.

Employee Retention Credit

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). One provision within the CARES Act provided an Employee Retention Credit (“ERC”), which allows for employers to claim a refundable tax credit against the employer share of Social Security tax equal to 50% of the qualified wages paid to employees from March 13, 2020 through December 31, 2020. The ERC was subsequently expanded in 2021 for employers to claim a refundable tax credit for 70% of the qualified wages paid to employees from January 1, 2021 through September 30, 2021. Refunds received by Company and refunds obtained in future periods are subject to IRS audit under the applicable statute of limitations.

The Company accounts for the ERC by analogy to International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance and recognizes income when there is reasonable assurance that the receipt of credits and compliance with the terms of the ERC are obtained.
Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances effective tax rate reconciliation disclosure requirements and provides clarity to the disclosures of income taxes paid, income before taxes and provision for income taxes. The amendments are effective for fiscal years beginning after December 15, 2024. The amendments in this update should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

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

Housekeeping

Housekeeping accounted for $196.3 million and $190.6 million of the Company’s consolidated revenues for the three months ended March 31, 2025 and 2024, respectively, which represented approximately 43.9% and 45.0% of the Company’s revenues in each respective period. Housekeeping services consist of managing customers’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the customers’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the customers’ facilities. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

Dietary

Dietary services accounted for $251.3 million and $232.9 million of the Company’s consolidated revenues for the three months ended March 31, 2025 and 2024, respectively, which represented approximately 56.1% and 55.0% of the Company’s revenues in each respective period. Dietary services consist of managing customers’ dietary departments which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support provided by a District Manager specializing in dietary services. The Company also offers clinical consulting services to facilities which if contracted is a service bundled within the monthly service provided to customers. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate dietitian services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

Revenue Recognition

The Company’s revenues are derived from contracts with customers. The Company recognizes revenue to depict the transfer of promised goods and services to customers in amounts that reflect the consideration to which the Company is entitled in exchange for those goods and services. The Company’s costs of obtaining contracts are not material.

The Company performs services and provides goods in accordance with its contracts with its customers. Such contracts typically provide for a renewable service term, cancellable by either party upon 30 to 90 days’ notice, after an initial period of 60 to 120 days. A performance obligation is the unit of account under ASC 606 and is defined as a promise in a contract to transfer a distinct good or service to the customer. The Company’s Housekeeping and Dietary contracts relate to the provision of bundles of goods, services or both, which represent a series of distinct goods and services that are substantially the same and that have the same pattern of transfer to the customer. The Company accounts for the series as a single performance obligation satisfied over time, as the customer simultaneously receives and consumes the benefits of the goods and services provided. Revenue is recognized using the output method, which is based upon the delivery of goods and services to the customers’ facilities. In limited cases, the Company provides goods, services or both before the execution of a written contract. In these cases, the Company defers the recognition of revenue until a contract is executed. The amount of such deferred revenue was $0.8 million as of March 31, 2025 and $0.2 million as of December 31, 2024. All revenue amounts deferred as of December 31, 2024 have been subsequently recognized as revenue during the three months ended March 31, 2025.

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

The Company allocates the transaction price to each performance obligation noting that the bundle of goods, services or goods and services provided under each Housekeeping and Dietary contract represents a single performance obligation that is satisfied over time. The Company recognizes the related revenue when it satisfies the performance obligation by transferring a bundle of promised goods, services or both to a customer. Such recognition is on a monthly or weekly basis, as goods are provided and services are performed. In some cases, the Company requires customers to pay in advance for goods and services to be provided. As of March 31, 2025, the value of the contract liabilities associated with customer prepayments was $1.7 million. As of December 31, 2024, the value of the contract liabilities associated with customer prepayments was $4.0 million. The Company recognized $2.3 million of revenue during the three months ended March 31, 2025 which was recorded as a contract liability on December 31, 2024. The company recognized $1.5 million of revenue during the three months ended March 31, 2024 which was recorded as a contract liability on December 31, 2023.

Transaction Price Allocated to Remaining Performance Obligations

The Company recognizes revenue as it satisfies the performance obligations associated with contracts with customers which, due to the nature of the goods and services provided by the Company, are satisfied over time. Contracts may contain transaction prices that are fixed, variable or both. The Company’s contracts with customers typically provide for an initial term with renewable service terms, cancellable by either party upon 30 to 90 days’ notice after an initial period of 60 to 120 days. The Company has elected to apply the practical expedient that permits exclusion of information about the remaining performance obligations with original expected durations of one year or less. There were no remaining performance obligations with original expected durations of one year or longer as of March 31, 2025.

Note 3—Accounts and Notes Receivable

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

Included within the notes receivable, net balance as of both March 31, 2025 and December 31, 2024 are $21.9 million in notes receivable due from Genesis Healthcare, Inc. (“Genesis”). Although the Company expects to continue its relationship with Genesis, there can be no assurance thereof. Any extended discontinuance, or significant reduction, of revenues from this customer could, if not replaced, have a material impact on our operations. In addition, if Genesis fails to abide by current payment terms, it could increase our accounts receivable, net balance and have a material adverse effect on our financial condition, results of operations, and cash flows.

At March 31, 2025, the face value and discounted value of notes receivable with imputed interest were $37.9 million and $35.5 million, respectively. At December 31, 2024, the face value and discounted value of notes receivable with imputed interest were $39.7 million and $35.9 million, respectively. The effective interest rates applied on notes with imputed interest at March 31, 2025 and December 31, 2024 were 6.3% and 6.9%, respectively.

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

The Company evaluates its accounts and notes receivable for expected credit losses quarterly. Accounts receivable are evaluated based on internally developed credit quality indicators derived from the aging of receivables. Notes receivable are evaluated based on internally developed credit quality indicators derived from management’s assessment of collection risk. At the end of each period, the Company sets a reserve for expected credit losses on standard accounts and notes receivable based on the Company’s historical loss rates. Accounts and notes receivable with an elevated risk profile, which are from customers who have filed bankruptcy or are subject to collections activity, are aggregated and evaluated to determine the total reserve for the class of receivable. Additionally, starting in the year ended December 31, 2024, for notes receivable management evaluates standard receivables based on whether the customer is current (paying within 60 days of terms) or delinquent (paying outside of 60 days of terms). As of March 31, 2025, the Genesis note receivable was classified as delinquent.

ASC 326 permits entities to make an accounting policy election not to measure an estimate for credit losses on accrued interest if those entities write off accrued interest deemed uncollectible in a timely manner. The Company follows an income recognition policy on all interest earned on notes receivable. Under such policy the Company accounts for all notes receivable on a non-accrual basis and defers the recognition of any interest income until receipt of cash payments. This policy was established based on the Company’s history of collections of interest on outstanding notes receivable, as we do not deem it probable that we will receive substantially all interest on outstanding notes receivable. Accordingly, the Company does not record a credit loss adjustment for accrued interest. Interest income from notes receivable for the three months ended March 31, 2025 and 2024 was $1.3 million and $1.1 million, respectively.

The following table presents the Company’s three tiers of notes receivable as of and for the three months ended March 31, 2025 further disaggregated by year of origination, as well as write-off activity:

	Notes receivable
	Amortized cost basis by origination year
	2025	2024	2023	2022	2021	Prior	Total
	(in thousands)
Notes receivable
Standard notes receivable	$30,696	$20,727	$3,566	$13,869	$—	$—	$68,858
Delinquent notes receivable	$—	$173	$1,641	$1,810	$671	$21,876	$26,171
Elevated risk notes receivable	$—	$—	$1,538	$—	$—	$1,491	$3,029

Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	(295)	—	—	—	—	(295)
Current-period net write-offs	$—	$(295)	$—	$—	$—	$—	$(295)

The following table provides information as to the status of payment on the Company’s notes receivable which were past due as of March 31, 2025:

	Age analysis of past-due notes receivable as of March 31, 2025
	0 - 90 Days	91 - 180 Days	Greater than 181 Days	Total
	(in thousands)
Notes receivable
Standard notes receivable	$349	$—	$—	$349
Delinquent notes receivable[1]	608	382	23,791	24,781
Elevated risk notes receivable	150	225	2,654	3,029
	$1,107	$607	$26,445	$28,159
1.Included within the Delinquent notes receivable past-due balance is the entire balance of notes receivable due from Genesis.

The following tables provide a summary of the changes in the Company’s allowance for doubtful accounts on a portfolio segment basis for the three months ended March 31, 2025 and 2024, respectively:

	Allowance for doubtful accounts
Portfolio Segment:	December 31, 2024	Write-Offs[1]	Bad Debt Expense	March 31, 2025
	(in thousands)
Accounts receivable	$87,520	$(2,328)	$1,906	$87,098

Notes receivable
Standard notes receivable	$5,096	$295	$(805)	$4,586
Delinquent notes receivable	6,026	—	(13)	6,013
Elevated risk notes receivable	2,140	—	—	2,140
Total notes receivable	$13,262	$295	$(818)	$12,739
Total accounts and notes receivable	$100,782	$(2,033)	$1,088	$99,837

1.Write-offs are shown net of recoveries. During the three months ended March 31, 2025, the Company collected $0.3 million of accounts and notes receivable which had previously been written-off as uncollectible.

	Allowance for doubtful accounts
Portfolio segment:	December 31, 2023	Reclassifications[1]	Write-Offs[2]	Bad Debt Expense	March 31, 2024
	(in thousands)
Accounts receivable	$80,819	$—	$(1,033)	$4,301	$84,087

Notes receivable
Standard notes receivable	$6,125	$(2,615)	$—	$(463)	$3,047
Delinquent notes receivable	—	2,615	—	1,083	3,698
Elevated risk notes receivable	4,755	—	—	—	4,755
Total notes receivable	$10,880	$—	$—	$620	$11,500
Total accounts and notes receivable	$91,699	$—	$(1,033)	$4,921	$95,587

1.Delinquent notes receivable were identified as a new loss pool during the year ended December 31, 2024.
2.Write-offs are shown net of recoveries. During the three months ended March 31, 2024, the Company collected less than $0.1 million of accounts and notes receivable which had previously been written-off as uncollectible.

Note 5—Changes in Accumulated Other Comprehensive Loss by Component

The Company’s accumulated other comprehensive loss consists of unrealized gains and losses from the Company’s available-for-sale marketable securities and restricted marketable securities. The following table provides a summary of the changes in accumulated other comprehensive loss for the three months ended March 31, 2025 and 2024:

	Unrealized Gains and Losses on Available-for-Sale Securities¹
	Three Months Ended March 31,
	2025	2024
	(in thousands)
Accumulated other comprehensive loss — beginning balance	$(2,317)	$(1,844)
Other comprehensive income (loss) before reclassifications	501	(495)
Income reclassified from other comprehensive income (loss)²	2	167
Net current period other comprehensive income (loss)³	503	(328)
Accumulated other comprehensive loss — ending balance	$(1,814)	$(2,172)
1.All amounts are net of tax.
2.Realized gains and losses were recorded pre-tax within “Investment and other income, net” in the Consolidated Statements of Comprehensive Income. For the three months ended March 31, 2025 and 2024, the Company recorded realized losses of less than $0.1 million and $0.2 million, respectively from the sale of available-for-sale securities. Refer to Note 9—Fair Value Measurements herein for further information.
3.For the three months ended March 31, 2025 and 2024, the changes in accumulated other comprehensive loss were net of a tax expense of $0.1 million and a tax benefit of $0.1 million, respectively.

The following table provides a rollforward of amounts reclassified from accumulated other comprehensive losses to realized losses for the three and three months ended March 31, 2025 and 2024:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	2025	2024
	(in thousands)
Three Months Ended March 31,
Losses from the sale of available-for-sale securities	$(2)	$(211)
Tax benefit	—	44
Net losses reclassified from accumulated other comprehensive loss	$(2)	$(167)

Note 6—Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded over the estimated useful life of each class of depreciable asset and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

The following table sets forth the amounts of property and equipment by each class of depreciable asset as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(in thousands)
Housekeeping and dietary equipment	$17,407	$17,052
Computer hardware and software	8,804	8,196
Operating lease — right-of-use assets	29,770	29,669
Other[1]	1,122	904
Total property and equipment, at cost	57,103	55,821
Less accumulated depreciation[2]	27,796	27,623
Total property and equipment, net	$29,307	$28,198
1.Includes furniture and fixtures, leasehold improvements and vehicles.
2.Includes $13.9 million and $13.2 million related to accumulated depreciation on Operating lease – right-of-use assets as of March 31, 2025 and December 31, 2024, respectively.

Depreciation expense for the three months ended March 31, 2025 and 2024 was $3.2 million and $2.9 million, respectively. Of the depreciation expense recorded for the three months ended March 31, 2025 and 2024, $2.1 million and $1.8 million, respectively, was related to the depreciation of the Company’s operating lease - right-of-use assets (“ROU Assets”).

At March 31, 2025 and 2024, accrued purchases of property and equipment were $0.7 million and $0.2 million, respectively.

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

The Company uses practical expedients offered under ASC 842 to combine lease and non-lease components within leasing arrangements and to recognize the payments associated with short-term leases in earnings on a straight-line basis over the lease term, with the cost associated with variable lease payments recognized when incurred. These accounting policy elections impact the value of the Company’s ROU Assets and lease liabilities. The value of the Company’s ROU Assets is determined as the carrying value of its leasing arrangements and is recorded in “Property and equipment, net” on the Company’s Consolidated Balance Sheets. The value of the Company’s lease liabilities is the present value of fixed lease payments not yet paid, which is discounted using either the rate implicit in the lease contract if that rate can be determined or the Company’s incremental borrowing rate (“IBR”) and is recorded in “Other accrued expenses and current liabilities” and “Lease liability — long-term” on the Company’s Consolidated Balance Sheets. The Company’s IBR is determined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment.

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

Components of lease expense required by ASC 842 are presented below for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Lease cost
Operating lease cost	$2,103	$1,837
Short-term lease cost	174	171
Variable lease cost	530	290
Total lease cost	$2,808	$2,298

Supplemental information required by ASC 842 is presented below for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(dollar amounts in thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,210	$1,911
Weighted-average remaining lease term — operating leases	2.6 years	3.1 years
Weighted-average discount rate — operating leases	6.9%	6.7%

During the three months ended March 31, 2025, the Company’s ROU Assets and lease liabilities were reduced by $1.3 million due to lease cancellations. During the three months ended March 31, 2024, the Company's ROU Assets and lease liabilities were reduced by $0.1 million due to lease cancellations.

The following is a schedule by calendar year of future minimum lease payments under operating leases that have remaining terms as of March 31, 2025:

Period/Year	Operating Leases
(in thousands)
April 1 to December 31, 2025	$6,456
2026	6,555
2027	3,437
2028	1,516
2029	116
2030 and thereafter	—
Total minimum lease payments	$18,080
Less: imputed interest	1,598
Present value of lease liabilities	$16,482

Note 8—Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses. Goodwill is not amortized but is evaluated for impairment on an annual basis or more frequently if impairment indicators arise. To date, the Company has not recognized an impairment of its goodwill.

The following table sets forth the amounts of goodwill by reportable segment as of March 31, 2025 and December 31, 2024:

	December 31, 2024	Acquisition	March 31, 2025
		(in thousands)
Housekeeping	$42,377	$4,513	$46,890
Dietary	33,152	—	33,152
Total Goodwill	$75,529	$4,513	$80,042

Intangible Assets

The Company’s other intangible assets consist of customer relationships, trade names, patents and non-compete agreements which were obtained through acquisitions and are recorded at their fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful lives. The weighted-average amortization period of customer relationships, trade names, patents and non-compete agreements are approximately 10 years, 12 years, 8 years and 4 years, respectively.

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remainder of 2025, the following five fiscal years and thereafter:

Period/Year	Total Amortization Expense
(in thousands)
April 1 to December 31, 2025	$2,139
2026	$2,830
2027	$1,359
2028	$777
2029	$673
2030	$618
Thereafter	$1,622

Amortization expense for each of the three months ended March 31, 2025 and 2024 was $0.7 million, respectively.

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

The Company’s marketable securities and restricted marketable securities are held by the Company’s captive insurance company to satisfy capital requirements of the state regulator related to captive insurance companies. Restricted marketable securities are held by the Company’s captive insurance company as collateral for certain insurance coverages. Such securities are primarily comprised of municipal bonds, treasury notes, corporate bonds and other government bonds which are classified as available-for-sale and are reported at fair value. Unrealized gains and losses associated with these investments are included in “Unrealized gain (loss) on available-for-sale marketable securities, net of taxes” within the Consolidated Statements of Comprehensive Income. Marketable securities and restricted marketable securities are classified within Level 2 of the fair value hierarchy, as these securities are measured using quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable. Such valuations are determined by a third-party pricing service. For the three months ended March 31, 2025, the Company recorded unrealized gains, net of taxes of $0.5 million on marketable securities and restricted marketable securities, respectively. For the three months ended March 31, 2024, the Company recorded unrealized losses, net of taxes of $0.3 million on marketable securities, respectively.

For the three months ended March 31, 2025 and 2024, the Company received total proceeds, less the amount of interest received, of less than $0.1 million and $16.6 million, respectively, from sales of available-for-sale marketable securities. These sales resulted in realized losses of less than $0.1 million and $0.2 million for the three months ended March 31, 2025 and 2024. Such gains and losses were recorded in “Investment and other income, net” in the Consolidated Statements of Comprehensive Income. The basis for the sale of these securities was the specific identification of each security sold during the period.

As part of a prior period acquisition of a prepackaged meal manufacturer, the Company agreed to pay royalties to the seller on all future product sales. The Company records a liability for the expected future payments within Other long-term liabilities on the Consolidated Balance Sheets. The fair value of this liability is measured using forecasted sales models (Level 3). For the three months ended March 31, 2025 and 2024, the Company recorded realized losses of less than $0.1 million and gains of $0.7 million, respectively, within “Costs of services provided” in the Consolidated Statements of Comprehensive Income related to the measurement of the liability at each reporting date.

As part of an acquisition in 2025, the Company agreed to pay consideration to the seller based on post-acquisition revenues. The Company recorded a liability for the expected future consideration within Other long-term liabilities on the Consolidated Balance Sheets. The fair value of this liability is measured using forecasted sales models (Level 3). The Company records gains and losses from this liability within “Selling, general and administrative expense” in the Consolidated Statements of Comprehensive Income related to the measurement of the liability at each reporting date.

The investments under the deferred compensation plan are accounted for as trading securities and unrealized gains or losses are recorded within “Investment and other income, net” in the Consolidated Statements of Comprehensive Income. The fair values of these investments are determined based on quoted market prices (Level 1) or the net asset value (“NAV”) of underlying share investments (Level 2). For the three months ended March 31, 2025 and 2024, the Company recorded unrealized losses of $1.4 million and gains of $4.1 million, respectively, related to trading securities still held at the respective reporting dates.

The following table summarizes the contractual maturities of debt securities held as of March 31, 2025 and December 31, 2024, which are classified within “Marketable securities, at fair value” and “Restricted marketable securities, at fair value” in the Consolidated Balance Sheets:

	Debt Securities — Available-for-Sale
Contractual maturity:	March 31, 2025	December 31, 2024
	(in thousands)
Marketable securities, at fair value
Maturing in one year or less	$623	$653
Maturing in second year through fifth year	23,423	23,341
Maturing in sixth year through tenth year	21,415	13,113
Maturing after ten years	5,035	13,428
Total marketable securities, at fair value	$50,496	$50,535
Restricted marketable securities, at fair value
Maturing in one year or less	$2,554	$2,474
Maturing in second year through fifth year	17,373	15,774
Maturing in sixth year through tenth year	8,092	5,837
Maturing after ten years	1,032	1,020
Total restricted marketable securities, at fair value	$29,051	$25,105
Total debt securities — available-for-sale	$79,547	$75,640

The following table shows the amortized cost, unrealized gains and losses, and estimated fair value of the Company’s debt securities as of March 31, 2025 and December 31, 2024:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Credit Impairment Losses[1]
March 31, 2025	(in thousands)
Type of security:
Marketable securities
Municipal bonds — taxable	$10,249	$—	$(528)	$9,721	$—
Municipal bonds — non-taxable	42,909	9	(2,143)	40,775	—
Total marketable securities	$53,158	$9	$(2,671)	$50,496	$—
Restricted marketable securities
U.S. treasury bonds	$9,296	$106	$—	$9,402	$—
U.S. government agency bonds	1,223	11	—	1,234	—
International fixed income bonds	715	5	—	720	—
Corporate bonds	8,286	99	—	8,385	—
Municipal bonds — taxable	9,168	142	—	9,310	—
Total restricted marketable securities	$28,688	$363	$—	$29,051	$—
Total debt securities — available-for-sale	$81,846	$372	$(2,671)	$79,547	$—

December 31, 2024
Type of security:
Marketable securities
Municipal bonds — taxable	$10,276	$—	$(676)	$9,600	$—
Municipal bonds — non-taxable	43,255	—	(2,320)	40,935	—
Total marketable securities	$53,531	$—	$(2,996)	$50,535	$—
Restricted marketable securities
U.S. treasury bonds	$7,276	$38	$(5)	$7,309	$—
U.S. government agency bonds	1,208	10	—	1,218	—
International fixed income bonds	647	5	—	652	—
Corporate bonds	6,780	30	(14)	6,796	—
Municipal bonds — taxable	9,131	40	(41)	9,130	—
Total restricted marketable securities	$25,042	$123	$(60)	$25,105	$—
Total debt securities — available-for-sale	$78,573	$123	$(3,056)	$75,640	$—
1.The Company performs a credit impairment loss assessment quarterly on an individual security basis. As of March 31, 2025 and December 31, 2024, no allowance for credit loss has been recognized as the issuers of these securities have not established a cause for default and various rating agencies have reaffirmed each security’s investment grade status. The fair value of these securities have fluctuated since the purchase date as market interest rates fluctuate. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of the securities’ amortized cost basis.

The following tables provide fair value measurement information for the Company’s financial assets, including marketable securities, restricted marketable securities and deferred compensation fund investments as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
			Fair Value Measurement Using:
(amounts in thousands)	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities
Municipal bonds — taxable	$9,721	$9,721	$—	$9,721	$—
Municipal bonds — non-taxable	40,775	40,775	—	40,775	—
Total marketable securities	$50,496	$50,496	$—	$50,496	$—

Restricted marketable securities
U.S. treasury bonds	$9,402	$9,402	$—	$9,402	$—
U.S. government agency bonds	1,234	1,234	—	1,234	—
International fixed income bonds	720	720	—	720	—
Corporate bonds	8,385	8,385	—	8,385	—
Municipal bonds — taxable	9,310	9,310	—	9,310	—
Total restricted marketable securities	$29,051	$29,051	$—	$29,051	$—

Deferred compensation plan
Money market[1]	$1,964	$1,964	$—	$1,964	$—
Commodities	330	330	330	—	—
Fixed income	4,532	4,532	4,532	—	—
International	5,016	5,016	5,016	—	—
Large cap blend	6,399	6,399	6,399	—	—
Large cap growth	16,640	16,640	16,640	—	—
Large cap value	6,921	6,921	6,921	—	—
Mid cap blend	3,857	3,857	3,857	—	—
Real estate	365	365	365	—	—
Small cap blend	2,689	2,689	2,689	—	—
Total deferred compensation plan[2]	$48,713	$48,713	$46,749	$1,964	$—

	As of December 31, 2024
			Fair Value Measurement Using:
(amounts in thousands)	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities
Municipal bonds — taxable	$9,600	$9,600	$—	$9,600	$—
Municipal bonds — non-taxable	40,935	40,935	—	40,935	—
Total marketable securities	$50,535	$50,535	$—	$50,535	$—

Restricted marketable securities
U.S. treasury bonds	$7,309	$7,309	$—	$7,309	$—
U.S. government agency bonds	1,218	1,218	—	1,218	—
International fixed income bonds	652	652	—	652	—
Corporate bonds	6,796	6,796	—	6,796	—
Municipal bonds — taxable	9,130	9,130	—	9,130	—
Municipal bonds — non-taxable	—	—	—	—	—
Total restricted marketable securities	$25,105	$25,105	$—	$25,105	$—

Deferred compensation fund
Money market[1]	$1,961	$1,961	$—	$1,961	$—
Commodities	295	295	295	—	—
Fixed income	4,417	4,417	4,417	—	—
International	4,999	4,999	4,999	—	—
Large cap blend	6,669	6,669	6,669	—	—
Large cap growth	18,524	18,524	18,524	—	—
Large cap value	6,964	6,964	6,964	—	—
Mid cap blend	3,957	3,957	3,957	—	—
Real estate	372	372	372	—	—
Small cap blend	2,980	2,980	2,980	—	—
Deferred compensation fund[2]	$51,138	$51,138	$49,177	$1,961	$—
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
2.The deferred compensation plan carrying amounts and total fair value amounts as of March 31, 2025 and December 31, 2024 are inclusive of $1.9 million and $1.5 million of holdings expected to be paid to former employees within the next twelve months which were recorded under “Prepaid expenses and other assets” in the Company’s Consolidated Balance Sheets.

Note 10—Share-Based Compensation

The components of the Company’s share-based compensation expense for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Stock options	$1,568	$179
Restricted stock units and deferred stock units	1,765	1,935
Performance stock units	352	330
Employee Stock Purchase Plan	53	40
Total pre-tax share-based compensation expense charged against income	$3,738	$2,484

At March 31, 2025, the unrecognized compensation cost related to unvested stock options and awards was $26.8 million. The weighted average period over which these awards will vest was approximately 3.4 years.

The following table summarizes the components of share-based compensation expense included within the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Selling, general and administrative expense	$3,724	$2,471
Costs of services provided	14	13
Total share-based compensation expense	$3,738	$2,484

Amended 2020 Omnibus Incentive Plan

On May 26, 2020, the Company adopted the 2020 Omnibus Incentive Plan after approval by the Company’s Shareholders at the 2020 Annual Meeting of Shareholders. On May 30, 2023, the Company increased the authorized shares under the 2020 Omnibus Incentive Plan (as amended, the “Amended 2020 Plan”) by 2.5 million shares after approval by the Company’s Shareholders at the 2023 Annual Meeting of Shareholders. The Amended 2020 Plan provides that current or prospective officers, employees, non-employee directors and advisors can receive share-based awards such as stock options, PSUs, RSUs and other stock awards. The Amended 2020 Plan seeks to encourage profitability and growth of the Company through short-term and long-term incentives that are consistent with the Company’s operating objectives.

As of March 31, 2025, there were 6.2 million shares of common stock reserved for issuance under the Amended 2020 Plan, of which 1.6 million are available for future grant. The amount of shares available for issuance under the Amended 2020 Plan will increase when outstanding awards under the Company’s Second Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”) are subsequently forfeited, terminated, lapsed or satisfied thereunder in cash or property other than shares. No stock award will have a term in excess of 10 years. The Nominating, Compensation and Stock Option Committee (the “NCSO”) of the Board of Directors is responsible for determining the terms of the grants in accordance with the Amended 2020 Plan.

Stock Options

A summary of stock options outstanding under the Amended 2020 Plan and the 2012 Plan as of December 31, 2024 and changes during the three months ended March 31, 2025 are as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price
	(in thousands)
December 31, 2024	2,528	$28.23
Granted	269	$11.76
Exercised	—	$—
Forfeited	—	$—
Expired	(274)	$31.15
March 31, 2025	2,523	$26.16

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2025 and 2024 were $6.08 and $5.06 per common share, respectively. No stock options were exercised during the three months ended March 31, 2025 and 2024.

The fair value of stock option awards granted during the three months ended March 31, 2025 and 2024 was estimated on the dates of grant using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.5%	3.9%
Weighted average expected life	7.2 years	7.0 years
Expected volatility	42.1%	40.5%
Dividend yield	—%	—%

The following table summarizes other information about the stock options at March 31, 2025:

March 31, 2025
(amounts in thousands, except per share data)
Outstanding:
Aggregate intrinsic value	$—
Weighted average remaining contractual life	5.3 years
Exercisable:
Number of options	1,715
Weighted average exercise price	$32.06
Aggregate intrinsic value	$—
Weighted average remaining contractual life	3.8 years

Restricted Stock Units and Deferred Stock Units

The fair value of outstanding RSUs and DSUs was determined based on the market price of the shares on the date of grant. During the three months ended March 31, 2025, the Company granted 0.7 million RSUs and DSUs with a weighted average grant-date fair value of $11.75 per unit. During the three months ended March 31, 2024, the Company granted 0.7 million RSUs and DSUs to its employees with a weighted average grant-date fair value of $10.37 per unit.

A summary of the outstanding RSUs and DSUs as of December 31, 2024 and changes during the three months ended March 31, 2025 is as follows:

	Restricted Stock Units & Deferred Stock Units
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2024	1,516	$13.98
Granted	701	$11.75
Vested	(396)	$16.21
Forfeited	(9)	$12.39
March 31, 2025	1,812	$12.64

The Company grants DSUs to non-employee directors. Once vested, the recipient shall be entitled to receive a lump sum payment of a number of shares equal to the total number of DSUs issued to such recipient upon the first to occur of (i) the five year anniversary of the date of grant, (ii) the recipient’s death, disability or separation of service from the Board, or (iii) a change of control (as defined by the Amended 2020 Plan). Non-employee directors can also elect to receive their Board of Directors retainer in the form of DSUs in lieu of cash. DSUs issued in lieu of cash for retainers vest immediately. The number of DSUs granted to these directors is determined based on the stock price on the award date and approximates the cash value the directors would otherwise receive for their retainer. Two non-employee directors made an election in 2024 to receive DSUs in lieu of cash for their 2025 Board of Directors retainer.

On May 28, 2024, the NCSO granted an aggregate of 30,000 DSUs to the Company’s non-employee directors. Each DSU award granted vests in one year. The unrecognized share-based compensation cost of outstanding DSU awards at March 31, 2025 is $0.1 million and is expected to be recognized over a weighted-average period of 0.2 years.

Performance Stock Units

On January 3, 2025, the NCSO granted 0.1 million PSUs to the Company’s executive officers. Such PSUs are contingent upon the achievement of certain total shareholder return (“TSR”) targets as compared to the TSR of the Russell 2000 Index and the participant’s continued employment with the Company for the three year period ending December 31, 2027, the date at which such awards vest. The unrecognized share-based compensation cost of the TSR-based PSU awards at March 31, 2025 is $2.6 million and is expected to be recognized over a weighted-average period of 2.0 years.

A summary of the outstanding PSUs as of December 31, 2024 and changes during the three months ended March 31, 2025 is as follows:

	Performance Stock Units
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2024	258	$15.31
Granted	106	$14.75
Vested	(31)	$21.00
Forfeited	(29)	$21.00
March 31, 2025	304	$14.00

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

Under the ESPP, the Company is authorized to issue up to 4.1 million shares of its common stock to its employees. Pursuant to such authorization, there are 1.7 million shares available for future grant at March 31, 2025.

The expense associated with the options granted under the ESPP during the three months ended March 31, 2025 and 2024 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.2%	4.8%
Weighted average expected life (years)	1.0	1.0
Expected volatility	39.3%	37.1%
Dividend yield	—%	—%

Deferred Compensation Plan

The Company offers a Supplemental Executive Retirement Plan (“SERP”) for executives and certain key employees. The SERP allows participants to defer up to 25% of their earned income on a pre-tax basis and as of the last day of each plan year, each participant will be credited with a 25% match up to 15% of their earnings deferred in the form of the Company’s common stock based on the then-current market value.

Under the SERP, the Company is authorized to issue 1.0 million shares of its common stock to its employees. Pursuant to such authorization, the Company has 0.2 million shares available for future grant at March 31, 2025. At the time of issuance, such shares are accounted for at cost as treasury stock.

The following table summarizes information about the SERP during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
SERP expense[1]	$191	$188
Unrealized (loss) gain recorded in SERP liability account	$(1,467)	$4,100
1.Both the SERP match and the deferrals are included in the “Selling, general and administrative expense” caption in the Consolidated Statements of Comprehensive Income.

Note 11—Income Taxes

The Company’s annual effective tax rate is impacted by the tax effects of option exercises and the vesting of awards, which are treated as discrete items in the reporting period in which they occur and therefore cannot be considered in the calculation of the estimated annual effective tax rate. Discrete items increased the Company’s income tax provision recognized through the three months ended March 31, 2025 and 2024 by $0.8 million and $1.0 million, respectively.

Differences between the effective tax rate and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes, share-based compensation and tax credits available to the Company. The actual 2025 effective tax rate will likely vary from the estimate depending on the actual operating income earned with availability of tax credits, the exercising of stock options and vesting of share-based awards.

The Company regularly evaluates the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on the evaluation, there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years ended December 31, 2020 through 2024 (with regard to U.S. federal income tax returns) and December 31, 2019 through 2024 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2025.

The Company may from time to time be assessed interest or penalties by taxing jurisdictions, although any such assessments historically have been minimal. The Company records assessed interest and penalties, including any interest or penalties relating to recognized uncertain tax positions, in the “Selling, general and administrative expense” caption within the Consolidated Statements of Comprehensive Income.

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

In 2024, the Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 created certain additional disclosure requirements, including, among other requirements, a disclosure of the Company’s Significant Segment Expenses (“SSEs”) regularly provided to the Company’s Chief Operating Decision Maker (“CODM”) included within each reported measure of segment profit or loss, a required disclosure for other segment items and a narrative description of such items, a disclosure of the title and the position of the CODM and a narrative disclosure describing how the CODM uses the reported segment profit or loss measures to assess segment performance and allocate resources.

The CODM for both segments for each of the three months ended March 31, 2025 and 2024 was Theodore Wahl, the Company’s President and Chief Executive Officer. As part of the adoption of ASU 2023-07, management reviewed the information provided to the CODM and updated the presentation of such information, including SSEs, to better align with the requirements of ASU 2023-07. Certain prior period segment information has been recast in order to conform with current-period presentation requirements, including the allocation methodology of bad debt expense, labor and labor-related costs and certain other segment items to segments. Additionally, the Company’s CODM does not review assets by segment to assess segment performance or allocate resources, nor is such information provided to the CODM. Accordingly, the Company does not present assets by segment.

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

The following tables provide profit information disaggregated by the Company’s reportable segments for each of the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Housekeeping	Dietary	Total
	(in thousands, except for percentages)
Revenues	$196,338	$251,324	$447,662
Significant Segment Expenses
Labor and labor-related[1]	156,976	149,640	306,616
Food, chemicals and supplies	13,563	76,009	89,572
Bad debt expense	364	724	1,088
Depreciation and amortization expense	982	725	1,707
Other segment items[2]	3,265	5,133	8,398
Segment profit	$21,188	$19,093	$40,281
Segment margin	10.8%	7.6%

Unallocated expenses (income)
Corporate expenses[3]			$18,743
Loss on deferred compensation plan investments			(1,467)
Other (income), net			(1,284)
Interest expense			395
Income before income taxes			$23,894
1.Includes direct labor costs, field management costs (including certain costs included in selling, general and administrative expense), employer taxes, workers' compensation and general liability insurance.
2.Includes expenses for technology, employment advertising, travel & entertainment, professional services and various other less significant expense items.
3.Represents selling, general and administrative expense less the amounts allocated to segments for labor and benefits.

	Three Months Ended March 31, 2024
	Housekeeping	Dietary	Total
	(in thousands, except for percentages)
Revenues	$190,559	$232,874	$423,433
Significant Segment Expenses
Labor and labor-related[1]	150,573	132,614	283,187
Food, chemicals and supplies	13,830	73,447	87,277
Bad debt expense	286	4,635	4,921
Depreciation and amortization expense	870	714	1,584
Other segment items[2]	3,781	5,201	8,982
Segment profit	$21,219	$16,263	$37,482
Segment margin	11.1%	7.0%

Unallocated expenses (income)
Corporate expenses[3]			$15,771
Gain on deferred compensation plan investments			4,100
Other (income), net			(5,699)
Interest expense			1,996
Income before income taxes			$21,314
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

The following table provides capital expenditures disaggregated by the Company’s reportable segments for each of the quarters ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Capital expenditures
Housekeeping	$1,448	$1,823
Dietary	324	333
Corporate overhead	9	41
Consolidated	$1,781	$2,197

Note 13—Earnings Per Common Share

Basic and diluted earnings per common share are computed by dividing net income by the weighted-average number of basic and diluted common shares outstanding, respectively. The weighted-average number of diluted common shares includes the impact of dilutive securities, including outstanding stock options, RSUs, PSUs and DSUs. The table below reconciles the weighted-average basic and diluted common shares outstanding:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except for per share amounts)
Numerator for basic and diluted earnings per share:
Net income	$17,228	$15,309

Denominator
Weighted average number of common shares outstanding - basic	73,670	73,926
Effect of dilutive securities[1]	291	129
Weighted average number of common shares outstanding - diluted	73,961	74,055

Basic earnings per share:	$0.23	$0.21

Diluted earnings per share:	$0.23	$0.21
1.Certain outstanding equity awards are anti-dilutive and therefore were excluded from the calculation of the weighted average number of diluted common shares outstanding.

Anti-dilutive outstanding equity awards under share-based compensation plans were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Anti-dilutive equity awards	3,518	2,689

Note 14—Commitments and Contingencies

Line of Credit

At March 31, 2025, the Company had a $300.0 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit generally bear interest at a floating rate, based on the Company’s leverage ratio, and starting at the Term Secured Overnight Financing Rate (“SOFR”) plus 165 basis points. As of March 31, 2025 and December 31, 2024, the Company did not have any borrowings under the line of credit. The line of credit requires the Company to satisfy two financial covenants, with which the Company is in compliance as of March 31, 2025. The line of credit expires on November 22, 2027. The Company’s line of credit was amended on November 22, 2022 to, among other things, provide for a five-year unsecured revolving loan facility in the aggregate amount of $300.0 million with, at the Company’s option, the ability to increase the revolving loan commitments to an aggregate amount not to exceed $500.0 million and to change the benchmark from the London Interbank Offered Rate to SOFR.

At March 31, 2025, the Company had outstanding $48.0 million in irrevocable standby letters of credit, which relate to payment obligations under the Company’s insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $48.0 million to $252.0 million at March 31, 2025. The letters of credit expire during the first quarter of 2026.

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

Note 15—Related Party Transactions

During the three months ended March 31, 2025 and 2024, the Company invested $0.1 million and $2.8 million, respectively, in Align+Engage LLC, a health care technology company which specializes in the long-term and acute care markets which was accounted for as an equity method investment. The Company’s total investment represents a 25% ownership share. During the three months ended March 31, 2025, the Company incurred costs of $0.3 million in connection with work performed by Align+Engage LLC on an application to be used by Company personnel.

Note 16—Employee Retention Credit

During the three months ended March 31, 2025, the Company received $12.2 million in ERC refunds from the IRS, including $1.6 million in interest payments. At March 31, 2025, the Company has recorded a deferred ERC liability of $12.2 million within “Other accrued expenses and current liabilities” on the Consolidated Balance Sheets and will recognize income once the Company determines reasonable assurance has been obtained. Should the Company receive reasonable assurance over receipt of, and compliance with, the terms of the ERC, the Company would recognize such amounts as an offset to expense within “Costs of services provided” in the Consolidated Statements of Comprehensive Income.

Note 17—Subsequent Events

The Company evaluated all subsequent events through the filing date of this Form 10-Q. There were no events or transactions occurring during this subsequent reporting period which require recognition or additional disclosure in these financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items when comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of March 31, 2025 and December 31, 2024 and the notes accompanying those financial statements.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of healthcare facilities, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We provide such services to approximately 2,800 facilities throughout the continental United States as of March 31, 2025. We believe we are the largest provider of housekeeping, laundry and dietary management services to the long-term care industry in the United States.

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

Housekeeping services were provided to approximately 2,400 customer facilities at March 31, 2025 and contributed approximately 43.9% or $196.3 million of our consolidated revenues for the three months ended March 31, 2025. Dietary services were provided at approximately 1,700 customer facilities at March 31, 2025, generating approximately 56.1% or $251.3 million of our total revenues for the three months ended March 31, 2025.

In 2024, we adopted ASU 2023-07, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. As part of our adoption of ASU 2023-07 and the Chief Operating Decision Maker’s evaluation of segment performance for the three months ended March 31, 2025 and 2024, we updated certain segment information for the three months ended March 31, 2024 in order to conform with our current period segment presentation.

Three Months Ended March 31, 2025 and 2024

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024[1]	% Change
	(in thousands)
Revenues
Housekeeping	$196,338	$190,559	3.0%
Dietary	251,324	232,874	7.9%
Consolidated	$447,662	$423,433	5.7%

Costs of services provided
Housekeeping	$162,938	$157,050	3.7%
Dietary	216,753	201,861	7.4%
Consolidated	$379,691	$358,911	5.8%

Selling, general and administrative expense
Housekeeping	$12,213	$12,290	(0.6)%
Dietary	15,477	14,749	4.9%
Corporate[2]	18,743	15,772	18.8%
(Loss) gain on deferred compensation plan investments	(1,467)	4,100	(135.8)%
Consolidated	$44,966	$46,911	(4.1)%

Other income (expense)[3]
Investment and other income, net	$1,284	$5,699	(77.5)%
Interest expense	(395)	(1,996)	(80.2)%
Income before taxes	$23,894	$21,314	12.1%
Income tax provision[3]	6,666	6,005	11.0%
Net Income	$17,228	$15,309	12.5%
1.Represents a recast of prior period numbers to conform with current period presentation.
2.Represents selling, general and administrative expense less amounts allocated to segments for labor and labor-related and other segment items.
3.These line items represent corporate costs not allocated to segments.

Housekeeping and Dietary revenues represented approximately 43.9% and 56.1% of consolidated revenues for the three months ended March 31, 2025, respectively.

The following table sets forth the ratio of certain items to consolidated revenues:

	Three Months Ended March 31,
	2025	2024
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	84.8%	84.8%
Selling, general and administrative expense excluding change in deferred compensation liability	10.4%	10.1%
(Loss) gain on deferred compensation plan	(0.3)%	1.0%
Selling, general and administrative expense	10.1%	11.1%
Other income (expense):
Investment and other income, net	0.3%	1.3%
Interest expense	(0.1)%	(0.5)%
Income before income taxes	5.3%	4.9%
Income tax	1.5%	1.4%
Net income	3.8%	3.5%

Revenues

Consolidated

Consolidated revenues increased 5.7% to $447.7 million during the three months ended March 31, 2025 compared to $423.4 million for the corresponding period in 2024 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping revenues increased 3.0% and Dietary revenues increased 7.9% during the three months ended March 31, 2025 compared to the corresponding period in 2024. The increase in Housekeeping revenues was driven by contractual price increases. The increase in Dietary revenues was driven by new business additions and increases in contractual pass-through costs to customers.

Costs of Services Provided

Consolidated

Consolidated costs of services provided increased by 5.8% to $379.7 million for the three months ended March 31, 2025 compared to $358.9 million for the corresponding period in 2024 as a result of the factors discussed below under Reportable Segments. Costs of services provided, as a percentage of revenues, was 84.8% for each of the three months ended March 31, 2025 and 2024. The Company’s goal is to manage consolidated costs of services provided as a percentage of revenues in the 86% range for the full year, although there can be no assurance thereof.

Reportable Segments

We include certain expenses classified as selling, general and administrative expenses within segment expenses. Segment expenses for Housekeeping, as a percentage of Housekeeping revenues, increased to 89.2% for the three months ended March 31, 2025 from 88.9% in the corresponding period in 2024. Segment expenses for Dietary, as a percentage of Dietary revenues, decreased to 92.4% for the three months ended March 31, 2025 from 93.0% in the corresponding period in 2024.

The following tables provide a comparison of the key indicators we consider when managing segment expenses as a percentage of the respective segment’s revenues:

	Three Months Ended March 31,
Key Indicators as a % of Segment Revenue - Housekeeping	2025	2024	Change
Labor and other labor-related costs[1]	80.0%	79.0%	1.0%
Supplies	6.9%	7.3%	(0.4)%
Bad debt expense	0.2%	0.2%	—%
Depreciation and amortization	0.5%	0.5%	—%
Other costs[1]	1.6%	1.9%	(0.3)%
Total segment expenses	89.2%	88.9%	0.3%
1.Inclusive of certain expenses reported within selling, general and administrative expense that are segment-specific.

	Three Months Ended March 31,
Key Indicators as a % of Segment Revenue - Dietary	2025	2024	Change
Labor and other labor-related costs[1]	59.5%	56.9%	2.6%
Supplies	30.2%	31.5%	(1.3)%
Bad debt expense	0.3%	2.0%	(1.7)%
Depreciation and amortization	0.3%	0.3%	—%
Other costs[1]	2.1%	2.3%	(0.2)%
Total segment expenses	92.4%	93.0%	(0.6)%
1.Inclusive of certain expenses reported within selling, general and administrative expense that are segment-specific.

Variations within these key indicators relate to the provision of services at new facilities, changes in the mix of customers for whom we provide supplies or do not provide supplies, changes in the services provided to certain customers, and changes in bad debt expense. Management focuses on building efficiencies and managing labor and other costs at the facility level, as well as managing supply chain costs, for new and existing facilities.

Consolidated Selling, General and Administrative Expense

Selling, general and administrative expense incurred at a segment-level is discussed in the Reportable Segments section above. Also included in consolidated selling, general and administrative expense are corporate expenses and gains and losses associated with changes in the value of investments under the deferred compensation liability. These investments represent the amounts held on behalf of the participating employees as changes in the value of these investments affect the amount of our deferred compensation liability. Losses on the plan investments during the three months ended March 31, 2025 decreased our total selling, general and administrative expense, while gains on the plan investments during the three months ended March 31, 2024 increased our total selling, general and administrative expense.

Excluding the change in the deferred compensation plan described above, consolidated selling, general and administrative expense increased $3.6 million or 8.5% for the three months ended March 31, 2025 compared to the corresponding period in 2024. The change was driven by increases in payroll and payroll-related costs including fleet vehicle expenses, impacted by ongoing inflation.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative expense excluding change in deferred compensation liability	$46,433	$42,811	$3,622	8.5%
(Loss) gain on deferred compensation plan investments	(1,467)	4,100	(5,567)	(135.8)%
Selling, general and administrative expense	$44,966	$46,911	$(1,945)	(4.1)%

Consolidated Investment and Other Income, net

Investment and other income, net was a gain of $1.3 million for the three months ended March 31, 2025, compared to a gain of $5.7 million in the corresponding 2024 period, due to market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan. Excluding the impact of such market fluctuations, interest and other income increased $1.1 million due to increased interest income from notes receivable and increases in cash and marketable securities on-hand.

The table below summarizes the changes in these components of investment and other income, net:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(dollar amounts in thousands)
Investment and other income, net excluding change in deferred compensation plan assets	$2,732	$1,589	$1,143	71.9%
(Decrease) increase in deferred compensation plan assets	(1,448)	4,110	(5,558)	(135.2)%
Investment and other income, net	$1,284	$5,699	$(4,415)	(77.5)%

Consolidated Interest Expense

Consolidated interest expense decreased to $0.4 million for the three months ended March 31, 2025 compared to $2.0 million for the same period in 2024 as we incurred lower average borrowings on our line of credit during the three months ended March 31, 2025 compared to 2024.

Consolidated Income Taxes

During the three months ended March 31, 2025, we recognized a provision for income taxes of $6.7 million, or 27.9% effective tax rate, versus a provision for income taxes of $6.0 million, or 28.2% effective tax rate, for the same period in 2024. The effective tax rate change is based on the impact of discrete items in each quarter combined with the impact of our full year income estimate on the tax provision.

The actual annual effective tax rate will be impacted by the tax effects of option exercises or vested awards, which are treated as discrete items in the reporting period in which they occur and may vary based upon the our common stock price at exercise and the volume of such exercises; therefore, these cannot be considered in the calculation of the estimated annual effective tax rate. The impact on our income tax provision for each of the three months ended March 31, 2025 and 2024 for such discrete items was an expense of $0.8 million and $1.0 million, respectively.

Liquidity and Capital Resources

Our primary sources of liquidity are available cash and cash equivalents, available lines of credit under our revolving credit facility and cash flows from operating activities. At March 31, 2025, we had cash, cash equivalents and marketable securities of $114.8 million, restricted cash equivalents of $0.1 million, restricted marketable securities of $29.1 million and working capital of $376.2 million, compared to cash, cash equivalents and marketable securities of $107.3 million, restricted cash equivalents of $3.4 million, restricted marketable securities of $25.1 million and working capital of $364.1 million at December 31, 2024. Our current ratio was 2.9 to 1.0 at both March 31, 2025 and December 31, 2024. Marketable securities and restricted marketable securities represent fixed income investments that are highly liquid and can be readily purchased or sold through established markets. Such securities are held by HCSG Insurance to satisfy capital requirements of the state regulator related to captive insurance companies.

For the three months ended March 31, 2025 and 2024, our cash flows were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$27,501	$(26,033)
Net cash (used in) provided by investing activities	$(14,470)	$11,716
Net cash (used in) provided by financing activities	$(8,780)	$13,970

Operating Activities

Our primary sources of cash from operating activities are the revenues generated from our Housekeeping and Dietary services. Our primary uses of cash from operating activities are the funding of our payroll and other personnel-related costs as well as the costs of supplies used in providing our services. For the three months ended March 31, 2025, cash flow from operations included $17.2 million in net income, non-cash add-backs to net income of $8.9 million, and a $1.4 million increase in cash flows from changes in operating assets and liabilities, including the impact of ERC refunds received. Such activities are the primary drivers of the period-over-period changes in net cash provided by operating activities.

Investing Activities

Our principal uses of cash for investing activities are acquisitions and other strategic investments, capital expenditures such as housekeeping and food service equipment, computer software and equipment, furniture and fixtures (see “Capital Expenditures” below for additional information) and purchases of marketable securities and restricted marketable securities. Such uses of cash are offset by proceeds from sales of marketable securities.

Our investments in marketable securities and restricted marketable securities are primarily comprised of municipal bonds, treasury notes, corporate bonds and other government bonds and are intended to achieve our goal of preserving principal, maintaining adequate liquidity and maximizing returns subject to our investment guidelines. Our investment policy limits investment to certain types of instruments issued by institutions primarily with investment-grade ratings and places restrictions on concentration by type and issuer.

Financing Activities

The primary uses of cash for financing activities are repurchases of common stock. On February 14, 2023, our Board of Directors authorized the repurchase of up to 7.5 million outstanding shares (the “Repurchase Plan”). We repurchased 0.7 million shares of our common stock for $7.0 million, including commissions, during the three months ended March 31, 2025. We did not repurchase shares of our common stock during the three months ended March 31, 2024. We remain authorized to repurchase up to 5.4 million shares of our Common Stock pursuant to the Repurchase Plan.

Line of Credit

At March 31, 2025, we had a $300 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a floating rate, based on our leverage ratio, and starting at the Term Secured Overnight Financing Rate (“SOFR”) rate plus 165 basis points. The Company’s line of credit was amended on November 22, 2022 to, among other things, provide for a five-year unsecured revolving loan facility in the aggregate amount of $300 million with, at the Company’s option, the ability to increase the revolving loan commitments to an aggregate amount not to exceed $500 million and to change the benchmark rate from the London Interbank Offered Rate to SOFR. At March 31, 2025, we had no borrowings under the line of credit.

The line of credit requires us to satisfy two financial covenants. The covenants and their respective status at March 31, 2025 were as follows:

Covenant Descriptions and Requirements	As of March 31, 2025
Funded debt[1] to EBITDA[2] ratio: less than 3.50 to 1.00	0.19
EBITDA to Interest Expense ratio: not less than 3.00 to 1.00	16.12
1.All indebtedness for borrowed money including, but not limited to, capitalized lease obligations, reimbursement obligations in respect of letters of credit and guarantees of any such indebtedness.
2.Net income plus interest expense, income tax expense, depreciation, amortization, share-based compensation expense, costs incurred to maintain the line of credit facility and certain third-party charges associated with the line of credit agreement or permitted acquisition-related activity, subject to limitations.

As noted above, we were in compliance with our financial covenants at March 31, 2025 and we expect to remain in compliance. The line of credit expires on November 22, 2027. We believe that our existing capacity under the line of credit and our history of favorable operating cash flows provides adequate liquidity to fund our operations for the next twelve months following the date of this report.

At March 31, 2025, we had outstanding $48.0 million in irrevocable standby letters of credit, which relate to payment obligations under our insurance programs.

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new customers obtained. Such capital expenditures primarily consist of housekeeping and food service equipment purchases, laundry and linen equipment installations, computer hardware and software, furniture and fixtures. Although we have no specific material commitments for capital expenditures through the end of calendar year 2025, we estimate that for 2025 we will have capital expenditures of approximately $5.0 million to $7.0 million, of which we have made $1.7 million through March 31, 2025.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to the consolidated financial statements included in the Form 10-K for the period ended December 31, 2024. As described in such notes, we recognize revenue in the period in which the performance obligation is satisfied. Refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2025, we had $143.9 million in cash and cash equivalents, restricted cash equivalents, marketable securities and restricted marketable securities. The fair value of all of our cash equivalents and marketable securities are determined based on “Level 1” or “Level 2” inputs, which are based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are intended to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Form 10-Q, is reported in accordance with Securities and Exchange Commission rules. Disclosure controls are also intended to ensure that such information is accumulated and communicated to Management, including the Principal Executive Officer (President and Chief Executive Officer) and the Principal Financial Officer (Chief Financial Officer) as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation as of March 31, 2025, pursuant to the Exchange Act Rule 13a-15(b), our Management, including our Principal Executive Officer and Principal Financial Officer, concluded that our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 1A. Risk Factors

As of March 31, 2025, there have been no material changes to the Risk Factors disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

On February 14, 2023, our Board of Directors authorized the repurchase of up to 7.5 million outstanding shares of common stock (the “Repurchase Plan”). We remain authorized to purchase 5.4 million shares of common stock under the Repurchase Plan.

Shares repurchased pursuant to the Repurchase Plan during the three months ended March 31, 2025, were as follows:

Three Months Ended March 31, 2025	Total number of shares of Common Stock repurchased	Average price paid per share of Common Stock	Aggregate purchase price of Common Stock repurchases[1]	Number of remaining shares authorized for repurchase
			(in thousands)
January 1, 2025 - January 31, 2025	—	$—	$—	6,030
February 1, 2025 - February 28, 2025	327,987	$10.55	$3,461	5,702
March 1, 2025 - March 31, 2025	324,712	$10.70	$3,474	5,377
First quarter	652,699	$10.63	$6,935	5,377
1.    Excludes commissions and other costs of $0.1 million.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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
101
The following financial information from the Company’s Form 10-Q for the quarterly period ended March 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive (Loss) Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
+ Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE SERVICES GROUP, INC.

Date:	April 25, 2025	/s/ Theodore Wahl
Theodore Wahl
President & Chief Executive Officer
(Principal Executive Officer)

Date:	April 25, 2025	/s/ Vikas Singh
Vikas Singh
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)