Form 10-Q
period 2025-06-30
HEALTHCARE SERVICES GROUP INC
filed 2025-07-25
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $0.01 par value: 72,412,725 shares outstanding as of July 23, 2025.

Healthcare Services Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2025

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

Healthcare Services Group, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30, 2025	December 31, 2024
ASSETS:	(unaudited)
Current assets:
Cash and cash equivalents	$82,818	$56,776
Restricted cash equivalents	326	3,355
Marketable securities, at fair value	51,674	50,535
Restricted marketable securities, at fair value	29,258	25,105
Accounts receivable, net (less allowances: $112,471 and $87,520)	292,210	330,907
Notes receivable — short–term portion, net (less allowances: $25,830 and $10,372)	31,628	51,429
Inventories and supplies	17,356	16,749
Prepaid expenses and other current assets	27,024	21,796
Total current assets	532,294	556,652
Property and equipment, net	28,215	28,198
Goodwill	80,042	75,529
Other intangible assets (less accumulated amortization of $41,682 and $39,242)	8,263	9,442
Notes receivable — long–term portion, net (less allowances: $3,583 and $2,890)	45,084	41,054
Deferred compensation funding, at fair value	51,548	49,639
Deferred tax assets	53,118	38,170
Other long-term assets	3,636	4,088
Total assets	$802,200	$802,772
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$77,898	$81,147
Accrued payroll and related taxes	66,227	51,579
Other accrued expenses and current liabilities	41,772	24,783
Income taxes payable	1,388	8,391
Deferred compensation liability — short-term	2,069	1,499
Accrued insurance claims	24,578	25,148
Total current liabilities	213,932	192,547
Accrued insurance claims — long-term	50,833	51,869
Deferred compensation liability — long-term	51,699	50,011
Lease liability — long-term	7,048	8,033
Other long-term liabilities	1,650	385
Commitments and contingencies (Note 16)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 200,000 shares authorized; 76,819 and 76,533 shares issued, and 72,410 and 73,203 shares outstanding	768	765
Additional paid-in capital	323,189	318,363
Retained earnings	209,471	224,556
Accumulated other comprehensive loss, net of taxes	(1,442)	(2,317)
Common stock in treasury, at cost, 4,409 and 3,330 shares	(54,948)	(41,440)
Total stockholders’ equity	$477,038	$499,927
Total liabilities and stockholders’ equity	$802,200	$802,772
See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive (Loss)/Income
(in thousands, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$458,491	$426,288	$906,153	$849,721
Operating costs and expenses:
Costs of services provided	455,533	384,742	835,224	743,653
Selling, general and administrative expense	49,163	44,437	94,129	91,348
Other income (expense):
Investment and other income, net	4,735	2,621	6,019	8,320
Interest expense	(418)	(1,716)	(813)	(3,712)
(Loss) income before taxes	(41,888)	(1,986)	(17,994)	19,328

Income tax (benefit) provision	(9,522)	(198)	(2,856)	5,807
Net (loss) income	$(32,366)	$(1,788)	$(15,138)	$13,521

Per share data:
Basic (loss) income per common share	$(0.44)	$(0.02)	$(0.21)	$0.18
Diluted (loss) income per common share	$(0.44)	$(0.02)	$(0.21)	$0.18

Weighted average number of common shares outstanding:
Basic	73,161	73,853	73,414	73,889
Diluted	73,161	73,853	73,414	74,048

Comprehensive (loss) income:
Net (loss) income	$(32,366)	$(1,788)	$(15,138)	$13,521
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale marketable securities, net of taxes	372	(445)	875	(773)
Total comprehensive loss (income)	$(31,994)	$(2,233)	$(14,263)	$12,748

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(15,138)	$13,521
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,879	7,210
Bad debt provision	73,381	36,643
Deferred income taxes	(15,180)	(3,485)
Share-based compensation expense	6,279	4,597
Amortization of premium on marketable securities	235	795
Unrealized gain on deferred compensation fund investments	(3,195)	(5,388)
Changes in other long-term liabilities	(384)	(334)
Net loss on disposals of property and equipment	161	405
Share of losses from equity method investment	(2,379)	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(15,759)	(48,056)
Inventories and supplies	(607)	623
Prepaid expenses and other assets	843	(3,491)
Deferred compensation funding	715	157
Accounts payable and other accrued expenses	(10,887)	(15,695)
Accrued payroll, accrued and withheld payroll taxes	15,665	1,862
Deferred ERC credits	20,016	—
Income taxes payable	(7,003)	(2,921)
Accrued insurance claims	(1,605)	(1,576)
Deferred compensation liability	2,251	5,419
Net cash provided by (used in) operating activities	56,288	(9,714)
Cash flows from investing activities:
Disposals of property and equipment	76	150
Additions to property and equipment	(3,102)	(3,510)
Cash paid for acquisition	(7,287)	—
Cash paid for investments	(2,125)	(2,750)
Purchases of marketable securities	(4,611)	(37,880)
Sales of marketable securities	229	27,951
Net cash used in investing activities	(16,820)	(16,039)
Cash flows from financing activities:
Purchases of treasury stock	(14,711)	(3,000)
Proceeds from short-term borrowings	—	5,000
Payments of statutory withholding on net issuance of restricted stock units	(1,744)	(1,030)
Net cash (used in) provided by financing activities	(16,455)	970
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	23,013	(24,783)
Cash, cash equivalents and restricted cash equivalents at beginning of the period	60,131	54,330
Cash, cash equivalents and restricted cash equivalents at end of the period	$83,144	$29,547

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands) (Unaudited)

	For the six months ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2025	76,533	$765	$318,363	$(2,317)	$224,556	$(41,440)	$499,927
Net income	—	—	—	—	17,228	—	17,228
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	503	—	—	503
Shares issued in connection with equity incentive plans, net of taxes	276	3	(1,747)	—	—	—	(1,744)
Share-based compensation expense	—	—	3,685	—	—	—	3,685
Purchases of treasury stock	—	—	—	—	—	(7,036)	(7,036)
Shares issued for Deferred Compensation Plan, net	—	—	502	—	—	63	565
Shares issued for Employee Stock Purchase Plan	—	—	(72)	—	—	1,090	1,018
Other	—	—	—	—	52	—	52
Balance, March 31, 2025	76,809	$768	$320,731	$(1,814)	$241,836	$(47,323)	$514,198
Net loss	—	—	—	—	(32,366)	—	(32,366)
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	372	—	—	372
Shares issued in connection with equity incentive plans, net of taxes	10	—	—	—	—	—	—
Share-based compensation expense	—	—	2,510	—	—	—	2,510
Purchases of treasury stock	—	—	—	—	—	(7,675)	(7,675)
Shares issued for Deferred Compensation Plan, net	—	—	(52)	—	—	50	(2)
Other		—	—	—	1	—	1
Balance, June 30, 2025	76,819	$768	$323,189	$(1,442)	$209,471	$(54,948)	$477,038
See accompanying notes to consolidated financial statements.

	For the six months ended June 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2024	76,329	$763	$310,436	$(1,844)	$185,010	$(37,749)	$456,616
Net income	—	—	—	—	15,309	—	15,309
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(328)	—	—	(328)
Shares issued in connection with equity incentive plans, net of taxes	204	2	(1,032)	—	—	—	(1,030)
Share-based compensation expense	—	—	2,444	—	—	—	2,444
Shares issued for Deferred Compensation Plan, net	—	—	448	—	—	71	519
Shares issued for Employee Stock Purchase Plan	—	—	(216)	—	—	1,205	989
Other	—	—	—	—	62	—	62
Balance, March 31, 2024	76,533	$765	$312,080	$(2,172)	$200,381	$(36,473)	$474,581
Net loss	—	—	—	—	(1,788)	—	(1,788)
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(445)	—	—	(445)
Other share-based compensation, net	—	—	2,075	—	—	—	2,075
Purchase of treasury stock	—	—	—	—	—	(3,000)	(3,000)
Shares issued for Deferred Compensation Plan, net	—	—	(9)	—	—	7	(2)
Other	—	—	—	—	2	—	2
Balance, June 30, 2024	76,533	$765	$314,146	$(2,617)	$198,595	$(39,466)	$471,423
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

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows. However, in the Company’s opinion, all adjustments which are of a normal recurring nature and are necessary for a fair presentation have been reflected in these consolidated financial statements. The balance sheet shown in this report as of December 31, 2024 has been derived from the audited financial statements for the year ended December 31, 2024. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for any future period.

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

	June 30, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$82,818	$56,776
Restricted cash equivalents[1]	326	3,355
Total cash and cash equivalents and restricted cash equivalents	$83,144	$60,131

1.Restricted cash equivalents represent funds held in money market accounts pursuant to a Collateral Trust Agreement with the Company’s third-party insurer and a trustee whereby investments or money market funds are held in a trust account to benefit the insurer and are restricted for that purpose. The trust account was set up in conjunction with a reduction in the Company’s letters of credit collateral obligation for insurance obligations.

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

On July 4, 2025, Congress enacted the One Big Beautiful Bill Act (“OBBBA”), which includes several changes to the Internal Revenue Code which may result in changes to the Company’s income tax expense. The Company is currently evaluating the impacts of the OBBBA but does not believe that changes in tax law will materially affect the Company’s operating performance or financial position.

(Loss) Earnings per Common Share

Basic (loss) earnings per common share is computed by dividing (loss) income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted (loss) earnings per common share is computed using the weighted-average number of common shares outstanding and dilutive common shares, such as those issuable upon exercise of stock options and upon the vesting of restricted stock units (“RSUs”), deferred stock units (“DSUs”) and performance-based restricted stock units (“PSUs”).

Share-Based Compensation

The Company estimates the fair value of share-based awards on the date of grant using the Black-Scholes valuation model for stock options, using a Monte Carlo simulation for PSUs and using the share price on the date of grant for RSUs and DSUs. The value of the award is recognized ratably as an expense in the Company’s Consolidated Statements of Comprehensive (Loss)/Income over the requisite service periods with adjustments made for forfeitures as they occur.

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

No impairment loss was recognized on the Company’s goodwill or other intangible assets during the three and six months ended June 30, 2025 or 2024.

Investments in Equity Securities

The Company accounts for investments in equity securities using the equity method when the Company determines that it can exercise significant influence over the investee. The Company accounts for investments in equity securities at fair value when the Company determines that it cannot exercise significant influence over the investee. Investments in equity securities are recorded within “Other long-term assets” in the Company’s Consolidated Balance Sheets. The Company’s proportionate share of earnings or losses of the investee are recorded within “Investment and other income, net” on the Company’s Consolidated Statements of Comprehensive (Loss)/Income. The Company elects to record its proportionate share of earnings or losses in equity method investments using a three-month lag based on the most recently available financial statements.

Concentrations of Credit Risk

The Company’s financial instruments that are subject to credit risk are cash and cash equivalents, restricted cash equivalents, marketable securities, restricted marketable securities, deferred compensation funding and accounts and notes receivable. At June 30, 2025 and December 31, 2024, the majority of the Company’s cash and cash equivalents, restricted cash equivalents, marketable securities and restricted marketable securities were held in two large financial institutions located in the United States. The Company’s marketable securities and restricted marketable securities are fixed income investments which are highly liquid and can be readily purchased or sold through established markets. The Company’s deferred compensation funding consists of fund and money market investments all of which are highly liquid and held in a trust account.

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
Customer Concentrations

No single customer or customer group represented more than 10% of our consolidated revenues for the three and six months ended June 30, 2025 or 2024.

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

Housekeeping

Housekeeping accounted for $205.7 million and $191.0 million of the Company’s consolidated revenues for the three months ended June 30, 2025 and 2024, respectively, which represented approximately 44.9% and 44.8% of the Company’s revenues in each respective period. Housekeeping accounted for $402.1 million and $381.6 million of the Company’s consolidated revenues for the six months ended June 30, 2025 and 2024, respectively, which represented approximately 44.4% and 44.9% of the Company’s revenues in each respective period. Housekeeping services consist of managing customers’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the customers’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the customers’ facilities. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

Dietary

Dietary services accounted for $252.7 million and $235.3 million of the Company’s consolidated revenues for the three months ended June 30, 2025 and 2024, respectively, which represented approximately 55.1% and 55.2% of the Company’s revenues in each respective period. Dietary services accounted for $504.1 million and $468.2 million of the Company’s consolidated revenues for the six months ended June 30, 2025 and 2024, respectively, which represented approximately 55.6% and 55.1% of the Company’s revenues in each respective period. Dietary services consist of managing customers’ dietary departments which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support provided by a District Manager specializing in dietary services. The Company also offers clinical consulting services to facilities which if contracted is a service bundled within the monthly service provided to customers. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate dietitian services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

Revenue Recognition

The Company’s revenues are derived from contracts with customers. The Company recognizes revenue to depict the transfer of promised goods and services to customers in amounts that reflect the consideration to which the Company is entitled in exchange for those goods and services. The Company’s costs of obtaining contracts are not material.

The Company performs services and provides goods in accordance with its contracts with its customers. Such contracts typically provide for a renewable service term, cancellable by either party upon 30 to 90 days’ notice, after an initial period of 60 to 120 days. A performance obligation is the unit of account under ASC 606 and is defined as a promise in a contract to transfer a distinct good or service to the customer. The Company’s Housekeeping and Dietary contracts relate to the provision of bundles of goods, services or both, which represent a series of distinct goods and services that are substantially the same and that have the same pattern of transfer to the customer. The Company accounts for the series as a single performance obligation satisfied over time, as the customer simultaneously receives and consumes the benefits of the goods and services provided. Revenue is recognized using the output method, which is based upon the delivery of goods and services to the customers’ facilities. In limited cases, the Company provides goods, services or both before the execution of a written contract. In these cases, the Company defers the recognition of revenue until a contract is executed. The amount of such deferred revenue was less than $0.1 million as of June 30, 2025 and $0.2 million as of December 31, 2024. All revenue amounts deferred as of December 31, 2024 have been subsequently recognized as revenue during the six months ended June 30, 2025.

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

In the event that the Company provides ongoing services to customers in active bankruptcy proceedings, in receivership or in other similar legal positions, the Company defers the recognition of revenue until cash is received, as the Company determines that collectability of substantially all of the entitled consideration in exchange for services provided is not probable for such customers until cash is received. In addition, for a subset of customers with heightened collectability risk or specific contractual terms, the Company recognizes revenue on a cash basis—i.e., when payment is received. The Company evaluates the probability of collection at contract inception and reassesses as facts and circumstances change.

The Company allocates the transaction price to each performance obligation noting that the bundle of goods, services or goods and services provided under each Housekeeping and Dietary contract represents a single performance obligation that is satisfied over time. The Company recognizes the related revenue when it satisfies the performance obligation by transferring a bundle of promised goods, services or both to a customer. Such recognition is on a monthly or weekly basis, as goods are provided and services are performed. In some cases, the Company requires customers to pay in advance for goods and services to be provided. As of June 30, 2025, the value of the contract liabilities associated with customer prepayments was $1.3 million. As of December 31, 2024, the value of the contract liabilities associated with customer prepayments was $4.0 million. The Company recognized $2.7 million of revenue during the six months ended June 30, 2025 which was recorded as a contract liability on December 31, 2024. The Company recognized $1.9 million of revenue during the six months ended June 30, 2024 which was recorded as a contract liability on December 31, 2023.

Transaction Price Allocated to Remaining Performance Obligations

The Company recognizes revenue as it satisfies the performance obligations associated with contracts with customers which, due to the nature of the goods and services provided by the Company, are satisfied over time. Contracts may contain transaction prices that are fixed, variable or both. The Company’s contracts with customers typically provide for an initial term with renewable service terms, cancellable by either party upon 30 to 90 days’ notice after an initial period of 60 to 120 days. The Company has elected to apply the practical expedient that permits exclusion of information about the remaining performance obligations with original expected durations of one year or less. There were no remaining performance obligations with original expected durations of one year or longer as of June 30, 2025.

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

At June 30, 2025, the face value and discounted value of notes receivable with imputed interest were $33.2 million and $30.7 million, respectively. At December 31, 2024, the face value and discounted value of notes receivable with imputed interest were $39.7 million and $35.9 million, respectively. The effective interest rates applied on notes with imputed interest at June 30, 2025 and December 31, 2024 were 6.1% and 6.9%, respectively.

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

On July 9, 2025, Genesis Healthcare, Inc. (“Genesis”) filed for Chapter 11 bankruptcy protection in the Northern District of Texas. As of June 30, 2025, the Company had outstanding accounts and notes receivable due from Genesis of $47.7 million and $22.1 million (inclusive of $1.7 million in deferred interest income), respectively. Upon review of the bankruptcy petition, the Company identified the Genesis accounts and notes receivables as separate loss pools for evaluating the collectability of the receivables due to the size of the outstanding balances and the assessed likelihood of recovery. As of June 30, 2025, the Company assessed a 100% allowance on the outstanding balances of both the accounts and notes receivable due from Genesis. In conjunction with recording the allowance for Genesis receivables, the Company recognized bad debt expense of $61.2 million during the three and six months ended June 30, 2025.

ASC 326 permits entities to make an accounting policy election not to measure an estimate for credit losses on accrued interest if those entities write off accrued interest deemed uncollectible in a timely manner. The Company follows an income recognition policy on all interest earned on notes receivable. Under such policy the Company accounts for all notes receivable on a non-accrual basis and defers the recognition of any interest income until receipt of cash payments. This policy was established based on the Company’s history of collections of interest on outstanding notes receivable, as we do not deem it probable that we will receive substantially all interest on outstanding notes receivable. Accordingly, the Company does not record a credit loss adjustment for accrued interest. Interest income from notes receivable for the three months ended June 30, 2025 and 2024 was $1.0 million and $0.6 million, respectively. Interest income from notes receivable for the six months ended June 30, 2025 and 2024 was $2.3 million and $1.7 million, respectively.

The following table presents the Company’s four tiers of notes receivable as of and for the six months ended June 30, 2025 further disaggregated by year of origination, as well as write-off activity:

	Notes receivable
	Amortized cost basis by origination year
	2025	2024	2023	2022	2021	Prior	Total
	(in thousands)
Notes receivable
Standard notes receivable	$51,922	$16,121	$2,084	$5,875	$—	$—	$76,002
Delinquent notes receivable	$—	$318	$1,054	$1,811	$606	$—	$3,789
Genesis notes receivable	$—	$—	$—	$—	$—	$22,134	$22,134
Elevated risk notes receivable	$—	$—	$2,709	$—	$—	$1,491	$4,200

Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—
Current-period recoveries	—	(278)	—	—	—	—	(278)
Current-period net write-offs	$—	$(278)	$—	$—	$—	$—	$(278)

The following table provides information as to the status of payment on the Company’s notes receivable which were past due as of June 30, 2025:

	Age analysis of past-due notes receivable as of June 30, 2025
	0 - 90 Days	91 - 180 Days	Greater than 181 Days	Total
	(in thousands)
Notes receivable
Standard notes receivable	$119	$—	$—	$119
Delinquent notes receivable	378	327	2,698	3,403
Genesis notes receivable	255	286	21,336	21,877
Elevated risk notes receivable	—	150	2,879	3,029
	$752	$763	$26,913	$28,428

The following tables provide a summary of the changes in the Company’s allowance for doubtful accounts on a portfolio segment basis for the three months ended June 30, 2025 and 2024, respectively:

	Allowance for doubtful accounts
Portfolio Segment:	March 31, 2025	Reclassifications	Write-Offs[1]	Bad Debt Expense	June 30, 2025
	(in thousands)
Accounts receivable
Aged accounts receivable	$87,098	$(1,751)	$(30,246)	$9,642	$64,743
Genesis accounts receivable	—	1,751	—	45,977	47,728
Total accounts receivable	$87,098	$—	$(30,246)	$55,619	$112,471

Notes receivable
Standard notes receivable	$4,586	$—	$—	$1,035	$5,621
Delinquent notes receivable	6,013	(5,176)	—	235	1,072
Genesis notes receivable	—	5,176	—	15,234	20,410
Elevated risk notes receivable	2,140	—	—	170	2,310
Total notes receivable	$12,739	$—	$—	$16,674	$29,413
Total accounts and notes receivable	$99,837	$—	$(30,246)	$72,293	$141,884

1.Write-offs are shown net of recoveries. During the three months ended June 30, 2025, the Company collected less than $0.1 million of accounts and notes receivable which had previously been written-off as uncollectible.

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

The following tables provide a summary of the changes in the Company’s allowance for doubtful accounts on a portfolio segment basis for the six months ended June 30, 2025 and 2024, respectively:

	Allowance for doubtful accounts
Portfolio Segment:	December 31, 2024	Reclassifications	Write-Offs[1]	Bad Debt Expense	June 30, 2025
	(in thousands)
Accounts receivable
Aged accounts receivable	$87,520	$(1,651)	$(32,557)	$11,431	$64,743
Genesis accounts receivable	—	1,651	—	46,077	47,728
Total accounts receivable	$87,520	$—	$(32,557)	$57,508	$112,471

Notes receivable
Standard notes receivable	$5,096	—	278	$247	$5,621
Delinquent notes receivable	6,026	(5,176)	—	222	1,072
Genesis notes receivable	—	5,176	—	15,234	20,410
Elevated risk notes receivable	2,140	—	—	170	2,310
Total notes receivable	$13,262	$—	$278	$15,873	$29,413
Total accounts and notes receivable	$100,782	$—	$(32,279)	$73,381	$141,884

1.Write-offs are shown net of recoveries. During the six months ended June 30, 2025, the Company collected $0.3 million of accounts and notes receivable which had previously been written-off as uncollectible.

	Allowance for doubtful accounts
Portfolio segment:	December 31, 2023	Write-Offs[1]	Bad Debt Expense	June 30, 2024
	(in thousands)
Accounts receivable	$80,819	$(12,988)	$35,862	$103,693

Notes receivable
Standard notes receivable	$3,510	$—	$(523)	$2,987
Delinquent notes receivable	2,615	(69)	1,304	3,850
Elevated risk notes receivable	4,755	—	—	4,755
Total notes receivable	$10,880	$(69)	$781	$11,592
Total accounts and notes receivable	$91,699	$(13,057)	$36,643	$115,285

1.Write-offs are shown net of recoveries. During the six months ended June 30, 2024, the Company collected $0.1 million of accounts and notes receivable which had previously been written-off as uncollectible.

Note 5—Changes in Accumulated Other Comprehensive Loss by Component

The Company’s accumulated other comprehensive loss consists of unrealized gains and losses from the Company’s available-for-sale marketable securities and restricted marketable securities. The following table provides a summary of the changes in accumulated other comprehensive loss for the six months ended June 30, 2025 and 2024:

	Unrealized Gains and Losses on Available-for-Sale Securities¹
	Six Months Ended June 30,
	2025	2024
	(in thousands)
Accumulated other comprehensive loss — beginning balance	$(2,317)	$(1,844)
Other comprehensive income (loss) before reclassifications	872	(1,040)
Income reclassified from other comprehensive income (loss)²	3	267
Net current period other comprehensive income (loss)³	875	(773)
Accumulated other comprehensive loss — ending balance	$(1,442)	$(2,617)
1.All amounts are net of tax.
2.Realized gains and losses were recorded pre-tax within “Investment and other income, net” in the Consolidated Statements of Comprehensive (Loss)/Income. For the six months ended June 30, 2025 and 2024, the Company recorded realized losses of less than $0.1 million and $0.3 million, respectively from the sale of available-for-sale securities. Refer to Note 9—Fair Value Measurements herein for further information.
3.For the six months ended June 30, 2025 and 2024, the changes in accumulated other comprehensive loss were net of a tax expense of $0.2 million and a tax benefit of $0.1 million, respectively.

The following table provides a rollforward of amounts reclassified from accumulated other comprehensive loss to realized losses for the three and six months ended June 30, 2025 and 2024:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	2025	2024
	(in thousands)
Three Months Ended June 30,
Losses from the sale of available-for-sale securities	$(1)	$(126)
Tax benefit	—	26
Net loss reclassified from accumulated other comprehensive	$(1)	$(100)
Six Months Ended June 30,
Losses from the sale of available-for-sale securities	$(3)	$(337)
Tax benefit	—	70
Net losses reclassified from accumulated other comprehensive loss	$(3)	$(267)

Note 6—Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded over the estimated useful life of each class of depreciable asset and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

The following table sets forth the amounts of property and equipment by each class of depreciable asset as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(in thousands)
Housekeeping and dietary equipment	$17,995	$17,052
Computer hardware and software	8,908	8,196
Operating lease — right-of-use assets	29,739	29,669
Other[1]	1,118	904
Total property and equipment, at cost	57,760	55,821
Less accumulated depreciation[2]	29,545	27,623
Total property and equipment, net	$28,215	$28,198
1.Includes furniture and fixtures, leasehold improvements and vehicles.
2.Includes $15.0 million and $13.2 million related to accumulated depreciation on Operating lease – right-of-use assets as of June 30, 2025 and December 31, 2024, respectively.

Depreciation expense for the three and six months ended June 30, 2025 was $3.2 million and $6.4 million, respectively. Depreciation expense for the three and six months ended June 30, 2024 was $3.0 million and $5.9 million, respectively. Of the depreciation expense recorded for the three and six months ended June 30, 2025, $2.1 million and $4.2 million, respectively, was related to the depreciation of the Company’s operating lease - right-of-use assets (“ROU Assets”). Of the depreciation expense recorded for the three and six months ended June 30, 2024, $2.0 million and $3.8 million, respectively, was related to the depreciation of the Company’s operating lease - right-of-use assets.

At June 30, 2025 and 2024, accrued purchases of property and equipment were $0.5 million and $0.4 million, respectively.

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

Components of lease expense required by ASC 842 are presented below for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Lease cost
Operating lease cost	$2,108	$1,945
Short-term lease cost	296	323
Variable lease cost	431	551
Total lease cost	$2,835	$2,819

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Lease cost
Operating lease cost	$4,211	$3,782
Short-term lease cost	470	494
Variable lease cost	961	841
Total lease cost	$5,642	$5,117

Supplemental information required by ASC 842 is presented below for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024
	(dollar amounts in thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,393	$3,958
Weighted-average remaining lease term — operating leases	2.4 years	2.9 years
Weighted-average discount rate — operating leases	6.9%	6.9%

During the three and six months ended June 30, 2025, the Company’s ROU Assets and lease liabilities were reduced by $0.3 million and $1.6 million, respectively, due to lease cancellations. During the three and six months ended June 30, 2024, the Company's ROU Assets and lease liabilities were reduced by $0.3 million and $0.5 million, respectively, due to lease cancellations.

The following is a schedule by calendar year of future minimum lease payments under operating leases that have remaining terms as of June 30, 2025:

Period/Year	Operating Leases
(in thousands)
July to December 31, 2025	$4,341
2026	6,816
2027	3,788
2028	1,654
2029	116
2030 and thereafter	—
Total minimum lease payments	$16,715
Less: imputed interest	1,364
Present value of lease liabilities	$15,351

Note 8—Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses. Goodwill is not amortized but is evaluated for impairment on an annual basis or more frequently if impairment indicators arise. To date, the Company has not recognized an impairment of its goodwill.

The following table sets forth the amounts of goodwill by reportable segment as of June 30, 2025 and December 31, 2024:

	December 31, 2024	Acquisition	June 30, 2025
		(in thousands)
Housekeeping	$42,377	$4,513	$46,890
Dietary	33,152	—	33,152
Total Goodwill	$75,529	$4,513	$80,042

Intangible Assets

The Company’s other intangible assets consist of customer relationships, trade names, patents and non-compete agreements which were obtained through acquisitions and are recorded at their fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful lives. The weighted-average amortization period of customer relationships, trade names, patents and non-compete agreements are approximately 10 years, 10 years, 4 years and 4 years, respectively.

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remainder of 2025, the following five fiscal years and thereafter:

Period/Year	Total Amortization Expense
(in thousands)
July to December 31, 2025	$1,299
2026	$2,593
2027	$1,127
2028	$545
2029	$545
2030	$545
Thereafter	$1,609

Amortization expense for the three months ended June 30, 2025 and 2024 was $1.8 million and $0.7 million, respectively. Amortization expense for the six months ended June 30, 2025 and 2024 was $2.4 million and $1.3 million, respectively.

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

The Company’s marketable securities and restricted marketable securities are held by the Company’s captive insurance company to satisfy capital requirements of the state regulator related to captive insurance companies. Restricted marketable securities are held by the Company’s captive insurance company as collateral for certain insurance coverages. Such securities are primarily comprised of municipal bonds, treasury notes, corporate bonds and other government bonds which are classified as available-for-sale and are reported at fair value. Unrealized gains and losses associated with these investments are included in “Unrealized gain (loss) on available-for-sale marketable securities, net of taxes” within the Consolidated Statements of Comprehensive (Loss)/Income. Marketable securities and restricted marketable securities are classified within Level 2 of the fair value hierarchy, as these securities are measured using quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable. Such valuations are determined by a third-party pricing service. For the three and six months ended June 30, 2025, the Company recorded unrealized gains, net of taxes of $0.4 million and $0.9 million on marketable securities and restricted marketable securities, respectively. For the three and six months ended June 30, 2024, the Company recorded unrealized losses, net of taxes of $0.4 million and $0.8 million on marketable securities, respectively.

For the three months ended June 30, 2025 and 2024, the Company received total proceeds, less the amount of interest received, of $0.1 million and $11.4 million, respectively, from sales of available-for-sale marketable securities. These sales resulted in realized losses of less than $0.1 million and $0.1 million for the three months ended June 30, 2025 and 2024. For the six months ended June 30, 2025 and 2024, the Company received total proceeds, less the amount of interest received, of $0.2 million and $28.0 million, respectively, from sales of available-for-sale marketable securities. These sales resulted in realized losses of less than $0.1 million and $0.3 million for the three months ended June 30, 2025 and 2024. Such gains and losses were recorded in “Investment and other income, net” in the Consolidated Statements of Comprehensive (Loss)/Income. The basis for the sale of these securities was the specific identification of each security sold during the period.

As part of a prior period acquisition of a prepackaged meal manufacturer, the Company agreed to pay royalties to the seller on all future product sales. The fair value of this liability is measured using forecasted sales models (Level 3). For the three months ended June 30, 2025 and 2024, the Company recorded realized gains of $0.4 million and losses of $0.5 million, respectively, within “Costs of services provided” in the Consolidated Statements of Comprehensive (Loss)/Income related to the measurement of the liability at each reporting date. For the six months ended June 30, 2025 and 2024, the Company recorded realized gains of $0.4 million and $0.3 million, respectively, within “Costs of services provided” in the Consolidated Statements of Comprehensive (Loss)/Income related to the measurement of the liability at each reporting date.

As part of an acquisition in 2025, the Company agreed to pay consideration to the seller based on post-acquisition revenues. The Company recorded a liability for the expected future consideration within Other long-term liabilities on the Consolidated Balance Sheets. The fair value of this liability is measured using forecasted sales models (Level 3). The Company records gains and losses from this liability within “Selling, general and administrative expense” in the Consolidated Statements of Comprehensive (Loss)/Income related to the measurement of the liability at each reporting date.

The investments under the deferred compensation plan are accounted for as trading securities and unrealized gains or losses are recorded within “Investment and other income, net” in the Consolidated Statements of Comprehensive (Loss)/Income. The fair values of these investments are determined based on quoted market prices (Level 1) or the net asset value (“NAV”) of underlying share investments (Level 2). For the three months ended June 30, 2025 and 2024, the Company recorded unrealized gains of $4.6 million and $1.3 million, respectively, related to trading securities still held at the respective reporting dates. For the six months ended June 30, 2025 and 2024, the Company recorded unrealized gains of $3.2 million and $5.4 million, respectively, related to trading securities still held at the respective reporting dates.

The following table summarizes the contractual maturities of debt securities held as of June 30, 2025 and December 31, 2024, which are classified within “Marketable securities, at fair value” and “Restricted marketable securities, at fair value” in the Consolidated Balance Sheets:

	Debt Securities — Available-for-Sale
Contractual maturity:	June 30, 2025	December 31, 2024
	(in thousands)
Marketable securities, at fair value
Maturing in one year or less	$1,872	$653
Maturing in second year through fifth year	22,251	23,341
Maturing in sixth year through tenth year	23,713	13,113
Maturing after ten years	3,838	13,428
Total marketable securities, at fair value	$51,674	$50,535
Restricted marketable securities, at fair value
Maturing in one year or less	$7,616	$2,474
Maturing in second year through fifth year	13,200	15,774
Maturing in sixth year through tenth year	7,402	5,837
Maturing after ten years	1,040	1,020
Total restricted marketable securities, at fair value	$29,258	$25,105
Total debt securities — available-for-sale	$80,932	$75,640

The following table shows the amortized cost, unrealized gains and losses, and estimated fair value of the Company’s debt securities as of June 30, 2025 and December 31, 2024:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Credit Impairment Losses[1]
June 30, 2025	(in thousands)
Type of security:
Marketable securities
Municipal bonds — taxable	$10,232	$—	$(441)	$9,791	$—
Municipal bonds — non-taxable	43,755	8	(1,880)	41,883	—
Total marketable securities	$53,987	$8	$(2,321)	$51,674	$—
Restricted marketable securities
U.S. treasury bonds	$9,375	$125	$(5)	$9,495	$—
U.S. government agency bonds	1,209	7	—	1,216	—
International fixed income bonds	719	5	—	724	—
Corporate bonds	8,268	145	—	8,413	—
Municipal bonds — taxable	9,199	211	—	9,410	—
Total restricted marketable securities	$28,770	$493	$(5)	$29,258	$—
Total debt securities — available-for-sale	$82,757	$501	$(2,326)	$80,932	$—

December 31, 2024
Type of security:
Marketable securities
Municipal bonds — taxable	$10,276	$—	$(676)	$9,600	$—
Municipal bonds — non-taxable	43,255	—	(2,320)	40,935	—
Total marketable securities	$53,531	$—	$(2,996)	$50,535	$—
Restricted marketable securities
U.S. treasury bonds	$7,276	$38	$(5)	$7,309	$—
U.S. government agency bonds	1,208	10	—	1,218	—
International fixed income bonds	647	5	—	652	—
Corporate bonds	6,780	30	(14)	6,796	—
Municipal bonds — taxable	9,131	40	(41)	9,130	—
Total restricted marketable securities	$25,042	$123	$(60)	$25,105	$—
Total debt securities — available-for-sale	$78,573	$123	$(3,056)	$75,640	$—
1.The Company performs a credit impairment loss assessment quarterly on an individual security basis. As of June 30, 2025 and December 31, 2024, no allowance for credit loss has been recognized as the issuers of these securities have not established a cause for default and various rating agencies have reaffirmed each security’s investment grade status. The fair value of these securities have fluctuated since the purchase date as market interest rates fluctuate. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of the securities’ amortized cost basis.

The following tables provide fair value measurement information for the Company’s financial assets, including marketable securities, restricted marketable securities and deferred compensation plan investments as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
			Fair Value Measurement Using:
(amounts in thousands)	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities
Municipal bonds — taxable	$9,791	$9,791	$—	$9,791	$—
Municipal bonds — non-taxable	41,883	41,883	—	41,883	—
Total marketable securities	$51,674	$51,674	$—	$51,674	$—

Restricted marketable securities
U.S. treasury bonds	$9,495	$9,495	$—	$9,495	$—
U.S. government agency bonds	1,216	1,216	—	1,216	—
International fixed income bonds	724	724	—	724	—
Corporate bonds	8,413	8,413	—	8,413	—
Municipal bonds — taxable	9,410	9,410	—	9,410	—
Total restricted marketable securities	$29,258	$29,258	$—	$29,258	$—

Deferred compensation plan
Money market[1]	$1,944	$1,944	$—	$1,944	$—
Commodities	327	327	327	—	—
Fixed income	4,948	4,948	4,948	—	—
International	5,733	5,733	5,733	—	—
Large cap blend	7,543	7,543	7,543	—	—
Large cap growth	19,105	19,105	19,105	—	—
Large cap value	6,844	6,844	6,844	—	—
Mid cap blend	3,847	3,847	3,847	—	—
Real estate	373	373	373	—	—
Small cap blend	2,953	2,953	2,953	—	—
Total deferred compensation plan[2]	$53,617	$53,617	$51,673	$1,944	$—

	As of December 31, 2024
			Fair Value Measurement Using:
(amounts in thousands)	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities
Municipal bonds — taxable	$9,600	$9,600	$—	$9,600	$—
Municipal bonds — non-taxable	40,935	40,935	—	40,935	—
Total marketable securities	$50,535	$50,535	$—	$50,535	$—

Restricted marketable securities
U.S. treasury bonds	$7,309	$7,309	$—	$7,309	$—
U.S. government agency bonds	1,218	1,218	—	1,218	—
International fixed income bonds	652	652	—	652	—
Corporate bonds	6,796	6,796	—	6,796	—
Municipal bonds — taxable	9,130	9,130	—	9,130	—
Total restricted marketable securities	$25,105	$25,105	$—	$25,105	$—

Deferred compensation plan
Money market[1]	$1,961	$1,961	$—	$1,961	$—
Commodities	295	295	295	—	—
Fixed income	4,417	4,417	4,417	—	—
International	4,999	4,999	4,999	—	—
Large cap blend	6,669	6,669	6,669	—	—
Large cap growth	18,524	18,524	18,524	—	—
Large cap value	6,964	6,964	6,964	—	—
Mid cap blend	3,957	3,957	3,957	—	—
Real estate	372	372	372	—	—
Small cap blend	2,980	2,980	2,980	—	—
Deferred compensation plan[2]	$51,138	$51,138	$49,177	$1,961	$—
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
2.The deferred compensation plan carrying amounts and total fair value amounts as of June 30, 2025 and December 31, 2024 are inclusive of $2.1 million and $1.5 million of holdings expected to be paid to former employees within the next twelve months which were recorded under “Prepaid expenses and other current assets” in the Company’s Consolidated Balance Sheets.

Note 10—Share-Based Compensation

The components of the Company’s share-based compensation expense for the six months ended June 30, 2025 and 2024 are as follows:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Stock options	$1,934	$353
Restricted stock units and deferred stock units	3,548	3,501
Performance stock units	713	665
Employee Stock Purchase Plan	84	78
Total pre-tax share-based compensation expense charged against income	$6,279	$4,597

At June 30, 2025, the unrecognized compensation cost related to unvested stock options and awards was $24.7 million. The weighted average period over which these awards will vest was approximately 3.2 years.

The following table summarizes the components of share-based compensation expense included within the Consolidated Statements of Comprehensive (Loss)/Income for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Selling, general and administrative expense	$6,257	$4,572
Costs of services provided	22	25
Total share-based compensation expense	$6,279	$4,597

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

As of June 30, 2025, there were 6.2 million shares of common stock reserved for issuance under the Amended 2020 Plan, of which 1.6 million are available for future grant. The amount of shares available for issuance under the Amended 2020 Plan will increase when outstanding awards under the Company’s Second Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”) are subsequently forfeited, terminated, lapsed or satisfied thereunder in cash or property other than shares. No stock award will have a term in excess of 10 years. The Nominating, Compensation and Stock Option Committee (the “NCSO”) of the Board of Directors is responsible for determining the terms of the grants in accordance with the Amended 2020 Plan.

Stock Options

A summary of stock options outstanding under the Amended 2020 Plan and the 2012 Plan as of December 31, 2024 and changes during the six months ended June 30, 2025 are as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price
	(in thousands)
December 31, 2024	2,528	$28.23
Granted	269	$11.76
Exercised	—	$—
Forfeited	—	$—
Expired	(278)	$31.22
June 30, 2025	2,519	$26.14

The weighted average grant-date fair value of stock options granted during the six months ended June 30, 2025 and 2024 were $6.08 and $5.06 per common share, respectively. No stock options were exercised during the six months ended June 30, 2025 and 2024.

The fair value of stock option awards granted during the six months ended June 30, 2025 and 2024 was estimated on the dates of grant using the Black-Scholes option valuation model with the following assumptions:

	Six Months Ended June 30,
	2025	2024
Risk-free interest rate	4.5%	3.9%
Weighted average expected life	7.2 years	7.0 years
Expected volatility	42.1%	40.5%
Dividend yield	—%	—%

The following table summarizes other information about the stock options at June 30, 2025:

June 30, 2025
(amounts in thousands, except per share data)
Outstanding:
Aggregate intrinsic value	$2,505
Weighted average remaining contractual life	5.0 years
Exercisable:
Number of options	1,711
Weighted average exercise price	$32.05
Aggregate intrinsic value	$379
Weighted average remaining contractual life	3.6 years

Restricted Stock Units and Deferred Stock Units

The fair value of outstanding RSUs and DSUs was determined based on the market price of the shares on the date of grant. During the six months ended June 30, 2025, the Company granted 0.7 million RSUs and DSUs with a weighted average grant-date fair value of $11.89 per unit. During the six months ended June 30, 2024, the Company granted 0.8 million RSUs and DSUs to its employees with a weighted average grant-date fair value of $10.38 per unit.

A summary of the outstanding RSUs and DSUs as of December 31, 2024 and changes during the six months ended June 30, 2025 is as follows:

	Restricted Stock Units & Deferred Stock Units
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2024	1,516	$13.98
Granted	741	$11.89
Vested	(406)	$16.19
Forfeited	(21)	$12.36
June 30, 2025	1,830	$12.66

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

On May 27, 2025, the NCSO granted an aggregate of 25,000 DSUs to the Company’s non-employee directors. Each DSU award granted vests in one year. The unrecognized share-based compensation cost of outstanding DSU awards at June 30, 2025 is $0.3 million and is expected to be recognized over a weighted-average period of 0.9 years.

Performance Stock Units

On January 3, 2025, the NCSO granted 0.1 million PSUs to the Company’s executive officers. Such PSUs are contingent upon the achievement of certain total shareholder return (“TSR”) targets as compared to the TSR of the Russell 2000 Index and the participant’s continued employment with the Company for the three year period ending December 31, 2027, the date at which such awards vest. The unrecognized share-based compensation cost of the TSR-based PSU awards at June 30, 2025 is $2.2 million and is expected to be recognized over a weighted-average period of 1.7 years.

A summary of the outstanding PSUs as of December 31, 2024 and changes during the six months ended June 30, 2025 is as follows:

	Performance Stock Units
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2024	258	$15.31
Granted	106	$14.75
Vested	(31)	$21.00
Forfeited	(29)	$21.00
June 30, 2025	304	$14.00

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

Under the ESPP, the Company is authorized to issue up to 4.1 million shares of its common stock to its employees. Pursuant to such authorization, there are 1.7 million shares available for future grant at June 30, 2025.

The expense associated with the options granted under the ESPP during the six months ended June 30, 2025 and 2024 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

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

Under the SERP, the Company is authorized to issue 1.0 million shares of its common stock to its employees. Pursuant to such authorization, the Company has 0.2 million shares available for future grant at June 30, 2025. At the time of issuance, such shares are accounted for at cost as treasury stock.

The following table summarizes information about the SERP during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
SERP expense[1]	$368	$355
Unrealized gain recorded in SERP liability account	$3,182	$5,350
1.Both the SERP match and the deferrals are included in the “Selling, general and administrative expense” caption in the Consolidated Statements of Comprehensive (Loss)/Income.

Note 11—Income Taxes

The Company’s annual effective tax rate is impacted by the tax effects of option exercises and the vesting of awards, which are treated as discrete items in the reporting period in which they occur and therefore cannot be considered in the calculation of the estimated annual effective tax rate. Discrete items increased the Company’s income tax provision recognized through the six months ended June 30, 2025 and 2024 by $1.1 million and $1.2 million, respectively.

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

The Company regularly evaluates the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on the evaluation, there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years ended December 31, 2020 through 2024 (with regard to U.S. federal income tax returns) and December 31, 2019 through 2024 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2025.

The Company may from time to time be assessed interest or penalties by taxing jurisdictions, although any such assessments historically have been minimal. The Company records assessed interest and penalties, including any interest or penalties relating to recognized uncertain tax positions, in the “Selling, general and administrative expense” caption within the Consolidated Statements of Comprehensive (Loss)/Income.

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

The CODM for both segments for each of the six months ended June 30, 2025 and 2024 was Theodore Wahl, the Company’s President and Chief Executive Officer. As part of the adoption of ASU 2023-07, management reviewed the information provided to the CODM and updated the presentation of such information, including SSEs, to better align with the requirements of ASU 2023-07. Certain prior period segment information has been recast in order to conform with current-period presentation requirements, including the allocation methodology of bad debt expense, labor and labor-related costs and certain other segment items to segments. Additionally, the Company’s CODM does not review assets by segment to assess segment performance or allocate resources, nor is such information provided to the CODM. Accordingly, the Company does not present assets by segment.

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

The following tables provide profit information disaggregated by the Company’s reportable segments for each of the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
	Housekeeping	Dietary	Total
	(in thousands, except for percentages)
Revenues	$205,743	$252,748	$458,491
Significant Segment Expenses
Labor and labor-related[1]	159,524	145,885	305,409
Food, chemicals and supplies	14,214	77,286	91,500
Bad debt expense	24,909	47,384	72,293
Depreciation and amortization expense	1,238	1,583	2,821
Other segment items[2]	4,196	6,081	10,277
Segment profit (loss)	$1,662	$(25,471)	$(23,809)
Segment margin	0.8%	(10.1)%

Unallocated expenses (income)
Corporate expenses[3]			$17,747
Gain on deferred compensation plan investments			4,649
Other (income), net			(4,735)
Interest expense			418
Income before income taxes			$(41,888)
1.Includes direct labor costs, field management costs (including certain costs included in selling, general and administrative expense), employer taxes, workers' compensation and general liability insurance.
2.Includes expenses for technology, employment advertising, travel & entertainment, professional services and various other less significant expense items.
3.Represents selling, general and administrative expense less the amounts allocated to segments for labor and benefits.

	Three Months Ended June 30, 2024
	Housekeeping	Dietary	Total
	(in thousands, except for percentages)
Revenues	$191,006	$235,282	$426,288
Significant Segment Expenses
Labor and labor-related[1]	147,560	130,880	278,440
Food, chemicals and supplies	14,244	77,206	91,450
Bad debt expense	10,419	21,302	31,721
Depreciation and amortization expense	940	722	1,662
Other segment items[2]	3,061	5,034	8,095
Segment profit	$14,782	$138	$14,920
Segment margin	7.7%	0.1%

Unallocated expenses (income)
Corporate expenses[3]			$16,561
Gain on deferred compensation plan investments			1,250
Other (income), net			(2,621)
Interest expense			1,716
Income before income taxes			$(1,986)
1.Includes direct labor costs, field management costs (including certain costs included in selling, general and administrative expense), employer taxes, workers' compensation and general liability insurance.
2.Includes expenses for technology, employment advertising, travel & entertainment, professional services and various other less significant expense items.
3.Represents selling, general and administrative expense less the amounts allocated to segments for labor and benefits.

	Six Months Ended June 30, 2025
	Housekeeping	Dietary	Total
	(in thousands, except for percentages)
Revenues	$402,081	$504,072	$906,153
Significant Segment Expenses
Labor and labor-related[1]	316,500	295,525	612,025
Food, chemicals and supplies	27,777	153,295	181,072
Bad debt expense	25,273	48,108	73,381
Depreciation and amortization expense	2,220	2,308	4,528
Other segment items[2]	7,461	11,213	18,674
Segment profit (loss)	$22,850	$(6,377)	$16,473
Segment margin	5.7%	(1.3)%

Unallocated expenses (income)
Corporate expenses[3]			$36,491
Gain on deferred compensation plan investments			3,182
Other (income), net			(6,019)
Interest expense			813
Income before income taxes			$(17,994)
1.Includes direct labor costs, field management costs (including certain costs included in selling, general and administrative expense), employer taxes, workers' compensation and general liability insurance.
2.Includes expenses for technology, employment advertising, travel & entertainment, professional services and various other less significant expense items.
3.Represents selling, general and administrative expense less the amounts allocated to segments for labor and benefits.

	Six Months Ended June 30, 2024
	Housekeeping	Dietary	Total
	(in thousands, except for percentages)
Revenues	$381,565	$468,156	$849,721
Significant Segment Expenses
Labor and labor-related[1]	298,133	263,494	561,627
Food, chemicals and supplies	28,074	150,653	178,727
Bad debt expense	10,705	25,937	36,642
Depreciation and amortization expense	1,810	1,436	3,246
Other segment items[2]	6,842	10,235	17,077
Segment profit	$36,001	$16,401	$52,402
Segment margin	9.4%	3.5%

Unallocated expenses (income)
Corporate expenses[3]			$32,332
Gain on deferred compensation plan investments			5,350
Other (income), net			(8,320)
Interest expense			3,712
Income before income taxes			$19,328
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

The following table provides capital expenditures disaggregated by the Company’s reportable segments for each of the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Capital expenditures
Housekeeping	$2,593	$3,492
Dietary	471	9
Corporate	38	9
Consolidated	$3,102	$3,510

Note 13—(Loss) Earnings Per Common Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except for per share amounts)
Numerator for basic and diluted (loss) income per share:
Net (loss) income	$(32,366)	$(1,788)	$(15,138)	$13,521

Denominator
Weighted average number of common shares outstanding - basic	73,161	73,853	73,414	73,889
Effect of dilutive securities[1]	—	—	—	159
Weighted average number of common shares outstanding - diluted	73,161	73,853	73,414	74,048

Basic (loss) income per share:	$(0.44)	$(0.02)	$(0.21)	$0.18

Diluted (loss) income per share:	$(0.44)	$(0.02)	$(0.21)	$0.18
1.Certain outstanding equity awards are anti-dilutive and therefore were excluded from the calculation of the weighted average number of diluted common shares outstanding.

Anti-dilutive outstanding equity awards under share-based compensation plans were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Anti-dilutive equity awards	2,704	3,000	3,111	2,844

Note 14—Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets included the following amounts as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(in thousands)
Prepaid insurance and deposits	$8,970	$5,820
Other current assets	10,926	9,892
Other prepaid expenses	7,128	6,084
Total prepaid expenses and other current assets	$27,024	$21,796

Note 15—Other Accrued Expenses and Current Liabilities

The Company’s other accrued expenses and current liabilities included the following amounts as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(in thousands)
Deferred ERC credits	$20,016	$—
Lease liability — short-term	8,303	8,422
Deferred revenue	1,402	4,474
Other accrued expenses	9,020	8,896
Other current liabilities	3,031	2,991
Total other accrued expenses and current liabilities	$41,772	$24,783

Note 16—Commitments and Contingencies

Line of Credit

At June 30, 2025, the Company had a $300.0 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit generally bear interest at a floating rate, based on the Company’s leverage ratio, and starting at the Term Secured Overnight Financing Rate (“SOFR”) plus 165 basis points. As of June 30, 2025 and December 31, 2024, the Company did not have any borrowings under the line of credit. The line of credit requires the Company to satisfy two financial covenants, with which the Company is in compliance as of June 30, 2025. The line of credit expires on November 22, 2027. The Company’s line of credit was amended on November 22, 2022 to, among other things, provide for a five-year unsecured revolving loan facility in the aggregate amount of $300.0 million with, at the Company’s option, the ability to increase the revolving loan commitments to an aggregate amount not to exceed $500.0 million and to change the benchmark from the London Interbank Offered Rate to SOFR.

At June 30, 2025, the Company had outstanding $48.0 million in irrevocable standby letters of credit, which relate to payment obligations under the Company’s insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $48.0 million to $252.0 million at June 30, 2025. The letters of credit expire during the first quarter of 2026.

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

Note 17—Related Party Transactions

During the six months ended June 30, 2025 and 2024, the Company invested $0.1 million and $2.8 million, respectively, in Align+Engage LLC, a health care technology company which specializes in the long-term and acute care markets which was accounted for as an equity method investment. The Company’s total investment represents a 25% ownership share. During the three and six months ended June 30, 2025, the Company recorded expenses of $0.3 million and $0.6 million, respectively, in connection with services provided by Align+Engage LLC, including the use of an application by Company personnel.

Note 18—Employee Retention Credit

During the three and six months ended June 30, 2025, the Company received $7.9 million and $20.0 million, respectively, in ERC refunds from the IRS. These amounts include interest payments of $0.8 million and $2.4 million for the three- and six-month periods, respectively. At June 30, 2025, the Company has recorded a deferred ERC liability of $20.0 million within “Other accrued expenses and current liabilities” on the Consolidated Balance Sheets and will recognize income once the Company determines reasonable assurance has been obtained. Should the Company receive reasonable assurance over receipt of, and compliance with, the terms of the ERC, the Company would recognize such amounts as an offset to expense within “Costs of services provided” on the Consolidated Statements of Comprehensive (Loss)/Income.

Note 19—Subsequent Events

The Company evaluated all subsequent events through the filing date of this Form 10-Q. There were no events or transactions occurring during this subsequent reporting period which require recognition or additional disclosure in these financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items when comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of June 30, 2025 and December 31, 2024 and the notes accompanying those financial statements.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of healthcare facilities, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We provide such services to approximately 2,800 facilities throughout the continental United States as of June 30, 2025. We believe we are the largest provider of housekeeping, laundry and dietary management services to the long-term care industry in the United States.

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

Housekeeping services were provided to approximately 2,400 customer facilities at June 30, 2025 and contributed approximately 44.4% or $402.1 million of our consolidated revenues for the six months ended June 30, 2025. Dietary services were provided at approximately 1,600 customer facilities at June 30, 2025, generating approximately 55.6% or $504.1 million of our total revenues for the six months ended June 30, 2025.

In 2024, we adopted ASU 2023-07, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. As part of our adoption of ASU 2023-07 and the Chief Operating Decision Maker’s evaluation of segment performance for the six months ended June 30, 2025 and 2024, we updated certain segment information for the six months ended June 30, 2024 in order to conform with our current period segment presentation.

Three Months Ended June 30, 2025 and 2024

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	2025	2024[1]	% Change
	(in thousands)
Revenues
Housekeeping	$205,743	$191,006	7.7%
Dietary	252,748	235,282	7.4%
Consolidated	$458,491	$426,288	7.6%

Costs of services provided
Housekeeping	$192,021	$164,441	16.8%
Dietary	263,512	220,301	19.6%
Consolidated	$455,533	$384,742	18.4%

Selling, general and administrative expense
Housekeeping	$12,059	$11,790	2.3%
Dietary	14,708	14,836	(0.9)%
Corporate[2]	17,747	16,561	7.2%
Gain on deferred compensation plan investments	4,649	1,250	271.9%
Consolidated	$49,163	$44,437	10.6%

Other income (expense)[3]
Investment and other income, net	$4,735	$2,621	80.7%
Interest expense	(418)	(1,716)	(75.6)%
Loss before taxes	$(41,888)	$(1,986)	NR4
Income tax benefit[3]	(9,522)	(198)	NR4
Net loss	$(32,366)	$(1,788)	NR4
1.Represents a recast of prior period numbers to conform with current period presentation.
2.Represents selling, general and administrative expense less amounts allocated to segments for labor and labor-related and other segment items.
3.These line items represent corporate costs not allocated to segments.
4.Not relevant.

Housekeeping and Dietary revenues represented approximately 44.9% and 55.1% of consolidated revenues for the three months ended June 30, 2025, respectively.

The following table sets forth the ratio of certain items to consolidated revenues:

	Three Months Ended June 30,
	2025	2024
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	99.4%	90.3%
Selling, general and administrative expense	10.7%	10.4%
Other income (expense):
Investment and other income, net	1.0%	0.6%
Interest expense	(0.1)%	(0.4)%
Loss before income taxes	(9.1)%	(0.5)%
Income tax benefit	(2.1)%	0.0%
Net loss	(7.0)%	(0.5)%

Revenues

Consolidated

Consolidated revenues increased 7.6% to $458.5 million during the three months ended June 30, 2025 compared to $426.3 million for the corresponding period in 2024 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping revenues increased 7.7% and Dietary revenues increased 7.4% during the three months ended June 30, 2025 compared to the corresponding period in 2024. The increase in Housekeeping revenues was driven by an increase in facility count and contractual price increases. The increase in Dietary revenues was driven by organic growth in expanding services performed for customers and increased pass-through costs to customers.

Costs of Services Provided

Consolidated

Consolidated costs of services provided increased by 18.4% to $455.5 million for the three months ended June 30, 2025 compared to $384.7 million for the corresponding period in 2024 as a result of bad debt expense recognized in the three months ended June 30, 2025 and the factors discussed below under Reportable Segments. During the three months ended June 30, 2025 and 2024, we recognized $61.2 million and $17.6 million, respectively, of bad debt expense related to large customer bankruptcies, which were recorded within costs of services provided. Excluding the impact of these bankruptcies, costs of services provided increased $27.2 million, or 7.4%, in line with our revenue growth. Costs of services provided, as a percentage of revenues, was 99.4% for the three months ended June 30, 2025 compared to 90.3% for the same period in 2024. Our goal is to manage consolidated costs of services provided as a percentage of revenues in the 86% range for the full year, although there can be no assurance thereof.

Reportable Segments

We include certain expenses classified as selling, general and administrative expenses within segment expenses. Segment expenses for Housekeeping, as a percentage of Housekeeping revenues, increased to 99.2% for the three months ended June 30, 2025 from 92.3% in the corresponding period in 2024. Segment expenses for Dietary, as a percentage of Dietary revenues, increased to 110.1% for the three months ended June 30, 2025 from 99.9% in the corresponding period in 2024, with the increases from the comparable period driven by the bad debt expense noted above.

The following tables provide a comparison of the key indicators we consider when managing segment expenses as a percentage of the respective segment’s revenues:

	Three Months Ended June 30,
Key Indicators as a % of Segment Revenue - Housekeeping	2025	2024	Change
Labor and other labor-related costs[1]	77.5%	77.3%	0.2%
Supplies	6.9%	7.5%	(0.6)%
Bad debt expense	12.1%	5.5%	6.6%
Depreciation and amortization	0.6%	0.5%	0.1%
Other costs[1]	2.1%	1.5%	0.6%
Total segment expenses	99.2%	92.3%	6.9%
1.Inclusive of certain expenses reported within selling, general and administrative expense that are segment-specific.

	Three Months Ended June 30,
Key Indicators as a % of Segment Revenue - Dietary	2025	2024	Change
Labor and other labor-related costs[1]	57.7%	55.6%	2.1%
Supplies	30.6%	32.8%	(2.2)%
Bad debt expense	18.7%	9.1%	9.6%
Depreciation and amortization	0.6%	0.3%	0.3%
Other costs[1]	2.4%	2.1%	0.3%
Total segment expenses	110.1%	99.9%	10.2%
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

Consolidated Selling, General and Administrative Expense

Selling, general and administrative expense incurred at a segment-level is discussed in the Reportable Segments section above. Also included in consolidated selling, general and administrative expense are corporate expenses and gains and losses associated with changes in the value of investments under the deferred compensation liability. These investments represent the amounts held on behalf of the participating employees as changes in the value of these investments affect the amount of our deferred compensation liability. Gains on the plan investments during the three months ended June 30, 2025 and 2024 increased our total selling, general and administrative expense.

Excluding the change in the deferred compensation plan described above, consolidated selling, general and administrative expense increased $1.3 million or 3.1% for the three months ended June 30, 2025 compared to the corresponding period in 2024. The change was driven by increases in payroll and payroll-related costs offset by reductions in legal and professional fees.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative expense excluding change in deferred compensation liability	$44,514	$43,187	$1,327	3.1%
Gain on deferred compensation plan investments	4,649	1,250	3,399	271.9%
Selling, general and administrative expense	$49,163	$44,437	$4,726	10.6%

Consolidated Investment and Other Income, net

Investment and other income, net was a gain of $4.7 million for the three months ended June 30, 2025, compared to a gain of $2.6 million in the corresponding 2024 period, due to market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan.

The table below summarizes the changes in these components of investment and other income, net:

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollar amounts in thousands)
Investment and other income, net excluding change in deferred compensation plan assets	$92	$1,342	$(1,250)	(93.1)%
Gain on deferred compensation plan investments	4,643	1,279	3,364	263.0%
Investment and other income, net	$4,735	$2,621	$2,114	80.7%

Consolidated Interest Expense

Consolidated interest expense decreased to $0.4 million for the three months ended June 30, 2025 compared to $1.7 million for the same period in 2024 as we incurred lower average borrowings on our line of credit during the three months ended June 30, 2025 compared to 2024.

Consolidated Income Taxes

During the three months ended June 30, 2025, we recognized a benefit for income taxes of $9.5 million, or 22.7% effective tax rate, versus a benefit for income taxes of $0.2 million, or 10.0% effective tax rate, for the same period in 2024. The effective tax rate change is based on the impact of discrete items in each quarter combined with the impact of our full year income estimate on the tax provision.

The actual annual effective tax rate will be impacted by the tax effects of option exercises or vested awards, which are treated as discrete items in the reporting period in which they occur and may vary based on our common stock price at exercise and the volume of such exercises; therefore, these cannot be considered in the calculation of the estimated annual effective tax rate. The impact on our income tax provision for each of the three months ended June 30, 2025 and 2024 for such discrete items was an expense of $0.3 million and $0.2 million, respectively.

Six Months Ended June 30, 2025 and 2024

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024[1]	% Change
	(in thousands)
Revenues
Housekeeping	$402,081	$381,565	5.4%
Dietary	504,072	468,156	7.7%
Consolidated	$906,153	$849,721	6.6%

Costs of services provided
Housekeeping	$354,959	$321,491	10.4%
Dietary	480,265	422,162	13.8%
Consolidated	$835,224	$743,653	12.3%

Selling, general and administrative expense
Housekeeping	$24,272	$24,081	0.8%
Dietary	30,184	29,585	2.0%
Corporate[2]	36,491	32,332	12.9%
Gain on deferred compensation plan investments	3,182	5,350	(40.5)%
Consolidated	$94,129	$91,348	3.0%

Other income (expense)[3]
Investment and other income, net	$6,019	$8,320	(27.7)%
Interest expense	(813)	(3,712)	(78.1)%
(Loss) income before taxes	$(17,994)	$19,328	(193.1)%
Income tax (benefit) provision[3]	(2,856)	5,807	(149.2)%
Net (loss) income	$(15,138)	$13,521	(212.0)%
1.Represents a recast of prior period numbers to conform with current period presentation.
2.Represents selling, general and administrative expense less amounts allocated to segments for labor and labor-related and other segment items.
3.These line items represent corporate costs not allocated to segments.

The following table sets forth the ratio of certain items to consolidated revenues:

	Six Months Ended June 30,
	2025	2024
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	92.2%	87.5%
Selling, general and administrative expense	10.4%	10.8%
Other (expense) income:
Investment and other income, net	0.7%	1.0%
Interest expense	(0.1)%	(0.4)%
(Loss) income before income taxes	(2.0)%	2.3%
Income tax (benefit) provision	(0.3)%	0.7%
Net (loss) income	(1.7)%	1.6%

Revenues

Consolidated

Consolidated revenues increased to $906.2 million for the six months ended June 30, 2025 compared to $849.7 million for the corresponding period in 2024 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping revenues increased 5.4% during the six months ended June 30, 2025 compared to the 2024 comparable period, while Dietary revenues increased 7.7% over the same period. The increase in Housekeeping revenues was driven by an increase in facility count and contractual price increases. The increase in Dietary revenues was driven by increased pass-through costs to customers and organic growth in expanding services performed for customers.

Costs of services provided

Consolidated

Consolidated costs of services increased by 12.3% to $835.2 million for the six months ended June 30, 2025 compared to $743.7 million for the six months ended June 30, 2024 as a result of bad debt expense and the factors discussed below under Reportable Segments. During the six months ended June 30, 2025 and 2024, we recognized $61.2 million and $17.6 million, respectively, of bad debt expense related to large customer bankruptcies, which were recorded within costs of services provided. Excluding the impact of these bankruptcies, costs of services provided increased $48.0 million, or 6.6%, in line with our revenue growth.

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues, was 94.3% and 90.6% for the six months ended June 30, 2025 and 2024. Costs of services provided for Dietary, as a percentage of Dietary revenues, increased to 101.3% for the six months ended June 30, 2025 from 96.5% in the corresponding period in 2024, with the increases from the comparable period driven by the bad debt expense noted above.

The following table provides a comparison of the key indicators we consider when managing costs of services provided at the segment level, as a percentage of the respective segment’s revenues:

	Six Months Ended June 30,
Key Indicators as a % of Segment Revenue - Housekeeping	2025	2024	Change
Labor and other labor-related costs[1]	78.7%	78.1%	0.6%
Supplies	6.9%	7.4%	(0.5)%
Bad debt expense	6.3%	2.8%	3.5%
Depreciation and amortization	0.6%	0.5%	0.1%
Other costs[1]	1.8%	1.8%	—%
Total segment expenses	94.3%	90.6%	3.7%
1.Inclusive of certain expenses reported within selling, general and administrative expense that are segment-specific.

	Six Months Ended June 30,
Key Indicators as a % of Segment Revenue - Dietary	2025	2024	Change
Labor and other labor-related costs[1]	58.6%	56.3%	2.3%
Supplies	30.4%	32.2%	(1.8)%
Bad debt expense	9.5%	5.5%	4.0%
Depreciation and amortization	0.5%	0.3%	0.2%
Other costs[1]	2.3%	2.2%	0.1%
Total segment expenses	101.3%	96.5%	4.8%
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

Consolidated Selling, General and Administrative Expense

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under the deferred compensation plan. These investments represent the amounts held on behalf of the participating employees and changes in the value of these investments affect the amount of our deferred compensation liability. Gains on the plan investments during the six months ended June 30, 2025 and 2024 increased our total selling, general and administrative expense.

Excluding the change in the deferred compensation plan described above, consolidated selling, general and administrative expense increased $4.9 million or 5.8% for the six months ended June 30, 2025 compared to the corresponding period in 2024. The change was driven primarily by increases in payroll and payroll-related expenses, including fleet lease expenses.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative expense excluding change in deferred compensation plan liability	$90,947	$85,998	$4,949	5.8%
Gain on deferred compensation plan investments	3,182	5,350	(2,168)	(40.5)%
Selling, general and administrative expense	$94,129	$91,348	$2,781	3.0%

Consolidated Investment and Other Income, net

Investment and other income, net was a $6.0 million gain for the six months ended June 30, 2025, compared to a $8.3 million gain during the corresponding 2024 period, due to market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan.

The table below summarizes the changes in these components of investment and other income, net:

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
	(dollar amounts in thousands)
Investment and other income, net excluding change in deferred compensation plan assets	$2,824	$2,932	$(108)	(3.7)%
Gain on deferred compensation plan investments	3,195	5,388	(2,193)	(40.7)%
Investment and other income, net	$6,019	$8,320	$(2,301)	(27.7)%

Consolidated Interest Expense

Consolidated interest expense decreased to $0.8 million for the six months ended June 30, 2025 compared to $3.7 million in the same period in 2024 as we incurred lower average borrowings on our line of credit during the six months ended June 30, 2025 compared to 2024.

Consolidated Income Taxes

During the six months ended June 30, 2025 and 2024, we recognized a benefit for income taxes of $2.9 million, or a 15.9% effective tax rate, and $5.8 million, or a 30.0% effective tax rate, respectively. The actual annual effective tax rate will be impacted by the tax effects of option exercises or vested awards, which are treated as discrete items in the reporting period in which they occur and may vary based upon our common stock price at exercise and the volume of such exercises; therefore, these cannot be considered in the calculation of the estimated annual effective tax rate. The impact on our income tax provision for the six months ended June 30, 2025 and 2024 for such discrete items was an expense of approximately $1.1 million and $1.2 million, respectively.

Liquidity and Capital Resources

Our primary sources of liquidity are available cash and cash equivalents, available lines of credit under our revolving credit facility and cash flows from operating activities. At June 30, 2025, we had cash, cash equivalents and marketable securities of $134.5 million, restricted cash equivalents of $0.3 million, restricted marketable securities of $29.3 million and working capital of $318.4 million, compared to cash, cash equivalents and marketable securities of $107.3 million, restricted cash equivalents of $3.4 million, restricted marketable securities of $25.1 million and working capital of $364.1 million at December 31, 2024. Our current ratio was 2.5 to 1.0 at both June 30, 2025 and December 31, 2024. Marketable securities and restricted marketable securities represent fixed income investments that are highly liquid and can be readily purchased or sold through established markets. Such securities are held by the Company’s captive insurance company to satisfy capital requirements of the state regulator related to our captive insurance company.

For the six months ended June 30, 2025 and 2024, our cash flows were as follows:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$56,288	$(9,714)
Net cash used in investing activities	$(16,820)	$(16,039)
Net cash (used in) provided by financing activities	$(16,455)	$970

Operating Activities

Our primary sources of cash from operating activities are the revenues generated from our Housekeeping and Dietary services. Our primary uses of cash from operating activities are the funding of our payroll and other personnel-related costs as well as the costs of supplies used in providing our services. For the six months ended June 30, 2025, cash flow from operations included $15.1 million in net loss, non-cash add-backs to net income of $67.8 million, and a $3.6 million increase in cash flows from changes in operating assets and liabilities, including the impact of ERC refunds received. Such activities are the primary drivers of the period-over-period changes in net cash provided by operating activities.

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

Financing Activities

The primary uses of cash for financing activities are repurchases of common stock. On February 14, 2023, our Board of Directors authorized the repurchase of up to 7.5 million outstanding shares (the “Repurchase Plan”). During the three months ended June 30, 2025 and 2024, we repurchased 0.5 million and 0.3 million shares of our common stock for $7.6 million and $3.0 million, respectively, including commissions. During the six months ended June 30, 2025 and 2024, we repurchased 1.2 million and 0.3 million shares of our common stock for $14.6 million and $3.0 million, respectively, including commissions and excise taxes. We remain authorized to repurchase up to 4.9 million shares of our Common Stock pursuant to the Repurchase Plan.

For the six months ended June 30, 2025 and the year ended December 31, 2024, our quarterly repurchases of common stock, excluding commissions and excise taxes, were as follows:

Three Months Ended	Total number of shares of Common Stock repurchased	Average price paid per share of Common Stock	Aggregate purchase price of Common Stock repurchases	Number of remaining shares authorized for repurchase
	(in thousands)
June 30, 2025	523	$14.38	$7,515	4,854
March 31, 2025	653	$10.63	$6,935	5,377
December 31, 2024	90	$11.10	$997	6,030
September 30, 2024	94	$10.65	$996	6,121
June 30, 2024	264	$11.33	$2,981	6,214
March 31, 2024	—	$—	$—	6,477

Line of Credit

At June 30, 2025, we had a $300 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a floating rate, based on our leverage ratio, and starting at the Term Secured Overnight Financing Rate (“SOFR”) rate plus 165 basis points. The Company’s line of credit was amended on November 22, 2022 to, among other things, provide for a five-year unsecured revolving loan facility in the aggregate amount of $300 million with, at the Company’s option, the ability to increase the revolving loan commitments to an aggregate amount not to exceed $500 million and to change the benchmark rate from the London Interbank Offered Rate to SOFR. At June 30, 2025, we had no borrowings under the line of credit.

The line of credit requires us to satisfy two financial covenants. The covenants and their respective status at June 30, 2025 were as follows:

Covenant Descriptions and Requirements	As of June 30, 2025
Funded debt[1] to EBITDA[2] ratio: less than 3.50 to 1.00	0.39
EBITDA to Interest Expense ratio: not less than 3.00 to 1.00	10.85
1.All indebtedness for borrowed money including, but not limited to, capitalized lease obligations, reimbursement obligations in respect of letters of credit and guarantees of any such indebtedness.
2.EBITDA is defined as net income plus interest expense, income tax expense, depreciation, amortization, share-based compensation expense, costs incurred to maintain the line of credit facility and certain third-party charges associated with the line of credit agreement or permitted acquisition-related activity, subject to limitations outlined in the credit agreement, incurred over a trailing twelve-month period.

As noted above, we were in compliance with our financial covenants at June 30, 2025 and we expect to remain in compliance. The line of credit expires on November 22, 2027. We believe that our existing capacity under the line of credit and our history of favorable operating cash flows provides adequate liquidity to fund our operations for the next twelve months following the date of this report.

At June 30, 2025, we had outstanding $48.0 million in irrevocable standby letters of credit, which relate to payment obligations under our insurance programs.

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new customers obtained. Such capital expenditures primarily consist of housekeeping and food service equipment purchases, laundry and linen equipment installations, computer hardware and software, furniture and fixtures. Although we have no specific material commitments for capital expenditures through the end of calendar year 2025, we estimate that for 2025 we will have capital expenditures of approximately $5.0 million to $7.0 million, of which we have made $3.1 million through June 30, 2025.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2025, we had $164.1 million in cash and cash equivalents, restricted cash equivalents, marketable securities and restricted marketable securities. The fair value of all of our cash equivalents and marketable securities are determined based on “Level 1” or “Level 2” inputs, which are based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are intended to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Form 10-Q, is reported in accordance with Securities and Exchange Commission rules. Disclosure controls are also intended to ensure that such information is accumulated and communicated to Management, including the Principal Executive Officer (President and Chief Executive Officer) and the Principal Financial Officer (Chief Financial Officer) as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation as of June 30, 2025, pursuant to the Exchange Act Rule 13a-15(b), our Management, including our Principal Executive Officer and Principal Financial Officer, concluded that our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 1A. Risk Factors

As of June 30, 2025, there have been no material changes to the Risk Factors disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

On February 14, 2023, our Board of Directors authorized the repurchase of up to 7.5 million outstanding shares of common stock (the “Repurchase Plan”). We remain authorized to purchase 4.9 million shares of common stock under the Repurchase Plan.

Shares repurchased pursuant to the Repurchase Plan during the three months ended June 30, 2025, were as follows:

Three Months Ended June 30, 2025	Total number of shares of Common Stock repurchased	Average price paid per share of Common Stock	Aggregate purchase price of Common Stock repurchases[1]	Number of remaining shares authorized for repurchase
			(in thousands)
April 1, 2025 - April 30, 2025	—	$—	$—	5,377
May 1, 2025 - May 31, 2025	—	$—	$—	5,377
June 1, 2025 - June 30, 2025	522,696	$14.38	$7,515	4,854
Second quarter	522,696	$14.38	$7,515	4,854
1.    Excludes commissions and other costs of $0.1 million.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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
101
The following financial information from the Company’s Form 10-Q for the quarterly period ended June 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive (Loss) Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
+ Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE SERVICES GROUP, INC.

Date:	July 25, 2025	/s/ Theodore Wahl
Theodore Wahl
President & Chief Executive Officer
(Principal Executive Officer)

Date:	July 25, 2025	/s/ Vikas Singh
Vikas Singh
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)