Form 10-Q
period 2025-09-30
HEALTHCARE SERVICES GROUP INC
filed 2025-10-24
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $0.01 par value: 70,455,509 shares outstanding as of October 22, 2025.

Healthcare Services Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2025

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

Healthcare Services Group, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30, 2025	December 31, 2024
ASSETS:	(unaudited)
Current assets:
Cash and cash equivalents	$124,388	$56,776
Restricted cash equivalents	32	3,355
Marketable securities, at fair value	53,073	50,535
Restricted marketable securities, at fair value	30,013	25,105
Accounts receivable, net (less allowances: $118,537 and $87,520)	288,521	330,907
Notes receivable — short–term portion, net (less allowances: $25,469 and $10,372)	25,406	51,429
Inventories and supplies	17,202	16,749
Taxes receivable	15,562	—
Prepaid expenses and other current assets	26,436	21,796
Total current assets	580,633	556,652
Property and equipment, net	26,927	28,198
Goodwill	80,059	75,529
Other intangible assets (less accumulated amortization of $42,331 and $39,242)	7,614	9,442
Notes receivable — long–term portion, net (less allowances: $2,239 and $2,890)	28,351	41,054
Deferred compensation funding, at fair value	55,391	49,639
Deferred tax assets	21,809	38,170
Other long-term assets	3,515	4,088
Total assets	$804,299	$802,772
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$81,715	$81,147
Accrued payroll and related taxes	50,428	51,579
Other accrued expenses and current liabilities	37,534	24,783
Income taxes payable	—	8,391
Deferred compensation liability — short-term	2,204	1,499
Accrued insurance claims	23,763	25,148
Total current liabilities	195,644	192,547
Accrued insurance claims — long-term	49,138	51,869
Deferred compensation liability — long-term	55,648	50,011
Lease liability — long-term	6,217	8,033
Other long-term liabilities	1,650	385
Commitments and contingencies (Note 17)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 200,000 shares authorized; 76,821 and 76,533 shares issued, and 70,671 and 73,203 shares outstanding	768	765
Additional paid-in capital	325,726	318,363
Retained earnings	252,424	224,556
Accumulated other comprehensive loss, net of taxes	(729)	(2,317)
Common stock in treasury, at cost, 6,150 and 3,330 shares	(82,187)	(41,440)
Total stockholders’ equity	$496,002	$499,927
Total liabilities and stockholders’ equity	$804,299	$802,772
See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$464,338	$428,149	$1,370,491	$1,277,870
Operating costs and expenses:
Costs of services provided	367,933	364,730	1,203,157	1,108,383
Selling, general and administrative expense	50,541	46,888	144,670	138,236
Other income (expense):
Investment and other income, net	11,837	3,825	17,856	12,145
Interest expense	(393)	(1,548)	(1,206)	(5,260)
Income before taxes	57,308	18,808	39,314	38,136

Income tax provision	14,355	4,778	11,499	10,585
Net income	$42,953	$14,030	$27,815	$27,551

Per share data:
Basic income per common share	$0.59	$0.19	$0.38	$0.37
Diluted income per common share	$0.59	$0.19	$0.38	$0.37

Weighted average number of common shares outstanding:
Basic	72,237	73,687	73,019	73,822
Diluted	72,966	73,926	73,505	74,007

Comprehensive income:
Net income	$42,953	$14,030	$27,815	$27,551
Other comprehensive income
Unrealized gain on available-for-sale marketable securities, net of taxes	713	2,093	1,588	1,320
Total comprehensive income	$43,666	$16,123	$29,403	$28,871

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$27,815	$27,551
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,908	10,983
Bad debt provision	79,012	36,848
Deferred income taxes	15,939	(1,612)
Share-based compensation expense	8,881	6,828
Amortization of premium on marketable securities	359	1,003
Unrealized gain on deferred compensation fund investments	(6,926)	(7,809)
Changes in other long-term liabilities	(384)	(524)
Net loss on disposals of property and equipment	253	507
Share of losses from equity method investment	2,386	197
Changes in operating assets and liabilities:
Accounts and notes receivable	5,255	(57,909)
Inventories and supplies	(453)	1,434
Prepaid expenses and other assets	(3,603)	(3,503)
Deferred compensation funding	469	(27)
Accounts payable and other accrued expenses	(5,310)	(10,904)
Accrued payroll, accrued and withheld payroll taxes	(134)	(12,820)
Deferred ERC credits	12,276	—
Income taxes receivable/payable	(23,953)	(2,700)
Accrued insurance claims	(4,115)	(1,348)
Deferred compensation liability	6,906	8,403
Net cash provided by (used in) operating activities	127,581	(5,402)
Cash flows from investing activities:
Disposals of property and equipment	86	193
Additions to property and equipment	(4,438)	(4,909)
Cash paid for acquisition	(7,287)	—
Cash paid for investments	(2,125)	(2,750)
Purchases of marketable securities	(13,884)	(51,490)
Sales of marketable securities	8,082	43,205
Net cash used in investing activities	(19,566)	(15,751)
Cash flows from financing activities:
Purchases of treasury stock	(41,982)	(4,008)
Payments of statutory withholding on net issuance of restricted stock units	(1,744)	(1,030)
Net cash used in financing activities	(43,726)	(5,038)
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	64,289	(26,191)
Cash, cash equivalents and restricted cash equivalents at beginning of the period	60,131	54,330
Cash, cash equivalents and restricted cash equivalents at end of the period	$124,420	$28,139

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands) (Unaudited)

	For the nine months ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2025	76,533	$765	$318,363	$(2,317)	$224,556	$(41,440)	$499,927
Net income	—	—	—	—	17,228	—	17,228
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	503	—	—	503
Shares issued in connection with equity incentive plans, net of taxes	276	3	(1,747)	—	—	—	(1,744)
Share-based compensation expense	—	—	3,685	—	—	—	3,685
Purchases of treasury stock	—	—	—	—	—	(7,036)	(7,036)
Shares issued for Deferred Compensation Plan, net	—	—	502	—	—	63	565
Shares issued for Employee Stock Purchase Plan	—	—	(72)	—	—	1,090	1,018
Other	—	—	—	—	52	—	52
Balance, March 31, 2025	76,809	$768	$320,731	$(1,814)	$241,836	$(47,323)	$514,198
Net loss	—	—	—	—	(32,366)	—	(32,366)
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	372	—	—	372
Shares issued in connection with equity incentive plans, net of taxes	10	—	—	—	—	—	—
Share-based compensation expense	—	—	2,510	—	—	—	2,510
Purchases of treasury stock	—	—	—	—	—	(7,675)	(7,675)
Shares issued for Deferred Compensation Plan, net	—	—	(52)	—	—	50	(2)
Other	—	—	—	—	1	—	1
Balance, June 30, 2025	76,819	$768	$323,189	$(1,442)	$209,471	$(54,948)	$477,038
Net income	—	—	—	—	42,953	—	42,953
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	713	—	—	713
Shares issued in connection with equity incentive plans, net of taxes	2	—	—	—	—	—	—
Share-based compensation expense	—	—	2,568	—	—	—	2,568
Purchases of treasury stock	—	—	—	—	—	(27,271)	(27,271)
Shares issued for Deferred Compensation Plan, net	—		(31)	—	—	32	1
Balance, September 30, 2025	76,821	$768	$325,726	$(729)	$252,424	$(82,187)	$496,002
See accompanying notes to consolidated financial statements.

	For the nine months ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2024	76,329	$763	$310,436	$(1,844)	$185,010	$(37,749)	$456,616
Net income	—	—	—	—	15,309	—	15,309
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(328)	—	—	(328)
Shares issued in connection with equity incentive plans, net of taxes	204	2	(1,032)	—	—	—	(1,030)
Share-based compensation expense	—	—	2,444	—	—	—	2,444
Shares issued for Deferred Compensation Plan, net	—	—	448	—	—	71	519
Shares issued for Employee Stock Purchase Plan	—	—	(216)	—	—	1,205	989
Other	—	—	—	—	62	—	62
Balance, March 31, 2024	76,533	$765	$312,080	$(2,172)	$200,381	$(36,473)	$474,581
Net loss	—	—	—	—	(1,788)	—	(1,788)
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(445)	—	—	(445)
Share-based compensation expense	—	—	2,075	—	—	—	2,075
Purchases of treasury stock	—	—	—	—	—	(3,000)	(3,000)
Shares issued for Deferred Compensation Plan, net	—	—	(9)	—	—	7	(2)
Other	—	—	—	—	2	—	2
Balance, June 30, 2024	76,533	$765	$314,146	$(2,617)	$198,595	$(39,466)	$471,423
Net income	—	—	—	—	14,030	—	14,030
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	2,093	—	—	2,093
Share-based compensation expense	—	—	2,205	—	—	—	2,205
Purchases of treasury stock	—	—	—	—	—	(1,009)	(1,009)
Shares issued for Deferred Compensation Plan, net	—	—	(17)	—	—	17	—
Other	—	—	—	—	6	—	6
Balance, September 30, 2024	76,533	$765	$316,334	$(524)	$212,631	$(40,458)	$488,748
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

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows. However, in the Company’s opinion, all adjustments which are of a normal recurring nature and are necessary for a fair presentation have been reflected in these consolidated financial statements. The balance sheet shown in this report as of December 31, 2024 has been derived from the audited financial statements for the year ended December 31, 2024. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for any future period.

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

	September 30, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$124,388	$56,776
Restricted cash equivalents[1]	32	3,355
Total cash and cash equivalents and restricted cash equivalents	$124,420	$60,131
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

Revenue Recognition

The Company recognizes revenue from contracts with customers when or as the promised goods and services are provided to customers. Revenues are reported net of sales taxes that are collected from customers and remitted to taxing authorities. The amount of revenue recognized by the Company is based on the expected value of consideration to which the Company is entitled in exchange for providing the contracted goods and services and when it is probable that the Company will collect substantially all of such consideration. Refer to Note 3—Revenue herein for more regarding the Company’s revenue recognition policy.

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

On July 4, 2025, Congress enacted the One Big Beautiful Bill Act (“OBBBA”), which includes several changes to the Internal Revenue Code which may result in changes to the Company’s income tax expense. The Company is currently evaluating the impacts of the OBBBA on income taxes.

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

No impairment loss was recognized on the Company’s goodwill or other intangible assets during the three and nine months ended September 30, 2025 or 2024.

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

Concentrations of Credit Risk

The Company’s financial instruments that are subject to credit risk are cash and cash equivalents, restricted cash equivalents, marketable securities, restricted marketable securities, deferred compensation funding and accounts and notes receivable. At September 30, 2025 and December 31, 2024, the majority of the Company’s cash and cash equivalents, restricted cash equivalents, marketable securities and restricted marketable securities were held in two large financial institutions located in the United States. The Company’s marketable securities and restricted marketable securities are fixed income investments which are highly liquid and can be readily purchased or sold through established markets. The Company’s deferred compensation funding consists of fund and money market investments all of which are highly liquid and held in a trust account.

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
Customer Concentrations

No single customer or customer group represented more than 10% of our consolidated revenues for the three and nine months ended September 30, 2025 or 2024.

Employee Retention Credit

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act provided an Employee Retention Credit (“ERC”), which allows for employers to claim a refundable tax credit against the employer share of Social Security tax equal to 50% of the qualified wages paid to employees from March 13, 2020 through December 31, 2020. The ERC was subsequently expanded in 2021 for employers to claim a refundable tax credit for 70% of the qualified wages paid to employees from January 1, 2021 through September 30, 2021. Refunds received by the Company and refunds obtained in any future periods are subject to IRS audit under the applicable statutes of limitations.

The Company accounts for the ERC by analogy to International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance and recognizes income when there is reasonable assurance that the receipt of credits and compliance with the terms of the ERC are obtained. See Note 2—Employee Retention Credit for additional detail on ERC refunds received during the three and nine months ended September 30, 2025.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amends the codification to enhance effective tax rate reconciliation disclosure requirements and provides clarity to the disclosures of income taxes paid, income before taxes and provision for income taxes. The amendments are effective for fiscal years beginning after December 15, 2024. The amendments in this update should be applied on a prospective basis. Retrospective application is permitted. The Company will adopt the guidance prospectively beginning with the Annual Report on Form 10-K for the year ending December 31, 2025. The Company does not believe that adoption of this ASU will have a material impact on the Company’s disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which amends the codification to enhance disclosures about a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions. The amendments are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends the codification to, among other changes, provide a practical expedient allowing public entities to assume that conditions as of the balance sheet date impacting the creditworthiness of receivables and contract assets will remain unchanged over their remaining lives when estimating expected credit losses. The amendment is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Early adoption is permitted. The amendments in this update should be applied on a prospective basis. The Company elected to early adopt ASU 2025-05 as of September 30, 2025 and apply the practical expedient to its accounts and notes receivables and contract assets arising from transactions within the scope of ASC 606. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments update and improve the existing rules for internal-use software, including clarifying when capitalization of software development costs should begin, providing more operable criteria that better align with modern development practices (such as agile and iterative methods), and reducing diversity in practice for cloud computing arrangements. The amendment is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted, with prospective application required. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Note 2—Employee Retention Credit

The OBBBA included provisions impacting the ERC including imposing an extended statute of limitations for the IRS to audit ERC filings for the quarter ended September 30, 2021. The OBBBA did not include any provisions extending the statute of limitations for auditing ERC filings for quarters ending March 31, 2020 through June 30, 2021. Following the passing of the OBBBA, the Company determined that the statute of limitations had expired for filings for quarters ending June 30, 2020 through June 30, 2021 and that the Company obtained reasonable assurance over receipt of, and compliance with, the terms of the ERC for refunds received from the IRS for those periods.

During the three and nine months ended September 30, 2025, the Company received $31.8 million and $51.8 million, respectively, in ERC refunds from the IRS. These amounts include interest payments of $4.6 million and $7.0 million for the three and nine month periods, respectively. During the three and nine months ended September 30, 2025, the Company recognized $34.2 million of ERC refunds as a reduction to “Costs of services provided”, $5.3 million of interest income on such refunds received within “Investment and other income, net”, and $2.1 million of professional fees expense associated with the ERC refunds within Selling, general and administrative expense in the Consolidated Statements of Comprehensive Income. At September 30, 2025, the Company has recorded a deferred ERC liability of $12.3 million within “Other accrued expenses and current liabilities” on the Consolidated Balance Sheets related to ERC refunds received for amended returns filed for the quarter ended September 30, 2021. The Company will recognize income on the deferred liability and future ERC refunds received once the Company determines reasonable assurance that compliance with the terms of the ERC has been obtained.

Note 3—Revenue

The Company presents its consolidated revenues disaggregated by reportable segment, as Management evaluates the nature, amount, timing and uncertainty of the Company’s revenues by segment. Refer to Note 13—Segment Information herein as well as the information below regarding the Company’s reportable segments.

Housekeeping

Housekeeping accounted for $211.8 million and $191.1 million of the Company’s consolidated revenues for the three months ended September 30, 2025 and 2024, respectively, which represented approximately 45.6% and 44.6% of the Company’s revenues in each respective period. Housekeeping accounted for $613.9 million and $572.7 million of the Company’s consolidated revenues for the nine months ended September 30, 2025 and 2024, respectively, which represented approximately 44.8% of the Company’s revenues in each period. Housekeeping services consist of managing customers’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the customers’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the customers’ facilities. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

Dietary

Dietary services accounted for $252.6 million and $237.0 million of the Company’s consolidated revenues for the three months ended September 30, 2025 and 2024, respectively, which represented approximately 54.4% and 55.4% of the Company’s revenues in each respective period. Dietary services accounted for $756.6 million and $705.2 million of the Company’s consolidated revenues for the nine months ended September 30, 2025 and 2024, respectively, which represented approximately 55.2% of the Company’s revenues in each period. Dietary services consist of managing customers’ dietary departments which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support provided by a District Manager specializing in dietary services. The Company also offers clinical consulting services to facilities which if contracted is a service bundled within the monthly service provided to customers. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate dietitian services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

Revenue Recognition

The Company’s revenues are derived from contracts with customers. The Company recognizes revenue to depict the transfer of promised goods and services to customers in amounts that reflect the consideration to which the Company is entitled in exchange for those goods and services. The Company’s costs of obtaining contracts are not material.

The Company performs services and provides goods in accordance with its contracts with its customers. Such contracts typically provide for a renewable service term, cancellable by either party upon 30 to 90 days’ notice, after an initial period of 60 to 120 days. A performance obligation is the unit of account under ASC 606 and is defined as a promise in a contract to transfer a distinct good or service to the customer. The Company’s Housekeeping and Dietary contracts relate to the provision of bundles of goods, services or both, which represent a series of distinct goods and services that are substantially the same and that have the same pattern of transfer to the customer. The Company accounts for the series as a single performance obligation satisfied over time, as the customer simultaneously receives and consumes the benefits of the goods and services provided. Revenue is recognized using the output method, which is based upon the delivery of goods and services to the customers’ facilities. In limited cases, the Company provides goods, services or both before the execution of a written contract. In these cases, the Company defers the recognition of revenue until a contract is executed. The amount of such deferred revenue was $0.1 million as of September 30, 2025 and $0.2 million as of December 31, 2024. All revenue amounts deferred as of December 31, 2024 have been subsequently recognized as revenue during the nine months ended September 30, 2025.

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

The Company allocates the transaction price to each performance obligation noting that the bundle of goods, services or goods and services provided under each Housekeeping and Dietary contract represents a single performance obligation that is satisfied over time. The Company recognizes the related revenue when it satisfies the performance obligation by transferring a bundle of promised goods, services or both to a customer. Such recognition is on a monthly or weekly basis, as goods are provided and services are performed. In some cases, the Company requires customers to pay in advance for goods and services to be provided. As of September 30, 2025, the value of the contract liabilities associated with customer prepayments was $5.0 million. As of December 31, 2024, the value of the contract liabilities associated with customer prepayments was $4.0 million. The Company recognized $2.7 million of revenue during the nine months ended September 30, 2025 which was recorded as a contract liability on December 31, 2024. The Company recognized $1.9 million of revenue during the nine months ended September 30, 2024 which was recorded as a contract liability on December 31, 2023.

Transaction Price Allocated to Remaining Performance Obligations

The Company recognizes revenue as it satisfies the performance obligations associated with contracts with customers which, due to the nature of the goods and services provided by the Company, are satisfied over time. Contracts may contain transaction prices that are fixed, variable or both. The Company’s contracts with customers typically provide for an initial term with renewable service terms, cancellable by either party upon 30 to 90 days’ notice after an initial period of 60 to 120 days. The Company has elected to apply the practical expedient that permits exclusion of information about the remaining performance obligations with original expected durations of one year or less. There were no remaining performance obligations with original expected durations of one year or longer as of September 30, 2025.

Note 4—Accounts and Notes Receivable

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

At September 30, 2025, the face value and discounted value of notes receivable with imputed interest were $30.8 million and $28.7 million, respectively. At December 31, 2024, the face value and discounted value of notes receivable with imputed interest were $39.7 million and $35.9 million, respectively. The effective interest rates applied on notes with imputed interest at September 30, 2025 and December 31, 2024 were 6.0% and 6.9%, respectively.

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

On July 9, 2025, Genesis Healthcare, Inc. (“Genesis”) filed for Chapter 11 bankruptcy protection in the Northern District of Texas. As of September 30, 2025, the Company had outstanding accounts and notes receivable due from Genesis of $50.4 million and $20.4 million, respectively. Upon review of the bankruptcy petition, the Company identified the Genesis accounts and notes receivables as separate loss pools for evaluating the collectability of the receivables due to the size of the outstanding balances and the assessed unlikelihood of any potential recovery. As of September 30, 2025, the Company assessed a 100% allowance on the outstanding balances of both the accounts and notes receivable due from Genesis. In conjunction with recording the allowance for Genesis receivables, the Company recognized bad debt expense of $2.7 million and $63.9 million during the three and nine months ended September 30, 2025, respectively.

ASC 326 permits entities to make an accounting policy election not to measure an estimate for credit losses on accrued interest if those entities write off accrued interest deemed uncollectible in a timely manner. The Company follows an income recognition policy on all interest earned on notes receivable. Under such policy the Company accounts for all notes receivable on a non-accrual basis and defers the recognition of any interest income until receipt of cash payments. This policy was established based on the Company’s history of collections of interest on outstanding notes receivable, as we do not deem it probable that we will receive substantially all interest on outstanding notes receivable. Accordingly, the Company does not record a credit loss adjustment for accrued interest. Interest income from notes receivable for the three months ended September 30, 2025 and 2024 was $0.8 million and $0.5 million, respectively. Interest income from notes receivable for the nine months ended September 30, 2025 and 2024 was $3.1 million and $2.2 million, respectively.

The following table presents the Company’s four tiers of notes receivable as of and for the nine months ended September 30, 2025 further disaggregated by year of origination, as well as write-off activity:

	Notes receivable
	Amortized cost basis by origination year
	2025	2024	2023	2022	2021	Prior	Total
	(in thousands)
Notes receivable
Standard notes receivable	$35,065	$11,468	$2,967	$4,931	$—	$—	$54,431
Delinquent notes receivable	$547	$164	$691	$1,811	$405	$—	$3,618
Genesis notes receivable	$—	$—	$—	$—	$—	$20,410	$20,410
Elevated risk notes receivable	$—	$—	$1,538	$—	$—	$1,491	$3,029

Current-period gross write-offs	$—	$6	$326	$—	$121	$—	$453
Current-period recoveries	—	(278)	—	—	—	—	(278)
Current-period net write-offs	$—	$(272)	$326	$—	$121	$—	$175

The following table provides information as to the status of payment on the Company’s notes receivable which were past due as of September 30, 2025:

	Age analysis of past-due notes receivable as of September 30, 2025
	0 - 90 Days	91 - 180 Days	Greater than 181 Days	Total
	(in thousands)
Notes receivable
Standard notes receivable	$43	$15	$—	$58
Delinquent notes receivable	144	344	2,506	2,994
Genesis notes receivable	—	—	20,410	20,410
Elevated risk notes receivable	—	—	3,029	3,029
	$187	$359	$25,945	$26,491

The following tables provide a summary of the changes in the Company’s allowance for doubtful accounts on a portfolio segment basis for the three months ended September 30, 2025 and 2024, respectively:

	Allowance for doubtful accounts
Portfolio Segment:	June 30, 2025	Write-Offs[1]	Bad Debt Expense	September 30, 2025
	(in thousands)
Accounts receivable
Aged accounts receivable	$64,743	$(816)	$4,172	$68,099
Genesis accounts receivable	47,728	—	2,710	50,438
Total accounts receivable	$112,471	$(816)	$6,882	$118,537

Notes receivable
Standard notes receivable	$5,621	$(454)	$(1,211)	$3,956
Delinquent notes receivable	1,072	—	(40)	1,032
Genesis notes receivable	20,410	—	—	20,410
Elevated risk notes receivable	2,310	—	—	2,310
Total notes receivable	$29,413	$(454)	$(1,251)	$27,708
Total accounts and notes receivable	$141,884	$(1,270)	$5,631	$146,245
1.Write-offs are shown net of recoveries. During the three months ended September 30, 2025, the Company collected less than $0.1 million of accounts and notes receivable which had previously been written-off as uncollectible.

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

The following tables provide a summary of the changes in the Company’s allowance for doubtful accounts on a portfolio segment basis for the nine months ended September 30, 2025 and 2024, respectively:

	Allowance for doubtful accounts
Portfolio Segment:	December 31, 2024	Reclassifications[1]	Write-Offs[2]	Bad Debt Expense	September 30, 2025
	(in thousands)
Accounts receivable
Aged accounts receivable	$87,520	$(1,651)	$(33,374)	$15,604	$68,099
Genesis accounts receivable	—	1,651	—	48,787	50,438
Total accounts receivable	$87,520	$—	$(33,374)	$64,391	$118,537

Notes receivable
Standard notes receivable	$5,096	$—	$278	$(1,418)	$3,956
Delinquent notes receivable	6,026	(5,176)	(453)	635	1,032
Genesis notes receivable	—	5,176	—	15,234	20,410
Elevated risk notes receivable	2,140	—	—	170	2,310
Total notes receivable	$13,262	$—	$(175)	$14,621	$27,708
Total accounts and notes receivable	$100,782	$—	$(33,549)	$79,012	$146,245
1.Reclassifications include only reserve balances moved to new risk portfolios during the nine months ended September 30, 2025.
2.Write-offs are shown net of recoveries. During the nine months ended September 30, 2025, the Company collected $0.3 million of accounts and notes receivable which had previously been written-off as uncollectible.

	Allowance for doubtful accounts
Portfolio segment:	December 31, 2023	Write-Offs[1]	Bad Debt Expense	September 30, 2024
	(in thousands)
Accounts receivable	$80,819	$(27,456)	$37,013	$90,376

Notes receivable
Standard notes receivable	$3,510	$—	$56	$3,566
Delinquent notes receivable	2,615	(69)	518	3,064
Elevated risk notes receivable	4,755	(3,024)	(739)	992
Total notes receivable	$10,880	$(3,093)	$(165)	$7,622
Total accounts and notes receivable	$91,699	$(30,549)	$36,848	$97,998

1.Write-offs are shown net of recoveries. During the nine months ended September 30, 2024, the Company collected $0.1 million of accounts and notes receivable which had previously been written-off as uncollectible.

Note 6—Changes in Accumulated Other Comprehensive Loss by Component

The Company’s accumulated other comprehensive loss consists of unrealized gains and losses from the Company’s available-for-sale marketable securities and restricted marketable securities. The following table provides a summary of the changes in accumulated other comprehensive loss for the nine months ended September 30, 2025 and 2024:

	Unrealized Gains and Losses on Available-for-Sale Securities¹
	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Accumulated other comprehensive loss — beginning balance	$(2,317)	$(1,844)
Other comprehensive income before reclassifications	1,598	1,049
(Income) loss reclassified from other comprehensive income²	(10)	271
Net current period other comprehensive income³	1,588	1,320
Accumulated other comprehensive loss — ending balance	$(729)	$(524)
1.All amounts are net of tax.
2.Realized gains and losses were recorded pre-tax within “Investment and other income, net” in the Consolidated Statements of Comprehensive Income. For the nine months ended September 30, 2025 and 2024, the Company recorded realized gains of less than $0.1 million and realized losses of $0.3 million, respectively from the sale of available-for-sale securities. Refer to Note 10—Fair Value Measurements herein for further information.
3.For the nine months ended September 30, 2025 and 2024, the changes in accumulated other comprehensive loss were net of a tax expense of $0.2 million and a tax benefit of $0.1 million, respectively.

The following table provides a rollforward of amounts reclassified from accumulated other comprehensive loss to realized gains (losses) for the three and nine months ended September 30, 2025 and 2024:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	2025	2024
	(in thousands)
Three Months Ended September 30,
Gains (losses) from the sale of available-for-sale securities	$14	$(6)
Tax (expense) benefit	(3)	2
Net gains (losses) reclassified from accumulated other comprehensive loss	$11	$(4)
Nine Months Ended September 30,
Gains (losses) from the sale of available-for-sale securities	$13	$(343)
Tax (expense) benefit	(3)	72
Net gains (losses) reclassified from accumulated other comprehensive loss	$10	$(271)

Note 7—Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded over the estimated useful life of each class of depreciable asset and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

The following table sets forth the amounts of property and equipment by each class of depreciable asset as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(in thousands)
Housekeeping and dietary equipment	$18,530	$17,052
Computer hardware and software	9,212	8,196
Operating lease — right-of-use assets	29,560	29,669
Other[1]	1,145	904
Total property and equipment, at cost	58,447	55,821
Less accumulated depreciation[2]	31,520	27,623
Total property and equipment, net	$26,927	$28,198
1.Includes furniture and fixtures, leasehold improvements and vehicles.
2.Includes $16.3 million and $13.2 million related to accumulated depreciation on Operating lease – right-of-use assets as of September 30, 2025 and December 31, 2024, respectively.

Depreciation expense for the three and nine months ended September 30, 2025 was $3.4 million and $9.8 million, respectively. Depreciation expense for the three and nine months ended September 30, 2024 was $3.1 million and $9.0 million, respectively. Of the depreciation expense recorded for the three and nine months ended September 30, 2025, $2.1 million and $6.3 million, respectively, was related to the depreciation of the Company’s operating lease - right-of-use assets (“ROU Assets”). Of the depreciation expense recorded for the three and nine months ended September 30, 2024, $2.0 million and $5.8 million, respectively, was related to the depreciation of the Company’s ROU Assets.

At September 30, 2025 and 2024, accrued purchases of property and equipment were $0.4 million in each period.

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

Components of lease expense required by ASC 842 are presented below for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
	2025	2024
	(in thousands)
Lease cost
Operating lease cost	$2,103	$1,982
Short-term lease cost	193	174
Variable lease cost	454	375
Total lease cost	$2,750	$2,531

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Lease cost
Operating lease cost	$6,314	$5,764
Short-term lease cost	663	668
Variable lease cost	1,415	1,216
Total lease cost	$8,392	$7,648

Supplemental information required by ASC 842 is presented below for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025	2024
	(dollar amounts in thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,552	$6,024
Weighted-average remaining lease term — operating leases	2.3 years	2.7 years
Weighted-average discount rate — operating leases	6.8%	5.9%

During the three and nine months ended September 30, 2025, the Company’s ROU Assets and lease liabilities were reduced by $0.3 million and $1.9 million, respectively, due to lease cancellations. During the three and nine months ended September 30, 2024, the Company's ROU Assets and lease liabilities were reduced by $0.1 million and $0.6 million, respectively, due to lease cancellations.

The following is a schedule by calendar year of future minimum lease payments under operating leases that have remaining terms as of September 30, 2025:

Period/Year	Operating Leases
(in thousands)
October to December 31, 2025	$2,146
2026	6,853
2027	3,999
2028	1,872
2029	154
2030 and thereafter	27
Total minimum lease payments	$15,051
Less: imputed interest	1,192
Present value of lease liabilities	$13,859

Note 9—Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses. Goodwill is not amortized but is evaluated for impairment on an annual basis or more frequently if impairment indicators arise. To date, the Company has not recognized an impairment of its goodwill.

The following table sets forth the amounts of goodwill by reportable segment as of September 30, 2025 and December 31, 2024:

	December 31, 2024	Acquisition	September 30, 2025
		(in thousands)
Housekeeping	$42,377	$4,530	$46,907
Dietary	33,152	—	33,152
Total Goodwill	$75,529	$4,530	$80,059

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

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remainder of 2025, the following five fiscal years and thereafter:

Period/Year	Total Amortization Expense
(in thousands)
October to December 31, 2025	$650
2026	$2,593
2027	$1,127
2028	$545
2029	$545
2030	$545
Thereafter	$1,609

Amortization expense for each of the three months ended September 30, 2025 and 2024 was $0.7 million. Amortization expense for the nine months ended September 30, 2025 and 2024 was $3.1 million and $2.0 million, respectively.

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

The Company’s marketable securities and restricted marketable securities are held by the Company’s captive insurance company to satisfy capital requirements of the state regulator of our captive insurance company. Restricted marketable securities are held by the Company’s captive insurance company as collateral for certain insurance coverages. Such securities are primarily comprised of municipal bonds, treasury notes, corporate bonds and other government bonds which are classified as available-for-sale and are reported at fair value. Unrealized gains and losses associated with these investments are included in “Unrealized gain on available-for-sale marketable securities, net of taxes” within the Consolidated Statements of Comprehensive Income. Marketable securities and restricted marketable securities are classified within Level 2 of the fair value hierarchy, as these securities are measured using quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable. Such valuations are determined by a third-party pricing service. For the three and nine months ended September 30, 2025, the Company recorded unrealized gains, net of taxes of $0.7 million and $1.6 million on marketable securities and restricted marketable securities, respectively. For the three and nine months ended September 30, 2024, the Company recorded unrealized gains, net of taxes of $2.1 million and $1.3 million on marketable securities, respectively.

For the three months ended September 30, 2025 and 2024, the Company received total proceeds of $7.9 million and $15.1 million, respectively, from sales of available-for-sale marketable securities. These sales resulted in realized gains of less than $0.1 million during the three months ended September 30, 2025 and losses of less than $0.1 million for the three months ended September 30, 2024, respectively. For the nine months ended September 30, 2025 and 2024, the Company received total proceeds of $8.1 million and $43.2 million, respectively, from sales of available-for-sale marketable securities. These sales resulted in realized gains of less than $0.1 million and $0.3 million for the nine months ended September 30, 2025 and 2024, respectively. Such gains and losses were recorded in “Investment and other income, net” in the Consolidated Statements of Comprehensive Income. The basis for the sale of these securities was the specific identification of each security sold during the period.

As part of a prior period acquisition of a prepackaged meal manufacturer, the Company agreed to pay royalties to the seller on all future product sales. The fair value of this liability is measured using forecasted sales models (Level 3). For the three months ended September 30, 2024, the Company recorded realized gains of $0.3 million within “Costs of services provided” in the Consolidated Statements of Comprehensive Income related to the measurement of the liability at each reporting date. For the nine months ended September 30, 2025 and 2024, the Company recorded realized gains of $0.4 million and $0.6 million, respectively, within “Costs of services provided” in the Consolidated Statements of Comprehensive Income related to the measurement of the liability at each reporting date.

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

The investments under the deferred compensation plan are accounted for as trading securities and unrealized gains or losses are recorded within “Investment and other income, net” in the Consolidated Statements of Comprehensive Income. The fair values of these investments are determined based on quoted market prices (Level 1) or the net asset value (“NAV”) of underlying share investments (Level 2). For the three months ended September 30, 2025 and 2024, the Company recorded unrealized gains of $3.7 million and $2.4 million, respectively, related to trading securities still held at the respective reporting dates. For the nine months ended September 30, 2025 and 2024, the Company recorded unrealized gains of $6.9 million and $7.8 million, respectively, related to trading securities still held at the respective reporting dates.

The following table summarizes the contractual maturities of debt securities held as of September 30, 2025 and December 31, 2024, which are classified within “Marketable securities, at fair value” and “Restricted marketable securities, at fair value” in the Consolidated Balance Sheets:

	Debt Securities — Available-for-Sale
Contractual maturity:	September 30, 2025	December 31, 2024
	(in thousands)
Marketable securities, at fair value
Maturing in one year or less	$3,788	$653
Maturing in second year through fifth year	15,880	23,341
Maturing in sixth year through tenth year	24,755	13,113
Maturing after ten years	8,650	13,428
Total marketable securities, at fair value	$53,073	$50,535
Restricted marketable securities, at fair value
Maturing in one year or less	$4,171	$2,474
Maturing in second year through fifth year	15,510	15,774
Maturing in sixth year through tenth year	9,285	5,837
Maturing after ten years	1,047	1,020
Total restricted marketable securities, at fair value	$30,013	$25,105
Total debt securities — available-for-sale	$83,086	$75,640

The following table shows the amortized cost, unrealized gains and losses, and estimated fair value of the Company’s debt securities as of September 30, 2025 and December 31, 2024:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Credit Impairment Losses[1]
September 30, 2025	(in thousands)
Type of security:
Marketable securities
Municipal bonds — taxable	$11,751	$18	$(337)	$11,432	$—
Municipal bonds — non-taxable	42,846	118	(1,323)	41,641	—
Total marketable securities	$54,597	$136	$(1,660)	$53,073	$—
Restricted marketable securities
U.S. treasury bonds	$9,699	$153	$(9)	$9,843	$—
U.S. government agency bonds	1,223	7	—	1,230	—
International fixed income bonds	729	4	—	733	—
Corporate bonds	8,581	182	—	8,763	—
Municipal bonds — taxable	9,178	267	(1)	9,444	—
Total restricted marketable securities	$29,410	$613	$(10)	$30,013	$—
Total debt securities — available-for-sale	$84,007	$749	$(1,670)	$83,086	$—

December 31, 2024
Type of security:
Marketable securities
Municipal bonds — taxable	$10,276	$—	$(676)	$9,600	$—
Municipal bonds — non-taxable	43,255	—	(2,320)	40,935	—
Total marketable securities	$53,531	$—	$(2,996)	$50,535	$—
Restricted marketable securities
U.S. treasury bonds	$7,276	$38	$(5)	$7,309	$—
U.S. government agency bonds	1,208	10	—	1,218	—
International fixed income bonds	647	5	—	652	—
Corporate bonds	6,780	30	(14)	6,796	—
Municipal bonds — taxable	9,131	40	(41)	9,130	—
Total restricted marketable securities	$25,042	$123	$(60)	$25,105	$—
Total debt securities — available-for-sale	$78,573	$123	$(3,056)	$75,640	$—
1.The Company performs a credit impairment loss assessment quarterly on an individual security basis. As of September 30, 2025 and December 31, 2024, no allowance for credit loss has been recognized as the issuers of these securities have not established a cause for default and various rating agencies have reaffirmed each security’s investment grade status. The fair value of these securities have fluctuated since the purchase date as market interest rates fluctuate. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of the securities’ amortized cost basis.

The following tables provide fair value measurement information for the Company’s financial assets, including marketable securities, restricted marketable securities and deferred compensation plan investments as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
			Fair Value Measurement Using:
(amounts in thousands)	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities
Municipal bonds — taxable	$11,432	$11,432	$—	$11,432	$—
Municipal bonds — non-taxable	41,641	41,641	—	41,641	—
Total marketable securities	$53,073	$53,073	$—	$53,073	$—

Restricted marketable securities
U.S. treasury bonds	$9,843	$9,843	$—	$9,843	$—
U.S. government agency bonds	1,231	1,231	—	1,231	—
International fixed income bonds	732	732	—	732	—
Corporate bonds	8,763	8,763	—	8,763	—
Municipal bonds — taxable	9,444	9,444	—	9,444	—
Total restricted marketable securities	$30,013	$30,013	$—	$30,013	$—

Deferred compensation plan
Money market[1]	$1,794	$1,794	$—	$1,794	$—
Commodities	349	349	349	—	—
Fixed income	5,084	5,084	5,084	—	—
International	6,074	6,074	6,074	—	—
Large cap blend	8,239	8,239	8,239	—	—
Large cap growth	20,985	20,985	20,985	—	—
Large cap value	7,281	7,281	7,281	—	—
Mid cap blend	4,097	4,097	4,097	—	—
Real estate	387	387	387	—	—
Small cap blend	3,306	3,306	3,306	—	—
Total deferred compensation plan[2]	$57,596	$57,596	$55,802	$1,794	$—

	As of December 31, 2024
			Fair Value Measurement Using:
(amounts in thousands)	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities
Municipal bonds — taxable	$9,600	$9,600	$—	$9,600	$—
Municipal bonds — non-taxable	40,935	40,935	—	40,935	—
Total marketable securities	$50,535	$50,535	$—	$50,535	$—

Restricted marketable securities
U.S. treasury bonds	$7,309	$7,309	$—	$7,309	$—
U.S. government agency bonds	1,218	1,218	—	1,218	—
International fixed income bonds	652	652	—	652	—
Corporate bonds	6,796	6,796	—	6,796	—
Municipal bonds — taxable	9,130	9,130	—	9,130	—
Total restricted marketable securities	$25,105	$25,105	$—	$25,105	$—

Deferred compensation plan
Money market[1]	$1,961	$1,961	$—	$1,961	$—
Commodities	295	295	295	—	—
Fixed income	4,417	4,417	4,417	—	—
International	4,999	4,999	4,999	—	—
Large cap blend	6,669	6,669	6,669	—	—
Large cap growth	18,524	18,524	18,524	—	—
Large cap value	6,964	6,964	6,964	—	—
Mid cap blend	3,957	3,957	3,957	—	—
Real estate	372	372	372	—	—
Small cap blend	2,980	2,980	2,980	—	—
Deferred compensation plan[2]	$51,138	$51,138	$49,177	$1,961	$—
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
2.The deferred compensation plan carrying amounts and total fair value amounts as of September 30, 2025 and December 31, 2024 are inclusive of $2.2 million and $1.5 million of holdings expected to be paid to former employees within the next twelve months which were recorded under “Prepaid expenses and other current assets” in the Company’s Consolidated Balance Sheets.

Note 11—Share-Based Compensation

The components of the Company’s share-based compensation expense for the nine months ended September 30, 2025 and 2024 are as follows:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Stock options	$2,304	$531
Restricted stock units and deferred stock units	5,381	5,190
Performance stock units	1,078	1,003
Employee Stock Purchase Plan	118	104
Total share-based compensation expense	$8,881	$6,828

At September 30, 2025, the unrecognized compensation cost related to unvested stock options and awards was $22.1 million. The weighted average period over which these awards will vest was approximately 2.9 years.

The following table summarizes the components of share-based compensation expense included within the Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Selling, general and administrative expense	$8,850	$6,795
Costs of services provided	31	33
Total share-based compensation expense	$8,881	$6,828

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

As of September 30, 2025, there were 6.2 million shares of common stock reserved for issuance under the Amended 2020 Plan, of which 1.6 million are available for future grant. The amount of shares available for issuance under the Amended 2020 Plan will increase when outstanding awards under the Company’s Second Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”) are subsequently forfeited, terminated, lapsed or satisfied thereunder in cash or property other than shares. No stock award will have a term in excess of 10 years. The Nominating, Compensation and Stock Option Committee (the “NCSO”) of the Board of Directors is responsible for determining the terms of the grants in accordance with the Amended 2020 Plan.

Stock Options

A summary of stock options outstanding under the Amended 2020 Plan and the 2012 Plan as of December 31, 2024 and changes during the nine months ended September 30, 2025 are as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price
	(in thousands)
December 31, 2024	2,528	$28.23
Granted	269	$11.76
Exercised	—	$—
Forfeited	—	$—
Expired	(281)	$31.30
September 30, 2025	2,516	$26.13

The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2025 and 2024 were $6.08 and $5.06 per common share, respectively. No stock options were exercised during the nine months ended September 30, 2025 and 2024.

The fair value of stock option awards granted during the nine months ended September 30, 2025 and 2024 was estimated on the dates of grant using the Black-Scholes option valuation model with the following assumptions:

	Nine Months Ended September 30,
	2025	2024
Risk-free interest rate	4.5%	3.9%
Weighted average expected life	7.2 years	7.0 years
Expected volatility	42.1%	40.5%
Dividend yield	—%	—%

The following table summarizes other information about the stock options at September 30, 2025:

September 30, 2025
(amounts in thousands, except per share data)
Outstanding:
Aggregate intrinsic value	$3,885
Weighted average remaining contractual life	4.8 years
Exercisable:
Number of options	1,709
Weighted average exercise price	$32.04
Aggregate intrinsic value	$633
Weighted average remaining contractual life	3.3 years

Restricted Stock Units and Deferred Stock Units

The fair value of outstanding RSUs and DSUs was determined based on the market price of the shares on the date of grant. During the nine months ended September 30, 2025, the Company granted 0.7 million RSUs and DSUs with a weighted average grant-date fair value of $11.90 per unit. During the nine months ended September 30, 2024, the Company granted 0.8 million RSUs and DSUs to its employees with a weighted average grant-date fair value of $10.38 per unit.

A summary of the outstanding RSUs and DSUs as of December 31, 2024 and changes during the nine months ended September 30, 2025 is as follows:

	Restricted Stock Units & Deferred Stock Units
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2024	1,516	$13.98
Granted	742	$11.90
Vested	(408)	$16.17
Forfeited	(28)	$12.36
September 30, 2025	1,822	$12.67

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

On May 27, 2025, the NCSO granted an aggregate of 25,000 DSUs to the Company’s non-employee directors. Each DSU award grant vests in one year. The unrecognized share-based compensation cost of outstanding DSU awards at September 30, 2025 is $0.2 million and is expected to be recognized over a weighted-average period of 0.6 years.

Performance Stock Units

On January 3, 2025, the NCSO granted 0.1 million PSUs to the Company’s executive officers. Such PSUs are contingent upon the achievement of certain total shareholder return (“TSR”) targets as compared to the TSR of the Russell 2000 Index and the participant’s continued employment with the Company for the three year period ending December 31, 2027, the date at which such awards vest. The unrecognized share-based compensation cost of the TSR-based PSU awards at September 30, 2025 is $1.9 million and is expected to be recognized over a weighted-average period of 1.5 years.

A summary of the outstanding PSUs as of December 31, 2024 and changes during the nine months ended September 30, 2025 is as follows:

	Performance Stock Units
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2024	258	$15.31
Granted	106	$14.75
Vested	(31)	$21.00
Forfeited	(29)	$21.00
September 30, 2025	304	$14.00

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

Under the ESPP, the Company is authorized to issue up to 4.1 million shares of its common stock to its employees. Pursuant to such authorization, there are 1.7 million shares available for future grant at September 30, 2025.

The expense associated with the options granted under the ESPP during the nine months ended September 30, 2025 and 2024 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

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

Under the SERP, the Company is authorized to issue 1.0 million shares of its common stock to its employees. Pursuant to such authorization, the Company has 0.2 million shares available for future grant at September 30, 2025. At the time of issuance, such shares are accounted for at cost as treasury stock.

The following table summarizes information about the SERP during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
SERP expense[1]	$523	$496
Unrealized gain recorded in SERP liability account	$6,899	$7,769
1.Both the SERP match and the deferrals are included in the “Selling, general and administrative expense” caption in the Consolidated Statements of Comprehensive Income.

Note 12—Income Taxes

The Company’s annual effective tax rate is impacted by the tax effects of option exercises and the vesting of awards, which are treated as discrete items in the reporting period in which they occur and therefore cannot be considered in the calculation of the estimated annual effective tax rate. Discrete items increased the Company’s income tax provision recognized through the nine months ended September 30, 2025 and 2024 by $11.6 million and $1.5 million, respectively. The increase in the impact of discrete items on the income tax provision was driven by the recognition of income from the ERC refunds.

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

The Company regularly evaluates the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on the evaluation, there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years ended December 31, 2020 through 2024 (with regard to U.S. federal income tax returns) and December 31, 2019 through 2024 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2025.

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

The CODM for both segments for each of the nine months ended September 30, 2025 and 2024 was Theodore Wahl, the Company’s President and Chief Executive Officer. As part of the adoption of ASU 2023-07, management reviewed the information provided to the CODM and updated the presentation of such information, including SSEs, to better align with the requirements of ASU 2023-07. Certain prior period segment information has been recast in order to conform with current-period presentation requirements, including the allocation methodology of bad debt expense, labor and labor-related costs and certain other segment items to segments. Additionally, the Company’s CODM does not review assets by segment to assess segment performance or allocate resources, nor is such information provided to the CODM. Accordingly, the Company does not present assets by segment.

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

The following tables provide profit information disaggregated by the Company’s reportable segments for each of the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
	Housekeeping	Dietary	Total
	(in thousands, except for percentages)
Revenues	$211,788	$252,550	$464,338
Significant Segment Expenses
Labor and labor-related[1]	166,198	150,490	316,688
Food, chemicals and supplies	15,803	79,028	94,831
Bad debt expense	1,954	3,677	5,631
Depreciation and amortization expense	1,142	703	1,845
Other segment items[2]	3,932	5,733	9,665
Segment profit	$22,759	$12,919	$35,678
Segment margin	10.7%	5.1%

Unallocated expenses (income)
ERC refunds[3]			$(34,239)
Corporate expenses[4]			20,336
Gain on deferred compensation plan investments			3,717
Other (income), net			(11,837)
Interest expense			393
Income before income taxes			$57,308
1.Includes direct labor costs, field management costs (including certain costs included in selling, general and administrative expense), employer taxes, workers' compensation and general liability insurance.
2.Includes expenses for technology, employment advertising, travel & entertainment, professional services and various other less significant expense items.
3.ERC refunds were excluded from segment results for each segment as the credits were related to services provided in previous years and not indicative of current period segment performance, as reviewed by the CODM.
4.Represents selling, general and administrative expense less the amounts allocated to segments for labor and benefits.

	Three Months Ended September 30, 2024
	Housekeeping	Dietary	Total
	(in thousands, except for percentages)
Revenues	$191,101	$237,048	$428,149
Significant Segment Expenses
Labor and labor-related[1]	152,969	135,463	288,432
Food, chemicals and supplies	14,516	77,695	92,211
Bad debt expense	41	165	206
Depreciation and amortization expense	937	646	1,583
Other segment items[2]	3,517	5,380	8,897
Segment profit	$19,121	$17,699	$36,820
Segment margin	10.0%	7.5%

Unallocated expenses (income)
Corporate expenses[3]			$17,870
Gain on deferred compensation plan investments			2,419
Other (income), net			(3,825)
Interest expense			1,548
Income before income taxes			$18,808

1.Includes direct labor costs, field management costs (including certain costs included in selling, general and administrative expense), employer taxes, workers' compensation and general liability insurance.
2.Includes expenses for technology, employment advertising, travel & entertainment, professional services and various other less significant expense items.
3.Represents selling, general and administrative expense less the amounts allocated to segments for labor and benefits.

	Nine Months Ended September 30, 2025
	Housekeeping	Dietary	Total
	(in thousands, except for percentages)
Revenues	$613,869	$756,622	$1,370,491
Significant Segment Expenses
Labor and labor-related[1]	482,698	446,015	928,713
Food, chemicals and supplies	43,580	232,323	275,903
Bad debt expense	27,227	51,785	79,012
Depreciation and amortization expense	3,362	3,011	6,373
Other segment items[2]	11,393	16,946	28,339
Segment profit	$45,609	$6,542	$52,151
Segment margin	7.4%	0.9%

Unallocated expenses (income)
ERC refunds[3]			$(34,239)
Corporate expenses[4]			56,827
Gain on deferred compensation plan investments			6,899
Other (income), net			(17,856)
Interest expense			1,206
Income before income taxes			$39,314
1.Includes direct labor costs, field management costs (including certain costs included in selling, general and administrative expense), employer taxes, workers' compensation and general liability insurance.
2.Includes expenses for technology, employment advertising, travel & entertainment, professional services and various other less significant expense items.
3.ERC refunds were excluded from segment results for each segment as the credits were related to services provided in previous years and not indicative of current period segment performance, as reviewed by the CODM.
4.Represents selling, general and administrative expense less the amounts allocated to segments for labor and benefits.

	Nine Months Ended September 30, 2024
	Housekeeping	Dietary	Total
	(in thousands, except for percentages)
Revenues	$572,666	$705,204	$1,277,870
Significant Segment Expenses
Labor and labor-related[1]	451,102	398,957	850,059
Food, chemicals and supplies	42,590	228,348	270,938
Bad debt expense	10,746	26,102	36,848
Depreciation and amortization expense	2,747	2,082	4,829
Other segment items[2]	10,359	15,615	25,974
Segment profit	$55,122	$34,100	$89,222
Segment margin	9.6%	4.8%

Unallocated expenses (income)
Corporate expenses[3]			$50,202
Gain on deferred compensation plan investments			7,769
Other (income), net			(12,145)
Interest expense			5,260
Income before income taxes			$38,136
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

The following table provides capital expenditures disaggregated by the Company’s reportable segments for each of the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Capital expenditures
Housekeeping	$3,678	$3,927
Dietary	643	721
Corporate	117	261
Consolidated	$4,438	$4,909

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except for per share amounts)
Numerator for basic and diluted earnings per share:
Net income	$42,953	$14,030	$27,815	$27,551

Denominator
Weighted average number of common shares outstanding - basic	72,237	73,687	73,019	73,822
Effect of dilutive securities[1]	729	239	486	185
Weighted average number of common shares outstanding - diluted	72,966	73,926	73,505	74,007

Basic earnings per share:	$0.59	$0.19	$0.38	$0.37

Diluted earnings per share:	$0.59	$0.19	$0.38	$0.37
1.Certain outstanding equity awards are anti-dilutive and therefore were excluded from the calculation of the weighted average number of diluted common shares outstanding.

Anti-dilutive outstanding equity awards under share-based compensation plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Anti-dilutive equity awards	2,230	2,935	2,817	2,874

Note 15—Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets included the following amounts as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(in thousands)
Prepaid insurance and deposits	$7,884	$5,820
Other current assets	12,921	9,892
Other prepaid expenses	5,631	6,084
Total prepaid expenses and other current assets	$26,436	$21,796

Note 16—Other Accrued Expenses and Current Liabilities

The Company’s other accrued expenses and current liabilities included the following amounts as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(in thousands)
Deferred ERC credits	$12,277	$—
Lease liability — short-term	7,642	8,422
Deferred revenue	5,153	4,474
Other accrued expenses	11,333	8,896
Other current liabilities	1,129	2,991
Total other accrued expenses and current liabilities	$37,534	$24,783

Note 17—Commitments and Contingencies

Line of Credit

At September 30, 2025, the Company had a $300.0 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit generally bear interest at a floating rate, based on the Company’s leverage ratio, and starting at the Term Secured Overnight Financing Rate (“SOFR”) plus 165 basis points. As of September 30, 2025 and December 31, 2024, the Company did not have any borrowings under the line of credit. The line of credit requires the Company to satisfy two financial covenants, with which the Company is in compliance as of September 30, 2025. The line of credit expires on November 22, 2027. The Company’s line of credit provides for a five year unsecured revolving loan facility in the aggregate amount of $300.0 million and provides, at the Company’s discretion, the ability to increase the revolving loan commitments to an aggregate amount not to exceed $500.0 million.

At September 30, 2025, the Company had outstanding $48.0 million in irrevocable standby letters of credit, which relate to payment obligations under the Company’s insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $48.0 million to $252.0 million at September 30, 2025. The letters of credit expire during the first quarter of 2026.

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

Note 18—Related Party Transactions

During the nine months ended September 30, 2025 and 2024, the Company invested $0.1 million and $2.8 million, respectively, in Align+Engage LLC, a health care technology company which specializes in the long-term and acute care markets which was accounted for as an equity method investment. The Company’s total investment represents a 25% ownership share. During the three and nine months ended September 30, 2025, the Company recorded expenses of $0.1 million and $0.7 million, respectively, in connection with services provided by Align+Engage LLC, including the use of an application by Company personnel.

Note 19—Subsequent Events

The Company evaluated all subsequent events through the filing date of this Form 10-Q. There were no events or transactions occurring during this subsequent reporting period which require recognition or additional disclosure in these financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items when comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of September 30, 2025 and December 31, 2024 and the notes accompanying those financial statements.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of healthcare facilities, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We provide such services to approximately 2,800 facilities throughout the continental United States as of September 30, 2025. We believe we are the largest provider of housekeeping, laundry and dietary management services to the long-term care industry in the United States.

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

Housekeeping services were provided to approximately 2,300 customer facilities at September 30, 2025 and contributed approximately 44.8% or $613.9 million of our consolidated revenues for the nine months ended September 30, 2025. Dietary services were provided at approximately 1,600 customer facilities at September 30, 2025, generating approximately 55.2% or $756.6 million of our total revenues for the nine months ended September 30, 2025.

In 2024, we adopted ASU 2023-07, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. As part of our adoption of ASU 2023-07 and the Chief Operating Decision Maker’s evaluation of segment performance for the nine months ended September 30, 2025 and 2024, we updated certain segment information for the three and nine months ended September 30, 2024 in order to conform with our current period segment presentation.

Three Months Ended September 30, 2025 and 2024

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
	2025	2024[1]	% Change
	(in thousands)
Revenues
Housekeeping	$211,788	$191,101	10.8%
Dietary	252,550	237,048	6.5%
Consolidated	$464,338	$428,149	8.5%

Costs of services provided
Housekeeping	$177,122	$160,434	10.4%
Dietary	225,050	204,296	10.2%
ERC refunds[2]	(34,239)	—	NR5
Consolidated	$367,933	$364,730	0.9%

Selling, general and administrative expense
Housekeeping	$11,850	$11,476	3.3%
Dietary	14,607	15,125	(3.4)%
Corporate[3]	20,367	17,868	14.0%
Gain on deferred compensation plan investments	3,717	2,419	53.7%
Consolidated	$50,541	$46,888	7.8%

Other income (expense)[4]
Investment and other income, net	$11,837	$3,825	209.5%
Interest expense	(393)	(1,548)	(74.6)%
Income before taxes	$57,308	$18,808	204.7%
Income tax expense[4]	14,355	4,778	200.4%
Net income	$42,953	$14,030	206.2%
1.Represents a recast of prior period numbers to conform with current period presentation.
2.Segment costs of services provided excludes the impact of Employee Retention Credits (“ERC”) received by the Company and recorded within income during the three months ended September 30, 2025 as the credits relate to payroll tax credits related to 2020 and 2021 payroll.
3.Represents selling, general and administrative expense less amounts allocated to segments for labor and labor-related and other segment items.
4.These line items represent corporate costs not allocated to segments.
5.Not relevant.

Housekeeping and Dietary revenues represented approximately 45.6% and 54.4% of consolidated revenues for the three months ended September 30, 2025, respectively.

The following table sets forth the ratio of certain items to consolidated revenues:

	Three Months Ended September 30,
	2025	2024
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	79.2%	85.2%
Selling, general and administrative expense	10.9%	11.0%
Other income (expense):
Investment and other income, net	2.5%	0.9%
Interest expense	(0.1)%	(0.4)%
Income before income taxes	12.3%	4.3%
Income tax expense	3.1%	1.1%
Net income	9.2%	3.2%

Revenues

Consolidated

Consolidated revenues increased 8.5% to $464.3 million during the three months ended September 30, 2025 compared to $428.1 million for the corresponding period in 2024 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping revenues increased 10.8% and Dietary revenues increased 6.5% during the three months ended September 30, 2025 compared to the corresponding period in 2024. The increase in Housekeeping revenues was driven by an increase in facility count and contractual price increases. The increase in Dietary revenues was driven by organic growth in expanding services performed for existing customers and increased pass-through costs to customers.

Costs of Services Provided

Consolidated

During the three months ended September 30, 2025, we recognized $34.2 million of income, recorded as a reduction to costs of services provided, related to the receipt of ERC refunds for periods from the second quarter of 2020 through the second quarter of 2021. Excluding the impact of the ERC refunds, consolidated costs of services provided increased by 0.9% to $367.9 million for the three months ended September 30, 2025 compared to $364.7 million for the corresponding period in 2024 as a result of the factors discussed below under Reportable Segments. Costs of services provided, as a percentage of revenues, was 79.2% for the three months ended September 30, 2025 compared to 85.2% for the same period in 2024. Our goal is to manage consolidated costs of services provided as a percentage of revenues in the 86% range for the full year, although there can be no assurance thereof.

Effective in the three months ended September 30, 2025, we perform quarterly independent actuarial evaluations to update loss estimates for our self-insurance reserves for workers' compensation and general liability. The update to our loss estimates did not have a material impact on our consolidated financial statements for the three months ended September 30, 2025.

Reportable Segments

We include certain expenses classified as selling, general and administrative expenses within segment expenses. Segment expenses for Housekeeping, as a percentage of Housekeeping revenues, decreased to 89.2% for the three months ended September 30, 2025 from 90.0% in the corresponding period in 2024. Segment expenses for Dietary, as a percentage of Dietary revenues, increased to 94.9% for the three months ended September 30, 2025 from 92.6% in the corresponding period in 2024, with the increases from the comparable period driven by the bad debt expense noted above.

The following tables provide a comparison of the key indicators we consider when managing segment expenses as a percentage of the respective segment’s revenues:

	Three Months Ended September 30,
Key Indicators as a % of Segment Revenue - Housekeeping	2025	2024	Change
Labor and other labor-related costs[1]	78.5%	80.0%	(1.5)%
Supplies	7.5%	7.6%	(0.1)%
Bad debt expense	0.9%	0.0%	0.9%
Depreciation and amortization	0.5%	0.5%	—%
Other costs[1]	1.8%	1.9%	(0.1)%
Total segment expenses	89.2%	90.0%	(0.8)%
1.Inclusive of certain expenses reported within selling, general and administrative expense that are segment-specific.

	Three Months Ended September 30,
Key Indicators as a % of Segment Revenue - Dietary	2025	2024	Change
Labor and other labor-related costs[1]	59.6%	57.1%	2.5%
Supplies	31.3%	32.8%	(1.5)%
Bad debt expense	1.5%	0.1%	1.4%
Depreciation and amortization	0.3%	0.3%	—%
Other costs[1]	2.2%	2.3%	(0.1)%
Total segment expenses	94.9%	92.6%	2.3%
1.Inclusive of certain expenses reported within selling, general and administrative expense that are segment-specific.

Variations within these key indicators relate to the provision of services at new facilities, changes in the mix of customers for whom we provide supplies or do not provide supplies, changes in the services provided to certain customers, and changes in bad debt expense. Management focuses on building efficiencies and managing labor and other costs at the facility level, as well as managing supply chain costs, for new and existing facilities, and has also evaluated the impact of recent tariff and trade policy changes, which to date have not had a material impact on our operations or financial results as such costs are generally passed through to customers.

Consolidated Selling, General and Administrative Expense

Selling, general and administrative expense incurred at a segment-level is discussed in the Reportable Segments section above. Also included in consolidated selling, general and administrative expense are corporate expenses and gains and losses associated with changes in the value of investments in the deferred compensation plan. These investments represent the amounts held on behalf of the participating employees as changes in the value of these investments affect the amount of our deferred compensation liability. Gains on the plan investments during the three months ended September 30, 2025 and 2024 increased our total selling, general and administrative expense.

Excluding the change in the deferred compensation plan described above, consolidated selling, general and administrative expense increased $2.4 million or 5.3% for the three months ended September 30, 2025 compared to the corresponding period in 2024, driven by a $2.1 million increase to selling, general and administrative expense for professional fees incurred related to the ERC refunds.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative expense excluding change in deferred compensation liability	$46,824	$44,469	$2,355	5.3%
Gain on deferred compensation plan investments	3,717	2,419	1,298	53.7%
Selling, general and administrative expense	$50,541	$46,888	$3,653	7.8%

Consolidated Investment and Other Income, net

Investment and other income, net was a gain of $11.8 million for the three months ended September 30, 2025, compared to a gain of $3.8 million in the corresponding 2024 period. Included in investment and other income, net in 2025 was $5.3 million of interest income recognized on ERC refunds received during the three months ended September 30, 2025. Excluding the impact of the ERC refund, investment and other income, net increased due to favorable market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan.

The table below summarizes the changes in these components of investment and other income, net:

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollar amounts in thousands)
Investment and other income, net excluding change in deferred compensation plan assets	$8,106	$1,405	$6,701	476.9%
Gain on deferred compensation plan investments	3,731	2,420	1,311	54.2%
Investment and other income, net	$11,837	$3,825	$8,012	209.5%

Consolidated Interest Expense

Consolidated interest expense decreased to $0.4 million for the three months ended September 30, 2025 compared to $1.5 million for the same period in 2024 as we incurred lower average borrowings on our line of credit during the three months ended September 30, 2025 compared to 2024.

Consolidated Income Taxes

During the three months ended September 30, 2025, we recognized a provision for income taxes of $14.4 million, or 25.0% effective tax rate, versus a provision for income taxes of $4.8 million, or 25.4% effective tax rate, for the same period in 2024. The effective tax rate change is based on the impact of discrete items in each quarter combined with the impact of our full year income estimate on the tax provision.

The actual annual effective tax rate will be impacted by the tax effects of option exercises or vested awards, which are treated as discrete items in the reporting period in which they occur and may vary based on our common stock price at exercise and the volume of such exercises; therefore, these cannot be considered in the calculation of the estimated annual effective tax rate. The impact on our income tax provision for the three months ended September 30, 2025 and 2024 for such discrete items was an expense of $10.4 million (driven by the impact of income recognition from the ERC refunds) and $0.3 million, respectively.

Nine Months Ended September 30, 2025 and 2024

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025	2024[1]	% Change
	(in thousands)
Revenues
Housekeeping	$613,869	$572,666	7.2%
Dietary	756,622	705,204	7.3%
Consolidated	$1,370,491	$1,277,870	7.2%

Costs of services provided
Housekeeping	$532,081	$481,925	10.4%
Dietary	705,315	626,458	12.6%
ERC Credits[2]	(34,239)	—	NR5
Consolidated	$1,203,157	$1,108,383	8.6%

Selling, general and administrative expense
Housekeeping	$36,122	$35,554	1.6%
Dietary	44,791	44,711	0.2%
Corporate[3]	56,858	50,202	13.3%
Gain on deferred compensation plan investments	6,899	7,769	(11.2)%
Consolidated	$144,670	$138,236	4.7%

Other income (expense)[4]
Investment and other income, net	$17,856	$12,145	47.0%
Interest expense	(1,206)	(5,260)	(77.1)%
Income before taxes	$39,314	$38,136	3.1%
Income tax provision[4]	11,499	10,585	8.6%
Net income	$27,815	$27,551	1.0%
1.Represents a recast of prior period numbers to conform with current period presentation.
2.Consolidated costs of services provided excludes the impact of ERC refunds received by the Company and recorded within income during the nine months ended September 30, 2025 as the credits relate to payroll tax credits related to 2020 and 2021 payroll.
3.Represents selling, general and administrative expense less amounts allocated to segments for labor and labor-related and other segment items.
4.These line items represent corporate costs not allocated to segments.
5.Not relevant.

The following table sets forth the ratio of certain items to consolidated revenues:

	Nine Months Ended September 30,
	2025	2024
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	87.8%	86.7%
Selling, general and administrative expense	10.6%	10.8%
Other (expense) income:
Investment and other income, net	1.3%
Interest expense	(0.1)%	(0.4)%
Income before income taxes	2.8%	3.1%
Income tax provision	0.8%	0.8%
Net income	2.0%	2.3%
Revenues

Consolidated

Consolidated revenues increased 7.2% to $1,370.5 million for the nine months ended September 30, 2025 compared to $1,277.9 million for the corresponding period in 2024 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

Housekeeping revenues increased 7.2% during the nine months ended September 30, 2025 compared to the 2024 comparable period, while Dietary revenues increased 7.3% over the same period. The increase in Housekeeping revenues was driven by an increase in facility count and contractual price increases. The increase in Dietary revenues was driven by increased pass-through costs to customers and organic growth in expanding services performed for customers.

Costs of services provided

Consolidated

During the nine months ended September 30, 2025, we recognized $34.2 million of income, recorded as a reduction to costs of services provided, related to the receipt of ERC refunds for periods from the second quarter of 2020 through the second quarter of 2021. Excluding the impact of the ERC refunds, consolidated costs of services increased by 8.6% to $1,203.2 million for the nine months ended September 30, 2025 compared to $1,108.4 million for the nine months ended September 30, 2024 as a result of bad debt expense and the factors discussed below under Reportable Segments. Effective in the third quarter of 2025, we perform quarterly independent actuarial evaluations to update loss estimates for our self-insurance reserves for workers' compensation and general liability. The update to our loss estimates did not have a material impact on our consolidated financial statements for the quarter ended September 30, 2025.

During the nine months ended September 30, 2025 and 2024, we recognized $63.9 million and $17.6 million, respectively, of bad debt expense related to large customer bankruptcies, which were recorded within costs of services provided. Excluding the impact of these bankruptcies, costs of services provided increased $48.5 million, or 4.4%, in line with our revenue growth.

Reportable Segments

Costs of services provided for Housekeeping, as a percentage of Housekeeping revenues, was 92.6% and 90.4% for the nine months ended September 30, 2025 and 2024. Costs of services provided for Dietary, as a percentage of Dietary revenues, increased to 99.1% for the nine months ended September 30, 2025 from 95.2% in the corresponding period in 2024, with the increases from the comparable period driven by the bad debt expense noted above.

The following table provides a comparison of the key indicators we consider when managing costs of services provided at the segment level, as a percentage of the respective segment’s revenues:

	Nine Months Ended September 30,
Key Indicators as a % of Segment Revenue - Housekeeping	2025	2024	Change
Labor and other labor-related costs[1]	78.6%	78.8%	(0.2)%
Supplies	7.1%	7.4%	(0.3)%
Bad debt expense	4.4%	1.9%	2.5%
Depreciation and amortization	0.5%	0.5%	0.1%
Other costs[1]	1.8%	1.8%	—%
Total segment expenses	92.6%	90.4%	2.2%
1.Inclusive of certain expenses reported within selling, general and administrative expense that are segment-specific.

	Nine Months Ended September 30,
Key Indicators as a % of Segment Revenue - Dietary	2025	2024	Change
Labor and other labor-related costs[1]	58.9%	56.6%	2.3%
Supplies	30.7%	32.4%	(1.7)%
Bad debt expense	6.8%	3.7%	3.1%
Depreciation and amortization	0.4%	0.3%	0.1%
Other costs[1]	2.3%	2.2%	0.1%
Total segment expenses	99.1%	95.2%	3.9%
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

Consolidated Selling, General and Administrative Expense

Included in selling, general and administrative expense are gains and losses associated with changes in the value of investments under the deferred compensation plan. These investments represent the amounts held on behalf of the participating employees and changes in the value of these investments affect the amount of our deferred compensation liability. Gains on the plan investments during the nine months ended September 30, 2025 and 2024 increased our total selling, general and administrative expense.

Excluding the change in the deferred compensation plan described above, consolidated selling, general and administrative expense increased $7.3 million or 5.6% for the nine months ended September 30, 2025 compared to the corresponding period in 2024. The change was driven in part by a $2.1 million increase to selling, general and administrative expense for professional fees incurred related to the ERC refunds, along with increases in payroll and payroll-related expenses.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative expense excluding change in deferred compensation plan liability	$137,771	$130,467	$7,304	5.6%
Gain on deferred compensation plan investments	6,899	7,769	(870)	(11.2)%
Selling, general and administrative expense	$144,670	$138,236	$6,434	4.7%

Consolidated Investment and Other Income, net

Investment and other income, net was a $17.9 million gain for the nine months ended September 30, 2025, compared to a $12.1 million gain during the corresponding 2024 period. Included in investment and other income, net in the nine months ended September 30, 2025 was $5.3 million of interest income recognized on ERC refunds received.

The table below summarizes the changes in these components of investment and other income, net:

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(dollar amounts in thousands)
Investment and other income, net excluding change in deferred compensation plan assets	$10,930	$4,336	$6,594	152.1%
Gain on deferred compensation plan investments	6,926	7,809	(883)	(11.3)%
Investment and other income, net	$17,856	$12,145	$5,711	47.0%

Consolidated Interest Expense

Consolidated interest expense decreased to $1.2 million for the nine months ended September 30, 2025 compared to $5.3 million in the same period in 2024 as we incurred lower average borrowings on our line of credit during the nine months ended September 30, 2025 compared to the same period in 2024.

Consolidated Income Taxes

During the nine months ended September 30, 2025 and 2024, we recognized a provision for income taxes of $11.5 million, or a 29.2% effective tax rate, and $10.6 million, or a 27.8% effective tax rate, respectively. The actual annual effective tax rate will be impacted by the tax effects of option exercises or vested awards, which are treated as discrete items in the reporting period in which they occur and may vary based upon our common stock price at exercise and the volume of such exercises; therefore, these cannot be considered in the calculation of the estimated annual effective tax rate. The impact on our income tax provision for the nine months ended September 30, 2025 and 2024 for such discrete items was an expense of approximately $11.6 million (driven by the impact of income recognition from the ERC refunds) and $1.5 million, respectively.

Liquidity and Capital Resources

Our primary sources of liquidity are available cash and cash equivalents, available lines of credit under our revolving credit facility and cash flows from operating activities. At September 30, 2025, we had cash, cash equivalents and marketable securities of $177.5 million, restricted cash equivalents of less than $0.1 million, restricted marketable securities of $30.0 million and working capital of $385.0 million, compared to cash, cash equivalents and marketable securities of $107.3 million, restricted cash equivalents of $3.4 million, restricted marketable securities of $25.1 million and working capital of $364.1 million at December 31, 2024. Our current ratio was 3.0 to 1.0 at September 30, 2025, and 2.9 to 1.0 at December 31, 2024. Marketable securities and restricted marketable securities represent fixed income investments that are highly liquid and can be readily purchased or sold through established markets. Such securities are held by the Company’s captive insurance company to satisfy capital requirements of the state regulator of our captive insurance company.

For the nine months ended September 30, 2025 and 2024, our cash flows were as follows:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$127,581	$(5,402)
Net cash used in investing activities	$(19,566)	$(15,751)
Net cash used in financing activities	$(43,726)	$(5,038)

Operating Activities

Our primary sources of cash from operating activities are the revenues generated from our Housekeeping and Dietary services. Our primary uses of cash from operating activities are the funding of our payroll and other personnel-related costs as well as the costs of supplies used in providing our services. For the nine months ended September 30, 2025, cash flow from operations included $27.8 million in net income, non-cash add-backs to net income of $112.4 million, and a $12.7 million increase in cash flows from changes in operating assets and liabilities, all inclusive of $51.8 million of ERC refunds received. Such activities are the primary drivers of the period-over-period changes in net cash provided by operating activities.

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

Financing Activities

The primary uses of cash for financing activities are repurchases of common stock. On February 14, 2023, our Board of Directors authorized the repurchase of up to 7.5 million outstanding shares (the “Repurchase Plan”). During the three months ended September 30, 2025 and 2024, we repurchased 1.7 million and 0.1 million shares of our common stock for $27.3 million and $1.0 million, respectively, including commissions and taxes. During the nine months ended September 30, 2025 and 2024, we repurchased 2.9 million and 0.4 million shares of our common stock for $42.1 million and $4.0 million, respectively, including commissions and excise taxes. We remain authorized to repurchase up to 3.1 million shares of our common Stock pursuant to the Repurchase Plan.

For the nine months ended September 30, 2025 and the year ended December 31, 2024, our quarterly repurchases of common stock were as follows:

Three Months Ended	Total number of shares of Common Stock repurchased	Average price paid per share of Common Stock	Aggregate purchase price of Common Stock repurchases	Number of remaining shares authorized for repurchase
	(in thousands)	(in dollars per share)	(in thousands)	(in thousands)
September 30, 2025	1,743	$15.46	$26,969	3,111
June 30, 2025	523	$14.38	$7,706	4,854
March 31, 2025	653	$10.63	$7,036	5,377
December 31, 2024	90	$11.10	$997	6,030
September 30, 2024	94	$10.65	$996	6,120
June 30, 2024	263	$11.33	$2,981	6,214
March 31, 2024	—	$—	$—	6,477

Line of Credit

At September 30, 2025, we had a $300 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a floating rate, based on our leverage ratio, and starting at the Term Secured Overnight Financing Rate (“SOFR”) rate plus 165 basis points. Our line of credit also provides, at our discretion, the ability to increase the revolving loan commitments to an aggregate amount not to exceed $500 million. At September 30, 2025, we had no borrowings under the line of credit.

The line of credit requires us to satisfy two financial covenants. The covenants and their respective status at September 30, 2025 were as follows:

Covenant Descriptions and Requirements	As of September 30, 2025
Funded debt[1] to EBITDA[2] ratio: less than 3.50 to 1.00	0.18
EBITDA to Interest Expense ratio: not less than 3.00 to 1.00	33.67
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

As noted above, we were in compliance with our financial covenants at September 30, 2025 and we expect to remain in compliance. The line of credit expires on November 22, 2027. We believe that our existing capacity under the line of credit and our history of favorable operating cash flows provides adequate liquidity to fund our operations for the next twelve months following the date of this report.

At September 30, 2025, we had outstanding $48.0 million in irrevocable standby letters of credit, which relate to payment obligations under our insurance programs.

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new customers obtained. Such capital expenditures primarily consist of housekeeping and food service equipment purchases, laundry and linen equipment installations, computer hardware and software, furniture and fixtures. Although we have no specific material commitments for capital expenditures through the end of calendar year 2025, we estimate that for 2025 we will have capital expenditures of approximately $5.0 million to $7.0 million, of which we have made $4.4 million through September 30, 2025.

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

Effective in the third quarter of 2025, we perform quarterly independent actuarial evaluations to update loss estimates for our self-insurance reserves for workers' compensation and general liability. The update to our loss estimates did have a material impact on our consolidated financial statements for the quarter ended September 30, 2025.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2025, we had $207.5 million in cash and cash equivalents, restricted cash equivalents, marketable securities and restricted marketable securities. The fair value of all of our cash equivalents and marketable securities are determined based on “Level 1” or “Level 2” inputs, which are based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are intended to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Form 10-Q, is reported in accordance with Securities and Exchange Commission rules. Disclosure controls are also intended to ensure that such information is accumulated and communicated to Management, including the Principal Executive Officer (President and Chief Executive Officer) and the Principal Financial Officer (Chief Financial Officer) as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation as of September 30, 2025, pursuant to the Exchange Act Rule 13a-15(b), our Management, including our Principal Executive Officer and Principal Financial Officer, concluded that our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 1A. Risk Factors

As of September 30, 2025, there have been no material changes to the Risk Factors disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

On February 14, 2023, our Board of Directors authorized the repurchase of up to 7.5 million outstanding shares of common stock (under the “Repurchase Plan”). We remain authorized to purchase 3.1 million shares of common stock under the Repurchase Plan.

Shares repurchased pursuant to the Repurchase Plan during the three months ended September 30, 2025, were as follows:

Three Months Ended September 30, 2025	Total number of shares of Common Stock repurchased	Average price paid per share of Common Stock	Aggregate purchase price of Common Stock repurchases[1]	Number of remaining shares authorized for repurchase
			(in thousands)
July 1, 2025 - July 31, 2025	122,650	$13.33	$1,655	4,732
August 1, 2025 - August 31, 2025	465,965	$14.63	$6,815	4,266
September 1, 2025 - September 30, 2025	1,155,327	$16.01	$18,499	3,111
Total	1,743,942	$15.46	$26,969	3,111
1.    Excludes commissions and other costs of $0.3 million.

During the quarter, a significant portion of the Company’s repurchases were made pursuant to Rule 10b5-1 trading plans adopted under the Securities Exchange Act of 1934, as amended, while the remainder were discretionary open-market transactions executed under the Company’s publicly announced share repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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
101
The following financial information from the Company’s Form 10-Q for the quarterly period ended September 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive (Loss) Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
+ Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE SERVICES GROUP, INC.

Date:	October 24, 2025	/s/ Theodore Wahl
Theodore Wahl
President & Chief Executive Officer
(Principal Executive Officer)

Date:	October 24, 2025	/s/ Vikas Singh
Vikas Singh
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)