Form 10-K
period 2025-12-31
HEALTHCARE SERVICES GROUP INC
filed 2026-02-13
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☑
The aggregate market value of the voting stock (Common Stock, $0.01 par value) held by non-affiliates of the registrant as of the close of business on June 30, 2025 was approximately $897 million based on the closing sale price of the Common Stock on the Nasdaq Global Select Market on that date. The determination of affiliate status is not a determination for any other purpose. The registrant does not have any non-voting common equity authorized or outstanding.
Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock (Common Stock, $0.01 par value) as of the latest practicable date (February 11, 2026). 70,267,582

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Definitive Proxy Statement for the registrant’s 2026 Annual Meeting of Shareholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2025, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K and documents incorporated by reference into it may contain forward-looking statements within the meaning of federal securities laws, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “estimates,” “will,” “goal,” “intend” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services to the healthcare industry and primarily providers of long-term care; credit and collection risks associated with the healthcare industry; the impact of bank failures; our claims experience related to workers’ compensation, general liability and other insurance programs; the effects of changes in, or interpretations of laws and regulations governing the healthcare industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor-related matters such as minimum wage increases; the Company’s expectations with respect to selling, general and administrative expenses; the impact of past or future cyber attacks or breaches; global events including ongoing international conflicts; and the risk factors described in Part I of this report under “Government Regulation of Customers,” “Service Agreements and Collections,” and “Competition” and under “Item 1A. Risk Factors.”

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

PART I

In this Annual Report on Form 10-K for the year ended December 31, 2025, Healthcare Services Group, Inc. (together with its wholly-owned subsidiaries listed in Exhibit 21, which has been filed as part of this Report) is referred to using terms such as the “Company,” “HCSG,” “we,” “us” or “our.”

Item I.   Business.

General

Healthcare Services Group, Inc. is a Pennsylvania corporation, incorporated on November 22, 1976. We provide management, administrative and operating expertise and services to the environmental services, laundry, linen, facility maintenance and dietary service departments of primarily healthcare facilities, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We provide such services to approximately 2,800 facilities throughout the continental United States as of December 31, 2025. We believe we are the largest provider of housekeeping, laundry and dietary management services to the long-term care industry in the United States.

Segment Information

The information called for herein is discussed below in Description of Services, and within Item 8 of this Annual Report on Form 10-K under Note 13 — Segment Information in the Notes to Consolidated Financial Statements for the years ended December 31, 2025, 2024 and 2023.

Description of Services

We are organized into two reportable segments: housekeeping, laundry, linen and other services (“Environmental Services” or “EVS”) and dietary department services (“Dietary”). Our corporate headquarters provides centralized financial management and support, legal services, human resources management and other administrative services to the Environmental Services and Dietary business segments.

We provide EVS services to approximately 2,300 customer facilities and provide Dietary services to approximately 1,600 facilities. Although we do not directly participate in any government reimbursement programs, our customers receive government reimbursements related to Medicare and Medicaid and are directly affected by any legislation and regulations relating to those programs.

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

Environmental Services

Environmental Services accounted for approximately 44.9%, or $824.7 million, of our consolidated revenues in 2025. Environmental Services consist of managing our customers’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the customers’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the customers’ facilities. Upon beginning service with a customer facility, we typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation. On-site management is responsible for all daily customer housekeeping department activities with regular support provided by a District Manager specializing in such services.

Environmental Services operating performance is significantly impacted by our management of labor costs. In order to normalize and evaluate such costs in the context of the Company’s financial performance, management reviews labor costs as a percentage of EVS segment revenues. Environmental Services labor costs represented approximately 78.3% of EVS revenues for 2025. Changes in employee compensation resulting from legislative or other governmental actions, market factors, adjustments to staffing levels and the composition of our labor force may adversely impact these costs. Similarly, an increase in the costs of supplies consumed in performing Environmental Services may impact the segment’s financial performance. In 2025, the cost of EVS supplies as a percentage of EVS revenues was 7.2%. Generally, the cost of such supplies is dictated by specific product market conditions, which are subject to price fluctuations influenced by factors outside of our control. Where possible, we negotiate fixed pricing from vendors for an extended period of time on certain supplies to mitigate such price fluctuations.

Dietary

Dietary services represented approximately 55.1%, or $1,012.5 million, of our consolidated revenues in 2025. Dietary services consist of managing our customers’ dietary departments, which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents taking into account their age, medical history, and current treatment plans. On-site management is responsible for all daily dietary department activities with regular support provided by a District Manager specializing in dietary services. Upon beginning service with a customer facility, we typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise the front-line personnel and coordinate dietitian services with other facility support functions in accordance with customer requests, dietary restrictions and any applicable regulations. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

Dietary operating performance is impacted by price fluctuations in labor and supply costs resulting from similar factors discussed above for Environmental Services. In 2025, the costs of labor and food-related supplies represented approximately 58.8% and 30.9% of Dietary segment revenues, respectively.

Operational Management Structure

By applying our professional management techniques, we offer our customers the ability to manage certain housekeeping, laundry, linen, facility maintenance and dietary services and costs. We manage and provide our services through a network of management personnel, as illustrated below.

Vice President of Operations
↓
Director of Operations
↓
District Manager
↓
Facility Manager

Facilities are managed by an on-site Facility Manager, and if necessary, additional supervisory personnel. Such facility-level management personnel are responsible for the management of staff, scheduling, procurement, customer-service, quality control and overall day-to-day management of the Environmental Services or Dietary function.

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

Market

The market for our services consists of a large number of facilities involved in various aspects of the healthcare industry, including long-term and post-acute care facilities (e.g., skilled nursing facilities, residential care and assisted living facilities) and hospitals (e.g., acute care, critical access and psychiatric). Such facilities may be specialized or general, privately owned or public, for-profit or not-for-profit, urban or rural, and may serve residents on a long-term or short-term basis. We market our services to facilities after consideration of a variety of factors including facility type, size, location and service opportunities (Environmental Services or Dietary). Although there can be no assurance, the market for our services, particularly in long-term and post-acute care, is expected to continue to grow as the population of the United States ages and as government reimbursement policies require increased cost control or containment by the constituents that comprise our target market.

Marketing and Sales

Our services are primarily marketed and sold by our marketing and business development teams. These marketing and business development efforts are supported by all levels of our corporate and operational management teams. We provide incentive compensation to our sales and operational personnel based on achieving financial and non-financial goals and objectives which are aligned with the key elements we believe are necessary for us to achieve overall improvement in our results, along with continued business development.

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

The prospects for legislative action, both on the federal and state level, regarding governmental funding for our customers industry are uncertain. We are unable to predict or to estimate the ultimate impact of any further changes in reimbursement programs affecting our customers’ future results of operations and/or their impact on our cash flows and operations.

Environmental Regulation

Our operations are subject to various federal, state and/or local laws concerning discharges into waterways and the generation, handling and disposal of waste and hazardous substances. Our past expenditures relating to environmental compliance have not had a material effect on our results of operations and are included in normal operating expenses. These laws and regulations are constantly evolving, and it is impossible to predict accurately the effect they may have upon the capital expenditures, earnings and our competitive position in the future. Based upon information currently available, we believe that expenditures relating to environmental compliance will not have a material impact on the business, results of operations, financial condition or cash flows of the Company.

Service Agreements and Collections

We have historically had a favorable customer retention rate and, although there can be no assurance, we expect to continue to maintain satisfactory relationships with our customers despite many of our service agreements being cancellable on short notice.

We have had varying collections experiences with respect to our accounts and notes receivable. We have sometimes extended the period of payment for certain customers beyond contractual terms. Such customers include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for such collection issues and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $83.1 million, $46.8 million and $35.6 million in the years ended December 31, 2025, 2024 and 2023, respectively. As a percentage of total revenues, these provisions represented approximately 4.5%, 2.7% and 2.1% for the years ended December 31, 2025, 2024 and 2023, respectively. In making credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We establish credit limits through our payment terms, perform ongoing credit evaluations and monitor accounts to minimize the risk of credit loss. Despite our efforts to minimize credit risk exposure, customers could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our customers experience a negative impact on their cash flows, it could have a material adverse effect on our results of operations and financial condition.

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

Supporting our varied team of individuals drives us to continuously improve and provide developmental opportunities for our team members, encouraging all of our employees to reach their full potential. To support this we have launched a formal Employee Engagement and Recognition Program. We devise career development and promotional pathways for our employees, and our Manager-In-Training Program is accessible to all qualified and motivated employees, regardless of formal education level achieved. When appropriate, we advertise all on-demand opportunities to our employees in an effort to cultivate talent throughout the Company. We also focus on understanding the opportunities we can provide employees. We continue to focus on building a pipeline for talent to create more opportunities for workplace development and to support greater representation within the Company.

Employee Profile

At December 31, 2025, we employed approximately 36,000 people, of whom approximately 4,000 were corporate and field management personnel. The Company’s employment of some of its employees is subject to collective bargaining agreements that are negotiated by individual customer facilities and are assented by us, so as to bind us as an “employer” under the agreements. In other limited cases, we are direct parties to the agreements. We may be adversely affected by relations between our customer facilities and their employee unions, or between us and such unions. We consider our relationship with our employees to be good.

Health and Safety

Our ability to meet the day-to-day needs and expectations of our customers and to fulfill our common goal to ensure the well-being of America’s most vulnerable is organically connected to the well-being of our people. As such, we are committed to the health, safety and wellness of our employees. We provide our employees and their families access to a variety of flexible and convenient health and wellness programs, including benefits that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and that offer choices where possible so they can customize their benefits to meet their needs and the needs of their families. All employees receive documented, annual training on our Environmental, Health and Safety Policy and are responsible for upholding and operating within the guidelines of this policy to ensure our business complies with all environmental and health and safety laws and regulations applicable to our operations.

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

Website Access

Our website address is www.hcsgcorp.com. Our filings with the Commission, as well as other pertinent financial and Company information, are available at no cost on our website as soon as reasonably practicable after the filing of such reports with the Commission. The references to our website and the SEC’s website are intended to be inactive textual references only and the contents of those websites are not incorporated by reference herein.

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

Risks Related to Macroeconomic Conditions

We have been, and may continue to be, adversely affected by inflationary and market fluctuations, including the impact of potential future tariffs, impacting the cost of products consumed in providing our services and our cost of labor. Additionally, we rely on a certain limited number of vendors for a substantial portion of EVS and Dietary supplies.

Macroeconomic factors, including uncertainty surrounding global geopolitical instability, inflationary pressures, changes in interest rates and evolving government fiscal, monetary, trade and tax policies continue to contribute to an ever-changing operating environment. The United States has recently implemented changes to its trade policy, including increased tariffs on certain imported goods, pursuant to executive orders and related administrative actions. These measures may increase input costs, contribute to inflationary pressures, and heighten volatility in global supply chains.

Recent tariffs on certain imported goods have increased, and may continue to increase, the cost of some supplies and food products used in delivering our services. While these cost increases have not materially impacted our business to-date, sustained or expanded tariffs could adversely affect our business, results of operations, financial condition and/or cash flows in future periods. In addition, uncertainty surrounding future changes in U.S. trade policy may further contribute to volatility in supply costs and availability. Although we continue to pursue mitigating actions, including sourcing strategies, vendor negotiations and pricing adjustments where contractually permitted, there can be no assurance that such actions will fully offset the impact of higher tariffs. Any delay in, or inability to, pass increased costs through to customers could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Dietary supplies, to a much greater extent than EVS supplies, are impacted by commodity pricing factors, including the impact of tariffs and diseases in livestock, which in many cases are unpredictable and outside of our control. We seek to pass on to customers such increased costs but sometimes we are unable to do so. Even when we are able to pass on such costs to our customers, from time to time, sporadic unanticipated increases in the costs of certain supply items due to market or economic conditions may result in a timing delay in passing on such increases to our customers. This type of spike and unanticipated increase in Dietary supplies costs could adversely affect Dietary’s operating performance, and the adverse effect could be greater if we are delayed in passing on such additional costs to our customers (e.g., where we may not be able to pass such increase on to our customers until the time of our next scheduled service billing review). We seek to mitigate the impact of an unanticipated increase in such supplies’ costs through consolidation of vendors and participation in group purchasing organizations, which increases our ability to obtain more favorable pricing.

A substantial number of our employees are hourly employees whose wage rates are affected by increases in the federal or state minimum wage rates, wage inflation or local job market adjustments. Also, at certain facilities that we service, our cost of labor may be influenced by changes in the respective collective bargaining agreements to which we are a party. As collective bargaining agreements are renegotiated, we may need to increase the wages paid to bargaining unit employees covered by such collective bargaining agreements. Although we have contractual rights to pass union and minimum wage increases through to our customers, we do not have a contractual right to automatically pass through all wage rate increases resulting from wage rate inflation or local job market adjustments, and we may be delayed in doing so. Any delay in passing or inability to pass such wage increases through to our customers could have a material adverse effect on our financial condition, results of operations and cash flows.

Pandemics, epidemics or outbreaks of a contagious illness have in the past and may in the future adversely affect our business, results of operations, financial condition, and/or cash flows.

Pandemics, epidemics or outbreaks of a contagious illness, and similar events, have caused and may in the future cause harm to us, our employees, customers, vendors, supply chain partners and financial institutions, which could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. The impacts may include, but would not be limited to:

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
•Requirements to meet stringent infection control requirements at customer facilities and provide for medical procedures for employees;
•Elevated employee turnover which may impact our facility level performance and/or increase payroll expense and recruiting-related expenses;
•New or additional measures required by national, state or local governments which may impact the availability of our employees and/or increase operating costs;
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

War, terrorism, other acts of violence or natural or man-made disasters may affect the markets in which the Company operates, the Company’s customers, and could have a material adverse impact on our business, results of operations, financial condition and/or cash flows.

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

On July 9, 2025, Genesis Healthcare, Inc. (“Genesis”) filed for Chapter 11 bankruptcy protection in the Northern District of Texas. Genesis contributed 7.3%, 8.7% and 10.9% of our total consolidated revenues for the years ended December 31, 2025, 2024 and 2023, respectively. Revenues generated from Genesis were included in both operating segments. Any extended discontinuance, or significant reduction, of revenues from this customer could, if not replaced, have a material impact on our operations. In addition, if Genesis fails to abide by current payment terms it could have a material adverse effect on our financial condition, results of operations and cash flows. No single customer or customer group represented more than 10% of consolidated revenues for the years ended December 31, 2025 and 2024, and no other single customer or customer group represented more than 10% of consolidated revenues for the year ended December 31, 2023.

Any future bankruptcies or financial instability among our key customers could result in increased credit losses, reduced revenues, disruptions to service delivery, and material adverse effects on our business, results of operations and financial condition. Our ability to mitigate these risks depends on ongoing credit evaluations, monitoring customer financial health, and enforcing contractual payment terms, but even these measures may not fully protect against losses from future customer bankruptcies.

Our customers are primarily concentrated in the healthcare industry, which is subject to changes in government regulation. Many of our customers rely on reimbursement from Medicare, Medicaid and other third-party payers. Rates from such payers may be altered or reduced, thus affecting our customers’ results of operations and cash flows.

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

We have sometimes extended the period of payment for certain customers beyond contractual terms. Such customers include those who have terminated service agreements and slow payers experiencing financial difficulties. In order to provide for such collection issues and the general risk associated with the granting of credit terms, we have recorded bad debt provisions (in an Allowance for Doubtful Accounts) of $83.1 million for the year ended December 31, 2025 as compared to $46.8 million and $35.6 million for the years ended December 31, 2024 and 2023, respectively. In making our credit evaluations, in addition to analyzing and anticipating, where possible, the specific cases described above, we consider the general collection risk associated with trends in the long-term care industry. We establish credit limits through our payment terms, perform ongoing credit evaluations and monitor accounts to minimize the risk of credit loss. Despite our efforts to minimize credit risk exposure, customers could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. If our customers experience a negative impact on their cash flows, it could have a material adverse effect on our financial condition, results of operations and cash flows.

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

For the year ended December 31, 2025, one distributor distributed more than 50% of our food and non-food dining supplies, and if our relationship, or its business, were to be disrupted, we could experience disruptions to our operations and cost structure.

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

Risks Related to Operating Our Business

We have a Paid Loss Retrospective Insurance Plan for general liability, workers’ compensation and other insurance coverages.

We carry high deductible general liability, workers’ compensation and other insurance programs and therefore retain a substantial portion of the risk associated with the possible losses under such programs. Under our insurance plans, predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost. We regularly evaluate our claims payout experience and other factors related to the nature of specific claims in arriving at the basis for our accrued insurance claims estimate. Our evaluation is based primarily on current information derived from reviewing our claims experience and industry trends. In the event that our known claims experience and/or industry trends result in an unfavorable change in initial estimates of costs to settle such claims resulting from, among other factors, the severity levels of reported claims and medical cost inflation, it would have an adverse effect on our consolidated results of operations, financial condition and cash flows. Although we engage third-party experts to assist us in estimating appropriate reserves, the determination of the required reserves is dependent upon significant actuarial judgments. Changes in our insurance reserves as a result of our periodic evaluation of the related liabilities may cause significant fluctuations in our consolidated results of operations.

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

We are subject to risks affecting the food industry generally including food spoilage and food contamination. Products we purchase and utilize in production are susceptible to contamination by disease-producing organisms, or pathogens, included, but not limited to, listeria monocytogenes, salmonella, campylobacter, hepatitis A, trichinosis and generic E. coli. Because these pathogens are generally found in the environment, there is a risk that these pathogens could be introduced to our products as a result of improper handling at the manufacturing, processing or food service level. Our suppliers’ manufacturing facilities and products are subject to extensive laws and regulations relating to health, food preparation, sanitation and safety standards. Difficulties or failures by these companies in obtaining any required licenses or approvals or otherwise complying with such laws and regulations could disrupt their operations which could adversely affect our operations. Furthermore, there can be no assurance that compliance with governmental regulations by our suppliers will eliminate the risks related to food safety. An outbreak of food related illness in any of our customer facilities could materially harm our business, consolidated results of operations and financial condition.

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

We continue to experience a highly competitive labor market, particularly for frontline hourly employees. Ongoing labor shortages, increased competition for workers, employee turnover, wage inflation and changes in immigration or workforce policies could further increase labor costs and impact service quality. Our inability to recruit, train and retain qualified employees on acceptable terms could adversely affect our operating performance, customer satisfaction and profitability.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, extending and modifying various federal tax laws, including provisions of the Tax Cuts and Jobs Act of 2017, tax credits and deductions. The OBBBA contains a wide variety of provisions with different effective dates, and many require interpretation and regulatory guidance. Changes in interpretation, implementation, or future amendments could increase tax liabilities, reduce available credits or deductions, increase compliance costs, or otherwise adversely affect our business, financial condition, results of operations and cash flows. In addition, the Work Opportunity Tax Credit (“WOTC”), a federal tax credit available for hiring and employing individuals from certain targeted groups facing barriers to employment and for which the Company has in the past, and expects to receive, reductions in federal income taxes paid was not extended as part of the OBBBA and expired on December 31, 2025.

We are subject to federal, state and local taxes in the United States. Significant judgment is required in determining the provision for income taxes. We believe our income tax estimates are reasonable, but such estimates assume no changes in current tax rates. In addition, if the Internal Revenue Service or other taxing authority disagrees on an income tax position we have taken, including tax positions concerning the Employee Retention Tax Credit (“ERC”), and upon final adjudication we are required to change such position, we could incur additional tax liability, including interest and penalties. Such expenses could have a material adverse impact on our financial condition, consolidated results of operations and cash flows.

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

We are subject to certain state rules covering ESG initiatives including mandated annual reporting and compliance with commonly accepted ESG frameworks. Laws and regulations in these areas continue to emerge and evolve, which may require us to undertake costly initiatives or operational changes in order to achieve compliance. Non-compliance with these emerging rules or standards or a failure to address regulator expectations may result in potential cost increases, litigation, fines, penalties, or otherwise adversely impact our business, results of operations, financial position and cash flows.

Risks Related to Technology, Cybersecurity, Data Privacy and Artificial Intelligence

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

Although we have taken steps intended to mitigate the risks presented by potential cyber incidents, it is not possible to protect against every potential power loss, telecommunications failure, cybersecurity attack, data breach or similar event that may arise. Moreover, the safeguards we use are subject to human implementation and maintenance, technology evolutions and other uncertainties. Any of these cyber incidents may result in a violation of applicable laws or regulations (including privacy and other laws), damage our reputation, cause a loss of customers and give rise to legal claims, litigation, monetary fines and other penalties, each of which could have an adverse effect on our financial condition, results of operations and/or cash flows.

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

We have implemented, and continue to evaluate additional use cases for, generative artificial intelligence (“Gen AI”) and other automation technologies in certain business processes. The use of these technologies may involve risks related to system reliability, data integrity, cybersecurity, regulatory compliance, ethical considerations, workforce adoption, and the need for significant ongoing investment and oversight. Applicable laws, regulations, and standards governing artificial intelligence and automation are evolving and may be subject to differing interpretations.

Failure to appropriately govern, monitor, and manage the development and use of automation and artificial intelligence technologies could result in operational disruptions, data privacy or security incidents, reputational harm, regulatory scrutiny, litigation, or other legal exposure, any of which could adversely affect our business, financial condition, results of operations, and cash flows.

While we have implemented Gen AI and automation solutions in certain areas of our business, no Gen AI technologies are used for financial reporting purposes or for functions related to our internal controls over financial reporting. Implementing additional Gen AI solutions could lead to unauthorized access to sensitive information and could adversely impact our business. Additionally, failure to keep pace with the rapid evolution of Gen AI technologies or the evolving regulatory landscape could result in operational or compliance risks that could adversely affect our business, financial condition, results of operations and cash flows.

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

Please refer to the risk factor titled “We have experienced a cyber-attack and breach, and may in the future experience cyber-attacks, breaches or other events which could cause operational disruptions, fraud or theft of sensitive information.” in “Risk Factors” in Part I, Item 1A of this Form 10-K for more information on risks posed by cybersecurity threats to the Company.

As previously disclosed in a Form 8-K filed on October 16, 2024, on October 9, 2024 we identified a cybersecurity incident, which involved unauthorized activity within some of our systems. We immediately activated the Company’s Cyber Incident Response Plan (“IRP”) to investigate such activity with the assistance of leading third-party cybersecurity experts. We also notified law enforcement authorities. The Company is subject to class action litigation arising from this incident. We continue to monitor the situation and take appropriate actions consistent with our response protocols. As of the date of this filing, the incident has not caused, and is not expected to cause, disruption of the Company’s business operations. And although there can be no assurance, we do not believe the identified cybersecurity incident will have a material effect on our business, financial condition, results of operations or cash flows.

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

The Company has an IRP which details the Company’s policies and procedures in the event of a cyber incident. The Company’s IT department, led by Mr. Osbeck, logs all potential cybersecurity incidents reported which are then reviewed by an Incident Response Team (“IRT”), a cross-functional internal team including IT, risk management, legal and other departmental representation as necessary to identify the potential impact of the cybersecurity incident. As needed, the IRT will consult with third-party legal counsel and IT advisory firms to appropriately respond to existing cyber threats. In the event a material incident is identified, the Company will report such incidents in compliance with applicable law. Material cyber events, if any, are reported to the Board of Directors as they occur. Additionally, Mr. Bundick provides quarterly updates to the Audit Committee on all cybersecurity matters during the quarter.

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

Item 2.   Properties.

We lease our corporate offices, located at 3220 Tillman Drive, Suite 300, Bensalem, Pennsylvania 19020. The Pennsylvania office is the headquarters of Healthcare Services Group, Inc., ELuminate, LLC and Platinum Cleaning Services of Indianapolis, LLC. We also lease office space at other locations in Connecticut, Florida, New Jersey, Texas and Virginia. The New Jersey office is the headquarters of HCSG Insurance Corp (“HCSG Insurance”), our captive insurance company, as well as HCSG East, LLC, HCSG West, LLC, HCSG Central, LLC, HCSG Staff Leasing Solutions, LLC, HCSG Labor Supply, LLC, HCSG East Labor Supply, LLC, and HCSG Clinical Services, LLC. The Virginia office is the headquarters of Meriwether-Godsey, Inc. The other locations serve as divisional or regional offices providing management and administrative services to both of our operating segments in their respective geographical areas. No individual parcel of real estate owned or leased is of material significance to our total assets.

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

PART II
Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s Common Stock is traded under the symbol “HCSG” on the Nasdaq Global Select Market. As of February 11, 2026, there were approximately 70.3 million shares of our Common Stock outstanding.

Holders

As of February 11, 2026, we had approximately 300 holders of record of our Common Stock. This does not include persons who hold our Common Stock in nominee or “street name” accounts through brokers or banks.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the Company’s equity compensation plans, on an aggregated basis, the number of shares of our Common Stock subject to outstanding stock awards, the weighted-average exercise price of stock awards, and the number of shares remaining available for future award grants as of December 31, 2025.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights)[1]	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Issued and not Exercised)[2]
	(a)	(b)	(c)
	(in thousands, except per share amounts)
Equity compensation plans approved by security holders	4,581	$25.99	3,347
Total	4,581	$25.99	3,347
1.Represents shares of Common Stock issuable upon exercise of outstanding stock awards granted under the 2020 Omnibus Incentive Plan (as amended, the “Amended 2020 Plan”) and carryover shares from pre-existing equity plans.
2.Includes 1.6 million shares available for future grant under the Amended 2020 Plan, 1.6 million shares available for issuance under the Company’s 1999 Employee Stock Purchase Plan, as amended (the “1999 Plan”) and 0.1 million shares available for issuance under the Company’s Amended and Restated Deferred Compensation Plan (the “Deferred Compensation Plan”). Treasury shares may be issued under the 1999 Plan and the Deferred Compensation Plan.

Performance Graph

The following graph matches the Company’s cumulative five-year total shareholder return on Common Stock with the cumulative total returns of the S&P Midcap 400 Index and the Russell 2000 Index. The graph tracks the performance of a $100 investment in our Common Stock and in each index (with the reinvestment of all dividends) from December 31, 2020 to December 31, 2025. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

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

Comparison of 5 Year Cumulative Total Return*

Among Healthcare Services Group, Inc., the Russell 2000 Index, and the S&P Midcap 400 Index.

	December 31,
Company / Index	2020	2021	2022	2023	2024	2025
Healthcare Services Group, Inc.	$100.00	$65.46	$46.69	$40.35	$45.19	$74.40
S&P Midcap 400	$100.00	$124.76	$108.47	$126.29	$143.88	$154.68
Russell 2000	$100.00	$114.82	$91.35	$106.82	$119.14	$134.40

This performance graph shall not be deemed ‘soliciting material’ or ‘filed’ with the SEC, nor shall it be subject to Regulation 14A or 14C or the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended. The comparisons in the performance graph are based on historical data and are not indicative of, or intended to forecast, the possible future performance of Healthcare Services Group, Inc.’s common stock.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Repurchases of Equity Securities

On February 14, 2023, our Board of Directors authorized the repurchase of up to 7.5 million outstanding shares of common stock (the “2023 Repurchase Plan”). We remain authorized to purchase 2.0 million shares of common stock under the 2023 Repurchase Plan.

Shares repurchased pursuant to the 2023 Repurchase Plan during the three months ended December 31, 2025, were as follows:

Quarter Ended December 31, 2025	Total number of shares of Common Stock repurchased	Average price paid per share of Common Stock	Aggregate purchase price of Common Stock repurchases[1]	Number of remaining shares authorized for repurchase
	(in thousands, except per share amounts)
October 1, 2025 - October 31, 2025	366	$17.06	$6,251	2,745
November 1, 2025 - November 30, 2025	356	$17.76	$6,329	2,389
December 1, 2025 - December 31, 2025	356	$19.11	$6,798	2,033
Fourth quarter	1,078	$17.98	$19,378	2,033
1.Excludes commissions and other costs of $0.2 million.

Item 6.   Reserved.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of our operations in conjunction with our Consolidated Financial Statements and the related notes to those statements included elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Our actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the section entitled “Risk Factors,” and elsewhere in this report on Form 10-K. We are on a calendar year end, and except where otherwise indicated, “2025” refers to the year ended December 31, 2025, and “2024” refers to the year ended December 31, 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items when comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our consolidated financial statements as of and for the years ended December 31, 2025 and 2024 and the notes accompanying those financial statements.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of primarily healthcare facilities, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We provide such services to approximately 2,800 facilities throughout the continental United States as of December 31, 2025. We believe we are the largest provider of housekeeping, laundry and dietary management services to the long-term care industry in the United States.

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

We are organized into two reportable segments: housekeeping, laundry, linen and other services (“Environmental Services” or “EVS”), and dietary department services (“Dietary”).

EVS services consist of managing our customers’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the customers’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the customers’ facilities. Upon beginning service with a customer facility, we typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation. On-site management is responsible for all daily customer housekeeping department activities with regular support provided by a District Manager specializing in such services.

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

EVS services were provided to approximately 2,300 customer facilities at December 31, 2025 and contributed approximately 44.9% or $824.7 million of our consolidated revenues for the year ended December 31, 2025. Dietary services were provided to approximately 1,600 customer facilities at December 31, 2025 and contributed approximately 55.1% or $1,012.5 million of our consolidated revenues for the year ended December 31, 2025.

Our ability to acquire new customers, retain existing customers and increase revenues are affected by many factors. Competitive factors consist primarily of competing with potential customers’ use of in-house support staff, as well as a number of firms which compete with us in the regional and national markets in which we conduct business. We believe the primary revenue drivers of our business are our ability to obtain new customers and to provide additional services to existing customers. In addition, although there can be no assurance, we seek to pass through, by means of service billing increases, increases in our cost of providing the services, while also aiming to obtain modest revenue increases from our existing customers to attain desired profit margins at the facility level. The primary economic factor in acquiring new customers is our ability to demonstrate the cost-effectiveness of our services. The primary operational factor is our ability to demonstrate to potential customers the benefits of being relieved of the administrative and operational challenges related to the day-to-day management of their housekeeping and dietary operations. In addition, we must be able to assure new customers that we can improve the quality of service that they are providing to their residents. We believe the factors discussed above are equally applicable to each of our segments with respect to acquiring new customers and increasing revenues.

Our expenses vary and may impact our operating performance. We review costs of labor, costs of supplies, bad debt expense and depreciation and amortization expense, along with other segment expenses, to evaluate our operating performance. The variability of these costs may impact each segment differently, as EVS’s percentage of revenue is more significantly impacted by costs of labor than that of Dietary, while Dietary’s percentage of revenue is more significantly impacted by costs of supplies than EVS. Bad debt expense impacts costs of services provided for each segment periodically depending on specific customer matters for each segment.

EVS labor costs accounted for approximately 78.3% of EVS revenues in 2025 while Dietary labor costs accounted for approximately 58.8% of Dietary revenues in 2025. Changes in wage rates as a result of legislative or collective bargaining actions, market factors, adjustments to staffing levels and other variations in our use of labor or managing labor costs can result in variability of these costs. Housekeeping supplies, including linen products, accounted for approximately 7.2% of EVS revenues in 2025. In contrast, food supplies consumed in performing our Dietary services accounted for approximately 30.9% of Dietary revenues. Generally, fluctuations in these expenses are influenced by factors outside of our control and are unpredictable. EVS and Dietary supplies are principally commodity products and are affected by market conditions specific to the respective products.

Our customers are concentrated in the healthcare industry and are primarily providers of long-term care. Many of our customers’ revenues are highly reliant on Medicare, Medicaid and third-party payers’ reimbursement funding. Legislation can significantly alter overall government reimbursement for nursing home services and such changes, as well as other trends in the long-term care industry, have affected and could adversely affect our customers’ cash flows, resulting in their inability to make payments to us in accordance with agreed-upon payment terms. The climate of legislative uncertainty has posed, and will continue to pose, both risks and opportunities for us. The risks are related to our customers’ cash flows and solvency, while the opportunities are related to our ability to offer our customers cost stability and efficiencies. A large portion of our revenues are derived from nursing home operators whose portfolio of facilities managed are in multiple states, and as such, the ultimate impact, including in terms of timing and scale, as a result of legislative changes can be difficult to predict. However, our customer’s obligation to pay the Company in accordance with the contract is not contingent upon the customer’s cash flow. Notwithstanding the Company’s efforts to minimize its credit risk exposure, the aforementioned factors, as well as other factors that impact customer cash flows or their ability to make timely payments, could have a material adverse effect on the Company’s results of operations and financial condition.

Years Ended December 31, 2025 and 2024

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024	% Change
	(in thousands)
Revenues
Environmental Services	$824,681	$765,368	7.7%
Dietary	1,012,492	950,314	6.5%
Consolidated	$1,837,173	$1,715,682	7.1%

Costs of services provided
Environmental Services	$704,282	$642,873	9.6%
Dietary	927,725	844,719	9.8%
ERC Credits[1]	(34,239)	—	NR4
Consolidated	$1,597,768	$1,487,592	7.4%

Selling, general & administrative expenses
Environmental Services	$48,153	$47,085	2.3%
Dietary	59,711	59,574	0.2%
Corporate[2]	75,741	68,160	11.1%
Gain on deferred compensation plan investments	7,261	8,241	(11.9)%
Consolidated	$190,866	$183,060	4.3%

Other income (expense)[3]
Investment and other income, net	$20,907	$14,349	45.7%
Interest expense	(1,580)	(6,438)	(75.5)%
Income before taxes	67,866	52,941	28.2%
Income tax provision[3]	8,807	13,470	(34.6)%
Net income	$59,059	$39,471	49.6%

1.Segment costs of services provided excludes the impact of ERC refunds received by the Company and recorded within income during the year ended December 31, 2025 as the credits relate to payroll tax credits related to 2020 and 2021 payroll.
2.Represents selling, general and administrative expenses less amounts allocated to segments for labor and labor-related and other segment items.
3.These line items represent corporate costs not allocated to segments.
4.Not relevant.

The following table sets forth the ratio of certain items to consolidated revenues for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	87.0%	86.7%
Selling, general and administrative expenses	10.4%	10.7%
Other income (expense):
Investment and other income, net	1.2%	0.8%
Interest expense	(0.1)%	(0.3)%
Income before income taxes	3.7%	3.1%
Income tax	0.5%	0.8%
Net income	3.2%	2.3%

Revenues

Consolidated

Consolidated revenues increased 7.1% to $1,837.2 million for the year ended December 31, 2025 compared to the corresponding period in 2024 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

EVS revenues increased 7.7% while Dietary revenues increased 6.5% during the year ended December 31, 2025 compared to the corresponding period in 2024. EVS revenue increases were driven by an increase in facilities serviced and increases in contractual pricing. Dietary revenue increases were driven by organic growth via expanding services performed for existing customers, increased pass-through costs to customers and increases in contractual pricing.

Costs of services provided

Consolidated

Consolidated costs of services provided increased 7.4% to $1,597.8 million for the year ended December 31, 2025 compared to the corresponding period in 2024 as a result of the factors discussed below under Reportable Segments. Costs of services provided, as a percentage of revenues, was 87.0% for the year ended December 31, 2025 compared to 86.7% in the corresponding period in 2024. During the year ended December 31, 2025, we recognized $34.2 million of income, recorded as a reduction to costs of services provided, related to the receipt of ERC refunds for periods from the second quarter of 2020 through the second quarter of 2021, and we additionally recognized $63.9 million of bad debt expense within costs of services provided associated with the Genesis bankruptcy.

Reportable Segments

We include certain expenses classified as selling, general and administrative expenses within segment expenses and exclude the benefit from ERC credits from segment performance. Segment expenses for EVS, as a percentage of EVS revenues, increased to 91.2% for the year ended December 31, 2025 from 90.1% in the corresponding period in 2024. Segment expenses for Dietary, as a percentage of Dietary revenues, increased to 97.5% for the year ended December 31, 2025 from 95.2% in the corresponding period in 2024.

The following tables provide a comparison of the key indicators we consider when managing segment expenses as a percentage of the respective segment’s revenues:

	Year Ended December 31,
Key Indicators as a % of Segment Revenue - EVS	2025	2024	Change
Labor and other labor-related costs[1]	78.3%	78.4%	(0.1)%
Supplies	7.2%	7.4%	(0.2)%
Bad debt expense	3.5%	1.9%	1.6%
Depreciation and amortization	0.5%	0.5%	—%
Other costs[1]	1.7%	1.9%	(0.2)%
Total segment expenses	91.2%	90.1%	1.1%
1.Inclusive of certain expenses reported within selling, general and administrative expenses that are segment-specific.

	Year Ended December 31,
Key Indicators as a % of Segment Revenue - Dietary	2025	2024	Change
Labor and other labor-related costs[1]	58.8%	56.6%	2.2%
Supplies	30.9%	32.5%	(1.6)%
Bad debt expense	5.3%	3.4%	1.9%
Depreciation and amortization	0.4%	0.3%	0.1%
Other costs[1]	2.1%	2.4%	(0.3)%
Total segment expenses	97.5%	95.2%	2.3%
1.Inclusive of certain expenses reported within selling, general and administrative expenses that are segment-specific.

Variations within these key indicators relate to the provision of services at new facilities, changes in the mix of customers for whom we provide supplies or do not provide supplies and changes in bad debt expense. Management focuses on building efficiencies and managing labor and other costs at the facility level, as well as managing supply chain costs, for new and existing facilities.

Consolidated Selling, General and Administrative Expenses

Selling, general and administrative expenses incurred at a segment-level are discussed in the Reportable Segments section above. Also included in consolidated selling, general and administrative expenses are corporate expenses and gains and losses associated with changes in the value of investments comprising our deferred compensation liability. These investments represent the amounts held on behalf of the participating employees as changes in the value of these investments affect the amount of our deferred compensation liability. Gains on the plan investments during the years ended December 31, 2025 and 2024 increased our total selling, general and administrative expenses.

Excluding the change in the deferred compensation plan described above, consolidated selling, general and administrative expenses increased $8.8 million or 5.0% for the year ended December 31, 2025 compared to the corresponding period in 2024, driven by increased payroll and payroll-related expenses.

The table below summarizes the changes in these components of selling, general and administrative expenses:

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands)
Selling, general and administrative expenses excluding change in deferred compensation liability	$183,605	$174,819	$8,786	5.0%
Gain on deferred compensation plan investments	7,261	8,241	(980)	(11.9)%
Selling, general and administrative expenses	$190,866	$183,060	$7,806	4.3%

Consolidated Investment and Interest Income, net

Investment and other income, net was a gain of $20.9 million for the year ended December 31, 2025 compared to a gain of $14.3 million for the corresponding 2024 period. Included in investment and other income, net was $5.3 million of interest income recognized on ERC refunds received during the year ended December 31, 2025. Excluding the impact of the ERC refund, investment and other income, net increased due to increased interest income from cash, notes, and marketable securities, partially offset by a decline in income from deferred compensation plan investments.

	Year Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands)
Investment and other income, net excluding change in deferred compensation plan assets	$13,581	$6,056	$7,525	124.3%
Gain on deferred compensation plan investments	7,326	8,293	(967)	(11.7)%
Investment and other income, net	$20,907	$14,349	$6,558	45.7%

Consolidated Interest Expense

Consolidated interest expense was $1.6 million for the year ended December 31, 2025 compared to $6.4 million for the corresponding 2024 period as we incurred lower average borrowings on our line of credit during 2025 compared to 2024.

Consolidated Income Taxes

Our effective tax rate was 13.0% for the year ended December 31, 2025 compared to 25.4% in 2024. The decrease to our 2025 tax rate compared to the corresponding 2024 period was primarily driven by permanent tax differences related to the our ERC receipts.

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

The Allowance is evaluated quarterly in accordance with ASC 326 and is determined using financial models designed to estimate lifetime expected credit losses. The models incorporate historical collection experience and qualitative adjustments to factor the effects of current conditions (including market conditions and government funding of Medicare and Medicaid), as necessary. Portions of the Allowance are inherently more sensitive to fluctuations in management’s assumptions than others. Such qualitative assessments would be expected to have a greater effect on aged accounts receivable and notes receivable as compared to current receivables. Due to the prospective nature of the Allowance under ASC 326, Management continues to review our portfolio of accounts and notes receivable and any estimate of credit losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

Accrued Insurance Claims

We self-insure or carry high deductible insurance policies and therefore retain a substantial portion of the risk associated with expected losses under our general liability, workers’ compensation and other insurance programs, which comprise approximately 24.8% of our liabilities at December 31, 2025. Under our insurance plans predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost. Our accounting for this plan utilizes current valuations from a third-party actuary, which include assumptions based on data such as historical claims and payout experience, demographic factors, industry trends, severity factors and other actuarial calculations. In the event that our claims experience and/or industry trends result in an unfavorable change in our assumptions or outcomes, it would have an adverse effect on our results of operations and financial condition. Recently, our claims experiences have been favorable as a result of our ongoing initiative to promote safety and accident prevention in the workplace and proactive management of workers’ compensation claims.

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

A summary of the changes in our total self-insurance liability is as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Accrued insurance claims - January 1,	$77,017	$84,378	$88,707
Claim payments	(24,120)	(24,751)	(24,488)
Claim expense	17,616	17,390	20,159
Accrued insurance claims - December 31,	$70,513	$77,017	$84,378

Liquidity and Capital Resources

Our primary sources of liquidity are available cash and cash equivalents, our revolving credit facility and cash flows from operating activities. At December 31, 2025 and 2024, our primary sources of liquidity included the following balances:

	December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$125,189	$56,776
Restricted cash equivalents	5,577	3,355
Marketable securities, at fair value	42,774	50,535
Restricted marketable securities, at fair value	30,352	25,105
Total	$203,892	$135,771

Working capital	$406,040	$364,105

Our current ratio was 3.4 to 1 at December 31, 2025 and 2.9 to 1 at December 31, 2024. Marketable securities and restricted marketable securities represent fixed income investments that are highly liquid and can be readily purchased or sold through established markets. Such securities are held by HCSG Insurance to satisfy capital requirements of the state regulator related to captive insurance companies.

For the years ended December 31, 2025, 2024 and 2023 our cash flows were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net cash from operating activities	$144,968	$30,802	$43,498
Net cash from investing activities	$(11,003)	$6,047	$(3,293)
Net cash from financing activities	$(63,330)	$(31,048)	$(12,154)

Operating Activities

Our primary sources of cash from operating activities are the revenues generated from our Environmental Services and Dietary services. Our primary uses of cash from operating activities are the funding of our payroll and other personnel-related costs as well as the costs of supplies used in providing our services. For the year ended December 31, 2025 cash flow from operations included $59.1 million in net income, an increase of $19.6 million compared to 2024, non-cash add-backs to net income of $126.5 million (primarily driven by bad debt expense), and a $40.5 million decrease in cash flows from changes in operating assets and liabilities. Included within operating cash flows were receipts of ERC refunds of $51.8 million, of which $39.6 million was recorded within net income and $12.3 million was recorded as Deferred ERC Credits.

Investing Activities

Our principal uses of cash for investing activities are capital expenditures such as housekeeping and food service equipment, computer software and equipment, furniture and fixtures (see “Capital Expenditures” below for additional information), and purchases of marketable securities and restricted marketable securities. Such uses of cash are offset by proceeds from sales of marketable securities. For the year ended December 31, 2025, cash flow from investing activities included $5.8 million in cash used for capital expenditures, $18.7 million in cash used for purchases of marketable securities and restricted marketable securities, and $23.2 million in cash received from sales of marketable securities and restricted marketable securities.

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

Financing Activities

The primary source of cash from financing activities is the net borrowings under our bank line of credit. The primary uses of cash for financing activities are repayments of outstanding line of credit balances and repurchases of common stock. On February 14, 2023, our Board of Directors authorized the repurchase of up to 7.5 million outstanding shares of common stock (the “2023 Repurchase Plan”). We repurchased 4.0 million shares of our common stock for $61.6 million during the year ended December 31, 2025. We repurchased 0.4 million shares of our common stock for $5.0 million during the year ended December 31, 2024. We remain authorized to repurchase 2.0 million shares of our Common Stock pursuant to the 2023 Repurchase Plan.

For the years ended December 31, 2025 and 2024, our quarterly repurchases of common stock were as follows:

Three Months Ended	Total number of shares of Common Stock repurchased	Average price paid per share of Common Stock[1]	Aggregate purchase price of Common Stock repurchases[1]	Number of remaining shares authorized for repurchase
	(in thousands, except for per share data)
December 31, 2025	1,078	$18.19	$19,604	2,033
September 30, 2025	1,743	$15.64	$27,271	3,111
June 30, 2025	523	$14.73	$7,706	4,854
March 31, 2025	653	$10.77	$7,036	5,377
December 31, 2024	90	$11.08	$997	6,030
September 30, 2024	94	$10.60	$996	6,120
June 30, 2024	263	$11.29	$2,981	6,214
March 31, 2024	—	$—	$—	6,477
1.Includes amounts for commissions and taxes.

Contractual Obligations

Our future contractual obligations and commitments at December 31, 2025 primarily consist of minimum lease payments on our operating lease agreements as discussed within Note 8 — Leases. As of December 31, 2025, the Company had no other material minimum purchase or capital expenditure commitments pertaining to our daily operations or existing financing arrangements.

Line of Credit

At December 31, 2025, we had a $300 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a floating rate, based on our leverage ratio, and starting at the Term Secured Overnight Financing Rate (“SOFR”) rate plus 165 basis points. The Company’s line of credit was amended on November 22, 2022 to, among other things, provide for a five-year unsecured revolving loan facility in the aggregate amount of $300 million and to change the benchmark rate from the London Interbank Offered Rate (“LIBOR”) to SOFR. At December 31, 2025, we had no borrowings under the line of credit.

The line of credit requires us to satisfy two financial covenants. The covenants and their respective status at December 31, 2025 were as follows:

Covenant Descriptions and Requirements	As of December 31, 2025
Funded debt[1] to EBITDA[2] ratio: less than 3.50 to 1.00	0.15
EBITDA[2] to Interest Expense ratio: not less than 3.00 to 1.00	59.44
1.All indebtedness for borrowed money including, but not limited to, reimbursement obligations in respect of letters of credit and guarantees of any such indebtedness.
2.Net income plus interest expense, income tax expense, depreciation, amortization, share-based compensation expense and extraordinary non-recurring losses/gains.

As noted above, we were in compliance with our financial covenants at December 31, 2025 and we expect to remain in compliance. The line of credit expires on November 22, 2027. We believe that our existing capacity under the line of credit and our history of favorable operating cash flows provide adequate liquidity to fund our operations for the next twelve months following the date of this report.

At December 31, 2025 and 2024, we had outstanding $47.7 million and $50.8 million, respectively, in irrevocable standby letters of credit, which relate to payment obligations under our insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $47.7 million to $252.3 million at December 31, 2025 and by $50.8 million to $249.2 million at December 31, 2024. On January 8, 2025, October 6, 2025, and January 20, 2026, the letters of credit were renewed, and they all expire during the first quarter of 2027.

Accounts and Notes Receivable, Net

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

In order to provide for collections issues and the general risk associated with the granting of credit terms, we recorded a bad debt provision (in an Allowance for Doubtful Accounts) of $83.1 million, $46.8 million and $35.6 million in the years ended December 31, 2025, 2024 and 2023, respectively. As a percentage of total revenues, these provisions represented approximately 4.5%, 2.7% and 2.1% for the years ended December 31, 2025, 2024 and 2023, respectively.

Insurance Programs

We self-insure or carry high deductible insurance plans and therefore retain a substantial portion of the risk associated with the expected losses under our general liability, workers’ compensation and other insurance programs. Under our insurance plans for general liability, workers’ compensation and other programs, predetermined loss limits are arranged with our insurance company to limit both our per occurrence cash outlay and annual insurance plan cost. Our accounting for this plan is affected by various uncertainties, such as historical claims, pay-out experience, demographic factors, industry trends, severity factors and other actuarial assumptions calculated by a third-party actuary. Evaluations of our accrued insurance claims estimate as of the balance sheet date are based primarily on current information derived from our actuarial valuation which assists in quantifying and valuing these trends. In the event that our claims experience and/or industry trends result in an unfavorable change resulting from, among other factors, the severity levels of reported claims and medical cost inflation, as compared to historical claim trends, it would have an adverse effect on our results of operations and financial condition.

For general liability, workers’ compensation and other insurance programs, we record a reserve for the estimated future cost of claims and related expenses that have been reported but not settled, including an estimate of claims incurred but not reported that are developed as a result of a review of our historical data and open claims, which is based on estimates provided by a third-party actuary.

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new customers obtained. Such capital expenditures primarily consist of housekeeping and food service equipment purchases, laundry and linen equipment installations, computer hardware and software and furniture and fixtures. Our capital expenditures totaled $5.8 million in 2025. Although we have no specific material commitments for capital expenditures through the end of calendar year 2026, we estimate that for 2026 we will have capital expenditures of approximately $5.0 million to $7.0 million.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

At December 31, 2025, we had $203.9 million in cash, cash equivalents, restricted cash equivalents, marketable securities and restricted marketable securities. The fair value of all of our cash equivalents and marketable securities is determined based on “Level 1” or “Level 2” inputs, which are based upon quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards as specified in our investment policy guidelines.

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

Item 8.   Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Healthcare Services Group, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Healthcare Services Group, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 13, 2026 expressed an unqualified opinion.

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

Allowance for doubtful accounts
As described further in Notes 1 and 5 to the consolidated financial statements, the Company records an allowance for doubtful accounts against its accounts and notes receivable balances based on the future expected credit losses. This estimate is determined based on internally developed qualitative and quantitative factors derived from the aging and collection history of receivables. We identified the allowance for doubtful accounts as a critical audit matter.

The principal consideration for our determination that the allowance for doubtful accounts is a critical audit matter is that the assumptions utilized by management require significant judgment and result in a high degree of estimation uncertainty. The subjectivity of the estimate increases the level of auditor judgment and effort to evaluate management’s assumptions, including the determination of risk pools, the application of historical loss rates as an indicator of future losses, and the determination of qualitative adjustments. Further, changes in these assumptions and judgments could have a significant impact on the recorded allowance.

Our audit procedures related to the allowance for doubtful accounts included the following, among others:

•We tested the design and operating effectiveness of management’s controls to review the allowance for doubtful accounts, including the methods used to develop the allowance for doubtful accounts and the significant assumptions used.
•We evaluated the appropriateness of the methods used by management to develop the allowance for doubtful accounts, including the identification of risk pools.
•We performed a historical lookback analysis for a sample of accounts and notes receivable balances within certain risk pools and compared the historical loss rates against the estimated loss rates within the respective risk pools as of December 31, 2025.
•We evaluated the reasonableness of qualitative adjustments recorded by management against the allowance for doubtful accounts to appropriately reflect management’s expectation of current expected credit losses.
•We tested the mathematical accuracy of management’s allowance for doubtful accounts calculation as of December 31, 2025, by recalculating the historical loss rates for each risk pool, the aging of receivables, and the future expected credit losses for each risk pool.
•We tested the accuracy and completeness of the aging of accounts and notes receivable utilized by management to calculate the allowance for doubtful accounts at December 31, 2025 by performing procedures that included confirmation procedures for a sample of accounts and notes receivable.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 1992.

Philadelphia, Pennsylvania
February 13, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Healthcare Services Group, Inc.

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Healthcare Services Group, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 13, 2026 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
February 13, 2026

Healthcare Services Group, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	As of December 31,
	2025	2024
ASSETS:
Current assets:
Cash and cash equivalents	$125,189	$56,776
Restricted cash equivalents	5,577	3,355
Marketable securities, at fair value	42,774	50,535
Restricted marketable securities, at fair value	30,352	25,105
Accounts receivable (less allowances: $119,305 and $87,520)	281,303	330,907
Notes receivable — short–term portion (less allowances: $25,931 and $10,372)	31,243	51,429
Inventories and supplies	16,797	16,749
Income taxes receivable	22,246	—
Prepaid expenses and other current assets	20,934	21,796
Total current assets	576,415	556,652
Property and equipment, net	27,586	28,198
Goodwill	79,797	75,529
Other intangible assets (less accumulated amortization of $42,931 and $39,242)	6,964	9,442
Notes receivable — long–term portion (less allowances: $1,776 and $2,890)	25,209	41,054
Deferred compensation funding, at fair value	55,909	49,639
Deferred tax assets	18,472	38,170
Other long-term assets	3,901	4,088
Total assets	$794,253	$802,772
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$77,382	$81,147
Accrued payroll and related taxes	31,400	51,579
Other accrued expenses and current liabilities	37,222	26,282
Income taxes payable	—	8,391
Accrued insurance claims	24,371	25,148
Total current liabilities	170,375	192,547
Accrued insurance claims — long-term	46,142	51,869
Deferred compensation liability — long-term	56,276	50,011
Lease liability — long-term	9,659	8,033
Other long-term liabilities	1,591	385
Commitments and contingencies (Note 17)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 200,000 shares authorized; 76,821 and 76,533 shares issued, and 69,596 and 73,203 shares outstanding	768	765
Additional paid-in capital	327,956	318,363
Retained earnings	283,668	224,556
Accumulated other comprehensive loss, net of taxes	(448)	(2,317)
Common stock in treasury, at cost; 7,225 and 3,330 shares	(101,734)	(41,440)
Total stockholders’ equity	510,210	499,927
Total liabilities and stockholders’ equity	$794,253	$802,772
See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenues	$1,837,173	$1,715,682	$1,671,389
Operating costs and expenses:
Costs of services provided	1,597,768	1,487,592	1,456,643
Selling, general and administrative expenses	190,866	183,060	166,772
Other income (expense):
Investment and other income, net	20,907	14,349	12,938
Interest expense	(1,580)	(6,438)	(7,856)
Income before taxes	67,866	52,941	53,056
Income tax provision	8,807	13,470	14,670
Net income	$59,059	$39,471	$38,386

Per share data:
Basic earnings per common share	$0.82	$0.54	$0.52
Diluted earnings per common share	$0.81	$0.53	$0.52

Weighted average number of common shares outstanding:
Basic	72,380	73,754	74,288
Diluted	73,032	73,988	74,340

Comprehensive income:
Net income	$59,059	$39,471	$38,386
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale marketable securities, net of taxes	1,869	(473)	1,633
Total comprehensive income	$60,928	$38,998	$40,019

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$59,059	$39,471	$38,386
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	16,778	14,585	14,344
Bad debt provision	83,079	46,760	35,604
Deferred income taxes	19,202	(2,944)	(4,820)
Share-based compensation expense	12,005	9,165	8,985
Amortization of premium on marketable securities	295	1,504	2,144
Unrealized gain on deferred compensation fund investments	(7,326)	(8,168)	(6,645)
Changes in other long-term liabilities	(384)	(564)	(1,154)
Net loss on disposals of property and equipment	422	654	818
Share of loss from equity method investment	2,386	532	—
Changes in operating assets and liabilities:
Accounts and notes receivable	5,227	(61,809)	(74,559)
Inventories and supplies	(48)	1,731	2,685
Prepaid expenses and other assets	2,623	704	12,750
Deferred compensation funding	318	(534)	(674)
Accounts payable and other accrued expenses and current liabilities	(12,064)	(9,741)	7,430
Deferred ERC Credits	12,277	—	—
Accrued payroll and related taxes	(19,162)	(3,573)	4,186
Income taxes receivable (payable)	(30,637)	1,190	572
Accrued insurance claims	(6,503)	(7,362)	(4,329)
Deferred compensation liability	7,421	9,201	7,775
Net cash from operating activities	144,968	30,802	43,498
Cash flows from investing activities:
Proceeds from disposals of property and equipment	105	211	121
Additions to property and equipment	(5,818)	(6,336)	(5,406)
Cash paid for acquisition	(7,153)	—	—
Cash paid for investments	(2,625)	(2,750)	—
Purchases of marketable securities	(18,717)	(52,090)	—
Sales of marketable securities	23,205	67,012	1,992
Net cash from investing activities	(11,003)	6,047	(3,293)
Cash flows from financing activities:
Purchases of treasury stock	(61,586)	(5,018)	(11,283)
Repayments of short-term borrowings	—	(25,000)	—
Payments of statutory withholding on net issuance of common stock	(1,744)	(1,030)	(871)
Net cash from financing activities	(63,330)	(31,048)	(12,154)
Net increase in cash, cash equivalents, and restricted cash equivalents	70,635	5,801	28,051
Cash, cash equivalents and restricted cash equivalents at beginning of the period	60,131	54,330	26,279
Cash, cash equivalents and restricted cash equivalents at end of the period	$130,766	$60,131	$54,330
Supplementary cash flow information:
Cash paid for interest	$1,680	$6,491	$7,809
See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income, net of Taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2023	76,161	$762	$302,304	$(3,477)	$146,602	$(27,912)	$418,279
Net income	—	—	—	—	38,386	—	38,386
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	1,633	—	—	1,633
Shares issued in connection with equity incentive plans, net of taxes	167	1	(871)	—	—	—	(870)
Share-based compensation expense	—	—	8,836	—	—	—	8,836
Purchases of treasury stock	—	—	—	—	—	(11,283)	(11,283)
Shares issued for Deferred Compensation Plan, net	—	—	298	—	—	172	470
Shares issued for Employee Stock Purchase Plan	—	—	(139)	—	—	1,274	1,135
Other	1	—	8	—	22	—	30
Balance, December 31, 2023	76,329	$763	$310,436	$(1,844)	$185,010	$(37,749)	$456,616
Net income	—	—	—	—	39,471	—	39,471
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(473)	—	—	(473)
Shares issued in connection with equity incentive plans, net of taxes	204	2	(1,032)	—	—	—	(1,030)
Share-based compensation expense	—	—	8,919	—	—	—	8,919
Purchases of treasury stock	—	—	—	—	—	(5,018)	(5,018)
Shares issued for Deferred Compensation Plan, net	—	—	256	—	—	122	378
Shares issued for Employee Stock Purchase Plan	—	—	(216)	—	—	1,205	989
Other	—	—	—	—	75	—	75
Balance, December 31, 2024	76,533	$765	$318,363	$(2,317)	$224,556	$(41,440)	$499,927
Net income	—	—	—	—	59,059	—	59,059
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	1,869	—	—	1,869
Shares issued in connection with equity incentive plans, net of taxes	288	3	(1,750)	—	—	—	(1,747)
Share-based compensation expense	—	—	11,195	—	—	—	11,195
Purchases of treasury stock	—	—	—	—	—	(61,586)	(61,586)
Shares issued for Deferred Compensation Plan, net	—	—	366	—	—	203	569
Shares issued for Employee Stock Purchase Plan	—	—	(218)	—	—	1,089	871
Other	—	—	—	—	53	—	53
Balance, December 31, 2025	76,821	$768	$327,956	$(448)	$283,668	$(101,734)	$510,210
See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2025, 2024 and 2023

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

The Company is organized into two reportable segments: housekeeping, laundry, linen and other services (“Environmental Services” or “EVS”), and dietary department services (“Dietary”).

Environmental Services consists of managing the customers’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of a customer’s facility, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at a customer facility.

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

The accompanying Consolidated Financial Statements include the accounts of Healthcare Services Group, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

The Company’s financial instruments that are measured at fair value on a recurring basis consist of marketable securities, restricted marketable securities and deferred compensation fund investments. The carrying value of other financial instruments such as cash and cash equivalents, restricted cash equivalents, accounts and short-term notes receivable, accounts payable and all other current accrued liabilities approximate their fair values at December 31, 2025 and 2024, due to the short period of time to maturity or repayment.

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

	December 31, 2025	December 31, 2024	December 31, 2023
	(in thousands)
Cash and cash equivalents	$125,189	$56,776	$54,330
Restricted cash equivalents[1]	5,577	3,355	—
Total cash and cash equivalents and restricted cash equivalents	$130,766	$60,131	$54,330
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

Investments in Marketable Securities and Restricted Marketable Securities

Marketable securities are defined as fixed income investments which are highly liquid and can be readily purchased or sold through established markets. As of December 31, 2025 and 2024, the Company had marketable securities of $73.1 million and $75.6 million, respectively, comprised primarily of municipal bonds, U.S. treasury bonds, corporate bonds and other government bonds. These investments are accounted for as available-for-sale securities and are reported at fair value on the Company's Consolidated Balance Sheets. For the years ended December 31, 2025, 2024 and 2023, $1.9 million of unrealized gains, $0.5 million of unrealized losses and $1.6 million of unrealized gains related to these marketable securities were recorded in Other comprehensive income (loss), respectively in the Company’s Consolidated Statements of Comprehensive Income. Unrealized gains and losses are recorded net of income taxes, with any income tax provision or benefit recorded once gains and losses are recognized.

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

The Company periodically reviews the investments in marketable securities and restricted marketable securities for credit impairment when an investment’s fair value declines below the amortized cost basis and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of December 31, 2025, management believes that the recorded value of the Company’s investments in marketable securities and restricted marketable securities was recoverable in all material respects.

Accounts and Notes Receivable

Accounts and notes receivable consist of Environmental Services and Dietary segment trade receivables from contracts with customers. The Company’s payment terms with customers for services provided are defined within each customer’s service agreement and range from prepaid to 120 days. Accounts receivable are considered short term assets as the Company does not grant payment terms greater than one year. Accounts receivable initially are recorded at the transaction amount and are recorded after the Company has an unconditional right to payment where only the passage of time is required before payment is received. Each reporting period, the Company evaluates the collectability of outstanding receivable balances and records an allowance for doubtful accounts representing an estimate of future expected credit loss. Additions to the allowance for doubtful accounts are made by recording a charge to bad debt expense reported in costs of services provided.

Notes receivable are typically recorded when accounts receivable are transferred into a promissory note and are recorded as an alternative to accounts receivable to memorialize an unqualified promise to pay a specific sum, typically with interest, in accordance with a defined payment schedule. Notes receivable are recorded at face value less any imputed interest assessed. The Company’s payment terms with customers on promissory notes can vary based on several factors and the circumstances of each promissory note, however most promissory notes mature over 1 to 5 years. Similar to accounts receivable, each reporting period the Company evaluates the collectability of outstanding notes receivable balances and records an allowance for doubtful accounts representing an estimate of future expected credit losses. Additions to the allowance for doubtful accounts are made by recording a charge to bad debt expense reported in costs of services provided.

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

Revenue Recognition

The Company recognizes revenue from contracts with customers when or as the promised goods and services are provided to customers. Revenues are reported net of sales taxes that are collected from customers and remitted to taxing authorities. The amount of revenue recognized by the Company is based on the expected value of consideration to which the Company is entitled in exchange for providing the contracted goods and services and when it is probable that the Company will collect substantially all of such consideration. Refer to Note 3 — Revenue herein for more information regarding the Company’s revenue recognition policy.

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

Property and Equipment, Net

Property and equipment, with the exception of those pertaining to leases, are stated at cost, net of accumulated depreciation. Additions, renewals and improvements are capitalized while maintenance and repair costs are expensed when incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in Investment and other income, net on the Consolidated Statements of Comprehensive Income. Depreciation is recorded using the straight-line method over the following estimated useful lives: Environmental Services and Dietary equipment — 3 to 5 years; computer hardware and software — 5 years; and other, consisting of furniture and fixtures, leasehold improvements and vehicles — 5 to 10 years. Depreciation expense on property and equipment, inclusive of amortization of lease right-of-use assets, for the years ended December 31, 2025, 2024 and 2023 was $13.0 million, $11.9 million and $10.5 million, respectively.

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

The Company may from time to time be assessed interest or penalties by taxing jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. When the Company has received an assessment for interest and/or penalties, it will be classified in the financial statements as selling, general and administrative expenses. In addition, any interest or penalties relating to recognized uncertain tax positions would also be recorded in selling, general and administrative expenses.

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

Advertising Costs

Advertising costs are expensed when incurred. Advertising costs were not material for the years ended December 31, 2025, 2024 and 2023.

Impairment of Long-Lived Assets

The carrying amounts of long-lived assets are periodically reviewed to determine whether current events or circumstances warrant adjustment to such carrying amounts. Any impairment would be measured as the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value, less cost to sell. No impairment loss was recognized on the Company’s long-lived assets during the years ended December 31, 2025, 2024 or 2023.

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

No impairment loss was recognized on the Company’s intangible assets or goodwill during the years ended December 31, 2025, 2024 or 2023.

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains or losses on the subsequent reissuance of shares are credited or charged to additional paid-in capital.

Accrued Insurance Claims

The Company self-insures losses related to general liability, workers’ compensation and other claims up until predetermined loss limits and purchases excess insurance for amounts above these loss limits. With the assistance of third-party actuaries, the Company calculates an expected loss rate for claims retained under the self-insurance program and calculates loss reserve estimates for previously incurred liabilities on a quarterly basis. The Company employs loss development assumptions based on claims history, developments in the Company’s industry, regulatory, and other trends, periodic claims development, and incurred-but-not-reported losses using loss development factors based upon historical experience. The actual cost to settle accrued insurance claims may differ from reserve estimates due to changes in the factors mentioned above. Adjustments to previously incurred reserve estimates are recorded in income in the period which the estimate was revised.

Investments in Equity Securities

The Company accounts for investments in equity securities using the equity method when the Company determines that it can exercise significant influence over the investee. The Company accounts for investments in equity securities at fair value when the Company determines that it cannot exercise significant influence over the investee. Investments in equity securities are recorded within “Other long-term assets” in the Company’s Consolidated Balance Sheets. The Company’s proportionate share of earnings or losses of the investee are recorded within “Investment and other income, net” on the Company’s Consolidated Statements of Comprehensive Income. The Company elects to record its proportionate share of earnings or losses in equity method investments using a three month lag based on the most recently available financial statements.

Concentrations of Credit Risk

The Company’s financial instruments that are subject to credit risk are cash and cash equivalents, restricted cash equivalents, marketable securities, restricted marketable securities, deferred compensation funding and accounts and notes receivable. At December 31, 2025 and 2024, the majority of the Company’s cash and cash equivalents, restricted cash equivalents, marketable securities and restricted marketable securities were held in two large financial institutions located in the United States. The Company’s marketable securities and restricted marketable securities are fixed income investments which are highly liquid and can be readily purchased or sold through established markets. The Company’s deferred compensation funding consists of fund and money market investments all of which are highly liquid and held in a trust account.

The Company’s customers are primarily in the healthcare industry and are primarily providers of long-term care. The revenues of many of the Company’s customers are highly reliant on Medicare, Medicaid and third party payors’ reimbursement funding rates. New legislation or changes in existing regulations could directly impact the governmental reimbursement programs in which the Company’s customers participate. As a result, the Company may not realize the full effects such programs may have on the Company’s customers until such new legislation or changes in existing regulations are fully implemented and governmental agencies issue applicable regulations or guidance.
Although the Company negotiates the pricing and other terms for the majority of our purchases of food and dining supplies directly with national manufacturers, the Company procures more than 50% of these products and other items through Sysco Corporation (“Sysco”). Sysco is responsible for tracking the Company’s orders and delivering products to the Company’s customer locations.

Significant Customer

For the years ended December 31, 2025, 2024 and 2023, Genesis Healthcare, Inc. (“Genesis”) accounted for $133.5 million or 7.3%, $148.9 million or 8.7% and $181.4 million or 10.9% of the Company’s consolidated revenues, respectively. See Note 5 — Allowance for Doubtful Accounts for discussion of Genesis’s outstanding accounts and notes receivable balances and related allowances. Revenues generated from Genesis were included in both operating segments previously mentioned. Any extended discontinuance of revenues, or significant reduction, from this customer could, if not replaced, have a material impact on our operations. In addition, if Genesis fails to abide by current payment terms it could have a material adverse effect on our financial condition, results of operations, and cash flows. No single customer or customer group represented more than 10% of consolidated revenues for the years ended December 31, 2025 and 2024, and no other single customer or customer group represented more than 10% of consolidated revenues for the year ended December 31, 2023.

Government Grants

The Company accounts for government grants by analogy to International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance and recognizes income when there is reasonable assurance that the receipt of credits and compliance with the terms of the government grants are obtained. See Note 2 — Employee Retention Credit for additional detail on government grants recognized in income during the year ended December 31, 2025.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances effective tax rate reconciliation disclosure requirements and provides clarity to the disclosures of income taxes paid, income before taxes and provision for income taxes. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis. Retrospective application is permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025 and applied the standard retrospectively. Refer to Note 12 — Income Taxes herein for further information.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which amends the codification to enhance disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends and improves the existing rules for accounting for internal-use software, including clarifying when capitalization of software development costs should begin, providing more operable criteria that better align with modern development practices (such as agile and iterative methods), and reducing diversity in practice for cloud computing arrangements. The amendments in this update are effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted, with prospective application required. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance for accounting for government grants received by business entities. The amendments require that a government grant received by a business entity should not be recognized until (1) it is probable that (a) a business entity will comply with the conditions attached to the grant and (b) the grant will be received and (2) a business entity meets the recognition guidance for a grant related to an asset or a grant related to income. The amendments in this update are effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years. Early adoption is permitted. There are three allowable transition approaches in the standard, including a modified prospective approach, a modified retrospective approach, and a retrospective approach all defined in the standard. The Company is currently evaluating the impact of this ASU on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Reclassification

Prior period line items in the Consolidated Balance Sheets have been revised to conform with current period presentation.
Note 2—Employee Retention Credit

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act provided the Employee Retention Tax Credit (“ERC”), which allows employers to claim a refundable tax credit against the employer share of Social Security tax equal to 50% of the qualified wages paid to employees from March 13, 2020 through December 31, 2020. The ERC was subsequently expanded in 2021 for employers to claim a refundable tax credit for 70% of the qualified wages paid to employees from January 1, 2021 through September 30, 2021. Refunds received by the Company and refunds obtained in any future periods are subject to IRS audit under the applicable statutes of limitations.
On July 4, 2025, the U.S. Government enacted the One Big Beautiful Bill Act (“OBBBA”), which included provisions impacting the ERC including imposing an extended statute of limitations for the IRS to audit ERC filings for the quarter ended September 30, 2021. The OBBBA did not include any provisions extending the statute of limitations for auditing ERC filings for quarters ending March 31, 2020 through June 30, 2021. Following the passing of the OBBBA, the Company determined that the statute of limitations had expired for filings for quarters ending June 30, 2020 through June 30, 2021 and that the Company obtained reasonable assurance over receipt of, and compliance with, the terms of the ERC for refunds received from the IRS for those periods.

During the year ended December 31, 2025, the Company received $51.8 million in ERC refunds from the IRS, including interest income of $7.0 million. During the year ended December 31, 2025, the Company recognized $34.2 million of ERC refunds as a reduction to Costs of services provided, $5.3 million of interest income on such refunds received within Investment and other income, net, and $2.1 million of professional fees expense associated with the ERC refunds within Selling, general and administrative expenses in the Consolidated Statements of Comprehensive Income. At December 31, 2025, the Company recorded a deferred ERC credit liability of $12.3 million within Other accrued expenses and current liabilities on the Consolidated Balance Sheets related to ERC refunds received for amended returns filed for the quarter ended September 30, 2021. The Company will recognize income on the deferred liability and future ERC refunds received once the Company determines reasonable assurance that compliance with the terms of the ERC has been obtained.

Note 3 — Revenue

The Company presents its consolidated revenues disaggregated by reportable segment as management evaluates the nature, amount, timing and uncertainty of the Company’s revenues by segment. Refer to Note 13 — Segment Information herein as well as the information below regarding the Company’s reportable segments.

Environmental Services

Environmental Services accounted for $824.7 million, $765.4 million and $766.7 million of the Company’s consolidated revenues for the years ended December 31, 2025, 2024 and 2023, respectively. Environmental Services consist of managing customers’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the customers’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the customers’ facilities. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

Dietary

Dietary services accounted for $1,012.5 million, $950.3 million and $904.7 million of the Company’s consolidated revenues for the years ended December 31, 2025, 2024 and 2023, respectively. Dietary services consist of managing customers’ dietary departments which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support provided by a District Manager specializing in dietary services. The Company also offers clinical consulting services to facilities which if contracted is a service bundled within the monthly service provided to customers. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate dietitian services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

Revenue Recognition

The Company’s revenues are derived from contracts with customers. The Company recognizes revenue to depict the transfer of promised goods and services to customers in amounts that reflect the consideration to which the Company is entitled in exchange for those goods and services. The Company’s costs of obtaining contracts are not material.

The Company performs services and provides goods in accordance with its contracts with its customers. Such contracts typically provide for a renewable service term, cancellable by either party upon 30 to 90 days’ notice, after an initial period of 60 to 120 days. A performance obligation is the unit of account under ASC 606 - Revenues from Contracts with Customers (“ASC 606”) and is defined as a promise in a contract to transfer a distinct good or service to the customer. The Company’s Environmental Services and Dietary contracts relate to the provision of bundles of goods, services or both, which represent a series of distinct goods and services that are substantially the same and that have the same pattern of transfer to the customer. The Company accounts for the series as a single performance obligation satisfied over time, as the customer simultaneously receives and consumes the benefits of the goods and services provided. Revenue is recognized using the output method, which is based upon the delivery of services to and provision of services at the customers’ facilities. In limited cases, the Company provides goods, services or both before the execution of a contract. In these cases, the Company defers the recognition of revenue until a contract is executed. The amount of such deferred revenue was $0.1 million, $0.2 million and $0.1 million as of December 31, 2025, 2024 and 2023, respectively. Additionally, all such revenue amounts deferred as of December 31, 2024 were subsequently recognized as revenue during the year ended December 31, 2025.

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

The Company allocates the transaction price to each performance obligation noting that the bundle of goods, services or goods and services provided under each Environmental Services and Dietary contract represents a single performance obligation that is satisfied over time. The Company recognizes the related revenue when it satisfies the performance obligation by transferring a bundle of promised goods, services or both to a customer. Such recognition is on a monthly or weekly basis, as goods are provided and services are performed. In some cases, the Company requires customers to pay in advance for goods and services to be provided. As of December 31, 2025, 2024 and 2023, the value of the contract liabilities associated with customer prepayments was $3.9 million, $4.0 million and $3.2 million, respectively. The Company recognized $2.4 million of revenue during the year ended December 31, 2025 which was recorded as a contract liability on December 31, 2024. The Company recognized $1.9 million of revenue during the year ended December 31, 2024 which was recorded as a contract liability on December 31, 2023.

Transaction Price Allocated to Remaining Performance Obligations

The Company recognizes revenue as it satisfies the performance obligations associated with contracts with customers, which due to the nature of the goods and services provided by the Company, are satisfied over time. Contracts may contain transaction prices that are fixed, variable or both. The Company’s contracts with customers typically provide for an initial term with renewable service terms, cancellable by either party upon 30 to 90 days’ notice after an initial period of 60 to 120 days. The Company has elected to apply the practical expedient that permits exclusion of information about the remaining performance obligations with original expected durations of one year or less. There were no remaining performance obligations with original expected durations of one year or longer as of December 31, 2025.

Note 4 — Accounts and Notes Receivable

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

At December 31, 2025, the face value and discounted value of notes receivable with imputed interest were $33.6 million and $31.5 million, respectively. At December 31, 2024, the face value and discounted value of notes receivable with imputed interest were $39.7 million and $35.9 million, respectively. The effective interest rates applied on notes with imputed interest at December 31, 2025 and 2024 were 6.2% and 6.9%, respectively.

Note 5 — Allowance for Doubtful Accounts

In making the Company’s credit evaluations, management considers the general collection risk associated with trends in the long-term care industry. The Company establishes credit limits through payment terms with customers, performs ongoing credit evaluations and monitors accounts on an aging schedule basis to minimize the risk of loss. Despite the Company’s efforts to minimize credit risk exposure, customers could be adversely affected if future industry trends change in such a manner as to negatively impact their cash flows. As a result, the Company’s future collection experience could differ significantly from historical collection trends. If the Company’s customers experience a negative impact on their cash flows, it could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

The Company evaluates its accounts and notes receivable for expected credit losses quarterly. Accounts receivable are evaluated based on internally developed credit quality indicators derived from the aging of receivables. Notes receivable are evaluated based on internally developed credit quality indicators derived from management’s assessment of collection risk. At the end of each period, the Company sets a reserve for expected credit losses on standard accounts and notes receivable based on the Company’s historical loss rates. Accounts and notes receivable with an elevated risk profile, which are from customers who have filed bankruptcy or are subject to collections activity, are aggregated and evaluated to determine the total reserve for the class of receivable. Additionally, starting in the year ended December 31, 2024, for notes receivable, management evaluates standard receivables based on whether the customer is current (paying within 60 days of terms) or delinquent (paying outside of 60 days of terms).

On July 9, 2025, Genesis Healthcare, Inc. (“Genesis”) filed for Chapter 11 bankruptcy protection in the Northern District of Texas. As of December 31, 2025, the Company had outstanding accounts and notes receivable due from Genesis (prior to applying an allowance) of $50.4 million and $20.4 million, respectively. Upon review of the bankruptcy petition, the Company identified the Genesis accounts and note receivables as separate loss pools for evaluating the collectability of the receivables due to the size of the outstanding balances and the assessed unlikelihood of any potential recovery. As of December 31, 2025, the Company assessed a 100% allowance on the outstanding balances of both the accounts and notes receivable due from Genesis. In conjunction with recording the allowance for Genesis receivables, the Company recognized bad debt expense of $63.9 million during the year ended December 31, 2025.

ASC 326-20 - Financial Instruments - Credit Losses (“ASC 326-20”) permits entities to make an accounting policy election not to measure an estimate for credit losses on accrued interest if those entities write off accrued interest deemed uncollectible in a timely manner. The Company follows an income recognition policy on all interest earned on notes receivable. Under such policy the Company accounts for all notes receivable on a non-accrual basis and defers the recognition of any interest income until receipt of cash payments. This policy was established based on the Company’s history of collections of interest on outstanding notes receivable, as we do not deem it probable that we will receive substantially all interest on outstanding notes receivable. Accordingly, the Company does not record a credit loss adjustment for accrued interest. For the years ended December 31, 2025, 2024 and 2023, the Company recognized $3.6 million, $2.8 million and $2.8 million in interest income from notes receivable, respectively.

The following tables present the Company’s tiers of notes receivable for the years ended December 31, 2025 and 2024, respectively, further disaggregated by year of origination, as well as write-off activity:

	Notes Receivable as of December 31, 2025
	Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Total
	(in thousands)
Notes Receivable
Standard notes receivable	$42,325	$8,115	$2,737	$3,974	$—	$—	$57,151
Delinquent notes receivable	$535	$134	$684	$1,811	$405	$—	$3,569
Genesis note receivable	$—	$—	$—	$—	$—	$20,410	$20,410
Elevated risk notes receivable	$—	$—	$1,537	$—	$—	$1,491	$3,028

Current-period gross write-offs	$—	$6	$326	$—	$121	$—	$453
Current-period recoveries	—	(278)	—	—	—	—	(278)
Current-period net write-offs	$—	$(272)	$326	$—	$121	$—	$175

	Notes Receivable as of December 31, 2024
	Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Total
	(in thousands)
Notes Receivable
Standard notes receivable	$53,592	$7,282	$15,743	$—	$—	$—	$76,617
Delinquent notes receivable	$499	$1,055	$1,942	$671	$—	$21,933	$26,100
Elevated risk notes receivable	$—	$1,537	$—	$—	$1,491	$—	$3,028

Current-period gross write-offs	$—	$742	$483	$3,024	$—	$26	$4,275
Current-period recoveries	—	—	—	—	—	—	—
Current-period net write-offs	$—	$742	$483	$3,024	$—	$26	$4,275

The following tables provide information as to the status of payment on the Company’s gross notes receivable which were past due as of December 31, 2025 and 2024, respectively:

	Age Analysis of Past-Due Notes Receivable as of December 31, 2025
	0 - 90 Days	91 - 180 Days	Greater than 181 Days	Total
	(in thousands)
Notes Receivable
Standard notes receivable	$403	$—	$—	$403
Delinquent notes receivable	335	139	2,827	3,301
Genesis notes receivable	—	—	20,410	20,410
Elevated risk notes receivable	—	—	3,029	3,029
Total notes receivable	$738	$139	$26,266	$27,143

	Age Analysis of Past-Due Notes Receivable as of December 31, 2024
	0 - 90 Days	91 - 180 Days	Greater than 181 Days	Total
	(in thousands)
Notes Receivable
Standard notes receivable	$142	$—	$—	$142
Delinquent notes receivable[1]	761	682	23,151	24,594
Elevated risk notes receivable	225	225	2,429	2,879
Total notes receivable	$1,128	$907	$25,580	$27,615
1.The balance of delinquent notes receivable as of December 31, 2024 includes the principal balance of the note due from Genesis.

The following tables provide a summary of the changes in the Company’s allowance for doubtful accounts on a portfolio segment basis for the years ended December 31, 2025 and 2024, respectively:

	Allowance for doubtful accounts
Portfolio Segment:	December 31, 2024	Reclassifications[1]	Write-Offs[2]	Bad Debt Expense	December 31, 2025
	(in thousands)
Accounts receivable
Aged accounts receivable	$87,520	$(1,651)	$(36,674)	$19,715	$68,910
Genesis accounts receivable[1]	—	1,651	—	48,744	50,395
Total accounts receivable	$87,520	$—	$(36,674)	$68,459	$119,305

Notes receivable
Standard notes receivable	$5,096	$—	$278	$(1,787)	$3,587
Delinquent notes receivable	6,026	(5,176)	(453)	873	1,270
Genesis notes receivable[1]	—	5,176	—	15,234	20,410
Elevated risk notes receivable	2,140	—	—	300	2,440
Total notes receivable	$13,262	$—	$(175)	$14,620	$27,707
Total accounts and notes receivable	$100,782	$—	$(36,849)	$83,079	$147,012
1.Genesis accounts and notes receivable were identified as new loss pools during the year ended December 31, 2025.
2.Write-offs are shown net of recoveries. During the year ended December 31, 2025, the Company collected $0.3 million of accounts and notes receivable that were recovered subsequent to being written-off.

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
1.Delinquent notes receivable was identified as a new loss pool during the year ended December 31, 2024.
2.Write-offs are shown net of recoveries. During the year ended December 31, 2024, the Company collected $0.2 million of accounts receivables that were recovered subsequent to being written-off.

Note 6 — Changes in Accumulated Other Comprehensive Loss by Component

For the years ended December 31, 2025, 2024 and 2023, the Company’s accumulated other comprehensive loss consisted of unrealized gains and losses from the Company’s available-for-sale marketable securities and restricted marketable securities. The following tables provide a summary of the changes in accumulated other comprehensive loss, net of taxes:

	Unrealized Gains and (Losses) on Available-for-Sale Securities[1]
	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Accumulated other comprehensive loss — beginning balance	$(2,317)	$(1,844)	$(3,477)
Other comprehensive income (loss) before reclassifications	2,015	(753)	1,624
(Loss) income reclassified from other comprehensive loss²	(146)	280	9
Net current period other comprehensive income (loss)³	1,869	(473)	1,633
Accumulated other comprehensive loss — ending balance	$(448)	$(2,317)	$(1,844)
1.All amounts are net of tax.
2.Realized gains and losses were recorded pre-tax under “Investment and other income, net” in the Consolidated Statements of Comprehensive Income. For the years ended December 31, 2025, 2024 and 2023, the Company recorded $0.2 million of realized gains, $0.4 million of realized losses, and less than $0.1 million in realized losses, respectively from the sale of available-for-sale securities. Refer to Note 10 — Fair Value Measurements herein for further information.
3.For the year ended December 31, 2025, the change in accumulated other comprehensive loss was net of a tax expense of $0.4 million. For the years ended December 31, 2024 and 2023, the change in accumulated other comprehensive loss was net of a tax benefit of $0.1 million and expense of $0.4 million, respectively.

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Gains (losses) from the sale of available-for-sale securities	$185	$(355)	$(12)
Tax (expense) benefit	(39)	75	3
Net gain (loss) reclassified from accumulated other comprehensive income	$146	$(280)	$(9)

Note 7 — Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded over the estimated useful life of each class of depreciable asset and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

The following table sets forth the amounts of property and equipment by each class of depreciable asset as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
	(in thousands)
EVS and Dietary equipment	$18,571	$17,052
Computer hardware and software	9,185	8,196
Operating lease — right-of-use assets	30,933	29,669
Other[1]	1,145	904
Total property and equipment, at cost	59,834	55,821
Less accumulated depreciation[2]	32,248	27,623
Total property and equipment, net	$27,586	$28,198
1.Includes furniture and fixtures, leasehold improvements and automobiles and trucks.
2.Includes $16.7 million and $13.2 million related to accumulated depreciation on Operating lease – right-of-use assets as of December 31, 2025 and 2024, respectively.

Depreciation expense for the years ended December 31, 2025, 2024 and 2023 was $13.0 million, $11.9 million, and $10.5 million, respectively. Of the depreciation expense recorded for the years ended December 31, 2025, 2024 and 2023, $8.3 million, $7.8 million and $6.4 million related to the depreciation of the Company’s operating lease — right-of-use assets (“ROU Assets”), respectively.

At December 31, 2025, 2024 and 2023, accrued purchases of property and equipment were $0.3 million, $0.5 million, and $0.7 million, respectively.

Note 8 — Leases

The Company recognizes ROU Assets and lease liabilities for automobiles, office buildings, IT equipment and small storage units for the temporary storage of operational equipment. The Company’s leases have remaining lease terms ranging from less than 1 year to 10 years. The Company recognizes extension options as part of the initial lease term for ROU Assets and lease liabilities when it is reasonably certain that the Company will exercise the extension option upon the completion of the initial lease term. Most leases include the option to terminate the lease within 1 year.

The Company uses practical expedients offered under the ASC 842 - Leases (“ASC 842”) to combine lease and non-lease components within leasing arrangements and to recognize the payments associated with short-term leases in earnings on a straight-line basis over the lease term, with the cost associated with variable lease payments recognized when incurred. These accounting policy elections impact the value of the Company’s ROU Assets and lease liabilities. The value of the Company’s ROU Assets is determined as the carrying value of its leasing arrangements and is recorded in Property and equipment, net on the Company’s Consolidated Balance Sheets. The value of the Company’s lease liabilities is the present value of fixed lease payments not yet paid, which is discounted using either the rate implicit in the lease contract if that rate can be determined or the Company’s incremental borrowing rate (“IBR”). The Company’s IBR is determined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment.

Any future lease payments that are not fixed based on the terms of the lease contract, or fluctuate based on a factor other than an index or rate, are considered variable lease payments and are not included in the value of the Company’s ROU Assets or lease liabilities. The Company’s variable lease payments are mostly incurred from automobile leases and relate to miscellaneous transportation costs including repair costs, insurance and terminal rental adjustment payments due at lease settlement. Such rental adjustment payments can result in a reduction to the Company’s total variable lease payments.

As of December 31, 2025 and 2024, the Company’s short-term portion of lease obligations were $5.4 million and $8.4 million, respectively, and are recorded in Other accrued expenses and current liabilities with the remaining balance recognized under the Lease liability — long-term portion caption on the Company’s Consolidated Balance Sheets. The corresponding expense for the Company’s lease commitments are primarily recorded in selling, general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income.

Components of lease expense are presented below for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Lease cost
Operating lease cost	$8,322	$7,799	$6,400
Short-term lease cost	819	883	1,037
Variable lease cost	1,987	1,609	1,952
Total lease cost	$11,128	$10,291	$9,389

Supplemental information is presented below for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025	2024	2023
	(dollar amounts in thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8,436	$8,125	$6,808
ROU Assets obtained in exchange for lease obligations	12,489	3,721	6,064
Weighted-average remaining lease term — operating leases	5.6 years	2.6 years	3.3 years
Weighted-average discount rate — operating leases	6.6%	6.3%	6.6%

During the years ended December 31, 2025 and 2024, the Company’s ROU Assets and lease liabilities were reduced by $2.5 million and $0.8 million, respectively due to lease cancellations.

The following is a schedule by calendar year of future minimum lease payments under operating leases that have remaining terms as of December 31, 2025:

Period/Year	Operating Leases
(in thousands)
2026	$5,367
2027	3,635
2028	1,683
2029	1,213
2030	1,235
Thereafter	4,605
Total minimum lease payments	$17,738
Less: imputed lease payments	2,722
Present value of lease liabilities	$15,016

Note 9 — Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses. Goodwill is not amortized but is evaluated for impairment on an annual basis or more frequently if impairment indicators arise. To date, the Company has not recognized an impairment of its goodwill. One acquisition occurred during the year ended December 31, 2025.

The following table sets forth the amounts of goodwill by reportable segment as of December 31, 2025 and 2024:

	December 31, 2024	Acquisition	December 31, 2025
	(in thousands)
Environmental Services	$42,377	$4,268	$46,645
Dietary	33,152	—	33,152
Total Goodwill	$75,529	$4,268	$79,797

Intangible Assets

The Company’s other intangible assets consist of customer relationships, trade names, patents and non-compete agreements which were obtained through acquisitions and are recorded at their fair values at the date of acquisition. The following table sets forth the amounts of other intangible assets as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
	(in thousands)
Customer relationships	$46,514	$40,647	$5,867	$45,634	$38,093	$7,541
Trade names	2,112	1,028	1,084	1,731	466	1,265
Patents	1,086	1,086	—	1,086	505	581
Non-compete agreements	183	170	13	233	178	55
Total other intangible assets	$49,895	$42,931	$6,964	$48,684	$39,242	$9,442

Intangible assets with determinable useful lives are amortized on a straight-line basis over their estimated useful lives. The weighted-average amortization period of customer relationships, trade names, patents, and non-compete agreements are approximately 10 years, 10 years, 4 years, and 4 years, respectively.

The following table sets forth the estimated amortization expense for intangibles subject to amortization for 2026, the following four fiscal years and thereafter:

Period/Year	Total Amortization Expense
(in thousands)
2026	$2,593
2027	$1,127
2028	$545
2029	$545
2030	$545
Thereafter	$1,609
Total	$6,964

Amortization expense for the years ended December 31, 2025, 2024 and 2023 was $3.7 million, $2.7 million and $3.8 million, respectively.

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

The Company’s marketable securities and restricted marketable securities are held by the Company’s captive insurance company to satisfy capital requirements of the state regulator related to captive insurance companies. Restricted marketable securities are held by the Company’s captive insurance company as collateral for certain insurance coverages. Such securities are primarily comprised of municipal bonds, treasury notes, corporate bonds and other government bonds which are classified as available-for-sale and are reported at fair value. Unrealized gains and losses associated with these investments are included in Unrealized gain (loss) on available-for-sale marketable securities, net of taxes within the Consolidated Statements of Comprehensive Income. Marketable securities and restricted marketable securities are classified within Level 2 of the fair value hierarchy, as these securities are measured using quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable. Such valuations are determined by a third-party pricing service. For the years ended December 31, 2025, 2024 and 2023, the Company recorded unrealized gains, net of taxes of $1.9 million, unrealized losses, net of taxes of $0.5 million and unrealized gains, net of taxes of $1.6 million on marketable securities, respectively.

For the years ended December 31, 2025, 2024 and 2023, the Company received total proceeds, less the amount of interest received, of $23.2 million, $67.0 million and $2.0 million, respectively, from sales of available-for-sale securities. These sales resulted in realized gains of $0.2 million for the year ended December 31, 2025 and realized losses of $0.4 million and less than $0.1 million for the years ended December 31, 2024 and 2023, respectively. Such gains and losses were recorded in Investment and other income, net in the Consolidated Statements of Comprehensive Income. The basis for the sale of these securities was the specific identification of each security sold during the period.

As part of a prior period acquisition of a prepackaged meal manufacturer, the Company agreed to pay royalties to the seller on all future product sales. The Company records a liability for the expected future payments within Other long-term liabilities on the Consolidated Balance Sheets. The fair value of this liability is measured using forecasted sales models (Level 3). For the years ended December 31, 2025, 2024 and 2023, the Company recorded realized gains of $0.4 million, $0.6 million and $1.1 million, respectively, within Costs of services provided in the Consolidated Statements of Comprehensive Income related to the measurement of the liability at each balance sheet date.

The investments under the deferred compensation plan are accounted for as trading securities and unrealized gains or losses are recorded within Investment and other income, net in the Consolidated Statements of Comprehensive Income. The fair values of these investments are determined based on quoted market prices (Level 1) or the net asset value (“NAV”) of underlying share investments (Level 2). For the years ended December 31, 2025, 2024 and 2023, the Company recorded unrealized gains of $7.3 million, $8.3 million and $6.6 million, respectively, related to trading securities still held at the respective reporting dates.

The following table summarizes the contractual maturities of debt securities held as of December 31, 2025 and 2024 which are classified within “Marketable securities, at fair value” and “Restricted marketable securities, at fair value” in the Consolidated Balance Sheets:

	Debt Securities — Available-for-Sale
Contractual maturity:	December 31, 2025	December 31, 2024

Marketable securities, at fair value
Maturing in one year or less	$4,424	$653
Maturing in second year through fifth year	10,850	23,341
Maturing in sixth year through tenth year	21,962	13,113
Maturing after ten years	5,538	13,428
Total marketable securities, at fair value	$42,774	$50,535
Restricted marketable securities, at fair value
Maturing in one year or less	$4,635	$2,474
Maturing in second year through fifth year	15,011	15,774
Maturing in sixth year through tenth year	9,653	5,837
Maturing after ten years	1,053	1,020
Total restricted marketable securities, at fair value	$30,352	$25,105
Total debt securities — available-for-sale	$73,126	$75,640

The following tables provide fair value measurement information for the Company’s financial assets, including marketable securities, restricted marketable securities and deferred compensation fund investments as of December 31, 2025 and 2024:

	As of December 31, 2025
			Fair Value Measurement Using:
(amounts in thousands)	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities
Municipal bonds — taxable	$4,046	$4,046	$—	$4,046	$—
Municipal bonds — non-taxable	38,728	38,728	—	38,728	—
Total marketable securities	$42,774	$42,774	$—	$42,774	$—

Restricted marketable securities
U.S. treasury bonds	$10,037	$10,037	$—	$10,037	$—
U.S. government agency bonds	1,215	1,215	—	1,215	—
International fixed income bonds	736	736	—	736	—
Corporate bonds	8,858	8,858	—	8,858	—
Municipal bonds — taxable	9,506	9,506	—	9,506	—
Total restricted marketable securities	$30,352	$30,352	$—	$30,352	$—

Deferred compensation plan
Money market[1]	$1,965	$1,965	$—	$1,965	$—
Commodities	361	361	361	—	—
Fixed income	5,190	5,190	5,190	—	—
International	6,320	6,320	6,320	—	—
Large cap blend	8,513	8,513	8,513	—	—
Large cap growth	20,425	20,425	20,425	—	—
Large cap value	7,485	7,485	7,485	—	—
Mid cap blend	4,059	4,059	4,059	—	—
Real estate	389	389	389	—	—
Small cap blend	3,438	3,438	3,438	—	—
Deferred compensation plan[2]	$58,145	$58,145	$56,180	$1,965	$—

	As of December 31, 2024
			Fair Value Measurement Using:
(amounts in thousands)	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities
Municipal bonds — taxable	$9,600	$9,600	$—	$9,600	$—
Municipal bonds — non-taxable	40,935	40,935	—	40,935	—
Total marketable securities	$50,535	$50,535	$—	$50,535	$—

Restricted marketable securities
U.S. treasury bonds	$7,309	$7,309	$—	$7,309	$—
U.S. government agency bonds	1,218	1,218	—	1,218	—
International fixed income bonds	652	652	—	652	—
Corporate bonds	6,796	6,796	—	6,796	—
Municipal bonds — taxable	9,130	9,130	—	9,130	—
Total restricted marketable securities	$25,105	$25,105	$—	$25,105	$—

Deferred compensation plan
Money Market[1]	$1,961	$1,961	$—	$1,961	$—
Commodities	295	295	295	—	—
Fixed income	4,417	4,417	4,417	—	—
International	4,999	4,999	4,999	—	—
Large cap blend	6,669	6,669	6,669	—	—
Large cap growth	18,524	18,524	18,524	—	—
Large cap value	6,964	6,964	6,964	—	—
Mid cap blend	3,957	3,957	3,957	—	—
Real estate	372	372	372	—	—
Small cap blend	2,980	2,980	2,980	—	—
Deferred compensation plan[2]	$51,138	$51,138	$49,177	$1,961	$—
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
2.The deferred compensation plan carrying amounts and total fair value amounts as of December 31, 2025 and 2024 are inclusive of $2.2 million and $1.5 million, respectively, of holdings expected to be paid to former employees within the next twelve months which were recorded under Prepaid expenses and other assets in the Company’s Consolidated Balance Sheets.

The following table shows the amortized cost, unrealized gains and losses, and estimated fair value of the Company’s debt securities as of December 31, 2025 and 2024:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Credit Impairment Losses[1]
December 31, 2025	(in thousands)
Type of security:
Marketable securities
Municipal bonds — taxable	$4,115	$1	$(70)	$4,046	$—
Municipal bonds — non-taxable	39,827	124	(1,223)	38,728	—
Total marketable securities	$43,942	$125	$(1,293)	$42,774	$—
Restricted marketable securities
U.S. treasury bonds	$9,904	$148	$(15)	$10,037	$—
U.S. government agency bonds	1,210	5	—	1,215	—
International fixed income bonds	733	3	—	736	—
Corporate bonds	8,682	177	(1)	8,858	—
Municipal bonds — taxable	9,222	284	—	9,506	—
Total restricted marketable securities	29,751	617	(16)	30,352	—
Total debt securities — available-for-sale	$73,693	$742	$(1,309)	$73,126	$—

December 31, 2024
Type of security:
Marketable securities
Municipal bonds — taxable	$10,276	$—	$(676)	$9,600	$—
Municipal bonds — non-taxable	43,255	—	(2,320)	40,935	—
Total marketable securities	$53,531	$—	$(2,996)	$50,535	$—
Restricted marketable securities
U.S. treasury bonds	$7,276	$38	$(5)	$7,309	$—
U.S. government agency bonds	1,208	10	—	1,218	—
International fixed income bonds	647	5	—	652	—
Corporate bonds	6,780	30	(14)	6,796	—
Municipal bonds — taxable	9,131	40	(41)	9,130	—
Total restricted marketable securities	$25,042	$123	$(60)	$25,105	$—
Total debt securities — available-for-sale	$78,573	$123	$(3,056)	$75,640	$—
1.The Company performs a credit impairment loss assessment quarterly on an individual security basis. As of December 31, 2025 and 2024, no allowance for credit loss has been recognized as the issuers of these securities have not established a cause for default and various rating agencies have reaffirmed each security’s investment grade status. The fair value of these securities have fluctuated since the purchase date as market interest rates fluctuate. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of the securities’ amortized cost basis.

Note 11 — Share-Based Compensation

The components of the Company’s share-based compensation expense for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Stock options	$2,673	$708	$969
Restricted stock units and deferred stock units	7,080	6,870	6,657
Performance stock units	1,442	1,341	1,210
Employee Stock Purchase Plan	810	246	149
Total pre-tax share-based compensation expense charged against income	$12,005	$9,165	$8,985

Total recognized tax deficiency related to share-based compensation	$(729)	$(607)	$(773)

At December 31, 2025 and 2024, the unrecognized compensation cost related to unvested stock options and awards was $19.3 million and $16.2 million, respectively. The weighted average period over which these awards will vest was approximately 2.6 years as of December 31, 2025 and 2.8 years as of both December 31, 2024 and December 31, 2023.

The following table summarizes the components of share-based compensation expense included within the Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Selling, general and administrative expenses	$11,790	$9,086	$8,942
Costs of services provided	215	79	43
Total share-based compensation expense	$12,005	$9,165	$8,985

Amended 2020 Omnibus Incentive Plan

On May 26, 2020, the Company adopted the 2020 Omnibus Incentive Plan (the “2020 Plan”). On May 30, 2023, the Company increased the authorized shares under the 2020 Omnibus Incentive Plan (as amended, the “Amended 2020 Plan”) by 2.5 million shares. The Amended 2020 Plan provides that current or prospective officers, employees, non-employee directors and advisors can receive share-based awards such as stock options, performance stock units, restricted stock units and other stock awards. The Amended 2020 Plan seeks to encourage profitability and growth of the Company through short-term and long-term incentives that are consistent with the Company’s operating objectives.

As of December 31, 2025, there were 6.2 million shares of common stock reserved for issuance under the Amended 2020 Plan, of which 1.6 million are available for future grant. The amount of shares available for issuance under the Amended 2020 Plan will increase when outstanding awards under the Company’s Second Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”) are subsequently forfeited, terminated, lapsed or satisfied thereunder in cash or property other than shares. No stock award will have a term in excess of 10 years. The Nominating, Compensation and Stock Option Committee (the “NCSO”) of the Board of Directors is responsible for determining the terms of the grants in accordance with the Amended 2020 Plan.

Stock Options

A summary of stock options outstanding under the Amended 2020 Plan and the 2012 Plan as of December 31, 2024 and changes during the year ended December 31, 2025 are as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price
	(in thousands)
December 31, 2024	2,528	$28.23
Granted	269	11.76
Exercised	—	—
Forfeited	—	—
Expired	(311)	31.92
December 31, 2025	2,486	$25.99

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2025, 2024 and 2023 was $6.08, $5.06 and $6.53 per common share, respectively. No stock options were exercised during the years ended December 31, 2025, 2024 and 2023. The total fair value of stock options vested was $1.3 million for each of the years ended December 31, 2025 and 2024 and $1.5 million for the year ended December 31, 2023.

For the years ended December 31, 2025 and 2024 there was no tax deficiency realized from stock options exercised. For the year ended December 31, 2023 the tax deficiency realized from stock options exercised was immaterial.

The fair value of stock option awards granted in 2025, 2024 and 2023 were estimated on the dates of grant using the Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	4.5%	3.9%	4.0%
Weighted average expected life	7.2 years	7.0 years	6.9 years
Expected volatility	42.1%	40.5%	39.5%
Dividend yield	—%	—%	—%

The following table summarizes other information about the stock options at December 31, 2025:

December 31, 2025
(amounts in thousands, except per share data)
Outstanding:
Aggregate intrinsic value	$5,999
Weighted average remaining contractual life	4.6 years
Exercisable:
Number of options	1,680
Weighted average exercise price	$31.94
Aggregate intrinsic value	$1,171
Weighted average remaining contractual life	3.1 years

Restricted Stock Units and Deferred Stock Units

The fair value of outstanding restricted stock units (“RSUs”) and deferred stock units (“DSUs”) was determined based on the market price of the shares on the date of grant. During the years ended December 31, 2025, 2024 and 2023, the Company granted 0.7 million, 0.8 million and 0.5 million RSUs and DSUs.

A summary of the outstanding RSUs and DSUs as of December 31, 2024 and changes during the year ended December 31, 2025 is as follows:

	Restricted Stock Units & Deferred Stock Units
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2024	1,516	$13.98
Granted	743	$11.90
Vested	(408)	$16.17
Forfeited	(60)	$12.33
December 31, 2025	1,791	$12.68

The weighted average remaining vesting period for the unvested RSUs and DSUs is 3.0 years.

The weighted average grant date fair values and total fair values of RSUs and DSUs vested during 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands, except per share data)
Weighted average grant date fair value of RSUs and DSUs granted	$11.90	$10.39	$13.72
Total fair value of RSUs and DSUs vested	$4,706	$3,257	$2,991

The Company grants DSUs to non-employee directors. Once vested, the recipient shall be entitled to receive a lump sum payment of a number of shares equal to the total number of DSUs issued to such recipient upon the first to occur of (i) the five year anniversary of the date of grant, (ii) the recipient’s death, disability or separation of service from the Board, or (iii) a change of control (as defined by the Amended 2020 Plan). Non-employee directors can also elect to receive their Board of Directors retainer in the form of DSUs in lieu of cash. DSUs issued in lieu of cash for retainers vest immediately. The number of DSUs granted to these directors is determined based on the stock price on the award date and approximates the cash value the directors would otherwise receive for their retainer. Three non-employee directors made an election in 2024 to receive DSUs in lieu of cash for their 2025 Board of Directors retainer.

On May 27, 2025, the NCSO granted an aggregate of 25,000 DSUs to the Company’s non-employee directors. Each DSU award granted vests in one year. The unrecognized share-based compensation cost of DSU awards at December 31, 2025 is $0.1 million and is expected to be recognized over a weighted-average period of 0.4 years.

Performance Stock Units

The fair value of outstanding performance stock units (“PSUs”) was determined based on a Monte Carlo simulation model performed with the assistance of third-party specialists. During each of the years ended December 31, 2025, 2024 and 2023, the Company granted 0.1 million PSUs to the Company’s executive officers. Such PSUs are contingent upon the achievement of certain total shareholder return (“TSR”) targets as compared to the TSR of the Russell 2000 Index for 2025 grants and the S&P Midcap 400 for 2024 and 2023 grants. In addition, the participant must remain employed by the Company for the three-year period ending December 31 following the grant date. The unrecognized share-based compensation cost of the TSR-based PSU awards at December 31, 2025 is $1.5 million and is expected to be recognized over a weighted-average period of 1.2 years.

A summary of the outstanding PSUs as of December 31, 2024 and changes during the year ended December 31, 2025 is as follows:

	Performance Stock Units
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2024	258	$15.31
Granted	106	$14.75
Vested	(31)	$21.00
Forfeited	(29)	$21.00
December 31, 2025	304	$14.00

The weighted average remaining vesting period for unvested PSUs is 1.2 years.

The weighted average grant date fair values and total fair values of PSUs vested during 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands, except per share data)
Weighted average grant-date fair value of PSUs granted	$14.75	$11.85	$16.20
Total fair value of PSUs vested	$319	$—	$—

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) is currently available through 2026 to all eligible employees. All full-time and part-time employees who work an average of 20 hours per week and have completed two years of continuous service with the Company are eligible to participate. Annual offerings commence and terminate on the respective year’s first and last calendar day. The Company’s obligation to provide shares to employees from the ESPP are recorded as a liability within other accrued expenses and current liabilities until such point that the shares are granted to employees.

Under the ESPP, the Company is authorized to issue up to 4.1 million shares of its common stock to its employees. Pursuant to such authorization, there are 1.6 million shares available for future grant at December 31, 2025. Under the terms of the ESPP, participants may contribute through payroll deductions up to $21,250 (85% of IRS limitation) of their compensation toward the purchase of the Company’s common stock. No employee may purchase common stock which exceeds $25,000 in fair market value (determined on the option date) for each calendar year. The per share option price is equal to the lower of 85% of the fair market price on the first day of the offering period, or 85% of the fair market price on the last day of the offering period.

The following table summarizes information about the Company’s ESPP annual offerings for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(in thousands, except per share data)
Common shares purchased	88	88	95
Per common share purchase price	$9.88	$8.81	$8.81

The expense associated with the options granted under the ESPP during the years ended December 31, 2025, 2024 and 2023 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	4.2%	4.8%	4.8%
Weighted average expected life	1.0 year	1.0 year	1.0 year
Expected volatility	39.3%	37.1%	42.9%
Dividend yield	—%	—%	7.1%

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

Under the SERP, the Company is authorized to issue 1.0 million shares of its common stock to its employees. Pursuant to such authorization, the Company has 0.1 million shares available for future grant at December 31, 2025. At the time of issuance, such shares are accounted for at cost as treasury stock. At December 31, 2025, approximately 0.4 million of shares granted under the SERP are vested and remain in the respective active participants’ accounts with the trustee.

The following table summarizes information about the SERP during the plan years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
SERP expense[1]	$628	$579	$533
Treasury shares issued to fund SERP expense[2]	32	49	50
Year end SERP trust account balance[3]	$58,145	$51,138	$42,313
Unrealized gain recorded in SERP liability account	$7,261	$8,241	$6,684
1.Both the SERP match and the deferrals are included in the selling, general and administrative expenses caption in the Consolidated Statements of Comprehensive Income.
2.Shares related to the SERP match for each year are funded at the beginning of the subsequent year.
3.SERP trust account investments are recorded at their fair values, which are based on quoted market prices.

Note 12 — Income Taxes

The table below provides a reconciliation between the tax expense computed by applying the statutory federal income tax rate to income before income taxes and the provision for income taxes:

	Year Ended December 31,
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
	(in thousands, except for percentages)
U.S. Federal Statutory Tax Rate	$14,252	21.0%	$11,118	21.0%	$11,182	21.0%

State and Local Income Taxes, Net of Federal Income Tax Effect [1]	2,386	3.5%	2,641	5.0%	4,153	7.8%
Tax Credits
Federal Jobs Credits	(3,019)	(4.5)%	(1,914)	(3.6)%	(2,014)	(3.8)%
Changes in Valuation Allowance	—	—%	—	—%	—	—%
Nontaxable or Nondeductible Items
Employee Retention Credit[2]	(6,840)	(10.1)%	—	—%	—	—%
Share-based compensation	1,834	2.7%	1,722	3.3%	1,610	3.0%
Other	154	0.2%	108	0.2%	57	0.1%
Other Adjustments	40	0.1%	(205)	(0.4)%	(318)	(0.6)%
Effective Tax Rate	$8,807	12.9%	$13,470	25.5%	$14,670	27.5%
1.For 2025, states that comprise the majority (>50%) of the state tax effect are California, Kentucky, Maryland, Massachusetts, Pennsylvania, Texas, and Virginia. For 2024, states that comprise the majority (>50%) of the state tax effect are Maryland, California, Massachusetts, New Jersey, Florida, Texas, Virginia, Connecticut and Pennsylvania. For 2023, states that comprise the majority (>50%) of the state tax effect are New Jersey, California, Maryland, Massachusetts, Texas, Florida, Connecticut, Virginia, and Kentucky.
2.Amount received in ERC credits during 2025 was treated as a permanent tax difference and excluded from taxable income.
Income taxes paid (net of refunds received) for each period is as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Federal	14,935	11,475	3,099
State
Massachusetts	—	—	327
New Jersey	—	—	317
Other	5,452	3,757	1,842
Total	$20,387	$15,232	$5,585

The following table summarizes the provision for income taxes:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Current:
Federal	$(9,332)	$12,275	$13,728
State	(919)	4,139	5,762
	$(10,251)	$16,414	$19,490
Deferred:
Federal	$15,946	$(2,304)	$(4,183)
State	3,112	(640)	(637)
	$19,058	$(2,944)	$(4,820)
Tax provision	$8,807	$13,470	$14,670

Deferred income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax basis of assets and liabilities.

Significant components of the Company’s federal and state deferred tax asset and liability balances were as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Allowance for doubtful accounts	$5,200	$25,138
Deferred compensation	9,869	9,159
Accrued insurance claims	4,953	5,277
Non-deductible reserves	193	497
Lease liabilities	3,848	4,214
Share based compensation	3,692	3,312
Other	4,246	3,275
Total deferred tax assets	$32,001	$50,872
Deferred tax liabilities:
Expensing of housekeeping supplies	$(2,117)	$(2,174)
Amortization of goodwill and intangibles	(4,416)	(3,861)
Depreciation of property and equipment	(2,162)	(1,664)
Lease right-of-use assets	(3,634)	(4,048)
Other	(1,200)	(955)
Total deferred tax liabilities	$(13,529)	$(12,702)
Net deferred tax assets	$18,472	$38,170

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

The Company performs an evaluation each period of its tax positions taken and expected to be taken in tax returns. The evaluation is performed on positions relating to tax years that remain subject to examination by major tax jurisdictions, the earliest of which is the tax year ended December 31, 2020. Based on the evaluation, the Company concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Therefore, the table reporting on the change in the liability for unrecognized tax benefits during the years ended December 31, 2025 and 2024 is omitted as there is no activity to report in such account for the years ended December 31, 2025 or 2024.

Note 13 — Segment Information

The Company manages and evaluates its operations in two reportable segments: Environmental Services (housekeeping, laundry, linen and other services) and Dietary (dietary department services). Although both segments serve a similar customer base and share many operational similarities, they are managed separately due to distinct differences in the type of services provided, as well as the specialized expertise required of the professional management personnel responsible for delivering each segment’s services. Such services are rendered pursuant to discrete contracts, specific to each reportable segment.

The Chief Operating Decision Maker (“CODM”) for both segments for each of the years ended December 31, 2025, 2024, and 2023 was Theodore Wahl, the Company’s President and Chief Executive Officer. The Company’s CODM does not review assets by segment to assess segment performance or allocate resources, nor is such information provided to the CODM. Accordingly, the Company does not present assets by segment.

The Company’s Significant Segment Expenses for each segment include direct labor costs and segment-based management expenses (collectively, “labor and labor-related”), food, chemicals and supplies, bad debt expense, and depreciation & amortization, as these are specific costs regularly provided to the CODM and used to evaluate segment performance. Other segment items include expenses recorded within costs of services provided which are not regularly provided to the CODM. The CODM evaluates segment profit each period against historical results, factoring in macroeconomic factors such as the cost of labor and supplies, to assess segment performance.

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

The following tables provide profit information disaggregated by the Company’s reportable segments for each of the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31, 2025
	EVS	Dietary	Total
	(in thousands, except for percentages)
Revenues	$824,681	$1,012,492	$1,837,173
Significant Segment Expenses
Labor and labor-related[1]	645,335	595,419
Food, chemicals and supplies	59,150	312,728
Bad debt expense	29,096	53,983
Depreciation and amortization expense	4,467	3,716
Other segment items[2]	14,382	21,626
Segment profit	$72,251	$25,020	$97,271
Segment margin	8.8%	2.5%

Unallocated expenses (income)
ERC refunds[3]			$(34,239)
Corporate expenses[4]			75,710
Gain on deferred compensation plan investments			7,261
Other (income), net			(20,907)
Interest expense			1,580
Income before income taxes			$67,866
1.Includes direct labor costs, field management costs (including certain costs included in selling, general and administrative expenses), employer taxes, workers' compensation and general liability insurance.
2.Includes expenses for technology, employment advertising, travel & entertainment, professional services and various other less significant expense items.
3.ERC refunds were excluded from segment results for each segment as the credits were related to services provided in previous years and not indicative of current period segment performance, as reviewed by the CODM.
4.Represents selling, general and administrative expenses less the amounts allocated to segments for labor and benefits.

	Year Ended December 31, 2024
	EVS	Dietary	Total
	(in thousands, except for percentages)
Revenues	$765,368	$950,314	$1,715,682
Significant Segment Expenses
Labor and labor-related[1]	600,198	537,446
Food, chemicals and supplies	56,504	308,859
Bad debt expense	14,101	32,659
Depreciation and amortization expense	3,701	2,856
Other segment items[2]	15,454	22,473
Segment profit	$75,410	$46,021	$121,431
Segment margin	9.9%	4.8%

Unallocated expenses (income)
Corporate expenses[3]			$68,160
Gain on deferred compensation plan investments			8,241
Other (income), net			(14,349)
Interest expense			6,438
Income before income taxes			$52,941
1.Includes direct labor costs, field management costs (including certain costs included in selling, general and administrative expenses), employer taxes, workers' compensation and general liability insurance.
2.Includes expenses for technology, employment advertising, travel & entertainment, professional services and various other less significant expense items.
3.Represents selling, general and administrative expenses less the amounts allocated to segments for labor and benefits.

	Year Ended December 31, 2023
	EVS	Dietary	Total
	(in thousands, except for percentages)
Revenues	$766,651	$904,738	$1,671,389
Significant Segment Expenses
Labor and labor-related[1]	599,881	522,052
Food, chemicals and supplies	58,627	294,690
Bad debt expense	17,557	18,046
Depreciation and amortization	3,664	3,779
Other segment items[2]	14,907	21,446
Segment profit	$72,015	$44,725	$116,740
Segment margin	9.4%	4.9%

Unallocated expenses (income)
Corporate expenses[3]			$62,082
Gain on deferred compensation plan investments			6,684
Other (income), net			(12,938)
Interest expense			7,856
Income before income taxes			$53,056
1.Includes direct labor costs, field management costs (including certain costs included in selling, general and administrative expenses), employer taxes, workers' compensation and general liability insurance.
2.Includes expenses for technology, employment advertising, travel & entertainment, professional services and various other less significant expense items.
3.Represents selling, general and administrative expenses less the amounts allocated to segments for labor and benefits.

The following table provides capital expenditures disaggregated by the Company’s reportable segments for each of the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Capital expenditures
EVS	$4,526	$5,166	$4,684
Dietary	879	936	494
Corporate overhead	413	234	228
Consolidated	$5,818	$6,336	$5,406

Note 14 — Earnings Per Common Share

Basic and diluted earnings per common share are computed by dividing net income by the weighted-average number of basic and diluted common shares outstanding, respectively. The weighted-average number of diluted common shares includes the impact of dilutive securities, including outstanding stock options and unvested restricted stock units. The table below reconciles the weighted-average basic and diluted common shares outstanding for 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(in thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Net income	$59,059	$39,471	$38,386

Denominator:
Weighted average number of common shares outstanding - basic	72,380	73,754	74,288
Effect of dilutive securities[1]	652	234	52
Weighted average number of common shares outstanding - diluted	73,032	73,988	74,340

Basic earnings per share:	$0.82	$0.54	$0.52

Diluted earnings per share:	$0.81	$0.53	$0.52
1.Certain outstanding equity awards are anti-dilutive and therefore were excluded from the calculation of the weighted-average number of diluted common shares outstanding.

Anti-dilutive outstanding equity awards under share-based compensation plans were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Anti-dilutive equity awards	2,545	2,788	3,228

Note 15— Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets included the following amounts as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
	(in thousands)
Prepaid insurance and deposits	$3,245	$5,820
Deferred compensation funding — short-term	2,236	1,499
Other current assets	10,382	8,393
Other prepaid expenses	5,071	6,084
Total prepaid expenses and other current assets	$20,934	$21,796

Note 16— Other Accrued Expenses and Current Liabilities

The Company’s other accrued expenses and current liabilities included the following amounts as of December 31, 2025 and
2024:

	December 31, 2025	December 31, 2024
	(in thousands)
Deferred ERC credits	$12,277	$—
Lease liability — short-term	5,357	8,422
Deferred revenue	8,930	4,474
Deferred compensation liability — short-term	2,236	1,499
Other accrued expenses	7,012	8,896
Other current liabilities	1,410	2,991
Total other accrued expenses and current liabilities	$37,222	$26,282

Note 17— Other Contingencies

Line of Credit

At December 31, 2025, the Company had a $300.0 million bank line of credit on which to draw for general corporate purposes. Amounts drawn under the line of credit generally bear interest at a floating rate, based on the Company’s leverage ratio, and starting at the Term Secured Overnight Financing Rate (“SOFR”) plus 165 basis points. The Company did not have any borrowings under the line of credit as of December 31, 2025 and December 31, 2024. The line of credit requires the Company to satisfy two financial covenants, with which the Company is in compliance as of December 31, 2025. The line of credit expires on November 22, 2027. The Company’s line of credit was amended on November 22, 2022 to, among other things, provide for a five-year unsecured revolving loan facility in the aggregate amount of $300.0 million with, at the Company’s option, the ability to increase the revolving loan commitments to an aggregate amount not to exceed $500.0 million.

At December 31, 2025, the Company had outstanding $47.7 million in irrevocable standby letters of credit, which relate to payment obligations under the Company’s insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $47.7 million to $252.3 million at December 31, 2025. On January 8, 2025, October 6, 2025, and January 20, 2026, the letters of credit were renewed, and they all expire in the first quarter of 2027.

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

Note 18 — Other Employee Benefit Plans

Retirement Savings Plan

The Company has a retirement savings plan for eligible employees (the “RSP”) under Section 401(k) of the Internal Revenue Code. The RSP allows eligible employees to contribute up to 15% of their eligible compensation on a pre-tax basis.

Note 19 — Related Party Transactions

During the years ended December 31, 2025 and 2024, the Company invested $0.1 million and $2.8 million, respectively, in Align+Engage LLC (“Align+Engage”), a healthcare technology company which specializes in the long-term and acute care markets which was accounted for as an equity method investment. The Company’s total investment represents a 25% ownership share of Align+Engage. During the years ended December 31, 2025 and 2024 Company recorded expenses of $0.8 million and $0.6 million, respectively, in connection with services provided by Align+Engage, including the use of an application by Company personnel.

Note 20— Accrued Insurance Claims

The Company currently has a Paid Loss Retrospective Insurance Plan for general liability, workers’ compensation, and other self-insurance programs, which comprised approximately 24.8% and 25.4% of the Company’s liabilities at December 31, 2025 and 2024, respectively. Under the Company’s insurance plans, predetermined loss limits are arranged with the Company’s insurance company to limit both per occurrence cash outlay and annual insurance plan cost. The Company’s accounting for this plan utilizes current valuations from a third-party actuary, which include assumptions based on data such as historical claims, pay-out experience, demographic factors, industry trends, severity factors and other actuarial calculations. In the event that the Company’s claims experience and/or industry trends result in an unfavorable change in the assumptions or outcomes, it would have an adverse effect on the Company’s results of operations and financial condition.

For general liability, workers’ compensation, and other self-insurance programs, the Company records both a reserve for the estimated future cost of claims and related expenses that have been reported but not settled, as well as an estimate of claims incurred but not reported developed by a third party actuary through review of the Company’s historical data and open claims.

In 2025, self-insurance liabilities decreased due to favorable $13.6 million adjustments after considering updated actuarial estimates for projected incurred losses on past claims. In 2024, self-insurance liabilities decreased due to a favorable $11.6 million adjustment after considering updated actuarial estimates for projected incurred losses on past claims. In 2023, self-insurance liabilities decreased due to a favorable $12.5 million adjustment after considering updated actuarial estimates for projected incurred losses on past claims.

Note 21 — Treasury Stock

On February 14, 2023, the Company’s Board of Directors authorized the repurchase of up to 7.5 million outstanding shares of common stock (the “2023 Repurchase Plan”). Pursuant to the 2023 Repurchase Plan, the Company repurchased 4.0 million shares of the Company’s common stock during the year ended December 31, 2025 for a total cost of $61.6 million inclusive of transaction costs. For the year ended December 31, 2024, the Company purchased 0.4 million shares of the Company's common stock for a total cost of $5.0 million inclusive of transaction costs. For the year ended December 31, 2023, the Company purchased 1.0 million shares of the Company's common stock for a total cost of $11.1 million inclusive of transaction costs.

Note 22 — Subsequent Events

The Company evaluated all subsequent events through the filing date of this Annual Report on Form 10-K. On February 10, 2026, the Company’s Board of Directors authorized the repurchase of up to 10.0 million outstanding shares of common stock (the “2026 Repurchase Plan”).

Except as noted above, the Company concluded that no events or transactions occurred during the subsequent reporting period that require recognition or additional disclosure in these financial statements.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive and principal financial officers, management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Audit Report on Internal Controls Over Financial Reporting of the Registered Public Accounting Firm

Grant Thornton LLP, the Company’s independent registered public accounting firm has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.

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

Item 9B. Other Information.

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The information regarding directors and executive officers and the Company’s insider trading policies are incorporated herein by reference to the Company’s definitive proxy statement to be mailed to its shareholders in connection with its 2026 Annual Meeting of Shareholders and to be filed within 120 days of the close of the year ended December 31, 2025.

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

Item 11.   Executive Compensation.

The information regarding executive compensation is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to shareholders in connection with its 2026 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2025.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the Company’s definitive proxy statement to be mailed to shareholders in connection with its 2026 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ending December 31, 2025.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information regarding certain relationships and related transactions, and director independence is incorporated herein by reference to the Company’s definitive proxy statement mailed to shareholders in connection with its 2026 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2025.

Item 14.   Principal Accountant Fees and Services.

The information regarding principal accountant fees and services is incorporated herein by reference to the Company’s definitive proxy statement mailed to shareholders in connection with its 2026 Annual Meeting of Shareholders and to be filed within 120 days of the close of the fiscal year ended December 31, 2025.

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

(b) See Item 15(a)(3) above.

(c) See Item 15(a)(2) above.

Item 16.   Form 10-K Summary.

None.

Healthcare Services Group, Inc.
Schedule II — Valuation and Qualifying Accounts and Reserves

Description	Beginning Balance	Charged to Costs and Expenses	Deductions	Ending Balance
	(in thousands)
2025
Allowance for Doubtful Accounts	$100,782	$83,079	$36,849	$147,012
2024
Allowance for Doubtful Accounts	$91,699	$46,760	$37,677	$100,782
2023
Allowance for Doubtful Accounts	$73,464	$35,604	$17,369	$91,699

Exhibit Index

The following Exhibits are filed as part of this Report (references are to Reg. S-K Exhibit Numbers):

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Date of Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Articles of Incorporation of the Registrant as of May 30, 2000	10-K	0-12015	3/21/2001	3.2	—
3.2	Amendment to the Amended and Restated Articles of Incorporation of the Registrant as of May 22, 2007	8-K	0-12015	5/24/2007	3.1	—
3.3	Amendment to the Amended and Restated Articles of Incorporation of the Registrant dated June 18, 2024	10-Q	0-12015	7/26/2024	3.1	—
3.4	Third Amended and Restated Bylaws of the Registrant as of February 13, 2024	10-K	0-12015	2/16/2024	3.4	—
4.1 (P)	Specimen Certificate of the Common Stock, $0.01 par value, of the Registrant	S-18	2-87625-W	—	4.1	—
4.2†	Healthcare Services Group, Inc. Employee Stock Purchase Plan	S-8	333-92835	12/15/1999	4(a)	—
4.3†	Healthcare Services Group, Inc. Amendment No. 3 to Employee Stock Purchase Plan	10-Q	0-12015	10/28/2016	4.1	—
4.4†	Amendment No. 4 to the Healthcare Services Group, Inc. Employee Stock Purchase Plan, dated as of July 20, 2021	10-Q	0-12015	7/23/2021	4.1	—
4.5†	Healthcare Services Group, Inc. Amended and Restated Deferred Compensation Plan	10-Q	0-12015	10/22/2012	10.1	—
4.6	Description of the Company's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	S-8	333-240096	7/24/2020	4.7	—
10.1†	Amended and Restated 2020 Omnibus Incentive Plan	8-K	0-12015	6/1/2023	10.1	—
10.2	$475,000,000 Revolving Credit Facility, dated as of December 21, 2018	8-K	0-12015	12/31/2018	10.1	—
10.3	$300,000,000 Amended Credit Agreement, dated as of November 22, 2022	8-K	0-12015	11/28/2022	10.1	—
10.4	Healthcare Services Group, Inc. Dividend Reinvestment Plan	S-3D	333-108182	8/22/2003	99.0	—
19	Healthcare Services Group, Inc. Insider Trading Policy	10-K	0-12015	2/16/2024	19.0	—
21	Subsidiaries of Healthcare Services Group, Inc.	—	—	—	—	X
23	Consent of Independent Registered Public Accounting Firm	—	—	—	—	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	—	—	—	—	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	—	—	—	—	X
32.1	Certification of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	—	—	—	—	X
97	Healthcare Services Group, Inc. Dodd-Frank Clawback Policy	—	—	—	—	X
101	The following financial information from the Company's Form 10-K for the fiscal year ended December 31, 2025, 2024, and 2023 were formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Stockholders' Equity, and (v) Notes to Consolidated Financial Statements	—	—	—	—	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)	—	—	—	—	X

†	Indicates a management plan or compensatory plan or arrangement.
(P)	Prior to digital copy

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 13, 2026	HEALTHCARE SERVICES GROUP, INC.
(Registrant)

	By:	/s/ Theodore Wahl
Theodore Wahl
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Theodore Wahl	Director and President & Chief Executive Officer	February 13, 2026
Theodore Wahl	(Principal Executive Officer)

/s/ Vikas Singh	Executive Vice President & Chief Financial Officer	February 13, 2026
Vikas Singh	(Principal Financial Officer)

/s/ Andrew M. Brophy	Senior Vice President & Chief Accounting Officer	February 13, 2026
Andrew M. Brophy	(Principal Accounting Officer)

/s/ Jude Visconto	Chairman of the Board	February 13, 2026
Jude Visconto

/s/ Diane S. Casey	Director	February 13, 2026
Diane S. Casey

/s/ Daniela Castagnino	Director	February 13, 2026
Daniela Castagnino

/s/ Laura Grant	Director	February 13, 2026
Laura Grant

/s/ John J. McFadden	Director	February 13, 2026
John J. McFadden

/s/ Dino D. Ottaviano	Director	February 13, 2026
Dino D. Ottaviano

/s/ Kurt Simmons, Jr.	Director	February 13, 2026
Kurt Simmons, Jr.

/s/ Thomas G. Whalen	Director	February 13, 2026
Thomas G. Whalen