Form 10-Q
period 2026-03-31
HEALTHCARE SERVICES GROUP INC
filed 2026-04-24
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $0.01 par value: 68,645,212 shares outstanding as of April 22, 2026.

Healthcare Services Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2026

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report and documents incorporated by reference into it may contain forward-looking statements within the meaning of federal securities laws, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “estimates,” “will,” “goal,” “intend” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services to the healthcare industry and primarily providers of long-term care; credit and collection risks associated with the healthcare industry; the impact of bank failures; our claims experience related to workers’ compensation, general liability and other insurance programs; the effects of changes in, or interpretations of laws and regulations governing the healthcare industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor-related matters such as minimum wage increases; the Company’s expectations with respect to selling, general and administrative expense; the impacts of past or future cyber attacks or breaches; global events including ongoing international conflicts and increased energy prices; and the risk factors described in Part I of our Form 10-K for the fiscal year ended December 31, 2025 under “Government Regulation of Customers,” “Service Agreements and Collections” and “Competition” and under Item 1A. “Risk Factors” in such Form 10-K.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

Healthcare Services Group, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31, 2026	December 31, 2025
ASSETS:	(unaudited)
Current assets:
Cash and cash equivalents	$136,172	$125,189
Restricted cash equivalents	97	5,577
Marketable securities, at fair value	42,442	42,774
Restricted marketable securities, at fair value	35,898	30,352
Accounts receivable, net (less allowances: $120,089 and $119,305)	299,443	281,303
Notes receivable — short–term portion, net (less allowances: $27,696 and $25,931)	29,068	31,243
Inventories and supplies	15,891	16,797
Taxes receivable	14,227	22,246
Prepaid expenses and other current assets	27,992	20,934
Total current assets	601,230	576,415
Property and equipment, net	27,032	27,586
Goodwill	79,797	79,797
Other intangible assets (less accumulated amortization of $43,580 and $42,931)	6,315	6,964
Notes receivable — long–term portion, net (less allowances: $1,953 and $1,776)	20,628	25,209
Deferred compensation funding, at fair value	52,995	55,909
Deferred tax assets	17,967	18,472
Other long-term assets	8,881	3,901
Total assets	$814,845	$794,253
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$83,124	$77,382
Accrued payroll and related taxes	50,043	31,400
Other accrued expenses and current liabilities	37,718	37,222
Accrued insurance claims	22,481	24,371
Total current liabilities	193,366	170,375
Accrued insurance claims — long-term	43,822	46,142
Deferred compensation liability — long-term	52,934	56,276
Lease liability — long-term	9,363	9,659
Other long-term liabilities	1,594	1,591
Commitments and contingencies (Note 17)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 200,000 shares authorized; 77,270 and 76,821 shares issued, and 68,931 and 69,596 shares outstanding	773	768
Additional paid-in capital	328,745	327,956
Retained earnings	309,731	283,668
Accumulated other comprehensive loss, net of taxes	(835)	(448)
Common stock in treasury, at cost, 8,339 and 7,225 shares	(124,648)	(101,734)
Total stockholders’ equity	$513,766	$510,210
Total liabilities and stockholders’ equity	$814,845	$794,253
See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues	$462,766	$447,662
Operating costs and expenses:
Costs of services provided	386,932	379,691
Selling, general and administrative expense	41,997	44,966
Other income (expense):
Investment and other income, net	1,069	1,284
Interest expense	(365)	(395)
Income before taxes	34,541	23,894

Income tax provision	8,481	6,666
Net income	$26,060	$17,228

Per share data:
Basic income per common share	$0.37	$0.23
Diluted income per common share	$0.37	$0.23

Weighted average number of common shares outstanding:
Basic	69,860	73,670
Diluted	71,049	73,961

Comprehensive income:
Net income	$26,060	$17,228
Other comprehensive income
Unrealized (loss) gain on available-for-sale marketable securities, net of taxes	(387)	503
Total comprehensive income	$25,673	$17,731

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$26,060	$17,228
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,806	3,878
Bad debt provision	3,784	1,088
Deferred income taxes	607	(1,473)
Share-based compensation expense	2,764	3,738
Amortization of premium on marketable securities	48	117
Unrealized loss on deferred compensation fund investments	1,583	1,448
Changes in other long-term liabilities	—	9
Net loss on disposals of property and equipment	91	113
Share of losses from equity method investment	—	(43)
Changes in operating assets and liabilities:
Accounts and notes receivable	(15,166)	2,241
Inventories and supplies	906	(525)
Prepaid expenses and other assets	(7,800)	(4,053)
Deferred compensation funding	1,545	976
Accounts payable and other accrued expenses	4,490	(5,512)
Accrued payroll, accrued and withheld payroll taxes	20,319	(4,591)
Deferred ERC credits	—	12,157
Income taxes receivable	8,018	1,212
Accrued insurance claims	(4,210)	2,174
Deferred compensation liability	(3,115)	(2,681)
Net cash from operating activities	43,730	27,501
Cash flows from investing activities:
Disposals of property and equipment	55	26
Additions to property and equipment	(1,398)	(1,743)
Cash paid for acquisition	—	(7,287)
Cash paid for investments	(4,575)	(2,125)
Purchases of marketable securities	(7,313)	(3,436)
Sales of marketable securities	1,682	95
Net cash from investing activities	(11,549)	(14,470)
Cash flows from financing activities:
Purchases of treasury stock	(23,964)	(7,036)
Payments of statutory withholding on net issuance of restricted stock units	(4,162)	(1,744)
Proceeds from the exercise of stock options	1,448	—
Net cash from financing activities	(26,678)	(8,780)
Net increase in cash, cash equivalents and restricted cash equivalents	5,503	4,251
Cash, cash equivalents and restricted cash equivalents at beginning of the period	130,766	60,131
Cash, cash equivalents and restricted cash equivalents at end of the period	$136,269	$64,382

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands) (Unaudited)

	For the three months ended March 31, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2026	76,821	$768	$327,956	$(448)	$283,668	$(101,734)	$510,210
Net income	—	—	—	—	26,060	—	26,060
Unrealized loss on available-for-sale marketable securities, net of taxes	—	—	—	(387)	—	—	(387)
Shares issued in connection with equity incentive plans, net of taxes	449	5	(2,718)	—	—	—	(2,713)
Share-based compensation expense	—	—	2,678	—	—	—	2,678
Purchases of treasury stock	—	—	—	—	—	(24,203)	(24,203)
Shares issued for Deferred Compensation Plan, net	—	—	387	—	—	56	443
Shares issued for Employee Stock Purchase Plan	—	—	442	—	—	1,233	1,675
Other	—	—	—	—	3	—	3
Balance, March 31, 2026	77,270	$773	$328,745	$(835)	$309,731	$(124,648)	$513,766

	For the three months ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2025	76,533	$765	$318,363	$(2,317)	$224,556	$(41,440)	$499,927
Net income	—	—	—	—	17,228	—	17,228
Unrealized gain on available-for-sale marketable securities, net of taxes	—	—	—	503	—	—	503
Shares issued in connection with equity incentive plans, net of taxes	276	3	(1,747)	—	—	—	(1,744)
Share-based compensation expense	—	—	3,685	—	—	—	3,685
Purchases of treasury stock	—	—	—	—	—	(7,036)	(7,036)
Shares issued for Deferred Compensation Plan, net	—	—	502	—	—	63	565
Shares issued for Employee Stock Purchase Plan	—	—	(72)	—	—	1,090	1,018
Other	—	—	—	—	52	—	52
Balance, March 31, 2025	76,809	$768	$320,731	$(1,814)	$241,836	$(47,323)	$514,198
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

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows. However, in the Company’s opinion, all adjustments which are of a normal recurring nature and are necessary for a fair presentation have been reflected in these consolidated financial statements. The balance sheet shown in this report as of December 31, 2025 has been derived from the audited financial statements for the year ended December 31, 2025. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for any future period.

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

The Company’s financial instruments that are measured at fair value on a recurring basis consist of marketable securities, restricted marketable securities and deferred compensation fund investments. The carrying value of other financial instruments such as cash and cash equivalents, restricted cash equivalents, accounts and short-term notes receivable, accounts payable and all other current accrued liabilities approximate their fair values at March 31, 2026 or December 31, 2025, due to the short period of time to maturity or repayment.

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

	March 31, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$136,172	$125,189
Restricted cash equivalents[1]	97	5,577
Total cash and cash equivalents and restricted cash equivalents	$136,269	$130,766
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

Revenue Recognition

The Company recognizes revenue from contracts with customers when or as the promised goods and services are provided to customers. Revenues are reported net of sales taxes that are collected from customers and remitted to taxing authorities. The amount of revenue recognized by the Company is based on the expected value of consideration to which the Company is entitled in exchange for providing the contracted goods and services and when it is probable that the Company will collect substantially all of such consideration. Refer to Note 3—Revenue herein for more information regarding the Company’s revenue recognition policy.

Leases

The Company records assets and liabilities on the Consolidated Balance Sheets to recognize the rights and obligations arising from leasing arrangements with contractual terms greater than 12 months. A leasing arrangement includes any contract which entitles the Company to the right of use of an identified tangible asset where there are no restrictions as to the direct use of the asset and the Company obtains substantially all of the economic benefits from the right of use.

Debt Issuance Costs

Debt issuance costs incurred in connection with debt modifications, refinancings, or extinguishments are accounted for in accordance with Accounting Standards Codification (“ASC”) subsection 470-50, Debt—Modifications and Extinguishments. Debt issuance costs associated with revolving credit facilities are capitalized within prepaid expenses and other current assets on the Consolidated Balance Sheets and amortized to interest expense on the Consolidated Statements of Comprehensive Income over the term of the related borrowing on a straight-line basis.

Investment in Affiliates

Investments in affiliates that are equal to or less than 50%-owned and over which the Company can exercise significant influence are accounted for using the equity method of accounting. Investments under the equity method are recorded at cost and subsequently adjusted for contributions, distributions and net income or loss attributable to the Company’s ownership interest based on the governing agreement.

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

No impairment loss was recognized on the Company’s intangible assets or goodwill during the three months ended March 31, 2026 and 2025.

Treasury Stock

Treasury stock purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Gains or losses on the subsequent reissuance of shares are credited or charged to additional paid-in capital.

Accrued Insurance Claims

The Company self-insures losses related to general liability, workers’ compensation and other claims up to predetermined loss limits and purchases excess insurance for amounts above these loss limits. With the assistance of third-party actuaries, the Company calculates an expected loss rate for claims retained under the self-insurance program and calculates loss reserve estimates for previously incurred liabilities on a quarterly basis. The Company employs loss development assumptions based on claims history, developments in the Company’s industry, regulatory, and other trends, periodic claims development, and incurred-but-not-reported losses using loss development factors based upon historical experience. The actual cost to settle accrued insurance claims may differ from reserve estimates due to changes in the factors mentioned above. Adjustments to previously incurred reserve estimates are recorded in income in the period which the estimate was revised.

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

Concentrations of Credit Risk

The Company’s financial instruments that are subject to credit risk are cash and cash equivalents, restricted cash equivalents, marketable securities, restricted marketable securities, deferred compensation funding and accounts and notes receivable. At March 31, 2026 and December 31, 2025, the majority of the Company’s cash and cash equivalents, restricted cash equivalents, marketable securities and restricted marketable securities were held in two large financial institutions located in the United States. The Company’s marketable securities and restricted marketable securities are fixed income investments which are highly liquid and can be readily purchased or sold through established markets. The Company’s deferred compensation funding consists of fund and money market investments all of which are highly liquid and held in a trust account.

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

Significant Customers

No single customer or customer group represented more than 10% of our consolidated revenues for the three months ended March 31, 2026 or 2025.

Government Grants

The Company accounts for government grants by analogy to International Accounting Standard (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance and recognizes income when there is reasonable assurance that the receipt of credits and compliance with the terms of the government grants are obtained. See Note 2—Employee Retention Credit for additional detail on Employee Retention Tax Credit (“ERC”) refunds.

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”), which establishes U.S. GAAP, issued Accounting Standards Update (“ASU”) 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which amends the codification to enhance disclosures about a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions. The amendments are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends and improves the existing rules for internal-use software, including clarifying when capitalization of software development costs should begin, providing more operable criteria that better align with modern development practices (such as agile and iterative methods), and reducing diversity in practice for cloud computing arrangements. The amendment is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption is permitted, with prospective application required. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

Note 2—Employee Retention Credit

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act provided the ERC, which allows employers to claim a refundable tax credit against the employer share of Social Security tax equal to 50% of the qualified wages paid to employees from March 13, 2020 through December 31, 2020. The ERC was subsequently expanded in 2021 for employers to claim a refundable tax credit for 70% of the qualified wages paid to employees from January 1, 2021 through September 30, 2021. Refunds received by the Company and refunds obtained in any future periods are subject to IRS audit under the applicable statutes of limitations.

On July 4, 2025, the U.S. Government enacted the One Big Beautiful Bill Act (“OBBBA”), which included provisions impacting the ERC including imposing an extended statute of limitations for the IRS to audit ERC filings for the quarter ended September 30, 2021. The OBBBA did not include any provisions extending the statute of limitations for auditing ERC filings for quarters ended March 31, 2020 through June 30, 2021. Following the passing of the OBBBA, the Company determined that the statute of limitations had expired for filings for quarters ended June 30, 2020 through June 30, 2021 and that the Company obtained reasonable assurance over receipt of, and compliance with, the terms of the ERC for refunds received from the IRS for those periods.

At March 31, 2026, the Company has recorded a deferred ERC credit liability of $12.3 million within “Other accrued expenses and current liabilities” on the Consolidated Balance Sheets related to ERC refunds received for amended returns filed for the quarter ended September 30, 2021. The Company will recognize income on the deferred liability and future ERC refunds received once the Company determines reasonable assurance that compliance with the terms of the ERC has been obtained.

Note 3—Revenue

The Company presents its consolidated revenues disaggregated by reportable segment, as management evaluates the nature, amount, timing and uncertainty of the Company’s revenues by segment. Refer to Note 13—Segment Information herein as well as the information below regarding the Company’s reportable segments.

Environmental Services

Environmental Services accounted for $208.3 million and $196.3 million of the Company’s consolidated revenues for the three months ended March 31, 2026 and 2025, respectively, which represented approximately 45.0% and 43.9% of the Company’s revenues in each respective period. Environmental Services consist of managing customers’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the customers’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the customers’ facilities. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

Dietary

Dietary services accounted for $254.5 million and $251.3 million of the Company’s consolidated revenues for the three months ended March 31, 2026 and 2025, respectively, which represented approximately 55.0% and 56.1% of the Company’s revenues in each respective period. Dietary services consist of managing customers’ dietary departments which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support provided by a District Manager specializing in dietary services. The Company also offers clinical consulting services to facilities which if contracted is a service bundled within the monthly service provided to customers. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate dietitian services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

Revenue Recognition

The Company’s revenues are derived from contracts with customers. The Company recognizes revenue to depict the transfer of promised goods and services to customers in amounts that reflect the consideration to which the Company is entitled in exchange for those goods and services. The Company’s costs of obtaining contracts are not material.

The Company performs services and provides goods in accordance with its contracts with its customers. Such contracts typically provide for a renewable service term, cancellable by either party upon 30 to 90 days’ notice, after an initial period of 60 to 120 days. A performance obligation is the unit of account under ASC 606 - Revenues from Contracts with Customers (“ASC 606”) and is defined as a promise in a contract to transfer a distinct good or service to the customer. The Company’s Environmental Services and Dietary contracts relate to the provision of bundles of goods, services or both, which represent a series of distinct goods and services that are substantially the same and that have the same pattern of transfer to the customer. The Company accounts for the series as a single performance obligation satisfied over time, as the customer simultaneously receives and consumes the benefits of the goods and services provided. Revenue is recognized using the output method, which is based upon the delivery of services to and provision of services at the customers’ facilities. In limited cases, the Company provides goods, services or both before the execution of a contract. In these cases, the Company defers the recognition of revenue until a contract is executed. Deferred revenue related to these arrangements was $0.1 million at both March 31, 2026 and December 31, 2025. Of the deferred revenue balance as of December 31, 2025, the Company recognized less than $0.1 million of revenue during the three months ended March 31, 2026.

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

The Company allocates the transaction price to each performance obligation noting that the bundle of goods, services or goods and services provided under each Environmental Services and Dietary contract represents a single performance obligation that is satisfied over time. The Company recognizes the related revenue when it satisfies the performance obligation by transferring a bundle of promised goods, services or both to a customer. Such recognition is on a monthly or weekly basis, as goods are provided and services are performed. In some cases, the Company requires customers to pay in advance for goods and services to be provided. As of March 31, 2026, the value of the contract liabilities associated with customer prepayments was $1.8 million. As of December 31, 2025, the value of the contract liabilities associated with customer prepayments was $3.9 million. The Company recognized $2.2 million of revenue during the three months ended March 31, 2026 which was recorded as a contract liability on December 31, 2025. The Company recognized $2.3 million of revenue during the three months ended March 31, 2025 which was recorded as a contract liability on December 31, 2024.

Transaction Price Allocated to Remaining Performance Obligations

The Company recognizes revenue as it satisfies the performance obligations associated with contracts with customers which, due to the nature of the goods and services provided by the Company, are satisfied over time. Contracts may contain transaction prices that are fixed, variable or both. The Company’s contracts with customers typically provide for an initial term with renewable service terms, cancellable by either party upon 30 to 90 days’ notice after an initial period of 60 to 120 days. The Company has elected to apply the practical expedient that permits exclusion of information about the remaining performance obligations with original expected durations of one year or less. There were no remaining performance obligations with original expected durations of one year or longer as of March 31, 2026.

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

At March 31, 2026, the face value and discounted value of notes receivable with imputed interest were $30.8 million and $29.0 million, respectively. At December 31, 2025, the face value and discounted value of notes receivable with imputed interest were $33.6 million and $31.5 million, respectively. The effective interest rates applied on notes with imputed interest at March 31, 2026 and December 31, 2025 was 6.2%, respectively.

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

The Company evaluates its accounts and notes receivable for expected credit losses quarterly. Accounts receivable are evaluated based on internally developed credit quality indicators derived from the aging of receivables. Notes receivable are evaluated based on internally developed credit quality indicators derived from management’s assessment of collection risk. At the end of each period, the Company sets a reserve for expected credit losses on standard accounts and notes receivable based on the Company’s historical loss rates. Accounts and notes receivable with an elevated risk profile, which are from customers who have filed bankruptcy or are subject to collections activity, are aggregated and evaluated to determine the total reserve for the class of receivable. Additionally, for notes receivable management evaluates standard receivables based on whether the customer is current (paying within 60 days of terms) or delinquent (paying outside of 60 days of terms).

On July 9, 2025, Genesis Healthcare, Inc. (“Genesis”) filed for Chapter 11 bankruptcy protection in the Northern District of Texas. As of March 31, 2026, the Company had outstanding accounts and notes receivable due from Genesis of $50.4 million and $20.4 million, respectively. Upon review of the bankruptcy petition, the Company identified the Genesis accounts and notes receivables as separate loss pools for evaluating the collectability of the receivables due to the size of the outstanding balances and the assessed unlikelihood of any potential recovery. As of March 31, 2026, the Company assessed a 100% allowance on the outstanding balances of both the accounts and notes receivable due from Genesis.

ASC 326 permits entities to make an accounting policy election not to measure an estimate for credit losses on accrued interest if those entities write off accrued interest deemed uncollectible in a timely manner. The Company follows an income recognition policy on all interest earned on notes receivable. Under such policy the Company accounts for all notes receivable on a non-accrual basis and defers the recognition of any interest income until receipt of cash payments. This policy was established based on the Company’s history of collections of interest on outstanding notes receivable, as we do not deem it probable that we will receive substantially all interest on outstanding notes receivable. Accordingly, the Company does not record a credit loss adjustment for accrued interest. Interest income from notes receivable for the three months ended March 31, 2026 and 2025 was $0.7 million and $1.3 million, respectively.

The following table presents the Company’s four tiers of notes receivable as of and for the three months ended March 31, 2026 further disaggregated by year of origination, as well as write-off activity:

	Notes receivable
	Amortized cost basis by origination year
	2026	2025	2024	2023	2022	Prior	Total
	(in thousands)
Notes receivable
Standard notes receivable	$7,093	$36,465	$4,221	$1,182	$3,002	$—	$51,963
Delinquent notes receivable	$157	$193	$1,040	$585	$—	$—	$1,975
Genesis notes receivable	$—	$—	$—	$—	$—	$20,410	$20,410
Elevated risk notes receivable	$—	$—	$—	$1,538	$1,811	$1,779	$5,128

Current-period gross write-offs	$—	$—	$3	$74	$—	$101	$178
Current-period recoveries	—	—	—	—	—	—	—
Current-period net write-offs	$—	$—	$3	$74	$—	$101	$178

The following table provides information as to the status of payment on the Company’s notes receivable which were past due as of March 31, 2026:

	Age analysis of past-due notes receivable as of March 31, 2026
	0 - 90 Days	91 - 180 Days	Greater than 181 Days	Total
	(in thousands)
Notes receivable
Standard notes receivable	$444	$—	$—	$444
Delinquent notes receivable	243	28	736	1,007
Genesis notes receivable	—	—	20,410	20,410
Elevated risk notes receivable	—	—	5,128	5,128
	$687	$28	$26,274	$26,989

The following tables provide a summary of the changes in the Company’s allowance for doubtful accounts on a portfolio segment basis for the three months ended March 31, 2026 and 2025, respectively:

	Allowance for doubtful accounts
Portfolio Segment:	December 31, 2025	Write-Offs[1]	Bad Debt Expense	March 31, 2026
	(in thousands)
Accounts receivable
Aged accounts receivable	$68,910	$(880)	$1,664	$69,694
Genesis accounts receivable	50,395	—	—	50,395
Total accounts receivable	$119,305	$(880)	$1,664	$120,089

Notes receivable
Standard notes receivable	$3,587	$—	$902	$4,489
Delinquent notes receivable	1,270	(178)	(470)	622
Genesis notes receivable	20,410	—	—	20,410
Elevated risk notes receivable	2,440	—	1,688	4,128
Total notes receivable	$27,707	$(178)	$2,120	$29,649
Total accounts and notes receivable	$147,012	$(1,058)	$3,784	$149,738
1.Write-offs are shown net of recoveries. During the three months ended March 31, 2026, the Company collected $1.5 million of accounts and notes receivable which had previously been written-off as uncollectible.

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

Note 6—Changes in Accumulated Other Comprehensive Loss by Component

The Company’s accumulated other comprehensive loss consists of unrealized gains and losses from the Company’s available-for-sale marketable securities and restricted marketable securities. The following table provides a summary of the changes in accumulated other comprehensive loss for the three months ended March 31, 2026 and 2025:

	Unrealized Gains and Losses on Available-for-Sale Securities¹
	Three Months Ended March 31,
	2026	2025
	(in thousands)
Accumulated other comprehensive loss — beginning balance	$(448)	$(2,317)
Other comprehensive (loss) income before reclassifications	(355)	501
(Loss) income reclassified from other comprehensive income²	(32)	2
Net current period other comprehensive (loss) income³	(387)	503
Accumulated other comprehensive loss — ending balance	$(835)	$(1,814)
1.All amounts are net of tax.
2.Realized gains and losses were recorded pre-tax under “Investment and other income, net” in the Consolidated Statements of Comprehensive Income. For the three months ended March 31, 2026 and 2025, the Company recorded realized losses of less than $0.1 million from the sale of available-for-sale securities. Refer to Note 10—Fair Value Measurements herein for further information.
3.For each of the three months ended March 31, 2026 and 2025, the changes in accumulated other comprehensive loss were net of a tax expense of less than $0.1 million, respectively.

The following table provides a rollforward of amounts reclassified from accumulated other comprehensive loss to realized losses for the three and three months ended March 31, 2026 and 2025:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	2026	2025
	(in thousands)
Three Months Ended March 31,
Losses from the sale of available-for-sale securities	$(40)	$(2)
Tax benefit	8	—
Net losses reclassified from accumulated other comprehensive loss	$(32)	$(2)

Note 7—Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded over the estimated useful life of each class of depreciable asset and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

The following table sets forth the amounts of property and equipment by each class of depreciable asset as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(in thousands)
EVS and Dietary equipment	$18,487	$18,571
Computer hardware and software	9,466	9,185
Operating lease — right-of-use assets	30,197	30,933
Other[1]	1,140	1,145
Total property and equipment, at cost	59,290	59,834
Less accumulated depreciation[2]	32,258	32,248
Total property and equipment, net	$27,032	$27,586
1.Includes furniture and fixtures, leasehold improvements, automobiles and trucks.
2.Includes $16.8 million and $16.7 million related to accumulated depreciation on Operating lease – right-of-use assets as of March 31, 2026 and December 31, 2025, respectively.

Depreciation expense was $3.2 million for each of the three months ended March 31, 2026 and 2025, respectively. Of the depreciation expense recorded for the three months ended March 31, 2026 and 2025, $1.9 million and $2.1 million related to the depreciation of the Company’s operating lease - right-of-use assets (“ROU Assets”), respectively.

At March 31, 2026 and 2025, accrued purchases of property and equipment were $0.6 million and $0.7 million, respectively.

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

Components of lease expense are presented below for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Lease cost
Operating lease cost	$1,702	$2,103
Short-term lease cost	96	174
Variable lease cost	1,106	530
Total lease cost	$2,904	$2,807

Supplemental information is presented below for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
	(dollar amounts in thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,578	$2,210
Weighted-average remaining lease term — operating leases	5.5 years	2.6 years
Weighted-average discount rate — operating leases	6.4%	6.9%

During the three months ended March 31, 2026, the Company’s ROU Assets and lease liabilities were reduced by $0.4 million. due to lease cancellations. During the three months ended March 31, 2025, the Company's ROU Assets and lease liabilities were reduced by $1.3 million, due to lease cancellations.

The following is a schedule by calendar year of future minimum lease payments under operating leases that have remaining terms as of March 31, 2026:

Period/Year	Operating Leases
(in thousands)
April 1 to December 31, 2026	$4,242
2027	4,005
2028	2,074
2029	1,289
2030	1,235
2031 and thereafter	4,605
Total minimum lease payments	$17,450
Less: imputed interest	2,796
Present value of lease liabilities	$14,654

Note 9—Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses. Goodwill is not amortized but is evaluated for impairment on an annual basis or more frequently if impairment indicators arise. To date, the Company has not recognized an impairment of its goodwill.

The following table sets forth the amounts of goodwill by reportable segment as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Environmental Services	$46,645	$46,645
Dietary	33,152	33,152
Total Goodwill	$79,797	$79,797

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

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remainder of 2026, the following five fiscal years and thereafter:

Period/Year	Total Amortization Expense
(in thousands)
April 1 to December 31, 2026	$1,945
2027	$1,127
2028	$545
2029	$545
2030	$545
2031	$545
Thereafter	$1,063

Amortization expense for the three months ended March 31, 2026 and 2025 was $0.6 million and $0.7 million, respectively.

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

The Company’s marketable securities and restricted marketable securities are held by the Company’s captive insurance company to satisfy capital requirements of the state regulator related to captive insurance companies. Restricted marketable securities are held by the Company’s captive insurance company as collateral for certain insurance coverages. Such securities are primarily comprised of municipal bonds, treasury notes, corporate bonds and other government bonds which are classified as available-for-sale and are reported at fair value. Unrealized gains and losses associated with these investments are included in “Unrealized (loss) gain on available-for-sale marketable securities, net of taxes” within the Consolidated Statements of Comprehensive Income. Marketable securities and restricted marketable securities are classified within Level 2 of the fair value hierarchy, as these securities are measured using quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable. Such valuations are determined by a third-party pricing service. For the three months ended March 31, 2026 and 2025, the Company recorded unrealized losses, net of taxes of $0.4 million and gains, net of taxes of $0.5 million on marketable securities and restricted marketable securities, respectively.

For the three months ended March 31, 2026 and 2025, the Company received total proceeds of $1.6 million and less than $0.1 million, respectively, from sales of available-for-sale marketable securities. These sales resulted in realized losses of less than $0.1 million during the three months ended March 31, 2026 and 2025, respectively. Such losses were recorded in “Investment and other income, net” in the Consolidated Statements of Comprehensive Income. The basis for the sale of these securities was the specific identification of each security sold during the period.

As part of an acquisition in 2025, the Company paid consideration to the seller based on post-acquisition revenues. The Company recorded a liability for the expected future consideration within Other long-term liabilities on the Consolidated Balance Sheets. The fair value of this liability is measured using forecasted sales models (Level 3). The Company records gains and losses from this liability within “Selling, general and administrative expense” in the Consolidated Statements of Comprehensive Income related to the measurement of the liability at each reporting date. For the three months ended March 31, 2026 and 2025, the Company recorded less than $0.1 million of unrealized losses related to changes in valuation of this liability.

The investments under the deferred compensation plan are accounted for as trading securities and unrealized gains or losses are recorded within “Investment and other income, net” in the Consolidated Statements of Comprehensive Income. The fair values of these investments are determined based on quoted market prices (Level 1) or the net asset value (“NAV”) of underlying share investments (Level 2). For the three months ended March 31, 2026 and 2025, the Company recorded unrealized losses of $1.6 million and $1.4 million, respectively, related to trading securities still held at the respective reporting dates.

The following table summarizes the contractual maturities of debt securities held as of March 31, 2026 and December 31, 2025, which are classified within “Marketable securities, at fair value” and “Restricted marketable securities, at fair value” in the Consolidated Balance Sheets:

	Debt Securities — Available-for-Sale
Contractual maturity:	March 31, 2026	December 31, 2025
	(in thousands)
Marketable securities, at fair value
Maturing in one year or less	$4,453	$4,424
Maturing in second year through fifth year	9,228	10,850
Maturing in sixth year through tenth year	21,691	21,962
Maturing after ten years	7,070	5,538
Total marketable securities, at fair value	$42,442	$42,774
Restricted marketable securities, at fair value
Maturing in one year or less	5,331	4,635
Maturing in second year through fifth year	19,775	15,011
Maturing in sixth year through tenth year	9,758	9,653
Maturing after ten years	1,034	1,053
Total restricted marketable securities, at fair value	$35,898	$30,352
Total debt securities — available-for-sale	$78,340	$73,126

The following table shows the amortized cost, unrealized gains and losses, and estimated fair value of the Company’s debt securities as of March 31, 2026 and December 31, 2025:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Credit Impairment Losses[1]
March 31, 2026	(in thousands)
Type of security:
Marketable securities
Municipal bonds — taxable	$4,146	$6	$(87)	$4,065	$—
Municipal bonds — non-taxable	39,658	51	(1,332)	38,377	—
Total marketable securities	$43,804	$57	$(1,419)	$42,442	$—
Restricted marketable securities
U.S. treasury bonds	$13,688	$72	$(38)	$13,722	$—
U.S. government agency bonds	1,222	2	—	1,224	—
International fixed income bonds	731	—	—	731	—
Corporate bonds	10,699	90	(24)	10,765	—
Municipal bonds — taxable	9,260	201	(5)	9,456	—
Total restricted marketable securities	$35,600	$365	$(67)	$35,898	$—
Total debt securities — available-for-sale	$79,404	$422	$(1,486)	$78,340	$—

December 31, 2025
Type of security:
Marketable securities
Municipal bonds — taxable	$4,115	$1	$(70)	$4,046	$—
Municipal bonds — non-taxable	39,827	124	(1,223)	38,728	—
Total marketable securities	$43,942	$125	$(1,293)	$42,774	$—
Restricted marketable securities
U.S. treasury bonds	$9,904	$148	$(15)	$10,037	$—
U.S. government agency bonds	1,210	5	—	1,215	—
International fixed income bonds	733	3	—	736	—
Corporate bonds	8,682	177	(1)	8,858	—
Municipal bonds — taxable	9,222	284	—	9,506	—
Total restricted marketable securities	$29,751	$617	$(16)	$30,352	$—
Total debt securities — available-for-sale	$73,693	$742	$(1,309)	$73,126	$—
1.The Company performs a credit impairment loss assessment quarterly on an individual security basis. As of March 31, 2026 and December 31, 2025, no allowance for credit loss has been recognized as the issuers of these securities have not established a cause for default and various rating agencies have reaffirmed each security’s investment grade status. The fair value of these securities have fluctuated since the purchase date as market interest rates fluctuate. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of the securities’ amortized cost basis.

The following tables provide fair value measurement information for the Company’s financial assets, including marketable securities, restricted marketable securities and deferred compensation plan investments as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
			Fair Value Measurement Using:
(amounts in thousands)	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities
Municipal bonds — taxable	$4,065	$4,065	$—	$4,065	$—
Municipal bonds — non-taxable	38,377	38,377	—	38,377	—
Total marketable securities	$42,442	$42,442	$—	$42,442	$—

Restricted marketable securities
U.S. treasury bonds	$13,722	$13,722	$—	$13,722	$—
U.S. government agency bonds	1,224	1,224	—	1,224	—
International fixed income bonds	731	731	—	731	—
Corporate bonds	10,765	10,765	—	10,765	—
Municipal bonds — taxable	9,456	9,456	—	9,456	—
Total restricted marketable securities	$35,898	$35,898	$—	$35,898	$—

Deferred compensation plan
Money market[1]	$1,830	$1,830	$—	$1,830	$—
Commodities	424	424	424	—	—
Fixed income	5,224	5,224	5,224	—	—
International	6,172	6,172	6,172	—	—
Large cap blend	8,794	8,794	8,794	—	—
Large cap growth	17,400	17,400	17,400	—	—
Large cap value	7,267	7,267	7,267	—	—
Mid cap blend	4,053	4,053	4,053	—	—
Real estate	391	391	391	—	—
Small cap blend	3,462	3,462	3,462	—	—
Total deferred compensation plan[2]	$55,017	$55,017	$53,187	$1,830	$—

	As of December 31, 2025
			Fair Value Measurement Using:
(amounts in thousands)	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable securities
Municipal bonds — taxable	$4,046	$4,046	$—	$4,046	$—
Municipal bonds — non-taxable	38,728	38,728	—	38,728	—
Total marketable securities	$42,774	$42,774	$—	$42,774	$—

Restricted marketable securities
U.S. treasury bonds	$10,037	$10,037	$—	$10,037	$—
U.S. government agency bonds	1,215	1,215	—	1,215	—
International fixed income bonds	736	736	—	736	—
Corporate bonds	8,858	8,858	—	8,858	—
Municipal bonds — taxable	9,506	9,506	—	9,506	—
Total restricted marketable securities	$30,352	$30,352	$—	$30,352	$—

Deferred compensation plan
Money market[1]	$1,965	$1,965	$—	$1,965	$—
Commodities	361	361	361	—	—
Fixed income	5,190	5,190	5,190	—	—
International	6,320	6,320	6,320	—	—
Large cap blend	8,513	8,513	8,513	—	—
Large cap growth	20,425	20,425	20,425	—	—
Large cap value	7,485	7,485	7,485	—	—
Mid cap blend	4,059	4,059	4,059	—	—
Real estate	389	389	389	—	—
Small cap blend	3,438	3,438	3,438	—	—
Deferred compensation plan[2]	$58,145	$58,145	$56,180	$1,965	$—
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
2.The deferred compensation plan carrying amounts and total fair value amounts as of March 31, 2026 and December 31, 2025 are inclusive of $2.0 million and $2.2 million of holdings expected to be paid to former employees within the next twelve months which were recorded under “Prepaid expenses and other current assets” in the Company’s Consolidated Balance Sheets.

Note 11—Share-Based Compensation

The components of the Company’s share-based compensation expense for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Stock options	$295	$1,568
Restricted stock units and deferred stock units	1,869	1,765
Performance stock units	514	352
Employee Stock Purchase Plan	86	53
Total share-based compensation expense	$2,764	$3,738

At March 31, 2026, the unrecognized compensation cost related to unvested stock options and awards was $28.4 million. The weighted average period over which these awards will vest was approximately 3.2 years.

The following table summarizes the components of share-based compensation expense included within the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Selling, general and administrative expense	$2,742	$3,724
Costs of services provided	22	14
Total share-based compensation expense	$2,764	$3,738

Amended 2020 Omnibus Incentive Plan

On May 26, 2020, the Company adopted the 2020 Omnibus Incentive Plan (the “2020 Plan). On May 30, 2023, the Company increased the authorized shares under the 2020 Omnibus Incentive Plan (as amended, the “Amended 2020 Plan”) by 2.5 million shares. The Amended 2020 Plan provides that current or prospective officers, employees, non-employee directors and advisors can receive share-based awards such as stock options, PSUs, RSUs, and other stock awards. The Amended 2020 Plan seeks to encourage profitability and growth of the Company through short-term and long-term incentives consistent with the Company’s operating objectives.

As of March 31, 2026, 5.6 million shares of common stock were reserved for issuance under the Amended 2020 Plan, of which 1.3 million are available for future grant. The amount of shares available for issuance under the Amended 2020 Plan will increase when outstanding awards under the Company’s Second Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”) are subsequently forfeited, terminated, lapsed or satisfied thereunder in cash or property other than common stock. No stock award will have a term in excess of 10 years. The Nominating, Compensation and Stock Option Committee (the “NCSO”) of the Board of Directors is responsible for determining the terms of the grants in accordance with the Amended 2020 Plan.

Stock Options

A summary of stock options outstanding under the Amended 2020 Plan and the 2012 Plan as of December 31, 2025 and changes during the three months ended March 31, 2026 are as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price
	(in thousands)
December 31, 2025	2,486	$25.99
Granted	—	$—
Exercised	(91)	$15.91
Forfeited	—	$—
Expired	(299)	$34.21
March 31, 2026	2,096	$25.25

There were no stock options granted during the three months ended March 31, 2026. The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2025 was $6.08 per common share. The total intrinsic value of stock options exercised during the three months ended March 31, 2026 was 0.1 million. No stock options were exercised during the three months ended March 31, 2025.

There were no stock option awards granted during the three months ended March 31, 2026. The fair value of stock option awards granted during the three months ended March 31, 2025 was estimated on the dates of grant using the Black-Scholes option valuation model with the following assumptions:

2025
Risk-free interest rate	4.5%
Weighted average expected life	7.2 years
Expected volatility	42.1%
Dividend yield	—%

The following table summarizes other information about the stock options at March 31, 2026:

March 31, 2026
(amounts in thousands, except per share data)
Outstanding:
Aggregate intrinsic value	$5,121
Weighted average remaining contractual life	4.9 years
Exercisable:
Number of options	1,555
Weighted average exercise price	$29.73
Aggregate intrinsic value	$1,803
Weighted average remaining contractual life	3.9 years

Restricted Stock Units and Deferred Stock Units

The fair value of outstanding RSUs and DSUs was determined based on the market price of the shares on the date of grant. During the three months ended March 31, 2026, the Company granted 0.5 million RSUs and DSUs with a weighted average grant-date fair value of $18.08 per unit. During the three months ended March 31, 2025, the Company granted 0.7 million RSUs and DSUs to its employees with a weighted average grant-date fair value of $11.75 per unit.

A summary of the outstanding RSUs and DSUs as of December 31, 2025 and changes during the three months ended March 31, 2026 is as follows:

	Restricted Stock Units & Deferred Stock Units
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2025	1,791	$12.68
Granted	474	$18.08
Vested	(471)	$14.03
Forfeited	(16)	$13.41
March 31, 2026	1,778	$13.75

The Company grants DSUs to non-employee directors. Once vested, the recipient is entitled to receive a lump sum payment of a number of shares equal to the total number of DSUs issued to such recipient upon the first to occur of (i) the five year anniversary of the date of grant, (ii) the recipient’s death, disability or separation of service from the Board, or (iii) a change of control (as defined by the Amended 2020 Plan). Non-employee directors can also elect to receive their Board of Directors retainer in the form of DSUs in lieu of cash. DSUs issued in lieu of cash for retainers vest immediately. The number of DSUs granted to these directors is determined based on the stock price on the award date and approximates the cash value the directors would otherwise receive for their retainer. Three non-employee directors elected to receive DSUs in lieu of cash for their 2026 Board of Directors retainer.

On May 27, 2025, the NCSO granted an aggregate of 25,000 DSUs to the Company’s non-employee directors. Each DSU award grant vests in one year. The unrecognized share-based compensation cost of outstanding DSU awards at March 31, 2026 is $0.1 million and is expected to be recognized over a weighted-average period of 0.2 years.

Performance Stock Units

On January 5, 2026, the NCSO granted 0.2 million PSUs to the Company’s executive officers. Such PSUs are contingent upon the achievement of certain total shareholder return (“TSR”) targets as compared to the TSR of the Russell 2000 Index and the participant’s continued employment with the Company for the three year period ending December 31, 2028, the date at which such awards vest. The unrecognized share-based compensation cost of the TSR-based PSU awards at March 31, 2026 is $4.5 million and is expected to be recognized over a weighted-average period of 1.6 years.

A summary of the outstanding PSUs as of December 31, 2025 and changes during the three months ended March 31, 2026 is as follows:

	Performance Stock Units
	Number	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2025	304	$14.00
Granted	186	$21.12
Vested	(108)	$16.20
Forfeited	—	$—
March 31, 2026	382	$16.84

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

Under the ESPP, the Company is authorized to issue up to 4.1 million shares of its common stock to its employees. Pursuant to such authorization, there are 1.6 million shares available for future grant at March 31, 2026. Under the terms of the ESPP, participants may contribute through payroll deductions up to $21,250 (85% of IRS limitation) of their compensation toward the purchase of the Company’s common stock. No employee may purchase common stock which exceeds $25,000 in fair market value (determined on the option date) for each calendar year. The per share option price is equal to the lower of 85% of the fair market price on the first day of the offering period, or 85% of the fair market price on the last day of the offering period

The expense associated with the options granted under the ESPP during the three months ended March 31, 2026 and 2025 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.5%	4.2%
Weighted average expected life (years)	1.0	1.0
Expected volatility	43.9%	39.3%
Dividend yield	—%	—%

Deferred Compensation Plan

The Company offers a Supplemental Executive Retirement Plan (“SERP”) for executives and certain key employees. The SERP is not qualified under Section 401 of the Internal Revenue Code. The SERP allows participants to defer up to 25% of their earned income on a pre-tax basis and as of the last day of each plan year, each participant will be credited with a 25% match on the first 15% of earnings deferred in the form of the Company’s common stock based on the then-current market value. SERP participants fully vest in the Company’s matching contribution three years from the first day of the initial year of participation. The income deferred and the matching contributions are unsecured and subject to the claims of the Company’s general creditors.

Under the SERP, the Company is authorized to issue 1.0 million shares of its common stock to its employees. Pursuant to such authorization, the Company has 0.1 million shares available for future grant at March 31, 2026. At the time of issuance, such shares are accounted for at cost as treasury stock.

The following table summarizes information about the SERP during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
SERP expense loss[1]	$186	$191
Unrealized loss recorded in SERP liability account	$(1,570)	$(1,467)
1.Both the SERP match and the deferrals are included in the “Selling, general and administrative expense” caption in the Consolidated Statements of Comprehensive Income.

Note 12—Income Taxes

The Company’s annual effective tax rate is impacted by the tax effects of option exercises, the vesting of awards and deductibility limitations on deferred executive compensation, which are all treated as discrete items in the reporting period in which they occur and therefore cannot be considered in the calculation of the estimated annual effective tax rate. During the three months ended March 31, 2026 and 2025, discrete items decreased income tax provision by $0.4 million and increased income tax provision by $0.8 million, respectively.

Differences between the effective tax rate and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes, share-based compensation and tax credits available to the Company. The actual 2026 effective tax rate will likely vary from the estimate depending on the actual operating income earned with availability of tax credits, the exercising of stock options and vesting of share-based awards. The Company regularly evaluates the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on the evaluation, there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years ended December 31, 2021 through 2025 (with regard to U.S. federal income tax returns) and December 31, 2020 through 2025 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2026.

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

The Chief Operating Decision Maker (“CODM”) for both segments for each of the three months ended March 31, 2026 and 2025 was Theodore Wahl, the Company’s President and Chief Executive Officer. The Company’s CODM does not review assets by segment to assess segment performance or allocate resources, nor is such information provided to the CODM. Accordingly, the Company does not present assets by segment.

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

The following tables provide profit information disaggregated by the Company’s reportable segments for each of the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	EVS	Dietary	Total
	(in thousands, except for percentages)
Revenues	$208,253	$254,513	$462,766
Significant Segment Expenses
Labor and labor-related[1]	159,934	148,080	308,014
Food, chemicals and supplies	15,253	77,543	92,796
Bad debt expense	3,639	145	3,784
Depreciation and amortization expense	1,059	775	1,834
Other segment items[2]	3,144	4,940	8,084
Segment profit	$25,224	$23,030	$48,254
Segment margin	12.1%	9.0%

Unallocated expenses (income)
Corporate expenses[3]			$15,987
Loss on deferred compensation plan investments			(1,570)
Other (income), net			(1,069)
Interest expense			365
Income before income taxes			$34,541
1.Includes direct labor costs, field management costs (including certain costs included in selling, general and administrative expense), employer taxes, workers' compensation and general liability insurance.
2.Includes expenses for technology, employment advertising and onboarding, travel & entertainment and other expenses.
3.Represents selling, general and administrative expense less the amounts allocated to segments for labor and benefits.

	Three Months Ended March 31, 2025
	EVS	Dietary	Total
	(in thousands, except for percentages)
Revenues	$196,338	$251,324	$447,662
Significant Segment Expenses
Labor and labor-related[1]	156,976	149,640	306,616
Food, chemicals and supplies	13,563	76,009	89,572
Bad debt expense	364	724	1,088
Depreciation and amortization expense	982	725	1,707
Other segment items[2]	3,265	5,133	8,398
Segment profit	$21,188	$19,093	$40,281
Segment margin	10.8%	7.6%

Unallocated expenses (income)
Corporate expenses[3]			$18,743
Loss on deferred compensation plan investments			(1,467)
Other (income), net			(1,284)
Interest expense			395
Income before income taxes			$23,894
1.Includes direct labor costs, field management costs (including certain costs included in selling, general and administrative expense), employer taxes, workers' compensation and general liability insurance.
2.Includes technology, employment advertising and onboarding, travel & entertainment and other expenses.
3.Represents selling, general and administrative expense less the amounts allocated to segments for labor and benefits.

The following table provides capital expenditures disaggregated by the Company’s reportable segments for each of the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Capital Expenditures
EVS	$1,212	$1,448
Dietary	169	324
Corporate	17	9
Consolidated	$1,398	$1,781

Note 14—Earnings Per Common Share

Basic and diluted earnings per common share are computed by dividing net income by the weighted-average number of basic and diluted common shares outstanding, respectively. The weighted-average number of diluted common shares includes the impact of dilutive securities, including outstanding stock options, and unvested stock options. The table below reconciles the weighted-average basic and diluted common shares outstanding:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except for per share amounts)
Numerator for basic and diluted earnings per share:
Net income	$26,060	$17,228

Denominator
Weighted average number of common shares outstanding - basic	69,860	73,670
Effect of dilutive securities[1]	1,189	291
Weighted average number of common shares outstanding - diluted	71,049	73,961

Basic earnings per share:	$0.37	$0.23

Diluted earnings per share:	$0.37	$0.23
1.Certain outstanding equity awards are anti-dilutive and therefore excluded from the calculation of the weighted average number of diluted common shares outstanding.

Anti-dilutive outstanding equity awards under share-based compensation plans were as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Anti-dilutive equity awards	1,235	3,518

Note 15—Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets included the following amounts as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(in thousands)
Prepaid insurance and deposits	$6,335	$3,245
Deferred compensation funding — short-term	2,020	2,236
Other current assets	10,954	10,382
Other prepaid expenses	8,683	5,071
Total prepaid expenses and other current assets	$27,992	$20,934

Note 16—Other Accrued Expenses and Current Liabilities

The Company’s other accrued expenses and current liabilities included the following amounts as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(in thousands)
Deferred ERC credits	$12,277	$12,277
Lease liability — short-term	5,291	5,357
Deferred revenue	8,003	8,930
Deferred compensation liability — short-term	2,020	2,236
Other accrued expenses	8,885	7,012
Other current liabilities	1,242	1,410
Total other accrued expenses and current liabilities	$37,718	$37,222

Note 17—Other Contingencies

Line of Credit

At March 31, 2026, the Company had access to a $300 million bank line of credit under a credit agreement (the “Credit Agreement”) with PNC Bank, National Association, as administrative agent on which to draw for general corporate purposes. Amounts drawn under the Credit Agreement generally bear interest at a floating rate, based on the Company’s leverage ratio, and starting at the Term Secured Overnight Financing Rate (“SOFR”) plus 165 basis points. The Company did not have any borrowings under the Credit Agreement as of March 31, 2026 and December 31, 2025. The Credit Agreement requires the Company to satisfy two financial covenants, with which the Company is in compliance as of March 31, 2026. The Credit Agreement provides for a five year unsecured revolving loan facility in the aggregate amount of $300 million and provides, at the Company’s option, the ability to increase the revolving loan commitments to an aggregate amount not to exceed $500 million.

At March 31, 2026, the Company had outstanding $32 million in irrevocable standby letters of credit, which relate to payment obligations under the Company’s insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $32 million to $268 million at March 31, 2026. On January 8, 2025, October 6, 2025, and January 20, 2026, the letters of credit were renewed, and they all expire in the first quarter of 2027.

On April 7, 2026, the Company entered into a Second Amendment to the existing bank line of credit (the “Second Amendment”). The Second Amendment, among other things, extended the maturity date of the Credit Agreement from November 22, 2027 to April 7, 2031 and added a daily SOFR rate option to the Credit Agreement. Except as expressly amended by the Second Amendment, the terms of the Credit Agreement remain in full force and effect.

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

Note 18—Equity Method Investments

During the three months ended March 31, 2026 and 2025, the Company invested $4.6 million and $0.1 million, respectively, in investments accounted for under the equity method. During the three months ended March 31, 2026 and 2025, the Company recorded expenses of $0.1 million and $0.3 million within selling, general & administrative expenses in connection with services provided by Align+Engage LLC, an equity method investee, including the use of an application by Company personnel.

Note 19—Subsequent Events

The Company evaluated all subsequent events through the filing date of this Form 10-Q. Except for the execution of the Second Amendment to the Credit Agreement referenced in Note 17—Other Contingencies, there were no events or transactions that occurred during the subsequent reporting period that require recognition or additional disclosure in these financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items when comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of March 31, 2026 and December 31, 2025 and the notes accompanying those financial statements.

Overview

We provide management, administrative and operating expertise and services to the housekeeping, laundry, linen, facility maintenance and dietary service departments of healthcare facilities, including nursing homes, retirement complexes, rehabilitation centers and hospitals located throughout the United States. We provide such services to more than 2,500 facilities throughout the continental United States as of March 31, 2026. We believe we are the largest provider of housekeeping, laundry and dietary management services to the long-term care industry in the United States.

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

EVS services were provided to approximately 2,300 customer facilities at March 31, 2026 and contributed approximately 45.0% or $208.3 million of our consolidated revenues for the three months ended March 31, 2026. Dietary services were provided at approximately 1,600 customer facilities at March 31, 2026, generating approximately 55.0% or $254.5 million of our total revenues for the three months ended March 31, 2026.

Three Months Ended March 31, 2026 and 2025

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025	% Change
	(in thousands)
Revenues
EVS	$208,253	$196,338	6.1%
Dietary	254,513	251,324	1.3%
Consolidated	$462,766	$447,662	3.4%

Costs of services provided
EVS	$170,280	$162,938	4.5%
Dietary	216,652	216,753	—%
Consolidated	$386,932	$379,691	1.9%

Selling, general and administrative expense
EVS	$12,749	$12,213	4.4%
Dietary	14,831	15,477	(4.2)%
Corporate[1]	15,987	18,743	(14.7)%
Loss on deferred compensation plan investments	(1,570)	(1,467)	7.0%
Consolidated	$41,997	$44,966	(6.6)%

Other income (expense)[2]
Investment and other income, net	$1,069	$1,284	(16.7)%
Interest expense	(365)	(395)	(7.6)%
Income before taxes	$34,541	$23,894	44.6%
Income tax expense[2]	8,481	6,666	27.2%
Net income	$26,060	$17,228	51.3%
1.Represents selling, general and administrative expense less amounts allocated to segments for labor and labor-related and other segment items.
2.These line items represent corporate costs not allocated to segments.

EVS and Dietary revenues represented approximately 45.0% and 55.0% of consolidated revenues for the three months ended March 31, 2026, respectively.

The following table sets forth the ratio of certain items to consolidated revenues:

	Three Months Ended March 31,
	2026	2025
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	83.6%	84.8%
Selling, general and administrative expense excluding change in deferred compensation liability	9.4%	10.4%
(Loss) on deferred compensation plan	(0.3)%	(0.3)%
Selling, general and administrative expense	9.1%	10.1%
Other income (expense):
Investment and other income, net	0.2%	0.3%
Interest expense	(0.1)%	(0.1)%
Income before income taxes	7.5%	5.3%
Income tax expense	1.8%	1.5%
Net income	5.7%	3.8%

Revenues

Consolidated

Consolidated revenues increased 3.4% to $462.8 million during the three months ended March 31, 2026 compared to $447.7 million for the corresponding period in 2025 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

EVS revenues increased 6.1% and Dietary revenues increased 1.3% during the three months ended March 31, 2026 compared to the corresponding period in 2025. The increase in revenues was driven by client wins and retention, driven by consistent service execution across our customer facilities, contractual price increases, and increased pass-through costs to customers.

Costs of Services Provided

Consolidated

Consolidated costs of services provided increased by 1.9% to $386.9 million for the three months ended March 31, 2026 compared to $379.7 million for the corresponding period in 2025 as a result of the factors discussed below under Reportable Segments and due to the timing of actuarial adjustments to our self-insurance liabilities. Costs of services provided, as a percentage of revenues, was 83.6% for the three months ended March 31, 2026 compared to 84.8% for the same period in 2025. During the three months ended March 31, 2026, updates to our loss estimates for workers’ compensation and general liability reduced costs of services provided during the three months ended March 31, 2026 by $4.7 million.

Reportable Segments

We include certain expenses classified as selling, general and administrative expenses within segment expenses. Segment expenses for EVS, as a percentage of EVS revenues, decreased to 87.8% for the three months ended March 31, 2026 from 89.2% in the corresponding period in 2025. Segment expenses for Dietary, as a percentage of Dietary revenues, decreased to 91.0% for the three months ended March 31, 2026 from 92.4% in the corresponding period in 2025.

The following tables provide a comparison of the key indicators we consider when managing segment expenses as a percentage of the respective segment’s revenues:

	Three Months Ended March 31,
Key Indicators as a % of Segment Revenue - EVS	2026	2025	Change
Labor and labor-related costs[1]	76.8%	80.0%	(3.2)%
Supplies	7.3%	6.9%	0.4%
Bad debt expense	1.7%	0.2%	1.5%
Depreciation and amortization	0.5%	0.5%	—%
Other costs[1]	1.5%	1.6%	(0.1)%
Total segment expenses	87.8%	89.2%	(1.4)%
1.Inclusive of certain expenses reported within selling, general and administrative expense that are segment-specific.

	Three Months Ended March 31,
Key Indicators as a % of Segment Revenue - Dietary	2026	2025	Change
Labor and labor-related costs[1]	58.2%	59.5%	(1.3)%
Supplies	30.5%	30.2%	0.3%
Bad debt expense	0.1%	0.3%	(0.2)%
Depreciation and amortization	0.3%	0.3%	—%
Other costs[1]	1.9%	2.1%	(0.2)%
Total segment expenses	91.0%	92.4%	(1.4)%
1.Inclusive of certain expenses reported within selling, general and administrative expense that are segment-specific.

Variations within these key indicators relate to the provision of services at new facilities, changes in the mix of customers for whom we provide supplies or do not provide supplies, changes in the services provided to certain customers, and changes in bad debt expense. Management focuses on building efficiencies and managing labor and other costs at the facility level, as well as managing supply chain costs, for new and existing facilities, and has also evaluated the impact of recent tariff and trade policy changes, which to date have not had a material impact on our operations or financial results as such costs are generally passed through to customers. The decrease in labor and labor-related costs across both segments is driven primarily by reductions in workers’ compensation expense.

Consolidated Selling, General and Administrative Expense

Selling, general and administrative expense incurred at a segment-level is discussed in the Reportable Segments section above. Also included in consolidated selling, general and administrative expense are corporate expenses and gains and losses associated with changes in the value of investments in the deferred compensation plan. These investments represent the amounts held on behalf of the participating employees as changes in the value of these investments affect the amount of our deferred compensation liability. Losses on the plan investments during the three months ended March 31, 2026 and 2025 decreased our total selling, general and administrative expense for each period.

Excluding the change in the deferred compensation plan described above, consolidated selling, general and administrative expense decreased $2.9 million or 6.2% for the three months ended March 31, 2026 compared to the corresponding period in 2025. Decreases were driven by discipline in execution and leveraging our topline growth to gain efficiencies.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative expense excluding change in deferred compensation liability	$43,567	$46,433	$(2,866)	(6.2)%
Loss on deferred compensation plan investments	(1,570)	(1,467)	(103)	7.0%
Selling, general and administrative expense	$41,997	$44,966	$(2,969)	(6.6)%

Consolidated Investment and Other Income, net

Investment and other income, net was a gain of $1.1 million and $1.3 million for the three months ended March 31, 2026 and 2025, respectively. Interest income from outstanding cash and marketable securities increased, offset by a reduction in interest received on notes receivable (driven by a reduction in the notes receivable balance) and increased losses on deferred compensation plan investments.

The table below summarizes the changes in these components of investment and other income, net:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(dollar amounts in thousands)
Investment and other income, net excluding change in deferred compensation plan assets	$2,639	$2,732	$(93)	(3.4)%
Loss on deferred compensation plan investments	(1,570)	(1,448)	(122)	8.4%
Investment and other income, net	$1,069	$1,284	$(215)	(16.7)%

Consolidated Interest Expense

Consolidated interest expense was $0.4 million for each of the three months ended March 31, 2026 and 2025. As we did not have significant borrowings during either period, interest expense is limited to access fees associated with the line of credit and letters of credit from our Credit Agreement.

Consolidated Income Taxes

During the three months ended March 31, 2026, we recognized a provision for income taxes of $8.5 million, or 24.6% effective tax rate, versus a provision for income taxes of $6.7 million, or 27.9% effective tax rate, for the same period in 2025. The effective tax rate change is based on the impact of discrete items in each quarter combined with the impact of our full year income estimate on the tax provision.

The actual annual effective tax rate will be impacted by the tax effects of option exercises or vested awards, which are treated as discrete items in the reporting period in which they occur and may vary based on our common stock price at exercise and the volume of such exercises; therefore, these are not considered in the calculation of the estimated annual effective tax rate. The impact on our income tax provision for the three months ended March 31, 2026 and 2025 for such discrete items was a gain of $0.4 million and an expense of $0.8 million, respectively.

Liquidity and Capital Resources

Our primary sources of liquidity are available cash and cash equivalents, available lines of credit under our revolving credit facility and cash flows from operating activities. The following table includes the balances of our primary sources of liquidity at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$136,172	$125,189
Restricted cash equivalents	97	5,577
Marketable securities, at fair value	42,442	42,774
Restricted marketable securities, at fair value	35,898	30,352
Total	$214,609	$203,892

Working capital	$407,864	$406,040

Our current ratio was 3.1 to 1.0 at March 31, 2026, and 3.4 to 1.0 at December 31, 2025. Marketable securities and restricted marketable securities represent fixed income investments that are highly liquid and can be readily purchased or sold through established markets. Such securities are held by the Company’s captive insurance company to satisfy capital requirements of the state regulator of our captive insurance company.

For the three months ended March 31, 2026 and 2025, our cash flows were as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash from operating activities	$43,730	$27,501
Net cash from investing activities	$(11,549)	$(14,470)
Net cash from financing activities	$(26,678)	$(8,780)

Operating Activities

Our primary sources of cash from operating activities are the revenues generated from our Environmental and Dietary services. Our primary uses of cash from operating activities are the funding of our payroll and other personnel-related costs as well as the costs of supplies used in providing our services. For the three months ended March 31, 2026, cash flow from operations included $26.1 million in net income, non-cash add-backs to net income of $12.7 million, and a $5.0 million increase in cash flows from changes in operating assets and liabilities.

Investing Activities

Our principal uses of cash for investing activities are acquisitions and other strategic investments, capital expenditures such as EVS and food service equipment, computer software and equipment, furniture and fixtures (see “Capital Expenditures” below for additional information) and purchases of marketable securities and restricted marketable securities. Such uses of cash are offset by proceeds from sales of marketable securities.

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

Financing Activities

The primary uses of cash for financing activities are repurchases of common stock. On February 10, 2026, our Board of Directors authorized the repurchase of up to 10.0 million outstanding shares (the “2026 Repurchase Plan”). This replaced a previous authorization from our Board of Directors on February 14, 2023, which had authorized the repurchase of up to 7.5 million outstanding shares (the “2023 Repurchase Plan”, together with the 2026 Repurchase Plan, the “Repurchase Plans”) and of which 5.9 million had been repurchased.

During the three months ended March 31, 2026 and 2025, under the Repurchase Plans we repurchased 1.2 million and 0.7 million shares of our common stock for $24.2 million and $7.0 million, respectively, including commissions and taxes. We remain authorized to repurchase up to 9.2 million shares of our common Stock pursuant to the 2026 Repurchase Plan.

For the three months ended March 31, 2026 and the year ended December 31, 2025, our quarterly repurchases of common stock were as follows:

Three Months Ended	Total number of shares of Common Stock repurchased	Average price paid per share of Common Stock	Aggregate purchase price of Common Stock repurchases, excluding taxes	Number of remaining shares authorized for repurchase
	(in thousands, except for per share data)
March 31, 2026	1,206	$19.85	$23,928	9,220
December 31, 2025	1,078	$18.19	$19,604	2,033
September 30, 2025	1,743	$15.64	$27,271	3,111
June 30, 2025	523	$14.73	$7,706	4,854
March 31, 2025	653	$10.77	$7,036	5,377

Line of Credit

At March 31, 2026, we had a $300 million bank line of credit (the “Credit Agreement”) on which to draw for general corporate purposes. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a floating rate, based on our leverage ratio, and starting at the Term Secured Overnight Financing Rate (“SOFR”) rate plus 165 basis points. Our line of credit also provides, at our discretion, the ability to increase the revolving loan commitments to an aggregate amount not to exceed $500 million. At March 31, 2026, we had no borrowings under the line of credit.

The line of credit requires us to satisfy two financial covenants. The covenants and their respective status at March 31, 2026 were as follows:

Covenant Descriptions and Requirements	As of March 31, 2026
Funded debt[1] to EBITDA[2] ratio: less than 3.50 to 1.00	N/A
EBITDA to Interest Expense ratio: not less than 3.00 to 1.00	66.84
1.All indebtedness for borrowed money including, but not limited to, capitalized lease obligations, reimbursement obligations in respect of letters of credit and guarantees of any such indebtedness. As of March 31, 2026, we do not have any funded debt, as defined in the Credit Agreement.
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

We were in compliance with our financial covenants as of March 31, 2026 and expect to remain in compliance. We believe that our existing capacity under the line of credit and our history of favorable operating cash flows provides adequate liquidity to fund our operations for the next twelve months following the date of this report. At March 31, 2026, we had outstanding $32.0 million in irrevocable standby letters of credit, which relate to payment obligations under our insurance programs.

On April 7, 2026, we entered into a Second Amendment to the existing bank line of credit (the “Second Amendment”). The Second Amendment, among other things, extended the maturity date of the Credit Agreement from November 22, 2027 to April 7, 2031, amended the definition of Consolidated EBITDA and added a daily SOFR rate option to the Credit Agreement. Except as expressly amended by the Second Amendment, the terms of the Credit Agreement remain in full force and effect.

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new customers obtained. Such capital expenditures primarily consist of EVS and food service equipment purchases, laundry and linen equipment installations, computer hardware and software, furniture and fixtures. Although we have no specific material commitments for capital expenditures through the end of calendar year 2026, we estimate that for 2026 we will have capital expenditures of approximately $5.0 million to $7.0 million, of which we have made $1.4 million through March 31, 2026.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to the consolidated financial statements included in the Form 10-K for the period ended December 31, 2025. As described in such notes, we recognize revenue in the period in which the performance obligation is satisfied. Refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Form 10-K.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2026, we had $214.6 million in cash and cash equivalents, restricted cash equivalents, marketable securities and restricted marketable securities. The fair value of all of our cash equivalents and marketable securities are determined based on “Level 1” or “Level 2” inputs, which are based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are intended to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Form 10-Q, is reported in accordance with Securities and Exchange Commission rules. Disclosure controls are also intended to ensure that such information is accumulated and communicated to Management, including the Principal Executive Officer (President and Chief Executive Officer) and the Principal Financial Officer (Chief Financial Officer) as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation as of March 31, 2026, pursuant to the Exchange Act Rule 13a-15(b), our Management, including our Principal Executive Officer and Principal Financial Officer, concluded that our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 1A. Risk Factors

As of March 31, 2026, there have been no material changes to the Risk Factors disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, except as set forth below.

Macroeconomic conditions, including geopolitical instability and related increases in fuel, energy and other input costs, may adversely affect our business and results of operations.

Geopolitical instability, including conflicts in the Middle East and related disruptions in global energy and commodity markets, could result in increased volatility in fuel, transportation and other operating costs. Rising oil, natural gas and other commodity prices may also contribute to broader inflationary pressures affecting wages, food, supplies and other goods and services used in our operations. If we are unable to mitigate these cost increases through pricing actions, contractual pass-throughs, other contractual adjustments, procurement strategies, operating efficiencies or other measures, our cost of services, margins, results of operations and cash flows could be adversely affected. In addition, increased macroeconomic uncertainty could affect customer spending patterns and the overall business environment in which we operate. The extent, timing and duration of these developments remain uncertain, and their impact on our business, financial condition and results of operations could be material.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

On February 10, 2026, our Board of Directors authorized the repurchase of up to 10.0 million outstanding shares of common stock (under the “2026 Repurchase Plan”). We remain authorized to purchase 9.2 million shares of common stock under the 2026 Repurchase Plan.

The 2026 Repurchase Plan replaced a previous authorization from our Board of Directors, dated February 14, 2023, where our Board of Directors authorized the repurchase of up to 7.5 million outstanding shares (the “2023 Repurchase Plan”, together with the 2026 Repurchase Plan, the “Repurchase Plans”). We repurchased 0.4 million shares under the 2023 Repurchase Plan during the three months ended March 31, 2026 prior to the execution of the 2026 Repurchase Plan.

Any stock repurchases under the 2026 Repurchase Plan may be made through open market and privately negotiated transactions, at such times and in such amounts as management deems appropriate, including pursuant to one or more Rule 10b5-1 trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Additionally, the Board of Directors authorized the use of any derivative or similar instrument to effect stock repurchase transactions, including without limitation, accelerated share repurchase contracts, equity forward transactions, equity option transactions, equity swap transactions, cap transactions, collar transactions, naked put options, floor transactions or other similar transactions or any combination of the foregoing transactions.

Shares repurchased pursuant to the Repurchase Plans during the three months ended March 31, 2026, were as follows:

Three Months Ended March 31, 2026	Total number of shares of Common Stock repurchased	Average price paid per share of Common Stock	Aggregate purchase price of Common Stock repurchases[1]	Number of remaining shares authorized for repurchase
			(in thousands)
January 1, 2026 - January 31, 2026	329,316	$18.88	$6,217	2,032
February 1, 2026 - February 28, 2026	414,480	$20.34	$8,428	9,682
March 1, 2026 - March 31, 2026	461,925	$20.10	$9,283	9,220
Total	1,205,721	$19.85	$23,928	9,220
1.    Excludes commissions and excise tax costs of $0.3 million.

During the quarter, a significant portion of the Company’s repurchases were made pursuant to Rule 10b5-1 trading plans adopted under the Securities Exchange Act of 1934, as amended, while the remainder were discretionary open-market transactions executed under the Company’s publicly announced share repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6. Exhibits

The following exhibits are filed as part of this Report:

Exhibit Number	Description
10.1	Second Amendment to $300,000,000 Credit Agreement, dated as of April 7, 2026*+
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act +
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act +
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act +
101
The following financial information from the Company’s Form 10-Q for the quarterly period ended March 31, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive (Loss) Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
+ Filed herewith
*Certain Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE SERVICES GROUP, INC.

Date:	April 24, 2026	/s/ Theodore Wahl
Theodore Wahl
President & Chief Executive Officer
(Principal Executive Officer)

Date:	April 24, 2026	/s/ Vikas Singh
Vikas Singh
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)