Form 10-Q
period 2026-09-30
HEALTHCARE SERVICES GROUP INC
filed 2026-10-23
CIK 731012

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Common Stock, $0.01 par value: 67,432,007 shares outstanding as of October 21, 2026.

Healthcare Services Group, Inc.
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2026

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report and documents incorporated by reference into it may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “believes,” “anticipates,” “plans,” “expects,” “estimates,” “will,” “goal,” “intend” and similar expressions are intended to identify forward-looking statements. The inclusion of forward-looking statements should not be regarded as a representation by us that any of our plans will be achieved. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Such forward-looking information is also subject to various risks and uncertainties. Such risks and uncertainties include, but are not limited to, risks arising from our providing services primarily to the healthcare industry and primarily providers of long-term care; credit and collection risks associated with the healthcare industry; the impact of bank failures; changes to the amount of the allowance for doubtful accounts recorded for Genesis Healthcare Inc. receivables; our claims experience related to workers’ compensation, general liability and other insurance programs; the effects of changes in, or interpretations of laws and regulations governing the healthcare industry, our workforce and services provided, including state and local regulations pertaining to the taxability of our services and other labor-related matters such as minimum wage increases; the Company’s expectations with respect to selling, general and administrative expense; our acquisition activity, our ability to successfully integrate acquired businesses, and the costs and timing associated with those efforts; the impacts of past or future cyber attacks or breaches; global events including ongoing international conflicts and increased energy prices; and the risk factors described in Part I of our Form 10-K for the fiscal year ended December 31, 2025 under “Government Regulation of Customers,” “Service Agreements and Collections” and “Competition”, and under Item 1A. “Risk Factors” in such Form 10-K and the risk factors described in Part II under Item 1A. "Risk Factors" in this Form 10-Q.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

Healthcare Services Group, Inc.
Consolidated Balance Sheets
(in thousands, except per share amounts)

	September 30, 2026	December 31, 2025
ASSETS:	(unaudited)
Current assets:
Cash and cash equivalents	$134,598	$125,189
Restricted cash equivalents	115	5,577
Marketable securities, at fair value	34,223	42,774
Restricted marketable securities, at fair value	35,367	30,352
Accounts receivable, net (less allowances: $113,917 and $119,305)	309,595	281,303
Notes receivable — short–term portion, net (less allowances: $25,022 and $25,931)	24,504	31,243
Inventories and supplies	15,533	16,797
Taxes receivable	—	22,246
Prepaid expenses and other current assets	28,826	20,934
Total current assets	582,761	576,415
Property and equipment, net	30,777	27,586
Goodwill	90,456	79,797
Other intangible assets (less accumulated amortization of $45,264 and $42,931)	16,860	6,964
Notes receivable — long–term portion, net (less allowances: $2,924 and $1,776)	42,350	25,209
Deferred compensation funding, at fair value	59,018	55,909
Deferred tax assets	18,639	18,472
Other long-term assets	9,537	3,901
Total assets	$850,398	$794,253
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$92,170	$77,382
Accrued payroll and related taxes	54,661	31,400
Other accrued expenses and current liabilities	36,505	37,222
Taxes payable	1,733	—
Accrued insurance claims	21,353	24,371
Total current liabilities	206,422	170,375
Accrued insurance claims — long-term	41,156	46,142
Deferred compensation liability — long-term	59,122	56,276
Lease liability — long-term	11,433	9,659
Other long-term liabilities	814	1,591
Commitments and contingencies (Note 17)
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; 200,000 shares authorized; 77,300 and 76,821 shares issued, and 67,432 and 69,596 shares outstanding	773	768
Additional paid-in capital	334,296	327,956
Retained earnings	357,304	283,668
Accumulated other comprehensive loss, net of taxes	(3,360)	(448)
Common stock in treasury, at cost, 9,868 and 7,225 shares	(157,562)	(101,734)
Total stockholders’ equity	$531,451	$510,210
Total liabilities and stockholders’ equity	$850,398	$794,253
See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$479,604	$464,338	$1,413,178	$1,370,491
Operating costs and expenses:
Costs of services provided	399,215	367,933	1,182,161	1,203,157
Selling, general and administrative	48,452	50,541	143,034	144,670
Other income (expense):
Investment and other income, net	2,109	11,837	12,591	17,856
Interest expense	(318)	(393)	(1,302)	(1,206)
Income before taxes	33,728	57,308	99,272	39,314

Income tax provision	8,851	14,355	25,639	11,499
Net income	$24,877	$42,953	$73,633	$27,815

Per share data:
Basic earnings per common share	$0.37	$0.59	$1.07	$0.38
Diluted earnings per common share	$0.36	$0.59	$1.05	$0.38

Weighted average number of common shares outstanding:
Basic	68,005	72,237	68,873	73,019
Diluted	69,379	72,966	70,110	73,505

Comprehensive income:
Net income	$24,877	$42,953	$73,633	$27,815
Other comprehensive income
Unrealized (loss) gain on available-for-sale marketable securities, net of taxes	(2,422)	713	(2,912)	1,588
Total comprehensive income	$22,455	$43,666	$70,721	$29,403

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Cash Flows
(in thousands) (Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$73,633	$27,815
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	11,382	12,908
Bad debt provision	4,455	79,012
Deferred income taxes	606	15,939
Share-based compensation expense	8,527	8,881
Accretion of discounts/amortization of premium on marketable securities, net	(21)	359
Unrealized gain on deferred compensation fund investments	(4,789)	(6,926)
Changes in other long-term assets and liabilities	814	(384)
Net loss on disposals of property and equipment	313	253
Share of losses from equity method investment	92	2,386
Changes in operating assets and liabilities:
Accounts and notes receivable	(41,504)	5,255
Inventories and supplies	1,261	(453)
Prepaid expenses and other assets	(8,778)	(3,603)
Deferred compensation funding	1,438	469
Accounts payable and other accrued expenses	5,080	(5,310)
Accrued payroll and related taxes	23,786	(134)
Deferred ERC credits	—	12,276
Taxes receivable/payable	23,979	(23,953)
Accrued insurance claims	(8,035)	(4,115)
Deferred compensation liability	3,531	6,906
Net cash from operating activities	95,770	127,581
Cash flows from investing activities:
Disposals of property and equipment	160	86
Additions to property and equipment	(5,097)	(4,438)
Cash paid for acquisitions, net of cash acquired	(22,858)	(7,287)
Cash paid for equity investments	(4,625)	(2,125)
Purchases of marketable securities	(21,345)	(13,884)
Sales of marketable securities	21,242	8,082
Net cash from investing activities	(32,523)	(19,566)
Cash flows from financing activities:
Purchases of treasury stock	(56,628)	(41,982)
Payments of statutory withholding on net issuance of restricted stock units	(4,162)	(1,744)
Proceeds from the exercise of stock options	1,490	—
Net cash from financing activities	(59,300)	(43,726)
Net increase in cash, cash equivalents and restricted cash equivalents	3,947	64,289
Cash, cash equivalents and restricted cash equivalents at beginning of the period	130,766	60,131
Cash, cash equivalents and restricted cash equivalents at end of the period	$134,713	$124,420

See accompanying notes to consolidated financial statements.

Healthcare Services Group, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands) (Unaudited)

	For the nine months ended September 30, 2026
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2026	76,821	$768	$327,956	$(448)	$283,668	$(101,734)	$510,210
Net income	—	—	—	—	26,060	—	26,060
Unrealized loss on available-for-sale marketable securities, net[1]	—	—	—	(387)	—	—	(387)
Shares issued in connection with equity incentive plans, net[2]	449	5	(2,718)	—	—	—	(2,713)
Share-based compensation expense	—	—	2,678	—	—	—	2,678
Purchases of treasury stock	—	—	—	—	—	(24,203)	(24,203)
Shares issued for Deferred Compensation Plan, net[2]	—	—	387	—	—	56	443
Shares issued for Employee Stock Purchase Plan	—	—	442	—	—	1,233	1,675
Other	—	—	—	—	3	—	3
Balance, March 31, 2026	77,270	$773	$328,745	$(835)	$309,731	$(124,648)	$513,766
Net income	—	—	—	—	22,696	—	22,696
Unrealized loss on available-for-sale marketable securities, net[1]	—	—	—	(103)	—	—	(103)
Shares issued in connection with equity incentive plans, net[2]	28	—	3	—	—	—	3
Share-based compensation expense	—	—	2,728	—	—	—	2,728
Purchases of treasury stock	—	—	—	—	—	(20,248)	(20,248)
Shares issued for Deferred Compensation Plan, net[2]	—	—	(78)	—	—	78	—
Balance, June 30, 2026	77,298	$773	$331,398	$(938)	$332,427	$(144,818)	$518,842
Net income	—	—	—	—	24,877	—	24,877
Unrealized loss on available-for-sale marketable securities, net[1]	—	—	—	(2,422)	—	—	(2,422)
Shares issued in connection with equity incentive plans, net[2]	2	—	41	—	—	—	41
Share-based compensation expense	—	—	2,861	—	—	—	2,861
Purchases of treasury stock	—	—	—	—	—	(12,748)	(12,748)
Shares issued for Deferred Compensation Plan, net[2]	—	—	(4)	—	—	4	—
Balance, September 30, 2026	77,300	$773	$334,296	$(3,360)	$357,304	$(157,562)	$531,451
1.These amounts are shown net of the effect of income taxes.
2.These amounts are shown net of shares withheld by the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock units.
See accompanying notes to consolidated financial statements.

	For the nine months ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss, net of taxes	Retained Earnings	Treasury Stock	Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2025	76,533	$765	$318,363	$(2,317)	$224,556	$(41,440)	$499,927
Net income	—	—	—	—	17,228	—	17,228
Unrealized gain on available-for-sale marketable securities, net[1]	—	—	—	503	—	—	503
Shares issued in connection with equity incentive plans, net[2]	276	3	(1,747)	—	—	—	(1,744)
Share-based compensation expense	—	—	3,685	—	—	—	3,685
Purchases of treasury stock	—	—	—	—	—	(7,036)	(7,036)
Shares issued for Deferred Compensation Plan, net[2]	—	—	502	—	—	63	565
Shares issued for Employee Stock Purchase Plan	—	—	(72)	—	—	1,090	1,018
Other	—	—	—	—	52	—	52
Balance, March 31, 2025	76,809	$768	$320,731	$(1,814)	$241,836	$(47,323)	$514,198
Net loss	—	—	—	—	(32,366)	—	(32,366)
Unrealized gain on available-for-sale marketable securities, net[1]	—	—	—	372	—	—	372
Shares issued in connection with equity incentive plans, net[2]	10	—	—	—	—	—	—
Share-based compensation expense	—	—	2,510	—	—	—	2,510
Purchases of treasury stock	—	—	—	—	—	(7,675)	(7,675)
Shares issued for Deferred Compensation Plan, net[2]	—	—	(52)	—	—	50	(2)
Other	—	—	—	—	1	—	1
Balance, June 30, 2025	76,819	$768	$323,189	$(1,442)	$209,471	$(54,948)	$477,038
Net income	—	—	—	—	42,953	—	42,953
Unrealized gain on available-for-sale marketable securities, net[1]	—	—	—	713	—	—	713
Shares issued in connection with equity incentive plans, net[2]	2	—	—	—	—	—	—
Share-based compensation expense	—	—	2,568	—	—	—	2,568
Purchases of treasury stock	—	—	—	—	—	(27,271)	(27,271)
Shares issued for Deferred Compensation Plan, net[2]	—	—	(31)	—	—	32	1
Balance, September 30, 2025	76,821	$768	$325,726	$(729)	$252,424	$(82,187)	$496,002
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

Healthcare Services Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

Note 1—Description of Business and Significant Accounting Policies

Nature of Operations

Healthcare Services Group, Inc. (the “Company”) is a premier health and hospitality services platform offering comprehensive solutions across healthcare, senior living, and campus environments. The Company provides management, administrative and operating expertise and services to housekeeping, laundry, linen, facility maintenance and dietary service departments within nursing homes, retirement complexes, rehabilitation centers, hospitals, and campuses located throughout the United States. Although the Company does not directly participate in any government reimbursement programs, many of the Company’s customers receive government reimbursements related to Medicare and Medicaid. Therefore, they are directly affected by any legislation relating to Medicare and Medicaid reimbursement programs.

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

Unaudited Interim Financial Data

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows. However, in the Company’s opinion, all adjustments which are of a normal recurring nature and are necessary for a fair presentation have been reflected in these consolidated financial statements. The balance sheet shown in this report as of December 31, 2025 has been derived from the audited financial statements for the year ended December 31, 2025. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for any future period.

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

The Company’s financial instruments that are measured at fair value on a recurring basis consist of marketable securities, restricted marketable securities and deferred compensation fund investments. The carrying value of other financial instruments such as cash and cash equivalents, restricted cash equivalents, accounts and short-term notes receivable, accounts payable and all other current accrued liabilities approximate their fair values at September 30, 2026 and December 31, 2025, due to the short period of time to maturity or repayment.

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

	September 30, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$134,598	$125,189
Restricted cash equivalents[1]	115	5,577
Total cash and cash equivalents and restricted cash equivalents	$134,713	$130,766
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

No impairment loss was recognized on the Company’s intangible assets or goodwill during the three and nine months ended September 30, 2026 and 2025.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting and includes the results of operations of acquired businesses in its consolidated financial statements from the respective acquisition dates. The consideration transferred is allocated to the identifiable assets acquired and liabilities assumed based on their estimated acquisition-date fair values, except for acquired contract assets and contract liabilities arising from contracts with customers, which are recognized and measured in accordance with ASC 606 - Revenues from Contracts with Customers. Any excess of the consideration transferred over the fair value of the identifiable net assets acquired is recognized as goodwill. Acquisition-related costs are expensed as incurred.

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

Concentrations of Credit Risk

The Company’s financial instruments that are subject to credit risk are cash and cash equivalents, restricted cash equivalents, marketable securities, restricted marketable securities, deferred compensation funding and accounts and notes receivable. At September 30, 2026 and December 31, 2025, the majority of the Company’s cash and cash equivalents, restricted cash equivalents, marketable securities and restricted marketable securities were held in two large financial institutions located in the United States. The Company’s marketable securities and restricted marketable securities are fixed income investments which are highly liquid and can be readily purchased or sold through established markets. The Company’s deferred compensation funding consists of fund and money market investments all of which are highly liquid and held in a trust account.

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

Significant Customers

No single customer or customer group represented more than 10% of our consolidated revenues for the three and nine months ended September 30, 2026 or 2025.

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance for accounting for government grants received by business entities. The amendments require that a government grant received by a business entity should not be recognized until (1) it is probable that (a) a business entity will comply with the conditions attached to the grant and (b) the grant will be received and (2) a business entity meets the recognition guidance for a grant related to an asset or a grant related to income. The amendments in this update are effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years. Early adoption is permitted. There are three allowable transition approaches in the standard, including a modified prospective approach, a modified retrospective approach, and a retrospective approach all defined in the standard. The Company does not believe adoption of this ASU will have a material impact on the consolidated financial statements.

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
On July 4, 2025, the U.S. Government enacted the One Big Beautiful Bill Act (“OBBBA”), which included provisions impacting the ERC including imposing an extended statute of limitations for the IRS to audit ERC filings for the quarter ended September 30, 2021. Under the OBBBA, the assessment period does not expire before six years after the latest of the original return’s filing date, its deemed filing date, or the date the ERC claim was made. The OBBBA did not include any provisions extending the statute of limitations for auditing ERC filings for quarters ended March 31, 2020 through June 30, 2021. Following the passing of the OBBBA, the Company determined that the statute of limitations had expired for filings for quarters ended June 30, 2020 through June 30, 2021 and that the Company obtained reasonable assurance over receipt of, and compliance with, the terms of the ERC for refunds received from the IRS for those periods.
At September 30, 2026, the Company has recorded a deferred ERC credit liability of $12.3 million within “Other accrued expenses and current liabilities” on the Consolidated Balance Sheets related to ERC refunds received for amended returns filed for the quarter ended September 30, 2021. The Company will recognize income on the deferred liability and future ERC refunds received once the Company determines reasonable assurance that compliance with the terms of the ERC has been obtained.

Note 3—Revenue

The Company presents its consolidated revenues disaggregated by reportable segment, as management evaluates the nature, amount, timing and uncertainty of the Company’s revenues by segment. Refer to Note 13—Segment Information herein as well as the information below regarding the Company’s reportable segments.

Environmental Services

Environmental Services accounted for $217.2 million and $211.8 million of the Company’s consolidated revenues for the three months ended September 30, 2026 and 2025, respectively, which represented approximately 45.3% and 45.6% of the Company’s revenues in each respective period. Environmental Services accounted for $638.7 million and $613.9 million of the Company’s consolidated revenues for the nine months ended September 30, 2026 and 2025, respectively, which represents approximately 45.2% and 44.8% of the Company’s revenues in each respective period. Environmental Services consist of managing customers’ housekeeping departments, which are principally responsible for the cleaning, disinfecting and sanitizing of resident rooms and common areas of the customers’ facilities, as well as the laundering and processing of the bed linens, uniforms, resident personal clothing and other assorted linen items utilized at the customers’ facilities. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate housekeeping services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

Dietary

Dietary services accounted for $262.4 million and $252.6 million of the Company’s consolidated revenues for the three months ended September 30, 2026 and 2025, respectively, which represented approximately 54.7% and 54.4% of the Company’s revenues in each respective period. Dietary services accounted for $774.5 million and $756.6 million of the Company’s consolidated revenues for the nine months ended September 30, 2026 and 2025, respectively, which represented approximately 54.8% and 55.2% of the Company’s revenues in each respective period. Dietary services consist of managing customers’ dietary departments which are principally responsible for food purchasing, meal preparation and professional dietitian services, which include the development of menus that meet the dietary needs of residents. On-site management is responsible for all daily dietary department activities, with regular support provided by a District Manager specializing in dietary services. The Company also offers clinical consulting services to facilities which if contracted is a service bundled within the monthly service provided to customers. Upon beginning service with a customer facility, the Company will typically hire and train the employees previously employed by such facility and assign an on-site manager to supervise and train the front-line personnel and coordinate dietitian services with other facility support functions in accordance with customer requests. Such management personnel also oversee the execution of various cost and quality control procedures including continuous training and employee evaluation.

Revenue Recognition

The Company’s revenues are derived from contracts with customers. The Company recognizes revenue to depict the transfer of promised goods and services to customers in amounts that reflect the consideration to which the Company is entitled in exchange for those goods and services. The Company’s costs of obtaining contracts are not material.

The Company performs services and provides goods in accordance with its contracts with its customers. Such contracts typically provide for a renewable service term, cancellable by either party upon 30 to 90 days’ notice, after an initial period of 60 to 120 days. A performance obligation is the unit of account under ASC 606 - Revenues from Contracts with Customers (“ASC 606”) and is defined as a promise in a contract to transfer a distinct good or service to the customer. The Company’s Environmental Services and Dietary contracts relate to the provision of bundles of goods, services or both, which represent a series of distinct goods and services that are substantially the same and that have the same pattern of transfer to the customer. The Company accounts for the series as a single performance obligation satisfied over time, as the customer simultaneously receives and consumes the benefits of the goods and services provided. Revenue is recognized using the output method, which is based upon the delivery of services to and provision of services at the customers’ facilities. In limited cases, the Company provides goods, services or both before the execution of a contract. In these cases, the Company defers the recognition of revenue until a contract is executed. The amount of deferred revenue was less than $0.1 million and $0.1 million as of September 30, 2026 and December 31, 2025, respectively. Of the deferred revenue balance as of December 31, 2025, the Company recognized $0.1 million of revenue during the nine months ended September 30, 2026.

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

The Company allocates the transaction price to each performance obligation noting that the bundle of goods, services or goods and services provided under each Environmental Services and Dietary contract represents a single performance obligation that is satisfied over time. The Company recognizes the related revenue when it satisfies the performance obligation by transferring a bundle of promised goods, services or both to a customer. Such recognition is on a monthly or weekly basis, as goods are provided and services are performed. In some cases, the Company requires customers to pay in advance for goods and services to be provided. As of September 30, 2026, the value of the contract liabilities associated with customer prepayments was $6.7 million. As of December 31, 2025, the value of the contract liabilities associated with customer prepayments was $3.9 million. The Company recognized $1.5 million of revenue during the nine months ended September 30, 2026 which was recorded as a contract liability on December 31, 2025. The Company recognized $2.7 million of revenue during the nine months ended September 30, 2025 which was recorded as a contract liability on December 31, 2024.

Transaction Price Allocated to Remaining Performance Obligations

The Company recognizes revenue as it satisfies the performance obligations associated with contracts with customers which, due to the nature of the goods and services provided by the Company, are satisfied over time. Contracts may contain transaction prices that are fixed, variable or both. The Company’s contracts with customers typically provide for an initial term with renewable service terms, cancellable by either party upon 30 to 90 days’ notice after an initial period of 60 to 120 days. The Company has elected to apply the practical expedient that permits exclusion of information about the remaining performance obligations with original expected durations of one year or less. There were no remaining performance obligations with original expected durations of one year or longer as of September 30, 2026.

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

At September 30, 2026, the face value and discounted value of notes receivable with imputed interest were $58.9 million and $56.2 million, respectively. At December 31, 2025, the face value and discounted value of notes receivable with imputed interest were $33.6 million and $31.5 million, respectively. The effective interest rates applied on notes with imputed interest at September 30, 2026 and December 31, 2025 were 7.1% and 6.2%, respectively.

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

On July 9, 2025, Genesis Healthcare, Inc. (“Genesis” or the “Debtors”) filed for Chapter 11 bankruptcy protection in the Northern District of Texas (the “Bankruptcy Court”). As of the bankruptcy filing date and as of September 30, 2026, the Company had outstanding accounts and notes receivable due from Genesis of $50.4 million and $20.4 million, respectively. Upon review of the bankruptcy petition, the Company identified the Genesis accounts and notes receivables as separate loss pools from other accounts and notes receivables for evaluating collectability due to the size of the outstanding balances and the assessed unlikelihood of any potential recovery. The Company assessed a 100% allowance on the outstanding balances of both the accounts and notes receivable due from Genesis at that time. The Company has reassessed the allowance for doubtful accounts specific to Genesis receivables during each reporting date subsequent to the bankruptcy filing and continued to account for the Genesis receivables under a separate loss pool and with a 100% allowance prior to September 30, 2026.

On October 14, 2026, the Bankruptcy Court entered an order approving the Genesis Chapter 11 Plan (the “Plan”). The Plan and associated documents filed with the Bankruptcy Court detail several events that fundamentally changed the outcome of the case. Most notably, the Debtors settled a litigation with multiple defendants resulting in a payment by those defendants of $150 million into the Debtors estate (the “Settlement”). In addition, a sale of substantially all of the Debtors’ assets was approved by the Bankruptcy Court and closed on or about October 14, 2026, (the “Sale”). The Settlement and Sale resulted in approximately $250 million in assets available for distribution to unsecured creditors, based on analyses provided by the Debtors. The magnitude of the Settlement and Sale far surpassed the Debtors’ previous estimates.

As of September 30, 2026, the Company again performed its quarterly current expected credit loss reassessment. Based on this new information, the Company determined that the Genesis receivables should continue to be assessed in a separate loss pool for both the accounts and notes receivable portfolios and that the allowance for doubtful accounts should be updated due to the expectation of future recovery. During the three and nine months ended September 30, 2026, the Company reduced the allowance for doubtful accounts by $6.1 million to account for estimated future recoveries related to the Genesis receivables.

The Company will continue to perform quarterly reassessments of the Genesis receivables at each reporting date until the bankruptcy claims are resolved, which may result in additional changes to the Company’s allowance specific to the Genesis receivables portfolio. The Company’s recovery, and its estimate of that recovery, remains subject to certain variables and contingencies that include, but are not limited to, the timing of expected future distributions, the enforceability of certain claims made as part of the bankruptcy case, the execution of future note payments by the successor operator, and the resale market for Genesis bankruptcy claims that emerges over time.

ASC 326 permits entities to make an accounting policy election not to measure an estimate for credit losses on accrued interest if those entities write off accrued interest deemed uncollectible in a timely manner. The Company follows an income recognition policy on all interest earned on notes receivable. Under such policy the Company accounts for all notes receivable on a non-accrual basis and defers the recognition of any interest income until receipt of cash payments. This policy was established based on the Company’s history of collections of interest on outstanding notes receivable, as we do not deem it probable that we will receive substantially all interest on outstanding notes receivable. Accordingly, the Company does not record a credit loss adjustment for accrued interest. Interest income from notes receivable for the three months ended September 30, 2026 and 2025 was $0.6 million and $0.8 million, respectively. Interest income from notes receivable for the nine months ended September 30, 2026 and 2025 was $1.9 million and $3.1 million, respectively.

The following table presents the Company’s four tiers of notes receivable as of and for the nine months ended September 30, 2026 further disaggregated by year of origination, as well as write-off activity:

	Notes receivable
	Amortized cost basis by origination year
	2026	2025	2024	2023	2022	Prior	Total
	(in thousands)
Notes receivable
Standard notes receivable	$41,357	$20,977	$3,304	$673	$1,016	$—	$67,327
Delinquent notes receivable	$445	$373	$692	$74	$—	$—	$1,584
Genesis note receivable	$—	$—	$—	$—	$—	$20,410	$20,410
Elevated risk notes receivable	$—	$—	$—	$2,009	$1,737	$1,732	$5,478

Current-period gross write-offs	$—	$29	$9	$74	$—	$101	$213
Current-period recoveries	—	—	—	—	—	—	—
Current-period net write-offs	$—	$29	$9	$74	$—	$101	$213

The following table provides information as to the status of payment on the Company’s notes receivable which were past due as of September 30, 2026:

	Age analysis of past-due notes receivable as of September 30, 2026
	0 - 90 Days	91 - 180 Days	Greater than 181 Days	Total
	(in thousands)
Notes receivable
Standard notes receivable	$1,103	$—	$—	$1,103
Delinquent notes receivable	185	131	461	777
Genesis note receivable	—	—	20,410	20,410
Elevated risk notes receivable	—	—	5,478	5,478
	$1,288	$131	$26,349	$27,768

The following tables provide a summary of the changes in the Company’s allowance for doubtful accounts on a portfolio segment basis for the three months ended September 30, 2026 and 2025, respectively:

	Allowance for doubtful accounts
Portfolio Segment:	June 30, 2026	Reclassifications	Write-Offs[1]	Bad Debt Expense	September 30, 2026
	(in thousands)
Accounts receivable
Aged accounts receivable	$67,895	$—	$(4,749)	$4,692	$67,838
Genesis accounts receivable	50,395	—	—	(4,316)	46,079
Total accounts receivable	$118,290	$—	$(4,749)	$376	$113,917

Notes receivable
Standard notes receivable	$5,313	$—	$—	$(1,072)	$4,241
Delinquent notes receivable	1,603	—	(1)	(1,153)	449
Genesis note receivable	20,410	—	—	(1,748)	18,662
Elevated risk notes receivable	4,592	—	—	—	4,592
Total notes receivable	$31,918	$—	$(1)	$(3,973)	$27,944
Total accounts and notes receivable	$150,208	$—	$(4,750)	$(3,597)	$141,861
1.Write-offs are shown net of recoveries.

	Allowance for doubtful accounts
Portfolio Segment:	June 30, 2025	Reclassifications	Write-Offs[1]	Bad Debt Expense	September 30, 2025
	(in thousands)
Accounts receivable
Aged accounts receivable	$64,743	$—	$(816)	$4,172	$68,099
Genesis accounts receivable	47,728	—	—	2,710	50,438
Total accounts receivable	$112,471	$—	$(816)	$6,882	$118,537

Notes receivable
Standard notes receivable	$5,621	$—	$(454)	$(1,211)	$3,956
Delinquent notes receivable	1,072	—	—	(40)	1,032
Genesis note receivable	20,410	—	—	—	20,410
Elevated risk notes receivable	2,310	—	—	—	2,310
Total notes receivable	$29,413	$—	$(454)	$(1,251)	$27,708
Total accounts and notes receivable	$141,884	$—	$(1,270)	$5,631	$146,245
1.Write-offs are shown net of recoveries. During the three months ended September 30, 2025, the Company collected less than $0.1 million of accounts and notes receivable which had previously been written-off as uncollectible.

The following tables provide a summary of the changes in the Company’s allowance for doubtful accounts on a portfolio segment basis for the nine months ended September 30, 2026 and 2025, respectively:

	Allowance for doubtful accounts
Portfolio Segment:	December 31, 2025	Reclassifications	Write-Offs[1]	Bad Debt Expense	September 30, 2026
	(in thousands)
Accounts receivable
Aged accounts receivable	$68,910	$—	$(9,393)	$8,321	$67,838
Genesis accounts receivable	50,395	—	—	(4,316)	46,079
Total accounts receivable	$119,305	$—	$(9,393)	$4,005	$113,917

Notes receivable
Standard notes receivable	$3,587	$—	$—	$654	$4,241
Delinquent notes receivable	1,270	—	(213)	(608)	449
Genesis note receivable	20,410	—	—	(1,748)	18,662
Elevated risk notes receivable	2,440	—	—	2,152	4,592
Total notes receivable	$27,707	$—	$(213)	$450	$27,944
Total accounts and notes receivable	$147,012	$—	$(9,606)	$4,455	$141,861
1.Write-offs are shown net of recoveries. During the nine months ended September 30, 2026, the Company collected $1.6 million of accounts and notes receivable which had previously been written-off as uncollectible.

	Allowance for doubtful accounts
Portfolio Segment:	December 31, 2024	Reclassifications	Write-Offs[1]	Bad Debt Expense	September 30, 2025
	(in thousands)
Accounts receivable
Aged accounts receivable	$87,520	$(1,651)	$(33,374)	$15,604	$68,099
Genesis accounts receivable	—	1,651	—	48,787	50,438
Total accounts receivable	$87,520	$—	$(33,374)	$64,391	$118,537

Notes receivable
Standard notes receivable	$5,096	$—	$278	$(1,418)	$3,956
Delinquent notes receivable	6,026	(5,176)	(453)	635	1,032
Genesis note receivable	—	5,176	—	15,234	20,410
Elevated risk notes receivable	2,140	—	—	170	2,310
Total notes receivable	$13,262	$—	$(175)	$14,621	$27,708
Total accounts and notes receivable	$100,782	$—	$(33,549)	$79,012	$146,245

1.Write-offs are shown net of recoveries. During the nine months ended September 30, 2025, the Company collected $0.3 million of accounts and notes receivable which had previously been written-off as uncollectible.

Note 6—Changes in Accumulated Other Comprehensive Loss by Component

The Company’s accumulated other comprehensive loss consists of unrealized gains and losses from the Company’s available-for-sale marketable securities and restricted marketable securities. The following table provides a summary of the changes in accumulated other comprehensive loss for the nine months ended September 30, 2026 and 2025:

	Unrealized Gains and Losses on Available-for-Sale Securities¹
	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Accumulated other comprehensive loss — beginning balance	$(448)	$(2,317)
Other comprehensive (loss) income before reclassifications	(3,030)	1,598
Income (loss) reclassified from other comprehensive income²	118	(10)
Net current period other comprehensive (loss) income³	(2,912)	1,588
Accumulated other comprehensive loss — ending balance	$(3,360)	$(729)
1.All amounts are net of tax.
2.Realized gains and losses were recorded pre-tax under “Investment and other income, net” in the Consolidated Statements of Comprehensive Income. For each of the nine months ended September 30, 2026 and 2025, the Company recorded realized losses of $0.1 million and gain of $0.1 million from the sale of available-for-sale securities. Refer to Note 10—Fair Value Measurements herein for further information.
3.For the nine months ended September 30, 2026 and 2025, the changes in accumulated other comprehensive loss were net of a tax benefit of $0.8 million and a tax expense of $0.2 million, respectively.

The following table provides a rollforward of amounts reclassified from accumulated other comprehensive loss to realized losses for the three and nine months ended September 30, 2026 and 2025:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
	2026	2025
	(in thousands)
Three Months Ended September 30,
(Losses) gains from the sale of available-for-sale securities	$(78)	$14
Tax benefit (expense)	17	(3)
Net (loss) gain reclassified from accumulated other comprehensive loss	$(61)	$11
Nine Months Ended September 30,
(Losses) gains from the sale of available-for-sale securities	$(150)	$13
Tax benefit (expense)	32	(3)
Net (losses) gains reclassified from accumulated other comprehensive loss	$(118)	$10

Note 7—Property and Equipment

Property and equipment are recorded at cost. Depreciation is recorded over the estimated useful life of each class of depreciable asset and is computed using the straight-line method. Leasehold improvements are amortized over the shorter of the estimated asset life or term of the lease. Repairs and maintenance costs are charged to expense as incurred.

The following table sets forth the amounts of property and equipment by each class of depreciable asset as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(in thousands)
EVS and Dietary equipment	$19,788	$18,571
Computer hardware and software	9,150	9,185
Operating lease — right-of-use assets	33,079	30,933
Other[1]	609	1,145
Total property and equipment, at cost	62,626	59,834
Less accumulated depreciation[2]	31,849	32,248
Total property and equipment, net	$30,777	$27,586
1.Includes furniture and fixtures, leasehold improvements, automobiles and trucks.
2.Includes $16.5 million and $16.7 million related to accumulated depreciation on Operating lease – right-of-use assets as of September 30, 2026 and December 31, 2025, respectively.

Depreciation expense was $3.2 million and $9.1 million for the three and nine months ended September 30, 2026, respectively. Depreciation expense was $3.4 million and $9.8 million for the three and nine months ended September 30, 2025. Of the depreciation expense recorded for the three and nine months ended September 30, 2026, $1.9 million and $5.2 million was related to the depreciation of the Company’s operating lease - right-of-use assets (“ROU Assets”) respectively. Of the depreciation expense recorded for the three and nine months ended September 30, 2025, $2.1 million and $6.3 million was related to the depreciation of the Company’s ROU Assets.

At September 30, 2026 and 2025, accrued purchases of property and equipment were $0.8 million and $0.4 million, respectively.

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

Components of lease expense are presented below for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
	2026	2025
	(in thousands)
Lease cost
Operating lease cost	$1,903	$2,103
Short-term lease cost	177	193
Variable lease cost	1,190	454
Total lease cost	$3,270	$2,750

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Lease cost
Operating lease cost	$5,208	$6,314
Short-term lease cost	613	663
Variable lease cost	3,406	1,415
Total lease cost	$9,227	$8,392

Supplemental information is presented below for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	2026	2025
	(dollar amounts in thousands)
Other information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,748	$6,552
Weighted-average remaining lease term — operating leases	4.8 years	2.3 years
Weighted-average discount rate — operating leases	6.5%	6.8%

During the three and nine months ended September 30, 2026, ROU Assets and lease liabilities were reduced by $0.3 million and $0.9 million, respectively, due to lease cancellations. During the three and nine months ended September 30, 2025, ROU Assets and lease liabilities were reduced by $0.3 million and $1.9 million, respectively, due to lease cancellations.

The following is a schedule by calendar year of future minimum lease payments under operating leases that have remaining terms as of September 30, 2026:

Period/Year	Operating Leases
(in thousands)
October to December 31, 2026	$1,759
2027	6,315
2028	4,458
2029	2,634
2030	1,237
2031 and thereafter	4,605
Total minimum lease payments	$21,008
Less: imputed interest	2,969
Present value of lease liabilities	$18,039

Note 9—Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets of acquired businesses. Goodwill is not amortized but is evaluated for impairment on an annual basis or more frequently if impairment indicators arise. No goodwill impairment was recognized during either the three or nine months ended September 30, 2026 and 2025.

The following table sets forth the changes to goodwill during the nine months ended September 30, 2026.

	December 31, 2025	Acquisitions	September 30, 2026

Environmental Services	$46,645	$10,659	$57,304
Dietary	33,152	—	33,152
Total Goodwill	$79,797	$10,659	$90,456

Intangible Assets

The Company’s other intangible assets consist of customer relationships, trade names, patents and non-compete agreements which were obtained through acquisitions and are recorded at their fair values at the date of acquisition. Intangible assets with determinable lives are amortized on a straight-line basis over their estimated useful lives. The weighted-average amortization period of customer relationships, trade names, patents and non-compete agreements are approximately 11 years, 10 years, 4 years and 4 years, respectively.

In connection with acquisitions completed in 2026, the Company recorded the following intangible assets:

	Intangible Assets	Weighted-average amortization period
	(in thousands)
Customer relationships	$8,783	11.3 years
Trade names	2,918	10.9 years
Non-compete agreements	528	4.5 years
Total	$12,229

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remainder of 2026, the following five fiscal years and thereafter:

Period/Year	Total Amortization Expense
(in thousands)
October to December 31, 2026	$941
2027	$2,302
2028	$1,719
2029	$1,718
2030	$1,694
2031	$1,609
Thereafter	$6,877

Amortization expense for the three months ended September 30, 2026 and 2025 was $0.9 million and $0.7 million. Amortization expense for the nine months ended September 30, 2026 and 2025 was $2.3 million and $3.1 million, respectively.

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

The Company’s marketable securities and restricted marketable securities are held by the Company’s captive insurance company to satisfy capital requirements of the state regulator related to captive insurance companies. Restricted marketable securities are held by the Company’s captive insurance company as collateral for certain insurance coverages. Such securities are primarily comprised of municipal bonds, treasury notes, corporate bonds and other government bonds which are classified as available-for-sale and are reported at fair value. Premium amortization and discount accretion on marketable securities and restricted marketable securities are recognized as adjustments to interest income within “Investment and other income, net” in the Consolidated Statements of Comprehensive Income. Unrealized gains and losses associated with these investments are included in “Unrealized (loss) gain on available-for-sale marketable securities, net of taxes” within the Consolidated Statements of Comprehensive Income. Marketable securities and restricted marketable securities are classified within Level 2 of the fair value hierarchy, as these securities are measured using quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable. Such valuations are determined by a third-party pricing service. For the three and nine months ended September 30, 2026, the Company recorded unrealized losses, net of taxes of $2.4 million and $2.9 million on marketable securities and restricted marketable securities, respectively. For the three and nine months ended September 30, 2025, the Company recorded unrealized gains, net of taxes of $0.7 million and $1.6 million on marketable securities and restricted marketable securities, respectively.

For the three months ended September 30, 2026 and 2025, the Company received total proceeds, less the amount of interest received, of $9.2 million and $7.9 million, respectively, from sales of available-for-sale marketable securities. These sales resulted in realized losses of less than $0.1 million and gains of $0.1 million during the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, the Company received total proceeds, less the amount of interest received, of $21.1 million and $8.1 million, respectively, from the sales of available-for-sale marketable securities. These sales resulted in realized losses of $0.1 million and gains of $0.1 million during the nine months ended September 30, 2026 and 2025. Such losses were recorded in “Investment and other income, net” in the Consolidated Statements of Comprehensive Income. The basis for the sale of these securities was the specific identification of each security sold during the period.

The Company accounts for contingent liabilities arising from acquisitions at fair value. The Company recorded a liability for the contingent liabilities within Other long-term liabilities on the Consolidated Balance Sheets. The fair value of these liabilities are measured using forecasted sales models (Level 3) specific to each acquisition. The Company records gains and losses from this liability within “Selling, general and administrative” in the Consolidated Statements of Comprehensive Income related to the remeasurement of contingent liabilities at each reporting date. For the three months ended September 30, 2026 and 2025, the Company recorded $0.8 million and less than $0.1 million of unrealized losses related to changes in valuation of this liability. For the nine months ended September 30, 2026 and 2025, the Company recorded $0.8 million of unrealized losses and $0.4 million of realized gains related to changes in valuation of this liability.

The investments under the deferred compensation plan are accounted for as trading securities and unrealized gains or losses are recorded within “Investment and other income, net” in the Consolidated Statements of Comprehensive Income. The fair values of these investments are determined based on quoted market prices (Level 1) or the net asset value (“NAV”) of underlying share investments (Level 2). For the three months ended September 30, 2026 and 2025, the Company recorded unrealized losses of $0.6 million and gains of $3.7 million, respectively, related to trading securities still held at the respective reporting dates. For the nine months ended September 30, 2026 and 2025, the Company recorded unrealized gains of $4.8 million and $6.9 million, respectively, related to trading securities still held at the respective reporting dates.

The following table summarizes the contractual maturities of debt securities held as of September 30, 2026 and December 31, 2025, which are classified within “Marketable securities, at fair value” and “Restricted marketable securities, at fair value” in the Consolidated Balance Sheets:

	Debt Securities — Available-for-Sale
Contractual maturity:	September 30, 2026	December 31, 2025
	(in thousands)
Marketable securities, at fair value
Maturing in one year or less	$455	$4,424
Maturing in second year through fifth year	5,653	10,850
Maturing in sixth year through tenth year	20,145	21,962
Maturing after ten years	7,970	5,538
Total marketable securities, at fair value	$34,223	$42,774
Restricted marketable securities, at fair value
Maturing in one year or less	5,119	4,635
Maturing in second year through fifth year	19,978	15,011
Maturing in sixth year through tenth year	9,296	9,653
Maturing after ten years	974	1,053
Total restricted marketable securities, at fair value	$35,367	$30,352
Total debt securities — available-for-sale	$69,590	$73,126

The following table shows the amortized cost, unrealized gains and losses, and estimated fair value of the Company’s debt securities as of September 30, 2026 and December 31, 2025:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Credit Impairment Losses[1]
September 30, 2026	(in thousands)
Type of security:
Marketable securities
Municipal bonds — taxable	$4,148	$—	$(305)	$3,843	$—
Municipal bonds — non-taxable	33,225	—	(2,845)	30,380	—
Total marketable securities	$37,373	$—	$(3,150)	$34,223	$—
Restricted marketable securities
U.S. treasury bonds	$16,069	$—	$(531)	$15,538	$—
Corporate bonds	11,930	—	(324)	11,606	—
Municipal bonds — taxable	8,471	—	(248)	8,223	—
Total restricted marketable securities	$36,470	$—	$(1,103)	$35,367	$—
Total debt securities — available-for-sale	$73,843	$—	$(4,253)	$69,590	$—

December 31, 2025
Type of security:
Marketable securities
Municipal bonds — taxable	$4,115	$1	$(70)	$4,046	$—
Municipal bonds — non-taxable	39,827	124	(1,223)	38,728	—
Total marketable securities	$43,942	$125	$(1,293)	$42,774	$—
Restricted marketable securities
U.S. treasury bonds	$9,904	$148	$(15)	$10,037	$—
U.S. government agency bonds	1,210	5	—	1,215	—
International fixed income bonds	733	3	—	736	—
Corporate bonds	8,682	177	(1)	8,858	—
Municipal bonds — taxable	9,222	284	—	9,506	—
Total restricted marketable securities	$29,751	$617	$(16)	$30,352	$—
Total debt securities — available-for-sale	$73,693	$742	$(1,309)	$73,126	$—
1.The Company performs a credit impairment loss assessment quarterly on an individual security basis. As of September 30, 2026 and December 31, 2025, no allowance for credit loss has been recognized as the issuers of these securities have not established a cause for default and various rating agencies have reaffirmed each security’s investment grade status. The fair value of these securities have fluctuated since the purchase date as market interest rates fluctuate. The Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell before the recovery of the securities’ amortized cost basis.

The following tables provide fair value measurement information for the Company’s financial assets, including marketable securities, restricted marketable securities and deferred compensation plan investments as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Marketable securities
Municipal bonds — taxable	$3,843	$3,843	$—	$3,843	$—
Municipal bonds — non-taxable	30,380	30,380	—	30,380	—
Total marketable securities	$34,223	$34,223	$—	$34,223	$—

Restricted marketable securities
U.S. treasury bonds	$15,538	$15,538	$—	$15,538	$—
U.S. government agency bonds	—	—	—	—	—
International fixed income bonds	—	—	—	—	—
Corporate bonds	11,606	11,606	—	11,606	—
Municipal bonds — taxable	8,223	8,223	—	8,223	—
Total restricted marketable securities	$35,367	$35,367	$—	$35,367	$—

Deferred compensation plan
Money market[1]	$2,270	$2,270	$—	$2,270	$—
Commodities	441	441	441	—	—
Fixed income	5,157	5,157	5,157	—	—
International	4,322	4,322	4,322	—	—
Large cap blend	10,508	10,508	10,508	—	—
Large cap growth	19,819	19,819	19,819	—	—
Large cap value	7,830	7,830	7,830	—	—
Mid cap blend	4,301	4,301	4,301	—	—
Real estate	408	408	408	—	—
Small cap blend	3,941	3,941	3,941	—	—
Global allocation	2,500	2,500	2,500	—	—
Total deferred compensation plan[2]	$61,497	$61,497	$59,227	$2,270	$—

	As of December 31, 2025
			Fair Value Measurement Using:
	Carrying Amount	Total Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Marketable securities
Municipal bonds — taxable	$4,046	$4,046	$—	$4,046	$—
Municipal bonds — non-taxable	38,728	38,728	—	38,728	—
Total marketable securities	$42,774	$42,774	$—	$42,774	$—

Restricted marketable securities
U.S. treasury bonds	$10,037	$10,037	$—	$10,037	$—
U.S. government agency bonds	1,215	1,215	—	1,215	—
International fixed income bonds	736	736	—	736	—
Corporate bonds	8,858	8,858	—	8,858	—
Municipal bonds — taxable	9,506	9,506	—	9,506	—
Total restricted marketable securities	$30,352	$30,352	$—	$30,352	$—

Deferred compensation plan
Money market[1]	$1,965	$1,965	$—	$1,965	$—
Commodities	361	361	361	—	—
Fixed income	5,190	5,190	5,190	—	—
International	6,320	6,320	6,320	—	—
Large cap blend	8,513	8,513	8,513	—	—
Large cap growth	20,425	20,425	20,425	—	—
Large cap value	7,485	7,485	7,485	—	—
Mid cap blend	4,059	4,059	4,059	—	—
Real estate	389	389	389	—	—
Small cap blend	3,438	3,438	3,438	—	—
Deferred compensation plan[2]	$58,145	$58,145	$56,180	$1,965	$—
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
2.The deferred compensation plan carrying amounts and total fair value amounts as of September 30, 2026 and December 31, 2025 are inclusive of $2.5 million and $2.2 million, respectively, of holdings expected to be paid to former employees within the next twelve months which were recorded under “Prepaid expenses and other current assets” in the Company’s Consolidated Balance Sheets.

Note 11—Share-Based Compensation

The components of the Company’s share-based compensation expense (by award type) for the nine months ended September 30, 2026 and 2025 are as follows:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Stock options	$907	$2,304
Restricted stock units and deferred stock units	5,768	5,381
Performance stock units	1,592	1,078
Employee Stock Purchase Plan	260	118
Total share-based compensation expense	$8,527	$8,881

At September 30, 2026, the unrecognized compensation cost related to unvested equity-based awards was $25.4 million. The weighted average period over which these awards will vest was approximately 2.6 years.

The following table summarizes the components of share-based compensation expense included within the Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Selling, general and administrative	$8,461	$8,850
Costs of services provided	66	31
Total share-based compensation expense	$8,527	$8,881

Amended 2020 Omnibus Incentive Plan

On May 26, 2020, the Company adopted the 2020 Omnibus Incentive Plan (the “2020 Plan”). On May 30, 2023, the Company increased the authorized shares under the 2020 Omnibus Incentive Plan by 2.5 million shares. On May 26, 2026, the Company adopted a further amendment to the 2020 Omnibus Incentive Plan (the 2020 Plan, as amended by these two amendments, the “Amended 2020 Plan”), pursuant to which the shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), authorized for issuance thereunder were increased by an additional 2.5 million shares. The Amended Plan provides that current or prospective officers, employees, non-employee directors and advisors can receive share-based awards such as stock options, PSUs, RSUs, and other stock awards. The Amended Plan seeks to encourage profitability and growth of the Company through short-term and long-term incentives consistent with the Company’s operating objectives.

As of September 30, 2026, 8.0 million shares of common stock were reserved for issuance under the Amended Plan, of which 3.7 million are available for future grant. The amount of shares available for issuance under the Amended Plan will increase when outstanding awards under the Company’s Second Amended and Restated 2012 Equity Incentive Plan (the “2012 Plan”) are subsequently forfeited, terminated, lapsed or satisfied thereunder in cash or property other than common stock. No stock award will have a term in excess of 10 years. The Nominating, Compensation and Stock Option Committee (the “NCSO”) of the Board of Directors is responsible for determining the terms of the grants in accordance with the Amended Plan.

Stock Options

A summary of stock options outstanding under the Amended Plan and the 2012 Plan as of December 31, 2025 and changes during the nine months ended September 30, 2026 are as follows:

	Stock Options Outstanding
	Number of Shares	Weighted Average Exercise Price
	(in thousands)
December 31, 2025	2,486	$25.99
Granted	—	$—
Exercised	(74)	$16.02
Forfeited	—	$—
Expired	(301)	$34.24
September 30, 2026	2,111	$25.39

There were no stock options granted during the nine months ended September 30, 2026. The weighted average grant-date fair value of stock options granted during the nine months ended September 30, 2025 was $6.08 per common share. The total intrinsic value of stock options exercised during the nine months ended September 30, 2026 was $0.4 million. No stock options were exercised during the nine months ended September 30, 2025.

The fair value of stock option awards granted during the nine months ended September 30, 2025 was estimated on the date of the grant using the Black-Scholes option valuation model with the following assumptions:

Nine Months Ended September 30,
2025
Risk-free interest rate	4.5%
Weighted average expected life	7.2 years
Expected volatility	42.1%
Dividend yield	—%

The following table summarizes other information about the stock options outstanding at September 30, 2026:

September 30, 2026
(amounts in thousands, except per share data)
Outstanding:
Aggregate intrinsic value	$7,063
Weighted average remaining contractual life	4.4 years
Exercisable:
Number of options	1,568
Weighted average exercise price	$29.87
Aggregate intrinsic value	$2,713
Weighted average remaining contractual life	3.4 years

Restricted Stock Units and Deferred Stock Units

The fair values of outstanding RSUs and DSUs were determined based on the market price of the shares on the date of grant. During the nine months ended September 30, 2026, the Company granted 0.6 million RSUs and DSUs with a weighted average grant-date fair value of $19.28 per unit. During the nine months ended September 30, 2025, the Company granted 0.7 million RSUs and DSUs to its employees with a weighted average grant-date fair value of 11.90 per unit.

A summary of the outstanding RSUs and DSUs as of December 31, 2025 and changes during the nine months ended September 30, 2026 is as follows:

	Restricted Stock Units & Deferred Stock Units
	Number of Units	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2025	1,791	$12.68
Granted	586	$19.28
Vested	(498)	$14.29
Forfeited	(29)	$13.87
September 30, 2026	1,850	$14.32

The Company grants DSUs to non-employee directors. Once the DSU is vested, the director is entitled to receive shares equal to the total number of DSUs issued to such director upon the first to occur of (i) the five year anniversary of the date of grant, (ii) the director’s death, disability or separation of service from the Board, or (iii) a change of control (as defined by the Amended 2020 Plan). Non-employee directors can also elect to receive their Board of Directors retainer in the form of DSUs in lieu of cash. DSUs issued as part of compensation in lieu of cash for retainers vest immediately while other DSUs issued otherwise vest on the first anniversary of the grant date. The number of DSUs granted to these directors is determined based on the stock price on the award date and approximates the cash value the directors would otherwise receive for their retainer. Three non-employee directors elected to receive DSUs in lieu of cash for their 2026 Board of Directors retainer.

On May 26, 2026, the NCSO granted 18,000 DSUs to the Company’s non-employee directors with a one year vesting period. The unrecognized share-based compensation cost of outstanding DSU awards at September 30, 2026 is $0.2 million and is expected to be recognized over a weighted-average period of 0.7 years.

Performance Stock Units

The fair value of outstanding PSUs granted in 2026 are contingent upon the achievement of certain total shareholder return (“TSR”) targets as compared to the TSR of the Russell 2000 Index and the participant’s continued employment with the Company for the three year period ending December 31, 2028, the date at which such awards vest. The unrecognized share-based compensation cost of the TSR-based PSU awards at September 30, 2026 is $3.4 million and is expected to be recognized over a weighted-average period of 1.0 years.

A summary of the outstanding PSUs as of December 31, 2025 and changes during the nine months ended September 30, 2026 is as follows:

	Performance Stock Units
	Number of Units	Weighted Average Grant Date Fair Value
	(in thousands)
December 31, 2025	304	$14.00
Granted	185	$21.12
Vested	(107)	$16.20
Forfeited	—	$—
September 30, 2026	382	$16.84

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

Under the ESPP, the Company is authorized to issue up to 4.1 million shares of its common stock to its employees. Pursuant to such authorization, there are 1.6 million shares available for future grant at September 30, 2026. Under the terms of the ESPP, participants may contribute through payroll deductions up to $21,250 (85% of IRS limitation) of their compensation toward the purchase of the Company’s common stock. No employee may purchase common stock which exceeds $25,000 in fair market value (determined on the option date) for each calendar year. The per share option price is equal to the lower of 85% of the fair market price on the first day of the offering period, or 85% of the fair market price on the last day of the offering period.

The expense associated with the options granted under the ESPP during the nine months ended September 30, 2026 and 2025 was estimated on the date of grant using the Black-Scholes option valuation model with the following assumptions:

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

Under the SERP, the Company is authorized to issue 1.0 million shares of its common stock to its employees. Pursuant to such authorization, the Company has 0.1 million shares available for future grant at September 30, 2026. At the time of issuance, such shares are accounted for at cost as treasury stock.

The following table summarizes information about the SERP during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
SERP expense gain[1]	$543	$523
Unrealized gain recorded in SERP liability account	$4,649	$6,899
1.Both the SERP match and the deferrals are included in the “Selling, general and administrative” caption in the Consolidated Statements of Comprehensive Income.

Note 12—Income Taxes

The Company’s annual effective tax rate is impacted by the tax effects of option exercises, the vesting of awards and deductibility limitations on deferred executive compensation, which are all treated as discrete items in the reporting period in which they occur and therefore cannot be considered in the calculation of the estimated annual effective tax rate. During the three months ended September 30, 2026 and 2025, discrete items increased income tax provision by $0.1 million and $10.4 million, respectively. During the nine months ended September 30, 2026 and 2025, discrete items increased income tax provision by less than $0.1 million and $11.6 million, respectively. The primary driver of discrete items for the three and nine months ended September 30, 2025 was income recognized from ERC refunds.

Differences between the effective tax rate and the applicable U.S. federal statutory rate arise primarily from the effect of state and local income taxes, share-based compensation and tax credits available to the Company. The actual 2026 effective tax rate will likely vary from the estimate depending on the actual operating income earned with availability of tax credits, the exercising of stock options and vesting of share-based awards. The Company regularly evaluates the tax positions taken or expected to be taken resulting from financial statement recognition of certain items. Based on the evaluation, there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the tax years ended December 31, 2021 through 2025 (with regard to U.S. federal income tax returns) and December 31, 2020 through 2025 (with regard to various state and local income tax returns), the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2026.

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

The Chief Operating Decision Maker (“CODM”) for both segments for each of the three and nine months ended September 30, 2026 and 2025 was Theodore Wahl, the Company’s President and Chief Executive Officer. The Company’s CODM does not review assets by segment to assess segment performance or allocate resources, nor is such information provided to the CODM. Accordingly, the Company does not present assets by segment.

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

The following tables provide profit information disaggregated by the Company’s reportable segments for each of the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	EVS	Dietary	Total
	(in thousands, except for percentages)
Revenues	$217,203	$262,401	$479,604
Significant Segment Expenses
Labor and labor-related[1]	170,816	154,997	325,813
Food, chemicals and supplies	15,189	79,079	94,268
Bad debt expense	(2,818)	(779)	(3,597)
Depreciation and amortization expense	1,262	786	2,048
Other segment items[2]	3,845	5,530	9,375
Segment profit	$28,909	$22,788	$51,697
Segment margin	13.3%	8.7%
Unallocated expenses (income)
Corporate expenses[3]			$20,434
Loss on deferred compensation plan investments			(674)
Other (income), net			(2,109)
Interest expense			318
Income before income taxes			$33,728
1.Includes direct labor costs, field management costs (including certain costs included in selling, general and administrative expense), employer taxes, workers' compensation and general liability insurance.
2.Includes expenses for technology, employment advertising and onboarding, travel & entertainment and other expenses.
3.Represents selling, general and administrative expense less the amounts allocated to segments for labor and benefits.

	Three Months Ended September 30, 2025
	EVS	Dietary	Total
	(in thousands, except for percentages)
Revenues	$211,788	$252,550	$464,338
Significant Segment Expenses
Labor and labor-related[1]	166,198	150,490	316,688
Food, chemicals and supplies	15,803	79,028	94,831
Bad debt expense	1,954	3,677	5,631
Depreciation and amortization expense	1,142	703	1,845
Other segment items[2]	3,932	5,733	9,665
Segment profit	$22,759	$12,919	$35,678
Segment margin	10.7%	5.1%
Unallocated expenses (income)
ERC refunds[3]			$(34,239)
Corporate expenses[4]			20,336
Gain on deferred compensation plan investments			3,717
Other (income), net			(11,837)
Interest expense			393
Income before income taxes			$57,308
1.Includes direct labor costs, field management costs (including certain costs included in selling, general and administrative expense), employer taxes, workers' compensation and general liability insurance.
2.Includes technology, employment advertising and onboarding, travel & entertainment and other expenses.
3.ERC refunds were excluded from segment results for each segment.
4.Represents selling, general and administrative expense less the amounts allocated to segments for labor and benefits.

	Nine Months Ended September 30, 2026
	EVS	Dietary	Total
	(in thousands, except for percentages)
Revenues	$638,660	$774,518	$1,413,178
Significant Segment Expenses
Labor and labor-related[1]	494,091	453,074	947,165
Food, chemicals and supplies	45,919	235,165	281,084
Bad debt expense	1,911	2,544	4,455
Depreciation and amortization expense	3,571	2,334	5,905
Other segment items[2]	10,717	16,272	26,989
Segment profit	$82,451	$65,129	$147,580
Segment margin	12.9%	8.4%
Unallocated expenses (income)
Corporate expenses[3]			$54,949
Gain on deferred compensation plan investments			4,648
Other (income), net			(12,591)
Interest expense			1,302
Income before income taxes			$99,272
1.Includes direct labor costs, field management costs (including certain costs included in selling, general and administrative expense), employer taxes, workers' compensation and general liability insurance.
2.Includes expenses for technology, employment advertising, travel & entertainment, professional services and various other less significant expense items.
3.Represents selling, general and administrative expense less the amounts allocated to segments for labor and benefits.

	Nine Months Ended September 30, 2025
	EVS	Dietary	Total
	(in thousands, except for percentages)
Revenues	$613,869	$756,622	$1,370,491
Significant Segment Expenses
Labor and labor-related[1]	482,698	446,015	928,713
Food, chemicals and supplies	43,580	232,323	275,903
Bad debt expense	27,227	51,785	79,012
Depreciation and amortization expense	3,362	3,011	6,373
Other segment items[2]	11,393	16,946	28,339
Segment profit	$45,609	$6,542	$52,151
Segment margin	7.4%	0.9%
Unallocated expenses (income)
ERC refunds[3]			$(34,239)
Gain on deferred compensation plan investments			6,899
Corporate expenses[3]			56,827
Other (income), net			(17,856)
Interest expense			1,206
Income before income taxes			$39,314
1.Includes direct labor costs, field management costs (including certain costs included in selling, general and administrative expense), employer taxes, workers' compensation and general liability insurance.
2.Includes expenses for technology, employment advertising, travel & entertainment, professional services and various other less significant expense items.
3.ERC refunds were excluded from segment results for each segment.
4.Represents selling, general and administrative expense less the amounts allocated to segments for labor and benefits.

The following table provides capital expenditures disaggregated by the Company’s reportable segments for each of the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Capital Expenditures
EVS	$4,282	$3,678
Dietary	749	643
Corporate	66	117
Consolidated	$5,097	$4,438

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except for per share amounts)
Numerator for basic and diluted earnings per share:
Net income	$24,877	$42,953	$73,633	$27,815

Denominator
Weighted average number of common shares outstanding - basic	68,005	72,237	68,873	73,019
Effect of dilutive securities[1]	1,374	729	1,237	486
Weighted average number of common shares outstanding - diluted	69,379	72,966	70,110	73,505

Basic earnings per share:	$0.37	$0.59	$1.07	$0.38

Diluted earnings per share:	$0.36	$0.59	$1.05	$0.38
1.Certain outstanding equity awards are anti-dilutive and therefore excluded from the calculation of the weighted average number of diluted common shares outstanding.

Anti-dilutive outstanding equity awards under share-based compensation plans were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Anti-dilutive equity awards	1,184	2,230	1,170	2,817

Note 15—Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets included the following amounts as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(in thousands)
Prepaid insurance and deposits	$6,100	$3,245
Deferred compensation funding — short-term	2,479	2,236
Other current assets	14,030	10,382
Other prepaid expenses	6,217	5,071
Total prepaid expenses and other current assets	$28,826	$20,934

Note 16—Other Accrued Expenses and Current Liabilities

The Company’s other accrued expenses and current liabilities included the following amounts as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(in thousands)
Deferred ERC credits	$12,277	$12,277
Lease liability — short-term	6,606	5,357
Deferred revenue	6,822	8,930
Deferred compensation liability — short-term	2,479	2,236
Other accrued expenses	7,236	7,012
Other current liabilities	1,085	1,410
Total other accrued expenses and current liabilities	$36,505	$37,222

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

At September 30, 2026, the total line of credit available under the Credit Agreement was $300 million. Amounts drawn under the Credit Agreement generally bear interest at a floating rate, based on the Company’s leverage ratio, and starting at the Term Secured Overnight Financing Rate (“SOFR”) plus 165 basis points. The Company did not have any borrowings under the Credit Agreement as of September 30, 2026 and December 31, 2025. The Credit Agreement requires the Company to satisfy two financial covenants, with which the Company is in compliance as of September 30, 2026. The Credit Agreement provides for a five year unsecured revolving loan facility in the aggregate amount of $300 million and provides, at the Company’s option, the ability to increase the revolving loan commitments to an aggregate amount not to exceed $500 million.

At September 30, 2026, the Company had outstanding $32 million in irrevocable standby letters of credit, which relate to payment obligations under the Company’s insurance programs. In connection with the issuance of the letters of credit, the amount available under the line of credit was reduced by $32 million to $268 million at September 30, 2026. On January 8, 2025, October 6, 2025, and January 20, 2026, the letters of credit were renewed, and they all expire in the first quarter of 2027.

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

Note 18—Equity Method Investments

During the nine months ended September 30, 2026 and 2025, the Company invested $4.6 million and $0.1 million, respectively, in investments accounted for under the equity method. During the three and nine months ended September 30, 2026, the Company recorded expenses of less than $0.1 million within selling, general and administrative expenses in connection with services provided by Align+Engage LLC, an equity method investee, including the use of an application by Company personnel. During the three and nine months ended September 30, 2025, the Company recorded expenses of $0.1 million and $0.7 million, respectively, in connection with services provided by Align+Engage LLC.

Note 19—Subsequent Events

On October 6, 2026, the Company acquired all of the outstanding equity interests of NexDine, LLC and Xendella, LLC (collectively, “NEXDINE Hospitality”) for approximately $93.5 million, subject to customary adjustments, plus contingent consideration payable upon the achievement of certain performance conditions following the closing. The cash consideration payable at closing was funded using cash on hand. NEXDINE Hospitality provides dining and hospitality management services, including services to the senior living market. The transaction expands the Company’s footprint, capabilities and growth potential in the hospitality-driven senior living market with a partner that is culturally aligned with the Company’s values.

The acquisition will be accounted for as a business combination. Because the acquisition occurred after September 30, 2026, the acquired assets, assumed liabilities and operating results of NEXDINE Hospitality are not included in the Company’s condensed consolidated financial statements for the periods presented. Due to the proximity of the acquisition date to the issuance of these financial statements, the initial accounting for the acquisition remains incomplete. Accordingly, the Company is unable to disclose the acquisition-date fair value of the contingent consideration, the allocation of the purchase consideration to the major classes of assets acquired and liabilities assumed, the resulting amount of goodwill, and supplemental pro forma revenue and earnings of the combined entity.

The Company evaluated subsequent events through the filing date of this Form 10-Q. Except as disclosed above, no other events or transactions occurred that require recognition or disclosure in these condensed consolidated financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion is intended to provide the reader with information that will be helpful in understanding our financial statements, including the changes in certain key items when comparing financial statements period to period. We also intend to provide the primary factors that accounted for those changes as well as a summary of how certain accounting principles affect our financial statements. In addition, we are providing information about the financial results of our two operating segments to further assist in understanding how these segments and their results affect our consolidated results of operations. This discussion should be read in conjunction with our financial statements as of September 30, 2026 and December 31, 2025 and the notes accompanying those financial statements.

Overview

We are a premier health and hospitality services platform offering comprehensive solutions across healthcare, senior living, and campus environments. We provide management, administrative and operating expertise and services to housekeeping, laundry, linen, facility maintenance and dietary service departments within nursing homes, retirement complexes, rehabilitation centers, hospitals and campuses located throughout the United States. We provide such services to more than 2,700 facilities throughout the continental United States as of September 30, 2026. We believe we are the largest provider of housekeeping, laundry and dietary management services to the long-term care industry in the United States.

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

EVS services were provided to approximately 2,700 customer facilities at September 30, 2026 and contributed approximately 45.2% or $638.7 million of our consolidated revenues for the nine months ended September 30, 2026. Dietary services were provided at approximately 1,600 customer facilities at September 30, 2026, generating approximately 54.8% or $774.5 million of our total revenues for the nine months ended September 30, 2026.

Three Months Ended September 30, 2026 and 2025

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
	2026	2025	% Change
	(in thousands)
Revenues
EVS	$217,203	$211,788	2.6%
Dietary	262,401	252,550	3.9%
Consolidated	$479,604	$464,338	3.3%

Costs of services provided
EVS	$174,824	$177,122	(1.3)%
Dietary	224,391	225,050	(0.3)%
ERC refunds[1]	—	(34,239)	NR4
Consolidated	$399,215	$367,933	8.5%

Selling, general and administrative
EVS	$13,470	$11,850	13.7%
Dietary	15,222	14,607	4.2%
Corporate[2]	20,434	20,367	0.3%
(Loss) gain on deferred compensation plan investments	(674)	3,717	(118.1)%
Consolidated	$48,452	$50,541	(4.1)%

Other income (expense)[3]
Investment and other income, net	$2,109	$11,837	(82.2)%
Interest expense	(318)	(393)	(19.1)%
Income before taxes	$33,728	$57,308	(41.1)%
Income tax expense	8,851	14,355	(38.3)%
Net income	$24,877	$42,953	(42.1)%

1.Segment costs of services provided excludes the impact of Employee Retention Credits (“ERC”) received by the Company and recorded within income during the three months ended September 30, 2025 as the credits relate to payroll tax credits related to 2020 and 2021 payroll.
2.Represents selling, general and administrative expense less amounts allocated to segments for labor and labor-related and other segment items.
3.These line items represent corporate costs not allocated to segments.
4.Not relevant

EVS and Dietary revenues represented approximately 45.3% and 54.7% of consolidated revenues for the three months ended September 30, 2026, respectively.

The following table sets forth the ratio of certain items to consolidated revenues:

	Three Months Ended September 30,
	2026	2025
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	83.2%	79.2%
Selling, general and administrative	10.1%	10.9%
Other income (expense):
Investment and other income, net	0.4%	2.5%
Interest expense	(0.1)%	(0.1)%
Income before income taxes	7.0%	12.3%
Income tax provision	1.8%	3.1%
Net income	5.2%	9.2%

Revenues

Consolidated

Consolidated revenues increased 3.3% to $479.6 million during the three months ended September 30, 2026 compared to $464.3 million for the corresponding period in 2025 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

EVS revenues increased 2.6% and Dietary revenues increased 3.9% during the three months ended September 30, 2026 compared to the corresponding period in 2025. The increase in revenues was driven by client wins and retention, contractual price increases and pass-through costs to customers.

Costs of Services Provided

Consolidated

Consolidated costs of services provided increased by 8.5% to $399.2 million for the three months ended September 30, 2026 compared to $367.9 million for the corresponding period in 2025. During the three months ended September 30, 2026, we recognized a $6.1 million benefit in bad debt expense related to the reassessment of the current expected credit loss from the 2025 Genesis bankruptcy. During the three months ended September 30, 2025, we recognized a $34.2 million benefit within costs of services provided in conjunction with cash received from the IRS for ERC refunds. Excluding the impact of the Genesis collectability update and the ERC, costs of services provided increased 0.8% as a result of the factors discussed below under Reportable Segments. Costs of services provided, as a percentage of revenues, was 83.2% for the three months ended September 30, 2026 compared to 79.2% for the same period in 2025. During the three months ended September 30, 2026 and 2025, updates to our loss estimates for workers’ compensation and general liability reduced costs of services provided by $1.8 million and $3.1 million, respectively.

Reportable Segments

We include certain expenses classified as selling, general and administrative within segment expenses. We exclude the impact of ERC refunds received from segment expenses. Segment expenses for EVS, as a percentage of EVS revenues, decreased to 86.7% for the three months ended September 30, 2026 from 89.2% in the corresponding period in 2025. Segment expenses for Dietary, as a percentage of Dietary revenues, decreased to 91.3% for the three months ended September 30, 2026 from 94.9% in the corresponding period in 2025.

The following tables provide a comparison of the key indicators we consider when managing segment expenses as a percentage of the respective segment’s revenues:

	Three Months Ended September 30,
Key Indicators as a % of Segment Revenue - EVS	2026	2025	Change
Labor and labor-related costs[1]	78.6%	78.5%	0.1%
Supplies	7.0%	7.5%	(0.5)%
Bad debt expense	(1.3)%	0.9%	(2.2)%
Depreciation and amortization	0.6%	0.5%	0.1%
Other costs[1]	1.8%	1.8%	—%
Total segment expenses	86.7%	89.2%	(2.5)%
1.Inclusive of certain expenses reported within selling, general and administrative expense that are segment-specific.

	Three Months Ended September 30,
Key Indicators as a % of Segment Revenue - Dietary	2026	2025	Change
Labor and labor-related costs[1]	59.1%	59.6%	(0.5)%
Supplies	30.1%	31.3%	(1.2)%
Bad debt expense	(0.3)%	1.5%	(1.8)%
Depreciation and amortization	0.3%	0.3%	—%
Other costs[1]	2.1%	2.2%	(0.1)%
Total segment expenses	91.3%	94.9%	(3.6)%
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

Consolidated Selling, General and Administrative Expense

Selling, general and administrative expense incurred at a segment-level is discussed in the Reportable Segments section above. Also included in consolidated selling, general and administrative expense are corporate expenses and gains and losses associated with changes in the value of investments in the deferred compensation plan. These investments represent the amounts held on behalf of the participating employees as changes in the value of these investments affect the amount of our deferred compensation liability. Losses on the plan investments during the three months ended September 30, 2026 decreased our total selling, general and administrative expense, while gains on the plan investments during the three months ended September 30, 2025 increased our total selling, general and administrative expense.

Excluding the change in the deferred compensation plan described above, consolidated selling, general and administrative expense increased $2.3 million or 4.9% for the three months ended September 30, 2026 compared to the corresponding period in 2025, driven primarily by increased professional fees primarily associated with our merger and acquisition activity.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative expense excluding change in deferred compensation liability	$49,126	$46,824	$2,302	4.9%
(Loss) gain on deferred compensation plan investments	(674)	3,717	(4,391)	NR1
Selling, general and administrative expense	$48,452	$50,541	$(2,089)	(4.1)%
1. Not relevant

Consolidated Investment and Other Income, net

Investment and other income, net was $2.1 million for the three months ended September 30, 2026 compared to $11.8 million for the three months ended September 30, 2025. During the three months ended September 30, 2025, we recognized $5.3 million in interest income on ERC refunds received. Excluding the impact of the ERC refund, investment and other income, net decreased due to unfavorable market fluctuations in the value of our trading security investments representing the funding for our deferred compensation plan.

The table below summarizes the changes in these components of investment and other income, net:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollar amounts in thousands)
Investment and other income, net excluding change in deferred compensation plan assets	$2,743	$8,106	$(5,363)	(66.2)%
(Loss) gain on deferred compensation plan investments	(634)	3,731	(4,365)	(117.0)%
Investment and other income, net	$2,109	$11,837	$(9,728)	(82.2)%

Consolidated Interest Expense

Consolidated interest expense was $0.3 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively.

Consolidated Income Taxes

During the three months ended September 30, 2026, we recognized a provision for income taxes of $8.9 million, or 26.2% effective tax rate, versus a provision for income taxes of $14.4 million, or 25.0% effective tax rate, for the same period in 2025. The effective tax rate change is based on the impact of discrete items in each quarter combined with the impact of our full year income estimate on the tax provision.

The actual annual effective tax rate will be impacted by the tax effects of option exercises and vested awards, which are treated as discrete items in the reporting period in which they occur and may vary based on our common stock price at exercise and the volume of such exercises; therefore, these are not considered in the calculation of the estimated annual effective tax rate. The impact on our income tax provision for the three months ended September 30, 2026 and 2025 for such discrete items was an expense of $0.1 million and $10.4 million (driven by the impact of income recognition from the ERC refunds), respectively.

Nine Months Ended September 30, 2026 and 2025

The following table summarizes the income statement key components that we use to evaluate our financial performance on a consolidated and reportable segment basis for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	2026	2025	% Change
	(in thousands)
Revenues
EVS	$638,660	$613,869	4.0%
Dietary	774,518	756,622	2.4%
Consolidated	$1,413,178	$1,370,491	3.1%

Costs of services provided
EVS	$517,555	$532,081	(2.7)%
Dietary	664,606	705,315	(5.8)%
ERC Credits[1]	—	(34,239)	NR4
Consolidated	$1,182,161	$1,203,157	(1.7)%

Selling, general and administrative
EVS	$38,654	$36,122	7.0%
Dietary	44,783	44,791	—%
Corporate[2]	54,949	56,858	(3.4)%
Gain on deferred compensation plan investments	4,648	6,899	(32.6)%
Consolidated	$143,034	$144,670	(1.1)%

Other income (expense)[3]
Investment and other income, net	$12,591	$17,856	(29.5)%
Interest expense	(1,302)	(1,206)	8.0%
Income before taxes	$99,272	$39,314	152.5%
Income tax expense	25,639	11,499	123.0%
Net income	$73,633	$27,815	164.7%
1.Segment costs of services provided excludes the impact of ERC refunds received by the Company and recorded within income during the three months ended September 30, 2025 as the credits relate to payroll tax credits related to 2020 and 2021 payroll.
2.Represents selling, general and administrative expense less amounts allocated to segments for labor and labor-related and other segment items.
3.These line items represent corporate costs not allocated to segments.
4.Not relevant.

EVS and Dietary revenues represented approximately 45.2% and 54.8% of consolidated revenues for the nine months ended September 30, 2026, respectively.

The following table sets forth the ratio of certain items to consolidated revenues:

	Nine Months Ended September 30,
	2026	2025
Revenues	100.0%	100.0%
Operating costs and expenses:
Costs of services provided	83.7%	87.8%
Selling, general and administrative	9.8%	10.1%
Other income (expense):
Investment and other income, net	0.9%	1.3%
Interest expense	(0.1)%	(0.1)%
Income before income taxes	7.0%	2.8%
Income tax provision	1.8%	0.8%
Net income	5.2%	2.0%
Revenues

Consolidated

Consolidated revenues increased 3.1% to $1.413 billion for the nine months ended September 30, 2026 compared to $1.370 billion for the corresponding period in 2025 as a result of the factors discussed below under Reportable Segments.

Reportable Segments

EVS revenues increased 4.0% during the nine months ended September 30, 2026 compared to the 2025 comparable period, while Dietary revenues increased 2.4% over the same period. The increase in revenues was driven by client wins and retention, contractual price increases and pass-through costs to customers.

Costs of Services Provided

Consolidated

Consolidated costs of services provided decreased by 1.7% to $1.182 billion for the nine months ended September 30, 2026 compared to $1.203 billion for the corresponding period in 2025. During the nine months ended September 30, 2026, we recognized a $6.1 million benefit in bad debt expense related to the reassessment of the current expected credit loss from the 2025 Genesis bankruptcy. During the nine months ended September 30, 2025, we recognized a $34.2 million benefit within costs of services provided related to ERC refunds received. Additionally, during the nine months ended September 30, 2025, we recognized $63.9 million of bad debt expense within costs of services provided related to the Genesis Healthcare bankruptcy. Excluding these items, costs of services provided increased 0.7% as a result of the factors discussed below under Reportable Segments. Costs of services provided, as a percentage of revenues, was 83.7% for the nine months ended September 30, 2026 compared to 87.8% for the same period in 2025. During the nine months ended September 30, 2026 and 2025, updates to our loss estimates for workers’ compensation and general liability reduced costs of services provided by $7.8 million and $5.1 million, respectively.

Reportable Segments

We include certain expenses classified as selling, general and administrative within segment expenses. Segment expenses for EVS, as a percentage of EVS revenues, decreased to 87.1% for the nine months ended September 30, 2026 from 92.6% for the corresponding period in 2025. Segment expenses for Dietary, as a percentage of Dietary revenues, decreased to 91.6% for the nine months ended September 30, 2026 from 99.1% in the corresponding period in 2025.

The following table provides a comparison of the key indicators we consider when managing costs of services provided at the segment level as a percentage of the respective segment’s revenues:

	Nine Months Ended September 30,
Key Indicators as a % of Segment Revenue - EVS	2026	2025	Change
Labor and labor-related costs[1]	77.4%	78.6%	(1.2)%
Supplies	7.2%	7.1%	0.1%
Bad debt expense	0.3%	4.4%	(4.1)%
Depreciation and amortization	0.6%	0.5%	0.1%
Other costs[1]	1.7%	1.8%	(0.2)%
Total segment expenses	87.1%	92.6%	(5.5)%
1.Inclusive of certain expenses reported within selling, general and administrative expense that are segment-specific.

	Nine Months Ended September 30,
Key Indicators as a % of Segment Revenue - Dietary	2026	2025	Change
Labor and labor-related costs[1]	58.5%	58.9%	(0.4)%
Supplies	30.4%	30.7%	(0.3)%
Bad debt expense	0.3%	6.8%	(6.5)%
Depreciation and amortization	0.3%	0.4%	(0.1)%
Other costs[1]	2.1%	2.3%	(0.2)%
Total segment expenses	91.6%	99.1%	(7.5)%
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

Consolidated Selling, General and Administrative Expense

Selling, general and administrative expense incurred at a segment-level is discussed in the Reportable Segments section above. Also included in consolidated selling, general and administrative expense are corporate expenses and gains and losses associated with changes in the value of investments in the deferred compensation plan. These investments represent the amounts held on behalf of the participating employees and changes in the value of these investments affect the amount of our deferred compensation liability. Gains on the plan investments during the nine months ended September 30, 2026 and 2025 increased our total selling, general and administrative expense for each period.

Excluding the change in the deferred compensation plan described above, consolidated selling, general and administrative expense increased $0.6 million or 0.4% for the nine months ended September 30, 2026 compared to the corresponding period in 2025. Decreases in baseline selling, general and administrative spend were by discipline in execution and leveraging our topline growth to gain efficiencies, offset by increased professional fees associated with merger and acquisition-related activity.

The table below summarizes the changes in these components of selling, general and administrative expense:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollar amounts in thousands)
Selling, general and administrative expense excluding change in deferred compensation plan liability	$138,386	$137,771	$615	0.4%
Gain on deferred compensation plan investments	4,648	6,899	(2,251)	(32.6)%
Selling, general and administrative expense	$143,034	$144,670	$(1,636)	(1.1)%

Consolidated Investment and Other Income, net

Investment and other income, net was $12.6 million for the nine months ended September 30, 2026 compared to $17.9 million for the nine months ended September 30, 2025. During the nine months ended September 30, 2025, we recognized $5.3 million in interest income on ERC refunds received. Increases in interest-bearing cash and marketable securities balances during the year increased interest income, which were offset by a reduced gain recognized on deferred compensation plan investments.

The table below summarizes the changes in these components of investment and other income, net:

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(dollar amounts in thousands)
Investment and other income, net excluding change in deferred compensation plan assets	$7,802	$10,930	$(3,128)	(28.6)%
Gain on deferred compensation plan investments	4,789	6,926	(2,137)	(30.9)%
Investment and other income, net	$12,591	$17,856	$(5,265)	(29.5)%

Consolidated Interest Expense

Consolidated interest expense was $1.3 million and $1.2 million for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, we recognized $0.3 million in interest expense related to the amendment of our line of credit.

Consolidated Income Taxes

During the nine months ended September 30, 2026 and 2025, we recognized a provision for income taxes of $25.6 million, or 25.8% effective tax rate, and $11.5 million, or 29.2% effective tax rate, respectively. The effective tax rate change is based on the impact of discrete items in each quarter combined with the impact of our full year income estimate on the tax provision.

The actual annual effective tax rate will be impacted by the tax effects of option exercises or vested awards, which are treated as discrete items in the reporting period in which they occur and may vary based upon our common stock price at exercise and the volume of such exercises; therefore, these cannot be considered in the calculation of the estimated annual effective tax rate. The impact on our income tax provision for the nine months ended September 30, 2026 and 2025 for such discrete items was an expense of less than $0.1 million and $11.6 million, respectively. The discrete items in 2025 were driven primarily by the recognition of ERC refunds.

Liquidity and Capital Resources

Our primary sources of liquidity are available cash and cash equivalents, available lines of credit under our bank line of credit (the “Credit Agreement”) and cash flows from operating activities. The following table includes the balances of our primary sources of liquidity at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$134,598	$125,189
Restricted cash equivalents	115	5,577
Marketable securities, at fair value	34,223	42,774
Restricted marketable securities, at fair value	35,367	30,352
Total	$204,303	$203,892

Working capital	$376,339	$406,040

Our current ratio was 2.8 to 1.0 at September 30, 2026, and 3.4 to 1.0 at December 31, 2025. On October 6, 2026, we used approximately $93.5 million of cash on hand to fund the acquisition of NEXDINE Hospitality, subject to customary purchase price adjustments, which will reduce the working capital and cash available following the acquisition. See Note 19—Subsequent Events to the condensed consolidated financial statements for additional information.

Marketable securities and restricted marketable securities represent fixed income investments that are highly liquid and can be readily purchased or sold through established markets. Such securities are held by the Company’s captive insurance company to satisfy capital requirements of the state regulator of our captive insurance company.

For the nine months ended September 30, 2026 and 2025, our cash flows were as follows:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash from operating activities	$95,770	$127,581
Net cash from investing activities	$(32,523)	$(19,566)
Net cash from financing activities	$(59,300)	$(43,726)

Operating Activities

Our primary sources of cash from operating activities are the revenues generated from our Environmental and Dietary services. Our primary uses of cash from operating activities are the funding of our payroll and other personnel-related costs as well as the costs of supplies used in providing our services. For the nine months ended September 30, 2026, cash flow from operations included $73.6 million in net income, non-cash add-backs to net income of $21.4 million, and a $0.8 million increase in cash flows from changes in operating assets and liabilities.

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

During the three months ended September 30, 2026 and 2025, under the Repurchase Plans we repurchased 0.6 million and 1.7 million shares of our common stock for $12.7 million and $27.3 million, respectively, including commissions and taxes. During the nine months ended September 30, 2026 and 2025, we repurchased 2.7 million and 2.9 million shares of our common stock for $57.0 million and $42.1 million, respectively, including commissions and taxes. We remain authorized to repurchase up to 7.7 million shares of our common Stock pursuant to the 2026 Repurchase Plan.

For the nine months ended September 30, 2026 and the year ended December 31, 2025, our quarterly repurchases of common stock were as follows:

Three Months Ended	Total number of shares of Common Stock repurchased	Average price paid per share of Common Stock	Aggregate purchase price of Common Stock repurchases, excluding taxes	Number of remaining shares authorized for repurchase[1]
	(in thousands, except for per share data)
September 30, 2026	554	$22.68	$12,567	7,702
June 30, 2026	964	$20.62	$19,885	8,256
March 31, 2026	1,206	$19.85	$23,928	9,220
December 31, 2025	1,078	$18.19	$19,604	2,033
September 30, 2025	1,743	$15.64	$27,271	3,111
June 30, 2025	523	$14.73	$7,706	4,854
March 31, 2025	653	$10.77	$7,036	5,377
1.On February 10, 2026, our Board of Directors authorized the repurchase of up to 10.0 million outstanding shares of common stock (under the “2026 Repurchase Plan”). We remain authorized to purchase 7.7 million shares of common stock under the 2026 Repurchase Plan. The 2026 Repurchase Plan replaced a previous authorization from our Board of Directors, dated February 14, 2023, where our Board of Directors authorized the repurchase of up to 7.5 million outstanding shares.

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

At September 30, 2026, the total line of credit available under the Credit Agreement was $300 million. Amounts drawn under the line of credit are payable upon demand and generally bear interest at a floating rate, based on our leverage ratio, and starting at Term Secured Overnight Financing Rate (“SOFR”) plus 165 basis points. The Credit Agreement also provides, at our discretion, the ability to increase the revolving loan commitments to an aggregate amount not to exceed $500 million. At September 30, 2026, we had no borrowings under the Credit Agreement.

The Credit Agreement requires us to satisfy two financial covenants. The covenants and their respective status at September 30, 2026 were as follows:

Covenant Descriptions and Requirements	As of September 30, 2026
Funded debt[1] to EBITDA[2] ratio: less than 3.50 to 1.00	N/A3
EBITDA to Interest Expense ratio: not less than 3.00 to 1.00	90.63
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
3.As of September 30, 2026, we do not have any funded debt, as defined in the Credit Agreement.

We were in compliance with our financial covenants as of September 30, 2026 and expect to remain in compliance. We believe that our existing capacity under the Credit Agreement and our history of favorable operating cash flows provides adequate liquidity to fund our operations for the next twelve months following the date of this report. At September 30, 2026, we had outstanding $32.0 million in irrevocable standby letters of credit, which relate to payment obligations under our insurance programs.

Capital Expenditures

The level of capital expenditures is generally dependent on the number of new customers obtained. Such capital expenditures primarily consist of EVS and food service equipment purchases, laundry and linen equipment installations, computer hardware and software, furniture and fixtures. Although we have no specific material commitments for capital expenditures through the end of calendar year 2026, we estimate that for 2026 we will have capital expenditures of approximately $5.0 million to $7.0 million, of which we have made $5.1 million through September 30, 2026.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2026, we had $204.3 million in cash and cash equivalents, restricted cash equivalents, marketable securities and restricted marketable securities. The fair value of all of our cash equivalents and marketable securities are determined based on “Level 1” or “Level 2” inputs, which are based upon quoted prices for identical instruments in active markets, or based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We place our cash investments in instruments that meet credit quality standards, as specified in our investment policy guidelines.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are intended to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Form 10-Q, is reported in accordance with Securities and Exchange Commission rules. Disclosure controls are also intended to ensure that such information is accumulated and communicated to Management, including the Principal Executive Officer (President and Chief Executive Officer) and the Principal Financial Officer (Chief Financial Officer) as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation as of September 30, 2026, pursuant to the Exchange Act Rule 13a-15(b), our Management, including our Principal Executive Officer and Principal Financial Officer, concluded that our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company continues to review its disclosure controls and procedures, including its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

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

Item 1A. Risk Factors

As of September 30, 2026, there have been no material changes to the Risk Factors disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, except as set forth below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of Equity Securities

On February 10, 2026, our Board of Directors authorized the repurchase of up to 10.0 million outstanding shares of common stock under the 2026 Repurchase Plan. We remain authorized to purchase 7.7 million shares of common stock under the 2026 Repurchase Plan. The 2026 Repurchase Plan replaced a previous authorization from our Board of Directors for the 2023 Repurchase Plan.

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

Shares repurchased pursuant to the 2026 Repurchase Plan during the three months ended September 30, 2026, were as follows:

Three Months Ended September 30, 2026	Total number of shares of Common Stock repurchased	Average price paid per share of Common Stock	Aggregate purchase price of Common Stock repurchases[1]	Number of remaining shares authorized for repurchase
			(in thousands)
July 1, 2026 - July 31, 2026	190,922	$23.99	$4,580	8,065
August 1, 2026 - August 31, 2026	363,118	$22.00	$7,987	7,702
September 1, 2026 - September 30, 2026	—	$—	$—	7,702
Total	554,040	$22.68	$12,567	7,702
1.    Excludes commissions and excise tax costs of $0.1 million.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6. Exhibits

The following exhibits are filed as part of this Report:

Exhibit Number	Description
2.1
Membership Interest Purchase Agreement, dated as of October 6, 2026, by and among Healthcare Services Group, Inc., Real Artisan Brands, LLC and the other parties thereto (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 7, 2026). *

4.1#
Amendment No. 5 to the Healthcare Services Group, Inc. Employee Stock Purchase Plan, dated as of July 21, 2026 (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 24, 2026).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act +
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act +
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act +
101
The following financial information from the Company’s Form 10-Q for the quarterly period ended September 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income/(Loss), (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statement of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)
+ Filed herewith
# Indicates a management plan or compensatory plan or arrangement.
*Certain schedules and exhibits to the Purchase Agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission or its staff upon request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHCARE SERVICES GROUP, INC.

Date:	October 23, 2026	/s/ Theodore Wahl
Theodore Wahl
President & Chief Executive Officer
(Principal Executive Officer)

Date:	October 23, 2026	/s/ Vikas Singh
Vikas Singh
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)